Form 10-K
period 1993-12-31
PFIZER INC
filed 1994-03-25
CIK 78003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------
                                   FORM 10-K
                                 --------------

     (Mark One)

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ............ to ..............

                         Commission file number 1-3619

                                  PFIZER INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-5315170
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)
     235 East 42nd Street
      New York, New York                                       10017

(Address of principal executive offices)                     (Zip Code)

                                 (212) 573-2323
              (Registrant's telephone number including area code)

                                 --------------

          Securities registered pursuant to Section 12(b) of the Act:

================================================================================
     Title of each class                               Name of each exchange
                                                        on which registered
- --------------------------------------------------------------------------------
Common Stock, $.10 par value                          New York Stock Exchange
Preferred Stock Purchase Rights                       New York Stock Exchange
4% Convertible Subordinated Debentures Due 1997       New York Stock Exchange
- --------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of February 28, 1994 was approximately $18.5 billion.

         The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1994 was: 319,964,571 shares of common stock, all of one class.

                      DOCUMENTS INCORPORATED BY REFERENCE

Report to Shareholders for the
  fiscal year ended December 31, 1993                Parts I, II and IV

Proxy Statement dated March 18, 1994                 Part III

================================================================================

                               TABLE OF CONTENTS

                                     PART I

Item                                                              Page
- ----                                                              ----

 1.  Business..................................................    2
       General.................................................    2
       Comparative Segment and
          Geographic Data......................................    2
       Health Care.............................................    2
       Consumer Health Care....................................    4
       Animal Health...........................................    4
       Food Science............................................    5
       Financial Subsidiaries..................................    5
       International Operations................................    5
       Tax Matters.............................................    5
       Patents and Research....................................    6
       Employees...............................................    6
       Regulation..............................................    6
       Raw Materials and Energy................................    7
       Environment.............................................    8
 2.  Properties................................................    8
 3.  Legal Proceedings.........................................    9
 4.  Submission of Matters to
        a Vote of Security Holders.............................   12

                                    PART II

 5.  Market for the Registrant's
        Common Equity and Related
        Stockholder Matters....................................   12
 6.  Selected Financial Data...................................   13
 7.  Management's Discussion and
        Analysis of Financial Condition
        and Results of Operations..............................   13
 8.  Financial Statements and
        Supplementary Data.....................................   13
 9.  Changes in and Disagreements with
        Accountants on Accounting and
        Financial Disclosure...................................   14

                                    PART III

10.  Directors and Executive Officers
        of the Registrant......................................   14
11.  Executive Compensation....................................   19
12.  Security Ownership of Certain
        Beneficial Owners and Management.......................   19
13.  Certain Relationships and
        Related Transactions...................................   19

                                    PART IV

14.  Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K................................   19
Signatures.....................................................   21
Financial Statement Schedules..................................   23
Exhibit 11
Exhibit 12
Exhibit 23

                                     PART I

Item 1. Business

 General

     Pfizer Inc. (the "Company") is a diversified, research-based health care company with global operations. The Company discovers, develops, manufactures and sells technology-intensive products in four business segments: Health Care, which includes a broad range of prescription pharmaceuticals, orthopedic implants, medical devices and surgical equipment; Consumer Health Care, which includes a variety of nonprescription drugs and personal care products; Animal Health, which includes animal health products and feed supplements; and Food Science, which includes ingredients for the food and beverage industries. Additionally, the Company's Financial Subsidiaries include a banking operation in Europe and a small captive insurance operation.

Comparative Segment and Geographic Data

     Comparative segment and geographic data for the three years ended December 31, 1993 are set forth on pages 35 and 36, and in the Note "Financial Subsidiaries" on pages 41 and 42, of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1993 and are incorporated herein by reference.

Health Care

     The Company's Health Care business is comprised of pharmaceuticals and hospital products. The Company competes with numerous other health care companies in the discovery and development of new, technologically advanced pharmaceutical and hospital products; in seeking use of its products by the medical profession; and in the sale of its product lines to wholesale and retail outlets, public and private hospitals, managed care organizations, government and the medical profession.

     Methods of competition in health care vary with the product category. There are a significant number of innovative companies in the field. A critical factor in most markets in which the Company competes is the ability to offer technological advances over competitive products. The productivity of scientific discovery and clinical development efforts is central to long-term operational success since there are many companies that specialize in marketing products that no longer have patent or regulatory protection. Other important factors in these markets include the ability to transfer knowledge of technological advances to the medical community, product quality, prompt delivery and price.

     The United States pharmaceutical marketplace has in recent years experienced intensified price competition, brought about by a range of market forces, including: increased generic competition, growth of managed care organizations, and legislation requiring pharmaceutical companies to provide rebates and discounts to government purchasers. Similar competitive forces, in varying degrees, have also been present in various other countries in which the Company operates.

     Prescription  pharmaceutical  and  hospital  products,  both in the  United
States and abroad, are promoted directly to the medical profession. Pharmaceutical products are distributed in large part to wholesale and retail outlets, hospitals, clinics, and managed care organizations. Hospital products are generally sold directly to medical institutions and, in some cases, through distributors and surgical supply dealers.

     Pharmaceuticals

     The Company's worldwide pharmaceutical products are comprised primarily of drugs which fall into the following major therapeutic classes: cardiovascular agents, anti-infectives, anti-inflammatories, central nervous system agents and anti-diabetes agents. In 1993, pharmaceuticals made up 69% of the Company's consolidated net sales, an increase from 63% in 1992 and 54% in 1991. Increases in both United States and international pharmaceutical revenues in 1993 were principally the result of strong sales of recently introduced products, including Procardia XL (nifedipine GITS), Norvasc (amlodipine besylate), Cardura (doxazosin), Diflucan (fluconazole), Zithromax (azithromycin), and Zoloft (sertraline).

     Cardiovascular products are the Company's largest therapeutic product line accounting for 27% of the Company's consolidated 1993 net sales, an increase from 23% in 1992 and 18% in 1991. These products realized sales growth of 22% in 1993, including an 11% increase in sales of Procardia XL, a once-a-day calcium channel blocker for hypertension and angina, as well as the continuing rollout of Norvasc, an intrinsically once-a-day calcium channel blocker for hypertension and angina and Cardura, an alpha blocker for hypertension. U.S. cardiovascular sales grew 18% in 1993 and international sales of cardiovascular agents rose 34%.

     Diflucan, an antifungal agent indicated for use in a variety of fungal infections including certain types which afflict AIDS and immunosuppressed cancer patients, and Zithromax, an oral antibiotic, were the largest products in the anti-infective class in terms of 1993 growth in net sales. Total anti-infective sales accounted for 22% of the Company's consolidated 1993 net sales, an increase from 20% and 18% in 1992 and 1991, respectively.

     Worldwide sales of anti-inflammatories decreased to 5% of the Company's consolidated 1993 net sales. This compares to 9% in 1992 and 10% in 1991. This decline resulted primarily from the availability of generic versions of Feldene (piroxicam) in the United States since August 1992 and new competitive brand name products.

     The  Company's   central   nervous   system  agents  include   Zoloft,   an
anti-depressant introduced in the U.S. in 1992. Central nervous system agents accounted for less than 10% of the Company's consolidated 1993 net sales.

     The  Company's  anti-diabetes  agents,   including  Glucotrol  (glipizide),
accounted for less than 10% of the Company's consolidated 1993 net sales.

     The Company's new product portfolio continues to undergo review by various regulatory agencies. The Company's products listed below are undergoing regulatory review by the United States Food and Drug Administration ("FDA") for the indications listed.

     Product                               Indication(s)
     -------                               -------------
     Cardura                               Benign prostatic hyperplasia
     Cetirizine (launched in Canada in
        1991 under the name Reactine)      Low-sedating antihistamine; Pediatric
     Diflucan                              Vaginal candidiasis; Pediatric
     Enable (tenidap) (known as Enablex
        outside the United States)         Osteo- and rheumatoid arthritis
     Glucotrol XL (glipizide GITS)         Sustained-release antidiabetic
     Unasyn                                Injectable antibiotic-pediatric
     Zithromax                             Oral antibiotic-pediatric
     Zoloft                                Obsessive-compulsive disorder

     In addition, the Company has marketing rights in the United States and Japan to XOMA Corporation, Inc.'s E5, a monoclonal antibody for the treatment of gram negative sepsis, which is undergoing FDA regulatory review.

     To date, Diflucan has been launched in 60 countries and regulatory approvals have been obtained in 18 additional countries. Norvasc has been launched in 55 countries and approvals have been obtained in 25 additional countries. Cardura has been launched in 21 countries and approvals have been obtained in 35 additional countries. Zithromax has been launched in 19 countries and approvals have been obtained in 17 additional countries. Zoloft has been launched in 14 countries and approvals have been obtained in 9 additional countries.

     Hospital Products

     Hospital Products Group consists of two divisions - Howmedica and Medical Devices. Howmedica manufactures and markets orthopedic implants. Medical Devices consists of three core businesses - Valleylab, Schneider, and American Medical Systems, and two smaller businesses - Infusaid/Strato and Biomedical Sensors.

     Howmedica's reconstructive hip, knee and bone cement products are used to replace joints which have deteriorated as a result of disease or injury. Major product lines are P.C.A. Hips, ABG Hips, Duracon Knee, and Simplex Bone Cement. Howmedica's trauma products are used by orthopedic surgeons to aid in trauma surgery and in setting fractures, and include the Gamma Nail, Luhr System and Alta System.

     Schneider, an international leader in angioplasty catheters, also markets a peripheral stent product line. Schneider, which is active in the United States and Europe, acquired a distribution company in Japan with 1993 being the first full year of Schneider's direct operation in that country. Valleylab is a worldwide leader in electrosurgical devices.

Valleylab's continued investment in product lines for minimally invasive surgery represents a significant opportunity for future growth. American Medical Systems is a leader in impotence and incontinence devices. Its major product development activities in 1993 were focused on trends towards minimally invasive surgery.

     Plans are being implemented to take advantage of manufacturing, marketing and distribution synergies between Strato Medical Corporation, a supplier of implantable vascular access ports, and Infusaid, an innovator in implantable infusion pumps. The combined operation will focus on advanced drug delivery systems. In 1993, Biomedical Sensors launched the Paratrend 7 intravascular continuous blood gas monitoring system, incorporating both electrochemical and fiber-optic technology. The continuous monitoring offered by the Paratrend 7 reduces the time to receive vital information, allowing pro-active diagnosis and therapy.

Consumer Health Care

     The Company's Consumer Health Care products include proprietary health items, baby care products and toiletries, Plax pre-brushing dental rinse, and a number of products sold only in selected international markets, including Vanart hair care products in Mexico and the TCP line of antiseptic and germicidal products marketed primarily in the United Kingdom.

     Among the better-known brands manufactured and marketed by Consumer Health Care are Visine (tetrahydrozoline HCl) eyedrops, Ben-Gay analgesic creams, Desitin diaper rash ointments, Unisom (doxylamine succinate) sleep aids, Plax pre-brushing dental rinse, Rid anti-lice products and Barbasol shave creams and gels. In 1993, Consumer Health Care introduced Unisom Sleep Gels, soft liquid-filled gels with a maximum-strength sleep aid formula, Daily Care Desitin for the prevention of diaper rash, and a new formulation of Rid. Advanced Formula Plax was introduced in early 1994.

     Many other companies, large and small, manufacture and sell one or more similar consumer products. The Company is a significant competitor in this extensive market, and its principal methods of competition include product innovation and quality, customer satisfaction, broad distribution capabilities, advertising and promotion, and price. In general, the winning and retention of consumer acceptance of the Company's consumer products involve heavy expenditure for advertising, promotion, and marketing.

Animal Health

     The Company's Animal Health operations include the discovery, development, manufacture and sale of animal health products and feed supplements. Major products include: veterinary products such as Terramycin LA-200 (oxytetracycline) (marketed as TM/LA outside of North America), a broad-spectrum injectable antibiotic; the Banminth (pyrantel tartrate), Nemex (pyrantel pamoate) and Paratect (morantel tartrate) anthelmintics; Mecadox (carbadox), an antibacterial for pigs; and Terramycin (oxytetracycline), a broad-spectrum antibiotic used for a variety of animal diseases. The Company's animal health business functions on a worldwide basis giving the segment a global approach to marketing and enabling it to effectively coordinate the launches of three animal health products: Advocin (danofloxacin), Dectomax (doramectin), and Aviax (semduramicin). Advocin, a broad-spectrum, third generation quinolone antibacterial used to control respiratory and other diseases in cattle, swine, and poultry has been launched in many Latin American, Asian, and African countries. Dectomax, a novel, second-generation avermectin with broad-spectrum activity against internal and external parasites in a number of animal species has been launched in Brazil, Argentina, and South Africa. Aviax, a potent, broad-spectrum ionophore anticoccidial, used to prevent coccidiosis in poultry is under regulatory review in many countries, with approvals already received in a number of markets.

     Animal  health and  nutrition  products are sold through drug  wholesalers,
distributors,   retail   outlets   and   directly  to  users,   including   feed
manufacturers, animal producers and veterinarians.

     A substantial number of other companies manufacture and sell one or more similar products for animal health use. There are hundreds of producers of animal health products throughout the world. The Company is a significant manufacturer of some of the products, such as injectable antibiotics, anthelmintics and anticoccidial products for the food animal market segments. With respect to the smaller pet segment, and other products for the food animal segments, the Company has a less significant market position.

     Methods of competition with respect to animal health and feed supplement products vary somewhat but include product innovation, service, price, quality and effective transfer of technological advances to the market through advertising and promotion.

Food Science

     The Food Science Group serves the global food processing industry with innovative food ingredients. Food Science continues to develop a strategic position of global leadership within the food ingredients business through the discovery and introduction of innovative food ingredients, linked with the added features of service and know-how for growth into value-added food ingredients systems. This strategic focus seeks to enable Food Science customers to provide an appealing array of healthy and tasteful foods, and, where possible, to provide a linkage to the Company's healthcare business. The specialty ingredients growth has been led by lite ingredients, including Litesse (polydextrose); dairy ingredients, featuring Chy-Max (chymosin); brewery ingredients; and food protectants. Appeal, taste, freshness and nutritional balance  are  quality  parameters  served  by  Food  Science's  ingredients  and technology. Internal research and development remain key strengths and differentiate Food Science from many of its competitors. Products currently under development include fat extenders, intense sweeteners, flavors, food protectants and high temperature fat substitutes.

     The Food Science business competes with other organizations for sales of most of their ingredients as well as substitute products. Some of these organizations produce and sell products that are either identical to, or serve the same function as, ingredients marketed by Food Science. The number of competitors varies with each particular ingredient. Methods of competition vary by ingredient but include innovation and quality, prompt delivery, ability to meet exacting specifications, technical service and cost.

Financial Subsidiaries

     In 1992, the Company completed the transfer of its international banking operations from Puerto Rico to the Republic of Ireland. This subsidiary, Pfizer International Bank Europe (PIBE), operates under a full banking license from the Central Bank of Ireland. This reorganization and transfer was made in anticipation of the integration and unification of the European Union's financial markets. PIBE makes loans and accepts deposits in U.S. dollars in international markets and is an active Euromarket lender with a portfolio of loans, floating rate notes and Euronotes of high quality corporates and sovereigns. Loans are made primarily on a short-and medium-term basis, with floating interest rates.

     The Company's insurance operation, The Kodiak Company Limited, reinsures certain assets, inland transport and marine cargo of Pfizer subsidiaries.

International Operations

     The Company has significant operations outside the United States that, in general, parallel its United States businesses either through direct operations or through distributors. The Company's international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation and other restrictive government actions such as capital regulations. In addition, changes in the values of currencies take place from time to time and can be either favorable or unfavorable to the net income and net assets of subsidiaries operating outside the United States. It is impossible to predict future changes in foreign exchange values or the effect they will have on the Company. The Company actively engages in hedging its current transactional exposures against the impact of unfavorable foreign exchange rate movements. These hedging programs are routinely implemented by the Company's foreign operating units. In addition, from time to time, hedging programs designed to protect selected balance sheet positions and future cash flow exposures are conducted, generally by the Company's headquarters personnel.

Tax Matters

     For tax years beginning after December 31, 1993, the Omnibus Budget Reconciliation Act of 1993 reduced by 40% the benefits accruing to the Company under Section 936 of the Internal Revenue Code (the "Puerto Rico tax credit"). Such tax benefits will decline an additional 5% per year through 1998. For tax years beginning after December 31, 1997, the Puerto Rico tax credit benefit will be fixed at 40% of the current level.

     In 1989, the Internal Revenue Service issued Notice 89-21 which deals, in part, with the tax accounting treatment of lump sum payments and assignments with respect to certain financial transactions which are similar to transactions entered into by the Company, and reported for tax purposes prior to the date of the Notice. If the Internal Revenue Service were to be successful in applying the Notice to these prior Company transactions, certain amounts which the Company believes are taxable only when and if repatriated to the United States would be required to be included in U.S. taxable income for the years 1988 through 1992. At this time, the Company continues to believe that its tax accounting treatment for the transactions in question was proper.

     The Company has satisfactorily resolved all issues with the Internal Revenue Service for the years through 1986. The years 1987 through 1989 are currently under audit by the Internal Revenue Service. The Company believes that its accrued tax liabilities are adequate to cover its U.S. and foreign tax contingencies for all open years.

Patents and Research

     The Company owns or is licensed under a number of patents relating to its products and manufacturing processes which, in the aggregate, are believed to be of material importance in its business. Based on current product sales, and in view of the vigorous competition with products sold by others, the Company does not consider any single patent or related group of patents to be significant in relation to the enterprise as a whole, except for the Procardia XL, Diflucan, Zoloft and Norvasc patents. Procardia XL is a once-a-day formulation of the Company's calcium channel blocker, Procardia (nifedipine), which is administered for the treatment of angina and hypertension. Procardia XL employs a novel drug delivery system developed and patented by Alza Corporation. The Company holds an exclusive license to use this delivery system with nifedipine until 2003. The Company holds patents relating to Diflucan, Zoloft, and Norvasc.

     The Company spent approximately $974 million in 1993, $863 million in 1992, and $757 million in 1991 on Company-sponsored research and development throughout the world. In 1994, the Company plans to spend in excess of $1.1 billion on research and development. In 1992, the Company also established Pfizer Research and Development Company (PRDCO) in Ireland with an initial capitalization of approximately $1 billion to engage in research and development through a cost-sharing arrangement with Pfizer Ltd. (a Pfizer U.K. subsidiary) in exchange for a portion of property rights relating to the development of specific products.

     Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to the Company's success in all areas of its business.

Employees

     Approximately 40,500 persons are employed by the Company throughout the world as follows: United States, 15,600; Europe, 10,800; Asia, 7,800; Canada/Latin America, 4,300; and Africa/Middle East, 2,000. The Company has a good relationship with its employees.

Regulation

     Most of the Company's businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted. Such regulation in the United States involves a more complex approval process than in many other countries and therefore, often results in later marketing clearances and a corresponding increase in the expense of introducing new products in the United States. In many international markets, prices of pharmaceuticals are controlled by the government.

     In 1990, Congress passed the Safe Medical Devices Act. The law contains numerous provisions obligating medical device firms to submit additional information to the U.S. FDA and increased the FDA's powers to investigate and sanction companies for violative practices. To date, the impact of this legislation has been manifested most visibly in delays in processing marketing licenses known as 510 (k) premarket notifications and product marketing applications ("PMAs") and in utilization of the new civil monetary penalties provision. The Company's Hospital Products Group is actively implementing strategies to maintain compliance with the requirements and the burdens that arise due to these provisions.

     The 1990 Omnibus Budget Reconciliation Act requires pharmaceutical companies to extend rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. The Veterans Health Care Act, passed in 1992, requires manufacturers to provide discounts on purchases of pharmaceutical products by the Department of Veterans Affairs (DVA) and by certain entities funded by the Public Health Service. The Company's net sales in 1993 were reduced by Medicaid rebates and rebates under related state programs which amounted to $70 million. In addition, in 1993, Pfizer provided $51 million in discounts to the federal government, primarily to the DVA and the Department of Defense, for drugs purchased in accordance with the Veterans Health Care Act.

     In 1990, the FDA announced a call for data for ingredients contained in products bearing anti-plaque and related claims. The call for data is part of the FDA's ongoing review, begun in 1972, of over-the-counter drug products. The FDA is taking this administrative approach to evaluate the safety and efficacy of anti-plaque products and has not proceeded further with regard to 1989 regulatory letters it issued to the Company and several other manufacturers of products bearing anti-plaque claims. The Company submitted its response to the call for data relating to Plax, its pre-brushing dental rinse, on June 17, 1991. This filing, as well as filings of other manufacturers, is still under review, and is currently being considered by an FDA Advisory Panel.

     In June 1992, the Generic Drug Enforcement Act was passed into law. The legislation provides for mandatory and permissive debarment of companies convicted of crimes related to abbreviated new drug applications and of individuals convicted of crimes related to development or approval of any drug product. Debarment is a prohibition against the company or individual from submitting, assisting in the submission or providing services for someone who has an approved or pending drug application. The law is reflective of a continuing trend in Congress to enhance FDA's enforcement powers over the entire regulated industry and stiffen penalties for violations of the Food, Drug and Cosmetic Act. To date, the FDA has utilized the provision to debar more than a dozen individuals.

     In 1992, the Prescription Drug User Fee Act was also signed into law. It imposes fees for: a) certain human drug and biologic product applications, b) certain products listed under provisions of the Food, Drug and Cosmetic Act, and
c) establishments in which prescription drugs in final dosage form are manufactured. The fees, which will increase over a five year period and additionally are subject to inflation adjustments, are intended to be dedicated to the review process for human drug applications. The legislative goals, expressed in companion correspondence, are to reduce the backlog of original and supplemental product applications and expedite the review of new applications. User fees were collected on specified applications filed after September 1, 1992. The financial impact of these fees on the Company was not material in 1993, while the Company expects to benefit from expedited review of its applications.

     In Western Europe, the 12 countries currently comprising the European Union (formerly known as the European Community), are continuing the process of implementing directives, standards and regulatory control mechanisms designed to further harmonize requirements for the Union-wide approval and marketing of drugs and medical devices. These changes, which are not expected to be in full operation before the mid-1990s, are likely to have positive effects upon the Company's businesses. However, until the common requirements are implemented and the Company has some experience with them in practice, it will be impossible to determine the net impact on the Company. Also, by that time, the scope of these measures may have extended to other European countries whose applications to join the European Union are currently pending.

     During 1993, Congress began debate on reform of the U.S. health care system. Numerous health care reform bills have been introduced, including the Administration's "Health Security Act". The Health Security Act includes provisions that would form an Advisory Council on Breakthrough Drugs, require rebates on pharmaceuticals reimbursed under the Medicare program, and authorize the Secretary of Health and Human Services to exclude from coverage under Medicare, or require prior authorization for, drugs the Secretary considers to be excessively priced. While these provisions could have an adverse impact on the Company's pharmaceutical business in the United States, other bills that have been introduced do not contain such provisions. It is uncertain whether legislation will be enacted in 1994 or, if legislation is enacted, whether it will have a significant adverse effect on the Company.

Raw Materials and Energy

     Raw materials essential to the business of the Company and its subsidiaries are generally obtainable from multiple sources. The Company did not experience any significant restrictions on availability of raw materials or supplies during the last year, and none is expected in 1994. Energy was available to the Company in sufficient quantities to meet Company requirements and this condition is expected to continue in 1994.

Environment

     Certain of the Company's operations are affected by Federal, State and local laws and regulations relating to environmental quality. The Company has made and intends to continue to make the necessary expenditures for environmental protection. Compliance with such laws and regulations is not expected to have a material adverse effect on the financial position, earnings or competitive position of the Company and its subsidiaries.

                                         United States    All Other        Total
                                         -------------    ---------        -----
                                                    (Millions of dollars)
Environment-related capital expenditures:
    1993 Actual ...................          $13.2          $17.8          $31.0
    1994 Estimated ................           76.1           16.2           92.3
    1995 Estimated ................           45.6           16.4           62.0

Other environmental-related expenses:
    1993 Actual ...................           26.5           10.3           36.8
    1994 Estimated ................           30.4           12.1           42.5


Item 2. Properties

     Following is a summary description of the Company's principal plants and properties:

     Groton Plant and Research Laboratories -- These facilities are located in Groton, Connecticut, and surrounding towns, on approximately 649 acres, and include a number of buildings of one to eight stories, containing approximately 3,250,000 square feet of floor space either existing or under construction.

       Principal products produced at Groton are bulk pharmaceuticals, specialty chemicals and food ingredients. Since acquiring the plant in 1946, the Company has made major improvements, including construction of production facilities, a powerhouse and generating equipment, and a large research complex adjacent to the plant. In 1992, major improvements to plant facilities were initiated, including a process effluent and waste water treatment facility, and a major pharmaceutical capacity replacement project. Both projects are expected to be completed by 1996. Construction was completed in 1993 on several research expansions including a 156,000 square foot drug safety building addition, a 30,000 square foot central utilities building, and a 442,000 square foot parking facility. In 1993, enlargement of the pharmaceutical research and development facilities was initiated.

     Brooklyn Plant -- The Company's site in Brooklyn, New York, is on approximately 17 acres, including a number of buildings containing approximately 1,172,000 square feet of floor space. The primary operations, pharmaceutical dosage form manufacturing and packaging, are housed in an eight story production facility containing 545,000 square feet.

     Vigo Plant and Research Facility -- These facilities, located in Vigo County near Terre Haute, Indiana, are on a site of approximately 2,100 acres owned in fee and consist of a number of buildings of one to five stories containing approximately 706,000 square feet of floor space. Principal products produced at this plant are pharmaceutical products, bulk antibiotics, polydextrose and chymosin. Animal health research is also performed on this site.

     Barceloneta Plant -- Pfizer Pharmaceuticals Inc. is located on an 89-acre property owned by the Company at Barceloneta, Puerto Rico. An additional 151 acres of land adjacent to this property were purchased in 1991 for future utilization. The facilities contain four major manufacturing buildings (of two to four floors) and twelve support buildings with a total approximate area of 397,600 square feet of floor space; and ten additional facilities (tank farms, electrical substations, cooling towers, incinerator, etc.) with an approximate area of 70,400 square feet, for a total plant facilities area of approximately 468,000 square feet. It houses organic synthesis manufacturing, pharmaceutical dosage form manufacturing and packaging facilities, and the required service areas, such as bulk and drum liquid storage, laboratories, utilities, engineering shops, employee services and administration.

     Other U.S. Locations -- The Company also operates 12 other production facilities in the United States and has five regional sales and distribution centers in various parts of the country which are owned in fee.

     The Company's world headquarters is located at 235 East 42nd Street, New York, NY. The Company owns this 33-story office building which contains approximately 650,000 square feet. The building stands on slightly less than one acre of land which is leased under an agreement expiring in 2057. In 1983, the Company purchased a ten-story office building located at 219 East 42nd Street, containing approximately 263,400 square feet which is immediately adjacent to the Company's headquarters. The Company also leases additional office space in New York City consisting of approximately 155,550 square feet.

     Outside the United States -- The Company's major manufacturing facilities outside the United States are located in Australia, Brazil, France, Germany, Great Britain, India, Ireland, Italy, Japan, Mexico and Spain. The plants in these eleven countries have an aggregate of over two million square feet of floor space. Additional plants are located in over 20 additional countries located in various parts of the world. A large medicinal and animal health research unit is located in Sandwich, England where an 82,000 square foot clinical sciences building became operational in 1993 and a 99,000 square foot animal sciences building became operational in early 1994. Construction is in progress on a 97,000 square foot pharmaceutical sciences building due for occupancy in 1996 and also on a 120,000 square foot administration and services building which is scheduled for completion in 1994. Additional research laboratories exist in France, Japan and Germany.

     The Company's major manufacturing facilities in the U.S. and the other locations referred to above manufacture various products for all of the
Company's businesses. These properties are maintained in good operating condition and the manufacturing facilities have capacities considered adequate to meet the Company's needs.

Item 3. Legal Proceedings

     The Company is involved in a number of claims and litigations, including product liability claims and litigations considered normal in the nature of its businesses. These include suits involving various pharmaceutical and hospital products that allege either reaction to or injury from use of the product.

     As previously disclosed, numerous claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60(degree) or 70(degree) Shiley Convexo-Concave (C/C) heart valves, or anxiety that properly functioning implanted valves might fracture in the future, or, in a few cases, personal injury from a prophylactic replacement of a functioning valve.

     The Company believes that claims based on properly functioning implanted valves seeking recovery for alleged anxiety that the valves might fracture in the future do not state a cause of action and, accordingly, the Company has vigorously defended these cases. As of January 21, 1994, 59 cases have either been dismissed on motions to dismiss or for summary judgment, or have been voluntarily withdrawn by the plaintiffs. In the case of Kahn v. Shiley Incorporated and Pfizer Inc., however, the California Court of Appeal in 1990 held invalid all of the plaintiff's product liability claims relating to concerns with respect to plaintiff's properly functioning C/C heart valve, but permitted plaintiff to pursue claims based on deceit, which the trial court has held includes negligent and fraudulent misrepresentations.

     Cases involving approximately 200 implantees (and spouses of some of them) were consolidated for certain pretrial purposes under the caption of the Kahn case pending in the Superior Court, Orange County, California. More than 100 of these were settled in early 1993. Trial of the first of the remaining cases, of six selected for trial, began July 29, 1993. After trial, but before verdict, most of the remaining cases as well as several unfiled claims, involving approximately 250 implantees, were settled.

     In an  attempt  to  resolve  all  claims  alleging  anxiety  that  properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley et al., a case brought in the United States District Court for the Southern District of Ohio that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 20, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 8, 1994. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992.

     Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, 12 currently have cases or claims pending in the Kahn consolidation in California; 4 have cases or claims pending outside of California; approximately 675 whose claims were included in the Kahn consolidation have been settled; approximately 100 have never filed a case or claim; and approximately 10 have working valve cases pending.

     Several claims relating to elective reoperations of valve recipients are currently pending. Some of these claims relate to elective reoperations covered by the Bowling class settlement described above, and, therefore, the claimants are entitled to certain benefits in accordance with the settlement. Such claimants, if they irrevocably waive all of the benefits of the settlement, may pursue separate litigation to recover damages in spite of the class settlement. The Company is defending these claims.

     Generally, the plaintiffs in all of the pending heart valve litigations discussed above seek money damages. Based on the experience of the Company in defending these claims to date, including available insurance and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or the results of operations of the Company.

     On September 30, 1993, Dairyland Insurance Co., a carrier providing excess liability coverage ("excess carrier") in the early 1980s, commenced an action in the California Superior Court in Orange County, seeking a declaratory judgment that it was not obligated to provide insurance coverage for Shiley heart valve liability claims. On October 8, 1993, Pfizer filed cross-complaints against Dairyland and filed third-party complaints against 73 other excess carriers who sold excess liability policies covering periods from 1978 to 1985, seeking damages and declaratory judgments that they are obligated to pay for defense and indemnity to the extent not paid by other carriers.

     The  Company's  operations  are  subject  to  federal,   state,  and  local
environmental  laws  and  regulations.  Under  the  Comprehensive  Environmental
Response Compensation and Liability Act of 1980, as amended ("CERCLA" or Superfund"), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state superfund laws. Such designations are made regardless of the extent of the Company's involvement. There are also claims that the Company is a potentially responsible party or participant with respect to several waste sites in Canada. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state and local laws.

     To the extent possible with the limited amount of information available at this time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites and is of the opinion that the Company's liability with respect to these sites should not have a material adverse effect on the financial position or the results of operations of the Company. In arriving at this conclusion, the Company has considered, among other things, the payments that have been made with respect to the sites in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocate defense and remedial costs at such sites; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs for a site, if known; existing technology; and the currently enacted laws and regulations. The Company anticipates that a portion of these costs and related liability will be covered by available insurance.

     The Company agreed to a consent order issued by the State of Connecticut's Department of Environmental Protection on January 28, 1994 in connection with the Company's operation of its pharmaceutical research and production facilities in Groton, Connecticut. The consent order, pursuant to which the Company agreed to pay a civil penalty of $150,000, resolves all matters raised in an administrative action brought by the agency against the Company. The action had alleged certain violations of state environmental regulations which incorporate provisions of the federal Resource Conservation and Recovery Act.

     Through the early 1970s, Pfizer (Minerals Division) and Quigley Company, Inc., a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. Prior to September 1990, the cases involving talc products were defended by the CCR, but the Company is now overseeing its own defense of these actions. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against Pfizer.

     On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the twenty members of the CCR. The settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over ten years. In addition, the shares allocated to the CCR members eliminate joint and several liability. The settlement is subject to the court's determination that the settlement is fair and reasonable.

     Concurrently with the filing of the future claims class action, the CCR settled approximately 16,360 personal injury cases on behalf of Pfizer and Quigley, leaving approximately 22,900 cases pending (15,400 against Quigley and 7,500 against Pfizer). It is the CCR's intention to settle remaining and opt-out cases and claims on a similar basis to past settlements.

     Costs incurred by the Company in defending the asbestos personal injury claims and the property damage claims, as well as settlements and damage awards in connection therewith, are largely insured against under policies issued by several primary insurance carriers and a number of excess carriers. The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage claims, will be largely covered by insurance policies issued by carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. In connection with the future claims settlement, the defendants have commenced a third-party action against their respective excess insurance carriers that have not agreed to provide coverage seeking a declaratory judgment that (a) the future claims settlement is fair and reasonable as to the carriers;
(b) the carriers had adequate notice of the future claims class settlement;  and
(c) the carriers are obligated to provide coverage for asbestos personal injury claims. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that these actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

     In connection with the divestiture of Minerals Technologies Inc. (MTI), to which the net assets of the Pfizer Minerals and the Quigley businesses were transferred, Pfizer and Quigley agreed to indemnify MTI against any liability with respect to products manufactured and sold prior to October 30, 1992, as well as against liability for certain environmental matters.

     The Company has been named, together with numerous other manufacturers of prescription drugs and certain companies which distribute prescription pharmaceuticals, in at least fifty-one lawsuits (the majority of which are purported to be class actions) in the United States District Courts in Illinois, Pennsylvania, California, Texas, Minnesota and New York, as well as six lawsuits in California state courts, all brought by certain retail pharmacy companies. These cases allege, in essence, that the defendant drug manufacturers have violated the Sherman Act in that they have unlawfully agreed with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts which they allege were extended to managed care companies, mail order pharmacies and other institutional purchasers. Certain of the cases also allege violations of the Robinson-Patman Act in that the manufacturers allegedly have unlawfully discriminated against retail pharmacy companies by not extending to them such discounts. It is anticipated that additional cases may be filed. On February 4, 1994, 46 federal suits were transferred to the United States District Court for the Northern District of Illinois for coordinated pretrial preceedings. The remaining federal suits are expected to be transferred there as well. The Company believes these cases are without merit and will vigorously defend them.

     FDA administrative proceedings relating to Plax are pending, principally an industry-wide call for data on all anti-plaque products by the FDA. The call for data notice specified that products that have been marketed for a material time and to a material extent may remain on the market pending FDA review of the data, provided the manufacturer has a good faith belief that the product is generally recognized as safe and effective and is not misbranded. The Company believes that Plax satisfied these requirements and prepared a response to the FDA's request, which was filed on June 17, 1991. This filing, as well as the filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Committee.

     A consolidated class action on behalf of persons who allegedly purchased Pfizer common stock during the March 24, 1989 through February 26, 1990 period is pending in the United States District Court for the Southern District of New York. This lawsuit, which commenced on July 13, 1990, alleges that the Company and certain officers and former directors and officers violated federal securities law by failing to disclose potential liability arising out of personal injury suits involving Shiley heart valves and seeks damages in an unspecified amount. The defendants in this action believe that the suit is without merit and are vigorously defending it. A derivative action commenced on April 2, 1990 against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves is pending in the Superior Court, Orange County, California. The complaint seeks, among other forms of relief, damages in an unspecified amount. The defendants in the action believe that the suit is without merit and are vigorously defending it.

     On January 28, 1993, a purported class action entitled Kearse v. Pfizer Inc. and Howmedica Inc. was commenced in the United States District Court for the Northern District of Ohio. Howmedica Inc. ("Howmedica") is a wholly owned subsidiary of the Company. The action sought monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleged that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. On August 3, 1993, a virtually identical purported class action, Bradshaw/Davids v. Pfizer Inc. and Howmedica Inc., was brought and the Kearse case was subsequently voluntarily dismissed. The Company believes that the suit is without merit and is vigorously defending it.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     Information required by this item is incorporated by reference to the notes entitled, "Long-Term Debt", "Earnings per Common Share", "Common Stock", "Preferred Stock Purchase Rights", "Employee Benefit Trust", "Cash Dividends", "Stock Option Plan" and "Quarterly Data (unaudited)" found on pages 43, 46, 47, 50 and 51 of the Annual Report to Shareholders for the fiscal year ended December 31, 1993.

Item 6. Selected Financial Data

Selected Consolidated Statement of Income Data

                                                                  Year Ended December 31,
                                             ----------------------------------------------------------------
                                               1993          1992          1991          1990          1989
                                             --------      --------      --------      --------      --------
                                                       (Millions of dollars, except per share data)

Net sales .............................      $7,477.7      $7,230.2      $6,950.0      $6,406.0      $5,671.5
                                             ========      ========      ========      ========      ========
Income before cumulative effect
  of accounting changes ...............      $  657.5(a)   $1,093.5(b)   $  722.1(d)   $  801.2      $  681.1(e)
Cumulative effect of accounting changes          --          (282.6)(c)      --            --            --
                                             --------      --------      --------      --------      --------
Net income ............................      $  657.5(a)   $  810.9(b)   $  722.1(d)   $  801.2      $  681.1(e)
                                             ========      ========      ========      ========      ========
Earnings per common share (f):
  Income before cumulative effect
    of accounting changes .............      $   2.05      $   3.25      $   2.13      $   2.38      $   2.02
  Cumulative effect of accounting
    changes ...........................          --            (.84)(c)      --            --            --
                                             --------      --------      --------      --------      --------
  Net income ..........................      $   2.05      $   2.41      $   2.13      $   2.38      $   2.02
                                             ========      ========      ========      ========      ========
Cash dividends paid per common
  share (f) ...........................      $   1.68      $   1.48      $   1.32      $   1.20      $   1.10
                                             ========      ========      ========      ========      ========

                                                                       December 31,
                                             ----------------------------------------------------------------
                                               1993          1992          1991          1990          1989
                                             --------      --------      --------      --------      --------
                                                                   (Millions of dollars)

Total assets ..........................      $9,330.9      $9,590.1      $9,634.6      $9,052.0      $8,324.8
                                             ========      ========      ========      ========      ========
Long-term debt ........................      $  570.5      $  571.3      $  396.6      $  193.3      $  190.6
                                             ========      ========      ========      ========      ========

- --------------
(a) Includes a pre-tax charge of $750.0 million ($525.0 million after-tax) for restructuring and unusual items and a pre-tax gain of $60.0 million on the sale of a business offset by restructuring charges of $62.0 million.

(b) Includes a pre-tax credit of $54.0 million representing the gain on the sale of certain businesses offset by charges for restructuring, consolidating and streamlining. In addition, it includes pre-tax curtailment gains of $56.5 million associated with postretirement benefits of divested operations.

(c) Represents a pre-tax charge of $520.5 million ($312.6 million after-tax or $.93 per share) for the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and a credit of $30.0 million ($.09 per share) for the cumulative effect of adopting SFAS No. 109, Accounting for Income Taxes.

(d) Includes an after-tax special charge of $195.0 million for potential future Shiley C/C heart valve fracture claims.

(e) Includes an after-tax provision of approximately $46.0 million for the loss on the sale of the Pigments business.

(f) In 1991, the Company effected a two-for-one stock split of its common stock. Prior years have been restated to reflect this stock split.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information required by this item is incorporated by reference to the "Financial Review" on pages 26 through 33 of the Annual Report to Shareholders for the fiscal year ended December 31, 1993.


Item 8. Financial Statements and Supplementary Data

     Information required by this item is incorporated by reference to the "Independent Auditors' Report" found on page 34 and to pages 35 through 51 of the Annual Report to Shareholders for the fiscal year ended December 31, 1993.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with regard to the Directors of the Company, including those of the following Executive Officers who are Directors, is incorporated by reference to pages 3 through 7 of the Company's Proxy Statement dated March 18, 1994.

     The Board of Directors elects officers at its first meeting after each annual meeting of shareholders. The Board may also elect officers from time to time throughout the year. Elected officers of the Company hold office until their successors are chosen or until their earlier death, resignation or removal.


                                                    Age as of
                                                 the date of the
                                                    Company's
                                                 Annual Meeting        Positions and Offices With
          Name                                   April 28, 1994          Company Presently Held
          -----                                   ------------           -----------------------

Brian W. Barrett...............................        54        Vice  President;   President,   Northern  Asia,   Australasia   and
                                                                   Canada--International Pharmaceuticals Group

Edward C. Bessey...............................        59        Vice Chairman;  President--U.S.  Pharmaceuticals  Group;  Director;
                                                                   Member of the Corporate Management Committee

M. Kenneth Bowler..............................        51        Vice President--Federal Government Relations

C. L. Clemente.................................        56        Senior Vice President--Corporate  Affairs;  Secretary and Corporate
                                                                   Counsel; Member of the Corporate Management Committee

Bruce R. Ellig.................................        57        Vice President--Personnel

Donald F. Farley ..............................        51        Vice President; President--Food Science Group

David Fitzgerald...............................        60        Vice President;  Executive Vice President--Hospital Products Group,
                                                                   and President, Howmedica Division


George A. Forcier .............................        55        Vice President--Quality Control

William E. Harvey..............................        63        Vice President; Treasurer

Gary N. Jortner................................        48        Vice  President;  Group Vice  President,  Disease  Management--U.S.
                                                                   Pharmaceuticals Group

Karen L. Katen.................................        45        Vice President; Executive Vice President--U.S. Pharmaceuticals
                                                                   Group

Henry A. McKinnell.............................        51        Executive   Vice   President   and   Chief    Financial    Officer;
                                                                   President--Hospital  Products  Group;  Member  of  the  Corporate
                                                                   Management Committee

Brower A. Merriam..............................        59        Vice President; President--Animal Health Group

John C. Mesloh.................................        59        Vice President--Corporate Purchasing

Victor P. Micati...............................        54        Vice President; President, Europe--International Pharmaceuticals
                                                                   Group

Paul S. Miller.................................        55        Senior Vice  President;  General  Counsel;  Member of the Corporate
                                                                   Management Committee


George M. Milne, Jr. ..........................        50        Vice President; President--Central Research

Robert Neimeth.................................        58        Executive Vice President;  President--International Pharmaceuticals
                                                                   Group; Member of the Corporate Management Committee

John F. Niblack................................        55        Executive Vice  President--Research and Development;  Member of the
                                                                   Corporate Management Committee





                                                    Age as of
                                                 the date of the
                                                    Company's
                                                 Annual Meeting        Positions and Offices With
          Name                                   April 28, 1994          Company Presently Held
          -----                                   ------------           -----------------------

William J. Robison.............................        58        Vice President; President--Consumer Health Care Group

Herbert V. Ryan................................        57        Controller

Craig Saxton ..................................        51        Vice President; Executive Vice President--Central Research

Gerald H. Schulze..............................        46        Vice President--Corporate Strategic Planning

Robert L. Shafer...............................        61        Vice President--Public Affairs

David L. Shedlarz..............................        46        Vice President--Finance

William C. Steere, Jr..........................        57        Chairman of the Board and Chief Executive Officer; Director; Member
                                                                   of the Corporate Management Committee

Peter G. Tombros...............................        51        Vice President--Investor Relations


                  BUSINESS EXPERIENCE OF NON-DIRECTOR OFFICERS

Brian W. Barrett

     Mr. Barrett joined Pfizer Canada in 1966, where he served in various financial positions, including Chief Financial Officer of the Canadian subsidiary. In 1971, he was appointed Assistant Controller of Pfizer International in New York; in 1973, Director of International Planning and in 1976, Director of Planning. In 1980, Mr. Barrett was appointed Vice President -- Corporate Strategic Planning; in 1983, he became Vice President -- Finance for Pfizer International; in 1985, President -- Africa/Middle East and in 1991, President -- Asia/Canada. In 1992, Mr. Barrett was elected Vice President of the Company. He assumed the responsibilities of his present position, President, Northern Asia, Australasia and Canada -- International Pharmaceuticals Group, in 1993.

M. Kenneth Bowler

     Mr. Bowler joined the Company in 1989, and has been Vice President -- Federal Government Relations since 1990. He formerly served as Staff Director for the House Ways and Means Committee.

C. L. Clemente

     Mr. Clemente joined the Company in 1964 and has served as Vice President; General Counsel and Secretary, Pfizer International, Inc. He has also held the position of Vice President of Coty, formerly Pfizer's fragrance and cosmetic division. In 1983, he was named Associate General Counsel of Pfizer Inc. In 1986, he was elected Vice President; General Counsel and Secretary of the Company. He became a member of the Corporate Management Committee of the Company in 1991. In 1992, he was elected Senior Vice President --Corporate Affairs; Secretary and Corporate Counsel.

Bruce R. Ellig

     Mr. Ellig joined the Company in 1960. He progressed through a number of positions of increasing responsibility in the Corporate Personnel Division including Vice President -- Compensation and Benefits in 1978 and Vice President-Employee Relations in 1983. In 1985, he was elected Vice President -- Personnel of the Company.

Donald F. Farley

     Mr. Farley joined the Company in 1965 as Production Engineer for the Chemical Division. After serving in a number of positions of increasing responsibility within the Chemical Division, he was named its Vice President, Operations in 1982. In 1986 he became Senior Vice President of the Division, and in 1988, Executive Vice President - Specialty Chemicals. In 1992, Mr. Farley was named President of the Food Science Group, and in February 1993 was elected a Vice President of the Company.

David Fitzgerald

     Mr. Fitzgerald joined the Company's Howmedica division in 1970 as Controller. In 1974, he was promoted to Corporate Controller of Howmedica. He served as Assistant General Manager and Vice President -- General Manager, and in 1980 he assumed responsibility for Howmedica's worldwide orthopedics operations. In 1982, he was appointed Senior Vice President of Howmedica. In 1984, he became President of Howmedica and Senior Vice President of Hospital Products. In 1988, he became Executive Vice President of the Hospital Products Group. In 1992, Mr. Fitzgerald was elected Vice President of the Company.

George A. Forcier

     Dr. Forcier joined the Company in 1966 as Analytical Research Chemist for the Company's Medical Research Laboratories. In 1970, he was named Project Leader, in 1979 Manager, and in 1981, Assistant Director, of the Analytical Research Department. In 1986, he was named Director of the Analytical Research and Development Department and in 1991, he became Group Director. Dr. Forcier was elected Vice President -- Quality Control of the Company, effective January 1, 1994.

William E. Harvey

     Mr. Harvey joined the Company in 1966 as Assistant to the Treasurer of Pfizer International. In 1969, he was appointed Assistant Treasurer, International, and in 1981, he became Assistant Treasurer of the Company. In 1990, Mr. Harvey was elected Vice President; Treasurer of the Company.

Gary N. Jortner

     Mr. Jortner joined the Company in 1973 as a Systems Analyst for Pfizer Pharmaceuticals. In 1974, he transferred to product management and progressed through a series of promotions that resulted in his being named Group Product Manager for Pfizer Labs in 1978. In 1981, he became Vice President of Marketing for Pfizer Labs. In 1986, he was promoted to Vice President of Operations for Labs. In 1991, he was named Vice President and General Manager, Pfizer Labs Division. In 1992, Mr. Jortner was elected Vice President of the Company. In 1993, he was named Vice President; Group Vice President, Disease Management -- U.S. Pharmaceuticals Group.

Karen L. Katen

     Ms. Katen joined the Company in 1974 as a Marketing Associate for Pfizer Pharmaceuticals. Beginning in 1975, she progressed through a number of positions of increasing responsibility in the Roerig product management group which resulted in her being named Group Product Manager in 1978. In 1980, she transferred to Pfizer Labs as a Group Product Manager and later became Director,
Product  Management.   In  1983,  she  returned  to  Roerig  as  Vice  President
- -Marketing. In 1986, she was named Vice President and General Manager --Roerig Division. In 1992, she was elected Vice President of the Company. In May 1993, Ms. Katen became Executive Vice President of the U.S. Pharmaceuticals Group, in addition to remaining General Manager of the Company's Roerig Division.

Henry A. McKinnell

     Dr. McKinnell joined the Company in 1971. In 1977, he became Vice President
- --Area Manager for Pfizer Asia. In 1979, he became Executive Vice President and in 1981, President of Pfizer Asia. In 1984, Dr. McKinnell was named Vice President -- Corporate Strategic Planning, and in 1986, he was elected a Vice President of the Company. In 1990, Dr. McKinnell became the Company's Chief Financial Officer and was named Vice President -- Finance of the Company. In 1992, he became a member of the Corporate Management Committee of the Company. In that same year, he became Executive Vice President of the Company, and President of the Company's Hospital Products Group, in addition to remaining the Company's Chief Financial Officer.

Brower A. Merriam

     Mr. Merriam joined the Company in 1969 as Country Manager for Peru, and in 1971, he was appointed Country Manager for Argentina. In 1973, he was appointed President of Pfizer Latin America. He was appointed Director of Pfizer International in 1984, and in 1988 assumed the position of President for Latin America, Southeast Asia, Indo-Pacific and Canada. In 1990, he was appointed Executive Vice President of Pfizer International. In 1991, he became Executive Vice President of the Animal Health Group and in 1992 was appointed its President. Mr. Merriam was elected a Vice President of the Company in 1992.

John C. Mesloh

     Mr. Mesloh joined Howmedica, Inc. as Controller in 1973. In 1974, he was appointed Vice President -- Finance and Treasurer of Howmedica, and in 1980 he was elected Corporate Controller of the Company. In 1989, Mr. Mesloh was elected Vice President of the Company. Mr. Mesloh was elected Vice President, Corporate Purchasing, effective January 1993.

Victor P. Micati

     Mr. Micati joined the Company in 1965 as a Management Candidate for Pfizer Labs. Beginning in 1966, he progressed through a number of positions of increasing responsibility in the Pfizer Labs division, which resulted in his being named Vice President --Marketing in 1971. In 1972 he became Vice President of Pharmaceutical Development for International Pharmaceuticals. In 1980, he was named Executive Vice President of the European Management Center. He returned to the International Pharmaceutical Division in 1984 as Senior Vice President, and in 1990 was named President, Europe. In 1992, Mr. Micati was elected Vice President of the Company.

Paul S. Miller

     Mr. Miller joined the Company in 1971 and was appointed an Assistant Secretary and Assistant General Counsel in 1975. In 1983, he was named Associate General Counsel. In 1986, he became Secretary of the Corporate Management Committee and in that same year he was elected Vice President; General Counsel of the Company. He became a member of the Corporate Management Committee of the Company in 1991. In 1992, Mr. Miller was elected Senior Vice President -- General Counsel of the Company.

George M. Milne

     Dr. Milne joined the Company in 1970 as a Research Scientist. In 1973, he was named Senior Research Scientist and progressed through a number of positions of increasing responsibility which resulted in his being named Vice President, Research and Development Operations in 1985. In 1988, Dr. Milne became Senior Vice President, Research and Development, and in September 1993, he was elected Vice President of the Company and President, Central Research.

Robert Neimeth

     Mr. Neimeth joined the Company in 1962 as a management trainee, subsequently serving as Country Manager, Nigeria, as Vice President, Pharmaceutical Development in Asia, and then as President of Pfizer Asia from 1972 to 1977. He then served as Vice President and Director of Operations for Pfizer Labs. In 1980 he became President Pfizer Europe and, in 1983, Mr. Neimeth became Vice President of the Company. In 1984, he was also elected Executive Vice President of Pfizer International Subsidiaries. In 1990, he was named Vice President; President, Pfizer International Subsidiaries. In 1991, he became Chairman, President and Chief Executive Officer of Pfizer International. He also became a member of the Corporate Management Committee of the Company in 1991. In 1992, he was elected Executive Vice President of the Company, and President, International Pharmaceuticals Group. In this capacity, Mr. Neimeth supervises the Company's International Pharmaceutical and worldwide Animal Health operations.

John F. Niblack

     Dr. Niblack joined the Company in 1967 and held various management positions in new drug discovery operations before being appointed in 1984 as Vice President, Medicinal Products Research and in 1986 as Executive Vice President, Central Research. In 1990, Dr. Niblack was named President-Central Research and elected a Vice President of the Company. In September 1993, Dr. Niblack was elected Executive Vice President - Research and Development, and became a member of the Corporate Management Committee of the Company.

William J. Robison

     Mr. Robison joined the Company in 1961 as a Sales Representative for Pfizer Labs. After serving in a number of positions of increasing responsibility in the Labs division, he was appointed Vice President of Sales in 1980, and Senior Vice President Pfizer Labs in 1986. In 1990 he was appointed Vice President and General Manager of Pratt Pharmaceuticals, and in 1992 assumed his present position as President of the Consumer Health Care Group. In 1992, Mr. Robison was also elected Vice President of the Company.

Herbert V. Ryan

     Mr. Ryan joined the Company in 1962 as Supervisor, Capital Assets. In 1964 he was named Supervisor, Corporate Ledger, and in 1966 became Director, Corporate Accounting. In 1981 he was appointed Assistant Controller, Corporate Accounting. Effective January 1993, Mr. Ryan was elected Corporate Controller.

Craig Saxton

     Dr. Saxton joined the Company in 1976 as Clinical Projects Director for the Central Research Division of Pfizer Limited in Sandwich, England. In 1981, he was named Senior Associate Medical Director for the International Division of Pfizer Inc., and in 1982 became the Division's Vice President, Medical Director. Dr. Saxton became Senior Vice President, Clinical Research and Development for the Central Research Division in 1988. In September 1993, he was named Executive Vice President - Central Research and was elected a Vice President of the Company.

Gerald H. Schulze

     Mr. Schulze joined the Company in 1971 as a Medical Service Representative for Roerig. He served in a number of positions of increasing responsibility in the Pharmaceuticals and International divisions before being named Vice President -- Business Development for the Consumer Products division in 1985. In 1987, he was named Vice President -- Business Development for Hospital Products, and in 1988, became that division's Senior Vice President. In 1992, he was elected a Vice President of the Company and was named Executive Vice President for the Hospital Products Group and President of the Medical Devices Division. In November 1993, Mr. Schulze was elected Vice President, Corporate Strategic Planning of the Company.

Robert L. Shafer

     Mr. Shafer joined the Company in 1966 as Assistant to the Director of Government Relations. In 1967, he became Associate Director of Government Relations and in 1968, Director of Government Relations. In 1973, Mr. Shafer was elected a Vice President of the Company. In 1982, he was elected Vice President-Public Affairs.

David L. Shedlarz

     Mr. Shedlarz joined the Company in 1976 as Senior Financial Analyst for the Pharmaceuticals Division. After serving in a number of positions of increasing responsibility, he was named Production Controller in 1979 and Assistant Group Controller in 1981. In 1984, he became Group Controller and in 1989 was named Vice President of Finance for the Pharmaceuticals Group. In 1992, Mr. Shedlarz was elected Vice President -- Finance of the Company.

Peter G. Tombros

     Mr. Tombros joined the Company as a Marketing Assistant with Pfizer Laboratories in 1968. After serving in a number of different marketing and sales positions, he was appointed to the position of Vice President, Marketing in 1975. In 1980, he was appointed Vice President, Pfizer Pharmaceuticals and General Manager for the Roerig Division. In 1984 he became Senior Vice President of Pfizer Pharmaceuticals and General Manager for the Roerig Division. In 1986, Mr. Tombros was elected Vice President of Pfizer Inc. and Executive Vice President of Pfizer Pharmaceuticals. In 1990 he was named Vice President -- Corporate Strategic Planning of the Company. In December 1993, Mr. Tombros was elected Vice President -- Investor Relations. In 1994, Mr. Tombros announced that he would be leaving the Company on March 22, 1994.

Item 11. Executive Compensation

     Information with regard to executive compensation is incorporated by reference to pages 9 through 17 of the Company's Proxy Statement dated March 18, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with regard to security ownership of certain beneficial owners and management is incorporated by reference to pages 2 through 7 of the Company's Proxy Statement dated March 18, 1994.

Item 13. Certain Relationships and Related Transactions

     Information with regard to certain relationships and related transactions is incorporated by reference to page 19 of the Company's Proxy Statement dated March 18, 1994.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The following is a list of all Financial Statement Schedules and Exhibits filed as a part of this Annual Report.

     (a)(1)      Financial Statements

                 See Part II

     (a)(2)      Financial Statement Schedules

                                                                      Page
                                                                      ----
     Schedule V     --  Property, Plant and Equipment                  23
     Schedule VI    --  Accumulated Depreciation, Depletion
                        and Amortization of Property, Plant
                        and Equipment                                  24
     Schedule VIII  --  Valuation and Qualifying Accounts              25
     Schedule IX    --  Short-Term Borrowings                          26
     Schedule X     --  Supplementary Income Statement Information     27

     Schedules not listed above have been omitted for the reason that they are inapplicable or not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted on the basis that these subsidiaries, considered in the aggregate, would not constitute a significant subsidiary.

(a)(3) Exhibits

3(a) --Restated  Certificate of Incorporation  of the Company,  as of April 1991
       (incorporated by reference to Exhibit 4(a) of Form S-8, Registration No. 33-44053).

3(b) --By-laws of the Company, as amended January 1992 (incorporated by reference to Exhibit 3 of the Company's Form 8-K Current Report dated January 24, 1992).

10   --Executive Compensation Plans and Arrangements:

10.1 --Form of Severance Agreement for Certain Executive Officers of the Company (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.2 --Pfizer Inc. Performance-Contingent Share Award Program (incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 18,
       1994).

11   --Computation  of Earnings Per Common Share and Fully Diluted  Earnings Per
       Common Share.

12   --Computation of Ratio of Earnings to Fixed Charges.

13(a)--Portions  of the Annual  Report of the  Company for the fiscal year ended
       December 31, 1993 which are expressly incorporated by reference herein.

13(b)--Copy of the Annual Report of the Pfizer  Savings and  Investment  Plan on
       Form 11-K for the fiscal year ended December 31, 1993.

13(c)--Copy of the Annual Report of the Pfizer Savings and  Investment  Plan for
       Employees Resident in Puerto Rico on Form 11-K for the fiscal year ended December 31, 1993.

21   --Subsidiaries of the Registrant.

23   --Report and consent of KPMG Peat  Marwick,  independent  certified  public accountants.

(b)    The Company filed a report on Form 8-K dated October 20, 1993.

     Exhibits to the Form 10-K are available upon request at the charges set out below. Requests should be directed to C. L. Clemente, Secretary, Pfizer Inc, 235 East 42nd Street, New York, N.Y. 10017.

                            Exhibit 13(b) ...  $1.20
                            Exhibit 13(c) ...   1.10
                            Exhibit 21 ......    .50

     The following trademarks, found in this report, are among those used by Pfizer Inc.

        Cardura (doxazosin)                     Advocin (danofloxacin)
      Diflucan (fluconazole)                      Aviax (semduramicin)
         Enable (tenidap)                     Banminth (pyrantel tartrate)
        Enablex (tenidap)                        Dectomax (doramectin)
   E5 (anti-endotoxin antibody)                    Mecadox (carbadox)
        Feldene (piroxicam)                     Nemex (pyrantel pamoate)
       Glucotrol (glipizide)               Terramycin LA-200 (oxytetracycline)
   Glucotrol XL (glipizide GITS)                  TM/LA (oxytetracycline)
   Norvasc (amlodipine besylate)               Paratect (morantel tartrate)
     Procardia (nifedipine)
  Procardia XL (nifedipine GITS)
       Reactine (cetirizine)
Unasyn IM/IV (sulbactam/ampicillin)
   Unasyn Oral (sultamicillin)
    Zithromax (azithromycin)
      Zoloft (sertraline)
                                                         Barbasol
              ABG                                        Ben-Gay
             Alta                                   Daily Care Desitin
            Duracon                                      Desitin
             Gamma                                         Plax
              Luhr                                          Rid
           Paratrend                           Unisom (doxylamine succinate)
             P.C.A.                                   Unisom Sleep Gels
            Simplex                            Visine (tetrahydrozoline HC1)

                               Chy-Max (chymosin)
                             Litesse (polydextrose)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Pfizer Inc.
                         (Registrant)

                         By  /s/ C. L. Clemente
                           ---------------------
                                 C. L. Clemente
                                  (Secretary)

Dated: March 24, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                    Signature                                   Title                               Date
                    ---------                                   -----                               ----
          /s/  William C. Steere, Jr.                   Chairman of the Board,                   March 24, 1994
 ----------------------------------------------          Director (Principal
            (William C. Steere, Jr.)                     Executive Officer)


            /s/  Henry A. McKinnell                   Executive Vice President                   March 24, 1994
 ----------------------------------------------     (Principal Financial Officer)
             (Henry A. McKinnell)

              /s/  Herbert V. Ryan                           Controller                          March 25, 1994
 ----------------------------------------------    (Principal Accounting Officer)
                (Herbert V. Ryan)

            /s/  Edward C. Bessey                             Director                           March 24, 1994
 ----------------------------------------------
               (Edward C. Bessey)

             /s/   M. Anthony Burns                           Director                           March 24, 1994
 ----------------------------------------------
               (M. Anthony Burns)

          /s/   William J. Crowe, Jr.                         Director                           March 24, 1994
 ----------------------------------------------
             (William J. Crowe, Jr.)

           /s/  Grace J. Fippinger                            Director                           March 24, 1994
 ----------------------------------------------
              (Grace J. Fippinger)

           /s/  Constance J. Horner                           Director                           March 24, 1994
 ----------------------------------------------
              (Constance J. Horner)

                                                              Director                           March   , 1994
 ----------------------------------------------
              (Stanley O. Ikenberry)

           /s/  Thomas G. Labrecque                           Director                           March 24, 1994
 ----------------------------------------------
              (Thomas G. Labrecque)




                    Signature                                   Title                               Date
                    ---------                                   -----                               ----

               /s/  James T. Lynn                             Director                           March 24, 1994
 ----------------------------------------------
                 (James T. Lynn)

              /s/  Paul A. Marks                              Director                           March 24, 1994
 ----------------------------------------------
                 (Paul A. Marks)

              /s/  John R. Opel                               Director                           March 24, 1994
 ----------------------------------------------
                 (John R. Opel)

            /s/  Edmund T. Pratt, Jr.                         Director                           March 24, 1994
 ----------------------------------------------
             (Edmund T. Pratt, Jr.)

           /s/   Franklin D. Raines                           Director                           March 24, 1994
 ----------------------------------------------
              (Franklin D. Raines)

            /s/    Felix G. Rohatyn                           Director                           March 24, 1994
 ----------------------------------------------
               (Felix G. Rohatyn)

            /s/  Jean-Paul Valles                             Director                           March 24, 1994
 ----------------------------------------------
               (Jean-Paul Valles)



                      PFIZER INC. AND SUBSIDIARY COMPANIES

                  SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT (a)

                                  Balance at                                       Other       Balance at
                                   Beginning  Additions             Translation  Changes Add     End of
          Classification           of Period   at Cost  Retirements Adjustments  (Deduct)(c)     Period
          --------------           ---------- --------- ----------- -----------  -----------   ----------
                                                           (Millions of Dollars)
Year ended December 31, 1993
  Land ........................     $   71.7     $ 10.4     $  .7     $   .4     $   --       $   81.8
  Buildings ...................        953.9      158.0       4.1      (14.0)        --        1,093.8
  Machinery and equipment .....      1,706.9      248.5      37.5      (20.1)        --        1,897.8
  Furniture, fixtures and other        698.3      175.6      50.3      (10.8)        --          812.8
  Construction in progress ....        385.6       41.7(b)    5.4       (7.4)        --          414.5
                                    --------     ------     -----     ------     --------     --------
                                    $3,816.4     $634.2     $98.0     $(51.9)    $   --       $4,300.7
                                    ========     ======     =====     ======     ========     ========
Year ended December 31, 1992
  Land, including quarries and
    mining properties .........     $   85.3     $ 15.4     $  .7     $  1.4     $  (29.7)    $   71.7
  Buildings ...................        959.7      118.9       3.2      (10.2)      (111.3)       953.9
  Machinery and equipment .....      1,876.4      339.5      43.4      (25.3)      (440.3)     1,706.9
  Furniture, fixtures and other        663.5      180.7      50.5      (13.6)       (81.8)       698.3
  Construction in progress ....        422.6       19.7(b)    1.0      (19.9)       (35.8)       385.6
                                    --------     ------     -----     ------     --------     --------
                                    $4,007.5     $674.2     $98.8     $(67.6)    $ (698.9)    $3,816.4
                                    ========     ======     =====     ======     ========     ========
Year ended December 31, 1991
  Land, including quarries and
    mining properties .........     $   83.3     $  4.7     $  .4     $ (1.0)    $   (1.3)    $   85.3
  Buildings ...................        863.5      137.0       3.6      (23.3)       (13.9)       959.7
  Machinery and equipment .....      1,670.6      288.6      27.4      (38.0)       (17.4)     1,876.4
  Furniture, fixtures and other        599.9      126.0      39.7      (16.2)        (6.5)       663.5
  Construction in progress ....        399.0       37.5(b)    2.2      (11.7)        --          422.6
                                    --------     ------     -----     ------     --------     --------
                                    $3,616.3     $593.8     $73.3     $(90.2)    $  (39.1)    $4,007.5
                                    ========     ======     =====     ======     ========     ========

- ------------
(a) Generally, the straight line method of depreciation is used for financial reporting purposes. The rates used in computing the annual amounts of financial depreciation are, in general, as follows:

                       Buildings ................     3-4%
                       Machinery and equipment...     5-20%
                       Other ....................     3-25%

(b) Includes reclassification of Construction in progress to appropriate classifications.

(c) Adjustments arising from businesses divested and primarily attributable to the sale of the Company's Coty line of fragrances and cosmetics, a majority interest in the common stock of MTI and certain product lines of Shiley Incorporated in 1992 and the Plax international pre-brushing dental rinse business, Deknatel and Pfizer Laser Systems in 1991.


                      PFIZER INC. AND SUBSIDIARY COMPANIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                                               Additions
                                   Balance at  Charged to                            Other     Balance at
                                    Beginning  Costs and              Translation Changes Add   End of
            Description             of Period   Expenses  Retirements Adjustments (Deduct)(a)   Period
            -----------            ----------- ---------  ----------- ----------- -----------  ---------
                                                            (Millions of Dollars)
Year ended December 31, 1993
  Buildings ......................   $  334.0     $ 31.1     $ 4.7     $ (1.5)    $   --       $  358.9
  Machinery and equipment ........      883.1      126.4      29.5       (8.1)        --          971.9
  Furniture, fixtures and other ..      294.2       83.6      34.5       (5.9)        --          337.4
                                     --------     ------     -----     ------     --------     --------
                                     $1,511.3     $241.1     $68.7     $(15.5)    $   --       $1,668.2
                                     ========     ======     =====     ======     ========     ========
Year ended December 31, 1992
  Quarries and mining
    properties ...................   $    2.9     $   .2     $ --      $   .1     $   (3.2)    $   --
  Buildings ......................      327.1       37.4       2.6        (.4)       (27.5)       334.0
  Machinery and equipment ........    1,001.7      126.7      45.9       (8.3)      (191.1)       883.1
  Furniture, fixtures and other ..      294.8       78.3      35.4       (6.4)       (37.1)       294.2
                                     --------     ------     -----     ------     --------     --------
                                     $1,626.5     $242.6     $83.9     $(15.0)    $ (258.9)    $1,511.3
                                     ========     ======     =====     ======     ========     ========
Year ended December 31, 1991
  Quarries and mining
    properties ...................   $    2.9     $  --      $ --      $ --       $   --       $    2.9
  Buildings ......................      304.6       34.2       1.7       (7.2)        (2.8)       327.1
  Machinery and equipment ........      932.6      115.7      20.1      (19.0)        (7.5)     1,001.7
  Furniture, fixtures and other ..      266.4       67.8      29.4       (7.3)        (2.7)       294.8
                                     --------     ------     -----     ------     --------     --------
                                     $1,506.5     $217.7     $51.2     $(33.5)    $  (13.0)    $1,626.5
                                     ========     ======     =====     ======     ========     ========

- ------------
(a) Adjustments arising from businesses divested and primarily attributable to the sale of the Company's Coty line of fragrances and cosmetics, a majority interest in the common stock of MTI and certain product lines of Shiley Incorporated in 1992 and the Plax international pre-brushing dental rinse business, Deknatel and Pfizer Laser Systems in 1991.


                      PFIZER INC. AND SUBSIDIARY COMPANIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions
                                                         -------------------------
                                           Balance at    Charged to    Charged to
                                            Beginning     Costs and       Other       Deductions    Balance at
               Description                  of Period     Expenses    Accounts (b)      (a) (c)    End of Period
               -----------                 ----------    ----------   ------------    ----------   -------------
                                                                  (Millions of Dollars)
Year ended  December 31, 1993
 Valuation and qualifying accounts
  deducted from assets to which they apply
    Allowance for doubtful accounts  ....     $36.2         $12.1          $ .4         $ 8.1           $40.6
                                              =====         =====         =====         =====           =====
    Allowance for credit losses  ........     $14.5         $ --           $--          $ 1.0(d)        $13.5
                                              =====         =====         =====         =====           =====
Year ended  December 31, 1992
 Valuation and qualifying accounts
  deducted from assets to which they apply
    Allowance for doubtful accounts  ....     $38.8         $11.5          $ .5         $14.6(e)        $36.2
                                              =====         =====         =====         =====           =====
    Allowances for credit losses  .......     $11.5         $ 3.0          $--           $--            $14.5
                                              =====         =====         =====         =====           =====
Year ended  December 31, 1991
 Valuation and qualifying accounts
  deducted from assets to which they apply
    Allowance for doubtful accounts  ....     $42.5         $ 3.1          $--          $ 6.8           $38.8
                                              =====         =====         =====         =====           =====
    Allowance for credit losses  ........     $11.5         $ --           $--           $--            $11.5
                                              =====         =====         =====         =====           =====

- ------------
(a)  Includes impact of translation of foreign currencies.

(b)  Recoveries of accounts previously written off.

(c)  Uncollectible accounts charged against allowance accounts.

(d)  Decrease in allowance arising from lower loan loss exposure.

(e)  Includes $6.4 million of adjustments arising from businesses divested.


                      PFIZER INC. AND SUBSIDIARY COMPANIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                                                                                        Average
                                                                         Maximum        Amount        Weighted
                                                          Weighted       Amount       Outstanding      Average
                                           Balance at      Average     Outstanding      During      Interest Rate
                                             End of       Interest     During the         the        During the
Category of Aggregate Short-term Borrowings  Period         Rate         Period        Period(a)      Period(b)
- -------------------------------------------  -------       ------       --------       --------     -------------
                                                                  (Millions of Dollars)
Year ended December 31, 1993
  Bank Borrowings  ....................     $  186.2         9.2%        $  219.5       $  186.7        11.0%
  Certificates of deposit  ............        160.8         3.2%           161.9          127.2         3.6%
  Commercial paper  ...................        814.5         3.2%         1,850.2        1,390.9         3.2%
  Other  ..............................         13.7         7.7%            17.8           15.2        10.0%
  Current portion long-term debt  .....          3.6
                                            --------
                                            $1,178.8
                                            ========
Year ended December 31, 1992
  Bank Borrowings  ....................     $  158.8        13.4%        $  235.6       $  191.6        12.9%
  Certificates of deposit  ............        164.1         3.4%           308.5          148.8         3.7%
  Commercial paper  ...................        905.1         3.7%           982.6          833.7         4.0%
  Other  ..............................         19.7        13.8%            22.2           13.4        12.8%
  Current portion long-term debt  .....          4.6
                                            --------
                                            $1,252.3
                                            ========
Year ended December 31, 1991
  Bank Borrowings  ....................     $  159.1        15.7%        $  412.0       $  253.9        13.2%
  Certificates of deposit  ............        234.4         5.2%           234.4           80.3         6.7%
  Commercial paper  ...................      1,280.0         4.7%         1,366.0        1,059.8         5.8%
  Other  ..............................          3.8        18.9%            45.9           23.8        13.1%
  Current portion long-term debt  .....         13.8
                                            --------
                                            $1,691.1
                                            ========

- --------------
(a) Represents the arithmetic mean of the end of the month balances by category for the previous twelve months.

(b) Actual interest expense by category over the average amount outstanding during the period.

                      PFIZER INC. AND SUBSIDIARY COMPANIES

             SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                              Charged to Costs and Expenses
                                            --------------------------------
                                                 Year Ended December 31,
                                            --------------------------------
             Item                            1993         1992         1991
             ----                           ------       ------       ------
                                                  (Millions of Dollars)
Maintenance and repairs ..............       $ 98.0(a)    $121.4       $122.3
Media advertising costs ..............        254.9        243.2        279.9
Royalties ............................        225.9        205.0        243.7

- ------------
     Taxes, other than payroll and income taxes and amortization of intangible assets, are omitted as each item does not exceed 1% of Net sales as reported in the Consolidated Statement of Income.

(a) Decrease due to divsetiture of MTI in 1992.

                                 EXHIBIT INDEX


3(a) --Restated  Certificate of Incorporation  of the Company,  as of April 1991
       (incorporated by reference to Exhibit 4(a) of Form S-8, Registration No. 33-44053).

3(b) --By-laws of the Company, as amended January 1992 (incorporated by reference to Exhibit 3 of the Company's Form 8-K Current Report dated January 24, 1992).

10   --Executive Compensation Plans and Arrangements:

10.1 --Form of Severance Agreement for Certain Executive Officers of the Company (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.2 --Pfizer Inc. Performance-Contingent Share Award Program (incorporated by reference to Exhibit A of the Company's Proxy Statement dated March 18,
       1994).

11   --Computation  of Earnings Per Common Share and Fully Diluted  Earnings Per
       Common Share.

12   --Computation of Ratio of Earnings to Fixed Charges.

13(a)--Portions  of the Annual  Report of the  Company for the fiscal year ended
       December 31, 1993 which are expressly incorporated by reference herein.

13(b)--Copy of the Annual Report of the Pfizer  Savings and  Investment  Plan on
       Form 11-K for the fiscal year ended December 31, 1993.

13(c)--Copy of the Annual Report of the Pfizer Savings and  Investment  Plan for
       Employees Resident in Puerto Rico on Form 11-K for the fiscal year ended December 31, 1993.

21   --Subsidiaries of the Registrant.

23   --Report and consent of KPMG Peat  Marwick,  independent  certified  public accountants.