Form 10-Q
period 1994-04-03
PFIZER INC
filed 1994-05-17
CIK 78003

1.


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 3, 1994

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 1-3619


                                      --


                                  PFIZER INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                          13-5315170
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                235 East 42nd Street, New York, New York 10017
         (Address of principal executive offices, including zip code)

                                (212) 573-2323
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     YES    X            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 29, 1994, there were 305,185,309 shares, par value $.10, of the issuer's common stock outstanding.

                                   PFIZER INC.

                                    FORM 10-Q

                              For the Quarter Ended
                                  April 3, 1994

                                Table of Contents


PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements:                                               Page

          Condensed Consolidated Statement of Income for the
          three months ended April 3, 1994 and April 4, 1993.               3

          Condensed Consolidated Balance Sheet at April 3, 1994,
          December 31, 1993 and April 4, 1993.                              4

          Condensed Consolidated Statement of Cash Flows for the
          three months ended April 3, 1994 and April 4, 1993.               5

          Notes to Condensed Consolidated Financial Statements              6

     Independent Auditors' Report                                           9


Item 2.

     Management's Discussion and Analysis                                  10


PART II.  OTHER INFORMATION

Item 1.

     Legal Proceedings                                                     16

Item 6.

     Exhibits and Reports on Form 8-K.                                     17

                              PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        (UNAUDITED)

                                                        Three Months Ended
                                                        April 3,  April 4,
                                                          1994      1993
(millions of dollars, except per share data)

Net sales.......................................       $ 1,982.9  $ 1,867.3
Operating costs and expenses
  Cost of sales.................................           432.2      423.4
  Selling, informational and
    administrative expenses.....................           730.5      740.7
  Research and development expenses.............           254.7      215.4
  Divestitures, restructuring and
    unusual items - net.........................               -       28.8
Income from operations..........................           565.5      459.0
  Interest income...............................            22.6       40.0
  Interest expense..............................           (34.2)     (24.9)
  Other income..................................             4.7        6.8
  Other deductions..............................           (28.6)     (36.6)
     Non-operating income/
       (deductions) - net.......................           (35.5)     (14.7)
Income before provision for taxes on
  income and minority interests.................           530.0      444.3
Provision for taxes on income...................           159.0      115.5
Minority interests..............................              .3        (.2)
Net income......................................       $   370.7  $   329.0
                                                       ========== ==========
Earnings per common share.......................       $    1.18  $    1.01
                                                       ========== ==========
Cash dividends per common share.................       $     .47  $     .42
                                                       ========== ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                                                            4.


                      PFIZER INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                    April 3,   Dec. 31,  April 4,
(millions of dollars)                                1994*      1993**    1993*
                                     ASSETS
Current Assets
  Cash and cash equivalents.......................  $  796.8  $  729.4   $1,019.0
  Short-term investments..........................     394.7     447.1      705.8

  Accounts receivable, less allowances
    April 3, 1994 - $40.0; Dec. 31, 1993 -
    $40.6; April 4, 1993 - $37.7..................   1,570.1   1,468.7    1,506.0
  Short-term loans................................     440.9     456.9      501.5
  Inventories
    Finished goods................................     460.7     413.3      428.6
    Work in process...............................     526.3     502.1      493.6
    Raw materials and supplies....................     187.5     178.1      188.6
     Total inventories............................   1,174.5   1,093.5    1,110.8
  Prepaid expenses, taxes and other current
    assets........................................     565.9     537.6      592.6
     Total current assets.........................   4,942.9   4,733.2    5,435.7
Long-term loans and marketable securities.........     661.9     586.7      640.3
Property, plant and equipment, less accumulated
  depreciation April 3, 1994 - $1,760.9; Dec. 31,
  1993 - $1,668.2; April 4, 1993 - $1,552.0.......   2,692.8   2,632.5    2,341.7
Goodwill, less accumulated amortization...........     261.1     231.1      358.4
Other assets, deferred taxes and deferred charges.   1,082.2   1,147.4      947.9
     Total assets.................................  $9,640.9  $9,330.9   $9,724.0
                                                    ========  ========   ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings, including current portion
    of long-term debt April 3, 1994 - $3.3;
    Dec. 31, 1993 - $3.6; April 4, 1993 - $1.4....  $1,517.8  $1,178.8   $1,840.1
  Accounts payable................................     449.0     479.1      381.3
  Income taxes payable............................     567.9     606.2      339.6
  Accrued compensation and related items..........     341.5     408.6      334.7
  Other current liabilities.......................     874.0     770.9      720.7
     Total current liabilities....................   3,750.2   3,443.6    3,616.4

Long-term debt....................................     570.1     570.5      573.6
Postretirement benefit obligation other than
  pension plans...................................     445.1     443.3      459.1
Deferred taxes on income..........................     230.6     189.4      140.8
Other non-current liabilities.....................     769.7     779.3      446.7
Minority interests................................      35.5      39.3       35.1
     Total liabilities............................   5,801.2   5,465.4    5,271.7

Shareholders' Equity
  Preferred stock.................................         -         -          -
  Common stock....................................      33.9      33.9       33.7
  Additional paid-in capital......................     355.9     491.7      386.1
  Retained earnings...............................   5,460.6   5,240.7    5,312.6
  Currency translation adjustment and other.......      70.8      31.7      (11.8)
  Employee Benefit Trust..........................    (540.0)   (690.0)         -
  Common stock in treasury, at cost...............  (1,541.5) (1,242.5)  (1,268.3)
     Total shareholders' equity...................   3,839.7   3,865.5    4,452.3
     Total liabilities and shareholders' equity...  $9,640.9  $9,330.9   $9,724.0
                                                    ========= =========  =========

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

                      PFIZER INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                        Three Months Ended
                                                        April 3,   April 4,
(millions of dollars)                                     1994       1993

Operating Activities
  Net income.........................................  $  370.7   $  329.0
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization of intangibles.......      71.1       62.1
  Divestitures, restructuring and unusual items......         -       28.8
  Deferred income amortization.......................      (3.3)     (11.3)
  Other..............................................      (5.5)      (8.9)
  Changes in operating assets and liabilities:
    Accounts receivable..............................     (95.5)    (127.4)
    Inventories......................................     (73.8)     (67.2)
    Prepaid and other assets.........................     (15.7)      (4.1)
    Accounts payable and accrued liabilities.........       2.5     (143.5)
    Income taxes payable.............................     (39.7)     (53.2)
    Other deferred items.............................      34.5       27.2
Net cash provided by operating activities............     245.3       31.5

Investing Activities
  Purchases of property, plant and equipment.........    (128.2)    (129.8)
  Purchases of short-term investments................    (351.9)    (328.4)
  Proceeds from redemptions of short-term
     investments.....................................     369.9       99.9
  Purchases of long-term investments.................     (55.7)     (73.8)
  Purchases and redemptions of short-term
     investments by financial subsidiaries...........      40.1          -
  Decrease in loans and long-term investments by
     financial subsidiaries..........................      22.6       86.0
  Other investing activities.........................      20.3       45.7
Net cash used in investing activities................     (82.9)    (300.4)

Financing Activities
  Proceeds from issuance of long-term debt...........        .4        4.9
  Increase in short-term debt........................     348.3      594.1
  Employee benefit transactions......................       7.0        7.9
  Purchases of common stock..........................    (299.2)    (412.9)
  Cash dividends paid................................    (150.8)    (135.7)
  Other financing activities.........................       6.1       (2.4)
Net cash (used in)/provided by financing activities..     (88.2)      55.9
Effect of exchange rate changes on cash and cash
     equivalents.....................................      (6.8)     (25.1)
Net increase/(decrease) in cash and cash equivalents. 67.4 (238.1) Cash and cash equivalents balance at beginning of
     period..........................................     729.4    1,257.1
Cash and cash equivalents balance at end of period...  $  796.8   $1,019.0
                                                       =========  =========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been con-densed or omitted.

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended February 27, 1994 and February 28, 1993.

The Company records insurance recoveries related to accruals for contingent liabilities only when it is ascertained that such recoveries are probable. At April 3, 1994, expected recoveries related to environmental liabilities are included in the Balance Sheet caption "Prepaid expenses, taxes and other current assets". Such recoveries were previously netted against the related liability.

Note 2:   Responsibility for Interim Financial Statements

Pfizer Inc. (the "Company") is responsible for the accompanying unaudited interim financial statements which reflect all normal and recurring adjust-ments considered necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The results of operations for the interim period ended April 3, 1994 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:   Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 313.2 million and 326.4 million for the first quarters of 1994 and 1993, respectively.

                                  (UNAUDITED)

Note 4:   Currency Impact

An analysis of the changes in the Currency translation adjustment for the three months ended April 3, 1994 is as follows:

(millions of dollars)                                        (Debit)/Credit

Currency translation adjustment December 31, 1993                $   31.7
Translation adjustments and gains and losses from certain
  hedges and intercompany balances                                   20.6
Currency translation adjustment April 3, 1994                    $   52.3
                                                                 ========

Exchange losses included in "Other deductions" were as follows:

                                                          1994       1993
                                                       (millions of dollars)

     First Quarter                                       $(2.1)     $(4.3)
                                                         =======    ======

Note 5:   Interest and Income Tax Payments

The Company made interest payments of approximately $31 million and $36 million and income tax payments of approximately $178 million and $165 million during the first quarters of 1994 and 1993, respectively.

Note 6:   Adoption of New Accounting Standard


In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires that investments in such securities be designated as trading, held-to-maturity or available-for-sale. Trading securities are reported at fair value with unrealized gains and losses recognized in earnings. Available-for-sale securities are reported at fair value with unrealized gains and losses recognized in the Balance Sheet caption "Currency translation adjustment and other" included in Shareholders' equity. Securities which are classified as held-to-maturity are reported at amortized cost.

At April 3, 1994, the amortized cost and related fair values of such securities are as follows:
                                             (millions of dollars)
                                     Amortized    Fair      Gross Unrealized
  Held-to-Maturity:                    Cost       Value     Gains     Losses
    U.S. Government Agencies          $ 27.4      $ 27.4    $   -     $   -
    Municipals                          73.0        73.0        -         -
    Foreign Governments                 57.3        58.5      1.4       (.2)
    Certificates of Deposits           208.3       208.3        -         -
    Mortgage-Backed                     36.2        37.5      1.3         -
    Corporate Debt                     283.8       285.1      2.4      (1.1)
    Commercial Paper                    48.0        48.0        -         -
                                       734.0       737.8      5.1      (1.3)
  Available-for-Sale:
    Equity Securities                   58.2        76.7     25.8      (7.3)
                                      $792.2      $814.5    $30.9     $(8.6)
                                      ======      ======    =====     ======

                                                                            8.


Of the above securities, $80.0, $394.7 and $336.0 million are included in the Balance Sheet captions Cash and cash equivalents, Short-term investments and Long-term loans and marketable securities, respectively.

The contractual maturities of such securities are as follows:



                                                                      Mortgage-
                              Within    1 to 5    5 to 10    After      Backed
 Held-to-Maturity:            1 Year    Years      Years    10 Years  Securities   Total
   U.S. Government Agencies   $ 27.4    $    -    $   -      $   -      $   -     $ 27.4
   Municipals                   73.0         -        -          -          -       73.0
   Foreign Governments           5.5      51.8        -          -          -       57.3
   Certificates of Deposits    190.9      17.4        -          -          -      208.3
   Mortgage-Backed                 -         -        -          -       36.2       36.2
   Corporate Debt              129.9     111.2     20.8       21.9          -      283.8
   Commercial Paper             48.0         -        -          -          -       48.0
                              $474.7    $180.4    $20.8      $21.9      $36.2     $734.0
                              ======    ======    =======    ======     ======    ======

Note 7:   Divestitures, Restructuring and Unusual Items

Operating income for the first quarter of 1993 includes a $28.8 million charge for restructuring, consolidation and streamlining of certain of the Company's businesses.

Note 8:   Subsequent Event

On May 3, 1994, the Company announced that it has entered into a set of agree-ments with Value Health, Inc., a leading provider of specialty managed care benefit programs and health care information services. The agreements are intended to improve patient care and contain health care system costs while strengthening the positions of both companies, in particular with managed care organizations. The agreements between the companies have three key elements:

  ~ The Company has broad access to Value Health's proprietary software, databases and personnel, allowing joint development of programs to support the Company's pharmaceutical and medical device products;

  ~ The companies have formed a partnership pursuant to one of the agreements to develop and commercialize specialty disease management opportunities; and

  ~ Value Health's subsidiary, ValueRx, has agreed to include Pfizer pharmaceutical products on its pharmacy benefit management formularies.

                         INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of April 3, 1994 and April 4, 1993 and the related condensed consolidated statements of income and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and subsidiary com-panies as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 6 to the condensed consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in 1994.





                                                            KPMG PEAT MARWICK



New York, New York
May 17, 1994

Item 2.   Management's Discussion and Analysis

                     PFIZER INC. AND SUBSIDIARY COMPANIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED CONSOLIDATED
                              STATEMENT OF INCOME
             FOR THE PERIODS ENDED APRIL 3, 1994 AND APRIL 4, 1993

                                                             Percent
  First Quarter                                 Increase/(Decrease) Comparison
 1994     1993                                            1st Qtr. 1994
 % of     % of                                                 from
  Net      Net                                            1st Qtr. 1993
 Sales    Sales
 100.0    100.0      Net sales                                  6
                     Operating costs and expenses
  21.8     22.7        Cost of sales                            2
  36.8     39.7        Other expenses (1)                      (1)
  12.9     11.5        Research and development                18
                       Divestitures, restructuring
     -      1.5          and unusual items - net                *
  28.5     24.6        Income from operations                  23

   1.1      2.1          Interest income                      (44)
  (1.7)    (1.3)         Interest expense                      37
    .2       .4          Other income                         (31)
  (1.4)    (2.0)         Other deductions                     (22)
                           Non-operating income/
  (1.8)     (.8)              (deductions) - net              141

                     Income before provision for taxes
  26.7     23.8        on income and minority interests        19
   8.0      6.2      Provision for taxes on income             38
     -        -      Minority interests                         *

  18.7     17.6      Net income                                13
=======  =======

$ 1.18   $ 1.01      Earnings per common share                 17
=======  =======
$  .47   $  .42      Cash dividends per common share           12
=======  =======
 30.0%    26.0%      Effective tax rate
=======  =======

(1)  Consists of selling, informational and administrative expenses.

 *   Calculation not meaningful.

Item 2.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
             FOR THE PERIODS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                             (MILLIONS OF DOLLARS)

                                                               Percent
                                                          Increase/(Decrease)
           First Quarter                                      Comparison
           % of               % of                           1st Qtr. 1994
            Net                Net                               From
  1994     Sales     1993     Sales                          1st Qtr. 1993

$1,659.3    83.7   $1,549.3    83.0   Health Care                  7

   106.5     5.4       98.2     5.2   Consumer Health Care         8

    71.8     3.6       77.6     4.2   Food Science                (7)

   145.3     7.3      142.2     7.6   Animal Health                2

$1,982.9   100.0   $1,867.3   100.0   Consolidated                 6
========   =====   ========   =====


                     PFIZER INC. AND SUBSIDIARY COMPANIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
             FOR THE PERIODS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                             (MILLIONS OF DOLLARS)


                                                                Percent
                                                          Increase/(Decrease)
           First Quarter                                      Comparison
           % of               % of                           1st Qtr. 1994
            Net                Net                               From
  1994     Sales     1993     Sales                          1st Qtr. 1993

$1,100.5    55.5   $1,059.3    56.8     United States              4

   409.6    20.6      415.0    22.2     Europe                    (1)

   281.2    14.2      241.0    12.9     Asia                      17

   140.6     7.1      114.4     6.1     Canada/Latin America      23

    51.0     2.6       37.6     2.0     Africa/Middle East        36

$1,982.9   100.0   $1,867.3   100.0     Consolidated               6
========  ======   ========  ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


NET SALES
The following statistical data are provided in order to assist the reader of the Company's condensed consolidated financial statements in understanding the composition of changes affecting the increase in net sales:

                                              SALES GROWTH ANALYSIS
                                         % INCREASE/(DECREASE) COMPARISON
                                                FIRST QUARTER 1994
                                                       FROM
                                                FIRST QUARTER 1993

     Volume increases                                    6
     Price increases                                     1
     Currency fluctuations                              (1)

     Total net sales increase                            6
                                                       ====
Consolidated net sales increased by 6% in the first quarter of 1994 versus the same quarter of 1993. This increase in consolidated net sales was tempered by a decline in U.S. sales of Feldene. The Company realized 64 percent of its U.S. Feldene sales in the first quarter of 1993, with generic competition rapidly eroding sales in the final three quarters. Excluding Feldene's U.S. sales, consolidated net sales for the first quarter increased by 9 percent over the same quarter of 1993.

The health care sales performance in the first quarter of 1994 versus the prior year reflects an 8% increase in worldwide sales of pharmaceuticals and a 1% increase in worldwide sales of hospital products. Excluding Feldene's U.S. sales from the first quarter of 1994 and 1993, worldwide pharmaceutical sales increased 12%. The net sales of hospital products reflects changes in the marketplace including changes in hospital purchasing practices, delayed capital investments and reductions in inventory.

The six most recently introduced pharmaceutical products, Procardia XL, Diflucan, Zoloft, Zithromax, Norvasc and Cardura, had an aggregate sales increase of 25 percent compared to the first quarter of last year. The aggregate sales increase for the four newest products, Zoloft, Zithromax, Norvasc and Cardura was 62 percent. The following table shows the percentage sales growth of the Company's major pharmaceuticals for the first quarter of 1994:

          Net Sales Growth of Major Pharmaceuticals 1994 vs. 1993

                                             Percentage Increase/(Decrease)
                                                     First Quarter
               Procardia XL                                 1
               Zithromax                                   17
               Zoloft                                      66
               Norvasc                                    114
               Cardura                                     23
               Diflucan                                    11
               Feldene (*)                                (37)

(*)  This decline is largely a result of generic competition.

Consumer health care sales increased by 8 percent, resulting primarily from international expansion which reflects the increase in U.K. sales due to the Charwell acquisition and a strong performance by hair care products in Mexico.

Animal health sales increased by 2 percent worldwide, driven by 9-percent growth in international markets, reflecting increased demand for new products.

Food science sales declined by 7 percent, reflecting the ongoing transition of the business from commodity chemicals to proprietary food products. Net sales of proprietary food products increased by 11 percent compared to the first quarter of 1993.

OPERATING COSTS AND EXPENSES

Operating income for the first quarter of 1993 included a $28.8 million provision for restructuring, consolidation and streamlining of certain of the Company's businesses. As a percentage of net sales, cost of sales and selling, informational and administrative expenses decreased in the first quarter of 1994 compared to last year's first quarter. The improvement in cost of sales was attributable to cost reductions and favorable product mix, while lower selling, informational and administrative expenses reflect differences in the timing of marketing programs relative to the prior year as well as the beneficial impact of continuous improvement and restructuring programs. The decrease in cost of sales as well as selling, informational and administrative expenses, as a percentage of net sales, more than offset the increase in research and development expenses as a percentage of net sales, so that operating margins increased in the first quarter of 1994 versus last year's first quarter.

The Company is committed to an expanding research effort, particularly in the health care segment. Health care research and development expenses, expressed as a percentage of health care net sales, were 14.8% and 14.3% in the first quarters of 1994 and 1993, respectively. In 1994, the Company plans to spend in excess of $1.1 billion on research and development expenses.

NON-OPERATING INCOME (DEDUCTIONS)

The decline in interest income versus the first quarter of last year was primarily attributable to changes in the capital structure of the Company.

Given the introduction of new products in the Latin American market, the Company changed the scope and nature of its foreign exchange hedging program which served to increase interest expense but reduce the devaluation impact in the Income Statement. This accounted for the decrease in Other Deductions versus the first quarter of 1993.

PRE-TAX AND NET INCOME

The Company's effective tax rate increased from 26 percent in 1993 to 30 percent this year, largely attributable to the reduction in the tax benefit associated with manufacturing operations in Puerto Rico.

OTHER

In February 1993, the Company announced a program to purchase up to 20 million shares of its currently issued common stock in the open market or in privately negotiated transactions. Common stock purchased under the program will be held in the Company treasury and will be available for use in the Company's employee benefit plans and for general corporate purposes. Under this stock repurchase program, in the first quarter of 1994, approximately 5.2 million shares were purchased in the open market at an average price of $58 per share. To date, approximately 17.7 million shares of the announced 20 million share program have been repurchased.

In the first quarter of 1993, total shares purchased in the open market were
6.6 million at an average cost of approximately $62 a share.

In the full year 1993, the Company recorded charges of $750 million and $62 million relating to restructuring and unusual items. These charges provided for a wide range of targeted restructuring initiatives, including various consolidations in the Company's manufacturing, distribution and administrative infrastructures. These initiatives are scheduled to be completed in the next several years and are projected to lower annual operating costs by at least $130 million when the full benefit of efficiencies is realized. During the first quarter of 1994, cash outlays associated with these charges were $22.2 million. At April 3, 1994, reserves of $494.3 million were unutilized. The restructuring initiatives are proceeding as planned and initial cost savings have begun to be realized.


The Food and Drug Administration has recently approved the marketing of Glucotrol XL, the oral diabetes drug using the same advanced GITS drug delivery system used in Procardia XL. The Company will begin marketing Glucotrol XL immediately under a royalty-bearing license from Alza Corporation, with which the Company developed the controlled-release tablet.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $1,191.5 million at April 3, 1994, as compared to $1,176.5 million at year-end 1993. Total borrowings were $2,087.9 million at April 3, 1994 compared to $1,749.3 million at year-end 1993. Working capital at April 3, 1994, decreased versus December 31, 1993 and April 4, 1993. The decrease from December 31, 1993 was primarily attributable to higher short-term borrowings, partially offset by higher cash and cash equivalents, accounts receivable and inventories. The decrease from April 4, 1993 was primarily due to lower cash and cash equivalents and short-term investments partially offset by lower short-term borrowings.

                                                                         15.
ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES


                                             APRIL 3,   DEC. 31,   APRIL 4,
                                               1994       1993       1993


Working capital (millions of dollars)        $1,192.7   $1,289.6   $1,819.3

Current ratio                                  1.32:1     1.37:1     1.50:1

Debt to total capitalization (percentage)*        35%        31%        35%

Shareholders' equity per common share**      $  12.55+  $  12.43   $  13.96

Days of sales outstanding - trade accounts
  receivable                                       69         63         69

Months of inventory on hand                       8.6        8.5        8.0
___________________________________________________________________________

* Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents shareholders' equity divided by the actual number of common shares outstanding.

+ The decrease in shareholders' equity per common share from the first quarter of 1993 is due to the Company's program of purchasing its common stock.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

     The Company is involved in a number of claims and litigations, including product liability claims and litigations considered normal in the nature of its businesses. These include suits involving various pharmaceutical and hospital products that allege either reaction to or injury from use of the product.

     For a discussion of matters relating to claims and actions involving the Shiley Convexo-Concave heart values, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     For a discussion of environmental matters, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     As previously reported in greater detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company and Quigley Company, Inc., a wholly-owned subsidiary, have been named as one of a number of defendants in numerous lawsuits claiming personal injury resulting from exposure to asbestos-containing products. The total pending caseload as of April 22, 1994 is 9,705 asbestos cases against Quigley, 5,725 asbestos cases against Pfizer Inc., and 414 talc cases against Pfizer Inc.

     For a discussion of matters relating to the Company's indemnification of Minerals Technologies Inc. against liability with respect to certain products manufactured and sold by the Company prior to October 30, 1992 and with respect to certain environmental matters, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company has been named, together with numerous other manufacturers of prescription drugs and certain companies which distribute prescription pharmaceuticals, as a defendant in a series of related actions alleging violations of federal or state antitrust laws, or both, and common law. A majority of the federal actions have been coordi-nated and consolidated for pretrial proceedings in the Northern District of Illinois. The state actions currently consist of six actions in California and one in Alabama, which was filed on April 8, 1994. The Company believes these cases are without merit and is vigorously defending them.

     For a discussion of matters relating to Plax, the Company's pre-brushing dental rinse product, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     For a discussion of matters relating to: a pending class action lawsuit against the Company and certain officers and former directors and officers alleging certain federal securities law violations by failing to disclose potential liability arising out of personal injury suits involving Shiley heart valves; and, a pending derivative action against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     For a discussion of matters relating to a purported class action lawsuit on behalf of patients implanted with the Howmedica PCA one-piece acetabular hip component, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Item 6:   Exhibits and Reports on Form 8-K

(a) Exhibits

    1) Exhibit 11 - Computation of Earnings Per Common Share
    2) Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
    3) Exhibit 15 - Accountants' Acknowledgement

(b) No reports on Form 8-K have been filed by the Company during the first quarter ended April 3, 1994.

                       PFIZER INC. AND SUBSIDIARY COMPANIES




                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.









                                                Pfizer Inc.
                                               (Registrant)





Date: May 17, 1994             _____________________________________________
                                         H. V. Ryan; Controller
                                    (Principal Accounting Officer and
                                         Duly Authorized Officer)

                                                                   Exhibit 11
                     PFIZER INC. AND SUBSIDIARY COMPANIES
                   COMPUTATION OF EARNINGS PER COMMON SHARE
                     (in millions, except per share data)
                                  (unaudited)


                                                        Three Months Ended
                                                       April 3,     April 4,
                                                         1994        1993

Net income..................................           $  370.7    $  329.0
                                                       ========    ========
Weighted average number of common shares
  outstanding...............................              309.1       321.4
Common share equivalents (a)................                4.1         5.0
Weighted average number of common shares
  and common share equivalents used to
  compute earnings per common share.........              313.2       326.4
                                                       ========    ========
Earnings per common share...................           $   1.18    $   1.01
                                                       ========    ========
Adjusted net income for fully diluted
  earnings per common share computation.....           $  370.7    $  329.0
                                                       ========    ========
Weighted average number of common shares
  outstanding...............................              309.1       321.4
Common share equivalents and other
  dilutive securities(a)....................                4.2         5.1
Weighted average number of common shares
  and common share equivalents used to
  compute fully diluted earnings per
  common share..............................              313.3       326.5
                                                       ========    ========
Fully diluted earnings per common share(b)..           $   1.18    $   1.01
                                                       ========    ========


(a)  Includes common share equivalents applicable to stock option plans.

(b) This calculation is submitted in accordance with Regulation S-K item 601(b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                           20.

                                                                   EXHIBIT 12

                         PFIZER INC. AND SUBSIDIARY COMPANIES

                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                         (millions of dollars except ratios)
                                      (Unaudited)
                               Three
                               Months
                               Ended
                              April 3,                Year Ended December 31,
                                1994        1993     1992     1991      1990     1989

Earnings
  Income before provision
    for taxes on income,
    minority interests, and
    cumulative effect of
    accounting changes......  $  530.0    $  851.4 $1,534.8 $  943.7  $1,103.3 $  916.5
  Less: Minority interests..        .3         2.6      2.7      3.2       4.2      4.1
        Undistributed earn-
         ings/(losses) of
         unconsolidated
         persons............       1.6          .7      8.5       .8       (.3)     6.9
     Adjusted income........     528.1       848.1  1,523.6    939.7   1,099.4    905.5
  Fixed charges, excluding
    capitalized interest....      41.2       135.6    130.1    155.2     153.8    144.2
     Total earnings.........  $  569.3    $  983.7 $1,653.7 $1,094.9  $1,253.2 $1,049.7
                              ========    ======== ======== ========= ======== ========
Fixed Charges
  Interest expense (includ-
    ing interest expense,
    amortization of debt
    discount and expenses
    and capitalized inter-
    est)....................  $   37.2    $  120.5 $  115.6 $  138.1  $  142.4 $  131.2
  One-third of rental ex-
    pense...................       7.0        29.1     26.7     25.1      21.3     18.2
     Total fixed charges....  $   44.2    $  149.6 $  142.3 $  163.2  $  163.7 $  149.4
                              ========    ======== ======== ========  ======== ========
Ratio of earnings to fixed
  charges (a)...............      12.9         6.6     11.6      6.7       7.7      7.0
                              ========    ======== ======== ========  ======== ========

(a) "Earnings" consist of income before provision for taxes on income, minority interests and cumulative effect of accounting changes less minority interests and less undistributed earnings (losses) of unconsolidated subsidiaries adjusted for fixed charges, excluding capitalized interest. "Fixed charges" consist of interest expense, amortization of debt discount and expenses, capitalize interest and one-third of rental expense which the Company believes conservative estimate of an interest factor in its leases. It is not practicable to calculate the interest factor in a material portion

                                                                   Exhibit 15


                         ACCOUNTANTS' ACKNOWLEDGEMENT

Board of Directors
Pfizer Inc.:



     We hereby acknowledge the incorporation by reference of our report dated May 17, 1994 included within the Quarterly Report on Form 10-Q of Pfizer
Inc. for the quarter ended April 3, 1994 in the Prospectus dated December
27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 on Registration Statement Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629) and in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631).


     Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.



                                                  KPMG PEAT MARWICK




New York, New York
May 17, 1994