Form 10-Q
period 1994-07-03
PFIZER INC
filed 1994-08-16
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1994

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

At July 29, 1994, there were 314,244,694 shares, par value $.10, of the issuer's common stock outstanding.

                                   PFIZER INC.

                                    FORM 10-Q

                              For the Quarter Ended
                                  July 3, 1994

                                Table of Contents


PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements:                                               Page

          Condensed Consolidated Statement of Income for the
          three months and six months ended July 3, 1994 and
          July 4, 1993                                                      3

          Condensed Consolidated Balance Sheet at July 3, 1994,
          December 31, 1993 and July 4, 1993                                4

          Condensed Consolidated Statement of Cash Flows for the
          six months ended July 3, 1994 and July 4, 1993                    5

          Notes to Condensed Consolidated Financial Statements              6

     Independent Auditors' Report                                           8


Item 2.

     Management's Discussion and Analysis                                   9


PART II.  OTHER INFORMATION

Item 1.

     Legal Proceedings                                                     18

Item 4.

     Submission of Matters to a Vote of Security Holders                   19

Item 6.

     Exhibits and Reports on Form 8-K.                                     20

                              PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                        (UNAUDITED)

                                                  Three Months Ended     Six Months Ended
                                                   July 3,   July 4,     July 3,   July 4,
                                                    1994      1993        1994      1993
(millions of dollars, except per share data)
Net sales....................................... $ 1,923.3  $ 1,748.7  $ 3,906.2  $ 3,616.0
Operating costs and expenses
  Cost of sales.................................     464.1      437.1      896.3      860.5
  Selling, informational and
    administrative expenses.....................     800.0      757.9    1,530.5    1,498.6
  Research and development expenses.............     262.0      230.8      516.7      446.2
  Divestitures, restructuring and
    unusual items - net.........................         -      (26.8)         -        2.0
Income from operations..........................     397.2      349.7      962.7      808.7
  Interest income...............................      28.3       42.0       50.9       82.0
  Interest expense..............................     (29.6)     (26.8)     (63.8)     (51.7)
  Other income..................................       6.2       17.5       10.9       24.3
  Other deductions..............................     (32.3)     (38.5)     (60.9)     (75.1)
     Non-operating income/
       (deductions) - net.......................     (27.4)      (5.8)     (62.9)     (20.5)
Income before provision for taxes on
  income and minority interests.................     369.8      343.9      899.8      788.2
Provision for taxes on income...................     110.9       89.6      269.9      205.1
Minority interests..............................       1.7         .5        2.0         .3
Net income...................................... $   257.2  $   253.8  $   627.9  $   582.8
                                                 ========== ========== ========== ==========
Earnings per common share....................... $     .84  $     .79  $    2.02  $    1.80
                                                 ========== ========== ========== ==========
Cash dividends per common share................. $     .47  $     .42  $     .94  $     .84
                                                 ========== ========== ========== ==========

See accompanying Notes to Condensed Consolidated Financial Statements.


                      PFIZER INC. AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                     July 3,    Dec. 31,    July 4,
(millions of dollars)                                 1994*      1993**      1993*
                                        ASSETS

Current Assets
  Cash and cash equivalents........................ $   804.1  $   729.4   $ 1,159.9
  Short-term investments...........................     614.4      447.1       833.7

  Accounts receivable, less allowances
    July 3, 1994 - $40.6; Dec. 31, 1993 -
    $40.6; July 4, 1993 - $38.7....................   1,548.6    1,468.7     1,513.1
  Short-term loans.................................     405.7      456.9       587.4
  Inventories
    Finished goods.................................     500.9      413.3       462.7
    Work in process................................     540.2      502.1       531.6
    Raw materials and supplies.....................     198.5      178.1       197.6
     Total inventories.............................   1,239.6    1,093.5     1,191.9
  Prepaid expenses and taxes.......................     559.3      537.6       461.2
     Total current assets..........................   5,171.7    4,733.2     5,747.2
Long-term loans and marketable securities..........     723.3      586.7       598.4
Property, plant and equipment, less accumulated
  depreciation July 3, 1994 - $1,829.0; Dec. 31,
  1993 - $1,668.2; July 4, 1993 - $1,617.8.........   2,805.6    2,632.5     2,480.1
Goodwill, less accumulated amortization............     288.7      231.1       362.8
Other assets, deferred taxes and deferred charges..   1,110.6    1,147.4       830.3
     Total assets.................................. $10,099.9   $9,330.9   $10,018.8
                                                    =========   ========   =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings, including current portion
    of long-term debt July 3, 1994 - $1.4;
    Dec. 31, 1993 - $3.6; July 4, 1993 - $1.6.....  $ 1,836.2   $1,178.8   $ 2,160.6
  Accounts payable................................      427.1      479.1       384.3
  Income taxes payable............................      617.6      606.2       346.5
  Dividends payable...............................      149.0          -       133.6
  Accrued compensation and related items..........      346.1      408.6       378.3
  Other current liabilities.......................      910.2      770.9       692.9
     Total current liabilities....................    4,286.2    3,443.6     4,096.2

Long-term debt....................................      570.2      570.5       574.4
Postretirement benefit obligation other than
  pension plans...................................      443.2      443.3       453.7
Deferred taxes on income..........................      239.2      189.4       201.4
Other non-current liabilities.....................      776.3      779.3       450.6
Minority interests................................       36.8       39.3        34.1
     Total liabilities............................    6,351.9    5,465.4     5,810.4

Shareholders' Equity
  Preferred stock.................................          -          -           -
  Common stock....................................       33.9       33.9        33.8
  Additional paid-in capital......................      462.8      491.7       405.7
  Retained earnings...............................    5,420.7    5,240.7     5,299.1
  Currency translation adjustment and other.......      129.4       31.7       107.0
  Employee benefit trust..........................     (620.6)    (690.0)          -
  Common stock in treasury, at cost...............   (1,678.2)  (1,242.5)   (1,637.2)
     Total shareholders' equity...................    3,748.0    3,865.5     4,208.4
     Total liabilities and shareholders' equity...  $10,099.9   $9,330.9   $10,018.8
                                                    ==========  =========  ==========

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

                      PFIZER INC. AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                         Six Months Ended
                                                         July 3,   July 4,
(millions of dollars)                                     1994       1993

Operating Activities
  Net income.........................................  $  627.9   $  582.8
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation and amortization of intangibles.......     139.5      125.2
  Divestitures, restructuring and unusual items......         -        2.0
  Other..............................................      (2.0)      (9.5)
  Changes in operating assets and liabilities:
    Accounts receivable..............................     (69.1)    (101.6)
    Inventories......................................    (117.5)    (123.3)
    Prepaid and other assets.........................     (29.7)     (14.9)
    Accounts payable and accrued liabilities.........       8.8     (181.5)
    Income taxes payable.............................      11.0      (40.1)
    Other deferred items.............................      33.9       22.2
Net cash provided by operating activities............     602.8      261.3

Investing Activities
  Purchases of property, plant and equipment.........    (289.1)    (286.7)
  Purchases of short-term investments................    (786.4)    (557.8)
  Proceeds from redemptions of short-term
     investments.....................................     626.3      217.8
  Proceeds from sale of business.....................         -      241.2
  Purchases of long-term investments.................    (115.8)     (97.0)
  Purchases and redemptions of short-term
     investments by financial subsidiaries...........      29.5       17.5
  Net change in loans and long-term investments by
     financial subsidiaries..........................      (4.8)      36.0
  Other investing activities.........................      49.6      173.9
Net cash used in investing activities................    (490.7)    (255.1)

Financing Activities
  Increase in short-term debt........................     657.7      905.3
  Employee benefit transactions......................      18.5       24.5
  Purchases of common stock..........................    (434.9)    (781.7)
  Cash dividends paid................................    (298.9)    (269.4)
  Other financing activities.........................      12.7        6.0
Net cash used in financing activities................     (44.9)    (115.3)
Effect of exchange rate changes on cash and cash
     equivalents.....................................       7.5       11.9
Net increase/(decrease) in cash and cash equivalents.      74.7      (97.2)
Cash and cash equivalents balance at beginning of
     period..........................................     729.4    1,257.1
Cash and cash equivalents balance at end of period...  $  804.1   $1,159.9
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

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended May 29, 1994 and May 30, 1993.

Pfizer Inc. ("the Company") records insurance recoveries related to accruals for contingent liabilities only when it is ascertained that such recoveries are probable. At July 3, 1994, expected recoveries related to environmental liabilities are included in the Balance Sheet caption "Other assets, deferred taxes and deferred charges". This is a reclassification from the first quarter of 1994 when such recoveries were included in "Prepaid expenses and taxes".

Note 2:   Responsibility for Interim Financial Statements

The Company is responsible for the accompanying unaudited interim financial statements which reflect all normal and recurring adjustments considered necessary for a fair presentation of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The results of operations for the interim periods ended July 3, 1994 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:   Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 310.9 million and 323.9 million for the first six months of 1994 and 1993, respectively.

                                  (UNAUDITED)

Note 4:   Currency Impact

An analysis of the changes in the Currency translation adjustment for the six months ended July 3, 1994 is as follows:

(millions of dollars)                                        (Debit)/Credit

Currency translation adjustment December 31, 1993                $   31.7
Translation adjustments and gains and losses from certain
  hedges and intercompany balances                                   85.7
Currency translation adjustment July 3, 1994                     $  117.4
                                                                 ========
The balance sheet caption Currency Translation Adjustment and Other also in-cludes an unrealized gain of $12.0 million on Investment Securities avail-able for sale in accordance with Statement of Financial Accounting Standards No. 115.

Exchange losses included in "Other deductions" were as follows:

                                                          1994       1993
                                                       (millions of dollars)

     Second Quarter                                      $(4.2)     $ (6.7)
                                                         =======    =======

     Six Months                                          $(6.3)     $(11.0)
                                                         =======    =======

Note 5:   Interest and Income Tax Payments

The Company made interest payments of approximately $50 million and $54 million and income tax payments of approximately $232 million and $222 million during the first six months of 1994 and 1993, respectively.

Note 6:   Divestitures, Restructuring and Unusual Items

In the second quarter of 1993, the Company sold its remaining interest of approximately 40% in Minerals Technologies Inc., a company comprised of the Company's former specialty minerals businesses. The sale resulted in a pre-tax gain of approximately $60 million that was partially offset by a $33 million charge for restructuring, consolidation and streamlining of certain of the Company's businesses. These items are included in the second quarter and six months 1993 results. Also included in the six months 1993 results were- restructuring charges of $29 million recorded in the first quarter of 1993.

Note 7:   Subsequent Event

The Company acquired Restiva Italiana S.p.A. on August 3, 1994. Restiva produces and sells a wide range of innovative and dermatologically tested products for skin and hair care. Restiva had 1993 sales of approximately $15 million.

                         INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of July 3, 1994 and July 4, 1993 and the related condensed consolidated statements of income for each of the three month and six month periods then ended and cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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

In the first quarter of 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".



                                                       KPMG Peat Marwick LLP


New York, New York
August 15, 1994

Item 2.   Management's Discussion and Analysis

                                 PFIZER INC. AND SUBSIDIARY COMPANIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED CONSOLIDATED
                                          STATEMENT OF INCOME
                          FOR THE PERIODS ENDED JULY 3, 1994 AND JULY 4, 1993
                                                                      Percent
Second Quarter    Six Months                                Increase/(Decrease) Comparison
 1994    1993    1994     1993                              2nd Qtr. 1994    6 Months 1994
 % of    % of    % of     % of                                   from              from
  Net     Net     Net      Net                              2nd Qtr. 1993    6 Months 1993
 Sales   Sales   Sales    Sales
 100.0   100.0   100.0    100.0    Net sales                      10                8
                                   Operating costs and expenses
  24.1    25.0    23.0     23.8    Cost of sales                   6                4
                                   Selling, informational and
  41.6    43.3    39.2     41.5      administrative expenses       6                2
                                   Research and development
  13.6    13.2    13.2     12.3      expenses                     14               16
                                   Divestitures, restructuring
     -    (1.5)      -        -      and unusual items - net       *                *
  20.7    20.0    24.6     22.4    Income from operations         14               19

   1.5     2.4     1.3      2.2    Interest income               (33)             (38)
  (1.6)   (1.5)   (1.6)    (1.4)   Interest expense               10               23
    .3     1.0      .3       .7    Other income                  (65)             (55)
  (1.7)   (2.2)   (1.6)    (2.1)   Other deductions              (16)             (19)
                                     Non-operating income/
  (1.5)    (.3)   (1.6)     (.6)       (deductions) - net        372              207

                                   Income before provision for
                                     taxes on income and minority
  19.2    19.7    23.0     21.8      interests                     8               14
   5.8     5.2     6.9      5.7    Provision for taxes on income  24               32
     -       -       -        -    Minority interests            240              567

  13.4    14.5    16.1     16.1    Net income                      1                8
======= ======= =======  =======

$  .84  $  .79  $ 2.02   $ 1.80    Earnings per common share       6               12
======= ======= =======  =======
                                   Cash dividends per common
$  .47  $  .42  $  .94   $  .84      share                        12               12
======= ======= =======  =======

 30.0%   26.0%   30.0%    26.0%    Effective tax rate
======= ======= =======  =======

 *   Calculation not meaningful.

                                                                       Item 2.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
              FOR THE PERIODS ENDED JULY 3, 1994 AND JULY 4, 1993
                             (MILLIONS OF DOLLARS)


                                                                 Percent
                                                           Increase/(Decrease)
          Second Quarter                                       Comparison
           % of               % of                            2nd Qtr. 1994
            Net                Net                                From
  1994     Sales     1993     Sales                           2nd Qtr. 1993

$1,598.1    83.1   $1,433.9    82.0   Health Care                  11

   106.7     5.5       94.2     5.4   Consumer Health Care         13

    77.1     4.0       85.4     4.9   Food Science                (10)

   141.4     7.4      135.2     7.7   Animal Health                 5

$1,923.3   100.0   $1,748.7   100.0   Consolidated                 10
========   =====   ========   =====

                                                                 Percent
                                                           Increase/(Decrease)
             Six Months                                        Comparison
           % of               % of                           Six Months 1994
            Net                Net                                From
  1994     Sales     1993     Sales                          Six Months 1993

$3,257.4    83.4   $2,983.2    82.5   Health Care                   9

   213.2     5.5      192.4     5.3   Consumer Health Care         11

   148.9     3.8      163.0     4.5   Food Science                 (9)

   286.7     7.3      277.4     7.7   Animal Health                 3

$3,906.2   100.0   $3,616.0   100.0   Consolidated                  8
========   =====   ========   =====

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
              FOR THE PERIODS ENDED JULY 3, 1994 AND JULY 4, 1993
                             (MILLIONS OF DOLLARS)


                                                                Percent
                                                          Increase/(Decrease)
           Second Quarter                                     Comparison
           % of               % of                          2nd Qtr 1994
            Net                Net                               From
  1994     Sales     1993     Sales                         2nd Qtr 1993

$1,016.0    52.8   $  896.3    51.3     United States             13

   435.1    22.6      404.4    23.1     Europe                     8
   288.2    15.0      269.6    15.4     Asia                       7

   144.2     7.5      137.1     7.8     Canada/Latin America       5

    39.8     2.1       41.3     2.4     Africa/Middle East        (4)

$1,923.3   100.0   $1,748.7   100.0     Consolidated              10
========  ======   ========  ======


                                                            Percent Increase
           Six Months                                          Comparison
           % of               % of                          Six Months 1994
            Net                Net                               From
  1994     Sales     1993     Sales                         Six Months 1993

$2,116.5    54.2   $1,955.6    54.1     United States              8

   844.7    21.6      819.4    22.7     Europe                     3

   569.4    14.6      510.6    14.1     Asia                      12

   284.8     7.3      251.5     6.9     Canada/Latin America      13

    90.8     2.3       78.9     2.2     Africa/Middle East        15

$3,906.2   100.0   $3,616.0   100.0     Consolidated               8
========  ======   ========  ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


NET SALES
The following statistical data are provided in order to assist the reader of the Company's condensed consolidated financial statements in understanding the composition of changes affecting the increase in net sales.

                                             SALES GROWTH ANALYSIS
                                        % INCREASE/(DECREASE) COMPARISON
                                    SECOND QUARTER 1994     SIX MONTHS 1994
                                           FROM                  FROM
                                    SECOND QUARTER 1993     SIX MONTHS 1993

     Volume increases                       11                    8
     Price increases                         -                    1
     Currency fluctuations                  (1)                  (1)

     Total net sales increase               10                    8
                                           ====                 ====

Consolidated net sales increased by 10% in the second quarter and 8% in the first six months of 1994 to $1,923.3 and $3,906.2 million, respectively. The health care sales performance in the second quarter versus last year reflects a 13% increase in worldwide sales of pharmaceuticals and a 6% increase in worldwide hospital products' sales. For the first six months of 1994, world-wide pharmaceutical sales increased 10%, while worldwide hospital products' sales increased 3%.

For the second quarter, U.S. pharmaceutical sales increased 16% and International pharmaceutical sales increased 9%, while for the six months the U.S. increase was 11% and the International increase was 10%. In the second quarter, sales of the six products that contribute two-thirds of worldwide pharmaceutical sales--Zoloft, Zithromax, Norvasc, Cardura, Diflucan and Procardia XL--increased in aggregate by 23%. The first four of these account for more than a third of worldwide pharmaceutical sales and show an aggregate sales increase of 59% in the quarter. The following table shows the percentage sales growth of the Company's major pharmaceuticals for the second quarter and first six months of 1994.

          Net Sales Growth of Major Pharmaceuticals 1994 vs. 1993

                                        Percentage Increase/(Decrease)
                                        Second Quarter      Six Months
               Zoloft                         51                58
               Zithromax                      19                18
               Norvasc                        91               101
               Cardura                        44                33
               Diflucan                       14                12
               Procardia XL                   (9)               (4)
               Feldene (*)                    (5)              (25)

(*)  This decline is largely a result of generic competition.

Sales of Procardia XL, the Company's largest-selling product, were down by 9% in the second quarter largely due to normal fluctuations in U.S. wholesaler stocking patterns. Underlying demand for Procardia XL is only slightly lower than it was last year.

Hospital Products Group's sales grew 6% in the second quarter. Sales trends in this business continue to be tempered by overall market conditions in the medical device industry, including a preference for lower cost products, inventory reductions and a deferral of capital purchases.

Consumer health care sales increased by 13% in the second quarter, largely due to the success of recent line extensions in the Desitin and Unisom brands and growth in Ben-Gay sales plus the acquisition of Charwell Pharmaceuticals Limited in the United Kingdom.

Animal health sales increased by 5% in the quarter and reflects strong performances by two new products, Dectomax, a broad-spectrum antiparasitic agent, and Advocin, a fluoroquinolone antibacterial.

Food science sales declined by 10% in the second quarter, reflecting the continuing phase-out of commodity chemicals in favor of proprietary food products, sales of which increased by 6%.

OPERATING COSTS AND EXPENSES

Income from operations for the second quarter and first six months of 1993 includes a pre-tax gain of approximately $60 million on the sale of the Company's remaining interest in Minerals Technologies Inc., partially offset by a $33 million restructuring charge. Also included in the six months of 1993 results are restructuring charges of $29 million recorded in the first quarter of 1993. On an ongoing basis, income from operations for the second quarter increased by 23%.

As a percentage of net sales, cost of sales and selling, informational and administrative expenses decreased in the second quarter and first six months of 1994 compared with the same periods of 1993. The improvement in cost of sales reflects the favorable impact of business product mix, while the improvement in selling, informational and administrative expenses continues to reflect differences in the timing of marketing programs relative to the prior year as well as the beneficial impact of continuous improvements. This was partially offset by a $10.75 million Shiley Heart Valve settlement with the U.S. Department of Justice as described in Part II Item 1: Legal Proceedings. The decrease in cost of sales as well as selling, informational and admin-istrative expenses, as a percentage of net sales, more than offset the in-crease in research and development expenses as a percentage of net sales, so that operating margins increased in the second quarter and first six months of 1994 versus last year's comparable periods.

The Company is committed to an expanding research effort, particularly in the health care segment. Health care research and development expenses, expressed as a percentage of health care net sales, were 15.4% and 15.0% in the first six months of 1994 and 1993, respectively. In 1994, the Company plans to spend in excess of $1.1 billion on research and development expenses.

In July 1994, the Company received clearance by the U.S. Food and Drug Administration to market Diflucan for vaginal candidiasis, a common yeast infection due to Candida. Diflucan is the first single-dose oral treatment for vaginal candidiasis. Diflucan was first introduced in the United Kingdom in 1988 for vaginal candidiasis and has been available in the U.S. since early 1990 for the treatment of various fungal infections.

Glucotrol XL, the extended-release version of Glucotrol, was introduced in the U.S. during the second quarter. Glucotrol XL combines Pfizer's oral hypogly-cemic agent glipizide for the treatment of non-insulin-dependent diabetes with Alza Corporation's GITS technology, which is used with Procardia XL. A single daily dose of Glucotrol XL provides effective glucose control over a 24-hour period.

NON-OPERATING INCOME (DEDUCTIONS)

The decline in interest income versus the second quarter and first six months of last year was primarily attributable to changes in the capital structure of the Company.

The decline in other income versus the second quarter and first six months of 1993 was due to the settlement of a doxycycline patent infringement case in France in the second quarter of 1993.

Given the introduction of new products in the Latin American market, the Company changed the scope and nature of its foreign exchange hedging program which served to increase interest expense but reduced the devaluation impact in the Statement of Income. This accounted for the decrease in Other Deduc-tions versus the second quarter and first half of 1993.

PRE-TAX AND NET INCOME

The Company's effective tax rate increased from 26 percent in 1993 to 30 percent this year, largely attributable to the reduction in the tax benefit associated with manufacturing operations in Puerto Rico.

OTHER

In February 1993, the Company announced a program to purchase up to 20 million shares of its currently issued common stock in the open market or in privately negotiated transactions. Common stock purchased under the program will be held in the Company treasury and will be available for use in the Company's employee benefit plans and for general corporate purposes. Under this stock repurchase program, in the first six months of 1994, approximately 7.5 million shares were purchased in the open market at an average price of $58 per share. This substantially completes the announced 20 million share repurchase.

In the first six months of 1993, total shares purchased on the open market were 12.0 million at an average cost of approximately $65 a share.

The U.S. Patent Office has issued a "composition of matter" patent to Bayer A.G. covering nifedipine crystals with surface areas of specified sizes, including the size used for nifedipine in Procardia XL. Patent royalties payable to Bayer on nifedipine sales will increase assuming this new patent appropriately covers Procardia XL. As a result, an increased associated royalty obligation of $18 million pre-tax was recorded in the second quarter of 1994.

For the past several years, the environment in which the Company operates has undergone significant change as evidenced by the changing nature of the busi-ness and characteristics of the global marketplace, the increase and change in competition, global health care reform and the reduction of residual trade barriers in North America and Europe to create large single markets for goods and services. In 1993, the Company initiated a program which recog-nized the need to restructure the Company's global operations in response to these environmental changes. The 1993 worldwide restructuring program en-compasses over 60 of the Company's operations located in over 25 countries. Restructuring actions include the consolidation of manufacturing facilities resulting in the planned elimination of 4 facilities within the US and 32 facilities internationally, the demolition of buildings resulting from the consolidation, reconfiguration and rehabilitation of remaining facilities, the consolidation of distribution and administrative organizations and infra-structures including the consolidation of US distribution facilities from 6 to 2 and the consolidation of finance organizations in Europe from 34 to 6. Such actions are expected to result in a reduction of personnel by 3,000.
As a result of the global scope of the programs involved, the nature of the industry and the need to comply with various legal requirements, it is ex-pected that the program will require three years to complete.

To date, the Company's efforts have resulted in a workforce reduction of approximately 540 people and the closure of 4 facilities. On a worldwide basis, approximately 40% of the planned 3,000 employees included in the work-force reduction are expected to have received notification of their termina-tion by the end of 1994. The initiatives are projected to lower annual opera-ting costs by at least $130 million when the full benefits of efficiencies are realized. As a result of the restructuring efforts to date, the annual-ized benefit of completed efforts is approximately $30 million. Through
July 3, 1994, there have been no reclassifications between the components presented below, nor have there been changes in estimates of the cost of the plan.

The following table indicates the status of the restructuring charges by component:




                                                                                Reserves
                             1993       4th Quarter  1st Quarter  2nd Quarter  Remaining
                         Restructuring      1993         1994        1994      at July 3,
(in millions of dollars)    Charges     Utilization  Utilization  Utilization     1994
Employee severance
  payments                  $230.7         $ 25.8       $  3.3      $  6.5       $195.1
Operating assets to
  be sold/disposed           211.7           61.5         26.8          .1        123.3
Closed facilities'
  costs                      101.1            1.5          4.4          .9         94.3
Currency translation
  adjustment related
  to the liquidation/
  disposal of busi-
  nesses                      57.8           57.8           -           -            -
Administrative infra-
  structures                  37.6             .7           .4          .7         35.8
Lease and third party
  contract termination
  payments                    37.0             .8          9.8          -          26.4
Other                         14.3            1.2          1.9          .5         10.7
                            $690.2         $149.3       $ 46.6      $  8.7       $485.6
                            ======         ======       ======      ======       ======

Writedowns of operating assets, which primarily involve manufacturing ration-alizations, are considered utilized when the asset is sold or otherwise disposed of by the Company. Closed facilities' costs relate primarily to the rationalization of fermentation capacity, as well as costs related to the demolition of structures within certain manufacturing facilities, and are considered utilized when third party payments are made. Charges for currency translation adjustments relate to reversals of previously re-corded currency translation adjustments associated with overseas businesses to be divested or liquidated under the restructuring plan. Administra-tive infrastructure costs relate primarily to consulting costs involved in restructuring the administrative support organizations and the distribution centers. The resulting revised administrative organizational structure with common integrated systems and processes is integral to the realization of the consolidation of operations implicit in the restructuring since each operation consisted of specialized administrative staffs and processes to support the former manufacturing and distribution centers. Lease and third party contract termination payments consist of lease termination payments and payments made to independent distributors to terminate existing relation-ships. Other provisions principally consist of provisions for environmental matters associated with restructured operations, the writedown of goodwill and other intangibles, as well as other miscellaneous restructuring pro-visions. No payments, other than employee severance payments, were made to employees. All other payments which are incorporated in items included above have been or will be made to consultants and other third parties.


ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments, totaled $1,418.5 million at July 3, 1994, as compared to $1,176.5 million at year-end 1993. Total borrowings were $2,406.4 million at July 3, 1994 compared to $1,749.3 million at year-end 1993. Working capital at July 3, 1994, decreased versus December 31, 1993 and July 4, 1993. The decrease from December 31, 1993 was primarily attributable to higher short-term borrowings, partially offset by higher cash and cash equivalents, short-term investments, accounts receivable and inven-tories. The decrease from July 4, 1993 was primarily due to lower cash and cash equivalents, short-term investments and short-term loans plus higher income taxes payable and accruals, partially offset by lower short-term borrowings.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

                                              JULY 3,   DEC. 31,    JULY 4,
                                               1994       1993       1993

Working capital (millions of dollars)        $  885.5   $1,289.6   $1,651.0

Current ratio                                  1.21:1     1.37:1     1.40:1

Debt to total capitalization (percentage)*        39%        31%        39%

Shareholders' equity per common share** +    $  12.32   $  12.43   $  13.40

Days of sales outstanding - trade accounts
  receivable                                       71         63         74

Months of inventory on hand                       8.9        8.5        8.6
___________________________________________________________________________

* Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents shareholders' equity divided by the actual number of common shares outstanding.

+ The decrease in shareholders' equity per common share is due to the Company's program of purchasing its common stock.

                                   Form 10Q

                          Part II - Other Information

Item 1:   Legal Proceedings

The Company is involved in a number of claims and litigations, including product liability claims and litigations considered normal in the nature of its businesses. These include suits involving various pharmaceutical and hospital products that allege either reaction to or injury from use of the product.

For a discussion of matters relating to claims and actions involving the Shiley Convexo-Concave heart valves, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Since the filing of the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1994, a petition for certiorari has been filed in the U.S. Supreme Court with respect to the Bowling Class settlement. On June 30, 1994, the Company entered into an agreement with the U.S. Department of Justice settling claims asserted under the False Claims Act and the common law relating to valves paid for in whole or in part by government agencies. The settlement includes a payment of $10.75 million and an agreement to reimburse certain future medical costs related to valve replacements of people with valves the implantation of which was paid for in whole or in part by any government agencies.

For a discussion of environmental matters, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

As previously reported in greater detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company and Quigley Company, Inc., a wholly-owned subsidiary, have been named as one of a number of defendants in numerous lawsuits claiming personal injury resulting from exposure to asbestos-containing products. The total pending caseload as of July 22, 1994 is 11,376 asbestos cases against Quigley, 5,013 asbestos cases against Pfizer Inc., and 378 talc cases against Pfizer Inc. The hearing on the fairness of the future claims asbestos class settlement has been concluded but no decision has yet been entered. A motion is also pending to challenge the appropriateness of the numerous opt-outs from the future claims class settlement.

For a discussion of matters relating to the Company's indemnification of Minerals Technologies Inc. against liability with respect to certain products manufactured and sold by the Company prior to October 30, 1992 and with respect to certain environmental matters, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company has been named, together with numerous other manufacturers of prescription drugs and certain companies which distribute prescription pharmaceuticals, as a defendant in a series of related actions alleging violations of federal or state antitrust laws, or both, and common law. A majority of the federal actions have been coordinated and consolidated for pretrial proceedings in the Northern District of Illinois.
The state actions currently consist of seven actions in California, three in Alabama and one in Wisconsin. Two of the Alabama cases have been removed to Federal Court and one of these has been transferred by the Multidistrict Panel to Federal Court in Chicago. Defense motions to dismiss the Sherman and Robinson-Patman Act claims were denied in the consolidated federal proceedings. Summary judgment motions against certain of the federal claims are pending.
The Company believes these cases are without merit and is vigorously defending them.

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

Since the filing of the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 1994, four purported class actions have been filed in United States District Courts against American Medical Systems, Inc., a wholly-owned subsidiary of the Company, in respect of its penile implant products. Two of the actions, in California and Minnesota, also name Pfizer Inc. as a defendant and define a class of all implantees. The plaintiffs in these two actions seek monetary and injunctive relief and the establishment of a medical monitoring fund for the plaintiffs. The two other actions, in South Carolina and Minnesota, define a class of implantees whose prostheses were removed. The plaintiffs in these two actions seek money damages. The Company believes these cases are without merit and is vigorously defending them.

Item 4:     Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on three matters at the Company's Annual Meeting of Shareholders held on April 28, 1994. Matter (1) related to the election of three director nominees: Messrs. M. Anthony Burns and Franklin D. Raines and Dr. Stanley O. Ikenberry, to three-year terms. 270,125,943 votes were cast for Mr. Burns and 2,398,479 were withheld. 269,881,461 votes were cast for Mr. Raines and 2,642,961 were withheld. 270,161,099 votes were cast for Dr. Ikenberry and 2,363,323 were withheld. Matter (2) related to the approval of the appointment of KPMG Peat Marwick as independent auditors of the Company for the year 1994. 270,138,972 votes were cast for approval, 930,515 were cast against and there were 1,454,935 abstentions. Matter (3) related to the approval of the Pfizer Inc. Performance-Contingent Share Award Plan. 258,176,964 votes were cast for approval, 10,146,496 were cast against and there were 4,200,962 abstentions.

Based on these voting results, each of the directors nominated was elected and matters 2 and 3 were passed. As previously stated in the Company's proxy statement, the election of a director required a plurality of the votes pre-sent and entitled to vote at the meeting. Passage of matter 2 required a majority of the votes cast, and passage of matter 3 required a majority of the votes present or represented at the Meeting and entitled to vote.

Item 6:   Exhibits and Reports on Form 8-K

(a)  Exhibits

     1)   Exhibit 11 - Computation of Earnings Per Common Share
     2)   Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges
     3)   Exhibit 15 - Accountants' Acknowledgement

(b) A current report on Form 8-K dated June 23, 1994 has been filed by the Company during the second quarter ended July 3, 1994.

                       PFIZER INC. AND SUBSIDIARY COMPANIES




                                   SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                                Pfizer Inc.
                                               (Registrant)




Date: August 15, 1994          _____________________________________________
                                         H. V. Ryan; Controller
                                    (Principal Accounting Officer and
                                         Duly Authorized Officer)

                                                                                 Exhibit 11
                               PFIZER INC. AND SUBSIDIARY COMPANIES
                             COMPUTATION OF EARNINGS PER COMMON SHARE
                               (in millions, except per share data)
                                            (unaudited)


                                              Three Months Ended       Six Months Ended
                                              July 3,     July 4,     July 3,     July 4,
                                               1994        1993        1994        1993
Net income.................................. $  257.2    $  253.8    $  627.9    $  582.8
                                             ========    ========    ========    ========
Weighted average number of common shares
  outstanding...............................    304.6       316.1       306.8       318.7
Common share equivalents (a)................      4.0         5.3         4.1         5.2
Weighted average number of common shares
  and common share equivalents used to
  compute earnings per common share.........    308.6       321.4       310.9       323.9
                                             ========    ========    ========    ========
Earnings per common share................... $    .84    $    .79    $   2.02    $   1.80
                                             ========    ========    ========    ========
Net income for fully diluted
  earnings per common share computation..... $  257.2    $  253.8    $  627.9    $  582.8
                                             ========    ========    ========    ========
Weighted average number of common shares
  outstanding...............................    304.6       316.1       306.8       318.7
Common share equivalents and other
  dilutive securities (a)...................      4.2         5.3         4.2         5.2
Weighted average number of common shares
  and common share equivalents used to
  compute fully diluted earnings per
  common share..............................    308.8       321.4       311.0       323.9
                                             ========    ========    ========    ========
Fully diluted earnings per common share(b).. $    .84    $    .79    $   2.02    $   1.80
                                             ========    ========    ========    ========

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



                                                                           EXHIBIT 12

                         PFIZER INC. AND SUBSIDIARY COMPANIES

                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                         (millions of dollars except ratios)
                                      (Unaudited)

                                Six
                               Months
                               Ended
                               July 3,                Year Ended December 31,
                                1994        1993     1992     1991      1990     1989
Earnings
  Income before provision
    for taxes on income,
    minority interests, and
    cumulative effect of
    accounting changes......  $  899.8    $  851.4 $1,534.8 $  943.7  $1,103.3 $  916.5
  Less: Minority interests..       2.0         2.6      2.7      3.2       4.2      4.1
        Undistributed earn-
         ings (losses) of
         unconsolidated
         persons............       2.3          .7      8.5       .8       (.3)     6.9
     Adjusted income........     895.5       848.1  1,523.6    939.7   1,099.4    905.5
  Fixed charges, excluding
    capitalized interest....      78.9       135.6    130.1    155.2     153.8    144.2
     Total earnings.........  $  974.4    $  983.7 $1,653.7 $1,094.9  $1,253.2 $1,049.7
                              ========    ======== ======== ========= ======== ========
Fixed Charges
  Interest expense (includ-
    ing interest expense,
    amortization of debt
    discount and expenses
    and capitalized inter-
    est)....................  $   70.2    $  120.5 $  115.6 $  138.1  $  142.4 $  131.2
  One-third of rental ex-
    pense...................      15.1        29.1     26.7     25.1      21.3     18.2
     Total fixed charges....  $   85.3    $  149.6 $  142.3 $  163.2  $  163.7 $  149.4
                              ========    ======== ======== ========  ======== ========
Ratio of earnings to fixed
  charges (a)...............      11.4         6.6     11.6      6.7       7.7      7.0
                              ========    ======== ======== ========  ======== ========

(a) "Earnings" consist of income before provision for taxes on income, minority interests and cumulative effect of accounting changes less minority inter-ests and less undistributed earnings (losses) of unconsolidated subsidiar-ies adjusted for fixed charges, excluding capitalized interest. "Fixed charges" consist of interest expense, amortization of debt discount and expenses, capitalized interest and one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases. It is not practicable to calculate the interest factor in a material portion of the Company's leases.


                                                                   Exhibit 15


                         ACCOUNTANTS' ACKNOWLEDGEMENT

Board of Directors
Pfizer Inc.:




      We hereby acknowledge the incorporation by reference by our report dated August 15, 1994 included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended July 3, 1994 in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc. filed under the Securities Act of 1933 on Registration Statement Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated
June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, on the Registration Statement on Form S-8 dated October 27, 1983 (File
No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registra-tion Statement on Form S-8 dated November 18, 1991 (File No. 33-44053) in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631) and in the Registration Statement on Form S-8 dated May 18, 1994 (File
No. 33-53713).



     Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.



                                                  KPMG Peat Marwick LLP




New York, New York
August 15, 1994