Form 10-Q
period 1994-10-02
PFIZER INC
filed 1994-11-15
CIK 78003

1.

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                                FORM 10-Q

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 2, 1994

                                   OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from________to_______

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

At October 31, 1994, there were 314,778,431 shares, par value
$.10, of the issuer's common stock outstanding.

                           PFIZER INC.

                            FORM 10-Q

                      For the Quarter Ended
                         October 2, 1994

                       Table of  Contents

PART I.   FINANCIAL INFORMATION

Item 1.

Financial Statements:                                       Page

Condensed Consolidated Statement of Income for the three
     months and nine months ended October 2, 1994 and
     October 3, 1993.                                         3

Condensed Consolidated Balance Sheet at October 2, 1994,
     December 31, 1993 and October 3, 1993.                   4

Condensed Consolidated Statement of Cash Flows for the nine
     months ended October 2, 1994 and October 3, 1993.        5

Notes to Condensed Consolidated Financial Statements          6

Independent Auditors' Report                                 10

Item 2.

Management's Discussion and Analysis                         11

PART II.  OTHER INFORMATION

Item 1.

     Legal Proceedings                                       19

Item 6.

     Exhibits and Reports on Form 8-K.                       20

                                                                  3.

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              PFIZER INC. AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
                       Three Months Ended     Nine Months Ended
                       Oct. 2,     Oct. 3,    Oct. 2,     Oct. 3,
                       1994        1993       1994        1993


(millions of dollars,
 except per share data)
Net sales              $2,074.9    $1,872.5   $5,981.1    $5,488.5
Operating costs and
expenses
Cost of sales             476.0       436.4    1,372.3     1,296.9
Selling,                  796.6       745.3    2,327.1     2,243.9
informational and
administrative
expenses
Research and              295.4       242.6      812.1       688.8
development
expenses
Divestitures,                 -       750.0          -       752.0
restructuring and
unusual items-net
Income/(loss) from        506.9      (301.8)    1,469.6      506.9
operations
Interest income            34.3        39.1        85.2      121.1
Interest expense          (32.3)      (29.6)      (96.1)     (81.3)
Other income                4.9         7.4        15.8       31.7
Other deductions          (31.0)      (43.4)      (91.9)    (118.5)
Non-operating             (24.1)      (26.5)      (87.0)     (47.0)
income/(deductions)
- - net
Income/(loss)             482.8      (328.3)    1,382.6      459.9
before provision
for/(benefit from)
taxes on income and
minority interests
Provision                 144.9      (115.5)      414.8       89.6
for/(benefit from)
taxes on
income/(loss)
Minority interests          1.4         1.4         3.4        1.7
Net income/(loss)        $336.5     $(214.2)     $964.4     $368.6

Earnings/(loss) per       $1.09      $(0.65)      $3.11      $1.15
common share

Cash dividends per        $0.47       $0.42       $1.41      $1.26
common share

See accompanying Notes to Condensed Consolidated Financial
Statements.

                                                           4.

              PFIZER INC. AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)    Oct. 2,     Dec. 31,   Oct. 3,
                         1994*       1993**     1993*
                                 ASSETS

Current Assets
Cash and cash            $894.2      $729.4     $1,227.9
equivalents
Short-term                516.9       447.1        905.9
investments
Accounts receivable,    1,641.5     1,468.7      1,521.3
less allowances Oct.
2, 1994-$42.2; Dec.
31, 1993-$40.6; Oct.
3, 1993-$38.1
Short-term loans          574.0       456.9        413.6
Inventories
Finished goods            526.5       413.3        429.8
Work in process           536.3       502.1        512.1
Raw materials and         204.8       178.1        186.7
supplies
Total inventories       1,267.6     1,093.5      1,128.6
Prepaid expenses and      531.6       537.6        499.5
taxes
Total current assets    5,425.8     4,733.2      5,696.8
Long-term loans and       609.9       586.7        598.3
marketable
securities
Property, plant and     2,941.9     2,632.5      2,539.5
equipment, less
accumulated
depreciation Oct. 2,
1994-$1,899.4; Dec.
31, 1993-$1,668.2;
Oct. 3, 1993-
$1,646.1
Goodwill, less            291.9       231.1        234.2
accumulated
amortization
Other assets,           1,132.0     1,147.4        813.6
deferred taxes and
deferred charges
Total assets          $10,401.5    $9,330.9     $9,882.4

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Short-term               $1,796.8       $1,178.8       $2,220.1
borrowings,
including current
portion of long-term
debt Oct.2, 1994-
$1.8; Dec. 31, 1993-
$3.6; Oct. 3, 1993-
$2.2
Accounts payable            432.9          479.1          394.6
Income taxes payable        645.3          606.2          336.0
Accrued compensation        364.9          408.6          431.8
and related items
Other current               899.1          770.9          763.6
liabilities
Total current             4,139.0        3,443.6        4,146.1
liabilities
Long-term debt              586.3          570.5          572.9
Postretirement              441.4          443.3          452.5
benefit obligation
other than pension
plans
Deferred taxes on           257.5          189.4           50.9
income
Other non-current           785.5          779.3          797.1
liabilities
Minority interests           37.9           39.3           40.6
Total liabilities         6,247.6        5,465.4        6,060.1

Shareholders' Equity
Preferred Stock                 -              -              -
Common Stock                 34.0           33.9           33.8
Additional paid-in          546.9          491.7          385.0
capital
Retained earnings         5,758.5        5,240.7        5,087.1
Currency translation        178.2           31.7           62.2
adjustment and other
Employee benefit           (683.7)        (690.0)        (592.5)
trust
Common stock in          (1,680.0)      (1,242.5)      (1,153.3)
treasury, at cost
Total shareholders'       4,153.9        3,865.5        3,822.3
equity
Total liabilities       $10,401.5       $9,330.9       $9,882.4
and shareholders'
equity

*    Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial
Statements.

              PFIZER INC. AND SUBSIDIARY COMPANIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
(millions of dollars)

                                      Nine Months Ended
                                 Oct. 2, 1994   Oct. 3, 1993
Operating Activities
Net income                           $964.4        $368.6
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization         213.6         191.2
of intangibles
Divestitures, restructuring               -         752.0
and unusual items
Deferred income amortization           (7.0)        (26.0)
Other                                  16.6          17.7
Changes in operating assets
and liabilities:
Accounts receivable                  (142.3)       (158.8)
Inventories                          (125.2)       (154.4)
Prepaid and other assets              (10.6)        (71.9)
Accounts payable and accrued           12.0        (168.9)
liabilities
Income taxes payable                   36.0         (48.2)
Other deferred items                   49.8        (118.4)
Net cash provided by operating      1,007.3         582.9
activities

Investing Activities
Purchases of property, plant         (477.8)       (430.5)
and equipment
Purchases of short-term            (1,045.1)       (813.9)
investments
Proceeds from redemptions of          977.3         464.2
short-term investments
Proceeds from sale of                     -         241.2
business
Purchases of long-term               (165.9)       (104.4)
investments
Purchases and redemptions of           36.5         (31.4)
short-term investments by
financial subsidiaries
Net change in loans and long-         (66.4)        194.8
term investments by financial
subsidiaries
Other investing activities             84.1         196.1
Net cash used in investing           (657.3)       (283.9)
activities

Financing Activities
Increase in short-term debt           616.3         968.6
Employee benefit transactions          31.6          38.9
Purchases of common stock            (436.4)       (928.7)
Cash dividends paid                  (446.6)       (400.8)
Other financing activities             36.5           9.4
Net cash used in financing           (198.6)       (312.6)
activities
Effect of exchange rate                13.4         (15.6)
changes on cash and cash
equivalents
Net increase/(decrease) in            164.8         (29.2)
cash and cash equivalents
Cash and cash equivalents             729.4       1,257.1
balance at beginning of period
Cash and cash equivalents            $894.2      $1,227.9
balance at end of period

See accompanying Notes to Condensed Consolidated Financial
Statements.

              PFIZER INC. AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

Note 1:   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended August 28, 1994 and August 29, 1993.

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

The results of operations for the interim periods ended October
2, 1994 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:   Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 310.2 million and 321.8 million for the first nine months of 1994 and 1993, respectively.

Note 4:   Currency Impact

An analysis of the changes in the currency translation adjustment for the nine months ended October 2, 1994 is as follows:

(millions of dollars)
Currency translation adjustment December           $31.7
31, 1993
Translation adjustments and gains and              143.2
losses from certain hedges and intercompany
balances
Currency translation adjustment October 2,        $174.9
1994

The balance sheet caption Currency translation adjustment and other also includes a net unrealized gain of $3.3 million on investment securities available for sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Exchange gains/(losses) included in "Other deductions" were as follows:

                         1994        1993
                       (millions of dollars)
   Third Quarter          $0.7      $(14.5)
   Nine Months           $(5.6)     $(25.5)


Note 5:   Interest and Income Tax Payments

The Company made interest payments of approximately $79 million and $89 million and income tax payments of approximately $334 million and $280 million during the first nine months of 1994 and 1993, respectively.

Note 6:  Divestitures, Restructuring and Unusual Items

Income/(loss) from operations for the third quarter and first nine months of 1993 included a charge of $750 million that covered a worldwide restructuring program as well as unusual items. Unusual items included the writedown of goodwill and anticipated losses associated with certain tangible assets. The writedown of goodwill related to a business evaluation where it was determined that revenue and profitability levels were not meeting previous estimates and unamortized goodwill would not be recovered through future cash flows of the business.

In April 1993, the Company sold its remaining interest of approximately 40% in Minerals Technologies Inc., a company comprised of the Company's former specialty minerals businesses. The sale resulted in a pre-tax gain of approximately $60 million that was offset by charges of $62 million for restructuring, consolidation and streamlining of certain of the Company's businesses through the second quarter of 1993.

Note 7:   Acquisition

In August 1994, the Company acquired Restiva Italiana S.p.A. for approximately $25.8 million in a purchase transaction. Restiva produces and sells a wide range of innovative and dermatologically tested products for skin and hair care. Restiva had 1993 sales of approximately $15 million.

Note 8:   Employee Benefit Trust

In August 1993, the Company sold 10 million shares of treasury stock to the Pfizer Inc. Grantor Trust (the Trust), an employee benefit trust. The Trust will be used primarily to fund future obligations for previously approved benefit plans over its 15-year term. The common stock was acquired by the Trust from the Company in exchange for a promissory note valued at approximately $600 million at the date of sale. The amount representing unearned employee benefits has been recorded as a deduction from shareholders' equity and is reduced as employee benefits are satisfied.

Note 9:   Financial Instruments

The Company manages its transactional exposures to mitigate the effect of unfavorable exchange rate movements. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and results of operations as the Company has manufacturing operations in 31 countries and sells its products on a worldwide basis. Short-term forward-exchange contracts of six months or less are used to match the short-term nature of the assets and liabilities, denominated in currencies other than that of the local market, being hedged. Purchased currency options are used to hedge certain product costs associated with sales.

Forward-exchange contracts are agreements to purchase or sell specified amounts of foreign currencies at specified rates on specific future dates. At the end of the third quarter of 1994, the Company had approximately $570 million of forward-exchange contracts. The table below summarizes by currency the contractual amounts of the Company's forward-exchange contracts:

(millions of dollars)             EXCHANGED FOR
Currencies sold       U.S.       U.K.       Irish       German
forward             Dollars     Pounds      Punts       Marks

U.S. Dollars                     $64.4      $55.6        $0.7
U.K. Pounds           $78.5                   3.3        38.4
Japanese Yen           67.6
Irish Punts            43.0        4.7                    2.0
German Marks           42.6
French Francs          32.7
Swedish Kroner         23.0                   6.0
Spanish Pesatas        17.9                   3.3
Norwegian              12.8
Kroner
Australian              9.7
Dollars
Dutch Guilders          8.9                   1.1
Other                  46.2                   7.6
Total                $382.9      $69.1      $76.9       $41.1

Purchased currency options of approximately $160 million, denominated in yen, provide the Company with the right, but not the obligation, to sell a specified amount of that currency at a fixed price on a specific future date. Such currency options have maturities through July 1996.

In 1985, in consideration of declining interest rates, the Company entered into an interest-rate swap, which matures in 2001, to hedge approximately $25 million of long-term debt, due
2001, thereby effectively converting such debt from a 10 1/4% fixed rate of interest to a floating rate based upon the Bankers Trust
Tax Exempt Note Rate.

                                                                  9.


The operating profit of Pfizer International Bank Europe (PIBE) is affected by fluctuations in market interest rates as a result of its holding interest-rate sensitive assets and liabilities. Often, there are repricing and maturity mismatches between assets and liabilities. The resulting interest-rate sensitivity gap is the net effect of assets and liabilities maturing or repricing in a given period. When more assets than liabilities reprice within a given time period, there would be an increase in operating profit in a period of increasing interest rates. PIBE adjusts its asset and liability mix to reflect its liquidity preferences, interest-rate outlook and general market conditions. PIBE maintains a largely dollar-denominated floating rate asset portfolio. The interest-rate sensitivity of this asset portfolio is largely offset by the corresponding interest-rate sensitivity inherent in the Company's U.S. dollar denominated short-term debt portfolio. PIBE enters into conventional interest-rate swaps, currency swaps and forward-rate agreements and other notional principal transactions as vehicles to hedge the interest-rate sensitivity of its investment portfolio.

At the end of the third quarter of 1994, currency swaps with a notional amount of $88 million effectively convert foreign currency denominated assets in PIBE's investment portfolio into floating rate (based on LIBOR) dollar-denominated assets. An interest-rate swap with a notional amount of $50 million as of the end of the third quarter of 1994 effectively converts a fixed rate to a floating rate based on LIBOR and is used to further minimize any mismatch between rates received on assets and rates paid on liabilities.

The other notional principal transactions, with a notional principal of $200 million, resulted from decisions in 1987 and 1988 to reduce PIBE's exposure to declining interest rates with respect to its floating rate asset portfolio by effectively converting to fixed rates. This was done through interest-rate swap agreements wherein the Company is obligated to pay floating rates based on LIBOR and would have received fixed rates. As rates rise or fall, PIBE's payments under the swaps would increase or decrease, but, at the same time, PIBE will earn more or less on its underlying floating rate assets. To reduce the counterparty credit risk associated with the interest-rate swap agreements, the Company sold its right to receive the fixed rate payments on the swaps. The income on the transaction was deferred and is being amortized over the life of the swaps, all of which expire through November 1995.

Note 10:  Subsequent Events

In October 1994, the Company acquired certain assets of Flavor Technology Inc. (FTI), a privately held compound flavors business with annual sales of over $10 million, for approximately $32 million in a purchase transaction. Most of FTI's products are proprietary blends, emulsions and specially prepared flavor ingredients that serve the beverage and food industries.

Also in October 1994, the Company and NAMIC U.S.A. Corporation (NAMIC) announced that they have signed a definitive agreement in which the Company will acquire NAMIC in a stock-for-stock transaction. Under the terms of the agreement, unanimously approved by the boards of directors of both companies, NAMIC shareholders would receive 0.24599 of a share of Pfizer Inc. common stock in exchange for each outstanding share of NAMIC common stock. NAMIC currently has approximately 8.6 million shares of common stock outstanding. The value of the transaction will be approximately $155 million and will be accounted for as a purchase transaction. NAMIC designs, manufactures and markets a broad range of single-patient use medical products and customized kits for use in the diagnosis and treatment of atherosclerotic cardiovascular disease. Approval of the transaction by the shareholders of NAMIC will be sought in the first quarter of 1995.

                  INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the accompanying condensed consolidated balance sheets of Pfizer Inc. and subsidiary companies as of October 2, 1994 and October 3, 1993 and the related condensed consolidated statements of income for each of the three month and nine month periods then ended and cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and subsidiary companies as of December 31, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

In the first quarter of 1994, the Company adopted the provisions of the Financial Accounting Standard Board's Statement of
Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities."



                                             KPMG PEAT MARWICK LLP





New York, New York
November 14, 1994


Item 2.   Management's Discussion and Analysis

              PFIZER INC. AND SUBSIDIARY COMPANIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
                CONSOLIDATED STATEMENT OF INCOME
    FOR THE PERIODS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                                                            Percent
                                                            Increase/
                                                            (Decrease)
          % of Net Sales                                    Comparison
                                                   3rd Qtr. 1994   9 Mos. 1994
 Third Quarter   Nine Months                       from            from
1994      1993   1994   1993                       3rd Qtr. 1993   9 Mos. 1993
100.0    100.0   100.0   100.0  Net Sales                    11            9
                                 Operating costs and
                                 expenses
 22.9     23.3    22.9    23.6  Cost of sales                 9            6
 38.4     39.8    38.9    40.9  Selling,                      7            4
                                 informational and
                                 administrative
                                 expenses
  14.3     13.0    13.6    12.6  Research and                 22           18
                                  development
                                  expenses
     -     40.0       -    13.7  Divestitures,                 *            *
                                  restructuring and
                                  unusual items-net
  24.4   (16.1)    24.6     9.2  Income/(loss) from            *          190
                                  operations
   1.7      2.1     1.4     2.2  Interest income             (12)         (30)
  (1.6)    (1.6)   (1.6)   (1.5) Interest expense              9           18
   0.3      0.4     0.2     0.6  Other income                (34)         (50)
  (1.5)    (2.3)   (1.5)   (2.1) Other deductions            (29)         (22)
  (1.1)    (1.4)   (1.5)   (0.8) Non-operating                (9)          85
                                  income/(deductions)-
                                  net
  23.3   (17.5)    23.1     8.4  Income/(loss)                 *          201
                                  before provision
                                  for/(benefit from)
                                  taxes on income and
                                  minority interests
   7.0    (6.2)     6.9     1.7  Provision for/                *          363
                                  (benefit from)
                                  taxes on
                                  income/(loss)
   0.1      0.1     0.1       -   Minority interests           -          100


  16.2   (11.4)    16.1     6.7  Net income/(loss)             *          162
 $1.09  $(0.65)   $3.11   $1.15  Earnings/(loss) per           *          170
                                  common share
 $0.47    $0.42   $1.41   $1.26  Cash dividends per           12           12
                                  common share
 30.0%  (35.2%)   30.0%   19.5%  Effective tax rate

* Calculation not meaningful

Item 2.
              PFIZER INC. AND SUBSIDIARY COMPANIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                  NET SALES BY BUSINESS SEGMENT
    FOR THE PERIODS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                      (Millions of Dollars)


                                                       Percent
                                                       Increase/
          Third Quarter                                (Decrease)
                                                       Comparison
          % of                % of                     3rd Qtr. 1994
          Net                 Net                      From
1994      Sales   1993        Sales                    3rd Qtr. 1993

$1,755.5   84.6  $1,555.0     83.0  Health Care                      13
   108.3    5.2     105.5      5.6  Consumer Health Care              3
    68.2    3.3      72.7      3.9  Food Science                     (6)
   142.9    6.9     139.3      7.5  Animal Health                     3
$2,074.9  100.0  $1,872.5    100.0  Consolidated                     11



                                                       Percent
                                                       Increase/
           Nine Months                                 (Decrease)
                                                       Comparison
           % of               % of                     Nine Months 1994
           Net                Net                      From
1994       Sales   1993       Sales                    Nine Months 1993

$5,012.9   83.8  $4,538.2     82.7  Health Care                      10

   321.5    5.4     297.9      5.4  Consumer Health Care              8
   217.1    3.6     235.7      4.3  Food Science                     (8)
   429.6    7.2     416.7      7.6  Animal Health                     3
$5,981.1  100.0  $5,488.5    100.0  Consolidated                      9

Item 2.
              PFIZER INC. AND SUBSIDIARY COMPANIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                  NET SALES BY GEOGRAPHIC AREA
    FOR THE PERIODS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                      (Millions of Dollars)

                                                       Percent
                                                       Increase/
          Third Quarter                                (Decrease)
                                                       Comparison
           % of               % of                     3rd Qtr. 1994
           Net                Net                      From
1994       Sales   1993       Sales                    3rd Qtr. 1993

$1,124.5   54.2  $1,020.3     54.5  United States                    10
   426.6   20.6     371.5     19.8  Europe                           15
   328.3   15.8     299.7     16.0  Asia                             10
   151.5    7.3     127.8      6.8  Canada/Latin America             19
    44.0    2.1      53.2      2.9  Africa/Middle East              (17)*
$2,074.9  100.0  $1,872.5    100.0  Consolidated                     11



                                                        Percent
                                                        Increase/
           Nine Months                                  (Decrease)
                                                        Comparison
           % of               % of                      Nine Months 1994
           Net                Net                       From
1994       Sales   1993       Sales                     Nine Months 1993

$3,241.0   54.2  $2,975.9     54.2  United States                     9
 1,271.3   21.3   1,190.9     21.7  Europe                            7
   897.7   15.0     810.3     14.8  Asia                             11
   436.3    7.3     379.3      6.9  Canada/Latin America             15
   134.8    2.2     132.1      2.4  Africa/Middle East                2
$5,981.1  100.0  $5,488.5    100.0  Consolidated                      9

* Decline is principally attributable to the difficult economic environment in Turkey.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

NET SALES

The following statistical data are provided to assist the reader in understanding the composition of changes affecting the increase in net sales.

                              SALES GROWTH ANALYSIS
                         % INCREASE/(DECREASE) COMPARISON
                         Third Quarter 1994   Nine Months 1994
                         From                 From
                         Third Quarter 1993   Nine Months 1993
Volume increases                   11              9
Price increases                     -              1
Currency                            -             (1)
fluctuations

Total net sales                    11              9
increase

Consolidated net sales increased by 11% in the third quarter and 9% in the first nine months of 1994 versus the comparable periods of last year to $2,074.9 and $5,981.1 million, respectively. The third quarter sales growth was driven entirely by volume with no contribution from price or currency fluctuations. The health care sales performance in the third quarter versus last year reflects a 14% increase in worldwide sales of pharmaceuticals and a 6% increase in hospital products. For the first nine months of 1994, worldwide pharmaceutical sales increased 12%, while sales of worldwide hospital products increased 4%.

For the third quarter, U.S. pharmaceutical sales increased 15% and International pharmaceutical sales increased 14% while for the nine months the U.S. increase was 12% and the International increase was 11%. The Company's newest products continued to perform well. In the third quarter, sales of the six pharmaceutical products launched in the U.S. during the 1990s -- Zoloft, Zithromax, Norvasc, Cardura, Diflucan and Glucotrol XL -- increased by 45% and comprised 50% of the Company's third quarter worldwide pharmaceutical sales. Sales in the third quarter of calcium channel blockers as a group (Procardia, Procardia XL and Norvasc) increased by 24%. The following table shows the percentage sales growth of the Company's major pharmaceuticals for the third quarter and first nine months of 1994:

     Net Sales Growth of Major Pharmaceuticals 1994 vs. 1993

                      Percentage Increase/(Decrease)
                             Third       Nine
                            Quarter     Months
Procardia XL                   (1)        (3)
Zithromax                      28         21
Zoloft                         58         58
Norvasc                        94         98
Cardura                        22         29
Diflucan                       15         13
Feldene(*)                     (3)       (19)

(*) Decline is largely a result of generic competition.

Hospital Products Group's sales grew 6% in the third quarter. While sales trends in this business continue to be tempered by overall market conditions, the Company continues to benefit from new product introductions as well as the success of its coronary catheters, used in angioplasty and stents, used to keep peripheral blood vessels and bile ducts open after procedures to clear blockages.

Consumer Health Care sales increased by 3% in the third quarter, reflecting strong international sales largely attributable to a number of small acquisitions.

Animal Health sales increased by 3% in the quarter.  Latin
America sales increased in the quarter, where Dectomax, a broad-spectrum antiparasitic agent, is now the Company's leading animal health product in the region after only six months of sales in three countries and one year of sales in three others.

Food Science sales declined by 6% in the third quarter, reflecting the continuing phase-out of commodity chemicals in favor of specialty food products, sales of which increased by 22% in the quarter.

OPERATING COSTS AND EXPENSES

Income from operations for the third quarter and first nine months of 1993 included a pre-tax charge of $750 million for certain restructuring and unusual items including personnel reductions and the writedown of certain tangible assets as well as intangible assets whose carrying value will not be recovered through future cash flows. Also included in the nine months of 1993 results was a pre-tax gain of approximately $60 million resulting from the sale of the Company's interest in Minerals Technologies Inc., offset by charges of $62 million for restructuring, consolidation and streamlining of certain of the Company's businesses.

As a percentage of net sales, cost of sales and selling, informational and administrative expenses decreased in the third quarter and first nine months of 1994 compared with the same periods of 1993. The improvement in cost of sales reflects the favorable impact of changes in business and product mix, while the improvement in selling, informational and administrative expenses continues to reflect restrained growth in marketing expenses relative to the prior year as well as spending reductions resulting from restructuring efforts. The decrease in cost of sales as well as selling, informational and administrative expenses, as a percentage of net sales, more than offset the increase in research and development expenses as a percentage of net sales, so that operating margins increased in the third quarter and first nine months of 1994 versus last year's comparable periods excluding restructuring and unusual items.

The Company is committed to an expanding research effort, particularly in the health care segment. Health care research and development expenses, expressed as a percentage of health care net sales, were 15.3% and 14.9% in the first nine months of 1994 and 1993, respectively. In 1994, the Company plans to spend in excess of $1.1 billion on research and development expenses.

NON-OPERATING INCOME (DEDUCTIONS)

The decline in Interest income for the third quarter and first nine months of 1994 versus the comparable periods of 1993 was primarily attributable to changes in the capital structure of the Company. The decline in Other income in the third quarter of 1994 was mainly due to lower income from equity investments while the decline for the nine months was primarily attributable to income from the settlement of a doxycycline patent infringement case in France in the second quarter of 1993.

The increase in Interest expense for the third quarter and first nine months of 1994 was primarily attributable to certain changes in the scope and nature of the Company's program to manage its transactional foreign currency exposure in hyper-inflationary markets, principally Brazil, coupled with higher interest rates, partially offset by decreased borrowing levels. The decrease in Other deductions in the third quarter and first nine months of 1994 versus the comparable periods of 1993 was primarily attributable to foreign exchange related items.

PRE-TAX AND NET INCOME

The Company's effective tax rate increased from 26 percent in 1993 to 30 percent this year as a result of various changes contained in the Omnibus Budget Reconcilication Act of 1993 which, among other provisions, included the imposition of a limitation on the tax credit allowed to the Company for U.S. tax on income earned in Puerto Rico, where the Company has a major manufacturing facility.

On an ongoing basis, pre-tax and net income increased 14% and 8%, respectively, in both the third quarter and first nine months of 1994.

OTHER

In February 1993, the Company announced a program to purchase up to 20 million shares of its currently issued common stock in the open market or in privately negotiated transactions. Common stock purchased under the program will be held in the Company treasury and will be available for use in the Company's employee benefit plans and for general corporate purposes. Under this stock repurchase program, in the first nine months of 1994, approximately 7.5 million shares were purchased in the open market at an average price of $58 per share. This completes the announced 20 million share repurchase. In the first nine months of 1993, total shares purchased on the open market were 14.4 million at an average cost of approximately $64 a share.

In 1993, the Company initiated a restructuring program which included the consolidation of manufacturing facilities, the demolition of buildings resulting from the consolidation, reconfiguration and rehabilitation of remaining facilities and the consolidation of distribution and administrative organizations and infrastructures.

Through October 2, 1994, restructuring initiatives implemented had reduced the workforce by 630 people and closed 6 facilities. The annualized benefit of efficiencies resulting from completed efforts were approximately $32 million. The full implementation of such plans is still anticipated to lower annual operating costs by $130 million. To date, there have been no reclassifications between the components presented below, nor have there been significant changes in estimates of the cost of the plan.

The following table indicates the status of the restructuring charges by component:

                                   Utilization

                                  Through              Reserves
                 1993             2nd       3rd        Remaining
                 Restructuring    Quarter   Quarter    at
                 Charges          1994      1994       Oct. 2, 1994
(millions of dollars)

Employee               $230.7      $35.6    $5.3       $189.8
severance
payments
Operating assets        211.7       88.4     4.2        119.1
to be
sold/disposed
Closed                  101.1        6.8     2.0         92.3
facilities' costs
Currency                 57.8       57.8       -            -
translation
adjustment
related to the
liquidation/
disposal of
businesses
Administrative           37.6        1.8     8.2         27.6
infrastructures
Lease and third          37.0       10.6     9.3         17.1
party contract
termination
payments
Other                    14.3        3.6     2.8          7.9
                       $690.2     $204.6   $31.8       $453.8


Writedowns of operating assets, which primarily involve manufacturing rationalizations, are considered utilized when the asset is sold or otherwise disposed of by the Company. Closed facilities' costs relate primarily to the rationalization of fermentation capacity, as well as costs related to the demolition of structures within certain manufacturing facilities, and are considered utilized when third party payments are made. Charges for currency translation adjustments relate to reversals of previously recorded currency translation adjustments associated with overseas businesses to be divested or liquidated under the restructuring plan. Administrative infrastructure costs relate primarily to consulting costs involved in restructuring the administrative support organizations and the distribution centers. Lease and third party contract termination payments consist of lease termination payments and payments made to independent distributors to terminate existing relationships. Other provisions principally consist of provisions for environmental matters associated with restructured operations, the writedown of goodwill and other intangibles, as well as other miscellaneous restructuring provisions. No payments, other than employee severance payments, were made to employees. All other payments which are incorporated in the items included above have been or will be made to consultants and other third parties.

In October 1994, the Company received a notice of proposed adjustments from the Internal Revenue Service ("IRS"). The IRS is auditing the years 1987 - 1989. The proposed adjustments relate primarily to the tax accounting treatment of certain swaps and related transactions undertaken by the Company in 1987 and 1988.
These transactions resulted in the receipt of cash in those years, which the Company duly reported as income for tax purposes. In
1989 (in Notice 89-21), the IRS announced that it believed cash received in certain swap transactions should be reported as income for tax purposes over the life of the swaps, rather than when received. In the case of the Company, this would cause some of the income to be reported in years subject to the Tax Reform Act of 1986. The IRS proposed adjustment involves approximately $72 million in federal taxes for the years 1987 - 1989, plus interest. If the proposed adjustment is carried through to the maturity of the transactions in 1992, an additional tax deficiency of approximately $86 million, plus interest, would result. The Company disagrees with the proposed adjustment and continues to believe that its tax accounting treatment for the transactions in question was proper. Discussions with the IRS are continuing and no final report has been issued by the IRS. While it is impossible to determine the final disposition, the Company is of the opinion that the ultimate resolution of this dispute should not have a material adverse effect on the financial position or the results of operations of the Company.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled
$1,411.1 million at October 2, 1994, as compared to $1,176.5 million at year-end 1993. Total borrowings were $2,383.1 million at October 2, 1994 compared to $1,749.3 million at year-end 1993. Working capital was about the same as December 31, 1993 and decreased versus October 3, 1993. The decrease from October 3,
1993 was primarily due to lower cash and cash equivalents and short-term investments attributable to the net repayment of short-term borrowings and to the Company's common share repurchase program.


                              Oct. 2,      Dec. 31,     Oct. 3,
                              1994         1993         1993
Working capital (millions of  $1,286.8     $1,289.6     $1,550.7
dollars)
Current ratio                   1.31:1       1.37:1       1.37:1
Debt to total capitalization       36%          31%          42%
(percentage)*
Shareholders' equity per        $13.63       $12.43       $12.26
common share**
Days of sales outstanding-          69           63           71
trade accounts receivable
Months of inventory on hand        9.3          8.5          8.0

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

For a discussion of matters relating to claims and actions involving the Shiley Convexo-Concave heart valves, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Since the filing of the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1994, the petition for certiorari filed in the U.S. Supreme Court seeking review of the lower courts' approvals of the Bowling Class settlement was denied on October 4, 1994.

For a discussion of environmental matters, see the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

As previously reported in greater detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company and Quigley Company, Inc., a wholly-owned subsidiary, have been named as one of a number of defendants in numerous lawsuits claiming personal injury resulting from exposure to asbestos-containing products. The total pending caseload as of October 21, 1994 is 13,207 asbestos cases against Quigley, 5,388 asbestos cases against Pfizer Inc., and 148 talc cases against Pfizer Inc. The hearing on the fairness of the future claims asbestos class settlement has been concluded and in August, the United States District Court for the Eastern District of Pennsylvania ruled that the settlement was fair, adequate and reasonable. A motion is pending challenging the appropriateness of the numerous opt-outs from the future claims class settlement.

For a discussion of matters relating to the Company's indemnification of Minerals Technologies Inc. against liability with respect to certain products manufactured and sold by the Company prior to October 30, 1992 and with respect to certain environmental matters, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company has been named, together with a number of other manufacturers of prescription drugs and certain companies which distribute prescription pharmaceuticals, as a defendant in a series of related actions alleging violations of federal or state antitrust laws, or both, and common law. A majority of the federal actions have been coordinated and consolidated for pretrial proceedings in the Northern District of Illinois. The state actions currently consist of seven actions in California, three in Alabama and one in Wisconsin. Two of the Alabama cases have been removed to Federal Court and one of these has been transferred by the Multidistrict Panel to Federal Court in Chicago. Defense motions to dismiss the Sherman and Robinson-Patman Act claims were denied in the consolidated federal proceedings. Summary judgment motions against certain of the federal claims were also denied. The Company believes these cases are without merit and is vigorously defending them.

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

Since the filing of the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1994, one additional purported class action has been filed in the United States District Court for the Eastern District of Louisiana against American Medical Systems, Inc., a wholly-owned subsidiary of the Company, in respect of its penile implant products. The Company believes this case is without merit and is vigorously defending it.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          1)   Exhibit 11 - Computation of Earnings Per Common
               Share
          2)   Exhibit 12 - Computation of Ratio of Earnings to
               Fixed Charges
          3)   Exhibit 15 - Accountants' Acknowledgement

     (b) No reports on Form 8-K have been filed by the Company during the third quarter ended October 2, 1994.

              PFIZER INC. AND SUBSIDIARY COMPANIES



                           SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        Pfizer Inc.
                                        (Registrant)



Date:  November 14, 1994
                                   H. V. Ryan; Controller
                              (Principal Accounting Officer and
                                   Duly Authorized Officer)

                                                                22.
                                                        Exhibit 11



               PFIZER INC. AND SUBSIDIARY COMPANIES
             COMPUTATION OF EARNINGS PER COMMON SHARE
                (in millions, except per share data)
                             (unaudited)

                     Three Months Ended   Nine Months Ended
                      Oct. 2,   Oct. 3,   Oct. 2,   Oct. 3,
                      1994      1993      1994      1993

Net income/(loss)      $336.5  $(214.2)   $964.4   $368.6

Weighted average        304.5    312.9     306.1    316.8
number of common
shares outstanding
Common share              4.2      4.6       4.1      5.0
equivalents (a)
Weighted average        308.7    317.5     310.2    321.8
number of common
shares and common
share equivalents
used to compute
earnings per common
share

Earnings/(loss) per     $1.09   $(0.65)    $3.11    $1.15
common share

Net income/(loss)      $336.5  $(214.2)   $964.4   $368.6
for fully diluted
earnings per common
share computation

Weighted average        304.5    312.9     306.1    316.8
number of common
shares outstanding
Common share              4.8      4.7       4.4      5.0
equivalents and
other dilutive
securities(a)

Weighted average        309.3    317.6     310.5    321.8
number of common
shares and common
share equivalents
used to compute
fully diluted
earnings per common
share

Fully diluted           $1.09   $(0.65)    $3.11    $1.15
earnings/(loss) per
common share(b)

(a) Includes common shares equivalents applicable to stock option plans.

(b)  This calculation is submitted in accordance with Regulation
     S-K item 601(b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                                               23.
                                                       Exhibit 12

              PFIZER INC. AND SUBSIDIARY COMPANIES

        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                      (millions of dollars)
                           (Unaudited)

              Nine
              Months
              Ended
              Oct. 2,                Year Ended December 31,
              1994       1993     1992        1991     1990         1989
Earnings
Income        $1,382.6   $851.4   $1,534.8    $943.7   $1,103.3     $916.5
before
provision
for taxes on
income,
minority
interests,
and
cumulative
effect of
accounting
changes
Less:              3.4      2.6        2.7        3.2        4.2       4.1
Minority
interests
Undistributed     (1.7)     0.7        8.5        0.8       (0.3)      6.9
earnings/
(losses) of
unconsolidated
persons
Subtotal       1,380.9    848.1    1,523.6      939.7    1,099.4     905.5
Fixed            119.3    135.6      130.1      155.2      153.8     144.2
charges,
excluding
capitalized
interest
Total         $1,500.2   $983.7   $1,653.7   $1,094.9   $1,253.2  $1,049.7
earnings

Fixed
Charges
Interest        $106.2   $120.5     $115.6     $138.1     $142.4    $131.2
expense
(including
interest
expense,
amortization
of debt
discount and
expenses and
capitalized
interest)
One-third of      23.2    29.1        26.7      25.1      21.3      18.2
rental
expense
Total fixed     $129.4  $149.6      $142.3    $163.2    $163.7    $149.4
charges

Ratio of          11.6     6.6        11.6       6.7       7.7       7.0
earnings to
fixed
charges(a)

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

                                                                  24.
                                                           Exhibit 15


                  ACCOUNTANTS' ACKNOWLEDGEMENT


Board of Directors
Pfizer Inc.:


     We hereby acknowledge the incorporation by reference of our report dated November 14, 1994, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended October 2, 1994 in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc. filed under the Securities Act of 1933 in Registration Statement on Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File
No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May
27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 18, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File
No. 33-55771) and in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435).

     Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.





                                        KPMG Peat Marwick LLP


New York, New York
November 14, 1994