Form 10-Q/A
period 1994-10-02
PFIZER INC
filed 1994-12-21
CIK 78003

1.

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q
                             (AMENDMENT 1)

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

Reason for Filing Form 10-Q (Amendment 1)
Form 10-Q Amendment 1 is being filed for the third quarter of 1994 for Pfizer Inc. because when Form 10-Q was filed on November 15, 1994,
Exhibit 27 was not submitted in the proper format.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          1) Exhibit 11 - Computation of Earnings Per Common Share (previously filed 11/15/94)
          2) Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges (previously filed 11/15/94)
          3) Exhibit 15 - Accountants' Acknowledgement
             (previously filed 11/15/94)
          4)	Exhibit 27 - Financial Data Schedule

     (b)  No reports on Form 8-K have been filed by the Company during the
          third quarter ended October 	2, 1994.

                     PFIZER INC. AND SUBSIDIARY COMPANIES



                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





                                        							     Pfizer Inc.
                                       							     (Registrant)



Date:  December 21, 1994
                               						        H. V. Ryan; Controller
                                  						(Principal Accounting Officer and
                                 						      Duly Authorized Officer)