Form 10-K
PFIZER INC
filed 1995-03-24
CIK 78003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                                ---------------

           (MARK ONE)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM            TO
                         COMMISSION FILE NUMBER 1-3619
                                  PFIZER INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                      13-5315170
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)     Identification Number)
        235 East 42nd Street
         New York, New York                   10017
  (Address of principal executive           (Zip Code)
              offices)

                                 (212) 573-2323
              (Registrant's telephone number including area code)
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                             NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                            ON WHICH REGISTERED
Common Stock, $.10 par value                                New York Stock Exchange
Preferred Stock Purchase Rights                             New York Stock Exchange
4% Convertible Subordinated Debentures Due 1997             New York Stock Exchange

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of February 27, 1995 was approximately $25.8 billion.

        The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 1995 was: 314,219,772 shares of common stock, all of one class.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 1994    Parts I, II and IV
Proxy Statement dated March 16, 1995                                         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

ITEM                                    PAGE
-----                                   ----
   1.   Business......................     2
        General.......................     2
        Comparative Segment and
         Geographic Data..............     2
        Health Care...................     2
        Animal Health.................     4
        Consumer Health Care..........     5
        Food Science..................     5
        Financial Subsidiaries........     6
        International Operations......     6
        Tax Matters...................     6
        Patents and Research..........     7
        Employees.....................     8
        Regulation....................     8
        Raw Materials and Energy......     9
        Environment...................     9
   2.   Properties....................     9
   3.   Legal Proceedings.............    11
   4.   Submission of Matters to a
         Vote of Security Holders.....    14

                  PART II

   5.   Market for the Registrant's
         Common Equity and Related
         Stockholder Matters..........    15
   6.   Selected Financial Data.......    15
   7.   Management's Discussion and
         Analysis of Financial
         Condition and Results of
         Operations...................    16
   8.   Financial Statements and
         Supplementary Data...........    16
   9.   Changes in and Disagreements
         with Accountants on
         Accounting and Financial
         Disclosure...................    16

                  PART III

  10.   Directors and Executive
         Officers of the Registrant...    16
  11.   Executive Compensation........    22
  12.   Security Ownership of Certain
         Beneficial Owners and
         Management...................    22
  13.   Certain Relationships and
         Related Transactions.........    22

                  PART IV

  14.   Exhibits, Financial Statement
         Schedules and Reports on Form
         8-K..........................    22
        Signatures....................    24
        Financial Statement Schedule
        Exhibit 11
        Exhibit 12
        Exhibit 23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Pfizer Inc. (the "Company") is a diversified, research-based health care company with global operations. The Company discovers, develops, manufactures and sells technology-intensive products in four business segments: Health Care, which includes a broad range of prescription pharmaceuticals, orthopedic implants, medical devices and surgical equipment; Animal Health, which includes animal health products and feed supplements; Consumer Health Care, which includes a variety of nonprescription drugs and personal care products; and Food Science, which includes ingredients for the food and beverage industries. Additionally, the Company's Financial Subsidiaries include a banking operation in Europe and a small captive insurance operation.

COMPARATIVE SEGMENT AND GEOGRAPHIC DATA

    Comparative segment and geographic data for the three years ended December 31, 1994 are set forth on pages 35 and 36, and in the Note "Financial Subsidiaries" on page 42 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1994 and are incorporated herein by reference.

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

    The United States pharmaceutical marketplace has in recent years experienced intensified price competition, brought about by a range of market forces, including: new product development, increased generic competition, growth of managed care organizations and legislation requiring pharmaceutical companies to provide rebates and discounts to government purchasers. Similar competitive forces, in varying degrees, have also been present in various other countries in which the Company operates.

    Prescription pharmaceutical and hospital products, both in the United States and abroad, are promoted directly to physicians, as well as to a variety of managed care organizations. Pharmaceutical products are distributed in large part to wholesale and retail outlets, hospitals, clinics and managed care organizations. Hospital products are generally sold directly to medical institutions and, in some cases, through distributors and surgical supply dealers.

    PHARMACEUTICALS

    The Company's worldwide pharmaceutical products are comprised primarily of drugs which fall into the following major therapeutic classes: cardiovascular agents, anti-infectives, central nervous system agents, anti-inflammatories and anti-diabetes agents. In 1994, pharmaceuticals made up 70% of the Company's consolidated net sales, an increase from 69% in 1993 and 63% in 1992. Increases in both United States and international pharmaceutical revenues in 1994 were principally the result of strong sales of products launched in the 1990s, including Norvasc (amlodipine besylate), Cardura (doxazosin mesylate), Diflucan (fluconazole), Zithromax (azithromycin) and Zoloft (sertraline).

    Cardiovascular products are the Company's largest therapeutic product line accounting for 29% of the Company's consolidated 1994 net sales, an increase from 27% in 1993 and 23% in 1992. These products realized sales growth of 20% in 1994, including an 85% increase in sales of Norvasc, an intrinsically once-a-day calcium channel blocker for hypertension and angina, as well as a 27% increase in sales of Cardura, an alpha blocker for hypertension. A supplemental New Drug Application for the use of Cardura in the treatment of benign prostatic hyperplasia ("BPH") was approved by the United States Food and Drug Administration ("FDA") in February 1995. Sales of Procardia XL (nifedipine
GITS), a once-a-day calcium channel blocker for hypertension and angina, increased by less than 1% in 1994. The Company's U.S. cardiovascular sales grew 12% and international sales of cardiovascular agents rose 38% in 1994.

    Worldwide anti-infective sales increased 7% in 1994 on the strength of Diflucan and Zithromax. U.S. anti-infective sales grew 14% while international sales rose by 3%. Diflucan, an antifungal agent, is indicated for use in a variety of fungal infections including certain types which afflict AIDS and immunosuppressed cancer patients. The product also received U.S. approval for the indication of vaginal candidiasis in 1994. Diflucan posted a sales increase of 14% in 1994 and Zithromax, an oral antibiotic, posted a sales increase of 43%. Total anti-infective sales accounted for 21% of the Company's consolidated 1994 net sales, compared to 22% in 1993 and 20% in 1992.

    Sales of Pfizer's central nervous system agents rose 46% in 1994, reflecting increased sales of Zoloft, an anti-depressant introduced in the U.S. in 1992. Central nervous system agents grew to 13% of 1994 net pharmaceutical sales and 9% of the Company's consolidated 1994 net sales.

    The Company's anti-inflammatory agents, including Feldene (piroxicam), accounted for less than 10% of the Company's consolidated 1994 net sales.

    The Company's anti-diabetes agents, including Glucotrol (glipizide) and Glucotrol XL (glipizide GITS), a sustained release anti-diabetic approved in the U.S. in 1994, accounted for less than 10% of the Company's consolidated 1994 net sales.

    The Company currently is seeking approval by the FDA for the following products for the indications listed:

     PRODUCT                                                   INDICATION(S)
     -----------------------------------     --------------------------------------------------
     Cetirizine (launched in Canada in
      1991 under the name Reactine;
      received "approvable" letter from
      the FDA in February 1995 for
      cetirizine as an antihistamine)...     Low-sedating antihistamine; Pediatric
     Enable (tenidap) (known as Enablex
      outside the United States)........     Osteo- and rheumatoid arthritis
     Unasyn (sulbactam/ampicillin)......     Injectable antibiotic-pediatric
     Zithromax (received "approvable"
      letter from the FDA in January
      1995 for pediatric indications)...     Oral antibiotic-pediatric; sexually transmitted
                                              diseases
     Zoloft.............................     Obsessive-compulsive disorder ("OCD")

    In addition, the Company has marketing rights in the United States and Japan to XOMA Corporation, Inc.'s E5, a monoclonal antibody for the treatment of gram negative sepsis, which is undergoing FDA regulatory review.

    To date, Diflucan has been launched in 62 countries and regulatory approvals have been obtained in 16 additional countries. Norvasc has been launched in 74 countries and approvals have been obtained in 14 additional countries. Cardura has been launched in 23 countries and approvals have been obtained in 35 additional countries. In addition, Cardura for BPH has been approved in five countries. Zithromax has been launched in 38 countries and approvals have been obtained in 24 additional countries. Zoloft has been launched in 31 countries for depression. Approvals have been obtained in an additional 16 countries. Applications for regulatory approval for the OCD indication have been made worldwide and approvals have been obtained in four additional countries, although it has not yet been launched in these countries. In addition to the United States, where regulatory approval is being sought for both the osteo- and rheumatoid arthritis indications, regulatory approvals for Enablex capsules for rheumatoid arthritis have been applied for in 29 countries and have been obtained in two countries. No launches of Enablex have yet taken place.

    HOSPITAL PRODUCTS

    The Company's Hospital Products Group consists of two divisions -- Howmedica and Medical Devices. Howmedica manufactures and markets orthopedic implants. Medical Devices consists of three core businesses -- Valleylab, Schneider, and American Medical Systems and two smaller businesses -- Strato/Infusaid and Biomedical Sensors.

    Howmedica's reconstructive hip, knee and bone cement products are used to replace joints which have deteriorated as a result of disease or injury. Major product lines are P.C.A. Hips, ABG Hips, Duracon Knees and Simplex Bone Cement. Howmedica's trauma products are used by orthopedic surgeons to aid in trauma surgery and in setting fractures and include the Gamma Nail, Luhr System and Alta System.

    Schneider, an international leader in angioplasty catheters, is also a market leader in vascular and non-vascular stent applications. In March 1995, the Company acquired NAMIC U.S.A. Corporation ("NAMIC"), a Company that designs, manufactures and markets a broad range of single-patient use medical products, primarily for use in the diagnosis of atherosclerotic cardiovascular disease. NAMIC's product lines complement those of Schneider and are expected to expand the opportunities for this business. Valleylab is a worldwide leader in electrosurgical devices. Valleylab continues to invest in new product lines to enhance patient and physician safety. American Medical Systems is a leader in impotence and incontinence implants. Its major product development activities in 1994 were focused on new therapies for the treatment of BPH and urological strictures.

    The merger and the consolidation of operations of Strato Medical Corporation, a supplier of implantable vascular access ports, and Infusaid, an innovator of implantable infusion pumps, were completed in 1994. The combined operation will focus on advanced drug delivery systems. Biomedical Sensors grew in 1994 reflecting the full year launch of the Paratrend 7 intravascular continuous blood gas monitoring system, incorporating both electrochemical and fiberoptic technology.

ANIMAL HEALTH

    The Company's Animal Health Group discovers, develops, manufactures and sells animal health products for the prevention and treatment of diseases in livestock, poultry and other animals. The principal products are: Dectomax (doramectin), the Company's new antiparasitic which was first launched in 1993 and is now available in much of Latin America, South Africa and the United Kingdom; Terramycin LA-200 (oxytetracycline) (marketed as TM/LA outside of North America), a broad-spectrum injectable antibiotic; the Banminth (pyrantel tartrate), Nemex (pyrantel pamoate) and Paratect (morantel tartrate) anthelmintics; Coxistac and Posistac (salinomycin) anticoccidials primarily for poultry; Terramycin (oxytetracycline), a broad-spectrum antibiotic used for a variety of animal diseases;  Mecadox (carbadox),  an antibacterial  for pigs;  and  Advocin
(danofloxacin), the Company's new antibacterial for treating respiratory diseases in livestock and poultry. Aviax (semduramicin), a potent, broad-spectrum ionophore anticoccidial used to prevent coccidiosis in poultry, is to be launched in 1995. Aviax is currently under regulatory review in many countries, with approvals already received in a number of countries, including the United States and Japan. In 1995, the Animal Health Group plans a total of 49 new market launches of Dectomax, Advocin and Aviax.

    Animal health and nutrition products are sold through drug wholesalers, distributors, retail outlets and directly to users, including feed manufacturers, animal producers and veterinarians. Methods of competition with respect to animal health products vary somewhat but include product innovation, service, price, quality and effective transfer of technological advances to the market through advertising and promotion.

    In January 1995, the Company acquired the SmithKline Beecham Animal Health ("SBAH") business. SBAH is a world leader in animal vaccines and companion animal health products, which complement the Company's existing animal health business in terms of product, species and regional sales coverage. SBAH's principal products are Stafac (virginiamycin), a feed additive anti-infective for poultry, cattle and swine; Valbazen (albendazole), a bovine parasiticide; Filaribits (diethylcarbamazine citrate), a pet parasiticide; and a variety of vaccines including BoviShield, Leukocell, RespiSure and Vanguard.

    A substantial number of other companies manufacture and sell one or more similar products for animal health use. There are hundreds of producers of animal health products throughout the world. The Company is a significant manufacturer of injectable antibiotics, anthelmintics and anticoccidial products for food animals. With the acquisition of SBAH, the Company became a significant manufacturer of biologicals and pet products as well.

CONSUMER HEALTH CARE

    The Company's Consumer Health Care Group's products include proprietary health items, baby care products and toiletries, Plax pre-brushing dental rinse, and a number of products sold only in selected international markets, including Vanart hair care products in Mexico and Migraleve over-the-counter ("OTC") migraine medication and the TCP line of antiseptic and germicidal products marketed primarily in the United Kingdom.

    Among the better-known OTC brands manufactured and marketed by Consumer Health Care are Visine (tetrahydrozoline HCl) eyedrops, Ben-Gay topical analgesics, Desitin diaper rash ointments, Unisom (doxylamine succinate) sleep aids, Plax pre-brushing dental rinse, Rid anti-lice products and Barbasol shave creams and gels. Line extensions introduced in recent years include: Unisom SleepGels, soft liquid-filled gels with a maximum-strength sleep aid formula, Daily Care from Desitin, a lotion for the prevention of diaper rash and new formulations of Rid and Plax.

    Many other OTC companies, large and small, manufacture and sell one or more similar consumer products. The Company is a significant competitor in this extensive OTC market, and its principal methods of competition include product quality, product innovation, customer satisfaction, broad distribution capabilities, significant advertising and promotion and price. In general, the winning and retaining of consumer acceptance of the Company's consumer products involve heavy expenditures for advertising, promotion and marketing.

FOOD SCIENCE

    The Company's Food Science Group serves the global food processing industry with innovative food ingredients to meet worldwide trends toward convenient and healthful foods. Specialty ingredients with quality parameters of appeal, taste and freshness, coupled with Food Science's technical, application and discovery skills, serve the needs of the worldwide food industry. Food Science's longer-term goals are linked to the Company's healthcare strategies by targeting a new generation of food ingredients to allow better health maintenance through diet.

    Food Science's specialty ingredients include: "lite" food ingredients such as Litesse (polydextrose); flavors (veltols); food protectants (erythorbates); and brewery ingredients. Currently under development are products for calorie control utilizing bulking agents; products for fat replacement and reduced calorie intake from fats; high temperature fat substitutes; intense sweeteners; food protectants; and flavors. In October 1994, Food Science acquired certain assets of Flavor Technology Inc., a company that specializes in the design, customization and manufacture of proprietary flavorings.

    The Food Science business competes with other organizations for sales of most of its ingredients as well as substitute products. Some of these organizations produce and sell products that are either identical to, or serve the same function as, ingredients marketed by Food Science. The number of competitors varies with each particular ingredient. Methods of competition vary by ingredient but include innovation and quality, prompt delivery, ability to meet exacting specifications, technical service and cost.

FINANCIAL SUBSIDIARIES

    In 1992, the Company completed the transfer of its international banking operations from Puerto Rico to the Republic of Ireland. This subsidiary, Pfizer International Bank Europe (PIBE), operates under a full banking license from the Central Bank of Ireland. This reorganization and transfer was made in anticipation of the integration and unification of the European Union's financial markets. PIBE makes loans and accepts deposits in U.S. dollars in international markets and is an active Euromarket lender with a portfolio of loans, floating rate notes and Euronotes of high quality corporations and sovereigns. Loans are made primarily on a short- and medium-term basis, with floating interest rates.

    The Company's insurance operation, The Kodiak Company Limited, reinsures certain assets, inland transport and marine cargo of Pfizer subsidiaries.

INTERNATIONAL OPERATIONS

    Outside the United States, the Company has significant operations, both direct and through distributors that, in general, parallel its United States businesses. The Company's international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation and other restrictive government actions such as capital regulations. In addition, changes in the values of currencies take place from time to time and can be either favorable or unfavorable to the net income and net assets of the Company. It is impossible to predict future changes in foreign exchange values or the effect they will have on the Company. The Company actively manages its foreign exchange risk through routine transactional hedging programs. In addition, from time to time, the Company engages in hedging programs designed to protect selected balance sheet positions and future cash flow exposures. Further information with respect to the financial instruments used to carry out these hedging programs is incorporated by reference to the note entitled "Financial Instruments and Concentrations of Credit Risk" found on pages 42 and 43 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

TAX MATTERS

    For tax years beginning after December 31, 1993, the Omnibus Budget Reconciliation Act of 1993 ("OBRA") reduced by 40% the benefits accruing to the Company under Section 936 of the Internal

Revenue Code (the "Puerto Rico tax credit"). Such tax benefits will decline an additional 5% per year through 1998. For tax years beginning after December 31, 1997, the Puerto Rico tax credit will be fixed at 40% of the level allowed prior to the enactment of OBRA.

    The Internal Revenue Service ("IRS") is currently auditing the years 1987 through 1989. In October 1994, the Company received a Notice of Proposed Adjustments from the IRS. The proposed adjustments relate primarily to the tax accounting treatment of certain swaps and related transactions undertaken by the Company in 1987 and 1988. These transactions resulted in the receipt of cash in those years, which the Company duly reported as income for tax purposes. In 1989 (in Notice 89-21), the IRS announced that it believed cash received in certain swap transactions should be reported as income for tax purposes over the life of the swaps, rather than when received. In the case of the Company, this would cause some of the income to be reported in years subject to the Tax Reform Act of 1986. The IRS proposed adjustment involves approximately $72 million in federal taxes for the years 1987 through 1989, plus interest. If the proposed adjustment is carried through to the maturity of the transactions in 1992, an additional tax deficiency of approximately $86 million, plus interest, would result. The Company disagrees with the proposed adjustment and continues to believe that its tax accounting treatment for the transactions in question was proper.

    While it is impossible to determine the final disposition, the Company is of the opinion that the ultimate resolution of this matter should not have a material adverse effect on the financial position or the results of operations of the Company.

    The Company has satisfactorily resolved all issues with the Internal Revenue Service for the years through 1986. The Company believes that its accrued tax liabilities are adequate for all open years.

PATENTS AND RESEARCH

    The Company owns or is licensed under a number of patents relating to its products and manufacturing processes which, in the aggregate, are believed to be of material importance in its business. Based on current product sales, and in view of the vigorous competition with products sold by others, the Company does not consider any single patent or related group of patents to be significant in relation to the enterprise as a whole, except for the Procardia XL, Zithromax, Diflucan, Zoloft and Norvasc patents. Procardia XL employs a novel drug delivery system developed and patented by Alza Corporation. The Company holds an exclusive license to use this delivery system with nifedipine until 2003. Zithromax is a novel, broad spectrum macrolide antibiotic patented by Pliva and exclusively licensed to the Company for sales and marketing in all major countries of the world. The U.S. product patent on Zithromax (azithromycin) expires in 2005. The Company holds patents relating to Diflucan, Zoloft, and Norvasc.

    The Company spent in excess of $1.1 billion in 1994, $974 million in 1993, and $863 million in 1992 on Company-sponsored research and development throughout the world. In 1995, the Company plans to spend approximately $1.4 billion on research and development. In 1991, the Company also established Pfizer Research and Development Company (PRDCO) in Ireland. In 1992, the Company provided PRDCO with an initial capitalization of approximately $1 billion to enable PRDCO to engage in research and development through a cost-sharing arrangement with Pfizer Ltd. (a Pfizer U.K. subsidiary) in exchange for PRDCO's receiving a portion of property rights relating to the development of specific products.

    Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to the Company's success in all areas of its business.

EMPLOYEES

    Approximately 40,800 persons were employed by the Company, as of December 31, 1994, throughout the world as follows: United States, 15,700; Europe, 11,600; Asia, 7,500; Canada/Latin America, 4,500; and Africa/Middle East, 1,500. The Company has a good relationship with its employees.

REGULATION

    Most of the Company's businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted. Such regulation in the United States involves a more complex product approval process than in many other countries and therefore often results in later marketing clearances and a corresponding increase in the expense of introducing new products in the United States. In many international markets, prices of pharmaceuticals are controlled by the government.

    The 1990 Omnibus Budget Reconciliation Act requires pharmaceutical companies to extend rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. The Veterans Health Care Act, passed in 1992, requires manufacturers to provide discounts on purchases of pharmaceutical products by the Department of Veterans Affairs (DVA) and by certain entities funded by the Public Health Service. The Company's net sales in 1994 were reduced by Medicaid rebates and rebates under related state programs which amounted to $74 million. In addition, in 1994, Pfizer provided $56 million in discounts to the federal government, primarily to the DVA and the Department of Defense, for drugs purchased in accordance with the Veterans Health Care Act.

    In 1990, the FDA announced a call for data for ingredients contained in products bearing anti-plaque and related claims. The call for data is part of the FDA's ongoing review, begun in 1972, of over-the-counter drug products. The FDA is taking this administrative approach to evaluate the safety and efficacy of anti-plaque products and has not proceeded further with regard to 1989 regulatory letters it issued to the Company and several other manufacturers of products bearing anti-plaque claims. The Company submitted its response to the call for data relating to Plax, its pre-brushing dental rinse, on June 17, 1991. This filing, as well as filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Panel.

    On January 1, 1995, the new European Medicines Evaluation Agency ("EMEA") instituted a new drug-approval process for the member states of the European Union ("EU"). The EMEA provides two new drug-approval procedures. A "centralized procedure" allows for a single central approval that is valid in all EU states. A "decentralized procedure" provides for approval in all EU states through recognition of a first approval in one member state. The centralized procedure must be used for all biotechnology products (including products derived from recombinant DNA technology, hybridoma and monoclonal antibody methods) and is available at the applicant's option for other products. While it is envisioned that it will take several years for EMEA to be fully operational, it is expected that a harmonized, centralized regulatory agency in Europe would offer benefits to the human and veterinary drug industries.

    During 1994, Congress continued debate on reform of the U.S. health care system. While numerous health care reform bills were introduced, including the Administration's "Health Security Act," Congress was unable to reach consensus on an approach to health care reform. Health care has been identified by the current Republican Congressional majority as a long-term priority item. The focus in Congress on balancing the Federal budget may have a more immediate impact on health care, however, if the Medicare and Medicaid programs are targeted for significant cuts. Medicaid managed care systems driven by budget concerns are already under consideration in several states. If the Medicare and Medicaid programs implement managed care systems that severely restrict the access of program participants to innovative new medicines, this could have a significant adverse effect on the Company.

RAW MATERIALS AND ENERGY

    Raw materials essential to the business of the Company and its subsidiaries are generally obtainable from multiple sources. The Company did not experience any significant restrictions on availability of raw materials or supplies during the last year and none is expected in 1995. Energy was available to the Company in sufficient quantities to meet Company requirements and this condition is expected to continue in 1995.

ENVIRONMENT

    Certain of the Company's operations are affected by Federal, State and local laws and regulations relating to environmental quality. The Company has made and intends to continue to make the necessary expenditures for environmental protection. Compliance with such laws and regulations is not expected to have a material adverse effect on the financial position or the results of operations of the Company.

                                                     UNITED STATES      ALL OTHER     TOTAL
                                                    ----------------   -----------   --------
                                                              (MILLIONS OF DOLLARS)
Environment-related capital expenditures:
  1994 Actual.....................................         $ 41.1         $13.7      $54.8
  1995 Estimated..................................           56.8           4.6       61.4
  1996 Estimated..................................           65.8           1.4       67.2
Other environmental-related expenses:
  1994 Actual.....................................           34.7          11.6       46.3
  1995 Estimated..................................           37.9          13.9       51.8

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

    Principal products produced at Groton are bulk pharmaceuticals, specialty chemicals and food ingredients. Since acquiring the plant in 1946, the Company has made major improvements, including construction of production facilities, a powerhouse and generating equipment and a large research complex adjacent to the plant. In 1992, major improvements to plant facilities were initiated, including a process effluent and waste water treatment facility and a major pharmaceutical capacity replacement project. Both projects are expected to be completed by 1996. In the research complex, construction of significant new buildings is continuing, with major enlargement (116,000 square feet) of the pharmaceutical research and development facilities. These improvements are also scheduled for completion by 1996. Construction was completed in 1993 on several research expansions including a 156,000-square-foot drug-safety building addition, a 30,000-square-foot central-utilities building, and a 442,000-square-foot parking facility.

    Brooklyn Plant -- The Company's site in Brooklyn, New York, is on approximately 17 acres, including a number of buildings containing approximately 888,000 square feet of floor space. The primary operations, pharmaceutical dosage-form manufacturing and packaging, are housed in an eight-story production facility containing 545,000 square feet.

    Vigo Plant and Research Facility -- These facilities, located in Vigo County near Terre Haute, Indiana, are on a site of approximately 2,100 acres owned in fee and consist of a number of buildings of one to five stories containing approximately 740,000 square feet of floor space. Principal products produced at this plant are pharmaceutical products, bulk antibiotics, polydextrose and chymosin. Animal health research is also performed on this site.

    Barceloneta Plant -- Pfizer Pharmaceuticals Inc. is located on an 89-acre property owned by the Company at Barceloneta, Puerto Rico. An additional 151 acres of land adjacent to this property were purchased in 1991 for future utilization. Acquisition of an adjacent 9-acre site was recently approved. The facilities contain four major manufacturing buildings (of two to four floors) and twelve support buildings with a total approximate area of 403,000 square feet of floor space; and ten additional facilities (tank farms, electrical substations, cooling towers, etc.) with an approximate area of 81,000 square feet, for a total plant facilities area of approximately 484,000 square feet. The plant houses organic synthesis manufacturing, pharmaceutical dosage-form manufacturing and packaging facilities and the required service areas, such as bulk and drum liquid storage, laboratories, utilities, engineering shops, employee services and administration.

    Other U.S. Locations -- The Company also operates 15 other production facilities in the United States and has five regional sales and distribution centers in various parts of the country which are owned in fee.

    The Company's world headquarters is located at 235 East 42nd Street, New York, NY. The Company owns this 33-story office building which contains approximately 650,000 square feet. The building stands on slightly less than one acre of land which is leased under an agreement expiring in 2057. In 1983, the Company purchased a nine-story office building located at 219 East 42nd Street, containing approximately 263,400 square feet which is immediately adjacent to the Company's headquarters. The Company also leases additional office space in New York City consisting of approximately 111,000 square feet.

    Outside the United States -- The Company's major manufacturing facilities outside the United States are located in Australia, Belgium, Brazil, France, Germany, Great Britain, India, Ireland, Italy, Japan, Mexico and Spain. The plants in these twelve countries have an aggregate of over two million square feet of floor space. Other plants are located in over 17 additional countries located in various parts of the world.

    Sandwich -- A large medicinal and animal health research unit is located in Sandwich, England, where an 82,000-square-foot clinical-sciences building became operational in 1993 and a 99,000-square-foot animal-sciences building became operational in early 1994. Construction is in progress on a 97,000-square-foot pharmaceutical sciences building due for occupancy in 1996 and also on a 120,000-square-foot administration and services building which is scheduled for completion in early 1995. An effluent treatment plant is also under construction at this location.

    Ringaskiddy -- The Ringaskiddy facility in Ireland comprises three important bulk organic synthesis manufacturing plants, two of which are now in full operation. The third has just been completed and is scheduled for startup in early 1995. Ringaskiddy manufactures the majority of bulk products required by the International Pharmaceuticals Group in its worldwide dosage-form operations. These manufacturing plants are computer controlled and among them provide considerable flexibility in supplying both the current and foreseeable requirements for the Group. Ringaskiddy's manufacturing operations are self-supported by a modern and efficient infrastructure, providing such services as utilities, quality assurance, environmental treatment systems and maintenance.

    Nagoya -- The Nagoya facility in Japan encompasses several significant individual operations in addition to its research function. Fermentation, bulk organic synthesis and dosage-form manufacturing are important to the supply of the Company's operations in Japan (the country with the second largest sales after the United States) as well as elsewhere in the world. Various facilities on the site are computer controlled and, similar to Ringaskiddy, the manufacturing operations are self-supported by utility services, quality assurance, environmental treatment systems and maintenance functions.

    In addition to the facilities outlined above, research laboratories also exist in France and Germany.

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

    As previously disclosed, numerous claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60(degree) or 70(degree) Shiley Convexo-Concave (C/C) heart valves, or anxiety that properly functioning implanted valves might fracture in the future or, in a few cases, personal injury from a prophylactic replacement of a functioning valve.

    In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley et al., a case brought in the United States District Court for the Southern District of Ohio that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 20, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 8, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 4, 1994. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, eight have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

    The   Company's  operations  are   subject  to  federal,   state  and  local
environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state superfund laws. Such designations are made regardless of the extent of the Company's involvement. There are also claims that the Company is a potentially responsible party or participant with respect to several waste sites in Canada. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state and local laws.

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

    On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products, but who have not yet filed a personal injury action against the 20 members of the CCR. The settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over 10 years. In addition, the shares allocated to the CCR members eliminate joint and several liability. The court has determined that the settlement is fair and reasonable. Subsequently, the court entered an injunction enforcing its determination. An appeal from that injunction is pending in the United States Court of Appeals for the Third Circuit.

    Concurrently with the filing of the future claims class action, the CCR settled approximately 16,360 personal injury cases on behalf of Pfizer and Quigley. It is the CCR's intention to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of cases as of December 31, 1994 is 14,543 asbestos cases against Quigley, 5,643 asbestos cases against Pfizer Inc. and 147 talc cases against Pfizer Inc.

    Costs incurred by the Company in defending the asbestos personal injury claims and the property damage claims, as well as settlements and damage awards in connection therewith, are largely insured against under policies issued by several primary insurance carriers and a number of excess carriers. The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage claims, will be largely covered by insurance policies issued by carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. In connection with the future claims settlement, the defendants have commenced a third-party action against their respective excess insurance carriers that have not agreed to provide coverage seeking a declaratory judgment that (a) the future claims settlement is fair and reasonable as to the carriers;
(b) the carriers had adequate notice of the future claims class settlement;  and
(c) the carriers are obligated to provide coverage for asbestos personal injury claims. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

    In connection with the divestiture of Minerals Technologies Inc. (MTI), to which the net assets of the Pfizer Minerals and the Quigley businesses were transferred, Pfizer and Quigley agreed to indemnify MTI against any liability with respect to products manufactured and sold prior to October 30, 1992, as well as against liability for certain environmental matters.

    The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits brought by retail pharmacy companies in federal and state courts. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs), as well as additional actions by approximately 1,900 individual retail pharmacies (the "individual actions"). These cases, all of which have been or are in the process of being transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers have violated the Sherman Act in that they have unlawfully agreed with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to managed care companies, mail order pharmacies and certain other institutional purchasers. In addition, the individual actions also allege violations of the Robinson-Patman Act in that the manufacturers allegedly have unlawfully discriminated against retail pharmacy companies by not extending them such discounts.

    The federal court has certified a class consisting of all persons or entities who, since October 15, 1989, bought prescription brand name drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. The federal court had denied a motion for certification made by a purported class of Alabama consumers (in a case that was originally filed in state court, then removed to federal court). In the state cases, motions for class certification are anticipated, except in one Alabama action still in state court, where plaintiffs have stated that they intend to amend their complaint to withdraw their class allegations.

    The Company believes that these cases are without merit and is vigorously defending them.

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

    On January 28, 1993, a purported class action entitled Kearse v. Pfizer Inc. and Howmedica Inc. was commenced in the United States District Court for the Northern District of Ohio. Howmedica Inc. ("Howmedica") is a wholly owned subsidiary of the Company. The action sought monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleged that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. On August 3, 1993, a virtually identical purported class action, Bradshaw/Davids v. Pfizer Inc. and Howmedica Inc., was brought and the Kearse case was subsequently voluntarily dismissed. The district court has denied the plaintiffs' motion to certify the case as a class action. The Company believes that the suit is without merit and is vigorously defending it.

    During 1994, seven purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina (later transferred to Minnesota), California, Minnesota (2), Indiana, Ohio and Louisiana. In January 1995, an additional purported class action was filed in state court in Louisiana, replicating the federal suit. The California and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994, the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit conditionally granted plaintiffs' motion for class certification and on March 3, 1995, the Court in the California suit denied plaintiffs' motion for class certification. The Company believes the suits are without merit and is vigorously defending them.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Information required by this item is incorporated by reference to the "Quarterly Consolidated Statement of Income (Unaudited)" found on page 53 and to page 58 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED STATEMENT OF INCOME DATA

                                                                 YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                             1994          1993            1992           1991          1990
                                          -----------  -------------  --------------  -------------  ----------
                                                      (MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
Net sales...............................  $   8,281.3  $  7,477.7     $  7,230.2      $  6,950.0     $  6,406.0
                                          -----------  -------------  --------------  -------------  ----------
                                          -----------  -------------  --------------  -------------  ----------
Income before cumulative effect of
 accounting changes.....................  $   1,298.4  $    657.5(a)  $  1,093.5(b)   $    722.1(d)  $    801.2
Cumulative effect of accounting
 changes................................      --            --            (282.6)(c)       --            --
                                          -----------  -------------  --------------  -------------  ----------
Net income..............................  $   1,298.4  $    657.5(a)  $    810.9(b)   $    722.1(d)  $    801.2
                                          -----------  -------------  --------------  -------------  ----------
                                          -----------  -------------  --------------  -------------  ----------
Earnings per common share (e):
Income before cumulative effect of
 accounting changes.....................  $      4.19  $     2.05     $     3.25      $     2.13     $     2.38
Cumulative effect of accounting
 changes................................      --            --              (.84)(c)       --            --
                                          -----------  -------------  --------------  -------------  ----------
Net income..............................  $      4.19  $     2.05     $     2.41      $     2.13     $     2.38
                                          -----------  -------------  --------------  -------------  ----------
                                          -----------  -------------  --------------  -------------  ----------
Cash dividends paid per common share
 (e)....................................  $      1.88  $     1.68     $     1.48      $     1.32     $     1.20
                                          -----------  -------------  --------------  -------------  ----------
                                          -----------  -------------  --------------  -------------  ----------

SELECTED CONSOLIDATED BALANCE SHEET DATA

                                                                      DECEMBER 31,
                                          ---------------------------------------------------------------------
                                             1994          1993            1992           1991          1990
                                          -----------  -------------  --------------  -------------  ----------
                                                                  (MILLIONS OF DOLLARS)
Total assets............................  $  11,098.5  $  9,330.9     $  9,590.1      $  9,634.6     $  9,052.0
                                          -----------  -------------  --------------  -------------  ----------
                                          -----------  -------------  --------------  -------------  ----------
Long-term debt..........................  $     604.2  $    570.5     $    571.3      $    396.6     $    193.3
                                          -----------  -------------  --------------  -------------  ----------
                                          -----------  -------------  --------------  -------------  ----------

------------------------
(a) Includes pre-tax charges of $690.2 million for restructuring programs, $121.7 million of unusual items relating to the write-down of goodwill and a pre-tax gain of $59.9 million on the sale of a business.
(b) Includes a pre-tax gain of $258.6 million representing the gain on the sale of certain businesses and pre-tax charges of $204.6 million for restructuring, consolidating and streamlining. In addition, it includes pre-tax curtailment gains of $56.5 million associated with postretirement benefits of divested operations.
(c) Represents a pre-tax charge of $520.5 million ($312.6 million after-tax or $.93 per share) for the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and a credit of $30.0 million ($.09 per share) for the cumulative effect of adopting SFAS No. 109, Accounting for Income Taxes.
(d) Includes an after-tax special charge of $195.0 million for potential future Shiley C/C heart valve fracture claims.
(e) In 1991, the Company effected a two-for-one stock split of its common stock. The year ended December 31, 1990 has been restated to reflect this stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this item is incorporated by reference to the "Financial Review" on pages 26 through 33 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item is incorporated by reference to the "Independent Auditors' Report" found on page 34 and to pages 35 through 53 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with regard to the Directors of the Company, including those of the following Executive Officers who are Directors, is incorporated by reference to pages 3 through 7 of the Company's Proxy Statement dated March 16, 1995.

    The Board of Directors elects officers at its first meeting after each annual meeting of shareholders. The Board may also elect officers from time to time throughout the year. Elected officers of the Company hold office until their successors are chosen or until their earlier death, resignation or removal.

                                     AGE AS OF THE DATE OF THE
                                     COMPANY'S ANNUAL MEETING                     POSITIONS AND OFFICES
NAME                                      APRIL 27, 1995                       WITH COMPANY PRESENTLY HELD
---------------------------------  -----------------------------  ------------------------------------------------------
Brian W. Barrett.................                   55            Vice President; President, Northern Asia, Australasia
                                                                   and Canada -- International Pharmaceuticals Group
Edward C. Bessey.................                   60            Vice Chairman; President -- U.S. Pharmaceuticals
                                                                   Group; Director; Member of the Corporate Management
                                                                   Committee
M. Kenneth Bowler................                   52            Vice President -- Federal Government Relations
C. L. Clemente...................                   57            Senior Vice President -- Corporate Affairs; Secretary
                                                                   and Corporate Counsel; Member of the Corporate
                                                                   Management Committee
Bruce R. Ellig...................                   58            Vice President -- Personnel
Donald F. Farley.................                   52            Vice President; President -- Food Science Group
David M. Fitzgerald..............                   61            Vice President; Executive Vice President -- Hospital
                                                                   Products Group, and President, Howmedica Division
George A. Forcier................                   56            Vice President -- Quality Control
P. Nigel Gray....................                   56            Vice President; Executive Vice President -- Hospital
                                                                   Products Group, and President, Medical Devices
                                                                   Division

                                     AGE AS OF THE DATE OF THE
                                     COMPANY'S ANNUAL MEETING                     POSITIONS AND OFFICES
NAME                                      APRIL 27, 1995                       WITH COMPANY PRESENTLY HELD
---------------------------------  -----------------------------  ------------------------------------------------------
William E. Harvey................                   64            Vice President; Treasurer (Retired on December 31,
                                                                   1994)
Gary N. Jortner..................                   50            Vice President; Group Vice President, Disease
                                                                   Management -- U.S. Pharmaceuticals Group
Karen L. Katen...................                   46            Vice President; Executive Vice President -- U.S.
                                                                   Pharmaceuticals Group
Alan G. Levin....................                   33            Treasurer
Henry A. McKinnell...............                   52            Executive Vice President and Chief Financial Officer;
                                                                   President -- Hospital Products Group; Member of the
                                                                   Corporate Management Committee
Brower A. Merriam................                   60            Vice President; President -- Animal Health Group
John C. Mesloh...................                   60            Vice President -- Corporate Purchasing
Victor P. Micati.................                   55            Vice President; President, Europe -- International
                                                                   Pharmaceuticals Group
Paul S. Miller...................                   56            Senior Vice President; General Counsel; Member of the
                                                                   Corporate Management Committee
George M. Milne, Jr..............                   51            Vice President; President -- Central Research
Robert Neimeth...................                   59            Executive Vice President; President -- International
                                                                   Pharmaceuticals Group; Member of the Corporate
                                                                   Management Committee
John F. Niblack..................                   56            Executive Vice President -- Research and Development;
                                                                   Member of the Corporate Management Committee
William J. Robison...............                   59            Vice President; President -- Consumer Health Care
                                                                   Group
Herbert V. Ryan..................                   58            Controller
Craig Saxton.....................                   52            Vice President; Executive Vice President -- Central
                                                                   Research
Gerald H. Schulze................                   47            Vice President -- Pharmaceutical Planning
Robert L. Shafer.................                   62            Vice President -- Public Affairs
David L. Shedlarz................                   47            Vice President -- Finance
William C. Steere, Jr............                   58            Chairman of the Board and Chief Executive Officer;
                                                                   Director; Member of the Corporate Management
                                                                   Committee
Frederick W. Telling.............                   43            Vice President -- Corporate Strategic Planning and
                                                                   Policy

                  BUSINESS EXPERIENCE OF NON-DIRECTOR OFFICERS

BRIAN W. BARRETT

    Mr. Barrett joined Pfizer Canada in 1966, where he served in various financial positions, including Chief Financial Officer of the Canadian subsidiary. In 1971, he was appointed Assistant Controller of Pfizer International in New York; in 1973, Director of International Planning and in 1976, Director of Planning. In 1980, Mr. Barrett was appointed Vice President -- Corporate Strategic Planning; in 1983, he became Vice President -- Finance for Pfizer International; in 1985, President -- Africa/ Middle East and in 1991, President -- Asia/Canada. In 1992, Mr. Barrett was elected Vice President of the Company. He assumed the responsibilities of his present position, President, Northern Asia, Australasia and Canada -- International Pharmaceuticals Group, in 1993.

M. KENNETH BOWLER

    Mr. Bowler joined the Company in 1989, and has been Vice President -- Federal Government Relations since 1990. He formerly served as Staff Director for the House Ways and Means Committee.

C. L. CLEMENTE

    Mr. Clemente joined the Company in 1964 and has served as Vice President; General Counsel and Secretary, Pfizer International, Inc. He has also held the position of Vice President of Coty, formerly Pfizer's fragrance and cosmetic division. In 1983, he was named Associate General Counsel of Pfizer Inc. In 1986, he was elected Vice President; General Counsel and Secretary of the Company. He became a member of the Corporate Management Committee of the Company in 1991. In 1992, he was elected Senior Vice President -- Corporate Affairs; Secretary and Corporate Counsel.

BRUCE R. ELLIG

    Mr. Ellig joined the Company in 1960. He progressed through a number of positions of increasing responsibility in the Corporate Personnel Division including Vice President -- Compensation and Benefits in 1978 and Vice President -- Employee Relations in 1983. In 1985, he was elected Vice President -- Personnel of the Company.

DONALD F. FARLEY

    Mr. Farley joined the Company in 1965 as Production Engineer for the Chemical Division. After serving in a number of positions of increasing responsibility within the Chemical Division, he was named its Vice President, Operations in 1982. In 1986 he became Senior Vice President of the Division, and in 1988, Executive Vice President -- Specialty Chemicals. In 1992, Mr. Farley was named President of the Food Science Group and in February 1993 was elected a Vice President of the Company.

DAVID M. FITZGERALD

    Mr. Fitzgerald joined the Company's Howmedica division in 1970 as Controller. In 1974, he was promoted to Corporate Controller of Howmedica. He served as Assistant General Manager and Vice President -- General Manager and in 1980 he assumed responsibility for Howmedica's worldwide orthopedics operations. In 1982, he was appointed Senior Vice President of Howmedica. In 1984, he became President of Howmedica and Senior Vice President of Hospital Products. In 1988, he became Executive Vice President of the Hospital Products Group. In 1992, Mr. Fitzgerald was elected Vice President of the Company.

GEORGE A. FORCIER

    Dr. Forcier joined the Company in 1966 as Analytical Research Chemist for the Company's Medical Research Laboratories. In 1970, he was named Project Leader, in 1979 Manager, and in 1981, Assistant Director of the Analytical Research Department. In 1986, he was named Director of the Analytical Research and Development Department and in 1991, he became Group Director. Dr. Forcier was elected Vice President -- Quality Control of the Company, effective January 1, 1994.

P. NIGEL GRAY

    Mr. Gray joined the Company in 1975 as Export Sales Manager for Howmedica U.K., Ltd. in England and progressed through a number of positions of increasing responsibility before being named Vice President, Marketing for Howmedica Europe in 1983. In 1987, Mr. Gray became Senior Vice President and General Manager of Howmedica International in Staines, England, then President of Howmedica International in 1992. In 1993, he came to New York as Executive Vice President of the Company's Hospital Products Division and President of the Medical Devices Division and in October 1994, he was elected a Vice President of the Company.

WILLIAM E. HARVEY

    Mr. Harvey joined the Company in 1966 as Assistant to the Treasurer of Pfizer International. In 1969, he was appointed Assistant Treasurer, International and in 1981, he became Assistant Treasurer of the Company. In 1990, Mr. Harvey was elected Vice President; Treasurer of the Company and served in this capacity until his retirement on December 31, 1994.

GARY N. JORTNER

    Mr. Jortner joined the Company in 1973 as a Systems Analyst for Pfizer Pharmaceuticals. In 1974, he transferred to product management and progressed through a series of promotions that resulted in his being named Group Product Manager for Pfizer Labs in 1978. In 1981, he became Vice President of Marketing for Pfizer Labs. In 1986, he was promoted to Vice President of Operations for Labs. In 1991, he was named Vice President and General Manager, Pfizer Labs Division. In 1992, Mr. Jortner was elected Vice President of the Company. In 1994, he was named Vice President; Group Vice President, Disease Management -- U.S. Pharmaceuticals Group.

KAREN L. KATEN

    Ms. Katen joined the Company in 1974 as a Marketing Associate for Pfizer Pharmaceuticals. Beginning in 1975, she progressed through a number of positions of increasing responsibility in the Roerig product management group which resulted in her being named Group Product Manager in 1978. In 1980, she transferred to Pfizer Labs as a Group Product Manager and later became Director, Product Management. In 1983, she returned to Roerig as Vice President -- Marketing. In 1986, she was named Vice President and General Manager -- Roerig Division. In 1992, she was elected Vice President of the Company. In May 1993, Ms. Katen became Executive Vice President of the U.S. Pharmaceuticals Group.

ALAN G. LEVIN

    Mr. Levin joined the Company in 1987 as Senior Operations Auditor for the Controllers Division, and in 1988 joined the Treasurer's Division as Controller, Pfizer International Bank. He became Director -- Finance, International in 1991 and in 1993 was named Senior Director -- Finance, Asia. On January 1, 1995, Mr. Levin was elected Treasurer of the Company.

HENRY A. MCKINNELL

    Dr. McKinnell joined the Company in 1971. In 1977, he became Vice President -- Area Manager for Pfizer Asia. In 1979, he became Executive Vice President and in 1981, President of Pfizer Asia. In 1984, Dr. McKinnell was named Vice President -- Corporate Strategic Planning and in 1986, he was elected a Vice President of the Company. In 1990, Dr. McKinnell became the Company's Chief Financial Officer and was named Vice President -- Finance of the Company. In 1992, he became a member of the Corporate Management Committee of the Company. In that same year, he became Executive Vice President of the Company and President of the Company's Hospital Products Group, in addition to remaining the Company's Chief Financial Officer.

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

VICTOR P. MICATI

    Mr. Micati joined the Company in 1965 as a Management Candidate for Pfizer Labs. Beginning in 1966, he progressed through a number of positions of increasing responsibility in the Pfizer Labs Division, which resulted in his being named Vice President -- Marketing in 1971. In 1972 he became Vice President of Pharmaceutical Development for International Pharmaceuticals. In 1980, he was named Executive Vice President of the European Management Center. He returned to the International Pharmaceutical Division in 1984 as Senior Vice President, and in 1990 was named President, Pfizer Europe. In 1992, Mr. Micati was elected Vice President of the Company.

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

GEORGE M. MILNE, JR.

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

ROBERT NEIMETH

    Mr. Neimeth joined the Company in 1962 as a management trainee, subsequently serving as Country Manager, Nigeria, as Vice President, Pharmaceutical Development in Asia, and then as President of Pfizer Asia from 1972 to 1977. He then served as Vice President and Director of Operations for Pfizer Labs in the U.S. In 1980 he became President, Pfizer Europe and, in 1983, Mr. Neimeth became a Vice President of the Company. In 1984, he was also elected Executive Vice President of Pfizer International Subsidiaries and assumed supervision of the pharmaceutical business in Africa and the Middle East, in addition to his responsibilities in Europe. In 1990, he was named President, Pfizer International Subsidiaries. In 1991, he became Chairman, President and Chief Executive Officer of Pfizer International. He also became a member of the Corporate Management Committee of the Company in 1991. In 1992, he was elected Executive Vice President of the Company, and President, International
Pharmaceuticals Group. In this capacity, Mr. Neimeth supervises the Company's International Pharmaceutical and worldwide Animal Health operations.

JOHN F. NIBLACK

    Dr. Niblack joined the Company in 1967 and held various management positions in new-drug discovery operations before being appointed in 1984 as Vice President, Medicinal Products Research and in 1986 as Executive Vice President, Central Research. In 1990, Dr. Niblack was named President -- Central Research and elected a Vice President of the Company. In September 1993, Dr. Niblack was elected Executive Vice President -- Research and Development, and became a member of the Corporate Management Committee of the Company.

WILLIAM J. ROBISON

    Mr. Robison joined the Company in 1961 as a Sales Representative for Pfizer Labs. After serving in a number of positions of increasing responsibility in the Labs division, he was appointed Vice President of Sales in 1980, and Senior Vice President, Pfizer Labs in 1986. In 1990 he was appointed Vice President and General Manager of Pratt Pharmaceuticals, and in 1992 assumed his present position as President of the Consumer Health Care Group. In 1992, Mr. Robison was also elected Vice President of the Company.

HERBERT V. RYAN

    Mr. Ryan joined the Company in 1962 as Supervisor, Capital Assets. In 1964 he was named Supervisor, Corporate Ledger and in 1966 became Director, Corporate Accounting. In 1981 he was appointed Assistant Controller, Corporate Accounting. In 1993, Mr. Ryan was elected Controller.

CRAIG SAXTON

    Dr. Saxton joined the Company in 1976 as Clinical Projects Director for the Central Research Division of Pfizer Ltd. in Sandwich, England. In 1981, he was named Senior Associate Medical Director for the International Division of Pfizer Inc., and in 1982 became the Division's Vice President, Medical Director. Dr. Saxton became Senior Vice President, Clinical Research and Development for the Central Research Division in 1988. In September 1993, he was named Executive Vice President -- Central Research and was elected a Vice President of the Company.

GERALD H. SCHULZE

    Mr. Schulze joined the Company in 1971 as a Medical Service Representative for Roerig. He served in a number of positions of increasing responsibility in the Pharmaceuticals and International divisions before being named Vice President -- Business Development for the Consumer Products division in 1985. In 1987, he was named Vice President -- Business Development for Hospital Products, and in 1988, became that division's Senior Vice President. In 1992, he was elected a Vice President of the Company and was named Executive Vice President for the Hospital Products Group and President of the Medical Devices Division. In November 1993, Mr. Schulze was elected Vice President, Corporate Strategic Planning of the Company. In October 1994, he was elected Vice President, Pharmaceutical Planning.

ROBERT L. SHAFER

    Mr. Shafer joined the Company in 1966 as Assistant to the Director of Government Relations. In 1967, he became Associate Director of Government Relations and in 1968, Director of Government Relations. In 1973, Mr. Shafer was elected a Vice President of the Company. In 1982, he was elected Vice President -- Public Affairs.

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

FREDERICK W. TELLING

    Dr. Telling joined the Company in 1977 as Associate Personnel Manager for the Pharmaceuticals Division and progressed through a number of positions of increasing responsibility before being named Director of Planning for the Pharmaceuticals Division in 1981. In 1987, he was named the Vice President of Planning and Policy, and in 1994, Senior Vice President of Planning and Policy for the Company's U.S. Pharmaceuticals Group. In October 1994, Dr. Telling was elected Vice President, Corporate Strategic Planning and Policy.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with regard to executive compensation is incorporated by reference to pages 8 through 19 of the Company's Proxy Statement dated March 16, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with regard to security ownership of certain beneficial owners and management is incorporated by reference to pages 2 through 7 of the Company's Proxy Statement dated March 16, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with regard to certain relationships and related transactions is incorporated by reference to pages 20 and 21 of the Company's Proxy Statement dated March 16, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following is a list of all Financial Statement Schedules and Exhibits filed as a part of this Annual Report.

    (a)(1)  Financial Statements

            See Part II

    (a)(2)  Financial Statement Schedule

                                                                        PAGE
                                                                        ----
Schedule II -- Valuation and Qualifying Accounts......................   26

    Schedules not listed above have been omitted for the reason that they are inapplicable or not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted on the basis that these subsidiaries, considered in the aggregate, would not constitute a significant subsidiary.

    (a)(3)  Exhibits

 3(i)      --         Restated  Certificate of  Incorporation of the  Company, as  of April 1991
                      (incorporated by reference to Exhibit  4(a) of Form S-8, Registration  No.
                      33-44053),  as corrected by the Certificate  of Correction of the Restated
                      Certificate of Incorporation of the Company (as filed in the Office of the
                      Secretary of State of  the State of  Delaware on January  3, 1995, and  as
                      filed herewith).
 3(ii)     --         By-laws  of  the  Company,  as  amended  June  23,  1994  (incorporated by reference to Exhibit 3(ii) of the Company's Form 8-K Current Report  dated
                      June 23, 1994).
10(a)      --         Executive Compensation Plans and Arrangements:

                      10.1  -- Form of Severance Agreement for Certain Executive Officers of the
                      Company.
                      10.2  --   Pfizer   Inc.  Performance-Contingent   Share   Award   Program
                      (incorporated  by reference  to Exhibit  4 of  Form S-8,  Registration No.
                      33-56977).
10(b)      --         Stock and Asset Purchase Agreement, dated as of November 23, 1994, between
                      SmithKline Beecham  plc  and  Pfizer Inc.,  as  amended  (incorporated  by reference  to Exhibit 2 of the Company's Form 8-K Report dated February 7,
                      1995).
11         --         Computation of Earnings Per  Common Share and  Fully Diluted Earnings  Per
                      Common Share.
12         --         Computation of Ratio of Earnings to Fixed Charges.
13(a)      --         Portions  of the Annual  Report of the  Company for the  fiscal year ended
                      December 31, 1994 which are expressly incorporated by reference herein.
13(b)      --         Copy of the  Annual Report of  the Pfizer Savings  and Investment Plan  on
                      Form 11-K for the fiscal year ended December 31, 1994.
13(c)      --         Copy  of the Annual Report  of the Pfizer Savings  and Investment Plan for
                      Employees Resident in Puerto Rico on  Form 11-K for the fiscal year  ended
                      December 31, 1994.
21         --         Subsidiaries of the Registrant.
23         --         Report  and consent of KPMG Peat Marwick LLP, independent certified public accountants.
27         --         Financial Data Schedule

    (b) The Company filed a report on Form 8-K dated December 13, 1994.

    Exhibits to the Form 10-K are available upon request at the charges set out below. Requests should be directed to C. L. Clemente, Secretary, Pfizer Inc., 235 East 42nd Street, New York, N.Y. 10017.

  Exhibit 13(b)...........  $    1.40
  Exhibit 13(c)...........       1.30
  Exhibit 21..............        .60

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pfizer Inc.
                                          (Registrant)

                                          By          /s/ C.L. CLEMENTE

                                             -----------------------------------
                                                        C.L. Clemente
                                                         (Secretary)

Dated: March 23, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   SIGNATURES                                        TITLE                            DATE
------------------------------------------------  -------------------------------------------  ------------------

              /s/ WILLIAM C. STEERE, JR.
     --------------------------------------       Chairman of the Board, Director (Principal     March 23, 1995
            William C. Steere, Jr.)                Executive Officer)

                /s/ HENRY A. MCKINNELL
     --------------------------------------       Executive Vice President (Principal            March 23, 1995
              (Henry A. McKinnell)                 Financial Officer)

                   /s/ HERBERT V. RYAN
     --------------------------------------       Controller (Principal Accounting Officer)      March 23, 1995
               (Herbert V. Ryan)

                  /s/ EDWARD C. BESSEY
     --------------------------------------       Director                                       March 23, 1995
               (Edward C. Bessey)

                  /s/ M. ANTHONY BURNS
     --------------------------------------       Director                                       March 23, 1995
               (M. Anthony Burns)

     --------------------------------------       Director                                       March   , 1995
              (Grace J. Fippinger)

                  /s/ GEORGE B. HARVEY
     --------------------------------------       Director                                       March 23, 1995
               (George B. Harvey)

                /s/ CONSTANCE J. HORNER
     --------------------------------------       Director                                       March 23, 1995
             (Constance J. Horner)

                   SIGNATURES                                        TITLE                            DATE
------------------------------------------------  -------------------------------------------  ------------------
               /s/ STANLEY O. IKENBERRY
     --------------------------------------       Director                                       March 23, 1995
             (Stanley O. Ikenberry)

                /s/ THOMAS G. LABRECQUE
     --------------------------------------       Director                                       March 23, 1995
             (Thomas G. Labrecque)

                    /s/ JAMES T. LYNN
     --------------------------------------       Director                                       March 23, 1995
                (James T. Lynn)

                    /s/ PAUL A. MARKS
     --------------------------------------       Director                                       March 23, 1995
                (Paul A. Marks)

               /s/ EDMUND T. PRATT, JR.
     --------------------------------------       Director                                       March 23, 1995
             (Edmund T. Pratt, Jr.)

                 /s/ FRANKLIN D. RAINES
     --------------------------------------       Director                                       March 23, 1995
              (Franklin D. Raines)

                  /s/ FELIX G. ROHATYN
     --------------------------------------       Director                                       March 23, 1995
               (Felix G. Rohatyn)

                  /s/ JEAN-PAUL VALLES
     --------------------------------------       Director                                       March 23, 1995
               (Jean-Paul Valles)

                      PFIZER INC. AND SUBSIDIARY COMPANIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                                   -------------------------
                                                     BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE
                                                    BEGINNING OF    COSTS AND       OTHER                       AT END OF
DESCRIPTION                                            PERIOD       EXPENSES     ACCOUNTS(B)   DEDUCTIONS(A)(C)  PERIOD
--------------------------------------------------  ------------   -----------   -----------   --------------   ---------
                                                                            (MILLIONS OF DOLLARS)
Year ended December 31, 1994
  Valuation and qualifying accounts deducted from
   assets to which they apply
      Allowance for doubtful accounts.............     $40.6          $11.5         $--           $ 8.0           $44.1
                                                       -----          -----           ---         -----         ---------
                                                       -----          -----           ---         -----         ---------
      Allowance for credit losses.................     $13.5          $ 7.0         $--           $--             $20.5
                                                       -----          -----           ---         -----         ---------
                                                       -----          -----           ---         -----         ---------
Year ended December 31, 1993
  Valuation and qualifying accounts deducted from
   assets to which they apply
      Allowance for doubtful accounts.............     $36.2          $12.1         $ 0.4         $ 8.1           $40.6
                                                       -----          -----           ---         -----         ---------
                                                       -----          -----           ---         -----         ---------
      Allowance for credit losses.................     $14.5          $--           $--           $ 1.0(d)        $13.5
                                                       -----          -----           ---         -----         ---------
                                                       -----          -----           ---         -----         ---------
Year ended December 31, 1992
  Valuation and qualifying accounts deducted from
   assets to which they apply
      Allowance for doubtful accounts.............     $38.8          $11.5         $ 0.5         $14.6(e)        $36.2
                                                       -----          -----           ---         -----         ---------
                                                       -----          -----           ---         -----         ---------
      Allowance for credit losses.................     $11.5          $ 3.0         $--           $--             $14.5
                                                       -----          -----           ---         -----         ---------
                                                       -----          -----           ---         -----         ---------

------------------------

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

CARDURA (DOXAZOSIN MESYLATE)
DIFLUCAN (FLUCONAZOLE)
ENABLE (TENIDAP)
ENABLEX (TENIDAP)
E5 (ANTI-ENDOTOXIN ANTIBODY)
FELDENE (PIROXICAM)
GLUCOTROL (GLIPIZIDE)
GLUCOTROL XL (GLIPIZIDE GITS)
NORVASC (AMLODIPINE BESYLATE)
PROCARDIA (NIFEDIPINE)
PROCARDIA XL (NIFEDIPINE GITS)
REACTINE (CETIRIZINE)
UNASYN (SULBACTAM/AMPICILLIN)
ZITHROMAX (AZITHROMYCIN)
ZOLOFT (SERTRALINE)
ABG
ALTA
DURACON
GAMMA
LUHR
PARATREND
P.C.A.
SIMPLEX
LITESSE (POLYDEXTROSE)
ADVOCIN (DANOFLOXACIN)
AVIAX (SEMDURAMICIN)
BANMINTH (PYRANTEL TARTRATE)
BOVISHIELD
COXISTAC (SALINOMYCIN)
DECTOMAX (DORAMECTIN)
FILARIBITS (DIETHYLCARBAMAZINE CITRATE)
LEUKOCELL
MECADOX (CARBADOX)
NEMEX (PYRANTEL PAMOATE)
RESPISURE
STAFAC (VIRGINIAMYCIN)
TERRAMYCIN LA-200 (OXYTETRACYCLINE)
TM/LA (OXYTETRACYCLINE)
PARATECT (MORANTEL TARTRATE)
POSISTAC (SALINOMYCIN)
VALBAZEN (ALBENDAZOLE)
VANGUARD
BARBASOL
BEN-GAY
DAILY CARE FROM DESITIN
DESITIN
PLAX
RID
UNISOM (DOXYLAMINE SUCCINATE)
UNISOM SLEEPGELS
VISINE (TETRAHYDROZOLINE HCI)

                                 EXHIBIT INDEX

  EXHIBIT NO.                                          DESCRIPTION                                           PAGE
---------------  ----------------------------------------------------------------------------------------  ---------
         3(i)    Restated Certificate of Incorporation of the Company, as of April 1991 (incorporated by reference to Exhibit 4(a) of Form S-8, Registration No. 33-44053) as corrected by the
                  Certificate of Correction of the Restated Certificate of Incorporation of the Company
                  (as filed in the Office of the Secretary of State of the State of Delaware on January
                  3, 1995, and as filed herewith)........................................................
         3(ii)   By-laws of the Company, as amended June 23, 1994 (incorporated by reference to Exhibit
                  3(ii) of the Company's Form 8-K Current Report dated June 23, 1994)....................
        10(a)    Executive Compensation Plans and Arrangements...........................................
        10.1     Form of Severance Agreement for Certain Executive Officers of the Company...............
        10.2     Pfizer Inc. Performance-Contingent Share Award Program (incorporated by reference to
                  Exhibit 4 of Form S-8, Registration No. 33-56977)......................................
        10(b)    Stock and Asset Purchase Agreement, dated as of November 23, 1994, between SmithKline
                  Beecham plc and Pfizer Inc., as amended (incorporated by reference to Exhibit 2 of the
                  Company's Form 8-K Report dated February 7, 1995)......................................
        11       Computation of Earnings Per Common Share and Fully Diluted Earnings Per Common Share....
        12       Computation of Ratio of Earnings to Fixed Charges.......................................
        13(a)    Portions of the Annual Report of the Company for the fiscal year ended December 31, 1994 which are expressly incorporated by reference herein...................................
        13(b)    Copy of the Annual Report of the Pfizer Savings and Investment Plan on Form 11-K for the
                  fiscal year ended December 31, 1994....................................................
        13(c)    Copy of the Annual Report of the Pfizer Savings and Investment Plan for Employees
                  Resident in Puerto Rico on Form 11-K for the fiscal year ended December 31, 1994.......
        21       Subsidiaries of the Registrant..........................................................
        23       Report and consent of KPMG Peat Marwick LLP, independent certified public accountants...
        27       Financial Data Schedule.................................................................