Form 10-Q
period 1995-04-02
PFIZER INC
filed 1995-05-12
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 2, 1995

                                   OR

                TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES    X           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 28, 1995, there were 315,775,459 shares par value
$.05, of the issuer's common stock outstanding.





        2.

                                     PFIZER INC.

                                      FORM 10-Q

                                For the Quarter Ended
                                    April 2, 1995

                                  Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.

   Financial Statements:                                                   Page

     Condensed Consolidated Statement of Income for
       the three months ended April 2, 1995 and April 3, 1994                 3

     Condensed Consolidated Balance Sheet at
       April 2, 1995, December 31, 1994 and April 3, 1994                     4

     Condensed Consolidated Statement of Cash Flows for the
       three months ended April 2, 1995 and April 3, 1994                     5

     Notes to Condensed Consolidated Financial Statements                     6

   Independent Auditors' Report                                               9

Item 2.

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                            10

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                          17

Item 6.

   Exhibits and Reports on Form 8-K                                           21


        3.

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PFIZER INC. AND SUBSIDIARY COMPANIES
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (UNAUDITED)
                                                Three Months Ended
                                               April 2,     April 3,
                                                 1995         1994

(millions of dollars, except per share data)


Net sales . . . . . . . . . . . . . . . . . . .$2,402.9     $1,982.9

Costs and expenses
  Cost of sales   . . . . . . . . . . . . . . .   551.5        432.2
  Selling, informational and
    administrative expenses . . . . . . . . . .   864.8        730.5
  Research and development expenses . . . . . .   316.6        254.7
  Other deductions--net . . . . . . . . . . . .    39.1         35.5

Income before provision for taxes on
  income and minority interests . . . . . . . .   630.9        530.0

Provision for taxes on income . . . . . . . . .   208.2        159.0

Minority interests. . . . . . . . . . . . . . .     2.3           .3


Net income. . . . . . . . . . . . . . . . . . .$  420.4     $  370.7


  Earnings per common share . . . . . . . . . .$   1.35     $   1.18


Cash dividends per common share . . . . . . . .$    .52     $    .47


See accompanying Notes to Condensed Consolidated Financial Statements.

       4.

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)                        April 2,      Dec 31,    April 3,
                                              1995*        1994**      1994*

                                          ASSETS

Current Assets
  Cash and cash equivalents. . . . . . . . . $   967.0    $ 1,458.5   $  796.8
  Short-term investments . . . . . . . . . .     553.8        560.1      394.7
  Accounts receivable, less allowances
    April 2, 1995 - $56.3; Dec. 31, 1994 -
    $44.1; April 3, 1994 - $40.0 . . . . . .   1,968.4      1,665.0    1,570.1
  Short-term loans . . . . . . . . . . . . .     458.3        361.3      440.9
  Inventories
    Finished goods . . . . . . . . . . . . .     849.4        528.0      460.7
    Work in process. . . . . . . . . . . . .     405.5        534.9      526.3
    Raw materials and supplies . . . . . . .     152.9        202.0      187.5
      Total inventories. . . . . . . . . . .   1,407.8      1,264.9    1,174.5
  Prepaid expenses and taxes . . . . . . . .     469.4        478.6      565.9
      Total current assets . . . . . . . . .   5,824.7      5,788.4    4,942.9
Long-term loans and marketable securities. .     739.6        724.3      661.9
Property, plant and equipment, less
  accumulated depreciation
    April 2, 1995 - $2,010.1;
    Dec. 31, 1994 - $1,919.7;
    April 3, 1994 - $1,760.9 . . . . . . . .   3,430.6      3,073.2    2,692.8
Goodwill, less accumulated amortization
  April 2, 1995 - $53.5; Dec. 31, 1994 -
  $48.2; April 3, 1994 - $40.1 . . . . . . .   1,212.3        325.7      261.1
Other assets, deferred taxes and
  deferred charges . . . . . . . . . . . . .   1,308.1      1,186.9    1,082.2
      Total assets . . . . . . . . . . . . . $12,515.3    $11,098.5   $9,640.9

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt
      April 2, 1995 - $1.3; Dec. 31, 1994 -
      $6.5; April 3, 1994 - $3.3 . . . . . . $ 3,115.1    $ 2,220.0   $1,517.8
   Accounts payable. . . . . . . . . . . . .     573.2        524.9      449.0
   Income taxes payable. . . . . . . . . . .     705.3        731.1      567.9
   Accrued compensation and related items. .     348.7        419.0      341.5
   Other current liabilities . . . . . . . .   1,035.0        930.9      874.0
      Total current liabilities. . . . . . .   5,777.3      4,825.9    3,750.2

Long-term debt . . . . . . . . . . . . . . .     609.9        604.2      570.1
Postretirement benefit obligation other
  than pension plans . . . . . . . . . . . .     431.0        432.6      445.1
Deferred taxes on income . . . . . . . . . .     298.3        211.7      230.6
Other non-current liabilities. . . . . . . .     661.3        661.4      769.7
Minority interests . . . . . . . . . . . . .      40.7         38.8       35.5
      Total liabilities. . . . . . . . . . .   7,818.5      6,774.6    5,801.2

Shareholders' Equity
  Preferred stock. . . . . . . . . . . . . .       --           --         --
  Common stock . . . . . . . . . . . . . . .      34.1         34.0       33.9
  Additional paid-in capital . . . . . . . .     757.9        651.4      355.9
  Retained earnings. . . . . . . . . . . . .   6,201.4      5,944.5    5,460.6
  Currency translation adjustment and other.     209.4        196.0       70.8
  Employee benefit trust . . . . . . . . . .    (822.5)      (749.3)    (540.0)
  Common stock in treasury, at cost. . . . .  (1,683.5)    (1,752.7)  (1,541.5)
      Total shareholders' equity . . . . . .   4,696.8      4,323.9    3,839.7
      Total liabilities and
         shareholders' equity. . . . . . . . $12,515.3    $11,098.5   $9,640.9

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

        5.

                  PFIZER INC. AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
(millions of dollars)
                                                   Three Months Ended
                                                  April 2,   April 3,
                                                    1995       1994
Operating Activities
  Net income. . . . . . . . . . . . . . . . . . . $  420.4   $370.7
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles.    118.9     71.1
    Deferred income amortization. . . . . . . . .     (3.3)    (3.3)
    Other . . . . . . . . . . . . . . . . . . . .     18.6     (5.5)
    Changes in operating assets and liabilities,
     net of effect of businesses acquired:
      Accounts receivable . . . . . . . . . . . .   (175.0)   (95.5)
      Inventories . . . . . . . . . . . . . . . .     18.6    (73.8)
      Prepaid and other assets. . . . . . . . . .    186.8    (15.7)
      Accounts payable and accrued liabilities. .     14.0      2.5
      Income taxes payable. . . . . . . . . . . .    (25.2)   (39.7)
      Other deferred items. . . . . . . . . . . .    (16.0)    34.5
 Net cash provided by operating activities. . . .    557.8    245.3

Investing Activities
  Acquisitions, net of cash acquired. . . . . . . (1,461.9)     --
  Purchases of property, plant and equipment. . .   (196.4)  (128.2)
  Purchases of short-term investments . . . . . .   (447.9)  (351.9)
  Proceeds from redemptions of short-term
    investments . . . . . . . . . . . . . . . . .    485.2    369.9
  Purchases of long-term investments. . . . . . .    (62.8)   (55.7)
  Purchases and redemptions of short-term
    investments by financial subsidiaries . . . .      (.1)    40.1
  Decrease in loans and long-term investments
    by financial subsidiaries . . . . . . . . . .     37.8     22.6
  Other investing activities. . . . . . . . . . .    (18.0)    20.3
Net cash used in investing activities . . . . . . (1,664.1)   (82.9)

Financing Activities
  Increase in short-term debt . . . . . . . . . .    857.2    348.3
  Purchases of common stock . . . . . . . . . . .   (108.5)  (299.2)
  Cash dividends paid . . . . . . . . . . . . . .   (163.5)  (150.8)
  Employee benefit transactions . . . . . . . . .     35.7      7.0
  Other financing activities. . . . . . . . . . .      2.8      6.5
Net cash provided by/(used in) financing
  activities. . . . . . . . . . . . . . . . . . .    623.7    (88.2)
Effect of exchange rate changes on cash and
  cash equivalents. . . . . . . . . . . . . . . .     (8.9)    (6.8)
Net (decrease)/increase in cash and
  cash equivalents  . . . . . . . . . . . . . . .   (491.5)    67.4
Cash and cash equivalents balance at beginning
  of period . . . . . . . . . . . . . . . . . . .  1,458.5    729.4
Cash and cash equivalents balance at end
  of period . . . . . . . . . . . . . . . . . . . $  967.0   $796.8

See accompanying Notes to Consolidated Financial Statements.

        6.

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

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended February 26, 1995 and February 27, 1994.

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

The results of operations for the interim period ended April 2, 1995 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:     Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 311.3 million and 313.2 million for the first quarter of 1995 and 1994, respectively.

In April 1995, the Company announced a two-for-one stock split. For further details, see the footnote "Subsequent Event" on page 8.

Note 4:     Currency Impact

An analysis of the changes in the currency translation adjustment for the three months ended April 2, 1995 is as follows:

(millions of dollars)
Currency translation adjustment December 31, 1994        $194.0
Translation adjustments and hedges                         12.5
  Currency translation adjustment April 2, 1995          $206.5


The balance sheet caption Currency translation adjustment and other also includes a net unrealized gain of $2.9 million on investment securities available for sale.

Exchange gains/(losses) included in "Other deductions--net" were as follows:

                       1995         1994
                     (millions of dollars)
First Quarter          $1.7         $(2.1)

       7.

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)


Note 5:     Interest and Income Tax Payments

The Company made interest payments of approximately $47 million and $31 million and income tax payments of approximately $220 million and $178 million during the first quarters of 1995 and 1994, respectively.

Note 6:     Acquisitions

In January 1995, the Company acquired the capital stock of certain subsidiaries of SmithKline Beecham plc operating solely in the animal health business and certain net assets used in the animal health business from other SmithKline Beecham plc subsidiaries for approximately $1.5 billion including direct costs of the acquisition. The acquisition was substantially financed at closing by the issuance of commercial paper. The SmithKline Beecham animal health business is a global business which manufactures and sells products in four principal categories: vaccines, anti-infectives, productivity enhancers and parasiticides.

This acquisition has been recorded under the purchase method of accounting. The results of operations of the acquired business are included in the Company's consolidated financial statements since January 1, 1995. The excess of the purchase price over the estimated fair value of the tangible net assets acquired has been allocated to identifiable intangibles of approximately $280 million and goodwill of approximately $800 million. The goodwill and identifiable intangibles are being amortized on a straight-line basis over periods of 10 to 40 years.

Sales of the SmithKline Beecham animal health business were approximately $112 million for the first quarter of 1994. Pro forma net income and earnings per share for the first quarter of 1994 that reflect this acquisition as if it had occurred as of the beginning of the period result in a negative impact of approximately 3% on reported amounts.
Pro forma results include a period comparable to the first quarter of 1995 as well as interest expense and amortization of goodwill and other intangibles related to the acquisition. The pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition actually occurred as of the beginning of the period nor is this information indicative of future consolidated results of operations.

In March 1995, the Company acquired NAMIC U.S.A. Corporation in a stock for stock transaction valued at approximately $170 million including direct costs of the acquisition. This acquisition was accounted for under the purchase method of accounting. Pro forma results of operations that reflect this acquisition as if it had occurred at the beginning of the periods presented would not be materially different from the reported amounts. Results of operations will be included in the Condensed Consolidated Statement of Income from April 3, 1995.


        8.
                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)


Note 7:     Subsequent Event

In April 1995, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend payable June 30, 1995 to shareholders of record on June 1, 1995. The split followed a vote by Pfizer shareholders to increase the number of authorized common shares from 750 million to 1.5 billion and to decrease the par value from $.10 to $.05 per share. The number of shares and the per share amounts included in these consolidated financial statements do not reflect the stock split. A summary of the earnings per common share information that gives retroactive effect to the stock split for the first quarters of 1995 and 1994 is as follows:


   (millions, except per share data)                1995      1994

   Weighted average number of common shares
    and common share equivalents outstanding:
     As reported                                    311.3     313.2
     Split basis                                    622.6     626.4

   Earnings per common share:
     As reported                                    $1.35     $1.18
     Split basis                                    $ .68     $ .59
       9.


                      INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of April 2, 1995 and April 3, 1994, and the related condensed consolidated statements of income and cash flows for the three month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and subsidiary companies as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                     KPMG Peat Marwick LLP





New York, New York
May 12, 1995
         10.


Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

                     PFIZER INC. AND SUBSIDIARY COMPANIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
                       CONSOLIDATED STATEMENT OF INCOME
             FOR THE PERIODS ENDED APRIL 2, 1995 AND APRIL 3, 1994

                                                                 Percent
(millions of dollars,                                           Increase
except per share data)                                         Comparison
                                         First Quarter         1st Quarter
                                       1995        1994         1995/1994

Net sales                            $2,402.9    $1,982.9          21

Cost of sales                        $  551.5    $  432.2          28
  % of net sales                        22.9%       21.8%

Production margin                    $1,851.4    $1,550.7          19
  % of net sales                        77.1%       78.2%

Selling, informational and
  administrative expenses            $  864.8    $  730.5          18
  % of net sales                        36.0%       36.8%

Research and development expenses    $  316.6    $  254.7          24
  % of net sales                        13.2%       12.9%

Other deductions--net                $   39.1    $   35.5          10
  % of net sales                         1.6%        1.8%

Income before taxes                  $  630.9    $  530.0          19
  % of net sales                        26.3%       26.7%

Taxes on income                      $  208.2    $  159.0          31

Effective tax rate                      33.0%       30.0%

Net income                           $  420.4    $  370.7          13
  % of net sales                        17.5%       18.7%

Earnings per common share            $   1.35    $   1.18          14

Cash dividends per common share      $    .52    $    .47          11



For explanation of percent changes, see discussion beginning on page 12.
</FN

       11.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
             FOR THE PERIODS ENDED APRIL 2, 1995 AND APRIL 3, 1994

(millions of dollars)

                                                             Percent
                                                       Increase/(Decrease)
             First Quarter                                  Comparison
          % of               % of                          1st Qtr. 1995
          Net                Net                                from
  1995    Sales     1994     Sales                         1st Qtr. 1994


$1,967.1   81.9   $1,659.3    83.7  Health Care                 19

   273.1   11.3      145.3     7.3  Animal Health               88

    97.7    4.1      106.5     5.4  Consumer Health Care        (8)

    65.0    2.7       71.8     3.6  Food Science                (9)

$2,402.9  100.0   $1,982.9   100.0  Consolidated                21


For explanation of percent changes, see discussion beginning on page 12.




                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
             FOR THE PERIODS ENDED APRIL 2, 1995 AND APRIL 3, 1994

(millions of dollars)
                                                             Percent
                                                            Increase
             First Quarter                                  Comparison
          % of               % of                         1st Qtr. 1995
          Net                Net                               from
  1995    Sales     1994     Sales                        1st Qtr. 1994


$1,297.0   54.0   $1,100.5    55.5  United States               18

   526.5   21.9      409.6    20.6  Europe                      29

   343.6   14.3      281.2    14.2  Asia                        22

   167.4    7.0      140.6     7.1  Canada/Latin America        19

    68.4    2.8       51.0     2.6  Africa/Middle East          34

$2,402.9  100.0   $1,982.9   100.0  Consolidated                21

          12.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET SALES

The following statistical data are provided to assist the reader in understanding the composition of changes affecting the increase in net sales.

                                          Sales Growth Analysis
                                     % Increase/(Decrease) Comparison
                                               1st Qtr 1995
                                                   from
                                               1st Qtr 1994

          Volume                                   21
          Price                                    (3)
          Currency                                  3

          Total net sales increase                 21

Consolidated net sales increased 21% in the first quarter of 1995 to $2,402.9 million. Sales growth for the quarter was driven by increased sales volume of new products and the acquisition of the SmithKline Beecham animal health business, which the Company acquired in January 1995. The results of operations of the acquired business are included in the Company's consolidated financial statements since January 1, 1995. Weakness in the U.S. dollar relative to several key foreign currencies had a 3% positive effect on sales. Excluding the effect of the SmithKline Beecham animal health business, worldwide sales increased 15% over last year's first quarter. Sales of the SmithKline Beecham animal health business were approximately $112 million for the first quarter of 1994. The health care sales performance in the first quarter versus last year reflects a 20% increase in worldwide sales of pharmaceuticals and a 12% increase in worldwide sales of hospital products.

For the first quarter, U.S. pharmaceutical sales increased 17% and international pharmaceutical sales increased 24% Seven percent of this international sales increase was due to the favorable impact of foreign exchange. In the quarter, the combined worldwide sales of the Company's six newest pharmaceuticals -- Zoloft, Zithromax, Norvasc, Cardura, Diflucan and Glucotrol XL -- increased 54% and now make up 54% of total pharmaceutical sales. The following table shows the percentage sales growth of the Company's major pharmaceuticals for the first quarter of 1995:

        Net Sales Growth of Major Pharmaceuticals 1995 vs. 1994

                              Percentage Increase/(Decrease)
                                          1st Qtr

     Zoloft                                  51
     Zithromax                              120 (*)
     Norvasc                                 73
     Cardura                                 21
     Diflucan                                26
     Procardia XL                            (2)

(*) Increase is primarily caused by a rise in demand as a result of a new marketing campaign launched in the U.S. in November 1994. The product has also been well received in countries where it was launched during late 1994, including Germany, France and Canada.

During the first quarter, the Food and Drug Administration (FDA) approved Cardura for the treatment of benign prostatic hyperplasia an enlargement of the prostate gland in men. Additionally, the Company received approvable letters from the FDA for the use of its antibiotic

                                                     13.

Zithromax in pediatric infections and for a new product, cetirizine, a low sedating antihistamine for the treatment of allergic rhinitis and chronic uticaria.

Hospital Products Group's sales grew 12% in the first quarter. This increase was driven by strong growth in the sales of catheters used in angioplasty and of stents. In March 1995, the Company completed the acquisition of the NAMIC U.S.A. Corporation which has a line of cardiovascular products complementary to those of Pfizer.

Animal health sales increased by 88% in the quarter as a result of the SmithKline Beecham animal health business acquisition. Sales of Dectomax, an anti-parasitic drug used in cattle, increased substantially as the worldwide product rollout continued.

Consumer health care sales decreased 8% in the quarter, stemming in part from U.S. private-label competition for certain products and the devaluation of the peso in Mexico.

Food science sales declined 9%, reflecting the continuing phase-out of commodity chemicals in favor of proprietary food products. Sales of food specialties increased 7%, led by a 30% increase in sales of Litesse, a low-fat bulking agent.

COSTS AND EXPENSES

As a percentage of net sales, production margin decreased in the first quarter of 1995 versus the comparable quarter of last year. This decrease was mainly due to higher royalty expenses and change in business mix, primarily the impact of acquiring the SmithKline Beecham animal health business. This acquisition had lower production margins than Pfizer's overall business and resulted in a higher cost of sales as a result of the allocation of the purchase price to acquired inventory. Partially offsetting these effects were improvements in production margin from the reengineering of manufacturing operations, including the shutdown of a number of pharmaceutical plants. Selling, informational and administrative expenses as a percentage of sales decreased in the first quarter of 1995 compared with the same periods of 1994. This improvement continues to reflect restrained growth in marketing expenses relative to the prior year as well as the beneficial impact of the Company's continuous improvement and restructuring programs. Research and development (R&D) expenditures increased 24% in the quarter relative to last year's first quarter due to the rapid advancement of a number of drug candidates in late stage development.

In 1995, the Company plans to spend approximately $1.4 billion on R&D. Health care R&D expenses, expressed as a percentage of health care net sales, was 14.8% in the first quarters of both 1995 and 1994.

Other deductions--net for the first quarters of 1995 and 1994 are summarized in the following table:

                                                      % Incr./
(millions of dollars)         1995        1994         (Dec.)
Interest income               (47.7)      (22.6)        111
Interest expense               49.5        34.2          45
Other income                   (2.4)       (4.7)        (49)
Other deductions               39.7        28.6          39
Other deductions--net          39.1        35.5          10
                       14.

The increase in interest income in the first quarter was due to higher levels of interest earning assets and higher interest rates. The increase in interest expense was primarily due to higher levels of borrowings which were mainly used to finance the acquisition of the SmithKline Beecham animal health business. The increase in other deductions in the first quarter of 1995 was primarily attributable to the amortization of goodwill and other intangibles related to the SmithKline Beecham animal health business acquisition, partially offset by exchange gains of $1.7 million in 1995 as opposed to exchange losses of $2.1 million in 1994.

PRE-TAX AND NET INCOME

The Company's effective tax rate increased from 30% in 1994 to 33% this year as a result of the continuing reduction of the tax benefit from the Company's Puerto Rican operations as a result of the Omnibus Budget Reconciliation Act of 1993, the expiration of the R&D tax credit and of the Section 861 R&D allocation rules during 1995 and changes in the mix of income by country. The effective tax rate of 33% could decline to 31.5% if current congressional debates about the future of the R&D tax credit and tax allocation rules are concluded with a favorable result.

OTHER

As a result of the SmithKline Beecham animal health business acquisition, first quarter 1995 earnings per share were reduced by four cents. The Company expects the full-year impact of this acquisition to be non-dilutive.

Pro forma net income and earnings per share for the first quarter of 1994 that reflect the SmithKline Beecham animal health business acquisition as if it had occurred as of the beginning of the period result in a negative impact of approximately 3% on reported amounts. Pro forma results include a period comparable to the first quarter of 1995 as well as interest expense and amortization of goodwill and other intangibles related to the acquisition.

In the first quarter of 1995, approximately 1.3 million shares were purchased in the open market at an average cost of $85 per share and were substantially utilized in the acquisition of NAMIC U.S.A. Corporation. In the first quarter of 1994, approximately 5.2 million shares were purchased at an average cost of $58 per share.

In 1993, the Company initiated a restructuring program which included the consolidation of manufacturing facilities, the demolition of buildings resulting from the consolidation, reconfiguration and rehabilitation of remaining facilities and the consolidation of distribution and administrative organizations and infrastructures, including the consolidation of finance organizations in Europe.

Through April 2, 1995, completed restructuring initiatives reduced the workforce by approximately 900 people and resulted in the closing of 10 facilities. The annualized benefit of efficiencies resulting from completed efforts was approximately $49 million. The full implementation of such plans is still anticipated to lower annual operating costs by $130 million. To date, there have been no reclassifications between the components presented below, nor have there been significant changes in estimates of the cost of the plan.

        15.

The following table indicates the status of the restructuring charges by component:

                                          Utilization      Reserves
(millions of dollars)       1993       Through     1st    Remaining
                       Restructuring  Year-End   Quarter  at April 2,
                           Charges      1994       1995       1995
Employee severance
  payments                $230.7      $ 52.3      $12.3      $166.1
Operating assets to be
  sold/disposed of         211.7       105.8        1.8       104.1
Closed facilities'
  costs                    101.1        20.1        5.6        75.4
Currency translation
  adjustment related
  to the liquidation/
  disposal of business      57.8        57.8        --          --
Administrative
  infrastructures           37.6        34.4        --          3.2
Lease and third party
  contract termination
  costs                     37.0        21.6         .1        15.3
Other                       14.3        10.2         .9         3.2
                          $690.2      $302.2      $20.7      $367.3


Closed facilities' costs relate primarily to the rationalization of manufacturing capacity and the demolition of structures within certain manufacturing facilities. Administrative infrastructure costs relate primarily to consulting costs involved in restructuring the administrative support organizations and distribution centers. Writedowns of operating assets, which primarily involve manufacturing rationalizations, are considered utilized and the reserve charged when the asset is sold or otherwise disposed of by the Company.

In April 1995, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend payable June 30, 1995 to shareholders of record on June 1, 1995. The split followed a vote in April 1995 by Pfizer shareholders to increase the number of authorized common shares from 750 million to 1.5 billion and to decrease the par value from $.10 to $.05 per share. The number of shares and the per share amounts included in these consolidated financial statements are presented before giving effect to the stock split. Pro forma earnings per common share on a post-split basis for the first quarters of 1995 and 1994 would have been $.68 and $.59, respectively.

         16.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $1,520.8 million at April 2, 1995 as compared to $2,018.6 million at December 31, 1994. Total borrowings were $3,725.0 million at April 2, 1995 as compared with $2,824.2 million at December 31, 1994. Working capital at April 2, 1995 decreased versus December 31, 1994 and April 3, 1994. The decrease from both periods was primarily attributable to increased short-term borrowings used to finance the SmithKline Beecham animal health business acquisition.

                                           April 2,  Dec. 31, April 3,
                                             1995     1994      1994
Working capital (millions of dollars)       $47.4    $962.5   $1,192.7

Current ratio                              1.01:1    1.20:1     1.32:1

Debt to total capitalization (percentage)*    44%       40%        35%

Shareholders' equity per common share**    $15.32    $14.20     $12.55

Days of sales outstanding - trade
  accounts receivable                          71        60         69

Months of inventory on hand                   8.6       8.6        8.6

* Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding.

            17.

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

      In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley et al., a case brought in the United States District Court for the Southern District of Ohio that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 20, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 8, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 4, 1994. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, approximately ten have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

      On September 30, 1993, Dairyland Insurance Co., a carrier
providing excess liability coverage ("excess carrier") in the early 1980s, commenced an action in the California Superior Court in Orange
          18.

County, seeking a declaratory judgment that it was not obligated to provide insurance coverage for Shiley heart valve liability claims. On October 8, 1993, Pfizer filed cross-complaints against Dairyland and filed third-party complaints against 73 other excess carriers who sold excess liability policies covering periods from 1978 to 1985, seeking damages and declaratory judgments that they are obligated to pay for defense and indemnity to the extent not paid by other carriers. These actions are currently in pretrial discovery and settlements have been reached with several small carriers.

      The Company's operations are subject to federal, state, and local environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and, in some cases the Resource Conservation and Recovery Act of 1976, as amended, the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state superfund laws. Such designations are made regardless of the extent of the Company's involvement. There are also claims that the Company may be a responsible party or participant with respect to several waste sites in foreign countries. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state and local laws.

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

               19.

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

      At approximately the time it filed the future claims class action, the CCR settled approximately 16,360 personal injury cases on behalf of Pfizer and Quigley. CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of cases as of April 30, 1995 is 16,411 asbestos cases against Quigley, 5,359 asbestos cases against Pfizer Inc., and 104 talc cases against Pfizer Inc.

      Costs incurred by the Company in defending the asbestos personal injury claims and the property damage claims, as well as settlements and damage awards in connection therewith, are largely insured against under policies issued by several primary insurance carriers and a number of excess carriers. The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage claims, will be largely covered by insurance policies issued by carriers that agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. In connection with the future claims settlement, the defendants commenced a third-party action against their respective excess insurance carriers that have not agreed to provide coverage seeking a declaratory judgment that (a) the future claims settlement is fair and reasonable as to the carriers; (b) the carriers had adequate notice of the future claims class settlement; and (c) the carriers are obligated to provide coverage for asbestos personal injury claims. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

      In connection with the divestiture of Minerals Technologies Inc.
(MTI), to which the net assets of the Pfizer Minerals and the Quigley businesses were transferred, Pfizer and Quigley agreed to indemnify MTI against any liability with respect to products manufactured and sold prior to October 30, 1992, as well as against liability for certain environmental matters.

      The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits brought by retail pharmacy companies in federal and state courts. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs), as well as additional actions by approximately 3,100 individual retail pharmacies (the "individual actions"). These cases, all of which have been or are in the process of being transferred to the United States District Court for the Northern District of Illinois for coordinated treatment claim that the defendant drug manufacturers have violated the Sherman Act in that they allegedly agreed with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to managed care companies, mail order pharmacies and certain other institutional purchasers. In addition, the individual actions also allege violations of the Robinson-Patman Act in that the manufacturers allegedly have unlawfully discriminated against retail pharmacy companies by not extending them such discounts. State court actions are pending in California, Minnesota, Washington State and
              20.

Wisconsin; a further Alabama state court action has now been removed to federal court.

      The federal court has certified a class consisting of all persons or entities who, since October 15, 1989, bought prescription brand name drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. The federal court had denied a motion for certification made by a purported class of Alabama consumers (in a case that was originally filed in state court, then removed to federal court). In the state cases, other than the recently removed Alabama case, motions for class certification are pending or anticipated.

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

      On January 28, 1993, a purported class action entitled Kearse v. Pfizer Inc. and Howmedica Inc. was commenced in the United States District Court for the Northern District of Ohio. Howmedica Inc. ("Howmedica") is a wholly owned subsidiary of the Company. The action sought monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleged that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. On August 3, 1993, a virtually identical purported class action, Bradshaw/Davids v. Pfizer Inc. and Howmedica Inc., was brought and the Kearse case was subsequently voluntarily dismissed. The federal magistrate judge has recommended that the court deny the plaintiffs' motion to certify the case as a class action. The Company believes that the suit is without merit and is vigorously defending it.

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


        21.

Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994, the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit conditionally granted plaintiffs' motion for class certification and on March 3, 1995, the Court in the California suit denied plaintiffs' motion for class certification. A petition for mandamus to review the Ohio certification is pending in the Sixth Circuit Court of Appeals. The Company believes the suits are without merit and is vigorously defending them.


Item 6:     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1)    Exhibit 3(i) - Restated Certificate of Incorporation
                                 dated April 1995
            2)    Exhibit 11   - Computation of Earnings Per Common
                                 Share
            3)    Exhibit 12   - Computation of Ratio of Earnings to
                                 Fixed Charges
            4)    Exhibit 15   - Accountants' Acknowledgment
            5)    Exhibit 27   - Financial Data Schedule

      (b)   Reports on Form 8-K

            The following reports on Form 8-K were filed during the first quarter ended April 2, 1995:

            1) A report on Form 8-K related to the reporting of the Company's fourth quarter and full year 1994 financial results was filed on January 26, 1995.

            2) A report on Form 8-K related to the acquisition of the SmithKline Beecham animal health business was filed on February 7, 1995 and amended on May 10, 1995.

            3)    A report on Form 8-K was filed on March 1, 1995.  This
                  report was related to the announcement that the Company's Board of Directors would vote on a two-for-one split on April 27, 1995 and that at the Company's annual meeting on that same date the shareholders would vote on a proposal to increase the authorized shares and to reduce the par value of Pfizer common stock.
            22.


                  PFIZER INC. AND SUBSIDIARY COMPANIES


                               SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                                 Pfizer Inc.
                                                (Registrant)



Date:  May 12, 1995
                                             H. V. Ryan, Controller
                                      (Principal Accounting Officer and
                                           Duly Authorized Officer)
         23.
                                                          Exhibit 3(i)

                                RESTATED
                      CERTIFICATE OF INCORPORATION
                                   OF
                               PFIZER INC.


      Pfizer Inc., a corporation organized and existing under the laws of the State of Delaware, HEREBY CERTIFIES AS FOLLOWS:

      1. The name of the corporation is Pfizer Inc. The name under which it was originally incorporated was Chas. Pfizer & Co., Inc. The date of filing its original Certificate of Incorporation with the Secretary of State was June 2, 1942.

      2. This Restated Certificate of Incorporation was duly adopted in accordance with Section 245 of the General Corporation Law of Delaware.

      3. This Restated Certificate of Incorporation only restates and integrates and does not further amend the provisions of the Certificate of Incorporation as amended or supplemented heretofore and there is no discrepancy between this Restated Certificate of Incorporation and the text of the Certificate of Incorporation as amended or supplemented heretofore.

      4. The text of the Certificate of Incorporation as amended or supplemented heretofore is hereby restated without further amendments or changes to read as herein set forth in full:

FIRST:      The name of the Corporation is and shall be Pfizer Inc.
(hereinafter in this Restated Certificate of Incorporation called the "Corporation").

SECOND:    The principal office and place of business of the Corporation in the State of Delaware is located at 1209 Orange Street, in the City of Wilmington, County of New Castle; and the name and post office address of the registered agent of the Corporation in the State of Delaware is The Corporation Trust Company, 1209 Orange Street, in the City of Wilmington, County of New Castle, Delaware.

THIRD:      The nature of the business, or objects or purposes to be
transacted, promoted or carried on are as follows:

      To carry on the business of chemists, druggists, chemical manufacturers, importers, exporters, manufacturers of and dealers in chemical, pharmaceutical, medicinal, and other preparations and chemicals.

      To engage in, conduct, perform or participate in every kind of commercial, agricultural, mercantile, manufacturing, mining, transportation, industrial or other enterprise, business, work, contract, undertaking, venture or operation.

      To buy, sell, manufacture, refine, import, export and deal in all products, goods, wares, merchandise, substances, apparatus, and property of every kind, nature and description, and to construct, maintain, and alter any buildings, works or mines.

      To enter into, make and perform contracts of every kind with any person, firm or corporation.

      To take out patents, trade-marks, trade names and copyrights, acquire those taken out by others, acquire or grant licenses in respect of any of the foregoing, or work, transfer, or do whatever else with them may be thought fit.

      To acquire the good-will, property, rights, franchises, contracts and assets of every kind and undertake the liabilities of any person, firm, association or corporation, either wholly or in part, and pay for
           24.

the same in the stock, bonds or other obligations of the Corporation or otherwise.

      To purchase, hold, own, sell, assign, transfer, mortgage, pledge or otherwise dispose of shares of the capital stock of any other corporation or corporations, association or associations, of any state, territory or country, and while owner of such stock, to exercise all the rights, powers and privileges of ownership including the right to vote thereon.

      To issue bonds, debentures or obligations of the Corporation, at the options of the Corporation, secure the same by mortgage, pledge, deed of trust or otherwise, and dispose of and market the same.

      To purchase, hold and re-issue the shares of its capital stock and its bonds and other obligations.

      To do all and everything necessary, suitable, convenient or proper for the accomplishment of any of the purposes or the attainment of one or more of the objects herein enumerated, or of the powers herein named, or which shall at any time appear conducive to or expedient for the protection, or benefit of the Corporation, either as holder of, or interested in, any property or otherwise, to the same extent as natural persons might or could do, in any part of the world.

      To conduct any of its business in the State of Delaware and elsewhere, including in the term "elsewhere" any of the states, districts, territories, colonies or dependencies of the United States, and in any and all foreign countries and to have one or more offices, and to hold, purchase, mortgage and convey real and personal property, without limit as to amount, within or (except as and when forbidden by local laws) without the State of Delaware.

      To carry on any other business to any extent and in any manner not prohibited by the laws of Delaware or, where the Corporation may seek to do such business elsewhere, by local laws.

      The foregoing clauses shall be construed both as objects and powers, but no recitation or declaration of specific or special objects or powers herein enumerated shall be deemed to be exclusive; but in each and every instance it is hereby expressly declared that all other powers, not inconsistent therewith, now or hereafter permitted or granted under the laws of Delaware, or by the laws of any other state or country into which the Corporation may go or seek to do business, are hereby expressly included as if such other or general powers were herein set forth.

FOURTH:
A.  Authorized Shares and Classes of Stock.

      The total number of shares and classes of stock that the Company shall have authority to issue is one billion five hundred twelve million (1,512,000,000) shares, which shall be divided into two classes, as follows: twelve million (12,000,000) shares of Preferred Stock, without par value, and one billion five hundred million (1,500,000,000) shares of Common Stock of the par value of $.05 per share.

B. Designations, Powers, Preferences and Rights, in Respect of the Shares of Preferred Stock.

      (1) Shares of the Preferred Stock may be issued in one or more series at such time or times and for such consideration or considerations as the Board of Directors may determine. All shares of any one series shall be of equal rank and identical in all respects.

      (2) Authority is hereby expressly granted to the Board of Directors to fix from time to time, by resolution or resolutions
        25.

providing for the issue of any series of Preferred Stock, the designation of such series, and the powers, preferences and rights of the shares of such series, and the qualifications, limitations or restrictions thereof, including the following:

            (a) The distinctive designation and number of shares comprising such series, which number may (except where otherwise provided by the Board of Directors in creating such series) be increased or decreased (but not below the number of shares then outstanding) from time to time by like action of the Board of Directors;

            (b) The dividend rate or rates on the shares of such series and the preferences, if any, over any other series (or of any other series over such series) with respect to dividends, the terms and conditions upon which and the periods in respect of which dividends shall be payable, whether and upon what conditions such dividends shall be cumulative and, if cumulative, the date or dates from which dividends shall accumulate;

            (c) Whether or not the shares of such series shall be redeemable, the limitations and restrictions with respect to such redemptions, the time or times when, the price or prices at which and the manner in which such shares shall be redeemable, including the manner of selecting shares of such series for redemption if less than all shares are to be redeemed;

            (d) The rights to which the holders of shares and such series shall be entitled, and the preferences, if any, over any other series (or of any other series over such series), upon the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Corporation, which rights may vary depending on whether such liquidation, dissolution, distribution or winding-up is voluntary or involuntary, and, if voluntary, may vary at different dates;

            (e) Whether or not the shares of such series shall be subject to the operation of a purchase, retirement or sinking fund, and, if so, whether and upon what conditions such purchase, retirement or sinking fund shall be cumulative or noncumulative, the extent to which and the manner in which such fund shall be applied to the purchase or redemption of the shares of such series for retirement or to other corporate purposes and the terms and provisions relative to the operation thereof;

            (f) Whether or not the shares of such series shall be convertible into or exchangeable for shares of stock of any other class or classes, or any other series of the same class and, if so convertible or exchangeable, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of such conversion or exchange;

            (g) The voting powers, full and/or limited, if any, of the shares of such series; and whether or not and under what conditions the shares of such series (alone or together with the shares of one or more other series having similar provisions) shall be entitled to vote separately as a single class, for the election of one or more additional directors of the Corporation in case of dividend arrearages or other specified events, or upon other matters;

            (h) Whether or not the issuance of any additional shares of such series, or of any shares of any other series, shall be subject to restrictions as to issuance, or as to the powers, preferences or rights of any such other series;

            (i) Whether or not the holders of shares of such series shall be entitled, as a matter of right, to subscribe for or
        26.

      purchase any part of any new or additional issue of stock of any class or of securities convertible into stock of any class and, if so entitled, the qualifications, conditions, limitations and restrictions of such right; and

            (j) Any other preferences, privileges and powers, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of this Certificate of Incorporation.

      (3) The shares of each series of Preferred Stock shall entitle the holders thereof to receive, when, as and if declared by the Board of Directors out of funds legally available for dividends, cash dividends at the rate, under the conditions, for the periods and on the dates fixed by the resolution or resolutions of the Board of Directors pursuant to authority granted in this Section B, for each series, and no more, before any dividends on the Common Stock, other than dividends payable in Common Stock, shall be paid or set apart for payment. No dividends shall be paid or declared or set apart for payment on any particular series of Preferred Stock in respect of any period unless dividends shall be or have been paid, or declared and set apart for payment, pro rata on all shares of Preferred Stock at the time outstanding of each other series which ranks equally as to dividends with such particular series, so that the amount of dividends declared on such particular series shall bear the same ratio to the amount declared on each such other series as the dividend rate of such particular series shall bear to the dividend rate of such other series. No dividends shall be deemed to have accrued on any share of Preferred Stock of any series with respect to any period prior to the date of original issue of such share or the dividend payment date immediately preceding or following such date of original issue, as may be provided in the resolution or resolutions creating such series. The Preferred Stock shall not be entitled to participate in any dividends declared and paid on the Common Stock, whether payable in cash, stock or otherwise. Accruals of dividends shall not bear interest.

      (4) Any redemption of Preferred Stock shall be effected by notice duly given as hereinafter specified and by payment at the redemption price of the Preferred Stock to be redeemed. In case of redemption of a part only of a series of the Preferred Stock at the time outstanding, the selection of shares for redemption may be made either by lot or pro rata or in such other manner as shall be determined by the Board of Directors. Notice of every such redemption, stating the redemption date and price, the place of payment, and the expiration date of then existing rights, if any, of conversion or exchange, shall be given by publication, not less than 30 nor more than 60 days prior to the date fixed for redemption, at least twice in a newspaper customarily published at least once a day for at least five days in each calendar week and of general circulation in New York, New York, whether or not published on Saturdays, Sundays, or holidays. Notice of such redemption may also be mailed not less than 30 nor more than 60 days prior to the date fixed for redemption to the holders of record of the shares so to be redeemed at their respective addresses as the same shall appear on the books of the Corporation, but no failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of such redemption proceedings. If

            (a) such notice of redemption by publication shall have been duly given or the Corporation shall have given to a bank or trust company in New York, New York designated by the Board of Directors and having capital and surplus of at least Two Million Dollars ($2,000,000), irrevocable authorization promptly to give such notice; and

            (b) on or before the redemption date specified in such notice the funds or other property necessary for such redemption shall have been deposited by the Corporation with such bank or
        27.

      trust company, designated in such notice, in trust for the pro rata benefit of the holders of the shares so called for redemption, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, from and after the time of such deposit all shares of the Preferred Stock so called for redemption shall no longer be deemed to be outstanding and all rights with respect to such shares shall forthwith cease and terminate, except only

                  (i) the right of the holders thereof to receive from
            such bank or trust company the funds or other property so deposited, without interest, upon surrender (and endorsement, if required by the Board of Directors) of the certificates for such shares, and


                  (ii) the rights of conversion or exchange, if any, not
            theretofore expired.

            Any funds or other property so deposited and unclaimed at the end of six years from such redemption date shall be released or repaid to the Corporation, after which the holders of the shares so called for redemption shall look only to the Corporation for payment thereof.

      (5) Shares of Preferred Stock which have been redeemed or converted, or which have been issued and reacquired in any manner and retired, shall have the status of authorized and unissued Preferred Stock and may be reissued by the Board of Directors as shares of the same or any other series.

      (6) In the event of any voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Corporation, the holders of the shares of each series of Preferred Stock then outstanding shall be entitled to receive out of the net assets of the Corporation, but only in accordance with the preference, if any, provided for such series, before any distribution or payment shall be made to the holders of the Common Stock, the amount per share fixed by the resolution or resolutions of the Board of Directors to be received by the holders of shares of each such series on such voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, as the case may be. If such payment shall have been made in full, to the holders of all outstanding Preferred Stock of all series, or duly provided for, the remaining assets of the Corporation shall be available for distribution among the holders of the Common Stock. If upon any such liquidation, dissolution, distribution, of assets or winding-up, the net assets of the Corporation available for distribution among the holders of any one or more series of the Preferred Stock which
(a) are entitled to a preference over the holders of the Common Stock upon such liquidation, dissolution, distribution of assets or winding-up, and (b) rank equally in connection therewith, shall be insufficient to make payment in full of the preferential amount to which the holders of such shares shall be entitled, then such assets shall be distributed among the holders of each such series of the Preferred Stock ratably according to the respective amounts to which they would be entitled in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Neither the consolidation or merger of the Corporation, nor the sale, lease or conveyance of all or part of its assets, shall be deemed a liquidation, dissolution, distribution of assets or winding-up of the Corporation within the meaning of the foregoing provisions.


      (7) Unless and except to the extent otherwise required by law or provided in the resolution or resolutions of the Board of Directors pursuant to this Section B, the shares of Preferred Stock shall have no voting power with respect to any matter whatsoever, including, but not limited to, any action to

         28.

            (a) increase the authorized number of shares of the Preferred Stock or of any series thereof,

            (b) create shares of stock of any class ranking prior to or on a parity with any series of the Preferred Stock with respect to any preferences or voting powers, and

            (c) authorize a new series of the Preferred Stock having preferences or voting powers ranking prior to or on a parity with any series of the Preferred Stock with respect to any preferences or voting powers.

In no event shall the Preferred Stock be entitled to more than one vote in respect of each share of stock.

C.    Limitations, Relative Rights and Powers
      in Respect of Shares of Common Stock.

      (l) After the requirements with respect to preferential dividends, if any, on the Preferred Stock (fixed pursuant to Section B) shall have been met and after the Corporation shall have complied with all the requirements, if any, with respect to the setting aside of sums as purchase, retirement or sinking funds (fixed pursuant to Section B), then and not otherwise the holders of Common Stock shall be entitled to receive such dividends as may be declared from time to time by the Board of Directors.

      (2) After distribution in full of the preferential amount, if any, (fixed pursuant to Section B) to be distributed to the holders of Preferred Stock in the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Corporation, the holders of the Common Stock shall be entitled to receive all the remaining assets of the Corporation of whatever kind available for the distribution to stockholders ratably in proportion to the number of shares of Common Stock held by them respectively.


      (3) Except as may be otherwise required by law or by this Certificate of Incorporation, each holder of Common Stock shall have one vote in respect of each share of stock held by him on all matters voted upon by the stockholders.


D.  Other Provisions.

      (l) Except as may be provided in the resolution or resolutions of the Board of Directors pursuant to Section B with respect to any series of Preferred Stock, no holder of stock of any class of the Corporation shall be entitled as of right to purchase or subscribe for any part of any unissued stock of any class, or of any additional stock of any class of Capital Stock of the Corporation, or to any bonds, certificates of indebtedness, debentures, or other securities convertible into stock of the Corporation, now or hereafter authorized, but any such stock or other securities convertible into stock may be issued and disposed of pursuant to resolution by the Board of Directors to such persons, firms, corporations or associations and upon such terms and for such consideration as the Board of Directors in the exercise of its discretion may determine and as may be permitted by law. Any and all shares of stock so issued for which the consideration so fixed has been paid or delivered to the Corporation shall be fully paid and not liable to any further call.

      (2) In no case shall fractions of shares of any class of stock be issued by the Corporation, but in lieu thereof the Corporation shall, at its option, make a cash adjustment or issue fractional Scrip Certificates, in such form and in such denominations as shall from time to time be determined by the Board of Directors. Such Scrip Certificates shall be exchangeable on or before such date or dates as the Board of Directors may determine, when surrendered with other
          29.

similar Scrip Certificates in sufficient aggregate amounts, for certificates for fully paid and non-assessable full shares of the respective stocks for which such Scrip Certificates are exchangeable, and new Scrip Certificates of a like tenor for the remaining fraction of a share, if any. Such Scrip Certificates shall not entitle any holder thereof to voting rights, dividend rights or any other rights of a stockholder or any rights other than the rights therein set forth, and no dividend or interest shall be payable or shall accrue with respect to Scrip Certificates or the interests represented thereby. All such Scrip Certificates which are not surrendered in exchange for shares of stock on or before their respective expiration dates shall thereafter be void and of no effect whatever.

    (3) The minimum amount of capital with which the Corporation will commence business is $1,000.

                     SERIES A JUNIOR PREFERRED STOCK

      Pursuant to authority conferred by this Article FOURTH upon the Board of Directors of the Corporation, the Board of Directors, pursuant to the Amended and Restated Certificate of Designations filed in the Office of the Secretary of State of the State of Delaware on June 22, 1989, has provided for a series of Preferred Stock of the Corporation and has stated the designation and number shares, and has fixed the relative rights, preferences, and limitations thereof as follows:

      Series A Preferred Stock:

            "RESOLVED, the designation and amount of a series of Preferred Stock of the Company previously designated as "Series A Junior Participating Preferred Stock," and the voting powers, preferences and relative, participating, optional or other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof, are hereby amended and restated to read in their entirety as follows:

      Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Junior Preferred Stock" (the "Series A Preferred Stock") and the number of shares constituting such series shall be 1,900,000.

      Section 2.  Dividends and Distributions.

      A. Subject to the provisions for adjustment hereinafter set forth, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, (i) in the event the Board of Directors of the Company shall, at any time after the issuance of any share of Series A Preferred Stock, declare a cash dividend payable on the Common Stock, $.05 par value per share, of the Company (the "Common Stock"), a preferential cash dividend in an amount per share (rounded to the nearest cent) equal to 100 times the per share amount of such cash dividend declared on a share of the Common Stock and
(ii) a preferential cash dividend (the "Preferential Dividends"), if any, on the first day of January, April, July and October of each year (each a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount equal to $10 per share of Series A Preferred Stock less the per share amount of all cash dividends declared on the Series A Preferred Stock pursuant to clause (i) of this sentence since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share of Series A Preferred Stock. In the event the Board of Directors of the Company shall, at any time after the issuance of any share of Series A Preferred Stock, declare a distribution on the shares of Common Stock of the Company, whether by way of a dividend or a reclassification of stock, a recapitalization, reorganization or partial liquidation of the Company or otherwise, which is payable in cash or any debt security, debt
            30.

instrument, real or personal property or any other property (other than cash dividends subject to the immediately preceding sentence, a distribution of shares of Common Stock or other capital stock of the Company or a distribution of rights or warrants to acquire any such share, including any debt security convertible into or exchangeable for any such share, at a price less than the Fair Market Value of such share), then and in each such event each holder of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the purpose, a preferential distribution on each then outstanding share of Series A Preferred Stock of the Company, in like kind, in an amount equal to 100 times the amount of such distribution paid on a share of Common Stock (subject to the provisions for adjustment hereinafter set forth). The dividends and distributions on the Series A Preferred Stock to which holders thereof are entitled pursuant to clause (i) of the first sentence of this paragraph and pursuant to the second sentence of this paragraph are hereinafter referred to as "Series A Dividends" and the multiple of such cash and non-cash dividends on the Common Stock applicable to the determination of the Series A Dividends, which shall be 100 initially but shall be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Dividend Multiple". In the event the Company shall at any time after October 5, 1987 declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or a combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Dividend Multiple thereafter applicable to the determination of the amount of the Series A Dividends which holders of shares of Series A Preferred Stock shall be entitled to receive shall be the Dividend Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

      (B) So long as any shares of Series A Preferred Stock are outstanding, no dividend or other distribution (other than a dividend or distribution paid in shares of Common Stock) shall be paid or set apart for payment by the Company on the Common Stock, unless, in each case, the full dividends on all outstanding shares of Series A Preferred Stock to which the holders thereof are entitled shall have been paid. No dividends shall be paid or declared or set apart for payment on the Series A Preferred Stock in respect of any period unless dividends shall be or have been paid, or declared and set apart for payment, pro rata on all shares of Preferred Stock at the time outstanding of each other series which ranks equally as to dividends with the Series A Preferred Stock so that the amount of dividends declared on the Series A Preferred Stock shall bear the same ratio to the amount declared on each such other series as the accrued dividends on the Series A Preferred Stock shall bear to the accrued dividends on each such other series. Holders of shares of Series A Preferred Stock shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full dividends, as herein provided, on shares of Series A Preferred Stock. Accruals of dividends shall not bear interest.

      C. Preferential Dividends shall begin to accrue on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issuance of any shares of Series A Preferred Stock. Accrued but unpaid Preferential Dividends shall cumulate but shall not bear interest. Preferential Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding.

      Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

      (A)   Each share of Series A Preferred Stock shall entitle the
             31.

holder thereof to 1 vote on all matters submitted to a vote of the
stockholders of the Company.   Except as otherwise provided herein, in
the Restated Certificate of Incorporation or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Company.

      (B) In the event that the Preferential Dividends accrued on the Series A Preferred Stock for four or more quarterly dividend periods, whether consecutive or not, shall not have been declared and paid or set apart for payment, the holders of record of the Series A Preferred Stock, together with any other series of Preferred Stock in respect of which the following right is expressly granted by the authorizing resolutions included in the Certificate of Designations therefor, shall have the right, at the next meeting of stockholders called for the election of directors, to elect two members to the Board of Directors, which directors shall be in addition to the number required by the By-laws prior to such event, to serve until the next Annual Meeting and until their successors are elected and qualified or their earlier resignation, removal or incapacity or until such earlier time as all accrued and unpaid Preferential Dividends upon the outstanding shares of Series A Preferred Stock shall have been paid (or set aside for payment) in full. The holders of shares of Series A Preferred Stock shall continue to have the right to elect directors as provided by the immediately preceding sentence until all accrued and unpaid Preferential Dividends upon the outstanding shares of Series A Preferred Stock shall have been paid (or set aside for payment) in full. Such directors may be removed and replaced by such stockholders, and vacancies in such directorships may be filled only by such stockholders (or by the remaining director elected by such stockholders, if there be one) in the manner permitted by law; provided, however, that any such action by stockholders shall be taken at a meeting of stockholders and shall not be taken by written consent thereto.

      (C) Except as otherwise required by the Restated Certificate of Incorporation or by law or set forth herein, holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action.

      Section 4.   Certain Restrictions.

      (A) Whenever Preferential Dividends or the Series A Dividends are in arrears or the Company shall be in default of payment thereof, thereafter and until all accrued and unpaid Preferential Dividends and the Series A Dividends, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid or set aside for payment in full, and in addition to any and all other rights which any holder of shares of Series A Preferred Stock may have in such circumstances, the Company shall not

            (i) declare or pay dividends on, make any other distribu-tions on (other than a dividend or distribution paid in shares of Common Stock), or redeem or purchase or otherwise acquire for consideration, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

            (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity as to dividends with the Series A Preferred Stock, unless dividends are paid ratably on the Series A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled if the full dividends accrued thereon were to be paid;

            (iii)  except as permitted by subparagraph (iv) of this
                  32.

      paragraph 4(A), redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Company may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Company ranking junior (both as to dividends and upon liquidation, dissolution or winding up) to the Series A Preferred Stock: or

            (iv) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock (either as to dividends or upon liquidation, dissolution or winding up), except in accordance with a purchase offer made to all holders of such shares upon such terms as the Board of Directors, after consid-eration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

      (B) The Company shall not permit any Subsidiary (as hereinafter defined) of the Company to purchase or otherwise acquire for consideration any shares of stock of the Company unless the Company could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner. A "Subsidiary" of the Company shall mean any corporation or other entity of which securities or other ownership interests having ordinary voting power sufficient to elect a majority of the board of directors or other persons performing similar functions are beneficially owned, directly or indirectly, by the Company or by any corporation or other entity that is otherwise controlled by the Company.

      (C) The Company shall not issue any shares of Series A Preferred Stock except upon exercise of Rights issued pursuant to that certain Rights Agreement, dated as of September 24, 1987, as amended by First Amendment to Rights Agreement, dated as of May 25, 1989, between the Company and The Chase Manhattan Bank, N.A., a copy of which is on file with the Secretary of the Company at its principal executive office and shall be made available to stockholders of record without charge upon written request therefor addressed to said Secretary. Notwithstanding the foregoing sentence, nothing contained in the provisions hereof shall prohibit or restrict the Company from issuing for any purpose any series of Preferred Stock with rights and privileges similar to, different from, or greater than, those of the Series A Preferred Stock.

      Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Company in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares upon their retirement and cancellation shall become authorized but unissued shares of Preferred Stock, without designation as to series, and such shares may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors.

      Section 6. Liquidation, Dissolution or Winding Up. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, no distribution shall be made (i) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless the holders of shares of Series A Preferred Stock shall have received, subject to adjustment as hereinafter provided, (A) $300 per one-hundredth share plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, or (B) if greater than the amount specified in clause (i)(A) of this sentence, an amount equal to 100 times the aggregate amount to be distributed per share to holders of Common Stock, as the same may be adjusted as hereinafter provided, and (ii) to the holders of stock ranking on a parity upon liquidation, dissolution or winding up with the

Series A Preferred Stock, unless simultaneously therewith distributions are made ratably on the Series A Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of shares of Series A Preferred Stock are entitled under clause
(i)(A) of this sentence and to which the holders of such parity shares are entitled, in each case upon such liquidation, dissolution or winding up. The amount to which holders of Series A Preferred Stock may be entitled upon liquidation, dissolution or winding up of the Company pursuant to clause (i)(B) of the foregoing sentence is hereinafter referred to as the "Participating Liquidation Amount" and the multiple of the amount to be distributed to holders of shares of Common Stock upon the liquidation, dissolution or winding up of the Company applicable pursuant to said clause to the determination of the Participating Liquidation Amount, as said multiple may be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Liquidation Multiple". In the event the Company shall at any time after October 5, 1987 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or split or a combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Liquidation Multiple thereafter applicable to the determination of the Participating Liquidation Amount to which holders of Series A Preferred Stock shall be entitled after such event shall be the Liquidation Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

      Section 7.  Certain Reclassifications and Other Events.

      (A) In the event that holders of shares of Common Stock of the Company receive after October 5, 1987 in respect of their shares of Common Stock any share of capital stock of the Company (other than any share of Common Stock of the Company), whether by way of reclassification, recapitalization, reorganization, dividend or other distribution or otherwise (a "Transaction"), then and in each such event the dividend rights and rights upon the liquidation, dissolution or winding up of the Company of the shares of Series A Preferred Stock shall be adjusted so that after such event the holders of Series A Preferred Stock shall be entitled, in respect of each share of Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such adjustment, to
(i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such Transaction multiplied by the additional dividends which the holder of a share of Common Stock shall be entitled to receive by virtue of the receipt in the Transaction of such capital stock and (ii) such additional distributions upon liquidation, dissolution or winding up of the Company as equal the Liquidation Multiple in effect immediately prior to such Transaction multiplied by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Company by virtue of the receipt in the Transaction of such capital stock, as the case may be, all as provided by the terms of such capital stock.

      (B) In the event that holders of shares of Common Stock of the Company receive after October 5, 1987 in respect of their shares of Common Stock any right or warrant to purchase Common Stock (including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for Common Stock) at a purchase price per share less than the Fair Market Value (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then and in each such event the dividend rights and rights upon the liquidation, dissolution or winding up of the Company of the shares of Series A Preferred Stock shall each be adjusted so that after such event the Dividend Multiple and the Liquidation Multiple shall each be the product of the Dividend Multiple and the Liquidation Multiple, as the case may be, in effect immediately prior to such event multiplied by a
           34.

fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the maximum number of shares of Common Stock which could be acquired upon exercise in full of all such rights or warrants and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock which could be purchased, at the Fair Market Value of the Common Stock at the time of such issuance, by the maximum aggregate consideration payable upon exercise in full of all such rights or warrants.

      (C) In the event that holders of shares of Common Stock of the Company receive after October 5, 1987 in respect of their shares of Common Stock any right or warrant to purchase capital stock of the Company (other than shares of Common Stock), including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for capital stock of the Company (other than Common Stock), at a purchase price per share less than the Fair Market Value of such shares of capital stock on the date of issuance of such right or warrant, then and in each such event the dividend rights and rights upon liquidation, dissolution or winding up of the Company of the shares of Series A Preferred Stock shall each be adjusted so that after such event each holder of a share of Series A Preferred Stock shall be entitled, in respect of each share of Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such event, to receive (i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such event multiplied, first, by the additional dividends to which the holder of a share of Common Stock shall be entitled upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction (as hereinafter defined) and (ii) such additional distributions upon liquidation, dissolution or winding up of the Company as equal the Liquidation Multiple in effect immediately prior to such event multiplied, first, by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Company upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction. For purposes of this paragraph, the "Discount Fraction" shall be a fraction the numerator of which shall be the difference between the Fair Market Value of a share of the capital stock subject to a right or warrant distributed to holders of shares of Common Stock of the Company as contemplated by this paragraph immediately after the distribution thereof and the purchase price per share for such share of capital stock pursuant to such right or warrant and the denominator of which shall be the Fair Market Value of a share of such capital stock immediately after the distribution of such right or warrant.

      (D) For purposes of this Section 7, the "Fair Market Value" of a share of capital stock of the Company (including a share of Common Stock) on any date shall be deemed to be the average of the daily closing price per share thereof over the 30 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date; provided, however, that, in the event that such Fair Market Value of any such share of capital stock is determined during a period which includes any date that is within 30 Trading Days after (i) the ex-dividend date for a dividend or distribution on stock payable in shares of such stock or securities convertible into shares of such stock, or (ii) the effective date of any subdivision, split, combination, consolidation, reverse stock split or reclassification of such stock, then, and in each such case, the Fair Market Value shall be appropriately adjusted by the Board of Directors of the Company to take into account ex-dividend or post-effective date trading. The closing price for any day shall be the last sale price, regular way, or, in case, no such sale takes place on such day, the average of the closing bid and asked prices, regular way (in either case, as reported in the applicable transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange), or, if the shares are not listed or admitted
             35.

to trading on the New York Stock Exchange, as reported in the applicable transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares are listed or admitted to trading or, if the shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or if on any such date the shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the shares selected by the Board of Directors of the Company. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the shares are listed or admitted to trading is open for the transaction of business or, if the shares are not listed or admitted to trading on any national securities exchange, on which the New York Stock Exchange or such other national securities exchange as may be selected by the Board of Directors of the Company is open. If the shares are not publicly held or not so listed or traded on any day within the period of 30 Trading Days applicable to the determination of Fair Market Value thereof as aforesaid, "Fair Market Value" shall mean the fair market value thereof per share as determined in good faith by the Board of Directors of the Company. In either case referred to in the foregoing sentence, the determination of Fair Market Value shall be described in a statement filed with the Secretary of the Company.

      Section 8. Consolidation, Merger, etc. In case the Company shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each outstanding share of Series A Preferred Stock shall at the same time be similarly exchanged for or changed into the aggregate amount of stock, securities, cash and/or other property (payable in like kind), as the case may be, for which or into which each share of Common Stock is changed or exchanged multiplied by the higher of the Dividend Multiple or the Liquidation Multiple in effect immediately prior to such event.

      Section 9.  Effective Time of Adjustments.

      (A) Adjustments to the Series A Preferred Stock required by the provisions hereof shall be effective as of the time at which the event requiring such adjustments occurs.
      (B) The Company shall give prompt written notice to each holder of a share of Series A Preferred Stock of the effect of any adjustment to the dividend rights or rights upon liquidation, dissolution or winding up of the Company of such shares required by the provisions hereof. Notwithstanding the foregoing sentence, the failure of the Company to give such notice shall not affect the validity of or the force or effect of or the requirement for such adjustment.

      Section 10. No Redemption. The shares of Series A Preferred Stock shall not be redeemable at the option of the Company or any holder thereof. Notwithstanding the foregoing sentence of this Section, the Company may acquire shares of Series A Preferred Stock in any other manner permitted by law, the provisions hereof and the Restated Certificate of Incorporation of the Company.

      Section 11. Ranking. Unless otherwise provided in the Restated Certificate of Incorporation of the Company or a Certificate of Designations relating to a subsequent series of preferred stock of the Company, the Series A Preferred Stock shall rank junior to all other series of the Company's Preferred Stock as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding up and senior to the Common Stock.

      Section 12. Amendment. The provisions hereof and the Restated Certificate of Incorporation of the Company shall not be amended in any
                36.

manner which would adversely affect the rights, privileges or powers of the Series A Preferred Stock without, in addition to any other vote of stockholders required by law, the affirmative vote of the holders to two-thirds or more of the outstanding shares of Series A Preferred Stock, voting together as a single class."

FIFTH:    The private property of the stockholders shall not be subject to the payment of corporate debts to any extent whatever.

SIXTH:    The Corporation shall have perpetual existence.


SEVENTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the Corporation, and it is expressly provided that the same are intended to be in furtherance and not in limitation or exclusion of the powers conferred by statute:

      (1) The number of directors of the Corporation (exclusive of directors (the "Preferred Stock Directors") who may be elected by the holders of any one or more series of Preferred Stock which may at any time be outstanding, voting separately as a class or classes) shall not be less than ten nor more than eighteen, the exact number within said limits to be fixed from time to time solely by resolution of the Board of Directors, acting by not less than a majority of the directors then in office.

      (2) The Board of Directors (exclusive of Preferred Stock Directors) shall be divided into three classes, with the term of office of one class expiring each year. At the annual meeting of shareholders in 1985, five directors of the first class shall be elected to hold office for a term expiring at the annual meeting of shareholders in 1986, six directors of the second class shall be elected to hold office for a term expiring at the annual meeting of shareholders in 1987 and six directors of the third class shall be elected to hold office for a term expiring at the annual meeting of shareholders in 1988. Commencing with the annual meeting of shareholders in 1986, directors of each class the term of which shall then expire shall be elected to hold office for a three-year term and until the election and qualification of their respective successors in office. In case of any increase in the number of directors (other than Preferred Stock Directors), the number of directors in each class shall be as nearly equal as possible. Election of directors need not be by ballot unless the By-laws so provide.

      (3) Subject to the rights of the holders of any one or more series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled solely by the Board of Directors, acting by not less than a majority of the Directors then in office. Any director so chosen shall hold office until the next election of the class for which such directors shall have been chosen and until his successor shall be elected and qualified. No decrease in the number of directors shall shorten the term of any incumbent director.

      (4) Subject to the rights of the holders of any one or more series of Preferred Stock then outstanding, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and only by the affirmative vote of at least 80% of all of the outstanding shares of capital stock of the Corporation as are entitled to vote generally in the election of directors ("Voting Stock"), voting together as a single class.

      (5) The By-laws may prescribe the number of directors necessary to constitute a quorum and such number may be less than a majority of the total number of directors, but shall not be less than one-third of the total number of directors.

                37.

      (6) Both shareholders and directors shall have power, if the By-laws of the Corporation so provide, to hold their meetings either within or without the State of Delaware, to have one or more offices in addition to the principal office in the State of Delaware, and to keep the books of the Corporation (subject to the provisions of the statutes) outside of the State of Delaware at such places as may from time to time be designated by them.

      (7) The Board of Directors shall have power to determine from time to time whether and if allowed under what conditions and regulations the accounts, and except as otherwise provided by statute or by this Certificate of Incorporation, the books of the Corporation shall be open to the inspection of the shareholders, and the shareholders' rights in this respect are and shall be restricted or limited accordingly, and no shareholder shall have any right to inspect any account or book or document of the Corporation except as conferred by statute or by this Certificate of Incorporation, or authorized by the Board of Directors or by a resolution of the shareholders.

      (8) The Board of Directors shall have the power to adopt, amend or repeal the By-laws of the Corporation.

      (9) The Board of Directors acting by a majority of the whole board shall have power to appoint three or more of their number to constitute an Executive Committee, which Committee shall, when the Board of Directors is not in session and subject to the By-laws, have and exercise any or all of the powers of the Board of Directors in the management of the business and affairs of the Corporation and shall have power to authorize the seal of the Corporation to be affixed to all papers which may require it. The Board of Directors acting by a majority of the whole board shall also have power to appoint any other committee or committees, such committees to have and exercise such powers as shall be conferred by the Board of Directors or be authorized by the By-laws.

      (10) Except as may be otherwise provided by statute or in this Certificate of Incorporation, the business and affairs of this Corporation shall be managed under the direction of the Board of Directors.

      (11) Directors, for their services as such, may be paid such compensation as may be fixed from time to time by the Board of Directors.

      (12) The Board of Directors shall have power from time to time to fix and determine and vary the amount of the working capital of the Corporation and, subject to any restrictions contained in the Certificate of Incorporation, to direct and determine the use and disposition of any surplus over and above the capital stock paid in, and in its discretion to use and apply any such surplus in purchasing or acquiring property, bonds or other obligations of the Corporation or shares of its own capital stock, to such extent and in such manner and upon such terms as the Board of Directors shall deem expedient, but any shares of such capital stock so purchased or acquired may be resold unless such shares shall have been retired in the manner provided by law for the purpose of decreasing the Corporation's capital stock.

      (13) Notwithstanding any other provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class of Voting Stock required by law or this Certificate of Incorporation, the affirmative vote of the holders of at least 80% of all of the then outstanding shares of Voting Stock, voting together as a single class, shall be required to alter, amend or repeal paragraphs (1), (2), (3), (4), (5),
(8), (10) or this paragraph (13) of this Article SEVENTH.

      (14)  The liability of the Corporation's Directors to the
Corporation or its shareholders shall be eliminated to the fullest extent permitted by the Delaware General Corporation Law as amended from
                     38.

time to time. No amendment to or repeal of this paragraph (14) of Article SEVENTH shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

      Notwithstanding any other provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class of Voting Stock required by law or this Certificate of Incorporation, the affirmative vote of the holders of at least 80% of all of the then outstanding shares of Voting Stock, voting together as a single class, shall be required to alter, amend or repeal this paragraph (14) of this Article SEVENTH.

      (15) Any action required or permitted to be taken by the shareholders of the Corporation must be effected solely at a duly called annual or special meeting of such holders and may not be effected by any consent in writing by such holders.

EIGHTH:
A.  Applicability of Article.

      Except as otherwise expressly provided in Section C of this Article EIGHTH, none of the actions or transactions listed below shall be effected by the Corporation, or approved by the Corporation as a shareholder of any majority-owned subsidiary of the Corporation if, as of the record date for the determination of the shareholders entitled to vote thereon, any Related Person (as hereinafter defined) exists, unless the applicable requirements of Sections B, C, D, E and F of this Article EIGHTH are fully complied with:

      (1) any merger or consolidation of the Corporation or any of its subsidiaries into or with such Related Person;

      (2) any sale, lease, exchange or other disposition of all or any substantial part of the assets of the Corporation or any of its majority-owned subsidiaries to or with such Related Person;

      (3) the issuance or delivery of any Voting Stock, or securities convertible into or exchangeable or exercisable for any Voting Stock, or of voting securities of any of the Corporation's majority-owned subsidiaries to such Related Person in exchange for cash, other assets or securities, or a combination thereof; or

      (4) any voluntary dissolution or liquidation of the Corporation.

B.    Stockholder Vote Required.

      The actions and transactions described in Section A of this Article EIGHTH shall have been authorized by the affirmative vote of at least 80% of all of the outstanding shares of Voting Stock, voting together as a single class.

C.    Minimum Price Required.

      Notwithstanding Section B hereof, the 80% voting requirement shall not be applicable if (1) any action or transaction specified in Section A hereof is approved by the Corporation's Board of Directors and by a majority of the Continuing Directors (as hereinafter defined); provided, however, that if there are not at least five Continuing Directors this exception for approval by the Board of Directors shall not be applicable or (2) in the case of any action or transaction pursuant to which the holders of the capital stock of the Corporation are entitled to receive cash, property, securities or other consideration, the cash or fair market value of the property, securities or other consideration to be received per share by holders of the capital stock of the Corporation in such action or transaction is not less than the higher of (a) the highest price per share paid by the Related Person
                39.

in acquiring any of its holdings of capital stock of the Corporation, or
(b) the highest closing sale price on any day either since the Related Person acquired its first share of capital stock of the Corporation which it continues to own or control or during the five years preceding the date of consideration of the action or transaction by the Corporation's Board of Directors, whichever period is shorter; such highest closing sale price shall be determined by the reports of closing sale prices on the Composite Tape for New York Exchange Listed Stocks or, if such stock is not quoted on the Composite Tape on the New York Stock Exchange or other principal United States securities exchange on which such stock is listed or, for any period when such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock on the National Association of Securities Dealers, Inc. Automated Quotation System; such price, in either case (a) or (b), to be proportionately adjusted for any subsequent increase or decrease in the number of issued shares of the Corporation's capital stock resulting from a subdivision or consolidation of shares or any other capital adjustments, the payment of a stock dividend, or other increase or decrease in such shares of capital stock effected without receipt of consideration by the Corporation.

D.    Restrictions on Certain Actions.

      After becoming a Related Person and prior to consummation of such action or transaction (1) such Related Person shall not have acquired from the Corporation or any of its majority-owned subsidiaries any newly issued or treasury shares of capital stock or any newly issued securities convertible into or exchangeable for capital stock of the Corporation or any of its majority-owned subsidiaries, directly or indirectly (except upon conversion or exchange of convertible or exchangeable securities acquired by it prior to becoming a Related Person or as a result of a pro rata stock dividend or stock split or other distribution of stock to all shareholders pro rata); (2) such Related Person shall not have received the benefit directly or indirectly (except proportionately as a shareholder) of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by the Corporation or any of its majority-owned subsidiaries, or made any major changes in the Corporation's or any of its majority-owned subsidiaries' businesses or capital structures or reduced the current rate of dividends payable on the Corporation's capital stock below the rate in effect immediately prior to the time such Related Person became a Related Person (the current rate of dividends being the ratio of the current dividend to the net income of the Corporation for the full fiscal quarter immediately preceding the quarter in which such dividend is paid; and the rate of dividends in effect immediately prior to the time such Related Person became a Related Person being the ratio of (a) the aggregate dividends paid during the four full fiscal quarters immediately preceding the time such Related Person became a Related Person to (b) the aggregate net income of the Corporation for the four successive full fiscal quarters immediately preceding the last quarter in which such dividends were paid); and (3) such Related Person shall have taken all required actions to ensure that the Corporation's Board of Directors includes representation by Continuing Directors (as hereinafter defined) at least proportionate to the stockholdings of the Corporation's remaining public shareholders (as hereinafter defined), with a Continuing Director to occupy any Board position resulting from a fraction and, in any event, with at least one Continuing Director to serve on the Board so long as there are any remaining public shareholders.

E.    Proxy Statement Required.

      A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, as amended, whether or not the Corporation is then subject to such requirements, shall be mailed to the shareholders of the Corporation for the purpose of soliciting shareholder approval of such action or transaction and shall contain at the front thereof, in a prominent place, any recommendations as to the advisability or
              40.

inadvisability of the action or transaction which the Continuing
Directors may choose to state.

F.    Certain Definitions.

      For the purpose of this Article EIGHTH, (1) the term "Related Person" shall mean any other corporation, person or entity (including any Affiliate thereof), other than this Corporation, any of its subsidiaries or any officer or employee thereof who holds only voting power pursuant to proxies which beneficially owns or controls, directly or indirectly, 10% or more of the outstanding shares of Voting Stock,
(2) a Related Person shall be deemed to own or control, directly or indirectly, any outstanding shares of Voting Stock owned by it of record or beneficially, including without limitation shares (a) which it has the right to acquire pursuant to any agreement, or upon exercise of conversion rights, warrants or options, or otherwise or (b) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (a) above), by any other corporation, person or other entity (x) with which it or its Affiliate or Associate (as hereinafter defined) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of Voting Stock or (y) which is its "Affiliate" (other than the Corporation) or "Associate" (other than the Corporation) as those terms are defined in the General Rules and Regulations under the Securities Exchange Act of 1934, as amended; (3) the term "Voting Stock" shall mean such shares of capital stock of the Corporation as are entitled to vote generally in the election of directors; (4) the term "Continuing Director" shall mean a director who was a member of the Board of Directors of the Corporation immediately prior to the time that any Related Person involved in the proposed action or transaction became a Related Person or a director nominated by a majority of the remaining Continuing Directors; and (5) the term "remaining public shareholders" shall mean the holders of the Corporation's capital stock other than the Related Person.

G.    Determinations by the Board of Directors.

      The Board of Directors of the Corporation shall have the power and duty to determine for the purposes of this Article EIGHTH, on the basis of information then known to the Board of Directors, whether (1) any Related Person exists or is an Affiliate or an Associate of another and
(2) any proposed sale, lease, exchange, or other disposition of part of the assets of the Corporation or any majority-owned subsidiary involves a substantial part of the assets of the Corporation or any of its subsidiaries. Any such determination by the Board of Directors shall be conclusive and binding for all purposes.

H.    Alteration, Amendment or Repeal.

      Notwithstanding any other provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class of Voting Stock required by law or this Certificate of Incorporation, the affirmative vote of the holders of at least 80% of all of the then outstanding shares of Voting Stock, voting together as a single class, shall be required to alter, amend or repeal this Article EIGHTH.

NINTH:  The Corporation reserves the right to amend, alter, change
or    repeal any provision contained in this Certificate of
Incorporation in the manner now or hereafter prescribed by statute and all rights conferred upon the stockholders herein are granted subject to this reservation.

      IN WITNESS WHEREOF, said PFIZER INC. has caused its corporate seal to be hereunto affixed and this certificate to be signed by
C. L. Clemente its Secretary and attested by Terence J. Gallagher, its Assistant Secretary, this 27th day of April, 1995.


                              41.

      PFIZER INC.                   PFIZER INC.
      Corporate
        Seal
        1942
      Delaware                            By s/ C. L. CLEMENTE
                                                  Secretary





ATTEST:



By  s/ TERENCE J. GALLAGHER
       Assistant Secretary

                       42.
                                                             Exhibit 11

                  PFIZER INC. AND SUBSIDIARY COMPANIES
                COMPUTATION OF EARNINGS PER COMMON SHARE
                    (millions, except per share data)
                               (Unaudited)

                                               Three Months Ended
                                             April 2,     April 3,
                                               1995         1994
Net income                                   $420.4       $370.7

Weighted average number of common
  shares outstanding                          305.3        309.1
Common share equivalents (a)                    6.0          4.1
Weighted average number of common
  shares and common share equivalents
  used to compute earnings per common
  share                                       311.3        313.2

Earnings per common share                    $ 1.35       $ 1.18

Net income for fully diluted
 earnings per common share computation       $420.4       $370.7

Weighted average number of common
  shares outstanding                          305.3        309.1
Common share equivalents and other
  dilutive securities (a)                       6.8          4.2
Weighted average number of common
  shares and common share equivalents
  used to compute fully diluted earnings
  per common share                            312.1        313.3

Fully diluted earnings per common share(b)   $ 1.35       $ 1.18

(a) Includes common share equivalents applicable to stock option plans.

(b)   This calculation is submitted in accordance with Regulation S-K item 601(b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.


Note: In April 1995, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend payable June 30, 1995 to shareholders of record on June 1, 1995. The above common share data reflect reported information that has not been adjusted for this two-for-one split.


                           43.
                                                                  Exhibit 12

                              PFIZER INC. AND SUBSIDIARY COMPANIES
                      COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (a)
                                      (millions of dollars)
                                           (Unaudited)
                       Three
                      Months
                       Ended
                      April 2,              Year Ended December 31,
                        1995     1994     1993     1992      1991     1990
Determination of
earnings:

 Income before
  provision for
  taxes on income,
  minority interests,
  and cumulative
  effect of
  accounting
  changes             $630.9   $1,861.5  $851.4  $1,534.8  $  943.7  $1,103.3
   Less:
    Minority
     interests           2.3        4.6     2.6       2.7       3.2       4.2
    Undistributed
     earnings/
     (losses) of
     unconsolidated
     subsidiaries       (2.8)       (.7)     .7       8.5        .8       (.3)

    Adjusted income    631.4    1,857.6   848.1   1,523.6     939.7   1,099.4

 Fixed charges          57.5      158.4   135.6     130.1     155.2     153.8

      Total earnings
      as defined      $688.9   $2,016.0  $983.7  $1,653.7  $1,094.9  $1,253.2

Fixed charges and
other:

 Rents                $  7.8   $   31.5  $ 29.1  $   26.7  $   25.1  $   21.3
 Interest               49.7      126.9   106.5     103.4     130.1     132.5

   Fixed charges        57.5      158.4   135.6     130.1     155.2     153.8
 Capitalized
  interest               2.1       14.7    14.0      12.2       8.0       9.9

  Total fixed
    charges           $ 59.6   $  173.1  $149.6  $  142.3  $  163.2  $  163.7

Ratio of earnings
 to fixed charges       11.6       11.6     6.6      11.6       6.7       7.7

(a) The ratio of earnings to fixed charges represents the historical ratio of the Company and is calculated on a total enterprise basis. The ratio is computed by dividing the sum of earnings before provision of taxes and fixed charges (excluding capitalized interest) by fixed charges. Fixed charges represent interest (including capitalized interest) and amortization of debt discount and one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.



              44.
                                                             Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


      We hereby acknowledge the incorporation by reference of our report dated May 12, 1995, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended April 2, 1995 in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 in Registration Statement on Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435), in the Registration Statement on Form S-8 dated December 20, 1994 (File No 33-56979) and in the Registration Statement on Form S-4 dated February 14, 1995 (File No. 33-57709).

      Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.





                                                KPMG Peat Marwick LLP


New York, New York
May 12, 1995