Form 10-Q
period 1995-07-02
PFIZER INC
filed 1995-08-14
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 2, 1995

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

At July 31, 1995, there were 634,217,993 shares par value
$.05, of the issuer's common stock outstanding.

                                     PFIZER INC.

                                      FORM 10-Q

                                For the Quarter Ended
                                    July 2, 1995

                                  Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.

   Financial Statements:                                                   Page

     Condensed Consolidated Statement of Income for
       the three months and six months ended
       July 2, 1995 and July 3, 1994                                          3

     Condensed Consolidated Balance Sheet at
       July 2, 1995, December 31, 1994 and July 3, 1994                       4

     Condensed Consolidated Statement of Cash Flows for the
       six months ended July 2, 1995 and July 3, 1994                         5

     Notes to Condensed Consolidated Financial Statements                     6

   Independent Auditors' Report                                               9

Item 2.

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                            10

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                          19

Item 4.

   Submission of Matters to a Vote of Security Holders                        24

Item 6.

   Exhibits and Reports on Form 8-K                                           25

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PFIZER INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
                                        Three Months Ended    Six Months Ended
                                        July 2,   July 3,    July 2,    July 3,
                                          1995      1994       1995       1994

(millions of dollars, except
 per share data)


Net sales . . . . . . . . . . . . . . . $2,482.0  $1,923.3   $4,884.9   $3,906.2

Costs and expenses
 Cost of sales  . . . . . . . . . . . .    603.3     464.1    1,154.8      896.3
 Selling, informational and
   administrative expenses. . . . . . .    984.1     800.0    1,848.9    1,530.5
 Research and development expenses  . .    358.2     262.0      674.8      516.7
 Other deductions--net. . . . . . . . .     60.9      27.4      100.0       62.9

Income before provision for taxes on
 income and minority interests  . . . .    475.5     369.8    1,106.4      899.8

Provision for taxes on income . . . . .    156.9     110.9      365.1      269.9

Minority interests. . . . . . . . . . .      2.3       1.7        4.6        2.0


Net income. . . . . . . . . . . . . . . $  316.3  $  257.2   $  736.7   $  627.9


Earnings per common share . . . . . . . $    .50  $    .42   $   1.18   $   1.01


Cash dividends per common share . . . . $    .26  $   .235   $    .52   $    .47


See accompanying Notes to Condensed Consolidated Financial Statements.

                         PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)                          July 2,    Dec. 31,     July 3,
                                                1995*      1994**       1994*

                                        ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . .$   623.6    $ 1,458.5   $   804.1
  Short-term investments. . . . . . . . . . .  1,018.4        560.1       614.4
  Accounts receivable, less allowances
    July 2, 1995 - $52.9; Dec. 31, 1994 -
    $44.1; July 3, 1994 - $40.6 . . . . . . .  2,083.1      1,665.0     1,548.6
  Short-term loans. . . . . . . . . . . . . .    269.2        361.3       405.7
  Inventories
    Finished goods. . . . . . . . . . . . . .    934.2        528.0       500.9
    Work in process . . . . . . . . . . . . .    442.7        534.9       540.2
    Raw materials and supplies. . . . . . . .     90.5        202.0       198.5
      Total inventories . . . . . . . . . . .  1,467.4      1,264.9     1,239.6
  Prepaid expenses and taxes. . . . . . . . .    520.4        478.6       559.3
      Total current assets. . . . . . . . . .  5,982.1      5,788.4     5,171.7
Long-term loans and marketable securities . .    673.5        724.3       723.3
Property, plant and equipment, less
  accumulated depreciation
    July 2, 1995 - $2,123.1;
    Dec. 31, 1994 - $1,919.7;
    July 3, 1994 - $1,829.0 . . . . . . . . .  3,589.7      3,073.2     2,805.6
Goodwill, less accumulated amortization
  July 2, 1995 - $65.4; Dec. 31, 1994 -
  $48.2; July 3, 1994 - $42.0 . . . . . . . .  1,218.2        325.7       288.7
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . .  1,481.9      1,186.9     1,110.6
      Total assets. . . . . . . . . . . . . .$12,945.4    $11,098.5   $10,099.9

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt
      July 2, 1995 - $4.1; Dec. 31, 1994 -
      $6.5; July 3, 1994 - $1.4 . . . . . . .$ 3,059.5    $ 2,220.0   $ 1,836.2
  Accounts payable. . . . . . . . . . . . . .    715.1        524.9       427.1
  Income taxes payable. . . . . . . . . . . .    722.1        731.1       617.6
  Dividends payable . . . . . . . . . . . . .    164.1          --        149.0
  Accrued compensation and related items. . .    397.8        419.0       346.1
  Other current liabilities . . . . . . . . .  1,043.9        930.9       910.2
      Total current liabilities . . . . . . .  6,102.5      4,825.9     4,286.2

Long-term debt. . . . . . . . . . . . . . . .    611.2        604.2       570.2
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . .    431.3        432.6       443.2
Deferred taxes on income. . . . . . . . . . .    254.3        211.7       239.2
Other non-current liabilities . . . . . . . .    672.1        661.4       776.3
Minority interests. . . . . . . . . . . . . .     44.8         38.8        36.8
      Total liabilities . . . . . . . . . . .  8,116.2      6,774.6     6,351.9

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . .      --           --         --
  Common stock. . . . . . . . . . . . . . . .     34.1         34.0        33.9
  Additional paid-in capital. . . . . . . . .    840.0        651.4       462.8
  Retained earnings . . . . . . . . . . . . .  6,189.4      5,944.5     5,420.7
  Currency translation adjustment and other .    315.8        196.0       129.4
  Employee benefit trust. . . . . . . . . . .   (873.7)      (749.3)     (620.6)
  Common stock in treasury, at cost . . . . . (1,676.4)    (1,752.7)   (1,678.2)
      Total shareholders' equity. . . . . . .  4,829.2      4,323.9     3,748.0
      Total liabilities and
         shareholders' equity . . . . . . . .$12,945.4    $11,098.5   $10,099.9

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.
                     PFIZER INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
(millions of dollars)
                                                          Six Months Ended
                                                         July 2,     July 3,
                                                          1995        1994
Operating Activities
  Net income . . . . . . . . . . . . . . . . . . . . . .$  736.7    $627.9
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles . . . .   180.9     139.5
    Changes in operating assets and liabilities,
     net of effect of businesses acquired. . . . . . . .  (154.6)   (162.6)
    Other. . . . . . . . . . . . . . . . . . . . . . . .   (14.0)     (2.0)
Net cash provided by operating activities. . . . . . . .   749.0     602.8

Investing Activities
  Acquisitions, net of cash acquired . . . . . . . . . .(1,461.9)      --
  Purchases of property, plant and equipment . . . . . .  (315.7)   (289.1)
  Purchases of short-term investments. . . . . . . . . .(1,273.6)   (786.4)
  Proceeds from redemptions of short-term
    investments. . . . . . . . . . . . . . . . . . . . .   927.9     626.3
  Net change in loans and long-term investments
    by financial subsidiaries. . . . . . . . . . . . . .   206.2      (4.8)
  Purchases and redemptions of short-term
    investments by financial subsidiaries. . . . . . . .   (35.4)     29.5
  Purchases of long-term investments . . . . . . . . . .   (80.2)   (115.8)
  Other investing activities . . . . . . . . . . . . . .    75.4      49.6
Net cash used in investing activities. . . . . . . . . .(1,957.3)   (490.7)

Financing Activities
  Increase in short-term debt. . . . . . . . . . . . . .   729.2     657.7
  Purchases of common stock. . . . . . . . . . . . . . .  (108.5)   (434.9)
  Cash dividends paid. . . . . . . . . . . . . . . . . .  (327.8)   (298.9)
  Stock option transactions. . . . . . . . . . . . . . .    60.3      18.5
  Other financing activities . . . . . . . . . . . . . .    20.1      12.7
Net cash provided by/(used in) financing
  activities . . . . . . . . . . . . . . . . . . . . . .   373.3     (44.9)
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . . .      .1       7.5
Net (decrease)/increase in cash and
  cash equivalents . . . . . . . . . . . . . . . . . . .  (834.9)     74.7
Cash and cash equivalents balance at beginning
  of period. . . . . . . . . . . . . . . . . . . . . . . 1,458.5     729.4
Cash and cash equivalents balance at end
  of period. . . . . . . . . . . . . . . . . . . . . . .$  623.6    $804.1

See accompanying Notes to Consolidated Financial Statements.

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

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended May 28, 1995 and May 29, 1994.

Note 2:     Responsibility for Interim Financial Statements

Pfizer Inc. (the "Company") is responsible for the accompanying unaudited interim financial statements which reflect all normal and recurring adjustments considered necessary for a fair statement of the results for the periods presented.

The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

The results of operations for the interim periods ended July 2, 1995 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:     Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 624.8 million and 621.8 million for the first six months of 1995 and 1994, respectively. These amounts have been adjusted for the two-for-one stock split in the form of a 100% stock dividend effective June 30, 1995. For further details, see Note 8, "Stock Split," on page 8.

Note 4:     Currency Impact

An analysis of the changes in the currency translation adjustment for the six months ended July 2, 1995 is as follows:

(millions of dollars)
Currency translation adjustment December 31, 1994        $194.0
Translation adjustments and hedges                        119.0
  Currency translation adjustment July 2, 1995           $313.0

The balance sheet caption Currency translation adjustment and other also includes a net unrealized gain of $2.8 million on investment securities available for sale.

Exchange gains/(losses) included in "Other deductions--net" were as follows:

      (millions of dollars)      1995         1994
      Second Quarter             $4.5        $(4.2)
      Six Months                 $6.2        $(6.3)

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)


Note 5:     Interest Expense

Included in "Other deductions--net" was interest expense of $56.4 million and $29.6 million for the second quarters of 1995 and 1994, respectively. Interest expense for the first six months of 1995 and 1994 was $105.9 million and $63.8 million, respectively.

Note 6:     Acquisitions

In January 1995, the Company acquired the capital stock of certain subsidiaries of SmithKline Beecham plc operating solely in the animal health business and certain net assets used in the animal health business from other SmithKline Beecham plc subsidiaries for approximately $1.5 billion including direct costs of the acquisition. The acquisition was substantially financed at closing by the issuance of commercial paper. The SmithKline Beecham animal health (SBAH) business is a global business which manufactures and sells products in four principal categories: vaccines, anti-infectives, productivity enhancers and parasiticides.

This acquisition has been recorded under the purchase method of accounting. The Company's first-half 1995 results include six months of SBAH's activity in the U.S. and five months in international markets. The excess of the purchase price over the estimated fair value of the tangible net assets acquired has been allocated to identifiable intangibles of approximately $280 million and goodwill of approximately $800 million. The goodwill and identifiable intangibles are being amortized on a straight-line basis over periods of 10 to 40 years.

Sales of the SBAH business were approximately $261 million for the first six months of 1994. Pro forma net income and earnings per share for the first six months of 1994 that reflect this acquisition as if it had occurred as of the beginning of the period result in a negative impact of approximately 3% on both reported amounts. Pro forma results include a period comparable to the first six months of 1995 as well as interest expense and amortization of goodwill and other intangibles related to the acquisition. The pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition actually occurred as of the beginning of the period nor are these results indicative of future consolidated results of operations.

In March 1995, the Company acquired NAMIC U.S.A. Corporation for approximately 4.4 million of the Company's common shares in a stock for stock transaction valued at approximately $170 million including direct costs of the acquisition. This acquisition was accounted for under the purchase method of accounting. Pro forma results of operations that reflect this acquisition as if it had occurred at the beginning of the periods presented would not be materially different from the reported amounts. Results of operations have been included in the Condensed Consolidated Statement of Income from April 3, 1995.

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)


Note 7:     Financial Instruments

During the second quarter of 1995, the Company adjusted its existing Japanese yen option hedging program in order to enhance the protection provided by previously purchased yen put option hedges when the prevailing yen spot rate was considerably higher than the option strike rate during the quarter. The Company purchased additional yen put options equal to $104 million with maturities through 1996. In order to offset the original put options, the Company wrote yen call options equal to $104 million with identical terms as the previously purchased put options. Both options are reported at market value and any market value changes are reported in Other deductions--net. Due to the fact that these positions effectively offset, there is no net impact on earnings.

Note 8:     Stock Split

In April 1995, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend effective on June 30, 1995 to shareholders of record on June 1, 1995. The split followed a vote by Pfizer shareholders to increase the number of authorized common shares from 750 million to 1.5 billion and to decrease the par value from $.10 to $.05 per share. The number of shares and the per share amounts included in these consolidated financial statements have been restated to reflect the stock split.
                      INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of July 2, 1995 and July 3, 1994, and the related condensed consolidated statements of income for each of the three month and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
August 11, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     PFIZER INC. AND SUBSIDIARY COMPANIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
                       CONSOLIDATED STATEMENT OF INCOME
              FOR THE PERIODS ENDED JULY 2, 1995 AND JULY 3, 1994



(millions of dollars, except
 per share data)

                                                               Percent      Percent
                                                               Increase     Increase
                                                              Comparison   Comparison
                         Second Quarter       Six Months      2nd Quarter  Six Months
                        1995      1994      1995      1994     1995/1994   1995/1994
Net sales             $2,482.0  $1,923.3  $4,884.9  $3,906.2       29          25

Cost of sales         $  603.3  $  464.1  $1,154.8  $  896.3       30          29
  % of net sales         24.3%     24.1%     23.6%     23.0%
Production margin     $1,878.7  $1,459.2  $3,730.1  $3,009.9       29          24
  % of net sales         75.7%     75.9%     76.4%     77.0%

Selling,
  informational
  and administrative
  expenses            $  984.1  $  800.0  $1,848.9  $1,530.5       23          21
  % of net sales         39.6%     41.6%     37.9%     39.2%

Research and
  development
  expenses            $  358.2  $  262.0  $  674.8  $  516.7       37          31
  % of net sales         14.4%     13.6%     13.8%     13.2%

Other deductions--net $   60.9  $   27.4  $  100.0  $   62.9      122          59
  % of net sales          2.5%      1.5%      2.1%      1.6%

Income before taxes   $  475.5  $  369.8  $1,106.4  $  899.8       29          23
  % of net sales         19.2%     19.2%     22.6%     23.0%

Taxes on income       $  156.9  $  110.9  $  365.1  $  269.9       41          35

Effective tax rate       33.0%     30.0%     33.0%     30.0%

Net income            $  316.3  $  257.2  $  736.7  $  627.9       23          17
  % of net sales         12.7%     13.4%     15.1%     16.1%

Earnings per
  common share        $    .50  $    .42  $   1.18  $   1.01       19          17

Cash dividends
  per common share    $    .26  $   .235  $    .52  $    .47       11          11



For explanation of percent changes, see discussion beginning on page 13.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
              FOR THE PERIODS ENDED JULY 2, 1995 AND JULY 3, 1994

(millions of dollars)

                                                             Percent
                                                       Increase/(Decrease)
             Second Quarter                                 Comparison
          % of               % of                          2nd Qtr. 1995
          Net                Net                                from
  1995    Sales     1994     Sales                         2nd Qtr. 1994

$2,016.0   81.2   $1,598.1    83.1  Health Care                  26

   284.3   11.5      141.4     7.4  Animal Health               101

   100.4    4.0      106.7     5.5  Consumer Health Care         (6)

    81.3    3.3       77.1     4.0  Food Science                  5

$2,482.0  100.0   $1,923.3   100.0  Consolidated                 29


                                                             Percent
                                                       Increase/(Decrease)
             Six Months                                     Comparison
          % of               % of                         Six Months 1995
          Net                Net                                from
  1995    Sales     1994     Sales                        Six Months 1994

$3,983.1   81.5   $3,257.4    83.4  Health Care                  22

   557.4   11.4      286.7     7.3  Animal Health                94

   198.1    4.1      213.2     5.5  Consumer Health Care         (7)

   146.3    3.0      148.9     3.8  Food Science                 (2)

$4,884.9  100.0   $3,906.2   100.0  Consolidated                 25




For explanation of percent changes, see discussion beginning on page 13.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
              FOR THE PERIODS ENDED JULY 2, 1995 AND JULY 3, 1994

(millions of dollars)

                                                             Percent
                                                            Increase
            Second Quarter                                 Comparison
          % of               % of                         2nd Qtr. 1995
          Net                Net                               from
  1995    Sales     1994     Sales                        2nd Qtr. 1994

$1,200.6   48.4   $1,016.0    52.8  United States               18

   652.3   26.3      435.1    22.6  Europe                      50

   406.9   16.4      288.2    15.0  Asia                        41

   174.2    7.0      144.2     7.5  Canada/Latin America        21

    48.0    1.9       39.8     2.1  Africa/Middle East          21

$2,482.0  100.0   $1,923.3   100.0  Consolidated                29





                                                             Percent
                                                            Increase
              Six Months                                   Comparison
          % of               % of                        Six Months 1995
          Net                Net                               from
  1995    Sales     1994     Sales                       Six Months 1994

$2,497.6   51.1   $2,116.5    54.2  United States               18

 1,178.8   24.1      844.7    21.6  Europe                      40

   750.5   15.4      569.4    14.6  Asia                        32

   341.6    7.0      284.8     7.3  Canada/Latin America        20

   116.4    2.4       90.8     2.3  Africa/Middle East          28

$4,884.9  100.0   $3,906.2   100.0  Consolidated                25




For explanation of percent changes, see discussion beginning on page 13.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NET SALES

The following statistical data are provided to assist the reader in understanding the composition of changes affecting the increase in net sales.

                                       Sales Growth Analysis
                                       % Increase/(Decrease)
                                              Comparison
                               2nd Qtr. 1995         Six Months 1995
                                  from                   from
                               2nd Qtr. 1994         Six Months 1994

Volume                              26                     23
Price                               (1)                    (2)
Currency                             4                      4

Total net sales increase            29                     25

Consolidated net sales increased 29% in the second quarter, and 25% in the first six months of 1995 to $2,482.0 million and $4,884.9 million, respectively. Sales growth for the second quarter and the first half of 1995 was driven predominately by increased sales volume of the Company's new products. This is the first quarter in the Company's history in which four products--Norvasc, Zoloft, Diflucan and Procardia XL--each
had sales in excess of $200 million.    The strengthening of foreign
currencies, particularly in Japan and major European countries, relative to the U.S. dollar had a 4% positive effect on sales in both periods. Excluding the effect of the SmithKline Beecham animal health business, worldwide sales increased by 21% in the second quarter and 18% in the first six months of 1995 versus last year's comparable periods.

Worldwide sales of pharmaceuticals increased 28% and 24%, respectively, in the second quarter and first half of 1995 versus the comparable periods of last year. In the second quarter of 1995, U.S. pharmaceutical sales increased 17% and International pharmaceutical sales increased 40%, 11% of which was due to the impact of foreign exchange. For the first half of 1995, U.S. pharmaceutical sales increased 17% and International pharmaceutical sales increased 32%, 9% of which was due to the impact of foreign exchange.

Worldwide sales of the anti-infective Zithromax increased by 161% and 138% in the second quarter and first half of 1995, respectively, versus the comparable periods of 1994 as a result of continued strong marketplace acceptance worldwide and launches in several countries during the past 12 months. In addition, there was a rise in demand as a result of a new marketing campaign launched in the U.S. in November 1994.

In the second quarter, worldwide sales of cardiovascular drugs increased by 28% versus last year's second quarter. Sales of Norvasc, a calcium channel blocker for the treatment of hypertension and angina, increased by 72%. Sales of Cardura, an alpha blocker for the treatment of hypertension and benign prostatic hyperplasia (BPH), increased by 37%, while sales of Procardia XL showed a modest decline of 3%.

Norvasc, shown by a recent study to be safe for use in patients with congestive heart failure, has become the largest selling calcium channel blocker in 9 countries and is number 2 in several other countries. Cardura benefited from greater acceptance of alpha-blocking drugs in the treatment of hypertension and launches for BPH, notably in the U.S., the Netherlands, Spain and the U.K.

Worldwide sales of the anti-depressant Zoloft increased by 52% in the second quarter, driven by increasing acceptance of this class of drugs (selective serotonin re-uptake inhibitors) in general and of Zoloft in particular. Sales of the antifungal Diflucan increased by 29% in the quarter as a result of its greater use for systemic candidiasis worldwide and its mid-1994 approval in the U.S. as the first oral treatment for vaginal "yeast" (candida) infections.

In the second quarter, the combined worldwide sales of the Company's six newest pharmaceuticals -- Zithromax, Norvasc, Zoloft, Cardura, Diflucan and Glucotrol XL -- increased by 57% and made up 58% of total pharmaceutical sales for the quarter. The following table shows the percentage sales growth of the Company's major pharmaceuticals for the second quarter and first half of 1995:

        Net Sales Growth of Major Pharmaceuticals 1995 vs. 1994

                              Percentage Increase/(Decrease)
                                  2nd Qtr.      Six Months

     Zithromax                      161           138
     Norvasc                         72            72
     Zoloft                          52            51
     Cardura                         37            29
     Diflucan                        29            28
     Procardia XL                    (3)           (3)

Hospital Products Group's (HPG) sales grew 18% in the second quarter and 15% in the first half of 1995 reflecting the strength of new product rollouts, business expansion, and favorable exchange effects. Given the launch of new products in 1994 and the rollout of a new line of stents in Japan during the second quarter of 1995, growth in Schneider was particularly strong in the quarter. The acquisition in March 1995 of NAMIC U.S.A. Corp, which manufactures ancillary equipment for fluid administration and waste disposal in angioplasty and angiography procedures, contributed sales of $18 million, or 6% to HPG sales growth for the quarter. Exchange fluctuations increased second quarter HPG sales by 6% in the quarter.

Animal health care sales increased by 101% in the second quarter and 94% in the first half as a result of the SmithKline Beecham animal health acquisition. Sales of Dectomax, an anti-parasitic drug used in cattle increased by 89% to $20 million in the second quarter as the worldwide product rollout continued.

Consumer health care sales decreased by 6% in the quarter, reflecting increased competition and the devaluation of the peso in Mexico.

Food science sales increased 5% in the second quarter of 1995. Sales of specialty products increased 21%, reflecting an increase in sales of Litesse, a low-fat bulking agent plus strong sales of flavors. The Company has received inquiries from parties about possibly acquiring the Food Science segment and is exploring these inquiries; however, no decision has been made to sell the business.

It appears that given the strong sales performance to date, the Company's sales will exceed $10 billion for the year.

COSTS AND EXPENSES

As a percentage of net sales, cost of sales increased in the second quarter and first half of 1995 versus the comparable periods of last year. This increase was mainly due to the impact of purchase accounting relating to SmithKline Beecham Animal Health (SBAH) inventories and lower production margins for SBAH relative to the Company overall.
Costs of sales in 1994 included the recording of additional Procardia XL royalty expense in the second quarter as a result of the issuance of a composition of matter patent for nifedipene. Production margin also benefited from the reengineering of manufacturing operations, including the shutdown of a number of pharmaceutical plants to date. Selling, informational and administrative expenses as a percentage of sales decreased in the second quarter and first half of 1995 compared with the same periods of 1994. This improvement reflects the beneficial impact of the Company's continuous improvement and restructuring programs. Research and development (R&D) expenditures were up 37% and 31% in the second quarter and first half, respectively, relative to last year's comparable periods due to the rapid advancement of a number of drug candidates in late stages of development.

In 1995, the Company plans to spend approximately $1.5 billion on R&D. Health care R&D expenses, expressed as a percentage of health care net sales, were 15.1% and 15.4% in the first six months of 1995 and 1994, respectively.

Income before taxes and other deductions--net, expressed as a percentage of net sales, was approximately the same for both the first six months of 1995 and 1994. This percentage is targeted to improve by about one percentage point for the full year 1995 versus 1994.

Other Deductions--net for the second quarter and first six months of 1995 and 1994 are summarized in the following table:

       (millions of dollars)                           % Incr./
       Second Quarter              1995        1994    (dec.)
       Interest income           $(38.2)     $(28.3)      35
       Interest expense            56.4        29.6       91
       Other income                (2.6)       (6.2)     (58)
       Other deductions            45.3        32.3       40
       Other deductions--net     $ 60.9      $ 27.4      122

       Six Months
       Interest income           $(85.9)     $(50.9)      69
       Interest expense           105.9        63.8       66
       Other income                (5.0)      (10.9)     (54)
       Other deductions            85.0        60.9       40
       Other deductions--net     $100.0      $ 62.9       59

The increase in interest income in the second quarter and first six months of 1995 was due to higher interest rates and higher average levels of interest earning assets. The increase in interest expense was primarily due to higher levels of borrowings which were mainly used to finance the acquisition of the SmithKline Beecham animal health business. The increase in Other deductions in the second quarter and first half of 1995 versus last year was primarily attributable to the amortization of goodwill and other intangibles as a result of the SmithKline Beecham animal health business, partially offset by exchange gains in 1995 as opposed to exchange losses in 1994.

INCOME TAXES

The Company's effective tax rate increased from 30% in 1994 to 33% this year due to the continuing reduction of the tax benefit from the Company's Puerto Rican operations as a result of the Omnibus Budget Reconciliation Act of 1993, the expiration of the R&D tax credit and of the Section 861 R&D allocation rules during 1995 and changes in the mix of income by country. The effective tax rate of 33% could decline to 31.5% if both the tax allocation rules and the current congressional deliberation about the future of the R&D tax credit are concluded with a favorable result.

OTHER

In the first six months of 1995, approximately 2.6 million shares were purchased in the open market at an average cost of approximately $42 per share and a portion of these shares were utilized in the acquisition of NAMIC U.S.A. Corporation. In the first six months of 1994, approximately
15.0 million shares were purchased at an average cost of $29 per share.

In 1993, the Company initiated a restructuring program which included the consolidation of manufacturing facilities, the demolition of buildings resulting from the consolidation, reconfiguration and rehabilitation of remaining facilities and the consolidation of distribution and administrative organizations and infrastructures, including the consolidation of finance organizations in Europe.

Through July 2, 1995, completed restructuring initiatives reduced the workforce by approximately 1,000 people and resulted in the closing of 15 facilities. The annualized benefit of efficiencies resulting from completed efforts was approximately $61 million. The full implementation of such plans is still anticipated to lower annual operating costs by $130 million. To date, there have been no reclassifications between the components presented below, nor have there been significant changes in estimates of the cost of the plan.

The following table indicates the status of the restructuring charges by component:
                                            Utilization      Reserves
(millions of dollars)       1993       Through              Remaining
                       Restructuring   1st Qtr.   2nd Qtr.  at July 2,
                           Charges       1995      1995         1995
Employee severance
  payments                $230.7        $ 64.6     $16.3       $149.8
Operating assets to be
  sold/disposed of         211.7         107.6        .7        103.4
Closed facilities'
  costs                    101.1          25.7       4.0         71.4
Currency translation
  adjustment related
  to the liquidation/
  disposal of business      57.8          57.8       --           --
Administrative
  infrastructures           37.6          34.4       2.9           .3
Lease and third party
  contract termination
  costs                     37.0          21.7       --          15.3
Other                       14.3          11.1       1.3          1.9
                          $690.2        $322.9     $25.2       $342.1


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

In April 1995, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend which was effective on June 30, 1995 to shareholders of record on June 1, 1995. The split followed a vote in April 1995 by Pfizer shareholders to increase the number of authorized common shares from 750 million to 1.5 billion and to decrease the par value from $.10 to $.05 per share. The number of shares and the per share amounts included in the consolidated financial statements and herein are presented after giving effect to the stock split.

PROSPECTIVE FINANCIAL STANDARD

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," (SFAS No. 121), which will become effective on January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated financial position and operating results, nor will it affect the Company's cash flows.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $1,642.0 million at July 2, 1995 as compared to $2,018.6 million at December 31, 1994. Total borrowings were $3,670.7 million at July 2, 1995 as compared with $2,824.2 million at December 31, 1994. Working capital at July 2, 1995 decreased versus December 31, 1994 and July 3, 1994. The decrease in both periods was primarily attributable to increased short-term borrowings used to finance the SmithKline Beecham animal health business acquisition.
                                            July 2,  Dec. 31,  July 3,
                                             1995      1994     1994

Working capital (millions of dollars)      $(120.4)    $962.5   $885.5

Current ratio                               0.98:1     1.20:1   1.21:1

Debt to total capitalization (percentage)*     43%        40%      39%

Shareholders' equity per common share**    $  7.86     $ 7.10  $  6.16

Days of sales outstanding - trade
  accounts receivable                           77         60       71

Months of inventory on hand                    9.0        8.6      8.9


* Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding adjusted for the 1995 two-for-one stock split in the form of a 100% stock dividend.

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

      In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley et al., a case brought in the United States District Court for the Southern District of Ohio that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 20, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 8, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 4, 1994. A second appeal to the Sixth Circuit by the same appellants regarding the denial of their earlier motion to intervene is pending.
It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, nine have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

      On September 30, 1993, Dairyland Insurance Co., a carrier providing excess liability coverage ("excess carrier") in the early 1980s, commenced an action in the California Superior Court in Orange County, seeking a declaratory judgment that it was not obligated to provide insurance coverage for Shiley heart valve liability claims. On October 8, 1993, Pfizer filed cross-complaints against Dairyland and filed third-party complaints against 73 other excess carriers who sold excess liability policies covering periods from 1978 to 1985, seeking damages and declaratory judgments that they are obligated to pay for defense and indemnity to the extent not paid by other carriers. Several such claims have been resolved and the remainder are involved in pretrial discovery.

      The Company's operations are subject to federal, state, and local environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state superfund laws. Such designations are made regardless of the extent of the Company's involvement. There are also claims that the Company may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state and local laws.

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

      At approximately the time it filed the future claims class action, the CCR settled approximately 16,360 personal injury cases on behalf of Pfizer and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of cases as of June 30, 1995 is 16,917 asbestos cases against Quigley, 5,322 asbestos cases against Pfizer Inc., and 147 talc cases against Pfizer Inc.

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

      The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits brought by retail pharmacy companies in federal and state courts. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs), as well as additional actions by approximately 3,000 individual retail pharmacies (the "individual actions"). These cases, all of which have been or are in the process of being transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers have violated the Sherman Act in that they have unlawfully agreed with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to managed care companies, mail order pharmacies and certain other institutional purchasers. In addition, the individual actions also allege violations of the Robinson-Patman Act in that the manufacturers allegedly have unlawfully discriminated against retail pharmacy companies by not extending them such discounts. State court actions are pending in California, Minnesota, Washington State and Wisconsin; a further Alabama state court action has now been removed to federal court.

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

      The Internal Revenue Service (IRS) is currently completing its examination of the Company's federal income tax returns for the years 1987 through 1989. As part of this process, the Company received an examination report from the IRS in August 1995, requesting a response within 30 days, which sets forth the adjustments the IRS is proposing for those years. The proposed adjustments relate primarily to the tax accounting treatment of certain swaps and related transactions undertaken by the Company in 1987 and 1988. These transactions resulted in the receipt of cash in those years, which the Company duly reported as income for tax purposes. In 1989 (in Notice 89-21), the IRS announced that it believed cash received in certain swap transactions should be reported as income for tax purposes over the life of the swaps, rather than when received. In the case of the Company, this would cause some of the income to be reported in years subject to the Tax Reform Act of 1986. The IRS proposed adjustment involves approximately $72 million in federal taxes for the years 1987 through 1989, plus interest. If the proposed adjustment is carried through to the maturity of the transactions in 1992, an additional tax deficiency of approximately $86 million, plus interest, would result. The Company disagrees with the proposed adjustment and continues to believe that its tax accounting treatment for the transactions in question was proper. The Company intends to protest and appeal the proposed adjustments with which it disagrees. While it is impossible to determine the final disposition, the Company is of the opinion that the ultimate resolution of this matter should not have a material adverse effect on the financial position or the results of operations of the Company.

      In November 1994, Belgium tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect wholly-owned subsidiary of the Company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. The proposed adjustment arises from an assertion by the Belgium tax authorities of jurisdiction with respect to income resulting from certain transfers of property by non-Belgium subsidiaries of the Company to the Irish branch of PRDCO. In January 1995, PRDCO received an assessment from the tax authorities for additional taxes and interest of approximately $432 million and $97 million, respectively, relating to these matters. Based upon the relevant facts regarding the property transfers to the Irish branch of PRDCO and the provisions of Belgium tax laws and the written opinions of outside legal counsel, the Company believes that the assessment is wholly without merit and intends to contest it vigorously.

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

      On January 28, 1993, a purported class action entitled Kearse v. Pfizer Inc. and Howmedica Inc. was commenced in the United States District Court for the Northern District of Ohio. Howmedica Inc. ("Howmedica") is a wholly owned subsidiary of the Company. The action sought monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleged that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. On August 3, 1993, a virtually identical purported class action, Bradshaw/Davids v. Pfizer Inc. and Howmedica Inc., was brought and the Kearse case was subsequently voluntarily dismissed. The federal magistrate judge has recommended that the district court deny the plaintiffs' motion to certify the case as a class action. The Company believes that the suit is without merit and is vigorously defending it.

      During 1994, five purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina, California, Minnesota (2), and Indiana. The California, Ohio and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials.
On September 30, 1994 the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit conditionally granted plaintiffs' motion for class certification and on March 3, 1995, the court in the California suit denied plaintiffs' motion for class certification. A petition for mandamus to review the certification order in the Ohio suit is pending in the United States Court of Appeals for the Sixth Circuit. The Company believes the suits are without merit and is vigorously defending them.

Item 4:  Submission of Matters to a Vote of Security Holders

      The shareholders of the Company voted on three matters at the Company's Annual Meeting of Shareholders held on April 27, 1995. Matter
(1) related to the election of six director nominees: Ms. Grace J. Fippinger and Messrs. James T. Lynn, Paul A. Marks, Edmund T. Pratt, Jr., Felix G. Rohatyn and William C. Steere, Jr., to three-year terms. 274,266,961 votes were cast for Ms. Fippinger and 1,580,343 were withheld. 273,849,697 votes were cast for Mr. Lynn and 1,997,607 were withheld. 273,963,197 votes were cast for Dr. Marks and 1,884,107 were withheld. 271,903,411 votes were cast for Mr. Pratt and 3,943,893 were withheld. 273,278,305 votes were cast for Mr. Rohatyn and 2,568,999 were withheld. 273,901,795 votes were cast for Mr. Steere and 1,945,509 were withheld. Matter (2) related to the approval of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year 1995. 274,047,397 votes were cast for approval, 547,003 were cast against and there were 1,252,904 abstentions. Matter (3) related to the approval of an amendment to the Company's Restated Certificate of Incorporation. 248,682,391 votes were cast for approval, 24,868,228 were cast against and there were 2,221,181 abstentions.

      Based on these voting results, each of the directors nominated was elected and matters 2 and 3 were passed. As previously stated in the Company's proxy statement, the election of a director required a plurality of the votes present and entitled to vote at the meeting. Passage of matter 2 required a majority of the votes cast, and passage of matter 3 required the approval of a majority of the outstanding Common Stock. Abstentions as to matter 3 had the same effect as a vote cast "against" the proposal.

Item 6:     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1)    Exhibit 11   - Computation of Earnings Per Common
                                 Share
            2)    Exhibit 12   - Computation of Ratio of Earnings to
                                 Fixed Charges
            3)    Exhibit 15   - Accountants' Acknowledgment
            4)    Exhibit 27   - Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the second quarter ended July 2, 1995.

                  PFIZER INC. AND SUBSIDIARY COMPANIES


                               SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                                 Pfizer Inc.
                                                (Registrant)



Date:  August 11, 1995

                                          H. V. Ryan, Controller
                                      (Principal Accounting Officer and
                                           Duly Authorized Officer)

                                                             Exhibit 11


                  PFIZER INC. AND SUBSIDIARY COMPANIES
                COMPUTATION OF EARNINGS PER COMMON SHARE
                    (millions, except per share data)
                               (Unaudited)



                                    Three Months Ended        Six Months Ended
                                    July 2,     July 3,      July 2,    July 3,
                                      1995        1994         1995       1994

Net income                          $316.3      $257.2       $736.7     $627.9

Weighted average number of
 common shares outstanding           613.8       609.2        612.1      613.6
Common share equivalents (a)          13.4         8.0         12.7        8.2
Weighted average number of
 common shares and common
 share equivalents                   627.2       617.2        624.8      621.8

Earnings per common share           $  .50      $  .42       $ 1.18     $ 1.01


Net income for fully diluted
 earnings per common share
 computation                        $316.3      $257.2       $736.7     $627.9

Weighted average number of
 common shares outstanding           613.8       609.2        612.1      613.6
Common share equivalents and
 other dilutive securities (a)        14.8         8.4         14.2        8.4
Weighted average number of
 common shares and common
 share equivalents                   628.6       617.6        626.3      622.0

Fully diluted earnings per
  common share(b)                   $  .50      $  .42       $ 1.18     $ 1.01



(a)   Includes common share equivalents applicable to stock option plans.

(b) This calculation is submitted in accordance with Regulation S-K item 601(b) (11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.


Note: In April 1995, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend effective on June 30, 1995 to shareholders of record on June 1, 1995. The above common share data reflect information that has been adjusted for this two-for-one split.

                                                                      Exhibit 12

                              PFIZER INC. AND SUBSIDIARY COMPANIES
                      COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (a)
                                      (millions of dollars)
                                           (Unaudited)

                               Six
                              Months
                               Ended
                              July 2,                    Year Ended December 31,
                                1995        1994      1993     1992       1991     1990
Determination of earnings:

 Income before provision for
  taxes on income,
  minority interests,
  and cumulative effect of
  accounting changes          $1,106.4    $1,861.5   $851.4  $1,534.8   $  943.7  $1,103.3
   Less:
    Minority interests             4.6         4.6      2.6       2.7        3.2       4.2
    Undistributed
     earnings/(losses) of
     unconsolidated
     subsidiaries                 (2.9)        (.7)      .7       8.5         .8       (.3)

    Adjusted income            1,104.7     1,857.6    848.1   1,523.6      939.7   1,099.4

 Fixed charges                   123.9       158.4    135.6     130.1      155.2     153.8

      Total earnings
      as defined              $1,228.6    $2,016.0   $983.7  $1,653.7   $1,094.9  $1,253.2

Fixed charges and other:

 Rents                        $   18.0    $   31.5   $ 29.1  $   26.7   $   25.1  $   21.3
 Interest                        105.9       126.9    106.5     103.4      130.1     132.5

   Fixed charges                 123.9       158.4    135.6     130.1      155.2     153.8
 Capitalized interest              4.1        14.7     14.0      12.2        8.0       9.9

   Total fixed charges        $  128.0    $  173.1   $149.6  $  142.3   $  163.2  $  163.7

Ratio of earnings to fixed
 charges                           9.6        11.6      6.6      11.6        6.7       7.7

(a) The ratio of earnings to fixed charges represents the historical ratio of the Company and is calculated on a total enterprise basis. The ratio is computed by dividing the sum of earnings before provision for taxes and fixed charges (excluding capitalized interest) by fixed charges. Fixed charges represent interest (including capitalized interest) and amortization of debt discount and one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.

                                                             Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


      We hereby acknowledge the incorporation by reference of our report dated August 11, 1995, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended July 2, 1995 in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 in Registration Statement on Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435), in the Registration Statement on Form S-8 dated December 20, 1994 (File No 33-56979) and in the Registration Statement on Form S-4 dated February 14, 1995 (File No. 33-57709).

      Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.





                                                KPMG Peat Marwick LLP


New York, New York
August 11, 1995