Form 10-Q
period 1995-10-01
PFIZER INC
filed 1995-11-13
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 1, 1995

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

At October 31, 1995, there were 636,153,833 shares par value
$.05, of the issuer's common stock outstanding.

                                     PFIZER INC.

                                      FORM 10-Q

                                For the Quarter Ended
                                   October 1, 1995

                                  Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.

   Financial Statements:                                                   Page

     Condensed Consolidated Statement of Income for
       the three months and nine months ended
       October 1, 1995 and October 2, 1994                                    3

     Condensed Consolidated Balance Sheet at
       October 1, 1995, December 31, 1994 and October 2, 1994                 4

     Condensed Consolidated Statement of Cash Flows for the
       nine months ended October 1, 1995 and October 2, 1994                  5

     Notes to Condensed Consolidated Financial Statements                     6

   Independent Auditors' Report                                              10

Item 2.

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           11

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                         19

Item 6.

   Exhibits and Reports on Form 8-K                                          25

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PFIZER INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
                                        Three Months Ended    Nine Months Ended
                                         Oct. 1,   Oct. 2,    Oct. 1,    Oct. 2,
                                          1995      1994       1995       1994

(millions of dollars, except
 per share data)

Net sales . . . . . . . . . . . . . . . $2,538.5  $2,006.7   $7,277.1   $5,764.0

Costs and expenses
 Cost of sales  . . . . . . . . . . . .    535.7     430.5    1,596.7    1,229.0
 Selling, informational and
   administrative expenses. . . . . . .    960.8     780.2    2,776.1    2,279.4
 Research and development expenses  . .    350.6     292.7    1,017.9      803.0
 Other deductions--net. . . . . . . . .     64.6      24.3      163.9       89.6

Income from continuing operations
 before provision for taxes on
 income and minority interests  . . . .    626.8     479.0    1,722.5    1,363.0

Provision for taxes on income . . . . .    206.8     143.7      568.4      408.9

Minority interests. . . . . . . . . . .       .9       1.4        5.5        3.4

Income from continuing operations . . .    419.1     333.9    1,148.6      950.7

Discontinued operations, net of
 income taxes . . . . . . . . . . . . .      6.2       2.6       13.4       13.7

Net income. . . . . . . . . . . . . . . $  425.3  $  336.5   $1,162.0   $  964.4

Earnings per common share
 Income from continuing
  operations. . . . . . . . . . . . . . $    .66  $    .54   $   1.83   $   1.53

Discontinued operations, net of
 income taxes . . . . . . . . . . . . .      .01       .00        .02        .02

Net income. . . . . . . . . . . . . . . $    .67  $    .54   $   1.85   $   1.55


Cash dividends per common share . . . . $    .26  $   .235   $    .78   $   .705


<F1>See accompanying Notes to Condensed Consolidated Financial Statements.


                         PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)                          Oct. 1,    Dec. 31,     Oct. 2,
                                                1995*      1994**       1994*

                                        ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . .$   733.6    $ 1,458.5   $   894.2
  Short-term investments. . . . . . . . . . .    963.0        560.1       516.9
  Accounts receivable, less allowances
    Oct. 1, 1995 - $56.7; Dec. 31, 1994
    $44.1; Oct. 2, 1994 - $42.2 . . . . . . .  1,998.3      1,665.0     1,641.5
  Short-term loans. . . . . . . . . . . . . .    245.9        361.3       574.0
  Inventories
    Finished goods. . . . . . . . . . . . . .    481.8        528.0       526.5
    Work in process . . . . . . . . . . . . .    637.1        534.9       536.3
    Raw materials and supplies. . . . . . . .    230.0        202.0       204.8
      Total inventories . . . . . . . . . . .  1,348.9      1,264.9     1,267.6
  Prepaid expenses, taxes,
    and other assets. . . . . . . . . . . . .    847.3        478.6       531.6
      Total current assets. . . . . . . . . .  6,137.0      5,788.4     5,425.8
Long-term loans and marketable securities . .    581.9        724.3       609.9
Property, plant and equipment, less
  accumulated depreciation
    Oct. 1, 1995 - $2,028.1;
    Dec. 31, 1994 - $1,919.7;
    Oct. 2, 1994 - $1,899.4 . . . . . . . . .  3,473.6      3,073.2     2,941.9
Goodwill, less accumulated amortization
  Oct. 1, 1995 - $72.2; Dec. 31, 1994 -
  $48.2; Oct. 2, 1994 - $44.8 . . . . . . . .  1,174.3        325.7       291.9
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . .  1,454.3      1,186.9     1,132.0
      Total assets. . . . . . . . . . . . . .$12,821.1    $11,098.5   $10,401.5

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt
      Oct. 1, 1995 - $254.1; Dec. 31, 1994
      $6.5; Oct. 2, 1994 - $1.8 . . . . . . .$ 3,046.4    $ 2,220.0   $ 1,796.8
  Accounts payable. . . . . . . . . . . . . .    636.0        524.9       432.9
  Income taxes payable. . . . . . . . . . . .    687.8        731.1       645.3
  Accrued compensation and related items. . .    409.5        419.0       364.9
  Other current liabilities . . . . . . . . .  1,019.7        930.9       899.1
      Total current liabilities . . . . . . .  5,799.4      4,825.9     4,139.0

Long-term debt. . . . . . . . . . . . . . . .    358.2        604.2       586.3
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . .    436.7        432.6       441.4
Deferred taxes on income. . . . . . . . . . .    249.7        211.7       257.5
Other non-current liabilities . . . . . . . .    649.8        661.4       785.5
Minority interests. . . . . . . . . . . . . .     46.1         38.8        37.9
      Total liabilities . . . . . . . . . . .  7,539.9      6,774.6     6,247.6

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . .      --           --         --
  Common stock. . . . . . . . . . . . . . . .     34.2         34.0        34.0
  Additional paid-in capital. . . . . . . . .  1,040.2        651.4       546.9
  Retained earnings . . . . . . . . . . . . .  6,613.6      5,944.5     5,758.5
  Currency translation adjustment and other .    245.2        196.0       178.2
  Employee benefit trust. . . . . . . . . . . (1,001.7)      (749.3)     (683.7)
  Common stock in treasury, at cost . . . . . (1,650.3)    (1,752.7)   (1,680.0)
      Total shareholders' equity. . . . . . .  5,281.2      4,323.9     4,153.9
      Total liabilities and
         shareholders' equity . . . . . . . .$12,821.1    $11,098.5   $10,401.5

*   Unaudited
**  Condensed from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

                        PFIZER INC. AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
(millions of dollars)
                                                          Nine Months Ended
                                                         Oct. 1,     Oct. 2,
                                                          1995        1994
Operating Activities
  Net income. . . . . . . . . . . . . . . . . . . . . . $1,162.0    $  964.4
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles. . . .    266.2       213.6
    Changes in operating assets and liabilities,
     net of effect of businesses acquired . . . . . . .   (299.8)     (180.3)
    Other . . . . . . . . . . . . . . . . . . . . . . .     38.2         9.6
Net cash provided by operating activities . . . . . . .  1,166.6     1,007.3

Investing Activities
  Acquisitions, net of cash acquired. . . . . . . . . . (1,518.8)      --
  Purchases of property, plant and equipment. . . . . .   (493.2)     (477.8)
  Purchases of short-term investments . . . . . . . . . (1,861.4)   (1,045.1)
  Proceeds from redemptions of short-term
    investments . . . . . . . . . . . . . . . . . . . .  1,540.2       977.3
  Net change in loans and long-term investments
    by financial subsidiaries . . . . . . . . . . . . .    342.2       (66.4)
  Purchases and redemptions of short-term
    investments by financial subsidiaries . . . . . . .      (.1)       36.5
  Purchases of long-term investments. . . . . . . . . .    (99.0)     (165.9)
  Other investing activities. . . . . . . . . . . . . .     99.5        84.1
Net cash used in investing activities . . . . . . . . . (1,990.6)     (657.3)

Financing Activities
  Increase in short-term debt . . . . . . . . . . . . .    539.6       616.3
  Purchases of common stock . . . . . . . . . . . . . .   (108.5)     (436.4)
  Cash dividends paid . . . . . . . . . . . . . . . . .   (492.8)     (446.6)
  Stock option transactions . . . . . . . . . . . . . .    151.6        31.6
  Other financing activities. . . . . . . . . . . . . .     24.6        36.5
Net cash provided by/(used in) financing
  activities. . . . . . . . . . . . . . . . . . . . . .    114.5      (198.6)
Effect of exchange rate changes on cash and
  cash equivalents. . . . . . . . . . . . . . . . . . .    (15.4)       13.4
Net (decrease)/increase in cash and
  cash equivalents  . . . . . . . . . . . . . . . . . .   (724.9)      164.8
Cash and cash equivalents balance at beginning
  of period . . . . . . . . . . . . . . . . . . . . . .  1,458.5       729.4
Cash and cash equivalents balance at end
  of period . . . . . . . . . . . . . . . . . . . . . . $  733.6    $  894.2

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

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended August 27, 1995 and August 28, 1994.

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

The results of operations for the interim periods ended October 1, 1995 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:     Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 626.9 million and 620.4 million for the first nine months of 1995 and 1994, respectively. These amounts have been adjusted for the two-for-one stock split in the form of a 100 percent stock dividend effective June 30, 1995. For further details, see Note 8, "Stock Split," on page 8.

Note 4:     Currency Impact

An analysis of the changes in the currency translation adjustment for the nine months ended October 1, 1995 is as follows:

(millions of dollars)
Currency translation adjustment December 31, 1994        $194.0
Translation adjustments and hedges                         30.4
  Currency translation adjustment October 1, 1995        $224.4

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

The balance sheet caption "Currency translation adjustment and other" also includes a $20.8 million net unrealized gain on investment securities available for sale.

Exchange gains/(losses) included in "Other deductions--net" were as follows:

      (millions of dollars)       1995        1994
      Third Quarter              $(8.9)      $ 0.7
      Nine Months                $(2.7)      $(5.6)

Note 5:     Interest Expense

Included in "Other deductions--net" was interest expense of $46.1 million and $32.3 million for the third quarters of 1995 and 1994, respectively. Interest expense for the first nine months of 1995 and 1994 was $152.0 million and $96.1 million, respectively.

Note 6:     Acquisitions

In January 1995, the Company acquired the capital stock of certain subsidiaries of SmithKline Beecham plc operating solely in the animal health business and certain net assets used in the animal health business from other SmithKline Beecham plc subsidiaries for approximately $1.5 billion including direct costs of the acquisition. The acquisition was substantially financed at closing by the issuance of commercial paper. The acquired SmithKline Beecham animal health (SBAH) business is a global business which manufactures and sells products in four principal categories: vaccines, anti-infectives, productivity enhancers and parasiticides.

This acquisition has been recorded under the purchase method of accounting. The Company's results of operations for the nine months ended October 1, 1995 include nine months of SBAH's activity in the U.S. and eight months in international markets. The excess of the purchase price over the estimated fair value of the tangible net assets acquired has been allocated to identifiable intangibles of approximately $280 million and goodwill of approximately $800 million. The goodwill and identifiable intangibles are being amortized on a straight-line basis over periods of 10 to 40 years.

Sales of the SBAH business were approximately $423 million for the first nine months of 1994. Pro forma net income and earnings per share for the first nine months of 1994 that reflect this acquisition as if it had occurred as of the beginning of the period result in a negative impact of approximately 3% on both reported amounts. Pro forma results include a period comparable to the first nine months of 1995 as well as interest expense and amortization of goodwill and other intangibles related to the acquisition. The pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the acquisition actually occurred as of the beginning of the period nor are these results intended to be a projection of future consolidated results of operations.

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

In August 1995, the Company acquired Bain de Soleil skin care products from the Procter & Gamble Company.

The acquisitions of NAMIC U.S.A. Corporation and Bain de Soleil have been accounted for under the purchase method of accounting. The results of operations of these acquired businesses have been included subsequent to the respective dates of acquisition. Pro forma results of operations that reflect these acquisitions as if they had occurred at the beginning of the periods presented would not be materially different from the reported amounts.

Note 7:     Financial Instruments

During the second quarter of 1995, the Company adjusted its existing Japanese yen option hedging program in order to enhance the protection provided by previously purchased yen put option hedges when the prevailing yen spot rate was considerably higher than the option strike rate during the quarter. The Company purchased additional yen put options equal to $104 million with maturities through 1996. In order to offset the original put options, the Company wrote yen call options equal to $104 million with identical terms as the previously purchased put options. Both options are reported at market value and any market value changes are reported in "Other deductions--net". Due to the fact that these positions effectively offset, there is no net impact on earnings.

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

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

Note 9:     Subsequent Event - Discontinued Operations

On October 23, 1995, the Company signed a letter of intent and entered into exclusive discussions to sell substantially all the assets of its food science business to Cultor Ltd., a publicly held international nutrition company based in Finland. As a result of the planned disposal, the results of operations of the food science business are reported as discontinued operations in the Company's statement of income for all periods presented and the related net assets are included in "Prepaid expenses, taxes and other assets" at October 1, 1995. Although definitive terms of the sale are still being negotiated, the Company does not expect the transaction to have a material effect on its financial position or results of operations. Summary results of operations of the business are as follows:

                                   Three Months Ended    Nine Months Ended

                                   Oct. 1,    Oct. 2,    Oct. 1,    Oct. 2,
                                    1995       1994       1995       1994

(millions of dollars)


Net sales                           $85.8     $68.2      $232.1    $217.1

Income before provision
  for taxes on income               $ 9.3     $ 3.8      $ 20.0    $ 19.6

Provision for taxes on income         3.1       1.2         6.6       5.9

Net income                         $  6.2     $ 2.6      $ 13.4    $ 13.7

                      INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of October 1, 1995 and October 2, 1994, and the related condensed consolidated statements of income for each of the three month and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
November 13, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     PFIZER INC. AND SUBSIDIARY COMPANIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
                       CONSOLIDATED STATEMENT OF INCOME
           FOR THE PERIODS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994

(millions of dollars, except
 per share data)
                                                                      Percent
                                                                 Increase/(Decrease)
                                                                     Comparison
                         Third Quarter        Nine Months     3rd Quarter  Nine Months
                        1995      1994      1995      1994     1995/1994    1995/1994
Net sales             $2,538.5  $2,006.7  $7,277.1  $5,764.0       26          26

Cost of sales         $  535.7  $  430.5  $1,596.7  $1,229.0       24          30
 % of net sales          21.1%     21.5%     21.9%     21.3%

Selling,
 informational
 and administrative
 expenses             $  960.8  $  780.2  $2,776.1  $2,279.4       23          22
 % of net sales          37.9%     38.9%     38.2%     39.6%

Research and
 development
 expenses             $  350.6  $  292.7  $1,017.9  $  803.0       20          27
 % of net sales          13.8%     14.5%     14.0%     13.9%

Other deductions--net $   64.6  $   24.3  $  163.9  $   89.6      166          83
 % of net sales           2.5%      1.2%      2.2%      1.6%

Income from con-
 tinuing operations
 before taxes and
 minority interests   $  626.8  $  479.0  $1,722.5  $1,363.0       31          26
 % of net sales          24.7%     23.9%     23.7%     23.6%

Taxes on income       $  206.8  $  143.7  $  568.4  $  408.9       44          39

Effective tax rate       33.0%     30.0%     33.0%     30.0%

Minority interests    $     .9  $    1.4  $    5.5  $    3.4      (36)         62

Income from con-
 tinuing operations   $  419.1  $  333.9  $1,148.6  $  950.7       26          21
 % of net sales          16.5%     16.6%     15.8%     16.5%

Discontinued
 operations           $    6.2  $    2.6  $   13.4  $   13.7      138          (2)
 % of net sales            .3%       .2%       .2%       .2%

Net income            $  425.3  $  336.5  $1,162.0  $  964.4       26          20
 % of net sales          16.8%     16.8%     16.0%     16.7%

Earnings per
 common share:
Income from con-
 tinuing operations   $    .66  $    .54  $   1.83  $   1.53       22          20
Discontinued
 operations                .01       .00       .02       .02        *           0
 Net income           $    .67  $    .54  $   1.85  $   1.55       24          19

Cash dividends
 per common share     $    .26  $   .235  $    .78  $   .705       11          11

* Calculation not meaningful.
For explanation of percent changes, see discussion beginning on page 14.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
           FOR THE PERIODS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994

(millions of dollars)

                                                             Percent
                                                            Increase
             Third Quarter                                  Comparison
          % of               % of                          3rd Qtr. 1995
          Net                Net                                from
  1995    Sales     1994     Sales                         3rd Qtr. 1994

$2,126.6   83.8   $1,755.5    87.5  Health Care                  21

   303.2   11.9      142.9     7.1  Animal Health               112

   108.7    4.3      108.3     5.4  Consumer Health Care          0

$2,538.5  100.0   $2,006.7   100.0  Consolidated                 26


                                                             Percent
                                                       Increase/(Decrease)
             Nine Months                                    Comparison
          % of               % of                        Nine Months 1995
          Net                Net                                from
  1995    Sales     1994     Sales                       Nine Months 1994

$6,109.7   84.0   $5,012.9    87.0  Health Care                  22

   860.6   11.8      429.6     7.4  Animal Health               100

   306.8    4.2      321.5     5.6  Consumer Health Care         (5)

$7,277.1  100.0   $5,764.0   100.0  Consolidated                 26




For explanation of percent changes, see discussion beginning on page 14.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
           FOR THE PERIODS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994

(millions of dollars)

                                                             Percent
                                                            Increase
            Third Quarter                                  Comparison
          % of               % of                         3rd Qtr. 1995
          Net                Net                               from
  1995    Sales     1994     Sales                        3rd Qtr. 1994

$1,324.2   52.2   $1,088.0    54.2  United States               22

   582.5   22.9      413.1    20.6  Europe                      41

   414.4   16.3      315.3    15.7  Asia                        31

   164.9    6.5      146.8     7.3  Canada/Latin America        12

    52.5    2.1       43.5     2.2  Africa/Middle East          21

$2,538.5  100.0   $2,006.7   100.0  Consolidated                26





                                                             Percent
                                                            Increase
             Nine Months                                    Comparison
          % of               % of                        Nine Months 1995
          Net                Net                               from
  1995    Sales     1994     Sales                       Nine Months 1994

$3,744.6   51.4   $3,115.3    54.1  United States               20

 1,729.8   23.8    1,232.6    21.4  Europe                      40

 1,140.1   15.7      861.5    14.9  Asia                        32

   495.5    6.8      421.7     7.3  Canada/Latin America        18

   167.1    2.3      132.9     2.3  Africa/Middle East          26

$7,277.1  100.0   $5,764.0   100.0  Consolidated                26




For explanation of percent changes, see discussion beginning on page 14.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DISCONTINUED OPERATIONS

On October 23, 1995, the Company signed a letter of intent and entered into exclusive discussions to sell substantially all the assets of its food science business to Cultor Ltd., a publicly held international nutrition company based in Finland. As a result of the planned disposal, the results of operations of the food science business are reported as discontinued operations in the Company's statement of income for all periods presented and the related net assets are included in "Prepaid expenses, taxes and other assets" at October 1, 1995. Accordingly, management's discussion and analysis of the results of operations of the Company treat the food science business as a discontinued operation for all periods presented. Although definitive terms of the sale are still being negotiated, the Company does not expect the transaction to have a material effect on its financial position or results of operations. For summary results of operations of the food science business, see Note 9, "Subsequent Event - Discontinued Operations" on page 9.

NET SALES

The following statistical data are provided to assist the reader in understanding the composition of changes affecting the increase in net sales.

                                       Sales Growth Analysis
                                       % Increase/(Decrease)
                                             Comparison
                               3rd Qtr. 1995         Nine Months 1995
                                  from                   from
                               3rd Qtr. 1994         Nine Months 1994

Volume                              23                     23
Price                                0                     (1)
Currency                             3                      4

Total net sales increase            26                     26

Consolidated net sales from continuing operations increased 26% in both the third quarter and first nine months of 1995 to $2,538.5 million and $7,277.1 million, respectively. Excluding the effect of the acquired SmithKline Beecham animal health business (SBAH), worldwide sales increased by 18% in both the third quarter and first nine months of 1995 versus last year's comparable periods. Sales growth for the third quarter and the first nine months of 1995 was driven primarily by increased sales volume and reflects the productivity of the Company's commitment to research and development and product support. The cardiovascular drug, Norvasc, reported $334.0 million in sales for the quarter, while three other pharmaceuticals had sales over $200 million-- Procardia XL-$291.8 million, Zoloft-$276.8 million and Diflucan-$232.0 million. The health care sales performance in the third quarter versus last year reflects a 21% increase in worldwide sales of pharmaceuticals and a 19% increase in hospital products.

For the third quarter, U.S. pharmaceutical sales increased 16% and International pharmaceutical sales increased 28%, ten percentage points of which was the impact of foreign exchange. For the first nine months, U.S. pharmaceutical sales increased 17% and International pharmaceutical sales increased 30%, nine percentage points of which was the impact of foreign exchange. In the third quarter, the combined worldwide sales of the Company's six newest pharmaceuticals--Zoloft, Zithromax, Norvasc, Cardura, Diflucan and Glucotrol XL--increased by 42% and made up 58% of total pharmaceutical sales for the quarter. The percentage sales growths of the Company's major pharmaceuticals are as follows:


        Net Sales Growth of Major Pharmaceuticals 1995 vs. 1994

                              Percentage Increase/(Decrease)
                                  3rd Qtr.      Nine Months

     Zithromax                       52             108
     Norvasc                         59              67
     Zoloft                          40              47
     Cardura                         34              31
     Diflucan                        17              24
     Procardia XL                     0              (2)

In October 1995, the U.S. Food and Drug Administration approved a pediatric version of Zithromax, the Company's broad-spectrum antibiotic.

Hospital Products Group's (HPG) worldwide sales grew 19% in the third quarter driven by strong sales of catheters, used in angioplasty and of stents, used to keep peripheral blood vessels and bile ducts open after blockages are cleared. The acquisition in March 1995 of NAMIC U.S.A. Corp., which manufactures ancillary equipment for fluid administration and waste disposal in angioplasty and angiography procedures, contributed sales of $16.5 million, or 6 percentage points of the 19% HPG sales growth for the quarter. Exchange fluctuations increased third quarter HPG sales by 5% in the quarter. For the first nine months of 1995, HPG's sales grew 17%.

Animal health sales increased by 112% in the third quarter and 100% in the first nine months of 1995 due to the sales contribution of the acquired SmithKline Beecham Animal Health business. In addition, sales of Decotmax, the livestock antiparasitic developed by the Company, increased 36 percent in the quarter due in part to recent launches in major Western European countries. The Animal Health Group also recently launched Aviax, a poultry antiparasitic developed by the Company, in several Latin American countries and Japan. In the United States, the Company introduced Vanguard puppy vaccines, a new line for canine viral disease.

Consumer health care sales in the third quarter of 1995 were comparable to the same period of last year, reflecting the 1995 launches of over-the-counter products in a number of countries, offset by increased competition for existing brands and the impact of the devaluation of the Mexican peso. The antihistamine Reactine (cetirizine) has been successfully introduced in Canada. Consumer health care sales showed a 5% decrease for the first nine months of 1995. In August 1995, the Company acquired Bain de Soleil skin care products from the Procter & Gamble Company.

COSTS AND EXPENSES

As a percentage of net sales, cost of sales decreased to 21.1% in the third quarter versus last year's third quarter due to favorable product and business sales mix and benefits from the reengineering of manufacturing operations including the shutdown of a number of pharmaceutical plants. For the first nine months of 1995, cost of sales increased as a percentage of sales versus last year's comparable period. This increase was primarily due to the impact of purchase accounting relating to the acquired SBAH inventories and lower production margins for SBAH relative to the Company overall. This was partially offset by favorable product and sales mix and the benefit of reengineering of manufacturing operations.

Selling, informational and administrative expense as a percentage of sales decreased in the third quarter and first nine months of 1995 compared with the same periods of 1994. This decrease reflects, in part, the beneficial impact of the Company's continuous improvement and restructuring programs.

Research and development (R&D) expenditures were up 20% and 27% in the third quarter and first nine months of 1995, respectively, relative to last year's comparable periods due to the rapid advancement of a number of drug candidates in the late stages of development. In 1995, the Company plans to spend up to $1.5 billion on R&D. Health care R&D expenses, expressed as a percentage of health care net sales, were 14.9% and 15.3% in the first nine months of 1995 and 1994, respectively.

Income from continuing operations before taxes and other deductions-net, expressed as a percentage of net sales was .7 of a percentage point higher in the first nine months of 1995 versus 1994. This percentage is targeted to improve by about one percentage point for the full year 1995 versus 1994.

Other deductions-net for the third quarter and first nine months of 1995 and 1994 are summarized in the following table:

       (millions of dollars)                           % Incr./
       Third Quarter               1995        1994    (dec.)
       Interest income           $ (35.8)    $ (34.3)      4
       Interest expense             46.1        32.3      43
       Other income                 (3.3)       (4.8)    (31)
       Other deductions             57.6        31.1      85
       Other deductions--net     $  64.6     $  24.3     166

       Nine Months
       Interest income           $(121.7)    $ (85.2)     43
       Interest expense            152.0        96.1      58
       Other income                 (8.2)      (13.9)    (41)
       Other deductions            141.8        92.6      53
       Other deductions--net     $ 163.9     $  89.6      83

The increase in interest income in the third quarter and first nine months of 1995 was primarily due to higher interest rates. The increase in interest expense was primarily due to higher levels of borrowings which were mainly used to finance the acquisition of SBAH. The increase in Other deductions in the third quarter and first nine months of 1995 versus last year was primarily attributable to the amortization of goodwill and other intangibles as a result of acquiring SBAH. In addition, adding to the increase in Other Deductions in the third quarter were exchange losses in 1995 versus exchange gains in the 1994 third quarter. For the first nine months of 1995, exchange losses were slightly lower than in 1994, partially offsetting the increase in Other deductions.

INCOME TAXES

The Company's effective tax rate increased from 30% in 1994 to 33% this year due to the continuing reduction of the tax benefit from the Company's Puerto Rican operations as a result of the Omnibus Budget Reconciliation Act of 1993, the expiration of the R&D tax credit and of the Section 861 R&D allocation rules during 1995 and changes in the mix of income by country. The effective tax rate of 33% could decline to as low as 31.5% depending on the future of the R&D tax credit and tax allocation rules currently being considered in Washington.

OTHER

In the first nine months of 1995, approximately 2.6 million shares were purchased in the open market at an average cost of approximately $42 per share and a portion of these shares were utilized in the acquisition of NAMIC U.S.A. Corporation. In the first nine months of 1994, approximate-ly 15.0 million shares were purchased at an average cost of $29 per share.

In 1993, the Company initiated a worldwide restructuring program which included the consolidation of manufacturing facilities, the demolition of buildings resulting from the consolidation, reconfiguration and rehabilitation of remaining facilities and the consolidation of distribution and administrative organizations and infrastructures, including the consolidation of finance organizations in Europe.

Through October 1, 1995, completed restructuring initiatives reduced the workforce by approximately 1,100 people and resulted in the closing of 15 facilities. The annualized benefit of efficiencies resulting from completed efforts was approximately $67 million. The full implementation of such plans is still anticipated to lower annual operating costs by $130 million. To date, there have been no significant changes in estimates of the cost of the plan.

The following table indicates the status of the restructuring charges by component:
                                            Utilization      Reserves
(millions of dollars)       1993       Through              Remaining
                       Restructuring   2nd Qtr.   3rd Qtr.  at Oct. 1,
                           Charges       1995       1995       1995
Employee severance
  payments                $230.7        $ 80.9     $10.2      $139.6
Operating assets to be
  sold/disposed of         211.7         108.3       3.2       100.2
Closed facilities'
  costs                    101.1          29.7      14.0        57.4
Other charges              146.7         129.2      12.2         5.3
                          $690.2        $348.1     $39.6      $302.5

Closed facilities' costs relate primarily to the rationalization of manufacturing capacity and the demolition of structures within certain manufacturing facilities. Writedowns of operating assets, which primarily involve manufacturing rationalizations, are considered utilized and the reserve charged when the asset is sold or otherwise disposed of by the Company. There have been no reclassifications between the components of the reserve presented above. Other charges consists primarily of charges for currency translation adjustment related to the liquidation or disposal of businesses, administrative infrastructures and lease and third-party contract termination costs which were previously presented as separate captions.

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

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $1,696.6 million at October 1, 1995 as compared to $2,018.6 million at December 31, 1994. Total borrowings were $3,404.6 million at October 1, 1995 as compared with $2,824.2 million at December 31, 1994. Working capital at October 1, 1995 decreased versus December 31, 1994 and October 2, 1994. The decrease in both periods was primarily attributable to increased short-term borrowings used to finance the SBAH acquisition plus the reclassification of the $250 million 7 1/8% Notes due 10/1/96 from Long-term debt to Short-term borrowings in the third quarter of 1995.

                                            Oct. 1,  Dec. 31,   Oct. 2,
                                             1995      1994      1994

Working capital (millions of dollars)        $337.6    $962.5  $1,286.8

Current ratio                                1.06:1    1.20:1    1.31:1

Debt to total capitalization (percentage)*      39%       40%       36%

Shareholders' equity per common share**       $8.57    $ 7.10  $   6.82

Days of sales outstanding - trade
  accounts receivable                            66        60        69

Months of inventory on hand                     9.4       8.6       9.3


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

      As previously disclosed, numerous claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60(degree) or 70(degree) Shiley Convexo-Concave (C/C) heart valves, or anxiety that properly functioning implanted valves might fracture in the future or personal injury from a prophylactic replacement of a functioning valve.

      In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 21, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 4, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 3, 1994. On August 8, 1994, the Sixth Circuit dismissed an appeal from the denial of a motion by the same appellants to vacate the judgment approving the settlement, and the U.S. Supreme Court denied a writ of certiorari on January 9, 1995. Another appeal to the Sixth Circuit by the same appellants regarding the denial of their earlier motion to intervene is pending. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, nine have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

      At approximately the time it filed the future claims class action, the CCR settled approximately 16,360 personal injury cases on behalf of Pfizer and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of cases as of October 1, 1995 is 18,761 asbestos cases against Quigley; as of October 20, 1995, 5,780 asbestos cases against Pfizer Inc.; and 71 talc cases against Pfizer Inc.

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

      In connection with the divestiture of Minerals Technologies Inc.
(MTI), to which the net assets of the Pfizer Minerals and the Quigley businesses were transferred, Pfizer and Quigley agreed to indemnify MTI against any liability with respect to products manufactured and sold prior to October 30, 1992, as well as against liability for certain environmental matters. MTI has submitted a claim in connection with this indemnification. While negotiations are continuing, the Company does not anticipate that it will result in a material payment.

      EPA Region I and the Department of Justice are believed to be contemplating an enforcement action arising out of a December 1993 multimedia environmental inspection of Pfizer's facilities in Groton, Connecticut. No enforcement proceedings have been initiated as of November 1, 1995, nor has there been a demand for any penalties as of November 1, 1995.

      The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits brought by retail pharmacy companies in federal and state courts. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs), as well as additional actions by approximately 3,000 individual retail pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. State court actions are pending in Arizona, California, Colorado, Minnesota, Washington and Wisconsin; a further Alabama state court action has now been removed to federal court.

      In addition, consumer class actions have been filed in state courts, alleging injury to consumers from the failure to give discounts to retail pharmacy companies. Both a consumer class and a retailer class have been certified in separate California actions. On November 15, 1994, the federal court certified a class consisting of all persons or entities who, since October 15, 1989, bought prescription brand name drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes.

      The federal court has scheduled the lead case (likely to be the class action) for trial beginning on April 1, 1996, depending on the outcome of anticipated pre-trial motions.

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

      The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns for the years 1987 through 1989. As part of this process, the Company received an examination report from the IRS in August 1995, requesting a response within 30 days, which sets forth the adjustments the IRS is proposing for those years. The Company has filed a response protesting the proposed adjustments and is awaiting communication from the IRS Appeals office. The proposed adjustments relate primarily to the tax accounting treatment of certain swaps and related transactions undertaken by the Company in 1987 and 1988. These transactions resulted in the receipt of cash in those years, which the Company duly reported as income for tax purposes. In 1989 (in Notice 89-21), the IRS announced that it believed cash received in certain swap transactions should be reported as income for tax purposes over the life of the swaps, rather than when received. In the case of the Company, this would cause some of the income to be reported in years subject to the Tax Reform Act of 1986. The IRS proposed adjustment involves approximately $72 million in federal taxes for the years 1987 through 1989, plus interest. If the proposed adjustment is carried through to the maturity of the transactions in 1992, an additional tax deficiency of approximately $86 million, plus interest, would result. The Company disagrees with the proposed adjustment and continues to believe that its tax accounting treatment for the transactions in question was proper. The Company intends to protest and appeal the proposed adjustments with which it disagrees. While it is impossible to determine the final disposition, the Company is of the opinion that the ultimate resolution of this matter should not have a material adverse effect on the financial position or the results of operations of the Company.

      In November 1994, Belgium tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect wholly-owned subsidiary of the Company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. The proposed adjustment arises from an assertion by the Belgium tax authorities of jurisdiction with respect to income resulting from certain transfers of property by non-Belgium subsidiaries of the Company to the Irish branch of PRDCO. In January 1995, PRDCO received an assessment from the tax authorities for additional taxes and interest of approximately $432 million and $97 million, respectively, relating to these matters. In November 1995, Belgium tax authorities notified PRDCO of a new proposed adjustment to the taxable income of PRDCO for fiscal year 1993. The proposed adjustment arises from the same assertion as made in the prior notice for fiscal year 1992. To date, no assessment of additional tax has been received for this year. If and when received, it is anticipated that the amount of the assessment will be approximately $86 million and $18 million of additional taxes and interest, respectively. Based upon the relevant facts regarding the property transfers to the Irish branch of PRDCO and the provisions of Belgium tax laws and the written opinions of outside legal counsel, the Company believes that the assessment and notice of proposed adjustment are wholly without merit and intends to contest them vigorously.

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

      During 1994 to 1995, seven purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina, California, Minnesota (2), Indiana, Ohio and Louisiana. The California, Ohio and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994 the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit conditionally granted plaintiffs' motion for class certification; on March 3, 1995, the court in the California suit denied plaintiffs' motion for class certification; and on October 25, 1995, the court in the Indiana suit denied plaintiffs' motion for class certification. A petition for mandamus to review the certification order in the Ohio suit is pending in the United States Court of Appeals for the Sixth Circuit. The Company believes the suits are without merit and is vigorously defending them.

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

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the third quarter ended October 1, 1995.

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



Date:  November 13, 1995

                                          H. V. Ryan, Controller
                                      (Principal Accounting Officer and
                                           Duly Authorized Officer)

                                                             Exhibit 11


                  PFIZER INC. AND SUBSIDIARY COMPANIES
                COMPUTATION OF EARNINGS PER COMMON SHARE
                    (millions, except per share data)
                               (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                    Oct. 1,     Oct. 2,      Oct. 1,    Oct. 2,
                                     1995        1994         1995       1994
Primary:

Net income                          $425.3      $336.5      $1,162.0    $964.4

Weighted average number of
 common shares outstanding           615.9       609.1         613.4     612.1
Common share equivalents (a)          15.1         8.3          13.5       8.3
Weighted average number of
 common shares and common
 share equivalents                   631.0       617.4         626.9     620.4

Net income per common share         $  .67      $  .54      $   1.85    $ 1.55




Fully Diluted:(b)

Net income                          $425.3      $336.5      $1,162.0    $964.4

Weighted average number of
 common shares outstanding           615.9       609.1         613.4     612.1
Common share equivalents and
 other dilutive securities            17.1         9.6          15.1       8.8
Weighted average number of
 common shares and common
 share equivalents                   633.0       618.7         628.5     620.9

Net income per common share         $  .67      $  .54      $   1.85    $ 1.55



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

                                                                      Exhibit 12

                              PFIZER INC. AND SUBSIDIARY COMPANIES
                      COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (a)
                                      (millions of dollars)
                                           (Unaudited)
                               Nine
                              Months
                               Ended
                              Oct. 1,                    Year Ended December 31,
                                1995        1994      1993     1992       1991     1990
Determination of earnings:

 Income from continuing
  operations before
  provision for taxes on
  income, minority
  interests, and cumulative
  effect of accounting
  changes                     $1,722.5    $1,830.5   $835.3  $1,541.0   $  913.2  $1,074.5
   Less:
    Minority interests             5.5         4.6      2.6       2.7        3.2       4.2
    Undistributed
     earnings/(losses) of
     unconsolidated
     subsidiaries                 (3.0)        (.7)      .7       8.5         .8       (.3)

    Adjusted income           $1,720.0     1,826.6    832.0   1,529.8      909.2   1,070.6

 Fixed charges                   179.7       158.4    135.6     130.1      155.2     153.8

      Total earnings
      as defined              $1,899.7    $1,985.0   $967.6  $1,659.9   $1,064.4  $1,224.4

Fixed charges and other:

 Rents (a)                    $   27.7    $   31.5   $ 29.1  $   26.7   $   25.1  $   21.3
 Interest expense                152.0       126.9    106.5     103.4      130.1     132.5

   Fixed charges              $  179.7       158.4    135.6     130.1      155.2     153.8
 Capitalized interest              7.4        14.7     14.0      12.2        8.0       9.9

   Total fixed charges        $  187.1    $  173.1   $149.6  $  142.3   $  163.2  $  163.7

Ratio of earnings to fixed
 charges                          10.2        11.5      6.5      11.7        6.5       7.5




(a) Rents included in the computation consist of one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.

                                                             Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


      We hereby acknowledge the incorporation by reference of our report dated November 13, 1995, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended October 1, 1995 in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 in Registration Statement on Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435), in the Registration Statement on Form S-8 dated December 20, 1994 (File No 33-56979) and in the Registration Statement on Form S-4 dated February 14, 1995 (File No. 33-57709).

      Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.







                                                KPMG Peat Marwick LLP


New York, New York
November 13, 1995