Form 10-K
period 1995-12-31
PFIZER INC
filed 1996-03-29
CIK 78003

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

           (MARK ONE)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                                             NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                            ON WHICH REGISTERED
Common Stock, $.05 par value                                New York Stock Exchange
Preferred Stock Purchase Rights                             New York Stock Exchange
4% Convertible Subordinated Debentures Due 1997             New York Stock Exchange

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

                              Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of February 26, 1996 was approximately $42.1 billion.

        The number of shares outstanding of each of the registrant's classes of common stock as of February 26, 1996 was: 639,181,479 shares of common stock, all of one class.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended
 December 31, 1995                                            Parts I, II and IV
Proxy Statement dated March 19, 1996                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

ITEM                                                                      PAGE
-----                                                                     ----
   1.  Business.........................................................     2
       General..........................................................     2
       Comparative Segment and Geographic Data..........................     2
       Health Care......................................................     2
       Animal Health....................................................     5
       Consumer Health Care.............................................     5
       Discontinued Operations: Food Science Business...................     6
       Financial Subsidiaries...........................................     6
       International Operations.........................................     6
       Tax Matters......................................................     7
       Patents and Research.............................................     8
       Employees........................................................     8
       Regulation.......................................................     8
       Raw Materials and Energy.........................................     9
       Environment......................................................     9
   2.  Properties.......................................................    10
   3.  Legal Proceedings................................................    12
   4.  Submission of Matters to a Vote of Security Holders..............    16
  4a.  Executive Officers of the Company................................    17

                                   PART II

   5.  Market for the Registrant's Common Equity and Related Stockholder
        Matters.........................................................    22
   6.  Selected Financial Data..........................................    22
   7.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................    22
   8.  Financial Statements and Supplementary Data......................    22
   9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure............................................    22

                                   PART III

  10.  Directors and Executive Officers of the Registrant...............    22
  11.  Executive Compensation...........................................    23
  12.  Security Ownership of Certain Beneficial Owners and Management...    23
  13.  Certain Relationships and Related Transactions...................    23

                                   PART IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form
        8-K.............................................................    23
       Signatures.......................................................    25
       Financial Statement Schedule
       Exhibit 11
       Exhibit 12
       Exhibit 23
       Exhibit 99

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Pfizer Inc. (the "Company") is a research-based global health care company. The Company discovers, develops, manufactures and sells innovative technology-intensive products in three business segments: Health Care, which includes a broad range of prescription pharmaceuticals, orthopedic implants, medical devices and surgical equipment; Animal Health, which includes animal health products and feed supplements; and Consumer Health Care, which includes a variety of nonprescription drugs and personal care products. Additionally, the Company's Financial Subsidiaries include a banking operation in Europe and a small captive insurance operation.

COMPARATIVE SEGMENT AND GEOGRAPHIC DATA

    Comparative segment information and geographic data as of and for the years ended December 31, 1995, 1994 and 1993 are set forth on pages 40 and 41, and in the Note "Financial Subsidiaries" on page 47 and a description of the Company's business segments is set forth on page 58 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and are incorporated herein by reference.

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

    The principal methods of competition in health care vary by product category. There are a significant number of innovative companies in the field. A critical factor in most markets in which the Company competes is the ability to offer technological advances over competitive products. The productivity of scientific discovery and clinical development efforts is central to long-term operational success since there are many companies that specialize in marketing products that no longer have patent or regulatory protection. Other important factors in these markets include the ability to transfer knowledge of technological advances to the medical community, product quality, prompt delivery and price.

    The United States pharmaceutical marketplace has in recent years experienced intensified price competition, brought about by a range of market forces, including: new product development, increased generic competition, growth of managed care organizations and legislation requiring pharmaceutical companies to provide rebates and discounts to government agencies. Similar competitive forces, in varying degrees, have also been present in various other countries in which the Company operates.

    Prescription pharmaceutical and hospital products, both in the United States and abroad, are promoted directly to physicians, as well as to a variety of managed care organizations. The Company conducts corporate advertising nationally, using both print and television media, to inform the general public about the Company and its innovative medical research. Certain specific products have also been advertised directly to consumers beginning in 1995. Pharmaceutical products are distributed in large part to wholesalers, retail outlets, hospitals, clinics, government agencies and managed care organizations. Hospital products are generally sold directly to medical institutions and, in some cases, through distributors and surgical supply dealers.

    PHARMACEUTICALS

    The Company's worldwide pharmaceutical products are comprised primarily of drugs which fall into the following major therapeutic classes: cardiovasculars, anti-infectives, central nervous system agents, anti-inflammatories and antidiabetes agents. In 1995, pharmaceuticals contributed 71% of the Company's consolidated net sales, as compared to 73% in 1994 and 72% in 1993. Increases in both United States and international pharmaceutical revenues in 1995 were principally the result of strong sales of products launched in the 1990s, including Norvasc (amlodipine besylate), Cardura (doxazosin mesylate), Diflucan (fluconazole), Zithromax (azithromycin), Zoloft (sertraline) and Glucotrol XL (glipizide GITS).

    Cardiovascular products are the Company's largest therapeutic product line accounting for 30% of the Company's 1995 consolidated net sales as compared to 30% and 28% in 1994 and 1993, respectively. Sales of these products grew 23% in 1995, including a 65% increase in sales of Norvasc, a long-lasting (once-a-day) calcium channel blocker for hypertension and angina, as well as a 32% increase in sales of Cardura, an alpha blocker for hypertension. Sales of Procardia XL (nifedipine GITS), a long-lasting (once-a-day) calcium channel blocker for hypertension and angina, decreased by 4% in 1995. A supplemental New Drug Application for the use of Cardura in the treatment of benign prostatic hyperplasia ("BPH"), an enlargement of the prostate gland, was approved by the United States Food and Drug Administration ("FDA") in February 1995. Usage of Cardura for this indication contributed to its increase in sales for the year.

    Worldwide anti-infective sales increased 23% in 1995 mainly on the strength of Diflucan and Zithromax. U.S. anti-infective sales grew 24% while international sales rose by 22%. Diflucan, an anti-fungal agent, is indicated for use in a variety of fungal infections including certain types which afflict AIDS and immunosuppressed cancer patients. The product also received U.S. approval for the indication of vaginal candidiasis in 1994. Diflucan posted a sales increase of 22% in 1995 and Zithromax, an oral antibiotic, posted a sales increase of 97%. Part of the growth of Zithromax in the U.S. can be attributed to the October 1995 approval from the FDA for pediatric use of Zithromax oral suspension for acute otitis media and streptococcal pharnygitis/tonsillitis. Total anti-infective sales accounted for 21% of the Company's consolidated 1995 net sales, compared to 22% in 1994 and 23% in 1993.

    U.S. sales of Pfizer's central nervous system agents rose 41% in 1995, reflecting increased sales of Zoloft, an anti-depressant introduced in the U.S. in 1992. In August 1995, the Company received an approvable letter from the FDA for an indication of obsessive compulsive disorder ("OCD"). Central nervous system agents grew to 11% of the Company's consolidated 1995 net sales from 10% in 1994 and 7% in 1993.

    In September 1995, the Company received an approvable letter from the FDA for pediatric use of the antihistamine, Zyrtec (cetirizine HCl). In December 1995, the FDA granted marketing clearance to Zyrtec for the treatment of seasonal and perennial allergic rhinitis, and chronic urticaria. Zyrtec, the most widely prescribed antihistamine in Europe, is currently marketed worldwide by the Belgian company, UCB S.A., and is licensed to the Company for the U.S. and Canada. Pfizer and UCB Pharma, a subsidiary of UCB S.A., will copromote Zyrtec in the U.S. This product was launched in Canada in 1991 under the name Reactine. It was launched in the United States in February 1996.

    In February 1996, the Company acquired Bioindustria Farmaceutici S.p.A. an Italian company engaged in the production and distribution of prescription and over-the-counter pharmaceutical products.

    The Company currently is seeking approval by the FDA for the following products for the indications listed:

  PRODUCT                         INDICATIONS                         DATE FILED
-----------  ------------------------------------------------------  -------------
Zithromax    Lower respiratory tract infection -- pediatric          December 1995
Zithromax    MYCOBACTERIUM AVIUM COMPLEX (MAC)                       December 1995
Zithromax    Atypical pneumonia                                      December 1995
Zoloft       Panic disorder                                          December 1995
Norvasc      Safety-label change for treatment of hypertension and   April 1995
             angina among those with congestive heart failure
Zithromax    Certain sexually transmitted diseases                   December 1994
tenidap      Osteo- and rheumatoid arthritis                         December 1993
Unasyn       Injectible antibiotic -- pediatric                      November 1993
Zyrtec       Pediatric                                               January 1993
Zoloft       Obsessive-compulsive disorder                           May 1992

    In addition, the Company has marketing rights in the United States and Japan to XOMA Corporation, Inc.'s E5, a monoclonal antibody for the treatment of gram negative sepsis, which is undergoing FDA regulatory review.

    HOSPITAL PRODUCTS

    The Company's Hospital Products Group consists of two divisions -- Howmedica and the Medical Devices Division. Howmedica manufactures and markets orthopedic implants. Medical Devices consists of four core businesses -- Schneider, NAMIC U.S.A. Corporation ("NAMIC"), Valleylab and American Medical Systems as well as smaller businesses, including Strato/Infusaid. In 1995, the sales of the Hospital Products Group accounted for 13% of the Company's consolidated net sales compared with 14% in 1994 and 15% in 1993.

    Howmedica's reconstructive hip, knee and bone cement products are used to replace joints which have deteriorated as a result of disease or injury. Howmedica's internal and external fixation devices are used by orthopedic surgeons to manage bone fractures. In January 1996, Pfizer acquired the Leibinger Companies headquartered in Freiburg, Germany and Dallas, Texas. The Leibinger Companies, which will operate as a division of Howmedica, are leaders in the development, manufacture and distribution of implantable devices used in oral and craniomaxillofacial surgery and specialty surgical instruments. They have also pioneered advances in stereotaxy equipment and computer software for sophisticated neurological procedures.

    Schneider, an international leader in angioplasty catheters, is a leading supplier of stents for vascular and non-vascular applications. NAMIC, acquired in March 1995, designs, manufactures and markets a broad range of single-patient-use medical products, primarily for use in the diagnosis and treatment of atherosclerotic cardiovascular disease. NAMIC's product lines complement those of Schneider and are expected to expand opportunities for both businesses.

    Valleylab is a leading manufacturer of electrosurgical and ultrasonic surgical equipment used in open and minimally invasive surgical procedures. Valleylab continues to invest in new product lines to improve surgical outcomes and enhance both patient and physician safety.

    American Medical Systems is a manufacturer and marketer of impotence and incontinence implants. In September 1995, AMS entered into an agreement with Reprogenesis L.P. to collaborate on novel applications of tissue engineering for the treatment of urological disorders.

    Strato/Infusaid is a manufacturer and supplier of vascular access devices and advanced drug delivery systems. In October 1995, Strato/Infusaid received FDA approval for sale of implantable pumps for the intrathecal administration of morphine.

ANIMAL HEALTH

    In January 1995, the Company acquired the SmithKline Beecham Animal Health ("SBAH") business, a world leader in animal vaccines and companion animal health products, which complemented the Company's existing animal health business in terms of product, species and geographic sales coverage. The acquired business has been fully integrated into the Company's animal health business.

    The Company's Animal Health Group discovers, develops, manufactures and sells animal health products for the prevention and treatment of diseases in livestock, poultry, companion animals and other animals. The Company is a significant manufacturer of injectable antibiotics, anthelmintics and anticoccidial products for food animals, and with the acquisition of SBAH, the Company became a significant manufacturer of biologicals and pet products. In 1995, the Animal Health Group contributed 12% of the Company's consolidated net sales, compared with 8% in 1994 and in 1993.

    The principal products of the Animal Health Group are: Dectomax (doramectin), the Company's antiparasitic which was first launched in 1993 and is now available in much of Latin America, South Africa and Europe; Stafac (virginiamycin), a feed additive anti-infective for poultry, cattle and swine; Terramycin LA-200 (oxytetracycline) (marketed as TM/LA outside of North
America),   a  broad-spectrum  injectable  antibiotic;  the  Banminth  (pyrantel tartrate), Nemex (pyrantel pamoate) and Paratect (morantel tartrate) anthelmintics; Coxistac and Posistac (salinomycin) anticoccidials primarily for poultry; Valbazen (albendazole), a bovine parasiticide; Terramycin (oxytetracycline), a broad-spectrum antibiotic used for a variety of animal diseases; Mecadox (carbadox), an antibacterial for pigs; and Advocin
(danofloxacin), the Company's new antibacterial for treating respiratory diseases in livestock and poultry. Aviax (semduramicin), a potent, broad-spectrum ionophore anticoccidial used to prevent coccidiosis in poultry, was launched in 1995 in Japan and Latin America. The Company also manufactures and sells an extensive line of cattle, swine and companion animal vaccines including BoviShield, Leukocell, RespiSure and Vanguard.

    Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors, retail outlets and directly to users, including feed manufacturers and animal producers. The principal methods of competition with respect to animal health products vary somewhat but include product innovation, service, price, quality and effective transfer of technological advances to the market through advertising and promotion. A substantial number of other companies manufacture and sell one or more products that are similar to the Company's animal health products. There are hundreds of producers of animal health products throughout the world.

CONSUMER HEALTH CARE

    The Company's Consumer Health Care Group's products include proprietary health items, baby care products and toiletries, and a number of products sold only in selected international markets, including Vanart hair care products in Mexico and Migraleve over-the-counter ("OTC") migraine medication and the TCP line of antiseptic and germicidal products marketed primarily in the United Kingdom.

    Among the better-known OTC brands manufactured and marketed by Consumer Health Care are Visine (tetrahydrozoline HCl) eyedrops, Ben-Gay topical analgesics, Desitin diaper rash ointments, Unisom (doxylamine succinate) sleep aids, Plax pre-brushing dental rinse, Rid anti-lice products and Barbasol shave creams and gels. Line extensions introduced in recent years include: Unisom SleepGels, soft liquid-filled gels with a maximum-strength sleep aid formula; Daily Care from Desitin, a lotion for the prevention of diaper rash; Barbasol Pure Silk women's shave products; and new formulations of Rid and Plax. In August 1995, the Company purchased Bain de Soleil skin care products from Procter & Gamble. In March 1996, the Company agreed to acquire the Cortizone and Hemorid brands from Thompson Medical Co., Inc. Cortizone is a leading brand of over-the-counter hydrocortisone products and Hemorid is the only brand of hemorrhoidal preparations expressly designed for women.

    The  Company completed several successful prescription--to--over-the-counter
(OTC) launches in 1995. An OTC version of Reactine, Canada's leading Rx antihistamine (cetirizine HCl), was launched in that country in April. OTC formulations of tioconazole were introduced in Canada as GyneCure for vaginal candidiasis and Trosyd AF for athlete's foot. In November, Diflucan One (fluconazole) was launched in the United Kingdom as a one-pill OTC treatment for vaginal candidiasis. In February 1996, Juscoat (piroxicam gel) was launched in Japan for treatment of chronic shoulder and back pain.

    Many other companies, large and small, manufacture and sell one or more products that are similar to the Company's consumer health products. The Company is a significant competitor in this extensive OTC market, and its principal methods of competition include product quality, product innovation, customer satisfaction, broad distribution capabilities, significant advertising and promotion efforts and price. In general, the winning and retaining of consumer acceptance of the Company's consumer products involve heavy expenditures for advertising, promotion and marketing.

DISCONTINUED OPERATIONS: FOOD SCIENCE BUSINESS

    In December 1995, the Company agreed to sell substantially all the net assets of its food science business to Cultor Ltd., a publicly held international nutrition company based in Finland, for approximately $350 million in cash. The sale was completed in January 1996. Disposal of the remaining assets, which are not material to the Company's business or the food science business, is expected to be completed over several years. The food science business has been reported in the Company's financial statements as a discontinued operation.

FINANCIAL SUBSIDIARIES

    The Company conducts international banking operations through a subsidiary, Pfizer International Bank Europe (PIBE), based in Dublin, Ireland. PIBE, incorporated under the laws of Ireland, operates under a full banking license from the Central Bank of Ireland. It makes loans and accepts deposits in a number of currencies in international markets. PIBE is an active Euromarket lender through its portfolio of loans and money market instruments to high quality corporations and sovereigns. Loans are made on a short and medium term basis, with floating interest rates.

    The Company's insurance operation, The Kodiak Company Limited, reinsures certain assets, inland transport and marine cargo of Pfizer's international operations.

INTERNATIONAL OPERATIONS

    Outside the United States, the Company has significant operations, both direct and through distributors that, in general, parallel its United States businesses. In 1995, the Company registered net sales in excess of $10 million in each of 45 countries outside the U.S., with no single country other than the U.S. and Japan, contributing more than 10% of total net sales. The Company's international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in certain countries outside the United States, including possible nationalization, expropriation and other restrictive government actions such as capital regulations. In addition, the values of currencies change and can either favorably or unfavorably impact the financial position and the results of operations of the Company. It is impossible to predict future changes in foreign exchange values or the effect they will have on the Company. The Company actively manages its foreign exchange risk through a variety of techniques including the use of foreign currency contracts. In addition, the

Company engages in hedging programs designed to protect selected balance sheet positions and future cash flow exposures. Further information with respect to the financial instruments used to carry out these hedging programs is incorporated by reference to the note entitled "Financial Instruments and Concentrations of Credit Risk" beginning on page 47 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

TAX MATTERS

    The earnings of the Company's pharmaceutical subsidiary operating in Puerto Rico are subject to taxes pursuant to an incentive grant effective through December 31, 2002. Under this grant, the Company is partially exempt from income, property and municipal taxes. For tax years beginning after December 31, 1993, the Omnibus Budget Reconciliation Act of 1993 ("OBRA") reduced by 40% the benefits accruing to the Company under Section 936 of the Internal Revenue Code (the "Puerto Rico tax credit"). Such tax benefits will decline an additional five percentage points per year through 1998. For tax years beginning after December 31, 1997, the Puerto Rico tax credit will be fixed at 40% of the level allowed prior to the enactment of OBRA.

    The Internal Revenue Service ("IRS") has completed its examination of the Company's federal income tax returns for the years 1987 through 1989. As part of this process, the Company received an examination report from the IRS in August 1995, requesting a response within 30 days, which sets forth the adjustments the IRS is proposing for those years. The Company has filed a response protesting the proposed adjustments and is awaiting communication from the IRS Appeals office. The proposed adjustments relate primarily to the tax accounting treatment of certain swaps and related transactions undertaken by the Company in 1987 and 1988. These transactions resulted in the receipt of cash in those years, which the Company duly reported as income for tax purposes. In 1989 (in Notice 89-21), the IRS announced that it believed cash received in certain swap transactions should be reported as income for tax purposes over the life of the swaps, rather than when received. In the case of the Company, this would cause some of the income to be reported in years subject to the Tax Reform Act of 1986. The IRS proposed adjustment involves approximately $72 million in federal taxes for the years 1987 through 1989, plus interest. If the proposed adjustment is carried through to the maturity of the transactions in 1992, an additional tax deficiency of approximately $86 million, plus interest, would result. The Company disagrees with the proposed adjustment and continues to believe that its tax accounting treatment for the transactions in question was proper. The Company is protesting and appealing the proposed adjustments. While it is impossible to determine the final disposition, the Company is of the opinion that the ultimate resolution of this matter should not have a material adverse effect on the financial position or the results of operations of the Company.

    In November 1994, Belgian tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect wholly owned subsidiary of the Company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. The proposed adjustment arises from an assertion by the Belgian tax authorities of jurisdiction with respect to income resulting primarily from certain transfers of property by non-Belgian subsidiaries of the Company to the Irish branch of PRDCO. In January 1995, PRDCO received an assessment from the tax authorities for additional taxes and interest of approximately $432 million and $97 million, respectively, relating to these matters. In January 1996, PRDCO received an assessment from the tax authorities, for fiscal year 1993, for additional taxes and interest of approximately $86 million and $18 million, respectively. The new assessment arises from the same assertion by the Belgian tax authorities of jurisdiction with respect to all income of the Irish branch of PRDCO. Based upon the relevant facts regarding the Irish branch of PRDCO and the provisions of Belgium tax laws and the written opinions of outside legal counsel, the Company believes that the assessments are wholly without merit.

    The Company believes that its accrued tax liabilities are adequate for all open years.

PATENTS AND RESEARCH

    The Company owns or is licensed under a number of patents relating to its products and manufacturing processes which, in the aggregate, are believed to be of material importance in its businesses. Based on current product sales, and in view of the vigorous competition with products sold by others, the Company does not consider any single patent or related group of patents to be significant in relation to the enterprise as a whole, except for the Procardia XL, Zithromax, Diflucan, Zoloft and Norvasc patents. Procardia XL employs a novel drug delivery system developed and patented by Alza Corporation. The Company holds an exclusive license to use this delivery system with nifedipine until 2003. In mid-1993, the FDA approved a New Drug Application (" NDA") for a competitor's sustained-release form of nifedipine for the treatment of hypertension. This product uses a different delivery system from the patented technology used in Procardia XL. Other forms of sustained-release nifedipine have been reported to be in various stages of development and in the marketplace by other companies. It is not possible to predict the timing and impact on sales of Procardia XL of possible future competition. Zithromax is a novel, broad spectrum macrolide antibiotic patented by Pliva and exclusively licensed to the Company for sales and marketing in all major countries of the world. The U.S. product patent on Zithromax (azithromycin) expires in 2005. The Company holds patents relating to Diflucan, Zoloft, and Norvasc.

    The Company spent in excess of $1.4 billion in 1995, $1.1 billion in 1994, and $960 million in 1993 on Company-sponsored research and development throughout the world. In 1996, the Company plans to spend approximately $1.7 billion on research and development. In 1991, the Company also established Pfizer Research and Development Company (PRDCO) in Ireland. In 1992, the Company provided PRDCO with an initial capitalization of approximately $1 billion to enable PRDCO to engage in research and development through a cost-sharing arrangement with Pfizer Ltd. (a Pfizer U.K. subsidiary) in exchange for PRDCO's receiving a portion of property rights relating to the development of specific products.

    Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to the Company's success in all areas of its business.

EMPLOYEES

    As of December 31, 1995, the Company employed approximately 43,800 persons in its continuing operations throughout the world as follows: United States, 17,800; Europe, 12,500; Asia, 7,200; Canada/Latin America, 4,900; and
Africa/Middle East, 1,400. The Company has a good relationship with its employees. The Food Science business, which was sold in January 1996, employed approximately 500 persons as of December 31, 1995.

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

    The 1990 Omnibus Budget Reconciliation Act requires pharmaceutical companies to extend rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. The Veterans Health Care Act, passed in 1992, requires manufacturers to provide discounts on purchases of pharmaceutical products by the Department of Veterans Affairs ("DVA") and by certain entities funded by the Public Health Service. The Company's net sales in 1995 were reduced by Medicaid rebates and rebates under related state programs which amounted to $85 million. In addition, in 1995, Pfizer provided $80 million in discounts to the federal government, primarily to the DVA and the Department of Defense, for drugs purchased in accordance with the Veterans Health Care Act.

    In 1990, the FDA announced a call for data for ingredients contained in products bearing anti-plaque and related claims. The call for data is part of the FDA's ongoing review, begun in 1972, of OTC drug products. The FDA is taking this administrative approach to evaluate the safety and efficacy of anti-plaque products and has not proceeded further with regard to 1989 regulatory letters it issued to the Company and several other manufacturers of products bearing anti-plaque claims. The Company submitted its response to the call for data relating to Plax, its pre-brushing dental rinse, on June 17, 1991. This filing, as well as filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Panel.

    On January 1, 1995, the new European Medicines Evaluation Agency ("EMEA") instituted a new drug-approval process for the member states of the European Union ("EU"). The EMEA provides two new drug-approval procedures. A "centralized procedure" supplements the traditional decentralized approach and allows for a single central approval that is valid in all EU states. The first such approval, for a non-Pfizer pharmaceutical, was issued in 1995. While it is envisioned that it will take several years for EMEA to be fully operational, it is expected that a harmonized, centralized regulatory agency in Europe would offer benefits to the human and veterinary drug industries. The Company continues to assess developments in this area and is implementing strategies designed to maximize benefits to the Company's products.

    During 1995, Congress set aside its debate on reform of the U.S. healthcare system and focused on balancing the Federal budget. As part of the budget process, proposals from both parties call for substantial reforms of the Medicare and Medicaid programs. As with the Congressional coordination of healthcare reform in 1994, Congress has not, to date, been able to reach a consensus. If consensus is reached, and Medicare and/or Medicaid legislation is enacted, it may require significant reductions from currently projected expenditures for the Medicare and Medicaid programs. Medicaid managed care systems driven by budget concerns are already under consideration in several states. If the Medicare and Medicaid programs implement systems that severely restrict the access of program participants to innovative new medicines, this could have a significant adverse effect on the Company.

RAW MATERIALS AND ENERGY

    Raw materials essential to the business of the Company and its subsidiaries are generally obtainable from multiple sources. The Company did not experience any significant restrictions on availability of raw materials or supplies during the last year and none is expected in 1996. Energy was available to the Company in sufficient quantities to meet Company requirements and this condition is expected to continue in 1996.

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

                                                         UNITED   ALL
                                                         STATES  OTHER   TOTAL
                                                         ------  -----   -----
                                                         (MILLIONS OF DOLLARS)
Environment-related capital expenditures:
  1995 Actual..........................................  $41.9   $ 4.0   $45.9
  1996 Estimated.......................................   49.5    11.8    61.3
  1997 Estimated.......................................   42.7     3.5    46.2
Other environmental-related expenses:
  1995 Actual..........................................   35.7    13.0    48.7
  1996 Estimated.......................................   43.5    20.3    63.8

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

    All of the following properties are owned in fee by the Company.

    Groton Research Laboratories and Plant Facilities -- These facilities are located in Groton, Connecticut, and surrounding towns, on approximately 649 acres, and include a number of buildings of one to eight stories, containing approximately 3,088,000 square feet of floor space either existing or under construction.

    In the research complex at Groton, construction of significant new buildings is continuing, with major expansion (116,000 square feet) of the pharmaceutical research and development facilities scheduled for completion in 1996. Construction was completed in 1993 on several research expansions including a 156,000-square-foot drug-safety building addition, a 30,000-square-foot central-utilities building, and a 442,000-square-foot parking facility. Principal products produced at Groton are bulk pharmaceuticals. Since acquiring the plant in 1946, the Company has made major improvements, including construction of production facilities, a powerhouse and generating equipment and a large research complex adjacent to the plant. In 1992, major improvements to plant facilities were initiated, including a process effluent and waste water treatment facility and a major pharmaceutical capacity replacement project. Both projects are expected to be completed in 1996.

    Brooklyn Plant -- The Company's site in Brooklyn, New York, is on approximately 17 acres, including a number of buildings containing approximately 596,000 square feet of floor space. The primary operations, pharmaceutical dosage-form manufacturing and packaging, are housed in an eight-story production facility containing 545,000 square feet.

    Memphis Logistics Center -- This distribution and order fulfillment operation is located on a 20-acre site in Memphis, Tennessee. Three former distribution centers (Atlanta, Chicago and Dallas) merged into the Memphis Logistics Center in 1995, creating this geographically centralized facility. The Center provides the Company with 262,440 square feet of warehouse space and 15,000 square feet of office space. In addition, the warehouse has the capability of expanding by another 175,000 square feet. Besides distribution and transportation services, the Memphis facility is also used as a center for certain customer service operations of the Company.

    Vigo Plant and Research Facility -- These facilities, located in Vigo County near Terre Haute, Indiana, are on a site of approximately 2,000 acres and consist of a number of buildings of one to five stories containing approximately 575,000 square feet of floor space. Principal products produced at this plant are pharmaceutical products and bulk antibiotics. Animal health research is also performed on this site. The acreage and floor space reflect the sale of Pfizer's Food Science Group to Cultor Ltd. The sale was consummated on January 28, 1996.

    Barceloneta Plant -- Pfizer Pharmaceuticals Inc. is located on an 89-acre property owned by the Company at Barceloneta, Puerto Rico. An additional 151 acres of land adjacent to this property were purchased in 1991 for future utilization. An adjacent 9-acre site was purchased in 1995 and integrated into existing facilities. The facilities contain four major manufacturing buildings (of two to four floors) and twelve support buildings with a total approximate area of 419,700 square feet of floor space; and ten additional facilities (tank farms, electrical substations, cooling towers, etc.) with an approximate area of 81,000 square feet, for a total plant facilities area of approximately 500,700 square feet. The plant houses organic synthesis manufacturing, pharmaceutical dosage-form manufacturing and packaging facilities and the required service areas, such as bulk and drum liquid storage, laboratories, utilities, engineering shops, employee services and administration.

    Lincoln Plant and Research Facility and Lee's Summit Facility -- The Company's principal Animal Health facilities are located in Lincoln, Nebraska and Lee's Summit, Missouri. The extensive Lincoln property encompasses 850,651 square feet, including a biological production facility covering 285,348 square feet of floor space, a pharmaceutical production facility covering 87,640 square feet, 18 satellite buildings and two offsite research farms. Operations at Lincoln include a manufacturing center for biological and pharmaceutical animal health products, and a research and development center for biological products.

    The Lee's Summit Facility is located on a site of approximately 104 acres owned by the Company in the City of Lee's Summit, Jackson County, Missouri. There are five major buildings on the site of one to five floors with a total floor space of approximately 215,000 square feet. Primary operations at the facility are manufacturing and packaging of sterile injectible products,
blending  and  packaging   of  medicated  premix   products,  and   distribution
operations.

    Other U.S. Locations -- The Company also operates 9 other production facilities in the United States and has five regional sales centers and two additional distribution centers in various parts of the country which are owned in fee.

    Outside the United States -- The Company's major manufacturing facilities outside the United States are located in Australia, Belgium, Brazil, China, France, Germany, Great Britain, India, Ireland, Italy, Japan, Mexico and Venezuela. The plants in these thirteen countries have an aggregate of over 2.5 million square feet of floor space. Other plants are located in over 16 other countries around the world.

    Sandwich -- A large medicinal and animal health research unit is located in Sandwich, England where an 82,000-square-foot clinical-sciences building became operational in 1993 and a 99,000-square-foot animal-sciences building became operational in early 1994. Construction of a 97,000-square-foot pharmaceutical sciences building is in the advanced stage of completion. An effluent treatment plant is also under construction for this site.

    Ringaskiddy -- The Ringaskiddy facility in Ireland comprises three fully operational bulk organic synthesis manufacturing plants which are of key importance to bulk organic substance sourcing. The last unit began operating in early 1995 and is now operating at design capacity. Ringaskiddy manufactures the majority of bulk products required by the International Pharmaceuticals Group in its worldwide dosage-form operations. These manufacturing plants, which are computer controlled, provide considerable flexibility in supplying both the current and foreseeable requirements for the Group. The facility also has the capacity to support the manufacture of substances being developed for future products. Ringaskiddy's manufacturing operations are self-supported by a modern and efficient infrastructure, providing such services as utilities, quality assurance, environmental treatment systems and maintenance.

    Nagoya -- The Nagoya facility in Japan encompasses several significant individual operations in addition to its research function and is the sole supplier of certain bulk substances. Fermentation, bulk organic synthesis and dosage-form manufacturing are important to the supply of the Company's operations in Japan (the country with the largest sales after the United States) as well as elsewhere in the world. Various facilities on the site are computer controlled and, similar to Ringaskiddy, the manufacturing operations are self-supported by utility services, quality assurance, environmental treatment systems and maintenance functions. Manufacturing facilities for fermentation and refining are being expanded to meet the growing demand for specialized drug substances and are expected to be operational by the end of 1996.

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

    As previously disclosed, numerous claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60 DEG. or 70 DEG. Shiley Convexo-Concave (C/C) heart valves, or anxiety that properly functioning implanted valves might fracture in the future or personal injury from a prophylactic replacement of a functioning valve.

    In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 million to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 21, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 4, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 3, 1994. On August 8, 1994, the Sixth Circuit dismissed an appeal from the denial of a motion by the same appellants to vacate the judgment approving the settlement, and the U.S. Supreme Court denied a writ of certiorari on January 9, 1995. Another appeal to the Sixth Circuit by the same appellants regarding the denial of their earlier motion to intervene is pending. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, nine have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

    The Company's operations are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state superfund laws. Such designations are made regardless of the extent of the Company's involvement. There are also claims that the Company may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state, local and foreign laws.

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

    Through the early 1970s, Pfizer (Minerals Division) and Quigley Company, Inc., a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of twenty defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. Prior to September 1990, the cases involving talc products were defended by the CCR, but the Company is now overseeing its own defense of these actions. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against Pfizer.

    On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR. The settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over ten years. In addition, the shares allocated to the CCR members eliminate joint and several liability. The court has determined that the settlement is fair and reasonable. Subsequently, the court entered an injunction enforcing its determination. An appeal from that injunction is pending in the United States Court of Appeals for the Third Circuit.

    At approximately the time it filed the future claims class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members including Pfizer and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of cases as of December 31, 1995 is 14,305 asbestos cases against Quigley; 5,764 asbestos cases against Pfizer Inc.; and 70 talc cases against Pfizer Inc.

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

    The United States Environmental Protection Agency -- Region 1 and the Department of Justice have informed the Company that the federal government is contemplating an enforcement action arising primarily out of a December 1993 multimedia environmental inspection, as well as certain state inspections, of the Company's Groton, Connecticut facility. The Company is engaged in discussions with the governmental agencies and does not believe that an enforcement action, if brought, will have a material adverse effect on the financial position or the results of operations of the Company.

    The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs)(the Federal Class Action), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, have agreed to settle the Federal Class Action subject to court approval. The Company's share, pursuant to an Agreement as of January 31, 1996, is $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy, and specifically denies liability in the Settlement Agreement, but has agreed to settle to avoid the monetary and other costs of litigation. The Settlement was filed with the Court on February 9, 1996. A hearing was held on February 14, and the settlement was preliminarily approved and a final fairness hearing was set for March 27. The Court has tentatively scheduled the Federal Class Action for trial commencing May 7, 1996. No other action has been scheduled for trial.

    In addition, consumer class actions have been filed in state courts, alleging injury to consumers as well as retail pharmacies from the failure to give discounts to retail pharmacy companies. Both a consumer class and a retailer class have been certified in separate California actions. Consumer class actions filed in Colorado and Washington have been dismissed, and are now on appeal. The Company was dismissed from a consumer class action in Wisconsin, but a determination of the finality of that dismissal is pending. Consumer class actions are also pending in Alabama, Arizona, Maine, Michigan, and New York. Retailer class actions are also pending in Alabama and Minnesota.

    The Company believes that these cases, which generally seek damages and certain injunctive relief, are without merit.

    Schneider (USA) Inc. and Schneider (Europe) AG have been named, together with Advanced Cardiovascular Systems, Inc., in a federal antitrust action brought on January 2, 1996, by Boston Scientific Corporation and SciMed Life Systems, Inc. (a subsidiary of Boston Scientific) in the U.S. District Court, District of Massachusetts . The suit alleges that the defendants unlawfully obtained and enforced certain patents covering rapid exchange angioplasty catheters, and conspired against the plaintiffs by, among other allegations, their settlement of patent infringement litigation in December of 1991. The suit seeks unspecified treble damages and injunctive relief. The Company believes that the case is without merit.

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

    A consolidated class action on behalf of persons who allegedly purchased Pfizer common stock during the March 24, 1989 through February 26, 1990 period is pending in the United States District Court for the Southern District of New York. This lawsuit, which commenced on July 13, 1990, alleges that the Company and certain officers and former directors and officers violated federal securities law by failing to disclose potential liability arising out of personal injury suits involving Shiley heart valves and seeks damages in an unspecified amount. The defendants in this action believe that the suit is without merit. A derivative action commenced on April 2, 1990, against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves is pending in the Superior Court, Orange County, California. The complaint seeks, among other forms of relief, damages in an unspecified amount. The defendants in the action believe that the suit is without merit.

    A purported class action entitled Bradshaw v. Pfizer Inc. and Howmedica Inc. is pending in the U.S. District Court, Northern District of Ohio. The action seeks monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleges that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. The federal magistrate judge has recommended that the district court deny the plaintiffs' motion to certify the case as a class action. The Company believes that the suit is without merit.

    From 1994 to 1995, seven purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina, California, Minnesota (2), Indiana, Ohio and Louisiana. The California, Ohio and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994, the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit conditionally granted plaintiffs' motion for class certification; on March 3, 1995, the court in the California suit denied plaintiffs' motion for class certification; and on October 25, 1995, the court in the Indiana suit denied plaintiffs' motion for class certification; on February 15, 1996 the United States Court of Appeals for the Sixth Circuit reversed the Ohio Court's conditional certification. The Company believes the suits are without merit.

    In June, 1993, the Ministry of Justice of the State of Sao Paulo, Brazil commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. (Pfizer Brazil) asserting that during a period in 1991, Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action seeks the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. On February 8, 1996, the trial court issued a decision holding Pfizer Brazil liable. The award of damages to individuals and the payment into the public reserve fund will be determined in a subsequent phase of the proceedings. The trial court's opinion sets out a formula for calculating the payment into the public reserve fund which could result in a sum of approximately $88 million. The total amount of damages payable to eligible individuals under the decision would depend on the number of persons eventually making claims. Pfizer Brazil is appealing this decision. The Company believes that this action is without merit and should not have a material adverse effect on the financial position or the results of operations of the Company.

    Information on income tax adjustments proposed by the U.S. and Belgian tax authorities is incorporated by reference to the Tax Matters section in Item 1 on page 7.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

                        AGE AS OF THE
                         DATE OF THE
                      COMPANY'S ANNUAL
                      MEETING APRIL 25,                    POSITIONS AND OFFICES
NAME                        1996                        WITH COMPANY PRESENTLY HELD
--------------------  -----------------   -------------------------------------------------------
Brian W. Barrett....         56           Vice President; Executive Vice President --
                                           International Pharmaceuticals Group
M. Kenneth Bowler...         53           Vice President -- Federal Government Relations
C. L. Clemente......         58           Senior Vice President -- Corporate Affairs; Secretary
                                           and Corporate Counsel; Member of the Corporate
                                           Management Committee
Bruce R. Ellig......         59           Vice President -- Employee Resources
Donald F. Farley....         53           Vice President; President -- Consumer Health Care Group
George A. Forcier...         57           Vice President -- Quality Control
P. Nigel Gray.......         57           Vice President; President -- Hospital Products Group
Gary N. Jortner.....         51           Vice President; Group Vice President, Disease
                                           Management -- U.S. Pharmaceuticals Group
Karen L. Katen......         47           Vice President; President -- U.S. Pharmaceuticals Group
Alan G. Levin.......         34           Treasurer
Henry A.                     53           Executive Vice President; Member of the Corporate
 McKinnell..........                       Management Committee
Brower A. Merriam...         61           Vice President; President -- Animal Health Group
Victor P. Micati....         56           Vice President; Executive Vice President --
                                           International Pharmaceuticals Group
Paul S. Miller......         57           Senior Vice President; General Counsel; Member of the
                                           Corporate Management Committee
George M. Milne,             52
 Jr.................                      Vice President; President -- Central Research
Robert Neimeth......         60           Executive Vice President; President -- International
                                           Pharmaceuticals Group; Member of the Corporate
                                           Management Committee
John F. Niblack.....         57           Executive Vice President -- Research and Development;
                                           Member of the Corporate Management Committee
William J.                   60
 Robison............                      Senior Vice President -- Employee Resources
Herbert V. Ryan.....         59           Controller
Craig Saxton........         53           Vice President; Executive Vice President -- Central
                                           Research
David L. Shedlarz...         48           Vice President -- Finance and Chief Financial Officer

                        AGE AS OF THE
                         DATE OF THE
                      COMPANY'S ANNUAL
                      MEETING APRIL 25,                    POSITIONS AND OFFICES
NAME                        1996                        WITH COMPANY PRESENTLY HELD
--------------------  -----------------   -------------------------------------------------------
William C. Steere,           59           Chairman and Chief Executive Officer; Chair of the
 Jr.................                       Corporate Management Committee
Frederick W.                 44           Vice President -- Corporate Strategic Planning and
 Telling............                       Policy

                  BUSINESS EXPERIENCE OF NON-DIRECTOR OFFICERS

BRIAN W. BARRETT

    Mr. Barrett joined Pfizer Canada in 1966, where he served in various financial positions, including Chief Financial Officer of the Canadian subsidiary. In 1971, he was appointed Assistant Controller of Pfizer International in New York; in 1973, Director of International Planning and in 1976, Director of Planning. In 1980, Mr. Barrett was appointed Vice President -- Corporate Strategic Planning; in 1983, he became Vice President -- Finance for Pfizer International; and in 1985, President -- Africa/ Middle East and in 1991, President -- Asia/Canada. In 1992, Mr. Barrett was elected Vice President of the Company and in 1993 became President, Northern Asia, Australasia and Canada -- International Pharmaceuticals Group. Mr. Barrett has recently been named Executive Vice President, International Pharmaceuticals Group, effective January 1, 1996.

M. KENNETH BOWLER

    Mr. Bowler joined the Company in 1989, and has been Vice President -- Federal Government Relations since 1990. He formerly served as Staff Director for the House Ways and Means Committee.

C. L. CLEMENTE

    Mr. Clemente joined the Company in 1964 and has served in a number of domestic and international positions, including Vice President; General Counsel and Secretary, Pfizer International, Inc. and Vice President of Coty, formerly Pfizer's fragrance and cosmetic division. In 1983, he was named Associate General Counsel of Pfizer Inc. In 1986, he was elected Vice President; General Counsel and Secretary of the Company. He became a member of the Corporate Management Committee of the Company in 1991. In 1992, he was elected Senior Vice President -- Corporate Affairs; Secretary and Corporate Counsel.

BRUCE R. ELLIG

    Mr. Ellig joined the Company in 1960. He progressed through a number of positions of increasing responsibility in the Corporate Personnel Division including Vice President -- Compensation and Benefits in 1978 and Vice President -- Employee Relations in 1983. In 1985, he was elected Vice President -- Personnel of Pfizer Inc., the title of which recently was changed to Vice President -- Employee Resources.

DONALD F. FARLEY

    Mr. Farley joined the Company in 1965 as Production Engineer for the Chemical Division. After serving in a number of positions of increasing responsibility within the Chemical Division, he was named its Vice President, Operations in 1982. In 1986 he became Senior Vice President of the Division, and in 1988, Executive Vice President -- Specialty Chemicals. In 1992, Mr. Farley was named President of the Food Science Group, and in February 1993 was elected a Vice President of the Company. Mr. Farley was recently named President of the Company's Consumer Health Care Group, effective January 1, 1996.

GEORGE A. FORCIER

    Dr. Forcier joined the Company in 1966 as Analytical Research Chemist for the Company's Medical Research Laboratories. In 1970, he was named Project Leader, in 1979 Manager, and in 1981, Assistant Director, of the Analytical Research Department. In 1986 he was named Director of the Analytical Research and Development Department and in 1991, he became Group Director. In 1994, Dr. Forcier became Vice President -- Quality Control of the Company.

P. NIGEL GRAY

    Mr. Gray joined the Company in 1975 as Export Sales Manager for Howmedica U.K., Ltd. in England, and progressed through a number of positions of increasing responsibility before being named Vice President, Marketing for Howmedica Europe in 1983. In 1987, Mr. Gray became Senior Vice President and General Manager of Howmedica International in Staines, England, then President of Howmedica International in 1992. In 1993, he came to New York as Executive Vice President of the Company's Hospital Products Division and President of the Medical Devices Division, and in 1994, he was elected a Vice President of the Company. In July 1995, Mr. Gray assumed his current position as President of the Company's Hospital Products Group.

GARY N. JORTNER

    Mr. Jortner joined the Company in 1973 as a Systems Analyst for Pfizer Pharmaceuticals. In 1974, he transferred to product management and progressed through a series of promotions that resulted in his being named Group Product Manager for Pfizer Labs in 1978. In 1981, he became Vice President of Marketing for Pfizer Labs. In 1986, he was promoted to Vice President of Operations for Pfizer Labs. In 1991, he was named Vice President and General Manager, Pfizer Labs Division. In 1992, Mr. Jortner was elected Vice President of the Company. In 1994, he was named Vice President; Group Vice President, Disease Management -- U.S. Pharmamaceuticals Group.

KAREN L. KATEN

    Ms. Katen joined the Company in 1974 as a Marketing Associate for Pfizer Pharmaceuticals. Beginning in 1975, she progressed through a number of positions of increasing responsibility in the Roerig product management group which resulted in her being named Group Product Manager in 1978. In 1980, she transferred to Pfizer Labs as a Group Product Manager and later became Director, Product Management. In 1983, she returned to Roerig as Vice President -- Marketing. In 1986, she was named Vice President and General Manager -- Roerig Division. In 1992, she was elected Vice President of the Company. In 1993, Ms. Katen became Executive Vice President of the U.S. Pharmaceuticals Group and, effective August 1, 1995, Ms. Katen assumed her present position as President of the U.S. Pharmaceuticals Group.

ALAN G. LEVIN

    Mr. Levin joined the Company in 1987 as Senior Operations Auditor for the Controllers Division. In 1988 he joined the Treasurer's Division as Controller of the Pfizer International Bank in San Juan, Puerto Rico. He returned to New York in 1991 as Director -- Finance, Asia, and in 1993 was named Senior Director -- Finance, Asia. In January 1995, Mr. Levin assumed his present position as Treasurer of the Company.

HENRY A. MCKINNELL

    Dr. McKinnell joined the Company in 1971. In 1977, he became Vice President -- Area Manager for Pfizer Asia. In 1979, he became Executive Vice President and in 1981, President of Pfizer Asia. In 1984, Dr. McKinnell was named Vice President -- Corporate Strategic Planning, and in 1986, he was elected a Vice President of the Company. In 1990, Dr. McKinnell became the Company's Chief

Financial Officer and was named Vice President -- Finance of the Company. In 1992, he became a member of the Corporate Management Committee of the Company. In that same year, he became Executive Vice President of the Company, and President of the Company's Hospital Products Group, in addition to remaining the Company's Chief Financial Officer. In 1995, Dr. McKinnell's responsibilities changed, with the Vice Presidents in charge of the U.S. Pharmaceuticals Group, the Consumer Health Care Group and the Food Science Group reporting to him, as well as the Vice President -- Finance and Chief Financial Officer, and the Vice President in charge of Corporate Strategic Planning and Policy.

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

VICTOR P. MICATI

    Mr. Micati joined the Company in 1965 as a Management Candidate for Pfizer Labs. Beginning in 1966, he progressed through a number of positions of increasing responsibility in the Pfizer Labs division, which resulted in his being named Vice President -- Marketing in 1971. In 1972 he became Vice President of Pharmaceutical Development for International Pharmaceuticals. In 1980, he was named Executive Vice President of the European Management Center. Mr. Micati returned to the International Pharmaceutical Division in 1984 as Senior Vice President, and in 1990 was named President, Europe. In 1992, he was elected Vice President of the Company. Mr. Micati has recently been named Executive Vice President, International Pharmaceuticals Group, effective January 1, 1996.

PAUL S. MILLER

    Mr. Miller joined the Company in 1971 and was appointed an Assistant Secretary and Assistant General Counsel in 1975. In 1983, he was named Associate General Counsel. In 1986, he became Secretary of the Corporate Management Committee, and in that same year he was elected Vice President; General Counsel of the Company. He became a member of the Corporate Management Committee of the Company in 1991. In 1992, Mr. Miller was elected Senior Vice President; General Counsel of the Company.

GEORGE M. MILNE, JR.

    Dr. Milne joined the Company in 1970 as a Research Scientist. In 1973, he was named Senior Research Scientist and progressed through a number of positions of increasing responsibility which resulted in his being named Vice President, Research and Development Operations in 1985. In 1988, Dr. Milne became Senior Vice President, Research and Development, and in 1993, he was elected Vice President of the Company and President, Central Research.

ROBERT NEIMETH

    Mr. Neimeth joined the Company in 1962 as a management trainee, subsequently serving as Country Manager, Nigeria, as Vice President, Pharmaceutical Development in Asia, and then as President of Pfizer Asia from 1972 to 1977. He then served as Vice President and Director of Operations for Pfizer Labs in the U.S. In 1980 he became President Pfizer Europe and, in 1983,

Mr. Neimeth became Vice President of the Company. In 1984, he was also elected Executive Vice President of Pfizer International Subsidiaries and assumed supervision of the pharmaceutical business in Africa and the Middle East, in addition to his responsibilities in Europe. In 1990, he was named President, Pfizer International Subsidiaries. In 1991, he became Chairman, President and Chief Executive Officer of Pfizer International. He also became a member of the Corporate Management Committee of the Company in 1991. In 1992, he was elected Executive Vice President of the Company, and President, International Pharmaceuticals Group. In this capacity, Mr. Neimeth supervises the Company's International Pharmaceutical and worldwide Animal Health operations and, beginning in 1995, the Hospital Products Group as well.

JOHN F. NIBLACK

    Dr. Niblack joined the Company in 1967 and held various management positions in new drug discovery operations before being appointed in 1984 as Vice President, Medicinal Products Research and in 1986 as Executive Vice President, Central Research. In 1990, Dr. Niblack was named President -- Central Research and elected a Vice President of the Company. In 1993, Dr. Niblack was elected Executive Vice President -- Research and Development, and became a member of the Corporate Management Committee of the Company.

WILLIAM J. ROBISON

    Mr. Robison joined the Company in 1961 as a Sales Representative for Pfizer Labs. After serving in a number of positions of increasing responsibility in the Labs division, he was appointed Vice President of Sales in 1980, and Senior Vice President Pfizer Labs in 1986. In 1990 he was appointed Vice President and General Manager of Pratt Pharmaceuticals, and in 1992 was named President of the Consumer Health Care Group, and was elected Vice President of the Company. Mr. Robison was recently elected Senior Vice President -- Employee Resources, effective January 1, 1996.

HERBERT V. RYAN

    Mr. Ryan joined Pfizer in 1962 as Supervisor, Capital Assets. In 1964 he was named Supervisor, Corporate Ledger, and in 1966 became Director, Corporate Accounting. In 1981 he was appointed Assistant Controller, Corporate Accounting. In 1993, Mr. Ryan was elected Controller.

CRAIG SAXTON

    Dr. Saxton joined the Company in 1976 as Clinical Projects Director for the Central Research Division of Pfizer Limited in Sandwich, England. In 1981, he was named Senior Associate Medical Director for the International Division of Pfizer Inc., and in 1982 became the Division's Vice President, Medical Director. Dr. Saxton became Senior Vice President, Clinical Research and Development for the Central Research Division in 1988. In 1993, he was named Executive Vice President -- Central Research and was elected a Vice President of the Company.

DAVID L. SHEDLARZ

    Mr. Shedlarz joined the Company in 1976 as Senior Financial Analyst for the Pharmaceuticals Division. After serving in a number of positions of increasing responsibility, he was named Production Controller in 1979 and Assistant Group Controller in 1981. In 1984, he became Group Controller and in 1989 was named Vice President of Finance for the Pharmaceuticals Group. In 1992, Mr. Shedlarz was elected Vice President -- Finance of the Company. In August 1995, Mr. Shedlarz became Chief Financial Officer of the Company.

FREDERICK W. TELLING

    Dr. Telling joined the Company in 1977 as Associate Personnel Manager for the Pharmaceuticals Division, and progressed through a number of positions of increasing responsibility before being named Director of Planning for the Pharmaceuticals Division in 1981. In 1987, he was named the Vice President of Planning and Policy, and in 1994, Senior Vice President of Planning and Policy for USPG. In 1994, Dr. Telling was elected Vice President, Corporate Strategic Planning and Policy.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The principal market for the Company's Common Stock is the New York Stock Exchange. It is also listed on the London, Paris, Brussels, and Swiss Stock Exchanges. The Company's Common Stock is also traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference to the "Quarterly Consolidated Statement of Income (Unaudited)" found on page 59 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

    Financial information for the five most recent fiscal years, as required by this item, is incorporated by reference to the "Financial Summary" on pages 60 and 61 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this item is incorporated by reference to the "Financial Review" on pages 30 through 37 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item is incorporated by reference to the "Independent Auditors' Report" found on page 39 and to consolidated financial statements and supplementary data found on pages 40 through 59 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with regard to the Directors of the Company, including those of the Executive Officers who are Directors, is incorporated by reference to pages 2 through 7 of the Company's Proxy Statement dated March 19, 1996.

    The Board of Directors elects officers at its first meeting after each annual meeting of shareholders. The Board may also elect officers from time to time throughout the year. Elected officers of the Company hold office until their successors are chosen or until their earlier death, resignation or removal. Information with regard to the Executive Officers of the Company is incorporated by reference to pages 17 through 22 of this Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    Information with regard to executive compensation is incorporated by reference to pages 8 through 20 of the Company's Proxy Statement dated March 19, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with regard to security ownership of certain beneficial owners and management is incorporated by reference to pages 2 through 7 of the Company's Proxy Statement dated March 19, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with regard to certain relationships and related transactions is incorporated by reference to page 21 of the Company's Proxy Statement dated March 19, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as a part of this report.

    (a)(1)  Financial Statements

    The following consolidated financial statements, related notes and independent auditors' report, included on pages 39 through 59 of the Annual Report to Shareholders for the year ended December 31, 1995 have previously been incorporated by reference in Item 8 of Part II of this report:

                                                                       PAGE IN THE
                                                                    ANNUAL REPORT TO
                                                                      SHAREHOLDERS
                                                                    -----------------
Independent Auditors' Report......................................             39
Segment Information...............................................             40
Geographic Data...................................................             41
Consolidated Statement of Income..................................             42
Consolidated Statement of Shareholders' Equity....................             43
Consolidated Balance Sheet........................................             44
Consolidated Statement of Cash Flows..............................             45
Notes to Consolidated Financial Statements........................          46-58
Quarterly Consolidated Statement of Income........................             59

    (a)(2)  Financial Statement Schedule

                                                                             PAGE
                                                                             -----
Schedule II -- Valuation and Qualifying Accounts...........................    27

    Schedules not listed above have been omitted for the reason that they are not applicable or not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted on the basis that these subsidiaries, considered in the aggregate, would not constitute a significant subsidiary.

    (a)(3)  Exhibits

  3(i)  -- Restated Certificate of Incorporation  of the Company, as  of
           April 1991 (incorporated by reference to Exhibit 4(a) of Form
           S-8,   Registration  No.  33-44053),   as  corrected  by  the
           Certificate of  Correction  of the  Restated  Certificate  of
           Incorporation  of the  Company (incorporated  by reference to
           Exhibit 3(i) of the Company's  Form 10-K for the fiscal  year ended December 31, 1994).
  3(ii) -- By-laws   of   the  Company,   as   amended  June   23,  1994
           (incorporated by reference to Exhibit 3(ii) of the  Company's
           Form 8-K Current Report dated June 23, 1994).

 10(i)  -- Executive Compensation Plans and Arrangements:
        -- 10.1  -- Form  of Severance  Agreement for  Certain Executive
           Officers of the Company (incorporated by reference to Exhibit
           10(a)(1) of the Company's Form 10-K for the fiscal year ended
           December 31, 1994).
        -- 10.2  --  Pfizer  Inc.  Performance-Contingent  Share   Award
           Program  (incorporated by reference to Exhibit 4 of Form S-8,
           Registration No. 33-56977).
   (ii) -- Stock and Asset Purchase Agreement:
        -- 10.3 -- The Stock and  Asset Purchase Agreement, dated as  of
           November  23, 1994 between the Company and SmithKline Beecham plc is incorporated  by reference to  the Company's Form  8-K dated January 19, 1995.
 11     -- Computation  of Earnings  Per Common Share  and Fully Diluted
           Earnings Per Common Share.
 12     -- Computation of Ratio of Earnings to Fixed Charges.
 13(a)  -- Portions of the Annual Report  of the Company for the  fiscal year ended December 31, 1995 which are expressly incorporated by reference herein.
 13(b)  -- Copy   of  the  Annual  Report  of  the  Pfizer  Savings  and
           Investment Plan  on  Form  11-K for  the  fiscal  year  ended
           December 31, 1995.
 13(c)  -- Copy   of  the  Annual  Report  of  the  Pfizer  Savings  and
           Investment Plan for Employees Resident in Puerto Rico on Form
           11-K for the fiscal year ended December 31, 1995.
 21     -- Subsidiaries of the Registrant.
 23     -- Report and  consent of  KPMG  Peat Marwick  LLP,  independent certified public accountants.
 27     -- Financial Data Schedule
 99     -- Cautionary  Statements Regarding "Safe  Harbor" Provisions of
           the Private Securities Litigation Reform Act of 1995.

    (b)  Reports on Form 8-K

    The Company filed a report on Form 8-K dated November 29, 1995.

    Exhibits to the Form 10-K are available upon request at a charge of ten cents per page. Requests should be directed to C. L. Clemente, Secretary, Pfizer Inc., 235 East 42nd Street, New York, N.Y. 10017.

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

Dated: March 28, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           SIGNATURES                                TITLE                           DATE
--------------------------------   ------------------------------------------   --------------

   /s/ WILLIAM C. STEERE, JR.
--------------------------------   Chairman of the Board, Director (Principal   March 28, 1996
    (William C. Steere, Jr.)        Executive Officer)

     /s/ DAVID L. SHEDLARZ         Vice President -- Finance and Chief
--------------------------------    Financial Officer (Principal Financial      March 28, 1996
      (David L. Shedlarz)           Officer)

      /s/ HERBERT V. RYAN
--------------------------------   Controller (Principal Accounting Officer)    March 28, 1996
       (Herbert V. Ryan)

--------------------------------   Director                                     March   , 1996
       (M. Anthony Burns)

     /s/ GRACE J. FIPPINGER
--------------------------------   Director                                     March 28, 1996
      (Grace J. Fippinger)

      /s/ GEORGE B. HARVEY
--------------------------------   Director                                     March 28, 1996
       (George B. Harvey)

    /s/ CONSTANCE J. HORNER
--------------------------------   Director                                     March 28, 1996
     (Constance J. Horner)

           SIGNATURES                                TITLE                           DATE
--------------------------------   ------------------------------------------   --------------

    /s/ STANLEY O. IKENBERRY
--------------------------------   Director                                     March 28, 1996
     (Stanley O. Ikenberry)

    /s/ THOMAS G. LABRECQUE
--------------------------------   Director                                     March 28, 1996
     (Thomas G. Labrecque)

       /s/ JAMES T. LYNN
--------------------------------   Director                                     March 28, 1996
        (James T. Lynn)

--------------------------------   Director                                     March   , 1996
        (Paul A. Marks)

    /s/ EDMUND T. PRATT, JR.
--------------------------------   Director                                     March 28, 1996
     (Edmund T. Pratt, Jr.)

--------------------------------   Director                                     March   , 1996
      (Franklin D. Raines)

      /s/ FELIX G. ROHATYN
--------------------------------   Director                                     March 28, 1996
       (Felix G. Rohatyn)

      /s/ JEAN-PAUL VALLES
--------------------------------   Director                                     March 28, 1996
       (Jean-Paul Valles)

                      PFIZER INC. AND SUBSIDIARY COMPANIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions                         Balance
                                               BALANCE AT    -------------------------                  at
                                                BEGINNING    CHARGED TO    CHARGED TO                   End
                                                   OF         COSTS AND       OTHER                     of
DESCRIPTION                                      PERIOD       EXPENSES     ACCOUNTS(a)   Deductions(b) Period
---------------------------------------------  -----------   -----------   -----------   -----------   -----
                                                                   (millions of dollars)
Year ended December 31, 1995
  Valuation and qualifying accounts deducted
   from assets to which they apply:

      Allowance for doubtful accounts........  $44.1         $23.9         $ 0.3         $ 7.3(c)      $61.0
                                               -----         -----           ---           ---         -----
                                               -----         -----           ---           ---         -----
      Allowance for credit losses............  $20.5         $ 3.0         $--           $--           $23.5
                                               -----         -----           ---           ---         -----
                                               -----         -----           ---           ---         -----
Year ended December 31, 1994
  Valuation and qualifying accounts deducted
   from assets to which they apply:

      Allowance for doubtful accounts........  $40.6         $11.5         $--           $ 8.0         $44.1
                                               -----         -----           ---           ---         -----
                                               -----         -----           ---           ---         -----
      Allowance for credit losses............  $13.5         $ 7.0         $--           $--           $20.5
                                               -----         -----           ---           ---         -----
                                               -----         -----           ---           ---         -----
Year ended December 31, 1993
  Valuation and qualifying accounts deducted
   from assets to which they apply:

      Allowance for doubtful accounts........  $36.2         $12.1         $ 0.4         $ 8.1         $40.6
                                               -----         -----           ---           ---         -----
                                               -----         -----           ---           ---         -----
      Allowance for credit losses............  $14.5         $--           $--           $ 1.0         $13.5
                                               -----         -----           ---           ---         -----
                                               -----         -----           ---           ---         -----

------------------------
(a) Recoveries of accounts previously written off.

(b) Primarily consists of uncollectible accounts charged against the allowance accounts. Deductions also include the impact of translation of foreign currencies.

(c) Amount includes approximately $2.2 million of allowances related to the food science business that were classified as net assets held for sale as of December 31, 1995.

    The following trademarks, found in this report, are among those used by Pfizer Inc.

CARDURA (DOXAZOSIN MESYLATE)
DIFLUCAN (FLUCONAZOLE)
ENABLE (TENIDAP)
ENABLEX (TENIDAP)
E5 (ANTI-ENDOTOXIN ANTIBODY)
GLUCOTROL XL (GLIPIZIDE GITS)
NORVASC (AMLODIPINE BESYLATE)
PROCARDIA XL (NIFEDIPINE GITS)
REACTINE (CETIRIZINE HCL)
UNASYN (SULBACTAM/AMPICILLIN)
ZITHROMAX (AZITHROMYCIN)
ZOLOFT (SERTRALINE)
ZYRTEC (CETIRIZINE HCL)
ADVOCIN (DANOFLOXACIN)
AVIAX (SEMDURAMICIN)
BANMINTH (PYRANTEL TARTRATE)
BOVISHIELD
COXISTAC (SALINOMYCIN)
DECTOMAX (DORAMECTIN)
LEUKOCELL
MECADOX (CARBADOX)
NEMEX (PYRANTEL PAMOATE)
RESPISURE
STAFAC (VIRGINIAMYCIN)
TERRAMYCIN (OXYTETRACYCLINE)
TERRAMYCIN LA-200 (OXYTETRACYCLINE)
TM/LA (OXYTETRACYCLINE)
PARATECT (MORANTEL TARTRATE)
POSISTAC (SALINOMYCIN)
VALBAZEN (ALBENDAZOLE)
VANGUARD

BAIN DE SOLEIL
BARBASOL
BARBASOL PURE SILK
BEN-GAY
DAILY CARE FROM DESITIN
DESITIN
DIFLUCAN ONE
GYNECURE
JUSCOAT
MIGRALEVE
PLAX
RID
TCP
TROSYD AF
UNISOM
UNISOM SLEEPGELS
VANART
VISINE