Form 10-Q
period 1996-03-31
PFIZER INC
filed 1996-05-14
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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

At March 31, 1996 there were 640,047,387 shares par value
$.05, of the issuer's common stock outstanding.

                                     PFIZER INC.

                                      FORM 10-Q

                                For the Quarter Ended
                                   March 31, 1996

                                  Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.

   Financial Statements:                                                   Page

     Condensed Consolidated Statement of Income for
       the three months ended March 31, 1996 and April 2, 1995                3

     Condensed Consolidated Balance Sheet at
       March 31, 1996, December 31, 1995 and April 2, 1995                    4

     Condensed Consolidated Statement of Cash Flows for the
       three months ended March 31, 1996 and April 2, 1995                    5

     Notes to Condensed Consolidated Financial Statements                     6

   Independent Auditors' Report                                               9

Item 2.

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           10

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                         17

Item 6.

   Exhibits and Reports on Form 8-K                                          23

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PFIZER INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)

                                            Three Months Ended
                                           March 31,    April 2,
                                              1996        1995

(millions of dollars, except
 per share data)



Net sales . . . . . . . . . . . . . . . . .  $2,682      $2,338

Costs and expenses
 Cost of sales  . . . . . . . . . . . . . .     513         509
 Selling, informational and
  administrative expenses . . . . . . . . .     994         849
 Research and development expenses  . . . .     366         313
 Other deductions--net. . . . . . . . . . .      57          39

Income from continuing operations
 before provision for taxes on
 income and minority interests  . . . . . .     752         628

Provision for taxes on income . . . . . . .     233         207

Minority interests. . . . . . . . . . . . .       2           2

Income from continuing operations . . . . .     517         419

Discontinued operations, net of
 income taxes . . . . . . . . . . . . . . .       0           1

Net income. . . . . . . . . . . . . . . . .  $  517      $  420

Earnings per common share
 Income from continuing
  operations. . . . . . . . . . . . . . . .  $  .81      $  .68

 Discontinued operations, net of
  income taxes. . . . . . . . . . . . . . .     .00         .00

 Net income . . . . . . . . . . . . . . . .  $  .81      $  .68


Cash dividends per common share . . . . . .  $  .30      $  .26



See accompanying Notes to Condensed Consolidated Financial Statements.

                         PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)                          March 31,   Dec. 31,   April 2,
                                                  1996*     1995**      1995*

                                        ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . .$   818     $   403    $   967
  Short-term investments. . . . . . . . . . . .    875       1,109        554
  Accounts receivable, less allowances
    March 31, 1996 - $62; Dec. 31, 1995
    $61; April 2, 1995 - $55. . . . . . . . . .  2,221       2,024      1,906
  Short-term loans. . . . . . . . . . . . . . .    376         289        458
  Inventories
    Finished goods. . . . . . . . . . . . . . .    607         564        542
    Work in process . . . . . . . . . . . . . .    639         579        555
    Raw materials and supplies. . . . . . . . .    256         241        231
      Total inventories . . . . . . . . . . . .  1,502       1,384      1,328
  Prepaid expenses, taxes,
    and other assets. . . . . . . . . . . . . .    614         943        800
      Total current assets. . . . . . . . . . .  6,406       6,152      6,013
Long-term loans and investments . . . . . . . .    527         545        739
Property, plant and equipment, less
  accumulated depreciation
    March 31, 1996 - $2,022;
    Dec. 31, 1995 - $1,991;
    April 2, 1995 - $1,964. . . . . . . . . . .  3,521       3,473      3,279
Goodwill, less accumulated amortization
  March 31, 1996 - $86; Dec. 31, 1995 -
  $79; April 2, 1995 - $53. . . . . . . . . . .  1,327       1,243      1,183
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . . .  1,393       1,316      1,284
      Total assets. . . . . . . . . . . . . . .$13,174     $12,729    $12,498


                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt
      March 31, 1996 - $500; Dec. 31, 1995
      $277; April 2, 1995 - $1. . . . . . . . .$ 2,339     $ 2,036    $ 3,115
  Accounts payable. . . . . . . . . . . . . . .    602         715        558
  Income taxes payable. . . . . . . . . . . . .    772         822        705
  Accrued compensation and related items. . . .    389         421        349
  Other current liabilities . . . . . . . . . .  1,380       1,193      1,033
      Total current liabilities . . . . . . . .  5,482       5,187      5,760

Long-term debt. . . . . . . . . . . . . . . . .    584         833        610
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . . .    427         426        431
Deferred taxes on income. . . . . . . . . . . .    186         166        298
Other non-current liabilities . . . . . . . . .    559         564        661
Minority interests. . . . . . . . . . . . . . .     48          47         41
      Total liabilities . . . . . . . . . . . .  7,286       7,223      7,801

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . . .     --          --         --
  Common stock. . . . . . . . . . . . . . . . .     34          34         34
  Additional paid-in capital. . . . . . . . . .  1,345       1,235        758
  Retained earnings . . . . . . . . . . . . . .  7,184       6,858      6,201
  Currency translation adjustment and other . .    143         163        209
  Employee benefit trust. . . . . . . . . . . . (1,249)     (1,169)      (822)
  Common stock in treasury, at cost . . . . . . (1,569)     (1,615)    (1,683)
      Total shareholders' equity. . . . . . . .  5,888       5,506      4,697
      Total liabilities and
         shareholders' equity . . . . . . . . .$13,174     $12,729    $12,498

<F1>*   Unaudited
**  Condensed from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

                 PFIZER INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
(millions of dollars)
                                                        Three Months Ended
                                                      March 31,    April 2,
                                                         1996         1995
Operating Activities
  Net income . . . . . . . . . . . . . . . . . . . . .$ 517        $  420
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles . . .  101           119
    Changes in operating assets and liabilities,
     net of effect of businesses acquired
     and divested. . . . . . . . . . . . . . . . . . . (404)            3
    Other. . . . . . . . . . . . . . . . . . . . . . .    7            16
Net cash provided by operating activities. . . . . . .  221           558

Investing Activities
  Acquisitions, net of cash acquired . . . . . . . . . (166)       (1,462)
  Proceeds from sale of business . . . . . . . . . . .  353            --
  Purchases of property, plant and equipment . . . . . (135)         (196)
  Purchases of short-term investments. . . . . . . . . (715)         (448)
  Proceeds from redemptions of short-term
    investments. . . . . . . . . . . . . . . . . . . .  920           485
  Net change in loans and long-term investments
    by financial subsidiaries. . . . . . . . . . . . .  (15)           38
  Purchases and redemptions of short-term
    investments by financial subsidiaries. . . . . . .   30             0
  Purchases of long-term investments . . . . . . . . .  (25)          (63)
  Other investing activities . . . . . . . . . . . . .   18           (18)
Net cash provided by/(used in) investing
  activities . . . . . . . . . . . . . . . . . . . . .  265        (1,664)

Financing Activities
  Increase in short-term debt. . . . . . . . . . . . .   87           857
  Purchases of common stock. . . . . . . . . . . . . .   --          (109)
  Cash dividends paid. . . . . . . . . . . . . . . . . (192)         (164)
  Stock option transactions. . . . . . . . . . . . . .   65            36
  Other financing activities . . . . . . . . . . . . .  (28)            3
Net cash (used in)/provided by financing
  activities . . . . . . . . . . . . . . . . . . . . .  (68)          623
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . .   (3)           (9)
Net increase/(decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . . . .  415          (492)
Cash and cash equivalents balance at beginning
  of period. . . . . . . . . . . . . . . . . . . . . .  403         1,459
Cash and cash equivalents balance at end
  of period. . . . . . . . . . . . . . . . . . . . . .$ 818        $  967

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

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended February 25, 1996 and February 26, 1995.

Certain reclassifications have been made to the first quarter 1995 financial statements to conform to the 1996 presentation, including classification of the food science business as a discontinued operation. For further details, see Note 8, "Discontinued Operations," on page 8.

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

The results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:     Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 641 million and 622 million for the first three months of 1996 and 1995, respectively.

Earnings per common share for the first three months of 1995 have been restated to reflect the two-for-one stock split in the form of a 100% stock dividend effective June 30, 1995.

Note 4:     Currency Impact

An analysis of the changes in the currency translation adjustment for the three months ended March 31, 1996 is as follows:

(millions of dollars)
Currency translation adjustment December 31, 1995        $207
Translation adjustments and hedges                        (25)

Currency translation adjustment March 31, 1996           $182

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

The balance sheet caption "Currency translation adjustment and other" also includes a $29 million net unrealized gain on investment securities available for sale and a $68 million net unrealized charge for the minimum pension liability of partially funded international plans.

Exchange (losses)/gains in "Other deductions--net" were as follows:

      (millions of dollars)       1996       1995
      First Quarter               $(4)        $ 2


Note 5:     Interest and Income Tax Payments

The Company made interest payments of approximately $31 million and $47 million and income tax payments of approximately $248 million and $220 million during the first quarters of 1996 and 1995, respectively.

Note 6:     Acquisitions

In January 1996, the Company's hospital products business completed the acquisition of the Leibinger Companies, a leader in the manufacture of specialty instruments and implantable devices used in skull, jaw, facial, hand and foot surgery.

In February 1996, the Company acquired Bioindustria Farmaceutici S.p.A., an Italian company engaged in the production and distribution of prescription and over-the-counter pharmaceutical products.

In January 1995, the Company acquired the capital stock of certain subsidiaries of SmithKline Beecham plc operating solely in the animal health business and certain net assets used in the animal health business from other SmithKline subsidiaries for approximately $1.5 billion, including direct costs of the acquisition.

In March 1995, the Company's hospital products business acquired NAMIC U.S.A. Corporation, a cardiovascular products company, for approximately
4.4 million of the Company's common shares in a stock transaction valued at approximately $170 million, including direct costs of the acquisition.

These acquisitions were recorded under the purchase method of accounting. The results of operations of these acquired businesses have been included subsequent to the respective dates of acquisition. Pro forma results of operations that reflect these acquisitions as if they had occurred at the beginning of the periods presented would not be materially different from the reported amounts.

Note 7:     Stock Split

In June 1995, the Company effected a two-for-one stock split in the form of a 100% stock dividend. The number of shares and the per share amounts included in these consolidated financial statements for the first quarter of 1995 have been restated to reflect the stock split.
                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)


Note 8:     Discontinued Operations

In January 1996, the Company sold substantially all of the assets of its food science business to Cultor Ltd., a publicly held international nutrition company based in Finland, for approximately $353 million in cash. The food science business has been reported as a discontinued operation.

Note 9:     Subsequent Events

In April 1996:

The Company's Consumer Health Care segment completed the acquisition of Cortizone, a skin-care product, and Hemorid, a hemorrhoid treatment, from Thompson Medical Co., Inc.

The Company announced that it had signed a merger agreement with Corvita Corporation, a Florida-based company which develops, manufactures and markets synthetic vascular grafts used in the treatment of severely diseased arteries. The Company commenced a cash tender offer to acquire all of Corvita Corporation's outstanding shares of common stock at $10.25 per share which would amount to an aggregate purchase price of approximately $85 million. The completion of the tender offer is subject to a number of customary conditions including, among other things, the tender of at least a majority of the outstanding shares of Corvita Corporation.

The Board of Directors of the Company declared a 30-cent second quarter dividend on its common stock, payable June 13, 1996, to shareholders of record on May 10, 1996.

                      INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of March 31, 1996 and April 2, 1995, and the related condensed consolidated statements of income and cash flows for the three month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and subsidiary companies as of December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                     KPMG Peat Marwick LLP





New York, New York
May 14, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     PFIZER INC. AND SUBSIDIARY COMPANIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
                       CONSOLIDATED STATEMENT OF INCOME
            FOR THE PERIODS ENDED MARCH 31, 1996 AND APRIL 2, 1995


                                                             Percent
(millions of dollars,                                        Increase
except per share data)                                      Comparison*
                                        First Quarter       1st Quarter
                                       1996        1995      1996/1995
Net sales                            $2,682      $2,338          15

Cost of sales                        $  513      $  509           1
  % of net sales                      19.1%       21.8%


Selling, informational
 and administrative expenses         $  994      $  849          17
  % of net sales                      37.1%       36.3%

Research and development expenses    $  366      $  313          17
  % of net sales                      13.7%       13.4%

Other deductions--net                $   57      $   39          46
  % of net sales                       2.1%        1.6%

Income from continuing operations
 before taxes and minority
 interests                           $  752      $  628          20
  % of net sales                      28.0%       26.9%

Taxes on income                      $  233      $  207          12

Effective tax rate                    31.0%       33.0%

Minority interests                   $    2      $    2          --

Income from continuing operations    $  517      $  419          24
 % of net sales                       19.3%       17.9%

Discontinued operations, net         $    0      $    1          --
 % of net sales                          --         .1%

Net income                           $  517      $  420          23
 % of net sales                       19.3%       18.0%

Earnings per common share:
 Income from continuing operations   $  .81      $  .68          19
 Discontinued operations, net           .00      $  .00          --

Net income                           $  .81      $  .68          19


Cash dividends per common share      $  .30      $  .26          15


*Percentages may not compute due to rounding.


For explanation of percent changes, see discussion beginning on page 12.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
            FOR THE PERIODS ENDED MARCH 31, 1996 AND APRIL 2, 1995

(millions of dollars)

                                                             Percent
                                                       Increase/(Decrease)
             First Quarter                                  Comparison*
          % of               % of                          1st Qtr. 1996
          Net                Net                                from
 1996     Sales     1995     Sales                         1st Qtr. 1995

$2,299     85.7    $1,967     84.1   Health Care                 17

   267     10.0       273     11.7   Animal Health               (2)

   116      4.3        98      4.2   Consumer Health Care        19

$2,682    100.0    $2,338    100.0   Consolidated                15


*  Percentages may not compute due to rounding.



                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
            FOR THE PERIODS ENDED MARCH 31, 1996 AND APRIL 2, 1995

(millions of dollars)

                                                             Percent
                                                       Increase/(Decrease)
             First Quarter                                  Comparison
          % of               % of                         1st Qtr. 1996
          Net                Net                                from
 1996     Sales     1995     Sales                        1st Qtr. 1995

$1,449     54.0    $1,263     54.0   United States               15

   650     24.3       528     22.6   Europe                      23

   376     14.0       331     14.2   Asia                        14

   153      5.7       159      6.8   Canada/Latin America        (4)**

    54      2.0        57      2.4   Africa/Middle East          (5)***

$2,682    100.0    $2,338    100.0   Consolidated                15


** Canada/Latin America sales declined in the first quarter primarily due to a temporary reduction of pharmaceutical inventory levels by wholesalers in Canada and the impact of the devaluation of the Mexican peso mainly affecting the Consumer business.

***Africa/Middle East sales decreased in the first quarter principally due to the difficult economic environment in Turkey.



For additional explanation of percent changes, see discussion beginning on page 12.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


NET SALES

The following statistical data are provided to assist the reader in understanding the composition of changes affecting the increase in net sales.

                                            Sales Growth Analysis
                                      % Increase/(Decrease) Comparison
                                                 1st Qtr. 1996
                                                       from
                                                 1st Qtr. 1995

Volume                                                 15
Price                                                   1
Currency                                               (1)

Total net sales increase                               15


Consolidated net sales increased 15% in the first quarter of 1996 to $2,682 million. Sales growth for the first quarter of 1996 reflected increased sales volume and the productivity of the Company's commitment to a research based, product-driven growth strategy. Three pharmaceuticals had sales of over $300 million in the quarter--Norvasc, Zoloft and Procardia XL. In addition, Diflucan had sales of over $200 million for the quarter.

The health care segment's performance for the first quarter reflects a 17% increase in worldwide sales of pharmaceuticals and a 14% increase in hospital products.

For the first quarter, pharmaceutical sales increased 17% in the U.S. and 18% internationally. In the first quarter, the combined worldwide sales of the seven pharmaceuticals launched in the U.S. in the 1990's-- Norvasc, Zoloft, Zithromax, Cardura, Diflucan, Glucotrol XL and Zyrtec-- increased by 38% and made up 63% of total pharmaceutical sales. The following table shows the worldwide net sales and percentage sales growths of the Company's major therapeutic lines and pharmaceutical products for the first quarter of 1996:


      (millions of dollars)
      First Quarter 1996                 Amount     % Incr./(Dec.)

      Cardiovascular Diseases:            $852            18
        Norvasc                            388            46
        Procardia XL                       305            (7)
        Cardura                            122            39

      Infectious Diseases:                 574            11
        Diflucan                           215             8
        Zithromax                          159            53

      Central Nervous System Disorders:    329            30
        Zoloft                             317            34

Despite a 7% decline in first quarter sales versus the comparable quarter in 1995, demand for Procardia XL remains strong.

The Company successfully launched the new antihistamine Zyrtec in the U.S. in February 1996, with U.S. sales in the first quarter reaching $24 million.

Tenidap, the Company's cytokine and prostaglandin inhibitor for the treatment of arthritis, has now received medical approval from regulatory authorities in the Netherlands, Spain, Italy, Colombia, and Belgium for the treatment of rheumatoid arthritis. Discussions are ongoing with government authorities in these countries seeking appropriate reimbursement classification. In the U.S., an Advisory Committee has recommended that the FDA not approve tenidap for either osteo-arthritis or rheumatoid arthritis pending further evaluation of the drug's safety profile. The Company will continue its interaction with the FDA.

In March 1996, a New Drug Application was filed in the U.S. by The Eisai Company, the company that discovered the compound, for Aricept
(donepezil, E2020), the once-daily selective acetylcholinesterase inhibitor for Alzheimer's disease that the Company will co-promote with Eisai.

Hospital Products' worldwide sales grew 14% in the first quarter reflecting the strength of new product rollouts and acquisitions. Eight percentage points of this sales growth was attributable to acquisitions:
3 percentage points for the Leibinger Companies, specialty surgical-products companies, and 5 percentage points for the NAMIC U.S.A. Corporation, a cardiovascular medical device company. For further details, see Note 6, "Acquisitions," on page 7. Given the launch of numerous new products (including peripheral stents in Japan and coronary stents in Europe), growth in Schneider, a subsidiary that markets products for angioplasty and angiography was strong.

Animal health sales decreased by 2% in the first quarter of 1996 as compared to the first quarter of 1995. Worldwide sales of food animal products decreased by 6% for the first quarter largely reflecting weak demand for livestock medicines in the U.S. In addition, sales of Dectomax, the livestock antiparasitic developed by the Company faced increased competition in Brazil, where a generic version of a competing product was introduced. Partially offsetting these factors was the successful launch of Dectomax in Japan and other international markets during the quarter and an increase of 11% in sales of companion animal products.

Consumer health care sales increased 19% in the first quarter of 1996 due to sales of the Bain de Soleil line of sun care products acquired from the Procter & Gamble Company in August 1995. Partially offsetting this benefit were increased competition for some existing brands and the impact of the devaluation of the Mexican peso. In April 1996, the Company completed the acquisition of the Cortizone and Hemorid product lines from Thompson Medical Co., Inc. For further details, see Note 9, "Subsequent Events," on page 8.

COSTS AND EXPENSES

As a percentage of net sales, cost of sales decreased 2.7 percentage points in the first quarter versus last year's first quarter due to the absence this year of the impact of purchase accounting relating to SmithKline Beecham Animal Health inventories that took place in the first quarter of 1995, a favorable product sales mix and benefits from the reengineering of manufacturing operations including the shutdown of a number of overseas plants.

Selling, informational and administrative expense increased 17% in the first quarter of 1996 compared with the same period of 1995, as both previously introduced products and new product launches, including Zyrtec in the U.S., were well supported.

Research and development expenditures were up 17% in the quarter relative to last year's first quarter due to the advancement of an unprecedented number of drug candidates in the late stages of development. In 1996, the Company plans to spend approximately $1.7 billion on R&D. Health care R&D expenses, expressed as a percentage of health care net sales, were 15.7% and 14.8% in the first quarters of 1996 and 1995, respectively.

Income from continuing operations before taxes and other deductions-- net, expressed as a percentage of net sales, was 1.6 percentage points higher in the first quarter of 1996 versus 1995.

Other Deductions--net for the first quarter of 1996 and 1995 are summarized in the following table:

       (millions of dollars)                           % Incr./
       First Quarter               1996        1995      (Dec.)
       Interest income           $ (29)      $ (48)      (40)
       Interest expense             38          50       (24)
       Amortization of goodwill
        and other intangibles       14           9        56
       Other--net                   34          28        21
       Other deductions--net     $  57       $  39        46


The decrease in interest income in the first quarter of 1996 versus last year's first quarter was largely due to lower levels of interest earning assets. The decrease in interest expense was primarily due to lower levels of borrowings. The increase in amortization of goodwill and other intangibles in the first quarter of 1996 versus last year was primarily attributable to acquisitions. The increase in Other--net in the first quarter was primarily due to exchange losses of $4 million in 1996 as opposed to exchange gains of $2 million in the 1995 first quarter, mainly related to hyperinflationary markets.

PRE-TAX AND NET INCOME

The decrease in the Company's effective tax rate from 32% for the full year of 1995 (33% for the first quarter of 1995) to 31% this year is mainly due to changes in the mix of income by country, partially offset by the continuing reduction of the tax benefit from the Company's operations in Puerto Rico as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993 and the expiration of the R&D tax credit during 1995.

OTHER

In June 1995, the Company effected a two-for-one stock split in the form of a 100% stock dividend.

In the first quarter of 1995, approximately 2.6 million shares were purchased in the open market at an average cost of approximately $43 per share.

In 1993, the Company initiated a worldwide restructuring program which included the consolidation of manufacturing facilities, the demolition of buildings resulting from the consolidation, reconfiguration and rehabilitation of remaining facilities and the consolidation of distri-bution and administrative organizations and infrastructures. It is expected that the 1993 program will be substantially completed in 1996.

Through March 31, 1996, completed restructuring initiatives reduced the workforce by approximately 1,700 people and resulted in the closing of 18 facilities. The annualized benefit of efficiencies resulting from completed efforts was approximately $90 million. The full implementa-tion of such plans is still anticipated to lower annual operating costs by $130 million. To date, there have been no significant changes in estimates of the cost of the plan.

The following table indicates the status of the restructuring charges by component:

                                            Utilization      Reserves
(millions of dollars)       1993       Through              Remaining
                       Restructuring   Dec. 31,   1st Qtr.  at March 31,
                           Charges       1995       1996        1996
Employee severance
  payments                 $220          $102       $20        $ 98
Operating assets to be
  sold/disposed of          212           134         2          76
Other charges               247           216         3          28
                           $679          $452       $25        $202


There have been no reclassifications between the components of the reserve presented in the preceding table. Other charges consist primarily of provisions for closed facilities' costs, currency transla-tion adjustments related to the liquidation or disposal of businesses, administrative infrastructures and lease and third-party contract termination costs which were previously presented as separate captions. Write-downs of operating assets, which primarily involve manufacturing rationalizations, are considered utilized and the reserve charged when the asset is sold or otherwise disposed of by the Company.

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $1,693 million at March 31, 1996 as compared to $1,512 million at December 31, 1995. Total borrowings were $2,923 million at March 31, 1996 compared with $2,869 million at December 31, 1995. The increase in working capital from April 2, 1995 was primarily attributable to a reduction in the short-term borrowings used to finance the SBAH acquisition, partial-ly offset by the reclassifications of the 7 1/8% Notes due 1996 and the 6 1/2% Notes due 1997 from Long-term debt to Short-term borrowings.

                                        March 31,  Dec. 31,  April 2,
                                          1996       1995      1995

Working capital (millions of dollars)   $     924  $    965  $    253

Current ratio                              1.17:1    1.19:1    1.04:1

Debt to total capitalization
 (percentage)*                                33%       34%       44%

Shareholders' equity per common share** $    9.47  $   8.90  $   7.66

Days of sales outstanding - trade
  accounts receivable                          71        60        71

Months of inventory on hand                   9.0       9.2       8.6


* Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding. (The common shares outstanding as of April 2, 1995 have been restated for the 1995 two-for-one stock split in the form of a 100% stock dividend.)


SUBSEQUENT EVENTS

For a description of the subsequent events, see Note 9, "Subsequent Events," on page 8.


CAUTIONARY STATEMENTS FOR FORWARD LOOKING INFORMATION

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding its financial position, results of operations and product development. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99 to the Company's 1995 Annual Report on Form 10-K which could cause the Company's actual results to differ materially from expected and historical results.
Exhibit 99 is incorporated by reference herein and is filed as an exhibit to the Form 10-Q.
FORM 10-Q

PART II - OTHER INFORMATION

Item 1:     Legal Proceedings

      The Company is involved in a number of claims and litigations, including product liability claims and litigations considered normal in the nature of its businesses. These include suits involving various pharmaceutical and hospital products that allege either reaction to or injury from use of the product.

      As previously disclosed, numerous claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60 (degree) or 70 (degree) Shiley Convexo-Concave (C/C) heart valves, or anxiety that properly functioning implanted valves might fracture in the future or personal injury from a prophylactic replacement of a functioning valve.

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

      Several claims relating to elective reoperations of valve recipi-
ents are currently pending.   Some of these claims relate to elective
reoperations covered by the Bowling class settlement described above, and, therefore, the claimants are entitled to certain benefits in accordance with the settlement. Such claimants, if they irrevocably waive all of the benefits of the settlement, may pursue separate
litigation to recover damages in spite of the class settlement.   The
Company is defending these claims.

      Generally, the plaintiffs in all of the pending heart valve
litigations discussed above seek money damages.   Based on the experi-
ence of the Company in defending these claims to date, including available insurance and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or the results of operations of the Company.

      On September 30, 1993, Dairyland Insurance Co., a carrier provid-ing excess liability coverage ("excess carrier") in the early 1980s, commenced an action in the California Superior Court in Orange County, seeking a declaratory judgment that it was not obligated to provide insurance coverage for Shiley heart valve liability claims. On Octo-
ber 8, 1993, the Company filed cross-complaints against Dairyland and filed third-party complaints against 73 other excess carriers who sold excess liability policies covering periods from 1978 to 1985, seeking damages and declaratory judgments that they are obligated to pay for defense and indemnity to the extent not paid by other carriers.
Several such claims have been resolved and the remainder are involved in
pretrial discovery.   On March 29, 1996, the trial court ruled that
implanting an allegedly defective heart valve is not an appropriate trigger of insurance coverage in at least one and perhaps all working valve lawsuits. This decision, even if it is applied to all claims alleging anxiety that properly functioning valves might fracture in the future, does not deal with fracture claims, which are also part of the Company's claims.

      The Company's operations are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designa-tions have been made by some state environmental agencies under applica-ble state superfund laws. Such designations are made regardless of the extent of the Company's involvement. There are also claims that the Company may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administra-tive directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state, local and foreign laws.

      To the extent possible with the limited amount of information available at this time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites and is of the opinion that the Company's liability with respect to these sites should not have a material adverse effect on the financial position or the results of operations of the Company. In arriving at this conclu-sion, the Company has considered, among other things, the payments that have been made with respect to the sites in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocate defense and remedial costs at such sites; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs for a site, if known; existing technology; and the currently enacted laws and regulations. The Company anticipates that a portion of these costs and related liability will be covered by available insurance.

      Through the early 1970s, Pfizer Inc. Minerals Division and Quigley Company, Inc. (Quigley), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of twenty defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. Prior to September 1990, the cases involving talc products were defended by the CCR, but the Company is now overseeing its own defense of these actions. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company.

      On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR ("Future Claims Settlement"). The Future Claims Settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over ten years. In addition, the shares allocat-ed to the CCR members eliminate joint and several liability. The court has determined that the Future Claims Settlement is fair and reasonable. Subsequently, the court entered an injunction enforcing its determina-
tion.   Plaintiffs filed an appeal from that injunction in the United
States Court of Appeals for the Third Circuit and on May 10, 1996, a panel of the Third Circuit reversed the order of the District Court and directed that the preliminary injunction be vacated. It is expected that CCR members, including the Company and Quigley, will seek a rehearing of that determination and, failing that, will request a review in the United States Supreme Court. In the event that the Future Claims Settlement is not upheld, it is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve such cases outside of the Future Claims Settlement in the same manner as heretofore.

      At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of cases as of April 30, 1996 is 22,669 asbestos cases against Quigley; 5,392 asbestos cases against the Company; and 67 talc cases against the Company.

      Costs incurred by the Company in defending the asbestos personal injury claims and the property damage claims, as well as settlements and damage awards in connection therewith, are largely insured against under policies issued by several primary insurance carriers and a number of excess carriers.

      The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, whether or not the Future Claims Settlement is eventually upheld, as well as the property damage claims, will be largely covered by insurance policies issued by carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. In connection with the Future Claims Settlement, the defendants commenced a third-party action against their respective excess insurance carriers that have not agreed to provide coverage seeking a declaratory judgment that
(a) the Future Claims Settlement is fair and reasonable as to the carriers; (b) the carriers had adequate notice of the Future Claims Settlement; and (c) the carriers are obligated to provide coverage for asbestos personal injury claims. Even if the Future Claims Settlement is not eventually upheld, it is expected that the insurance coverage action against the insurance carriers that have not agreed to provide coverage for asbestos personal injury claims will be pursued. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

      The United States Environmental Protection Agency - Region 1 and the Department of Justice have informed the Company that the federal government is contemplating an enforcement action arising primarily out of a December 1993 multimedia environmental inspection, as well as certain state inspections, of the Company's Groton, Connecticut facili-ty. The Company is engaged in discussions with the governmental agencies and does not believe that an enforcement action, if brought, will have a material adverse effect on the financial position or the results of operations of the Company.

      The Company has been named, together with numerous other manufac-turers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs)(the Federal Class Action), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "indi-vidual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordi-nated for pretrial purposes, allege that the defendant drug manufactur-ers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share, pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual install-ments without interest. The Company continues to believe that there was no conspiracy, and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on Febru-ary 9, 1996 and went through preliminary and final fairness hearings.
By orders of April 4, 1996 the Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. Motions have been made to have the Court certify its opinions on the settlement and the indirect purchaser issues for immediate appeal. The decision on the wholesalers will also likely be made final and appealable. The court has put off the trial date while these matters are pending and, if granted, while they are on appeal.

      In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. It is intended to address the concerns raised by the Court in its April 4, 1996 opinion. If the Settlement Agreement, as amended, is approved, the Company's financial obligations under the Settlement Agreement will not be increased. The Settlement Agreement, as amended, was preliminarily approved by the Court on May 8, 1996 and a final fairness hearing has been set for June 11, 1996.

      In addition, consumer class actions have been filed in state courts and the District of Columbia, alleging injury to consumers as well as retail pharmacies from the failure to give discounts to retail pharmacy companies. Both a consumer class and a retailer class have been certified in separate California actions. Consumer class actions filed in Colorado and Washington have been dismissed, and are now on appeal. The Company was dismissed from a consumer class action in Wisconsin, but a determination of the finality of that dismissal is pending. Consumer class actions are also pending in Alabama, Arizona, Maine, Michigan, and New York. Retailer class actions are also pending in Alabama and Minnesota.

      The Company believes that these brand name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit.

      Schneider (USA) Inc. and Schneider (Europe) AG have been named, together with Advanced Cardiovascular Systems, Inc., in a federal antitrust action brought on January 2, 1996, by Boston Scientific Corporation and SciMed Life Systems, Inc. (a subsidiary of Boston Scientific) in the U.S. District Court, District of Massachusetts. The suit alleges that the defendants unlawfully obtained and enforced certain patents covering rapid exchange angioplasty catheters, and conspired against the plaintiffs by, among other allegations, their settlement of patent infringement litigation in December of 1991. The suit seeks unspecified treble damages and injunctive relief. The Company believes that the case is without merit.

      FDA administrative proceedings relating to Plax are pending, principally an industry-wide call for data on all anti-plaque products by the FDA. The call for data notice specified that products that have been marketed for a material time and to a material extent may remain on the market pending FDA review of the data, provided the manufacturer has a good faith belief that the product is generally recognized as safe and effective and is not misbranded. The Company believes that Plax satis-fied these requirements and prepared a response to the FDA's request, which was filed on June 17, 1991. This filing, as well as the filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Committee.

      A consolidated class action on behalf of persons who allegedly purchased Pfizer common stock during the March 24, 1989 through Febru-ary 26, 1990 period is pending in the United States District Court for the Southern District of New York. This lawsuit, which commenced on July 13, 1990, alleges that the Company and certain officers and former directors and officers violated federal securities law by failing to disclose potential liability arising out of personal injury suits involving Shiley heart valves and seeks damages in an unspecified amount. The defendants in this action believe that the suit is without merit. A derivative action commenced on April 2, 1990, against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves is pending in the Superior Court, Orange County, California. The complaint seeks, among other forms of relief, damages in an unspecified amount. The defendants in the action believe that the suit is without merit.

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

      The Company and/or Howmedica, along with other device manufactur-ers and numerous orthopedic surgeons, have been named as defendants in approximately 600 cases (among over 300 pending) in numerous state and federal courts seeking damages relating to alleged improper design, manufacture, and/or promotion of bone screws for unapproved use in spinal pedicles. Neither Howmedica nor the Company manufactured or sold pedicle screws in the U.S., but the claims allege a conspiracy among all of the defendants to over-promote the devices. The federal cases have been consolidated by the Multidistrict Panel in the U.S. District Court in Philadelphia, which ruled on April 8, 1996 that all claims against the manufacturers except express warranty and improper promotion, are preempted. The Company believes the cases are without merit.

      From 1994 to 1995, seven purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina (subsequently transferred to Minnesota), California, Minnesota
(2), Indiana, Ohio and Louisiana. The California, Ohio and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994, the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit condition-ally granted plaintiffs' motion for class certification; on March 3, 1995, the Court in the California suit denied plaintiffs' motion for class certification; and on October 25, 1995, the Court in the Indiana suit denied plaintiffs' motion for class certification; on February 15, 1996 the United States Court of Appeals for the Sixth Circuit reversed the Ohio Court's conditional certification. The Company believes the suits are without merit.

      In June, 1993, the Ministry of Justice of the State of Sao Paulo, Brazil commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. (Pfizer Brazil) asserting that during a period in 1991, Pfizer Brazil withheld sale of the pharmaceuti-cal product Diabinese in violation of antitrust and consumer protection laws. The action seeks the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. On February 8, 1996, the trial court issued a decision holding Pfizer Brazil liable. The award of damages to individuals and the payment into the public reserve fund will be determined in a subsequent phase of the proceed-ings. The trial court's opinion sets out a formula for calculating the payment into the public reserve fund which could result in a sum of approximately $88 million. The total amount of damages payable to eligible individuals under the decision would depend on the number of persons eventually making claims. Pfizer Brazil is appealing this decision. The Company believes that this action is without merit and should not have a material adverse effect on the financial position or the results of operations of the Company.

      Information on income tax adjustments proposed by the U.S. and Belgian tax authorities is incorporated by reference to the Tax Matters section in Item 1 on page 7 of the Form 10-K for the fiscal year ended December 31, 1995. Such portion of the Form 10-K is filed as an exhibit to this Form 10-Q.


Item 6:     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1)  Exhibit 11   -  Computation of Earnings Per Common
                                Share
            2)  Exhibit 12   -  Computation of Ratio of Earnings to
                                Fixed Charges
            3)  Exhibit 15   -  Accountants' Acknowledgment
            4)  Exhibit 27   -  Financial Data Schedule
            5)  Exhibit 99.1 -  Exhibit 99 to the Annual Report
                                Form 10-K for the fiscal year ended
                                December 31, 1995
            6)  Exhibit 99.2 -  Certain information incorporated by
                                reference from the Form 10-K for the
                                fiscal year ended December 31, 1995

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the first quarter ended March 31, 1996.

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



Date:  May 14, 1996

                                          H. V. Ryan, Controller
                                      (Principal Accounting Officer and
                                           Duly Authorized Officer)

                                                             Exhibit 11


                  PFIZER INC. AND SUBSIDIARY COMPANIES
                COMPUTATION OF EARNINGS PER COMMON SHARE
                    (millions, except per share data)
                               (Unaudited)



                                                Three Months Ended
                                                March 31,   April 2,
                                                   1996       1995
Primary:

Net income                                         $517       $420

Weighted average number of common shares
 outstanding                                        621        610
Common share equivalents (a)                         20         12
Weighted average number of common shares
 and common share equivalents                       641        622

Net income per common share                        $.81       $.68




Fully Diluted:(b)

Net income                                         $517       $420

Weighted average number of common shares
 outstanding                                        621        610
Common share equivalents and other
 dilutive securities                                 20         14
Weighted average number of common shares
 and common share equivalents                       641        624

Net income per common share                        $.81       $.67



(a)   Includes common share equivalents applicable to stock option plans.

(b) This calculation is submitted in accordance with Regulation S-K item 601(b) (11) although the fully diluted earnings per share amount is not required to be disclosed in the financial statements because it results in dilution of less than 3% (footnote 2 to paragraph 14 of APB Opinion No. 15).


Note: In June 1995, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend. The above common share data for the three months ended April 2, 1995 have been restated to reflect the stock split.

                                                                 Exhibit 12

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                   (millions of dollars)
                                        (Unaudited)

                               Three
                              Months
                               Ended
                              March 31,              Year Ended December 31,
                                 1996     1995      1994     1993    1992      1991
Determination of earnings:
 Income from continuing
  operations before
  provision for taxes on
  income, minority
  interests, and cumulative
  effect of accounting
  changes                     $752       $2,299   $1,830     $835   $1,541    $  913
   Less:
    Minority interests           2            7        4        2        3         3
    Undistributed
     earnings/(losses) of
     unconsolidated
     subsidiaries                0            0       (1)       1        8         1

    Adjusted income            750        2,292    1,827      832    1,530       909

 Fixed charges                  48          232      158      136      130       155

      Total earnings
      as defined              $798       $2,524   $1,985     $968   $1,660    $1,064

Fixed charges and other:
 Interest expense (a)         $ 38       $  193   $  127     $107   $  103    $  130
 Rents (b)                      10           39       31       29       27        25

   Fixed charges                48          232      158      136      130       155
Capitalized interest             1           12       15       14       12         8

   Total fixed charges        $ 49        $ 244   $  173     $150   $  142    $  163

Ratio of earnings to fixed
 charges                      16.3         10.3     11.5      6.5     11.7       6.5

<F2>
(a)   Interest expense includes amortization of debt discount and expenses.

(b) Rents included in the computation consist of one-third of rental expense.

Note: In January 1996, the Company sold substantially all the net assets of the food science business. As a result, the food science business has been reported as a discontinued operation.

                                                             Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


      We hereby acknowledge the incorporation by reference of our report dated May 14, 1996, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended March 31, 1996, in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 in Registration Statement on Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registra-tion Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registra-tion Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435), in the Registration Statement on Form S-8 dated December 20, 1994 (File No 33-56979), in the Registration Statement on Form S-4 dated February 14, 1995 (File No. 33-57709) and in the Registration Statement on Form S-8 dated March 29, 1996 (File No. 33-02061).

      Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.







                                                KPMG Peat Marwick LLP


New York, New York
May 14, 1996