Form 10-Q
period 1996-06-30
PFIZER INC
filed 1996-08-13
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

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

At July 31, 1996 there were 642,410,060 shares par value
$.05, of the issuer's common stock outstanding.

                                     PFIZER INC.

                                      FORM 10-Q

                                For the Quarter Ended
                                    June 30, 1996

                                  Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.

   Financial Statements:                                                   Page

     Condensed Consolidated Statement of Income for
       the three months and six months ended
       June 30, 1996 and July 2, 1995                                         3

     Condensed Consolidated Balance Sheet at
       June 30, 1996, December 31, 1995 and July 2, 1995                      4

     Condensed Consolidated Statement of Cash Flows for the
       six months ended June 30, 1996 and July 2, 1995                        5

     Notes to Condensed Consolidated Financial Statements                     6

   Independent Auditors' Report                                               9

Item 2.

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           10

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                         19

Item 4.

   Submission of Matters to a Vote of Security Holders                       27

Item 6.

   Exhibits and Reports on Form 8-K                                          27

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PFIZER INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)

                                        Three Months Ended    Six Months Ended
                                        June 30,   July 2,   June 30,   July 2,
                                          1996      1995       1996       1995

(millions of dollars, except
 per share data)


Net sales . . . . . . . . . . . . . . . $2,661    $2,401     $5,343     $4,739

Costs and expenses
 Cost of sales  . . . . . . . . . . . .    521       552      1,034      1,061
 Selling, informational and
   administrative expenses. . . . . . .  1,083       967      2,077      1,816
 Research and development expenses  . .    422       354        788        667
 Other deductions--net. . . . . . . . .     61        60        118         99

Income from continuing operations
 before provision for taxes on
 income and minority interests  . . . .    574       468      1,326      1,096

Provision for taxes on income . . . . .    178       155        411        362

Minority interests. . . . . . . . . . .      2         2          4          4

Income from continuing operations . . .    394       311        911        730

Discontinued operations, net of
 income taxes . . . . . . . . . . . . .     --         6         --          7

Net income. . . . . . . . . . . . . . . $  394    $  317     $  911     $  737

Earnings per common share
 Income from continuing
  operations. . . . . . . . . . . . . . $  .61    $  .49     $ 1.42     $ 1.17

Discontinued operations, net of
 income taxes . . . . . . . . . . . . .     --       .01         --        .01

Net income. . . . . . . . . . . . . . . $  .61    $  .50     $ 1.42     $ 1.18


Cash dividends per common share . . . . $  .30    $  .26     $  .60     $  .52



See accompanying Notes to Condensed Consolidated Financial Statements.

                         PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)                          June 30,    Dec. 31,   July 2,
                                                 1996*      1995**     1995*
                                        ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . .$   870     $   403    $   624
  Short-term investments. . . . . . . . . . . .  1,106       1,109      1,018
  Accounts receivable, less allowances
    June 30, 1996 - $62; Dec. 31, 1995
    $61; July 2, 1995 - $52 . . . . . . . . . .  2,133       2,024      2,021
  Short-term loans. . . . . . . . . . . . . . .    334         289        269
  Inventories
    Finished goods. . . . . . . . . . . . . . .    538         564        585
    Work in process . . . . . . . . . . . . . .    631         579        568
    Raw materials and supplies. . . . . . . . .    272         241        234
      Total inventories . . . . . . . . . . . .  1,441       1,384      1,387
  Prepaid expenses, taxes,
    and other assets. . . . . . . . . . . . . .    607         943        851
      Total current assets. . . . . . . . . . .  6,491       6,152      6,170

Long-term loans and investments . . . . . . . .    606         545        673
Property, plant and equipment, less
  accumulated depreciation
    June 30, 1996 - $2,068;
    Dec. 31, 1995 - $1,991;
    July 2, 1995  - $2,020. . . . . . . . . . .  3,571       3,473      3,438
Goodwill, less accumulated amortization
  June 30, 1996 - $95; Dec. 31, 1995 -
  $79; July 2, 1995 - $64 . . . . . . . . . . .  1,476       1,243      1,189
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . . .  1,475       1,316      1,458
      Total assets. . . . . . . . . . . . . . .$13,619     $12,729    $12,928


                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt
      June 30, 1996 - $502; Dec. 31, 1995
      $277; July 2, 1995 - $4 . . . . . . . . .$ 2,545     $ 2,036    $ 3,060
  Accounts payable. . . . . . . . . . . . . . .    652         715        700
  Income taxes payable. . . . . . . . . . . . .    726         822        722
  Dividends payable . . . . . . . . . . . . . .    193          --        164
  Accrued compensation and related items. . . .    417         421        398
  Other current liabilities . . . . . . . . . .  1,315       1,193      1,042
      Total current liabilities . . . . . . . .  5,848       5,187      6,086

Long-term debt. . . . . . . . . . . . . . . . .    583         833        611
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . . .    428         426        431
Deferred taxes on income. . . . . . . . . . . .    157         166        254
Other non-current liabilities . . . . . . . . .    570         564        672
Minority interests. . . . . . . . . . . . . . .     49          47         45
      Total liabilities . . . . . . . . . . . .  7,635       7,223      8,099

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . . .     --          --         --
  Common stock. . . . . . . . . . . . . . . . .     34          34         34
  Additional paid-in capital. . . . . . . . . .  1,480       1,235        840
  Retained earnings . . . . . . . . . . . . . .  7,194       6,858      6,189
  Currency translation adjustment and other . .    122         163        316
  Employee benefit trust. . . . . . . . . . . . (1,308)     (1,169)      (874)
  Common stock in treasury, at cost . . . . . . (1,538)     (1,615)    (1,676)
      Total shareholders' equity. . . . . . . .  5,984       5,506      4,829
      Total liabilities and
         shareholders' equity . . . . . . . . .$13,619     $12,729    $12,928


<F1>*   Unaudited
**  Condensed from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
(millions of dollars)
                                                        Six Months Ended
                                                      June 30,     July 2,
                                                        1996        1995
Operating Activities
  Net income . . . . . . . . . . . . . . . . . . . . .$   911      $  737
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles . . .    207         181
    Changes in operating assets and liabilities,
     net of effect of businesses acquired
     and divested. . . . . . . . . . . . . . . . . . .   (407)       (155)
    Other. . . . . . . . . . . . . . . . . . . . . . .     12         (14)
Net cash provided by operating activities. . . . . . .    723         749

Investing Activities
  Acquisitions, net of cash acquired . . . . . . . . .   (371)     (1,462)
  Proceeds from sale of business . . . . . . . . . . .    353          --
  Purchases of property, plant and equipment . . . . .   (313)       (316)
  Purchases of short-term investments. . . . . . . . . (1,716)     (1,274)
  Proceeds from redemptions of short-term
    investments. . . . . . . . . . . . . . . . . . . .  1,719         928
  Net change in loans and long-term investments
    by financial subsidiaries. . . . . . . . . . . . .     26         206
  Purchases and redemptions of short-term
    investments by financial subsidiaries. . . . . . .     --         (35)
  Purchases of long-term investments . . . . . . . . .    (65)        (80)
  Other investing activities . . . . . . . . . . . . .     50          76
Net cash used in investing activities. . . . . . . . .   (317)     (1,957)

Financing Activities
  Increase in short-term debt. . . . . . . . . . . . .    314         729
  Purchases of common stock. . . . . . . . . . . . . .     --        (109)
  Cash dividends paid. . . . . . . . . . . . . . . . .   (384)       (328)
  Stock option transactions. . . . . . . . . . . . . .    151          60
  Other financing activities . . . . . . . . . . . . .    (10)         21
Net cash provided by financing activities. . . . . . .     71         373
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . .    (10)         --
Net increase/(decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . . . .    467        (835)
Cash and cash equivalents balance at beginning
  of period. . . . . . . . . . . . . . . . . . . . . .    403       1,459
Cash and cash equivalents balance at end
  of period. . . . . . . . . . . . . . . . . . . . . .$   870      $  624

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

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended May 26, 1996 and May 28, 1995.

Certain reclassifications have been made to the second quarter and first six months of 1995 financial statements to conform to the 1996 presentation, including classification of the food science business as a discontinued operation. For further details, see Note 7, "Discontinued Operations," on page 8.

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

The results of operations for the interim periods ended June 30, 1996 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:     Earnings Per Common Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents consist of shares issuable upon exercise of stock options. The weighted average number of common shares and common share equivalents totaled 642 million and 625 million for the first six months of 1996 and 1995, respectively.

Note 4:     Currency Impact

An analysis of the changes in the currency translation adjustment for the six months ended June 30, 1996 is as follows:

(millions of dollars)
Currency translation adjustment December 31, 1995        $207
Translation adjustments and hedges                        (59)

Currency translation adjustment June 30, 1996            $148

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

As of June 30, 1996, the balance sheet caption "Currency translation adjustment and other" also includes a $42 million net unrealized gain on investment securities available for sale and a $68 million net unrealized charge for the minimum pension liability of partially funded international plans.

Exchange (losses)/gains in "Other deductions--net" were as follows:

      (millions of dollars)       1996       1995
      Second Quarter              $(4)        $4
      Six Months                  $(8)        $6

Note 5:     Interest and Income Tax Payments

The Company made interest payments of approximately $64 million and $96 million and income tax payments of approximately $429 million and $372 million during the first six months of 1996 and 1995, respectively.

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

In April 1996, the Company's Consumer Health Care segment completed the acquisition of Cortizone, an anti-itching product, and Hemorid, a hemorrhoid treatment, from Thompson Medical Co., Inc.

In June 1996, the Company acquired substantially all of Corvita
Corporation's outstanding shares of common stock. Corvita Corporation is a Florida-based company which develops, manufactures and markets synthetic vascular grafts used in the treatment of severely diseased arteries.

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

Note 8:     Subsequent Events

In July 1996, the Company acquired Vesta Medical Inc., a development-stage company, which has designed a proprietary system to treat abnormal uterine bleeding. On completion of the acquisition, Vesta Medical's products will be manufactured and marketed by the Company's hospital products business.

In the third quarter of 1996, the Company purchased certain cosmetic, dietetic and other over-the-counter products from the Formenti group through the acquisition of three Italian companies: Ircafarm S.r.l., Farkemo S.r.l. and Blue Cross S.r.l.

                      INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of June 30, 1996 and July 2, 1995, and the related condensed consolidated statements of income for each of the three month and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
August 13, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
                             CONSOLIDATED STATEMENT OF INCOME
                   FOR THE PERIODS ENDED JUNE 30, 1996 AND JULY 2, 1995

                                                                Percent       Percent
(millions of dollars,                                         Incr./(Dec.)   Incr./(Dec.)
except per share data)                                        Comparison*    Comparison*
                        Second Quarter       Six Months       2nd Quarter     Six Months
                        1996      1995      1996    1995       1996/1995      1996/1995
Net sales             $2,661    $2,401    $5,343   $4,739           11           13

Cost of sales         $  521    $  552    $1,034   $1,061           (6)          (3)
  % of net sales       19.6%     23.0%     19.4%    22.4%

Selling,
 informational
 and administrative
 expenses             $1,083    $  967    $2,077   $1,816           12           14
 % of net sales        40.7%     40.3%     38.9%    38.3%

Research and
 development
 expenses             $  422    $  354    $  788   $  667           19           18
 % of net sales        15.8%     14.7%     14.7%    14.1%

Other deductions--net $   61    $   60    $  118   $   99            1           19
 % of net sales         2.3%      2.5%      2.2%     2.1%

Income from con-
 tinuing operations
 before taxes and
 minority interests   $  574    $  468    $1,326   $1,096           23           21
 % of net sales        21.6%     19.5%     24.8%    23.1%

Taxes on income       $  178    $  155    $  411   $  362           15           14

Effective tax rate     31.0%     33.1%     31.0%    33.0%

Minority interests    $    2    $    2    $    4   $    4           --           --

Income from con-
 tinuing operations   $  394    $  311    $  911   $  730           27           25
 % of net sales        14.8%     13.0%     17.1%    15.4%
Discontinued
 operations, net      $   --    $    6    $   --   $    7           --           --
 % of net sales           --       .2%        --      .2%

Net income            $  394    $  317    $  911   $  737           25           24
 % of net sales        14.8%     13.2%     17.1%    15.6%

Earnings per
 common share:
 Income from con-
  tinuing operations  $  .61    $  .49    $ 1.42   $ 1.17           24            21
 Discontinued
  operations, net         --    $  .01        --      .01           --            --

Net income            $  .61    $  .50    $ 1.42   $ 1.18           22            20


Cash dividends
 per common share     $  .30    $  .26    $  .60   $  .52           15            15

<F1>*Percentages may not compute due to rounding.
For explanation of percent changes, see discussion beginning on page 13.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
             FOR THE PERIODS ENDED JUNE 30, 1996 AND JULY 2, 1995

(millions of dollars)

                                                             Percent
                                                             Increase
            Second Quarter                                  Comparison*
          % of               % of                          2nd Qtr. 1996
           Net                Net                              from
 1996     Sales     1995     Sales                         2nd Qtr. 1995

$2,244     84.3    $2,016     84.0   Health Care                 11

   291     11.0       285     11.9   Animal Health                2

   126      4.7       100      4.1   Consumer Health Care        25

$2,661    100.0    $2,401    100.0   Consolidated                11




                                                              Percent
                                                              Increase
             Six Months                                      Comparison*
          % of               % of                          Six Months 1996
           Net                Net                               from
 1996     Sales     1995     Sales                         Six Months 1995

$4,543     85.0    $3,983     84.0   Health Care                 14

   558     10.5       558     11.8   Animal Health               --

   242      4.5       198      4.2   Consumer Health Care        22

$5,343    100.0    $4,739    100.0   Consolidated                13





*  Percentages may not compute due to rounding.


For additional explanation of percent changes, see discussion beginning on page 13.
                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
             FOR THE PERIODS ENDED JUNE 30, 1996 AND JULY 2, 1995

(millions of dollars)

                                                             Percent
                                                            Increase
            Second Quarter                                 Comparison
          % of               % of                         2nd Qtr. 1996
           Net                Net                             from
 1996     Sales     1995     Sales                        2nd Qtr. 1995

$1,321     49.6    $1,158     48.2   United States              14

   689     25.9       618     25.7   Europe                     11

   396     14.9       395     16.5   Asia                       --

   192      7.2       172      7.2   Canada/Latin America       12

    63      2.4        58      2.4   Africa/Middle East          9

$2,661    100.0    $2,401    100.0   Consolidated               11




                                                            Percent
                                                            Increase
             Six Months                                    Comparison
          % of               % of                       Six Months 1996
           Net                Net                             from
 1996     Sales     1995     Sales                      Six Months 1995

$2,770     51.8    $2,421     51.1   United States              14

 1,339     25.1     1,146     24.2   Europe                     17

   772     14.4       726     15.3   Asia                        6

   345      6.5       331      7.0   Canada/Latin America        4

   117      2.2       115      2.4   Africa/Middle East          2

$5,343    100.0    $4,739    100.0   Consolidated               13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


NET SALES

The following statistical data are provided to assist the reader in understanding the composition of changes affecting the increase in net sales.

                                            Sales Growth Analysis
                                      % Increase/(Decrease) Comparison
                                      2nd Qtr. 1996    Six Months 1996
                                          from              from
                                      2nd Qtr. 1995    Six Months 1995

Volume                                     12.9             13.7
Price                                       0.5              0.6
Currency                                   (2.5)            (1.5)

Total net sales increase                   10.9             12.8


Consolidated net sales increased 11% in the second quarter of 1996 to $2,661 million and 13% in the first six months of 1996 to $5,343 million. Worldwide sales volume growth for the second quarter of 12.9% was partially offset by a 2.5% reduction due to the strengthening of the dollar versus foreign currencies, particularly the Japanese yen. Price changes had a favorable impact on revenue growth of one-half of 1% in the quarter. The Company's increased sales volume reflects the strength of its new products and its commitment to a research based, product-driven growth strategy.

The health care sales performance in the second quarter versus last year reflects a 13% increase in worldwide sales of pharmaceuticals and a 6% increase in hospital products, while for the first half, worldwide sales of pharmaceuticals and hospital products were up 15% and 9%, respectively. For the second quarter, U.S. pharmaceuticals increased 17% and International pharmaceutical sales increased 8%. International pharmaceutical sales increased by 13% without the negative effect of foreign exchange. In the second quarter, the combined worldwide sales of the seven pharmaceuticals launched in the U.S. in the 1990's--Norvasc, Zoloft, Zithromax, Cardura, Diflucan, Glucotrol XL and Zyrtec--increased by 30% and made up 67% of total pharmaceutical sales for the quarter. The following table shows the worldwide net sales and percentage sales growths of the Company's major pharmaceuticals for the second quarter and first six months of 1996:

(millions of dollars)
                                   2nd Qtr. 1996     Six Months 1996
                                         % Incr./           % Incr./
                                 Amount   (Dec.)    Amount   (Dec.)
Cardiovascular Diseases:          $780      14      $1,632     16
  Norvasc                          420      40         808     43
  Procardia XL                     196     (19)        501    (12)
  Cardura                          126      24         248     31

Infectious Diseases:               555       5       1,129      8
  Diflucan                         224       4         439      6
  Zithromax                        137      43         296     48

Central Nervous System Disorders:  308      22         637     26
  Zoloft                           298      24         615     29

Second quarter sales of cardiovascular products increased by 14% to $780 million. Sales of Norvasc, the Company's intrinsically once-a-day calcium channel blocker for the treatment of angina and hypertension, increased by 40% to $420 million--the largest quarterly sales of any product in the Company's history. It continues to grow rapidly in the U.S., Japan and Germany. In June 1996, the U.S. Food and Drug Administration (FDA) approved new drug labeling that permitted the use of Norvasc in treating angina or hypertension in patients who also have congestive heart failure. Worldwide sales of Cardura, a once-a-day treatment for hypertension and more recently, benign prostatic hyperplasia (enlarged prostate), increased by 24% to $126 million. This sales growth was reduced by 7% due to currency fluctuations. The quarterly sales of Procardia XL, the Company's sustained-release calcium channel blocker for the treatment of angina and hypertension, declined by 19% to $196 million due, in part, to year-to-year changes in wholesaler stocking patterns and lower prescription levels.

Global sales of the anti-depressant Zoloft increased by 24% to $298 million in the second quarter, compared with the same period of 1995. Zoloft has benefited from broad clinical acceptance and its continuing international rollout. In August, the Company received a warning letter from the FDA alleging that promotional material for Zoloft promotes unapproved uses and contains statements, suggestions or implications that are false, lacking in fair balance or otherwise misleading. The letter requests the Company to propose an action plan to deal with these allegations. The Company makes every effort to ensure that all its communications are consistent with the labeling of its products and believes its Zoloft communications conformed to this policy. The Company will be interacting with the FDA and attempt to work out a resolution to the issues raised by the Warning Letter.

Worldwide sales of Zithromax, a broad-spectrum antibiotic, increased by 43% to $137 million in the quarter due, in part, to the U.S. launch of a pediatric dosage form in November 1995. Zithromax recently received FDA approval for use in the prevention of disseminated Mycobacterium avium complex, a disease often found in persons with advanced HIV infection. Sales of Diflucan, the Company's prescription antifungal, increased by 4% to $224 million as the product continues to be the therapy of choice for a wide range of fungal infections. Excluding adverse currency fluctuations, Diflucan sales for the quarter increased 9%.

Zyrtec, a new medication for seasonal and perennial allergies and hives, is achieving fast acceptance in the U.S. medical community five months after its introduction with U.S. sales of $58 million during the first six months of 1996.

Hospital Products worldwide sales grew 6% in the second quarter to $360 million and 9% to $676 million in the first half reflecting the strength of new product rollouts and the Leibinger acquisition. In January 1996, the Company completed the acquisition of the Leibinger Companies, a leader in the manufacture of specialty surgical instruments and implantable devices used in skull, jaw, facial, hand and foot surgery. This acquisition contributed 3 percentage points to the Hospital Products sales growth for the quarter. Sales increased 47% in the second quarter for both peripheral and coronary stents, which are devices used to maintain flow through obstructed vessels. In June 1996, the FDA approved the Wallstent endoprosthesis, which offers a minimally invasive procedure for patients whose iliac arteries are narrowed due to atherosclerosis.

Animal health sales increased by 2% in the second quarter to $291 million. Adverse market conditions for food animals in both Europe and the U.S. affected performance. Sales of Dectomax, the livestock antiparasitic discovered and developed by the Company, increased 14% to $23 million as new product launches continued around the world, including Japan. In August 1996, the FDA approved Dectomax, the Company's treatment for internal and external parasites in cattle. Dectomax, the Company's largest-selling animal health product in 1995, will be available in the U.S. in September 1996.

Consumer health care sales increased 25% in the second quarter and 22% in the first half of 1996 to $126 million and $242 million, respectively, with growth driven by recently acquired brands such as the Bain de Soleil line of sun care products, Cortizone, an anti-itching product, and Hemorid, a hemorrhoid treatment.

COSTS AND EXPENSES

As a percentage of net sales, cost of sales decreased in the second quarter and first half versus last year's comparable periods due to a favorable product sales mix, the impact of purchase accounting relating to SmithKline Beecham Animal Health (SBAH) inventories in 1995, the favorable impact of the Company's foreign exchange hedging program, improvements in manufacturing efficiencies and a reduction in the first half royalty expenses accrual for Procardia XL.

Selling, informational and administrative expense increased 12% and 14% in the second quarter and first six months of 1996, respectively, compared with the same periods of 1995 as both previously introduced products and new product launches, such as Zyrtec in the U.S., were well supported.

Research and development expenditures were up 19% in the second quarter and 18% in the first half relative to last year's comparable periods due to the advancement of an unprecedented number of drug candidates in the late stages of development. In 1996, the Company plans to spend approximately $1.7 billion on R&D. Health care R&D expenses, expressed as a percentage of health care net sales, were 16.4% and 15.1% in the first six months of 1996 and 1995, respectively.

Income from continuing operations before taxes, minority interests and other deductions--net, expressed as a percentage of net sales, was 1.9 percentage points higher in the second quarter and 1.8 percentage points higher in the first half of 1996 versus the comparable 1995 periods.

Other Deductions--net, for the second quarters and first six months of 1996 and 1995 are summarized in the following tables:

     (millions of dollars)                                % Incr./
     Second Quarter                      1996      1995     (Dec.)*
     Interest income                    $(31)     $(38)     (18)
     Interest expense                     42        56      (25)
     Amortization of goodwill
      and other intangibles               14        13        8
     Foreign exchange losses/(gains)       4        (4)      --
     Other, net                           32        33       (3)
     Other deductions--net              $ 61      $ 60        1

     *Percentages may not compute due to rounding.


     (millions of dollars)                                % Incr./
     Six Months                          1996      1995     (Dec.)
     Interest income                    $(60)     $(86)     (30)
     Interest expense                     80       106      (25)
     Amortization of goodwill
      and other intangibles               28        22       27
     Foreign exchange losses/(gains)       8        (6)      --
     Other, net                           62        63       (2)
     Other deductions--net              $118      $ 99       19

The decrease in interest income in the second quarter and first six months of 1996 versus last year's prior periods was largely due to lower average levels of investments in interest earning assets. The decrease in interest expense in the second quarter and first six months of 1996 was primarily due to lower average levels of borrowings. The increase in amortization of goodwill and other intangibles in the first six months of 1996 versus last year was primarily attributable to the acquisition of the SmithKline Beecham animal health business in the first quarter of 1995. Other, net for the second quarter and first six months of 1996 included income of $48 million related to revised royalty arrangements covering sales of Procardia XL, an $18 million write-off of in-process R&D in connection with the Corvita acquisition and a $25 million payment relating to certain worldwide product licensing rights.

PRE-TAX AND NET INCOME

The decrease in the Company's effective tax rate from 32% for the full year of 1995 (33% for the second quarter and first six months of 1995) to 31% this year is mainly due to changes in the mix of income by country, partially offset by the continuing reduction of the tax benefit from the Company's operations in Puerto Rico as a result of the enact-ment of the Omnibus Budget Reconciliation Act of 1993 and the expiration of the R&D tax credit during 1995.

OTHER

Tenidap, the Company's cytokine and prostaglandin inhibitor for the treatment of arthritis, has now received medical approval from regulatory authorities in several countries for the treatment of rheumatoid arthritis. Discussions are ongoing with government authorities in these countries seeking appropriate reimbursement classification. In the U.S., based on the advice of its Advisory
Committee, the FDA did not approve tenidap for either osteo-arthritis or rheumatoid arthritis pending further evaluation of the drug's safety profile. The Company will continue its interaction with the FDA.

In March 1996, a New Drug Application was filed in the U.S. by The Eisai Company, the company that discovered the compound, for Aricept
(donepezil, E2020). This drug candidate is a once-daily selective acetylcholinesterase inhibitor for Alzheimer's disease that the Company will co-promote with Eisai.

In the first six months of 1995, approximately 2.6 million shares were purchased in the open market at an average cost of approximately $43 per share.

On June 27, 1996, the Board of Directors of the Company declared a 30-cent third quarter dividend on its common stock, payable September 12, 1996, to shareholders of record on August 2, 1996.

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

Through June 30, 1996, completed restructuring initiatives reduced the workforce by approximately 1,750 people and resulted in the closing of 18 facilities. The annualized benefit of efficiencies resulting from completed efforts was approximately $90 million. The full implementa-tion of such plans is still anticipated to lower annual operating costs by $130 million. To date, there have been no significant changes in estimates of the cost of the plan.

The following table indicates the status of the restructuring charges by component:

                                            Utilization      Reserves
(millions of dollars)       1993       Through              Remaining
                       Restructuring   Dec. 31,   1st Half  at June 30,
                           Charges       1995       1996        1996
Employee severance
  payments                 $220          $102       $36        $ 82
Operating assets to be
  sold/disposed of          212           134        18          60
Other charges               247           216        31          --
                           $679          $452       $85        $142

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

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $1,976 million at June 30, 1996 as compared to $1,512 million at December 31, 1995. Total borrowings were $3,128 million at June 30, 1996 compared with $2,869 million at December 31, 1995. Working capital at June 30, 1996 decreased versus December 31, 1995 and increased versus July 2, 1995. The decrease in working capital from December 31, 1995 was mainly attributable to increased short-term borrowings primarily related to the 6 1/2% Notes due 1997 being reclassified from Long-term debt to Short-term borrowings in the first half of 1996 and a reduction in Prepaid expenses, taxes and other assets which included the assets held for sale of the food science business at year end 1995 that was sold in January 1996. The increase in working capital from July 2, 1995 was primarily attributable to a reduction in the short-term borrowings used to finance the SBAH acquisition, partially offset by the reclassification in 1996 of the 6 1/2% Notes due 1997 and, in the third quarter of 1995, of the
7 1/8% Notes due October 1996 from Long-term debt to Short-term borrowings.
                                         June 30,  Dec. 31,   July 2,
                                          1996       1995      1995

Working capital (millions of dollars)   $     643  $    965  $     84

Current ratio                              1.11:1    1.19:1    1.01:1

Debt to total capitalization
 (percentage)*                                34%       34%       43%

Shareholders' equity per common share** $    9.60  $   8.90  $   7.86

Days of sales outstanding - trade
  accounts receivable                          66        60        77

Months of inventory on hand                   8.6       9.2       9.0


* Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding.


SUBSEQUENT EVENTS

For a description of the subsequent events, see Note 8, "Subsequent Events," on page 8.


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

      In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 million to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 21, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 4, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 3, 1994. On August 8, 1994, the Sixth Circuit dismissed an appeal from the denial of a motion by the same appellants to vacate the judgment approving the settlement, and the U.S. Supreme Court denied a writ of certiorari on January 9, 1995. Another appeal to the Sixth Circuit by the same appellants regarding the denial of their earlier motion to intervene will be argued August 13, 1996. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, nine have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

      Several claims relating to elective reoperations of valve recipi-ents are currently pending. Some of these claims relate to elective reoperations covered by the Bowling class settlement described above, and, therefore, the claimants are entitled to certain benefits in accordance with the settlement. Such claimants, if they irrevocably waive all of the benefits of the settlement, may pursue separate
litigation to recover damages in spite of the class settlement.   The
Company is defending these claims.

      Generally, the plaintiffs in all of the pending heart valve litigations discussed above seek money damages. Based on the experience of the Company in defending these claims to date, including available insurance and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or the results of operations of the Company.

      On September 30, 1993, Dairyland Insurance Co., a carrier provid-ing excess liability coverage ("excess carrier") in the early 1980s, commenced an action in the California Superior Court in Orange County, seeking a declaratory judgment that it was not obligated to provide insurance coverage for Shiley heart valve liability claims. On
October 8, 1993, the Company filed cross-complaints against Dairyland and filed third-party complaints against 73 other excess carriers who sold excess liability policies covering periods from 1979 to 1985, seeking damages and declaratory judgments that they are obligated to pay for defense and indemnity to the extent not paid by other carriers. Several such claims have been resolved and the remainder are involved in
pretrial discovery.   On April 26, 1996, the trial court entered an
order stating that implanting an allegedly defective heart valve is not an appropriate trigger of insurance coverage in at least one and perhaps all working valve lawsuits. This decision, even if it is applied to all claims alleging anxiety that properly functioning valves might fracture in the future, does not deal with fracture claims, which are also part of the Company's claims.

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

      On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR ("Future Claims Settlement"). The Future Claims Settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over ten years. In addition, the shares allocat-ed to the CCR members eliminate joint and several liability. The court has determined that the Future Claims Settlement is fair and reasonable. Subsequently, the court entered an injunction enforcing its determina-
tion.   Plaintiffs filed an appeal from that injunction in the United
States Court of Appeals for the Third Circuit and on May 10, 1996, a panel of the Third Circuit reversed the order of the District Court and directed that the preliminary injunction be vacated. Although the Third Circuit subsequently denied the motion of the CCR members, including the Company and Quigley, for rehearing of that determination, it agreed to stay its mandate while review is sought in the United States Supreme Court. In the event that the Future Claims Settlement is not upheld, it is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases.
It is expected, too, that the CCR will attempt to resolve such cases outside of the Future Claims Settlement in the same manner as heretofore.

      At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of personal injury claims, exclusive of those covered by the Future Claims Settlement preliminary injunction and those which are inactive as of July 2, 1996, is 10,249 asbestos cases against Quigley; 3,825 asbestos cases against the Company; and 68 talc cases against the Company.

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

      The Company has been named, together with numerous other manufac-turers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs)(the Federal Class Action), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "indi-vidual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordi-nated for pretrial purposes, allege that the defendant drug manufactur-ers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share, pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual install-ments without interest. The Company continues to believe that there was no conspiracy, and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on Febru-ary 9, 1996 and went through preliminary and final fairness hearings.
By orders of April 4, 1996 the Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. The decision on the wholesalers has been made final, and been appealed. The decision on the indirect purchasers has been certified, and accepted, for appeal. The Court has put off the trial date while these matters are pending.

      In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement will not be increased. The Settlement Agreement, as amended, received final approval June 21, 1996.

      In addition, consumer class actions have been filed in state courts and the District of Columbia, alleging injury to consumers as well as retail pharmacies from the failure to give discounts to retail pharmacy companies. Both a consumer class and a retailer class have been certified in separate California actions. Consumer class actions filed in Colorado and Washington have been dismissed; Washington is now on appeal. The Company was dismissed from a consumer class action in Wisconsin. Consumer class actions are also pending in Alabama, Arizona, Maine, Michigan, Minnesota and New York. Retailer class actions are also pending in Alabama and Minnesota.

      The Company believes that these brand name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit, and has moved to have them dismissed.

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

      The Company and/or Howmedica, along with other device manufactur-ers and numerous orthopedic surgeons, have been named as defendants in approximately 700 cases (among over 1600 pending) in numerous state and federal courts seeking damages relating to alleged improper design, manufacture, and/or promotion of bone screws for unapproved use in spinal pedicles. Neither Howmedica nor the Company manufactured or sold pedicle screws in the U.S., but the claims allege a conspiracy among all of the defendants to over-promote the devices. The federal cases have been consolidated by the Multidistrict Panel in the U.S. District Court in Philadelphia, which ruled on April 8, 1996 that all claims against the manufacturers except express warranty and improper promotion, are preempted. The recent decisions of the United States Supreme Court in Lohr v. Medtronic may impact the availability of the pre-emption defense in this case (and in other medical device cases). The Company believes the cases are without merit.

      From 1994 to 1995, seven purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina (subsequently transferred to Minnesota), California, Minnesota
(2), Indiana, Ohio and Louisiana. The California, Ohio and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994, the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit condition-ally granted plaintiffs' motion for class certification; on March 3, 1995, the Court in the California suit denied plaintiffs' motion for class certification; and on October 25, 1995, the Court in the Indiana suit denied plaintiffs' motion for class certification; on February 15, 1996 the United States Court of Appeals for the Sixth Circuit reversed the Ohio Court's conditional certification; on May 15, 1996, the purported Minnesota class actions were dismissed without prejudice (following which plaintiffs' counsel filed 6 actions in Minnesota State Court on behalf of 192 individuals); and a motion to strike the class allegations in the Louisiana case was granted by the Court on July 23, 1996. The Company believes the suits are without merit.

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


Tax Matters

      The Internal Revenue Service ("IRS") has completed its examination of the Company's federal income tax returns for the years 1987 through 1989. As part of this process, the Company received an examination report from the IRS in August 1995, requesting a response within 30 days, which sets forth the adjustments the IRS is proposing for those years. The Company has filed a response protesting the proposed adjustments and has begun interacting with the IRS Appeals office. The proposed adjustments relate primarily to the tax accounting treatment of certain swaps and related transactions undertaken by the Company in 1987 and 1988. These transactions resulted in the receipt of cash in those years, which the Company duly reported as income for tax purposes. In 1989 (in Notice 89-21), the IRS announced that it believed cash received in certain swap transactions should be reported as income for tax purposes over the life of the swaps, rather than when received. In the case of the Company, this would cause some of the income to be reported in years subject to the Tax Reform Act of 1986. The IRS proposed adjustment involves approximately $72 million in federal taxes for the years 1987 through 1989, plus interest. If the proposed adjustment is carried through to the maturity of the transactions in 1992, an additional tax deficiency of approximately $86 million, plus interest, would result. The Company disagrees with the proposed adjustment and continues to believe that its tax accounting treatment for the transactions in question was proper. The Company is protesting and appealing the proposed adjustments. While it is impossible to determine the final disposition, the Company is of the opinion that the ultimate resolution of this matter should not have a material adverse effect on the financial position or the results of operations of the Company.

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

Item 4:     Submission of Matters to a Vote of Security Holders

      The shareholders of the Company voted on three matters at the Company's Annual Meeting of Shareholders held on April 25, 1996. Matter
(1) related to the election of three director nominees:  Ms. Constance
J. Horner, Mr. Thomas G. Labrecque and Dr. Jean-Paul Valles to three-year terms. 568,301,860 votes were cast for Ms. Horner and 5,332,394 were withheld. 563,795,146 votes were cast for Mr. Labrecque and 9,839,108 were withheld. 567,292,567 votes were cast for Dr. Valles and 6,341,687 were withheld. Matter (2) related to the approval of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year 1996. 570,076,764 votes were cast for approval, 1,474,578 were cast against and there were 2,082,912 abstentions.
Matter (3) related to the approval of an amendment to the Company's Stock and Incentive Plan. 471,600,829 votes were cast for approval, 36,419,807 were cast against. There were 7,152,644 abstentions and there were 58,460,974 shares for which brokers were precluded from voting. These latter shares, along with abstentions, have the effect of a vote against with respect to Matter (3).

      Based on these voting results, each of the directors nominated was elected and matters (2) and (3) were passed. As previously stated in the Company's proxy statement, the election of a director required a plurality of the votes present and entitled to vote at the meeting. Passage of matter (2) required a majority of the votes cast, and passage of matter (3) required the approval of a majority of the outstanding Common Stock.




Item 6:     Exhibits and Reports on Form 8-K


      (a)   Exhibits

            1)  Exhibit 11   -  Computation of Earnings Per Common
                                Share
            2)  Exhibit 12   -  Computation of Ratio of Earnings to
                                Fixed Charges
            3)  Exhibit 15   -  Accountants' Acknowledgment
            4)  Exhibit 27   -  Financial Data Schedule
            5)  Exhibit 99   -  Exhibit 99 to the Annual Report
                                Form 10-K for the fiscal year ended
                                December 31, 1995


      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the second quarter ended June 30, 1996.

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



Date:  August 13, 1996

                                          H. V. Ryan, Controller
                                      (Principal Accounting Officer and
                                           Duly Authorized Officer)

                                                             Exhibit 11


                  PFIZER INC. AND SUBSIDIARY COMPANIES
                COMPUTATION OF EARNINGS PER COMMON SHARE
                    (millions, except per share data)
                               (Unaudited)



                                    Three Months Ended        Six Months Ended
                                    June 30,    July 2,     June 30,    July 2,
                                      1996       1995         1996       1995
Primary:

Net income                            $394       $317        $ 911      $ 737

Weighted average number of
 common shares outstanding             623        614          622        612
Common share equivalents (a)            20         13           20         13
Weighted average number of
 common shares and common
 share equivalents                     643        627          642        625

Net income per common share           $.61       $.50        $1.42      $1.18




Fully Diluted:(b)

Net income                            $394       $317        $ 911      $ 737

Weighted average number of
 common shares outstanding             623        614          622        612
Common share equivalents and
 other dilutive securities              20         15           20         14
Weighted average number of
 common shares and common
 share equivalents                     643        629          642        626

Net income per common share           $.61       $.50        $1.42      $1.18



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

                                                                      Exhibit 12


                           PFIZER INC. AND SUBSIDIARY COMPANIES
                     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                   (millions of dollars)
                                        (Unaudited)

                               Six
                              Months
                               Ended
                              June 30,               Year Ended December 31,
                                1996      1995      1994     1993    1992      1991
Determination of earnings:
 Income from continuing
  operations before
  provision for taxes on
  income, minority
  interests, and cumulative
  effect of accounting
  changes                     $1,326     $2,299   $1,830     $835   $1,541    $  913
   Less:
    Minority interests             4          7        4        2        3         3
    Undistributed
     earnings/(losses) of
     unconsolidated
     subsidiaries                  0          0       (1)       1        8         1

    Adjusted income            1,322      2,292    1,827      832    1,530       909

 Fixed charges                   100        232      158      136      130       155

      Total earnings
      as defined              $1,422     $2,524   $1,985     $968   $1,660    $1,064

Fixed charges and other:
 Interest expense (a)         $   80     $  193   $  127     $107   $  103    $  130
 Rents (b)                        20         39       31       29       27        25

   Fixed charges                 100        232      158      136      130       155
Capitalized interest               2         12       15       14       12         8

   Total fixed charges        $  102      $ 244   $  173     $150   $  142    $  163

Ratio of earnings to fixed
 charges                        13.9       10.3     11.5      6.5     11.7       6.5

<F1>(a)     Interest expense includes amortization of debt discount and expenses.

(b) Rents included in the computation consist of one-third of rental expense.

Note: In January 1996, the Company sold substantially all the net assets of the food science business. As a result, the food science business has been reported as a discontinued operation.

                                                             Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


      We hereby acknowledge the incorporation by reference of our report dated August 13, 1996, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended June 30, 1996, in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 in Registration Statement on Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registra-tion Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registra-tion Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435), in the Registration Statement on Form S-8 dated December 20, 1994 (File No 33-56979), in the Registration Statement on Form S-4 dated February 14, 1995 (File No. 33-57709) and in the Registration Statement on Form S-8 dated March 29, 1996 (File No. 33-02061).

      Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.







                                                KPMG Peat Marwick LLP


New York, New York
August 13, 1996