Form 10-Q
period 1996-09-29
PFIZER INC
filed 1996-11-12
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 29, 1996

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

At October 31, 1996 there were 644,628,048 shares par value
$.05, of the issuer's common stock outstanding.

                                     PFIZER INC.

                                      FORM 10-Q

                                For the Quarter Ended
                                 September 29, 1996

                                  Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.

   Financial Statements:                                                   Page

     Condensed Consolidated Statement of Income for
       the three months and nine months ended
       September 29, 1996 and October 1, 1995                                 3

     Condensed Consolidated Balance Sheet at
       September 29, 1996, December 31, 1995 and October 1, 1995              4

     Condensed Consolidated Statement of Cash Flows for the
       nine months ended September 29, 1996 and October 1, 1995               5

     Notes to Condensed Consolidated Financial Statements                     6

   Independent Auditors' Report                                               9

Item 2.

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           10

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                         19

Item 6.

   Exhibits and Reports on Form 8-K                                          27

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PFIZER INC. AND SUBSIDIARY COMPANIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)

                                        Three Months Ended   Nine Months Ended
                                        Sept. 29,  Oct. 1,   Sept. 29,  Oct. 1,
                                          1996      1995       1996       1995

(millions, except per share data)


Net sales . . . . . . . . . . . . . . . $2,803    $2,538     $8,146     $7,277

Costs and expenses
 Cost of sales  . . . . . . . . . . . .    522       536      1,556      1,597
 Selling, informational and
   administrative expenses. . . . . . .  1,040       960      3,117      2,776
 Research and development expenses  . .    406       351      1,194      1,018
 Other deductions--net. . . . . . . . .     86        65        204        164

Income from continuing operations
 before provision for taxes on
 income and minority interests  . . . .    749       626      2,075      1,722

Provision for taxes on income . . . . .    232       206        643        568

Minority interests. . . . . . . . . . .      3         1          7          5

Income from continuing operations . . .    514       419      1,425      1,149

Discontinued operations, net of
 income taxes . . . . . . . . . . . . .     --         6         --         13

Net income. . . . . . . . . . . . . . . $  514    $  425     $1,425     $1,162

Earnings per common share:*
 Income from continuing
  operations. . . . . . . . . . . . . . $  .80    $  .66     $ 2.22     $ 1.83

Discontinued operations, net of
 income taxes . . . . . . . . . . . . .     --       .01         --        .02

Net income. . . . . . . . . . . . . . . $  .80    $  .67     $ 2.22     $ 1.85


Cash dividends per common share . . . . $  .30    $  .26     $  .90     $  .78


*The weighted average number of common shares and common share equivalents used to compute earnings per common share totaled 643 million and 627 million for the first nine months of 1996 and 1995, respectively.


See accompanying Notes to Condensed Consolidated Financial Statements.

                        PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)                          Sept. 29,   Dec. 31,   Oct. 1,
                                                 1996*      1995**     1995*
                                        ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . .$ 1,046     $   403    $   734
  Short-term investments. . . . . . . . . . . .  1,038       1,109        963
  Accounts receivable, less allowances of
    $62, $61 and $57. . . . . . . . . . . . . .  2,193       2,024      1,998
  Short-term loans. . . . . . . . . . . . . . .    324         289        246
  Inventories
    Finished goods. . . . . . . . . . . . . . .    584         564        546
    Work in process . . . . . . . . . . . . . .    731         579        568
    Raw materials and supplies. . . . . . . . .    299         241        235
      Total inventories . . . . . . . . . . . .  1,614       1,384      1,349
  Prepaid expenses, taxes,
    and other assets. . . . . . . . . . . . . .    591         943        847
      Total current assets. . . . . . . . . . .  6,806       6,152      6,137

Long-term loans and investments . . . . . . . .  1,198         545        582
Property, plant and equipment, less
  accumulated depreciation of
    $2,086, $1,991 and $2,028 . . . . . . . . .  3,678       3,473      3,474
Goodwill, less accumulated amortization of
  $106, $79 and $72 . . . . . . . . . . . . . .  1,478       1,243      1,174
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . . .  1,456       1,316      1,454
      Total assets. . . . . . . . . . . . . . .$14,616     $12,729    $12,821


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt of
      $525, $277 and $254 . . . . . . . . . . .$ 3,157     $ 2,036    $ 3,046
  Accounts payable. . . . . . . . . . . . . . .    750         715        636
  Income taxes payable. . . . . . . . . . . . .    821         822        688
  Accrued compensation and related items. . . .    437         421        409
  Other current liabilities . . . . . . . . . .  1,034       1,193      1,020
      Total current liabilities . . . . . . . .  6,199       5,187      5,799

Long-term debt. . . . . . . . . . . . . . . . .    553         833        358
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . . .    425         426        437
Deferred taxes on income. . . . . . . . . . . .    163         166        250
Other non-current liabilities . . . . . . . . .    658         564        650
Minority interests. . . . . . . . . . . . . . .     52          47         46
      Total liabilities . . . . . . . . . . . .  8,050       7,223      7,540

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . . .     --          --         --
  Common stock. . . . . . . . . . . . . . . . .     34          34         34
  Additional paid-in capital. . . . . . . . . .  1,604       1,235      1,040
  Retained earnings . . . . . . . . . . . . . .  7,707       6,858      6,614
  Currency translation adjustment and other . .    143         163        245
  Employee benefit trust. . . . . . . . . . . . (1,414)     (1,169)    (1,002)
  Common stock in treasury, at cost . . . . . . (1,508)     (1,615)    (1,650)
      Total shareholders' equity. . . . . . . .  6,566       5,506      5,281
      Total liabilities and
         shareholders' equity . . . . . . . . .$14,616     $12,729    $12,821

<F1>*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

                     PFIZER INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(millions of dollars)
                                                        Nine Months Ended
                                                      Sept. 29,    Oct. 1,
                                                        1996        1995
Operating Activities
  Net income . . . . . . . . . . . . . . . . . . . . .$1,425       $ 1,162
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles . . .   309           266
    Changes in operating assets and liabilities,
     net of effect of businesses acquired
     and divested. . . . . . . . . . . . . . . . . . .  (471)         (299)
    Other. . . . . . . . . . . . . . . . . . . . . . .    49            38
Net cash provided by operating activities. . . . . . . 1,312         1,167

Investing Activities
  Acquisitions, net of cash acquired . . . . . . . . .  (422)       (1,519)
  Proceeds from sale of business . . . . . . . . . . .   353           --
  Purchases of property, plant and equipment . . . . .  (510)         (493)
  Purchases of short-term investments. . . . . . . . .(2,477)       (1,861)
  Proceeds from redemptions of short-term
    investments. . . . . . . . . . . . . . . . . . . . 2,564         1,540
  Net change in loans and long-term investments
    by financial subsidiaries. . . . . . . . . . . . .    37           342
  Purchases and redemptions of short-term
    investments by financial subsidiaries. . . . . . .   (11)           --
  Purchases of long-term investments . . . . . . . . .  (779)          (99)
  Other investing activities . . . . . . . . . . . . .    74            99
Net cash used in investing activities. . . . . . . . .(1,171)       (1,991)

Financing Activities
  Increase in short-term debt. . . . . . . . . . . . .   903           540
  Purchases of common stock. . . . . . . . . . . . . .    --          (109)
  Cash dividends paid. . . . . . . . . . . . . . . . .  (577)         (493)
  Stock option transactions. . . . . . . . . . . . . .   196           152
  Other financing activities . . . . . . . . . . . . .   (14)           25
Net cash provided by financing activities. . . . . . .   508           115
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . .    (6)          (16)
Net increase/(decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . . . .   643          (725)
Cash and cash equivalents balance at beginning
  of period. . . . . . . . . . . . . . . . . . . . . .   403         1,459
Cash and cash equivalents balance at end
  of period. . . . . . . . . . . . . . . . . . . . . .$1,046       $   734

Supplemental Cash Flow Information
  Cash paid during the period for:
    Income taxes . . . . . . . . . . . . . . . . . . .$  584       $   555
    Interest . . . . . . . . . . . . . . . . . . . . .    97           140



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

Subsidiaries operating outside the United States generally are included on the basis of interim periods ended August 25, 1996 and August 27, 1995.

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

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

The results of operations for the interim periods ended September 29, 1996 are not necessarily indicative of the results which ultimately might be expected for the current year.

Note 3:     Currency Impact

An analysis of the changes in the currency translation adjustment for the nine months ended September 29, 1996 is as follows:

(millions of dollars)
Currency translation adjustment December 31, 1995        $207
Translation adjustments and hedges                        (35)

Currency translation adjustment September 29, 1996       $172

As of September 29, 1996, the balance sheet caption "Currency translation adjustment and other" also includes a $39 million net unrealized gain on investment securities available for sale and a $68 million net unrealized charge for the minimum pension liability of partially funded international plans.

Exchange (losses) in "Other deductions--net" were as follows:

      (millions of dollars)        1996      1995
      Third Quarter               $ (5)      $(9)

      Nine Months                 $(13)      $(3)

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

Note 4:     Acquisitions

In the third quarter of 1996, the Company purchased certain cosmetic, dietetic and other over-the-counter products from the Formenti group through the acquisition of three Italian companies: Ircafarm S.r.l., Farkemo S.r.l. and Blue Cross S.r.l.

In July 1996, the Company acquired Vesta Medical Inc. which has designed a proprietary system to treat abnormal uterine bleeding.

In June 1996, the Company acquired substantially all of Corvita Corporation's outstanding shares of common stock. Corvita develops, manufactures and markets self-expanding endovascular stent grafts and synthetic vascular grafts used in the treatment of severely diseased arteries.

In April 1996, the Company completed the acquisition of Cortizone, an anti-itching product, and Hemorid, a hemorrhoid treatment, from Thompson Medical Co., Inc.

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

In August 1995, the Company acquired Bain de Soleil skin care products from the Procter & Gamble Company.

In March 1995, the Company acquired NAMIC U.S.A. Corporation, a cardiovascular products company, for approximately 4.4 million of the Company's common shares in a stock transaction valued at approximately $170 million, including direct costs of the acquisition.

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

                  PFIZER INC. AND SUBSIDIARY COMPANIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

Note 5:     Discontinued Operations

In January 1996, the Company sold substantially all of the assets of its food science business to Cultor Ltd., a publicly held international nutrition company based in Finland, for approximately $353 million in cash. In October 1996, the Company completed the disposition of its food science business with the sale of its Chy-Max product line to Chr. Hansen A/S, a Danish company. The food science business has been reported as a discontinued operation.

Note 6:     Subsequent Event

On October 24, 1996, the Board of Directors of the Company declared a 30-cent fourth quarter dividend on its common stock, payable December 12, 1996, to shareholders of record on November 8, 1996.

                      INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of September 29, 1996 and October 1, 1995, and the related condensed consolidated statements of income for each of the three month and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
November 12, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED
                             CONSOLIDATED STATEMENT OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

                                                                Percent        Percent
(millions of dollars,                                         Incr./(Dec.)   Incr./(Dec.)
except per share data)                                        Comparison*    Comparison*
                         Third Quarter      Nine Months       3rd Quarter    Nine Months
                        1996      1995      1996    1995       1996/1995      1996/1995
Net sales             $2,803    $2,538    $8,146   $7,277          10             12

Cost of sales         $  522    $  536    $1,556   $1,597          (3)            (3)
  % of net sales       18.6%     21.1%     19.1%    21.9%

Selling,
 informational
 and administrative
 expenses             $1,040    $  960    $3,117   $2,776           8             12
 % of net sales        37.1%     37.9%     38.3%    38.2%

Research and
 development
 expenses             $  406    $  351    $1,194   $1,018          16             17
 % of net sales        14.5%     13.8%     14.6%    14.0%

Other deductions--net $   86    $   65    $  204   $  164          34             25
 % of net sales         3.1%      2.5%      2.5%     2.2%

Income from con-
 tinuing operations
 before taxes and
 minority interests   $  749    $  626    $2,075   $1,722          19             20
 % of net sales        26.7%     24.7%     25.5%    23.7%

Taxes on income       $  232    $  206    $  643   $  568          12             13

Effective tax rate     31.0%     33.0%     31.0%    33.0%

Minority interests    $    3    $    1    $    7   $    5         224             21

Income from con-
 tinuing operations   $  514    $  419    $1,425   $1,149          23             24
 % of net sales        18.3%     16.5%     17.5%    15.8%
Discontinued
 operations, net      $   --    $    6    $   --   $   13          **             **
 % of net sales           --       .3%        --      .2%

Net income            $  514    $  425    $1,425   $1,162          21             23
 % of net sales        18.3%     16.8%     17.5%    16.0%

Earnings per
 common share:
 Income from con-
  tinuing operations  $  .80    $  .66    $ 2.22   $ 1.83          21             21
 Discontinued
  operations, net         --    $  .01        --      .02          **             **

Net income            $  .80    $  .67    $ 2.22   $ 1.85          19             20


Cash dividends
 per common share     $  .30    $  .26    $  .90   $  .78          15             15

<F1>* Percentages may reflect rounding adjustments.
**Calculation not meaningful.
For explanation of percent changes, see discussion beginning on page 13.

                    PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY BUSINESS SEGMENT
         FOR THE PERIODS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

(millions of dollars)

                                                             Percent
                                                             Increase
             Third Quarter                                  Comparison*
          % of               % of                          3rd Qtr. 1996
           Net                Net                              from
 1996     Sales     1995     Sales                         3rd Qtr. 1995

$2,384     85.0    $2,127     83.8   Health Care                 12

   302     10.8       303     11.9   Animal Health               --

   117      4.2       108      4.3   Consumer Health Care         8

$2,803    100.0    $2,538    100.0   Consolidated                10




                                                              Percent
                                                              Increase
            Nine Months                                       Comparison*
          % of               % of                          Nine Months 1996
           Net                Net                               from
 1996     Sales     1995     Sales                         Nine Months 1995

$6,927     85.0    $6,110     84.0   Health Care                 13

   860     10.6       861     11.8   Animal Health               --

   359      4.4       306      4.2   Consumer Health Care        17

$8,146    100.0    $7,277    100.0   Consolidated                12





*  Percentages may reflect rounding adjustments.


For explanation of percent changes, see discussion beginning on page 13.
                     PFIZER INC. AND SUBSIDIARY COMPANIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED
                         NET SALES BY GEOGRAPHIC AREA
         FOR THE PERIODS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

(millions of dollars)

                                                             Percent
                                                        Increase/(Decrease)
             Third Quarter                                  Comparison*
          % of               % of                         3rd Qtr. 1996
           Net                Net                             from
 1996     Sales     1995     Sales                        3rd Qtr. 1995

$1,516     54.1    $1,324     52.2   United States              14

   642     22.9       584     22.9   Europe                     10

   396     14.1       414     16.3   Asia                       (4)**

   188      6.7       164      6.5   Canada/Latin America       15

    61      2.2        52      2.1   Africa/Middle East         17

$2,803    100.0    $2,538    100.0   Consolidated               10






                                                             Percent
                                                            Increase
             Nine Months                                   Comparison
          % of               % of                       Nine Months 1996
           Net                Net                             from
 1996     Sales     1995     Sales                      Nine Months 1995

$4,286     52.6    $3,745     51.4   United States              14

 1,981     24.3     1,730     23.8   Europe                     15

 1,168     14.3     1,140     15.7   Asia                        2**

   533      6.6       495      6.8   Canada/Latin America        8

   178      2.2       167      2.3   Africa/Middle East          7

$8,146    100.0    $7,277    100.0   Consolidated               12




*    Percentages may not reflect rounding adjustments.

**   The decrease in sales in the third quarter and the modest sales increase for the first nine months of 1996 in the Asian region were primarily due to the adverse effects of foreign currency translation, particularly the strengthening of the U.S. dollar as compared to the Japanese yen.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


NET SALES

The following statistical data are provided to assist the reader in understanding the composition of changes affecting the increase in net sales:

                                            Sales Growth Analysis
                                      % Increase/(Decrease) Comparison
                                      3rd Qtr. 1996    Nine Months 1996
                                          from              from
                                      3rd Qtr. 1995    Nine Months 1995

Volume                                     14.5              14.0
Price                                       0.3               0.5
Currency                                   (4.4)             (2.6)

Total net sales increase                   10.4              11.9


Worldwide sales volume growth for the third quarter of 14.5% was partially offset by a 4.4% reduction due to the strengthening of the dollar versus foreign currencies, particularly the Japanese yen. The Company's increased sales volume reflects the strength of its new products and its commitment to a research based, product-driven growth strategy.

The worldwide health care sales performance in the third quarter versus last year reflects a 13% increase in sales of pharmaceuticals and a 5% increase in hospital products, while for the first nine months, worldwide sales of pharmaceuticals and hospital products were up 14% and 8%, respectively. For the third quarter, U.S. pharmaceuticals increased 19% and International pharmaceutical sales increased 7%. International pharmaceutical sales would have increased by 17% without the negative effect of foreign exchange. In the third quarter, the combined worldwide sales of the seven pharmaceuticals launched in the U.S. in the 1990's-- Norvasc, Zoloft, Zithromax, Cardura, Diflucan, Glucotrol XL and Zyrtec-- increased by 32% and made up 68% of total pharmaceutical sales. Patent protection for these products extends into the next century, ranging from 2000 for Cardura to 2007 for Norvasc.

The following table shows the worldwide net sales and percentage sales growths of the Company's major pharmaceuticals for the third quarter and first nine months of 1996:

(millions of dollars)
                                   3rd Qtr. 1996    Nine Months 1996
                                         % Incr./           % Incr./
                                 Amount   (Dec.)    Amount   (Dec.)
Cardiovascular Diseases:          893       14      2,525      15
  Norvasc                         471       41      1,279      42
  Procardia XL                    249      (15)       750     (13)
  Cardura                         135       24        383      28

Infectious Diseases:              549        6      1,678       7
  Diflucan                        231       (1)       670       3
  Zithromax                       124       83        420      57

Central Nervous System Disorders: 362       24        999      26
  Zoloft                          350       27        965      28


Sales of Norvasc, the Company's intrinsically once-a-day calcium channel blocker for the treatment of angina and hypertension, increased by 41% to $471 million, the largest quarterly sales of any product in Pfizer's history. Norvasc's sales continue to grow rapidly in the U.S., Japan and Germany, reflecting increasing worldwide recognition of its efficacy and safety profile. "The New England Journal of Medicine" recently published the results of the PRAISE study, a 33-month, 1,153-patient evaluation of Norvasc's use in treating angina and hypertension patients who also have congestive heart failure (CHF). The PRAISE study found that Norvasc, in contrast to all other drugs in its class, is safe for use in the most severely ill patients, those with New York Heart Association class III and class IV CHF. As a result of these findings, in June 1996, the U.S. Food and Drug Administration (FDA) expanded the approved use of Norvasc in treating angina or hypertension patients who also have CHF. The PRAISE study also found that in a group of patients with CHF of non-ischemic origin, the use of Norvasc significantly reduced the rate of death and illness. Ischemia is impaired blood flow to the heart. A new study involving non-ischemic CHF patients, PRAISE II, has been undertaken to confirm these efficacy results.

For the quarter, worldwide sales of Cardura, a once-a-day treatment for hypertension and more recently, benign prostatic hyperplasia (enlarged prostate), increased by 24% to $135 million as alpha blockers have been increasingly recognized as an effective first-line therapy for treatment of these diseases. The quarterly sales of Procardia XL, the Company's sustained-release calcium channel blocker for the treatment of angina and hypertension, declined by 15% to $249 million due to lower prescription levels.

Sales of Diflucan, the Company's prescription antifungal, decreased by 1% to $231 million, mainly due to adverse foreign currency exchange effects which were particularly significant between the U.S. dollar and the Japanese yen. Excluding adverse currency fluctuations, Diflucan sales for the quarter would have increased 6%. The product continues to be the therapy of choice for a wide range of fungal infections, particularly in patients with compromised immune systems. Use of Diflucan is increasing in both presumptive and documented cases of systemic candidiasis. Worldwide sales of Zithromax, a broad-spectrum antibiotic, increased by 83% to $124 million in the quarter as recognition of its effectiveness as an innovative azalide antibiotic continued to grow. Zithromax sales in the U.S. reflected the drug's rapid acceptance for treating children's middle ear infections and strep throat, and for preventing disseminated Mycobacterium avium complex, a common disease in persons with advanced HIV infection.

Worldwide sales of the anti-depressant Zoloft increased by 27% to $350 million in the third quarter as a result of broad clinical acceptance and its continuing international rollout. In August 1996, the Company received a warning letter from the FDA alleging that promotional material for Zoloft promotes unapproved uses and contains statements, suggestions or implications that are false, lacking in fair balance or otherwise misleading. The letter requested the Company to propose an action plan to deal with these allegations. The Company makes every effort to ensure that all its communications are consistent with the labeling of its products and believes its Zoloft communications conformed to this policy. The Company is interacting with the FDA and attempting to work out a resolution to the issues raised by the warning letter. In a separate development in October 1996, the FDA issued regulatory approval for Zoloft for the treatment of obsessive compulsive disorder.

Zyrtec, a new antihistamine for seasonal and perennial allergies and hives, is achieving fast acceptance in the U.S. medical community eight months after its introduction with U.S. sales of $91 million during this time period. In late September, the FDA approved a syrup formulation of Zyrtec for the treatment of children from six to 11 years of age.

Hospital Products worldwide sales grew 5% in the third quarter to $345 million and 8% in the first nine months of 1996 to $1,021 million reflecting the Leibinger acquisition and incremental sales growth for stents. Excluding the effect of foreign exchange, Hospital Products sales would have grown 9% in the third quarter and 10% for the first nine months of 1996. In January 1996, the Company completed the acquisition of the Leibinger Companies, a leader in the manufacture of specialty surgical instruments and implantable devices used in skull, jaw, facial, hand and foot surgery. Sales increased 52% in the third quarter for both peripheral and coronary stents, which are devices used to maintain flow through obstructed vessels.

Animal health sales were $302 million for the third quarter, comparable to last year. Sales growth was restrained mainly due to continuing weak demand for livestock medicines in the U.S. In addition, European sales of large animal products were impacted by the publicity surrounding bovine spongiform encephalopathy ("Mad Cow Disease"). Companion animal products experienced competition from new products. Despite the challenging environment, sales of Dectomax, the Company's antiparasitic for livestock, increased 121% worldwide to $27 million in the quarter. Dectomax was launched in Australia in July and in the U.S. in August. Sales of Stafac, a leading anti-infective for poultry and swine, increased by 13% in the quarter to $19 million.

Consumer health care sales increased 8% in the third quarter and 17% in the first nine months of 1996 to $117 million and $359 million, respectively, mainly due to sales of the Bain de Soleil line of sun related skin-care products, acquired from Procter & Gamble in August 1995, and of Cortizone, an anti-itching product, and Hemorid, a hemorrhoid treatment, both acquired from Thompson Medical in April 1996. Sales of over-the-counter products previously available only by prescription, including Reactine, the anti-allergy medication, in Canada; Diflucan One, for the treatment of vaginal candidiasis, in the U.K.; and OcuHist, an antihistamine eye drop, in the U.S., also contributed to growth.

COSTS AND EXPENSES

Cost of sales decreased 3% in both the third quarter and first nine months versus last year's comparable periods due to improved business and product sales mix, foreign exchange, the favorable impact of the Company's foreign exchange hedging program and improvements in manufacturing efficiencies. In addition, the absence of the impact of purchase accounting relating to SmithKline Beecham Animal Health inventories that took place in the first quarter of 1995 contributed to the decrease in cost of sales for the first nine months of 1996.

Selling, informational and administrative expense (SI&A) increased 8% and 12% in the third quarter and first nine months of 1996, respectively, compared with the same periods of 1995. Excluding the effects of foreign exchange and other one-time items, SI&A increased 14% in the third quarter. This 14% growth was largely driven by new product support.

Research and development expenditures were up 16% in the third quarter and 17% in the first nine months relative to last year's comparable periods due to the support of new health care products at all stages of development. In 1996, the Company plans to spend approximately $1.7 billion on R&D. Health care R&D expenses, expressed as a percentage of health care net sales, were 16.3% and 14.9% in the first nine months of 1996 and 1995, respectively.

Income from continuing operations before taxes, minority interests and other deductions--net, expressed as a percentage of net sales, was 2.6 percentage points higher in the third quarter and 2.1 percentage points higher in the first nine of 1996 versus the comparable 1995 periods. This improvement was attributable to the Company's focus on its core health care businesses, strong acceptance of a broad array of new products and productivity improvement initiatives.

Other deductions--net, for the third quarter and first nine months of 1996 and 1995 are summarized in the following tables:

     (millions of dollars)                                % Incr./
     Third Quarter                       1996      1995     (Dec.)*
     Interest income                    $(33)    $ (36)      (8)
     Interest expense                     39        46      (15)
     Amortization of goodwill
      and other intangibles               20        16       25
     Foreign exchange losses               5         9      (44)
     Other, net                           55        30       83
     Other deductions--net              $ 86     $  65       34


     (millions of dollars)                                % Incr./
     Nine Months                         1996      1995     (Dec.)*
     Interest income                    $(93)    $(122)     (24)
     Interest expense                    119       152      (22)
     Amortization of goodwill
      and other intangibles               48        38       26
     Foreign exchange losses              13         3      333
     Other, net                          117        93       26
     Other deductions--net              $204     $ 164       25

     *Percentages may reflect rounding adjustments.

The decrease in interest income in the first nine months of 1996 versus last year's prior period was due to lower interest rates and lower weighted average levels of investments in interest earning assets, while the decrease in the third quarter was primarily due to lower interest rates. The decrease in interest expense in the third quarter and first nine months of 1996 was due to lower weighted average levels of borrowings and lower interest rates. The increase in amortization of goodwill and other intangibles in the first nine months of 1996 versus last year was primarily attributable to the Company's acquisitions. Foreign exchange losses include the impact of the hyperinflationary environment in Turkey. Other, net for first nine months of 1996 included income of $48 million related to revised royalty arrangements covering sales of Procardia XL, an $18 million write-off of in-process R&D in connection with the Corvita acquisition and payments totaling $45 million ($20 million during the third quarter of 1996) relating to certain worldwide product licensing rights.

PRE-TAX AND NET INCOME

The decrease in the Company's effective tax rate from 32% for the full year of 1995 to 31% this year is mainly due to changes in the mix of income by country, partially offset by the continuing reduction of the tax benefit from the Company's operations in Puerto Rico as a result of the enactment of the Omnibus Budget Reconciliation Act of 1993.

OTHER

In September 1996, based on the advice of its Advisory Committee, the FDA did not approve tenidap in the U.S. for either osteoarthritis or rheumatoid arthritis pending further evaluation of the drug's safety profile. Also in September, the Company announced that in spite of tenidap's potentially unique role in the treatment of rheumatoid arthritis, the Company has decided not to pursue commercialization of tenidap 120 mg. for rheumatoid arthritis. Tenidap has been shown to be an effective agent against the symptoms of osteoarthritis at lower doses in clinical trials. A decision to undertake the extensive clinical development program needed to establish tenidap as a disease modifying osteoarthritis agent will be made after the results of clinical studies currently ongoing are completed and after discussions about such a program are held with appropriate regulators.

In September 1996, Eisai, the company that discovered Aricept
(donepezil, E2020) and with whom Pfizer will be co-promoting the product, received an approvable letter from the FDA for the drug.
Labeling discussions are in progress. Aricept is a once-daily selective acetylcholinesterase inhibitor for the treatment of mild to moderate Alzheimer's disease.

The Company made various acquisitions in 1996 and 1995. For a discussion of these acquisitions, see Note 4, "Acquisitions," on page 7.

On September 26, 1996, the Board of Directors authorized the Company to repurchase up to $2 billion worth of its currently issued common stock over the next 18 to 24 months in open-market or private transactions. Stock purchased under the program will be held in the Company treasury and will be available for general corporate purposes. The number of shares outstanding in the third quarter was not impacted by the program.

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

Through September 29, 1996, completed restructuring initiatives reduced the workforce by approximately 1,950 people and resulted in the closing of 21 facilities. The annualized benefit of efficiencies resulting from completed efforts was approximately $90 million. The full implementa-tion of such plans is still anticipated to lower annual operating costs by approximately $130 million. To date, there have been no significant changes in estimates of the cost of the plan.

The following table indicates the status of the restructuring charges by component:

                                            Utilization      Reserves
(millions of dollars)       1993       Through      Nine    Remaining
                       Restructuring   Dec. 31,    Months   at Sept. 29,
                           Charges       1995       1996        1996
Employee severance
  payments                 $220          $102       $ 64        $54
Operating assets to be
  sold/disposed of          212           134         33         45
Other charges               247           216         31         --
                           $679          $452       $128        $99

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

ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments totaled $2,084 million at September 29, 1996 as compared to $1,512 million at December 31, 1995. Total borrowings were $3,710 million at September 29, 1996 compared with $2,869 million at December 31, 1995. At September 29, 1996, working capital had decreased by $358 million from December 31, 1995. Working capital provided by operations and the proceeds from short-term borrowings and the sale of the food science business were utilized for long-term investments; property, plant and equipment; business acquisitions and payment of dividends during the nine-month period. Additionally, the 6 1/2% Notes due in 1997 of $250 million were reclassified from Long-term debt to Short-term borrowings during the nine months ended September 29, 1996.
                                        Sept. 29,  Dec. 31,   Oct. 1,
                                          1996       1995      1995

Working capital (millions of dollars)   $     607  $    965  $    338

Current ratio                              1.10:1    1.19:1    1.06:1

Debt to total capitalization
 (percentage)*                                36%       34%       39%

Shareholders' equity per common share** $   10.50  $   8.90  $   8.57

Days of sales outstanding - trade
  accounts receivable                          66        60        66

Months of inventory on hand                   9.2       9.2       9.4


* Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding.

SUBSEQUENT EVENT

For a description of the subsequent event, see Note 6, "Subsequent Event," on page 8.


CAUTIONARY STATEMENTS FOR FORWARD LOOKING INFORMATION

Management's discussion and analysis set forth above contains certain forward-looking statements, particularly statements relating to its current and anticipated products. The Company has also provided other forward-looking statements elsewhere in this document and in separate publicly-released materials. In all cases, a variety of risks and other factors, both known and unknown, can affect those matters.
Consequently, the realization of forward-looking statements cannot be guaranteed, and all forward-looking statements must be evaluated in light of applicable risks and uncertainties bearing on the business.

These cautionary considerations particularly apply with respect to the product-related forward-looking statements herein. In view of the many factors that bear upon regulatory approval and successful marketing of pharmaceutical and hospital products around the world, it is always possible that current expectations in these areas may not be realized. Regulatory delays, claims and concerns about safety and efficacy, new discoveries and products by competitors, and claims about adverse side effects are a few of the types of issues that could adversely affect the realization of current product expectations.

In addition, other factors have been identified in Exhibit 99 to this Form 10-Q which could cause the Company's actual results to differ materially from expected and historical results. While it is not possible to foresee or identify all such factors, that Exhibit sets out particular matters that investors should assess for themselves, and is hereby incorporated by reference into this discussion and analysis.


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

      In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 21, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 4, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 3, 1994. On August 8, 1994, the Sixth Circuit dismissed an appeal from the denial of a motion by the same appellants to vacate the judgment approving the settlement, and the U.S. Supreme Court denied a writ of certiorari on January 9, 1995. Another appeal to the Sixth Circuit by the same appellants regarding the denial of their earlier motion to intervene was argued August 13, 1996. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, nine have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

      Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. (Quigley), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of twenty defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. Prior to September 1990, the cases involving talc products were defended by the CCR, but the Company is now overseeing its own defense of these actions. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company.

      On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR ("Future Claims Settlement"). The Future Claims Settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over ten years. In addition, the shares allocated to the CCR members eliminate joint and several liability. The court has determined that the Future Claims Settlement is fair and reasonable. Subsequently, the court entered an injunction enforcing its determination. Plaintiffs filed an appeal from that injunction in the United States Court of Appeals for the Third Circuit and on May 10, 1996, a panel of the Third Circuit reversed the order of the District Court and directed that the preliminary injunction be vacated. Although the Third Circuit subsequently denied the motion of the CCR members including the Company and Quigley, for rehearing of that determination, it agreed to stay its mandate while review is sought in the United States Supreme Court. On November 1, 1996, the United States Supreme Court granted a writ of certiorari to hear the appeal. In the event that the Future Claims Settlement is not upheld, it is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve such cases outside of the Future Claims Settlement in the same manner as heretofore.

      At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of active personal injury claims, exclusive of those covered by the Future Claims Settlement preliminary injunction and those which are inactive as of October 26, 1996 is 11,286 asbestos cases against Quigley; 3,901 asbestos cases against the Company; and 68 talc cases against the Company.

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

      The United States Environmental Protection Agency - Region I and the Department of Justice have informed the Company that the federal government is contemplating an enforcement action arising primarily out of a December 1993 multimedia environmental inspection, as well as certain state inspections, of the Company's Groton, Connecticut facility. The Company is engaged in discussions with the governmental agencies and does not believe that an enforcement action, if brought, will have material adverse effect on the financial position or the results of operations of the Company.

      The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies.
The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs)(the Federal Class Action), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996 the Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. The decision on the wholesalers has been made final, and been appealed. The decision on the indirect purchasers has been certified, and accepted, for appeal. The Court has put off setting a trial date while these matters are pending.

      In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement will not be increased. The Settlement Agreement, as amended, received final approval June 21, 1996. An appeal of that approval is pending.

      In addition, consumer class actions have been filed in state courts and the District of Columbia, alleging injury to consumers as well as retail pharmacies from the failure to give discounts to retail pharmacy companies. Both a consumer class and a retailer class have been certified in separate California actions. Consumer class actions filed in Colorado and Washington have been dismissed; Washington is now on appeal. The Company was dismissed from a consumer class action in Wisconsin. Consumer class actions are also pending in Alabama, Arizona, Maine, Michigan, Minnesota and the District of Columbia. Retailer class actions are also pending in Alabama and Minnesota.

      The Company believes that these brand name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit, and has moved to have them dismissed.

      The Federal Trade Commission is conducting an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996 the Commission issued a subpoena for documents to the Company, among others, to which the Company has responded.

      Schneider (USA) Inc. and Schneider (Europe) AG have been named, together with Advanced Cardiovascular Systems, Inc., in a federal antitrust action brought on January 2, 1996, by Boston Scientific Corporation and SciMed Life Systems, Inc. (a subsidiary of Boston Scientific) in the U.S. District Court, District of Massachusetts. The suit alleges that the defendants unlawfully obtained and enforced certain patents covering rapid exchange angioplasty catheters and conspired against the plaintiffs by, among other allegations, their settlement of patent infringement litigation in December of 1991. The suit seeks unspecified treble damages and injunctive relief. The Company believes that the case is without merit, and has moved to have it dismissed.

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

      A consolidated class action on behalf of persons who allegedly purchased Pfizer common stock during the March 24, 1989 through February 26, 1990 period is pending in the United States District Court for the Southern District of New York. This lawsuit, which commenced on July 13, 1990, alleges that the Company and certain officers and former directors and officers violated federal securities law by failing to disclose potential liability arising out of personal injury suits involving Shiley heart valves and seeks damages in an unspecified amount. Even though it is believed that this suit is without merit, in order to avoid the monetary and other costs of litigation, the Company has entered into an agreement to settle this action for $9.75 million, subject to a court determination of the fairness of the settlement. A fairness hearing is scheduled for December 13, 1996. A derivative action commenced on April 2, 1990 against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves is pending in the Superior Court, Orange County, California. The complaint seeks, among other forms of relief, damages in an unspecified amount. Even though it is believed that the suit is without merit, in order to avoid the monetary and other costs of litigation, an agreement in principle has been reached to settle this action by way of a $15 million payment by the Company's insurance carrier to the Company with an attorneys' fee to be paid by the Company out of the proceeds of the settlement to the shareholders' attorneys who brought the case. The settlement will be subject to court approval.

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

      The Company and/or Howmedica, along with other device manufacturers and numerous orthopedic surgeons, have been named as defendants in approximately 700 cases (among over 1600 pending) in numerous state and federal courts seeking damages relating to alleged improper design, manufacture, and/or promotion of bone screws for unapproved use in spinal pedicles. Neither Howmedica nor the Company manufactured or sold pedicle screws in the U.S., but the claims allege a conspiracy among all of the defendants to over-promote the devices. The federal cases have been consolidated by the Multidistrict Panel in the U.S. District Court in Philadelphia, which ruled on April 8, 1996 that all claims against the manufacturers except express warranty and improper promotion are preempted. The recent decisions of the United States Supreme Court in Lohr v. Medtronic may impact the availability of the pre-emption defense in this case (and in other medical device cases). The Company believes the cases are without merit.

      From 1994 to 1995, seven purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina (subsequently transferred to Minnesota), California, Minnesota
(2), Indiana, Ohio and Louisiana. The California, Ohio and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994 the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit conditionally granted plaintiffs' motion for class certification; on March 3, 1995, the court in the California suit denied plaintiffs' motion for class certification; and on October 25, 1995, the court in the Indiana suit denied plaintiffs' motion for class certification; on February 15, 1996 the United States Court of Appeals for the Sixth Circuit reversed the Ohio Court's conditional certification; on May 15, 1996, the purported Minnesota class actions were dismissed without prejudice (following which plaintiffs' counsel have filed several actions in Minnesota State Court on behalf of over 200 individuals); and a motion to strike the class allegations in the Louisiana case was granted by the Court on July 23, 1996. The Company believes the suits are without merit.

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

      In November 1994, Belgian tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect wholly-owned subsidiary of the Company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. The proposed adjustment arises from an assertion by the Belgian tax authorities of jurisdiction with respect to income resulting primarily from certain transfers of property by non-Belgian subsidiaries of the Company to the Irish branch of PRDCO. In January 1995, PRDCO received an assessment from the tax authorities for additional taxes and interest of approximately $432 million and $97 million, respectively, relating to these matters. In January 1996, PRDCO received an assessment from the tax authorities, for fiscal year 1993, for additional taxes and interest of approximately $86 million and $18 million respectively. The new assessment arises from the same assertion by the Belgian tax authorities of jurisdiction with respect to all income of the Irish branch of PRDCO. Based upon the relevant facts regarding the Irish branch of PRDCO and the provisions of Belgian tax laws and the written opinions of outside legal counsel, the Company believes that the assessments are wholly without merit.

      The Company believes that its accrued tax liabilities are adequate for all open years.


Item 6:     Exhibits and Reports on Form 8-K


      (a)   Exhibits

            1)  Exhibit 10   -  Compensation Plans and Arrangements for
                                Executive Officers and Non-Employee
                                Directors:
                             -  10.1 - Annual Retainer Unit Award Plan
                             -  10.2 - Pfizer Inc. Nonfunded Deferred
                                Compensation and Unit Award Plan for
                                Non-Employee Directors
                             -  10.3 - Performance-Contingent Share
                                Award Program
            2)  Exhibit 11   -  Computation of Earnings Per Common
                                Share
            3)  Exhibit 12   -  Computation of Ratio of Earnings to
                                Fixed Charges
            4)  Exhibit 15   -  Accountants' Acknowledgment
            5)  Exhibit 27   -  Financial Data Schedule
            6)  Exhibit 99   -  Cautionary Statements Relating to the
                                "Safe Harbor" Provision of the Private
                                Securities Litigation Reform Act of
                                1995.


      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the third quarter ended September 29, 1996.

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



Date:  November 12, 1996

                                          H. V. Ryan, Controller
                                      (Principal Accounting Officer and
                                           Duly Authorized Officer)

                                                             Exhibit 11


                  PFIZER INC. AND SUBSIDIARY COMPANIES
                COMPUTATION OF EARNINGS PER COMMON SHARE
                    (millions, except per share data)
                               (Unaudited)



                                    Three Months Ended       Nine Months Ended
                                    Sept. 29,   Oct. 1,     Sept. 29,   Oct. 1,
                                      1996       1995         1996       1995
Primary:

Net income                            $514       $425        $1,425     $1,162

Weighted average number of
 common shares outstanding             625        616           623        613
Common share equivalents (a)            20         15            20         14
Weighted average number of
 common shares and common
 share equivalents                     645        631           643        627

Net income per common share           $.80       $.67        $ 2.22     $ 1.85




Fully Diluted:(b)

Net income                            $514       $425        $1,425     $1,162

Weighted average number of
 common shares outstanding             625        616           623        614
Common share equivalents and
 other dilutive securities              21         17            20         15
Weighted average number of
 common shares and common
 share equivalents                     646        633           643        629

Net income per common share           $.80       $.67         $2.22     $ 1.85



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

                                                      Exhibit 12

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                   (millions of dollars)
                                        (Unaudited)

                                Nine
                               Months
                               Ended
                              Sept. 29,              Year Ended December 31,
                                1996      1995      1994     1993    1992      1991
Determination of earnings:
 Income from continuing
  operations before
  provision for taxes on
  income, minority
  interests, and cumulative
  effect of accounting
  changes                     $2,075     $2,299   $1,830     $835   $1,541    $  913
   Less:
    Minority interests             7          7        4        2        3         3
    Undistributed
     earnings/(losses) of
     unconsolidated
     subsidiaries                  1          0       (1)       1        8         1

    Adjusted income            2,067      2,292    1,827      832    1,530       909

 Fixed charges                   149        232      158      136      130       155

      Total earnings
      as defined              $2,216     $2,524   $1,985     $968   $1,660    $1,064

Fixed charges and other:
 Interest expense (a)         $  119     $  193   $  127     $107   $  103    $  130
 Rents (b)                        30         39       31       29       27        25

   Fixed charges                 149        232      158      136      130       155
Capitalized interest               3         12       15       14       12         8

   Total fixed charges        $  152      $ 244   $  173     $150   $  142    $  163

Ratio of earnings to fixed
 charges                        14.6       10.3     11.5      6.5     11.7       6.5


<F1>(a)   Interest expense includes amortization of debt discount and expenses.

(b) Rents included in the computation consist of one-third of rental expense.

Note: In January 1996, the Company sold substantially all the net assets of the food science business. As a result, the food science business has been reported as a discontinued operation.

                                                             Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


      We hereby acknowledge the incorporation by reference of our report dated November 12, 1996, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 29, 1996, in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 in Registration Statement on Form S-16 dated October 27, 1972 (File No. 2-46157), as amended, in the Prospectus dated June 14, 1979, of Pfizer Inc., in the Registration Statement on Form S-16 dated April 26, 1979 (File No. 2-64610), as amended, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-3 dated June 26, 1991 (File No. 33-41367), as amended, in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registra-tion Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435), in the Registration Statement on Form S-8 dated December 20, 1994 (File No 33-56979), in the Registration Statement on Form S-4 dated February 14, 1995 (File No. 33-57709) and in the Registration Statement on Form S-8 dated March 29, 1996 (File No. 33-02061).

      Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.







                                                KPMG Peat Marwick LLP


New York, New York
November 12, 1996