Form 10-K
period 1996-12-31
PFIZER INC
filed 1997-03-28
CIK 78003

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10 - K

                          ----------------------------



   (Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                 (212) 573-2323
               (Registrant's telephone number including area code)
           Securities registered pursuant to Section 12(b) of the Act:

=========================================================================
      Title of each class                          Name of each exchange
                                                    on which registered
-------------------------------------------------------------------------
Common Stock, $.05 par value                      New York Stock Exchange
Preferred Stock Purchase Rights                   New York Stock Exchange
=========================================================================
           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X     No
                                        ----      ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of February 28, 1997 was approximately $59.1 billion.

         The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997 was 646,441,139 shares of common stock, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders       Parts I, II and IV
Portions of the Proxy Statement for the 1997
 Annual Meeting of Shareholders                          Parts I, III, and IV
-------------------------------------------------------------------------------

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

Business Segments

         The Company's operations include three business segments: Health Care, Animal Health and Consumer Health Care. The Company's businesses offer complementary synergies in research, manufacturing and regulatory oversight, which helps leverage the Company's investments and expertise in each area. A description of the three business segments is set forth on page 58 of the Company's 1996 Annual Report to Shareholders. Comparative segment sales, income and related financial information for 1996, 1995 and 1994 are set forth in the table entitled "Segment Information" on page 39 of that same Annual Report. A graph captioned "Net Sales by Business Segment" and a table captioned "Percentage Change in Net Sales" on pages 30 and 31, respectively, of the Annual Report present segment sales information over the same three years. All such sections from the Annual Report are incorporated herein by reference.

Health Care

         The Health Care segment is comprised of two business groups: the Pfizer Pharmaceuticals Group and the Hospital Products Group.

Pfizer Pharmaceuticals Group

         Effective January 1997, the Company combined its previously separate U.S. and international pharmaceutical organizations into a single integrated organization called "Pfizer Pharmaceuticals Group." Management is in the process of bringing together the operations of the two formerly separate groups.

         The Company's worldwide pharmaceutical products are comprised primarily of drugs in the following major therapeutic classes: cardiovascular diseases, infectious diseases and central nervous system disorders. The Company also has significant products for treatment of diabetes, allergies and arthritis/inflammation. In 1996, pharmaceuticals contributed 72% of the Company's consolidated revenues, as compared to 71% in 1995 and 73% in 1994. Pharmaceutical revenues in 1996 were principally from products launched since the late 1980s, including Norvasc (amlodipine besylate), Cardura (doxazosin mesylate), Diflucan (fluconazole), Zithromax (azithromycin) and Zoloft (sertraline).

         Cardiovascular disease products are the Company's largest therapeutic product line, accounting for roughly 30% of the Company's consolidated net sales for each of the past three years. Sales of both Norvasc, a once-a-day calcium channel blocker for hypertension and angina, as well as Cardura, an alpha blocker for hypertension and benign prostatic hyperplasia, grew substantially in 1996. Sales of Procardia XL, a once-a-day calcium channel blocker for hypertension and angina, decreased during 1996, reflecting the product's maturity and the Company's increasing emphasis on Norvasc, but still exceeded one billion dollars.

         Worldwide infectious disease product sales increased mainly on the strength of Diflucan and Zithromax. Diflucan, an anti-fungal agent, is indicated for use in a variety of fungal infections including vaginal candidiasis and certain infections that afflict AIDS and immunosuppressed cancer patients. Zithromax is an oral antibiotic which drew significant growth in 1996 from its approval for use in new indications.

         Zoloft, for treatment of depression and obsessive compulsive disorder, experienced substantial growth again in 1996. During 1996, the Company introduced Zyrtec in the U.S. for the treatment of seasonal and perennial allergic rhinitis and chronic urticaria. Zyrtec, the most widely-prescribed antihistamine in Europe, has been marketed worldwide by the Belgian company, UCB S.A. Zyrtec is licensed to the Company for sales in the U.S. and Canada, and the Company and a subsidiary of UCB S.A. copromote Zyrtec in the U.S.

Hospital Products Group

         The Hospital Products Group consists of two divisions - Howmedica and the Medical Devices Division. Howmedica manufactures and markets orthopedic implants and related reconstructive products. The Medical Devices Division consists of three core businesses - Schneider/NAMIC, Valleylab and American Medical Systems. The Group's four major business lines are musculoskeletal products, interventional cardiology and radiology products, surgical instrumentation and urology products. In each of 1996 and 1995, the sales of the Hospital Products Group accounted for thirteen percent of the Company's consolidated net sales, compared with fourteen percent in 1994.

         Howmedica's musculoskeletal products, including reconstructive hip and knee implants, bone cement, trauma products and internal and external fixation devices, were complemented by the 1996 acquisition of the Leibinger companies. Leibinger produces implantable devices used in oral and craniomaxillofacial surgery and specialty surgical instruments. Schneider/NAMIC is a worldwide manufacturer and supplier of angioplasty catheters, stents for vascular and non-vascular applications and single-patient-use medical products, primarily for use in the diagnosis and treatment of atherosclerotic cardiovascular disease. Valleylab manufactures electrosurgical and ultrasonic surgical equipment used in open and minimally invasive surgical procedures. American Medical Systems manufactures impotence and incontinence implants.

         The Hospital Products Group was also strengthened by the 1996 acquisitions of Corvita Corporation and Vesta Medical, Inc. Corvita develops, manufactures and markets synthetic vascular grafts and is developing stent-graft devices for diseased or damaged arteries. Vesta Medical, Inc. has developed technology for treatment of dysfunctional uterine bleeding.


Animal Health

         The Animal Health Group discovers, develops, manufactures and sells animal health products for the prevention and treatment of diseases in livestock, poultry, companion animals and other animals. The Company is a significant manufacturer of antibiotics, antiparasitics and anticoccidial products for food animals, as well as vaccines and various companion animal products. In 1995, the Company acquired the SmithKline Beecham Animal Health business, a major producer of animal vaccines and companion animal products. This operation essentially doubled the revenues of the Animal Health Group and complemented the Company's existing animal health business in terms of product, species and geographic sales coverage. In 1996, Animal Health Group sales accounted for eleven percent of the Company's consolidated net sales, compared with twelve percent in 1995 and eight percent in 1994.

         In 1996, the Company received U.S. Food and Drug Administration ("FDA") approval of Dectomax (doramectin), a treatment for internal and external parasites, primarily in cattle. Dectomax was already available in many countries outside the U.S. and is a major Animal Health Group product. It provides a long duration of activity against a broader spectrum of parasites than other currently available injectable products. Also in 1996, the Company received U.S. regulatory approval for Rimadyl, a non-steroidal anti-inflammatory for treatment of osteo-arthritis in dogs, Domitor and Antisedan, a sedative and reversing agent for use in dogs, and Aviax, an ionophore anticoccidial for poultry.

         The principal products of the Animal Health Group are Dectomax; Stafac (virginiamycin), a feed additive anti-infective for poultry, cattle and swine; Terramycin LA-200 (oxytetracycline), an injectable version of the Terramycin broad spectrum antibiotic used for a variety of animal diseases; the Banminth (pyrantel tartrate), Nemex (pyrantel pamoate), Valbazen (albendazole) and Paratect (morantel tartrate) anthelmintics for internal parasites; Coxistac (salinomycin) and Aviax (semduramicin) anticoccidials primarily for poultry; Mecadox (carbadox), an antibacterial for pigs; and Advocin (danofloxacin), for treating respiratory and enteric diseases in livestock and poultry. The Company also manufactures and sells an extensive line of cattle, swine and companion animal vaccines including BoviShield, Leukocell, RespiSure and Vanguard.

Consumer Health Care

         The Company's Consumer Health Care products include proprietary non-prescription health items, baby care products and toiletries, and a number of products sold only in selected international markets. Among the Group's better-known over-the-counter ("OTC") brands in the U.S. are Visine eyedrops, Ben-Gay topical analgesics, Desitin ointments, Unisom sleep aids, Plax pre-brushing dental rinse, Rid anti-lice products, Bain de Soleil skin care products and Barbasol shave creams and gels. Several line extensions building on these brands have been introduced in recent years. In 1996, the Company acquired the Cortizone and Hemorid brands to expand this product portfolio. Cortizone is a hydrocortisone skin care product and Hemorid is the only brand of hemorrhoidal preparation expressly designed for women. In both 1996 and 1995, sales of the Consumer Health Group accounted for four percent of the Company's consolidated net sales, compared with five percent in 1994.

         The Consumer Health Care business provides a platform for expanded commercialization of certain prescription medications through the evolution to OTC medications. For example, an OTC formulation of Feldene for treatment of chronic shoulder and back pain was launched under the brand name "Juscoat" in Japan in February 1996. Similarly, Diflucan One was marketed in the U.K. as a treatment for vaginal candidiasis and Zyrtec is sold in Canada under the Reactine brand name. Also in 1996, the Company acquired the rights to an antihistimine eye drop formulation that previously had been available only by prescription. Using that technology, the Company launched a new product, OcuHist, as an extension of its OTC ophthalmic product line. Subject to applicable regulatory approval and market conditions, the Company expects to pursue similar launches for other products over time.


Research and Product Development

         Innovation fueled by the Company's research and development operations is key to the continued commercial success of all its businesses. The Company's strategic focus on discovering, developing and bringing to market innovative products that address major unmet health care needs has been supported by substantial research and development investments. The Company spent approximately $1.7 billion in 1996, $1.4 billion in 1995, and $1.1 billion in 1994 on Company-sponsored research and development. For 1997, the Company has increased its annual worldwide research and development budget to approximately $2.0 billion.

         The Company conducts research internally, through contracts with third party researchers, through collaborations with organizations such as universities and biotechnology companies, and in cooperation with other pharmaceutical and medical products firms. The Company also seeks out innovative technologies developed by third parties to acquire or incorporate into Company product lines through licensing or other arrangements.

         Drug and medical product development is time consuming, expensive and unpredictable. On average, only one out of several thousand chemical compounds discovered by researchers proves to be both medically effective and safe enough to receive regulatory approval. The process from discovery to regulatory approval can take more than ten years. Efficiency in the development process so as to be the first to market with an innovative new pharmaceutical compound or medical product is important. As a result, the management of the Company's research and development organization strives for efficient handling of product candidates as a potential competitive advantage.

         The Company currently has a number of pharmaceutical compounds and new therapies in all stages of development that is unprecedented in its history. In 1996, the Company's discovery scientists delivered seventeen new drug candidates to the early development stage. While each of those candidates is far from regulatory approval and faces a number of hurdles, these and other drug candidates are the foundation for potential new products in coming years. A table and discussion of existing major pharmaceutical products, supplemental filings for those products, and drug candidates in late and early stage development is set out under the heading "Major Pfizer Products and Selected Candidates in Development" on pages 8 and 9 of the Company's 1996 Annual Report to Shareholders. That table and discussion are incorporated herein by reference.

         The Company's research operations also strive to add extra value to existing products. The 1996 FDA approval of Zoloft for the treatment of obsessive compulsive disorder is one example. Also in 1996, the FDA approved a new once-a-week form of Zithromax for prevention of Mycobacterium avium infections in AIDS patients and a pediatric dosage form of Zyrtec. Altogether, the Company has filed more than twenty Supplemental New Drug Applications with the FDA in the past five years to expand markets for its existing products.

         The Company's competitors also devote substantial resources to research and development. This competition can result in product obsolescence for the Company as patient therapies improve. Consequently, the continual development of new and innovative products is important to the Company's businesses.


Marketing

         In the Company's global prescription pharmaceuticals and hospital products businesses, products are promoted to health care providers as well as to Managed Care Organizations ("MCOs"). The Company also devotes significant resources to marketing directly to consumers in the United States, primarily through direct-to-consumer print and TV advertising. The Company's U.S. operations have several pharmaceutical and hospital products sales organizations that represent different groups of products. In 1996, an additional U.S. pharmaceutical sales organization was created to help market the portfolio of existing products and represent new products. This raised the number of U.S. pharmaceutical sales representatives to more than 3,300. Similar sales organizations are used in overseas operations. Through these marketing organizations, the Company endeavors to gain access to MCO formularies by demonstrating unique qualities of its pharmaceutical and hospital products. The Company also works with MCOs to assist them with disease management and other tools.

         Marketing of prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete basic clinical trials required by regulatory authorities to show they are safe and effective for treating a particular medical problem. A manufacturer may choose, however, to undertake additional studies in order to demonstrate additional advantages of a compound, such as a better safety profile or improved cost effectiveness, but such studies can be costly and take years to complete. Decisions about whether and when to undertake such additional studies can have a major impact on later marketing claims and strategies.

         Separate sales organizations are used by the Company's Animal Health and Consumer Health Care businesses to promote their particular products. The Animal Health business' advertising and promotion are generally targeted to health professionals, directly and through medical journals. The Consumer Health Care business uses substantial consumer advertising to promote its brand-name products. In addition, the Company sponsors general advertising to educate the public about the Company's innovative medical research.

         The Company's pharmaceutical products are sold principally to wholesale resellers, but the Company also sells directly to retailers, including hospitals, clinics, government agencies and pharmacies. Hospital products are generally sold directly to medical institutions, but distributors and dealers provide a supplementary channel. Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors, retail outlets and directly to users, including feed manufacturers and animal producers. Consumer health care products are promoted by heavy consumer advertising and sold through a variety of retailers.

         Apart from the Consumer Health Care Group's sales to WalMart, which represents more than fifteen percent of its U.S. business, none of the Company's business segments is dependent on a single customer, or a few customers, such that a loss of any one or more would have a material adverse effect on the particular business segment. No customer accounted for ten percent or more of the Company's consolidated revenues in 1996. See, however, the discussion below in the sections entitled "Competition" and "Government Regulation and Price Constraints."


International Operations

         Outside the United States, the Company has significant operations, both direct and through distributors that, in general, parallel its United States businesses. In 1996, the Company had net sales in excess of $100 million in each of thirteen foreign countries and in excess of ten million dollars in each of 32 additional countries, with no single country other than the U.S. contributing more than ten percent of total net sales. Japan is the Company's second largest national market, with 1996 sales again exceeding one billion dollars, although declining slightly from 1995 results due to lower valuations of the Japanese yen versus the U.S. dollar. Growth in some European markets exceeded twenty percent, while in selected emerging market nations, the growth rate was even higher. If the world economy continues to grow and bring prosperity to more people in emerging markets, the Company expects it could see the greatest rate of growth of its health care businesses in those markets. The table "Geographic Data" on page 40 of the 1996 Annual Report to Shareholders gives a breakdown of sales and other data by major geographic areas, and is incorporated herein by reference.

         The Company's international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in certain countries, including possible nationalization, expropriation and other restrictive government actions such as capital regulations. In addition, the values of currencies change and can either favorably or unfavorably affect the Company's financial position and results of operations. It is impossible to predict future changes in foreign exchange values or the effect they will have on the Company. Further information with respect to the financial instruments used in the Company's risk management programs is incorporated by reference from the Notes entitled "Financial Instruments and Risk Management" and "Fair Value of Financial Instruments" beginning on page 46 of the 1996 Annual Report to Shareholders.


Patents and Intellectual Property Rights

         Patent protection is of material importance in the Company's marketing in the United States and in most major foreign markets. Various patents owned by or licensed to the Company cover pharmaceutical and hospital products, pharmaceutical formulations, processes for manufacturing products, and intermediates useful in such manufacturing. Patent protection for individual products extends for varying periods in accordance with the date of patent filing or grant and the legal term of patents in the various countries where patent protection is secured. The protection afforded, which may also vary from country to country, depends upon the type of patent and the scope of its coverage.

         While the expiration of a product patent normally results in the loss of marketing exclusivity for the covered product and a resulting dramatic reduction in sales, in some cases commercial benefits may continue to be derived from: (i) trade secret advantages pertaining to the manufacture of the product;
(ii) subsequent patents on processes and intermediates related to the economical manufacture of the active ingredients; (iii) patents relating to special formulations of the product or delivery mechanisms; and (iv) adaptation of the active ingredient to over-the-counter products. The effect of product patent expiration also depends upon other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of manufacture of the product, and the requirements of generic drug laws administered by the Food and Drug Administration and similar laws in other countries.

         The Company owns or is licensed under a number of U.S. and foreign patents relating to its products and manufacturing processes which, in the aggregate, are of material importance in its businesses. Based on current product sales, and in view of the vigorous competition with products sold by others, the Company does not consider any single patent or related group of patents to be significant in relation to its business as a whole, except for the Procardia XL, Zithromax, Diflucan, Zoloft and Norvasc patents. Procardia XL (nifedipine GITS) employs a novel drug delivery system developed and patented by Alza Corporation. The Company holds an exclusive license to use this delivery system with nifedipine until 2003. Other forms of sustained-release nifedipine using different delivery systems from the patented technology used in Procardia XL have been approved or are reported to be in various stages of development by other companies. The one drug that has been approved has not been AB-rated by the FDA as therapeutically equivalent to Procardia XL. It is not possible to predict the timing and impact on sales of Procardia XL of competition from such products. Zithromax (azithromycin) is a novel, broad spectrum macrolide antibiotic patented by and sourced in crude bulk form from Pliva, a Croatian company that is one of the largest pharmaceutical companies in eastern Europe. Zithromax is exclusively licensed to the Company for sales and marketing in all major countries of the world. Pliva's U.S. patent on Zithromax expires in 2005. The Company's basic patents relating to Diflucan, Zoloft and Norvasc expire in the U.S. between 2004 and 2007. The patent on Cardura, the Company's alpha blocker for hypertension and benign prostatic hyperplasia, expires in 2000.

         The Company's products are sold around the world under brand-name trademarks that are considered in the aggregate to be of material importance. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registrations generally are for fixed, but renewable, terms.

         Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is intense, and can result from time to time in unforecast patented product and process obsolescence as patient treatment therapies improve. The ongoing development of innovative new products, and the protection of the intellectual property behind those products, are important to the Company's success in all areas of its business.

         Under international agreements over recent years, protection of intellectual property rights has been improving somewhat in emerging market nations. As noted above, the Company is experiencing the greatest rates of growth in its business in some of those nations. Its continued business in those countries is dependent to a large degree on continuing improvement of intellectual property rights. Pursuant to the North American Free Trade Agreement, Mexico improved its patent law to provide patent protection to pharmaceutical products. The General Agreement on Tariffs and Trade ("GATT") also requires countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of no more than a ten-year transition period. A number of countries are in this process of amending their patent laws. The Company is hopeful this will result eventually in strong enforcement of intellectual property rights in more international markets.

         Neither the amounts paid by the Company for license rights, nor amounts received by the Company in connection with licenses granted by it to third parties, are considered material to the operations of the Company as a whole.


Competition

         The competition is intense in all of the Company's business segments and includes many competitors. No single entity competes with the Company in all of its businesses, but each of the Company's businesses faces substantial competition in its respective markets. The principal methods of competition vary from one product category and business group to another, but technological innovation in efficacy, safety, patients' ease of use and cost effectiveness are the foundations of competitive advantage. The industry is noteworthy for its technological focus on unmet medical needs and improving therapies. This has led to the Company's multi-billion dollar research and development investments over the past decade.

         In recent years, the comparison of the total cost of treatment therapies incorporating pharmaceuticals versus treatments for the same condition using other therapies has become an important basis of competition. Even breakthrough technologies are often marketed by comparing their total treatment cost with the costs of alternative therapies.

         The Company's pharmaceutical sales organization has proven to be a valuable competitive asset. The ability of the Company's product representatives to reach the medical community and communicate information about the Company's products is important in responding to competitive efforts and launching new products.

         The Company's Hospital Products Group faces intense competition in its markets. Many companies of various sizes and with various resources compete against practically all of the Company's products. Consolidations of complementary firms in this business have increased the market position of some competitors in recent years, but the Company has also broadened its product lines.

         The principal methods of competition with respect to animal health products vary somewhat, but include product innovation, service, price, quality and effective transfer of technological advances to veterinary professionals and consumers through advertising and promotion. A substantial number of other companies manufacture and sell one or more competitive products. There are hundreds of producers of animal health products throughout the world.

         Many other companies, large and small, manufacture and sell one or more products that are similar to the Company's consumer health products. The Company is a competitor in the OTC market, and its principal methods of competition include product quality, product innovation, customer satisfaction, broad distribution capabilities, significant advertising and promotion efforts and price. In general, achieving consumer acceptance of the Company's consumer products involves heavy expenditures for advertising, promotion and marketing.

         In this environment of growing competitive pressures on profit margins, the Company has continued measures to control its expenses. Although research and development budgets have grown significantly, in other areas such as manufacturing, distribution and sales administration, the Company has restructured and consolidated facilities. These measures have been designed to adopt new manufacturing and logistics efficiencies and reduce or contain operating expenses. See the Note, "Restructuring Program" in the Notes to Consolidated Financial Statements on page 49 and the discussion in the second paragraph under the heading "Operating Activities" on page 35 of the 1996 Annual Report to Shareholders, which are incorporated herein by reference. In furtherance of such efforts, in 1996 the Company announced the consolidation of its previously separate U.S. and international pharmaceutical sales and operating divisions into a single unified "Pfizer Pharmaceuticals Group" and combined certain businesses in its Hospital Products Group.

Managed Care Organizations

         The growth of Managed Care Organizations ("MCOs") in the past decade has been a major factor in the changing health care marketplace. Well over half the U.S. population now participates in some version of managed care. Marketing of prescription drugs to MCOs and Pharmacy Benefit Managers ("PBMs") that serve many of those organizations have become more and more important to the Company's business.

         MCOs include medical insurance companies, health-maintenance organizations, alliances of physicians, and medical plan administrators. The market power of MCOs has been increasing in recent years due to the growing numbers of patients enrolled in these organizations. At the same time, these organizations have been consolidating into fewer, even larger entities. This further enhances their bargaining strength and importance as sales channels for the Company.

         A major objective of MCOs is to contain and, where possible, reduce health care expenditures. Among other measures, they typically use volume and long-term contracts to negotiate discounts from pharmaceutical and medical device providers. They control cost by using their purchasing power to bargain for lower supplier prices, and by emphasizing primary and preventive care, out-patient treatment, and procedures performed at doctors' offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed.

         As a means of reducing their cost for medications and hospital products, MCOs and PBMs develop formularies, which are lists of products compiled by boards of physicians and pharmacists. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower basic price, generic medicines may be favored. The breadth of the products covered by their formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs employ a variety of means to encourage the use of products listed on their formularies.

         Exclusion of a product from a formulary can lead to sharply reduced usage of the product in the MCO patient population. Consequently, pharmaceutical and hospital products companies compete aggressively to have their products included on these formularies. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy is also a method of competition. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price.

         In contrast to the effect MCOs have had on prices, they have also led to greater usage of some drugs. Certain drugs can avert the need for more costly treatments such as hospitalization, professional therapy, or even surgery, and become favored first-line treatments for MCOs. In addition, the trend of Medicare patients to opt for alternatives to those traditional programs and convert to forms of managed care may increase overall pharmaceutical usage among that population.

         The effect of these developments has not only created pressure on prices, but also has raised volumes for products that are successful in being included on formularies. To date, the Company has been generally, although not universally, successful in having its products included on MCO formularies.

         As another means of addressing the interests of MCOs, some pharmaceutical manufacturers, including the Company, have been developing disease management programs, which aid MCOs in managing their patient populations. These programs can help MCOs effectively address various aspects of certain disease categories, including prevention, diagnosis and treatment concomitant with pharmaceutical use. The programs can provide a comprehensive treatment program, including pharmaceutical products and communication tools for patients, that not only improves the quality of care but lowers costly complications of chronic diseases. Disease management programs can be attractive to MCOs by enhancing patient communications and compliance, which is important to effective treatment.


Generic Products

         One of the biggest competitive challenges faced by the Company in the United States is posed by generic pharmaceutical manufacturers. Upon the expiration of patents on important products (such as Feldene in the U.S. in 1992) the Company can lose the major portion of U.S. sales of such products within a year. Generic competitors operate without the large research and development expenses that the Company bears. For example, the approximately $2 billion the Company expects to spend in 1997 on research to develop new and better medical treatments will constitute a significant portion of its total expenses. Generic manufacturers do not incur most of these expenses, and generally can afford to charge much less for those products whose U.S. patent protection has expired.

         As noted above, MCOs that focus merely on the immediate cost of drugs may favor generics to brand-name drugs. Governments also encourage the use of generics as alternatives to brand-name drugs for their Medicaid and Medicare programs. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute a generic drug that has been rated under appropriate government procedures to be therapeutically equivalent for a branded drug unless the prescribing physician expressly forbids the substitution in accordance with applicable procedures.

         Further supporting generic competition, the FDA approval process often exempts generic drugs from costly and time-consuming clinical trials. Generics typically do not have to demonstrate their safety or efficacy, and need only demonstrate bio-equivalence to the pioneer drug to obtain approval. Some pharmaceutical firms that had concentrated solely on the manufacture of patented drugs have entered the generic market in recent years. Some offer generic versions of their own brand-name products. The Company has not followed that strategy, choosing instead to focus on developing and marketing innovative new products and treatments.

Raw Materials

         Raw materials essential to the Company's businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are widely available from multiple sources and no serious shortages or delays have been encountered, nor are any anticipated in 1997. There is a trend towards the development and use of more complicated pharmaceutical compounds, however, which may tend to increase manufacturing costs and plant and process development in the future.

Government Regulation and Price Constraints

         Pharmaceutical and hospital products companies are subject to heavy regulation by a number of country, state and local agencies. Of particular importance is the Food and Drug Administration ("FDA") in the United States, which has jurisdiction bearing on all the Company's businesses. The FDA administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of pharmaceuticals and medical products. In some cases, FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market in the United States. Such requirements can be costly and extend the time it takes to launch innovative new products.

         The FDA also regulates consumer health and, along with the U.S. Department of Agriculture and the Environmental Protection Agency, animal health products. Certain regulatory actions pertaining to Company products are discussed in Item 3 herein.

         In 1995, the new European Medicines Evaluation Agency ("EMEA") instituted a new "centralized" drug-approval process for the member states of the European Union ("EU"). This centralized procedure supplements the traditional decentralized approach and allows for a single central approval that is valid in all EU member countries. While it is expected that it will take several years for the EMEA to be fully operational, a harmonized, centralized regulatory agency in Europe could benefit the Company's businesses.

         In recent years, various legislative proposals have been offered in Congress and in some state legislatures that would effect major changes in the health care system. Some states have passed such legislation, and further federal and state proposals are expected. These could include pharmaceutical price constraints and restrictions on access to certain products. Similar issues have also arisen in recent years in various foreign countries. The Company cannot predict the outcome of such initiatives, but will work to maintain patient access to its products and to oppose unwarranted pricing constraints.

         Also in the U.S., additional proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected expenditures. Driven by budget concerns, Medicaid managed care systems have been under consideration in several states. If the Medicare and Medicaid programs implement changes that severely restrict the access of a significant population of program participants to innovative new medicines, this could have a significant adverse effect on the Company. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. As noted above, if changes to these programs shift patients to MCOs that cover pharmaceuticals, patient usage of pharmaceuticals potentially could increase.

         Under existing legislation in the U.S. applicable to pharmaceutical companies, the Company is obliged to extend rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. The Company is also obliged to provide discounts on purchases of pharmaceutical products by the Department of Veterans Affairs and by certain entities funded by the Public Health Service. See the discussion regarding rebates on page 31 of the Company's 1996 Annual Report for details on the cost to the Company of such discounts and rebates, which is incorporated herein by reference.

         The Company encounters similar regulatory and legislative issues in most of the foreign countries where it does business. Moreover, in many international markets, prices of pharmaceuticals are controlled by the government. As in the U.S., the primary thrust of governmental inquiry and action is toward determining drug safety and effectiveness, but also with mechanisms for controlling the prices of prescription drugs and the profits of prescription drug companies. The EU has adopted directives concerning the classification, labeling, advertising and wholesale distribution of medical products for human use. The Company's policies and procedures are already consistent with the substance of these directives. Consequently, it is believed that they will not have any material effect on the Company's business.

         The Company is also subject to the jurisdiction of various other regulatory agencies, such as the Federal Trade Commission in the U.S., and is, therefore, subject to potential administrative proceedings and actions by those agencies. Such actions may include product recalls and seizures and other civil and criminal sanctions. Under certain circumstances, the Company has deemed it advisable to initiate product recalls voluntarily.

         Although it is difficult to predict the future effect of these broad and expanding legislative and regulatory requirements, the Company believes that its development of new and improved products should enable it to compete effectively within this environment. See, also, the discussion below under the heading "Environmental Law Compliance."


Environmental Law Compliance

         Most of the Company's manufacturing and certain research operations are affected by federal, state and local laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company has made and intends to continue to make the necessary expenditures for compliance with these laws. The Company is also remediating environmental contamination resulting from past industrial activity at certain sites (see Item 3, "Legal Proceedings"). As a consequence, the Company incurred capital and operational expenditures in 1996 for environmental protection and remediation of certain past industrial activity as follows: environment-related capital expenditures, $42 million; other environmental-related expenses, $56 million. While it is not feasible to predict with certainty the future costs related to such remediation activities or capital expenditures and operating costs for such environmental compliance, the Company does not believe that they will have a material effect on the capital expenditures, earnings or competitive position of the Company.


Corporate/Financial Subsidiaries

         The Company conducts international banking operations through a subsidiary, Pfizer International Bank Europe ("PIBE"), based in Dublin, Ireland. PIBE, incorporated under the laws of Ireland, operates under a banking license from the Central Bank of Ireland. It makes loans and accepts deposits in a number of currencies in international markets. PIBE is an active Euromarket lender through its portfolio of loans and money market instruments to high quality corporations and sovereigns. Loans are made on a short and medium term basis, typically with floating market-based interest rates. The Company also owns an insurance operation, The Kodiak Company Limited, which reinsures certain assets, inland transport and marine cargo of the Company's international operations. Combined financial data and segment information for these subsidiaries are set out in the Note "Financial Subsidiaries" on page 46 of the Company's 1996 Annual Report to Shareholders, and are incorporated herein by reference.

Tax Matters

         The discussions of tax-related matters (including certain U.S. and overseas assessments relating to prior years) set out under the heading "Tax Legislation" in the Financial Review section on page 37 of the Company's 1996 Annual Report to

Shareholders and under the Note therein entitled "Taxes on Income" in the Notes to the Consolidated Financial Statements on pages 49 and 50 of the Annual Report are incorporated herein by reference. The proposed IRS adjustments relating to the tax accounting treatment of certain swaps and related transactions undertaken by the Company in 1987 and 1988 have been settled with no material effect on the financial position or the results of operations of the Company.

Employees

         In the Company's innovation-intensive business, the performance of its employees is the foundation to its success. As of December 31, 1996, the Company employed approximately 46,500 persons in its operations throughout the world. Geographically, this total breaks down as follows: United States, 19,400; Europe, 13,300; Asia, 7,300; Canada/Latin America, 5,000; and Africa/Middle East, 1,500. The Company has a good relationship with its employees.


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

         The disclosure and analysis set forth herein and in the Company's 1996 Annual Report to Shareholders contain certain forward-looking statements, particularly statements relating to future actions, performance or results of current and anticipated products, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products, product approvals, revenues and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "plans", "expects", "will" and other words and phrases of similar meaning. In all cases, a broad variety of risks and uncertainties, both known and unknown, as well as inaccurate assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying factors that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

         In the U.S., many of the Company's pharmaceutical products are subject to increasing price pressures as managed care groups, institutions and government agencies seek price discounts. Federal and state government efforts to reduce Medicare and Medicaid expenses are expected to increase the use of managed care and to offer incentives to beneficiaries to join these plans. This may result in managed care influencing prescription decisions for a larger segment of the population. International operations are also subject to increasing degrees of government regulations. It is expected that pressures on pricing and operating results will continue in 1997 as a result of market competition and environment.

         The Company's products Feldene and Glucotrol have been subject to generic competition since 1992 and 1994, respectively. The combined U.S. net sales of these products were $59, $95 and $203 million in 1996, 1995 and 1994, respectively.

         In mid-1993, the FDA approved a New Drug Application for a competitor's sustained-release form of nifedipine for the treatment of hypertension. This product uses a different delivery system from the patented technology used in Procardia XL, the Company's product, which is approved for the treatment of hypertension and angina and has a delivery system that is patent-protected until 2003. Other forms of sustained-release nifedipine have been reported to be in various stages of development by other companies. It is not possible to predict the timing and impact of possible future competition on sales of Procardia XL. Net sales of Procardia XL were $1,005 million in 1996, $1,133 million in 1995, and $1,177 million in 1994.

         During 1995, the authors of several nonclinical studies questioned the safety of calcium channel blockers, including the Company's immediate-release nifedipine capsules. Although the clinical evidence supported the safety of these medications, the FDA convened an advisory panel to review their safety. In January 1996, the advisory panel recommended that labeling for immediate-release nifedipine capsules (approved only to treat a form of angina) be clarified. However, the advisory panel specifically noted that there were no data which questioned the safety of the newer sustained-release and intrinsically long-acting calcium channel blockers, such as the Company's Procardia XL and Norvasc, which are approved for both hypertension and angina and are prescribed for the vast majority of American patients on calcium channel blockers. The safety and effectiveness of these new long-acting calcium channel blockers in lowering blood pressure and controlling angina are supported by a large body of data from numerous studies and the daily clinical experiences of physicians around the world. It is not possible to predict the impact, if any, of these nonclinical studies or the FDA panel's findings and recommendations on its future sales, but the Company does not believe that any impact will have a material adverse effect on its financial position or results of operations.

         Sales and earnings growth could be impacted by changes in foreign exchange rates. The Company manages its foreign exchange risk through a variety of techniques. For further details, see the footnote "Financial Instruments and Risk Management" beginning on page 46 of the 1996 Annual Report to Shareholders.

         Pursuant to the Small Jobs Protection Act of 1996, Section 936 of the Internal Revenue Code (the possessions corporation income tax credit) was repealed for tax years beginning after December 31, 1995. That Act provided that existing credit claimants, such as the Company, are eligible to continue using the credit against the tax arising from manufacturing income earned in a U.S. possession for an additional ten-year period. The amount of manufacturing income eligible for the credit during this additional period is subject to a cap based on prior years' income earned by the Company in Puerto Rico. This ten-year extension period does not apply to investment income earned in a possession, the credit on which expired as of July 1, 1996. This legislation does not affect the amendments made to Section 936 by the Omnibus Budget Reconciliation Act of 1993 which provided for a five-year phase-down of the possession tax credit from 100% to 40%. In addition, the 1996 Act extended the R&D tax credit for eleven months effective July 1, 1996.

         In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities, which will be effective in 1997. SOP 96-1 provides guidance on accounting for the recognition, measurement, display and disclosure of environmental liabilities. The Company's adoption of SOP 96-1 is not expected to have a material impact on its financial position, results of operations, or cash flows.

         In July 1996, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 96-14, Accounting for the Costs Associated with Modifying Computer Software for the Year 2000, which provides that costs associated with modifying computer software for the year 2000 be expensed as incurred. The Company is assessing the extent of the necessary modifications to its computer software.

         Issuance of new or revised accounting standards and rules in addition to those specified above could affect reported financial results.

         Risks and uncertainties particularly apply with respect to product-related forward-looking statements. In view of the many considerations that bear upon regulatory approval and marketing of pharmaceutical and hospital products around the world, it is always possible that current expectations in these areas may not be realized. The outcome of the lengthy and complex process of new product development is inherently uncertain. A candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. Regulatory delays, the inability to identify viable new chemical compounds or successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries and products by competitors, and claims about adverse side effects are a few of the factors that could adversely affect the realization of product-related forward-looking statements.

         Difficulties or delays in pharmaceutical product manufacturing or marketing including, but not limited to, the inability to build up production capacity commensurate with demand, or the failure to gain market acceptance of approved products could affect future results. Similar difficulties or delays can also affect the development of the Company's other businesses, namely hospital products, animal health and consumer health care.

         The Company currently has several products whose annual sales approach or exceed one billion dollars. Three products alone (Norvasc, Procardia XL and Zoloft) accounted for approximately half of the Company's 1996 pharmaceutical sales. If any of the Company's major products were to become subject to a controversy that affects doctor or patient confidence, or subject to increased pressure from competitive products, or if a new, more effective treatment regimen should be introduced, the impact on the Company's revenues could be significant.

         As discussed above under the heading "Marketing", decisions about research studies made early in the development process of a drug candidate can have a substantial impact on marketing strategy once it receives approval. The Company endeavors to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case.

         Factors mentioned in the discussions above about product obsolescence, generic competition, marketing issues, government regulations and the competitive environment generally will be important to future results.

         Changing business conditions, including inflation and fluctuations in interest rates and foreign currency exchange rates, in the many countries where the Company does business directly or through subsidiaries will affect future results. For example, in 1997, in accordance with generally accepted accounting principles, the Company will change the functional currency of its Mexican operations to the U.S. dollar since the cumulative rate of Mexico's inflation exceeded 100% for the three-year period ending December 31, 1996. This change is not expected to have a material effect on the Company's financial position or results of operations.

         Competitive factors including managed care organizations, institutions, government agencies and retailers seeking price discounts, technological advances attained by competitors, patents granted to competitors, and generic competition as the Company's products mature, could affect prices, revenues and expenses.

         Government laws and regulations affecting domestic and international operations, including trade, monetary and fiscal policies, taxes, price controls, unstable governments and legal systems and intergovernmental disputes, possible nationalization, as well as actions affecting approvals of products and licensing could affect revenue opportunities, expenses and capital movements.

         Growth in costs and expenses, changes in product mix and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies, evaluation of asset realization, and organizational restructuring could affect future results. For example, the Company may be unable to continue or maintain the margin improvements achieved in recent years.

         Changing governmental or social conditions could affect utilization of some Company products.

         Claims have been brought against the Company and its subsidiaries for various legal, environmental and tax matters. In addition, the Company's operations are subject to international, federal, state and local environmental laws and regulations. See the discussion of "Legal Proceedings" in Item 3 and the tax assessment discussion in Item 1 under the caption "Tax Matters", and updates of such matters in subsequent reports to the SEC.

         Business combinations among the Company's competitors could affect the Company's competitive position in the pharmaceutical, hospital products, animal health and consumer health care businesses. Similarly, combinations among the Company's major customers could increase their purchasing power in dealing with the Company.

         Investments in new product introductions and research could exceed corresponding sales growth, thereby producing higher costs without a proportional increase in revenues.


ITEM 2. PROPERTIES

         The Company's world headquarters are located in New York City, comprised of a 33-story office building plus adjacent and nearby buildings. Altogether, they include over one million square feet of office space, the majority of which is owned.

         The Company's major research and development facilities are located in manufacturing/R&D complexes containing multiple buildings in Groton, Connecticut and Sandwich, England. The Groton and Sandwich facilities, respectively, contain over three million square feet and several hundred thousand square feet of floor space. Other important research facilities are located in Japan and France. A number of smaller research and development operations around the world focus principally on their local markets. Research and development facilities have been expanding in recent years.

         Principal manufacturing facilities within the United States and its territories are located in Groton, Connecticut; Brooklyn, New York; Vigo County, Indiana; Barceloneta, Puerto Rico; Lee's Summit, Missouri; Lincoln, Nebraska and Parsippany and Rutherford, New Jersey. Outside the U.S., major manufacturing facilities are located in a number of locations in Europe, Latin America, Asia, Australia and Canada. Smaller plants in the U.S. and various countries serve local or specialized markets. The Company's manufacturing facilities have capacities that the Company considers appropriate to its needs.

         The Company also owns and leases space for distribution, customer-service, sales and marketing and administrative operations around the world. Most facilities housing research and manufacturing are owned. In general, the Company's properties are well maintained, adequate and suitable to their purposes. For example, a modern distribution facility in Memphis, Tennessee consolidated that function and serves the U.S. through advanced systems. The Note "Property, Plant and Equipment" on page 48 of the Company's Annual Report to Shareholders, which discloses amounts invested in land, buildings and equipment, and the discussion in the third paragraph under the heading "Investing Activities" on page 35 of that Report, which describes capital expenditures of the Company, are incorporated herein by reference. See, also, the discussion under the Note entitled "Lease Commitments" on page 52 of the Company's 1996 Annual Report to Shareholders, which is also incorporated herein by reference.


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in a number of claims and litigations, including product liability claims and litigations considered normal in the nature of its businesses. These include suits involving various pharmaceutical and hospital products that allege either reaction to or injury from use of the product.

         As previously disclosed, numerous claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60 degree or 70 degree Shiley Convexo Concave ("C/C") heart valves, or anxiety that properly functioning implanted valves might fracture in the future, or personal injury from a prophylactic replacement of a functioning valve.

         In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The number of claims filed fixes the fund amount at $90 million. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. An appeal of the court's approval of the settlement was dismissed on December 21, 1993 by the United States Court of Appeals for the Sixth Circuit. A motion for rehearing en banc was denied on March 4, 1994, and the U.S. Supreme Court denied a writ of certiorari on October 3, 1994. On August 8, 1994, the Sixth Circuit dismissed an appeal from the denial of a motion by the same appellants to vacate the judgment approving the settlement, and the U.S. Supreme Court denied a writ of certiorari on January 9, 1995. Another appeal to the Sixth Circuit by the same appellants regarding the denial of their earlier motion to intervene affirmed the denial and all judgments entered by the District Court, and denied all pending motions, on December 16, 1996. A motion for a rehearing en banc before the Sixth Circuit filed by the same appellants was denied. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, eight have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

         On September 30, 1993, Dairyland Insurance Co., a carrier providing excess liability coverage ("excess carrier") in the early 1980s, commenced an action in the California Superior Court in Orange County, seeking a declaratory judgment that it was not obligated to provide insurance coverage for Shiley heart valve liability claims. On October 8, 1993, the Company filed cross-complaints against Dairyland and filed third-party complaints against 73 other excess carriers who sold excess liability policies covering periods from 1979 to 1985, seeking damages and declaratory judgments that they are obligated to pay for defense and indemnity to the extent not paid by other carriers. A significant portion of such claims has been resolved and the remainder is involved in pretrial discovery. On April 26, 1996, the trial court entered an order stating that implanting an allegedly defective heart valve is not an appropriate trigger of insurance coverage in at least one and perhaps all working valve lawsuits. This decision, even if it is applied to all claims alleging anxiety that properly functioning valves might fracture in the future, does not deal with fracture claims, which are also part of the Company's claims, and as to which a further motion by the carriers is pending.

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

         Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. ("Quigley"), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of twenty defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. Prior to September 1990, the cases involving talc products were defended by the CCR, but the Company is now overseeing its own defense of these actions. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company.

         On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR (Future Claims Settlement). The Future Claims Settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over ten years. In addition, the shares allocated to the CCR members eliminate joint and several liability. The court has determined that the Future Claims Settlement is fair and reasonable. Subsequently, the court entered an injunction enforcing its determination. Plaintiffs filed an appeal from that injunction in the United States Court of Appeals for the Third Circuit and on May 10, 1996, a panel of the Third Circuit reversed the order of the District Court and directed that the preliminary injunction be vacated. Although the Third Circuit subsequently denied the motion of the CCR members including the Company and Quigley, for rehearing of that determination, it agreed to stay its mandate while review is sought in the United States Supreme Court. On November 1, 1996, the United States Supreme Court granted a writ of certiorari to hear the appeal, which was argued February 18, 1997. In the event that the Future Claims Settlement is not upheld, it is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve such cases outside of the Future Claims Settlement in the same manner as heretofore.

         At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of active personal injury claims, exclusive of those covered by the Future Claims Settlement preliminary injunction and those which are inactive or have been settled in principle as of December 28, 1996, is 11,415 asbestos cases against Quigley; 3,882 asbestos cases against the Company; and 68 talc cases against the Company.

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

         The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs)(the "Federal Class Action"), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the Court:
(1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. The decision on the wholesalers has been made final, and been appealed. The decision on the indirect purchasers has been certified, and accepted, for appeal. The Court has put off setting a trial date while these matters are pending.

         In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement will not be increased. The Settlement Agreement, as amended, received final approval June 21, 1996. An appeal of that approval is pending.

         In addition, consumer class actions have been filed in state courts and the District of Columbia, alleging injury to consumers as well as retail pharmacies from the failure to give discounts to retail pharmacy companies. Both a consumer class and a retailer class have been certified in separate California actions. Consumer class actions filed in Colorado, New York and Washington have been dismissed; Washington and New York are now on appeal. The Company was dismissed from a consumer class action in Wisconsin. Consumer class actions are also pending in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota and the District of Columbia. On February 3, 1997, the District Court for the District of Columbia certified a limited consumer class. Retailer class actions are also pending in Alabama and Minnesota.

         The Company believes that these brand name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit, and has moved to have them dismissed.

         The Federal Trade Commission is conducting an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996, the Commission issued a subpoena for documents to the Company, among others, to which the Company has responded.

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

         On January 15, 1997, an action was filed in Circuit Court, Chambers County, Alabama, and certified by an ex parte order as a class action, purportedly on behalf of a class of consumers, variously defined by the laws or types of laws governing their rights and encompassing residents of up to 47 states. The complaint alleges that the Company's claims for Plax were untrue, entitling them to a refund of their purchase price for purchases since 1988. The action was removed to the U.S. District Court for the Northern District of Alabama, which vacated the class certification order. A motion to remand to state court is pending. The Company believes the complaint is without merit.

         In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter.

         In August 1996, the Company received a Warning Letter from the FDA relating to certain promotional materials used in the marketing of Zoloft. The Company has been in communication with the FDA on this matter and the discussions are proceeding. Two purported consumer class actions involving Zoloft were filed, in Circuit Court, Dallas County, Texas, on

December 3, and in Superior Court, San Diego County, California, on December 26, 1996. Each complaint alleges that Pfizer's promotional materials improperly implied that the FDA had approved Zoloft as safe and effective for certain indications, and that patients for whom Zoloft was prescribed as a result of the promotion were entitled to a refund of their purchase price. Both suits have been removed to federal court; the plaintiffs in the Texas suit have moved to remand the case to state court. The Company believes the suits are without merit.

         A consolidated class action on behalf of persons who allegedly purchased Pfizer common stock during the March 24, 1989 through February 26, 1990 period is pending in the U.S. District Court for the Southern District of New York. This lawsuit, which commenced on July 13, 1990, alleges that the Company and certain officers and former directors and officers violated federal securities law by failing to disclose potential liability arising out of personal injury suits involving Shiley heart valves and seeks damages in an unspecified amount. Even though it is believed that this suit is without merit, in order to avoid the monetary and other costs of litigation, the Company has entered into an agreement to settle this action for $9.75 million, subject to a court determination of the fairness of the settlement. Following a fairness hearing held December 13, 1996, the court affirmed the settlement and dismissed the action. A derivative action commenced on April 2, 1990 against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves is pending in the Superior Court, Orange County, California. The complaint seeks, among other forms of relief, damages in an unspecified amount. Even though it is believed that the suit is without merit, in order to avoid the monetary and other costs of litigation, the Company has entered into an agreement to settle this action by way of a $15 million payment by the Company's insurance carrier to the Company with an attorneys' fee to be paid by the Company out of the proceeds of the settlement to the shareholders' attorneys who brought the case. The settlement is subject to court approval and a fairness hearing is scheduled for April 11, 1997.

         A purported class action entitled Bradshaw v. Pfizer Inc. and Howmedica Inc. is pending in the U.S. District Court, Northern District of Ohio. The action sought monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleges that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. The federal magistrate judge has recommended that the district court deny the plaintiffs' motion to certify the case as a class action. The Company believes that the suit is without merit. On February 4, 1997, the Company was served with fifteen separate actions in the United States District Court for the District of New Jersey, brought by some of the same individuals previously identified as members of the purported class in the Bradshaw action, represented by the same lawyers, and making the same allegations. The Company believes that most if not all of these cases are without merit.

         The Company and/or Howmedica, along with other device manufacturers and numerous orthopedic surgeons, have been named as defendants in approximately 700 cases (among over 1,600 pending) in numerous state and federal courts seeking damages relating to alleged improper design, manufacture, and/or promotion of bone screws for unapproved use in spinal pedicles. Neither Howmedica nor the Company manufactured or sold pedicle screws in the U.S., but the claims allege a conspiracy among all of the defendants to over-promote the devices. The federal cases have been consolidated by the Multidistrict Panel in the U.S. District Court in Philadelphia, which ruled on April 8, 1996 that all claims against the manufacturers except express warranty and improper promotion are preempted. The recent decisions of the United States Supreme Court in Lohr v. Medtronic may impact the availability of the pre-emption defense in this case (and in other medical device cases). The Company believes the cases are without merit and during the fourth quarter over 150 of the cases against Howmedica and/or the Company have been dismissed, leaving a year-end total of 617.

         From 1994 to 1995, seven purported class actions were filed against American Medical Systems ("AMS") in federal courts in South Carolina (subsequently transferred to Minnesota), California, Minnesota (2), Indiana, Ohio and Louisiana. The California, Ohio and Indiana suits and one Minnesota suit also name Pfizer Inc. as a defendant, based on its ownership of AMS. The suits seek monetary and injunctive relief on the basis of allegations that implantable penile prostheses are prone to unreasonably high rates of mechanical failure and/or various autoimmune diseases as a result of silicone materials. On September 30, 1994, the federal Judicial Panel on Multidistrict Litigation denied the various plaintiffs' motions to consolidate or coordinate the cases for pretrial proceedings. On February 28, 1995, the Court in the Ohio suit conditionally granted plaintiffs' motion for class certification; on March 3, 1995, the court in the California suit denied plaintiffs' motion for class certification; and on October 25, 1995, the court in the Indiana suit denied plaintiffs' motion for class certification; on February 15, 1996, the United States Court of Appeals for the Sixth Circuit reversed the Ohio Court's conditional certification; on May 15, 1996, the purported Minnesota class actions were dismissed without prejudice (following which plaintiffs' counsel have filed several actions in Minnesota State Court on behalf of over 200 individuals); and a motion to strike the class allegations in the Louisiana case was granted by the Court on July 23, 1996. The Company believes the suits are without merit.

         During late 1996, over 300 individual suits alleging injuries from penile implants were filed in Circuit Court in Minneapolis by individuals who were allegedly members of one or more of the discontinued purported class actions described above and/or who are represented by the same lawyers. The Company believes that most if not all of these cases are without merit.

         In June 1993, the Ministry of Justice of the State of Sao Paulo, Brazil commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. ("Pfizer Brazil") asserting that during a period in 1991, Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action seeks the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. On February 8, 1996, the trial court issued a decision holding Pfizer Brazil liable. The award of damages to individuals and the payment into the public reserve fund will be determined in a subsequent phase of the proceedings. The trial court's opinion sets out a formula for calculating the payment into the public reserve fund which could result in a sum of approximately $88 million. The total amount of damages payable to eligible individuals under the decision would depend on the number of persons eventually making claims. Pfizer Brazil is appealing this decision. The Company believes that this action is without merit and should not have a material adverse effect on the financial position or the results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The following executive officers of the Company as of March 10, 1997 hold the offices indicated until their successors have been chosen and qualified after the next annual meeting of shareholders.



Name                                         Age                                Position
----                                         ---                                --------
Brian W. Barrett                             57             Vice President; President - Animal Health Group
M. Kenneth Bowler                            54             Vice President, Federal Government Relations
C. L. Clemente                               59             Senior Vice President, Corporate Affairs; Secretary and Corporate
                                                                 Counsel; Member of the Corporate Management Committee
Donald F. Farley                             54             Vice President; President, Consumer Health Care Group
George A. Forcier                            58             Vice President, Quality Control
P. Nigel Gray                                58             Vice President; President - Hospital Products Group
Gary N. Jortner                              51             Vice President; Vice President, Product Development-Pfizer
                                                                 Pharmaceuticals Group
Karen L. Katen                               48             Vice President; Executive Vice President - Pfizer Pharmaceuticals
                                                                 Group and President - U.S. Pharmaceuticals; Member of the
                                                                 Corporate Management Committee
J. Patrick Kelly                             39             Vice President;  Senior Vice President, Disease Management - U.S.
                                                                 Pharmaceuticals
Alan G. Levin                                34             Vice President;  Treasurer
Henry A. McKinnell                           54             Executive Vice President; President - Pfizer Pharmaceuticals Group;
                                                                 Member of the Corporate Management Committee
Brower A. Merriam                            62             Vice President - Animal Health Policy
Victor P. Micati                             57             Vice President; Executive Vice President - Pfizer Pharmaceuticals
                                                                 Group and Area President, Europe; Member of the Corporate
                                                                 Management Committee
Paul S. Miller                               57             Senior Vice President; General Counsel; Member of the Corporate
                                                                 Management Committee
George M. Milne, Jr.                         53             Vice President; President, Central Research; Member of the Corporate
                                                                 Management Committee
John F. Niblack                              58             Executive Vice President; Member of the Corporate Management
                                                                 Committee
William J. Robison                           61             Senior Vice President - Employee Resources; Member of the Corporate
                                                                 Management Committee
Herbert V. Ryan                              59             Vice President;  Controller
Craig Saxton                                 54             Vice President; Executive Vice President, Central Research
David L. Shedlarz                            48             Senior Vice President and Chief Financial Officer; Member of the
                                                                 Corporate Management Committee
Mohand Sidi Said                             58             Vice President; Senior Vice President - Pfizer Pharmaceuticals Group
                                                                 and Area President, Asia/Africa/Middle East
William C. Steere, Jr.                       60             Chairman of the Board and Chief Executive Officer; Chair of the
                                                                 Corporate Management Committee
Frederick W. Telling                         45             Vice President, Corporate Strategic Planning and Policy



Information concerning Messrs. Steere and Miller and Drs. McKinnell and Niblack is contained in, and incorporated herein by reference from, the discussion under the captions "Directors Whose Terms Expire in 1998" and "Named Executive Officers Who Are Not Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Brian W. Barrett
Mr. Barrett joined Pfizer Canada in 1966, where he served in various financial positions, including Chief Financial Officer of the Canadian subsidiary. In 1971, he was appointed Assistant Controller of Pfizer International in New York; in 1973, Director of International Planning and in 1976, Director of Planning. In 1980, Mr. Barrett was appointed Vice President - Corporate Strategic Planning; in 1983, he became Vice President - Finance for Pfizer International; in 1985, President - Africa/Middle East; and in 1991, President - Asia/Canada. In 1992, Mr. Barrett was elected Vice President of the Company and in 1993 became President, Northern Asia, Australasia and Canada - International Pharmaceuticals Group. Mr. Barrett was named Executive Vice President, International Pharmaceuticals Group, in 1995 and President - Animal Health Group in April 1996.

M. Kenneth Bowler
Mr. Bowler joined the Company in 1989, and has been Vice President - Federal Government Relations since 1990. He formerly served as Staff Director for the House Ways and Means Committee.

C. L. Clemente
Mr. Clemente joined the Company in 1964 and has served in a number of domestic and international positions, including Vice President; General Counsel and Secretary, Pfizer International, Inc. and Vice President of Coty, formerly Pfizer's fragrance and cosmetic division. In 1983, he was named Associate General Counsel of Pfizer Inc. In 1986, he was elected Vice President; General Counsel and Secretary of the Company. He became a member of the Corporate Management Committee of the Company in 1991. In 1992, he was elected Senior Vice President - Corporate Affairs; Secretary and Corporate Counsel.

Donald F. Farley
Mr. Farley joined the Company in 1965 as Production Engineer for the Chemical Division. After serving in a number of positions of increasing responsibility within the Chemical Division, he was named its Vice President, Operations in 1982. In 1986, he became Senior Vice President of the Division, and in 1988, Executive Vice President - Specialty Chemicals. In 1992, Mr. Farley was named President of the Specialty Chemicals Group, later named the Food Science Group. In 1993 he was elected a Vice President of the Company. In 1996, Mr. Farley was named President of the Company's Consumer Health Care Group.

George A. Forcier
Dr. Forcier joined the Company in 1966 as Analytical Research Chemist for the Company's Medical Research Laboratories. In 1970, he was named Project Leader, in 1979 Manager, and in 1981, Assistant Director, of the Analytical Research Department. In 1986 he was named Director of the Analytical Research and Development Department and in 1991, he became Group Director. In 1994, Dr. Forcier became Vice President - Quality Control of the Company.

P. Nigel Gray
Mr. Gray joined the Company in 1975 as Export Sales Manager for Howmedica U.K., Ltd. in England, and progressed through a number of positions of increasing responsibility before being named Vice President, Marketing for Howmedica Europe in 1983. In 1987, Mr. Gray became Senior Vice President and General Manager of Howmedica International in Staines, England, then President of Howmedica International in 1992. In 1993, he came to New York as Executive Vice President of the Company's Hospital Products Division and President of the Medical Devices Division, and in 1994, he was elected a Vice President of the Company. In 1995, Mr. Gray assumed his current position as President of the Company's Hospital Products Group.

Gary N. Jortner
Mr. Jortner joined the Company in 1973 as a Systems Analyst for Pfizer Pharmaceuticals. In 1974, he transferred to product management and progressed through a series of promotions that resulted in his being named Group Product Manager for Pfizer Labs in 1978. In 1981, he became Vice President of Marketing for Pfizer Labs. In 1986, he was promoted to Vice President of Operations for Pfizer Labs. In 1991, he was named Vice President and General Manager, Pfizer Labs Division. In 1992, Mr. Jortner was elected Vice President of the Company. In 1994, he was named Vice President; Group Vice President, Disease Management - U.S. Pharmaceuticals Group. Effective January 1, 1997, he was named Vice President, Product Development - Pfizer Pharmaceuticals Group.

Karen L. Katen
Ms. Katen joined the Company in 1974 as a Marketing Associate for Pfizer Pharmaceuticals. Beginning in 1975, she progressed through a number of positions of increasing responsibility in the Roerig product management group which resulted in her being named Group Product Manager in 1978. In 1980, she transferred to Pfizer Labs as a Group Product Manager and later became Director, Product Management. In 1983, she returned to Roerig as Vice President-Marketing. In 1986, she was named Vice President and General Manager-Roerig Division. In 1992, she was elected Vice President of the Company. In 1993, Ms. Katen became Executive Vice President of the U.S. Pharmaceuticals Group and, in 1995, Ms. Katen assumed her present position as

President of the U.S. Pharmaceuticals Group. Effective January 1, 1997, she was named Executive Vice President - Pfizer Pharmaceuticals Group.

J. Patrick Kelly
Mr. Kelly joined Pfizer in 1981 as a Marketing Research Associate in the Pharmaceuticals Division. He became Product Analyst in 1982 and in 1983 was made Marketing Associate in the Roerig Division. He progressed through a series of positions of increasing responsibility and became Group Product Manager in Roerig in 1989. In 1992, he was named Vice President - Marketing, Roerig in the U.S. Pharmaceuticals Group and in 1994 became its Group Vice President - Disease Management. In 1996, he was elected a Vice President of the Company.

Alan G. Levin
Mr. Levin joined the Company in 1987 as Senior Operations Auditor for the Controllers Division. In 1988 he joined the Treasurer's Division as Controller of the Pfizer International Bank in San Juan, Puerto Rico. He returned to New York in 1991 as Director-Finance, Asia, and in 1993 was named Senior Director-Finance, Asia. In 1995, Mr. Levin was elected Treasurer of the Company. In 1997, he was elected Vice President, Treasurer.

Brower A. Merriam
Mr. Merriam joined the Company in 1969 as Country Manager for Peru, and in 1971, he was appointed Country Manager for Argentina. In 1973, he was appointed President of Pfizer Latin America. He was appointed Director of Pfizer International in 1984, and in 1988 assumed the position of President for Latin America, Southeast Asia, Indo-Pacific and Canada. In 1990, he was appointed Executive Vice President of Pfizer International. In 1991, he became Executive Vice President of the Animal Health Group and in 1992 was appointed its President. Mr. Merriam was elected a Vice President of the Company in 1992. In 1996, Mr. Merriam was named Vice President - Animal Health Policy.

Victor P. Micati
Mr. Micati joined the Company in 1965 as a Management Candidate for Pfizer Labs. Beginning in 1966, he progressed through a number of positions of increasing responsibility in the Pfizer Labs division, which resulted in his being named Vice President - Marketing in 1971. In 1972, he became Vice President of Pharmaceutical Development for International Pharmaceuticals. In 1980, he was named Executive Vice President of Pfizer Europe. Mr. Micati returned to the International Pharmaceutical Division in 1984 as Senior Vice President, and in 1990 was named President, Europe. In 1992, he was elected Vice President of the Company. Mr. Micati was named Executive Vice President, International Pharmaceuticals Group, in 1996, and in 1997 was named Executive Vice President of the newly-created Pfizer Pharmaceuticals Group.

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

William J. Robison
Mr. Robison joined the Company in 1961 as a Sales Representative for Pfizer Labs. After serving in a number of positions of increasing responsibility in the Labs division, he was appointed Vice President of Sales in 1980, and Senior Vice President Pfizer Labs in 1986. In 1990, he was appointed Vice President and General Manager of Pratt Pharmaceuticals. In 1992, he was named President of the Consumer Health Care Group, and was elected Vice President of the Company. In 1996, Mr. Robison was elected Senior Vice President - Employee Resources.

Herbert V. Ryan
Mr. Ryan joined Pfizer in 1962 as Supervisor, Capital Assets. In 1964 he was named Supervisor, Corporate Ledger, and in 1966 became Director, Corporate Accounting. In 1981 he was appointed Assistant Controller, Corporate Accounting, and in 1993, Mr. Ryan was elected Corporate Controller. In 1997, Mr. Ryan was elected Vice President; Controller.

Craig Saxton
Dr. Saxton joined the Company in 1976 as Clinical Projects Director for the Central Research Division of Pfizer Limited in Sandwich, England. In 1981, he was named Senior Associate Medical Director for the International Division of Pfizer Inc., and in 1982 became the Division's Vice President, Medical Director. Dr. Saxton became Senior Vice President, Clinical Research and Development for the Central Research Division in 1988. In 1993, he was named Executive Vice President - Central Research and was elected a Vice President of the Company.

David L. Shedlarz
Mr. Shedlarz joined the Company in 1976 as Senior Financial Analyst for the Pharmaceuticals Division. After serving in a number of positions of increasing responsibility, he was named Production Controller in 1979 and Assistant Group Controller in 1981. In 1984, he became Group Controller and in 1989 was named Vice President of Finance for the Pharmaceuticals Group. In 1992, Mr. Shedlarz was elected Vice President - Finance of the Company. In 1995, Mr. Shedlarz became Chief Financial Officer of the Company. In 1996, Mr. Shedlarz was made Senior Vice President and Chief Financial Officer effective January 1, 1997 with responsibility for the worldwide Hospital Products Group.

Mohand Sidi Said
Mr. Sidi Said first joined Pfizer in Algeria in 1965 as a professional sales representative. During his career with the Company, he has held a variety of management assignments in Morocco, Kenya, Egypt, France, Belgium, and the United States. He was elected an executive officer of the Company in 1996, when he became a Vice President of the Company and was also named Senior Vice President
- Pfizer Pharmaceuticals Group and Area President - Asia/Africa/Middle
East/Japan.

Frederick W. Telling
Dr. Telling joined the Company in 1977 as Associate Personnel Manager for the Pharmaceuticals Division, and progressed through a number of positions of increasing responsibility before being named Director of Planning for the Pharmaceuticals Division in 1981. In 1987, he was named Vice President of Planning and Policy, and in 1994, Senior Vice President of Planning and Policy for USPG. In 1994, Dr. Telling was elected Vice President, Corporate Strategic Planning and Policy.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The principal market for the Company's Common Stock is the New York Stock Exchange. It is also listed on the London, Paris, Brussels, and Swiss Stock Exchanges. The Company's Common Stock is also traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table "Quarterly Consolidated Statement of Income" found on page 59 of the 1996 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     Historical financial information is incorporated by reference from the "Financial Summary" on page 60 of the 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the "Financial Review" on pages 30 through 37 of the 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the "Independent Auditors' Report" found on page 38 and from the consolidated financial statements and supplementary data found on pages 39 through 58 of the 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with regard to the Directors of the Company is incorporated herein by reference from the discussion under Item 1 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled "Executive Officers of the Company" in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     Information with regard to executive compensation is incorporated herein by reference from the discussion under the heading "Compensation of Executive Officers" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with regard to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Security Ownership of Management" and the following tables in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with regard to certain relationships and related transactions is incorporated herein by reference from the discussion under the heading "Related Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14 (a)(1) Financial Statements

     The following consolidated financial statements, related notes and independent auditors' report, from the 1996 Annual Report to Shareholders, are incorporated herein by reference into Item 8 of Part II of this report:

                                                      Page in the 1996
                                                      Annual Report to
                                                        Shareholders
                                                        ------------
Independent Auditors' Report.........................        38
Segment Information..................................        39
Geographic Data......................................        40
Consolidated Statement of Income.....................        41
Consolidated Statement of Shareholders' Equity.......        42
Consolidated Balance Sheet...........................        43
Consolidated Statement of Cash Flows.................        44
Notes to Consolidated Financial Statements...........       45-58
Quarterly Consolidated Statement of Income...........        59

     14(a)(2) Financial Statement Schedules

     Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

     14(a)(3) Exhibits

       3(i)   - Restated Certificate of Incorporation of the Company as of
                April 28, 1995 is incorporated herein by reference from the
                Company's quarterly report on form 10-Q for the period ended
                April 2, 1995. The Certificate of Correction thereto filed with the Secretary of State of Delaware on May 12, 1995 is filed herewith.
      3(ii) -   By-laws of the Company as amended June 23, 1994 are incorporated herein by reference from Exhibit 3(ii) of the Company's Form 8-K
                Current Report dated June 23, 1994.
       4(i)   - The Rights Agreement dated as of September 24, 1987 between the Company and The Chase Manhattan Bank, N.A. and the First
                Amendment thereto dated as of May 25, 1989 are filed herewith.
      10(i) -   Stock and Incentive Plan is filed herewith.
     10(ii) -   Pfizer Retirement Annuity Plan is filed herewith.
    10(iii) -   The form of severance agreement with the Company's Named
                Executive Officers disclosed in the Proxy Statement for its 1997
                Annual Meeting of Shareholders is incorporated herein by
                reference from Exhibit 10.1 to the Company's Report on Form 10-K for its 1994 fiscal year.
     10(iv) -   Nonfunded Deferred Compensation and Supplemental Savings Plan is
                filed herewith.
      10(v) -   Executive Annual Incentive Plan (proposed) is incorporated herein by reference from the exhibit to the Company's Proxy
                Statement for its 1997 Annual Meeting of Shareholders.
     10(vi) -   Performance-Contingent Share Award Program is incorporated herein by reference from Exhibit 10.3 to the Company's Report on form 10-Q for the period ended September 29, 1996.
    10(vii) -   Nonfunded Supplemental Retirement Plan is filed herewith.
   10(viii) -   The form of Indemnification Agreement with Directors is filed herewith.
     10(ix) -   The form of Indemnification Agreement with Named Executive
                Officers is filed herewith.

      10(x) -   Non-Employee Directors' Retirement Plan [frozen as of
                October 1996] is filed herewith.
     10(xi) -   Annual Retainer Unit Award Plan (for non-employee Directors) is incorporated herein by reference from Exhibit 10.1 to the
                Company's Report on form 10-Q for the period ended September 29,
                1996.
    10(xii) -   Pfizer Inc. Nonfunded Deferred Compensation and Unit Award
                Plan for Non-Employee Directors is incorporated herein by
                reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the period ended September 29, 1996.
   10(xiii) -   Restricted Stock Plan for Non-Employee Directors is filed
                herewith.
         11 -   Computation of Earnings Per Common Share and Fully Diluted
                Earnings Per Common Share.
         12 -   Computation of Ratio of Earnings to Fixed Charges.
      13(a) -   The 1996 Annual Report to Shareholders, which, except for
                those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed "filed".
      13(b) -   Annual Report of the Pfizer Savings and Investment Plan on Form
                11-K for the fiscal year ended December 31, 1996.
      13(c) -   Annual Report of the Pfizer Savings and Investment Plan for
                Employees Resident in Puerto Rico on Form 11-K for the fiscal year ended December 31, 1996.
         21 -   Subsidiaries of the Registrant.
         23 -   Consent of KPMG Peat Marwick LLP, independent certified public accountants.
         27 -   Financial Data Schedule


         (b)  Reports on Form 8-K


     The Company filed no report on Form 8-K during the last quarter of 1996.



     Exhibits to the Form 10-K are available upon request at a charge of ten cents per page. Requests should be directed to C. L. Clemente, Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Pfizer Inc.


                                By /s/ C.L. Clemente,
                                   -------------------------------------------
Dated: March 27, 1997                    C.L. Clemente, Senior Vice President,
                                         Secretary and Corporate Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                                                Title                                      Date
             ----------                                                -----                                      ----


  /s/ William C. Steere, Jr.)              Chairman of the Board, Director (Principal Executive Officer)     March 27, 1997
-----------------------------------
      (William C. Steere, Jr.)

     /s/ (David L. Shedlarz)               Senior Vice President and Chief Financial Officer (Principal
 -----------------------------------       Financial Officer)                                                March 27, 1997
         (David L. Shedlarz)

      /s/ (Herbert V. Ryan)
------------------------------------       Vice President - Controller (Principal Accounting Officer)        March 27, 1997
          (Herbert V. Ryan)

     /s/ (Michael S. Brown)
------------------------------------       Director                                                          March 27, 1997
         (Michael S. Brown)

     /s/ (M. Anthony Burns)
------------------------------------       Director                                                          March 27, 1997
         (M. Anthony Burns)

      /s/ (W. Don Cornwell)
------------------------------------       Director                                                          March 27, 1997
          (W. Don Cornwell)

     /s/ (George B. Harvey)
------------------------------------       Director                                                          March 27, 1997
         (George B. Harvey)

    /s/ (Constance J. Horner)
------------------------------------       Director                                                          March 27, 1997
        (Constance J. Horner)

   /s/ (Stanley O. Ikenberry)
------------------------------------       Director                                                          March 27, 1997
       (Stanley O. Ikenberry)

      /s/ (Harry P. Kamen)
------------------------------------       Director                                                          March 27, 1997
          (Harry P. Kamen)

    /s/ (Thomas G. Labrecque)
------------------------------------       Director                                                          March 27, 1997
        (Thomas G. Labrecque)

     /s/ (Felix G. Rohatyn)
------------------------------------       Director                                                          March 27, 1997
         (Felix G. Rohatyn)

      /s/ (Ruth J. Simmons)
------------------------------------       Director                                                          March 27, 1997
          (Ruth J. Simmons)

     /s/ (Jean-Paul Valles)
------------------------------------       Director                                                          March 27, 1997
         (Jean-Paul Valles)

