Form 10-Q
period 1997-03-30
PFIZER INC
filed 1997-05-13
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 30, 1997

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

At April 30, 1997 there were 645,621,901 shares par value
$.05, of the issuer's common stock outstanding.

                                                 PFIZER INC.

                                                  FORM 10-Q

                                            For the Quarter Ended
                                               March 30, 1997

                                              Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.


    Financial Statements:                                                                       Page
      Condensed Consolidated Statement of Income for
         the three months ended March 30, 1997 and March 31, 1996                                   3

      Condensed Consolidated Balance Sheet at
         March 30, 1997, December 31, 1996 and March 31, 1996                                       4

      Condensed Consolidated Statement of Cash Flows for the
         three months ended March 30, 1997 and March 31, 1996                                       5

      Notes to Condensed Consolidated Financial Statements                                          6

    Independent Auditors' Report                                                                    9

Item 2.

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                                10

PART II.  OTHER INFORMATION

Item 1.

    Legal Proceedings                                                                              17

Item 6.

    Exhibits and Reports on Form 8-K                                                               24

                               PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         (UNAUDITED)
                                                       Three Months Ended
                                                       March 30,        March 31,
                                                          1997            1996

(millions, except per share data)

Net sales . . . . . . . . . . . . . . . . . . . . . . .  $3,002          $2,682
Alliance revenue. . . . . . . . . . . . . . . . . . . .      (1)              0

Total revenues. . . . . . . . . . . . . . . . . . . . .   3,001           2,682

Costs and expenses
 Cost of sales  . . . . . . . . . . . . . . . . . . . .     545             513
 Selling, informational and
  administrative expenses . . . . . . . . . . . . . . .   1,114             994
 Research and development expenses  . . . . . . . . . .     413             366
 Other deductions--net. . . . . . . . . . . . . . . . .      67              57

Income before provision for taxes
 on income and minority interests . . . . . . . . . . .     862             752

Provision for taxes on income . . . . . . . . . . . . .     259             233

Minority interests. . . . . . . . . . . . . . . . . . .       1               2

Net income. . . . . . . . . . . . . . . . . . . . . . .  $  602          $  517

Earnings per common share . . . . . . . . . . . . . . .  $  .93          $  .81

Weighted average shares used to calculate
 earnings per share amounts . . . . . . . . . . . . . .     650             641

Cash dividends per common share . . . . . . . . . . . .  $  .34          $  .30



<F1>See accompanying Notes to Condensed Consolidated Financial Statements.

                                      PFIZER INC. AND SUBSIDIARY COMPANIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)                                       March 30,       Dec. 31,      March 31,
                                                               1997*         1996**         1996*

                                                     ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . $ 1,230         $ 1,150       $   818
  Short-term investments. . . . . . . . . . . . . . . . . .     643             487           875
  Accounts receivable, less allowances of
    $60, $58 and $62. . . . . . . . . . . . . . . . . . . .   2,528           2,252         2,221
  Short-term loans. . . . . . . . . . . . . . . . . . . . .     269             354           376
  Inventories
    Finished goods. . . . . . . . . . . . . . . . . . . . .     604             617           607
    Work in process . . . . . . . . . . . . . . . . . . . .     712             695           639
    Raw materials and supplies. . . . . . . . . . . . . . .     278             277           256
      Total inventories . . . . . . . . . . . . . . . . . .   1,594           1,589         1,502
  Prepaid expenses, taxes,
    and other current assets. . . . . . . . . . . . . . . .     662             636           614
      Total current assets. . . . . . . . . . . . . . . . .   6,926           6,468         6,406
Long-term loans and investments . . . . . . . . . . . . . .   1,195           1,163           527
Property, plant and equipment, less
  accumulated depreciation of
    $2,175, $2,155 and $2,022 . . . . . . . . . . . . . . .   3,848           3,850         3,521
Goodwill, less accumulated amortization of
  $121, $115 and $86. . . . . . . . . . . . . . . . . . . .   1,375           1,424         1,327
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . . . . . . . . .   1,709           1,762         1,393
      Total assets. . . . . . . . . . . . . . . . . . . . . $15,053         $14,667       $13,174


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt of
      $2, $261 and $500 . . . . . . . . . . . . . . . . . . $ 2,582         $ 2,235       $ 2,339
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     819             913           602
  Income taxes payable. . . . . . . . . . . . . . . . . . .     868             892           772
  Accrued compensation and related items. . . . . . . . . .     403             436           389
  Other current liabilities . . . . . . . . . . . . . . . .   1,108           1,164         1,380
      Total current liabilities . . . . . . . . . . . . . .   5,780           5,640         5,482

Long-term debt. . . . . . . . . . . . . . . . . . . . . . .     732             687           584
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . . . . . . . . .     410             412           427
Deferred taxes on income. . . . . . . . . . . . . . . . . .     294             253           186
Other noncurrent liabilities. . . . . . . . . . . . . . . .     645             671           559
Minority interests. . . . . . . . . . . . . . . . . . . . .      40              50            48
      Total liabilities . . . . . . . . . . . . . . . . . .   7,901           7,713         7,286

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . . . . . . . . .      --              --            --
  Common stock. . . . . . . . . . . . . . . . . . . . . . .      35              34            34
  Additional paid-in capital. . . . . . . . . . . . . . . .   1,843           1,728         1,345
  Retained earnings . . . . . . . . . . . . . . . . . . . .   8,399           8,017         7,184
  Currency translation adjustment and other . . . . . . . .      14             145           143
  Employee benefit trust. . . . . . . . . . . . . . . . . .  (1,586)         (1,488)       (1,249)
  Common stock in treasury, at cost . . . . . . . . . . . .  (1,553)         (1,482)       (1,569)
      Total shareholders' equity. . . . . . . . . . . . . .   7,152           6,954         5,888
      Total liabilities and
         shareholders' equity . . . . . . . . . . . . . . . $15,053         $14,667       $13,174

<F1>*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

                              PFIZER INC. AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
(millions of dollars)
                                                        Three Months Ended
                                                                     March 30,        March 31,
                                                                        1997             1996

Operating Activities
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  602            $ 517
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles. . . . . . . . . . .   114              101
    Changes in operating assets and liabilities,
     net of effect of businesses acquired
     and divested . . . . . . . . . . . . . . . . . . . . . . . . . .  (455)            (404)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6                7
Net cash provided by operating activities . . . . . . . . . . . . . .   267              221

Investing Activities
  Purchases of property, plant and equipment. . . . . . . . . . . . .  (211)            (135)
  Purchases of short-term investments . . . . . . . . . . . . . . . .  (559)            (715)
  Proceeds from redemptions of short-term
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . .   400              920
  Acquisitions, net of cash acquired. . . . . . . . . . . . . . . . .    --             (166)
  Proceeds from sale of business. . . . . . . . . . . . . . . . . . .    --              353
  Net change in loans and long-term investments
    by financial subsidiaries . . . . . . . . . . . . . . . . . . . .    (4)             (15)
  Purchases and redemptions of short-term
    investments by financial subsidiaries . . . . . . . . . . . . . .    --               30
  Purchases of long-term investments. . . . . . . . . . . . . . . . .   (37)             (25)
  Other investing activities. . . . . . . . . . . . . . . . . . . . .    80               18
Net cash (used in)/provided by investing
  activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (331)             265

Financing Activities
  Proceeds from issuance of long-term debt. . . . . . . . . . . . . .    54               --
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . .  (268)             (33)
  Increase in short-term debt . . . . . . . . . . . . . . . . . . . .   648               87
  Purchases of common stock . . . . . . . . . . . . . . . . . . . . .  (120)              --
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .  (220)            (192)
  Stock option transactions . . . . . . . . . . . . . . . . . . . . .    60               65
  Other financing activities. . . . . . . . . . . . . . . . . . . . .     5                5
Net cash provided by/(used in) financing
  activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   159              (68)
Effect of exchange rate changes on cash and
  cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .   (15)              (3)
Net increase in cash and cash equivalents . . . . . . . . . . . . . .    80              415
Cash and cash equivalents balance at beginning
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,150              403
Cash and cash equivalents balance at end
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$1,230            $ 818

Supplemental Cash Flow Information
 Cash paid during the period for:
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 225             $ 248
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   44                31

<F1>See accompanying Notes to Condensed Consolidated Financial Statements.

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

Note 1:        Basis of Presentation

The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP (generally accepted accounting principles).

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of February 23, 1997, and February 25, 1996. The operating results for these subsidiaries are for the three month periods ending on the same dates.

Note 2:        Responsibility for Interim Financial Statements

The Company is responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes in the Company's latest Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Note 3:        Earnings Per Share

Earnings per share equals net income divided by the sum of weighted average shares outstanding plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. Fully diluted earnings per share amounts were the same as primary amounts for both periods presented. Exhibit 11 of this filing illustrates the calculation of earnings per share amounts.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new statement replaces the calculations currently used with "basic earnings per share" that includes only actual shares outstanding and "diluted earnings per share" that includes the effect of any common stock equivalents or other items that dilute earnings per share. The new rules are effective at the end of 1997. If the new rules were in effect now, the Company's earnings per share amounts would be as follows:

                                                First Qtr.           First Qtr.
                                                   1997                 1996
       As reported:
          Primary and Fully Diluted                $.93                 $.81

       Per SFAS No. 128:
          Basic                                    $.96                 $.83

          Diluted                                  $.93                 $.81

                            PFIZER INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

Note 4:        Currency Translation and Other Equity Adjustments

The following items are included in the balance sheet caption "Currency translation adjustment and other":

  (millions of dollars)                                       1997           1996
    Currency translation adjustment                             $39            $182
    Net unrealized gain on investment securities                 42              29
    Minimum pension liability                                   (67)            (68)

    Total                                                       $14            $143

Changes in the currency translation adjustment balance for the first three months of 1997 and 1996 were:

    (millions of dollars)                                       1997           1996
    Opening balance                                             $174           $207
    Translation adjustments and hedges                          (135)           (25)
    Ending balance                                              $ 39           $182

The strengthening of the dollar against various European currencies was the primary cause of the change in the currency translation adjustment for the first quarter of 1997.

Note 5:        Business Alliances

The Company has entered into agreements related to two new medications developed by other companies:

       -- Lipitor, a cholesterol-lowering medication, developed by the Parke-Davis division of Warner-Lambert; and

       -- Aricept, a medication to treat symptoms of Alzheimer's disease, developed by the Eisai Co., Ltd.

The Company provides funds, staff and other resources to sell, market, promote and further develop these medications.

Lipitor was launched in the U.S., the United Kingdom, Germany and Canada in the first calendar quarter of 1997. Aricept was launched in the U.S. in the first quarter and in the United Kingdom in April. Both products will also be sold in other major markets around the world when approved by the governments in those countries.

In the Statement of Income, "Alliance revenue" reflects amounts earned by the Company under the copromotion agreements. The Company earns a portion of their profits based on specified calculations. The amounts are calculated based on a net sales formula with the net sales, in some cases, being adjusted for certain specific costs and expenses. Other expenses associated with the selling, marketing and further development of these products are reflected in "Selling, informational and administrative expenses."

The Company is also licensed to sell Lipitor in certain foreign countries and will record sales in those countries.

                            PFIZER INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

Note 6:        Subsequent Events

On April 24, 1997, the Company's shareholders voted to increase the number of authorized common shares from 1.5 billion to three billion. The Board of Directors subsequently approved a two-for-one stock split in the form of a 100% stock dividend to all shareholders who own shares on June 2, 1997. The par value will remain at $.05 per share. The Company will issue the additional shares on June 30.

Common share and per share amounts in the financial statements do not reflect the impact of the stock split. If restated for the split, figures in this filing would be as follows:

                                                                1997            1996
    Weighted average number of common shares
     and common share equivalents
     outstanding (millions):
      As reported                                                650             641
       Split basis                                             1,299           1,281

    Earnings per common share:
       As reported                                              $.93            $.81
       Split basis                                              $.46            $.40

Also on April 24, the Company's Board of Directors declared a $.34 dividend payable on June 12 to all shareholders who owned shares on May 9.

                                INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of March 30, 1997 and March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and subsidiary companies as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             KPMG Peat Marwick LLP





New York, New York
May 13, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net income for the first quarter of 1997 increased 16% over the first quarter of 1996. This increase was due to three main factors: higher sales volume, a proportionately lower cost of sales and a lower effective tax rate. Components of the Statement of Income follow:

(millions of dollars,
except per share data)
                                                  First Quarter
                                                1997            1996           % Change
Net sales                                      $3,002          $2,682             12
Alliance revenue                                   (1)              0              *

Total revenues                                  3,001           2,682             12

Cost of sales                                  $  545          $  513              6
  % of net sales                                18.2%           19.1%

Selling, informational
 and administrative expenses                   $1,114          $  994             12
  % of net sales                                37.1%           37.1%

Research and development expenses              $  413          $  366             13
  % of net sales                                13.8%           13.7%

Other deductions--net                          $   67          $   57             18
  % of net sales                                 2.2%            2.1%

Income before taxes and
 minority interests                            $  862          $  752             15
  % of net sales                                28.7%           28.0%

Taxes on income                                $  259          $  233             11

Effective tax rate                              30.0%           31.0%

Minority interests                             $    1          $    2            (50)

Net income                                     $  602          $  517             16
 % of net sales                                 20.1%           19.3%


Earnings per common share                      $  .93          $  .81             15


Cash dividends per common share                $  .34          $  .30             13

<F1>*Calculation not meaningful.

For explanation of percent changes, see discussion beginning on page 11.

TOTAL REVENUES

Total revenues include net sales and alliance revenue.

NET SALES

Net sales for the first quarter of 1997 increased by 11.9% over the first quarter of 1996. The components of the sales increase were as follows:

                                                             % Change
                                                             from 1996

                       Volume                                  12.3
                       Price                                    1.4
                       Currency                                (1.8)

                       Total net sales increase                11.9

        Wider acceptance of the Company's major products, particularly pharmaceuticals, caused the volume increase. Increases in net sales by segment over last year were as follows:

                                                        % of                 % of
                                                         Net                  Net
        (millions of dollars)                  1997     Sales       1996     Sales     % Change
        Health Care:

          Pharmaceuticals
            U.S.                              $1,298     43.3      $1,114     41.5        17
            International                        961     32.0         869     32.4        11
            Worldwide                          2,259     75.3       1,983     73.9        14

          Medical Technology                     316     10.5         316     11.8         0

          Total Health Care                    2,575     85.8       2,299     85.7        12

        Animal Health                            295      9.8         267     10.0        10

        Consumer Health Care                     132      4.4         116      4.3        14

        Total                                 $3,002    100.0      $2,682    100.0        12


        The following is a discussion of net sales by business segment:

        --     Pharmaceuticals

               Worldwide pharmaceutical sales by category were as follows:

                                               1997                 1996               % Change
               Cardiovascular                 $  922               $  852                  8
               Infectious Diseases               682                  574                 19
               Central Nervous System            404                  329                 23
               Other                             251                  228                 10
               Total                          $2,259               $1,983                 14

               Sales of the Company's six major products accounted for 78% of pharmaceutical sales and 59% of total sales. Individual product sales and a brief discussion of each follow:

                                                                  First Qtr.
                                                                  1997 Sales           % Change
               Product              Category                      (millions)           from 1996
               Norvasc              Cardiovascular                   $498                 29
               Procardia XL         Cardiovascular                    239                (22)
               Cardura              Cardiovascular                    154                 26
               Zithromax            Infectious Diseases               264                 65
               Diflucan             Infectious Diseases               218                  1
               Zoloft               Central Nervous System            394                 24

-- Norvasc is a "calcium channel blocker" prescribed as a once-a-day treatment for angina and hypertension. The product's qualities, including its effectiveness in treating patients with a high risk of hypertension and those with other ailments, helped its sales growth. It is now the largest-selling cardiovascular medication of its type and the second-largest-selling cardiovascular medication in the world.

-- Procardia XL is a more mature "calcium channel blocker," also for the treatment of angina and hypertension. Its sales have declined recently as the Company focuses its marketing on Norvasc. Despite the decline, Procardia XL remains the largest-selling cardiovascular medication in the U.S.

-- Cardura is an "alpha blocker" prescribed as a once-a-day treatment for hypertension and for enlarged prostate. Sales have increased as more physicians recognize the effectiveness of alpha blockers for those ailments.

-- Zithromax is a multi-purpose antibiotic whose sales improved greatly over last year, making it the most-prescribed single-source antibiotic in the U.S. in the first quarter. The medication is used for a wide range of ailments for adults and children; it needs to be taken less often than other antibiotics; and it has relatively few adverse side effects. In addition to the advantages of the product itself, the heavy flu season in the U.S. this winter increased demand for this antibiotic.
        Its sales remain strong in France and Germany and in Italy, where it is the largest-selling oral antibiotic. Sales of the children's version now rank second in new pediatric prescriptions of U.S. branded oral antibiotics. Recently approved applications for Zithromax include treatment of lower-respiratory infections in children; certain sexually transmitted diseases; an intravenous form for pneumonia; pelvic inflammations; and certain infections related to HIV. The Company is also conducting trials for the use of Zithromax to treat infections in ulcer patients.

-- Diflucan is the world's best-selling prescription antifungal medicine. It is prescribed for the treatment of many infections, particularly for patients with weakened immune systems. The product is also prescribed to treat yeast infections and the Company filed an application in the U.S. to allow its use for nail infections as well. Although it is well regarded and the preferred treatment for a wide range of infections, it is a relatively mature product in its tenth year on the world market. This has tempered its sales growth.


-- Zoloft is one of the leading medications for treatment of depression and is also prescribed to treat obsessive-compulsive disorders. The major portion of Zoloft's sales occurred in the U.S. where sales benefited from wholesaler stocking patterns. The Company also launched the product in France and Germany in the first quarter, which contributed to the sales increase over last year. The Company has filed an application with the FDA to also allow its use for the treatment of panic disorder.

        The Company's patent protection for these products extends into the next century, ranging from 2000 for Cardura to 2007 for Norvasc.

--      Medical Technology

        Sales were even with last year's level despite strong sales of "stents" (tubes to keep blocked arteries and other passages open), which increased 32% over last year to $28 million. Several factors offset this growth, including pricing pressures, competitive pressure on some product lines and the impact of foreign currency fluctuations. Medical Technology was formerly named Hospital Products and engages in the same business as discussed in the Company's 1996 Annual Report.

--      Animal Health

        The growth of Dectomax, sales of other livestock products and the introduction of Rimadyl caused most of the increase in Animal Health sales this quarter. The Company launched Dectomax last year in the U.S., Australia, Japan and other international markets as a treatment for parasites in livestock. Sales grew 125% over last year, reaching $27 million in the quarter. In recent years, low U.S. cattle prices and high feed costs caused producers to reduce purchases of livestock medicines. The U.S. livestock market is beginning to stabilize in 1997, which also helped to increase domestic sales over 1996. Rimadyl is a medication for dogs used in the treatment of arthritis pain and inflammation. Sales of Rimadyl reached $14 million in the quarter after its U.S. launch in January 1997.

--      Consumer Health Care

        Acquisitions in 1996 were the primary cause of the sales increase for Consumer Health Care. In April 1996, the Company acquired Cortizone, the leading over-the-counter itching treatment in the U.S., and Hemorid, a hemorrhoid treatment specially designed for women.



Sales in the U.S. increased largely due to pharmaceutical sales growth, particularly Norvasc, Zithromax and Zoloft, as described above. Although a majority of the Company's sales are in the U.S., a large portion are in foreign markets. Net sales by geographic area were as follows:

        (millions of dollars)
                    First Quarter
                      % of                 % of
                       Net                  Net
         1997         Sales      1996      Sales                                       % Change

        $1,667         55.5     $1,449      54.0           United States                  15

           699         23.3        650      24.3           Europe                          8

           390         13.0        376      14.0           Asia                            4

           179          6.0        153       5.7           Canada/Latin America           17

            67          2.2         54       2.0           Africa/Middle East             24

        $3,002        100.0     $2,682     100.0           Consolidated                   12

        The dollar's strength against foreign currencies decreases total sales when sales in foreign markets are translated into their dollar equivalent. For example, international pharmaceutical sales increased 15% excluding the impact of foreign exchange as compared to the 11% reported. Currency impact was most pronounced in Japan in the first quarter of 1997 as the value of the dollar strengthened against the yen. Given the strength of the dollar in the first quarter of 1997 relative to the prior year, foreign exchange, at current exchange rates, would reduce sales and income growth for the full year by two to three percentage points.

ALLIANCE REVENUE

"Alliance revenue" reflects the results of business alliances for sales of two new pharmaceutical products. For further discussion, see Note 5, "Business Alliances", on page 7.


COSTS AND EXPENSES

Cost of Sales

Cost of sales increased only 6% over last year despite the 12% increase in sales and reflected increased sales of higher-margin products and more efficient manufacturing.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 12% over the 1996 level, in line with the sales growth. Support of new products was the major cause of this increase.

Research and Development Expenses

Research and development expenses increased 13% over the prior year period. Health care R&D expenses, expressed as a percentage of health care net sales, were 16.6% in 1997 and 15.7% in 1996. The Company plans to spend about $2 billion in 1997 to discover new chemical compounds and advance others in development. These include the following:

-- Trovan, a multi-purpose antibiotic in both oral and intravenous forms (filed with the FDA in December 1996). The Company hopes to launch this product for a large number of applications in late 1997 or early 1998;

-- Zeldox, for treatment of psychotic disorders (filed with the FDA in March 1997);

-- Viagra, for treatment of impotence (clinical development has been completed and regulatory filings are being prepared);

--      dofetilide, for treatment of heart ailments;

--      Eletriptan, for treatment of migraine headaches;

--      Droloxifene and TLC-D99 for cancer;

--      Zopolrestat for nervous system disorders related to diabetes; and

--      Voriconazole, for treatment of fungal infections.

The Company is also developing new applications or dosage forms for Norvasc, Zoloft, Cardura, Zithromax and Diflucan.

Other Deductions--Net

The following components were included in "Other deductions -- net" in the first quarter:

               (millions of dollars)
               First Quarter                                     1997          1996
               Interest income                                  $(34)        $ (29)
               Interest expense                                   37            38
               Amortization of goodwill
                and other intangibles                             18            14
               Foreign exchange losses                             6             4
               Other, net                                         40            30
               Other deductions--net                            $ 67         $  57

Net interest expense decreased primarily due to a higher average level of investments. Amortization increased due to 1996 acquisitions.

TAXES ON INCOME

The effective tax rate decreased from 31.0% in 1996 to 30.0%, as projected for 1997. The major cause of the decline was the changing mix of income by country offset by lower tax benefits from the Company's operations in Puerto Rico. Tax law changes in 1993 and 1996 are reducing these benefits.

LIQUIDITY AND CAPITAL RESOURCES

Operations in the first quarter of 1997 provided significant positive cash flows. Operating cash flows, along with commercial paper and other worldwide credit facilities, provide adequate funds to meet the Company's operating needs.

During the first quarter of 1997, the Company used working capital provided by operations and the proceeds from short-term borrowings for short-term investments, payment of dividends and the investments in property, plant and equipment. Also, in the first quarter of 1997, the Company repurchased approximately 1.4 million shares of common stock in the open market at an average cost of $88 per share.

The positive performance in the first quarter of 1997 enhanced the Company's financial strength as indicated by the following measures:

--      Selected Measures of Liquidity and Capital Resources

                                                         March 30,       Dec. 31,       March 31,
                                                           1997            1996           1996

        Working capital (millions of dollars)            $   1,146       $    828       $    924

        Current ratio                                       1.20:1         1.15:1         1.17:1

        Debt to total capitalization
         (percentage)*                                         32%            30%            33%

        Shareholders' equity per
         common share**                                  $   11.38       $  11.08       $   9.47

<F1>    *  Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

        ** Represents total shareholders' equity divided by the actual number of common shares outstanding.

--      Net Financial Asset (Debt) Position

        (millions of dollars)                            March 30,       Dec. 31,       March 31,
                                                           1997            1996           1996
        Financial assets*                                 $3,337          $3,154         $2,596
        Short-term borrowings and
         long-term debt                                    3,314           2,922          2,923

        Net financial assets (debt)                       $   23          $  232         $ (327)

<F1>        * Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

The Company maintains financial flexibility through the use of credit facilities to complement its operating cash flows to fund investing and financing activities. The levels of debt and investments will therefore vary depending on the Company's operating results.


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report, as with other written reports and oral statements by the Company, may contain what are called "forward-looking statements". All such statements are subject to risks and uncertainties. One can identify these statements by the fact that they do not relate strictly to historic or current facts. The reader can also identify them by their use of words such as "plans," "expects," "will" and other words of similar meaning. These statements are likely to address:
        --     results of the Company's operations, expenses or sales;
        --     product approvals or performance;
        --     clinical results or product development;
        --     sales efforts; and
        --     financial results.

Readers must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These include inaccurate assumptions, many risks and many uncertainties, including some that are known and some that are not. Such differences can be material and no forward-looking statement can be guaranteed.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors described in the Company's filings with the SEC, especially on Forms 10-K, 10-Q and 8-K (if any). In its Form 10-K filing for the 1996 fiscal year, the Company listed various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Cautionary Factors That May Affect Future Results." The Company incorporates that section of that Form 10-K in this filing by reference and investors should refer to it. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.



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

        On September 30, 1993, Dairyland Insurance Co., a carrier providing excess liability coverage ("excess carrier") in the early 1980s, commenced an action in the California Superior Court in Orange County, seeking a declaratory judgment that it was not obligated to provide insurance coverage for Shiley heart valve liability claims. On October 8, 1993, the Company filed cross-complaints against Dairyland and filed third-party complaints against 73 other excess carriers who sold excess liability policies covering periods from 1979 to 1985, seeking damages and declaratory judgments that they are obligated to pay for defense and indemnity to the extent not paid by other carriers. A significant portion of such claims has been resolved and the remainder is involved in pretrial discovery. On April 26, 1996, the trial court entered an order in at least one working valve lawsuit stating that implanting an allegedly defective heart valve was not an appropriate trigger of insurance coverage. A motion to dismiss the Company's coverage claims for other working valve claims is pending. Even if the Court's prior decision is applied to all claims alleging anxiety that properly functioning valves might fracture in the future, it does not deal with fracture claims, which are also part of the Company's claims, and as to which a further motion by the carriers is pending. On May 1, 1997, the Company filed a cross-motion concerning the appropriate trigger of insurance coverage for fracture claims. The Company filed an interlocutory appeal concerning an important discovery matter for which the Court of Appeal, Fourth Appellate District, has granted a hearing and has entered an order staying the pending motions and all other activities before the trial court, other than discovery.

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

        At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of active personal injury claims, exclusive of those covered by the Future Claims Settlement preliminary injunction and those which are inactive or have been settled in principle as of April 26, 1997, is 9,771 asbestos cases against Quigley; 3,880 asbestos cases against the Company; and 67 talc cases against the Company.

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

        The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs) (the "Federal Class Action"), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the
Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. The decision on the wholesalers has been made final, and been appealed. The decision on the indirect purchasers has been certified, and accepted, for appeal. The Court has put off setting a trial date while these matters are pending.

        In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement will not be increased. The Settlement Agreement, as amended, received final approval June 21, 1996. An appeal of that approval is pending.

        In addition, consumer class actions have been filed in state courts and the District of Columbia, alleging injury to consumers as well as retail pharmacies from the failure to give discounts to retail pharmacy companies. Both a consumer class and a retailer class have been certified in separate California actions. On February 3, 1997 a limited consumer class was certified in the District of Columbia. Consumer class actions filed in Colorado, New York and Washington have been dismissed; Washington and New York are now on appeal. The Company was dismissed from a retailer class action in Wisconsin; now on appeal. Consumer class actions are also pending in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota and Tennessee. Retailer class actions are also pending in Alabama and Minnesota.

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

        In August 1996, the Company received a Warning Letter from the FDA relating to certain promotional materials used in the marketing of Zoloft. The Company has been in communication with the FDA on this matter and the discussions are proceeding. Two purported consumer class actions involving Zoloft were filed, in Circuit Court, Dallas County, Texas, on December 3, and in Superior Court, San Diego County, California, on December 26, 1996. Each complaint alleges that Pfizer's promotional materials improperly implied that the FDA had approved Zoloft as safe and effective for certain indications, and that patients for whom Zoloft was prescribed as a result of the promotion were entitled to a refund of their purchase price. Both suits were removed to federal court; but the Texas suit was remanded to state court. A similar motion by the plaintiffs in the California case is pending. The Company believes the suits are without merit.

        The securities class action commenced July 13, 1990, arising out of allegations relating to Shiley heart valves, was settled and the settlement was approved December 13, 1996. No appeals were filed from the order approving the settlement and the time within which to appeal has expired. The settlement had no material impact on the Company's financial position or on the results of its operations. A derivative action commenced on April 2, 1990 against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves is pending in the Superior Court, Orange County, California. The complaint seeks, among other forms of relief, damages in an unspecified amount. Even though it is believed that the suit is without merit, in order to avoid the monetary and other costs of litigation, the Company has entered into an agreement to settle this action by way of a $15 million payment by the Company's insurance carrier to the Company with an attorneys' fee to be paid by the Company out of the proceeds of the settlement to the shareholders' attorneys who brought the case. A fairness hearing was held on April 11, 1997 and on May 5, 1997 the court entered an order affirming the settlement.

        A purported class action entitled Bradshaw v. Pfizer Inc. and Howmedica Inc. is pending in the U.S. District Court, Northern District of Ohio. The action sought monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleges that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. The federal magistrate judge has recommended that the district court deny the plaintiffs' motion to certify the case as a class action. The Company believes that the suit is without merit. On February 4, 1997, the Company was served with 15 separate actions in the United States District Court for the District of New Jersey, brought by some of the same individuals previously identified as members of the purported class in the Bradshaw action, represented by the same lawyers, and making the same allegations. The Company believes that most if not all of these cases are without merit.

        The Company and/or Howmedica, along with other device manufacturers and numerous orthopedic surgeons, have been named as defendants in approximately 700 cases (among over 1,600 pending) in numerous state and federal courts seeking damages relating to alleged improper design, manufacture, and/or promotion of bone screws for unapproved use in spinal pedicles. Neither Howmedica nor the Company manufactured or sold pedicle screws in the U.S., but the claims allege a conspiracy among all of the defendants to over-promote the devices. The federal cases have been consolidated by the Multidistrict Panel in the U.S. District Court in Philadelphia, which ruled on April 8, 1996 that all claims against the manufacturers except express warranty and improper promotion are preempted. The recent decisions of the United States Supreme Court in Lohr v. Medtronic may impact the availability of the pre-emption defense in this case (and in other medical device cases). The Company believes the cases are without merit. As of the end of the first quarter, all but approximately 50 of the cases have been voluntarily dismissed with prejudice. Dismissals have been agreed to, subject to documentation, for all but one of the remainder.

        Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems (AMS) were filed and ultimately dismissed or discontinued.
Thereafter, in late 1996 and early 1997 over 300 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. The Company believes that most if not all of these cases are without merit.

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


Item 6:        Exhibits and Reports on Form 8-K


        (a)    Exhibits

               1)   Exhibit 10   -  Performance-Contingent Share Award Program
               2)   Exhibit 11   -  Computation of Earnings Per Common Share
               3)   Exhibit 12   -  Computation of Ratio of Earnings to Fixed
                                         Charges
               4)   Exhibit 15   -  Accountants' Acknowledgment
               5)   Exhibit 27   -  Financial Data Schedule


        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the first quarter ended March 30, 1997.

                                PFIZER INC. AND SUBSIDIARY COMPANIES


                                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                               Pfizer Inc.
(Registrant)





Date:  May 13, 1997

                                      H. V. Ryan, Vice President; Controller
                                         (Principal Accounting Officer and
                                             Duly Authorized Officer)

                                                                 Exhibit 11

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                          COMPUTATION OF EARNINGS PER COMMON SHARE
                              (millions, except per share data)
                                         (Unaudited)



                                                              Three Months Ended
                                                             March 30,       March 31,
                                                                1997           1996
Primary:
Net income                                                      $602           $517

Weighted average number of common
 shares outstanding                                              628            621
Common share equivalents (a)                                      22             20
Weighted average number of common
 shares and common share equivalents                             650            641

Net income per common share                                     $.93           $.81



Fully Diluted:

Net income                                                      $602           $517

Weighted average number of common
 shares outstanding                                              628            621
Common share equivalents and other
 dilutive securities                                              22             20
Weighted average number of common
 shares and common share equivalents                             650            641

Net income per common share                                     $.93           $.81


</F1>(a)    Applies to stock option plans.

                                                               Exhibit 12


                                     PFIZER INC. AND SUBSIDIARY COMPANIES
                               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                  (Unaudited)

                                      Three
                                      Months
                                      Ended
(millions of dollars,                March 30,              Year Ended December 31,
except ratios)                         1997          1996      1995      1994      1993        1992

Determination of earnings:
 Income from continuing
  operations before
  provision for taxes on
  income, minority
  interests and cumulative
  effect of accounting
  changes                            $  862         $2,804    $2,299    $1,830     $835      $1,541
   Less:
    Minority interests                    1              6         7         5        2           3
    Undistributed
     earnings/(losses) of
     unconsolidated
     subsidiaries                         0              0         0        (1)       1           8

    Adjusted income                     861          2,798     2,292     1,826      832       1,530
 Fixed charges                           48            206       232       158      136         130
      Total earnings
      as defined                     $  909         $3,004    $2,524    $1,984     $968      $1,660

Fixed charges and other:
 Interest expense (a)                $   37         $  165    $  192    $  127     $107      $  103
 Rents (b)                               11             41        40        31       29          27

   Fixed charges                         48            206       232       158      136         130
Capitalized interest                      0              5        13        15       14          12

   Total fixed charges               $   48         $  211     $ 245    $  173     $150      $  142

Ratio of earnings to fixed
 charges                               18.9           14.2      10.3      11.5      6.5        11.7


<F1>(a)     Interest expense includes amortization of debt discount and expenses.

(b) Rents included in the computation consist of one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.

                                                              Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


        We hereby acknowledge the incorporation by reference of our report dated May 13, 1997, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended March 30, 1997, in the Prospectus dated December 27, 1972, as supplemented February 6, 1973, of Pfizer Inc., filed under the Securities Act of 1933 in the Registration Statement on Form S-15 dated
December 13, 1982 (File No. 2-80884), as amended, in the Registration
Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990 (File No. 33-34139), in the Registration Statement on Form S-8 dated January 24, 1991 (File No. 33-38708), in the Registration Statement on Form S-8 dated November 18,
1991 (File No. 33-44053), in the Registration Statement on Form S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-56435), in the Registration Statement on Form S-8 dated December 20, 1994 (File No 33-56979), in the Registration Statement on Form S-4 dated February 14, 1995 (File No. 33-57709) and in the Registration Statement on Form S-8 dated March 29, 1996 (File No. 33-02061).

        Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.






                                                      KPMG Peat Marwick LLP


New York, New York
May 13, 1997