Form 10-Q
period 1997-06-29
PFIZER INC
filed 1997-08-13
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 29, 1997

                                             OR

                          TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from________to_______

                                COMMISSION FILE NUMBER 1-3619

                                             --

                                         PFIZER INC.
                   (Exact name of registrant as specified in its charter)

        DELAWARE                              13-5315170
(State of incorporation)                   (I.R.S. Employer
                                         Identification No.)

                       235 East 42nd Street, New York, New York 10017
                          (Address of principal executive offices)

                                       (212) 573-2323
                               (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X           NO

At July 31, 1997, 1,292,616,811 shares of the issuer's common stock were outstanding.

                                                 PFIZER INC.

                                                  FORM 10-Q

                                            For the Quarter Ended
                                                June 29, 1997

                                              Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.
    Financial Statements:                                                                       Page
      Condensed Consolidated Statement of Income for
         the three months and six months ended June 29, 1997
         and June 30, 1996                                                                          3

      Condensed Consolidated Balance Sheet at
         June 29, 1997, December 31, 1996 and June 30, 1996                                         4

      Condensed Consolidated Statement of Cash Flows for the
         six months ended June 29, 1997 and June 30, 1996                                           5

      Notes to Condensed Consolidated Financial Statements                                          6

    Independent Auditors' Report                                                                   10

Item 2.

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                                11

PART II.  OTHER INFORMATION

Item 1.

    Legal Proceedings                                                                              20

Item 4.

    Submission of Matters to a Vote of Security Holders                                            27

Item 6.

    Exhibits and Reports on Form 8-K                                                               28

                               PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         (UNAUDITED)
                                                   Three Months Ended           Six Months Ended
                                                   June 29,     June 30,      June 29,      June 30,
                                                     1997         1996          1997          1996
(millions, except per share data)

Net sales . . . . . . . . . . . . . . . . . . . . .$2,854       $2,661        $5,856        $5,343
Alliance revenue. . . . . . . . . . . . . . . . . .    59            0            58             0

Total revenues. . . . . . . . . . . . . . . . . . . 2,913        2,661         5,914         5,343

Costs and expenses
 Cost of sales  . . . . . . . . . . . . . . . . . .   510          521         1,055         1,034
 Selling, informational and
   administrative expenses. . . . . . . . . . . . . 1,245        1,083         2,359         2,077
 Research and development expenses  . . . . . . . .   461          422           874           788
 Other deductions--net. . . . . . . . . . . . . . .    61           61           128           118

Income before provision for taxes
 on income and minority interests . . . . . . . . .   636          574         1,498         1,326

Provision for taxes on income . . . . . . . . . . .   175          178           434           411

Minority interests. . . . . . . . . . . . . . . . .     4            2             5             4

Net income. . . . . . . . . . . . . . . . . . . . .$  457       $  394        $1,059        $  911

Earnings per common share . . . . . . . . . . . . .$  .35       $  .31        $  .81        $  .71

Weighted average shares used
 to calculate earnings per
 share amounts. . . . . . . . . . . . . . . . . . . 1,301        1,285         1,300         1,283

Cash dividends per common share . . . . . . . . . .$  .17       $  .15        $  .34        $  .30


<F1>See accompanying Notes to Condensed Consolidated Financial Statements.

                                      PFIZER INC. AND SUBSIDIARY COMPANIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)                                        June 29,       Dec. 31,       June 30,
                                                               1997*         1996**         1996*

                                                     ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . $ 1,514         $ 1,150       $   870
  Short-term investments. . . . . . . . . . . . . . . . . .     723             487         1,106
  Accounts receivable, less allowances of
    $61, $58 and $62. . . . . . . . . . . . . . . . . . . .   2,525           2,252         2,133
  Short-term loans. . . . . . . . . . . . . . . . . . . . .     220             354           334
  Inventories
    Finished goods. . . . . . . . . . . . . . . . . . . . .     641             617           538
    Work in process . . . . . . . . . . . . . . . . . . . .     743             695           631
    Raw materials and supplies. . . . . . . . . . . . . . .     280             277           272
      Total inventories . . . . . . . . . . . . . . . . . .   1,664           1,589         1,441
  Prepaid expenses, taxes
    and other current assets. . . . . . . . . . . . . . . .     697             636           607
      Total current assets. . . . . . . . . . . . . . . . .   7,343           6,468         6,491
Long-term loans and investments . . . . . . . . . . . . . .   1,224           1,163           606
Property, plant and equipment, less
  accumulated depreciation of
    $2,260, $2,155 and $2,068 . . . . . . . . . . . . . . .   3,943           3,850         3,571
Goodwill, less accumulated amortization of
  $129, $115 and $95. . . . . . . . . . . . . . . . . . . .   1,344           1,424         1,476
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . . . . . . . . .   1,878           1,762         1,475
      Total assets. . . . . . . . . . . . . . . . . . . . . $15,732         $14,667       $13,619


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt of
      $1, $261 and $502 . . . . . . . . . . . . . . . . . . $ 2,978         $ 2,235       $ 2,545
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     971             913           652
  Income taxes payable. . . . . . . . . . . . . . . . . . .     789             892           726
  Dividends payable . . . . . . . . . . . . . . . . . . . .     221              --           193
  Accrued compensation and related items. . . . . . . . . .     400             436           417
  Other current liabilities . . . . . . . . . . . . . . . .   1,063           1,164         1,315
      Total current liabilities . . . . . . . . . . . . . .   6,422           5,640         5,848

Long-term debt. . . . . . . . . . . . . . . . . . . . . . .     731             687           583
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . . . . . . . . .     407             412           428
Deferred taxes on income. . . . . . . . . . . . . . . . . .     263             253           157
Other noncurrent liabilities. . . . . . . . . . . . . . . .     695             671           570
Minority interests. . . . . . . . . . . . . . . . . . . . .      40              50            49
      Total liabilities . . . . . . . . . . . . . . . . . .   8,558           7,713         7,635

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . . . . . . . . .      --              --            --
  Common stock. . . . . . . . . . . . . . . . . . . . . . .      69              34            34
  Additional paid-in capital. . . . . . . . . . . . . . . .   2,498           1,728         1,480
  Retained earnings . . . . . . . . . . . . . . . . . . . .   8,415           8,017         7,194
  Currency translation adjustment and other . . . . . . . .       7             145           122
  Employee benefit trust. . . . . . . . . . . . . . . . . .  (2,193)         (1,488)       (1,308)
  Common stock in treasury, at cost . . . . . . . . . . . .  (1,622)         (1,482)       (1,538)
      Total shareholders' equity. . . . . . . . . . . . . .   7,174           6,954         5,984
      Total liabilities and
         shareholders' equity . . . . . . . . . . . . . . . $15,732         $14,667       $13,619

<F1>*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                PFIZER INC. AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
(millions of dollars)
                                                                        Six Months Ended
                                                                     June 29,         June 30,
                                                                       1997             1996
Operating Activities
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .$1,059            $ 911
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles. . . . . . . . . . .   244              207
    Changes in operating assets and liabilities,
     net of effect of businesses acquired
     and divested . . . . . . . . . . . . . . . . . . . . . . . . . .  (642)            (407)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16               12
Net cash provided by operating activities . . . . . . . . . . . . . .   677              723

Investing Activities
  Purchases of property, plant and equipment. . . . . . . . . . . . .  (420)            (313)
  Purchases of short-term investments . . . . . . . . . . . . . . . .  (918)          (1,716)
  Proceeds from redemptions of short-term
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . .   759            1,719
  Acquisitions, net of cash acquired. . . . . . . . . . . . . . . . .    --             (371)
  Proceeds from sale of business. . . . . . . . . . . . . . . . . . .    --              353
  Other investing activities. . . . . . . . . . . . . . . . . . . . .    (1)              11
Net cash used in investing activities . . . . . . . . . . . . . . . .  (580)            (317)

Financing Activities
  Proceeds from issuance of long-term debt. . . . . . . . . . . . . .    54               --
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . .  (269)             (33)
  Increase in short-term debt . . . . . . . . . . . . . . . . . . . .   985              314
  Purchases of common stock . . . . . . . . . . . . . . . . . . . . .  (219)              --
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .  (440)            (384)
  Stock option transactions . . . . . . . . . . . . . . . . . . . . .   159              151
  Other financing activities. . . . . . . . . . . . . . . . . . . . .    17               23
Net cash provided by financing activities . . . . . . . . . . . . . .   287               71
Effect of exchange rate changes on cash and
  cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .   (20)             (10)
Net increase in cash and cash equivalents . . . . . . . . . . . . . .   364              467
Cash and cash equivalents balance at beginning
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,150              403
Cash and cash equivalents balance at end
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$1,514            $ 870

Supplemental Cash Flow Information
 Cash paid during the period for:
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .$  584            $ 429
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    78               64

<F1>See accompanying Notes to Condensed Consolidated Financial Statements.

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

Note 1:        Basis of Presentation

The Company prepared the condensed financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP (generally accepted accounting principles).

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of May 25, 1997 and May 26, 1996. The operating results for these subsidiaries are for the three and six month periods ending on the same dates.

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

Note 3:        Earnings Per Share

Earnings per share equals net income divided by the sum of weighted average shares outstanding plus common stock equivalents. Common stock equivalents are shares assumed to be issued if outstanding stock options were exercised. Fully diluted earnings per share amounts were the same as primary amounts for all periods presented. Exhibit 11 of this Form 10Q shows the calculation of earnings per share amounts.

In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings per Share." The new statement replaces the calculations currently used with:

       -- "basic earnings per share" including only actual weighted shares outstanding; and

       -- "diluted earnings per share" including the effect of any common stock equivalents or other items that are dilutive.

The new rules are effective at the end of 1997.

                            PFIZER INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

If the new rules were in effect, the Company's earnings per share amounts would be:

                                               Second Qtr.         Six Months
                                              1997      1996*     1997      1996*
       As reported:
          Primary and Fully Diluted           $.35      $.31      $.81      $.71

       Per SFAS No. 128:
          Basic                               $.36      $.31      $.84      $.73

          Diluted                             $.35      $.31      $.81      $.71

<F1>       *Restated for the June 1997 two-for-one stock split in the form of a 100% stock dividend.

Note 4:        Currency Translation and Other Equity Adjustments

The following items are included in the balance sheet caption "Currency translation adjustment and other":

    (millions of dollars)                                       1997           1996
    Currency translation adjustment                             $20            $148
    Net unrealized gain on investment securities                 54              42
    Minimum pension liability                                   (67)            (68)

    Total                                                       $ 7            $122

Changes in the currency translation adjustment balance for the first six months of 1997 and 1996 were:

    (millions of dollars)                                       1997           1996
    Opening balance                                             $174           $207
    Translation adjustments and hedges                          (154)           (59)
    Ending balance                                              $ 20           $148

The strengthening of the U.S. dollar against the Japanese yen and various European currencies, especially in Germany and France, was the primary cause of the change in the currency translation adjustment for the first six months of 1997.

Note 5:        Business Alliances

The Company has entered into agreements related to two new pharmaceutical products developed by other companies:

-- Lipitor, a cholesterol-lowering medication, developed by the Parke-Davis division of Warner-Lambert; and

-- Aricept, a medication to treat symptoms of Alzheimer's disease, developed by the Eisai Co., Ltd.

The Company provides funds, staff and other resources to sell, market, promote and further develop these medications.

Lipitor was launched in the U.S., the United Kingdom, Germany and Canada in the first calendar quarter of 1997. Aricept was launched in the U.S. in the first calendar quarter and in the United Kingdom in the second. Both products will also be sold in other countries when approved.

                            PFIZER INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

In the Condensed Consolidated Statement of Income, "Alliance revenue" represents the Company's revenues earned under the copromotion agreements (a percentage of net sales adjusted, in some cases, for certain specific costs). "Selling, informational and administrative expenses" include the Company's other expenses for selling, marketing and further development of these products.

The Company is also licensed to sell Lipitor and Aricept in certain foreign countries. For those licensed sales, the Company will record "Net sales" instead of "Alliance revenue."

Note 6:        Stock Split

On April 24, 1997, the Company's shareholders voted to increase the number of authorized common shares from 1.5 billion to 3 billion. The Board of Directors subsequently approved a two-for-one stock split in the form of a 100% stock dividend to all shareholders who owned shares on June 2, 1997. The par value remains at $.05 per share. The Company issued the additional shares on June 30. All common share and per share amounts in the financial statements have been restated to reflect the impact of the stock split.

Note 7:        Policies for Derivative Financial Instruments

Expanded SEC disclosure rules for derivative financial instruments became effective in June 1997. Following are the new required disclosures:

The Company uses various derivative financial instruments to reduce exposure to foreign exchange risks. These include "forward-exchange contracts", "purchased currency options" and "currency swaps". The Company also uses "interest rate swap" derivatives to adjust interest rate exposures.

The Company considers its derivative financial instruments to be "hedges" (i.e., an offset of foreign exchange and interest rate risks) when certain criteria are met. Under hedge accounting for purchased currency options, the Company defers the instrument's impact on earnings until it recognizes the underlying hedged item in earnings. The other instruments do not involve deferral since the earnings impact they offset occurs during the terms of the contracts.

Foreign Currency Derivative Instruments

The Company's criteria to qualify for hedge accounting are:

-- The instrument must be related to a foreign currency asset, liability or anticipated transaction that is probable and whose characteristics and terms have been identified;

--     It must involve the same currency as the hedged item; and

-- It must reduce the risk of foreign currency exchange movements on the Company's operations.

If an existing instrument becomes ineffective (i.e., it no longer meets the criteria described), it is reported at its fair value.

                            PFIZER INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

Interest Rate Derivative Instruments

The Company's criteria to qualify for hedge accounting are:

--     The instrument must be related to an asset or a liability; and

-- It must change the character of the interest rate by converting a variable rate to a fixed rate or vice versa.

Derivative Financial Instruments Reported in the Financial Statements

"Other assets, deferred taxes and deferred charges" in the balance sheet include:

--     The unamortized premium paid on purchased currency options, and

--     The net amounts receivable related to currency swaps.

"Other current liabilities" in the balance sheet include:

--     The net fair value of forward-exchange contracts, and

--     The net amounts payable related to currency swaps.

Cash flows related to derivative transactions are reported along with the related transactions in "Net cash provided by operating activities" in the statement of cash flows.

Note 8:        Derivative Financial Instruments

During the quarter, the Company entered into forward-starting interest rate swap contracts. These contracts are effective in December 1997 and mature in December 1998. They will effectively convert short-term, floating interest into fixed interest rates on debt issuances and effectively extend the terms of current swap contracts. Aggregate notional principal amounts are:

-- the equivalent of $918 million related to Japanese yen debt with a floating rate to be fixed at 1.3%; and

-- the equivalent of $410 million related to Swiss franc debt with a floating rate to be fixed at 2.1%.

                                INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of June 29, 1997 and June 30, 1996, and the related condensed consolidated statements of income for each of the three month and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
August 13, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net income for both the second quarter and first half of 1997 increased 16% over the comparable periods of 1996. These increases were due to three main factors: higher sales volume, a lower relative cost of sales and a lower effective tax rate. Components of the Statement of Income follow:

(millions of dollars,
except per share data)
                                        Second Quarter                        Six Months
                                   1997        1996     % Change        1997       1996     % Change
Net sales                         $2,854      $2,661        7          $5,856     $5,343       10
Alliance revenue                      59           0        *              58          0        *

Total revenues                     2,913       2,661        9           5,914      5,343       11

Cost of sales                     $  510      $  521       (2)         $1,055     $1,034        2
  % of total revenues              17.5%       19.6%                    17.8%      19.4%

Selling, informational
 and administrative
 expenses                         $1,245      $1,083       15          $2,359     $2,077       14
  % of total revenues              42.8%       40.7%                    39.9%      38.9%

Research and
 development expenses             $  461      $  422        9          $  874     $  788       11
  % of total revenues              15.8%       15.8%                    14.8%      14.7%

Other deductions--net             $   61      $   61        0          $  128     $  118        8
  % of total revenues               2.1%        2.3%                     2.2%       2.2%

Income before taxes and
 minority interests               $  636      $  574       11          $1,498     $1,326       13
  % of total revenues              21.8%       21.6%                    25.3%      24.8%

Taxes on income                   $  175      $  178       (2)         $  434     $  411        6

Effective tax rate                 27.5%       31.0%                    29.0%      31.0%

Minority interests                $    4      $    2      100          $    5     $    4       25


Net income                        $  457      $  394       16          $1,059     $  911       16
  % of total revenues              15.7%       14.8%                    17.9%      17.1%


Earnings per
 common share                     $  .35      $  .31       13          $  .81     $  .71       14


Cash dividends per
 common share                     $  .17      $  .15       13          $  .34     $  .30       13


*Calculation not meaningful.

TOTAL REVENUES

Total revenues for the second quarter of 1997 increased by 9.4% over the second quarter of 1996, while total revenue for the first half of 1997 increased 10.7% over the first half of 1996. The components of the total revenue increase were as follows:

                                              % Change from 1996
                                                Second Quarter          Six Months
               Volume                                12.8                  12.5
               Price                                   .9                   1.2
               Currency                              (4.3)                 (3.0)

               Total revenue increase                 9.4                  10.7

        Wider acceptance of the Company's major products, particularly pharmaceuticals, contributed to the volume increases. Total revenues for the second quarter by segment and the increases over last year were as follows:

                                                    % of                  % of
                                                    Total                 Total
        (millions of dollars)            1997     Revenues     1996     Revenues     % Change*
        Health Care:

          Pharmaceuticals
            U.S.                        $1,102      37.9      $  959      36.0          15
            International                1,000      34.3         925      34.8           8
            Worldwide                    2,102      72.2       1,884      70.8          12

          Medical Technology               362      12.4         360      13.5           1

          Total Health Care              2,464      84.6       2,244      84.3          10

        Animal Health                      314      10.8         291      11.0           8

        Consumer Health Care               135       4.6         126       4.7           8

        Total                           $2,913     100.0      $2,661     100.0           9

        *Percentages may reflect rounding adjustments.

        Total revenues for the first half of 1997 by segment and the increases over last year were as follows:

                                                    % of                  % of
                                                    Total                 Total
        (millions of dollars)            1997     Revenues     1996     Revenues     % Change
        Health Care:

          Pharmaceuticals
            U.S.                        $2,399      40.6      $2,073      38.8          16
            International                1,961      33.1       1,794      33.6           9
            Worldwide                    4,360      73.7       3,867      72.4          13

          Medical Technology               678      11.5         676      12.6           0

          Total Health Care              5,038      85.2       4,543      85.0          11

        Animal Health                      609      10.3         558      10.5           9

        Consumer Health Care               267       4.5         242       4.5          10

        Total                           $5,914     100.0      $5,343     100.0          11

The following is a discussion of total revenues by business segment:

--      Pharmaceuticals

Worldwide pharmaceutical revenues by category were as follows:


                               Second Quarter         %        Six Months           %
                                       1997      1996     Change     1997      1996     Change
               Cardiovascular         $  873    $  780      12      $1,795    $1,632      10
               Infectious
                  Diseases               567       555       2       1,249     1,129      11
               Central Nervous
                  System                 333       308       8         737       637      16
               Alliance revenue           59         0       *          58         0       *
               Other                     270       241      12         521       469      11
               Total                  $2,102    $1,884      12      $4,360    $3,867      13

* Calculation not meaningful.

Sales of the Company's six major products accounted for 73% of pharmaceutical revenues and 53% of total revenues in the second quarter. Individual product sales and a brief discussion of each follow:

                                                                  Second Qtr.
                                                                  1997 Sales           % Change
               Product              Category                      (millions)           from 1996
               Norvasc              Cardiovascular                   $521                 24
               Procardia XL         Cardiovascular                    168                (14)
               Cardura              Cardiovascular                    148                 17
               Zithromax            Infectious Diseases               158                 16
               Diflucan             Infectious Diseases               216                 (4)
               Zoloft               Central Nervous System            323                  9

-- Norvasc is a "calcium channel blocker" prescribed as a once-a-day treatment for angina and hypertension. It is now the largest-selling cardiovascular medication in the U.S. and the second-largest-selling cardiovascular medication in the world.

-- Procardia XL is a more mature "calcium channel blocker," also for the treatment of angina and hypertension. Sales have declined recently as the Company focuses its emphasis on Norvasc. Despite the decline, Procardia XL is the second-largest-selling cardiovascular medication in the U.S.

-- Cardura is an "alpha blocker" prescribed as a once-a-day treatment for hypertension and for enlarged prostate. Sales have increased as more physicians recognize the effectiveness of alpha blockers in the treatment of these conditions.

-- Zithromax, a multi-purpose antibiotic, is the most-prescribed and fastest growing branded antibiotic in the U.S. The medication is used for a wide range of infections for adults and children. It needs to be taken less often than other antibiotics and has relatively few adverse side effects. Sales for the first half of 1997 increased 43% largely due to heavy demand during the flu season in the first quarter. Its sales remain strong in key European markets, including Italy, where it remains the largest-selling oral antibiotic. Sales of the children's version now rank second in new prescriptions of U.S. branded pediatric oral antibiotics. Zithromax is now approved for the treatment of lower-respiratory infections in children, certain sexually transmitted diseases and certain infections related to HIV. An intravenous form is approved for the treatment of pneumonia and pelvic inflammatory disease. The Company is also conducting trials for the use of Zithromax to treat infections in ulcer patients.

-- Diflucan is the world's best-selling prescription antifungal medicine. It is prescribed for the treatment of many infections, particularly for patients with weakened immune systems. The product is also prescribed to treat yeast infections and the Company filed an application in the U.S. to allow its use for nail infections. Although it is well regarded and the preferred treatment for a wide range of infections, it is a relatively mature product and is in its tenth year on the world market. This has tempered its sales growth. Excluding the impact of exchange, sales increased 3% in the second quarter. Slower sales in the quarter reflect the lower incidence of fungal infections in AIDS patients due to increased use of protease inhibitors, as well as pricing pressures in the hospital market.

-- Zoloft is one of the leading medications for treatment of depression and is also prescribed to treat obsessive-compulsive disorders. The Company launched the product for depression in France and Germany in the first quarter. Sales for the first half increased 17%, while changes in wholesaler stocking patterns reduced second quarter sales in the U.S., the product's major market. Changes in prescription market share caused the wholesaler changes. In July, the FDA approved Zoloft's use for the treatment of panic disorder.

The Company's U.S. patent protection for these products extends into the next century, ranging from 2000 for Cardura to 2007 for Norvasc.

Alliance Revenue

"Alliance revenue" reflects the results of business alliances for sales of two new pharmaceutical products. For additional discussion, see Note 5, "Business Alliances", on page 7.

Copromotion launches of Lipitor, the cholesterol-lowering medication, took place in the U.S., Canada and Germany in the first quarter and generated very strong sales results in the second quarter. It will be launched in several other countries this year under the copromotion agreement.

Copromotion launches of Aricept took place in the U.S. during the first quarter and in the United Kingdom during the second. In the remainder of the year, it will be launched in other European countries under copromotion agreements. Aricept has become the leading medication to treat symptoms of Alzheimer's disease in its short time on the market.

--      Medical Technology

Second quarter sales increased 1% over last year's level. Excluding the impact of foreign exchange, sales increased 5%. Sales of "stents" (tubes to keep blocked arteries and other hollow passageways open) increased 32% over last year and sales of musculoskeletal products increased 10% (both excluding the impact of foreign exchange). Offsetting this growth were pricing pressures, competition in some product lines and the impact of foreign currency fluctuations.

--      Animal Health

The growth of Dectomax, sales of other livestock products and the introduction of Rimadyl earlier this year caused most of the increase in Animal Health sales this quarter. The Company launched Dectomax last year in the U.S., Australia, Japan and other international markets as a treatment for parasites in livestock. Sales grew 26% over last year, reaching $29 million in the quarter. Sales of Stafac, a leading antibacterial for poultry and swine, grew 23% to $27 million in the quarter.

--      Consumer Health Care

Consumer Health Care's sales for the second quarter increased 8%, mainly due to over-the-counter versions of previously prescription-only drugs (Reactine in Canada, Diflucan in the United Kingdom, OcuHist in the U.S.) and growth from recently acquired brands such as Cortizone.

Total revenues in the U.S. increased largely due to pharmaceutical sales growth, particularly Norvasc, Zithromax and Zoloft, as described above. Although a majority of the Company's sales are in the U.S., a large portion are in foreign markets. Total revenues by geographic area were as follows:

 (millions of dollars)
                    Second Quarter
                     % of                    % of
                    Total                   Total
         1997      Revenues      1996      Revenues                                    % Change
        $1,500       51.5       $1,321       49.6          United States                  14

           707       24.3          689       25.9          Europe                          3

           425       14.6          396       14.9          Asia                            7

           217        7.4          192        7.2          Canada/Latin America           13

            64        2.2           63        2.4          Africa/Middle East              2

        $2,913      100.0       $2,661      100.0          Consolidated                    9


(millions of dollars)
                      Six Months
                     % of                    % of
                    Total                   Total
         1997      Revenues      1996      Revenues                                    % Change
        $3,166       53.5       $2,770       51.8          United States                  14

         1,406       23.8        1,339       25.1          Europe                          5

           815       13.8          772       14.4          Asia                            6

           396        6.7          345        6.5          Canada/Latin America           15

           131        2.2          117        2.2          Africa/Middle East             12

        $5,914      100.0       $5,343      100.0          Consolidated                   11

The U.S. dollar's strength against foreign currencies decreases total sales when U.S. sales in foreign markets are translated into their dollar equivalent. For example, international pharmaceutical sales increased 17% in the second quarter and 16% in the first half excluding the impact of foreign exchange as compared to 8% reported in the second quarter and 9% in the first half. Currency impact was most pronounced in Japan, Germany and France as the value of the U.S. dollar strengthened. At current exchange rates, foreign exchange would have approximately a three-percentage point adverse impact on total revenue growth for the year.

COSTS AND EXPENSES

Cost of Sales

Cost of sales for the quarter decreased 2% versus last year compared with a 7% increase in net sales. The decrease reflected favorable business and product mix, more efficient manufacturing and benefits from foreign-exchange hedging programs.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses in the second quarter increased 15% over the 1996 level. The support of previously introduced products and the launches of new products, as well as substantial investments in infrastructure and personnel, led to the increase. The Company recently announced plans to expand its specialty sales force and add another primary care sales force in the U.S. this year.

Research and Development Expenses

Research and development expenses increased 9% in the second quarter over the prior year period. In the first half, health care R&D expenses, expressed as a percentage of health care total revenues, were 17.3% in 1997 and 16.4% in 1996. The Company plans to spend about $2 billion in 1997 to discover new chemical compounds and advance others in development which include:

-- Trovan, a multi-purpose antibiotic in both oral and intravenous forms (filed with the FDA in December 1996). Major international regulatory filings were completed in the first quarter of 1997.

-- Zeldox, for treatment of psychotic disorders (filed with the FDA in March 1997);

-- Viagra, for treatment of impotence (clinical development has been completed and regulatory filings are being prepared). The Company expects to submit a New Drug Application (NDA) for this product in the third quarter of 1997;

-- dofetilide, for treatment of heart rhythm disorders. Regulatory filings for this product are planned by the end of 1997;

--      eletriptan, for treatment of migraine headaches;

--      droloxifene, for breast cancer;

-- zopolrestat, for nervous system, kidney and cardiovascular disorders related to diabetes;

--      voriconazole, for treatment of fungal infections; and

--      darifenacin, for irritable bowel syndrome and incontinence.

The Company is also developing new indications or dosage forms for Norvasc, Zyrtec, Zoloft, Cardura and Zithromax. The FDA is currently reviewing an NDA for a new application for Diflucan.

Other Deductions--Net

The following components were included in "Other deductions--net" in the second quarter and first six months of 1997:

       (millions of dollars)  Second Quarter               %      Six Months           %
                                       1997     1996     Change    1997     1996     Change
       Interest income                 $(38)    $(31)      23      $(72)    $(60)      20
       Interest expense                  37       42      (12)       74       80       (8)
       Amortization of goodwill
        and other intangibles            16       14       14        34       28       21
       Foreign exchange                   3        4      (25)        9        8       13
       Other, net                        43       32       34        83       62       34
       Other deductions--net           $ 61     $ 61       --      $128     $118        8

Net interest expense decreased primarily due to a higher average level of investments driven by cash flow from operations.

TAXES ON INCOME

The effective tax rate decreased from 31.0% in 1996 and 30.0% in the first quarter of 1997 to 29.0%, as projected for 1997. The major cause of the decline was the changing mix of income by country.

LIQUIDITY AND CAPITAL RESOURCES

The positive performance in the second quarter of 1997 enhanced the Company's financial strength as indicated by the following measures:

                                                         June 29,        Dec. 31,       June 30,
                                                           1997            1996           1996
        Working capital (millions of dollars)            $    921        $    828       $    643

        Current ratio                                      1.14:1          1.15:1         1.11:1

        Debt to total capitalization
         (percentage)*                                        34%             30%            34%

        Shareholders' equity per
         common share**                                  $   5.70        $   5.54       $   4.80

<F1>*  Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding.

Net Cash Provided by Operating Activities

During the first half of 1997, the Company's operations provided positive cash flows of $677 million compared to $723 million in the first six months of 1996. Although earnings were higher than the prior year, the cash flow from operations was lower because of increased working capital assets.

Net Cash Used in Investing Activities

In the first half of 1997, the Company used $580 million in investing activities (including higher capital expenditures) compared with $317 million in the 1996 period.

Net Cash Provided by Financing Activities

Financing activities provided $287 million in 1997 compared to $71 million last year. Increased short-term borrowings caused the higher level of cash provided in 1997. The Company used part of the proceeds from short-term borrowings to repurchase approximately 5 million shares of common stock on the open market at an average price of $43 per share and dividends paid increased due to the increase in the dividend rate earlier this year.

Net Financial Asset (Debt) Position

To fund its investing and financing activities, the Company uses credit facilities to complement its operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

As discussed above, the Company increased its short-term borrowings in the first half of 1997. The resulting financial debt position, compared to the beginning of the year and last year, was as follows:


 (millions of dollars)                            June 29,        Dec. 31,       June 30,
                                                           1997            1996           1996
        Financial assets*                                 $3,681          $3,154         $2,916
        Short-term borrowings and
         long-term debt                                    3,709           2,922          3,128

        Net financial assets (debt)                       $  (28)         $  232         $ (212)

<F1>* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written reports and oral statements by the Company contain what are called "forward-looking statements". All such statements are subject to risks and uncertainties. You can identify these statements by the fact that they do not relate strictly to historic or current facts. You can also identify them by their use of words such as "plans," "expects," "will" and other words of similar meaning. These statements are likely to address:
        --     results of the Company's operations, expenses or sales;
        --     product approvals or performance;
        --     clinical results or product development;
        --     sales efforts; and
        --     financial results.

You must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's forward-looking statements. These include inaccurate assumptions, many risks and many uncertainties, including some that are known and some that are not. Such differences can be material and no forward-looking statement can be guaranteed.

The Company does not assume the obligation to update any forward-looking statement. You should carefully evaluate such statements in light of factors described in the Company's filings with the SEC, especially on Forms 10-K, 10-Q and 8-K (if any). In its Form 10-K filing for the 1996 fiscal year, the Company listed various important factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Cautionary Factors That May Affect Future Results." The Company incorporates that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all potential risks or uncertainties.

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

        In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The number of claims filed fixes the fund amount at $90 million. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. Three appeals from the judgment approving the settlement and from the trial court's denial of the objectors motion to intervene have been filed and dismissed by the U.S. Court of Appeals for the Sixth Circuit; petitions for certiorari have been filed in the U.S. Supreme Court from all three appeals; the first two were dismissed and the third is pending. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, eight have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

        On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR (Future Claims Settlement). The Future Claims Settlement agreement establishes a claims-processing mechanism that will provide historic settlement values upon proof of impaired medical condition as well as claims-processing rates over ten years. In addition, the shares allocated to the CCR members eliminate joint and several liability. The court has determined that the Future Claims Settlement is fair and reasonable. Subsequently, the court entered an injunction enforcing its determination. Plaintiffs filed an appeal from that injunction in the United States Court of Appeals for the Third Circuit and on May 10, 1996, a panel of the Third Circuit reversed the order of the District Court and directed that the preliminary injunction be vacated. Although the Third Circuit subsequently denied the motion of the CCR members including the Company and Quigley, for rehearing of that determination, it agreed to stay its mandate while review is sought in the United States Supreme Court. On November 1, 1996, the United States Supreme Court granted a writ of certiorari to hear the appeal, which was argued February 18, 1997. On June 27, 1997, the U. S. Supreme Court affirmed the Third Circuit's order and decertified the class and dissolved the injunction. The overturning of the settlement is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve such cases in the same manner as heretofore.

        At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of active personal injury claims, but excluding those which are inactive or have been settled in principle as of June 30, 1997, is 33,481 (of which 23,627 had been covered by the Georgine injunction) asbestos cases against Quigley; 9,529 (of which 5,676 had been covered by the Georgine injunction) asbestos cases against the Company; and 67 talc cases against the Company.

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

        In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement will not be increased. The Settlement Agreement, as amended, received final approval June 21, 1996. Appeals from this decision were dismissed by the U.S. Court of Appeals for the Seventh Circuit in May 1997.

        Retail pharmacy cases have also been filed in state courts in Alabama, California, Minnesota, Mississippi and Wisconsin. Pharmacy classes have been certified in California. The Company's motion to dismiss was granted in the Wisconsin case, and that dismissal is under appeal.

        Consumer class actions have been filed in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Washington and Wisconsin alleging injury to consumers from the failure to give discounts to retail pharmacy companies.
The New York and Washington state cases were dismissed, and appeals are pending. A case filed in Colorado state court was dismissed without appeal.
A consumer class has been certified in California, and a limited consumer class has been certified in the District of Columbia. Class certification was denied in the Michigan state case, and plaintiffs' subsequent petition for review was denied.

        The Company believes that these brand name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit.

        The Federal Trade Commission is conducting an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996, the Commission issued a subpoena for documents to the Company, among others, to which the Company has responded. A second subpoena was issued to the Company for documents in May 1997 and the Company is in the process of responding.

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

        In July 1997, the Company resolved all issues with the FDA related to an August 1996 Warning Letter from the FDA relating to certain promotional materials used in the marketing of Zoloft. Two purported consumer class actions involving Zoloft were filed, in Circuit Court, Dallas County, Texas, on December 3, and in Superior Court, San Diego County, California, on
December 26, 1996. Each complaint alleges that Pfizer's promotional materials improperly implied that the FDA had approved Zoloft as safe and effective for certain indications, and that patients for whom Zoloft was prescribed as a result of the promotion were entitled to a refund of their purchase price.
Both suits were removed to federal court; but have since been remanded to state court. Class certification motions are pending in both cases. The
Company believes the suits are without merit.

        The securities class action commenced July 13, 1990, arising out of allegations relating to Shiley heart valves, was settled and the settlement was approved December 13, 1996. No appeals were filed from the order approving the settlement and the time within which to appeal has expired. The settlement had no material impact on the Company's financial position or on the results of its operations. A derivative action commenced on April 2, 1990 against certain directors and officers and former directors and officers alleging breaches of fiduciary duty and other common law violations in connection with the manufacture and distribution of Shiley heart valves is pending in the Superior Court, Orange County, California. The complaint seeks, among other forms of relief, damages in an unspecified amount. Even though it is believed that the suit is without merit, in order to avoid the monetary and other costs of litigation, the Company has entered into an agreement to settle this action by way of a $15 million payment by the Company's insurance carrier to the Company with an attorneys' fee to be paid by the Company out of the proceeds of the settlement to the shareholders' attorneys who brought the case. A fairness hearing was held on April 11, 1997 and on May 5, 1997 the court entered an order affirming the settlement. No appeals were filed from the order approving the settlement and the time to appeal has expired. The settlement had no material impact on the Company's financial position or on the results of its operations.

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

        The Company and/or Howmedica, along with other device manufacturers and numerous orthopedic surgeons, had been named as defendants in over 700 cases (among over 1,600 pending) in numerous state and federal courts seeking damages relating to alleged improper design, manufacture, and/or promotion of bone screws for unapproved use in spinal pedicles. Neither Howmedica nor the Company manufactured or sold pedicle screws in the U.S., but the claims allege a conspiracy among all of the defendants to over-promote the devices. The federal cases have been consolidated by the Multidistrict Panel in the U.S. District Court in Philadelphia, which ruled on April 8, 1996 that all claims against the manufacturers except express warranty and improper promotion are preempted. The recent decisions of the United States Supreme Court in Lohr v. Medtronic may impact the availability of the pre-emption defense in this case (and in other medical device cases). The Company believes the cases are without merit. The Company has been dismissed with prejudice from all but approximately 25 of these pedicle screw cases and has been dismissed without prejudice from all but two of the remainder.

        Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems (AMS) were filed and ultimately dismissed or discontinued.
Thereafter, in late 1996 and 1997 over 700 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. The Company believes that most if not all of these cases are without merit.

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

Item 4:        Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on April 24, 1997:

1.      the election of four directors, to terms ending in 2000;

2. a proposal to approve the appointment of KPMG Peat Marwick LLP as independent auditors for 1997;

3. a proposal to increase the number of authorized shares of the Company's Common Stock through an amendment of the Company's Certificate of Incorporation; and

4.      a proposal to approve the Pfizer Inc. Executive Annual Incentive Plan.

Votes were cast for election of directors as follows:

             Nominee                  Votes For              Votes Withheld

        M. Anthony Burns             563,463,455               6,144,660
        George B. Harvey             563,068,942               6,539,173
        Stanley O. Ikenberry         563,516,897               6,091,218
        Harry P. Kamen               561,335,742               8,272,373

The appointment of KPMG Peat Marwick LLP as auditors for 1997 was approved as follows:
--      566,574,742 votes for approval;
--      1,121,845 votes against; and
--      1,904,152 abstentions.

The increase in the number of authorized shares of the Company's Common Stock was approved as follows:
--      555,046,868 votes for approval;
--      12,028,625 votes against;
--      2,532,622 abstentions.

The Pfizer Inc. Executive Annual Incentive Plan was approved as follows:
--      534,465,691 votes for approval;
--      26,697,388 votes against;
--      8,445,036 abstentions.

Item 6:        Exhibits and Reports on Form 8-K

        (a)    Exhibits

               1)   Exhibit 3      -  Restated Certificate of Incorporation
               2)   Exhibit 11     -  Computation of Earnings Per Common Share
               3)   Exhibit 15     -  Accountants' Acknowledgment
               4)   Exhibit 27     -  Financial Data Schedule

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the second quarter ended June 29, 1997.

                                PFIZER INC. AND SUBSIDIARY COMPANIES


                                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                               Pfizer Inc.
(Registrant)





Date:  August 13, 1997

                                      H. V. Ryan, Vice President; Controller
                                         (Principal Accounting Officer and
                                             Duly Authorized Officer)

                                                                   Exhibit 3
                                              RESTATED
                                    CERTIFICATE OF INCORPORATION
                                                 of
                                             PFIZER INC.
                                                                   April, 1997

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

        To acquire the good-will, property, rights, franchises, contracts and assets of every kind and undertake the liabilities of any person, firm, association or corporation, either wholly or in part, and pay for the same in the stock, bonds or other obligations of the Corporation or otherwise.

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

FOURTH:
A.  Authorized Shares and Classes of Stock.

        The total number of shares and classes of stock that the Company shall have authority to issue is three billion twelve million (3,012,000,000) shares, which shall be divided into two classes, as follows: twelve million (12,000,000) shares of Preferred Stock, without par value, and three billion (3,000,000,000) shares of Common Stock of the par value of $.05 per share.

B. Designations, Powers, Preferences and Rights, in Respect of the Shares of Preferred Stock.

        (1) Shares of the Preferred Stock may be issued in one or more series at such time or times and for such consideration or considerations as the Board of Directors may determine. All shares of any one series shall be of equal rank and identical in all respects.

        (2) Authority is hereby expressly granted to the Board of Directors to fix from time to time, by resolution or resolutions providing for the issue of any series of Preferred Stock, the designation of such series, and the powers, preferences and rights of the shares of such series, and the qualifications, limitations or restrictions thereof, including the following:

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

        (i) Whether or not the holders of shares of such series shall be entitled, as a matter of right, to subscribe for or purchase any part of any new or additional issue of stock of any class or of securities convertible into stock of any class and, if so entitled, the qualifications, conditions, limitations and restrictions of such right; and

        (j) Any other preferences, privileges and powers, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of this Certificate of Incorporation.

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

        (4) Any redemption of Preferred Stock shall be effected by notice duly given as hereinafter specified and by payment at the redemption price of the Preferred Stock to be redeemed. In case of redemption of a part only of a series of the Preferred Stock at the time outstanding, the selection of shares for redemption may be made either by lot or pro rata or in such other manner as shall be determined by the Board of Directors. Notice of every such redemption, stating the redemption date and price, the place of payment, and the expiration date of then existing rights, if any, of conversion or exchange, shall be given by publication, not less than 30 nor more than 60 days prior to the date fixed for redemption, at least twice in a newspaper customarily published at least once a day for at least five days in each calendar week and of general circulation in New York, New York, whether or not published on Saturdays, Sundays, or holidays. Notice of such redemption may also be mailed not less than 30 nor more than 60 days prior to the date fixed for redemption to the holders of record of the shares so to be redeemed at their respective addresses as the same shall appear on the books of the Corporation, but no failure to mail such notice or any defect therein or in the mailing thereof shall affect the validity of such redemption proceedings. If

        (a) such notice of redemption by publication shall have been duly given or the Corporation shall have given to a bank or trust company in New York, New York designated by the Board of Directors and having capital and surplus of at least Two Million Dollars ($2,000,000), irrevocable authorization promptly to give such notice; and

        (b) on or before the redemption date specified in such notice the funds or other property necessary for such redemption shall have been deposited by the Corporation with such bank or trust company, designated in such notice, in trust for the pro rata benefit of the holders of the shares so called for redemption, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, from and after the time of such deposit all shares of the Preferred Stock so called for redemption shall no longer be deemed to be outstanding and all rights with respect to such shares shall forthwith cease and terminate, except only

        (i) the right of the holders thereof to receive from such bank or trust company the funds or other property so deposited, without interest, upon surrender (and endorsement, if required by the Board of Directors) of the certificates for such shares, and


        (ii) the rights of conversion or exchange, if any, not theretofore expired.

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

        (2) In no case shall fractions of shares of any class of stock be issued by the Corporation, but in lieu thereof the Corporation shall, at its option, make a cash adjustment or issue fractional Scrip Certificates, in such form and in such denominations as shall from time to time be determined by the Board of Directors. Such Scrip Certificates shall be exchangeable on or before such date or dates as the Board of Directors may determine, when surrendered with other similar Scrip Certificates in sufficient aggregate amounts, for certificates for fully paid and non-assessable full shares of the respective stocks for which such Scrip Certificates are exchangeable, and new Scrip Certificates of a like tenor for the remaining fraction of a share, if any. Such Scrip Certificates shall not entitle any holder thereof to voting rights, dividend rights or any other rights of a stockholder or any rights other than the rights therein set forth, and no dividend or interest shall be payable or shall accrue with respect to Scrip Certificates or the interests represented thereby. All such Scrip Certificates which are not surrendered in exchange for shares of stock on or before their respective expiration dates shall thereafter be void and of no effect whatever.

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

        Section 2.  Dividends and Distributions.

        (A) Subject to the provisions for adjustment hereinafter set forth, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, (i) in the event the Board of Directors of the Company shall, at any time after the issuance of any share of Series A Preferred Stock, declare a cash dividend payable on the Common Stock, $.05 par value per share, of the Company (the "Common Stock"), a preferential cash dividend in an amount per share (rounded to the nearest cent) equal to 100 times the per share amount of such cash dividend declared on a share of the Common Stock and (ii) a preferential cash dividend (the "Preferential Dividends"), if any, on the first day of January, April, July and October of each year (each a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Stock, in an amount equal to $10 per share of Series A Preferred Stock less the per share amount of all cash dividends declared on the Series A Preferred Stock pursuant to clause (i) of this sentence since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share of Series A Preferred Stock. In the event the Board of Directors of the Company shall, at any time after the issuance of any share of Series A Preferred Stock, declare a distribution on the shares of Common Stock of the Company, whether by way of a dividend or a reclassification of stock, a recapitalization, reorganization or partial liquidation of the Company or otherwise, which is payable in cash or any debt security, debt instrument, real or personal property or any other property (other than cash dividends subject to the immediately preceding sentence, a distribution of shares of Common Stock or other capital stock of the Company or a distribution of rights or warrants to acquire any such share, including any debt security convertible into or exchangeable for any such share, at a price less than the Fair Market Value of such share), then and in each such event each holder of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available for the purpose, a preferential distribution on each then outstanding share of Series A Preferred Stock of the Company, in like kind, in an amount equal to 100 times the amount of such distribution paid on a share of Common Stock (subject to the provisions for adjustment hereinafter set forth). The dividends and distributions on the Series A Preferred Stock to which holders thereof are entitled pursuant to clause (i) of the first sentence of this paragraph and pursuant to the second sentence of this paragraph are hereinafter referred to as "Series A Dividends" and the multiple of such cash and non-cash dividends on the Common Stock applicable to the determination of the Series A Dividends, which shall be 100 initially but shall be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Dividend Multiple". In the event the Company shall at any time after October 5, 1987 declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or a combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Dividend Multiple thereafter applicable to the determination of the amount of the Series A Dividends which holders of shares of Series A Preferred Stock shall be entitled to receive shall be the Dividend Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     B) So long as any shares of Series A Preferred Stock are outstanding, no dividend or other distribution (other than a dividend or distribution paid in shares of Common Stock) shall be paid or set apart for payment by the Company on the Common Stock, unless, in each case, the full dividends on all outstanding shares of Series A Preferred Stock to which the holders thereof are entitled shall have been paid. No dividends shall be paid or declared or set apart for payment on the Series A Preferred Stock in respect of any period unless dividends shall be or have been paid, or declared and set apart for payment, pro rata on all shares of Preferred Stock at the time outstanding of each other series which ranks equally as to dividends with the Series A Preferred Stock so that the amount of dividends declared on the Series A Preferred Stock shall bear the same ratio to the amount declared on each such other series as the accrued dividends on the Series A Preferred Stock shall bear to the accrued dividends on each such other series. Holders of shares of Series A Preferred Stock shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full dividends, as herein provided, on shares of Series A Preferred Stock. Accruals of dividends shall not bear interest.

        (C) Preferential Dividends shall begin to accrue on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issuance of any shares of Series A Preferred Stock. Accrued but unpaid Preferential Dividends shall cumulate but shall not bear interest. Preferential Dividends paid on the shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding.

        Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

        (A) Each share of Series A Preferred Stock shall entitle the holder thereof to 1 vote on all matters submitted to a vote of the stockholders of
the Company.   Except as otherwise provided herein, in the Restated
Certificate of Incorporation or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Company.

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

        Section 4.   Certain Restrictions.

        (A) Whenever Preferential Dividends or the Series A Dividends are in arrears or the Company shall be in default of payment thereof, thereafter and until all accrued and unpaid Preferential Dividends and the Series A
Dividends, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid or set aside for payment in full, and in addition to any and all other rights which any holder of shares of Series A Preferred Stock may have in such circumstances, the Company shall not

        (i) declare or pay dividends on, make any other distributions on (other than a dividend or distribution paid in shares of Common Stock), or redeem or purchase or otherwise acquire for consideration, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;

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

               (iii) except as permitted by subparagraph (iv) of this paragraph 4(A), redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Company may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Company ranking junior (both as to dividends and upon liquidation, dissolution or winding up) to the Series A Preferred
        Stock: or

          (iv) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock, or any shares of stock ranking on a parity with the Series A Preferred Stock (either as to dividends or upon liquidation, dissolution or winding up), except in accordance with a purchase offer made to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

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

    (B) In the event that holders of shares of Common Stock of the Company receive after October 5, 1987 in respect of their shares of Common Stock any right or warrant to purchase Common Stock (including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for Common Stock) at a purchase price per share less than the Fair Market Value (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then and in each such event the dividend rights and rights upon the liquidation, dissolution or winding up of the Company of the shares of Series A Preferred Stock shall each be adjusted so that after such event the Dividend Multiple and the Liquidation Multiple shall each be the product of the Dividend Multiple and the Liquidation Multiple, as the case may be, in effect immediately prior to such event multiplied by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the maximum number of shares of Common Stock which could be acquired upon exercise in full of all such rights or warrants and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock which could be purchased, at the Fair Market Value of the Common Stock at the time of such issuance, by the maximum aggregate consideration payable upon exercise in full of all such rights or warrants.

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

   (D) For purposes of this Section 7, the "Fair Market Value" of a share of capital stock of the Company (including a share of Common Stock) on any date shall be deemed to be the average of the daily closing price per share thereof over the 30 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date; provided, however, that, in the event that such Fair Market Value of any such share of capital stock is determined during a period which includes any date that is within 30 Trading Days after
(i) the ex-dividend date for a dividend or distribution on stock payable in shares of such stock or securities convertible into shares of such stock, or
(ii) the effective date of any subdivision, split, combination, consolidation, reverse stock split or reclassification of such stock, then, and in each such case, the Fair Market Value shall be appropriately adjusted by the Board of Directors of the Company to take into account ex-dividend or post-effective date trading. The closing price for any day shall be the last sale price, regular way, or, in case, no such sale takes place on such day, the average of the closing bid and asked prices, regular way (in either case, as reported in the applicable transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange), or, if the shares are not listed or admitted to trading on the New York Stock Exchange, as reported in the applicable transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares are listed or admitted to trading or, if the shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or if on any such date the shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the shares selected by the Board of Directors of the Company. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the shares are listed or admitted to trading is open for the transaction of business or, if the shares are not listed or admitted to trading on any national securities exchange, on which the New York Stock Exchange or such other national securities exchange as may be selected by the Board of Directors of the Company is open. If the shares are not publicly held or not so listed or traded on any day within the period of 30 Trading Days applicable to the determination of Fair Market Value thereof as aforesaid, "Fair Market Value" shall mean the fair market value thereof per share as determined in good faith by the Board of Directors of the Company. In either case referred to in the foregoing sentence, the determination of Fair Market Value shall be described in a statement filed with the Secretary of the Company.

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

        Section 12. Amendment. The provisions hereof and the Restated Certificate of Incorporation of the Company shall not be amended in any manner which would adversely affect the rights, privileges or powers of the Series A Preferred Stock without, in addition to any other vote of stockholders required by law, the affirmative vote of the holders to two-thirds or more of the outstanding shares of Series A Preferred Stock, voting together as a single class."

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

    (14) The liability of the Corporation's Directors to the Corporation or its shareholders shall be eliminated to the fullest extent permitted by the Delaware General Corporation Law as amended from time to time. No amendment to or repeal of this paragraph (14) of Article SEVENTH shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

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

C.      Minimum Price Required.

        Notwithstanding Section B hereof, the 80% voting requirement shall not be applicable if (1) any action or transaction specified in Section A hereof is approved by the Corporation's Board of Directors and by a majority of the Continuing Directors (as hereinafter defined); provided, however, that if there are not at least five Continuing Directors this exception for approval by the Board of Directors shall not be applicable or (2) in the case of any action or transaction pursuant to which the holders of the capital stock of the Corporation are entitled to receive cash, property, securities or other consideration, the cash or fair market value of the property, securities or other consideration to be received per share by holders of the capital stock of the Corporation in such action or transaction is not less than the higher of (a) the highest price per share paid by the Related Person in acquiring any of its holdings of capital stock of the Corporation, or (b) the highest closing sale price on any day either since the Related Person acquired its first share of capital stock of the Corporation which it continues to own or control or during the five years preceding the date of consideration of the action or transaction by the Corporation's Board of Directors, whichever period is shorter; such highest closing sale price shall be determined by the reports of closing sale prices on the Composite Tape for New York Exchange Listed Stocks or, if such stock is not quoted on the Composite Tape on the New York Stock Exchange or other principal United States securities exchange on which such stock is listed or, for any period when such stock is not listed on any such exchange, the highest closing bid quotation with respect to a share of such stock on the National Association of Securities Dealers, Inc. Automated Quotation System; such price, in either case (a) or (b), to be proportionately adjusted for any subsequent increase or decrease in the number of issued shares of the Corporation's capital stock resulting from a subdivision or consolidation of shares or any other capital adjustments, the payment of a stock dividend, or other increase or decrease in such shares of capital stock effected without receipt of consideration by the Corporation.

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

E.      Proxy Statement Required.

        A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, as amended, whether or not the Corporation is then subject to such requirements, shall be mailed to the shareholders of the Corporation for the purpose of soliciting shareholder approval of such action or transaction and shall contain at the front thereof, in a prominent place, any recommendations as to the advisability or inadvisability of the action or transaction which the Continuing Directors may choose to state.

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

        IN WITNESS WHEREOF, said PFIZER INC. has caused its corporate seal to be hereunto affixed and this certificate to be signed by C. L. Clemente its Senior Vice President and attested by Terence J. Gallagher, its Assistant Secretary, this 29th day of April, 1997.



                                      PFIZER INC.





                                      By____/s/ C. L. Clemente_____
                                           Senior Vice President


ATTEST:



By_  /s/ Terence J. Gallagher_______
       Assistant Secretary

                                                                 Exhibit 11

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                          COMPUTATION OF EARNINGS PER COMMON SHARE
                              (millions, except per share data)
                                         (Unaudited)



                                              Three Months Ended               Six Months Ended
                                              June 29,        June 30,       June 29,       June 30,
                                                1997           1996            1997          1996
Primary:
Net income                                    $  457          $  394         $1,059         $  911

Weighted average number of
 common shares outstanding                     1,257           1,246          1,257          1,243
Common share equivalents (a)                      44              39             43             40
Weighted average number of
 common shares and common
 share equivalents                             1,301           1,285          1,300          1,283

Net income per common share                     $.35            $.31           $.81           $.71




Fully Diluted:

Net income                                    $  457          $  394         $1,059         $  911

Weighted average number of
 common shares outstanding                     1,257           1,246          1,257          1,243
Common share equivalents and
 other dilutive securities                        51              40             47             42
Weighted average number of
 common shares and common
 share equivalents                             1,308           1,286          1,304          1,285

Net income per common share                     $.35            $.31           $.81           $.71

<F1>(a)  Applies to stock option plans.



Note: In April 1997, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend effective on June 30, 1997 to shareholders of record on June 2, 1997. The par value remained at $.05 per share.

                                                                Exhibit 15
ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


        We hereby acknowledge the incorporation by reference of our report dated August 13, 1997, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended June 29, 1997, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990
(File No. 33-34139), in the Registration Statement on Form S-8 dated January
24, 1991 (File No. 33-38708), in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form
S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-
56435), in the Registration Statement on Form S-8 dated December 20, 1994
(File No 33-56979) and in the Registration Statement on Form S-8 dated March
29, 1996 (File No. 33-02061).

        Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.







                                                    KPMG Peat Marwick LLP


New York, New York
August 13, 1997