Form 10-Q
period 1997-09-28
PFIZER INC
filed 1997-11-12
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 28, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X           NO

At October 31, 1997, 1,293,254,610 shares of the issuer's common stock were outstanding.

                                                 PFIZER INC.

                                                  FORM 10-Q

                                            For the Quarter Ended
                                             September 28, 1997

                                              Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.
    Financial Statements:                                                                       Page

    Condensed Consolidated Statement of Income for
         the three months and nine months ended
         September 28, 1997 and September 29, 1996                                                  3

      Condensed Consolidated Balance Sheet at
         September 28, 1997, December 31, 1996 and
         September 29, 1996                                                                         4

      Condensed Consolidated Statement of Cash Flows for
         the nine months ended September 28, 1997 and
         September 29, 1996                                                                         5

      Notes to Condensed Consolidated Financial Statements                                          6

    Independent Auditors' Report                                                                   10

Item 2.

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                                11

PART II.  OTHER INFORMATION

Item 1.

    Legal Proceedings                                                                              20

Item 6.

    Exhibits and Reports on Form 8-K                                                               28

                               PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         (UNAUDITED)
                                                    Three Months Ended          Nine Months Ended
                                                   Sept. 28,    Sept. 29,     Sept. 28,     Sept. 29,
                                                        1997         1996          1997          1996
(millions, except per share data)

Net sales . . . . . . . . . . . . . . . . . . . . .   $2,999       $2,803        $8,855        $8,146
Alliance revenue. . . . . . . . . . . . . . . . . .       95           --           153            --

Total revenues. . . . . . . . . . . . . . . . . . .    3,094        2,803         9,008         8,146

Costs and expenses
 Cost of sales  . . . . . . . . . . . . . . . . . .      546          522         1,601         1,556
 Selling, informational and
   administrative expenses. . . . . . . . . . . . .    1,186        1,040         3,545         3,117
 Research and development expenses  . . . . . . . .      477          406         1,351         1,194
 Other deductions--net. . . . . . . . . . . . . . .       73           86           201           204

Income before provision for taxes
 on income and minority interests . . . . . . . . .      812          749         2,310         2,075

Provision for taxes on income . . . . . . . . . . .      213          232           647           643

Minority interests. . . . . . . . . . . . . . . . .        3            3             8             7

Net income. . . . . . . . . . . . . . . . . . . . .   $  596       $  514        $1,655        $1,425

Earnings per common share . . . . . . . . . . . . .   $  .46       $  .40        $ 1.27        $ 1.11

Weighted average shares used
 to calculate earnings per
 share amounts. . . . . . . . . . . . . . . . . . .    1,303        1,289         1,301         1,285

Cash dividends per common share . . . . . . . . . .   $  .17       $  .15        $  .51        $  .45



<F1>See accompanying Notes to Condensed Consolidated Financial Statements.

                                      PFIZER INC. AND SUBSIDIARY COMPANIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)                                        Sept.28,       Dec. 31,       Sept. 29,
                                                                1997*         1996**           1996*

                                                     ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . .   $ 1,190        $ 1,150         $ 1,046
  Short-term investments. . . . . . . . . . . . . . . . . .       727            487           1,038
  Accounts receivable, less allowances of
    $59, $58 and $62. . . . . . . . . . . . . . . . . . . .     2,636          2,252           2,193
  Short-term loans. . . . . . . . . . . . . . . . . . . . .       269            354             324
  Inventories
    Finished goods. . . . . . . . . . . . . . . . . . . . .       689            617             584
    Work in process . . . . . . . . . . . . . . . . . . . .       873            695             731
    Raw materials and supplies. . . . . . . . . . . . . . .       258            277             299
      Total inventories . . . . . . . . . . . . . . . . . .     1,820          1,589           1,614
  Prepaid expenses, taxes
    and other current assets. . . . . . . . . . . . . . . .       597            636             591
      Total current assets. . . . . . . . . . . . . . . . .     7,239          6,468           6,806
Long-term loans and investments . . . . . . . . . . . . . .     1,179          1,163           1,198
Property, plant and equipment, less
  accumulated depreciation of
    $2,316, $2,155 and $2,086 . . . . . . . . . . . . . . .     3,998          3,850           3,678
Goodwill, less accumulated amortization of
  $139, $115 and $106 . . . . . . . . . . . . . . . . . . .     1,316          1,424           1,478
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . . . . . . . . .     1,615          1,762           1,456
      Total assets. . . . . . . . . . . . . . . . . . . . .   $15,347        $14,667         $14,616


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt of
      $4, $261 and $525 . . . . . . . . . . . . . . . . . .   $ 2,851        $ 2,235         $ 3,157
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       702            913             750
  Income taxes payable. . . . . . . . . . . . . . . . . . .       725            892             821
  Accrued compensation and related items. . . . . . . . . .       420            436             437
  Other current liabilities . . . . . . . . . . . . . . . .     1,082          1,164           1,034
      Total current liabilities . . . . . . . . . . . . . .     5,780          5,640           6,199

Long-term debt. . . . . . . . . . . . . . . . . . . . . . .       729            687             553
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . . . . . . . . .       406            412             425
Deferred taxes on income. . . . . . . . . . . . . . . . . .       278            253             163
Other noncurrent liabilities. . . . . . . . . . . . . . . .       707            671             658
Minority interests. . . . . . . . . . . . . . . . . . . . .        42             50              52
      Total liabilities . . . . . . . . . . . . . . . . . .     7,942          7,713           8,050

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . . . . . . . . .        --             --              --
  Common stock. . . . . . . . . . . . . . . . . . . . . . .        69             34              34
  Additional paid-in capital. . . . . . . . . . . . . . . .     2,570          1,728           1,604
  Retained earnings . . . . . . . . . . . . . . . . . . . .     9,012          8,017           7,707
  Currency translation adjustment and other . . . . . . . .       (76)           145             143
  Employee benefit trust. . . . . . . . . . . . . . . . . .    (2,193)        (1,488)         (1,414)
  Common stock in treasury, at cost . . . . . . . . . . . .    (1,977)        (1,482)         (1,508)
      Total shareholders' equity. . . . . . . . . . . . . .     7,405          6,954           6,566
      Total liabilities and
         shareholders' equity . . . . . . . . . . . . . . .   $15,347        $14,667         $14,616

<F1>*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

                                PFIZER INC. AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
(millions of dollars)
                                                                        Nine Months Ended
                                                                     Sept. 28,        Sept. 29,
                                                                          1997             1996
Operating Activities
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,655           $1,425
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization of intangibles. . . . . . . . . . .      372              309
    Changes in operating assets and liabilities,
     net of effect of businesses acquired
     and divested . . . . . . . . . . . . . . . . . . . . . . . . . .     (927)            (471)
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61               49
Net cash provided by operating activities . . . . . . . . . . . . . .    1,161            1,312

Investing Activities
  Purchases of property, plant and equipment. . . . . . . . . . . . .     (646)            (510)
  Purchases of short-term investments . . . . . . . . . . . . . . . .   (1,418)          (2,477)
  Proceeds from redemptions of short-term
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,242            2,564
  Purchases of long-term investments. . . . . . . . . . . . . . . . .      (63)            (779)
  Acquisitions, net of cash acquired. . . . . . . . . . . . . . . . .       --             (422)
  Proceeds from sale of business. . . . . . . . . . . . . . . . . . .       21              353
  Other investing activities. . . . . . . . . . . . . . . . . . . . .       78              100
Net cash used in investing activities . . . . . . . . . . . . . . . .     (786)          (1,171)

Financing Activities
  Proceeds from issuance of long-term debt. . . . . . . . . . . . . .       54               --
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . .     (269)             (40)
  Increase in short-term debt . . . . . . . . . . . . . . . . . . . .      896              903
  Purchases of common stock . . . . . . . . . . . . . . . . . . . . .     (571)              --
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .     (661)            (577)
  Stock option transactions . . . . . . . . . . . . . . . . . . . . .      215              196
  Other financing activities. . . . . . . . . . . . . . . . . . . . .       32               26
Net cash (used in)/provided by
  financing activities. . . . . . . . . . . . . . . . . . . . . . . .     (304)             508
Effect of exchange rate changes on cash and
  cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      (31)              (6)
Net increase in cash and cash equivalents . . . . . . . . . . . . . .       40              643
Cash and cash equivalents balance at beginning
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,150              403
Cash and cash equivalents balance at end
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,190           $1,046

Supplemental Cash Flow Information
 Cash paid during the period for:
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  621           $  584
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      115               97

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

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of August 24, 1997 and August 25, 1996. The operating results for these subsidiaries are for the three and nine month periods ending on the same dates.

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

                            PFIZER INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

If the new rules were in effect, the Company's earnings per share amounts would be:

                                                Third Qtr.         Nine Months
                                              1997      1996*     1997      1996*
       As reported:
          Primary and Fully Diluted           $.46      $.40      $1.27     $1.11

       Per SFAS No. 128:
          Basic                               $.48      $.41      $1.32     $1.14

          Diluted                             $.46      $.40      $1.27     $1.11

<F1>       *Restated for the June 1997 two-for-one stock split in the form of a 100% stock dividend.

Note 4:        Currency Translation and Other Equity Adjustments

The following items are included in the balance sheet caption "Currency translation adjustment and other":

    (millions of dollars)                                      Sept. 28,       Sept. 29,
                                                                    1997            1996
    Currency translation adjustment                                 $(80)           $172
    Net unrealized gain on investment securities                      71              39
    Minimum pension liability                                        (67)            (68)

    Total                                                           $(76)           $143

Changes in the currency translation adjustment balance for the first nine months of 1997 and 1996 were:

    (millions of dollars)                                           1997            1996
    Opening balance                                                $ 174            $207
    Translation adjustments and hedges                              (254)            (35)
    Ending balance                                                 $ (80)           $172

The strengthening of the U.S. dollar against various European currencies, especially in Italy, Ireland, Belgium, Germany and Switzerland, was the primary cause of the change in the currency translation adjustment for the first nine months of 1997.

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

                            PFIZER INC. AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)

In the Condensed Consolidated Statement of Income, "Alliance revenue" represents the Company's revenues earned under the copromotion agreements (largely as a percentage of net sales adjusted, in some cases, for certain specific costs). "Selling, informational and administrative expenses" include the Company's other expenses for selling, marketing and further development of these products.

The Company is also licensed to sell Lipitor and Aricept in certain foreign countries. For those licensed sales, the Company will record "Net sales" instead of "Alliance revenue."

Note 6:        Stock Split

In April 1997, the Company's shareholders voted to increase the number of authorized common shares from 1.5 billion to 3 billion. The Company distributed a two-for-one stock split in the form of a 100 percent stock dividend on June 30, 1997 to shareholders of record on June 2, 1997.
The par value remained at $.05 per share. All common share and per share amounts in the financial statements have been restated to reflect the impact of the stock split.

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

Note 8:        Derivative Financial Instruments

During the second quarter, the Company entered into forward-starting interest rate swap contracts. These contracts are effective in December 1997 and mature in December 1998. They will effectively convert short-term, floating interest into fixed interest rates on debt issuances and effectively extend the terms of current swap contracts. Aggregate notional principal amounts are:

-- the equivalent of $918 million related to Japanese yen debt with a floating rate to be fixed at 1.3%; and

-- the equivalent of $410 million related to Swiss franc debt with a floating rate to be fixed at 2.1%.

                                INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of September 28, 1997 and September 29, 1996, and the related condensed consolidated statements of income for each of the three month and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
November 10, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net income for both the third quarter and first nine months increased 16% over the comparable periods of 1996. These increases were due to three main factors: a higher sales volume, a lower cost of sales--when compared to total revenue--and a lower effective tax rate. Components of the Statement of Income follow:

(millions of dollars,
except per share data)
                                         Third Quarter                        Nine Months
                                    1997        1996    % Change*        1997       1996    % Change*
Net sales                         $2,999      $2,803        7          $8,855     $8,146        9
Alliance revenue                      95          --       **             153         --       **

Total revenues                     3,094       2,803       10           9,008      8,146       11

Cost of sales                     $  546      $  522        5          $1,601     $1,556        3
  % of total revenues              17.7%       18.6%                    17.8%      19.1%

Selling, informational
 and administrative
 expenses                         $1,186      $1,040       14          $3,545     $3,117       14
  % of total revenues              38.3%       37.1%                    39.4%      38.3%

Research and
 development expenses             $  477      $  406       18          $1,351     $1,194       13
  % of total revenues              15.4%       14.5%                    15.0%      14.6%

Other deductions--net             $   73      $   86      (17)         $  201     $  204       (2)
  % of total revenues               2.4%        3.1%                     2.2%       2.5%

Income before taxes and
 minority interests               $  812      $  749        8          $2,310     $2,075       11
  % of total revenues              26.2%       26.7%                    25.6%      25.5%

Taxes on income                   $  213      $  232       (8)         $  647     $  643        1

Effective tax rate                 26.2%       31.0%                    28.0%      31.0%

Minority interests                $    3      $    3       (1)         $    8     $    7       15

Net income                        $  596      $  514       16          $1,655     $1,425       16

  % of total revenues              19.3%       18.3%                    18.4%      17.5%


Earnings per
 common share                     $  .46      $  .40       15          $ 1.27     $ 1.11       14


Cash dividends per
 common share                     $  .17      $  .15       13          $  .51     $  .45       13

<F1> *Percentages may reflect rounding adjustments.

**Calculation not meaningful.

TOTAL REVENUES

The components of the total revenue increase were as follows:

                                                      % Change from 1996
                                                Third Quarter           Nine Months
               Volume                                12.5%                 12.5%
               Price                                  1.1                   1.2
               Currency                              (3.2)                 (3.1)

               Total revenue increase                10.4%                 10.6%

        Wider acceptance of the Company's major products, particularly pharmaceuticals, contributed to the volume increases. Total revenues for the third quarter by segment and the increases over last year were as follows:

                                                    % of                  % of
                                                    Total                 Total
        (millions of dollars)            1997     Revenues     1996     Revenues     % Change
        Health Care:

          Pharmaceuticals
            U.S.                        $1,340      43.3      $1,127      40.2          19
            International                  960      31.0         912      32.5           5
            Worldwide                    2,300      74.3       2,039      72.7          13

          Medical Technology               347      11.2         345      12.3           1

          Total Health Care              2,647      85.5       2,384      85.0          11

        Animal Health                      324      10.5         302      10.8           7

        Consumer Health Care               123       4.0         117       4.2           5

        Total                           $3,094     100.0      $2,803     100.0          10

        Total revenues for the first nine months of 1997 by segment and the increases over last year were as follows:

                                                    % of                  % of
                                                    Total                 Total
        (millions of dollars)            1997     Revenues     1996     Revenues     % Change
        Health Care:

          Pharmaceuticals
            U.S.                        $3,739      41.5      $3,200      39.3          17
            International                2,921      32.4       2,706      33.2           8
            Worldwide                    6,660      73.9       5,906      72.5          13

          Medical Technology             1,025      11.4       1,021      12.5           0

          Total Health Care              7,685      85.3       6,927      85.0          11

        Animal Health                      933      10.4         860      10.6           8

        Consumer Health Care               390       4.3         359       4.4           9

        Total                           $9,008     100.0      $8,146     100.0          11

The following is a discussion of total revenues by business segment:

--      Pharmaceuticals

        Worldwide pharmaceutical revenues by category were as follows:

                                      Third Quarter          %        Nine Months          %
                                       1997      1996*    Change     1997      1996*    Change
               Cardiovascular         $  992    $  893      11      $2,787    $2,525      10
               Infectious
                  Diseases               538       548      (2)      1,787     1,673       7
               Central Nervous
                  System                 405       362      12       1,142       999      14
               Alliance revenue           95         0      --         153         0      --
               Other                     270       236      14         791       709      12
               Total                  $2,300    $2,039      13      $6,660    $5,906      13

<F1>               *The Company has reclassified certain 1996 data to agree
                to the 1997 presentation.

               Sales of the Company's six major products accounted for 74% of pharmaceutical revenues and 55% of total revenues in the third quarter. Individual product sales and a brief discussion of each follow:


                                                                  Third Qtr.
                                                                  1997 Sales           % Change
               Product              Category                      (millions)           from 1996
               Norvasc              Cardiovascular                   $574                 22
               Procardia XL         Cardiovascular                    223                (11)
               Cardura              Cardiovascular                    160                 19
               Zithromax            Infectious Diseases               132                  6
               Diflucan             Infectious Diseases               220                 (5)
               Zoloft               Central Nervous System            395                 13

-- Norvasc is now the largest-selling cardiovascular medication in the world.

-- Procardia XL is a more mature cardiovascular medication. Sales have declined recently as the Company focuses on Norvasc. Despite the decline, Procardia XL is the third-largest selling cardiovascular medication in the U.S.

-- Cardura's sales have increased as more physicians recognize the effectiveness of alpha blockers in the treatment of hypertension and enlarged prostate and due to international product launches.

-- Zithromax is the most widely prescribed and fastest growing brand-name oral antibiotic in the U.S. An intravenous form was approved in the first quarter for the treatment of pneumonia and pelvic inflammatory disease. The Company is conducting clinical programs to support its ability to seek new approvals for the use of Zithromax to treat infections in ulcer patients and in treating atherosclerosis.

-- Diflucan is the world's best-selling prescription antifungal medicine. Excluding the impact of foreign exchange, sales decreased 1% in the third quarter. Slower sales in the quarter reflect the lower incidence of fungal infections in AIDS patients, as well as pricing pressures in the hospital market.

-- Zoloft is one of the leading medications for treatment of depression and is also prescribed to treat obsessive-compulsive disorders. The Company launched Zoloft for depression in France and Germany in the first quarter. In July, the FDA approved Zoloft's use for the treatment of panic disorder. In October, the FDA cleared Zoloft for the treatment of obsessive compulsive disorder in children age 6 to 17 years.

In addition, Zyrtec, in its second year since its U.S. launch, posted a 107% sales growth in the third quarter to $73 million worldwide. It is now in the second position in the U.S. antihistamine category, ranked by new prescription volume.

Alliance Revenue

"Alliance revenue" reflects the results of business alliances for sales of two new pharmaceutical products. For additional discussion, see Note 5, "Business Alliances", on page 7.

Product launches of Lipitor, the cholesterol-lowering medication, took place this year in ten countries, including the U.S., the United Kingdom, Germany, Italy and Canada and generated strong sales results in the second and third quarters. In the remainder of this year and next year, it is expected that it will be launched in several other countries.

Product launches of Aricept took place in seven countries, including the U.S., the United Kingdom and Canada earlier this year. Worldwide sales of Aricept totaled $53 million in the third quarter and $128 million in the first nine months of 1997. These sales are primarily recorded by Eisai, the company that discovered and developed the compound. This product has been approved in 13 European Union countries, including Germany, France and Italy. Overall prescriptions for the treatment of Alzheimer's disease have increased in the U.S. since the introduction of Aricept. Aricept has become the leading U.S. medication to treat symptoms of this disease.

--      Medical Technology

Third quarter sales increased 1% over last year's level. Excluding the impact of foreign exchange, sales increased 5%. Sales of "peripheral stents" (tubes to keep blocked arteries and other hollow passageways open) increased 17% in the quarter to $30 million and 29% in the nine months to $87 million. Sales of musculoskeletal products increased 5% in the third quarter to $194 million. Largely offsetting this growth were declines in sales of products for angioplasty principally due to heightened pricing pressure and urology mainly due to new-product competition.

--      Animal Health

Animal Health sales for the third quarter increased 7% mainly because of the growth of Dectomax, sales of other livestock products and the introduction of Rimadyl earlier this year. The Company launched Dectomax last year in the U.S., Australia, Japan and other international markets as a treatment for parasites in livestock. Sales of Dectomax grew 8% over last year, reaching $29 million in the quarter. Sales of Stafac, a leading antibacterial for poultry and swine, grew 23% to $23 million in the quarter. Rimadyl, a new non-steroidal anti-inflammatory medicine for osteoarthritis in dogs launched in the first quarter reported nine-month sales of $33 million.

--      Consumer Health Care

Consumer Health Care's sales for the third quarter increased 5%, mainly due to over-the-counter versions of previously prescription-only drugs (Reactine in Canada, Diflucan in the United Kingdom, OcuHist in the U.S.) and we sold more Cortizone, a brand we acquired in April 1996.

Total revenues in the U.S. increased largely due to pharmaceutical sales growth, particularly Norvasc, Cardura, Zithromax and Zoloft, as described above, as well as alliance revenue. Although a majority of the Company's sales are in the U.S., a large portion are in foreign markets. Total revenues by geographic area were as follows:

        (millions of dollars)
                     Third Quarter
                     % of                    % of
                    Total                   Total
         1997      Revenues      1996      Revenues                                    % Change
        $1,755       56.7       $1,516       54.1          United States                  16

           645       20.9          642       22.9          Europe                          0

           419       13.5          396       14.1          Asia                            6

           211        6.8          188        6.7          Canada/Latin America           12

            64        2.1           61        2.2          Africa/Middle East              5

        $3,094      100.0       $2,803      100.0          Consolidated                   10

       (millions of dollars)
                      Nine Months
                     % of                    % of
                    Total                   Total
         1997      Revenues      1996      Revenues                                    % Change
        $4,921       54.6       $4,286       52.6          United States                  15

         2,051       22.8        1,981       24.3          Europe                          4

         1,234       13.7        1,168       14.3          Asia                            6

           607        6.7          533        6.6          Canada/Latin America           14

           195        2.2          178        2.2          Africa/Middle East             10

        $9,008      100.0       $8,146      100.0          Consolidated                   11

Foreign exchange rates affect our sales revenues recorded in other currencies. The U.S. dollar's strength against foreign currencies decreases total sales when sales in foreign markets are translated into their U.S. dollar equivalent. For example, international pharmaceutical sales increased 12% in the third quarter and 15% in the first nine months excluding the impact of foreign exchange as compared to 5% reported in the third quarter and 8% in the first nine months. Currency impact was most pronounced in Japan, Germany, France and Italy as the value of the U.S. dollar strengthened. At current exchange rates, foreign exchange would have approximately a three-percentage point adverse impact on total revenue growth for the year.

COSTS AND EXPENSES

Cost of Sales

Cost of sales for the quarter increased only 5% versus last year compared with a 10% increase in total revenues. This increase reflected favorable business and product mix and benefits from more efficient manufacturing and foreign-exchange hedging programs.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses in the third quarter increased 14% over the 1996 level. Support for previously introduced products and launches of new products led to the increase. This support includes substantial global investments in the Company's pharmaceutical sales infrastructure and personnel, such as the creation of a new U.S. primary-care sales force, an increase in the size of U.S. specialist sales forces and personnel increases in key international markets.

Research and Development Expenses

Research and development expenses increased 18% in the third quarter over the prior year period. In the first nine months, Health Care R&D expenses, expressed as a percentage of Health Care total revenues, were 17.1% in 1997 and 16.3% in 1996. The Company expects total spending to be more than $1.9 billion in 1997 to discover new chemical compounds and advance others in development which include:

-- Trovan, a multi-purpose antibiotic in both oral and intravenous forms (filed a New Drug Application (NDA) with the FDA in December 1996). Major international regulatory filings were completed in the first quarter of 1997.

-- Zeldox, for treatment of psychotic disorders (filed an NDA with the FDA in March 1997);

-- Viagra, for treatment of male impotence (filed an NDA with the FDA and certain European regulatory agencies in September 1997). In October, the FDA notified the Company that it will receive priority review from the agency when the application is officially accepted;

-- dofetilide, for treatment of a heart rhythm disorder. Regulatory filings for this product are planned in the first quarter of 1998;

-- eletriptan, for treatment of migraine headaches. Regulatory filings for this product are planned in the third quarter of 1998;

-- droloxifene, for breast cancer. Filing of an NDA for this product is planned in the fourth quarter of 1998;

-- Alond (zopolrestat), for nervous system, kidney and cardiovascular disorders related to diabetes;

--      voriconazole, for treatment of fungal infections; and

--      darifenacin, for irritable bowel syndrome and incontinence.

The Company is also developing new uses or dosages for Norvasc, Zyrtec, Cardura and Zithromax. The FDA is currently reviewing a New Drug Application for the use of Diflucan to treat nail infections.

Other Deductions--Net

The following components were included in "Other deductions--net" in the third quarter and first nine months of 1997:

(millions of dollars)     Third Quarter                 %            Nine Months            %
                                 1997      1996*     Change**        1997      1996*     Change**
Interest income                  $(39)     $(33)        18          $(111)     $(93)        19
Interest expense                   39        39          0            113       119         (5)
Amortization of goodwill
 and other intangibles             18        16         13             52        44         18
Foreign exchange                   12         5        140             21        13         62
Other, net                         43        59        (27)           126       121          4
Other deductions--net            $ 73      $ 86        (17)         $ 201      $204         (2)

<F1> *Certain prior year data have been reclassified to conform to the current year presentation.

**Percentages may contain rounding adjustments.

Net interest expense decreased primarily due to a higher average level of investments.

TAXES ON INCOME

The effective tax rate decreased from 31.0% in 1996 to 28.0%, the projected 1997 rate. The third quarter rate of 26.2% reflects an adjustment of the first half tax provision, which was recorded using a 29.0% rate. This adjustment favorably impacted third quarter earnings per share by about two cents. The major cause of the decline from 29.0% to 28.0% was the extension of the R&D tax credit in the U.S. The credit, which had expired on May 31, 1997, has now been extended to June 30, 1998 and made retroactive to the previous expiration date.

LIQUIDITY AND CAPITAL RESOURCES

The positive performance in the third quarter of 1997 enhanced the Company's financial strength as indicated by the following measures:

                                                         Sept. 28,       Dec. 31,       Sept. 29,
                                                              1997           1996            1996
        Working capital (millions of dollars)             $  1,459       $    828       $     607

        Current ratio                                       1.25:1         1.15:1          1.10:1

        Debt to total capitalization
         (percentage)*                                         33%            30%             36%

        Shareholders' equity per
         common share**                                   $   5.90       $   5.54       $    5.25

<F1>        *  Represents total short and long-term borrowings divided by the sum of total short and long-term borrowings and total shareholders' equity.

        ** Represents total shareholders' equity divided by the actual number of common shares outstanding.

The increase in working capital from September 29, 1996 to September 28, 1997 and from December 31, 1996 to September 28, 1997 was primarily due to higher receivable and inventory levels needed to support the expansion of the business.

Net Cash Provided by Operating Activities

During the first nine months of 1997, the Company's operations provided positive cash flows of $1,161 million compared to $1,312 million in the first nine months of 1996. Although we earned more during the first nine months of 1997, the cash flow from operations was lower because of increased working capital needs.

Net Cash Used in Investing Activities

In the first nine months of 1997, the Company used $786 million in investing activities compared with $1,171 million in the 1996 period.

Net Cash Used in/Provided by Financing Activities

In the first nine months of 1997, the Company used $304 million in financing activities. In contrast, in the same period of 1996, the Company received $508 million from its financing activities. This is because in the 1997 period, the Company repurchased common stock, paid higher cash dividends and repaid higher amounts of long-term debt. The Company repurchased approximately 11 million shares of common stock on the open market at an average price of about $51 per share. Dividends paid increased due to the increase in the dividend rate earlier this year.

Net Financial Asset (Debt) Position

To fund its investing and financing activities, the Company uses commercial paper and short-term borrowings to complement its operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

As discussed above, the Company increased its short-term borrowings in the first nine months of 1997. The resulting financial debt position, compared to the beginning of the year and last year, was as follows:

        (millions of dollars)                     Sept. 28,       Dec. 31,      Sept. 29,
                                                       1997           1996           1996
        Financial assets*                            $3,365         $3,154         $3,606
        Short-term borrowings and
         long-term debt                               3,580          2,922          3,710

        Net financial assets (debt)               $    (215)      $    232      $    (104)

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

        On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling conference with the judge is awaited.

        Pfizer filed suit on July 8, 1997, against FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended release mechanism. Pfizer's suit alleges that extended release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. Oral arguments were heard on August 29, 1997. No decision has yet been issued.

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

        In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that establishes a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provides for a Consultation Fund of $90 to $140 million (depending on the number of claims filed) from which valve recipients who make claims will receive payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The number of claims filed fixes the fund amount at $90 million. The settlement agreement establishes a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992. Three appeals from the judgment approving the settlement and from the trial court's denial of the objectors motion to intervene have been filed and dismissed by the U.S. Court of Appeals for the Sixth Circuit; petitions for certiorari have been filed in the U.S. Supreme Court from all three appeals; and all three have been denied. It is expected that most of the costs arising from the Bowling class settlement will be covered by insurance and the proceeds of the sale of certain product lines of the Shiley businesses in 1992. Of approximately 900 implantees (and spouses of some of them) who opted out of the Bowling settlement class, eight have cases pending; approximately 792 have been resolved; and approximately 100 have never filed a case or claim.

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

        At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. The total pending number of active personal injury claims, but excluding those which are inactive or have been settled in principle as of September 26, 1997, is 37,005 (of which 23,627 had been covered by the Georgine injunction) asbestos cases against Quigley; 9,971 (of which 5,676 had been covered by the Georgine injunction) asbestos cases against the Company; and 68 talc cases against the Company.

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

        The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs) (the "Federal Class Action"), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the
Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. On August 15, 1997, the Court of Appeals (1) reversed the denial of summary judgment for the manufacturers excluding purchases by other than direct purchasers; (2) reversed the grant of summary judgment dismissing the wholesalers; and (3) took action regarding Alabama state cases, and DuPont Merck. The District Court has now set a trial date of September 1998 for the trial of the class case against the non-settlers.

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

        Consumer class actions have been filed in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Washington and Wisconsin alleging injury to consumers from the failure to give discounts to retail pharmacy companies.
The New York and Washington state cases were dismissed, and appeals are pending. A case filed in Colorado state court was dismissed without appeal.
A consumer class has been certified in California, and a limited consumer class has been certified in the District of Columbia. Class certification was denied in the Michigan state case, and plaintiffs' subsequent petition for review was denied. Class certification also was denied in the Maine case.

        The Company believes that these brand name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit.

        The Federal Trade Commission is conducting an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996, the Commission issued a subpoena for documents to the Company, among others, to which the Company has responded. A second subpoena was issued to the Company for documents in May 1997 and the Company has responded.

        Schneider (USA) Inc. and Schneider (Europe) AG have been named, together with Advanced Cardiovascular Systems, Inc., in a federal antitrust action brought on January 2, 1996, by Boston Scientific Corporation and SciMed Life Systems, Inc. (a subsidiary of Boston Scientific) in the U.S. District Court, District of Massachusetts. The suit alleges that the defendants unlawfully obtained and enforced certain patents covering rapid exchange angioplasty catheters and conspired against the plaintiffs by, among other allegations, their settlement of patent infringement litigation in December of 1991. The suit seeks unspecified treble damages and injunctive relief. The Company believes that the case is without merit, and moved to have it dismissed. On October 23, 1997, the motion to dismiss was granted.

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

        On January 15, 1997, an action was filed in Circuit Court, Chambers County, Alabama, and certified by an ex parte order as a class action, purportedly on behalf of a class of consumers, variously defined by the laws or types of laws governing their rights and encompassing residents of up to 47 states. The complaint alleges that the Company's claims for Plax were untrue, entitling them to a refund of their purchase price for purchases since 1988. The action was removed to the U.S. District Court for the Northern District of Alabama, which vacated the class certification order. A motion to remand to state court has been granted. The Company believes the complaint is without merit.

        In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter.

        In July 1997, the Company resolved all issues with the FDA related to an August 1996 Warning Letter from the FDA relating to certain promotional materials used in the marketing of Zoloft. Three purported consumer class actions involving Zoloft were filed, in Circuit Court, Dallas County, Texas, on December 3, and in Superior Court, San Diego County, California, on
December 26, 1996, each seeking certification of a statewide class, and in Circuit Court, Cameron County, Texas, on August 15, 1997 seeking certification of a nationwide (except California) class. Each complaint alleges that Pfizer's promotional materials improperly implied that the FDA had approved Zoloft as safe and effective for certain indications, and that patients for whom Zoloft was prescribed as a result of the promotion were entitled to a refund of their purchase price. The first two suits were removed to federal court; but have since been remanded to state court. Class certification motions are pending in both of the statewide class cases. The third case has been removed to federal court. The Company believes the suits are without merit.

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

        A purported class action entitled Bradshaw v. Pfizer Inc. and Howmedica Inc. is pending in the U.S. District Court, Northern District of Ohio. The action sought monetary and injunctive relief, including medical monitoring, on behalf of patients implanted with the Howmedica P.C.A. one-piece acetabular hip component, which was manufactured by Howmedica from 1983 to 1990. The complaint alleges that the prostheses were defectively designed and manufactured and posed undisclosed risks to implantees. The federal magistrate judge has recommended that the district court deny the plaintiffs' motion to certify the case as a class action. The Company believes that the suit is without merit. The Company has been served with 17 separate actions in the United States District Court for the District of New Jersey, brought by some of the same individuals previously identified as members of the purported class in the Bradshaw action, represented by the same lawyers, and making the same allegations. The Company believes that most if not all of these cases are without merit.

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

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the third quarter ended September 28, 1997.

                                PFIZER INC. AND SUBSIDIARY COMPANIES


                                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                       Pfizer Inc.

(Registrant)





Date:  November 10, 1997

                                      H. V. Ryan, Vice President; Controller
                                         (Principal Accounting Officer and
                                             Duly Authorized Officer)

                                                            Exhibit 3


                                                        October, 1997

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

                                   SERIES A JUNIOR PREFERRED STOCK

        Pursuant to authority conferred by this Article FOURTH upon the Board of Directors of the Corporation, the Board of Directors, pursuant to the Amended and Restated Certificate of Designations filed in the Office of the Secretary of State of the State of Delaware on October 9, 1997, has provided for a series of Preferred Stock of the Corporation and has stated the designation and number of shares, and has fixed the relative rights, preferences, and limitations thereof as follows:

        Series A Junior Preferred Stock:

               Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Junior Preferred Stock" (referred to herein as the "Series A Preferred Stock") and the number of shares constituting such series shall be 3,000,000. The Board of Directors of the Company may increase or decrease such number form time to time as they deem appropriate, subject to the then-current limitations of the Restated Certificate of Incorporation and applicable law.
               Section 2. Dividends and Distributions.
                (A) Subject to the provisions for adjustment hereinafter set forth, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, (i) in the event the Board of Directors of the Company shall, at any time after the issuance of any share of Series A Preferred Stock, declare a cash dividend payable on any class or series of the Common Stock of the Company (the "Common Stock"), a preferential cash dividend in an amount per share (rounded to the nearest cent) equal to 1000 times the per share amount of such cash dividend declared on a share of the Common Stock and (ii) a preferential cash dividend (a "Preferential Dividend"), if any, on the first day of January, April, July and October of each year (each a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction or a share of Series A Preferred Stock, in an amount equal to $100 per share of Series A Preferred Stock less the per share amount of all cash dividends declared on the Series A Preferred Stock pursuant to clause (i) of this sentence since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share of Series A Preferred Stock. In the event the Board of Directors of the Company shall, at any time after the issuance of any share of Series A
Preferred Stock, declare a distribution on the shares of Common Stock of the Company, whether by way of a dividend or a reclassification of stock, a recapitalization, reorganization or partial liquidation of the Company or otherwise, which is payable in cash or any debt security, debt instrument, real or personal property or any other property (other than cash dividends subject to the immediately preceding sentence), a distribution of shares of Common Stock or other capital stock of the Company or a distribution of rights or warrants to acquire any such share (including any debt security convertible into or exchangeable for any such share), at a price less than the Fair Market Value of such share, then and in each such event each holder of Series A Preferred Stock shall be entitled to receive when, as and if declared by the Board of Directors, out of funds and assets legally available for the purpose, a preferential distribution on each then outstanding share of Series A
Preferred Stock of the Company, in like kind, in an amount equal to 1000 times the amount of such distribution paid on a share of Common Stock (subject to the provisions for adjustment hereinafter set forth). The dividends and distributions on the Series A Preferred Stock to which holders thereof are entitled pursuant to clause (i) of the first sentence of this paragraph and pursuant to the second sentence of this paragraph are hereinafter referred to as "Series A Dividends" and the multiple of such cash and non-cash dividends on the Common Stock applicable to the determination of the Series A Dividends, which shall be 1000 initially but shall be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Dividend Multiple".
In the event the Company shall at any time after October 5, 1997 declare or pay any dividend or make any distribution on Common Stock payable in shares of Common Stock, or effect a subdivision or split or a combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case the Dividend Multiple thereafter applicable to the determination of the amount of the Series A Dividends which holders of shares of Series A Preferred Stock shall be entitled to receive shall be the Dividend Multiple applicable immediately prior to such event multiplied by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.
               (B) So long as any shares of Series A Preferred Stock are outstanding, no dividend or other distribution (other than a dividend or distribution paid in shares of Common Stock) shall be paid or set apart for payment by the Company on the Common Stock, unless, in each case, the full dividends on all outstanding shares of Series A Preferred Stock to which the holders thereof are entitled shall have been paid. No dividends shall be paid or declared or set apart for payment on the Series A Preferred Stock in respect of any period unless dividends shall be or have been paid, or declared and set apart for payment, pro rata on all shares of Preferred Stock at the time outstanding of each other series which ranks equally as to dividends with the Series A Preferred Stock so that the amount of dividends declared on the Series A Preferred Stock shall bear the same ratio to the amount declared on each such other series as the accrued dividends on the Series A Preferred
Stock shall bear to the accrued dividends on each such other series. Holders of shares of Series A Preferred Stock shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full dividends, as herein provided, on shares of Series A Preferred Stock. Accruals of dividends shall not bear interest.
                       (C) Preferential Dividends shall begin to accrue on outstanding shares of Series A Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issuance of any shares of Series A Preferred Stock. Accrued but unpaid Preferential Dividends shall cumulate but shall not bear interest. Preferential Dividends paid on the shares of Series
A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding.
               Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:
                (A) Each share of Series A Preferred Stock shall entitle the holder thereof to 1 vote on all matters submitted to a vote of the stockholders of the Company. Except as otherwise provided herein, in the Restated Certificate of Incorporation or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Company.
                (B) In the event that the Preferential Dividends accrued on the Series A Preferred Stock for four or more quarterly dividend periods, whether consecutive or not, shall not have been declared and paid or set apart for payment, the holders of record of the Series A Preferred Stock, together with any other series of Preferred Stock in respect of which the following right is expressly granted by the authorizing resolutions included in the Certificate of Designations therefor, shall have the right, at the next meeting of stockholders called for the election of directors, to elect two members to the Board of Directors, which directors shall be in addition to the number required by the By-laws prior to such event, to serve until the next Annual Meeting and until their successors are elected and qualified or their earlier resignation, removal or incapacity or until such earlier time as all accrued and unpaid Preferential Dividends upon the outstanding shares of Series A Preferred Stock shall have been paid (or set aside for payment) in full. The holders of shares of Series A Preferred Stock shall continue to have the right to elect directors as provided by the immediately preceding sentence until all accrued and unpaid Preferential Dividends upon the outstanding shares of Series A Preferred Stock shall have been paid (or set aside for payment) in full. Such directors may be removed and replaced by such stockholders, and vacancies in such directorships may be filled only by such stockholders (or by the remaining director elected by such stockholders, if there be one) in the manner permitted by law; provided, however, that any such action by stockholders shall be taken at a meeting of stockholders and shall not be taken by written consent thereto.
                       (C) Except as otherwise required by the Restated Certificate of Incorporation or by law or set forth herein, holders of Series
A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action.
               Section 4.  Certain Restrictions.
                       (A) Whenever Preferential Dividends or the Series A Dividends are in arrears or the Company shall be in default of payment thereof, thereafter and until all accrued and unpaid Preferential Dividends and the Series A Dividends, whether or not declared, on shares of Series A Preferred Stock outstanding shall have been paid or set aside for payment in full, and in addition to any and all other rights which any holder of shares of Series A Preferred Stock may have in such circumstances, the Company shall not:
                         (i)    declare or pay dividends on, make any other
distributions on (other than a dividend or distribution paid in shares of Common Stock), or redeem or purchase or otherwise acquire for consideration, any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock;
                        (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity as to dividends with the Series A Preferred Stock, unless dividends are paid ratably on the Series
A Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled if the full dividends accrued thereon were to be paid;
                      (iii) except as permitted by subparagraph (iv) of this paragraph 4(A), redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock, provided that the Company may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Company ranking junior (both as to dividends and upon liquidation, dissolution or winding-up) to the Series A Preferred Stock; or
                       (iv) purchase or otherwise acquire for consideration any shares of Series A Preferred Stock or any shares of stock ranking on a parity with the Series A Preferred Stock (either as to dividends or upon liquidation, dissolution or winding up), except in accordance with a purchase offer made to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine will result in fair and equitable treatment among the respective series or classes.
                     (B) The Company shall not permit any subsidiary (as hereinafter defined) of the Company to purchase or otherwise acquire for consideration any shares of stock of the Company unless the Company could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner. A "Subsidiary" of the Company shall mean any corporation or other entity of which securities or other ownership interests having ordinary voting power sufficient to elect a majority of the board of directors or other persons performing similar functions are beneficially owned, directly or indirectly, by the Company or by any corporation or other entity that that is otherwise controlled by the Company.
                  (C) The Company shall not issue any shares of Series A Preferred Stock except upon exercise of Rights issued pursuant to the Company's Rights Agreement dated as of October 6, 1997, as it may be amended and restated from time to time, a copy of which as is then currently in effect shall kept on file with the Secretary of the Company at its principal executive office and shall be made available to stockholders of record without charge upon written request therefor addressed to said Secretary. Notwithstanding the foregoing sentence, nothing contained in the provisions hereof shall prohibit or restrict the Company from issuing for any purpose any series of Preferred Stock with rights and privileges similar to, different from, or greater than, those of the Series A Preferred Stock.
               Section 5. Reacquired Shares. Any shares of Series A Preferred Stock purchased or otherwise acquired by the Company in any manner whatsoever shall be retired and canceled promptly after the acquisition thereof. All such shares upon their retirement and cancellation shall become authorized but unissued shares of Preferred Stock, without designation as to series, and such shares maybe reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors.
               Section 6. Liquidation, Dissolution or Winding Up. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, no distribution shall be made (i) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock unless the holders of shares of Series A Preferred Stock shall have received, subject to adjustment as hereinafter provided, (A) $275 per one thousandth share plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, or (B) if greater than the amount specified in clause (i)(A) of this sentence, an amount equal to 1000 times the aggregate amount to be distributed per share to holders of Common Stock, as the same may be adjusted as hereinafter provided, and (ii) to the holders of stock ranking on a parity upon liquidation, dissolution or winding up with the Series A Preferred Stock, unless simultaneously therewith distributions are made ratably on the Series A Preferred Stock and all other shares of such parity stock in proportion to the total amounts to which the holders of shares of Series A Preferred Stock are entitled under clause (1)(A) of this sentence and to which the holders of such parity shares are entitled, in each case upon such liquidation, dissolution or winding up. The amount to which holders of Series A Preferred Stock may be entitled upon liquidation, dissolution or winding up of the Company pursuant to clause (i)(B) of the foregoing sentence is hereinafter referred to as the "Participating Liquidation Amount" and the multiple of the amount to be distributed to holders of shares of Common Stock upon the liquidation, dissolution or winding up of the Company applicable pursuant to said clause to the determination of the Participating Liquidation Amount, as said multiple may be adjusted from time to time as hereinafter provided, is hereinafter referred to as the "Liquidation Multiple". In the event the Company shall at any time after October 5, 1997 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or split or a combination, consolidation or reverse split of the outstanding shares of Common Stock into a greater or lesser number of shares of Common Stock, then in each such case, the Liquidation Multiple thereafter applicable to the determination of the Participating Liquidation Amount to which holders of Series A Preferred Stock shall be entitled after such event shall be the Liquidation Multiple applicable immediately prior to such event multiplied by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.
               Section 7. Certain Reclassifications and other Events.
               (A) In the event that holders of shares of Common Stock of the Company receive after October 5, 1997 in respect of their shares of Common Stock any share of capital stock of the Company (other than any share of Common Stock of the Company), whether by way of reclassification, recapitalization, reorganization, dividends or other distribution or otherwise (a "Transaction"), then and in each such event the dividend rights and rights upon the liquidation, dissolution or winding up of the Company of the shares of Series A Preferred Stock shall be adjusted so that after such event the holders of Series A Preferred Stock shall be entitled, in respect of each share of Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such adjustment, to (i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such Transaction multiplied by the additional dividends which the holder of a share of Common Stock shall be entitled to receive by virtue of the receipt in the Transaction of such capital stock and
(ii) such additional distributions upon liquidation, dissolution or winding up of the Company as equal the Liquidation Multiple in effect immediately prior to such Transaction multiplied by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Company by virtue of the receipt in the Transaction of such capital stock, as the case may be, all as provided by the terms of such capital stock.
               (B) In the event that holders of shares or Common Stock of the Company receive after October 5, 1997 in respect of their shares of Common Stock any right or warrant to purchase Common Stock (including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for Common Stock) at a purchase price per share less than the Fair Market Value (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then and in each such event the dividend rights and rights upon the liquidation, dissolution or winding up of the Company of the shares of Series A Preferred Stock shall each be adjusted so that after such event the Dividend Multiple and the Liquidation Multiple shall each be the product of the Dividend Multiple and the Liquidation
Multiple, as the case may be, in effect immediately prior to such event multiplied by a fraction the numerator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the maximum number of shares of Common Stock which could be acquired upon exercise in full of all such rights or warrants and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock which could be purchased, at the Fair Market Value of the Common Stock at the time of such issuance, by the maximum aggregate consideration payable upon exercise in full of all such rights or warrants.
                (C) In the event that holders of shares of Common Stock of the Company receive after October 5, 1997 in respect of their shares of Common Stock any right or warrant to purchase capital stock of the Company (other than shares of Common Stock), including as such a right, for all purposes of this paragraph, any security convertible into or exchangeable for capital stock of the Company (other than Common Stock), at a purchase price per share less than the Fair Market Value of such shares of capital stock on the date of issuance of such right or warrant, then and in each such event the dividend rights and rights upon liquidation, dissolution or winding up of the Company of the shares of Series A Preferred Stock shall each be adjusted so that after such event each holder of a share of Series A Preferred Stock shall be entitled, in respect of each share of Series A Preferred Stock held, in addition to such rights in respect thereof to which such holder was entitled immediately prior to such event, to receive (i) such additional dividends as equal the Dividend Multiple in effect immediately prior to such event multiplied, first, by the additional dividends to which the holder of a share of Common Stock shall be entitled upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction (as hereinafter defined) and (ii) such additional distributions upon liquidation, dissolution or winding up of the Company as equal the Liquidation Multiple in effect immediately prior to such event multiplied, first, by the additional amount which the holder of a share of Common Stock shall be entitled to receive upon liquidation, dissolution or winding up of the Company upon exercise of such right or warrant by virtue of the capital stock which could be acquired upon such exercise and multiplied again by the Discount Fraction. For purposes of this paragraph, the "Discount Fraction" shall be a fraction the numerator of which shall be the difference between the Fair Market Value of a share of the capital stock subject to a right or warrant distributed to holders of shares of Common Stock of the Company as contemplated by this paragraph immediately after the distribution thereof and the purchase price per share for such share of capital stock pursuant to such right or warrant and the denominator of which shall be the Fair Market Value of a share of such capital stock immediately after the distribution of such right or warrant.
                       (D) For purposes of this Section 7, the "Fair Market Value" of a share of capital stock of the Company (including a share of Common Stock) on any date shall be deemed to be the average of the daily closing price per share thereof over the 30 consecutive Trading Days (as such term is hereinafter defined) immediately prior to such date; provided, however, that, in the event that such Fair Market Value or any such share or capital stock is determined during a period which includes any date that is within 30 Trading Days after (i) the ex-dividend date for a dividend or distribution on stock payable in shares of such stock or securities convertible into shares or such stock, or (ii) the effective date of any subdivision, split, combination, consolidation, reverse stock split or reclassification of such stock, then, and in each such case, the Fair Market Value shall be appropriately adjusted by the Board or Directors of the Company to take into account ex-dividend or post-effective date trading. The closing price for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average or the closing bid and asked prices, regular way (in either case, as reported in the applicable transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange), or, if the shares are not listed or admitted to trading on the New York Stock Exchange, as reported in the applicable transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares are listed or admitted to trading or, if the shares are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other-system then in use, or if on any such date the shares are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the shares selected by the Board of Directors of the Company. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the shares are listed or admitted to trading is open for the transaction of business or, if the shares are not listed or admitted to trading on any national securities exchange, on which the New York Stock Exchange or such other national securities exchange as may be selected by the Board of Directors of the Company is open. If the shares are not publicly held or not so listed or traded on any day within the period of 30 Trading Days applicable to the determination of Fair Market Value thereof as aforesaid, "Fair Market Value" shall mean the fair market value thereof per share as determined by the Board of Directors of the Company. In either case referred to in the foregoing sentence, the determination of Fair Market Value shall be described in a statement filed with the Secretary of the Company.
               Section 8. Consolidation, Merger, etc. In case the Company shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each outstanding share of Series A Preferred Stock shall at the same time be similarly exchanged for or changed into the aggregate amount of stock, securities, cash and/or other property (payable in like kind), as the case may be, for which or into which each share of Common Stock is changed or exchanged, multiplied by the higher of the Dividend Multiple or the Liquidation Multiple in effect immediately prior to such event.
               Section 9. Effective Time of Adjustments.
                 (A) Adjustments to the Series A Preferred Stock required by the provisions hereof shall be effective as of the time at which the event requiring such adjustments occurs.
                 (B) The Company shall give prompt written notice to each holder of a share of Series A Preferred Stock of the effect of any adjustment to the dividend rights or rights upon liquidation, dissolution or winding up of the Company of such shares required by the provisions hereof.
Notwithstanding the foregoing sentence, the failure of the Company to give such notice shall not affect the validity of or the force or effect of or the requirement for such adjustment.
               Section 10. No Redemption. The shares of Series A Preferred Stock shall not be redeemable at the option of the Company or any holder thereof. Notwithstanding the foregoing sentence of this Section, the Company may acquire shares of Series A Preferred Stock in any other manner permitted by law, the provisions hereof and the Restated Certificate of Incorporation of the Company.
             Section 11. Ranking. Unless otherwise provided in the Restated Certificate of Incorporation of the Company or a Certificate of Designations relating to a subsequent series of preferred stock of the Company, the Series
A Preferred Stock shall rank junior to all other series of the Company's Preferred Stock as to the payment or dividends and the distribution of assets on liquidation, dissolution or winding up, and senior to the Common Stock.
               Section 12. Amendment. The provisions hereof and the Restated Certificate of Incorporation of the Company shall not be amended in any manner which would adversely affect the rights, privileges or powers of the Series A Preferred Stock without, in addition to any other vote of stockholders required by law, the affirmative vote of the holders of two-thirds or more of the outstanding shares of Series A Preferred Stock, voting together as a single class.

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

        IN WITNESS WHEREOF, said PFIZER INC. has caused its corporate seal to be hereunto affixed and this certificate to be signed by C. L. Clemente its Senior Vice President and attested by Terence J. Gallagher, its Assistant Secretary, this 29th day of October, 1997.


        PFIZER INC.            PFIZER INC.
         Corporate
           Seal
           1942
         Delaware                            By    /s/ C. L. Clemente_____
                                                     Senior Vice President


ATTEST:



By  /s/ Terence J. Gallagher___
       Assistant Secretary

                                                             Exhibit 11


                            PFIZER INC. AND SUBSIDIARY COMPANIES
                          COMPUTATION OF EARNINGS PER COMMON SHARE
                              (millions, except per share data)
                                         (Unaudited)


                                               Three Months Ended              Nine Months Ended
                                              Sept. 28,       Sept. 29,      Sept. 28,      Sept. 29,
                                                   1997            1996           1997           1996
Primary:
Net income                                       $  596          $  514         $1,655         $1,425

Weighted average number of
 common shares outstanding                        1,256           1,249          1,257          1,245
Common share equivalents (a)                         47              40             44             40
Weighted average number of
 common shares and common
 share equivalents                                1,303           1,289          1,301          1,285

Net income per common share                      $  .46          $  .40         $ 1.27         $ 1.11




Fully Diluted:

Net income                                       $  596          $  514         $1,655         $1,425

Weighted average number of
 common shares outstanding                        1,256           1,249          1,257          1,245
Common share equivalents and
 other dilutive securities                           48              43             47             42
Weighted average number of
 common shares and common
 share equivalents                                1,304           1,292          1,304          1,287

Net income per common share                      $  .46          $  .40         $ 1.27         $ 1.11


<F1>(a)  Applies to stock option plans.

Note: The Company distributed a two-for-one stock split in the form of a 100 percent stock dividend on June 30, 1997 to shareholders of record on June 2, 1997. The par value remained at $.05 per share.

                                                                 Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


Board of Directors
Pfizer Inc.:


        We hereby acknowledge the incorporation by reference of our report dated November 10, 1997, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 28, 1997, in the Registration Statement on Form S-15 dated December 13, 1982 (File No. 2-80884), as amended, in the Registration Statement on Form S-8 dated October 27, 1983 (File No. 2-87473), as amended, in the Registration Statement on Form S-8 dated March 22, 1990
(File No. 33-34139), in the Registration Statement on Form S-8 dated January
24, 1991 (File No. 33-38708), in the Registration Statement on Form S-8 dated November 18, 1991 (File No. 33-44053), in the Registration Statement on Form
S-3 dated May 27, 1993 (File No. 33-49629), in the Registration Statement on Form S-8 dated May 27, 1993 (File No. 33-49631), in the Registration Statement on Form S-8 dated May 19, 1994 (File No. 33-53713), in the Registration Statement on Form S-8 dated October 5, 1994 (File No. 33-55771), in the Registration Statement on Form S-3 dated November 14, 1994 (File No. 33-
56435), in the Registration Statement on Form S-8 dated December 20, 1994
(File No 33-56979), in the Registration Statement on Form S-8 dated March 29, 1996 (File No. 33-02061) and in the Registration Statement on Form S-8 dated September 25, 1997 (File No. 333-36371).

        Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.







                                                      KPMG Peat Marwick LLP


New York, New York
November 10, 1997