Form 10-K405
period 1997-12-31
PFIZER INC
filed 1998-03-26
CIK 78003

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

     (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER 1-3619

                                  PFIZER INC.

            (Exact name of registrant as specified in its charter)



              DELAWARE                                13-5315170
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                     Number)
         235 East 42nd Street                          10017
         New York, New York                          (Zip Code)
(Address of principal executive offices)
            (212) 573-2323

              (Registrant's telephone number including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

---------------------------------------------------------------

--------------------------------------------------------------
                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS             ON WHICH REGISTERED
--------------------------------------------------------------
      Common Stock, $.05 par value     New York Stock Exchange
      Preferred Stock Purchase Rights  New York Stock Exchange
--------------------------------------------------------------
--------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE
                            --------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [X]      NO  [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of February 27, 1998 was approximately $114.7 billion.

  The number of shares outstanding of each of the registrant's classes of common stock as of February 27, 1998 was 1,298,734,466 shares of common stock, all of one class.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders           Parts I, II and
                                                             IV
Portions of the Proxy Statement for the 1998 Annual
Meeting of Shareholders
                                                             Parts I, III, and
                                                             IV

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I...................................................................    1
ITEM 1. BUSINESS.........................................................    1
  General................................................................    1
  Business Segments......................................................    1
    Health Care Segment .................................................    1
    Animal Health Segment ...............................................    3
    Consumer Health Care Segment ........................................    3
  Research and Product Development.......................................    4
  International Operations...............................................    4
  Marketing..............................................................    5
  Patents and Intellectual Property Rights...............................    6
  Competition............................................................    7
  Raw Materials..........................................................   10
  Government Regulation and Price Constraints............................   10
  Environmental Law Compliance...........................................   11
  Year 2000 Computer Systems Compliance..................................   11
  Corporate/Financial Subsidiaries.......................................   11
  Tax Matters............................................................   12
  Employees..............................................................   12
  Cautionary Factors That May Affect Future Results......................   12
ITEM 2. PROPERTIES.......................................................   15
ITEM 3. LEGAL PROCEEDINGS................................................   17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE..................................   22
Executive Officers of the Company........................................   22
PART II..................................................................   25
ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS..........................................................   25
ITEM 6. SELECTED FINANCIAL DATA..........................................   25
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS............................................   25
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   25
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.............................................   25
PART III.................................................................   25
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................   25
ITEM 11. EXECUTIVE COMPENSATION..........................................   26
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   26
PART IV..................................................................   26
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORMS 8-K.......................................................   26
  14(a)(1) Financial Statements..........................................   26
  14(a)(2) Financial Statement Schedules.................................   26
  14(a)(3) Exhibits......................................................   26
  14(b) Reports on Form 8-K..............................................   27

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Pfizer Inc. (the Company, which may be referred to as we, us, or our) is a research-based, global health care company. We discover, develop, manufacture and sell innovative products that improve the quality of life of people around the world and help them enjoy longer, healthier and more productive lives. Our products are available in more than 150 countries.

  Our home page on the Internet is at www.pfizer.com. You can learn about the Company by visiting that site.

BUSINESS SEGMENTS

  We operate in three business segments:

 . HEALTH CARE, which includes prescription pharmaceuticals, bone and joint devices; specialty medical instruments and implants; and products for treating heart diseases and other disorders;

 . ANIMAL HEALTH, which includes antiparasitics, anti-infectives, anti-inflammatory medicines and vaccines for livestock, poultry and pets; and

 . CONSUMER HEALTH CARE, which includes a variety of over-the-counter medications and personal care products.

  These businesses derive synergies in certain research and regulatory matters, but each requires different marketing and distribution strategies. Comparative segment revenues, profits and related financial information for 1997, 1996 and 1995 are given in the table entitled Segment Information on page 59 of our 1997 Annual Report. A graph captioned Total Revenues by Business Segment and tables captioned Percentage Change in Total Revenues and Segment Profit on pages 29, 30 and 33 respectively, of the Annual Report give segment information over the past three years. The information from those sections of the Annual Report is considered to be incorporated in this 1997 10-K report.

  Note that throughout this 10-K report, we "incorporate by reference" certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

  Our businesses are heavily regulated in most of the markets where we operate around the world. In the U.S., the main regulatory authority we deal with is the Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. Similar government authorities act in most other countries, and in many cases also regulate our prices. See Government Regulation and Price Constraints, below.

HEALTH CARE SEGMENT

  Our Health Care segment is comprised of two business groups: the Pfizer Pharmaceuticals Group and the Medical Technology Group. The Medical Technology Group used to be called the "Hospital Products Group."

Pfizer Pharmaceuticals Group

  In 1997, we combined our U.S. and international pharmaceutical operations into a consolidated Pfizer Pharmaceuticals Group.

  Most of our pharmaceutical sales come from products in three major therapeutic classes: cardiovascular diseases, infectious diseases and central nervous system disorders. We also have products for treatment of diabetes, allergies, urogenital disorders and arthritis. In 1997, pharmaceuticals contributed 74% of our revenues, as compared to 72% in 1996 and 71% in 1995. 1997 sales of our major pharmaceutical products--Norvasc, Zoloft, Diflucan, Procardia XL, Zithromax, Cardura and Zyrtec--comprised 57.1% of our revenues.

  Cardiovascular disease products that treat problems affecting the heart and the blood circulatory system are our largest therapeutic product line, accounting for roughly 30% of our revenues. Norvasc, our largest-selling product, is a once-a-day medication for hypertension (high blood pressure) and angina (heart pain). It belongs to the class of drugs known as calcium channel blockers. It became the largest-selling high blood pressure medicine worldwide in 1997 based on sales revenues. Our other cardiovascular products include Procardia XL, also a once-a-day calcium channel blocker for hypertension and angina, and Cardura, which is in the alpha blocker class of medications, and is used to treat hypertension and benign prostatic hyperplasia (enlarged prostate gland). Sales of Procardia XL continued to decrease during 1997, in part due to the product's maturity and the medical community's emphasis on the more advanced Norvasc. Procardia XL remains one of the largest-selling hypertension medicines in the U.S. nonetheless.

  In 1997, we participated in the launch of Lipitor, for treatment of high lipids (cholesterol and triglycerides) in the bloodstream, under co-promotion and license arrangements with the Parke-Davis Research Division of Warner-Lambert Company, which discovered the drug. Following its introduction, Lipitor surpassed several established competitors and, by the end of the year, was the most-prescribed medicine in its category in the U.S. At the end of 1997, Lipitor was being sold in the U.S. and fourteen other countries, and launches are planned in more than a dozen additional countries in 1998.

  In the infectious disease medicine category, our major products are Zithromax and Diflucan. Zithromax is an oral or injectable antibiotic in the chemical class known as macrolides. In 1997, it became the most widely-prescribed brand-name oral antibiotic in the U.S. It treats a broad range of infections. Its sales increased in 1997 in part due to the 1996 regulatory approval for its treatment of additional medical indications. Diflucan is used to treat various fungal infections, including vaginal infections and certain infections that afflict AIDS and cancer patients with weakened immune systems. Our new product Trovan is a once-daily oral dose antibiotic also available in intravenous form. It belongs to the class of chemical compounds known as quinolones, and treats a broad range of infections. It was approved for marketing by the FDA in late 1997, and European regulatory review is advancing. Shipments of the drug began in January 1998.

  For treatment of central nervous system disorders, we offer Zoloft and participate in the promotion of Aricept. Zoloft is used for treatment of depression, obsessive-compulsive disorder and panic disorder. It is our second-largest selling product. Sales grew in 1997 in part from recent approvals for its use to treat obsessive-compulsive disorder and panic disorder. We participated in the 1997 launch of Aricept for treatment of mild-to-moderate Alzheimer's disease patients. The drug was discovered and developed by Eisai Co., Ltd., a Japanese company, which contracted with us to co-promote and license the product. It quickly became the largest-selling medicine for treatment of Alzheimer's in the U.S. Aricept substantially expanded the prior market for pharmaceutical treatment of that disease. It is now sold in the U.S., Canada, the U.K. and several other countries. Launches are planned in more than a dozen additional countries in 1998.

  Our other major pharmaceutical products include Zyrtec, which is used for the treatment of allergies and related problems. Zyrtec is licensed to us by the Belgian company, UCB S.A., for sales in the U.S. and Canada. We co-promote Zyrtec in the U.S. with a subsidiary of UCB S.A.

  Prospective new products under development are discussed in the section below entitled Research and Product Development.

Medical Technology Group

  Medical Technology, formerly known as Hospital Products, consisted of the following businesses in 1997:

  . Howmedica,

  . Schneider/NAMIC,

  . American Medical Systems, and

  . Valleylab.

  In 1997, the sales of our Medical Technology Group accounted for 12% of our revenues, compared with 13% in each of 1996 and 1995.

  Howmedica manufactures and markets orthopedic implants for bones and joints in the body and related reconstructive products. Its products include hip and knee implants, bone cement, trauma products, internal and external devices to hold bones in position, implantable devices used in oral, facial and skull surgery, and specialty surgical instruments.

  Schneider/NAMIC is a worldwide manufacturer and supplier of catheters (tubular devices inserted into body passageways to provide access for other devices or the injection or withdrawal of fluids), stents (wire mesh-like tubes to keep open arteries and other hollow passageways in the body) for blood vessels and other applications and related single-patient-use medical products. Its products are used in the diagnosis and treatment of cardiovascular and other disorders of the body's ducts and hollow passageways, including clearing blockages of blood vessels caused by the buildup of plaque.

  American Medical Systems manufactures and markets impotence and incontinence implants, as well as other products used in the treatment of urological disorders.

  Valleylab, a surgical system and instrumentation business, was sold in January 1998. In February 1998, we announced that we are exploring strategic options for the remaining three businesses. These options include the possible divestiture of all or part of those businesses in a public or private transaction.

ANIMAL HEALTH SEGMENT

  Our Animal Health Group discovers, develops, manufactures and sells animal health products for the prevention and treatment of diseases in livestock, poultry and pets. We are a significant manufacturer of antibiotics, antiparasitics, vaccines and related products for livestock and pets. In 1995, we acquired the SmithKline Beecham Animal Health business, a leading producer of animal vaccines and pet products. That acquisition essentially doubled the revenues of our Animal Health Group, and complemented the products, target animal species and geographic sales coverage of our previous business. In 1997 and 1996, Animal Health sales accounted for approximately 11% of our overall revenues, compared with 12% in 1995.

  Our leading Animal Health product in 1997 was Dectomax, a treatment for internal and external parasites, primarily in cattle. Its sales increased in part due to the growth of the injectable formulation, and the introduction of a pour-on formulation in the U.S. and some international markets. It provides longer protection against a broader spectrum of parasites than many other products. During the year, we introduced Rimadyl, a non-steroidal anti-inflammatory for treatment of osteoarthritis in dogs. In its first year of sales, Rimadyl became a leading-selling animal health care product in the U.S. Also in 1997, we acquired worldwide rights to market Anipryl, a treatment for dogs suffering from Cushing's disease. It has also been approved in Canada for treatment of canine cognitive dysfunction, and U.S. approval is being sought.

  The other principal products of our Animal Health Group are Stafac, a feed additive for poultry, cattle and swine; Terramycin LA-200, an injectable version of the Terramycin broad-spectrum antibiotic used for various animal diseases; our Banminth, Nemex, Valbazen and Paratect products to treat internal parasites; Coxistac and Aviax anticoccidials to treat parasitic infection in poultry; Mecadox, an antibacterial for pigs; and Advocin, for treating respiratory and digestive system diseases in livestock and poultry. We also manufacture and sell an extensive line of cattle, swine and pet vaccines including BoviShield, RespiSure, Leukocell and Vanguard.

CONSUMER HEALTH CARE SEGMENT

  Our Consumer Health Care products include non-prescription over-the-counter
(OTC) medications, therapeutic skin care products and personal care products. Among our better-known OTC brands in the U.S. are:

 + Visine eyedrops

 + Ben Gay topical analgesics

 + Cortizone hydrocortisone skin cream

 + Rid anti-lice products

 + Unisom sleep aids

 + Desitin ointments

 + Hemorid hemorrhoidal treatment

 + Bain de Soleil skin care products

 + Plax pre-brushing dental rinse

 + Barbasol shave creams and gels

Several product-line extensions building on these brands have been introduced in recent years. Other products are sold only in selected international markets. In each of the past three years, sales of the Consumer Health Group accounted for 4% of our overall revenues.

  Our Consumer Health Care business offers an opportunity to expand sales of some of our prescription medications by evolving them to OTC medications. For example, an OTC formulation of Diflucan known as Diflucan One is sold in the U.K. as a treatment for vaginal candidiasis. Similarly, Zyrtec is sold as an OTC product in Canada under the brand name Reactine. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products over time.

RESEARCH AND PRODUCT DEVELOPMENT

  Innovation by our research and development operations is very important to the success of our businesses. Our goal is to discover, develop and bring to market innovative products that address major unmet health care needs. This goal has been supported by our substantial research and development investments. We spent approximately $1.4 billion in 1995, $1.7 billion in 1996, and $1.9 billion in 1997 on Company-sponsored research and development. In 1998, we anticipate investing more than $2 billion on research and development.

  We are planning for future growth of our research operations. Current construction at our three major international research centers will add approximately one million square feet of laboratory space. Other research facilities are also being added or expanded.

  We conduct research internally, and also through contracts with third parties, through collaborations with universities and biotechnology companies, and in cooperation with other pharmaceutical and medical products firms. We also seek out innovative technologies developed by third parties to acquire or incorporate into our product lines through licensing or other arrangements.

  Drug and medical product development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than ten years. Some candidates fail at each stage of the process, and even late-stage product candidates could fail to receive regulatory approval.

  In view of the limited period of patent protection, and to gain the marketing advantage of being first to market in a particular therapeutic category, we try to be efficient as well as careful in our new product development. We strive to minimize delays in handling new product candidates and look for opportunities, such as contracting studies to outside researchers, to move development forward efficiently.

  We feel that our investments in research have been rewarded by the number of pharmaceutical compounds and new therapies we have in all stages of development. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early evaluation drug development stages. While each new candidate is far from regulatory approval, and many compounds fail at every step of the process, new drug candidates are a foundation for future products. A table and discussion of supplemental filings for existing products and drug candidates in development is set out under the heading Product Developments on page 32 of our 1997 Annual Report. That table and discussion are incorporated here by reference.

  Our research operations also strive to add extra value to our existing products by improving their effectiveness and by discovering new uses for them. In 1997, the FDA approved the following additional uses for current products, which illustrate this strategy:

  + Zoloft for the treatment of:

          + panic disorder and

          + obsessive-compulsive disorder in children 6 to 17 years of age,

  + Zithromax for treatment of pneumonia and pelvic inflammatory disease, and

  + Unasyn for treatment of skin infections in children.

  Our competitors also devote substantial sums and resources to research and development. In addition, the consolidation that has occurred in our industry has created additional companies with substantial research and development resources. The competition fostered by the fruits of this research could result in erosion of sales and unanticipated product obsolescence.

INTERNATIONAL OPERATIONS

  We have significant operations outside the United States. They are conducted both through our subsidiaries and through distributors, and generally involve the same three business segments as our U.S. operations.

  Japan is our second-largest single national market, accounting for over a billion dollars in revenues, almost 9% of our total. No other single country outside the U.S. had revenues approaching 10% of our total. Our aggregate sales to European Community countries, however, were about 20% of our revenues.

  Refer to the table Geographic Data on page 59 of our 1997 Annual Report for a breakdown of revenues by major geographic areas. That information is incorporated here by reference.

  Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include:

 .  currency fluctuations,

 .  capital and exchange control regulations,

 .  expropriation and nationalization, and

 .  other restrictive government actions.

  Many international markets are also subject to government-imposed constraints that affect our businesses, including laws on pricing or reimbursement for use of our products. See the section below Government Regulation and Price Constraints for discussion of those matters.

  In 1997, currency devaluations relative to the U.S. dollar reduced our reported revenues in many countries. Depending on the nature of the change in value relative to the U.S. dollar, changes in foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. We cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us. We attempt to anticipate such changes, however, and we try to mitigate their effects. See
Note 5-D to our financial statements, Derivative Financial Instruments, on pages 47 to 49 in our Annual Report. That discussion is incorporated here by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated here by reference.

MARKETING

  In our global pharmaceuticals and medical technology businesses, we promote our products to health care providers such as doctors, nurse practitioners and hospitals, Pharmacy Benefit Managers (PBMs) and Managed Care Organizations
(MCOs). We also market directly to consumers in the United States through direct-to-consumer (DTC) print and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research.

  Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products. Our U.S. pharmaceutical sales representatives total approximately 4,100, and we are adding several hundred additional representatives to complete a new sales force. Overseas operations employ about 10,000 sales representatives.

  Our pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, including hospitals, clinics, government agencies and pharmacies.

  Through our marketing organizations, we explain the approved uses and advantages of our products to medical professionals. We work to gain access to MCO formularies (lists of recommended or approved medicines and other products compiled by pharmacists and physicians) by demonstrating the qualities and treatment benefits of our products. We also work with MCOs to assist them with disease management, patient education and other tools that help their medical treatment routines.

  Marketing of prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more particular medical problems. A manufacturer may choose, however, to undertake additional studies to demonstrate additional advantages of a compound, such as a better safety profile or greater cost effectiveness than existing therapies.

  Those studies can be costly, the results are uncertain, and they can take years to complete. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved claims and marketing strategies.

  Our medical technology businesses have their own respective sales forces. Medical technology products generally are sold directly to medical institutions, but distributors and dealers provide supplementary sales channels.

  Separate sales organizations are used by our Animal Health business to promote its products. Its advertising and promotion are generally targeted to health professionals, directly and through medical journals. Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors, retail outlets and directly to users, including feed manufacturers and animal producers. Where appropriate, these products are also marketed through print and television advertising.

  Our Consumer Health Care business around the world uses its own representatives to promote its products. This business uses substantial print and television consumer advertising for its brand-name products. Those products are sold through various retailers.

  During 1997, health care sales to McKesson Corporation, a pharmaceutical and health care products wholesaler, accounted for approximately 10% of our total revenues and almost 12% of our Health Care segment revenues. Sales to McKesson and our three other largest wholesalers in 1997 accounted for 34% of our total revenues. Those sales were concentrated in the Health Care segment. Our Consumer Health Care segment's 1997 sales to WalMart represented approximately 16% of our U.S. Consumer Health sales. Apart from these instances, none of our business segments is dependent on any one or group of related customers.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

  Our products are sold around the world under brand-name trademarks we consider in the aggregate to be of material importance. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it is registered. Registrations generally are for fixed, but renewable, terms.

  We own or are licensed under a number of U.S. and foreign patents. These patents cover:

 .  pharmaceutical and medical technology products,

 .  pharmaceutical formulations,

 .  product manufacturing processes, and

 .  intermediate chemical compounds used in manufacturing.

In 1997, neither the amounts we paid for license rights, nor amounts we received in connection with licenses granted by us to third parties, were material to our operations as a whole.

  Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country.

  In the aggregate, our patent and related rights are of material importance to our businesses in the United States and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the only patent rights we consider significant in relation to our business as a whole are those for Norvasc, Zoloft, Diflucan, Procardia XL and Zithromax. Our basic U.S. patents relating to Norvasc, Zoloft and Diflucan expire between 2004 and 2007.

  Procardia XL employs a novel sustained release drug delivery system developed and patented by Alza Corporation. We hold an exclusive license to use this delivery system with the active ingredient in Procardia XL until 2003. Other companies also offer sustained-release forms of that ingredient or have filed applications with the FDA seeking approval of such products. One such product that has been approved has not been rated by the FDA to be appropriate for substitution in place of Procardia XL. Another product filed with the FDA for approval in 1997 uses a form of the active ingredient that we believe infringes our patented technology, and we have sued to prevent that improper use. Yet another product was filed for FDA approval in February 1998, and also appears to infringe our patented technology. (See the discussion of these matters in

Item 3 below. Also see the discussion below about Procardia XL sales in the section Cautionary Factors That May Affect Future Results.) It is not possible to predict the timing and impact on sales of Procardia XL of competition from other products.

  Zithromax is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in crude bulk form from Pliva. Pliva's U.S. patent on Zithromax expires in 2005.

  We have other patent rights covering additional products that have smaller sales revenues. The U.S. patent for one such pharmaceutical product expires in 1999. The U.S. patent on Cardura expires in 2000.

  We expect that the patents on some of our newest products and late-stage product candidates could become significant to our business as a whole in the future.

  The expiration of a product patent normally results in the loss of marketing exclusivity for the covered product and, particularly in the U.S., can result in a dramatic reduction in sales of the pioneering product. In some cases, however, we can continue to obtain commercial benefits from:

 .  product manufacturing trade secrets;

 . patents on processes and intermediates for the economical manufacture of the active ingredients;

 .  patents for special formulations of the product or delivery mechanisms; and

 .  adaptation of the active ingredient to over-the-counter products.

  The effect of product patent expiration also depends upon:

 .  the nature of the market and the position of the product in it,

 .  the growth of the market,

 .  the complexities and economics of manufacture of the product, and

 .  the requirements of generic drug laws.

  One of the main limitations on our operations in some other countries is the lack of effective intellectual property protection of our products. Under international agreements in recent years, protection of intellectual property rights has been improving somewhat internationally. Pursuant to the North American Free Trade Agreement, Mexico improved its patent law to provide patent protection to pharmaceutical products. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are doing this. We have experienced significant growth in our businesses in some of those nations. Our continued and expanded business in those countries depends to a large degree on continuing that improvement.

COMPETITION

  Competition is intense in all of our businesses, and includes many large and small competitors. No single company competes with us in all of our businesses, however.

  The principal means of competition vary among product categories and business groups. Technological innovations affecting:

 .  efficacy,

 .  safety,

 .  patients' ease of use, and

 .  cost effectiveness

are important to success in all of our businesses. Our businesses also focus on unmet medical needs and improving therapies. Our emphasis on innovation has led to our multi-billion dollar research and development investments over the past decade.

  Our pharmaceutical business competes with worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus, and generic drug manufacturers. Our pharmaceutical operations are among the largest in the world, although there are other companies that have greater sales and more employees.

  In recent years, a comparison of the total cost of medical treatments using pharmaceuticals versus alternative treatments for the same condition has become an important basis of competition. Managed

Care Organizations and Pharmacy Benefit Managers look to cost advantages as well as medical benefits in making their drug formulary decisions.

  Our pharmaceutical sales and marketing organization has proven to be a valuable competitive asset. Our salespeople's ability to reach medical professionals with information about our products helps us respond to competitive efforts and launch new products.

  Our Medical Technology Group's competitors include many companies of various sizes and resources. Consolidations of companies in this business have increased the combined firms' overall market positions. We have made strategic changes in response to those market conditions by expanding some of our product lines through acquisitions and by divestitures of businesses that no longer had a strategic fit.

  We have a significant presence in the animal health marketplace, but many other companies offer competitive products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include:

 .  product innovation,

 .  service,

 .  price,

 .  quality, and

 .  effective promotion to veterinary professionals and consumers.

  We promote our products directly through our sales representatives as well as through advertising.

  Many other companies, large and small, manufacture and sell one or more products that are similar to our consumer health care products. The principal methods of competition in the OTC market include:

 .  product quality,

 .  advertising and promotion,

 .  product innovation,

 .  broad distribution capabilities,

 .  customer satisfaction, and

 .  price.

  Heavy expenditures for advertising, promotion and marketing are generally required to achieve consumer acceptance of consumer health care products.

  In the current environment of competitive pressures on profit margins, we continue efforts to control the growth of our expenses. Although research and development budgets have grown significantly, in other areas such as manufacturing, distribution and sales administration, we have kept our costs down by restructuring and consolidating facilities. These measures have brought us new efficiencies and reduced or contained our operating expenses.

Managed Care Organizations

  The growth of Managed Care Organizations (MCOs) has been a major factor in the competitive make-up of the health care marketplace. Over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the Pharmacy Benefit Managers (PBMs) that serve many of those organizations has become important to our business.

  MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, alliances of hospitals and physicians and other physician organizations. The purchasing power of MCOs has been increasing in recent years due to their growing numbers of enrolled patients. At the same time, those organizations have been consolidating into fewer, even larger entities. This enhances their purchasing strength and importance to us.

  A major objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use volume purchases and long-term contracts to negotiate discounts from pharmaceutical and medical device providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment, and procedures performed at doctors' offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed.

  As discussed above in Marketing, MCOs and PBMs typically develop formularies to reduce their cost for medications and medical devices. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower initial cost, generic medicines may be favored. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients' use of products listed on their formularies.

  Exclusion of a product from a formulary can lead to its sharply reduced usage in the MCO patient population. Consequently, pharmaceutical and medical device companies compete aggressively to have their products included. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price.

  The growth of MCOs also appears to have led to greater usage of some drugs. Certain drugs can avoid the need for more costly treatments such as hospitalization, professional therapy, or even surgery. Because of these advantages, such drugs can become favored first-line treatments. In addition, the current trend of some patients to opt for managed care alternatives to Medicare may increase overall pharmaceutical usage among that elderly population. Medicare generally does not pay for medicines, so the patients must bear that cost. MCOs, however, often offer significant drug benefits for their participants.

  These developments have not only created pressure on prices, but also have increased sales of products on formularies. We have been generally, although not universally, successful in having our major products included on MCO formularies.

  Another way we address the interests of MCOs is by developing disease management programs. These programs can be attractive to MCOs by improving patient communications and compliance with dosage directions, which are important for effective disease treatment. They can help MCOs address various aspects of disease management, such as prevention, diagnosis and treatment of certain diseases, including use of pharmaceutical products. This comprehensive approach can improve the quality of care and lower costly complications of chronic diseases.

Generic Products

  One of the biggest competitive challenges we face in the U.S. is from generic pharmaceutical manufacturers. Upon the expiration of U.S. patent protection on an important product, we can lose the major portion of U.S. sales of the product within a year. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about the product to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Generic products need only demonstrate a level of availability in the blood stream equivalent to that of the pioneer product. This means that after we have borne the expenses of discovering, developing and testing a medicine for safety and efficacy, obtaining regulatory approval and informing the medical community about its therapeutic benefits, generic competitors can charge much less for a competing version of our product and still be profitable.

  As noted above, MCOs that focus primarily on the immediate cost of drugs may favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their health care programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it in accordance with applicable procedures.

  Some of our competitors who produce patented pharmaceuticals have entered the generic market; in some cases offering generic versions of their own brand-name products. We have not followed that strategy. Instead, we focus our resources on developing and marketing innovative new products and treatments.

RAW MATERIALS

  Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are widely available from multiple sources. No serious shortages or delays were encountered in 1997, and none are expected in 1998.

GOVERNMENT REGULATION AND PRICE CONSTRAINTS

  Pharmaceutical and medical device companies are subject to heavy regulation by a number of national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over all our businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of our products. In some cases, FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market.

  The FDA also regulates our consumer health care business and, along with the U.S. Department of Agriculture and the Environmental Protection Agency, animal health products. Some regulatory actions pertaining to our products are discussed in Item 3 of this report.

  In 1995, the European Medicines Evaluation Agency (EMEA) instituted a new "centralized" drug-approval process for the member states of the European Union
(EU). This centralized procedure supplements the traditional decentralized approach and allows for a single central approval that is valid in all EU member countries. To the extent the EMEA establishes a harmonized, centralized regulatory authority for Europe, our businesses operating there should benefit. The EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member countries, however. We will continue to deal with individual countries on such issues.

  In recent years, various legislative proposals have been offered in Congress and in some state legislatures that would effect major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. These could include price or patient reimbursement constraints on medicines and restrictions on access to certain products. Similar issues have also arisen in many foreign countries where we do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

  Also in the U.S., proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected expenditures. Driven by budget concerns, Medicaid managed care systems have been under consideration in several states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. As noted above, if changes to these programs shift patients to MCOs that cover pharmaceuticals, usage of pharmaceuticals could increase.

  Legislation in the U.S. requires us to give rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates on page 30 of our 1997 Annual Report for details on the cost to us of such discounts and rebates, which is incorporated here by reference.

  We encounter similar regulatory and legislative issues in most other countries. For example, in 1997, Japan announced a price reduction on drugs. In Europe and some other international markets, the government provides health care at low direct cost to consumers, and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system.

  This international patchwork of price regulation has led to inconsistent prices and some third-party trade in our products from markets with low prices. Such "parallel trade" exploiting price differences between countries can undermine our sales in markets with higher prices.

  We are also subject to the jurisdiction of various other regulatory and enforcement departments and agencies, such as the Federal Trade

Commission and the Department of Justice in the U.S., and are, therefore, subject to possible administrative and legal proceedings and actions by those organizations. Such actions may include product recalls, seizures and other civil and criminal sanctions. In some cases, we have initiated product recalls voluntarily.

  It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

ENVIRONMENTAL LAW COMPLIANCE

  Most of our manufacturing and certain research operations are affected by federal, state and local environmental laws. These laws relate to the discharge of materials or otherwise to the protection of the environment. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We are also cleaning up environmental contamination from past industrial activity at certain sites (see Item 3, Legal Proceedings, below). As a result, we incurred capital and operational expenditures in 1997 for environmental protection and clean-up of certain past industrial activity as follows:

 .  environmental-related capital expenditures, $55 million;

 .  other environmental-related expenses, $67 million.

  While we cannot predict with certainty the future costs of such clean up activities, capital expenditures, or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

  Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

  We developed a Compliance Assurance Process to address this problem. A project team has performed a detailed assessment of all internal computer systems and is developing and implementing plans to correct the problems. Year 2000 problems affect many of our research and development, production, distribution, financial, administrative and communication operations. Systems critical to our business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition, a separate team is looking at Year 2000 readiness from other aspects of our business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. Outside companies such as vendors, major customers, service suppliers, communications providers and banks are being asked to verify their Year 2000 readiness and we are testing such systems where appropriate. We expect these projects to be successfully completed during 1999.

  External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To this point, those costs have not been material. Costs to be incurred over the next two years to fix Year 2000 problems are estimated at approximately $40 million. Such costs do not include normal system upgrades and replacements. Based on our current plans and efforts to date, we expect that there will be no material harm to our operations.

CORPORATE/FINANCIAL SUBSIDIARIES

  We conduct international banking operations through a subsidiary, Pfizer International Bank Europe (PIBE), based in Dublin, Ireland. PIBE, incorporated under the laws of Ireland, operates under a banking license from the Central Bank of Ireland. It makes loans and accepts deposits in several currencies in international markets. PIBE is an active Euromarket lender to high quality corporations and governments through its portfolio of loans and money market instruments. Loans are made primarily on a short and medium term basis, typically with floating interest rates.

  We also own an insurance operation, The Kodiak Company Limited, which reinsures certain assets, inland transport and marine cargo of our international operations. Financial data for these subsidiaries are set out in
Note 3 to our financial statements, Financial Subsidiaries, on page 46 in our 1997 Annual Report, which is incorporated here by reference.

TAX MATTERS

  The discussion of tax-related matters (including certain proceedings involving proposed tax adjustments relating to prior years) in Note 8 to our financial statements, Taxes on Income, on pages 49 through 51 in the Annual Report is incorporated here by reference.

EMPLOYEES

  In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 1997, we employed approximately 49,200 people in our operations throughout the world. Geographically, this total breaks down as follows:

 .  United States, 20,700;

 .  Europe, 14,400;

 .  Asia, 7,700;

 .  Canada/Latin America, 5,000; and

 .  Africa/Middle East, 1,400.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of
1995)

Our disclosure and analysis in this report and in our 1997 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this report, in the 1997 Annual Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above--for example, government regulations around the world, generic product competition and the competitive environment--will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

+ Balancing current growth and investment to fuel future growth remains a major challenge. Our ongoing investments in new product introductions and research and development for future products could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

+ In the U.S., many of our pharmaceutical products are subject to increasing price pressures as managed care groups, pharmacy benefit managers and government agencies seek price discounts. Government efforts to reduce Medicare and Medicaid expenses are expected to increase the use of managed care. This may result in managed care influencing prescription decisions for a larger segment of the population. International operations are also subject to price and marketing regulations. As a result, it is expected that pressures on pricing and operating results will continue and could affect future results.

+ Almost half our revenues arise from international operations, and revenues and net income growth in 1998 are expected to be affected by changes in foreign exchange rates. Revenues from Asia comprised approximately 13% of total revenues in 1997 (although revenues from the Asian markets most impacted by 1997 currency devaluations--Korea, Indonesia, Thailand, Malaysia, Philippines and Taiwan--comprised only 2% of 1997 total revenues).

  These foreign-based revenues as well as our substantial international assets result in our exposure to currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to interest rate change risk. The risks of such changes and the measures we have taken to help contain those risks are discussed in the section entitled Financial Risk Management on pages 37 and 38 in our 1997 Annual Report. For additional details, see Note 5-D to our financial statements, Derivative Financial Instruments, on pages 47 to 49 in our 1997 Annual Report. Those sections of the Annual Report are incorporated here by reference.

  Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances such as these, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses. These factors could affect future results.

+ A new European currency is planned for introduction in January 1999 to eventually replace the separate currencies of eleven western European countries. This will entail changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications will be necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. Although a three-year transition period is expected during which transactions may be made in the old currencies, this may require dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur.

+ International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

+ Cost-containment measures employed by governments that have the effect of limiting patient access to medicines and related issues described above in Government Regulation and Price Constraints affect the growth and profitability of our operations in some countries. Those factors could affect future results.

+ Business combinations among our competitors could affect our competitive position in the pharmaceutical, medical technology, animal health and consumer health care businesses. Similarly, combinations among our major customers could increase their purchasing power in dealing with us. And, of course, if we ourselves should enter into one or more business combinations, our business, finances and capital structure could be affected.

+ Generic competition is a major challenge in the U.S. Loss of patent protection typically leads to dramatic loss of sales in the U.S. market and could affect future results.

+ Risks and uncertainties particularly apply with respect to product-related forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. Prospective products can fail to receive regulatory approval. There are also many considerations that can affect marketing of pharmaceutical and medical technology products around the world. Regulatory delays; the inability to successfully complete clinical trials; claims and concerns about safety and efficacy; new discoveries; patents and products by competitors and related patent disputes; and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related forward-looking statements.

+ As discussed above in Marketing, decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy once the drug receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they consume time and resources and can delay submitting the drug candidate for initial approval. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The quality of our decisions in this area can affect our future results.

+ Difficulties or delays in product manufacturing or marketing including, but not limited to, the inability to build up production capacity commensurate with demand, or the failure to predict market demand for or gain market acceptance of approved products could affect future results.

+ We currently have two products, Norvasc and Zoloft, with annual sales exceeding one billion dollars. Those products accounted for approximately 30% of our 1997 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

+ We cannot always predict with accuracy the timing or impact of possible future competition on sales of our products. For example, Procardia XL, our patented form of sustained-release nifedipine, has been an important product for us, but its sales have been declining, and we expect that to continue. Sales of Procardia XL were $1,133 million in 1995, $1,005 million in 1996, and $822 million in 1997. At least in part, this decline has been due to the medical community's increased emphasis on our more advanced product, Norvasc. It is also partly attributable to the fact that there has been another form of sustained-release nifedipine available on the market since 1993, although it is not approved for treatment of all the same indications as Procardia XL. Additional potentially competitive products have been filed for FDA approval. This indicates that the number of medicines that compete with Procardia XL may increase, and the sales of competing products may affect our expected results.

+ During 1995, the authors of some non-clinical studies questioned the safety of calcium channel blockers (CCBs). Although the clinical evidence supported the safety of this class of medications, the FDA convened an advisory panel to review their safety. In 1996, that advisory panel found no data to support challenges to the safety of newer sustained-release and intrinsically long-acting CCBs (such as our Norvasc and Procardia XL products for treatment of hypertension and angina).

  Questions about this class of products have continued, however, and include scientific publications and presentations asserting that these products may be associated with various serious medical conditions.

  However, during 1997, emerging data and reviews by two national regulatory authorities plus newly published National Institutes of Health (NIH) guidelines were supportive of the safety of CCBs. In March 1997, Swedish regulatory authorities concluded that the pertinent studies do not provide sufficient evidence of any general association between use of CCBs and an increase in the risk of cancer.

  Additionally, in July, Canadian authorities concluded that these medications were safe and effective when used as indicated. Finally, in November, the NIH published guidelines reflecting clinical recommendations for the treatment of patients with hypertension which maintained that long-acting CCBs are useful and appropriate first-line medications.

  We believe that the safety and effectiveness of Norvasc and Procardia XL are supported by a large body of data from numerous studies and the daily clinical experiences of physicians around the world. It is not possible, however, to predict the impact, if any, of existing or future studies, regulatory agency actions or a continuing debate regarding CCBs on our future sales.

+ Growth in costs and expenses, changes in product mix and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies, evaluation of asset realization, and organizational restructuring could affect future results. For example, we may be unable to continue or maintain margin improvements achieved in recent years, which would affect future results.

+ In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which become effective for our 1998 financial statements. SFAS No. 130 requires disclosure of comprehensive income, which consists of all changes in equity from nonshareholder sources. SFAS No. 131 requires that a company report information about its operating segments.

  The adoption of these statements will not impact our consolidated financial position, results of operations or cash flows. The effect of the adoption of these statements will be limited to the form and content of our disclosures. Since we currently disclose most of the information required under these statements, we do not expect their adoption to materially change our current disclosures.

  Such new or revised accounting standards and rules are issued from time to time. Although the standards mentioned above are not expected to have a material impact on our reported financial results, future standards and rules could have such an effect.

+ As described above in the section Year 2000 Computer Systems Compliance, we are working to address "Year 2000" problems. If we should fail to identify or fix all such problems in our own operations, or if we are affected by the inability of a sole-source supplier or a major customer (such as a large drug wholesaler or distributor) to continue operations due to such a problem, our operations and/or cash flows could be affected.

+ Changes in the U.S. Tax Code and the tax laws of other countries can affect our net earnings. For example, pursuant to the Small Jobs Protection Act of 1996 (the Act), Section 936 of the Internal Revenue Code was repealed for tax years beginning after December 31, 1995. Section 936 had created the U.S. possessions corporation income tax credit, which gave us tax benefits for certain operations in Puerto Rico. The Act provided that as an existing credit claimant, we are eligible to continue using the credit against the tax arising from our manufacturing income earned in Puerto Rico for an additional ten-year period. The amount of manufacturing income eligible for the credit during this additional period is subject to a cap based on our prior years' income earned in Puerto Rico. This ten-year extension does not apply to investment income earned in Puerto Rico, the credit on which expired as of July 1, 1996. The Act did not affect the amendments made to Section 936 by the Omnibus Budget Reconciliation Act of 1993, which provided for a five-year phase-down of the U.S. possession tax credit from 100% to 40%. In addition, the Act extended the R&D tax credit for eleven months effective July 1, 1996. In 1997, this credit was extended to June 30, 1998.

+ Claims have been brought against us and our subsidiaries for various legal, environmental and tax matters, and additional claims arise from time to time. In addition, our operations are subject to international, federal, state and local environmental laws and regulations. It is possible that our cash flows and results of operations could be affected by the one-time impact of the resolution of these contingencies. We believe that the ultimate disposition of current matters to the extent not previously provided for will not have a material impact on our financial condition or cash flows and results of operations, except where specifically commented upon in the discussion of such matters in Legal Proceedings in Item 3 in this report, and in Tax Matters above.

ITEM 2. PROPERTIES

  Our world headquarters are located in several buildings in New York City. We own two of these buildings, including our main 33-story office tower, and rent space in others nearby. The 33-story office tower is located on a site we have leased under a long-term ground lease. Altogether, our headquarters operations occupy over one million square feet of owned and leased office space in New York City.

  Our pharmaceutical business owns and leases space for sales and marketing, administrative support, and customer service functions around the world.

  Our major research and development facilities are located in manufacturing/R&D complexes that we own containing multiple buildings in Groton, Connecticut and Sandwich, England. The buildings at our Groton facility currently contain approximately three million square feet of floor space. Approximately 1.2 million square feet is used for manufacturing, and the rest is used for research and development. An additional 550,000 square foot laboratory building, which is expected to house approximately 700 new research employees, is currently under construction. The Company also plans to begin construction in 1998 on an additional 400,000 square foot facility on a 24 acre site in nearby New London, Connecticut, to house an initial 1,300 employees from the Company's research operations.

  Buildings on our 340 acre Sandwich, England campus house research, our U.K. pharmaceutical sales office and a production plant. These facilities contain almost two million square feet of floor space, approximately half of which is used for research and development. An additional 540,000 square feet of new research space is under construction.

  We own other important research facilities in Nagoya, Japan; Amboise, France; and Terre Haute, Indiana. A number of smaller research and development operations around the world focus principally on their local markets. As discussed above, we have been expanding our research and development facilities in recent years to meet the challenges of handling growing research activities. Altogether in 1997, we commenced construction on over one million square feet of research facilities at our sites in Groton, Sandwich and Nagoya.

  We have 28 production plants serving our pharmaceutical and animal health operations around the world. Fifteen of these are major facilities. These plants handle one or more of three basic types of production processes:

 .  fermentation,

 .  major synthesis, and

 .  drug product production.

  We have five major fermentation plants:

 .  Rixensart, Belgium;

 .  Sao Paulo, Brazil;

 .  Terre Haute, Indiana;

 .  Nagoya, Japan; and

 .  Sandwich, England.

  Our major drug synthesis facilities are in three locations:

 .  Groton, Connecticut;

 .  Ringaskiddy, Ireland; and

 .  Barceloneta, Puerto Rico.

  We have major product production plants at thirteen sites in eleven countries:

  1. Sao Paulo, Brazil

  2. Dalian, China

  3. Sandwich, England

  4. Amboise, France

  5. Illertissen, Germany

  6. Chandigarh, India

  7. Latina, Italy

  8. Nagoya, Japan

  9. Toluca, Mexico

  10. Barceloneta, Puerto Rico, U.S.

  11. Brooklyn, New York, U.S.

  12. Terre Haute, Indiana, U.S., and

  13. Valencia, Venezuela

  Our Animal Health business has new world headquarters in leased offices one block away from the Company's corporate headquarters in New York City. Animal Health owns its North America headquarters in Exton, Pennsylvania, and leases some additional space in a nearby office building. It also owns office space in Zaventem, Belgium for support of its international operations.

  Most of Animal Health's research and manufacturing facilities are shared with our pharmaceutical business. Its major manufacturing facilities are in:

 .  Lincoln, Nebraska;

 .  Lee's Summit, Missouri;

 .  London, Ontario, Canada; and

 .  Louvain la Neuve, Belgium

all of which are owned.

  Medical Technology has its headquarters in our New York corporate offices, and sales offices around the world in mostly leased office facilities. Howmedica is headquartered in owned and leased facilities in Rutherford, New Jersey, where various production, research, and sales and marketing operations are housed. Its Leibinger oral, facial and skull surgery device operation is based in owned facilities in Freiburg, Germany. It also owns additional manufacturing, research and marketing facilities in other locations in Germany, France, Ireland and Switzerland. Schneider/NAMIC has offices and major production facilities in Glens Falls, New York and Plymouth, Minnesota, and additional production in Puerto Rico, Florida, Ireland and Switzerland. The Glens Falls, Puerto Rico and Florida facilities are leased. American Medical Systems has its headquarters in an owned building in Minnetonka, Minnesota.

  Medical Technology has a technical resources group at our Groton, Connecticut plant, but most of its businesses conduct their principal research at separate facilities. Medical Technology's businesses have local sales, service and distribution offices around the world, substantially all of which are leased.

  Our Consumer Health Care business has its principal executive offices in the Company's world headquarters in New York. It owns its 450,000 square foot U.S. product production facilities in Parsippany, New Jersey, which also houses its principal research operations, and a plant in San Jose Iturbide, Mexico producing hair care products primarily for the Mexican market. Its other manufacturing facilities are owned, but are shared with and managed by our pharmaceutical business. Consumer Health's sales and marketing offices are generally leased and shared with local pharmaceutical sales offices, except in Mexico and the U.K., where Consumer Health has separate offices.

  Our distribution operations are anchored by our large, state-of-the-art distribution and order fulfillment operation in a 280,000 square foot building on a 20 acre site in Memphis, Tennessee. This centrally-located U.S. facility opened in 1995 and services the Company's pharmaceutical, Howmedica and consumer health care business units and also houses some customer service operations. Other U.S. distribution facilities for those operations are located in Clifton and Parsippany, New Jersey and Irvine, California. The Animal Health Group operates its own distribution facilities.

  In general, our properties are well maintained, adequate and suitable to their purposes. The growth of our businesses has created space pressures for certain operations, however. We have responded to such challenges with plans to provide appropriate facilities as needs are demonstrated. Note 6 to our financial statements, Property, Plant and Equipment on page 49 in our 1997 Annual Report, which discloses amounts invested in land, buildings and equipment, and the discussion of investing activities under the heading Summary of Cash Flows on page 35 of the Annual Report, which describes our capital expenditures, are incorporated here by reference. See, also, the discussion under Note 11 entitled Lease Commitments on page 52 of the Annual Report, which is also incorporated here by reference.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in a number of claims and litigations, including product liability claims and litigations considered normal in the nature of its businesses. These include suits involving various pharmaceutical and hospital products that allege either reaction to or injury from use of the product. In addition, from time to time the Company is involved in, or is the subject of, various governmental or agency inquiries or investigations relating to its businesses.

  On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling order has been entered. Discovery is in progress. On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained release nifedipine product asserted to be bioequivalent to Procardia XL. The notice indicated that it was being sent to the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. The notice is under review.

  Pfizer filed suit on July 8, 1997, against the FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended release mechanism. Pfizer's suit alleges that extended release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. Oral arguments were heard on August 29, 1997. No decision has yet been issued.

  As previously disclosed, a number of lawsuits and claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60(degrees) or 70(degrees) Shiley Convexo Concave ("C/C") heart valves, or anxiety that properly functioning implanted valves might fracture in the future, or personal injury from a prophylactic replacement of a functioning valve.

  In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the United States District Court for the Southern District of Ohio, that established a worldwide settlement class of people with C/C heart valves and their spouses, except those who elect to exclude themselves. The settlement provided for a Consultation Fund of $90 million, which was fixed by the number of claims filed, from which valve recipients are receiving payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement established a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992 and all appeals have been exhausted.

  Generally, the plaintiffs in all of the pending heart valve litigations seek money damages. Based on the experience of the Company in defending these claims to date, including insurance proceeds and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or the results of operations of the Company. Litigation involving insurance coverage for the Company's heart valve liabilities has been resolved.

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

  The United States Environmental Protection Agency--Region I and the Department of Justice have informed the Company that the federal government is contemplating an enforcement action arising primarily out of a December 1993 multimedia environmental inspection, as well as certain state inspections, of the Company's Groton, Connecticut facility. The Company is engaged in discussions with the governmental agencies and does not believe that an enforcement action, if brought, will have a material adverse effect on the financial position or the results of operations of the Company.

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

  On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR (Future Claims Settlement). The District Court determined that the Future Claims Settlement was fair and reasonable. Subsequently, the United States Court of Appeals for the Third Circuit reversed the order of the District Court and on June 27, 1997, the U.
S. Supreme Court affirmed the Third Circuit's order and decertified the class. The overturning of the settlement is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve such cases in the same manner as heretofore.

  At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. As of January 31, 1998, there were 49,398 personal injury claims pending against Quigley (excluding those which are inactive or have been settled in principle), 18,695 such claims against the Company, and 68 talc cases against the Company.

  The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage claims, will be largely covered by insurance policies issued by several primary insurance carriers and a number of excess carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. Litigation is pending against several excess insurance carriers seeking damages and/or declaratory relief to secure their coverage obligations. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

  The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs) (the "Federal Class Action"), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the Court:
(1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. On August 15, 1997, the Court of Appeals (1) reversed the denial of summary judgment for the manufacturers excluding purchases by other than direct purchasers; (2) reversed the grant of summary judgment dismissing the wholesalers; and (3) took action regarding Alabama state cases, and DuPont Merck. The District Court has now set a trial date of September 1998 for the trial of the class case against the non-settlers, and has permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases.

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

  Consumer class actions have been filed in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Washington and Wisconsin alleging injury to consumers from the failure to give discounts to retail pharmacy companies. The New York and Washington state cases were dismissed, and an appeal is pending in New York. A case filed in Colorado state court was dismissed without appeal. A consumer class has been certified in California, and a limited consumer class has been certified in the District of Columbia. Class certification was denied in the Michigan state case, and plaintiffs' subsequent petition for review was denied. Class certification also was denied in the Maine case.

  The Company believes that these brand name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit.

  The Federal Trade Commission is conducting an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996, the Commission issued a subpoena for documents to the Company, among others, to which the Company has responded. A second subpoena was issued to the Company for documents in May 1997 and the Company has responded. This investigation continues.

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

  In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities.

  In July 1997, the Company resolved all issues with the FDA related to an August 1996 Warning Letter from the FDA relating to certain promotional materials used in the marketing of Zoloft. Two purported consumer class actions involving Zoloft are pending, one in Federal Court in Brownsville, Texas and the other in Superior Court, San Diego County, California. Each complaint alleges that Pfizer's promotional materials improperly implied that the FDA had approved Zoloft as safe and effective for certain indications, and that patients for whom Zoloft was prescribed as a result of the promotion were entitled to a refund of their purchase price. The Company believes the suits are without merit.

  A number of cases against Howmedica Inc. (some of which also name the Company) allege that P.C.A. one-piece acetabular hip prostheses sold from 1983 through 1990 were defectively designed and manufactured and pose undisclosed risks to implantees. The Company believes that most if not all of these cases are without merit.

  Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems were filed and ultimately dismissed or discontinued. Thereafter, in late 1996 and 1997, approximately 600 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. The Company believes that most if not all of these cases are without merit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


                       EXECUTIVE OFFICERS OF THE COMPANY

  As of March 10, 1998, the following executive officers of the Company hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders.

 NAME                          AGE                       POSITION
 ----                          ---                       --------
 Brian W. Barrett............   58 Vice President; President - Animal Health Group
 M. Kenneth Bowler...........   55 Vice President, Federal Government Relations
 C. L. Clemente..............   60 Senior Vice President, Corporate Affairs; Secretary
                                   and Corporate Counsel; Member of the Corporate
                                   Management Committee
 George A. Forcier...........   59 Vice President, Corporate Quality Assurance
 P. Nigel Gray...............   59 Vice President; President - Pfizer Medical
                                   Technology Group
 Gary N. Jortner.............   52 Vice President; Senior Vice President, Product
                                   Development - Pfizer Pharmaceuticals Group
 Karen L. Katen..............   49 Vice President; Executive Vice President - Pfizer
                                   Pharmaceuticals Group and President - U.S.
                                   Pharmaceuticals; Member of the Corporate Management
                                   Committee
 J. Patrick Kelly............   40 Vice President; Vice President - Pfizer
                                   Pharmaceuticals Group; Senior Vice President - U.S.
                                   Pharmaceuticals
 Alan G. Levin...............   35 Vice President; Treasurer
 Henry A. McKinnell..........   55 Executive Vice President; President - Pfizer
                                   Pharmaceuticals Group; Member of the Corporate
                                   Management Committee
 Victor P. Micati............   58 Vice President; Executive Vice President - Pfizer
                                   Pharmaceuticals Group; Member of the Corporate
                                   Management Committee
 Paul S. Miller..............   58 Senior Vice President; General Counsel; Member of
                                   the Corporate Management Committee
 George M. Milne, Jr.........   54 Vice President; President, Central Research; Member
                                   of the Corporate Management Committee
 John F. Niblack.............   59 Executive Vice President; Member of the Corporate
                                   Management Committee
 William J. Robison..........   62 Senior Vice President - Employee Resources; Member
                                   of the Corporate Management Committee
 Herbert V. Ryan.............   60 Vice President; Controller
 Craig Saxton................   55 Vice President; Executive Vice President, Central
                                   Research
 David L. Shedlarz...........   49 Senior Vice President and Chief Financial Officer;
                                   Member of the Corporate Management Committee
 Mohand Sidi Said............   59 Vice President; Senior Vice President - Pfizer
                                   Pharmaceuticals Group and Area President,
                                   Asia/Africa/Middle East
 William C. Steere, Jr.......   61 Chairman of the Board and Chief Executive Officer;
                                   Chair of the Corporate Management Committee
 Frederick W. Telling........   46 Vice President, Corporate Strategic Planning and
                                   Policy

  Information concerning Messrs. Steere, Clemente and Miller and Drs. McKinnell and Niblack is contained in, and incorporated here by reference from, the discussion under the captions Nominees for Directors Whose Terms Expire in 2001, Directors Whose Terms Expire in 2000 and Named Executive Officers Who Are Not Directors in our Proxy Statement for the 1998 Annual Meeting of Shareholders.

BRIAN W. BARRETT

  Mr. Barrett joined us in 1966 and has held various financial positions, including Chief Financial Officer of Pfizer Canada. In 1971, he was appointed Assistant Controller of Pfizer International in New York; in 1973, Director of International Planning and in 1976, Director of Planning. In 1980, Mr. Barrett was appointed Vice President - Corporate Strategic Planning; in 1983, he became Vice President - Finance for Pfizer International; in 1985, President - Africa/Middle East; and in 1991, President - Asia/Canada. In 1992, Mr. Barrett was elected one of our Vice Presidents and in 1993, became President, Northern Asia, Australasia and Canada - International Pharmaceuticals Group. Mr. Barrett was named Executive Vice President, International Pharmaceuticals Group, in 1995 and President - Animal Health Group in April 1996.

M. KENNETH BOWLER

  Mr. Bowler joined us in 1989 and has been Vice President - Federal Government Relations since 1990. He formerly served as Staff Director for the House Ways and Means Committee.

GEORGE A. FORCIER

  Dr. Forcier joined us in 1966 as Analytical Research Chemist for our Medical Research Laboratories. In 1970, he was named Project Leader, in 1979, Manager, and in 1981, Assistant Director, of the Analytical Research Department. In 1986, he was named Director of the Analytical Research and Development Department, and, in 1991, he became Group Director. In 1994, Dr. Forcier became our Vice President - Quality Control and in 1998, Vice President, Corporate Quality Assurance.

P. NIGEL GRAY

  Mr. Gray joined us in 1975 as Export Sales Manager for Howmedica U.K., Ltd. in England, and progressed through a number of positions of increasing responsibility before being named Vice President, Marketing for Howmedica Europe in 1983. In 1987, Mr. Gray became Senior Vice President and General Manager of Howmedica International in Staines, England, then President of Howmedica International in 1992. In 1993, he was named Executive Vice President of our Hospital Products Division and President of the Medical Devices Division, and in 1994, he was elected one of our Vice Presidents. In 1995, Mr. Gray assumed his current position as President of our Medical Technology Group.

GARY N. JORTNER

  Mr. Jortner joined us in 1973 as a Systems Analyst for Pfizer Pharmaceuticals. In 1974, he transferred to product management and progressed through a series of promotions that resulted in his being named Group Product Manager for Pfizer Labs in 1978. In 1981, he became Vice President of Marketing for Pfizer Labs. In 1986, he was promoted to Vice President of Operations for Pfizer Labs. In 1991, he was named Vice President and General Manager, Pfizer Labs Division. In 1992, Mr. Jortner was elected one of our Vice Presidents. In 1994, he was named Vice President; Group Vice President, Disease Management - U.S. Pharmaceuticals Group. In 1997, he became Vice President, Product Development - Pfizer Pharmaceuticals Group, and in 1998, he was promoted to Senior Vice President, Product Development - Pfizer Pharmaceuticals Group.

KAREN L. KATEN

  Ms. Katen joined us in 1974 as a Marketing Associate for Pfizer Pharmaceuticals. Beginning in 1975, she progressed through a number of positions of increasing responsibility in the Roerig product management group which resulted in her being named Group Product Manager in 1978. In 1980, she transferred to Pfizer Labs as a Group Product Manager and later became Director, Product Management. In 1983, she returned to Roerig as Vice President
- Marketing. In 1986, she was named Vice President and General Manager - Roerig Division. In 1992, she was elected one of our Vice Presidents. In 1993, Ms. Katen became Executive Vice President of the U.S. Pharmaceuticals Group and, in 1995, Ms. Katen was named President of the U.S. Pharmaceuticals Group. In January 1997, she became Executive Vice President - Pfizer Pharmaceuticals Group.

J. PATRICK KELLY

  Mr. Kelly joined us in 1981 as a Marketing Research Associate in the Pharmaceuticals Division. He became Product Analyst in 1982 and, in 1983, was made Marketing Associate in the Roerig Division. He progressed through a series of positions of increasing responsibility and became Group Product Manager for Roerig in 1989. In 1992, he was named Vice President - Marketing, Roerig in the U.S. Pharmaceuticals Group and, in 1994, became its Group Vice President, Disease Management. In 1996, he was elected one of our Vice Presidents and, in 1997, was named Senior Vice President, Disease Management - U.S. Pharmaceuticals. In 1997, Mr. Kelly became Vice President - Pfizer Pharmaceuticals Group and Senior Vice President - U.S. Pharmaceuticals.

ALAN G. LEVIN

  Mr. Levin joined us in 1987 as Senior Operations Auditor for the Controller's Division. In 1988, he joined the Treasurer's Division as Controller of the Pfizer International Bank in San Juan, Puerto Rico. He returned to New York in 1991 as Director - Finance, Asia, and in 1993 was named Senior Director - Finance, Asia. In 1995, Mr. Levin was elected our Treasurer. In 1997, he was elected Vice President; Treasurer.

VICTOR P. MICATI

  Mr. Micati joined us in 1965 as a Management Candidate for Pfizer Labs. Beginning in 1966, he progressed through a number of positions of increasing responsibility in the Pfizer Labs division, which resulted in his being named Vice President - Marketing in 1971. In 1972, he became Vice President of Pharmaceutical Development for International Pharmaceuticals. In 1980, he was named Executive Vice President of Pfizer Europe. Mr. Micati returned to the International Pharmaceutical Division in 1984 as Senior Vice President, and from 1990 to 1997 was Area President, Europe. In 1992, he was elected one of our Vice Presidents. Mr. Micati was named Executive Vice President, International Pharmaceuticals Group in 1996, and in 1997 was named Executive Vice President of the Pfizer Pharmaceuticals Group.

GEORGE M. MILNE, JR.

  Dr. Milne joined us in 1970 as a Research Scientist. In 1973, he was named Senior Research Scientist and progressed through a number of positions of increasing responsibility which resulted in his being named Vice President, Research and Development Operations in 1985. In 1988, Dr. Milne became Senior Vice President, Research and Development, and, in 1993, he was elected one of our Vice Presidents and President, Central Research.

WILLIAM J. ROBISON

  Mr. Robison joined us in 1961 as a Sales Representative for Pfizer Labs. After serving in a number of positions of increasing responsibility in the Labs division, he was appointed Vice President of Sales in 1980, and Senior Vice President Pfizer Labs in 1986. In 1990, he was appointed Vice President and General Manager of Pratt Pharmaceuticals. In 1992, he was named President of the Consumer Health Care Group, and was elected one of our Vice Presidents. In 1996, Mr. Robison was elected Senior Vice President - Employee Resources.

HERBERT V. RYAN

  Mr. Ryan joined us in 1962 as Supervisor, Capital Assets. In 1964, he was named Supervisor, Corporate Ledger and, in 1966, became Director, Corporate Accounting. In 1981, he was appointed Assistant Controller, Corporate Accounting, and in 1993, Mr. Ryan was elected Corporate Controller. In 1997, Mr. Ryan was elected Vice President; Controller.

CRAIG SAXTON

  Dr. Saxton joined us in 1976 as Clinical Projects Director for the Central Research Division of Pfizer Limited in Sandwich, England. In 1981, he was named Senior Associate Medical Director for the International Division of Pfizer Inc. and, in 1982, became the Division's Vice President, Medical Director. Dr. Saxton became Senior Vice President, Clinical Research and Development for the Central Research Division in 1988. In 1993, he was named Executive Vice President - Central Research and was elected one of our Vice Presidents.

DAVID L. SHEDLARZ

Mr. Shedlarz joined us in 1976 as Senior Financial Analyst in the Pharmaceuticals Division. Following a series of positions of increasing responsibility, including service as financial manager and controller of Marketing/Sales/Production, Diagnostics Division, he was promoted to Production Controller of the U.S. Pharmaceuticals Division in 1979. He was appointed Assistant Group Controller, U.S. Pharmaceuticals Division in 1981. In 1984, Mr. Shedlarz assumed responsibilities as Group Controller and was promoted to Vice President of Finance of the U.S. Pharmaceuticals Group in 1989. He was elected our Vice President - Finance in 1992, and he was named our Chief Financial Officer in 1995. Mr. Shedlarz assumed his responsibilities as our Senior Vice President in January 1997 with responsibility for the worldwide Medical Technology Group.

MOHAND SIDI SAID

Mr. Sidi Said joined us in 1965 as a professional sales representative. During his career, he has held a variety of management assignments in Algeria, Morocco, Kenya, Egypt, France, Belgium, and the United States. In 1996, he was elected one of our Vice Presidents and was also named Senior Vice President - Pfizer Pharmaceuticals Group and Area President - Asia/Africa/Middle East.

FREDERICK W. TELLING

Dr. Telling joined us in 1977 as Associate Personnel Manager for the Pharmaceuticals Division and progressed through a number of positions of increasing responsibility before being named Director of Planning for the Pharmaceuticals Division in 1981. In 1987, he was named Vice President of Planning and Policy and, in 1994, Senior Vice President of Planning and Policy for the U.S. Pharmaceuticals Group. In October 1994, Dr. Telling was elected our Vice President, Corporate Strategic Planning and Policy.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The principal market for our Common Stock is the New York Stock Exchange. It is also listed on the London, Paris, Brussels, and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table Quarterly Consolidated Financial Data on page 60 of the 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

  Historical financial information is incorporated by reference from the Financial Summary on page 61 of the 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information required by this item is incorporated by reference from the Financial Review on pages 29 through 39 of the 1997 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management on pages 37 and 38 of the 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information required by this item is incorporated by reference from the Independent Auditors' Report found on page 40 and from the consolidated financial statements and supplementary data on pages 41 through 60 of the 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Information about Directors of the Company is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 1998 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of the Company in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Security Ownership of Directors and Officers in Item 1 of our Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading Related Transactions in our Proxy Statement for the 1998 Annual Meeting of Shareholders.
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

14 (A)(1) FINANCIAL STATEMENTS

  The following consolidated financial statements, related notes and independent auditors' report, from the 1997 Annual Report to Shareholders, are incorporated by reference into Item 8 of Part II of this report:

                                                     PAGE(S) IN THE 1997 ANNUAL
                                                       REPORT TO SHAREHOLDERS
                                                     --------------------------
   Independent Auditors' Report.....................             40
   Segment Information..............................             59
   Geographic Data..................................             59
   Consolidated Statement of Income.................             41
   Consolidated Balance Sheet.......................             42
   Consolidated Statement of Shareholders' Equity...             43
   Consolidated Statement of Cash Flows.............             44
   Notes to Consolidated Financial Statements.......           45-58
   Quarterly Consolidated Financial Data............             60

14(A)(2) FINANCIAL STATEMENT SCHEDULES

  Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

14(A)(3) EXHIBITS These exhibits are available upon request at a charge of ten cents per page. Requests should be directed to C.L. Clemente, Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017.

 3(i)- Our Restated Certificate of Incorporation as of October 29, 1997 is incorporated by reference from our 10-Q report for the period ended September 28, 1997.

 3(ii)- Our By-laws as amended June 23, 1994 are incorporated by reference from
        Exhibit 3(ii) of our report on Form 8-K dated June 23, 1994.

 4(i)- Our Rights Agreement dated as of October 6, 1997 with ChaseMellon
        Shareholders Services, L.L.C. is incorporated by reference from our report on Form 8-K dated October 6, 1997.

10(i)- Stock and Incentive Plan as amended through December 15, 1997.

10(ii)- Pfizer Retirement Annuity Plan as amended through November 6, 1997.

10(iii)- The form of severance agreement with the Named Executive Officers identified in our Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated by reference from Exhibit 10.1 to our 1994 10-K report.

10(iv)- Nonfunded Deferred Compensation and Supplemental Savings Plan is incorporated by reference from our 1996 10-K report.

10(v)- Executive Annual Incentive Plan is incorporated by reference from the exhibit to our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(vi)- Performance-Contingent Share Award Program is incorporated by reference from Exhibit 10.3 to our 10-Q report for the period ended September 29, 1996.

10(vii)- Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(viii)- The form of Indemnification Agreement with Directors is incorporated by reference from our 1996 10-K report.

10(ix)- The form of Indemnification Agreement with Named Executive Officers.

10(x)- Non-Employee Directors' Retirement Plan [frozen as of October 1996] is incorporated by reference from our 1996 10-K report.

10(xi)- Annual Retainer Unit Award Plan (for non-employee Directors) is incorporated by reference from Exhibit 10.1 to our 10-Q report for the period ended September 29, 1996.

10(xii)- Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee
        Directors is incorporated by reference from Exhibit 10.2 to our 10-Q report for the period ended September 29, 1996.

10(xiii)- Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(xiv)- Deferred Compensation Plan.

10(xv)- Summary of Annual Incentive Plan.

12 - Computation of Ratio of Earnings to Fixed Charges.

13(a)- The 1997 Annual Report to Shareholders, which, except for those portions expressly incorporated herein by reference, is furnished solely for the information of the Commission and is not to be deemed "filed".

21- Subsidiaries of the Company.

23- Consent of KPMG Peat Marwick LLP, independent certified public accountants.

27.1- Financial Data Schedule for the Period Ended December 31, 1997.

27.2- Financial Data Schedule Restated for the Period Ended December 31, 1996.

27.3- Financial Data Schedule Amended and Restated for the Period Ended
        December 31, 1995.

(B) REPORTS ON FORM 8-K

  The Company filed reports on Form 8-K during the last quarter of 1997 dated October 6 and December 10, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pfizer Inc.

                                              /s/ C.L. Clemente
                                          By: _________________________________
                                            C.L. Clemente, Senior Vice
                                            President, Secretary and Corporate
                                            Counsel

Dated: March 26, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

/s/ William C. Steere, Jr.              Chairman of the         March 26, 1998
-------------------------------------    Board, Director
(William C. Steere, Jr.)                 (Principal
                                         Executive Officer)

/s/ David L. Shedlarz                   Senior Vice             March 26, 1998
-------------------------------------    President and Chief
(David L. Shedlarz)                      Financial Officer
                                         (Principal
                                         Financial Officer)

/s/ Herbert V. Ryan                     Vice President--        March 26, 1998
-------------------------------------    Controller
(Herbert V. Ryan)                        (Principal
                                         Accounting Officer)

/s/ Michael S. Brown                    Director                March 26, 1998
-------------------------------------
(Michael S. Brown)

/s/ M. Anthony Burns                    Director                March 26, 1998
-------------------------------------
(M. Anthony Burns)

/s/ W. Don Cornwell                     Director                March 26, 1998
-------------------------------------
(W. Don Cornwell)

/s/ George B. Harvey                    Director                March 26, 1998
-------------------------------------
(George B. Harvey)

/s/ Constance J. Horner                 Director                March 26, 1998
-------------------------------------
(Constance J. Horner)

/s/ Stanley O. Ikenberry                Director                March 26, 1998
-------------------------------------
(Stanley O. Ikenberry)

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

/s/ Harry P. Kamen                      Director                March 26, 1998
-------------------------------------
(Harry P. Kamen)

                                        Director
-------------------------------------
(Thomas G. Labrecque)

                                        Director
-------------------------------------
(Dana G. Mead)

/s/ Henry A. McKinnell                  Executive Vice          March 26, 1998
-------------------------------------    President and
(Henry A. McKinnell)                     Director

/s/ John F. Niblack                     Executive Vice          March 26, 1998
-------------------------------------    President and
(John F. Niblack)                        Director

/s/ Ruth J. Simmons                     Director                March 26, 1998
-------------------------------------
(Ruth J. Simmons)

/s/ Jean-Paul Valles                    Director                March 26, 1998
-------------------------------------
(Jean-Paul Valles)