Form 10-Q
period 1998-03-29
PFIZER INC
filed 1998-05-12
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                          FORM 10-Q

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 29, 1998

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

YES    X           NO

At April 30, 1998, 1,305,630,767 shares of the issuer's common stock were outstanding.

                                                 PFIZER INC.

                                                  FORM 10-Q

                                            For the Quarter Ended
                                               March 29, 1998

                                              Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.
    Financial Statements:                                                                       Page
      Condensed Consolidated Statement of Income for
         the three months ended March 29, 1998 and
         March 30, 1997                                                                             3

      Condensed Consolidated Balance Sheet at
         March 29, 1998, December 31, 1997 and
         March 30, 1997                                                                             4

      Condensed Consolidated Statement of Cash Flows for
         the three months ended March 29, 1998 and
         March 30, 1997                                                                             5

      Notes to Condensed Consolidated Financial Statements                                          6

    Independent Auditors' Report                                                                    9

Item 2.

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                                10

PART II.  OTHER INFORMATION

Item 1.

    Legal Proceedings                                                                              19

Item 4.

    Submission of Matters to a Vote of Security Holders                                            25

Item 6.

    Exhibits and Reports on Form 8-K                                                               25

                               PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                         (UNAUDITED)
                                                    Three Months Ended
                                                   March 29,      March 30,
                                                        1998           1997
(millions, except per share data)

Net sales . . . . . . . . . . . . . . . . . . . . .   $3,189         $3,002
Alliance revenue. . . . . . . . . . . . . . . . . .      150             (1)

Total revenues. . . . . . . . . . . . . . . . . . .    3,339          3,001

Costs and expenses
 Cost of sales  . . . . . . . . . . . . . . . . . .      545            545
 Selling, informational and
   administrative expenses. . . . . . . . . . . . .    1,332          1,114
 Research and development expenses  . . . . . . . .      505            413
 Other (income)/deductions--net . . . . . . . . . .       (5)            67

Income before provision for taxes
 on income and minority interests . . . . . . . . .      962            862

Provision for taxes on income . . . . . . . . . . .      269            259

Minority interests. . . . . . . . . . . . . . . . .        1              1

Net income. . . . . . . . . . . . . . . . . . . . .   $  692         $  602

Earnings per common share
     Basic. . . . . . . . . . . . . . . . . . . . .   $  .55         $  .48

     Diluted. . . . . . . . . . . . . . . . . . . .   $  .53         $  .46

Weighted average shares used
 to calculate earnings per common
 share amounts
     Basic. . . . . . . . . . . . . . . . . . . . .    1,262          1,257

     Diluted. . . . . . . . . . . . . . . . . . . .    1,315          1,299

Cash dividends per common share . . . . . . . . . .   $  .19         $  .17



<F1>See accompanying Notes to Condensed Consolidated Financial Statements.

                                      PFIZER INC. AND SUBSIDIARY COMPANIES
                                      CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)                                        March 29,      Dec. 31,       March 30,
                                                                 1998*        1997**           1997*

                                                     ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . .   $ 1,053        $   877         $ 1,230
  Short-term investments. . . . . . . . . . . . . . . . . .       795            712             643
  Accounts receivable, less allowances of
    $53, $51 and $60. . . . . . . . . . . . . . . . . . . .     2,913          2,527           2,528
  Short-term loans. . . . . . . . . . . . . . . . . . . . .        99            115             269
  Inventories
    Finished goods. . . . . . . . . . . . . . . . . . . . .       712            677             604
    Work in process . . . . . . . . . . . . . . . . . . . .       880            852             712
    Raw materials and supplies. . . . . . . . . . . . . . .       245            244             278
      Total inventories . . . . . . . . . . . . . . . . . .     1,837          1,773           1,594
  Prepaid expenses, taxes
    and other current assets. . . . . . . . . . . . . . . .       711            816             662
      Total current assets. . . . . . . . . . . . . . . . .     7,408          6,820           6,926
Long-term loans and investments . . . . . . . . . . . . . .     1,360          1,340           1,195
Property, plant and equipment, less
  accumulated depreciation of
    $2,370, $2,321 and $2,175 . . . . . . . . . . . . . . .     4,139          4,137           3,848
Goodwill, less accumulated amortization of
  $156, $152 and $121 . . . . . . . . . . . . . . . . . . .     1,270          1,294           1,375
Other assets, deferred taxes and
  deferred charges. . . . . . . . . . . . . . . . . . . . .     1,778          1,745           1,709
      Total assets. . . . . . . . . . . . . . . . . . . . .   $15,955        $15,336         $15,053


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt of
      $4, $6 and $2 . . . . . . . . . . . . . . . . . . . .   $ 2,515        $ 2,255         $ 2,582
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       724            765             819
  Income taxes payable. . . . . . . . . . . . . . . . . . .       717            785             868
  Accrued compensation and related items. . . . . . . . . .       428            477             403
  Other current liabilities . . . . . . . . . . . . . . . .     1,297          1,023           1,108
      Total current liabilities . . . . . . . . . . . . . .     5,681          5,305           5,780

Long-term debt. . . . . . . . . . . . . . . . . . . . . . .       729            729             732
Postretirement benefit obligation other
  than pension plans. . . . . . . . . . . . . . . . . . . .       392            394             410
Deferred taxes on income. . . . . . . . . . . . . . . . . .       153            156             294
Other noncurrent liabilities. . . . . . . . . . . . . . . .       811            819             685
      Total liabilities . . . . . . . . . . . . . . . . . .     7,766          7,403           7,901

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . . . . . . . . .        --             --              --
  Common stock. . . . . . . . . . . . . . . . . . . . . . .        70             69              69
  Additional paid-in capital. . . . . . . . . . . . . . . .     4,126          3,239           1,809
  Retained earnings . . . . . . . . . . . . . . . . . . . .     9,796          9,349           8,399
  Accumulated other comprehensive
   income/(expense) . . . . . . . . . . . . . . . . . . . .      (172)           (85)             14
  Employee benefit trusts . . . . . . . . . . . . . . . . .    (3,445)        (2,646)         (1,586)
  Common stock in treasury, at cost . . . . . . . . . . . .    (2,186)        (1,993)         (1,553)
      Total shareholders' equity. . . . . . . . . . . . . .     8,189          7,933           7,152
      Total liabilities and
         shareholders' equity . . . . . . . . . . . . . . .   $15,955        $15,336         $15,053

<F1>*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

                               PFIZER INC. AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             (UNAUDITED)
(millions of dollars)

                                                                       Three Months Ended
                                                                     March 29,        March 30,
                                                                          1998             1997
Operating Activities
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  692           $  602
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Gain on sale of business. . . . . . . . . . . . . . . . . . . . .     (194)              --
    Depreciation and amortization of intangibles. . . . . . . . . . .      134              114
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7                6
    Changes in operating assets and liabilities,
     net of effect of business divested . . . . . . . . . . . . . . .     (531)            (455)

Net cash provided by operating activities . . . . . . . . . . . . . .      108              267

Investing Activities
  Purchases of property, plant and equipment. . . . . . . . . . . . .     (204)            (211)
  Purchases of short-term investments . . . . . . . . . . . . . . . .     (669)            (559)
  Proceeds from redemptions of short-term
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . .      586              400
  Purchases of long-term investments. . . . . . . . . . . . . . . . .      (17)             (37)
  Proceeds from sale of business. . . . . . . . . . . . . . . . . . .      425               --
  Other investing activities. . . . . . . . . . . . . . . . . . . . .       40               76
Net cash provided by/(used in)
  investing activities. . . . . . . . . . . . . . . . . . . . . . . .      161             (331)

Financing Activities
  Repayment of long-term debt . . . . . . . . . . . . . . . . . . . .       (4)            (268)
  Increase in short-term debt . . . . . . . . . . . . . . . . . . . .      266              648
  Purchases of common stock . . . . . . . . . . . . . . . . . . . . .     (201)            (120)
  Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .     (245)            (220)
  Stock option transactions . . . . . . . . . . . . . . . . . . . . .       83               60
  Other financing activities. . . . . . . . . . . . . . . . . . . . .       15               59
Net cash (used in)/provided by
  financing activities. . . . . . . . . . . . . . . . . . . . . . . .      (86)             159
Effect of exchange rate changes on cash and
  cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .       (7)             (15)
Net increase in cash and cash equivalents . . . . . . . . . . . . . .      176               80
Cash and cash equivalents balance at beginning
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      877            1,150
Cash and cash equivalents balance at end
  of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,053           $1,230

Supplemental Cash Flow Information
 Cash paid during the period for:
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  360           $  225
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31               44

<F1>See accompanying Notes to Condensed Consolidated Financial Statements.

                           PFIZER INC. AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

Note 1:        Basis of Presentation

We prepared the condensed financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (generally accepted accounting principles) can be condensed or omitted.

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of February 22, 1998 and February 23, 1997. The operating results for these subsidiaries are for the three month periods ending on the same dates.

Note 2:        Responsibility for Interim Financial Statements

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes in our company's latest Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Note 3:        New Accounting Pronouncements

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehen-sive income, which consists of all changes in equity from nonshareholder sources. Prior year financial statements conform to the requirements of SFAS No. 130 (see Note 4).

Effective January 1, 1998, we adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement requires us to report information about our operating segments on the same basis as our internal management reporting. As a result of adopting SFAS No. 131, we split the previously reported Health Care unit into two segments, Pharmaceuticals and Medical Technology and combined Consumer Health Care with Pharmaceuticals.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which becomes effective for our financial statements for the year ended December 31, 1998. SFAS No. 132 requires revised disclosures about pension and other postretirement benefit plans.

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)

The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-up Activities" which are effective for our 1999 financial statements. We do not expect the adoption of these SOPs to have a material impact on our financial statements.

Note 4:        Comprehensive Income

Comprehensive income includes net income and other comprehensive income. Other comprehensive income/(expense) includes foreign currency translation adjustments, adjustments to our minimum pension liability and unrealized gains and losses on marketable securities classified as available-for-sale, which prior to adoption were reported separately in shareholders' equity. Total comprehensive income was as follows:

                                                                Three Months Ended
(millions of dollars)                                          March 29,       March 30,
                                                                    1998            1997
Net income                                                         $ 692           $ 602
Other comprehensive (income)/expense:
 Currency translation adjustment                                     (92)           (135)
 Net unrealized gain on investment securities                          5               2
 Adjustments to minimum pension liability                             --               2
                                                                     (87)           (131)

Total comprehensive income                                          $605           $ 471

Changes in the currency translation adjustment included in "Accumulated other comprehensive income/(expense)" in the Condensed Consolidated Balance Sheet for the first quarter of 1998 and 1997 were:

(millions of dollars)                                               1998            1997

Opening balance                                                    $ (79)          $ 174
Translation adjustments and hedges                                   (92)           (135)
Ending balance                                                     $(171)          $  39

                            PFIZER INC. AND SUBSIDIARY COMPANIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)


Note 5:        Stock Split

All common share and per share data for the quarter ended March 30, 1997 have been restated to reflect the two-for-one stock split in the form of a 100% stock dividend effective June 30, 1997.

Note 6:        Business Alliance

We entered into a business alliance with G.D. Searle & Co., the pharmaceutical division of Monsanto Company. Under the worldwide agreements, which exclude only Japan, we are working with Searle to codevelop and copromote Searle's Celebra (celecoxib) which is initially being developed for the treatment of arthritis and pain. Initial payments to Searle of $100 million were expensed in the first quarter of 1998 and are included in "Other (income)/deductions--net" in the Condensed Consolidated Statement of Income.

Note 7:        Divestiture and Other

In January 1998, we completed the sale of the Valleylab business--a part of the Medical Technology Group. Total revenues included $20 million in the first quarter of 1998 and $40 million in the first quarter of 1997 for the Valleylab business. In connection with this transaction, we received $425 million and recorded a $194 million gain included in "Other (income)/deductions--net" in the Condensed Consolidated Statement of Income.

In February 1998, we announced that we are exploring strategic options for the Medical Technology Group (MTG). These options include the divestiture of all or part of the MTG businesses in a public or private transaction.

                                INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of March 29, 1998 and March 30, 1997, and the related condensed consolidated statements of income and cash flows for the three month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and subsidiary companies as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             KPMG Peat Marwick LLP





New York, New York
May 12, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Net income for the first quarter increased 15% over the comparable 1997 period. This increase was due to a higher sales volume, alliance revenue, a lower cost of sales--when compared to total revenue--and a lower effective tax rate. Components of the Statement of Income follow:

(millions of dollars,
except per share data)
                                                                First Quarter
                                                          1998        1997      % Change
Net sales                                               $3,189      $3,002          6
Alliance revenue                                           150          (1)        --

Total revenues                                          $3,339      $3,001         11

Cost of sales                                           $  545      $  545          0
  % of total revenues                                    16.3%       18.2%

Selling, informational
 and administrative
 expenses                                               $1,332      $1,114         20
  % of total revenues                                    39.9%       37.1%

R&D expenses                                            $  505      $  413         22
  % of total revenues                                    15.1%       13.8%

Other (income)/deductions--net                          $  (5)      $   67         --
  % of total revenues                                     (.1%)       2.2%

Income before taxes                                     $  962      $  862         12
  % of total revenues                                    28.8%       28.7%

Taxes on income                                         $  269      $  259          4

Effective tax rate                                       28.0%       30.0%

Net income                                              $  692      $  602         15

  % of total revenues                                    20.7%       20.1%


Earnings per common share
  Basic                                                 $  .55      $  .48         15
  Diluted                                               $  .53      $  .46         15


Cash dividends per common share                         $  .19      $  .17         12

TOTAL REVENUES

The components of the total revenue increase were as follows:

                                                % Change from 1997
                                                  First Quarter
               Volume                                 14.3%
               Price                                   1.5
               Currency                               (4.5)

               Total revenue increase                 11.3%

Wider acceptance of our major pharmaceutical products contributed to the volume increases. Total revenues for the first quarter by segment and the increases over last year were as follows:

                                                    % of                  % of
                                                    Total                 Total
        (millions of dollars)            1998     Revenues     1997     Revenues     % Change
        Pharmaceuticals
           U.S.                         $1,731      51.8      $1,396      46.5          24
           International                 1,015      30.4         994      33.2           2
            Worldwide                    2,746      82.2       2,390      79.7          15

        Medical Technology                 303       9.1         316      10.5          (4)

        Animal Health                      290       8.7         295       9.8          (2)

        Total                           $3,339     100.0      $3,001     100.0          11

The following is a discussion of total revenues by business segment:

Pharmaceuticals

Worldwide pharmaceutical revenues by category were as follows:

                                                          First Quarter            %
                                                           1998      1997*      Change**

               Cardiovascular                             $  969    $  922         5
               Infectious diseases                           757       682        11
               Central nervous system                        476       404        18
               Alliance revenue                              150        (1)       --
               Consumer health care                          119       132        (9)
               Other                                         275       251        10
               Total                                      $2,746    $2,390        15

<F1>* Certain 1997 data have been reclassified to agree to the 1998 presentation.

**Percentages may reflect rounding adjustments.

Sales of our seven major pharmaceutical products accounted for 73% of pharmaceutical revenues and 60% of total revenues in the first quarter of 1998. Individual product sales and a brief discussion of each follow:

                               First Qtr.
                               1998 Sales                                              % Change
        Product                Category                           (millions)           from 1997

        Norvasc                Cardiovascular                        $567                 14
        Procardia XL           Cardiovascular                         193                (19)
        Cardura                Cardiovascular                         169                 10
        Zithromax              Infectious Diseases                    306                 16
        Diflucan               Infectious Diseases                    229                  5
        Zoloft                 Central Nervous System                 460                 17
        Zyrtec                 Allergy                                 82                 58

-- Norvasc continues to be the largest-selling anti-hypertensive medication in the world.

-- Sales of Procardia XL have declined recently primarily as a continued effect of the increased emphasis on Norvasc.

-- Cardura's sales have increased as more physicians recognize the effectiveness of alpha blockers in the treatment of hypertension and enlarged prostate and due to international product launches. Cardura XL, a dosage form that uses the GITS delivery system, was launched for hypertension in Germany in the quarter.

-- Zithromax is the most prescribed brand-name oral antibiotic in the U.S. and a leading brand in international markets. The product is primarily used to treat respiratory-tract infections and is also used for skin infections in adults, middle ear and strep throat in children and a broad range of other uses. The Company is conducting clinical programs to support its ability to seek new approvals for the use of Zithromax in treating atherosclerosis related to Chlamydia infections.

-- Diflucan is the world's best-selling prescription antifungal medicine. Excluding the impact of foreign exchange, sales increased 11% in the first quarter. Sales growth continues to be impacted by the lower incidence of fungal infections in AIDS patients.

-- Zoloft is one of the leading medications for treatment of depression and is also prescribed to treat obsessive-compulsive disorder and panic disorder.

-- Zyrtec, an anti-allergy medication, is the second largest prescription antihistamine in the U.S., two years after its launch.

In December 1997, we received approval from the FDA to market the new broad spectrum quinolone antibiotic Trovan. The FDA approved Trovan for 14 indications, the largest number of indications ever included in an initial drug approval in the U.S. Regulatory review in Europe is advancing. We started shipping Trovan to customers in January with first quarter sales reaching $41 million.

In March 1998, we announced that we had received FDA approval for Viagra, the first effective oral treatment for erectile dysfunction, commonly known as impotence. There were no Viagra sales in the first quarter. Shipments of the product began in early April and it is now available in many U.S. pharmacies. Viagra has been filed with regulatory authorities in Europe and other parts of the world.


"Alliance revenue" reflects contractual revenues to Pfizer from sales of two pharmaceutical products, Lipitor and Aricept. Alliance revenue declined in the first quarter of 1998 versus the fourth quarter of 1997, primarily because of changes in U.S. wholesaler stocking patterns for Lipitor.

Product launches of Lipitor, the cholesterol-lowering medication, have taken place in 22 countries, including the U.S., the United Kingdom, Germany, Italy, Canada, Spain, Australia and Brazil and generated strong sales results in the first quarter.

Product launches of Aricept have taken place in 15 countries, including the U.S., the United Kingdom, Canada, Germany, Italy, Spain and France. Worldwide sales of Aricept totaled $78 million in the first quarter of 1998. These sales are primarily recorded by Eisai Co., Ltd., the company that discovered and developed the compound. Overall prescriptions for the treatment of Alzheimer's disease have increased substantially in the U.S. since the introduction of Aricept. Aricept has become the leading U.S. medication to treat symptoms of this disease.

We entered into a business alliance with G.D. Searle Co., the pharmaceutical division of Monsanto Company. Under the worldwide agreements, which exclude only Japan, we are working with Searle to codevelop and copromote Searle's Celebra (celecoxib) which is initially being developed for the treatment of arthritis and pain. Searle has said it plans to file a New Drug Application
(NDA) for Celebra with the FDA and international regulatory officials during the third quarter of this year. Initial payments to Searle of $100 million were expensed in the first quarter of 1998 and are included in "Other (income)/deductions--net" in the Condensed Consolidated Statement of Income.

Consumer health care's sales for the first quarter declined 9%, reflecting in part reduced trade inventories in the U.S.

Medical Technology

First quarter sales decreased 4% from last year's level. Excluding sales of the divested Valleylab and Strato/Infusaid businesses, sales increased by 4% (9% excluding the impact of foreign exchange). Sales of "peripheral and coronary stents" (tubes to keep blocked arteries and other hollow passageways open) increased 10% in the quarter to $31 million. Sales of musculoskeletal products increased 4% in the first quarter to $191 million. Angioplasty product sales grew 8% to $27 million. Sales of urological products declined 6% to $18 million as a result of the impact of the competitive pressures from less invasive therapies.

Animal Health

Animal Health sales for the first quarter decreased 2%. Excluding the impact of foreign exchange, sales increased 4%. Sales of Dectomax grew 21% over last year, reaching $32 million in the quarter. Rimadyl, a new non-steroidal anti-inflammatory medicine for arthritis in dogs launched in the first quarter of 1997 reported first quarter sales of $16 million.

Revenues by Geographic Area

Total revenues in the U.S. increased largely due to pharmaceutical sales growth, particularly Norvasc, Cardura, Zithromax and Zoloft, as described above, as well as alliance revenue. Total revenues by geographic area were as follows:

        (millions of dollars)
                     First Quarter
                     % of                    % of
                    Total                   Total
         1998      Revenues      1997      Revenues                                    % Change
        $2,005       60.0       $1,670       55.7          United States                  20

           259        7.8          254        8.4          Japan                           2

         1,075       32.2        1,077       35.9          All Other                       0

        $3,339      100.0       $3,001      100.0          Consolidated                   11

        Exchange rates affect the revenues we record in foreign markets. The U.S. dollar's strength against foreign currencies decreases total revenues when they are translated into their U.S. dollar equivalent. For example, international pharmaceutical revenues increased 13% in the first quarter excluding the impact of foreign exchange as compared with 2% reported. Currency impact was most pronounced in Japan, Germany, France and Italy as the value of the U.S. dollar strengthened relative to the prior year.

        The Japanese yen has weakened substantially year-over-year versus the U.S. dollar, and declines in the values of various Southeast Asian currencies relative to the dollar added to this adverse effect. At the same time, unit volume growth in Japan has been strong, with both full-year 1997 and first quarter 1998 volume revenue growth of greater than 10%, excluding foreign exchange. Revenues from the other Asian markets impacted by declining currency values are a relatively small component of total company revenues. The Asian countries most impacted by recent economic events--Korea, Indonesia, Thailand, Malaysia, Philippines, and Taiwan--combine to account for approximately 1% of total company revenues.

COSTS AND EXPENSES

Cost of Sales

Cost of sales for the quarter declined as a percentage of net sales due to a favorable product mix and benefits from more efficient manufacturing.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses in the first quarter increased 20% over the 1997 level. Support for previously introduced products and launches of new products led to the increase. This support includes substantial global investments in our pharmaceutical sales infrastructure and personnel, such as the creation of a new U.S. primary-care sales force, an increase in the size of U.S. specialist sales forces and personnel increases in key international markets.

Research and Development Expenses

Research and development expenses increased 22% in the first quarter over the prior year period. In the first quarter, Pharmaceutical R&D expenses, expressed as a percentage of Pharmaceutical net sales, were 17.2% in 1998 and 17.0% in 1997. We expect total spending to be more than $2 billion in 1998 to discover new chemical compounds and advance others in development which include:

-- Zeldox (ziprasidone), for treatment of psychotic disorders (filed an NDA with the FDA in March 1997). In January 1998, we made supplemental submissions to the FDA resulting in a 90-day extension of the NDA review period. We hope to launch Zeldox in the second half of 1998.

-- Tikosyn (dofetilide), for treatment of a heart rhythm disorder. U.S. and European regulatory filings for this product were submitted in the first quarter of 1998;

-- eletriptan, for treatment of migraine headaches. Regulatory filings for this product are planned in September of 1998;

-- Alond (zopolrestat), for treatment of nervous system, kidney and cardiovascular disorders related to diabetes;

--      voriconazole, for the treatment of fungal infections; and

-- darifenacin, for the treatment of irritable bowel syndrome and urinary urge incontinence.

We are also developing new uses or dosages for Norvasc, Zyrtec, Zoloft, Cardura, Zithromax and Trovan.

Other (income)/deductions--net

The following components were included in "Other (income)/deductions--net" in the first quarters of 1998 and 1997.

        (millions of dollars)                                First Quarter          %
                                                             1998      1997      Change
        Interest income                                      $(36)     $(34)         6
        Interest expense                                       27        37        (27)
        Gain on sale of Valleylab                            (194)       --         --
        Copromotion payments to Searle                        100        --         --
        Amortization of goodwill
         and other intangibles                                 16        18        (11)
        Foreign exchange                                       (5)        6         --
        Other, net                                             87        40        118
        Other (income)/deductions--net                       $ (5)     $ 67         --

TAXES ON INCOME

The first quarter 1998 effective tax rate of 28% is lower than that used in the comparable quarter of 1997 (30%) because of rate reductions made later in 1997 largely due to changes in the mix of income by country.

INCOME BEFORE TAXES

Income before taxes increased 12% in the first quarter of 1998. Excluding the divested Medical Technology businesses of Valleylab and Strato/Infusaid, the gain on the sale of Valleylab and the copromotion payments to Searle, income before taxes would have increased 1%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The net financial asset position was as follows:

        (millions of dollars)                     March 29,        Dec. 31,     March 30,
                                                       1998            1997          1997
        Financial assets*                            $3,307          $3,044        $3,337
        Short-term borrowings and
         long-term debt                               3,244           2,984         3,314

        Net financial assets                         $   63          $   60        $   23

<F1>    * Consists of cash and cash equivalents, short-term investments and loans and long-term loans and investments.

To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of our financial strength are as follows:

                                                         March 29,       Dec. 31,       March 30,
                                                              1998           1997            1997
        Working capital (millions of dollars)             $  1,727       $  1,515       $   1,146

        Current ratio                                       1.30:1         1.29:1          1.20:1

        Debt to total capitalization
         (percentage)*                                         28%            27%             32%

        Shareholders' equity per
         common share**                                   $   6.49       $   6.30       $    5.69

<F1>    *  Represents total short-term borrowings and long-term debt divided by the sum of total short-term borrowings, long-term debt and total shareholders' equity.

        ** Represents total shareholders' equity divided by the actual number of common shares outstanding.

The increase in working capital from March 30, 1997 to March 29, 1998 was primarily due to alliance revenue receivables and higher receivable and inventory levels related to new products. The increase from December 31, 1997 was due to higher receivables including those for new products.

Net Cash Provided by Operating Activities

During the first quarter of 1998, operating activities provided net cash of $108 million, a decrease of $159 million from the 1997 period. The change was primarily due to $100 million in copromotion payments to Searle and increases in accounts receivable and inventories.

Net Cash Provided By/Used in Investing Activities

In the first quarter of 1998, investing activities provided net cash of $161 million, an increase of $492 million over the 1997 period. This change was primarily attributable to proceeds from the sale of the Valleylab business.

Net Cash Used in/Provided by Financing Activities

In the first quarter of 1998, net cash used in financing activities was $86 million, an increase of $245 million over the 1997 period. We received less cash from net borrowings, repurchased more common stock and paid higher cash dividends in the first quarter of 1998. We repurchased approximately 2.3 million shares of common stock on the open market at an average price of about $87 per share. Dividends paid increased due to the increase in the dividend rate approved earlier this year.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contain some "forward-looking statements". Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC. Our Form 10-K filing for the 1997 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. In addition, note that our company announced in February 1998 that it is exploring strategic options for its Medical Technology Group businesses, including the possible divestiture of all or part of those businesses in a public or private transaction. Depending on the strategic options chosen, the revenues, assets and income of our company could be affected.

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

        On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling order has been entered. Discovery is in progress. On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998 the Company received notice of the filing of an ANDA by Biovail Laboratory of a 30 mg dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. That notice is under review. On April 2, 1998 Bayer and Pfizer filed a patent infringement action against Biovail, relating to their 60 mg nifedipine product, in the United States District Court for the District of Puerto Rico. On April 24 Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. The complaint is under review. On April 2, 1998 the Company received notice from Lek U.S.A Inc. of its filing of an ANDA for a 60 mg formulation of nifedipine alleged to be bioequivalent to Procardia XL. That notice is under review.

        Pfizer filed suit on July 8, 1997, against the FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended release mechanism. Pfizer's suit alleges that extended release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. On March 31, 1998 the
U.S. District Judge granted the government's motion for summary judgment against the Company. Pfizer has appealed that decision to the D.C. Court of Appeals.

        As previously disclosed, a number of lawsuits and claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60 degrees or 70 degrees Shiley Convexo Concave ("C/C") heart valves, or anxiety that properly functioning implanted valves might fracture in the future, or personal injury from a prophylactic replacement of a functioning valve.

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

        On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR (Future Claims Settlement). The District Court determined that the Future Claims Settlement was fair and reasonable. Subsequently, the United States Court of Appeals for the Third Circuit reversed the order of the District Court and on June 27, 1997, the U.S. Supreme Court affirmed the Third Circuit's order and decertified the class. The overturning of the settlement is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve such cases in the same manner as heretofore.

        At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. As of April 26, 1998, there were 60,757 personal injury claims pending against Quigley (excluding those which are inactive or have been settled in principle), 26,583 such claims against the Company, and 68 talc cases against the Company.

        The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage and talc claims, will be largely covered by insurance policies issued by several primary insurance carriers and a number of excess carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. Litigation is pending against several excess insurance carriers seeking damages and/or declaratory relief to secure their coverage obligations. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

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

        On January 15, 1997, an action was filed in Circuit Court, Chambers County, Alabama, purportedly on behalf of a class of consumers, variously defined by the laws or types of laws governing their rights and encompassing residents of up to 47 states. The complaint alleges that the Company's claims for Plax were untrue, entitling them to a refund of their purchase price for purchases since 1988. A hearing on Plaintiff's motion to certify the class is currently scheduled for June 2, 1998. The Company believes the complaint is without merit.

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

        In July 1997, the Company resolved all issues with the FDA related to an August 1996 Warning Letter from the FDA relating to certain promotional materials used in the marketing of Zoloft. Of these consumer class actions originally filed in 1996 and 1997 (in San Diego and in Dallas and Brownsville, Texas), only the Brownsville case in Federal Court is being pursued. The complaint alleges that Pfizer's promotional materials improperly implied that the FDA had approved Zoloft as safe and effective for certain indications, and that patients for whom Zoloft was prescribed as a result of the promotion were entitled to a refund of their purchase price. The Company believes the suit is without merit.

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

Tax Matters

        The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns through 1992.

        In November 1994, Belgian tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect wholly-owned subsidiary of the Company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. The proposed adjustment arises from an assertion by the Belgian tax authorities of jurisdiction with respect to income resulting primarily from certain transfers of property by our non-Belgian subsidiaries to the Irish branch of PRDCO. In January 1995, PRDCO received an assessment from the tax authorities for additional taxes and interest of approximately $432 million and $97 million, respectively, relating to these matters. In January 1996, PRDCO received an assessment from the tax authorities, for fiscal year 1993, for additional taxes and interest of approximately $86 million and $18 million, respectively. The new assessment arises from the same assertion by the Belgian tax authorities of jurisdiction with respect to all income of the Irish branch of PRDCO. Based upon the relevant facts regarding the Irish branch of PRDCO and the provisions of Belgian tax laws and the written opinions of outside legal counsel, the Company believes that the assessments are without merit.

        The Company believes that its accrued tax liabilities are adequate for all years after 1992.

Item 4:        Submission of Matters to a Vote of Security Holders

        The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on April 23, 1998:

1.      the election of five directors, to terms ending in 2001;  and

2. a proposal to approve the appointment of KPMG Peat Marwick LLP a independent auditors for 1998.


        Votes were cast for election of directors as follows:

        Nominee                          Votes For                   Votes Withheld
        W. Don Cornwell                  1,098,238,894               14,448,393
        Henry A. McKinnell               1,098,942,665               13,744,622
        Dana G. Mead                     1,098,483,897               14,203,390
        Ruth J. Simmons                  1,098,014,337               14,672,950
        William C. Steere, Jr.           1,099,040,067               13,647,220

        The appointment of KPMG Peat Marwick LLP as auditors for 1998 was approved as follows:

        ---    1,106,787,935          votes for approval
        ---        2,165,821          votes against; and
        ---        3,733,531          abstentions

Item 6:        Exhibits and Reports on Form 8-K

        (a)    Exhibits

               1)   Exhibit 15        -  Accountants' Acknowledgment
               2)   Exhibit 27        -  Financial Data Schedule
               3)   Exhibit 27.1      -  Financial Data Schedule restated for
                                         period ended March 30, 1997

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the first quarter ended March 29, 1998.

                                PFIZER INC. AND SUBSIDIARY COMPANIES


                                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                           Pfizer Inc.
(Registrant)





Date:  May 12, 1998

                                      H. V. Ryan, Vice President; Controller
                                         (Principal Accounting Officer and
                                             Duly Authorized Officer)

                                                       Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


To the Shareholders and Board of Directors of Pfizer Inc.:

        We hereby acknowledge the incorporation by reference of our report dated May 12, 1998, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended March 29, 1998, in the following Registration
Statements:

- Form S-15 dated December 13, 1982 (File No. 2-80884),
- Form S-8 dated October 27, 1983 (File No. 2-87473),
- Form S-8 dated March 22, 1990 (File No. 33-34139),
- Form S-8 dated January 24, 1991 (File No. 33-38708),
- Form S-8 dated November 18, 1991 (File No. 33-44053),
- Form S-3 dated May 27, 1993 (File No. 33-49629),
- Form S-8 dated May 27, 1993 (File No. 33-49631),
- Form S-8 dated May 19, 1994 (File No. 33-53713),
- Form S-8 dated October 5, 1994 (File No. 33-55771),
- Form S-3 dated November 14, 1994 (File No. 33-56435),
- Form S-8 dated December 20, 1994 (File No. 33-56979),
- Form S-4 dated February 14, 1995 (File No. 33-57709),
- Form S-8 dated March 29, 1996 (File No. 33-02061),
- Form S-8 dated September 25, 1997 (File No. 333-36371), and
- Form S-8 dated April 23, 1998 (File No. 333-50899).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.





                                         KPMG Peat Marwick LLP


New York, New York
May 12, 1998