Form 10-Q
period 1998-06-28
PFIZER INC
filed 1998-08-11
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q

          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 28, 1998

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

YES    X           NO

At July 31, 1998, 1,400,227,335 shares of the issuer's common stock were outstanding.







                                  PFIZER INC.

                                  FORM 10-Q

                           For the Quarter Ended
                               June 28, 1998

                             Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.
                                                                        Page
Financial Statements:
      Condensed Consolidated Statement of Income for
       the three months and six months ended June 28, 1998
       and June 29, 1997                                                  3

      Condensed Consolidated Balance Sheet at
         June 28, 1998, December 31, 1997 and June 29, 1997               4

      Condensed Consolidated Statement of Cash Flows for
         the six months ended June 28, 1998 and June 29, 1997             5

      Notes to Condensed Consolidated Financial Statements                6

   Independent Auditors' Report                                          10

Item 2.

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                      11

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                     23

Item 6.

   Exhibits and Reports on Form 8-K                                      29


                            PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

                         PFIZER INC. AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
                                         Three Months Ended     Six Months Ended
                                        June 28,    June 29,   June 28,   June 29,
                                            1998        1997       1998       1997

(millions, except per share data)
Net sales . . . . . . . . . . . . . . .  $3,435      $2,854     $6,624     $5,856
Alliance revenue  . . . . . . . . . . .     198          59        348         58

Total revenues. . . . . . . . . . . . .   3,633       2,913      6,972      5,914

Costs and expenses:
 Cost of sales  . . . . . . . . . . . .     586         510      1,131      1,055
 Selling, informational and
  administrative expenses . . . . . . .   1,500       1,245      2,832      2,359
 Research and development expenses  . .     574         461      1,079        874
 Other deductions--net. . . . . . . . .      73          61         68        128

Income before provision for taxes
 on income and minority interests . . .     900         636      1,862      1,498

Provision for taxes on income . . . . .     271         175        540        434

Minority interests. . . . . . . . . . .       1           4          2          5

Net income. . . . . . . . . . . . . . .  $  628      $  457     $1,320     $1,059

Earnings per common share
     Basic  . . . . . . . . . . . . . .  $  .50      $  .36     $ 1.05     $  .84

     Diluted. . . . . . . . . . . . . .  $  .47      $  .35     $ 1.00     $  .81

Weighted average shares used
 to calculate earnings per common
 share amounts
     Basic .  . . . . . . . . . . . . .   1,265       1,257      1,263      1,257

     Diluted. . . . . . . . . . . . . .   1,320       1,301      1,317      1,300

Cash dividends per common share . . . .  $  .19      $  .17     $  .38     $  .34




See accompanying Notes to Condensed Consolidated Financial Statements.



                   PFIZER INC. AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
 (millions of dollars)

                                                 June 28,    Dec. 31,   June 29,
                                                    1998*      1997**      1997*
ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . .    $ 1,089     $   877    $ 1,514
  Short-term investments  . . . . . . . . . .        958         712        723
  Accounts receivable, less allowances of
    $64, $51 and $61  . . . . . . . . . . . .      3,110       2,527      2,525
  Short-term loans  . . . . . . . . . . . . .         99         115        220
  Inventories
    Finished goods. . . . . . . . . . . . . .        720         677        641
    Work in process . . . . . . . . . . . . .        864         852        743
    Raw materials and supplies  . . . . . . .        258         244        280
      Total inventories . . . . . . . . . . .      1,842       1,773      1,664
  Prepaid expenses, taxes
    and other assets  . . . . . . . . . . . .      1,161         816        697
      Total current assets  . . . . . . . . .      8,259       6,820      7,343
Long-term loans and investments . . . . . . .      1,315       1,340      1,224
Property, plant and equipment, less
  accumulated depreciation of
    $2,382, $2,321 and $2,260 . . . . . . . .      4,166       4,137      3,943
Goodwill, less accumulated amortization of
  $166, $152 and $129 . . . . . . . . . . . .      1,023       1,294      1,344
Other assets, deferred taxes and
  deferred charges  . . . . . . . . . . . . .      1,745       1,745      1,878
      Total assets  . . . . . . . . . . . . .    $16,508     $15,336    $15,732

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt of
      $4, $6 and $1   . . . . . . . . . . . .    $ 2,583     $ 2,255    $ 2,978
  Accounts payable  . . . . . . . . . . . . .        814         765        971
  Income taxes payable  . . . . . . . . . . .        752         785        789
  Dividends payable . . . . . . . . . . . . .        251          --        221
  Accrued compensation and related items  . .        601         511        424
  Other current liabilities . . . . . . . . .      1,137         989      1,039
      Total current liabilities . . . . . . .      6,138       5,305      6,422

Long-term debt  . . . . . . . . . . . . . . .        724         729        731
Postretirement benefit obligation other
  than pension plans  . . . . . . . . . . . .        391         394        407
Deferred taxes on income  . . . . . . . . . .         98         156        263
Other noncurrent liabilities  . . . . . . . .        852         819        735
      Total liabilities . . . . . . . . . . .      8,203       7,403      8,558

Shareholders'Equity
  Preferred stock . . . . . . . . . . . . . .         --          --         --
  Common stock  . . . . . . . . . . . . . . .         70          69         69
  Additional paid-in capital  . . . . . . . .      4,757       3,239      2,498
  Retained earnings . . . . . . . . . . . . .      9,928       9,349      8,415
  Accumulated other comprehensive
    income/(expense)  . . . . . . . . . . . .       (162)        (85)         7
  Employee benefit trusts . . . . . . . . . .     (3,974)     (2,646)    (2,193)
  Treasury stock, at cost . . . . . . . . . .     (2,314)     (1,993)    (1,622)
      Total shareholders' equity  . . . . . .      8,305       7,933      7,174
      Total liabilities and
        shareholders' equity  . . . . . . . .    $16,508     $15,336    $15,732

*   Unaudited
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.


                        PFIZER INC. AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
(millions of dollars)
                                                          Six Months Ended
                                                         June 28,   June 29,
                                                             1998       1997
Operating Activities
  Net income . . . . . . . . . . . . . . . . . . . .      $1,320     $1,059
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Gain on sale of business . . . . . . . . . . . .        (194)        --
    Depreciation and amortization of intangibles . .         268        244
    Changes in operating assets and
     liabilities, net of effect of business
     divested and other  . . . . . . . . . . . . . .        (668)      (626)

Net cash provided by operating activities  . . . . .         726        677

Investing Activities
  Purchases of property, plant and equipment . . . .        (487)      (420)
  Purchases of short-term investments  . . . . . . .      (1,776)      (918)
  Proceeds from redemptions of short-term
   investments . . . . . . . . . . . . . . . . . . .       1,659        759
  Proceeds from sale of business . . . . . . . . . .         425         --
  Purchases and redemptions of short-term
   investments by financial
   subsidiaries and other  . . . . . . . . . . . . .        (109)        (1)
Net cash used in investing activities  . . . . . . .        (288)      (580)

Financing Activities
  Repayment of long-term debt  . . . . . . . . . . .          (7)      (269)
  Increase in short-term debt  . . . . . . . . . . .         406        985
  Purchases of common stock  . . . . . . . . . . . .        (323)      (219)
  Cash dividends paid  . . . . . . . . . . . . . . .        (491)      (440)
  Stock option transactions  . . . . . . . . . . . .         168        159
  Other financing activities . . . . . . . . . . . .          24         71
Net cash (used in)/provided by
 financing activities. . . . . . . . . . . . . . . .        (223)       287
Effect of exchange-rate changes on cash and
 cash equivalents  . . . . . . . . . . . . . . . . .          (3)       (20)
Net increase in cash and cash equivalents  . . . . .         212        364
Cash and cash equivalents balance at beginning
 of period . . . . . . . . . . . . . . . . . . . . .         877      1,150
Cash and cash equivalents balance at end
 of period . . . . . . . . . . . . . . . . . . . . .      $1,089     $1,514

Supplemental Cash Flow Information
 Cash paid during the period for:
  Income taxes . . . . . . . . . . . . . . . . . . .      $  604     $  584
  Interest . . . . . . . . . . . . . . . . . . . . .          67         78

See accompanying Notes to Condensed Consolidated Financial Statements.



                     PFIZER INC. AND SUBSIDIARY COMPANIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1:	Basis of Presentation

We prepared the condensed financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (generally accepted accounting principles) can be condensed or omitted. Certain prior year data have been reclassified to conform to the 1998 presentation.

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of May 24, 1998 and May 25, 1997. The operating results for these subsidiaries are for the three and six month periods ending on the same dates.

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

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income, which consists of all changes in equity from nonshareholder sources. Prior year financial statements have been conformed to the requirements of SFAS No. 130 (see Note 5).

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

In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which becomes effective for our financial statements for the year ended December 31, 1998. SFAS No. 132 requires revised disclosures about pension and other postretirement benefit plans. We are currently assessing the impact of this Statement on our annual financial reporting disclosures.


In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which becomes effective for our financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. We are currently evaluating this Statement and its impact on our existing accounting policies and financial reporting disclosures.

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

Note 4:	Derivative Financial Instruments

During the quarter, we added cross-currency interest rate swaps as an additional method for hedging our net investment in Japan and also extended the term of the hedge through 2003. Specifically, we entered into an aggregate of $625 million notional amount of cross-currency interest rate swaps to hedge our net investment in Japan. They commit us at maturity to sell Japanese yen for U.S. dollars, essentially a yen payable and a U.S. dollar receivable.

We will also make interim payments of a fixed rate of 1.1% on the Japanese yen payable and have interim receipts of a variable rate based on a commercial paper rate on the U.S. dollar receivable. These cross-currency interest rate swaps replaced $625 million of Japanese yen debt and related interest rate swaps which previously served as a hedge of our net investment in Japan. Accordingly, we terminated $625 million of interest rate swap contracts.

Cross-currency swaps are reported net in our balance sheet in "Other noncurrent liabilities." Changes in the foreign exchange translation of the Japanese yen payable are reported in "Accumulated other comprehensive income/(expense)". Interim receipts and payments under these currency swaps are allocated primarily to interest, with the remaining amount to foreign exchange in "Other deductions--net."

We also entered into Japanese yen interest rate swaps to adjust from floating to fixed rate $267 million of Japanese yen debt also serving as hedges of our net investment in Japan. They require:

- Interim payments of a fixed rate of 1.3% to 1.4% and

- Maturity in 2003



Note 5:	Comprehensive Income

                                Three Months Ended      Six Months Ended
(millions of dollars)          June 28,    June 29,    June 28,   June 29,
                                   1998        1997        1998       1997
Net income                       $ 628        $457      $1,320     $1,059
Other comprehensive
(income)/expense*:
 Currency translation
  adjustment                        27         (19)        (65)      (154)
 Net unrealized gain/(loss)
  on investment securities         (17)         12         (12)        14
 Adjustments to minimum
  pension liability                 --          --          --          2
                                    10          (7)        (77)      (138)

Total comprehensive income        $638        $450      $1,243     $  921

* Components of other comprehensive income/(expense) were reported separately in shareholders' equity prior to adoption of SFAS No. 130, "Reporting Comprehensive Income."

Changes in the currency translation adjustment included in "Accumulated other comprehensive income/(expense)" for the first six months of 1998 and 1997 were:

             (millions of dollars)                  1998        1997
             Opening balance                       $ (79)      $ 174
             Translation adjustments and hedges      (65)       (154)
             Ending balance                        $(144)      $  20

Note 6:	Product Alliance

In the first quarter, we entered into a product arrangement with G.D. Searle & Co., the pharmaceutical division of Monsanto Company. Under the worldwide agreements, which exclude only Japan, we are working with Searle to codevelop and copromote Searle's Celebra (celecoxib) which is initially being developed for the treatment of rheumatoid arthritis and osteoarthritis. Initial payments to Searle of $100 million were expensed in the first quarter of 1998 and are included in "Other deductions--net" for the six months ended June 28, 1998.



Note 7:	Divestitures and Other

In January 1998, we completed the sale of the Valleylab business--a part of the Medical Technology Group. In connection with this transaction, we received $425 million and recorded a $194 million gain included in "Other deductions-- net" for the six months ended June 28, 1998.

In February 1998, we announced that we are exploring strategic options for the Medical Technology Group (MTG). We have reached agreements to divest the Schneider Worldwide and American Medical System businesses as outlined below. We are continuing to explore strategic options, including divestiture in public or private transactions, for Howmedica, the remaining MTG business. We have not yet made any decisions about this business.

In June 1998, we announced an agreement to sell Schneider Worldwide--a part of the Medical Technology Group--to Boston Scientific Corporation for $2.1 billion in cash. The transaction is anticipated to close in the third quarter of 1998. Schneider manufactures and sells stents for a variety of applications, angioplasty devices and accessories.

In July 1998, we announced an agreement to sell the American Medical Systems
(AMS) business--a part of the Medical Technology Group--to E.M. Warburg, Pincus & Co., LLC for $130 million. The transaction, pending the usual regulatory approvals, is expected to close in 1998. AMS manufactures and sells urological devices for the treatment of erectile dysfunction, urinary incontinence and benign prostatic hyperplasia (enlarged prostate).

The net assets of Schneider Worldwide and AMS have been recorded at their net carrying value as net assets held for sale of $438 million (excluding direct costs to sell) included in "Prepaid expenses, taxes and other current assets" at June 28, 1998.



                        INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of June 28, 1998 and June 29, 1997, and the related condensed consolidated statements of income for each of the three month and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
August 11, 1998


Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations


RESULTS OF OPERATIONS

Net income increased 38% for the second quarter and 25% for the first six months of 1998 over the comparable 1997 periods. Components of the Statement of Income follow:

(millions of dollars,
except per share data)
                               Second Quarter                Six Months
                                             %                           %
                          1998     1997   Change*    1998     1997   Change*
Net sales                $3,435   $2,854     20     $6,624   $5,856     13
Alliance revenue            198       59    236        348       58    499

Total revenues           $3,633   $2,913     25     $6,972   $5,914     18

Cost of sales            $  586   $  510     15     $1,131   $1,055      7
  % of total revenues     16.1%    17.5%             16.2%    17.8%

Selling, informational
 and administrative
 expenses                $1,500   $1,245     20     $2,832   $2,359     20
  % of total revenues     41.3%    42.8%             40.6%    39.9%

R&D expenses             $  574   $  461     25     $1,079   $  874     24
  % of total revenues     15.8%    15.8%             15.5%    14.8%

Other deductions--net    $   73   $   61     20     $   68   $  128    (48)
  % of total revenues      2.0%     2.1%              1.0%     2.2%

Income before taxes      $  900   $  636     42     $1,862   $1,498     24
  % of total revenues     24.8%    21.8%             26.7%    25.3%

Taxes on income          $  271   $  175     54     $  540   $  434     24

Effective tax rate        30.0%    27.5%             29.0%    29.0%

Net income               $  628   $  457     38     $1,320   $1,059     25

  % of total revenues     17.3%    15.7%             18.9%    17.9%

Earnings per common share
  Basic                  $  .50   $  .36     39     $ 1.05   $  .84     25
  Diluted                $  .47   $  .35     34     $ 1.00   $  .81     23

Cash dividends per
 common share            $  .19   $  .17     12     $  .38   $  .34     12

*Percentages may reflect rounding adjustments.



TOTAL REVENUES

The components of the total revenue increase were as follows:

                                       % Change from 1997
                                 Second Quarter       Six Months
            Volume                   26.5%               20.1%
            Price                     1.6                 1.7
            Currency                 (3.4)               (3.9)

            Total revenue increase   24.7%               17.9%

Wider acceptance of our major pharmaceutical products and our copromotion products as well as the introduction of Viagra in April contributed to the volume increases. Total revenues for the second quarter of 1998 by segment and the changes from last year were as follows:

                                   % of                  % of
                                   Total                 Total       %
(millions of dollars)   1998     Revenues     1997*    Revenues**  Change**
Pharmaceuticals
  U.S.                 $1,888      52.0      $1,187       40.8        59
  International         1,104      30.4       1,050       36.0         5
    Worldwide           2,992      82.4       2,237       76.8        34

Medical Technology        321       8.8         362       12.4       (12)~

Animal Health             320       8.8         314       10.8         2

Total                  $3,633     100.0      $2,913      100.0        25

* Certain 1997 data have been reclassified to agree to the 1998 presentation.
**Percentages may reflect rounding adjustments.
~ Decline is attributable to the divestitures of the Valleylab and Strato/Infusaid businesses.

Total revenues for the first six months of 1998 by segment and the changes from last year were as follows:

                                   % of                  % of
                                   Total                 Total       %
(millions of dollars)   1998     Revenues**   1997*    Revenues**  Change**
Pharmaceuticals
  U.S.                 $3,620      51.9      $2,582       43.7        40
  International         2,119      30.4       2,045       34.5         4
    Worldwide           5,739      82.3       4,627       78.2        24

Medical Technology        623       8.9         678       11.5        (8)~

Animal Health             610       8.8         609       10.3         0

Total                  $6,972     100.0      $5,914      100.0        18

* Certain 1997 data have been reclassified to agree to the 1998 presentation. **Percentages may reflect rounding adjustments.
~ Decline is attributable to the divestitures of the Valleylab and Strato/Infusaid businesses.

The following is a discussion of total revenues by business segment:

Pharmaceuticals

Worldwide pharmaceutical revenues were as follows:

                         Second Quarter                     Six Months
(millions of dollars)    1998     1997*  % Change   1998    1997*  % Change**
Cardiovascular          $  983   $  873      13    $1,953  $1,795      9
Infectious diseases        567      567       0     1,324   1,249      6
Central nervous system     417      333      25       893     737      21
Viagra                     411       --      --       411      --      --
Alliance revenue           198       59     236       348      58     499
Consumer health care       120      135     (11)      240     267     (10)
Other                      296      270      10       570     521       9
Total                   $2,992   $2,237      34    $5,739  $4,627      24

* Certain 1997 data have been reclassified to agree to the 1998 presentation. **Percentages may reflect rounding adjustments.

Sales of our eight major pharmaceutical products accounted for 74% of pharmaceutical revenues and 61% of total revenues in the second quarter of 1998. Individual product sales in the second quarter of 1998 and a brief discussion of each follow:


                                                    % Change from 1997
                                                           Excluding Effects
Product       Category              (millions)   Actual   of Foreign Exchange
Norvasc       Cardiovascular            $618       18              23
Procardia XL  Cardiovascular             157       (6)             (6)
Cardura       Cardiovascular             159        7              11
Zithromax     Infectious Diseases        163        3               6
Diflucan      Infectious Diseases        211       (3)              0
Viagra        Impotence                  411       --              --
Zoloft        Central Nervous System     398       23              25
Zyrtec        Allergy                    105       51              51

- Norvasc continues to benefit from the increased acceptance by the worldwide medical community.

- Sales of Procardia XL have declined due in part to the increased emphasis on and broad medical acceptance of Norvasc.

- Cardura's sales continue to grow as alpha blockers are recognized as effective therapy for the treatment of hypertension and enlarged prostate. Cardura XL, a dosage form that uses the GITS delivery system, was launched for hypertension in Germany in the first quarter.

- Sales of Zithromax in the quarter were tempered by changes in wholesaler stocking patterns in the U.S. and a weaker than usual flu season in Europe.

- Sales growth of Diflucan continues to be impacted by the lower incidence of fungal infections in AIDS patients being treated with protease inhibitors.



- Viagra, the first effective oral treatment for erectile dysfunction, was introduced in April. In the second quarter, Viagra was our second-largest selling product worldwide and our largest selling U.S. product with U.S. sales of $409 million. The initial rate of sales reflects prescriptions and substantial trade stocking, which we expect will adjust to be consistent with underlying demand over the remainder of the year. Viagra has been filed with regulatory authorities in Europe, Japan and many other parts of the world.

- Zoloft continues to benefit from introductions in international markets, new indications and increased field-force support.

- Zyrtec was approved for a new use by the FDA in the second quarter as the first once-daily prescription antihistamine for the treatment of seasonal and perennial allergic rhinitis and hives in children age 2 to 5.

We started shipping Trovan, a broad spectrum quinolone antibiotic, to customers in the U.S. in January 1998 with second quarter sales reaching $22 million. Trovan received European approval in July.

"Alliance revenue" reflects copromotion contractual revenues we earned from sales of Lipitor and Aricept.

Product launches of Lipitor, the cholesterol-lowering medication, have taken place in most major world markets, including the U.S., the United Kingdom, Germany, Italy, Canada, Spain, Australia and Brazil and generated strong revenue in the second quarter. Worldwide sales of Lipitor are primarily recorded by the Parke-Davis Research Division of Warner-Lambert Company, the company that discovered and developed the compound. In July, the FDA expanded the approved indications for Lipitor to include use with diet changes by patients with high triglyceride levels. Lipitor was also indicated as a treatment for patients who have not responded adequately to dietary changes in treating a condition which causes people to have extremely high amounts of cholesterol and other fats in their blood streams.

Product launches of Aricept have taken place in 17 countries, including the U.S., the United Kingdom, Canada, Germany, Italy, Spain, France and Australia. Worldwide sales of Aricept totaled $79 million in the second quarter of 1998. These sales are primarily recorded by Eisai Co., Ltd., the company that discovered and developed the compound. Global prescriptions for the treatment of Alzheimer's disease have increased roughly sixfold since the introduction of Aricept. Aricept accounts for about 97% of all Alzheimer's disease prescription drug sales in the U.S.

In the first quarter, we entered into a product arrangement with G.D. Searle & Co., the pharmaceutical division of Monsanto Company. Under the worldwide agreements, which exclude only Japan, we are working with Searle to codevelop and copromote Searle's Celebra (celecoxib) which is initially being developed for the treatment of rheumatoid arthritis and osteoarthritis. Initial payments to Searle of $100 million were expensed in the first quarter of 1998 and are included in "Other deductions--net" for the six months ended June 28, 1998.



Medical Technology

Second quarter sales decreased 12% from last year's level. Excluding sales of the divested Valleylab and Strato/Infusaid businesses, sales increased by 3% (6% excluding the impact of foreign exchange). Sales of musculoskeletal products increased by 2% in the second quarter to $210 million; interventional products increased 13% to $91 million; and urological products continued to decline (14% to $19 million). In June, we announced that we had agreed to sell Schneider Worldwide to Boston Scientific Corporation for $2.1 billion. The transaction is anticipated to close in the third quarter of 1998.

In July 1998, we announced an agreement to sell the American Medical Systems
(AMS) business--a part of the Medical Technology Group (MTG)--to E.M. Warburg, Pincus & Co., LLC for $130 million. The transaction, pending the usual regulatory approvals, is expected to close in 1998.

Total net sales and income before taxes for Strato/Infusaid, Valleylab, Schneider Worldwide and AMS were as follows:

                                   Three Months Ended      Six Months Ended
                       Full Year   June 28,   June 29,   June 28,   June 29,
(millions of dollars)       1997       1998       1997       1998       1997
Net sales:
Strato/Infusaid            $  8        $--        $ 4       $ --       $  8
Valleylab                   198         --         48         20         88
Schneider Worldwide         331         91         81        166        150
AMS                          92         19         22         37         41

Income/(loss)before taxes:
Strato/Infusaid            $(14)       $--        $(2)      $ --       $ (3)
Valleylab                    32         --          8          2         13
Schneider Worldwide          86         29         19         48         34
AMS                          20         (2)         3         (1)         5

We are continuing to explore strategic options, including divestiture in public or private transactions, for Howmedica, the remaining MTG business. We have not yet made any decisions about this business. Total net sales of Howmedica were $821 million for the full year 1997. Total income before taxes for MTG was $221 million for the full year 1997.


Animal Health

Animal Health sales for the second quarter increased 2%. Animal Health was particularly affected by foreign exchange as more than 58% of the segment's sales in the quarter were made abroad. Excluding the impact of foreign exchange, sales increased 7%. Sales of Dectomax grew 58% over last year, reaching $46 million in the quarter.

Rimadyl, a non-steroidal anti-inflammatory medicine for osteoarthritis in dogs, and RespiSure, a vaccine for respiratory infections in swine, continued to grow in the second quarter.



Revenues by Geographic Area

Total revenues in the U.S. increased largely due to the introduction of Viagra and sales growth of our other pharmaceutical products, particularly Norvasc, Zyrtec and Zoloft, as previously described, as well as alliance revenue.
Total revenues by geographic area were as follows:

      (millions of dollars)
                   Second Quarter
                % of                 % of
                Total                Total
       1998    Revenues     1997*   Revenues                        % Change
      $2,181     60.0      $1,497     51.4     United States           46

         279      7.7         278      9.5     Japan                   --

       1,173     32.3       1,138     39.1     All Other                3

      $3,633    100.0      $2,913    100.0     Consolidated            25


     (millions of dollars)
                      Six Months
                % of                % of
                Total               Total
       1998    Revenues**   1997*  Revenues                         % Change
      $4,186     60.0      $3,165     53.5     United States           32

         538      7.7         532      9.0     Japan                    1

       2,248     32.3       2,217     37.5     All Other                1

      $6,972    100.0      $5,914    100.0     Consolidated            18

* Certain 1997 data have been reclassified to agree to the 1998 presentation. **Percentages may reflect rounding adjustments.

Exchange rates affect the revenues we record in foreign markets. The U.S. dollar's strength against foreign currencies decreases total revenues when translated into their U.S. dollar equivalent. For example, international pharmaceutical revenues increased 13% in the second quarter excluding the impact of foreign exchange as compared with 6% reported. The currency impact was most pronounced in Japan, Germany, France and Italy as the value of the U.S. dollar strengthened relative to the prior year.

The Japanese yen has weakened substantially year-over-year versus the U.S. dollar, and declines in the values of various Southeast Asian currencies relative to the dollar added to this adverse effect. The Asian countries most impacted by recent economic events--Korea, Indonesia, Thailand, Malaysia, the Philippines, and Taiwan--combine to account for approximately 1% of total company revenues.



COSTS AND EXPENSES

Cost of Sales

Cost of sales for the second quarter and first six months of 1998 declined as a percentage of net sales mainly due to favorable product mix and improvements in manufacturing efficiencies.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses in both the second quarter and first six months of 1998 increased 20% over the 1997 levels. Support for previously introduced products and launches of new products contributed to the increase.

Research and Development Expenses

Research and development expenses increased 25% in the second quarter over the prior year period. In the first six months, Pharmaceutical R&D expenses, expressed as a percentage of Pharmaceutical net sales, were 17% in 1998 and 18% in 1997. We expect total spending to be about $2.3 billion in 1998 to discover new chemical compounds and advance others in development which include:

- Tikosyn (dofetilide), for treatment of a heart rhythm disorder. U.S. and European regulatory filings for this product were submitted in the first quarter of 1998;

- eletriptan, for treatment of migraine headaches. European and U.S. regulatory filings for this product are planned in the third and fourth quarters of 1998;

- Alond (zopolrestat), for treatment of nervous system, kidney and cardiovascular disorders related to diabetes;

- voriconazole, for the treatment of fungal infections;

- an inhalable form of insulin under development with Inhale Therapeutics;
and

- darifenacin, for the treatment of irritable bowel syndrome and urinary urge incontinence.

We are also developing new uses or dosages for Norvasc, Zyrtec, Zoloft, Cardura, Zithromax, Trovan and Viagra. During the second quarter, we announced that we had received a non-approvable letter from the FDA for the antipsychotic Zeldox. We are planning to discuss the parameters of a new clinical study with the FDA and we anticipate the New Drug Application would be able to be refiled in late 1999. We do not plan to launch Zeldox elsewhere in the world until the new clinical study is completed. We have decided not to pursue the development of candoxatril, a drug candidate for the treatment of congestive heart failure. In the second quarter of 1998, we expensed candoxatril inventory of $5.5 million.



Other Deductions--Net

The following components were included in "Other deductions--net" in the second quarter and first six months of 1998 and 1997.

                          Second Quarter     %         Six Months        %
(millions of dollars)     1998     1997    Change    1998     1997    Change*
Interest income           $(40)    $(38)      5      $(76)    $(72)      6
Interest expense            34       37      (8)       61       74     (18)
Gain on sale of
 Valleylab                  --       --      --      (194)      --      --
Copromotion payments
 to Searle                  --       --      --       100       --      --
Amortization of
 goodwill and other
 intangibles                16       16       0        32       34      (6)
Foreign exchange             5        3      67        --        9      --
Other, net                  58       43      35       145       83      75
Other deductions--net     $ 73     $ 61      20      $ 68     $128     (48)

*Percentages may reflect rounding adjustments.

TAXES ON INCOME

We now project a 1998 effective tax rate of 29%. The tax rate recorded in the second quarter of approximately 30% also reflects an adjustment of first quarter results, which were previously recorded using a 28% rate. The rate increase from 28% to 29% for the full year is mainly due to a greater portion of our company's taxable income being derived from the U.S.

OUTLOOK

Factoring in our major investments for the future and despite our increased effective tax rate and the unfavorable impact of foreign exchange on revenues and income, we are comfortable with the current range of the majority of analysts' diluted earnings-per-share estimates of $2.05 and $2.10 for the year. This assessment excludes impacts from acquisitions, divestitures, licensing fees, legal settlements and other unusual items. This estimate cannot be guaranteed. Actual results may differ materially.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The net financial assets/(debt) position was as follows:

                                        June 28,     Dec. 31,    June 29,
(millions of dollars)                       1998         1997        1997
      Financial assets*                   $3,461       $3,044      $3,681
      Short-term borrowings and
        long-term debt                     3,307        2,984       3,709

      Net financial assets/(debt)         $  154       $   60      $  (28)

* Consists of cash and cash equivalents, short-term investments and loans and long-term loans and investments.



To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of our financial strength are as follows:

                                               June 28,   Dec. 31,    June 29,
                                                   1998       1997        1997
      Working capital (millions of dollars)    $  2,121   $  1,515    $    921


      Current ratio                              1.35:1     1.29:1      1.14:1

      Debt to total capitalization
        (percentage)*                               28%        27%         34%

      Shareholders' equity per
        common share**                         $   6.57   $   6.30    $   5.70

* Represents total short-term borrowings and long-term debt divided by the sum of total short-term borrowings, long-term debt and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding which excludes treasury shares and those held by the employee benefit trusts.

The increase in working capital from June 29, 1997 to June 28, 1998 was primarily due to the reclassification to current assets of the Schneider Worldwide and AMS assets held for sale as well as alliance revenue receivables and higher receivable and inventory levels related to new products. The increase from December 31, 1997 was due to the Schneider and AMS reclassifications mentioned above as well as higher receivables including those for new products.

Net Cash Provided by Operating Activities

During the first six months of 1998, operating activities provided net cash of $726 million, an increase of $49 million from the 1997 period. The change was primarily due to higher net income in the first six months of 1998 versus 1997.

Net Cash Used in Investing Activities

In the first six months of 1998, investing activities used net cash of $288 million, a decrease of $292 million from the 1997 period. This change was primarily attributable to proceeds from the sale of the Valleylab business.

Net Cash Used in/Provided by Financing Activities

In the first six months of 1998, net cash used in financing activities was $223 million. We received less cash from net borrowings, repurchased more common stock at a higher average price and paid higher cash dividends in the first six months of 1998. During the first six months of 1998, we repurchased approximately 3.5 million shares of common stock on the open market at an average price of about $92 per share. Dividends paid increased due to the increase in the dividend rate approved earlier this year.


In September 1996, Pfizer's board authorized the repurchase of up to $2 billion of the company's common stock over 18-24 months. Between September 1996 and the end of June 1998, Pfizer purchased 15.6 million shares at a cost of about $936.5 million.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

We developed a Compliance Assurance Process to address this concern.   A
project team has performed a detailed assessment of all internal computer systems and, as discussed below, is developing and implementing plans to correct the problems. We expect these projects to be successfully completed during 1999.

Year 2000 problems could affect many of our research and development, production, distribution, financial, administrative and communication operations. Systems critical to our business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. In addition, a separate team is looking at Year 2000 readiness from other aspects of our business, including customer order-taking, manufacturing, raw materials supply and plant process equipment. Our goal is to have our remediated and replaced systems operational by the first quarter of 1999 to allow time for testing and verification. In addition to our in-house efforts, we are asking vendors, major customers, service suppliers, communications providers and banks whose systems failures potentially could have a significant impact on our operations to verify their Year 2000 readiness. We are testing such systems where appropriate and possible.

As part of our Contingency Plan, we are developing Business Continuity Plans for those areas that are critical to Pfizer's business. These Business Continuity Plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999, and will operate independent of our external providers' Year 2000 compliance. The major drive for contingency planning will be in the last quarter of 1998 and the first half of 1999, with the expectation that our business groups will have plans in place by the end of the second quarter of 1999. Based on our current plans and efforts to date, we do not anticipate that Year 2000 problems will have a material effect on our results of operations or financial condition.

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, we have spent $15 million on this project. Costs to be incurred in the remainder of 1998 and 1999 to fix Year 2000 problems are estimated at approximately $45 million. Such costs do not include normal system upgrades and replacements. We do not expect the costs relating to Year 2000 remediation to have a material effect on our results of operations or financial condition.

The above expectations are subject to uncertainties. For example, if we are unsuccessful in identifying or fixing all Year 2000 problems in our critical operations, or if we are affected by the inability of suppliers or major customers (such as a large drug wholesaler or distributor) to continue operations due to such a problem, our results of operations or financial condition could be materially impacted.

The total costs that we incur in connection with the Year 2000 problems will be influenced by our ability to successfully identify Year 2000 systems' flaws, the nature and amount of programming required to fix the affected programs, the related labor and/or consulting costs for such remediation, and the ability of third parties with whom we have business relationships to successfully address their own Year 2000 concerns. These and other unforeseen factors could have a material adverse effect on our results of operations or financial condition.

NEW EUROPEAN CURRENCY

A new European currency (Euro) is planned for introduction in January 1999 to replace the separate currency of several individual countries. This will entail changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications will be necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. Although a three-year transition period is expected during which transactions can be made in the old currencies, this may require dual currency processes for our operations. We have attempted to identify issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contain some "forward-looking statements". Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

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



We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties. In addition, we are continuing to explore strategic options, including divestiture in a public or private transactions, for Howmedica, the remaining MTG business.



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

	On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling order has been entered. Discovery is in progress. On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998 the Company received notice of the filing of an ANDA by Biovail Laboratory of a 30 mg dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998 Bayer and Pfizer filed a patent infringement action against Biovail, relating to their 60 mg nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998 Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24 Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998 moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative to stay the action pending the outcome of the infringement actions in Puerto Rico. On April 2, 1998 the Company received notice from Lek U.S.A Inc. of its filing of an ANDA for a 60 mg formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998 Bayer and Pfizer commenced suit against Lek for infringement of Bayer's U.S. Patent No. 5,264,446, as well as for infringement of a second Bayer patent, No. 4,412,986 relating to combinations of nifedipine with certain polymeric materials.

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

	The United States Environmental Protection Agency_Region I and the Department of Justice have informed the Company that the federal government is contemplating an enforcement action arising primarily out of a December 1993 multimedia environmental inspection, as well as certain state inspections, of the Company's Groton, Connecticut facility. The Company is engaged in discussions with the governmental agencies and does not believe that an enforcement action, if brought, will have a material adverse effect on the financial position or the results of operations of the Company.

	Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. ("Quigley"), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of twenty defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company, but most have been resolved.

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

	At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. As of June 27, 1998, there were 62,756 personal injury claims pending against Quigley (excluding those which are inactive or have been settled in principle), 27,572 such claims against the Company, and 69 talc cases against the Company.

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

	In addition to its settlement of the retailer Federal Class Action (see above), the Company has also settled several major opt-out retail cases, and along with other manufacturers, has entered into an agreement to settle all outstanding consumer class actions (except Alabama and California). That overall settlement is awaiting approval in the various courts in which the actions are pending.

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

	On January 15, 1997, an action was filed in Circuit Court, Chambers County, Alabama, purportedly on behalf of a class of consumers, variously defined by the laws or types of laws governing their rights and encompassing residents of up to 47 states. The complaint alleges that the Company's claims for Plax were untrue, entitling them to a refund of their purchase price for purchases since 1988. A hearing on Plaintiff's motion to certify the class was held on June 2, 1998. We are awaiting the Court's decision. The Company believes the complaint is without merit.

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

	In July 1997, the Company resolved all issues with the FDA related to an August 1996 Warning Letter from the FDA relating to certain promotional materials used in the marketing of Zoloft. Consumer class actions were filed in 1996 and 1997 in San Diego and in Dallas and Brownsville, Texas. The complaints alleged that Pfizer's promotional materials improperly implied that the FDA had approved Zoloft as safe and effective for certain indications, and that patients for whom Zoloft was prescribed as a result of the promotion were entitled to a refund of their purchase price. These actions have been voluntarily discontinued.

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

	In June 1993, the Ministry of Justice of the State of Sao Paulo, Brazil commenced a civil public action against the Company's Brazilian subsidiary, Laboratories Pfizer Ltd. ("Pfizer Brazil") asserting that during a period in 1991, Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action seeks the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. On February 8, 1996, the trial court issued a decision holding Pfizer Brazil liable. The award of damages to individuals and the payment into the public reserve fund will be determined in a subsequent phase of the proceedings. The trial court's opinion sets out a formula for calculating the payment into the public reserve fund which could result in a sum of approximately $88 million. The total amount of damages payable to eligible individuals under the decision would depend on the number of persons eventually making claims. Pfizer Brazil is appealing this decision. The
Company believes that this action is without merit and should not have a material adverse effect on the financial position or the results of operations of the Company.

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

      (a)   Exhibits

            1)  Exhibit 10   - Stock and Asset Purchase Agreement dated as of
                               June 15, 1998 among Pfizer Inc., Pfizer
                               Holdings Ireland, the Asset Selling Corporation (named therein) and Boston Scientific Corporation.
            2)  Exhibit 15   - Accountants' Acknowledgment
            2)  Exhibit 27   - Financial Data Schedule
            3)  Exhibit 27.1 - Financial Data Schedule restated for
                               period ended June 29, 1997

     (b)    Reports on Form 8-K

A report on Form 8-K was filed on June 17, 1998 during the second quarter ended June 28, 1998 concerning the agreement to sell Schneider Worldwide to Boston Scientific Corporation.




	PFIZER INC. AND SUBSIDIARY COMPANIES


	SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                            Pfizer Inc.
                                          (Registrant)





Date:  August 11, 1998
                               /s/H. V. Ryan
                              H. V. Ryan, Vice President; Controller
                              (Principal Accounting Officer and
                              Duly Authorized Officer)


                                                             Exhibit 15
                      ACCOUNTANTS' ACKNOWLEDGMENT


To the Shareholders and Board of Directors of Pfizer Inc.:

     We hereby acknowledge the incorporation by reference of our report dated August 11, 1998, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended June 28, 1998, in the following Registration
Statements:

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


New York, New York
August 11, 1998