Form 10-Q/A
period 1998-06-28
PFIZER INC
filed 1998-09-25
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q/A

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

YES    X           NO


At July 31, 1998, 1,306,595,277 shares of the issuer's common stock were outstanding.



PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                                 Pfizer Inc.
                                  -------------------------------------
                                                 (Registrant)







Date:    September 25, 1998                /s/ H.V. Ryan
                                  -------------------------------------
                                  H.V. Ryan, Vice President; Controller
                                    (Principal Accounting Officer and
                                         Duly Authorized Officer)