Form 10-Q
period 1998-09-27
PFIZER INC
filed 1998-11-12
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q

          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 27, 1998

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

YES    X           NO

At October 31, 1998, 1,297,794,059 shares of the issuer's common stock were outstanding.







                                   PFIZER INC.

                                   FORM 10-Q

                             For the Quarter Ended
                              September 27, 1998

                              Table of Contents

PART I.  FINANCIAL INFORMATION
Item 1.                                                               Page
   Financial Statements:
      Condensed Consolidated Statement of Income for
       the three months and nine months ended September 27, 1998
       and September 28, 1997                                             3

      Condensed Consolidated Balance Sheet at
         September 27, 1998, December 31, 1997 and
         September 28, 1997                                               4

      Condensed Consolidated Statement of Cash Flows for
         the nine months ended September 27, 1998
         and September 28, 1997                                           5

      Notes to Condensed Consolidated Financial Statements                6

   Independent Auditors' Report                                          11

Item 2.

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                      12

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                     24

Item 6.

   Exhibits and Reports on Form 8-K                                      30

                            PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                         PFIZER INC. AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
                                         Three Months Ended     Nine Months Ended
                                        Sept. 27,   Sept. 28,  Sept. 27,  Sept. 28,
                                            1998        1997       1998       1997
(millions, except per share data)

Net sales . . . . . . . . . . . . . . .  $3,110      $2,652     $9,110     $7,830
Alliance revenue  . . . . . . . . . . .     220          95        568        153

Total revenues. . . . . . . . . . . . .   3,330       2,747      9,678      7,983

Costs and expenses:
 Cost of sales  . . . . . . . . . . . .     474         423      1,401      1,245
 Selling, informational and
  administrative expenses . . . . . . .   1,323       1,051      3,889      3,138
 Research and development expenses  . .     550         447      1,581      1,265
 Other deductions--net. . . . . . . . .     281          47        519        161

Income from continuing operations
 before provision for taxes
 on income and minority interests . . .     702         779      2,288      2,174

Provision for taxes on income . . . . .     186         194        641        587

Minority interests. . . . . . . . . . .       1           3          3          8

Income from continuing operations . . .     515         582      1,644      1,579
Income from discontinued
 operations--net of tax.  . . . . . . .     882          14      1,073         76

Net income. . . . . . . . . . . . . . .  $1,397      $  596     $2,717     $1,655

Earnings per common share--Basic
 Income from continuing operations. . .  $  .40      $  .47     $ 1.30     $ 1.26
 Income from discontinued operations. .     .70         .01        .85        .06
 Net income . . . . . . . . . . . . . .  $ 1.10      $  .48     $ 2.15     $ 1.32

Earnings per common share--Diluted
 Income from continuing operations. . .  $  .39      $  .45     $ 1.25     $ 1.21
 Income from discontinued operations. .     .67         .01        .81        .06
 Net income . . . . . . . . . . . . . .  $ 1.06      $  .46     $ 2.06     $ 1.27

Weighted average shares used
 to calculate earnings per common
 share amounts
     Basic .  . . . . . . . . . . . . .   1,265       1,256      1,264      1,257

     Diluted. . . . . . . . . . . . . .   1,317       1,303      1,317      1,301

Cash dividends per common share . . . .  $  .19      $  .17     $  .57     $  .51

See accompanying Notes to Condensed Consolidated Financial Statements.

                       PFIZER INC. AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)                            Sept. 27,   Dec. 31,   Sept. 28,
                                                    1998*      1997**      1997*
ASSETS
Current Assets
  Cash and cash equivalents . . . . . . . . .    $ 2,723     $   877    $ 1,190
  Short-term investments  . . . . . . . . . .        930         712        727
  Accounts receivable, less allowances of
    $54, $35 and $42. . . . . . . . . . . . .      2,860       2,220      2,330
  Short-term loans  . . . . . . . . . . . . .        150         115        269
  Inventories
    Finished goods. . . . . . . . . . . . . .        610         442        438
    Work in process . . . . . . . . . . . . .        826         808        833
    Raw materials and supplies  . . . . . . .        245         211        210
      Total inventories . . . . . . . . . . .      1,681       1,461      1,481
  Prepaid expenses, taxes and other assets. .        716         651        583
  Net assets of discontinued operations . . .        814       1,418      1,357
      Total current assets  . . . . . . . . .      9,874       7,454      7,937
Long-term loans and investments . . . . . . .      1,717       1,329      1,166
Property, plant and equipment, less
  accumulated depreciation of
    $2,271, $2,074 and $2,063 . . . . . . . .      4,115       3,793      3,636
Goodwill, less accumulated amortization of
  $163, $90 and $82 . . . . . . . . . . . . .        883         989        982
Other assets, deferred taxes and
  deferred charges  . . . . . . . . . . . . .      1,588       1,437      1,289
      Total assets  . . . . . . . . . . . . .    $18,177     $15,002    $15,010

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt of
      $4, $6 and $4   . . . . . . . . . . . .    $ 3,350     $ 2,251    $ 2,827
  Accounts payable  . . . . . . . . . . . . .        817         660        613
  Income taxes payable  . . . . . . . . . . .      1,147         759        700
  Accrued compensation and related items  . .        550         456        391
  Other current liabilities . . . . . . . . .      1,395         898        963
      Total current liabilities . . . . . . .      7,259       5,024      5,494

Long-term debt  . . . . . . . . . . . . . . .        528         725        723
Postretirement benefit obligation other
  than pension plans  . . . . . . . . . . . .        389         394        406
Deferred taxes on income  . . . . . . . . . .        441         109        235
Other noncurrent liabilities  . . . . . . . .        915         817        747
      Total liabilities . . . . . . . . . . .      9,532       7,069      7,605

Shareholders' Equity
  Preferred stock . . . . . . . . . . . . . .         --          --         --
  Common stock  . . . . . . . . . . . . . . .         70          69         69
  Additional paid-in capital  . . . . . . . .      4,694       3,239      2,570
  Retained earnings . . . . . . . . . . . . .     11,325       9,349      9,012
  Accumulated other comprehensive expense . .       (270)        (85)       (76)
  Employee benefit trusts . . . . . . . . . .     (3,791)     (2,646)    (2,193)
  Treasury stock, at cost . . . . . . . . . .     (3,383)     (1,993)    (1,977)
      Total shareholders' equity  . . . . . .      8,645       7,933      7,405
      Total liabilities and
        shareholders' equity  . . . . . . . .    $18,177     $15,002    $15,010

*   Unaudited.
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.


                        PFIZER INC. AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
(millions of dollars)
                                                           Nine Months Ended
                                                         Sept. 27,   Sept. 28,
                                                             1998        1997
Operating Activities
  Income from continuing operations. . . . . . . . .      $1,644      $1,579
  Adjustments to reconcile income from continuing
   operations to net cash provided by operating
   activities:
    Depreciation and amortization. . . . . . . . . .         444         319
    Changes in operating assets and
     liabilities, net of effect of businesses
     divested and other  . . . . . . . . . . . . . .        (775)       (942)

Net cash provided by operating activities  . . . . .       1,313         956

Investing Activities
  Purchases of property, plant and equipment . . . .        (813)       (604)
  Purchases of short-term investments  . . . . . . .      (2,653)     (1,415)
  Proceeds from redemptions of short-term
   investments . . . . . . . . . . . . . . . . . . .       2,465       1,239
  Proceeds from sales of businesses. . . . . . . . .       2,655          21
  Purchases of long-term investments . . . . . . . .        (495)        (62)
  Purchases and redemptions of short-term
   investments by financial subsidiaries and other .          20          71
Net cash provided by/(used in)investing activities .       1,179        (750)

Financing Activities
  Repayment of long-term debt  . . . . . . . . . . .        (199)       (269)
  Increase in short-term debt  . . . . . . . . . . .       1,161         899
  Purchases of common stock  . . . . . . . . . . . .      (1,387)       (571)
  Cash dividends paid  . . . . . . . . . . . . . . .        (741)       (661)
  Stock option transactions  . . . . . . . . . . . .         276         215
  Other financing activities . . . . . . . . . . . .          28          87
Net cash used in financing activities. . . . . . . .        (862)       (300)
Net cash provided by discontinued operations . . . .         221         159
Effect of exchange-rate changes on cash and
 cash equivalents  . . . . . . . . . . . . . . . . .          (5)        (25)
Net increase in cash and cash equivalents  . . . . .       1,846          40
Cash and cash equivalents balance at beginning
 of period . . . . . . . . . . . . . . . . . . . . .         877       1,150
Cash and cash equivalents balance at end
 of period . . . . . . . . . . . . . . . . . . . . .      $2,723      $1,190

Supplemental Cash Flow Information
 Cash paid during the period for:
  Income taxes . . . . . . . . . . . . . . . . . . .      $  791      $  603
  Interest . . . . . . . . . . . . . . . . . . . . .         104         113

See accompanying Notes to Condensed Consolidated Financial Statements.



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

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of August 23, 1998 and August 24, 1997. The operating results for these subsidiaries are for the three and nine month periods ending on the same dates.

As discussed in Note 4, the Strato/Infusaid, Valleylab, Schneider, American Medical Systems and Howmedica businesses which comprise the Medical Technology Group are presented as discontinued operations.

Note 2:     Responsibility for Interim Financial Statements

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes in our latest Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Note 3:     New Accounting Pronouncements

Effective January 1, 1998, we adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income, which consists of all changes in equity from nonshareholder sources. Prior year financial statements have been conformed to the requirements of SFAS No. 130 (see Note 9).

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

Note 4:     Discontinued Operations

In February 1998, we announced that we were exploring strategic options for the Medical Technology Group (MTG). In the third quarter of 1998, a formal plan to dispose of the MTG segment was completed with our Board of Directors' approval to sell Howmedica. Accordingly, the operations of the MTG businesses, Valleylab, Schneider, American Medical Systems (AMS), Howmedica and Strato/Infusaid, have been reflected as discontinued operations in the accompanying condensed consolidated financial statements.

In January 1998, we completed the sale of Valleylab to U.S. Surgical Corporation for $425 million in cash. In September 1998, we completed the sales of Schneider to Boston Scientific Corporation for $2.1 billion in cash and AMS to E.M. Warburg, Pincus & Co., LLC for $130 million in cash.

In August 1998, we announced an agreement to sell Howmedica to Stryker Corporation for $1.9 billion in cash. Due to subsequent changes in the financial markets, we reduced the sale price for Howmedica from $1.9 billion to $1.65 billion in cash. The transaction, pending the usual regulatory approvals, is expected to close in the fourth quarter of 1998.

The net assets identified for disposition in the sales contracts of Valleylab, Schneider, AMS, Howmedica and Strato/Infusaid have been recorded as "Net assets of discontinued operations" and the net cash flows of these businesses have been reported as "Net cash provided by discontinued operations." Net assets of discontinued operations consist of the following:

(millions of dollars)                      Sept. 27,    Dec. 31,   Sept. 28,
                                               1998        1997        1997
Net current assets                             $300      $  413      $  373
Property, plant and equipment--net              223         383         362
Other net non-current assets and
 liabilities                                    291         622         622
Net assets of discontinued operations          $814      $1,418      $1,357


Income from discontinued operations was as follows:

(millions of dollars)           Three Months Ended      Nine Months Ended
                               Sept. 27,   Sept. 28,   Sept. 27,  Sept. 28,
                                   1998        1997        1998       1997

Net sales                        $  299        $347      $  922     $1,025

Pre-tax income                   $   34        $ 44      $  116     $  147
Provision for taxes on income        19          22          48         63
Income from operations of
 discontinued businesses--net
 of tax                              15          22          68         84

Pre-tax gain/(loss) on disposal
 of discontinued businesses       1,685         (11)      1,879        (11)
Provision/(benefit) for taxes
 on gain/(loss)                     818          (3)        874         (3)
Gain/(loss) on disposal of
 discontinued businesses--
 net of tax                         867          (8)      1,005         (8)
Income from discontinued
 operations                      $  882        $ 14      $1,073     $   76

Note 5:     Asset Impairment

As a result of significant changes in the marketplace and a revision of our strategies related to the Consumer Health Care business, the projected undiscounted cash flows of several of our Consumer Health Care business product lines were less than the carrying value of their related assets. In accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we adjusted the carrying value of the related long-lived assets, primarily goodwill, to their estimated fair value. The estimated fair value is the present value of the expected associated cash flows. This adjustment resulted in a non-cash impairment charge of $72 million for the three and nine months ended September 27, 1998. This charge affects the operating results of the Pharmaceutical segment.

Note 6:     Long-term Debt

During the third quarter of 1998, we repaid $195 million of our outstanding floating-rate unsecured notes with original maturities of 2001 through 2005. Short-term commercial paper was used to fund the repayment.

Note 7:     Derivative Financial Instruments

During the second quarter of 1998, we entered into cross-currency interest rate swaps as an additional method for hedging our net investments in Japan and also extended the term of the hedge through 2003. Specifically, we entered into an aggregate of $625 million notional amount of cross-currency interest rate swaps to hedge our net investment in Japan. The swaps commit us at maturity to sell Japanese yen for U.S. dollars, essentially a yen payable and a U.S. dollar receivable.

We will also make interim payments at a fixed rate of 1.1% on the Japanese yen payable and have interim receipts of a variable rate based on a commercial paper rate on the U.S. dollar receivable. These cross-currency interest rate swaps replaced $625 million of Japanese-yen debt which previously served as a hedge of our net investment in Japan and related interest rate swaps.

Cross-currency swaps are reported net in our balance sheet in "Other noncurrent liabilities." Changes in the foreign exchange translation of the Japanese yen payable are reported in "Accumulated other comprehensive expense". Interim receipts and payments under these currency swaps are allocated primarily to interest, with the remaining amount to foreign exchange in "Other deductions--net."

We also entered into Japanese yen interest rate swaps to adjust from floating to fixed rate $267 million of Japanese yen debt also serving as hedges of our net investment in Japan. They require:

- Interim payments at a fixed rate of 1.3% and 1.4% and

- Maturity in 2003

In connection with the sale of the Schneider Swiss subsidiary, we terminated Swiss franc interest rate swap contracts and ceased borrowing Swiss francs.

Note 8:     Stock Performance Awards

During the third quarter of 1998, we entered into a forward purchase contract for 1 million shares of our stock for $99 million to offset the potential impact on income of our liability under the Performance-Contingent Share Award Program. This contract matures within one year. At settlement date we will, at the option of the counterparty to the contract, either receive our own stock or settle the contract for cash.

We report this contract at fair value and it is included in "Prepaid expenses, taxes and other assets." Changes in the fair value of this contract are reported in "Other deductions--net."

Note 9:     Comprehensive Income

(millions of dollars)           Three Months Ended      Nine Months Ended
                               Sept. 27,   Sept. 28,   Sept. 27,  Sept. 28,
                                   1998        1997        1998       1997

Net income                       $1,397        $596      $2,717     $1,655
Other comprehensive expense*:
 Currency translation
  adjustment                        (96)       (100)       (161)      (254)
 Net unrealized gain/(loss)
  on investment securities          (12)         17         (24)        31
 Adjustments to minimum
  pension liability                  --          --          --          2
                                   (108)        (83)       (185)      (221)

Total comprehensive income       $1,289        $513      $2,532     $1,434

* Components of other comprehensive expense were reported separately in shareholders' equity prior to adoption of SFAS No. 130, "Reporting Comprehensive Income."



Changes in the currency translation adjustment included in "Accumulated other comprehensive expense" for the first nine months of 1998 and 1997 were:

             (millions of dollars)                  1998        1997
             Opening balance                       $ (79)      $ 174
             Translation adjustments and hedges     (161)       (254)
             Ending balance                        $(240)      $ (80)

Note 10:     Product Alliance

In the first quarter, we entered into a product arrangement with G.D. Searle & Co., the pharmaceutical division of Monsanto Company. Under the worldwide agreements, which exclude only Japan, we are working with Searle to codevelop and copromote Searle's Celebrex (celecoxib) which is initially being developed for the treatment of rheumatoid arthritis, osteoarthritis and pain. Payments to Searle of $140 million in the third quarter and $240 million in the first nine months were expensed and are included in "Other deductions--net" in the 1998 Condensed Consolidated Statements of Income.




                        INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of September 27, 1998 and September 28, 1997, and the related condensed consolidated statements of income for each of the three month and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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





New York, New York
November 10, 1998


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

RESULTS OF OPERATIONS

The results of the Medical Technology group (MTG) are presented in "Discontinued operations--net of tax" in the table below. Components of the Statement of Income follow:

(millions of dollars, except per share data)

                                              Third Quarter              Nine Months
                                                            %                          %
                                         1998     1997   Change*    1998     1997   Change*
Net sales                               $3,110   $2,652     17     $9,110   $7,830     16
Alliance revenue                           220       95    133        568      153    272
Total revenues                           3,330    2,747     21      9,678    7,983     21

Cost of sales                              474      423     12      1,401    1,245     12
  % of total revenues                     14.2     15.4              14.5     15.6

Selling, informational
 and administrative expenses             1,323    1,051     26      3,889    3,138     24
  % of total revenues                     39.7     38.2              40.2     39.3

R&D expenses                               550      447     23      1,581    1,265     25
  % of total revenues                     16.5     16.3              16.3     15.9

Other deductions--net                      281       47    500        519      161    222
  % of total revenues                      8.5      1.7               5.4      2.0

Income from continuing operations
 before taxes                           $  702   $  779    (10)    $2,288   $2,174      5
  % of total revenues                     21.1     28.4              23.6     27.2

Taxes on income                         $  186   $  194     (4)    $  641   $  587      9

Effective tax rate                        26.5%    24.8%             28.0%    27.0%

Income from continuing operations       $  515   $  582    (12)    $1,644   $1,579      4
  % of total revenues                     15.5     21.2              17.0     19.8

Discontinued operations--net of tax        882       14     M+      1,073       76     M+
  % of total revenues                     26.5       .5              11.1       .9

Net income                              $1,397   $  596    134     $2,717   $1,655     64
  % of total revenues                     42.0     21.7              28.1     20.7

Earnings per common share--Basic
  Income from continuing operations     $  .40   $  .47    (15)    $ 1.30   $ 1.26      3
  Income from discontinued operations      .70      .01     M+        .85      .06     M+
  Net income                            $ 1.10   $  .48    129     $ 2.15   $ 1.32     63

Earnings per common share--Diluted
  Income from continuing operations     $  .39   $  .45    (13)    $ 1.25   $ 1.21      3
  Income from discontinued operations      .67      .01     M+        .81      .06     M+
  Net income                            $ 1.06   $  .46    130     $ 2.06   $ 1.27     62

Cash dividends per common share         $  .19   $  .17     12     $  .57   $  .51    12

 * Percentages may reflect rounding adjustments.
M+ Change greater than one thousand percent.



TOTAL REVENUES

The components of the total revenue increase were as follows:

                                       % Change from 1997
                                 Third Quarter       Nine Months
            Volume                   24.6%               23.9%
            Price                      .5                 1.3
            Currency                 (3.9)               (4.0)

            Total revenue increase   21.2%               21.2%

Wider acceptance of our major pharmaceutical products and our copromotion products as well as the introductions of Trovan and Viagra contributed to the volume increases. Total revenues for the third quarter of 1998 by segment and the changes from last year were as follows:

                                   % of                  % of
                                   Total                 Total       %
(millions of dollars)   1998     Revenues**   1997*    Revenues    Change**
Pharmaceuticals
  U.S.                 $1,927      57.9      $1,418       51.6        36
  International         1,084      32.5       1,005       36.6         8
    Worldwide           3,011      90.4       2,423       88.2        24

Animal Health             319       9.6         324       11.8        (1)

Total                  $3,330     100.0      $2,747      100.0        21

* Certain 1997 data have been reclassified to agree to the 1998 presentation. **Percentages may reflect rounding adjustments.


Total revenues for the first nine months of 1998 by segment and the changes from last year were as follows:

                                   % of                  % of
                                   Total                 Total       %
(millions of dollars)   1998     Revenues     1997*    Revenues    Change
Pharmaceuticals
  U.S.                 $5,547      57.3      $3,999       50.1        39
  International         3,202      33.1       3,051       38.2         5
    Worldwide           8,749      90.4       7,050       88.3        24

Animal Health             929       9.6         933       11.7         0

Total                  $9,678     100.0      $7,983      100.0        21

* Certain 1997 data have been reclassified to agree to the 1998 presentation.



The following is a discussion of total revenues by business segment:

Pharmaceuticals

Worldwide pharmaceutical revenues were as follows:

                        Third Quarter                     Nine Months
(millions of dollars)   1998    1997* % Change**  1998**   1997*  % Change**
Cardiovascular         $1,090  $  992      10     $3,043  $2,787       9
Infectious diseases       627     538      16      1,950   1,787       9
Central nervous system    512     405      26      1,405   1,142      23
Viagra                    141      --      --        551      --      --
Alliance revenue          220      95     133        568     153     272
Consumer health care      108     123     (12)       347     390     (11)
Other                     313     270      16        885     791      12
Total                  $3,011  $2,423      24     $8,749  $7,050      24

* Certain 1997 data have been reclassified to agree to the 1998 presentation. **May reflect rounding adjustments.

Sales of our eight major pharmaceutical products accounted for 73% of pharmaceutical revenues and 66% of total company revenues in the third quarter of 1998. Individual product sales in the third quarter of 1998 and a brief discussion of each follow:

                                                      % Change from 1997
                                                           Excluding Effects
Product       Category              (millions)   Actual   of Foreign Exchange
Norvasc       Cardiovascular            $671       17              22
Procardia XL  Cardiovascular	             191      (14)            (14)
Cardura       Cardiovascular             174        9              14
Zithromax     Infectious Diseases        193       46              48
Diflucan      Infectious Diseases        228        4               9
Viagra        Impotence                  141       --              --
Zoloft        Central Nervous System     489       24              25
Zyrtec        Allergy                    120       65              65

- Norvasc continues to benefit from the increased acceptance by the worldwide medical community.

- Sales of Procardia XL have declined due in part to the increased emphasis on and medical acceptance of Norvasc.

- Cardura's sales continue to grow as alpha blockers are recognized as an effective therapy for the treatment of hypertension and enlarged prostate. Cardura XL, a dosage form that uses the GITS delivery system, was launched in Germany in March for hypertension. In August, it was launched in Norway for hypertension and enlarged prostate.

- Growth in sales of Zithromax resulted from increasing physician recognition of the product's efficacy, convenient dosage and favorable side-effect profile. Changes in wholesaler stocking patterns this year relative to the prior year also contributed to the third quarter 1998 sales growth.

- Sales growth of Diflucan reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections, particularly in patients with compromised immune systems.



- Viagra, the first effective oral treatment for erectile dysfunction, was introduced in April with sales reaching $551 million year to date. Viagra sales in the third quarter were less than those in the second quarter due to wholesaler stocking in the U.S. in the second quarter and an expected reduction in prescription levels in the third quarter. Viagra has been launched in 27 countries, many of them quite recently.

- Zoloft continues to benefit from introductions in international markets, new indications and increased field-force support.

- Zyrtec was approved by the FDA for a new use in the second quarter as the first once-daily prescription antihistamine for the treatment of seasonal and perennial allergic rhinitis and hives in children age 2 to 5.

We started shipping Trovan, a broad spectrum quinolone antibiotic, to customers in the U.S. in January 1998. Trovan sales were $41 and $105 million in the third quarter and first nine months of 1998. Trovan received European approval in July.

"Alliance revenue" reflects copromotion contractual revenues we earned from sales of Lipitor and Aricept.

Product launches of Lipitor, the cholesterol-lowering medication, have taken place in most major world markets, including the U.S., the United Kingdom, Germany, Italy, Canada, Spain, Australia and Brazil and generated strong revenue in the third quarter. Worldwide sales of Lipitor are primarily recorded by the Parke-Davis Research Division of Warner-Lambert Company, the company that discovered the compound.

Aricept is now available in the U.S., the United Kingdom, Canada, Germany, Italy, Spain, France, Australia and other major markets. Total worldwide third party trade sales of Aricept totaled $106 million in the third quarter and $263 million in the first nine months of 1998. These sales are primarily recorded by Eisai Co., Ltd., the company that discovered the compound. Aricept accounts for about 97% of all Alzheimer's disease prescription drug sales in the U.S. and has increased the number of new prescriptions in this category more than fivefold.


Animal Health

Animal Health sales for the third quarter decreased 1%. Overall performance was negatively affected by a poor Asian economy, a weak livestock market in the U.S. and unfavorable climate conditions in Australia. Excluding the impact of foreign exchange, sales increased 2%. Sales of Dectomax grew 30% over last year, reaching $38 million in the quarter.

Rimadyl, a non-steroidal anti-inflammatory medicine for osteoarthritis in dogs, and RespiSure, a vaccine for respiratory infections in swine, continued to perform very well.



Revenues by Geographic Area

Total revenues in the U.S. increased largely due to 1) the introduction of Viagra; 2) sales growth of our other pharmaceutical products, particularly Norvasc, Zyrtec, Zithromax and Zoloft and 3) alliance revenue. Total revenues by geographic area were as follows:

      (millions of dollars)

                    Third Quarter
                % of                 % of
                Total                Total
       1998    Revenues     1997*   Revenues                        % Change
      $2,082     62.5      $1,565     57.0     United States           33

         212      6.4         233      8.5     Japan                   (9)

       1,036     31.1         949     34.5     All Other                9

      $3,330    100.0      $2,747    100.0     Consolidated            21


     (millions of dollars)

                      Nine Months
                % of                % of
                Total               Total
       1998    Revenues     1997*  Revenues                         % Change
      $5,949     61.5      $4,371     54.8     United States           36

         686      7.1         703      8.8     Japan                   (2)

       3,043     31.4       2,909     36.4     All Other                5

      $9,678    100.0      $7,983    100.0     Consolidated            21

* Certain 1997 data have been reclassified to agree to the 1998 presentation.

Exchange rates affect the revenues we record in foreign markets. The U.S. dollar's strength against foreign currencies decreases total revenues when translated into their U.S. dollar equivalent. For example, international pharmaceutical revenues increased 17% in the third quarter excluding the impact of foreign exchange as compared with 8% reported. The currency impact was most pronounced in Japan, Germany, France and Italy as the value of the U.S. dollar strengthened relative to the prior year.

In the third quarter, the Japanese yen has weakened year-over-year versus the U.S. dollar, and declines in the values of various Southeast Asian currencies relative to the dollar added to this adverse impact. The Asian countries most impacted by recent economic events--Korea, Indonesia, Thailand, Malaysia, the Philippines and Taiwan--combine to account for approximately 1% of total company revenues.



COSTS AND EXPENSES

Cost of Sales

Cost of sales for both the third quarter and first nine months of 1998, as a percentage of net sales, was 15% as opposed to 16% for both 1997 periods.
This percentage decrease was mainly due to favorable business and product mix.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 26% in the third quarter over the prior year period. Support for previously introduced products and launches of new products contributed to the increase.

Because of the success of our portfolio of in-line and newly-launched products and the commercial potential of our pipeline of new-product candidates, we have decided to continue an expansion that has already increased the size of our worldwide pharmaceutical sales force by about 50% in the past four years. In the third quarter, we began a further expansion of our U.S. sales force by about 1,100 people. International sales forces are also being expanded to allow recently launched products as well as important late-stage candidates to reach their full potential.

Research and Development Expenses

Research and development expenses increased 23% in the third quarter over the prior year period. We expect total spending to be about $2.2 billion in 1998 (excluding the Medical Technology Group) to discover new chemical compounds and advance others in development which include:

- Tikosyn (dofetilide), for treatment of a heart rhythm disorder. U.S. and European regulatory filings for this product were submitted in the first quarter of 1998;

- Relpax (eletriptan), for treatment of migraine headaches. We filed with regulatory authorities in Europe in September and the U.S. FDA in October;

- Alond (zopolrestat), for treatment of nervous system, kidney and cardiovascular disorders related to diabetes;

- voriconazole and UK-292,663, for the treatment of fungal infections;

- darifenacin, for the treatment of irritable bowel syndrome and urinary urge incontinence;

- droloxifene and CP 336,156 for the prevention and treatment of osteoporosis and treatment of atherosclerosis;

- ezlopitant, for the treatment of emesis in cancer patients related to chemotherapy;

- Zeldox, for the treatment of erratic thought processes and social withdrawal symptoms of schizophrenia and in preventing symptom relapse and



- an inhalable form of insulin under development with Inhale Therapeutics; on November 4, 1998 we announced our worldwide agreement with Hoechst Marion Roussel AG to manufacture insulin and to codevelop and copromote inhaled insulin. Under the agreements, each of us will contribute expertise in the development and production of insulin products as well as selling and marketing resources.

Other Deductions--Net

The following components were included in "Other deductions--net" in the third quarter and first nine months of 1998 and 1997.

                          Third Quarter       %         Nine Months       %
(millions of dollars)     1998     1997    Change*    1998     1997    Change
Interest income          $(42)    $(40)      5       $(118)   $(111)      6
Interest expense           35       38      (8)         96      113     (15)
Adjustments to
 intangible asset values   72       --      --          72       --      --
Brand-name prescription
 drug antitrust
 litigation settlement      4       --      --          57       --      --
Copromotion payments
 to Searle                140       --      --         240       --      --
Amortization of
 goodwill and other
 intangibles               12       12      --          36       37      (3)
Foreign exchange           10       11      (9)          9       29     (69)
Other, net                 50       26      92         127       93      37
Other deductions--net    $281     $ 47     500        $519     $161     222

*Percentages may reflect rounding adjustments.

TAXES ON INCOME

Our 1998 effective tax rates are higher than 1997 mainly due to the greater portion of our taxable income being derived from the U.S. The 1998 tax rate for the gain on disposal of discontinued businesses was 46.5%. Various transactions which occurred in connection with the divestitures were in higher tax markets, resulting in a higher tax rate on the gain than the 1998 effective tax rate of 28% for continuing operations.

DISCONTINUED OPERATIONS

During 1998, we sold or reached agreement to sell all of our remaining MTG businesses, Valleylab, Schneider, American Medical Systems (AMS) and Howmedica. In January 1998, we completed the sale of Valleylab to U.S. Surgical Corporation for $425 million in cash. In September we completed the sale of Schneider to Boston Scientific Corporation for $2.1 billion in cash and the sale of AMS to E.M. Warburg, Pincus & Co., LLC, for $130 million in cash. Net income of these businesses up to the date of their divestiture, and gains on their divestiture, are reflected in "Income from discontinued operations--net of tax" in our income statement. In August, we reached an agreement to sell Howmedica to Stryker Corporation for $1.9 billion in cash. Due to subsequent changes in the financial markets, we reduced the sale price for Howmedica from $1.9 billion to $1.65 billion in cash.
The divestiture of Howmedica is expected to be completed in the fourth quarter and therefore no amount has been reflected in "Income from discontinued operations--net of tax" for the expected gain on disposal of Howmedica. Third quarter and year-to-date income from Howmedica is reflected in "Income from discontinued operations--net of tax."



NET INCOME

Net income for the third quarter of 1998 increased 134% from the third quarter of 1997. Diluted earnings per share were $1.06 and increased by 130% over the 1997 third quarter. These amounts include gains from the divestiture of the Schneider and AMS businesses and charges from certain unusual and non-recurring items. If the income from discontinued operations and the unusual and non-recurring items were excluded, the following would have been the net income and diluted earnings per share:

                                                             Third Quarter
                                                           1998         1997
Net income as reported                                    $1,397        $596
 Excluding effects of:
  Income from discontinued operations--net of tax           (882)        (14)
  Certain unusual and non-recurring items--net of tax*       152          (3)

Net income from continuing operations excluding
discontinued operations and unusual and
non-recurring items                                       $  667        $579

Diluted earnings per share on the same basis              $  .51        $.45

*Consists of payments to G.D. Searle & Co. for Celebrex (celocoxib), legal settlements involving the brand-name prescription drug antitrust litigation, adjustments to intangible asset values associated with prior acquisitions and other miscellaneous charges.

OUTLOOK

In the past, we noted that we were comfortable with the range of the majority of analysts' diluted earnings per share estimates of $2.05 to $2.10 for the year, excluding the impact of acquisitions, divestitures, licensing fees, legal settlements and other special items. However, with the divestiture of the MTG businesses whose earnings from operations had previously been included in our diluted earnings per share estimates at $.10, a range of $1.95 to $2.00 per diluted earnings per share is now indicated for the full year for continuing operations excluding the impact of the same items noted above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The net financial assets/(debt) position was as follows:

                                        Sept. 27,     Dec. 31,   Sept. 28,
(millions of dollars)                       1998         1997        1997
      Financial assets*                   $5,520       $3,033      $3,352
      Short-term borrowings and
        long-term debt                     3,878        2,976       3,550

      Net financial assets/(debt)         $1,642       $   57      $ (198)

* Consists of cash and cash equivalents, short-term investments and loans and long-term loans and investments.

Net financial assets at September 27, 1998 reflect the receipt of cash proceeds from the sales of Valleylab, Schneider and AMS. To fund investing and financing activities, commercial paper and short-term borrowings are used to supplement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.
Selected measures of our financial strength are as follows:

                                               Sept. 27,  Dec. 31,   Sept. 28,
                                                   1998       1997       1997
      Working capital (millions of dollars)    $  2,615   $  2,430   $  2,443


      Current ratio                              1.36:1     1.48:1     1.44:1

      Debt to total capitalization
        (percentage)*                               31%        27%        32%

      Shareholders' equity per
        common share**                         $   6.87    $  6.30   $   5.90

* Represents total short-term borrowings and long-term debt divided by the sum of total short-term borrowings, long-term debt and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding which excludes treasury shares and those held by the employee benefit trusts.

The increase in working capital from December 31, 1997 to September 27, 1998 includes the receipt of cash net of related tax liabilities from the MTG divestitures and higher receivable and inventory levels related to new products. At September 27, 1998, working capital also reflects an increase in compensation accruals and accrued product alliance payments; the disposition of net assets related to the divestitures of Valleylab, Schneider and AMS and an increase in short-term borrowings.

Net Cash Provided by Operating Activities

During the first nine months of 1998, operating activities provided net cash of $1,313 million, an increase of $357 million from the 1997 period. This increase is primarily due to higher compensation accruals and accrued product alliance payments.

Net Cash Provided by/Used in Investing Activities

In the first nine months of 1998, investing activities provided net cash of $1,179 million, an increase of $1,929 million from the 1997 period. This change was primarily attributable to proceeds from the sale of the MTG businesses. Also, we purchased an additional long-term investment of $495 million.

Net Cash Used in/Provided by Financing Activities

In the first nine months of 1998, net cash used in financing activities was $862 million. We received more cash from net borrowings, repurchased more common stock at a higher average price and paid higher cash dividends in the first nine months of 1998. During the first nine months of 1998, we repurchased approximately 14.3 million shares of common stock on the open market at an average price of about $97 per share. Dividends paid increased due to the increase in the dividend rate approved earlier this year.
In September 1996, Pfizer's board authorized the repurchase of up to $2 billion of the company's common stock over 18-24 months. Between September 1996 and the end of September 1998, Pfizer purchased 26.4 million shares at a cost of about $2 billion, thereby completing this share-purchase program. On


September 24, 1998, the Board of Directors approved a new share-purchase program with authorization to purchase up to $5 billion of the company's stock during the next two years.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. We developed a Compliance Assurance Process to address the Year 2000 issue in four phases: Inventory, Assessment and Planning, Implementation and Certification. No significant information technology projects have been deferred as a result of our efforts on Year 2000.

The Inventory phase included preliminary problem determination, an inventory of IT and non-IT hardware and software and an inventory of our key business systems and material vendors and business processes. Such systems relate to our research and development, production, distribution, financial, administrative and communication operations. This phase will be completed by the end of 1998. We have asked our critical vendors, major customers, service suppliers, communication providers, product alliance partners and banks to verify their Year 2000 readiness and are currently evaluating their responses. We expect to complete this evaluation by December 31,1998.

During our Assessment and Planning phase each inventoried item is assessed to evaluate its risk, to decide whether to remediate or replace, to identify its priority and to develop a plan for the system. Systems are prioritized based on their criticality to the business, risk of failure, time horizon to failure and dependency on other critical items. This phase is expected to be completed by December 31, 1998.

The plans developed during the Assessment and Planning phase are being executed in the Implementation phase. Remediation and replacement of non-Year 2000 compliant systems is in process and we expect our critical systems to be replaced or remediated by March 31, 1999. The remaining systems, including embedded systems will be modified by March 31, 1999. While our Implementation efforts are approximately 50% complete, this phase will overlap with the Certification phase.

During the Certification phase, we will be testing and certifying the results of our remediation efforts. Testing begins as systems are remediated and will continue throughout 1999. Testing attempts to verify that all systems function correctly and it extends to all interfaces with key business partners. We expect to substantially complete testing of critical systems by March 31, 1999 and the remaining systems and testing of key third party systems by the second quarter 1999.

Because the Company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial conditions or cash flows. If our systems or those of key third parties are not fully Year 2000 functional, we estimate that a two-week disruption in operations could occur. Such a disruption could result in delays in the distribution of finished goods or receipt of raw materials, errors in customer-order taking, disruption of clinical activities or delays in product development. These consequences could have a material adverse impact on our results of operations, financial condition and cash flows if we are unable to conduct our business in the ordinary course. We believe that our efforts including the development of a contingency plan will significantly reduce the adverse impact that any such disruption in business might have.

As part of the contingency plan being developed, Business Continuity Plans (the Plans) will address critical areas of our business. Plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999 and operate independent of our external providers' Year 2000 compliance. The Plans will likely provide for assuring adequate inventory to meet customer needs, protecting the integrity of ongoing activities, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. We expect to complete the preliminary Plans by the end of the first quarter 1999 and the final Plans by the end of the second quarter 1999.

We estimate that the total cost to identify and fix Year 2000 problems is approximately $100 million of which $23 million has been incurred to date. Costs for the remainder of 1998 and 1999 are estimated to be approximately $77 million which reflect changes in estimates and the inclusion of accelerated replacement costs as a result of a clarification in disclosure guidelines of the Securities and Exchange Commission. These costs are expensed as incurred, except for capitalizable hardware of $12 million and are being funded through operating cash flows. Such costs do not include normal system upgrades and replacements nor the cost of our internal resources dedicated to this project which we do not track separately.

Both our cost estimates and completion timeframes will be influenced by our ability to successfully identify Year 2000 problems, the nature and amount of programming required to fix the programs, the availability and cost of personnel trained in this area and the Year 2000 compliance success that key third parties attain. While these and other unforeseen factors could have a material adverse impact on our results of operations or financial condition, we believe that our on-going, pro-active efforts to address the Year 2000 problems will minimize the possible negative consequences to the company.

NEW EUROPEAN CURRENCY

A new European currency (Euro) is planned for introduction in January 1999 to replace the separate currency of eleven individual countries. This will entail changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications will be necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. A three-year transition period is expected during which transactions can be made in the old currencies. This may require dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of our business will occur. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, any such impact is not known at this time.



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

	On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling order has been entered. Discovery has been extended until March 1, 1999. On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998 the Company received notice of the filing of an ANDA by Biovail Laboratory of a 30 mg dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998 Bayer and Pfizer filed a patent infringement action against Biovail, relating to their 60 mg nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998 Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24 Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998 moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative to stay the action pending the outcome of the infringement actions in Puerto Rico. On April 2, 1998 the Company received notice from Lek U.S.A Inc. of its filing of an ANDA for a 60 mg formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998 Bayer and Pfizer commenced suit against Lek for infringement of Bayer's U.S. Patent No. 5,264,446, as well as for infringement of a second Bayer patent, No. 4,412,986 relating to combinations of nifedipine with certain polymeric materials.

Pfizer filed suit on July 8, 1997, against the FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended release mechanism. Pfizer's suit alleges that extended release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. On March 31, 1998 the U.S. District Judge granted the government's motion for summary judgment against the Company. Pfizer has appealed that decision to the D.C. Court of Appeals and arguments in the case are scheduled for February 1999.

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

At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. As of September 26, 1998, there were 52,284 personal injury claims pending against Quigley (excluding those which are inactive or have been settled in principle), 27,569 such claims against the Company, and 68 talc cases against the Company.

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

The Company has been named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs) (the "Federal Class Action"), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which have been transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the
Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. On August 15, 1997, the Court of Appeals (1) reversed the denial of summary judgment for the manufacturers excluding purchases by other than direct purchasers; (2)reversed the grant of summary judgment dismissing the wholesalers; and (3) took action regarding Alabama state cases, and DuPont Merck. Trial began in September 1998 for the class case against the non-settlers, and the District Court also permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases.

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

Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems were filed and ultimately dismissed or discontinued. Thereafter, between late 1996 and early 1998, approximately 700 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. The Company believes that most if not all of these cases are without merit.

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

Item 6:     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1)  Exhibit 10   - Stock and Asset Purchase Agreement between
                               Pfizer Inc. and Stryker Corporation dated as of August 13, 1998
            2)  Exhibit 15   - Accountants' Acknowledgment
            3)  Exhibit 27   - Financial Data Schedule
            4)  Exhibit 27.1 - Financial Data Schedule restated for
                               period ended September 28, 1997

      (b)   Reports on Form 8-K

During the third quarter, reports on Form 8-K were filed on August 18, 1998 concerning the agreement to sell Howmedica to Stryker Corporation and on September 23, 1998 to report that the sale of Schneider to Boston Scientific Corporation had closed on September 10, 1998.




                          PFIZER INC. AND SUBSIDIARY COMPANIES


                                         SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.






                                            Pfizer Inc.
                                          (Registrant)





Date:  November 10, 1998
                                    /s/H. V. Ryan
                              H. V. Ryan, Vice President; Controller
                              (Principal Accounting Officer and
                              Duly Authorized Officer)


                                                             Exhibit 15
                      ACCOUNTANTS' ACKNOWLEDGMENT


To the Shareholders and Board of Directors of Pfizer Inc.:

     We hereby acknowledge the incorporation by reference of our report dated November 10, 1998, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended September 27, 1998, in the following Registration
Statements:

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


New York, New York
November 10, 1998