Form 10-K
period 1998-12-31
PFIZER INC
filed 1999-03-26
CIK 78003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10 - K

  ----------------------------------------------------------------------------

        (MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NUMBER 1-3619

                                   PFIZER INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-5315170
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
             235 East 42nd Street
              New York, New York                                10017-5755
  (Address of principal executive offices)                      (Zip Code)

                                 (212) 573-2323

               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

--------------------------------------------------------------------------------
      TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE
                                                   ON WHICH REGISTERED
--------------------------------------------------------------------------------
  Common Stock, $.05 par value                   New York Stock Exchange
Preferred Stock Purchase Rights                  New York Stock Exchange
================================================================================
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                            -----------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of February 26, 1999 was approximately $165.8 billion.

         The number of shares outstanding (voting) of each of the registrant's classes of common stock as of February 26, 1999 was 1,293,175,162 shares of common stock, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders Parts I, II and IV

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders Parts I, III, and IV

================================================================================



                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I............................................................................................................1

ITEM 1.  BUSINESS.................................................................................................1
   General........................................................................................................1
   Recent Development.............................................................................................1
   Business Segments..............................................................................................1

      Pharmaceutical Segment......................................................................................1
      Animal Health Segment.......................................................................................3

   Research and Product Development...............................................................................4
   International Operations.......................................................................................5
   Marketing......................................................................................................5
   Patents and Intellectual Property Rights.......................................................................6
   Competition....................................................................................................7
   Raw Materials.................................................................................................10
   Government Regulation and Price Constraints...................................................................10
   Environmental Law Compliance..................................................................................11
   Year 2000 Computer Systems Compliance.........................................................................11
   Corporate/Financial Subsidiaries..............................................................................13
   Tax Matters...................................................................................................13
   Employees.....................................................................................................13
   Cautionary Factors That May Affect Future Results.............................................................13

ITEM 2.  PROPERTIES..............................................................................................17
ITEM 3.  LEGAL PROCEEDINGS.......................................................................................19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE.........................................................................25
         EXECUTIVE OFFICERS OF THE COMPANY.......................................................................26

PART II..........................................................................................................29

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................29
ITEM 6.  SELECTED FINANCIAL DATA.................................................................................29
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................30
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................30
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................30
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................30

PART III.........................................................................................................30

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY........................................................30
ITEM 11.  EXECUTIVE COMPENSATION.................................................................................30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................30

PART IV..........................................................................................................31

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K.......................................31
   14(a)(1)  Financial Statements................................................................................31
   14(a)(2)  Financial Statement Schedules.......................................................................31
   14(a)(3)  Exhibits............................................................................................31



                                     PART I

ITEM 1. BUSINESS

GENERAL

     Pfizer Inc. (the COMPANY, which may be referred to as WE, US, or OUR) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market innovative medicines for humans and animals.

     Our home page on the Internet is at www.pfizer.com. You can learn about us by visiting that site.

RECENT DEVELOPMENT

     In 1998, we exited the medical device business with the sale of our remaining Medical Technology Group businesses:

o        Valleylab to U.S. Surgical Corporation
o        Schneider to Boston Scientific Corporation
o        American Medical Systems to E.M. Warburg, Pincus & Co., LLC
o        Howmedica to Stryker Corporation

         Refer to Note 2 to our financial statements, DISCONTINUED OPERATIONS, on page 45 in our 1998 Annual Report, which is incorporated by reference.

     NOTE THAT THROUGHOUT THIS 10-K REPORT, WE "INCORPORATE BY REFERENCE" CERTAIN INFORMATION IN PARTS OF OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC). THE SEC ALLOWS US TO DISCLOSE IMPORTANT INFORMATION BY REFERRING TO IT IN THAT MANNER. PLEASE REFER TO SUCH INFORMATION.

BUSINESS SEGMENTS

     We operate in two business segments:

o PHARMACEUTICAL, which includes prescription pharmaceuticals for treating cardiovascular diseases, infectious diseases, central nervous system disorders, diabetes, erectile dysfunction, allergies, arthritis and other disorders, as well as non-prescription self-medications, and;

o ANIMAL HEALTH, which includes antiparasitic, anti-infective and anti-inflammatory medicines, and vaccines for livestock, poultry and companion animals.

     These businesses derive synergies in certain research and regulatory matters, but each requires different marketing and distribution strategies. Comparative segment revenues, profits and related financial information for 1998, 1997 and 1996 are given in the table entitled SEGMENT INFORMATION on page 60 of our 1998 Annual Report. A table captioned PERCENTAGE CHANGE IN TOTAL REVENUES and a graph captioned TOTAL REVENUES BY BUSINESS SEGMENT on pages 28 and 29 of the Annual Report give segment information over the past three years. The information from those sections of the Annual Report is considered to be incorporated in this 1998 10-K report.

     Our businesses are heavily regulated in most of the countries where we operate. In the U.S., the main regulatory authority we deal with is the Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. Similar government authorities act in most other countries, and in many cases also regulate our prices. See GOVERNMENT REGULATION AND PRICE CONSTRAINTS, below.

PHARMACEUTICAL SEGMENT

     Our Pharmaceutical segment is comprised of the Pfizer Pharmaceuticals Group and the Consumer Health Care Group.

PFIZER PHARMACEUTICALS GROUP

     In 1997, we combined our U.S. and international pharmaceutical operations into a consolidated Pfizer Pharmaceuticals Group.

     Most of our pharmaceutical sales come from products in three major therapeutic classes: cardiovascular diseases, infectious diseases and central nervous system disorders. We also have products for treatment of diabetes, erectile dysfunction, allergies and arthritis. In 1998, prescription pharmaceuticals contributed 87% of our revenues, as compared to 84% in 1997 and 83% in 1996. 1998 sales of our major pharmaceutical products - NORVASC, PROCARDIA XL, CARDURA, ZITHROMAX, DIFLUCAN, TROVAN, ZOLOFT, VIAGRA, GLUCOTROL XL and ZYRTEC - comprised 69% of our revenues. A table captioned NET SALES - MAJOR PHARMACEUTICAL PRODUCTS on page 29 of the Annual Report is incorporated by reference.

     Cardiovascular disease products that treat problems affecting the heart and the blood circulatory system are our largest therapeutic product line, accounting for roughly 31% of our revenues. NORVASC, our largest-selling product, is a once-a-day medication for hypertension (high blood pressure) and angina (heart pain). It belongs to the class of drugs known as CALCIUM CHANNEL BLOCKERS. It is the largest-selling high blood pressure medicine in the world. Our other cardiovascular products include PROCARDIA XL, also a once-a-day calcium channel blocker for hypertension and angina, and CARDURA, which is in the ALPHA BLOCKER class of medications, and is used to treat hypertension and benign prostatic hyperplasia (enlarged prostate gland). Sales of PROCARDIA XL continued to decrease during 1998, in part due to the medical community's increased emphasis on NORVASC.

     We participated in the 1997 launch of LIPITOR, for treatment of high lipids (cholesterol and triglycerides) in the bloodstream, under copromotion and license arrangements with the Parke-Davis Division of Warner-Lambert Company, which discovered the drug. Following its introduction, LIPITOR surpassed several established competitors and, at the end of 1998, is the most-prescribed medicine in its category in the U.S. At the end of 1998, LIPITOR was being sold in most major world markets.

     In the infectious disease medicine category, our major products are ZITHROMAX, DIFLUCAN and TROVAN. ZITHROMAX is an oral or injectable antibiotic in the chemical class known as AZALIDES. In 1998, it was the most prescribed brand-name oral antibiotic in the U.S in both the adult oral solid and the pediatric liquid suspension categories. Sales of ZITHROMAX increased in 1998 in part due to the increasing recognition by physicians of the product's effectiveness in treating a broad array of infections. DIFLUCAN is used to treat various fungal infections, including vaginal infections and certain infections that afflict AIDS and cancer patients with weakened immune systems. In 1998 we launched TROVAN, a once-daily oral dose antibiotic also available in intravenous form. It belongs to the class of chemical compounds known as QUINOLONES, and treats a broad range of infections. TROVAN's profile complements that of ZITHROMAX.

     For treatment of central nervous system disorders, we offer ZOLOFT and participate in the promotion of ARICEPT. ZOLOFT is used for treatment of depression, obsessive-compulsive disorder and panic disorder. It is our second-largest selling product. Sales grew in 1998 in part from recent approvals for its use to treat obsessive-compulsive disorder and panic disorder as well as from increased field-force support. We participated in the 1997 launch of ARICEPT for treatment of mild-to-moderate Alzheimer's disease. ARICEPT substantially expanded the prior market for pharmaceutical treatment of that disease. The drug was discovered and developed by Eisai Co., Ltd., a Japanese company, which contracted with us to license and copromote the product. It is now sold in the U.S., Canada, the U.K. and several other countries. ARICEPT accounts for 97.1% of all Alzheimer's disease prescription drug sales in the U.S. and has increased the number of new prescriptions in this category more than fivefold.

     In 1998, we introduced VIAGRA, our oral medication for the treatment of erectile dysfunction. Since its introduction in the U.S. in April, more than 200,000 doctors have written over 7 million prescriptions for 50 million tablets for more than 3 million patients. At the end of 1998, VIAGRA was being sold in 40 countries including the U.S. and the European Union.

     Our other major pharmaceutical products include GLUCOTROL XL, for the treatment of diabetes, and ZYRTEC, which is used for the treatment of allergies and related problems. ZYRTEC is licensed to us by the Belgian company, UCB S.A., for sales in the U.S. and Canada. We copromote ZYRTEC in the U.S. with a subsidiary of UCB S.A.

     In December 1998, the FDA approved CELEBREX for the relief of symptoms of adult rheumatoid arthritis and osteoarthritis. We will copromote CELEBREX with G.D. Searle & Co. (Searle), a division of Monsanto Company, the discoverer and developer of CELEBREX, in all world markets except Japan. In February 1999, we launched CELEBREX with Searle in the U.S.

     Prospective new products under development are discussed in the section below entitled RESEARCH AND PRODUCT DEVELOPMENT.

CONSUMER HEALTH CARE GROUP

     Our Consumer Health Care Group products include non-prescription over-the-counter (OTC) medications, therapeutic skin care products and personal care products. Among our better-known brands in the U.S. are:

o VISINE eyedrops
o BENGAY topical analgesics
o CORTIZONE hydrocortisone skin cream
o RID anti-lice products
o UNISOM sleep aids
o DESITIN ointments
o BAIN DE SOLEIL sun care products
o PLAX pre-brushing dental rinse
o BARBASOL shave creams and gels

Several product-line extensions building on these brands have been introduced in recent years. Other products are sold only in selected international markets. Sales of the Consumer Health Care Group accounted for 3%, 4% and 5% of our total revenues in 1998, 1997 and 1996.

     Our Consumer Health Care Group can expand sales of some of our prescription medications by converting them to OTC medications. For example, an OTC formulation of DIFLUCAN, known as DIFLUCAN ONE, is sold in the U.K. as a treatment for vaginal candidiasis. Similarly, ZYRTEC is sold as an OTC product in Canada under the brand name REACTINE. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products.

ANIMAL HEALTH SEGMENT

     Our Animal Health Group discovers, develops, manufactures and sells products for the prevention and treatment of diseases in livestock, poultry and companion animals. We are a significant manufacturer of antibiotics, antiparasitics, anti-inflammatories, vaccines and related products for livestock and companion animals. Animal Health sales accounted for approximately 10% of our total revenues in 1998 and 12% of our total revenues in both 1997 and 1996.

     Our leading Animal Health product in 1998 was DECTOMAX, a treatment for internal and external parasites, primarily in cattle. While there is substantial generic competition, sales of DECTOMAX increased due to the growth of the injectable formulation, and the introduction of the pour-on formulation in some international markets. It provides longer protection against a broader spectrum of parasites than many other products. RIMADYL, a non-steroidal anti-inflammatory for treatment of osteoarthritis in dogs, is one of the top-selling animal health care products in the U.S. In 1998, we launched ANIPRYL in the U.S. as a treatment for dogs suffering from Cushing's disease, an endocrine disorder. It has also recently been approved and launched in the U.S. and Canada for treatment of canine cognitive dysfunction syndrome.

     The other principal products of our Animal Health Group are TERRAMYCIN LA-200, an injectable version of the Terramycin broad-spectrum antibiotic used for various animal diseases; our BANMINTH, NEMEX, VALBAZEN and PARATECT products to treat internal parasites; COXISTAC and AVIAX anticoccidials to treat parasitic infection in poultry; and MECADOX, an antibacterial for pigs. We also manufacture and sell an extensive line of cattle, swine and companion animal vaccines including BOVISHIELD, RESPISURE, LEUKOCELL and VANGUARD.

     In December 1998, the Council of European Agricultural Ministers voted to ban the use of our antibiotic feed additive, STAFAC (virginiamycin), throughout the European Union. The ban becomes effective at the end of June, 1999. We are seeking a reversal of this decision through legal action. We do not expect any ban on sales of STAFAC to have a material effect on future results of the Company's operations.

RESEARCH AND PRODUCT DEVELOPMENT

     Innovation by our research and development operations is very important to the success of our businesses. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent approximately $2.3 billion in 1998, $1.8 billion in 1997 and $1.6 billion in 1996 on Company-sponsored research and development.

     We are planning for future growth of our research operations. Current construction at our three major research centers will add approximately one million square feet of laboratory space. Other research facilities are also being added or expanded.

     We conduct research internally, and also through contracts with third parties, through collaborations with universities and biotechnology companies, and in cooperation with other pharmaceutical firms. We also seek out innovative technologies developed by third parties to acquire or incorporate into our product lines through licensing or other arrangements.

     Drug development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than ten years. Candidates can fail at any stage of the process, and even late-stage product candidates could fail to receive regulatory approval.

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

     We feel that our investments in research have been rewarded by the number of pharmaceutical compounds and new therapies we have in all stages of development. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early evaluation drug development stages. While each new candidate is far from regulatory approval, new drug candidates are the foundation for future products. A table and discussion of supplemental filings for existing products and drug candidates in development is set out under the heading PRODUCT DEVELOPMENTS on page 30 of our 1998 Annual Report. That table and discussion are incorporated by reference.

     Our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In 1998, for example, the FDA approved the additional use of ZYRTEC for the treatment of allergies in children two to five years of age.

     Our competitors also devote substantial sums and resources to research and development. In addition, the consolidation that has occurred in our industry has created additional companies with substantial research and development resources. The competition fostered by the fruits of this research could result in erosion of sales and unanticipated product obsolescence.

INTERNATIONAL OPERATIONS

     We have significant operations outside the United States. They are conducted both through our subsidiaries and through distributors, and involve the same business segments - pharmaceutical and animal health - as our U.S. operations.

     Japan is our second-largest single national market, with revenues of 7%. No other single country outside the U.S. had revenues approaching 10% of our total revenues.

     For a breakdown of revenues by major country areas, see the table GEOGRAPHIC DATA on page 60 of our 1998 Annual Report. That information is incorporated by reference.

     Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include:

o currency fluctuations
o capital and exchange control regulations
o expropriation and nationalization
o other restrictive government actions

Our international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products. See the section below GOVERNMENT REGULATION AND PRICE CONSTRAINTS for discussion of those matters.

     In 1998, currency movements relative to the U.S. dollar reduced our reported revenues in many countries. Depending on the direction of change relative to the U.S. dollar, foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. We cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us. We attempt to anticipate such changes, however, and try to mitigate their effects. See Note 5-D to our financial statements, DERIVATIVE FINANCIAL INSTRUMENTS, on pages 47 to 48 in our Annual Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same
Note is also incorporated by reference.

MARKETING

     In our global pharmaceuticals business, we promote our products to health care providers such as doctors, nurse practitioners and hospitals, Pharmacy Benefit Managers and Managed Care Organizations (MCOs). We also market directly to consumers in the United States through direct-to-consumer print and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research.

     Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products. We increased our sales force over the past several years so that our recently introduced products and late-stage candidates will reach their full potential. Our U.S. pharmaceutical sales representatives total approximately 5,400. This number reflects the creation of a new primary-care sales force, and a specialty sales force dedicated largely to rheumatology, as well as the expansion of other specialty sales forces in the U.S. Overseas operations employ about 12,300 sales representatives.

     Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, including hospitals, clinics, government agencies and pharmacies.

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

     Marketing of prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more particular medical problems. A manufacturer may choose, however, to undertake additional studies to demonstrate additional advantages of a compound, including comparative clinical trials with competitive products.

     Those studies can be costly, the results are uncertain, and they can take years to complete. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved claims and marketing strategies.

     Our Consumer Health Care Group uses its own representatives to promote its products. We use substantial print and television consumer advertising for our consumer health care products. Those products are sold through various retailers.

     Separate sales organizations also are used by our Animal Health business to promote its products. Its advertising and promotion are generally targeted to health professionals, directly and through medical journals. Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors, retail outlets and directly to users, including feed manufacturers and animal producers. Where appropriate, these products are also marketed through print and television advertising.

     During 1998, pharmaceutical sales to our three largest pharmaceutical and consumer health care products wholesalers were:

o     McKesson Corporation - 14% of our total revenues;

o     Cardinal Health, Inc. - 12% of our total revenues; and

o     Bergen Brunswig Corporation - 10% of our total revenues.

     Those sales were concentrated in the Pharmaceutical segment. Apart from these instances, none of our business segments is dependent on any one or group of related customers.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

     Our products are sold around the world under brand-name trademarks we consider in the aggregate to be of material importance. Trademark protection continues in some countries as long as the mark is used; in other countries, as long as it is registered. Registrations generally are for fixed, but renewable, terms.

    We own or license a number of U.S. and foreign patents. These patents cover:

o     pharmaceutical products
o     pharmaceutical formulations
o     product manufacturing processes
o     intermediate chemical compounds used in manufacturing

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

     In the aggregate, our patent and related rights are of material importance to our businesses in the United States and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider significant in relation to our business as a whole are those for NORVASC, CARDURA, ZITHROMAX, ZOLOFT, DIFLUCAN, GLUCOTROL XL, VIAGRA, and TROVAN. Our basic U.S. patents relating to NORVASC, ZOLOFT, DIFLUCAN, GLUCOTROL XL, TROVAN and VIAGRA expire between 2004 and 2011. The U.S. patent on CARDURA expires in 2000.

     PROCARDIA XL employs a novel sustained-release drug-delivery system developed and patented by Alza Corporation. We hold an exclusive license to use this delivery system with the active ingredient in PROCARDIA XL. The patents on the system run until 2003. Other companies also offer sustained-release forms of that ingredient or have filed applications with the FDA seeking approval of such products. One such product that has been approved has not been rated by the FDA to be appropriate for substitution in place of PROCARDIA XL. Another product filed with the FDA for approval in 1997 uses a form of the active ingredient that we believe infringes our patents, and we have sued to prevent that improper use. Additional products were filed for FDA approval in 1998, and also appear to infringe our patents. (See the discussion of these matters in Item 3 below. Also see the discussion below about PROCARDIA XL sales in the section CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS.) It is not possible to predict the timing and impact on sales of PROCARDIA XL of competition from other products.

     ZITHROMAX is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in bulk crude form from Pliva. Pliva's U.S. patent on ZITHROMAX expires in 2005.

     We have other patent rights covering additional products that have smaller sales revenues. The U.S. patent for one such product, UNASYN, expires in 1999.

     We expect that the patents on some of our newest products and late-stage product candidates could become significant to our business as a whole in the future.

     The expiration of a product patent normally results in significant competition from generic products against the covered product and, particularly in the U.S., can result in a dramatic reduction in sales of the pioneering product. In some cases, however, we can continue to obtain commercial benefits from:

o    product manufacturing trade secrets
o patents on processes and intermediates for the economical manufacture of the active ingredients
o    patents for special formulations of the product or delivery mechanisms
o    conversion of the active ingredient to over-the-counter products

     The effect of product patent expiration also depends upon:

o    the nature of the market and the position of the product in it
o    the growth of the market
o    the complexities and economics of manufacture of the product
o    the requirements of generic drug laws

     One of the main limitations on our operations in some countries outside the U.S. is the lack of effective intellectual property protection of our products. Under international agreements in recent years, global protection of intellectual property rights is improving. Under the North American Free Trade Agreement, Mexico improved its patent law to provide patent protection to pharmaceutical products. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are doing this. We have experienced significant growth in our businesses in some of those nations and our continued business expansion in those countries depends to a large degree on further patent protection improvement.

COMPETITION

     Competition is intense in all of our businesses, and includes many large and small competitors.

     The principal means of competition varies among product categories and business groups. Technological innovations affecting:

o        efficacy
o        safety
o        patients' ease of use, and
o        cost effectiveness
are important to success in all of our businesses. Our businesses also focus on unmet medical needs and therapeutic improvements. Our emphasis on innovation has led to our multi-billion dollar research and development investments over the past decade.

     Our pharmaceutical business competes with worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus, and generic drug manufacturers. Our pharmaceutical operations are among the largest in the world.

     In recent years, a comparison of the total cost of medical treatments using pharmaceuticals versus alternative treatments for the same condition has become an important basis of competition. Managed Care Organizations and Pharmacy Benefit Managers look to cost advantages as well as medical benefits in making their drug formulary decisions.

     Our pharmaceutical sales and marketing organization is a valuable competitive asset. Our salespeople's ability to reach medical professionals with information about our products helps us respond to competitive efforts and launch new products.

     Many other companies, large and small, manufacture and sell one or more products that are similar to our consumer health care products. Sources of competitive advantage in the OTC market include:

o    product quality and efficacy
o    brand identity
o    advertising and promotion
o    product innovation
o    broad distribution capabilities
o    customer satisfaction
o    price

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

     We have a significant presence in the animal health marketplace, but many other companies offer competitive products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include:

o    product innovation
o    service
o    price
o    quality
o    effective promotion to veterinary professionals and consumers

We promote our products directly through our sales representatives as well as through advertising.

     In the current environment of competitive pressures on profit margins, we continue efforts to control the growth of our expenses. Although research and development budgets have grown significantly, we have kept our costs down in other areas such as manufacturing, distribution and sales administration by restructuring and consolidating facilities. These measures have brought us new efficiencies and reduced or contained our operating expenses.

MANAGED CARE ORGANIZATIONS

     The growth of Managed Care Organizations (MCOs) in the U.S. has been a major factor in the competitive make-up of the health care marketplace. Over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the Pharmacy Benefit Managers (PBMs) that serve many of those organizations has become important to our business.

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

     A major objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment, and procedures performed at doctors' offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed.

     As discussed above in MARKETING, MCOs and PBMs typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower cost, generic medicines are often favored. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients' use of products listed on their formularies.

     Exclusion of a product from a formulary can lead to its sharply reduced usage in the MCO patient population. Consequently, pharmaceutical companies compete aggressively to have their products included. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price.

     The growth of MCOs also appears to have led to greater usage of some drugs. The use of certain drugs can prevent the need for more costly treatments such as hospitalization, professional therapy, or even surgery. Because of these advantages, such drugs can become favored first-line treatments. In addition, the current trend of some patients to opt for managed care alternatives to Medicare may increase overall pharmaceutical usage among that elderly population. Medicare generally does not pay for medicines, so the patients must bear that cost. MCOs, however, often offer significant drug benefits for their participants.

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

     As noted above, MCOs that focus primarily on the immediate cost of drugs may favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their health care programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it.

     Some of our competitors who produce patented pharmaceuticals have entered the generic market; in some cases offering generic versions of their own brand-name products. We have not followed that strategy. Instead, we focus our resources on developing and marketing innovative new products and treatments.

RAW MATERIALS

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are widely available from multiple sources. No serious shortages or delays were encountered in 1998, and none are expected in 1999.

GOVERNMENT REGULATION AND PRICE CONSTRAINTS

     Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over all our businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of our pharmaceutical products. In some cases, FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market.

     The FDA also regulates our consumer health care products and, along with the U.S. Department of Agriculture and the Environmental Protection Agency, our animal health products. Some regulatory actions pertaining to our products are discussed in Item 3 of this report.

     Since the beginning of 1998, the approval of new drugs across the European Union (EU) is possible only using the European Medicines Evaluation Agency's
(EMEA) mutual recognition or central approval processes. The use of either of these procedures should provide a more rapid and consistent approval across all fifteen member states than was the case when the approval processes were operating independently within each member state. In addition, the agreement between the EU and ten Eastern European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member countries, however. We will continue to deal with individual countries on such issues.

     In recent years, various legislative proposals have been offered in Congress and in some state legislatures that would bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. These could include price or patient reimbursement constraints on medicines and restrictions on access to certain products. Similar issues exist in many foreign countries where we do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

     Also in the U.S., proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been under consideration in several states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. As noted above, if changes to these programs shift patients to MCOs that cover pharmaceuticals, usage of pharmaceuticals could increase.

     Legislation in the U.S. requires us to give rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates on page 29 of our 1998 Annual Report for details on the cost to us of such discounts and rebates, which is incorporated by reference.

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

     This international patchwork of price regulation has led to inconsistent prices and some third-party trade in our products from markets with low prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

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

ENVIRONMENTAL LAW COMPLIANCE

     Most of our manufacturing and certain research operations are affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We are also cleaning up environmental contamination from past industrial activity at certain sites (see Item 3, LEGAL PROCEEDINGS, below). As a result, we incurred capital and operational expenditures in 1998 for environmental protection and clean-up of certain past industrial activity as follows:

o    environmental-related capital expenditures- $51 million
o    other environmental-related expenses-$76 million

While we cannot predict with certainty the future costs of such clean up activities, capital expenditures, or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900, or another year instead. If not corrected, those programs could cause date-related or operational transaction failures. We developed a Compliance Assurance Process to address the Year 2000 issue in four phases: Inventory, Assessment and Planning, Implementation and Certification. No significant information technology projects have been deferred as a result of our efforts on Year 2000.

     The Inventory phase included preliminary problem determination, an inventory of information technology (IT) and non-IT hardware and software and an inventory of our key business systems and material vendors and business processes. Such systems relate to our research and development, production, distribution, financial, administrative and communication operations. This phase was substantially completed at the end of 1998. We have requested our critical vendors, major customers, service suppliers, communication providers, product alliance partners and banks to verify their Year 2000 readiness and are currently evaluating their responses. This evaluation is complete for all of our critical trading partners, but continues for non-critical partners.

     During our Assessment and Planning phase each inventoried item is assessed to evaluate its risk, to decide whether to remediate or replace, to identify its priority and to develop a plan for the system. Systems are prioritized based on their importance to the business, risk of failure, time horizon to failure and dependency on other critical items. This phase was 90% complete at December 31, 1998, and will be finished by the first quarter of 1999.

     The plans developed during the Assessment and Planning phase are being executed in the Implementation phase. Remediation and replacement of non-Year 2000 compliant systems is in process and we expect our critical systems to be substantially remediated or replaced by March 31, 1999. The remaining systems, including embedded systems, will be modified by the end of the third quarter of 1999. While our Implementation efforts are approximately 65% complete, this phase will overlap with the Certification phase.

     During the Certification phase, we will be testing and certifying the results of our remediation efforts. Testing begins as systems are remediated and will continue throughout 1999. Testing attempts to verify that all of our systems function correctly and extend to all interfaces with key business partners. We expect to substantially complete testing of critical systems by March 31, 1999, and the testing of the remaining systems and key third-party systems by the end of the third quarter of 1999.

     Because the Company's year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. If our systems or those of key third parties are not fully Year 2000 functional, we estimate that up to a two-week disruption in operations could occur. Such a disruption could result in delays in the distribution of finished goods or receipt of raw materials, errors in customer order taking, disruption of clinical activities or delays in product development. These consequences could have a material adverse impact on our results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course. We believe that our efforts, including the development of a contingency plan, will significantly reduce the adverse impact that any disruption in business might have.

     As part of the contingency plan being developed, Business Continuity Plans (the Plans) will address critical areas of our business. The Plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999 and operate independent of our external providers' Year 2000 compliance. The Plans will likely provide for maintaining increased inventory to meet customer needs, protecting the integrity of ongoing activities, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. We expect to complete the preliminary Plans by the end of the first quarter of 1999 and the final Plans by the end of the second quarter of 1999.

     We estimate that the total cost involved in our Year 2000 program is approximately $127 million of which $36 million has been incurred as of the end of 1998. Costs for 1999 are estimated to be approximately $91 million, which reflect changes in estimates and the inclusion of accelerated replacement costs as a result of a clarification in disclosure guidelines of the Securities and Exchange Commission. These costs are expensed as incurred, except for capitalizable hardware of $5 million in 1998 and $15 million estimated for 1999 and are being funded through operating cash flows. Such costs do not include normal system upgrades and replacements.

     Both our cost estimates and completion timeframes will be influenced by our ability to successfully identify Year 2000 problems, the nature and amount of programming required to fix the programs, the availability and cost of personnel trained in this area and the Year 2000 compliance success that key third parties attain. As the development of contingency plans continues, the costs to complete our Year 2000 program may increase. While these and other unforeseen factors could have a material adverse impact on our results of operations or financial condition, we believe that our ongoing efforts to address the Year 2000 issue will minimize the possible negative consequences to our Company.

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

     We also own an insurance operation, The Kodiak Company Limited, which reinsures certain assets, inland transport and marine cargo of our international operations. Financial data for these subsidiaries are set out in Note 3 to our financial statements, FINANCIAL SUBSIDIARIES, on page 45 in our 1998 Annual Report, which is incorporated by reference.

TAX MATTERS

     The discussion of tax-related matters (including certain proceedings involving proposed tax adjustments relating to prior years) in Note 8 to our financial statements, TAXES ON INCOME, on pages 50 through 51 in the Annual Report is incorporated by reference.

EMPLOYEES

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 1998, we employed approximately 46,400 people in our operations throughout the world. Geographically, this total breaks down as follows:

o    United States, 18,200
o    Europe, 13,300
o    Asia, 7,800
o    Canada/Latin America, 5,600
o    Africa/Middle East, 1,500

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995)

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 1998 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS

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

ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN THE 1998 ANNUAL REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THE DISCUSSION ABOVE - FOR EXAMPLE, GOVERNMENT REGULATIONS AROUND THE WORLD, YEAR 2000 SYSTEMS COMPLIANCE, GENERIC PRODUCT COMPETITION AND THE COMPETITIVE ENVIRONMENT - WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

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

o Balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and research and development for future products could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

o In the U.S., many of our pharmaceutical products are subject to increasing price pressures as managed care groups, pharmacy benefit managers and government agencies seek price discounts. Government efforts to reduce Medicare and Medicaid expenses are expected to increase the use of managed care. This may result in managed care influencing prescription decisions for a larger segment of the population. International operations are also subject to price and marketing regulations. As a result, it is expected that pressures on pricing and operating results will continue and could affect future results.

o Thirty-nine percent of our 1998 revenues arise from international operations, and we expect revenue and net income growth in 1999 to be impacted by changes in foreign exchange rates. Revenues from Asia comprised approximately 12% of total revenues in 1998 (although revenues from the Asian markets most impacted by recent economic events - Korea, Indonesia, Thailand, Malaysia, the Philippines and Taiwan - comprised only 1% of 1998 total revenues). Revenues from Latin America comprised 5% of our total revenues in 1998, including 2% from Brazil.

     These foreign-based revenues as well as our substantial international assets result in our exposure to currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to interest rate change risk. The risks of such changes and the measures we have taken to help contain those risks are discussed in the section entitled FINANCIAL RISK MANAGEMENT on pages 36 and 37 in our 1998 Annual Report. For additional details, see Note 5-D to our financial statements, DERIVATIVE FINANCIAL INSTRUMENTS, on pages 47 and 48 in our 1998 Annual Report. Those sections of the Annual Report are incorporated by reference.

     Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances such as these, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses. These factors could affect future results.

o A new European currency (Euro) was introduced in January 1999 to eventually replace the separate currencies of eleven individual countries. This entails changes in our operations as we modify systems and commercial arrangements to deal with the new currency. Modifications are necessary in operations such as payroll, benefits and pension systems, contracts with suppliers and customers and internal financial reporting systems. Although there is a three-year transition period during which transactions may be made in the old currencies, this may require dual currency processes for our operations. We have identified issues involved and are developing and implementing solutions. The cost of this effort is not expected to have a material effect on our business or results of operations. There is no guarantee, however, that all problems have been foreseen and corrected, or that no material disruption will occur in our business. The conversion to the Euro may have competitive implications on our pricing and marketing strategies; however, the full impact is not known at this time.

o International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations, and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

o Cost-containment measures employed by governments that have the effect of limiting patient access to medicines and related issues described above in GOVERNMENT REGULATION AND PRICE CONSTRAINTS affect the growth and profitability of our operations in some countries. Those factors could affect future results.

o Business combinations among our competitors could affect our competitive position in the pharmaceutical, consumer health care and animal health businesses. Similarly, combinations among our major customers could increase their purchasing power in dealing with us. And, of course, if we ourselves should enter into one or more business combinations, our business, finances and capital structure could be affected.

o Generic competition is a major challenge in the U.S. Loss of patent protection typically leads to dramatic loss of sales in the U.S. market and could affect future results.

o Risks and uncertainties particularly apply with respect to product-related forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. Prospective products can fail to receive regulatory approval. There are also many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays; the inability to successfully complete clinical trials; claims and concerns about safety and efficacy; new discoveries; patents and products by competitors and related patent disputes; and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related forward-looking statements.

o As discussed above in MARKETING, decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy once the drug receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they consume time and resources and can delay submitting the drug candidate for initial approval. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The quality of our decisions in this area can affect our future results.

o Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to build up production capacity commensurate with demand, or the failure to predict market demand for or gain market acceptance of approved products could affect future results.

o We currently have three products, NORVASC, ZITHROMAX and ZOLOFT, with annual sales exceeding one billion dollars. Those products accounted for approximately 40% of our 1998 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

o We cannot always predict with accuracy the timing or impact of possible future competition on sales of our products. For example, PROCARDIA XL, our patented form of sustained-release nifedipine, has been an important product for us, but its sales have been declining, and we expect that to continue. Sales of PROCARDIA XL were $1,005 million in 1996, $822 million in 1997, and $714 million in 1998. This decline has been due, at least in part, to the medical community's increased emphasis on our more advanced product, NORVASC. It is also partly attributable to the fact that there has been another form of sustained-release nifedipine available on the market since 1993, although it is not approved for treatment of all the same indications as PROCARDIA XL. Additional potentially competitive products have been filed for FDA approval. This indicates that the number of medicines that compete with PROCARDIA XL may increase, and the sales of competing products may affect our expected results.

o During 1995, the authors of some non-clinical studies questioned the safety of calcium channel blockers (CCBs). Although the clinical evidence supported the safety of this class of medications, the FDA convened an advisory panel to review their safety. In 1996, that advisory panel found no data to support challenges to the safety of newer sustained-release and intrinsically long-acting CCBs (such as NORVASC and PROCARDIA XL - products for treatment of hypertension and angina).

     Questions about this class of products continued throughout 1997, however, and included scientific publications and presentations asserting that these products were associated with various serious medical conditions.

     During 1997, data from newly conducted studies and reviews and decisions by two national regulatory authorities, plus newly published National Institutes of Health (NIH) guidelines, were all supportive of the safety of long-acting CCBs like NORVASC and PROCARDIA XL and of their appropriateness as first-line medications in the treatment of hypertension.

     We continue to believe that the safety and effectiveness of NORVASC and PROCARDIA XL are supported by a large body of data from numerous studies and the daily clinical experiences of physicians around the world. It is not possible, however, to predict the impact on our future sales, if any, of existing or future studies, regulatory agency actions or a continuing debate regarding CCBs.

o Growth in costs and expenses, changes in product mix and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies, evaluation of asset realization, and organizational restructuring could affect future results. For example, we may be unable to maintain or further enhance those margin improvements achieved in recent years, which would affect future results.

o In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which becomes effective for our financial statements beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. We do not expect the adoption of this Statement to have a material impact on our financial statements. The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which are effective for our 1999 financial statements. We do not expect the adoption of these SOPs to have a material impact on our financial statements.

     Such new or revised accounting standards and rules are issued from time to time. Although the standards mentioned above are not expected to have a material impact on our reported financial results, future standards and rules could have such an effect.

o As described above in the section YEAR 2000 COMPUTER SYSTEMS COMPLIANCE, we are working to address "Year 2000" problems. If we should fail to identify or fix all such problems in our own operations, or if we are affected by the inability of a sole-source supplier or a major customer (such as a large drug wholesaler or distributor) to continue operations due to such a problem, our operations and/or cash flows could be affected.

o Changes in the U.S. Tax Code and the tax laws of other countries can affect our net earnings. For example, pursuant to the Small Jobs Protection Act of 1996 (the ACT), Section 936 of the Internal Revenue Code was repealed for tax years beginning after December 31, 1995. Section 936 had created the U.S. possessions corporation income tax credit, which gave us tax benefits for certain operations in Puerto Rico. The Act provided that as an existing credit claimant, we are eligible to continue using the credit against the tax arising from our manufacturing income earned in Puerto Rico for an additional ten-year period. The amount of manufacturing income eligible for the credit during this additional period is subject to a cap based on income earned prior to 1996 in Puerto Rico. This ten-year extension does not apply to investment income earned in Puerto Rico, the credit on which expired as of July 1, 1996. The Act did not affect the amendments made to
     Section 936 by the Omnibus Budget Reconciliation Act of 1993, which provided for a five-year phase-down of the U.S. possession tax credit from 100% to 40%. In addition, the Act permitted the extension of the R&D tax credit through June 30, 1998. In 1998, this credit was again extended to June 30, 1999.

o Claims have been brought against us and our subsidiaries for various legal, environmental and tax matters, and additional claims arise from time to time. In addition, our operations are subject to international, federal, state and local environmental laws and regulations. It is possible that our cash flows and results of operations could be affected by the one-time impact of the resolution of these contingencies. We believe that the ultimate disposition of current matters to the extent not previously provided for will not have a material impact on our financial condition or cash flows and results of operations, except where specifically commented upon in the discussion of such matters in LEGAL PROCEEDINGS in Item 3 in this report, and in TAX MATTERS above.

ITEM 2.  PROPERTIES

     Our world headquarters is located in several buildings in New York City. We own two of these buildings, including our main 33-story office tower, and rent space in others nearby. The 33-story office tower is located on a site we have leased under a long-term ground lease. Altogether, our headquarters operations occupy over one million square feet of owned and leased office space in New York City.

     Our pharmaceutical business owns and leases space for sales and marketing, administrative support, and customer service functions around the world.

     Our major research and development facilities are located in manufacturing/R&D complexes that we own containing multiple buildings in Groton, Connecticut, and Sandwich, England. The buildings at our Groton facility currently contain approximately three million square feet of floor space. Approximately 1.2 million square feet is used for manufacturing, and the rest is used for research and development. An additional 550,000 square foot laboratory building, which is expected to house approximately 700 new research employees, is currently under construction. The Company also began construction in 1998 on an additional 400,000 square foot facility on a 24-acre site in nearby New London, Connecticut, to house an initial 1,300 employees from the Company's research operations.

     Buildings on our 340 acre Sandwich, England campus house research, our U.K. pharmaceutical sales office and a production plant. These facilities contain almost two million square feet of floor space, approximately half of which is used for research and development. An additional 540,000 square feet of new research space is under construction.

     We own other important research facilities in Nagoya, Japan; Amboise, France; and Terre Haute, Indiana. A number of smaller research and development operations around the world focus principally on their local markets. As discussed above, we have been expanding our research and development facilities in recent years to meet the challenges of handling growing research activities. In 1998, over 1.4 million square feet of research facilities was under construction at our sites in Amboise, Groton, Sandwich and Nagoya.

     We have 35 production plants serving our pharmaceutical, consumer and animal health operations around the world. Sixteen of these are major facilities. These plants handle one or more of three basic types of production processes:

o        fermentation
o        organic synthesis
o        product production

     We have four major fermentation plants:

o        Rixensart, Belgium
o        Sao Paulo, Brazil
o        Nagoya, Japan
o        Sandwich, England, U.K.

     Our major organic synthesis facilities are in three locations:

o        Groton, Connecticut
o        Ringaskiddy, Ireland
o        Barceloneta, Puerto Rico

     We have major product production plants at thirteen sites in ten countries:

o        Sao Paulo, Brazil
o        Dalian, China
o        Amboise, France
o        Illertissen, Germany
o        Latina, Italy
o        Nagoya, Japan
o        Toluca, Mexico
o        Sandwich, England, U.K.
o        Barceloneta, Puerto Rico, U.S.
o        Brooklyn, New York, U.S.
o        Parsippany, New Jersey, U.S.
o        Terre Haute, Indiana, U.S.
o        Valencia, Venezuela

     Our Consumer Health Care Group has its principal executive offices in the Company's world headquarters in New York. Its products are manufactured in a 450,000 square foot U.S. facility in Parsippany, New Jersey, which also houses its principal research operations, and a plant in San Jose Iturbide, Mexico, producing hair care products primarily for the Mexican market. Consumer Health Care's sales and marketing offices are generally leased and shared with local pharmaceutical sales offices, except in Mexico and the U.K., where Consumer Health has separate offices.

     Our Animal Health business has new world headquarters in leased offices one block away from the Company's corporate headquarters in New York City. Animal Health owns its North American headquarters in Exton, Pennsylvania, and leases some additional space in a nearby office building. It also owns office space in Zaventem, Belgium for support of its international operations.

     Most of Animal Health's research and manufacturing facilities are shared with our pharmaceutical business. We own major manufacturing facilities producing animal health products in:

o        Lincoln, Nebraska
o        Lee's Summit, Missouri
o        Louvain la Neuve, Belgium

     Our distribution operations are serviced by our large, state-of-the-art distribution and order fulfillment operation in a 280,000 square foot building on a 20 acre site in Memphis, Tennessee. This centrally located U.S. facility services the Company's pharmaceutical and consumer health care operations and also houses some customer service operations. Other U.S. distribution facilities for those operations are located in Clifton and Parsippany, New Jersey, and Irvine, California. The Animal Health Group operates its own distribution facilities.

     In general, our properties are well maintained, adequate and suitable to their purposes. The growth of our businesses has created space pressures for certain operations, however. We have responded to such challenges with plans to provide appropriate facilities as needs are demonstrated. Note 6 to our financial statements, PROPERTY, PLANT AND EQUIPMENT on page 49 in our 1998 Annual Report, which discloses amounts invested in land, buildings and equipment, and the discussion of investing activities under the heading SUMMARY OF CASH FLOWS on page 34 of the Annual Report, which describes our capital expenditures, are incorporated by reference. See, also, the discussion under
Note 11 entitled LEASE COMMITMENTS on page 53 of the Annual Report, which is also incorporated by reference.

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

     On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling order has been entered. Final discovery has been extended to May 3, 1999, with dispositive motions to be filed by May 21, 1999. On March 15, 1999, the FDA issued a tentative approval for Mylan's 30 mg. extended release nifedipine tablet. The tentative approval states that final approval cannot be granted until resolution of the instant patent litigation, patent expiration or expiration of the statutory stay provisions, and that the FDA is assured that there is no new information that would affect final approval.

     On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratories of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998, Bayer and Pfizer filed a patent infringement action against Biovail, relating to their 60 mg. nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24, 1998, Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the District Court in Pennsylvania granted Pfizer's motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the District Court in Puerto Rico denied Biovail's motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania.

     On April 2, 1998, the Company received notice from Lek U.S.A. Inc. of its filing of an ANDA for a 60 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998, Bayer and Pfizer commenced suit against Lek for infringement of Bayer's U.S. Patent No. 5,264,446, as well as for infringement of a second Bayer patent, No. 4,412,986 relating to combinations of nifedipine with certain polymeric materials. On September 14, 1998, Lek was served with the summons and complaint. Plaintiffs amended the complaint on November 10, 1998, limiting the action to infringement of U.S. Patent 4,412,986. On January 19, 1999, Lek filed a motion to dismiss the complaint alleging infringement of U.S. Patent 4,412,986. Pfizer's response to this motion was filed on February 25, 1999.

     On November 9, 1998, Pfizer received an ANDA notice letter from Martec Pharmaceutical, Inc. for generic versions (30 mg., 60 mg., 90 mg.) of Procardia XL. On or about December 18, 1998, Pfizer received a new ANDA certification letter stating that the ANDA had actually been filed in the name of Martec Scientific, Inc. On December 23, 1998, Pfizer brought an action against Martec Pharmaceutical, Inc. and Martec Scientific, Inc. in the Western District of Missouri for infringement of Bayer's patent relating to nifedipine of a specific particle size. On January 26, 1999, a second complaint was filed against Martec Scientific in the Western District of Missouri based on Martec's new ANDA certification letter.

     Pfizer filed suit on July 8, 1997, against the FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended release mechanism. Pfizer's suit alleges that extended release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. On March 31, 1998, the U.S. District Judge granted the government's motion for summary judgment against the Company. Pfizer has appealed that decision to the D.C. Court of Appeals and arguments in the case were heard on February 1, 1999. We are awaiting the decision.

     As previously disclosed, a number of lawsuits and claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60-degree or 70-degree Shiley Convexo Concave ("C/C") heart valves, or anxiety that properly functioning implanted valves might fracture in the future, or personal injury from a prophylactic replacement of a functioning valve.

     In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in BOWLING V. SHILEY, ET AL., a case brought in the United States District Court for the Southern District of Ohio, that established a worldwide settlement class of people with C/C heart valves and their spouses, except those who elected to exclude themselves. The settlement provided for a Consultation Fund of $90 million, which was fixed by the number of claims filed, from which valve recipients received payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement established a second fund of at least
$75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company's obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992, and all appeals have been exhausted.

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

     The Company has entered into a consent decree settling all matters with the United States Environmental Protection Agency--Region I and the Department of Justice arising primarily out of a December 1993 multimedia environmental inspection, as well as certain state inspections, of the Company's Groton, Connecticut facility. The consent decree provides for the payment of $625,000 in fines, undertaking of an environmental project at a cost of $150,000 and certain other operational provisions, the implementation of which will not have a material adverse effect on the operations of the Company.

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

     On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR (Future Claims Settlement). The District Court determined that the Future Claims Settlement was fair and reasonable. Subsequently, the United States Court of Appeals for the Third Circuit reversed the order of the District Court and on June 27, 1997, the U.S. Supreme Court affirmed the Third Circuit's order and decertified the class. The overturning of the settlement is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve cases in the same manner as heretofore.

     At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. As of December 28, 1998, there were 57,819 personal injury claims pending against Quigley (excluding those which are inactive or have been settled in principle), 33,185 such claims against the Company, and 68 talc cases against the Company.

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

     The Company was named, together with numerous other manufacturers of brand name prescription drugs and certain companies that distribute brand name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs) (the "Federal Class Action"), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which were transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the Federal Class Action) consisting of all persons or entities who, since October 15, 1989, bought brand name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. On August 15, 1997, the Court of Appeals (1) reversed the denial of summary judgment for the manufacturers excluding purchases by other than direct purchasers; (2) reversed the grant of summary judgment dismissing the wholesalers; and (3) took action regarding Alabama state cases, and DuPont-Merck. In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement were not increased. The Settlement Agreement, as amended, received final approval on June 21, 1996. Appeals from this decision were dismissed by the U.S. Court of Appeals for the Seventh Circuit in May 1997. Trial began in September 1998 for the class case against the non-settlers, and the District Court also permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases. The District Court dismissed the case at the close of the plaintiffs' evidence. The plaintiffs have appealed.

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

     In addition to its settlement of the retailer Federal Class Action (see above), the Company has also settled several major opt-out retail cases, and along with other manufacturers: (1) has entered into an agreement to settle all outstanding consumer class actions (except Alabama and California), which settlement is going through the approval process in the various courts in which the actions are pending; and (2) has entered into an agreement to settle the California consumer case.

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

     FDA administrative proceedings relating to Plax are pending, principally an industry-wide call for data on all anti-plaque products by the FDA. The call for data notice specified that products that have been marketed for a material time and to a material extent may remain on the market pending FDA review of the data, provided the manufacturer has a good faith belief that the product is generally recognized as safe and effective and is not misbranded. The Company believes that Plax satisfied these requirements and prepared a response to the FDA's request, which was filed on June 17, 1991. This filing, as well as the filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Committee. The Committee has issued a draft report recommending that plaque removal claims should not be permitted in the absence of data establishing efficacy against gingivitis. The process of incorporating the Advisory Committee recommendations into a final monograph is expected to take several years. If the draft recommendation is ultimately accepted in the final monograph, although it would have a negative impact on sales of Plax, it will not have a material adverse effect on the sales, financial position or operations of the Company.

     On January 15, 1997, an action was filed in Circuit Court, Chambers County, Alabama, purportedly on behalf of a class of consumers, variously defined by the laws or types of laws governing their rights and encompassing residents of up to 47 states. The complaint alleges that the Company's claims for Plax were untrue, entitling them to a refund of their purchase price for purchases since 1988. A hearing on Plaintiffs' motion to certify the class was held on June 2, 1998. We are awaiting the Court's decision. The Company believes the complaint is without merit.

     The Federal Trade Commission conducted an investigation of the advertising of Rid, which was resolved by a Consent Decree made final in December, 1998. At the same time, the New York State Attorney General's office is investigating the same or similar matters.

     Since December 1998, three actions have been filed in the state courts in Houston, San Francisco, and Chicago, purportedly on behalf of statewide (California) or nationwide (Houston and Chicago) classes of consumers who allege that the Company's and other manufacturers' advertising and promotional claims for RID and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. The Houston case has been removed to federal court; no proceedings have yet occurred in the other cases. The Company believes the complaints are without merit.

     In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities. A full examination of the progress made by the Company in this area will occur in 1999.

     During 1998, the Company completed the sale of all of the businesses and companies that were part of the Medical Technology Group ("MTG"). As part of the sale provisions, the Company has retained responsibility for certain items including matters related to the sale of MTG products sold by the Company before the sale of the MTG businesses. A number of cases have been brought against Howmedica Inc. (some of which also name the Company) alleging that P.C.A. one-piece acetabular hip prostheses sold from 1983 through 1990 were defectively designed and manufactured and pose undisclosed risks to implantees. The Company believes that most if not all of these cases are without merit. Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems were filed and ultimately dismissed or discontinued. Thereafter, between late 1996 and early 1998, approximately 700 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. The Company believes that most if not all of these cases are without merit.

     In June 1993, the Ministry of Justice of the State of Sao Paulo, Brazil, commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. ("Pfizer Brazil") asserting that during a period in 1991, Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action seeks the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. On February 8, 1996, the trial court issued a decision holding Pfizer Brazil liable. The award of damages to individuals and the payment into the public reserve fund will be determined in a subsequent phase of the proceedings. The trial court's opinion sets out a formula for calculating the payment into the public reserve fund which could result in a sum of approximately $88 million. The total amount of damages payable to eligible individuals under the decision would depend on the number of persons eventually making claims. Pfizer Brazil is appealing this decision. The Company believes that this action is without merit and should not have a material adverse effect on the financial position or the results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.


                        EXECUTIVE OFFICERS OF THE COMPANY

         As of March 10, 1999, the following executive officers of the Company hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders.

 NAME                             AGE                                  POSITION

 Brian W. Barrett...........       59    Vice President; President - Animal Health Group
 M. Kenneth Bowler..........       56    Vice President, Federal Government Relations
 C. L. Clemente.............       61    Senior Vice President, Corporate Affairs; Secretary and Corporate
                                         Counsel; Member of the Corporate Management Committee

 P. Nigel Gray..............       60    Vice President
 Gary N. Jortner............       53    Vice President; Senior Vice President, Product Development - Pfizer
                                         Pharmaceuticals Group
 Karen L. Katen.............       50    Vice President; Executive Vice President - Pfizer Pharmaceuticals
                                         Group and President - U.S. Pharmaceuticals; Member of the Corporate
                                         Management Committee
 J. Patrick Kelly...........       41    Vice President; Senior Vice President - Worldwide Marketing -
                                         Pfizer Pharmaceuticals Group
 Alan G. Levin..............       36    Vice President; Treasurer
 Henry A. McKinnell.........       56    Executive Vice President; President - Pfizer Pharmaceuticals Group;
                                         Member of the Corporate Management Committee
 Victor P. Micati...........       59    Vice President; Executive Vice President - Pfizer Pharmaceuticals
                                         Group
 Paul S. Miller.............       59    Senior Vice President; General Counsel; Member of the Corporate
                                         Management Committee
 George M. Milne, Jr........       55    Vice President; President, Central Research; Member of the
                                         Corporate Management Committee
 John F. Niblack............       60    Executive Vice President; Member of the Corporate Management
                                         Committee
 William J. Robison.........       63    Senior Vice President - Corporate Employee Resources; Member of the
                                         Corporate Management Committee
 Herbert V. Ryan............       61    Vice President; Controller
 Craig Saxton...............       56    Vice President; Executive Vice President, Central Research
 David L. Shedlarz..........       50    Senior Vice President and Chief Financial Officer; Member of the
                                         Corporate Management Committee

 Mohand Sidi Said...........       60    Vice President; Senior Vice President - Pfizer Pharmaceuticals
                                         Group and Area President, Asia/Africa/Middle East

 William C. Steere, Jr......       62    Chairman of the Board and Chief Executive Officer; Chair of the
                                         Corporate Management Committee

 Frederick W. Telling.......       47    Vice President, Corporate Strategic Planning and Policy



Information concerning Messrs. Steere, Clemente and Miller and Drs. McKinnell and Niblack is incorporated by reference from the discussion under the captions NOMINEES FOR DIRECTORS WHOSE TERMS EXPIRE IN 2001, DIRECTORS WHOSE TERMS EXPIRE IN 2000 and NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

BRIAN W. BARRETT

Mr. Barrett joined us in 1966 and has held various financial positions, including Chief Financial Officer of Pfizer Canada. In 1971, he was appointed Assistant Controller of Pfizer International in New York; in 1973, Director of International Planning and in 1976, Director of Planning. In 1980, Mr. Barrett was appointed Vice President - Corporate Strategic Planning; in 1983, he became Vice President - Finance for Pfizer International; in 1985, President - Africa/Middle East; and in 1991, President - Asia/Canada. In 1992, Mr. Barrett was elected one of our Vice Presidents and in 1993, became President, Northern Asia, Australasia and Canada International Pharmaceuticals Group. Mr. Barrett was named Executive Vice President, International Pharmaceuticals Group, in 1995 and President - Animal Health Group in April 1996.

M. KENNETH BOWLER

Mr. Bowler joined us in 1989 and has been Vice President - Federal Government Relations since 1990. He formerly served as Staff Director for the House Ways and Means Committee.

P. NIGEL GRAY

Mr. Gray joined us in 1975 as Export Sales Manager for Howmedica U.K., Ltd., in England, and progressed through a number of positions of increasing responsibility before being named Vice President, Marketing for Howmedica Europe in 1983. In 1987, Mr. Gray became Senior Vice President and General Manager of Howmedica International in Staines, England, then President of Howmedica International in 1992. In 1993, he was named Executive Vice President of our Hospital Products Division and President of the Medical Devices Division, and in 1994, he was elected one of our Vice Presidents. In 1995, Mr. Gray became President of our former Medical Technology Group.

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

Ms. Katen is a Director of General Motors Corporation and Harris Corporation, and serves on the International Council of J.P. Morgan & Co.

J. PATRICK KELLY

Mr. Kelly joined us in 1981 as a Marketing Research Associate in the Pharmaceuticals Division. He became Product Analyst in 1982 and, in 1983, was made Marketing Associate in the Roerig Division. He progressed through a series of positions of increasing responsibility and became Group Product Manager for Roerig in 1989. In 1992, he was named Vice President-Marketing, Roerig in the U.S. Pharmaceuticals Group and, in 1994, became its Group Vice President, Disease Management. In 1996, he was elected one of our Vice Presidents and, in 1997, was named Senior Vice President, Disease Management - U.S. Pharmaceuticals, and later that year became Vice President - Pfizer Pharmaceuticals Group and Senior Vice President - U.S. Pharmaceuticals. In 1998, Mr. Kelly was named Senior Vice President-Worldwide Marketing-Pfizer Pharmaceuticals Group.

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

GEORGE M. MILNE, JR.

Dr. Milne joined us in 1970 as a Research Scientist and was promoted to Senior Research Scientist and then Project Manager in 1973 and 1974, respectively. In 1978, Dr. Milne became a Discovery Manager with responsibility for research programs targeting inflammation, pain and mental disease. Following additional postdoctoral training and research in pharmacology, he was promoted to Director and then Executive Director of the Department of Immunology and Infectious Diseases. In 1985, Dr. Milne was appointed the Vice President of global Research and Development Operations before becoming the Senior Vice President of Research and Development in 1988. In 1993, Dr. Milne was elected one of our Vice Presidents and, since that same year, has been President of our Central Research Division.

WILLIAM J. ROBISON

Mr. Robison joined us in 1961 as a Sales Representative for Pfizer Labs. After serving in a number of positions of increasing responsibility in the Labs division, he was appointed Vice President of Sales in 1980, and Senior Vice President Pfizer Labs in 1986. In 1990, he was appointed Vice President and General Manager of Pratt Pharmaceuticals. In 1992, he was named President of the Consumer Health Care Group, and was elected one of our Vice Presidents. In 1996, Mr. Robison was elected Senior Vice President Corporate Employee Resources.

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

DAVID L. SHEDLARZ

Mr. Shedlarz joined us in 1976 as Senior Financial Analyst in the Pharmaceuticals Division. Following a series of positions of increasing responsibility, including service as financial manager and controller of Marketing/Sales/Production, Diagnostics Division, he was promoted to Production Controller of the U.S. Pharmaceuticals Division in 1979. He was appointed Assistant Group Controller, U.S. Pharmaceuticals Division in 1981. In 1984, Mr. Shedlarz assumed responsibilities as Group Controller and was promoted to Vice President of Finance of the U.S. Pharmaceuticals Group in 1989. He was elected our Vice President - Finance in 1992, and he was named our Chief Financial Officer in 1995. Mr. Shedlarz assumed his responsibilities as our Senior Vice President in January 1997.

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

FREDERICK W. TELLING

Dr. Telling joined Pfizer Pharmaceuticals and Diagnostic Products Group in 1977 and progressed through a number of positions of increasing responsibility before being named Director of Planning for the Pharmaceuticals Division in 1981. In 1987, he was named Vice President of Planning and Policy and, in 1994, Senior Vice President of Planning and Policy for the U.S. Pharmaceuticals Group. In October 1994, Dr. Telling was elected our Vice President, Corporate Strategic Planning and Policy.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange. It is also listed on the London, Paris, Brussels, and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table QUARTERLY CONSOLIDATED FINANCIAL DATA on page 61 of the 1998 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Historical financial information is incorporated by reference from the FINANCIAL SUMMARY on page 62 of the 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the FINANCIAL REVIEW on pages 28 through 38 of the 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading FINANCIAL RISK MANAGEMENT on pages 36 and 37 of the 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the INDEPENDENT AUDITORS' REPORT found on page 39 and from the consolidated financial statements and supplementary data on pages 40 through 61 of the 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our Proxy Statement for the 1999 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled EXECUTIVE OFFICERS OF THE COMPANY in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from the discussion under the heading EXECUTIVE COMPENSATION in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS in Item 1 of our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading RELATED TRANSACTIONS in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14 (a)(1) FINANCIAL STATEMENTS The following consolidated financial statements, related notes and independent auditors' report, from the 1998 Annual Report to Shareholders, are incorporated by reference into Item 8 of Part II of this report:

                                                      PAGE(S) IN THE 1998 ANNUAL
                                                        REPORT TO SHAREHOLDERS

Independent Auditors' Report.......................               39
Segment Information................................               60
Geographic Data....................................               60
Consolidated Statement of Income...................               40
Consolidated Balance Sheet.........................               41
Consolidated Statement of Shareholders' Equity.....               42
Consolidated Statement of Cash Flows...............               43
Notes to Consolidated Financial Statements.........             44 - 60
Quarterly Consolidated Financial Data..............               61

     14(a)(2) FINANCIAL STATEMENT SCHEDULES Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

     14(a)(3) EXHIBITS THESE EXHIBITS ARE AVAILABLE UPON REQUEST. REQUESTS SHOULD BE DIRECTED TO C.L. CLEMENTE, SECRETARY, PFIZER INC., 235 EAST 42ND STREET, NEW YORK, NY 10017.

   3(i)        -   Our Restated Certificate of Incorporation as of October 29,
                   1997, is incorporated by reference from our 10-Q report for the period ended September 28, 1997.

   3(ii)       -   Our By-laws as amended June 23, 1994, are incorporated by
                   reference from Exhibit 3(ii) of our report
                   on Form 8-K dated June 23, 1994.
   4(i)        -   Our Rights Agreement dated as of October 6, 1997, with
                   ChaseMellon Shareholders Services, L.L.C. is incorporated by reference from our report on Form 8-K dated October 6, 1997.

   10(i)       -   Stock and Incentive Plan as amended through January 28, 1999.
   10(ii)      -   Pfizer Retirement Annuity Plan as amended through November 6,
                   1997 is incorporated by reference from
                   our 1997 10-K report.
   10(iii)     -   The form of severance agreement with the Named Executive
                   Officers identified in our Proxy

                  Statement for the 1999 Annual Meeting of Shareholders is incorporated by reference from our 1994 10-K report.

   10(iv)     -   Nonfunded Deferred Compensation and Supplemental Savings Plan
                  is incorporated by reference from our 1996 10-K report.
   10(v)      -   Executive Annual Incentive Plan is incorporated by reference from the exhibit to our Proxy Statement
                  for the 1997 Annual Meeting of Shareholders.
   10(vi)     -   Performance-Contingent Share Award Program is incorporated by reference from Exhibit 10.3 to our
                  10-Q report for the period ended September 29, 1996.
   10(vii)    -   Nonfunded Supplemental Retirement Plan is incorporated by
                  reference from our 1996 10-K report.
   10(viii)   -   The form of Indemnification Agreement with Directors is
                  incorporated by reference from our 1996 10-K report.
   10(ix)     -   The form of Indemnification Agreement with Named Executive
                  Officers is incorporated by reference from our 1997 10-K
                  report.
   10(x)      -   Non-Employee Directors' Retirement Plan [frozen as of October
                  1996] is incorporated by reference from our 1996 10-K report.
   10(xi)     -   Annual Retainer Unit Award Plan (for non-employee Directors)
                  is incorporated by reference from Exhibit 10.1 to our 10-Q report for the period ended September 29, 1996.
   10(xii)    -   Nonfunded Deferred Compensation and Unit Award Plan for
                  Non-Employee Directors is incorporated by reference from
                  Exhibit 10.2 to our 10-Q report for the period ended
                  September 29, 1996.
   10(xiii)   -   Restricted Stock Plan for Non-Employee Directors is
                  incorporated by reference from our 1996 10-K report.
   10(xiv)    -   Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.
   10(xv)     -   Summary of Annual Incentive Plan.
   10(xvi)        Amendment to the August 13, 1998, Stock and Asset Purchase
                  Agreement between Pfizer Inc. and Stryker Corporation dated as of October 22, 1998.
   12         -   Computation of Ratio of Earnings to Fixed Charges.
   13(a)      -   The 1998 Annual Report to Shareholders, which, except for
                  those portions incorporated by reference, is furnished solely for the information of the Commission and is not to be deemed
                  "filed".
   21         -   Subsidiaries of the Company.
   23         -   Consent of KPMG LLP, independent certified public accountants.
   27.1       -   Financial Data Schedule for Period Ended December 31, 1998.
   27.2       -   Financial Data Schedule for Period Ended December 31, 1997.
   27.3       -   Financial Data Schedule for Period Ended December 31, 1996.


(b)      Reports on Form 8-K

     The Company filed reports on Form 8-K during the last quarter of 1998 dated October 2, and December 8, 1998.

                                   SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

                                    Pfizer Inc.

                                    By: /s/C.L. Clemente

Dated: March 25, 1999                   C.L. Clemente, Senior Vice President,
                                             Secretary and Corporate Counsel

     Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      SIGNATURES                                        TITLE                           DATE
                      ----------                                        -----                           ----
        /s/William C. Steere, Jr.
        -----------------------------------                Chairman of the Board, Director              March 25, 1999
        (William C. Steere, Jr.)                           (Principal Executive Officer)

        /s/David L. Shedlarz
        -----------------------------------                Senior Vice President and Chief Financial
        (David L. Shedlarz)                                Officer (Principal Financial Officer)        March 25, 1999

        /s/Herbert V. Ryan
        -----------------------------------                Vice President - Controller (Principal       March 25, 1999
        (Herbert V. Ryan)                                  Accounting Officer)

        /s/Michael S. Brown                                Director
        -----------------------------------
        (Michael S. Brown)                                                                              March 25, 1999

        /s/M. Anthony Burns                                Director                                     March 25, 1999
        -----------------------------------
        (M. Anthony Burns)

        /s/W. Don Cornwell                                 Director                                     March 25, 1999
        -----------------------------------
        (W. Don Cornwell)




                      SIGNATURES                                        TITLE                           DATE
                      ----------                                        -----                           ----

        /s/George B. Harvey                                Director                                     March 25, 1999
        -----------------------------------
        (George B. Harvey)

        /s/Constance J. Horner                             Director                                     March 25, 1999
        -----------------------------------
        (Constance J. Horner)

        /s/Stanley O. Ikenberry                            Director                                     March 25, 1999
        -----------------------------------
        (Stanley O. Ikenberry)

        /s/Harry P. Kamen                                  Director                                     March 25, 1999
        -----------------------------------
        (Harry P. Kamen)

        /s/Thomas G. Labrecque                             Director                                     March 25, 1999
        -----------------------------------
        (Thomas G. Labrecque)

        /s/Dana G. Mead                                    Director                                     March 25, 1999
        -----------------------------------
        (Dana G. Mead)

        /s/Henry A. McKinnell                              Executive Vice President and Director        March 25, 1999
        -----------------------------------
        (Henry A. McKinnell)

        /s/John F. Niblack                                 Executive Vice President and Director        March 25, 1999
        -----------------------------------
        (John F. Niblack)

        /s/Franklin D. Raines                              Director                                     March 25, 1999
        -----------------------------------
        (Franklin D. Raines)

        /s/Ruth J. Simmons                                 Director                                     March 25, 1999
        -----------------------------------
        (Ruth J. Simmons)

        /s/Jean-Paul Valles                                Director                                     March 25, 1999
        -----------------------------------
        (Jean-Paul Valles)

                                INDEX TO EXHIBITS

Exhibit                                                                                    Page Number in Sequential
  No.                                                                                            Number System
- ------                                                                                     -------------------------
 10(i)      Stock and Incentive Plan as amended through January 28, 1999.
 10(xv)     Summary of Annual Incentive Plan.
 10(xvi)    Amendment to the August 13, 1998, Stock and Asset Purchase
            Agreement between Pfizer Inc. and Stryker Corporation dated as of October 22, 1998.
 12         Computation of Ratio of Earnings to Fixed Charges.
 13(a)      The 1998 Annual Report to Shareholders, which, except for
            those portions incorporated by reference, is furnished solely for the information of the Commission and is not to be deemed
            "filed".
 21         Subsidiaries of the Company.
 23         Consent of KPMG LLP, independent certified public accountants.
 27.1       Financial Data Schedule for the Period Ended December 31, 1998.
 27.2       Financial Data Schedule for the Period Ended December 31, 1997.
 27.3       Financial Data Schedule for the Period Ended December 31, 1996.