Form 10-Q
period 1999-04-04
PFIZER INC
filed 1999-05-18
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 4, 1999

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

YES    X           NO

At May 17, 1999, 1,294,270,250 shares of the issuer's common stock were outstanding (voting).







                                     PFIZER INC.

                                      FORM 10-Q

                               For the Quarter Ended
                                  April 4, 1999

                                 Table of Contents

PART I.  FINANCIAL INFORMATION
Item 1.                                                                  Page
   Financial Statements:

    Condensed Consolidated Statement of Income for
      the three months ended April 4, 1999 and
      March 29, 1998                                                         3

    Condensed Consolidated Balance Sheet at
      April 4, 1999, December 31, 1998 and
      March 29, 1998                                                         4

    Condensed Consolidated Statement of Cash Flows for
      the three months ended April 4, 1999 and
      March 29, 1998                                                         5

    Notes to Condensed Consolidated Financial Statements                     6

   Independent Auditors' Report                                             10

Item 2.

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         11

PART II.  OTHER INFORMATION

Item 1.

   Legal Proceedings                                                        22

Item 4.

   Submission of Matters to a Vote of Security Holders                      28

Item 6.

   Exhibits and Reports on Form 8-K                                         29



                        PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     PFIZER INC. AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                                                     Three Months Ended
                                                   April 4,    March 29,
                                                       1999         1998
(millions, except per share data)
Net sales. . . . . . . . . . . . . . . . . . .       $3,524      $2,886
Alliance revenue . . . . . . . . . . . . . . .          403         150
Total revenues . . . . . . . . . . . . . . . .        3,927       3,036

Costs and expenses:
 Cost of sales . . . . . . . . . . . . . . . .          546         443
 Selling, informational and
   administrative expenses . . . . . . . . . .        1,570       1,199
 Research and development expenses . . . . . .          655         481
 Other deductions-net. . . . . . . . . . . . .            7         171

Income from continuing operations
 before provision for taxes on
 income and minority interests . . . . . . . .        1,149         742

Provision for taxes on income. . . . . . . . .          333         206

Minority interests . . . . . . . . . . . . . .            1           1

Income from continuing operations. . . . . . .          815         535

Discontinued operations-net of tax . . . . . .           --         157

Net income . . . . . . . . . . . . . . . . . .       $  815      $  692

Earnings per common share - basic
  Income from continuing operations. . . . . .       $  .65      $  .42
  Discontinued operations-net of tax . . . . .           --         .13
  Net income . . . . . . . . . . . . . . . . .       $  .65      $  .55

Earnings per common share - diluted
  Income from continuing operations. . . . . .       $  .62      $  .41
  Discontinued operations-net of tax . . . . .           --         .12
  Net income . . . . . . . . . . . . . . . . .       $  .62      $  .53

Weighted average shares used to calculate
  earnings per common share amounts
     Basic . . . . . . . . . . . . . . . . . .        1,261       1,262

     Diluted . . . . . . . . . . . . . . . . .        1,311       1,315

Cash dividends per common share. . . . . . . .       $  .22              $  .19



See accompanying Notes to Condensed Consolidated Financial Statements.


                        PFIZER INC. AND SUBSIDIARY COMPANIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)                            April 4,   Dec. 31,   March 29,
                                                    1999*     1998**       1998*
                                        ASSETS
Current Assets
  Cash and cash equivalents. . . . . . . . . .   $ 1,166    $ 1,552     $ 1,053
  Short-term investments . . . . . . . . . . .     3,039      2,377         795
  Accounts receivable, less allowance for
    doubtful accounts: $73, $67 and $39. . . .     3,470      2,914       2,609
  Short-term loans . . . . . . . . . . . . . .       325        150          99
  Inventories
    Finished goods . . . . . . . . . . . . . .       618        697         482
    Work in process. . . . . . . . . . . . . .       809        890         833
    Raw materials and supplies . . . . . . . .       277        241         212
      Total inventories. . . . . . . . . . . .     1,704      1,828       1,527
  Prepaid expenses, taxes
    and other assets . . . . . . . . . . . . .     1,045      1,110         680
  Net assets of discontinued operations. . . .        --         --       1,236
      Total current assets . . . . . . . . . .    10,749      9,931       7,999
Long-term loans and investments. . . . . . . .     1,548      1,756       1,350
Property, plant and equipment, less
  accumulated depreciation:
    $2,493, $2,429 and $2,128. . . . . . . . .     4,531      4,415       3,815
Goodwill, less accumulated amortization:
  $109, $109 and $94 . . . . . . . . . . . . .       788        813         970
Other assets, deferred taxes and
  deferred charges . . . . . . . . . . . . . .     1,409      1,387       1,488
      Total assets . . . . . . . . . . . . . .   $19,025    $18,302     $15,622

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings, including current
    portion of long-term debt:
      $3, $4 and $3. . . . . . . . . . . . . .   $ 4,296    $ 2,729       2,508
  Accounts payable . . . . . . . . . . . . . .       656        971         606
  Dividends payable. . . . . . . . . . . . . .        --        285          --
  Income taxes payable . . . . . . . . . . . .     1,093      1,162         688
  Accrued compensation and related items . . .       430        614         486
  Other current liabilities. . . . . . . . . .     1,277      1,431       1,096
      Total current liabilities. . . . . . . .     7,752      7,192       5,384

Long-term debt . . . . . . . . . . . . . . . .       525        527         724
Postretirement benefit obligation other
  than pension plans . . . . . . . . . . . . .       358        359         392
Deferred taxes on income . . . . . . . . . . .       164        197         125
Other noncurrent liabilities . . . . . . . . .     1,181      1,217         808
      Total liabilities. . . . . . . . . . . .     9,980      9,492       7,433

Shareholders' Equity
  Preferred stock. . . . . . . . . . . . . . .        --         --          --
  Common stock . . . . . . . . . . . . . . . .        71         70          70
  Additional paid-in capital . . . . . . . . .     6,331      5,646       4,126
  Retained earnings. . . . . . . . . . . . . .    12,254     11,439       9,796
  Accumulated other comprehensive expense. . .      (370)      (234)       (172)
  Employee benefit trusts. . . . . . . . . . .    (4,204)    (4,200)     (3,445)
  Treasury stock, at cost. . . . . . . . . . .    (5,037)    (3,911)     (2,186)
      Total shareholders' equity . . . . . . .     9,045      8,810       8,189
      Total liabilities and
         shareholders' equity. . . . . . . . .   $19,025    $18,302     $15,622

*  Unaudited.
** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.


PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(millions of dollars)
                                                       Three Months Ended
                                                     April 4,     March 29,
                                                         1999          1998
Operating Activities
  Income from continuing operations . . . . . . . .    $  815        $  535
  Adjustments to reconcile income from continuing
   operations to net cash (used in)/provided by
   operating activities:
    Depreciation and amortization . . . . . . . . .       128           118
    Other . . . . . . . . . . . . . . . . . . . . .        (5)            7
    Changes in assets and liabilities . . . . . . .    (1,062)         (465)

Net cash (used in)/provided by operating
  activities. . . . . . . . . . . . . . . . . . . .      (124)          195

Investing Activities
  Purchases of property, plant and equipment. . . .      (352)         (190)
  Purchases net of maturities of short-term
   investments. . . . . . . . . . . . . . . . . . .    (1,910)         (669)
  Proceeds from redemptions of short-term
    investments . . . . . . . . . . . . . . . . . .     1,246           586
  Purchases of long-term investments. . . . . . . .       (41)          (17)
  Proceeds from sale of business. . . . . . . . . .        --           425
  Other investing activities. . . . . . . . . . . .        34            24
Net cash (used in)/provided by
  investing activities. . . . . . . . . . . . . . .    (1,023)          159

Financing Activities
  Repayments of long-term debt. . . . . . . . . . .        (3)           (2)
  Increase in short-term debt-net . . . . . . . . .     1,596           262
  Purchases of common stock . . . . . . . . . . . .      (689)         (201)
  Cash dividends paid . . . . . . . . . . . . . . .      (285)         (245)
  Stock option transactions . . . . . . . . . . . .       143            83
  Other financing activities. . . . . . . . . . . .         9            14
Net cash provided by/(used in)
  financing activities. . . . . . . . . . . . . . .       771           (89)
Net cash used in discontinued operations. . . . . .        --           (84)
Effect of exchange-rate changes on cash and
  cash equivalents. . . . . . . . . . . . . . . . .       (10)           (5)
Net (decrease)/increase in cash and
  cash equivalents. . . . . . . . . . . . . . . . .      (386)          176
Cash and cash equivalents at beginning
  of period . . . . . . . . . . . . . . . . . . . .     1,552           877

Cash and cash equivalents at end of period. . . . .    $1,166        $1,053

Supplemental Cash Flow Information
 Cash paid during the period for:
  Income taxes. . . . . . . . . . . . . . . . . . .    $  422        $  355
  Interest. . . . . . . . . . . . . . . . . . . . .        39            30


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

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of February 28, 1999 and February 22, 1998. The operating results for these subsidiaries are for the three month periods ending on the same dates.

As a result of the 1998 divestiture, the Valleylab, Schneider, American Medical Systems and Howmedica businesses which comprised the Medical Technology Group (MTG) are presented as "discontinued operations" in the 1998 financial statements.

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

Note 3:     Change in Method of Inventory Accounting

During the first quarter of 1999, we changed the method of determining the cost of all of our remaining inventories previously on the "Last-in, first-out" (LIFO) method to the "First-in, first-out" (FIFO) method. Those inventories consisted of U.S. sourced pharmaceuticals and part of animal health inventories.

We believe that the change in accounting for inventories from LIFO to FIFO is preferable because inventory costs are stable and substantially unaffected by inflation. Accordingly, the inventory carrying amount on the balance sheet dated April 4, 1999, as reflected using FIFO, is more meaningful to users of our financial statements.

The change in the method of inventory costing resulted in a pre-tax benefit of $6.6 million recorded in "Cost of sales."



                    PFIZER INC. AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 4:     Restructuring

During the fourth quarter 1998, we recorded restructuring charges of $177 million. These charges provided for plant and product line rationalizations, including the exit from certain product lines associated with our animal health business and certain of our fermentation businesses. During the first quarter 1999, cash outlays associated with these charges were $9 million. The components of the charges for the activities under the restructuring program and the subsequent utilization through the end of the first quarter of 1999 follow:

                                                  Utilization
                                    Charges             First     Reserve
                                         in           Quarter    April 4,
                                       1998    1998      1999        1999
   Property, plant and equipment       $ 49    $ 49       $--         $--
   Write-down of intangibles             44      44        --          --
   Employee termination costs            40      12         6          22
   Other                                 44      11         3          30
                                       $177    $116       $ 9         $52

We expect to complete the restructuring activities by the end of 1999.

As a result of the restructuring, the work force will be reduced by 520 manufacturing, sales and corporate personnel. Notifications to personnel have been made. Cumulative terminations were 134 at December 31, 1998 and 196 at the end of the first quarter 1999.

Note 5:     Comprehensive Income

                                                Three Months Ended
(millions of dollars)                          April 4,     March 29,
                                                   1999          1998
Net income                                        $ 815         $ 692
Other comprehensive expense:
 Currency translation adjustment                   (114)          (92)
 Net unrealized (loss)/gain on investment
  securities                                        (22)            5
                                                   (136)          (87)

Total comprehensive income                        $ 679         $ 605

Changes in the currency translation adjustment included in "Accumulated other comprehensive expense" for the first quarter of 1999 and 1998 were:

(millions of dollars)                              1999          1998
Opening balance                                   $(153)        $ (79)
Translation adjustments and hedges                 (114)          (92)
Ending balance                                    $(267)        $(171)


                    PFIZER INC. AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 6:  Segment Information

For the three months ended April 4, 1999 and March 29, 1998:

(millions of             Pharma-    Animal   Corporate/
 dollars)               ceutical    Health   Other        Consolidated
Total revenues   1999     $3,641      $286     $  --          $3,927
                 1998      2,746       290        --           3,036

Segment profit   1999      1,317        12      (180)(1)        1,149 (2)
                 1998        892        20      (170)(1)            742 (2)

(1) Includes interest income/(expense) and corporate expenses. Also includes other income/(expense) of the financial subsidiaries.

(2) Consolidated total equals income from continuing operations before provision for taxes on income and minority interests.

Note 7:          Employee Benefit Trust

In February 1999, the Pfizer Inc. Grantor Trust transferred all of its remaining 33,609,756 shares to us at the fair market value of $130 7/8 per share. The Trust satisfied the remaining $450 million note due to us using these shares resulting in an increase in Pfizer Inc. treasury shares, and Pfizer Inc. funded a new trust. The new trust, the Pfizer Inc. Employee Benefit Trust, was funded with 30,170,264 shares from Pfizer at fair market value. The new trust will be used primarily to fund our benefit plans including the stock option plan and global stock option plan.

Note 8:     Subsequent Events

On April 22, our shareholders voted to increase

-- the number of authorized common shares from three billion to nine billion

-- the number of shares of common stock authorized to be issued under the Stock and Incentive Plan by 55 million shares and to extend the term of the Plan to December 31, 2008



                   PFIZER INC. AND SUBSIDIARY COMPANIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Also on April 22, the Board of Directors:

-- approved a three-for-one stock split in the form of a 200% stock dividend to all shareholders who own shares on June 2, 1999. The par value will remain at $.05 per share. We will issue the additional shares on June 30, 1999. Common share and per share amounts in the financial statements do not reflect the impact of the stock split. If restated for the split, figures in this filing would be:

                                                  Three Months Ended
                                                 April 4,   March 29,
                                                        1999        1998
       Weighted average number of common shares
         and common share equivalents outstanding
         (millions, except per share data):

           As reported - basic                         1,261       1,262
           Split basis - basic                         3,783       3,785

           As reported - diluted                       1,311       1,315
           Split basis - diluted                       3,932       3,945

       Earnings per common share
           As reported - basic                          $.65        $.55
           Split basis - basic                           .22         .18

           As reported - diluted                        $.62        $.53
           Split basis - diluted                         .21         .18

-- declared a $.22 per share second-quarter cash dividend on a pre-split basis. The dividend is payable on June 10, 1999 to all shareholders who owned shares on May 7, 1999

-- approved a global stock option program under which we granted options for 150 shares of Pfizer stock at a price of $126.21 per share to every eligible employee worldwide




                      INDEPENDENT AUDITORS' REPORT




To the Shareholders and Board of Directors of Pfizer Inc.:


We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of April 4, 1999 and March 29, 1998, and the related condensed consolidated statements of income and cash flows for the three month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and subsidiary companies as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                       KPMG LLP





New York, New York
May 18, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The components of the Statement of Income follow:

(millions of dollars,
 except per share data)                              First Quarter
                                             1999      1998*   % Change+
Net sales                                  $3,524     $2,886       22
Alliance revenue                              403        150      168

Total revenues                             $3,927     $3,036       29

Cost of sales                              $  546     $  443       23

Selling, informational
 and administrative expenses               $1,570     $1,199       31
  % of total revenues                       40.0%      39.5%

R&D expenses                               $  655     $  481       36
  % of total revenues                       16.7%      15.8%

Other deductions-net                       $    7     $  171      (96)

Income from continuing
  operations before taxes                  $1,149     $  742       55
  % of total revenues                       29.3%      24.4%

Taxes on income                            $  333     $  206       62

Effective tax rate                          29.0%      27.8%
Income from continuing operations          $  815     $  535       52
  % of total revenues                       20.8%      17.6%

Discontinued operations-net of tax             --        157       **

Net income                                 $  815     $  692       18

  % of total revenues                       20.8%      22.8%

Earnings per common share - basic
  Income from continuing operations        $  .65     $  .42       55
  Discontinued operations-net of tax           --        .13       **
  Net income                               $  .65     $  .55       18

Earnings per common share - diluted
  Income from continuing operations        $  .62     $  .41       51
  Discontinued operations-net of tax           --        .12       **
  Net income                               $  .62     $  .53       17

Cash dividends per common share            $  .22     $  .19       16

* The 1998 results of MTG are presented in "Discontinued operations-net of tax."
** Calculation not meaningful.
+  Percentages may reflect rounding adjustments.



TOTAL REVENUES

The components of the total revenue increase were as follows:

                                     % Change from 1998
                                        First Quarter
            Volume                          28.1%
            Price                            1.0
            Currency                         0.3

            Total revenue increase          29.4%

Wider acceptance of our major pharmaceutical products and our copromotion products as well as the introductions of our new products, Trovan, Viagra and Celebrex, contributed to the volume increase. In February 1999, we launched Celebrex with G.D. Searle & Co., the pharmaceutical division of Monsanto Company, which discovered and developed the drug. Celebrex is for the relief of symptoms of adult rheumatoid arthritis and osteoarthritis.

The change in currency was due to the strengthening of the Japanese yen and European currencies offset by the weakening of currencies in Latin America and Canada.

Total revenues for the first quarter by segment and the increases over last year were as follows:

                                         % of             % of
                                         Total            Total
      (millions of dollars)     1999  Revenues   1998   Revenues  % Change*
                                                <c
      Pharmaceutical
        U.S.                   $2,346    59.7   $1,731    57.0       35
        International           1,295    33.0    1,015    33.4       28
          Worldwide             3,641    92.7    2,746    90.4       33

      Animal Health               286     7.3      290     9.6       (1)

      Total                    $3,927   100.0   $3,036   100.0       29

      * Percentages may reflect rounding adjustments.

The following is a discussion of total revenues by business segment:

Pharmaceutical

Worldwide pharmaceutical revenues by category were as follows:

                                              First Quarter       %
                                              1999     1998   Change*
       Cardiovascular                        $1,100   $  969      13
       Infectious diseases                      938      757      24
       Central nervous system disorders         553      476      16
       Erectile dysfunction                     193        0      --
       Diabetes                                  76       71       8
       Allergy                                  128       84      52
       Arthritis/Inflammatories                  50       52      (4)
       Alliance revenue                         403      150     168
       Consumer health care                     147      137       8
       Other                                     53       50       4
       Total                                 $3,641   $2,746      33

       *Percentages may reflect rounding adjustments.


Sales of the following pharmaceutical products accounted for 72% of pharmaceutical revenues and 67% of total company revenues in the first quarter of 1999. Individual product sales for the first quarter of 1999 and a brief discussion of each follow:

                                                                   % Change
       Product          Category                   (millions)      from 1998
       Norvasc          Cardiovascular                $703             24
       Procardia XL     Cardiovascular                 141            (27)
       Cardura          Cardiovascular                 194             15
       Zithromax        Infectious Diseases            441             44
       Diflucan         Infectious Diseases            245              7
       Trovan           Infectious Diseases             62             51
       Viagra           Erectile Dysfunction           193             --
       Zoloft           Central Nervous System         527             14
       Zyrtec           Allergy                        126             54

-- Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, 24-hour control for hypertension and angina, and tolerability.

-- Sales of Procardia XL decreased due in part to the increasing usage and medical acceptance of Norvasc.

-- Cardura's sales increased as the group of drugs it belongs to, alpha blockers, is recognized as an effective therapy for the treatment of high blood pressure and enlarged prostate. Cardura XL is a dosage form that uses the GITS delivery system and may reduce the need for dose alterations. We are currently selling Cardura XL in Germany, Norway and Denmark.

-- Zithromax's sales increased as a result of increased physician recognition of the product's effectiveness, convenient dosage and favorable side-effect profile.

-- Sales growth of Diflucan reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.

-- Trovan's sales continue to increase as a result of increasing physician recognition in the U.S.

-- Viagra, the first effective oral treatment for erectile dysfunction, reported sales in the first quarter of 1999 of $193 million including $149 million in the U.S. and $44 million in international markets. Viagra is available in most large markets, including the U.S., the U.K., Germany, France, Italy, Spain, Brazil and Australia. Second quarter sales will include the impact of recent launches in Japan and Canada.

-- Zoloft continues to benefit from introductions in international markets, new uses and increased sales force and selling efforts.

-- Zyrtec is the first once-daily prescription antihistamine for the treatment of seasonal and year-round allergies and hives in children ages 2 to 5. It was previously approved for these uses in patients over the age of 5. The product provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing.

Alliance revenue reflects revenue associated with the copromotion of Lipitor, Aricept and Celebrex. Alliance revenue increased 168% due to recent introductions of Lipitor and Aricept in international markets as well as the U.S. introduction of Celebrex.


In March 1999, we received an approvable letter from the U.S. Food and Drug Administration (FDA) to market Tikosyn for use in the treatment of atrial fibrillation, a type of heart rhythm disorder. Regulatory review in Europe is continuing.

Animal Health

Animal Health sales for the first quarter decreased 1%. Overall performance was negatively affected by a difficult operating environment, including a weak livestock market in the U.S. and Europe, as well as foreign exchange. Sales of virginiamycin, an antibiotic for poultry, cattle and swine, decreased as a result of an impending ban of the product in the European Union. Sales of companion animal products rose 12% in the quarter.

Revenues by Country

Total revenues in the U.S. increased largely due to pharmaceutical sales growth and alliance revenue, as described above. Total revenues by country were as follows:

      (millions of dollars)
                   First Quarter
                % of               % of
                Total              Total
       1999   Revenues    1998   Revenues*                         % Change
      $2,463     62.7    $1,845    60.8       United States            33

         272      6.9       230     7.6       Japan                    18

       1,192     30.4       961    31.6       All Other                24

      $3,927    100.0    $3,036   100.0       Consolidated             29

      *Percentages may reflect rounding adjustments.


COSTS AND EXPENSES

During the fourth quarter 1998, we recorded restructuring charges of $177 million. These charges provided for plant and product line rationalizations, including the exit from certain product lines associated with our animal health business and certain of our fermentation businesses. During the first quarter 1999, cash outlays associated with these charges were $9 million. The components of the charges for the activities under the restructuring program and the subsequent utilization through the end of the first quarter of 1999 follow:

                                                  Utilization
                                    Charges             First     Reserve
                                         in           Quarter    April 4,
                                       1998    1998      1999        1999
   Property, plant and equipment       $ 49    $ 49       $--         $--
   Write-down of intangibles             44      44        --          --
   Employee termination costs            40      12         6          22
   Other                                 44      11         3          30
                                       $177    $116       $ 9         $52

We expect to complete the restructuring activities by the end of 1999.

As a result of the restructuring, the work force will be reduced by 520 manufacturing, sales and corporate personnel. Notifications to personnel have been made. Cumulative terminations were 134 at December 31, 1998 and 196 at the end of the first quarter 1999.



Cost of Sales

Cost of sales increased 23% in the first quarter of 1999 over the prior year period. The increase in cost of sales is primarily due to the increase in sales and the impact of foreign exchange. The first quarter of 1999 reflected the strengthening of the Japanese yen relative to the U.S. dollar. Included in cost of sales in the first quarter of 1999 is a benefit of $6.6 million related to the change in accounting for inventories from LIFO to FIFO. Excluding the impact of foreign exchange and the benefit from the accounting change, cost of sales increased 19% in the first quarter of 1999 over the prior year period.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses in the first quarter of 1999 increased 31% over the prior year period. Support for previously introduced products and launches of new products led to the increase. This support includes substantial global investments in our pharmaceutical sales force such as the creation of a new primary-care sales force, a new specialty sales force dedicated to rheumatology and personnel increases in other specialty sales forces. About 3,000 Pfizer and G.D. Searle sales representatives are involved in the U.S. launch of Celebrex.

Research and Development Expenses

Research and development expenses increased 36% in the first quarter of 1999 over the prior year period. We expect total spending to be about $2.8 billion in 1999 to discover new chemical compounds and advance others in development which include:

-- Relpax, for the treatment of migraine headaches. Regulatory review is advancing in Europe and the U.S.;

-- Alond, for the treatment of nervous system, kidney and cardiovascular disorders related to diabetes;

-- voriconazole and UK-292,663, for the treatment of fungal infections;

-- darifenacin, for the treatment of urinary urge incontinence;

-- droloxifene and lasofoxifene (CP 336,156) for prevention and treatment of osteoporosis, treatment of atherosclerosis and prevention of breast cancer;

-- ezlopitant, for the treatment of chemotherapy-induced nausea and vomiting in cancer patients;

-- Zeldox, for the treatment of psychotic disorders. As previously announced, we are undertaking additional clinical work on this product to answer questions raised by the FDA in its nonapprovable letter;

-- an inhaled form of insulin under codevelopment with Hoechst Marion Roussel and Inhale Therapeutic Systems and

-- valdecoxib, a second-generation arthritis compound under codevelopment with G.D. Searle.

We are also developing new uses or dosages for Norvasc, Zyrtec, Zoloft, Lipitor, Zithromax, Trovan, Viagra and Celebrex.



Other (income)/deductions-net

The following components were included in "Other deductions-net" in the first quarters of 1999 and 1998:

      (millions of dollars)                    First Quarter     %
                                               1999     1998   Change*
      Interest income                          $(66)    $(36)     84
      Interest expense                           41       27      50
      Copromotion payments to Searle             --      100      --
      Brand-name prescription drug
       antitrust litigation settlement            2       40     (94)
      Amortization of goodwill
       and other intangibles                     11       12     (10)
      Foreign exchange                           (7)      (5)     49
      Other, net                                 26       33     (20)
      Other deductions-net                     $  7     $171     (96)

      * Percentages may reflect rounding adjustments.

Interest income increased in the first quarter of 1999 as a result of an increase in short-term investments purchased in large part from cash received from the MTG divestiture. Interest expense increased as a result of a higher average level of short-term borrowings in the first quarter of 1999.

INCOME BEFORE TAXES

Income before taxes increased 55% in the first quarter of 1999. Excluding certain 1998 significant charges, income before taxes increased 28% in the first quarter of 1999. These charges consist of:

-- payments to G.D. Searle of $100 million related to the development and copromotion of Celebrex and its second-generation compound for the treatment of arthritis and pain

-- legal settlements of $40 million involving the brand-name prescription drug antitrust litigation

-- other charges of $15 million

TAXES ON INCOME

The estimated full-year 1999 effective tax rate of 29% is higher than the 28% rate recorded for full-year 1998 results excluding the impact of certain significant charges and the MTG divestiture, due largely to the expiration of the R&D tax credit in June 1999.

Discontinued Operations

For the quarter ended April 4, 1999, we recorded no income from discontinued operations. In the comparable period of the prior year, we reported income from discontinued operations of $157 million-net of tax, consisting of:

-- $140 million gain-net of tax on disposal of Valleylab

-- $ 17 million income from operations of discontinued businesses-net of tax

The income from operations of discontinued businesses consisted of the results of the Valleylab (prior to its sale in the first quarter of 1998), Schneider, American Medical Systems and Howmedica businesses, which comprised MTG.



NET INCOME

Net income for the first quarter of 1999 increased 18% over the prior year period. First quarter 1999 diluted earnings per share were $.62, an increase of 17% over the prior year period. If the discontinued operations-net of tax and certain 1998 significant charges were excluded, the following would have been the net income and diluted earnings per share:

                                                        First Quarter
                                                      1999         1998
    Net income as reported                            $815         $692
     Excluding effects of:
     Discontinued operations-net of tax                 --         (157)
     Certain significant charges-net of tax*            --          106

    Net income from continuing operations
    excluding discontinued operations and
    certain significant charges                       $815         $641

    Diluted earnings per share on the same basis      $.62         $.49

*Consists of payments to G.D. Searle for Celebrex, legal settlements involving the brand-name prescription drug antitrust litigation and other charges.

OUTLOOK

Our financial performance for 1999 will depend on such factors as the sales of new, existing and alliance products; the size and timing of investments; the impact of foreign exchange; the effective tax rate; and changes in trade buying patterns, including the potential impact of buying patterns which could be impacted by the Year 2000 issue.

Our rate of earnings growth in the second quarter compared to the same period in 1998 will be significantly affected by the large initial trade stocking and sales of Viagra, which occurred in the second quarter of 1998 when the product was first launched and continued strong investment in R&D and product support. Despite the unique circumstances that we believe will affect second-quarter growth, our full-year 1999 growth prospects remain solid.

For the full year 1999, we are comfortable with the current range of the majority of analysts' estimates for diluted earnings per share of $2.40 to $2.50 for the year, representing 20% to 25% growth relative to 1998 diluted earnings per share excluding the impact of certain significant charges and the MTG divestiture.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The net financial asset position was as follows:

      (millions of dollars)            April 4,    Dec. 31,   March 29,
                                           1999        1998        1998
      Financial assets*                  $6,078      $5,835      $3,297
      Short-term borrowings and
        long-term debt                    4,821       3,256       3,232

      Net financial assets               $1,257      $2,579      $   65

* Consists of cash and cash equivalents, short-term investments and loans and long-term loans and investments.

To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of our financial strength are as follows:

                                             April 4,    Dec. 31,    March 29,
                                                 1999        1998         1998
      Working capital (millions of dollars)  $  2,997    $  2,739    $   2,615

      Current ratio                            1.39:1      1.38:1       1.49:1

      Debt to total capitalization
        (percentage)*                             35%         27%          28%

      Shareholders' equity per
        common share**                       $   7.18    $   7.00    $    6.49

 * Represents total short-term borrowings and long-term debt divided by the sum of total short-term borrowings, long-term debt and total shareholders' equity.

** Represents total shareholders' equity divided by the actual number of common shares outstanding.

The increase in working capital from December 31, 1998 to April 4, 1999 was primarily due to the following:

-- an increase in accounts receivable, which includes higher alliance revenue receivables, due to growth in sales volume and the contractual payment terms of alliance revenue receivables
-- a decrease in accounts payable primarily due to the timing of payments -- lower compensation-related accruals offset by:
-- an increase in short-term borrowings to fund common stock purchases and dividends



The increase in working capital from March 29, 1998 to April 4, 1999 was primarily due to the following:

-- an increase in cash and cash equivalents and short-term investments due to the receipt of cash from the MTG divestiture
-- an increase in accounts receivable, which includes higher alliance revenue receivables, due to growth in sales volume and the contractual payment terms of alliance revenue receivables
offset by:
-- a decrease in net assets of discontinued operations due to the sale of the MTG businesses
-- an increase in short-term borrowings due to an increase in funding for common stock purchases at a higher average price

Net Cash Used in/Provided by Operating Activities

During the first quarter of 1999, operating activities used net cash of $124 million, an increase of $319 million from the 1998 period. The change was primarily due to an increase in certain working capital items.

Net Cash Used in/Provided by Investing Activities

In the first quarter of 1999, investing activities used net cash of $1,023 million, an increase of $1,182 million over the 1998 period. This change was primarily attributable to short-term investments primarily purchased with cash from foreign operations, an increase in capital expenditures and an absence of proceeds from the sale of businesses in 1999.

Net Cash Provided by/Used in Financing Activities

In the first quarter of 1999, net cash provided by financing activities was $771 million, an increase of $860 million over the 1998 period. This was primarily due to an increase in short-term borrowings, the proceeds of which were partially used to purchase common stock. We purchased approximately 5.2 million shares of common stock on the open market at an average price of about $132 per share. Through the end of the first quarter 1999, we purchased approximately 10.1 million shares at a total cost of about $1.2 billion under the current share-purchase program. Dividends paid increased due to the increase in the first quarter 1999 dividend per common share compared to the prior year period.

During the first quarter 1999, we increased our available lines of credit by $200 million, for a total of $1.5 billion in major unused lines of credit.

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



We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC. Our Form 10-K filing for the 1998 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

     Phase                     Status at End of First Quarter 1999

     Inventory                 Completed

     Assessment & Planning     Completed

     Implementation            80% complete (will overlap with
                               certification phase)
                                  -- Critical systems - substantially
                                     remediated or replaced
                                  -- Remaining systems (including
                                     embedded systems) - will be
                                     modified by the end of the
                                     third quarter of 1999

     Certification             Critical systems - expect to
                               substantially complete testing
                               by June 30, 1999

                               Remaining systems (embedded technology) - expect to substantially complete testing by end of the third quarter of 1999

Because the company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. We have requested our critical vendors, major customers, service suppliers, communication providers, product alliance partners and banks to verify their Year 2000 readiness. We continue to monitor the readiness of our critical trading partners. If our systems or those of key third parties are not fully Year 2000 functional, we estimate that up to a two-week disruption in operations could occur. Such a disruption could result in delays in the distribution of finished goods or receipt of raw materials, errors in customer order taking, disruption of clinical activities or delays in product development. These consequences could have a material adverse impact on our results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course. We believe that our efforts, including the development of a contingency plan, will significantly reduce the adverse impact that any disruption in business might have.

As part of the contingency plan being developed, Business Continuity Plans (the Plans) will address critical areas of our business. The Plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999 and operate independent of our external providers' Year 2000 compliance. The Plans will likely provide for maintaining increased inventory to meet customer needs, an analysis of changes in buying patterns, protecting the integrity of ongoing activities, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. Preliminary plans are essentially complete and we expect to complete final plans by the end of the second quarter of 1999.

Since we completed our preliminary Business Continuity Plans, we now estimate that the total cost involved in our Year 2000 program is approximately $150 million, of which $60 million has been incurred to date. The total project cost reflects an increase in costs associated with business continuity plans and embedded technology. The remaining costs are associated with the final stages of our Year 2000 project which include business continuity planning, embedded technology and final implementation, testing and certification of systems. These costs are expensed as incurred, except for capitalizable hardware of $5 million in 1998, $2.6 million in the first quarter of 1999 and $8.9 million estimated for the remainder of 1999, and are being funded through operating cash flows. Such costs do not include normal system upgrades and replacements.

Both our cost estimates and completion timeframes will be influenced by our ability to successfully identify Year 2000 problems, the nature and amount of programming required to fix the programs, the availability and cost of personnel trained in this area and the Year 2000 compliance success that key third parties attain. As the development of contingency plans continues, the costs to complete our Year 2000 program may increase. While these and other unforeseen factors could have a material adverse impact on our results of operations or financial condition, we believe that our ongoing efforts to address the Year 2000 issue will minimize possible negative consequences to our company.


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

On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained-release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent-infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling order has been entered. Final discovery has been extended to May 3, 1999, with dispositive motions to be filed by May 21, 1999. On March 15, 1999, Mylan received tentative approval from the FDA for its 30 mg. extended release nifedipine tablet. On March 16, 1999, the United States District Court granted Mylan's motion to file an amended answer and antitrust counterclaims. All discovery on the antitrust counterclaims in stayed pending resolution of the patent misuse claims. On March 29, 1999, Mylan filed a motion for summary judgment based on an adverse decision against Bayer in Bayer's litigation against Elan which involved the same nifedipine particle size patent. On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained-release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratory of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998, Bayer and Pfizer filed a patent-infringement action against Biovail, relating to their 60 mg. nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24, 1998, Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the District Court in Pennsylvania granted Pfizer's motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the District Court in Puerto Rico denied Biovail's motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. On April 12, 1999, Biovail filed a motion for summary judgment also based in part on the summary judgment motion granted to Elan in the Bayer vs. Elan litigation in the Northern District of Georgia.
 Pfizer and Bayer's response was filed on April 26, 1999.

On April 2, 1998, the Company received notice from Lek U.S.A. Inc. of its filing of an ANDA for a 60 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998, Bayer and Pfizer commenced suit against Lek for infringement of Bayer's U.S. Patent No. 5,264,446, as well as for infringement of a second Bayer patent, No. 4,412,986 relating to combinations of nifedipine with certain polymeric materials. On September 14, 1998, Lek was served with the summons and complaint. Plaintiffs amended the complaint on November 10, 1998, limiting the action to infringement of U.S. Patent 4,412,986. On January 19, 1999, Lek filed a motion to dismiss the complaint alleging infringement of U.S. Patent 4,412,986. Pfizer responded to this motion and oral argument is scheduled for May 10, 1999.

On February 10, 1999, the Company received a notice from Lek U.S.A. of its filing of an ANDA for a 90 mg. forumlation of nifedipine alleged to be bioequivalent to Procardia XL. On March 25, 1999, Bayer and Pfizer commenced suit against Lek for infringement of the same two Bayer patents originally asserted against Lek's 60 mg. formulation.

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

Pfizer filed suit on July 8, 1997, against the FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended-release mechanism. Pfizer's suit alleges that extended-release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. On March 31, 1998, the U.S. District Judge granted the government's motion for summary judgment against the Company. Pfizer has appealed that decision to the D.C. Court of Appeals and arguments in the case were heard on February 1, 1999. We are awaiting the decision.

On March 31, 1999, the Company received notice from TorPharm of its filing, through its U.S. agent Apotex Corp., of an ANDA for 1 mg., 2 mg., 4 mg. and 8 mg. tablets alleged to be bioequivalent to Cardura (doxazosin mesylate). That notice is under review.

As previously disclosed, a number of lawsuits and claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60 or 70 Shiley Convexo Concave ("C/C") heart valves, or anxiety that properly functioning implanted valves might fracture in the future, or personal injury from a prophylactic replacement of a functioning valve.

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

The Company has entered into a consent decree, which has been approved by the court, settling all matters with the United States Environmental Protection Agency-Region I and the Department of Justice arising primarily out of a December 1993 multimedia environmental inspection, as well as certain state inspections, of the Company's Groton, Connecticut facility. The settlement provides for the payment of $625,000 in fines, undertaking of an environmental project at a cost of $150,000 and certain other operational provisions, the implementation of which will not have a material adverse effect on the operations of the Company.

Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. ("Quigley"), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of nineteen defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company, but most have been resolved.

On January 15, 1993, a class action complaint and settlement agreement were filed in the United States District Court for the Eastern District of Pennsylvania involving all personal injury claims by persons who have been exposed to asbestos-containing products but who have not yet filed a personal injury action against the members of the CCR (the "Future Claims Settlement"). The District Court determined that the Future Claims Settlement was fair and reasonable. Subsequently, the United States Court of Appeals for the Third Circuit reversed the order of the District Court and on June 27, 1997, the U.S. Supreme Court affirmed the Third Circuit's order and decertified the class. The overturning of the settlement is not expected to have a material impact on the Company's exposure or on the availability of insurance for the vast majority of such cases. It is expected, too, that the CCR will attempt to resolve cases in the same manner as heretofore.

At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining and opt-out cases and claims on a similar basis to past settlements. As of March 27, 1999, there were 61,298 personal injury claims pending against Quigley (excluding those which are inactive or have been settled in principle), 35,265 such claims against the Company, and 67 talc cases against the Company.

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

The Company was named, together with numerous other manufacturers of brand-name prescription drugs and certain companies that distribute brand-name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which were transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the "Federal Class Action") consisting of all persons or entities who, since October 15, 1989, bought brand-name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the
Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. On August 15, 1997, the Court of Appeals (1) reversed the denial of summary judgment for the manufacturers excluding purchases by other than direct purchasers; (2) reversed the grant of summary judgment dismissing the wholesalers; and (3) took action regarding Alabama state cases, and DuPont-Merck. In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement were not increased. The Settlement Agreement, as amended, received final approval on June 21, 1996. Appeals from this decision were dismissed by the U.S. Court of Appeals for the Seventh Circuit in May 1997. Trial began in September 1998 for the class case against the non-settlers, and the District Court also permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases. The District Court dismissed the case at the close of the plaintiffs' evidence. The plaintiffs have appealed.

Retail pharmacy cases have also been filed in state courts in Alabama, California, Minnesota, Mississippi and Wisconsin. Pharmacy classes have been certified in California. The Company's motion to dismiss was granted in the Wisconsin case, and that dismissal is under appeal.

Consumer class actions have been filed in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, North Dakota, Tennessee, Washington and Wisconsin alleging injury to consumers from the failure to give discounts to retail pharmacy companies. The New York and Washington state cases were dismissed, and an appeal is pending in New York. A case filed in Colorado state court was dismissed without appeal. A consumer class has been certified in California, and a limited consumer class has been certified in the District of Columbia. Class certification was denied in the Michigan state case, and plaintiffs' subsequent petition for review was denied. Class certification also was denied in the Maine case.

In addition to its settlement of the retailer Federal Class Action (see above), the Company has also settled several major opt-out retail cases, and along with other manufacturers: (1) has entered into an agreement to settle all outstanding consumer class actions (except Alabama, California and North Dakota), which settlement is going through the approval process in the various courts in which the actions are pending; and (2) has entered into an agreement to settle the California consumer case, which has been approved by the Court there.

The Company believes that these brand-name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit.

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

Since December 1998, three actions have been filed, in state courts in Houston, San Francisco, and Chicago, purportedly on behalf of statewide (California) or nationwide (Houston) classes of consumers who allege that the Company's and other manufacturers' advertising and promotional claims for Rid and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. The Houston and San Francisco cases have been removed to federal court; no proceedings have yet occurred in the other cases. The Company believes the complaints are without merit.

In March 1999, the Company received notice from a California public interest group alleging that the labeling of Desitin violates California's "Proposition 65" by failing to warn of the presence of lead, which is alleged to be a contaminant in the product. Several other manufacturers of zinc oxide-containing topical diaper rash products have received similar notices. Any public prosecutor in California has the option to take over the case. If no public prosecutor does so within a specific period, the public interest group may maintain an action in the public interest. The Company believes that the labeling for Desitin complies with applicable legal requirements.

In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post-marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities. A full examination of the progress made by the Company in this area will occur in 1999.

During 1998, the Company completed the sale of all of the businesses and companies that were part of the Medical Technology Group. As part of the sale provisions, the Company has retained responsibility for certain items, including matters related to the sale of MTG products sold by the Company before the sale of the MTG businesses. A number of cases have been brought against Howmedica Inc. (some of which also name the Company) alleging that P.C.A. one-piece acetabular hip prostheses sold from 1983 through 1990 were defectively designed and manufactured and pose undisclosed risks to implantees. The Company believes that most if not all of these cases are without merit. Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems were filed and ultimately dismissed or discontinued. Thereafter, between late 1996 and early 1998, approximately 700 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. The Company believes that most if not all of these cases are without merit.

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

Tax Matters

The Internal Revenue Service (IRS) has completed its examination of income tax returns through 1992.

In November 1994, Belgian tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect wholly owned subsidiary of our company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. The proposed adjustment arises from an assertion by the Belgian tax authorities of jurisdiction with respect to income resulting primarily from certain transfers of property by our non-Belgian subsidiaries to the Irish branch of PRDCO. In January 1995, PRDCO received an assessment from the tax authorities for additional taxes and interest of approximately $432 million and $97 million, respectively, relating to these matters. In January 1996, PRDCO received an assessment from the tax authorities, for fiscal year 1993, for additional taxes and interest of approximately $86 million and $18 million, respectively. The additional assessment arises from the same assertion by the Belgian tax authorities of jurisdiction with respect to all income of the Irish branch of PRDCO. Based upon the relevant facts regarding the Irish branch of PRDCO and the provisions of Belgian tax laws and the written opinions of outside legal counsel, we believe that the assessments are without merit.

We believe that our accrued tax liabilities are adequate for all years.

Item 4:     Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on April 22, 1999:

1.    the election of five directors, to terms ending in 2002;

2. a proposal to approve the appointment of KPMG LLP as independent auditors for 1999;

3. a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock; and

4. a proposal to amend the Stock and Incentive Plan to increase the number of shares of common stock authorized to be issued under the Plan and to extend the term of the Plan to December 31, 2008.



      Votes were cast for election of directors as follows:

      Nominee                   Votes For          Votes Withheld

      Michael S. Brown          1,100,399,320          9,158,803
      Constance J. Horner       1,103,372,223          6,185,900
      Thomas G. Labrecque       1,100,490,277          9,067,846
      Franklin D. Raines        1,102,941,082          6,617,041
      Jean-Paul Valles          1,103,294,193          6,263,930

      The appointment of KPMG LLP as auditors for 1999 was approved as follows:

      --    1,103,069,167    votes for approval;
      --        2,085,400    votes against; and
      --        4,403,556    abstentions

     The amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock was approved as follows:

      --    1,071,479,558    votes for approval;
      --       33,964,664    votes against; and
      --        4,113,901    abstentions

     The amendment of the Stock and Incentive Plan to increase the number of shares of common stock authorized to be issued under the Plan and to extend the term of the Plan to December 31, 2008 was approved as follows:

     --       841,893,616    votes for approval;
     --        69,731,287    votes against;
     --         8,676,299    abstentions; and
     --       189,256,921    broker non-votes

Item 6:     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            1) Exhibit 3(i) - Restated Certificate of Incorporation
                               dated April 22, 1999
            2) Exhibit 15   - Accountants' Acknowledgment
            3) Exhibit 18   - Accountants Letter re: change in accounting
                               principle
            4) Exhibit 27   - Financial Data Schedule
            5) Exhibit 27.1 - Financial Data Schedule restated for period ended March 29, 1998.

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the first quarter ended April 4, 1999.




                      PFIZER INC. AND SUBSIDIARY COMPANIES


                                    SIGNATURES





Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.






                                             Pfizer Inc.
                                             (Registrant)





                                             /s/ H. V. Ryan
Dated: May 18, 1999            H. V. Ryan, Vice President; Controller
                               (Principal Accounting Officer and
                                Duly Authorized Officer)


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

FOURTH:
A.  Authorized Shares and Classes of Stock.

     The total number of shares and classes of stock that the Company shall have authority to issue is nine billion twelve million (9,012,000,000) shares, which shall be divided into two classes, as follows: twelve million (12,000,000) shares of Preferred Stock, without par value, and nine billion (9,000,000,000) shares of Common Stock of the par value of $.05 per share.

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



     IN WITNESS WHEREOF, said PFIZER INC. has caused its corporate seal to be hereunto affixed and this certificate to be signed by C. L. Clemente its Senior Vice President and attested by Terence J. Gallagher, its Assistant Secretary, this 22nd day of April, 1999.


     PFIZER INC.             PFIZER INC.
      Corporate
        Seal
        1942
      Delaware               By:  /s/ C. L. Clemente
                             --------------------------
                              Senior Vice President


ATTEST:



By:  /s/ Terence J. Gallagher
-----------------------------
     Assistant Secretary




                                                                 Exhibit 15


ACCOUNTANTS' ACKNOWLEDGMENT


To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge the incorporation by reference of our report dated
May 18, 1999, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended April 4, 1999, in the following Registration Statements:

- Form S-15 dated December 13, 1982 (File No. 2-80884),
- Form S-8 dated October 27, 1983 (File No. 2-87473),
- Form S-8 dated March 22, 1990 (File No. 33-34139),
- Form S-8 dated January 24, 1991 (File No. 33-38708),
- Form S-8 dated November 18, 1991 (File No. 33-44053),
- Form S-3 dated May 27, 1993 (File No. 33-49629),
- Form S-8 dated May 27, 1993 (File No. 33-49631),
- Form S-8 dated May 19, 1994 (File No. 33-53713),
- Form S-8 dated October 5, 1994 (File No. 33-55771),
- Form S-3 dated November 14, 1994 (File No. 33-56435),
- Form S-8 dated December 20, 1994 (File No. 33-56979),
- Form S-4 dated February 14, 1995 (File No. 33-57709),
- Form S-8 dated March 29, 1996 (File No. 33-02061),
- Form S-8 dated September 25, 1997 (File No. 333-36371),
- Form S-8 dated April 23, 1998 (File No. 333-50899), and
- Form S-8 dated April 22, 1999 (File No. 333-76839)

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.





                                         KPMG LLP


New York, New York
May 18, 199


                                                                Exhibit 18
Pfizer Inc.
New York, NY


Ladies and Gentlemen:
We have been furnished with a copy of Form 10-Q of Pfizer Inc. for the quarterly period ended April 4, 1999 and have read the Company's statements contained in Note 3 to the condensed consolidated financial statements included therein. As stated in Note 3, the Company changed all of its remaining inventories previously on LIFO to the FIFO method. Those inventories consisted of U.S. sourced pharmaceutical and part of animal health inventories. The newly adopted accounting principle is preferable in the circumstances because inventory costs are stable and substantially unaffected by inflation. In accordance with your request, we have reviewed and discussed with Company officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.
We have not audited any financial statements of the Company as of any date or for any period subsequent to December 31, 1998, nor have we audited the information set forth in the aforementioned Note 3 to the condensed consolidated financial statements; accordingly, we do not express an opinion concerning the factual information contained therein.
With regard to the aforementioned accounting change, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of the Company's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.
Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted method of accounting is preferable in the Company's circumstances.


                       /s/ KPMG LLP
                      -----------------------------------------------------
                      KPMG LLP

Short Hills, NJ
May 11, 1999








- 56 -