Form 10-Q
period 1999-07-04
PFIZER INC
filed 1999-08-17
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

COMMISSION FILE NUMBER 1-3619

----

PFIZER INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	13-5315170 (I.R.S. Employer Identification No.)

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

YES   X    NO

At August 13, 1999, 3,874,955,129 shares of the issuer's common stock were outstanding (voting).

PFIZER INC.

FORM 10-Q

For the Quarter Ended
July 4, 1999

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months and six months ended July 4, 1999 and June 28, 1998
Condensed Consolidated Balance Sheet at July 4, 1999, December 31, 1998 and June 28, 1998
Condensed Consolidated Statement of Cash Flows for the six months ended July 4, 1999 and June 28, 1998
Notes to Condensed Consolidated Financial Statements
Independent Auditors' Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions, except per share data)	July 4, 1999	June 28, 1998	July 4, 1999	June 28, 1998

Net sales	$3,298	$3,114	$6,823	$6,000
Alliance revenue	481	198	883	348

Total revenues	3,779	3,312	7,706	6,348

Costs and expenses:
Cost of sales	476	484	1,022	927
Selling, informational and administrative expenses	1,565	1,367	3,135	2,566
Research and development expenses	667	550	1,322	1,031
Other deductions-net	43	67	50	238

Income from continuing operations before provision for taxes on income and minority interests	1,028	844	2,177	1,586

Provision for taxes on income	298	249	631	455

Minority interests	1	1	2	2

Income from continuing operations	729	594	1,544	1,129

Discontinued operations-net of tax	(20)	34	(20)	191

Net income	$ 709 ======	$ 628 ======	$1,524 ======	$1,320 ======
Earnings per common share - basic
Income from continuing operations	$ .19	$ .16	$ .41	$ .30
Discontinued operations-net of tax	(.01)	.01	(.01)	.05
Net income	$ .18 ======	$ .17 ======	$ .40 ======	$ .35 ======

Earnings per common share - diluted
Income from continuing operations	$ .18	$ .15	$ .39	$ .29
Discontinued operations-net of tax	--	--	--	.04
Net income	$ .18 ======	$ .15 ======	$ .39 ======	$ .33 ======

Weighted average shares used to calculate earnings per common share amounts
Basic	3,780 ======	3,794 ======	3,781 ======	3,790 ======
Diluted	3,912 ======	3,959 ======	3,922 ======	3,952 ======

Cash dividends per common share	$.07 1/3 =======	$.06 1/3 =======	$.14 2/3 =======	$.12 2/3 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)	July 4, 1999*	Dec. 31, 1998**	June 28, 1998*
ASSETS
Current Assets
Cash and cash equivalents	$ 1,223	$ 1,552	$ 1,089
Short-term investments	3,289	2,377	958
Accounts receivable, less allowance for doubtful accounts: $73, $67, and $52	3,396	2,914	2,885
Short-term loans	370	150	99
Inventories
Finished goods	656	697	544
Work in process	849	890	833
Raw materials and supplies	300	241	236
Total inventories	1,805	1,828	1,613
Prepaid expenses, taxes and other assets	1,068	1,110	696
Net assets of discontinued operations	--	--	1,238
Total current assets	11,151	9,931	8,578
Long-term loans and investments	1,521	1,756	1,305
Property, plant and equipment, less accumulated depreciation: $2,510, $2,429 and $2,199	4,738	4,415	3,960
Goodwill, less accumulated amortization: $114, $109 and $102	779	813	968
Other assets, deferred taxes and deferred charges	1,451	1,387	1,501
Total assets	$19,640 =======	$18,302 =======	$16,312 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $2, $4 and $3	$ 4,938	$ 2,729	$ 2,569
Accounts payable	770	971	733
Dividends payable	321	285	251
Income taxes payable	907	1,162	747
Accrued compensation and related items	535	614	563
Other current liabilities	1,339	1,431	1,071
Total current liabilities	8,810	7,192	5,934

Long-term debt	530	527	724
Postretirement benefit obligation other than pension plans	354	359	390
Deferred taxes on income	185	197	109
Other noncurrent liabilities	1,110	1,217	850
Total liabilities	10,989	9,492	8,007

Shareholders' Equity
Preferred stock	--	--	--
Common stock	212	210	210
Additional paid-in capital	5,575	5,506	4,617
Retained earnings	12,367	11,439	9,928
Accumulated other comprehensive expense	(401)	(234)	(162)
Employee benefit trusts	(3,505)	(4,200)	(3,974)
Treasury stock, at cost	(5,597)	(3,911)	(2,314)
Total shareholders' equity	8,651	8,810	8,305
Total liabilities and shareholders' equity	$19,640 =======	$18,302 =======	$16,312 =======
* Unaudited. ** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(millions of dollars)	Six Months Ended
	July 4, 1999	June 28, 1998
Operating Activities
Income from continuing operations	$1,544	$1,129
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	244	235
Other	24	--
Changes in assets and liabilities	(1,198)	(150)

Net cash provided by operating activities	614	1,214

Investing Activities
Purchases of property, plant and equipment	(687)	(461)
Purchases net of maturities of short-term investments	(2,899)	(1,888)
Proceeds from redemptions of short-term investments	1,985	1,658
Purchases of long-term investments	(166)	(68)
Proceeds from sale of business	--	425
Other investing activities	184	56

Net cash used in investing activities	(1,583)	(278)

Financing Activities
Repayments of long-term debt	(4)	(3)
Increase in short-term debt-net	2,237	395
Purchases of common stock	(1,250)	(323)
Cash dividends paid	(566)	(491)
Stock option transactions	198	168
Other financing activities	45	21

Net cash provided by/(used in)financing activities	660	(233)
Net cash used in discontinued operations	--	(489)
Effect of exchange-rate changes on cash and cash equivalents	(20)	(2)
Net (decrease)/increase in cash and cash equivalents	(329)	212
Cash and cash equivalents at beginning of period	1,552	877

Cash and cash equivalents at end of period	$1,223 ======	$1,089 ======
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$ 687	$ 595
Interest	96	65

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (generally accepted accounting principles) can be condensed or omitted. Per share data may reflect rounding adjustments as a result of the three-for-one stock split described in note 3.

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of May 30, 1999 and May 24, 1998. The operating results for these subsidiaries are for the three and six month periods ending on the same dates.

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

Note 3:  Stock Split and Dividend Declaration

On April 22, 1999, our shareholders voted to increase the number of authorized common shares from three billion to nine billion. The Board of Directors subsequently approved a three-for-one stock split in the form of a 200% stock dividend to all shareholders who owned shares on June 2, 1999. The par value remains at $.05 per share. We issued the additional shares on June 30, 1999. We restated all common share and per share amounts in the financial statements to reflect the impact of the stock split.

On June 24, 1999, the Board of Directors declared an $.08 per share dividend for the third quarter, payable September 9, 1999 to all shareholders who own shares on August 6, 1999. The dividend is adjusted for the three-for-one stock split which occurred on June 30, 1999. The third quarter dividend represents a 26 percent increase over the same period last year.

Note 4:  Change in Method of Inventory Accounting

During the first quarter of 1999, we changed the method of determining the cost of all of our remaining inventories previously on the "Last-in, first-out" (LIFO) method to the "First-in, first-out" (FIFO) method. Those inventories consisted of U.S. sourced pharmaceuticals and part of the animal health inventories.

We believe that the change in accounting for inventories from LIFO to FIFO is preferable because inventory costs are stable and substantially unaffected by inflation. Accordingly, the inventory carrying amount on the balance sheet dated July  4, 1999, as reflected using FIFO, is more meaningful to users of our financial statements.

The change in the method of inventory costing resulted in a pre-tax benefit of $6.6 million recorded in "Cost of sales" for the six months ended July 4, 1999.

Note 5:  Restructuring

During the fourth quarter 1998, we recorded restructuring charges of $177 million. These charges provided for plant and product line rationalizations, including the exit from certain product lines associated with our animal health business and certain of our fermentation businesses. Cash outlays associated with these charges were $8 million in the second quarter and $17 million in the first six months of 1999. The components of the charges for the activities under the restructuring program and the subsequent utilization through the first six months of 1999 follow:

		Utilization
(millions of dollars)	Charges in 1998	1998	Six Months Ended July 4,1999	Reserve July 4, 1999

Property, plant and equipment	$ 49	$ 49	$--	$--
Write-down of intangibles	44	44	--	--
Employee termination costs	40	12	12	16
Other	44	11	5	28
	$177 ====	$116 ====	$17 ===	$44 ===

We expect to complete these restructuring activities by the end of 1999.

As a result of the restructuring, the work force will be reduced by 520 manufacturing, sales and corporate personnel. Notifications to personnel have been made. Cumulative terminations were 134 at December 31, 1998 and 241 at July 4, 1999.

Note 6:  Comprehensive Income

	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 1999	June 28, 1998	July 4, 1999	June 28, 1998

Net income	$709	$628	$1,524	$1,320
Other comprehensive income/(expense):
Currency translation adjustment	(39)	27	(153)	(65)
Net unrealized gain/(loss)on investment securities	8	(17)	(14)	(12)
	(31)	10	(167)	(77)
Total comprehensive income	$678 ====	$638 ====	$1,357 ======	$1,243 ======

Changes in the currency translation adjustment included in "Accumulated other comprehensive expense" for the first six months of 1999 and 1998 were:

(millions of dollars)	1999	1998

Opening balance	$(153)	$(79)
Translation adjustments and hedges	(153)	(65)
Ending balance	$(306) =====	$(144) =====

Note 7:  Segment Information

For the three months ended July 4, 1999 and June 28, 1998:

(millions of dollars)		Pharma- ceutical	Animal Health	Corporate/ Other	Consolidated

Total revenues	1999	$3,474	$305	$ --	$3,779
	1998	2,992	320	--	3,312

Segment profit	1999	1,136	8	(116)(1)	1,028(2)
	1998	1,009	10	(175)(1)	844(2)

For the six months ended July 4, 1999 and June 28, 1998:

(millions of dollars)		Pharma- ceutical	Animal Health	Corporate/ Other	Consolidated

Total revenues	1999	$7,115	$591	$ --	$7,706
	1998	5,738	610	--	6,348

Segment profit	1999	2,453	20	(296)(1)	2,177(2)
	1998	1,901	30	(345)(1)	1,586(2)

(1) Includes interest income/(expense) and corporate expenses. Also includes other income/(expense) of the financial subsidiaries.

(2) Consolidated total equals income from continuing operations before provision for taxes on income and minority interests.

Note 8:  Savings and Investment Plan

On April 22, 1999, our shareholders voted to increase the number of shares of common stock authorized to be issued under the Stock and Incentive Plan by 55 million shares and to extend the term of the Plan to December 31, 2008.

Note 9:  Stock Option Award

On April 22, 1999, the Board of Directors approved a global stock option program under which we granted options for 450 shares of Pfizer stock at a price of $42.07 per share to every eligible employee worldwide.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and subsidiary companies as of July  4, 1999 and June 28, 1998, and the related condensed consolidated statements of income for each of the three month and six month periods then ended and cash flows for the six month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
August 17, 1999

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The components of the Statement of Income follow:

(millions of dollars, except per share data)	Second Quarter			Six Months
	1999	1998*	% Change +	1999	1998*	% Change +

Net sales	$3,298	$3,114	6	$6,823	$6,000	14
Alliance revenue	481	198	143	883	348	154

Total revenues	3,779	3,312	14	7,706	6,348	21

Cost of sales	476	484	(2)	1,022	927	10

Selling, informational and administrative expenses	1,565	1,367	14	3,135	2,566	22
% of total revenues	41.4%	41.3%		40.7%	40.4%

R&D expenses	667	550	21	1,322	1,031	28
% of total revenues	17.7%	16.6%		17.2%	16.2%

Other deductions-net	43	67	(36)	50	238	(79)

Income from continuing operations before taxes	$1,028	$ 844	22	$2,177	$1,586	37
% of total revenues	27.2%	25.5%		28.3%	25.0%

Taxes on income	$ 298	$ 249	20	$ 631	$ 455	39

Effective tax rate	29.0%	29.5%		29.0%	28.7%

Income from continuing operations	$ 729	$ 594	23	$1,544	$1,129	37
% of total revenues	19.3%	17.9%		20.0%	17.8%

Discontinued operations-net of tax	(20)	34	**	(20)	191	**

Net income	$ 709 ======	$ 628 ======	13	$1,524 ======	$1,320 ======	15
% of total revenues	18.8%	19.0%		19.8%	20.8%

Earnings per common share-basic
Income from continuing operations	$ .19	$ .16	19	$ .41	$ .30	37
Discontinued operations-net of tax	(.01)	.01	**	(.01)	.05	**
Net income	$ .18 ======	$ .17 ======	6	$ .40 ======	$ .35 ======	14

Earnings per common share-diluted
Income from continuing operations	$ .18	$ .15	20	$ .39	$ .29	34
Discontinued operations-net of tax	--	--	**	--	.04	**
Net income	$ .18 ======	$ .15 ======	20	$ .39 ======	$ .33 ======	18

Cash dividends per common share	$.07 1/3 =======	$.06 1/3 =======	16	$.14 2/3 =======	$.12 2/3 =======	16

* The 1998 results of MTG are presented in "Discontinued operations-net of tax."
** Calculation not meaningful.
+ Percentages may reflect rounding adjustments.

TOTAL REVENUES

The components of the total revenue increase were as follows:

	% Change from 1998
	Second Quarter	Six Months

Volume	13.7%	20.6%
Price	1.2	1.1
Currency	(0.8)	(0.3)

Total revenue increase	14.1% ====	21.4% ====

Wider acceptance of our major pharmaceutical products and our co-promotion products, including the introduction of our new co-promoted product Celebrex, contributed to the volume increase. In February 1999, we launched Celebrex with G.D. Searle & Co., the pharmaceutical division of Monsanto Company, which discovered and developed the drug. Celebrex is for the relief of symptoms of adult rheumatoid arthritis and osteoarthritis.

The currency impact on the change in revenues was due to the decline in the value of Latin American and Canadian currencies offset in part by the strengthening of the Japanese yen.

Total revenues for the second quarter by segment and the changes from last year were as follows:

(millions of dollars)	1999	% of Total Revenues*	1998	% of Total Revenues	% Change

Pharmaceutical
U.S.	$2,070	54.8	$1,888	57.0	10
International	1,404	37.1	1,104	33.3	27
Worldwide	3,474	91.9	2,992	90.3	16

Animal Health	305	8.1	320	9.7	(5)

Total	$3,779 ======	100.0 =====	$3,312 ======	100.0 =====	14
* Percentages may reflect rounding adjustments.

Total revenues for the first six months by segment and the changes from last year were as follows:

(millions of dollars)	1999	% of Total Revenues	1998	% of Total Revenues	% Change

Pharmaceutical
U.S.	$4,417	57.3	$3,620	57.0	22
International	2,698	35.0	2,118	33.4	27
Worldwide	7,115	92.3	5,738	90.4	24

Animal Health	591	7.7	610	9.6	(3)

Total	$7,706 ======	100.0 =====	$6,348 ======	100.0 =====	21

The following is a discussion of total revenues by business segment:

Pharmaceutical

Worldwide pharmaceutical revenues by category were as follows:

(millions of dollars)	Second Quarter			Six Months
	1999	1998	% Change*	1999	1998	% Change*

Cardiovascular diseases	$1,092	$ 983	11	$2,191	$1,953	12
Infectious diseases	637	567	12	1,575	1,324	19
Central nervous system disorders	491	417	18	1,044	893	17
Erectile dysfunction	310	411	(25)	503	411	22
Diabetes	66	61	8	142	132	8
Allergy	146	106	37	273	191	43
Arthritis/Inflammation	55	58	(5)	109	113	(3)
Alliance revenue	481	198	143	883	348	154
Consumer health care	154	142	8	302	279	8
Other	42	49	(14)	93	94	(1)
Total	$3,474 ======	$2,992 ======	16	$7,115 ======	$5,738 ======	24
* Percentages may reflect rounding adjustments.

Sales of the following pharmaceutical products accounted for 69% of pharmaceutical revenues and 64% of total company revenues in the second quarter of 1999. Individual product sales in the second quarter of 1999 and a brief discussion of each follow:

Product	Category	(millions)	% Change from 1998

Norvasc	Cardiovascular diseases	$722	17
Procardia XL	Cardiovascular diseases	114	(28)
Cardura	Cardiovascular diseases	188	18
Zithromax	Infectious diseases	207	27
Diflucan	Infectious diseases	228	8
Trovan	Infectious diseases	35	60
Viagra	Erectile dysfunction	310	(25)
Zoloft	Central nervous system	461	16
Zyrtec	Allergy	144	38

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
  Sales of Trovan in the second quarter are net of a provision for returns of $12 million. Sales were impacted by recent regulatory actions. We have been in discussion with the European Union's Committee for Proprietary Medicinal Products (CPMP) and the U.S. Food and Drug Administration (FDA) regarding Trovan's liver-related safety profile. In June 1999, the CPMP suspended the European Union licenses of the oral and intravenous formulations of Trovan for 12 months. We disagree with the action taken by the CPMP. Based on discussion with the FDA, we have voluntarily limited the use of Trovan in the U.S. to serious infections in institutionalized patients and have decided to extend this decision worldwide (outside of EU). However, we are continuing to collect medical information and conduct additional analyses to enable a long term approach for proper utilization of Trovan to be reached. We will continue to work collaboratively with the FDA and other regulatory agencies around the world. To that end, we have completed a comprehensive program to notify healthcare professionals worldwide regarding these changes in Trovan prescribing information.

We are evaluating the implications associated with these events including those relating to Trovan inventory, whose value at cost was approximately $300 million as of mid-year 1999. However, the extent of the impact is dependent on the ultimate commercial potential of Trovan, which is not known at this time. A majority of the inventory is in stages of the production process which would be unaffected by expiration issues. It is anticipated that this evaluation will be completed later this year, at which point appropriate charges, if any, to results of operations will be recorded.
  Sales of Viagra, the first effective oral treatment for erectile dysfunction launched in April 1998, decreased due to the large initial trade stocking and sales in the second quarter 1998. Reported sales in the second quarter of 1999 of $310  million, represent a 61% increase over the first quarter of 1999. Second quarter sales include $198 million in the U.S. and $112 million in international markets. We introduced Viagra in Canada and Japan during the second quarter of 1999 and Viagra is now available in most large markets. Sales benefited from:
    continuing strength in the U.S.
    the introduction of the 100-tablet bottle in the U.S.
    the continuing global rollout of the product
  Sales growth of Zoloft reflects new uses and the product's continuing acceptance for its effectiveness and its favorable safety profile compared to older anti-depressants.
  Zyrtec is the first once-daily prescription antihistamine for the treatment of seasonal and year-round allergies and hives in children ages 2 to 5. It was previously approved for these uses in patients over the age of 5. The product provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing.

In March 1999, we received an approvable letter from the FDA to market Tikosyn for use in the treatment of atrial fibrillation, a type of heart rhythm disorder. Final labeling discussions are now proceeding in the U.S. and regulatory review is continuing in Europe.

Alliance revenue reflects revenue associated with the co-promotion of Lipitor, Aricept and Celebrex. Alliance revenue increased 143% in the second quarter of 1999 due to increasing usage of Lipitor and Aricept as well as the introduction of Celebrex.

On June 16, 1999, we announced that we had signed a letter of intent with Warner-Lambert to extend and expand the co-promotion of Lipitor. We will continue our collaboration for a total of ten years. Further, with a goal of expanding our product collaborations, we plan to explore potential Lipitor line extensions and product combinations and other areas of mutual interest. This would include exploring the development of a combination product that contains the cholesterol-lowering and anti-hypertensive medications in Lipitor and Norvasc - two of the world's most widely prescribed cardiovascular medicines. As part of our expanded collaboration, we also agreed to co-promote with Warner-Lambert our migraine drug Relpax (eletriptan) which is currently undergoing regulatory review in the U.S. and Europe. Warner-Lambert will have global co-promotion rights to Relpax for ten years. Further modifications will be made to the existing Lipitor marketing arrangements to provide additional benefits to Warner-Lambert under certain circumstances. We expect to sign final agreements with Warner-Lambert for both Lipitor and Relpax later this year.

Consumer health care product sales increased 8 percent in the quarter to $154 million. Results benefited from the strong performance of key products, including Visine and Cortizone.

Animal Health

Animal Health sales for the second quarter decreased 5%. Excluding the effect of foreign exchange, sales decreased 1%. Overall performance was negatively affected by a difficult operating environment, including a weak livestock market in the U.S. and Europe, as well as foreign exchange. Sales of virginiamycin, an antibiotic for poultry, cattle and swine, decreased as a result of the decision by the European Commission to ban the product in the European Union after June 30, 1999. Sales of companion animal products rose 10% in the quarter.

On July 12, the FDA granted marketing approval for Revolution, the first and only topical medication for dogs and cats effective against heartworm, fleas and many other parasites. Discovered and developed by the Pfizer Animal Health Research Group, Revolution is effective for one month after a single, small-spot application on the pet's skin.

Revenues by Country

Total revenues in the U.S. increased largely due to pharmaceutical sales growth and alliance revenue, as described above. Total revenues by country were as follows:

(millions of dollars)
Second Quarter
1999	% of Total Revenues	1998	% of Total Revenues		% Change

$2,206	58.4	$2,021	61.0	United States	9
315	8.3	244	7.4	Japan	29
1,258	33.3	1,047	31.6	All Other	20
$3,779 ======	100.0 =====	$3,312 ======	100.0 =====	Consolidated	14

(millions of dollars)
Six Months
1999	% of Total Revenues	1998	% of Total Revenues		% Change

$4,670	60.6	$3,867	60.9	United States	21
587	7.6	474	7.5	Japan	24
2,449	31.8	2,007	31.6	All Other	22
$7,706 ======	100.0 =====	$6,348 ======	100.0 =====	Consolidated	21

COSTS AND EXPENSES

During the fourth quarter 1998, we recorded restructuring charges of $177 million. These charges provided for plant and product line rationalizations, including the exit from certain product lines associated with our animal health business and certain of our fermentation businesses. Cash outlays associated with these charges were $8 million in the second quarter of 1999 and $17 million in the first six months of 1999.

We expect to complete these restructuring activities by the end of 1999.

As a result of the restructuring, the work force will be reduced by 520 manufacturing, sales and corporate personnel. Notifications to personnel have been made. Cumulative terminations were 134 at December 31, 1998 and 241 at July 4, 1999.

Cost of Sales

Cost of sales decreased 2% in the second quarter of 1999 versus a 6% increase in net sales over the prior year period. The decrease in cost of sales is primarily due to improvements in business and product mix, manufacturing efficiencies, favorable foreign exchange and the absence of certain 1998 manufacturing charges. Cost of sales increased by 10% in the first six months of 1999 over the prior year period primarily due to increased sales. Included in cost of sales for the first six months of 1999 is a benefit of $6.6 million related to the change in accounting for inventories from LIFO to FIFO.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 14% in the second quarter and 22% in the first six months of 1999 over the prior year periods. Support for previously introduced products and launches of new products led to the increase. This support includes substantial global investments in our pharmaceutical sales force such as the creation of a new primary-care sales force, a new specialty sales force dedicated to rheumatology and personnel increases in other specialty sales forces. About 3,000 Pfizer and G.D. Searle sales representatives were involved in the U.S. launch of Celebrex.

Research and Development Expenses

Research and development expenses increased 21% in the second quarter and 28% in the first six months of 1999 over the prior year periods. We expect total spending to be about $2.8 billion in 1999 to discover new chemical compounds and advance others in development which include:

  Relpax, for the treatment of migraine headaches. Regulatory review is advancing in Europe and the U.S.;
  Alond, for the treatment of kidney and cardiovascular disorders related to diabetes. We have decided to no longer pursue further development of Alond for the treatment of nervous system disorders related to diabetes;
  voriconazole, for the treatment of fungal infections;
  darifenacin, for the treatment of urinary urge incontinence;
  droloxifene and lasofoxifene (CP 336,156) for prevention and treatment of osteoporosis, treatment of atherosclerosis and prevention of breast cancer;
  ezlopitant, for the treatment of chemotherapy-induced nausea and vomiting in cancer patients;
  Zeldox, for the treatment of psychotic disorders. As previously announced, we have undertaken additional clinical work on this product to answer questions raised by the FDA in its nonapprovable letter. Refiling of the Zeldox New Drug Application is planned for later this year;
  an inhaled form of insulin under codevelopment with Hoechst Marion Roussel and Inhale Therapeutic Systems and
  valdecoxib, a second-generation arthritis compound under codevelopment with G.D. Searle.

We are also developing new uses or dosages for Norvasc, Zyrtec, Zoloft, Lipitor, Zithromax, Viagra and Celebrex.

Other (income)/deductions-net

The following components were included in "Other deductions-net" in the second quarter and first six months of 1999 and 1998:

	Second Quarter			Six Months
(millions of dollars)	1999	1998	% Change*	1999	1998	% Change*

Interest income	$(72)	$(40)	80	$(138)	$(76)	82
Interest expense	53	34	57	94	61	54
Co-promotion payments to Searle	--	--	--	--	100	--
Brand-name prescription drug antitrust litigation settlement	--	13	--	2	53	(96)
Amortization of goodwill and other intangibles	10	12	(13)	21	24	(12)
Foreign exchange	(4)	4	**	(11)	(1)	M+
Other, net	56	44	25	82	77	6
Other deductions-net	$ 43 ====	$ 67 ====	(36)	$ 50 =====	$238 ====	(79)
* Percentages may reflect rounding adjustments. ** Calculation not meaningful. M+ Change greater than one thousand percent.

Interest income increased in the second quarter and first six months of 1999 over the prior year primarily as a result of an increase in short-term investments purchased in large part from cash received from the MTG divestiture. Interest expense in the second quarter and first six months of 1999 increased over the prior year as a result of a higher average level of short-term borrowings in 1999.

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES

Income from continuing operations before taxes increased 22% in the second quarter and 37% in the first six months of 1999. Excluding certain significant charges from 1998 results, income from continuing operations before taxes increased 18% in the second quarter and 23% in the first six months of 1999. Certain significant 1998 charges consist of:

  first quarter 1998 payments to G.D. Searle of $100 million related to the development and co-promotion of Celebrex and its second-generation compound for the treatment of arthritis and pain legal settlements of $13 million in the second quarter and $53 million in the first six months of 1998 involving the brand-name prescription drug antitrust litigation other charges of $11 million in the second quarter and $26 million in the first six months of 1998

TAXES ON INCOME

The estimated full-year 1999 effective tax rate of 29% is higher than the 28% rate recorded for full-year 1998 results, excluding the impact of certain significant charges and the MTG divestiture, due largely to the expiration of the R&D tax credit in June 1999. The effective tax rate of 29% for the second quarter of 1999 is lower than the 29.5% rate recorded in the second quarter of 1998, which reflected an adjustment of first quarter 1998 results due to a greater portion of our taxable income being derived from the U.S.

DISCONTINUED OPERATIONS

In the second quarter 1999, we agreed to pay a fine of $20 million to settle antitrust charges involving our former Food Science Group, see Legal Proceedings in Part II of this report for additional information. This charge is reflected in discontinued operations. In the second quarter of 1998, we reported income from discontinued operations of $34 million-net of tax, consisting of $36 million in income from operations of discontinued businesses-net of tax and $2 million loss on disposal of discontinued businesses-net of tax. In the first six months of 1998, we reported income from discontinued operations of $191 million-net of tax consisting of $53 million in income from operations of discontinued businesses-net of tax and $138 million gain on disposal of discontinued businesses-net of tax.

The income from operations of discontinued businesses in 1998 consisted of the results of the businesses which comprised MTG:

  Valleylab (prior to its sale in the first quarter of 1998)
  Schneider and American Medical Systems (prior to their sales in September 1998)
  Howmedica (prior to its sale in December 1998)

NET INCOME

Net income increased 13% in the second quarter and 15% in the first six months of 1999 over the prior year period. Diluted earnings per share were $.18 in the second quarter and $.39 in the first six months of 1999. If the discontinued operations-net of tax and certain significant charges were excluded from the 1998 results, the following would have been the net income and diluted earnings per share:

(millions, except per share data)	Second Quarter		Six Months
	1999	1998	1999	1998

Net income as reported	$709	$628	$1,524	$1,320
Excluding effects of:
1998 discontinued operations-net of tax	--	(34)	--	(191)
1998 certain significant charges-net of tax*	--	14	--	120

Net income excluding 1998 discontinued operations and certain significant charges	$709 ====	$608 ====	$1,524 ======	$1,249 ======

Diluted earnings per share on the same basis	$.18 ====	$.16 ====	$ .39 ======	$ .32 ======
* Consists of first quarter 1998 payments to G.D. Searle for Celebrex, legal settlements involving the brand-name prescription drug antitrust litigation and other charges.

OUTLOOK

Our financial performance for 1999 will depend on such factors as the sales of new, existing and alliance products; the size and timing of investments; the impact of foreign exchange; the effective tax rate; potential inventory and other charges related to Trovan; and changes in trade buying patterns, including the potential impact of the Year 2000 issue.

For the full year 1999, we are comfortable with the current range of the majority of analysts' estimates for diluted earnings per share of $2.40 to $2.50, on a pre-split basis, subject to the impact of any potential uncertainties, such as those listed above. These estimates represent a 20% to 25% growth rate relative to 1998 diluted earnings per share excluding the impact of certain significant items and the MTG divestiture. Going forward, we remain comfortable with that range, adjusted to reflect the recent three-for-one stock split, of 80 to 83 cents per share, subject to the impact of any potential uncertainties, such as those listed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The net financial asset position was as follows:

(millions of dollars)	July 4, 1999	Dec. 31, 1998	June 28, 1998

Financial assets*	$6,403	$5,835	$3,451
Short-term borrowings and long-term debt	5,468	3,256	3,293
Net financial assets	$ 935 ======	$2,579 ======	$ 158 ======
* Consists of cash and cash equivalents, short-term investments and loans and long-term loans and investments.

To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of our financial strength are as follows:

	July 4, 1999	Dec. 31, 1998	June 28, 1998

Working capital (millions of dollars)	$2,341	$2,739	$2,644

Current ratio	1.27:1	1.38:1	1.45:1

Debt to total capitalization (percentage)*	39%	27%	28%

Shareholders' equity per common share**	$ 2.29	$ 2.33	$ 2.19

* Represents total short-term borrowings and long-term debt divided by the sum of total short-term borrowings, long-term debt and total shareholders' equity.
** Represents total shareholders' equity divided by the actual number of common shares outstanding.

The decrease in working capital from December 31, 1998 to July 4, 1999 was primarily due to the following:

    an increase in short-term borrowings to fund common stock purchases and dividends offset by:

    an increase in short-term investments
    an increase in accounts receivable, which includes higher alliance revenue receivables, due to growth in sales volume and the contractual payment terms of alliance revenue receivables a decrease in accounts payable primarily due to the timing of payments lower income taxes payable

The decrease in working capital from June 28, 1998 to July 4, 1999 was primarily due to the following:

    an increase in short-term borrowings due to an increase in funding for common stock purchases at a higher average price offset by:

    an increase in short-term investments due to the receipt of cash from the MTG divestiture an increase in short-term loans receivable
    an increase in accounts receivable, which includes higher alliance revenue receivables, due to growth in sales volume and the contractual payment terms of alliance revenue receivables

Net Cash Provided by Operating Activities

During the first six months of 1999, operating activities provided net cash of $614 million, a decrease of $600 million from the 1998 period. The decrease was primarily attributable to changes in prepaid expenses, accounts payable, income taxes and other accrued liabilities excluding the impact of foreign exchange.

Net Cash Used in Investing Activities

In the first six months of 1999, investing activities used net cash of $1,583 million, an increase of $1,305 million over the 1998 period. This change was primarily attributable to short-term investments primarily purchased by our financial subsidiaries, an increase in capital expenditures and an absence of proceeds from the sale of businesses in 1999.

Net Cash Provided by/Used in Financing Activities

In the first six months of 1999, net cash provided by financing activities was $660 million, an increase of $893 million over the 1998 period. This was primarily due to an increase in short-term borrowings, the proceeds of which were partially used to purchase common stock. During the second quarter of 1999, we purchased approximately 15.2 million shares of common stock on the open market at an average price of about $36.93 per share. Through July 4, 1999, we purchased approximately 45.5 million shares at a total cost of about $1.8 billion under the current share-purchase program begun in September 1998. Dividends paid increased due to the increase in the first and second quarters' 1999 dividend rate per common share compared to the prior year period.

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

Phase	Status at End of First Six Months of 1999
Inventory	Completed
Assessment & Planning	Completed
Implementation	Critical systems - 95% complete
Remaining systems (including embedded systems) - will be modified by the end of the third quarter of 1999
Certification	Critical systems - 90% complete
Remaining systems (embedded technology) - expect to substantially complete testing by end of the third quarter of 1999

Because the company's Year 2000 compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. We have requested our critical vendors, major customers, service suppliers, communication providers, product alliance partners and banks to verify their Year 2000 readiness information. We continue to monitor the readiness of our critical trading partners. If our systems or those of key third parties are not fully Year 2000 functional, we estimate that up to a two-week disruption in operations could occur. Such a disruption could result in delays in the distribution of finished goods or receipt of raw materials, errors in customer order taking, disruption of clinical activities or delays in product development. These consequences could have a material adverse impact on our results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course. We believe that our efforts, including the development of a contingency plan, will significantly reduce the adverse impact that any disruption in business might have.

As part of the contingency plan being developed, Business Continuity Plans (the Plans) will address critical areas of our business. The Plans will be designed to mitigate serious disruptions to our business flow beyond the end of 1999 independent of our external providers' Year 2000 compliance. The Plans will provide for some increasing of inventory to meet customer needs, protecting the integrity of ongoing activities, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. These plans are essentially complete and we will be conducting tests of the Plans during the rest of the year.

Since we completed our Business Continuity Plans, we now estimate that the total cost to prepare for our Year 2000 program is approximately $140 million, of which approximately $100 million has been incurred through the end of July. The total project cost reflects an increase in costs from our estimate at December 31, 1998 associated with business continuity plans and embedded technology. The remaining costs are associated with the final stages of our Year 2000 project which include business continuity planning, remediating/testing embedded technology and final testing and certification of systems. These costs are expensed as incurred, except for capitalizable hardware of $5 million in 1998, $5.7  million in the first six months of 1999 and $3.8  million estimated for the remainder of 1999 and are being funded through operating cash flows. Such costs do not include normal system upgrades and replacements.

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

On July 19, 1999 the Company entered into an agreement to plead guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltol from December 1989 until December 1995. The Company also agreed to pay a total fine of $20 million. The activities involved the Company's former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company's current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Three purported class action suits involving these products have been filed against the Company; one in California State Court, and two in New York Federal Court. The Company does not believe that this plea and settlement, or civil litigation involving these products, will have a material effect on its business or results of operations.

On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained-release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent-infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. Mylan has filed its answer denying infringement and a scheduling order has been entered. Discovery has been essentially completed and the parties dispositive motions were filed by an extended deadline of July 19, 1999, including Pfizer and Bayer's summary judgment motion seeking to dismiss Mylan's patent misuse defenses and counterclaims. On March 15, 1999, Mylan received tentative approval from the FDA for its 30 mg. extended release nifedipine tablet. On March 16, 1999, the United States District Court granted Mylan's motion to file an amended answer and antitrust counterclaims. All discovery on the antitrust counterclaims is stayed pending resolution of the patent misuse claims. On March 29, 1999, Mylan filed a motion for summary judgment based on an adverse decision against Bayer in Bayer's litigation against Elan which involved the same nifedipine particle size patent.

On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained-release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratory of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998, Bayer and Pfizer filed a patent-infringement action against Biovail, relating to their 60 mg. nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24, 1998, Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the District Court in Pennsylvania granted Pfizer's motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the District Court in Puerto Rico denied Biovail's motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. On April 12, 1999, Biovail filed a motion for summary judgment also based in part on the summary judgment motion granted to Elan in the Bayer v. Elan litigation in the Northern District of Georgia. Pfizer and Bayer's response was filed on April 26, 1999.

On April 2, 1998, the Company received notice from Lek U.S.A. Inc. of its filing of an ANDA for a 60 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998, Bayer and Pfizer commenced suit against Lek for infringement of Bayer's U.S. Patent No. 5,264,446, as well as for infringement of a second Bayer patent, No. 4,412,986 relating to combinations of nifedipine with certain polymeric materials. On September 14, 1998, Lek was served with the summons and complaint. Plaintiffs amended the complaint on November 10, 1998, limiting the action to infringement of U.S. Patent 4,412,986. On January 19, 1999, Lek filed a motion to dismiss the complaint alleging infringement of U.S. Patent 4,412,986. Pfizer responded to this motion and oral argument has been held in abeyance pending a settlement conference ordered for August 5, 1999.

On February 10, 1999, the Company received a notice from Lek U.S.A. of its filing of an ANDA for a 90 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On March 25, 1999, Bayer and Pfizer commenced suit against Lek for infringement of the same two Bayer patents originally asserted against Lek's 60 mg. formulation. This case is also the subject of the August 5, 1999 settlement conference.

On November 9, 1998, Pfizer received an ANDA notice letter from Martec Pharmaceutical, Inc. for generic versions (30 mg., 60 mg., 90 mg.) of Procardia XL. On or about December 18, 1998, Pfizer received a new ANDA certification letter stating that the ANDA had actually been filed in the name of Martec Scientific, Inc. On December 23, 1998, Pfizer brought an action against Martec Pharmaceutical, Inc. and Martec Scientific, Inc. in the Western District of Missouri for infringement of Bayer's patent relating to nifedipine of a specific particle size. On January 26, 1999, a second complaint was filed against Martec Scientific in the Western District of Missouri based on Martec's new ANDA certification letter. Martec filed its response to this complaint on February 26, 1999.

Pfizer filed suit on July 8, 1997, against the FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended-release mechanism. Pfizer's suit alleges that extended-release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. On March 31, 1998, the U.S. District Judge granted the government's motion for summary judgment against the Company. On July 16, 1999, the D.C. Court of Appeals dismissed the appeal on the ground that since FDA had not approved any ANDA referencing Procardia XL that uses a different extended-release mechanism than the osmotic pump mechanism of Procardia XL, it was premature to maintain this action, stating that Pfizer has the right to bring such an action if, and when, the FDA approves such an ANDA.

On March 31, 1999, the Company received notice from TorPharm of its filing, through its U.S. agent Apotex Corp., of an ANDA for 1 mg., 2 mg., 4 mg. and 8 mg. tablets alleged to be bioequivalent to Cardura (doxazosin mesylate).

The notice letter alleges that Pfizer's patent on doxazosin is invalid in view of certain prior art references. Following a review of these allegations, suit was filed in the United States District Court for the Northern District of Illinois against TorPharm and Apotex Corp. on May 14, 1999. The defendants requested a 90-day period in which to file their answer. The request was granted and TorPharm/Apotex's answer is now due on August 19, 1999.

On May 5, 1999, the Company filed an action against Sibia Neurosciences, Inc. in the United States District Court for the District of Delaware seeking a declaratory judgment that two Sibia patents claiming reporter gene drug screening assays are invalid, not infringed by the Company, and unenforceable due to Sibia's misuse of its patent rights in seeking certain license terms. On May 27, 1999, Sibia Neurosciences, Inc. filed an answer to the Company's declaratory judgment action in which Sibia denies that a prior case or controversy existed, but admits that a case or controversy does now exist regarding at least one patent in suit, denies the invalidity, unenforceability and non-infringement of the patents in suit, and asserts various jurisdictional and equitable defenses, affirmative defenses, and lack of standing by the Company to assert patent misuse. Sibia Neurosciences also filed a counterclaim alleging willful infringement by the Company of one of the patents in suit. A reply to that counterclaim denying Sibia's allegation has been filed.

On May 19, 1999, Abbott Laboratories filed an action against the Company in the United States District Court of the Northern District of Illinois alleging that the Company's use, sale or manufacture of trovafloxacin infringes Abbott's United States Patent No. 4,616,019 claiming naphthyriding antibiotics and seeking a permanent injunction and damages. An answer denying these allegations was filed on June 9, 1999.

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

At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. The CCR has continued to settle remaining opt-out cases and claims on a similar basis to past settlements. As of June 26, 1999, there were 60,752 personal injury claims pending against Quigley and 35,917 such claims against the Company (excluding those which are inactive or have been settled in principle), and 68 talc cases against the Company.

The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage and talc claims, will be largely covered by insurance policies issued by several primary insurance carriers and a number of excess carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. Litigation against excess insurance carriers seeking damages and/or declaratory relief to secure their coverage obligations has now been largely resolved, although claims against a number of such insureds do remain pending. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

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

Since December 1998, three actions have been filed, in state courts in Houston, San Francisco, and Chicago, purportedly on behalf of statewide (California) or nationwide (Houston and Chicago) classes of consumers who allege that the Company's and other manufacturers' advertising and promotional claims for Rid and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. The Houston case has been voluntarily dismissed and proceedings in the San Francisco and Chicago cases are still in earliest stages of the proceedings. The Company believes the complaints are without merit.

In March 1999, and subsequently in June 1999, the Company received notices from a California public interest group alleging that the labeling of Desitin ointment, lotion and powder violates California's "Proposition 65" by failing to warn of the presence of lead, which is alleged to be a contaminant in the product. Several other manufacturers of zinc oxide-containing topical diaper rash ointments, lotions and powders have received similar notices. Any public prosecutor in California has the option to take over the case. If no public prosecutor does so within a specific period, the public interest group may maintain an action in the public interest. With respect to the March 1999 notice, this period has ended. The Company believes that the labeling for Desitin complies with applicable legal requirements.

In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post-marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities. A review of this area has recently been undertaken and the Company is in ongoing discussions with the FDA regarding this matter.

During May and June 1999, the FDA and the CPMP reconsidered the approvals to market Trovan, a broad-spectrum antibiotic, following post-market reports of severe adverse liver reactions to the drug. On June 9, the Company announced that, regarding the marketing of Trovan in the United States, it had agreed to restrict the indications, limit product distribution, make certain other labeling changes and to communicate revised warnings to healthcare professionals in the United States. On July 1, Pfizer received the opinion of the CPMP recommending a one-year suspension of the licenses to market Trovan in the European Union. The CPMP opinion is in the process of being codified into a Final Decision by the European Commission. In June and July, 1999 two lawsuits were filed in state court in South Carolina on behalf of a purported class of all persons who received Trovan, seeking compensatory and punitive damages and injunctive relief. No proceedings have yet occurred in these suits and the Company believes that they are not properly maintainable as class actions, and will defend them accordingly.

During 1998, the Company completed the sale of all of the businesses and companies that were part of the Medical Technology Group. As part of the sale provisions, the Company has retained responsibility for certain items, including matters related to the sale of MTG products sold by the Company before the sale of the MTG businesses. A number of cases have been brought against Howmedica Inc. (some of which also name the Company) alleging that P.C.A. one-piece acetabular hip prostheses sold from 1983 through 1990 were defectively designed and manufactured and pose undisclosed risks to implantees. The Company believes that most if not all of these cases are without merit. Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems were filed and ultimately dismissed or discontinued. Thereafter, between late 1996 and early 1998, approximately 700 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. Most of these claims, along with a number of unfiled claims from other jurisdictions, have now been resolved. The Company believes that most if not all of these cases are without merit.

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

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

  Exhibit 3(ii) - Pfizer Inc. Bylaws amended as of June 24, 1999.
  Exhibit 15 - Accountants' Acknowledgment
  Exhibit 27 - Financial Data Schedule
  Exhibit 27.1 - Financial Data Schedule restated for period ended June 28, 1998.

(b) Reports on Form 8-K

During the second quarter, a report on Form 8-K was filed on July 21, 1999 concerning the voluntary plea agreement with the U.S. Department of Justice relating to charges against our former Food Science Group.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

               Pfizer Inc.

(Registrant)

Dated: August 17, 1999	/s/ H. V. Ryan H. V. Ryan, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge the incorporation by reference of our report dated August 17, 1999, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended July 4, 1999, in the following Registration Statements:

  Form S-15 dated December 13, 1982 (File No. 2-80884),
  Form S-8 dated October 27, 1983 (File No. 2-87473),
  Form S-8 dated March 22, 1990 (File No. 33-34139),
  Form S-8 dated January 24, 1991 (File No. 33-38708),
  Form S-8 dated November 18, 1991 (File No. 33-44053),
  Form S-3 dated May 27, 1993 (File No. 33-49629),
  Form S-8 dated May 27, 1993 (File No. 33-49631),
  Form S-8 dated May 19, 1994 (File No. 33-53713),
  Form S-8 dated October 5, 1994 (File No. 33-55771),
  Form S-3 dated November 14, 1994 (File No. 33-56435),
  Form S-8 dated December 20, 1994 (File No. 33-56979),
  Form S-4 dated February 14, 1995 (File No. 33-57709),
  Form S-8 dated March 29, 1996 (File No. 33-02061),
  Form S-8 dated September 25, 1997 (File No. 333-36371), and
  Form S-8 dated April 22, 1999 (File No. 333-76839)

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

New York, New York
August 17, 1999