Form 10-Q
period 1999-10-03
PFIZER INC
filed 1999-11-15
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999

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

YES   X    NO

At November 12, 1999, 3,871,259,325 shares of the issuer's common stock were outstanding (voting).

PFIZER INC.

FORM 10-Q

For the Quarter Ended
October 3, 1999

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months and nine months ended October 3, 1999 and September 27, 1998
Condensed Consolidated Balance Sheet at October 3, 1999, December 31, 1998 and September 27, 1998
Condensed Consolidated Statement of Cash Flows for the nine months ended October 3, 1999 and September 27, 1998
Notes to Condensed Consolidated Financial Statements
Independent Auditors' Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Oct. 3, 1999	Sept. 27, 1998	Oct. 3, 1999	Sept. 27, 1998

Net sales	$3,423	$3,110	$10,245	$9,110
Alliance revenue	569	220	1,452	568

Total revenues	3,992	3,330	11,697	9,678

Costs and expenses:
Cost of sales	809	474	1,832	1,401
Selling, informational and administrative expenses	1,472	1,323	4,606	3,889
Research and development expenses	694	550	2,016	1,581
Other deductions-net	50	281	99	519

Income from continuing operations before provision for taxes on income and minority interests	967	702	3,144	2,288

Provision for taxes on income	265	186	896	641

Minority interests	1	1	3	3

Income from continuing operations	701	515	2,245	1,644

Discontinued operations-net of tax	--	882	(20)	1,073

Net income	$ 701 ======	$1,397 ======	$ 2,225 =======	$2,717 ======
Earnings per common share - basic
Income from continuing operations	$ .19	$ .13	$ .60	$ .43
Discontinued operations-net of tax	--	.24	(.01)	.29
Net income	$ .19 ======	$ .37 ======	$ .59 =======	$ .72 ======

Earnings per common share - diluted
Income from continuing operations	$ .18	$ .13	$ .57	$ .42
Discontinued operations-net of tax	--	.23	--	.27
Net income	$ .18 ======	$ .36 ======	$ .57 =======	$ .69 ======

Weighted average shares used to calculate earnings per common share amounts
Basic	3,771 ======	3,795 ======	3,778 =======	3,791 ======
Diluted	3,893 ======	3,950 ======	3,912 =======	3,950 ======

Cash dividends per common share	$ .08 ======	$.06 1/3 =======	$.22 2/3 =======	$ .19 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)	Oct. 3, 1999*	Dec. 31, 1998**	Sept. 27, 1998*
ASSETS
Current Assets
Cash and cash equivalents	$ 942	$ 1,552	$ 2,723
Short-term investments	3,966	2,377	930
Accounts receivable, less allowance for doubtful accounts: $66, $67, and $54	3,618	2,914	2,860
Short-term loans	281	150	150
Inventories
Finished goods	642	697	610
Work in process	721	890	826
Raw materials and supplies	275	241	245
Total inventories	1,638	1,828	1,681
Prepaid expenses, taxes and other assets	1,039	1,110	716
Net assets of discontinued operations	--	--	814
Total current assets	11,484	9,931	9,874
Long-term loans and investments	1,541	1,756	1,717
Property, plant and equipment, less accumulated depreciation: $2,608, $2,429 and $2,271	5,059	4,415	4,115
Goodwill, less accumulated amortization: $116, $109 and $163	776	813	883
Other assets, deferred taxes and deferred charges	1,379	1,387	1,588
Total assets	$20,239 =======	$18,302 =======	$18,177 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $2, $4 and $4	$ 5,486	$ 2,729	$ 3,350
Accounts payable	694	971	817
Dividends payable	--	285	--
Income taxes payable	909	1,162	1,147
Accrued compensation and related items	576	614	550
Other current liabilities	1,427	1,431	1,395
Total current liabilities	9,092	7,192	7,259

Long-term debt	525	527	528
Postretirement benefit obligation other than pension plans	351	359	389
Deferred taxes on income	272	197	441
Other noncurrent liabilities	1,213	1,217	915
Total liabilities	11,453	9,492	9,532

Shareholders' Equity
Preferred stock	--	--	--
Common stock	212	210	210
Additional paid-in capital	5,580	5,506	4,554
Retained earnings	13,085	11,439	11,325
Accumulated other comprehensive expense	(478)	(234)	(270)
Employee benefit trusts	(3,390)	(4,200)	(3,791)
Treasury stock, at cost	(6,223)	(3,911)	(3,383)
Total shareholders' equity	8,786	8,810	8,645
Total liabilities and shareholders' equity	$20,239 =======	$18,302 =======	$18,177 =======
* Unaudited. ** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(millions of dollars)	Nine Months Ended
	Oct. 3, 1999	Sept. 27, 1998
Operating Activities
Income from continuing operations	$2,245	$1,644
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	381	444
Trovan inventory writeoff	310	--
Other	90	38
Changes in assets and liabilities	(1,228)	(813)

Net cash provided by operating activities	1,798	1,313

Investing Activities
Purchases of property, plant and equipment	(1,104)	(813)
Purchases net of maturities of short-term investments	(4,552)	(2,759)
Proceeds from redemptions of short-term investments	2,965	2,465
Purchases of long-term investments	(242)	(495)
Proceeds from sale of businesses	--	2,655
Other investing activities	347	126

Net cash (used in)/provided by investing activities	(2,586)	1,179

Financing Activities
Repayments of long-term debt	(4)	(199)
Increase in short-term debt-net	2,677	1,161
Purchases of common stock	(1,873)	(1,387)
Cash dividends paid	(851)	(741)
Stock option transactions and other	273	304

Net cash provided by/(used in)financing activities	222	(862)
Net cash (used in)/provided by discontinued operations	(20)	221
Effect of exchange-rate changes on cash and cash equivalents	(24)	(5)
Net (decrease)/increase in cash and cash equivalents	(610)	1,846
Cash and cash equivalents at beginning of period	1,552	877

Cash and cash equivalents at end of period	$ 942 ======	$2,723 ======
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes, net	$1,104	$ 791
Interest	161	104

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

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of August 29, 1999 and August 23, 1998. The operating results for these subsidiaries are for the three and nine month periods ending on the same dates.

As a result of the 1998 divestiture of the Medical Technology Group (MTG), the businesses which comprised MTG--Valleylab, Schneider, American Medical Systems and Howmedica--are presented as "discontinued operations" in the 1998 financial statements.

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

Note 3:  Stock Split

In June 1999, we effected a three-for-one stock split in the form of a 200% stock dividend. We restated all common share and per share amounts in the financial statements to reflect the impact of this stock split. Per share data may reflect rounding adjustments as a result of the three-for-one stock split.

Note 4:  Inventories

In June 1999, the European Union's Committee for Proprietary Medicinal Products (CPMP) suspended the European Union (EU) licenses of the oral and intravenous formulations of Trovan for 12 months. Based on discussion with the U.S. Food and Drug Administration, we have limited the use of Trovan in the U.S. to serious infections in institutionalized patients and have decided to extend this decision worldwide (outside the EU). Based on our evaluation of these events and related matters, we determined that it is unlikely that certain Trovan inventories of bulk, work-in-process, and raw materials will be used. Accordingly, in the third quarter of 1999, we recorded a pre-tax charge of $310 million ($205 million after-tax, or $.05 after-tax per diluted share) to write off Trovan inventories in excess of the amount required to support expected sales. This charge is included in "Cost of sales" in the accompanying statement of income for the third quarter and nine months ended October 3, 1999.

During the first quarter of 1999, we changed the method of determining the cost of all of our remaining inventories previously on the "Last-in, first-out" (LIFO) method to the "First-in, first-out" (FIFO) method. Those inventories consisted of U.S. sourced pharmaceuticals and part of the animal health inventories. We believe that the change in accounting for inventories from LIFO to FIFO is preferable because inventory costs are stable and substantially unaffected by inflation. Accordingly, the inventory carrying amount on the balance sheet dated October 3, 1999, as reflected using FIFO, is more meaningful to users of our financial statements. The change in the method of inventory costing resulted in a pre-tax benefit of $6.6 million recorded in "Cost of sales" for the nine months ended October 3, 1999.

Note 5:  Restructuring

During the fourth quarter of 1998, we recorded restructuring charges of $177 million. These charges provided for plant and product line rationalizations, including the exit from certain product lines associated with our animal health business and certain of our fermentation businesses. Cash outlays associated with these charges were $5 million in the third quarter and $22 million in the first nine months of 1999. The components of the charges for the activities under the restructuring program and the subsequent utilization through the first nine months of 1999 follow:

		Utilization
(millions of dollars)	Charges in 1998	1998	Nine Months Ended Oct. 3, 1999	Reserve Oct. 3, 1999

Property, plant and equipment	$ 49	$ 49	$--	$--
Write-down of intangibles	44	44	--	--
Employee termination costs	40	12	16	12
Other	44	11	6	27
	$177 ====	$116 ====	$22 ===	$39 ===

We expect to substantially complete these restructuring activities by the end of 1999.

As a result of the restructuring, the work force will be reduced by 520 manufacturing, sales and corporate personnel. Cumulative terminations were 250 at October 3, 1999.

Note 6:  Comprehensive Income

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 1999	Sept. 27, 1998	Oct. 3, 1999	Sept. 27, 1998

Net income	$701	$1,397	$2,225	$2,717
Other comprehensive income/(expense):
Currency translation adjustment	(89)	(96)	(242)	(161)
Net unrealized gain/(loss)on investment securities	12	(12)	(2)	(24)
	(77)	(108)	(244)	(185)
Total comprehensive income	$624 ====	$1,289 ======	$1,981 ======	$2,532 ======

Changes in the currency translation adjustment included in "Accumulated other comprehensive expense" for the first nine months of 1999 and 1998 were:

(millions of dollars)	1999	1998

Opening balance	$(153)	$ (79)
Translation adjustments and hedges	(242)	(161)
Ending balance	$(395) =====	$(240) =====

Note 7:  Segment Information

For the three months ended October 3, 1999 and September 27, 1998:

(millions of dollars)		Pharma- ceutical	Animal Health	Corporate/ Other	Consolidated

Total revenues	1999	$3,656	$336	$ --	$3,992
	1998	3,011	319	--	3,330

Segment profit	1999	1,013(1)	19	(65)(2)	967(3)
	1998	837	43	(178)(2)	702(3)

For the nine months ended October 3, 1999 and September 27, 1998:

(millions of dollars)		Pharma- ceutical	Animal Health	Corporate/ Other	Consolidated

Total revenues	1999	$10,770	$927	$ --	$11,697
	1998	8,749	929	--	9,678

Segment profit	1999	3,466(1)	39	(361)(2)	3,144(3)
	1998	2,738	73	(523)(2)	2,288(3)

(1) Includes $310 million charge to write off Trovan inventories.

(2) Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of the financial subsidiaries and certain performance-based compensation expenses not allocated to the operating segments.

(3) Consolidated total equals income from continuing operations before provision for taxes on income and minority interests.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheets of Pfizer Inc. and subsidiary companies as of October 3, 1999 and September 27, 1998, and the related condensed consolidated statements of income for each of the three month and nine month periods then ended and cash flows for the nine month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
November 15, 1999
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The components of the Statement of Income follow:

(millions of dollars, except per share data)	Third Quarter			Nine Months
	1999	1998	% Change*	1999	1998	% Change*

Net sales	$3,423	$3,110	10	$10,245	$9,110	12
Alliance revenue	569	220	159	1,452	568	155

Total revenues	3,992	3,330	20	11,697	9,678	21

Cost of sales	809	474	71	1,832	1,401	31

Selling, informational and administrative expenses	1,472	1,323	11	4,606	3,889	18
% of total revenues	36.9%	39.7%		39.4%	40.2%

R&D expenses	694	550	26	2,016	1,581	27
% of total revenues	17.4%	16.5%		17.2%	16.3%

Other deductions-net	50	281	(82)	99	519	(81)

Income from continuing operations before taxes	$ 967	$ 702	38	$3,144	$2,288	37
% of total revenues	24.2%	21.1%		26.9%	23.6%

Taxes on income	$ 265	$ 186	42	$ 896	$ 641	40

Effective tax rate	27.4%	26.5%		28.5%	28.0%

Income from continuing operations	$ 701	$ 515	36	$2,245	$1,644	37
% of total revenues	17.6%	15.5%		19.2%	17.0%

Discontinued operations-net of tax	--	882	**	(20)	1,073	**

Net income	$ 701 ======	$1,397 ======	(50)	$2,225 ======	$2,717 ======	(18)
% of total revenues	17.6%	42.0%		19.0%	28.1%

Earnings per common share-basic
Income from continuing operations	$ .19	$ .13	46	$ .60	$ .43	40
Discontinued operations-net of tax	--	.24	**	(.01)	.29	**
Net income	$ .19 ======	$ .37 ======	(49)	$ .59 ======	$ .72 ======	(18)

Earnings per common share-diluted
Income from continuing operations	$ .18	$ .13	38	$ .57	$ .42	36
Discontinued operations-net of tax	--	.23	**	--	.27	**
Net income	$ .18 ======	$ .36 ======	(50)	$ .57 ======	$ .69 ======	(17)

Cash dividends per common share	$ .08 ======	$.06 1/3 =======	26	$.22 2/3 =======	$ .19 ======	19

* Percentages in this table and throughout the MD&A may reflect rounding adjustments.

** Calculation not meaningful.

TOTAL REVENUES

The components of the total revenues increase were as follows:

	% Change from 1998
	Third Quarter	Nine Months

Volume	20.5%	20.6%
Price	(0.3)	0.6
Currency	(0.3)	(0.3)

Total revenues increase	19.9% =====	20.9% ====

Wider acceptance of our pharmaceutical products and our co-promotion products, including the introduction of our new co-promoted product Celebrex, contributed to the volume increase. In February 1999, we launched Celebrex with G.D. Searle & Co., the pharmaceutical division of Monsanto Company, which discovered and developed the drug. Celebrex is for the relief of symptoms of adult rheumatoid arthritis and osteoarthritis.

The currency impact on the change in revenues was due to the decline in the value of European and Latin American currencies offset in part by the strengthening of the Japanese yen.

Total revenues for the third quarter by segment and the changes from last year were as follows:

(millions of dollars)	1999	% of Total Revenues	1998	% of Total Revenues	% Change

Pharmaceutical
U.S.	$2,294	57.5	$1,927	57.9	19
International	1,362	34.1	1,084	32.5	26
Worldwide	3,656	91.6	3,011	90.4	21

Animal Health	336	8.4	319	9.6	5

Total	$3,992 ======	100.0 =====	$3,330 ======	100.0 =====	20

Total revenues for the first nine months by segment and the changes from last year were as follows:

(millions of dollars)	1999	% of Total Revenues	1998	% of Total Revenues	% Change

Pharmaceutical
U.S.	$6,710	57.4	$5,547	57.3	21
International	4,060	34.7	3,202	33.1	27
Worldwide	10,770	92.1	8,749	90.4	23

Animal Health	927	7.9	929	9.6	--

Total	$11,697 ======	100.0 =====	$9,678 ======	100.0 =====	21

Pharmaceutical

Worldwide pharmaceutical revenues by therapeutic lines were as follows:

(millions of dollars)	Third Quarter			Nine Months
	1999	1998	% Change	1999	1998	% Change

Cardiovascular diseases	$1,184	$1,090	9	$3,376	$3,043	11
Infectious diseases	648	626	3	2,223	1,950	14
Central nervous system disorders	560	512	9	1,604	1,405	14
Erectile dysfunction	249	141	77	751	551	36
Diabetes	78	70	13	220	201	9
Allergy	147	121	21	420	312	35
Arthritis/Inflammation	55	56	(2)	164	169	(3)
Alliance revenue	569	220	159	1,452	568	155
Consumer health care	131	125	5	433	404	7
Other	35	50	(30)	127	146	(13)
Total	$3,656 ======	$3,011 ======	21	$10,770 =======	$8,749 ======	23

Sales of the following pharmaceutical products accounted for 65% of pharmaceutical revenues and 60% of total company revenues in the third quarter of 1999. Individual product sales in the third quarter of 1999 and a brief discussion of each follow:
(millions of dollars) Product	Therapeutic Line	Net Sales Third Quarter 1999	% Change from 1998

Norvasc	Cardiovascular diseases	$789	17
Cardura	Cardiovascular diseases	198	13
Zithromax	Infectious diseases	228	18
Diflucan	Infectious diseases	249	9
Viagra	Erectile dysfunction	249	77
Zoloft	Central nervous system	530	8
Zyrtec	Allergy	146	22

  Norvasc's sales increased because of the favorable benefits the product provides to patients--once-daily dosing, 24-hour control for hypertension and angina, and tolerability. Sales growth in the U.S. was partially offset by changes in wholesaler stocking patterns relative to the third quarter of last year.
  Cardura's sales increased as it is being increasingly recognized as an effective therapy for the treatment of high blood pressure and enlarged prostate. Sales growth in the U.S. was partially offset by changes in wholesaler stocking patterns relative to the third quarter of last year. Cardura XL is a dosage form that uses the GITS delivery system and may reduce the need for dose alterations. We are currently selling Cardura XL in some European countries.
  Zithromax's sales increased as a result of increased physician recognition of the product's effectiveness, convenient dosing regimen and favorable side-effect profile.
  Sales growth of Diflucan reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Sales growth of Viagra reflects the product's continuing strength in the U.S. and the ongoing global rollout. Viagra is now available in most major markets.
  Sales growth of Zoloft reflects new uses and the product's strong continuing acceptance for its effectiveness and its favorable safety profile compared to older anti-depressants. Sales growth in the U.S. was partially offset by changes in wholesaler stocking patterns relative to the third quarter of last year. In October 1999, an advisory panel of the U.S. Food and Drug Administration (FDA) recommended approval of the use of Zoloft for treatment of post-traumatic stress disorder (PTSD). Zoloft is the first medicine to receive an FDA advisory panel recommendation for approval for the treatment of PTSD.
  Sales growth of Zyrtec reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is also the only prescription antihistamine approved for children as young as 2 years old.

In June 1999, the European Union's Committee for Proprietary Medicinal Products (CPMP) suspended the European Union (EU) licenses of the oral and intravenous formulations of Trovan for 12 months. Based on discussion with the FDA, we have limited the use of Trovan in the U.S. to serious infections in institutionalized patients and have decided to extend this action worldwide (outside the EU). Trovan returns exceeded sales in the third quarter of 1999 by approximately $8 million as a result of these regulatory actions. Trovan sales were $91 million in the first nine months of 1999. See Cost of Sales for a discussion of the Trovan inventory charge.

In October 1999, the FDA approved Tikosyn for use in the treatment of atrial fibrillation, a type of heart rhythm disorder. We expect to launch Tikosyn in the U.S. in the first quarter of 2000.

In November 1999 we received an approvable letter from the FDA for Relpax, for the treatment of migraines. We will be filing by the first quarter of 2000 safety updates and full clinical study reports and analyses as part of the final approval process. Regulatory review is advancing in Europe.

Alliance revenue reflects revenue associated with the co-promotion of Lipitor, Aricept and Celebrex, which was launched in February 1999. Alliance revenue increased 159% to $569 million in the third quarter of 1999 due to increasing usage of these co-promoted products.

On June 16, 1999, we announced that we had signed a letter of intent with Warner-Lambert Company to extend and expand the co-promotion of Lipitor. Pursuant to the letter of intent announced, we expect that we will continue our collaboration for a total of ten years. Further, with a goal of expanding our product collaborations, it is anticipated that we will jointly explore potential Lipitor line extensions and product combinations and other areas of mutual interest. This would include a program to develop a combination product that contains the cholesterol-lowering and anti-hypertensive medications in Lipitor and Norvasc - two of the world's most widely prescribed medicines. Under the Lipitor co-promotion agreement, Warner-Lambert can terminate Pfizer's co-promotion if there is a change in control of Warner-Lambert during the first five years after product launch following a notice period; however, such termination can not be effective earlier than the beginning of the fourth year after launch. Also, Warner-Lambert has the right, at its election at any time after the fifth year after the product launch, to terminate Pfizer's co-promotion following a notice period; however, such termination can not be effective earlier than the beginning of the sixth year after launch. Together with Warner-Lambert, we launched Lipitor in the U.S. as well as in certain international markets beginning in February 1997. If Warner-Lambert terminates under either scenario, it is required to pay Pfizer a significant percentage of Lipitor's profits until the balance of the 10-year term of the contract expires. We have reached agreement in principle with Warner-Lambert to co-promote Relpax globally for ten years. In addition to Relpax, we anticipate that further modifications will be made to the existing marketing arrangements to provide additional benefits to Warner-Lambert under certain circumstances. These benefits will balance Warner-Lambert's return from Relpax with further potential collaborations for Pfizer product(s) or modifications to the companies' other arrangements - see Recent Development section for a discussion of the company's proposal to acquire Warner-Lambert. On November 15, 1999, Warner-Lambert issued a press release stating that it is (i) reviewing whether Pfizer breached its contracts regarding Lipitor and what steps it might take, (ii) whether to terminate the Lipitor agreement by its terms and (iii) asking Pfizer to make public the Lipitor contracts. Pfizer, by letter of the same date, stated that it had not in any way breached any of its agreements and also agreed to release the confidentiality provisions of the agreements.

Consumer health care product sales increased 5 percent in the quarter to $131 million. Results benefited from the performance of key products, including Visine. In the fourth quarter of 1999, we sold the Bain de Soleil sun care product line. Proceeds from the sale approximated the total of the carrying value of net assets associated with this product and costs to sell the product line.

Animal Health

Animal Health sales increased by 5 percent to $336 million for the quarter. Excluding the impact of foreign exchange, sales increased by 9 percent.

Sales of companion animal products increased by 41% primarily due to the launch of Revolution and the growth of Rimadyl. Revolution was approved in the U.S. in July as the first and only topically applied medication for dogs and cats that is effective against heartworm, fleas, ticks and many other parasites. Rimadyl is an anti-arthritis medication for dogs.

Partially offsetting the growth of the companion animal business was the continuing weakness in the livestock market in the U.S. and Europe. Sales of virginiamycin, an antibiotic for poultry, cattle and swine, were adversely affected by the decision of the European Commission to ban antibiotic feed additives, including virginiamycin, in the EU after June 30, 1999.

Revenues by Country

Total revenues in the U.S. increased largely due to pharmaceutical sales growth and alliance revenue, as described above. Total revenues by country were as follows:

(millions of dollars)
	Third Quarter
	1999	% of Total Revenues	1998	% of Total Revenues	% Change

United States	$2,474	62.0	$2,082	62.5	19
Japan	308	7.7	212	6.4	45
All Other	1,210	30.3	1,036	31.1	17
Consolidated	$3,992 ======	100.0 =====	$3,330 ======	100.0 =====	20

(millions of dollars)
Nine Months
	1999	% of Total Revenues	1998	% of Total Revenues	% Change

United States	$7,143	61.1	$5,949	61.5	20
Japan	895	7.6	686	7.1	30
All Other	3,659	31.3	3,043	31.4	20
Consolidated	$11,697 =======	100.0 =====	$9,678 ======	100.0 =====	21

COSTS AND EXPENSES

During the fourth quarter 1998, we recorded restructuring charges of $177 million. These charges provided for plant and product line rationalizations, including the exit from certain product lines associated with our animal health business and certain of our fermentation businesses. Cash outlays associated with these charges were $5 million in the third quarter of 1999 and $22 million in the first nine months of 1999.

We expect to substantially complete these restructuring activities by the end of 1999.

As a result of the restructuring, the work force will be reduced by 520 manufacturing, sales and corporate personnel. Cumulative terminations were 250 at October 3, 1999.

Cost of Sales

Costs of sales increased 71% in the third quarter and 31% in the first nine months of 1999 compared to an increase in net sales of 10% in the third quarter and 12% in the first nine months of 1999 over the prior year periods. The increase in cost of sales in both the third quarter and first nine months is primarily due to the write off of Trovan inventories. Based on our evaluation of recent regulatory actions, we determined that it is unlikely that certain Trovan inventories of bulk, work-in-process, and raw materials will be used. Accordingly, in the third quarter of 1999, we recorded a pre-tax charge of $310 million in "Cost of sales" to write off Trovan inventories in excess of the amount required to support expected sales .

Excluding the Trovan inventory charge, cost of sales increased 5% in the third quarter and 9% in the first nine months of 1999. These increases were smaller than the increases in net sales for the same periods mainly due to improvements in business and product mix, manufacturing efficiencies and favorable foreign exchange. Included in cost of sales for the first nine months of 1999 is a benefit of $6.6 million related to the change in accounting for inventories from LIFO to FIFO.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 11% in the third quarter and 18% in the first nine months of 1999 over the prior year periods. Support for previously introduced products and launches of new products led to the increase. This support includes substantial global investments, begun in 1998, in our pharmaceutical sales force such as the creation of a new U.S. primary-care sales force and a new U.S. specialty sales force dedicated to rheumatology, personnel increases in other specialty sales forces in the U.S. and the expansion of international sales forces.

Research and Development Expenses

Research and development expenses increased 26% in the third quarter and 27% in the first nine months of 1999 over the prior year periods. We expect total spending to be about $2.8 billion in 1999 which would entail a lower level of growth in R& D spending in the fourth quarter than during the first three quarters of 1999. R&D enables us to discover new chemical compounds and advance others in development, including:

  Alond, for the treatment of kidney and cardiovascular disorders related to diabetes;
  voriconazole, for the treatment of fungal infections
  darifenacin, for the treatment of urinary urge incontinence lasofoxifene (CP 336,156) for prevention and treatment of osteoporosis, treatment of atherosclerosis and prevention of breast cancer
  Zeldox, for the treatment of psychotic disorders. As previously announced, we have undertaken additional clinical work on this product to answer questions raised by the FDA in its nonapprovable letter. Analysis and interpretation of the results of a recently completed study on the effects of Zeldox will be included in a New Drug Application, which we expect to submit in the first quarter of 2000 an inhaled form of insulin under codevelopment with Hoechst Marion Roussel and Inhale Therapeutic Systems valdecoxib, a second-generation compound for the treatment of rheumatoid and osteoarthritis as well as pain, under codevelopment with G.D. Searle

We are also developing new uses or dosages for Norvasc, Zyrtec, Zoloft, Lipitor, Zithromax, Viagra and Celebrex.

We have decided not to pursue further development of ezlopitant for the treatment of chemotherapy-induced nausea and vomiting in cancer patients as well as Alond for the treatment of diabetic neuropathy.

Other (income)/deductions-net

The following components were included in "Other deductions-net" in the third quarter and first nine months of 1999 and 1998:

	Third Quarter			Nine Months
(millions of dollars)	1999	1998	% Change	1999	1998	% Change

Interest income	$(76)	$(42)	81	$(214)	$(118)	82
Interest expense	61	35	75	155	96	61
Co-promotion payments to Searle(a)	--	140	--	--	240	--
Brand-name prescription drug antitrust litigation settlement(a)	--	4	--	2	57	(96)
Adjustments to intangible asset values(a)	--	72	--	--	72	--
Amortization of goodwill and other intangibles	11	12	(8)	32	36	(11)
Foreign exchange	14	10	40	3	9	(67)
Other, net(b)	40	50	(20)	121	127	(5)
Other deductions-net	$ 50 ====	$281 ====	(82)	$ 99 =====	$ 519 =====	(81)
(a)	Represents significant charge in 1998.
(b)	Includes a significant charge in 1998 for miscellaneous other charges of $20 million for the third quarter and first nine months.

Other deductions-net decreased in the three and nine month periods of 1999 due to certain significant charges of $236 million in the third quarter and $389 million in the first nine months of 1998. Excluding these 1998 certain significant charges, other deductions-net increased $5 million or 13% in the third quarter and decreased $31 million or 24% in the first nine months of 1999. The decrease in the first nine months of 1999 was primarily attributable to an increase in net interest income.

Interest income increased in the third quarter and first nine months of 1999 over the prior year primarily as a result of an increase in short-term investments purchased in large part from cash received from the MTG divestiture. Interest expense in the third quarter and first nine months of 1999 increased over the prior year as a result of a higher average level of short-term borrowings in 1999.

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES

Income from continuing operations before taxes increased 38% in the third quarter and 37% in the first nine months of 1999. Excluding the Trovan inventory charge from 1999 results and certain significant charges from 1998 results, income from continuing operations before taxes increased 36% in the third quarter and 28% in the first nine months of 1999. These 1998 charges consisted of:

  payments to G.D. Searle of $140 million in the third quarter and $240 million in the first nine months of 1998 related to the development and co-promotion of Celebrex and its second-generation compound for the treatment of arthritis and pain legal settlements of $4 million in the third quarter and $57 million in the first nine months of 1998 involving the brand-name prescription drug antitrust litigation non-cash charges of $72 million in the third quarter and first nine months of 1998 to adjust intangible asset values associated with prior acquisitions other charges of $20 million in the third quarter and first nine months of 1998 other charges of $26 million recorded in cost of sales for the first nine months of 1998

TAXES ON INCOME

We now estimate the full-year 1999 effective tax rate to be 28.5%. This rate is lower than the 29% rate recorded in the first half of 1999 due to the effect of the third-quarter charge to write off Trovan inventories, which is deductible at a higher rate .

DISCONTINUED OPERATIONS

In the first nine months of 1999, we agreed to pay a fine of $20 million to settle antitrust charges involving our former Food Science Group--see Legal Proceedings in Part II of this report for additional information. This charge is reflected in discontinued operations.

In the third quarter of 1998, we reported income from discontinued operations of $882 million-net of tax, consisting of $15 million in income from operations of discontinued businesses-net of tax and $867 million gains on disposal of discontinued businesses-net of tax. In the first nine months of 1998, we reported income from discontinued operations of $1,073 million-net of tax consisting of $68 million in income from operations of discontinued businesses-net of tax and $1,005 million in gains on disposal of discontinued businesses-net of tax.

The income from operations of discontinued businesses in 1998 consisted of the results of the businesses that comprised MTG:

  Valleylab (prior to its sale in the first quarter of 1998)
  Schneider and American Medical Systems (prior to each company's sale in September 1998)
  Howmedica (prior to its sale in December 1998)

NET INCOME

Net income decreased 50% in the third quarter and 18% in the first nine months of 1999 from the prior year periods. Diluted earnings per share were $.18 in the third quarter and $.57 in the first nine months of 1999. If the Trovan inventory charge were excluded from 1999 results and certain significant charges and the divested Medical Technology Group were excluded from 1998 results, the following would have been the net income and diluted earnings per share:

(millions, except per share data)	Third Quarter		Nine Months
	1999	1998	1999	1998

Net income as reported	$701	$1,397	$2,225	$2,717
Excluding effects of:
Discontinued operations-net of tax	--	(882)	--	(1,073)
Certain significant charges-net of tax*	205	152	205	272

Net income excluding the Trovan inventory charge in 1999 and certain 1998 significant charges and discontinued operations	$906 ====	$ 667 ======	$2,430 ======	$1,916 ======

Diluted earnings per share on the same basis	$.23 ====	$ .17 ======	$ .62 ======	$ .49 ======

* 1999 reflects the Trovan inventory charge. Certain 1998 significant charges consisted of payments to G.D. Searle for Celebrex, legal settlements involving the brand-name prescription drug antitrust litigation, adjustments to intangible asset values associated with prior acquisitions and other charges.

OUTLOOK

For the full year 1999, we are comfortable with the high end of the current range of the majority of analysts' estimates for diluted earnings per share of 83 to 85 cents reflecting our three-for-one stock split in June, excluding the impact of the Trovan inventory charge and subject to changes in trade buying patterns related to the potential impact of the Year 2000 issue. These estimates represent a 24% to 27% growth rate relative to 1998 diluted earnings per share excluding the impact of certain significant items and the MTG divestiture. In addition, we are targeting 20% earnings growth for Pfizer, over and above the current, higher estimate for 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The net financial asset position was as follows:

(millions of dollars)	Oct. 3, 1999	Dec. 31, 1998	Sept. 27, 1998

Financial assets*	$6,730	$5,835	$5,520
Short-term borrowings and long-term debt	6,011	3,256	3,878
Net financial assets	$ 719 ======	$2,579 ======	$1,642 ======
* Consists of cash and cash equivalents, short-term investments and loans and long-term loans and investments.

To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of our financial position are as follows:

	Oct. 3, 1999	Dec. 31, 1998	Sept. 27, 1998

Working capital (millions of dollars)	$2,392	$2,739	$2,615

Current ratio	1.26:1	1.38:1	1.36:1

Debt to total capitalization (percentage)*	41%	27%	31%

Shareholders' equity per common share**	$ 2.33	$ 2.33	$ 2.29

* Represents total short-term borrowings and long-term debt divided by the sum of total short-term borrowings, long-term debt and total shareholders' equity.
** Represents total shareholders' equity divided by the actual number of common shares outstanding.

The decrease in working capital from December 31, 1998 to October 3, 1999 was primarily attributable to the following:

    an increase in short-term borrowings to fund common stock purchases a decrease in inventories due to the writeoff of Trovan inventory offset by:
    a net increase in short-term investments and cash and cash equivalents an increase in accounts receivable - which includes higher alliance revenue receivables, due to growth in sales volume, the launch of Celebrex in February 1999 and the contractual payment terms of alliance revenue receivables

The decrease in working capital from September 27, 1998 to October 3, 1999 was primarily due to the following:

    an increase in short-term borrowings to fund common stock purchases offset by:
    a net increase in short-term investments and cash and cash equivalents primarily due to the receipt of cash from the Howmedica divestiture in December 1998 an increase in accounts receivable - which includes higher alliance revenue receivables, due to growth in sales volume, the launch of Celebrex in February 1999 and the contractual payment terms of alliance revenue receivables

The decline in the current ratio and the increase in debt to total capitalization from December 31, 1998 to October 3, 1999 and from September 27, 1998 to October 3, 1999 was primarily due to the use of short-term borrowings to fund common stock purchases.

Net Cash Provided by Operating Activities

During the first nine months of 1999, operating activities provided net cash of $1,798 million, an increase of $485 million from the 1998 period. The increase was primarily attributable to revenue and income growth.

Net Cash (Used in)/Provided by Investing Activities

In the first nine months of 1999, investing activities used net cash of $2,586 million, as compared to net cash provided by investing activities of $1,179 million in the 1998 period. This change was attributable to an increase in short-term investments primarily purchased by our financial subsidiaries, an increase in capital expenditures and an absence of proceeds from the sale of businesses in 1999.

Net Cash Provided by /(Used in) Financing Activities

In the first nine months of 1999, net cash provided by financing activities was $222 million, as compared to net cash used in financing activities of $862 million in the 1998 period. This change was primarily due to lower long-term debt repayments, higher dividend payments and common stock purchases and an increase in short-term borrowings, the proceeds of which were partially used to purchase common stock. During the third quarter of 1999, we purchased approximately 17.3 million shares of common stock on the open market at an average price of about $36.07 per share. Through October 3, 1999, we purchased approximately 62.8 million shares at a total cost of about $2.4 billion under the current share-purchase program begun in September 1998. Dividends paid increased due to the increase in the first, second and third quarters' 1999 dividend rate per common share compared to the prior year period.

During the first quarter 1999, we increased our available lines of credit by $200 million. At the end of the third quarter of 1999, our major unused lines of credit totaled $1.5 billion.

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

In October 1999, a jury found that Pfizer, by using the name "Trovan" for a human antibiotic, had infringed on a trademark of Trovan Ltd., a U.K.-based maker of electronic devices for animals. The jury awarded damages of $143 million to Trovan Ltd. Pfizer plans to challenge the verdict and damages. We believe these jury verdicts are not supported by either the law or the facts. There is no guarantee, however, that Pfizer will be successful in overturning the verdicts and the payment of damages could affect future results.

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

As of the end of the third quarter all four phases of the Compliance Assurance Process are essentially complete. Virtually all of our critical systems have been remediated or replaced and tested for compliance. During the remainder of 1999 we will continue the testing and certification of non-critical issues.

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

As part of the contingency plan, we have developed Business Continuity Plans that address critical areas of our business. These plans are designed to mitigate serious disruptions to our business flow beyond the end of 1999 independent of our external providers' Year 2000 compliance. The plans provide for some increasing of inventory to meet customer needs, ensuring continuity of ongoing activities, identifying and securing alternate sources of critical services, materials and utilities when possible and establishing crisis teams to address unexpected problems. These plans are essentially complete and we will be conducting tests of the plans during the rest of the year.

We now estimate that the total cost to prepare for our Year 2000 Program is approximately $135 million, of which approximately $115 million has been incurred through the end of October. The total project cost reflects an increase in costs from our estimate at December 31, 1998 associated with Business Continuity Plans and embedded technology. The remaining costs are associated with the final stages of our Year 2000 project which include testing Business Continuity Plans, rollover planning, and final testing and certification of systems. These costs are expensed as incurred, except for capitalizable hardware of $5 million in 1998, $7.5 million in the first nine months of 1999 and $1.0 million estimated for the remainder of 1999 and are being funded through operating cash flows. Such costs do not include normal system upgrades and replacements.

As our Year 2000 Program enters its final phase, we believe we have corrected or certified all critical software systems. Significant unforeseen events could have a material adverse impact on our results of operations; however, our Business Continuity Plans should minimize possible negative consequences to our company.

RECENT DEVELOPMENT

On November 4, 1999, Warner-Lambert Company announced an agreement to merge with American Home Products Corp. (AHP). This agreement terminates a prior standstill provision in a 1996 agreement between Pfizer and Warner-Lambert that prevented us from making a proposal to acquire Warner-Lambert. On the same day, we made a proposal to acquire all of the outstanding shares of Warner-Lambert Company in a merger transaction at an exchange rate of 2.5 shares of Pfizer common stock for each outstanding share of Warner-Lambert common stock. Customary and usual provisions will be made for outstanding options and warrants. Our proposal is conditioned on the elimination of a $1.8 billion "break-up fee" included in the Warner-Lambert and AHP deal as well as the termination of certain options that Warner-Lambert is granting to AHP which would prevent us from utilizing pooling of interest accounting for this transaction.

Also on November 4, 1999, we commenced an action in the Delaware Court of Chancery against Warner-Lambert and its Directors and AHP seeking to enjoin the break-up fee and lock-up option granted by Warner-Lambert to AHP as part of the merger agreement between Warner-Lambert and AHP. The lawsuit was filed in support of our merger proposal to Warner-Lambert. The lawsuit charges that the break-up fee and lock-up option are illegal and invalid, that Warner-Lambert's directors breached their fiduciary duties in approving the break-up fee and lock-up option provisions and that AHP aided and abetted that breach of fiduciary duty. The lawsuit further requests the court declare the break-up fee and lock-up option to be invalid and an injunction preventing the implementation of those provisions.

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

Former Food Science Division

On July 19, 1999 the Company entered into an agreement to plead guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltol from December 1989 until December 1995. The Company also agreed to pay a total fine of $20 million. The activities involved the Company's former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company's current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Five purported class action suits involving these products have been filed against the Company; two in California State Court, and three in New York Federal Court. The Company does not believe that this plea and settlement, or civil litigation involving these products, will have a material effect on its business or results of operations.

Nifedipine Patents

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

On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained-release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratory of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998, Bayer and Pfizer filed a patent-infringement action against Biovail, relating to their 60 mg. nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24, 1998, Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the District Court in Pennsylvania granted Pfizer's motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the District Court in Puerto Rico denied Biovail's motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. On April 12, 1999, Biovail filed a motion for summary judgment also based in part on the summary judgment motion granted to Elan in the Bayer v. Elan litigation in the Northern District of Georgia. Pfizer and Bayer's response was filed on April 26, 1999. On September 20, 1999, the United States District Court in Puerto Rico denied Biovail's motion for summary judgment without prejudice to their refiling after completion of discovery in the Procardia XL patent infringement litigation. The court set an expedited discovery schedule with a deadline of December 30, 1999 to complete discovery of parties and fact witnesses and February 29, 2000 to complete discovery of expert witnesses.

On April 2, 1998, the Company received notice from Lek U.S.A. Inc. of its filing of an ANDA for a 60 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998, Bayer and Pfizer commenced suit against Lek for infringement of Bayer's U.S. Patent No. 5,264,446, as well as for infringement of a second Bayer patent, No. 4,412,986 relating to combinations of nifedipine with certain polymeric materials. On September 14, 1998, Lek was served with the summons and complaint. Plaintiffs amended the complaint on November 10, 1998, limiting the action to infringement of U.S. Patent 4,412,986. On January 19, 1999, Lek filed a motion to dismiss the complaint alleging infringement of U.S. Patent 4,412,986. Pfizer responded to this motion and oral argument has been held in abeyance pending a settlement conference. In September 1999, a settlement agreement was entered into among the parties staying this litigation until the expiration of U.S. Patent No. 4,412, 1986 on November 2, 2000.

On February 10, 1999, the Company received a notice from Lek U.S.A. of its filing of an ANDA for a 90 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On March 25, 1999, Bayer and Pfizer commenced suit against Lek for infringement of the same two Bayer patents originally asserted against Lek's 60 mg. formulation. This case was also the subject of a settlement conference. In September 1999, a settlement agreement was entered into among the parties staying this litigation until the expiration of U.S. patent No. 4,412,986 on November 2, 2000.

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

Doxazosin Patent

On March 31, 1999, the Company received notice from TorPharm of its filing, through its U.S. agent Apotex Corp., of an ANDA for 1 mg., 2 mg., 4 mg. and 8 mg. tablets alleged to be bioequivalent to Cardura (doxazosin mesylate). The notice letter alleges that Pfizer's patent on doxazosin is invalid in view of certain prior art references. Following a review of these allegations, suit was filed in the United States District Court for the Northern District of Illinois against TorPharm and Apotex Corp. on May 14, 1999. The defendants requested a 90-day period in which to file their answer. The request was granted and TorPharm/Apotex's answer was filed by August 19, 1999. Discovery is in progress. On June 2, 1999 FDA was notified that given the patent litigation and pursuant to provisions of the Federal Food Drug and Cosmetic Act, the FDA may not approve the TorPharm application for thirty months from filing or resolution of the litigation.

Drug Screening Patents

On May 5, 1999, the Company filed an action against Sibia Neurosciences, Inc. in the United States District Court for the District of Delaware seeking a declaratory judgment that two Sibia patents claiming reporter gene drug screening assays are invalid, not infringed by the Company, and unenforceable due to Sibia's misuse of its patent rights in seeking certain license terms. On May 27, 1999, Sibia Neurosciences, Inc. filed an answer to the Company's declaratory judgment action in which Sibia denies that a prior case or controversy existed, but admits that a case or controversy does now exist regarding at least one patent in suit, denies the invalidity, unenforceability and non-infringement of the patents in suit, and asserts various jurisdictional and equitable defenses, affirmative defenses, and lack of standing by the Company to assert patent misuse. Sibia Neurosciences also filed a counterclaim alleging willful infringement by the Company of one of the patents in suit. A reply to that counterclaim denying Sibia's allegation has been filed. Discovery is in progress.

Trovafloxacin Patent

On May 19, 1999, Abbott Laboratories filed an action against the Company in the United States District Court of the Northern District of Illinois alleging that the Company's use, sale or manufacture of trovafloxacin infringes Abbott's United States Patent No. 4,616,019 claiming naphthyriding antibiotics and seeking a permanent injunction and damages. An answer denying these allegations was filed on June 9, 1999. Discovery is in progress.

Trovan Trademark

On September 22, 1999, the jury in a trademark infringement litigation brought against the Company by Trovan Ltd. and Electronic Identification Devices, Ltd. relating to use of the TROVAN mark for trovafloxacin issued a verdict in favor of the plaintiffs with respect to liability, holding that the Company had infringed Trovan Ltd.'s mark and had acted in bad faith. Following a further damage trial, on October 12, 1999 the jury awarded Trovan Ltd. a total of $143 million in damages, comprised of $5 million actual damages, $3 million as a reasonable royalty and $135 million in punitive damages. The Company's motion for a mistrial remains outstanding. A hearing is scheduled for December 27, 1999 to redetermine the Company's profits and whether any amount relating thereto should be awarded to plaintiffs. The Company believes these verdicts are not supported by either the law or the facts and is confident that the verdicts will not be upheld.

Shiley Incorporated

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

Environmental Matters

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

Asbestos Matters

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

At approximately the time it filed the Future Claims Settlement class action, the CCR settled approximately 16,360 personal injury cases on behalf of its members, including the Company and Quigley. Thereafter, the CCR has settled remaining opt-out cases and claims on a similar basis to past settlements and it has continued to so settle cases and claims since the decertification of the class. As of September 25, 1999, there were 66,002 personal injury claims pending against Quigley and 29, 214 such claims against the Company (excluding those which are inactive or have been settled in principle), and 67 talc cases against the Company.

The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage and talc claims, will be largely covered by insurance policies issued by several primary insurance carriers and a number of excess carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. Litigation against excess insurance carriers seeking damages and/or declaratory relief to secure their coverage obligations has now been largely resolved, although claims against several of such insureds do remain pending. Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not ultimately have a material adverse effect on the financial position or the results of operations of the Company.

Brand Name Prescription Drugs Antitrust Litigation

The Company was named, together with numerous other manufacturers of brand-name prescription drugs and certain companies that distribute brand-name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies. The federal cases consist principally of a class action by retail pharmacies (including approximately 30 named plaintiffs), as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions"). These cases, which were transferred to the United States District Court for the Northern District of Illinois and coordinated for pretrial purposes, allege that the defendant drug manufacturers violated the Sherman Act by unlawfully agreeing with each other (and, as alleged in some cases, with wholesalers) not to extend to retail pharmacy companies the same discounts allegedly extended to mail order pharmacies, managed care companies and certain other customers, and by unlawfully discriminating against retail pharmacy companies by not extending them such discounts. On November 15, 1994, the federal court certified a class (the "Federal Class Action") consisting of all persons or entities who, since October 15, 1989, bought brand-name prescription drugs from any manufacturer or wholesaler defendant, but specifically excluding government entities, mail order pharmacies, HMOs, hospitals, clinics and nursing homes. Fifteen manufacturer defendants, including the Company, agreed to settle the Federal Class Action subject to court approval. The Company's share pursuant to an Agreement as of January 31, 1996, was $31.25 million, payable in four annual installments without interest. The Company continues to believe that there was no conspiracy and specifically denied liability in the Settlement Agreement, but had agreed to settle to avoid the monetary and other costs of litigation. The settlement as amended was filed with the Court on February 9, 1996 and went through preliminary and final fairness hearings. By orders of April 4, 1996, the Court: (1) rejected the settlement; (2) denied the motions of the manufacturers (including the Company) for summary judgment; (3) granted the motions of the wholesalers for summary judgment; and (4) denied the motion to exclude purchases by other than direct purchasers. On August 15, 1997, the Court of Appeals (1) reversed the denial of summary judgment for the manufacturers excluding purchases by other than direct purchasers; (2) reversed the grant of summary judgment dismissing the wholesalers; and (3) took action regarding Alabama state cases, and DuPont-Merck. In May 1996, thirteen manufacturer defendants, including the Company, entered into an Amendment to the Settlement Agreement which was filed with the Court on May 6, 1996. The Company's financial obligations under the Settlement Agreement were not increased. The Settlement Agreement, as amended, received final approval on June 21, 1996. Appeals from this decision were dismissed by the U.S. Court of Appeals for the Seventh Circuit in May 1997. Trial began in September 1998 for the class case against the non-settlers, and the District Court also permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases. The District Court dismissed the case at the close of the plaintiffs' evidence. The plaintiffs appealed and, on July 13, 1999, the Court of Appeals upheld most of the dismissal but remanded on one issue, while expressing doubts that the plaintiffs could prove any damages.

Retail pharmacy cases have also been filed in state courts in Alabama, California, Minnesota, Mississippi and Wisconsin. Pharmacy classes have been certified in California. The Company's motion to dismiss was granted in the Wisconsin case, and that dismissal is under appeal.

Consumer class actions were filed in Alabama, Arizona, California, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, North Dakota, Tennessee, Washington and Wisconsin alleging injury to consumers from the failure to give discounts to retail pharmacy companies. The New York and Washington state cases were dismissed. A case filed in Colorado state court was dismissed without appeal. A consumer class was certified in California, and a limited consumer class was certified in the District of Columbia. Class certification was denied in the Michigan state case, and plaintiffs' subsequent petition for review was denied. Class certification also was denied in the Maine case.

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

Plax

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

Rid

The Federal Trade Commission conducted an investigation of the advertising of Rid, which was resolved by a Consent Decree made final in December, 1998. At the same time, the New York State Attorney General's office opened an investigation on similar matters which has been resolved by an Assurance of Discontinuance in September, 1999.

Since December 1998, four actions have been filed, in state courts in Houston, San Francisco, Chicago and New Orleans, purportedly on behalf of statewide (California) or nationwide (Houston, Chicago and New Orleans) classes of consumers who allege that the Company's and other manufacturers' advertising and promotional claims for Rid and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. The Houston case has been voluntarily dismissed and proceedings in the San Francisco, Chicago and New Orleans cases are still in earliest stages of the proceedings. The Company believes the complaints are without merit.

Desitin

In March 1999, and subsequently in June 1999, the Company received notices from a California public interest group alleging that the labeling of Desitin ointment, lotion and powder violates California's "Proposition 65" by failing to warn of the presence of lead, which is alleged to be a contaminant in the product. Several other manufacturers of zinc oxide-containing topical diaper rash ointments, lotions and powders have received similar notices. Any public prosecutor in California has the option to take over the case. If no public prosecutor does so within a specific period, the public interest group may maintain an action in the public interest. This period has ended with respect to both notices. The Company believes that the labeling for Desitin complies with applicable legal requirements.

FDA Required Post-Marketing Reports

In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post-marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities. A review of this area has recently been undertaken by FDA. The Company and Agency met to review the findings of this review and agreed that commitments and remedial measures undertaken by the Company related to the Warning Letter have been accomplished.

Trovan

During May and June 1999, the FDA and the CPMP reconsidered the approvals to market Trovan, a broad-spectrum antibiotic, following post-market reports of severe adverse liver reactions to the drug. On June 9, the Company announced that, regarding the marketing of Trovan in the United States, it had agreed to restrict the indications, limit product distribution, make certain other labeling changes and to communicate revised warnings to healthcare professionals in the United States. On July 1, Pfizer received the opinion of the CPMP recommending a one-year suspension of the licenses to market Trovan in the European Union. The CPMP opinion has been finalized in a Final Decision by the European Commission. In June and July, 1999 two lawsuits were filed in the Circuit Court, Hampton County, South Carolina on behalf of a purported class of all persons who received Trovan, seeking compensatory and punitive damages and injunctive relief. One of the suits, seeking injunctive relief, has been dismissed. No substantitive proceedings have yet occurred in the other suit and the Company believes that it is not properly maintainable as a class action, and will defend against it accordingly.

Medical Technology Group

During 1998, the Company completed the sale of all of the businesses and companies that were part of the Medical Technology Group. As part of the sale provisions, the Company has retained responsibility for certain items, including matters related to the sale of MTG products sold by the Company before the sale of the MTG businesses. A number of cases have been brought against Howmedica Inc. (some of which also name the Company) alleging that P.C.A. one-piece acetabular hip prostheses sold from 1983 through 1990 were defectively designed and manufactured and pose undisclosed risks to implantees. The Company believes that most if not all of these cases are without merit. Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems were filed and ultimately dismissed or discontinued. Thereafter, between late 1996 and early 1998, approximately 700 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. Most of these claims, along with a number of filed and unfiled claims from other jurisdictions, have now been resolved. The Company believes that most if not all of these cases are without merit.

Diabinese (Bazil)

In June 1993, the Ministry of Justice of the State of Sao Paulo, Brazil, commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. ("Pfizer Brazil") asserting that during a period in 1991 Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action sought the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. In February 1996 the trial court issued a decision holding Pfizer Brazil liable. The trial court's opinion also established the amount of moral damages for individuals who might make claims later in the proceeding and set out a formula for calculating the payment into the public reserve fund which could have resulted in a sum of approximately $88 million. Pfizer Brazil appealed this decision. In September 1999 the appeals court issued a ruling upholding the trial court's decision as to liability. However, the appeals court decision overturned the trial court's decision concerning damages, ruling that criteria to apply in the calculation of damages, both as to individuals and as to payment of any amounts to the reserve fund, should be established only in a later stage of the proceeding. The Company believes that this action should not have a material adverse effect on the financial position or the results of operations of the Company.

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

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

  Exhibit 15 - Accountants' Acknowledgment
  Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

A report on Form 8-K was filed on July 21, 1999 concerning the voluntary plea agreement with the U.S. Department of Justice relating to charges against our former Food Science Group. A report on Form 8-K was filed on November 8, 1999 concerning our offer to acquire all of the outstanding shares of Warner-Lambert Company in a merger transaction. A report on Form 8-K was filed on November 12, 1999 relating to our current performance and outlook and our offer to acquire all of the outstanding shares of Warner-Lambert Company.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

               Pfizer Inc.

(Registrant)
Dated: November 15, 1999	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge the incorporation by reference of our report dated November 15, 1999, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended October 3, 1999, in the following Registration Statements:

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
November 15, 1999