Form 10-K
period 1999-12-31
PFIZER INC
filed 2000-03-27
CIK 78003

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10 - K
--------------------------------------------------------------------------------

        (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

================================================================================
      TITLE OF EACH CLASS                              NAME OF EACH EXCHANGE
                                                        ON WHICH REGISTERED
--------------------------------------------------------------------------------
  Common Stock, $.05 par value                        New York Stock Exchange
Preferred Stock Purchase Rights                       New York Stock Exchange
================================================================================

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]         No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of February 29, 2000 was approximately $120.6 billion.

     The number of shares outstanding (voting) of each of the registrant's classes of common stock as of February 29, 2000 WAS 3,849,002,705 shares of common stock, all of one class.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders          Parts I, II and IV

Portions of the joint proxy statement/prospectus for
the 2000 Annual Meeting of Shareholders                     Parts I and III

================================================================================

                                TABLE OF CONTENTS
                                -----------------
                                                                            PAGE

PART I ......................................................................  1

ITEM 1.  BUSINESS ...........................................................  1
   General ..................................................................  1
   Recent Development .......................................................  1
   Business Segments ........................................................  1
      Pharmaceutical Segment ................................................  2
      Animal Health Segment .................................................  3
   Research and Product Development .........................................  4
   International Operations .................................................  5
   Marketing ................................................................  6
   Patents and Intellectual Property Rights .................................  7
   Competition ..............................................................  8
   Raw Materials ............................................................ 10
   Government Regulation and Price Constraints .............................. 11
   Environmental Law Compliance ............................................. 12
   Year 2000 ................................................................ 12
   Corporate/Financial Subsidiaries ......................................... 12
   Tax Matters .............................................................. 13
   Employees ................................................................ 13
   Cautionary Factors That May Affect Future Results ........................ 13
ITEM 2.  PROPERTIES ......................................................... 17
ITEM 3.  LEGAL PROCEEDINGS .................................................. 18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE .................................... 27
   EXECUTIVE OFFICERS OF THE COMPANY ........................................ 28

PART II ..................................................................... 31

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS ........................................ 31
ITEM 6.  SELECTED FINANCIAL DATA ............................................ 31
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................... 31
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK .................................................. 31
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ........................ 31
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE ............................. 32

PART III .................................................................... 32

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY .................... 32
ITEM 11. EXECUTIVE COMPENSATION ............................................. 32
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT ..................................................... 32
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 32

PART IV ..................................................................... 33

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K ............................................ 33
     14(a)(1) Financial Statements .......................................... 33
     14(a)(2) Financial Statement Schedules ................................. 33
     14(a)(3) Exhibits ...................................................... 33
     14(b)    Reports on Form 8-K ........................................... 34

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Pfizer Inc. (the COMPANY, which may be referred to as WE, US, or OUR) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market innovative medicines for humans and animals.

     Our home page on the Internet is at www.pfizer.com. You can learn about us by visiting that site.

     NOTE THAT THROUGHOUT THIS 1999 10-K REPORT, WE "INCORPORATE BY REFERENCE" CERTAIN INFORMATION IN PARTS OF OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC). THE SEC ALLOWS US TO DISCLOSE IMPORTANT INFORMATION BY REFERRING TO IT IN THAT MANNER. PLEASE REFER TO SUCH INFORMATION.

RECENT DEVELOPMENT

     On February 7, 2000, we announced an agreement to merge with Warner-Lambert Company (Warner-Lambert). Under the terms of the merger agreement, which has been approved by the Board of Directors of both Pfizer and Warner-Lambert, we will exchange 2.75 shares of Pfizer voting common stock for each outstanding share of Warner-Lambert voting common stock in a tax-free transaction valued at $98.31 per Warner-Lambert share, or an equity value of $90 billion based on the closing price of our stock on February 4, 2000 of $35.75 per share. Customary and usual provisions will be made for outstanding options and warrants.

     The combined company, which will be called Pfizer Inc., is expected to have (excluding any impact of anticipated restructuring charges and transaction fees of $1.7 billion to $2.2 billion):

   o compounded annual revenue growth of 13% and earnings growth of 25% through 2002

   o $4.7 billion in annual research and development expenses in 2000

   o anticipated annual cost savings and efficiencies totaling $1.6 billion by 2002 ($200 million of these savings are expected to be achieved in 2000, $1 billion in 2001 and $1.6 billion in 2002)

   o diluted earnings per share of $.98 on a pro forma basis in 2000, $1.27 for 2001 and $1.56 for 2002 (these numbers include the $1.6 billion of cost savings phased in over this time period, but do not include any increased sales from collaborative activities and the $1.8 billion termination fee paid by Warner-Lambert to American Home Products Corporation).

     This transaction is subject to customary conditions, including the use of pooling-of-interests accounting, qualifying as a tax-free reorganization, shareholder approval at both companies and usual regulatory approvals. The transaction is expected to close in mid-2000.

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

     These businesses derive synergies in certain research and regulatory matters, but each requires different marketing and distribution strategies and sales organizations. Comparative segment revenues, profits and related financial information for 1999, 1998 and 1997 are given in the table entitled SEGMENT INFORMATION on page 60 of our 1999 Annual report. A table captioned PERCENTAGE CHANGE IN TOTAL REVENUES and a graph captioned TOTAL REVENUES BY BUSINESS SEGMENT on page 29 of our 1999 Annual Report give segment information over the past three years. The information from those sections of our Annual Report is considered to be incorporated in this 1999 10-K report.

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

PHARMACEUTICAL SEGMENT

     Our Pharmaceutical segment is comprised of the Pfizer Pharmaceuticals Group and the Consumer Health Care Group.

PFIZER PHARMACEUTICALS GROUP

     Most of our pharmaceutical sales come from products in three major therapeutic classes: cardiovascular diseases, infectious diseases and central nervous system disorders. We also have products for treatment of diabetes, erectile dysfunction and allergies, as well as a co-promoted product for arthritis. In 1999, prescription pharmaceuticals contributed 88% of our revenues, as compared to 86% in 1998 and 83% in 1997. In 1999, we had seven products, including alliance products, with sales to third parties in excess of $1 billion each. Sales of our major in-line pharmaceutical products - NORVASC, CARDURA, ZITHROMAX, DIFLUCAN, ZOLOFT, VIAGRA AND ZYRTEC - comprised 60% of our revenues. A table captioned NET SALES - MAJOR PHARMACEUTICAL PRODUCTS on page 29 of our 1999 Annual Report is incorporated by reference.

     Cardiovascular disease products that treat problems affecting the heart and the blood circulatory system are our largest therapeutic product line. NORVASC, our largest-selling product, is a once-a-day medication for hypertension (high blood pressure) and angina (heart pain). It is the largest-selling high blood pressure medicine in the world. Our other cardiovascular products include PROCARDIA XL, also a once-a-day product for hypertension and angina, and CARDURA, which is used to treat hypertension and benign prostatic hyperplasia (enlarged prostate gland). Sales of PROCARDIA XL continued to decrease during 1999, due, at least in part, to the medical community's increasing emphasis on NORVASC.

     Also included in our cardiovascular disease product line is our alliance product, LIPITOR, for treatment of high LIPIDS (cholesterol and, triglycerides) in the bloodstream. We participated in the 1997 launch of LIPITOR under co-promotion and licensing arrangements with the Parke-Davis Division of Warner-Lambert Company, which discovered and developed the drug. Pfizer and Warner-Lambert are continuing a broad clinical program for LIPITOR, as well as planning the development of a single product that contains the cholesterol and high blood pressure lowering medications in LIPITOR and NORVASC, respectively.

     We will add to our cardiovascular product line with the first-quarter 2000 launch of Tikosyn. This product is used for the treatment of atrial fibrillation (rapid and irregular heartbeats in the atria or upper chambers of the heart).

     In the infectious disease medicine category, our major products are ZITHROMAX and DIFLUCAN. ZITHROMAX is an oral or injectable antibiotic. During 1999, ZITHROMAX continued to be the most prescribed brand-name oral antibiotic in the U.S. sales of ZITHROMAX increased in 1999 due to the increasing recognition by physicians of the product's effectiveness in treating a broad array of infections. DIFLUCAN is used to treat various fungal infections, including vaginal infections and certain infections that afflict AIDS and cancer patients with weakened immune systems.

     In June 1999, the European Union's Committee for Proprietary Medicinal Products suspended the European Union ("EU") licenses of the oral and intravenous formulations of our antibiotic TROVAN for 12 months. In the rest of the world, including the U.S., the use of TROVAN is limited to serious infections in institutionalized patients (see Item 3, LEGAL PROCEEDINGS, below).

     For treatment of central nervous system disorders, we offer ZOLOFT and co-promote ARICEPT. ZOLOFT is used for treatment of depression, obsessive-compulsive disorder, panic disorder and posttraumatic stress disorder. In 1999, Zoloft became the second Pfizer-developed product to achieve $2 billion in annual sales. We participated in the 1997 launch of ARICEPT for treatment of mild-to-moderate Alzheimer's disease. ARICEPT substantially expanded the prior market for pharmaceutical treatment of that disease. The drug was discovered and developed by Eisai Co., Ltd. which contracted with us to license and co-promote the product in the U.S. and several other countries.

     In October 1999, we received an approvable letter from the FDA for RELPAX, for the treatment of migraine. Regulatory review is continuing in Europe.

     In 1998, we introduced VIAGRA, our oral medication for the treatment of erectile dysfunction. Since launch, doctors have written over 17 million prescriptions for Viagra tablets for more than 6 million patients in the U.S. alone. More than 150 million tablets have been dispensed worldwide.

     Our other major pharmaceutical products include GLUCOTROL XL, for the treatment of diabetes, and ZYRTEC, which is used for the treatment of allergies and related problems. ZYRTEC is licensed to us by the Belgian company UCB S.A. for sales in the U.S. and Canada. We co-promote ZYRTEC in the U.S. with a subsidiary of UCB S.A.

     In February 1999, we participated in the launch of CELEBREX with G.D. Searle & Co. (Searle), a division of Monsanto Company, the discoverer and developer of CELEBREX. CELEBREX is used for the relief of symptoms of adult rheumatoid arthritis and osteoarthritis. We co-promote CELEBREX with Searle in all world markets except Japan.

CONSUMER HEALTH CARE GROUP

     Our  Consumer   Health  Care  Group   products   include   non-prescription
over-the-counter (OTC) medications, therapeutic skin care products and personal care products. Among our better-known brands in the U.S. are:

o    VISINE eye care

o    BENGAY topical analgesics

o    CORTIZONE hydrocortisone skin cream

o    RID anti-lice products

o    UNISOM sleep aids

o    DESITIN ointments for treatment of diaper rash

o    PLAX pre-brushing dental rinse

o    BARBASOL shave creams and gels

Several product-line extensions building on these brands have been introduced in recent years. Other products are sold only in selected international markets. Sales of the Consumer Health Care Group accounted for about 4% of our total revenues in 1999 and 1998 and 5% in 1997.

     Our Consumer Health Care Group can extend the life of some of our prescription medications by converting them to OTC medications. For example, an OTC formulation of DIFLUCAN, known as DIFLUCAN ONE, is sold in the U.K. as a treatment for vaginal candidiasis. Similarly, ZYRTEC is sold as an OTC product in Canada under the brand name REACTINE. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products.

ANIMAL HEALTH SEGMENT

     Pfizer's Animal Health Group discovers, develops, manufactures and sells products for the prevention and treatment of diseases in livestock, poultry and companion animals. Among the products we produce are antibiotics, antiparasitics, anti-inflammatories, vaccines and related products for livestock and companion animals. Our Animal Health Group revenues grew 2% to $1.3 billion in 1999, in part due to the successful launch of the new antiparasitic for dogs and cats, REVOLUTION (marketed as STRONGHOLD in Europe), and continued growth from the canine anti-arthritic Rimadyl. These benefits were offset by continuing weakness in the livestock market in the U.S. and Europe. Animal Health sales accounted for approximately 8% of our total revenues in 1999, 10% of our total revenues in 1998 and 12% of our total revenues in 1997.

     The $1.3 billion worldwide pet antiparasitic market consists of medicines for external parasites such as fleas and ticks, treatments for gastrointestinal worms, and heartworm preventatives. Our product REVOLUTION is the first product to treat all three problems. This once-a-month, simple-to-administer, topical liquid protects against internal and external parasites, including heartworm, fleas, and ear mites in both dogs and cats; American dog ticks and sarcoptic mange in dogs; and hookworm and roundworm in cats. The U. S. launch of REVOLUTION was one of the most successful in the history of animal health.

     Since its introduction in 1997, nearly five million arthritic dogs worldwide have been treated with RIMADYL to relieve acute and chronic pain associated with osteoarthritis, a condition that afflicts about 15% of all dogs. The new chewable form provides the pet owner with greater convenience of administration.

     Other important Pfizer companion animal products include VANGUARD vaccines for canine enteric disease, LEUKOCELL vaccines for feline leukemia, CLAVAMOX/SYNULOX anti-infectives, and ANIPRYL for Cushing's disease and Cognitive Dysfunction Syndrome in dogs.

     Our Animal Health Group produces leading antiparasitic products, vaccines and anti-infectives for cattle, swine and poultry. Among these are DECTOMAX to protect cattle, swine and sheep from internal and external parasites, and RESPISURE/STELLAMUNE vaccines to prevent a type of pneumonia and the related problems of slow weight gains, decreased feed efficiency, and lack of uniformity in size in swine.

     Other products for livestock include TERRAMYCIN LA-200, an injectable version of the TERRAMYCIN broad-spectrum antibiotic used for various animal diseases; VALBAZEN and PARATECT products to treat internal parasites and BOVISHIELD vaccine for cattle respiratory disease.

      The council of European Agricultural Ministers voted to ban the use of our antibiotic feed additive STAFAC (virginiamycin) throughout the European Union after June 1999. We do not expect the ban on sales of STAFAC to have a material effect on the Company's future results of operations.

RESEARCH AND PRODUCT DEVELOPMENT

      Innovation by our research and development operations is very important to the success of our businesses. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent approximately $2.8 billion in 1999, $2.3 billion in 1998 and $1.8 billion in 1997 on research and development.

      We are planning for future growth of our research operations. Current construction at our three major research centers will add approximately two million square feet of laboratory space. Other research facilities are also being added or expanded.

      We conduct research internally, and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out innovative technologies developed by third parties to acquire or incorporate into our product lines through licensing or other arrangements.

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

      In view of the limited period of patent protection, and to gain the marketing advantage of being first to market in a particular therapeutic category, we try to be efficient as well as careful in our new product development. We strive to minimize delays in handling new product candidates and look for opportunities such as contracting studies to outside researchers, to move development forward effectively and efficiently.

     We feel that our investments in research have been rewarded by the number of pharmaceutical compounds and new therapies we have in all stages of development. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early development. While each new candidate is far from regulatory approval, new drug candidates are the foundation for future products. A table and discussion of supplemental filings for existing products and drug candidates in development are set out under the heading PRODUCT DEVELOPMENTS beginning on page 30 of our 1999 Annual Report. That discussion is incorporated by reference.

     Our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In 1999, for example, the FDA approved the additional use of ZOLOFT for the treatment of posttraumatic stress disorder.

     Our competitors also devote substantial sums and resources to research and development. In addition, the consolidation that has occurred in our industry has created companies with substantial research and development resources. The competition fostered by the fruits of this research could result in erosion of sales and unanticipated product obsolescence.


INTERNATIONAL OPERATIONS

     We have significant operations outside the United States. They are conducted both through our subsidiaries and through distributors, and involve the same business segments - pharmaceutical and animal health - as our U.S. operations.

     Japan is our second-largest single national market, with 8% of our total revenues in 1999, 7% in 1998 and 9% in 1997. No single country outside the U.S. had revenues of 10% of our total revenues.

     For a geographic breakdown of revenues, see the table GEOGRAPHIC DATA on page 60 of our 1999 Annual Report. That information is incorporated by reference.

     Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include:

o    currency fluctuations

o    capital and exchange control regulations

o    expropriation and nationalization

o    other restrictive government actions

Our international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products. See the section under the heading GOVERNMENT REGULATION AND PRICE CONSTRAINTS for discussion of those matters.

     Revenue growth in 1999 was not significantly impacted by foreign exchange. In 1998, currency movements relative to the U.S. dollar reduced our reported revenues in many countries. Depending on the direction of change relative to the U.S. dollar, foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. We cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us. We attempt to anticipate such changes, however, and try to mitigate their effects. See Note 4-D to our financial statements, DERIVATIVE FINANCIAL INSTRUMENTS, on pages 46 and 47 in our 1999 Annual Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

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

     Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products. We increased our sales force over the past several years so that our recently introduced products and late-stage candidates will reach their full potential. Our U.S. pharmaceutical sales representatives total approximately 5,400. This number reflects the creation of a new primary-care sales force and a specialty sales force dedicated largely to rheumatology, as well as the expansion of other specialty sales forces in the U.S. Overseas operations employ about 11,300 sales representatives.

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

     Those studies can be costly, can take years to complete and the results are uncertain. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved marketing claims and strategies.

     Our Consumer Health Care Group uses its own representatives to promote its products. We use print and television consumer advertising for our consumer health care products. Those products are sold through various retailers.

     Separate sales organizations also are used by our Animal Health business to promote its products. Its advertising and promotion are generally targeted to health professionals, directly and through medical journals. Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors, retail outlets and directly to users. Where appropriate, these products are also marketed through print and television advertising.

     During 1999, pharmaceutical sales to our three largest pharmaceutical and consumer health care products wholesalers were:

o    McKesson HBOC, Inc. - 14% of our total revenues;

o    Cardinal Health, Inc. - 12% of our total revenues; and

o    Bindley Western Industries, Inc. - 7% of our total revenues.

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

o    pharmaceutical products and their uses

o    pharmaceutical formulations

o    product manufacturing processes

o    intermediate chemical compounds used in manufacturing

     Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

     In the aggregate, our patent and related rights are of material importance to our businesses in the United States and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider significant in relation to our business as a whole are those for NORVASC, CARDURA, ZYRTEC, ZITHROMAX, ZOLOFT, DIFLUCAN, GLUCOTROL XL and VIAGRA. Our basic U.S. patents relating to NORVASC, ZOLOFT, DIFLUCAN, GLUCOTROL XL and VIAGRA expire between 2004 and 2011. The U.S. patent on CARDURA expires in 2000.

     PROCARDIA XL employs a novel sustained-release drug-delivery system developed and patented by Alza Corporation. We hold an exclusive license to use this delivery system with the active ingredient in PROCARDIA XL. The patents on the system run until 2003. Other companies also offer sustained-release forms of that ingredient or have filed applications with the FDA seeking approval of such products. One such product that has been approved has not been rated by the FDA to be appropriate for substitution in place of PROCARDIA XL. Another product was approved by the FDA in December, 1999, and rated therapeutically equivalent. Additional products were filed for FDA approval in 1998 which appear to infringe our patents (see the discussion of all of these matters in Item 3, LEGAL PROCEEDINGS, below. Also see the discussion below about PROCARDIA XL sales in the section CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS). It is not possible to predict the timing and impact on sales of PROCARDIA XL of competition from other products.

     ZITHROMAX is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in bulk crude form from Pliva. Pliva's U.S. patent on ZITHROMAX expires in 2005.

     ZYRTEC is patented by the Belgian company, UCB S.A. The drug is licensed exclusively to us for sales in the U.S. and semi-exclusively with UCB S.A. For sales in Canada. The U.S. patent on ZYRTEC held by UCB S.A. expires in 2007.

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

o    patents on uses for products

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


COMPETITION

     Competition is intense in all of our businesses, and includes many large and small competitors. The principal means of competition varies among product categories and business groups. Technological innovations affecting:

o    efficacy

o    safety

o    patients' ease of use

o    cost effectiveness

are important to success in all of our businesses. Our businesses also focus on unmet medical needs and therapeutic improvements. Our emphasis on innovation has led to our multi-billion-dollar research and development investments over the past decade.

     Our pharmaceutical business competes with worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Our pharmaceutical operations are among the largest in the world.

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

     Many other companies, large and small, manufacture and sell one or more products that are similar to our consumer health care products. Sources of competitive advantage in the OTC market include:

o    product quality and efficacy

o    brand identity

o    advertising and promotion

o    product innovation

o    broad distribution capabilities

o    customer satisfaction

o    price

Significant expenditures for advertising, promotion and marketing are generally required to achieve consumer acceptance of consumer health care products.

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

MANAGED CARE ORGANIZATIONS

     The growth of Managed Care Organizations in the U.S. has been a major factor in the competitive make-up of the health care marketplace. Over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the Pharmacy Benefit Managers (PBMs) that serve many of those organizations has become important to our business.

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

     A major objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment, and procedures performed at doctors' offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed.

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

     The growth of MCOs also appears to have led to greater usage of some drugs. The use of certain drugs can prevent the need for more costly treatments such as hospitalization, professional therapy or even surgery. Because of these advantages, such drugs can become favored first-line treatments. In addition, the current trend of some patients to opt for managed care alternatives to Medicare may increase overall pharmaceutical usage among that elderly population. Medicare generally does not pay for medicines, so patients who do not have another source of prescription drug coverage must bear that cost. MCOs, however, often offer drug benefits for their participants.

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

RAW MATERIALS

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 1999, and none are expected in 2000.

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

     The FDA also regulates our consumer health care products and, along with the U.S. Department of Agriculture and the Environmental Protection Agency, our animal health products. Some regulatory actions pertaining to our products are discussed in Item 3, LEGAL PROCEEDINGS, below.

     Since the beginning of 1998, the approval of new drugs across the EU is possible only using the European Medicines Evaluation Agency's (EMEA) mutual recognition or central approval processes. The use of either of these procedures should provide a more rapid and consistent approval across all fifteen member states than was the case when the approval processes were operating independently within each member state. Further, on January 1, 2000, Norway and Iceland became full participants in the EU central approval processes. In addition, the agreement between the EU and ten Eastern European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member countries, however. We will continue to deal with individual countries on such issues.

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

     Also in the U.S., proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in several states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. As noted above, if changes to these programs shift patients to MCOs that cover pharmaceuticals, or drug coverage for Medicare beneficiaries is expanded, usage of pharmaceuticals could increase.

     Legislation in the U.S. requires us to give rebates to state Medicaid agencies based on each state's reimbursement of pharmaceutical products under the Medicaid program. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates on page 30 of our 1999 Annual Report for details on the cost to us of such discounts and rebates, which is incorporated by reference.

     We encounter similar regulatory and legislative issues in most other countries. For example, in 1997, Japan announced a price reduction on drugs. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system.

     This international patchwork of price regulation has led to inconsistent prices and some third-party trade in our products from markets with low prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

     We are also subject to the jurisdiction of various other regulatory and enforcement departments and agencies, such as the Department of Health and Human Services, the Federal Trade Commission and the Department of Justice in the U.S., and are, therefore, subject to possible administrative and legal proceedings and actions by those organizations (see Item 3, LEGAL PROCEEDINGS, below). Such actions may include product recalls, seizures and other civil and criminal sanctions. In some cases, we have initiated product recalls voluntarily.

     It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

ENVIRONMENTAL LAW COMPLIANCE

     Most of our manufacturing and certain research operations are affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We are also cleaning up environmental contamination from past industrial activity at certain sites (see Item 3, LEGAL PROCEEDINGS, below). As a result, we incurred capital and operational expenditures in 1999 for environmental protection and clean-up of certain past industrial activity as follows:

o    environmental-related capital expenditures -- $66 million

o    other environmental-related expenses -- $88 million

While we cannot predict with certainty the future costs of such clean-up activities, capital expenditures, or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

YEAR 2000

     We have not experienced any operational problems as a result of Year 2000 issues, and Year 2000 had no material effect on our revenues. Although the transition from 1999 to 2000 did not adversely impact our Company, there can be no assurances that we will not experience any negative effects or disruptions in our businesses in the future as a result of Year 2000 issues.

     The total cost of our Year 2000 Program was $130 million, of which we incurred $94 million in 1999, $31 million in 1998 and $5 million in 1997. These costs were expensed as incurred, except for capitalizable hardware of approximately $8 million in 1999, $4 million in 1998 and $1 million in 1997, and were funded through operating cash flows. Such costs did not include normal system upgrades and replacements.

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

     We also own an insurance operation, The Kodiak Company Limited, which reinsures certain assets, inland transport and marine cargo of our international operations. Financial data for these subsidiaries are set out in Note 3 to our financial statements, FINANCIAL SUBSIDIARIES, on pages 44 and 45 in our 1999 Annual Report, which is incorporated by reference.

TAX MATTERS

     The discussion of tax-related matters (including certain proceedings involving proposed tax adjustments relating to prior years) in Note 9 to our financial statements, TAXES ON INCOME, on pages 49 and 50 in our 1999 Annual Report is incorporated by reference.

EMPLOYEES

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 1999, we employed approximately 50,900 people in our operations throughout the world. Geographically, this total breaks down as follows:

o    United States, 19,300

o    Europe, 14,400

o    Asia, 6,600

o    Canada/Latin America, 5,900

o    Africa/Middle East, 4,700


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(CAUTIONARY STATEMENTS UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995)

OUR DISCLOSURE AND ANALYSIS IN THIS REPORT AND IN OUR 1999 ANNUAL REPORT TO SHAREHOLDERS CONTAIN SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. THEY USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," AND OTHER WORDS AND TERMS OF SIMILAR MEANING IN CONNECTION WITH ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, PROSPECTIVE PRODUCTS OR PRODUCT APPROVALS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED PRODUCTS, SALES EFFORTS, EXPENSES, THE OUTCOME OF CONTINGENCIES SUCH AS LEGAL PROCEEDINGS, ANTICIPATED EFFECTS OF THE MERGER WITH WARNER-LAMBERT DISCUSSED UNDER THE HEADING RECENT DEVELOPMENTS AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT, IN THE 1999 ANNUAL REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. THEY CAN BE AFFECTED BY INACCURATE ASSUMPTIONS WE MIGHT MAKE OR BY KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES. MANY FACTORS MENTIONED IN THE DISCUSSION ABOVE - FOR EXAMPLE, GOVERNMENT REGULATIONS AROUND THE WORLD, YEAR 2000 SYSTEMS COMPLIANCE, GENERIC PRODUCT COMPETITION AND THE COMPETITIVE ENVIRONMENT - WILL BE IMPORTANT IN DETERMINING FUTURE RESULTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED. ACTUAL FUTURE RESULTS MAY VARY MATERIALLY.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR 10-Q AND 8-K REPORTS TO THE SEC. ALSO NOTE THAT WE PROVIDE THE FOLLOWING CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESSES. THESE ARE FACTORS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER FACTORS BESIDES THOSE LISTED HERE COULD ALSO ADVERSELY AFFECT THE COMPANY. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.


^ Balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and research and development for future products could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

^ In the U.S., many of our pharmaceutical products are subject to increasing pricing pressures, which could be significantly impacted by the outcome of the current national debate over Medicare reform. If the Medicare program provided outpatient pharmaceutical coverage for its beneficiaries, the federal government, through its enormous purchasing power under the program, could demand discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. On the other hand, a Medicare drug reimbursement provision may increase the volume of pharmaceutical drug purchases, offsetting, at least in part, these potential price discounts. In addition, managed care organizations, institutions and other government agencies continue to seek price discounts. Government efforts to reduce Medicare and Medicaid expenses are expected to increase the use of managed care organizations. This may result in managed care influencing prescription decisions for a larger segment of the population. International operations are also subject to price and market regulations. As a result, it is expected that pressures on pricing and operating results will continue.

^ Thirty-nine percent of our 1999 revenues arose from international operations, and we expect revenue and net income growth in 2000 to be impacted by changes in foreign exchange rates. Revenues from Asia comprised approximately 11% of total revenues in 1999, including 8% from Japan.

     These international-based revenues as well as our substantial international assets result in our exposure to currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to interest rate change risk. The risks of such changes and the measures we have taken to help contain those risks are discussed in the section entitled FINANCIAL RISK MANAGEMENT on page 36 in our 1999 Annual Report. For additional details, see
Note 4-D to our financial statements, DERIVATIVE FINANCIAL INSTRUMENTS, on pages 46 and 47 in our 1999 Annual Report. Those sections of the Annual Report are incorporated by reference.

     Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses. These factors could affect future results.

^ A new European currency (euro) was introduced in January 1999 to replace the separate currencies of eleven individual countries. The major changes during its first year of existence have occurred in the banking and financial sectors. The impact at the commercial and retail level has been limited but is expected to increase during the next two years through December 31, 2001, when the separate currencies will cease to exist. We are modifying systems and commercial arrangements to deal with the new currency, including the availability of dual currency processes to permit transactions to be denominated in the separate currencies, as well as the euro. The cost of this effort is not expected to have a material effect on our businesses or results of operations. We continue to evaluate the economic and operational impact of the euro, including its impact on competition, pricing and foreign currency exchange risks. There is no guarantee, however, that all problems have been foreseen and corrected, or that no material disruption will occur in our businesses.

^ International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

^ Cost-containment measures employed by governments that have the effect of limiting patient access to medicines and related issues described above in GOVERNMENT REGULATION AND PRICE CONSTRAINTS affect the growth and profitability of our operations in some countries. Those factors could affect future results.

^ Business combinations among our competitors could affect our competitive position in the pharmaceutical, consumer health care and animal health businesses. Similarly, combinations among our major customers could increase their purchasing power in dealing with us. In addition, our proposed merger with Warner-Lambert could affect our business, finances and capital structure. While we anticipate earnings and revenues growth, as well as substantial cost savings and operating efficiencies to be achieved in connection with the merger with Warner-Lambert, we cannot give any assurance that these results will be realized in the combined company within the time periods contemplated or even if they will be realized at all.

^ Generic competition is a major challenge in the U.S. Loss of patent protection typically leads to dramatic loss of sales in the U.S. market and could affect future results.

^ Risks and uncertainties particularly apply with respect to product-related forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. Prospective products can fail to receive regulatory approval. There are also many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patents and products by competitors and related patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related forward-looking statements.

^ As discussed above in MARKETING, decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy once the drug receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they consume time and resources and can delay submitting the drug candidate for initial approval. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The quality of our decisions in this area can affect our future results.

^ Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to build up production capacity commensurate with demand, or the failure to predict market demand for or to gain market acceptance of approved products could affect future results.

^ We currently have seven products with annual sales to third parties exceeding one billion dollars. In this group are five medicines discovered by PFIZER - NORVASC, ZITHROMAX, ZOLOFT, VIAGRA and DIFLUCAN - and our alliance products LIPITOR and CELEBREX. Those products accounted for more than half of our 1999 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

^ We cannot always predict with accuracy the timing or impact of possible future competition on sales of our products. for example, PROCARDIA XL, our patented form of sustained-release nifedipine, has been an important product for us, but its sales have been declining, and we expect that to continue. Sales of PROCARDIA XL were $822 million in 1997, $714 million in 1998 and $521 million in 1999. This decline has been due, at least in part, to the medical community's increased emphasis on our more advanced product, NORVASC. It is also partly attributable to the fact that there has been another form of sustained-release nifedipine available on the market since 1993, although it is not approved for treatment of all the same indications as PROCARDIA XL. Additional potentially competitive products have been filed for FDA approval, one of which was approved by the FDA in December, 1999 (see the discussion in Item 3, LEGAL PROCEEDINGS, below). This indicates that the number of medicines that compete with PROCARDIA XL may increase, and the sales of competing products may affect our expected results.

^ During 1995, the authors of some non-clinical studies questioned the safety of calcium channel blockers (CCBs). Although the clinical evidence supported the safety of this class of medications, the FDA convened an advisory panel to review their safety. In 1996, that advisory panel found no data to support challenges to the safety of newer sustained-release and intrinsically long-acting CCBs (such as NORVASC and PROCARDIA XL - products for treatment of hypertension and angina).

     Questions about this class of products continued throughout 1997, however, and included scientific publications and presentations asserting that these products were associated with various serious medical conditions.

     During 1997, data from newly conducted studies and reviews and decisions by two national regulatory authorities, plus newly published National Institutes of Health guidelines, were all supportive of the safety of long-acting CCBs like NORVASC AND PROCARDIA XL and of their appropriateness as first-line medications in the treatment of hypertension.

     We continue to believe that the safety and effectiveness of NORVASC and PROCARDIA XL are supported by a large body of data from numerous studies and the daily clinical experiences of physicians around the world. It is not possible, however, to predict the impact on our future sales, if any, of existing or future studies, regulatory agency actions or a continuing debate regarding CCBs.

^ Growth in costs and expenses, changes in product mix and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could affect future results. For example, we may be unable to maintain or further enhance those margin improvements achieved in recent years, which would affect future results.

^ In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. This pronouncement requires us to adopt SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value.

     Such new or revised accounting standards and rules are issued from time to time. Although the standard mentioned above is not expected to have a material impact on our reported financial results, future standards and rules could have such an effect.

^ As described above in the section YEAR 2000, we have not experienced any operational problems as a result of Year 2000 issues, and Year 2000 had no material effect on our revenues. Although the transition from 1999 to 2000 did not adversely impact our Company, there can be no assurances that we will not experience any negative effects or disruptions in our businesses in the future as a result of Year 2000 issues.

^ Changes in the U.S. Tax Code and the tax laws of other countries can affect our net earnings. For example, pursuant to the Small Jobs Protection Act of 1996 (the ACT), Section 936 of the Internal Revenue Code was repealed for tax years beginning after December 31, 1995. Section 936 had created the U.S. possessions corporation income tax credit, which gave us tax benefits for certain operations in Puerto Rico. The Act provided that as an existing credit claimant, we are eligible to continue using the credit against the tax arising from our manufacturing income earned in Puerto Rico for an additional ten-year period. The amount of manufacturing income eligible for the credit during this additional period is subject to a cap based on income earned prior to 1996 in Puerto Rico. This ten-year extension does not apply to investment income earned in Puerto Rico, the credit on which expired as of

July 1, 1996. The Act did not affect the amendments made to Section 936 by the Omnibus Budget Reconciliation Act of 1993, which provided for a five-year phase-down of the U.S. possession tax credit from 100% to 40%. In addition, the Act permitted the extension of the R&D tax credit through June 30, 1998. In 1998, this credit was again extended to June 30, 1999, and in 1999, it was further extended to June 30, 2004.

^ Claims have been brought against us and our subsidiaries for various legal, environmental and tax matters, and additional claims arise from time to time. In addition, our operations are subject to international, federal, state and local environmental laws and regulations. It is possible that our cash flows and results of operations could be affected by the one-time impact of the resolution of these contingencies. We believe that the ultimate disposition of current matters to the extent not previously provided for will not have a material impact on our financial condition or cash flows and results of operations, except where specifically commented upon in the discussion of such matters in LEGAL PROCEEDINGS in Item 3 in this report, in TAX MATTERS above and in Note 9 to our financial statements, TAXES ON INCOME, on pages 49 and 50 in our 1999 Annual Report, which is incorporated by reference.

ITEM 2.  PROPERTIES

     Our world headquarters is located in several buildings in New York City. We own two of these buildings, including our main 33-story office tower, and rent space in others nearby. The 33-story office tower is located on a site we have leased under a long-term ground lease. Altogether, our headquarters operations occupy over 1.6 million square feet of owned and leased office space in New York City.

     Our pharmaceutical business owns and leases space for sales and marketing, administrative support and customer service functions around the world.

     Our major research and development facilities are located in manufacturing/R&D complexes that we own containing multiple buildings in Groton, Connecticut; Sandwich, England and Nagoya, Japan. The buildings at our Groton facility currently contain approximately 3.5 million square feet of floor space. Approximately 1 million square feet is used for manufacturing, and the rest is used for research and development. The Company also began construction in 1998 on an additional 750,000 square-foot facility on a 24-acre site in nearby New London, Connecticut, to initially house 1,300 employees from the Company's research operations.

     Buildings on our 334-acre Sandwich, England campus house research, our U.K. pharmaceutical sales office and a production plant. These facilities contain almost 2 million square feet of floor space, approximately half of which is used for research and development. An additional 900,000 square feet of new research space is under construction.

     At our facility in Nagoya, Japan, the buildings contain 790,000 square feet of floor space, of which 300,000 square feet is used for research.

     We own other important research facilities in Amboise, France and Terre Haute, Indiana. A number of smaller research and development operations around the world focus principally on their local markets. As discussed above, we have been expanding our research and development facilities in recent years to meet the challenges of handling growing research activities. In 1999, over 2.3 million square feet of research facilities was under construction at our sites in Groton, Sandwich and Nagoya.

     Our Global Manufacturing Division operates 32 plants that produce products for our pharmaceutical, consumer and animal health businesses around the world. Twenty of these are major facilities. These plants handle one or more of three basic types of production processes:

o    fermentation

o    organic synthesis

o    product production

We have four major fermentation plants:

o    Rixensart, Belgium

o    Sao Paulo, Brazil

o    Nagoya, Japan

o    Sandwich, England, U.K.

     Our major organic synthesis facilities are in four locations:

o    Barceloneta, Puerto Rico, U.S.

o    Groton, Connecticut, U.S.

o    Ringaskiddy, Ireland

o    Sandwich, England, U.K.

     We have major product production plants at seventeen sites in eleven countries:

o    Amboise, France

o    Barceloneta, Puerto Rico, U.S.

o    Brooklyn, New York, U.S.

o    Dalian, China

o    Illertissen, Germany

o    Latina, Italy

o    Lee's Summit, Missouri, U.S.

o    Lincoln, Nebraska, U.S.

o    Louvain-la-Neuve, Belgium

o    Nagoya, Japan

o    Parsippany, New Jersey, U.S.

o    Sandwich, England, U.K.

o    San Jose Iturbide, Mexico

o    Sao Paulo, Brazil

o    Terre Haute, Indiana, U.S.

o    Toluca, Mexico

o    Valencia, Venezuela

     Our Consumer Health Care and Animal Health Groups have their principal executive offices in leased facilities one block away from the Company's world headquarters.

     Consumer Health Care has its principal research operations in Parsippany, New Jersey. Consumer Health Care's sales and marketing offices are generally leased and shared with local pharmaceutical sales offices, except in Mexico and the U.K., where Consumer Health has separate offices.

     Animal Health owns its North American headquarters in Exton, Pennsylvania, and leases some additional space in a nearby office building. It also owns office space in Zaventem, Belgium, for support of its international operations.

     Most of Animal Health's research facilities are shared with our pharmaceutical business.

     Our distribution operations in the U.S. include our large, state-of-the-art distribution and order fulfillment operation in a 450,000 square-foot building on a 20-acre site in Memphis, Tennessee, a new 190,000 square-foot distribution center at our plant site in Parsippany, New Jersey, and a facility in Irvine, California. A new West Coast distribution facility is under construction in Reno, Nevada. The Animal Health Group also operates its own distribution facilities. We also operate distribution facilities in major markets around the world.

     In general, our properties are well maintained, adequate and suitable to their purposes. The growth of our businesses has created space pressures for certain operations, however. We have responded to such challenges with plans to provide appropriate facilities as needs are demonstrated. Note 7 to our financial statements, PROPERTY, PLANT AND EQUIPMENT on page 48 in our 1999 Annual Report, which discloses amounts invested in land, buildings and equipment, and the discussion of investing activities under the heading SUMMARY OF CASH FLOWS on page 34 of our Annual Report, which describes our capital expenditures, are incorporated by reference. See also the discussion under Note 11 entitled LEASE COMMITMENTS on page 52 of our Annual Report, which is also incorporated by reference.

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

FORMER FOOD SCIENCE DIVISION

     In 1999, the Company pleaded guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltols from December 1989 until December 1995, and paid a total fine of $20 million. The activities at issue involved the Company's former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company's current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Five purported class action suits involving these products have been filed against the Company; two in California State Court, and three in New York Federal Court. The Company does not believe that this plea and settlement, or civil litigation involving these products, will have a material effect on its business or results of operations.

NIFEDIPINE PATENTS

     On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan pharmaceuticals for a sustained-release nifedipine product asserted to be bioequivalent to PROCARDIA XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent-infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the United States District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent No. 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. On March 16, 1999, the United States District Court granted Mylan's motion to file an amended answer and antitrust counterclaims. On December 17, 1999, Mylan received final approval from the FDA for its 30 mg. extended-release nifedipine tablet. On February 28, 2000, a settlement agreement was entered into between Mylan and the Company under which the litigation was terminated and Mylan will market a generic sustained-release nifedipine product manufactured by the Company under its own trademark.

     On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained-release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of PROCARDIA XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratories of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to PROCARDIA XL. On April 2, 1998, Bayer and Pfizer filed a patent-infringement action against Biovail, relating to their 60 mg. nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24, 1998, Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative, to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the District Court in Pennsylvania granted Pfizer's motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the District Court in Puerto Rico denied Biovail's motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. On April 12, 1999, Biovail filed a motion for summary judgment also based in part on the summary judgment motion granted to Elan in the Bayer v. Elan litigation in the Northern District of Georgia. Pfizer and Bayer's response was filed on April 26, 1999. On September 20, 1999, the United States District Court in Puerto Rico denied Biovail's motion for summary judgment without prejudice to their refiling after completion of discovery in the PROCARDIA XL patent-infringement litigation. The court set an expedited discovery schedule with a deadline of December 30, 1999, to complete discovery of parties and fact witnesses and February 29, 2000, to complete discovery of expert witnesses. On December 20, 1999, the court extended the date to complete fact discovery to January 28, 2000, and that of expert discovery to March 15, 2000. A status conference with the court scheduled for March 17, 2000, has been postponed and a new date is awaited.

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

     On February 10, 1999, the Company received a notice from Lek U.S.A. of its filing of an ANDA for a 90 mg. formulation of nifedipine alleged to be bioequivalent to PROCARDIA XL. On March 25, 1999, Bayer and Pfizer commenced suit against Lek for infringement of the same two Bayer patents originally asserted against Lek's 60 mg. formulation. This case was also the subject of a settlement conference. In September, 1999, a settlement agreement was entered into among the parties staying this litigation until the expiration of U.S. Patent No. 4,412,986 on November 2, 2000.

     On November 9, 1998, Pfizer received an ANDA notice letter from Martec Pharmaceutical, Inc. for generic versions (30 MG., 60 MG., 90 MG.) OF PROCARDIA XL. On or about December 18, 1998, Pfizer received a new ANDA certification letter stating that the ANDA had actually been filed in the name of Martec Scientific, Inc. On December 23, 1998, Pfizer brought an action against Martec Pharmaceutical, Inc. and Martec Scientific, Inc. in the Western District of Missouri for infringement of Bayer's patent relating to nifedipine of a specific particle size. On January 26, 1999, a second complaint was filed against Martec Scientific in the Western District of Missouri based on Martec's new ANDA certification letter. Martec filed its response to this complaint on February 26, 1999. A hearing to determine claim scope is scheduled for June 1, 2000.

     Pfizer filed suit on July 8, 1997, against the FDA in the United States District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing PROCARDIA XL that uses a different extended-release mechanism. Pfizer's suit alleges that extended-release mechanisms that are not identical to the osmotic pump mechanism of PROCARDIA XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. On March 31, 1998, the U.S. District Judge granted the government's motion for summary judgment against the Company. On July 16, 1999, the D.C. Court of Appeals dismissed the appeal on the ground that since the FDA had not approved any ANDA referencing PROCARDIA XL that uses a different extended-release mechanism than the osmotic pump mechanism of PROCARDIA XL, it was premature to maintain this action, stating that Pfizer has the right to bring such an action if, and when, the FDA approves such an ANDA. Subsequent to FDA's final approval of Mylan's ANDA, on December 18, 1999 Pfizer filed suit against FDA in the United States District Court for the District of Delaware. The suit alleges that FDA unlawfully approved Mylan's 30 mg. extended release product because FDA had not granted an ANDA suitability petition reflecting a difference in dosage form from PROCARDIA XL. As a result of the settlement agreement with Mylan, Pfizer and the FDA have agreed to dismiss this suit without prejudice.

DOXAZOSIN PATENT

     On March 31, 1999, the Company received notice from TorPharm of its filing, through its U.S. agent Apotex Corp., of an ANDA for 1 mg., 2 mg., 4 mg. and 8 mg. tablets alleged to be bioequivalent to CARDURA (doxazosin mesylate). The notice letter alleges that Pfizer's patent on doxazosin is invalid in view of certain prior art references. Following a review of these allegations, suit was filed in the United States District Court for the Northern District of Illinois against TorPharm and Apotex Corp. on May 14, 1999. The defendants requested a 90-day period in which to file their answer. The request was granted and TorPharm/Apotex's answer was filed by August 19, 1999. Discovery is in progress. On June 2, 1999, FDA was notified that given the patent litigation and pursuant to provisions of the Federal Food Drug and Cosmetic Act, the FDA may not approve the TorPharm application for thirty months from filing or resolution of the litigation.

DRUG SCREENING PATENTS

     On May 5, 1999, the Company filed an action against Sibia Neurosciences, Inc. in the United States District Court for the District of Delaware seeking a declaratory judgment that two Sibia patents claiming reporter gene drug screening assays are invalid, not infringed by the Company, and unenforceable due to Sibia's misuse of its patent rights in seeking certain license terms. On May 27, 1999, Sibia Neurosciences, Inc. filed an answer to the Company's declaratory judgment action in which Sibia denies that a prior case or controversy existed, but admits that a case or controversy does now exist regarding at least one patent in suit, denies the invalidity, unenforceability and non-infringement of the patents in suit, and asserts various jurisdictional and equitable defenses, affirmative defenses, and lack of standing by the Company to assert patent misuse. Sibia Neurosciences also filed a counterclaim alleging willful infringement by the Company of one of the patents in suit. A reply to that counterclaim denying Sibia's allegation has been filed. The parties submitted a joint status report to the court on December 14, 1999, in which the parties agreed to complete fact discovery by August 21, 2000, and commence trial on January 8, 2001.

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

ZOLOFT PATENTS

     On December 17, 1999, the Company received notice of the filing of an ANDA by Zenith Goldline Pharmaceuticals for 50 mg. and 100 mg. tablets of sertraline hydrochloride alleged to be bioequivalent to ZOLOFT. Zenith has certified to the FDA that it will not engage in the manufacture, use or sale of sertraline hydrochloride until the expiration of Pfizer's U.S. Patent 4,536,518, which covers sertraline per se and expires December 30, 2005. Zenith has also alleged in its certification to the FDA that the manufacture, use and sale of Zenith's product will not infringe Pfizer's U.S. Patent 4,962,128, which covers methods of treating an anxiety-related disorder or Pfizer's U.S. Patent 5,248,699, which covers a crystalline polymorph of sertraline hydrochloride. These patents expire in November 2009 and August 2012, respectively. On January 28, 2000 the Company filed a patent infringement action against Zenith Goldline and its parent Ivax Corporation in the United States District Court for the District of New Jersey for infringement of the `128 and `699 patents.

FLUCONAZOLE PATENT

     On February 1, 2000 the Company received notice of the filing of an ANDA by Novopharm Limited for 50 mg, 100 mg, 150 mg and 200 mg tablets of fluconazole alleged to be bioequivalent to DIFLUCAN. Novopharm has certified to the FDA its position that the Company's U.S. Patent 4,404,216, which covers fluconazole, is invalid. This patent expires in January 2004. On March 10, 2000, the Company filed a patent infringement action under the '216 patent against Novopharm in the United States District Court for the Northern District of Illinois.

HYBRID CORN SEED LITIGATION

     In pre-existing litigation between Pioneer Hi-Bred International, Inc. and DeKalb Genetics Corporation in the United States District Court for the Southern District of Iowa, the court granted on October 8, 1999 Pioneer's motion to add additional parties, including Pfizer Inc. and Monsanto Co. (the present owner of DeKalb Genetics Corporation), as codefendant parties. The amended complaint, which claims violations of the federal Lanham Act and Iowa state law stemming from the codefendants' alleged use of Pioneer's corn seed germplasm in the development of competitive corn seed products, was served on the Company on October 19. The Company filed its answer on December 15, 1999.

TROVAN TRADEMARK

     On September 22, 1999, the jury in a trademark-infringement litigation brought against the Company by Trovan Ltd. and Electronic Identification Devices, Ltd. relating to use of the TROVAN mark for trovafloxacin issued a verdict in favor of the plaintiffs with respect to liability, holding that the Company had infringed Trovan Ltd.'s mark and had acted in bad faith. Following a further damage trial, on October 12, 1999, the jury awarded Trovan Ltd. a total of $143 million in damages, comprised of $5 million actual damages, $3 million as a reasonable royalty and $135 million in punitive damages. The court held a hearing on December 27, 1999, on whether to award the plaintiffs profits based on the company's sales of TROVAN and, if so, the amount of same. On February 24, 2000, the court entered judgment on the jury verdict and enjoined the company's use of the TROVAN mark effective October 16, 2000. The plaintiff's request to be awarded the company's profits from TROVAN sales and for treble damages was denied. The Company's motion for mistrial remains outstanding and will be considered with additional post-trial motions to overturn the jury verdicts and the damage award.

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

ASBESTOS MATTERS

     Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. ("Quigley"), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of sixteen defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company, but most have been resolved.

     As of January 29, 2000, there were 57,328 personal injury claims pending against Quigley and 26,890 such claims against the Company (excluding those that are inactive or have been settled in principle), and 68 talc cases against the Company.

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

BRAND-NAME PRESCRIPTION DRUGS ANTITRUST LITIGATION

     In 1993, the Company was named, together with numerous other manufacturers of brand-name prescription drugs and certain companies that distribute brand-name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies, alleging that the manufacturers violated the Sherman Act by agreeing not to give retailers certain discounts and that the failure to give such discounts violated the Robinson Patman Act. A class action was brought on the Sherman Act claim, as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions") on both the Sherman Act and Robinson Patman Act claims. A retailer class was certified in 1994 (the "Federal Class Action"). In 1996, fifteen manufacturer defendants, including the Company, settled the Federal Class Action. The Company's share was $31.25 million, payable in four annual installments without interest. Trial began in September 1998 for the class case against the non-settlers, and the District Court also permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases. The District Court dismissed the case at the close of the plaintiffs' evidence. The plaintiffs appealed and, on July 13, 1999, the Court of Appeals upheld most of the dismissal but remanded on one issue, while expressing doubts that the plaintiffs could prove any damages. The District Court has since opined that the plaintiffs cannot prove such damages.

     Retail pharmacy cases also have been filed in state courts in five states, and consumer class actions were filed in state courts in fourteen states and the District of Columbia alleging injury to consumers from the failure to give discounts to retail pharmacy companies.

     In addition to its settlement of the retailer Federal Class Action (see above), the Company has also settled several major opt-out retail cases, and along with other manufacturers: (1) has entered into an agreement to settle all outstanding consumer class actions (except Alabama, California, New Mexico, North Dakota, South Dakota and West Virginia), which settlement is going through the approval process in the various courts in which the actions are pending; and
(2) has entered into an agreement to settle the California consumer case, which has been approved by the Court there.

     The Company believes that these brand-name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit.

     The Federal Trade Commission opened an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996, the Commission issued a subpoena for documents to the Company, among others, to which the Company responded. A second subpoena was issued to the Company for documents in May 1997 and the Company again responded. We are not aware of any further activity.

PLAX

     FDA administrative proceedings relating to PLAX are pending, principally an industry-wide call for data on all anti-plaque products by the FDA. The call-for-data notice specified that products that have been marketed for a material time and to a material extent may remain on the market pending FDA review of the data, provided the manufacturer has a good faith belief that the product is generally recognized as safe and effective and is not misbranded. The Company believes that PLAX satisfied these requirements and prepared a response to the FDA's request, which was filed on June 17, 1991. This filing, as well as the filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Committee. The Committee has issued a draft report recommending that plaque removal claims should not be permitted in the absence of data establishing efficacy against gingivitis. The process of incorporating the Advisory Committee recommendations into a final monograph is expected to take several years. If the draft recommendation is ultimately accepted in the final monograph, although it would have a negative impact on sales of PLAX, it will not have a material adverse effect on the sales, financial position or operations of the Company.

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

RID

         Since December 1998, four actions have been filed, in state courts in Houston, San Francisco, Chicago and New Orleans, purportedly on behalf of statewide (California) or nationwide (Houston, Chicago and New Orleans) classes of consumers who allege that the Company's and other manufacturers' advertising and promotional claims for RID and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. The Houston case has been voluntarily dismissed and proceedings in the San Francisco, Chicago and New Orleans cases are still in early stages of the proceedings. The Company believes the complaints are without merit.

DESITIN

     In December, 1999 and January, 2000, two suits were filed in California state courts against the Company and other manufacturers of zinc oxide-containing powders. The first suit was filed by the Center for Environmental Health and the second was filed by an individual plaintiff on behalf of a purported class of purchasers of baby powder products. The suits generally allege that the label of DESITIN powder violates California's "Proposition 65" by failing to warn of the presence of lead, which is alleged to be a carcinogen. In January, 2000, the Company received a notice from a California environmental group alleging that the labeling of DESITIN ointment and powder violates Proposition 65 by failing to warn of the presence of cadmium, which is alleged to be a carcinogen. Several other manufacturers of zinc oxide-containing topical baby products have received similar notices. The Company believes that the labeling for DESITIN complies with applicable legal requirements.

FDA REQUIRED POST-MARKETING REPORTS

         In April 1996, the Company received a Warning Letter from the FDA relating to the timeliness and completeness of required post-marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities. A review of the Company's new procedures was undertaken by FDA in 1999. The Company and Agency met to review the findings of this review and agreed that commitments and remedial measures undertaken by the Company related to the Warning Letter have been accomplished. The Company agreed to keep the Agency informed of its activities as it continues to modify its processes and procedures.

TROVAN

     During May and June, 1999, the FDA and the European Union's Committee for Proprietary Medicinal Products (CPMP) reconsidered the approvals to market Trovan, a broad-spectrum antibiotic, following post-market reports of severe adverse liver reactions to the drug. On June 9, the company announced that, regarding the marketing of TROVAN in the United States, it had agreed to restrict the indications, limit product distribution, make certain other labeling changes and to communicate revised warnings to health care professionals in the United States. On July 1, Pfizer received the opinion of the CPMP recommending a one-year suspension of the licenses to market TROVAN in the European Union. The CPMP opinion has been finalized in a Final Decision by the European Commission. Since June, 1999, three suits and several claims have been received by the Company alleging liver injuries due to the ingestion of TROVAN. The majority of these claims have been resolved without litigation. In June and July, 1999, two of the lawsuits were filed in the Circuit Court, Hampton County, South Carolina on behalf of a purported class of all persons who received TROVAN, seeking compensatory and punitive damages and injunctive relief. One of the suits, seeking injunctive relief, has been dismissed. No substantive proceedings have yet occurred in the other suit and the Company believes that it is not properly maintainable as a class action, and will defend against it accordingly.

RIMADYL

     In October 1999 the Company was sued in an action seeking unspecified damages, costs and attorney's fees on behalf of a purported class of people whose dogs had suffered injury or death after ingesting RIMADYL, an antiarthritic medication for older dogs. The suit, which was filed in state court in South Carolina, is in the early pretrial stages. The Company believes it is without merit.

MEDICAL TECHNOLOGY GROUP

     During 1998, the Company completed the sale of all of the businesses and companies that were part of the Medical Technology Group. As part of the sale provisions, the Company has retained responsibility for certain items, including matters related to the sale of MTG products sold by the Company before the sale of the MTG businesses. A number of cases have been brought against Howmedica Inc. (some of which also name the Company) alleging that P.C.A. one-piece acetabular hip prostheses sold from 1983 through 1990 were defectively designed and manufactured and pose undisclosed risks to implantees. These cases have now been resolved. Between 1994 and 1996, seven class actions alleging various injuries arising from implantable penile prostheses manufactured by American Medical Systems were filed and ultimately dismissed or discontinued. Thereafter, between late 1996 and early 1998, approximately 700 former members of one or more of the purported classes, represented by some of the same lawyers who filed the class actions, filed individual suits in Circuit Court in Minneapolis alleging damages from their use of implantable penile prostheses. Most of these claims, along with a number of filed and unfiled claims from other jurisdictions, have now been resolved. The Company believes that most if not all of these cases are without merit.

DIABINESE (BRAZIL)

     In June, the Ministry of Justice of the State of Sao Paulo, Brazil, commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. ("Pfizer Brazil") asserting that during a period in 1991 Pfizer Brazil withheld sale of the pharmaceutical product DIABINESE in violation of antitrust and consumer protection laws. The action sought the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. In February 1996, the trial court issued a decision holding Pfizer Brazil liable. The trial court's opinion also established the amount of moral damages for individuals who might make claims later in the proceeding and set out a formula for calculating the payment into the public reserve fund which could have resulted in a sum of approximately $88 million. Pfizer Brazil appealed this decision. In September 1999, the appeals court issued a ruling upholding the trial court's decision as to liability. However, the appeals court decision overturned the trial court's decision concerning damages, ruling that criteria to apply in the calculation of damages, both as to individuals and as to payment of any amounts to the reserve fund, should be established only in a later stage of the proceeding. The Company believes that this action should not have a material adverse effect on the financial position or the results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                        EXECUTIVE OFFICERS OF THE COMPANY

     As of March 10, 2000, the following executive officers of the Company hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders.

NAME                      AGE                                  POSITION

Brian W. Barrett........   60    Vice President; President - Animal Health Group
M. Kenneth Bowler.......   57    Vice President - Federal Government Relations
Loretta V. Cangialosi...   41    Vice President; Corporate Controller
C. L. Clemente..........   62    Executive Vice President, Corporate Affairs;
                                 Secretary and Corporate Counsel; Member of the
                                 Corporate Management Committee
Gary N. Jortner.........   54    Vice President; Senior Vice President, Product
                                 Development- Pfizer Pharmaceuticals Group
Karen L. Katen..........   51    Senior Vice President; Executive Vice President
                                 - Pfizer Pharmaceuticals Group and President -
                                 U.S. Pharmaceuticals; Member of the Corporate
                                 Management Committee
J. Patrick Kelly........   42    Vice President; Senior Vice President -
                                 Worldwide Marketing - Pfizer Pharmaceuticals
                                 Group
Alan G. Levin...........   37    Vice President; Treasurer
Henry A. McKinnell......   57    President and Chief Operating Officer;
                                 President - Pfizer Pharmaceuticals Group;
                                 Member of the Corporate Management Committee
Paul S. Miller..........   60    Executive Vice President; General Counsel;
                                 Member of the Corporate Management Committee
George M. Milne, Jr.....   56    Senior Vice President; President - Central
                                 Research; Member of the Corporate Management
                                 Committee
John F. Niblack.........   61    Vice Chairman; Member of the Corporate
                                 Management Committee
William J. Robison......   64    Executive Vice President - Corporate Employee
                                 Resources; Member of the Corporate Management
                                 Committee
Craig Saxton............   57    Vice President; Executive Vice President -
                                 Central Research
David L. Shedlarz.......   51    Executive Vice President and Chief Financial
                                 Officer; Member of the Corporate Management
                                 Committee
Mohand Sidi Said........   61    Vice President; Senior Vice President - Pfizer
                                 Pharmaceuticals Group and Area President -
                                 Asia/Africa/Middle East
William C. Steere, Jr...   63    Chairman of the Board and Chief Executive
                                 Officer; Chair of the Corporate Management
                                 Committee
Frederick W. Telling....   48    Vice President, Corporate Strategic Planning
                                 and Policy

Information concerning Messrs. Steere, Clemente and Miller and Drs. McKinnell and Niblack is incorporated by reference from the discussion under the captions NOMINEES FOR DIRECTORS WHOSE TERMS EXPIRE IN 2003, DIRECTORS WHOSE TERMS EXPIRE IN 2001 AND NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS in Chapter Five of our joint proxy statement/prospectus for the 2000 Annual Meeting of Shareholders.

BRIAN W. BARRETT

Mr. Barrett joined us in 1966 and has held various financial positions, including Chief Financial Officer of Pfizer Canada. In 1971, he was appointed Assistant Controller of Pfizer International in New York; in 1973, Director of International Planning and in 1976, Director of Planning. In 1980, Mr. Barrett was appointed Vice President - Corporate Strategic Planning; in 1983, he became Vice President - Finance for Pfizer International; in 1985, President -Africa/Middle East; and in 1991, President - Asia/Canada. In 1992, Mr. Barrett was elected one of our Vice Presidents and in 1993, became President, Northern Asia, Australasia and Canada - International Pharmaceuticals Group. Mr. Barrett was named Executive Vice President, International Pharmaceuticals Group, in 1995 and President - Animal Health Group in April 1996.

M. KENNETH BOWLER

Dr. Bowler joined us in 1989 and was elected Vice President - Federal Government Relations in 1990. He formerly served as Staff Director for the House Ways and Means Committee. Dr. Bowler also was on the faculty of the University of Maryland as an Assistant Professor in the Political Science Department.

LORETTA V. CANGIALOSI

Ms. Cangialosi joined us in 1993 as Assistant Manager, Corporate Ledger in the Controllers Division. In 1995 she was named Manager, External Financial Reporting and in 1997 became Director, Accounting Advisory Services. Ms. Cangialosi was named Senior Director, Corporate Accounting in January 1999, and in September 1999 was elected our Vice President; Corporate Controller.

GARY N. JORTNER

Mr. Jortner joined us in 1973 as a Systems Analyst for Pfizer Pharmaceuticals. In 1974, he transferred to product management and progressed through a series of promotions that resulted in his being named Group Product Manager for Pfizer Labs in 1978. In 1981, he became Vice President of Marketing for Pfizer Labs. In 1986, he was promoted to Vice President of Operations for Pfizer Labs. In 1991, he was named Vice President and General Manager, Pfizer Labs Division. In 1992, Mr. Jortner was elected one of our Vice Presidents. In 1994, he was named Vice President; Group Vice President, Disease Management - U.S. Pharmaceuticals Group. In 1997, he became Vice President, Product Development -Pfizer Pharmaceuticals Group, and in 1998, he was promoted to Senior Vice President, Product Development - Pfizer Pharmaceuticals Group.

KAREN L. KATEN

Ms. Katen joined us in 1974 as a Marketing Associate for Pfizer Pharmaceuticals. Beginning in 1975, she progressed through a number of positions of increasing responsibility in the Roerig product management group which resulted in her being named Group Product Manager in 1978. In 1980, she transferred to Pfizer Labs as a Group Product Manager and later became Director, Product Management. In 1983, she returned to Roerig as Vice President-Marketing. In 1986, she was named Vice President and General Manager-Roerig Division. In 1992, she was elected one of our Vice Presidents, and in 1993, became Executive Vice President of the U.S. Pharmaceuticals Group. In 1995 Ms. Katen was named President of the U.S. Pharmaceuticals Group, and in 1997 became Executive Vice President - Pfizer Pharmaceuticals Group. In May 1999 Ms. Katen was elected a Senior Vice President of the Company.

Ms. Katen is a Director of General Motors Corporation and Harris Corporation and serves on the International Council of J.P. Morgan & Co.

J. PATRICK KELLY

Mr. Kelly joined us in 1981 as a Marketing Research Associate in the Pharmaceuticals Division. He became Product Analyst in 1982 and, in 1983, was made Marketing Associate in the Roerig Division. He progressed through a series of positions of increasing responsibility and became Group Product Manager for Roerig in 1989. In 1992, he was named Vice President-Marketing, Roerig in the U.S. Pharmaceuticals Group and, in 1994, became its Group Vice President, Disease Management. In 1996, he was elected one of our Vice Presidents and, in 1997, was named Senior Vice President, Disease Management U.S. Pharmaceuticals, and later that year became Vice President - Pfizer Pharmaceuticals Group and Senior Vice President - U.S. Pharmaceuticals. In 1998, Mr. Kelly was named Senior Vice President-Worldwide Marketing - Pfizer Pharmaceuticals Group.

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

GEORGE M. MILNE, JR.

Dr. Milne joined us in 1970 as a Research Scientist and was promoted to Senior Research Scientist and then Project Manager in 1973 and 1974, respectively. In 1978, Dr. Milne became a Discovery Manager with responsibility for research programs targeting inflammation, pain and mental disease. Following additional postdoctoral training and research in pharmacology, he was promoted to Director and then Executive Director of the Department of Immunology and Infectious Diseases. In 1985, Dr. Milne was appointed the Vice President of global Research and Development Operations before becoming the Senior Vice President of Research and Development in 1988. In 1993, Dr. Milne was elected one of our Vice Presidents and, since that same year, has been President of our Central Research Division. In May 1999 Dr. Milne was elected a Senior Vice President of the Company. Dr. Milne is a Director of Mettler-Toledo Corporation, Inc.

WILLIAM J. ROBISON

Mr. Robison joined us in 1961 as a Sales Representative for Pfizer Labs. After serving in a number of positions of increasing responsibility in the Labs division, he was appointed Vice President of Sales in 1980, and Senior Vice President - Pfizer Labs in 1986. In 1990, he was appointed Vice President and General Manager of Pratt Pharmaceuticals. In 1992, he was named President of the Consumer Health Care Group, and was elected one of our Vice Presidents. In 1996, Mr. Robison was elected Senior Vice President - Corporate Employee Resources, and in May 1999 was elected an Executive Vice President of the Company.

CRAIG SAXTON

Dr. Saxton joined us in 1976 as Clinical Projects Director for the Central Research Division of Pfizer Limited in Sandwich, England. In 1981, he was named Senior Associate Medical Director for the International Division of Pfizer Inc and, in 1982, became the Division's Vice President, Medical Director. Dr. Saxton became Senior Vice President, Clinical Research and Development for the Central Research Division in 1988. In 1993, he was named Executive Vice President - Central Research and was elected one of our Vice Presidents.

DAVID L. SHEDLARZ

Mr. Shedlarz joined us in 1976 as Senior Financial Analyst in the Pharmaceuticals Division. Following a series of positions of increasing responsibility, including service as financial manager and controller of the Marketing/Sales/Production, Diagnostics

Division, he was promoted to Production Controller of the U.S. Pharmaceuticals Division in 1979. He was appointed Assistant Group Controller - U.S. Pharmaceuticals Division in 1981. In 1984, Mr. Shedlarz assumed responsibilities as Group Controller and was promoted to Vice President of Finance of the U.S. Pharmaceuticals Group in 1989. He was elected our Vice President - Finance in 1992, and was named our Chief Financial Officer in 1995. Mr. Shedlarz became our Senior Vice President in 1997, and in May 1999 was elected an Executive Vice President of the Company.

MOHAND SIDI SAID

Mr. Sidi Said joined us in 1965 as a professional sales representative. During his career, he has held a variety of management assignments in Algeria, Morocco, Kenya, Egypt, France, Belgium and the United States. In 1996, he was elected one of our Vice Presidents and was also named Senior Vice President - Pfizer Pharmaceuticals Group and Area President -Asia/Africa/Middle East.

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


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange. It is also listed on the London, Paris, Brussels and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table QUARTERLY CONSOLIDATED FINANCIAL DATA on page 61 of our 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     Historical financial information is incorporated by reference from the FINANCIAL SUMMARY on page 62 of our 1999 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the FINANCIAL REVIEW on pages 28 through 37 of our 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading FINANCIAL RISK MANAGEMENT on page 36 of our 1999 Annual Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the INDEPENDENT AUDITORS' REPORT found on page 38 and from the consolidated financial statements, related notes and supplementary data on pages 39 through 61 of our 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about our Directors is incorporated by reference from the discussion under Item 3 in Chapter Five of our joint proxy statement/prospectus for the 2000 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled EXECUTIVE OFFICERS OF THE COMPANY in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from the discussion under the heading EXECUTIVE COMPENSATION OF PFIZER in Chapter Five of our joint proxy statement/prospectus for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading SECURITY OWNERSHIP OF PFIZER'S OFFICERS AND DIRECTORS in Chapter Five of our joint proxy statement/prospectus for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading RELATED TRANSACTIONS in Chapter Five of our joint proxy statement/prospectus for the 2000 Annual Meeting of Shareholders.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     14 (a)(1) FINANCIAL STATEMENTS The following consolidated financial statements, related notes and independent auditors' report from the 1999 Annual Report to Shareholders are incorporated by reference into Item 8 of Part II of this report:

                                                             PAGE(S) IN OUR 1999
                                                                   ANNUAL
                                                                   REPORT

Independent Auditors' Report.....................................    38
Segment Information..............................................    60
Geographic Data..................................................    60
Consolidated Statement of Income.................................    39
Consolidated Balance Sheet.......................................    40
Consolidated Statement of Shareholders' Equity...................    41
Consolidated Statement of Cash Flows.............................    42
Notes to Consolidated Financial Statements.......................   43-60
Quarterly Consolidated Financial Data (unaudited)................    61

     14(a)(2) FINANCIAL STATEMENT SCHEDULES Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

     14(a)(3) EXHIBITS THESE EXHIBITS ARE AVAILABLE UPON REQUEST. REQUESTS SHOULD BE DIRECTED TO C.L. CLEMENTE, SECRETARY, PFIZER INC., 235 EAST 42ND STREET, NEW YORK, NY 10017-5755.

   3(i)       -  Our Restated Certificate of Incorporation as of April 22, 1999,
                 is incorporated by reference from our 10-Q report for the period ended April 4, 1999.

   3(ii)      -  Our By-laws as amended June 24, 1999, are incorporated by reference from Exhibit 3(ii) of our 10-Q report for the period ended July 4, 1999.

   4(i)       -  Our Rights Agreement dated as of October 6, 1997, with
                 ChaseMellon Shareholders Services, L.L.C. is incorporated by reference from our report on Form 8-K dated October 6, 1997.

   10(i)      -  Stock and Incentive Plan as amended through July 1, 1999.

   10(ii)     -  Pfizer Retirement Annuity Plan as amended through November 6,
                 1997 is incorporated by reference from our 1997 10-K report.

   10(iii)    -  The form of severance agreement with the Named Executive
                 Officers identified in our Proxy Statement for the 2000 Annual
                 Meeting of Shareholders is incorporated by reference from our 1994 10-K report.

   10(iv)     -  Nonfunded Deferred Compensation and Supplemental Savings Plan
                 is incorporated by reference from our 1996 10-K report.

   10(v)      -  Executive Annual Incentive Plan is incorporated by reference from the exhibit to our Proxy Statement for the 1997 Annual
                 Meeting of Shareholders.

   10(vi)     -  Performance-Contingent Share Award Program is incorporated by reference from Exhibit 10.3 to our 10-Q report for the period ended September 29, 1996.

   10(vii)    -  Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

   10(viii)   -  The form of Indemnification Agreement with Directors is incorporated by reference from our 1996 10-K report.

   10(ix)     -  The form of Indemnification Agreement with Named Executive
                 Officers is incorporated by reference from our 1997 10-K report.

   10(x)      -  Non-Employee Directors' Retirement Plan (frozen as of October
                 1996) is incorporated by reference from our 1996 10-K report.

   10(xi)     -  Annual Retainer Unit Award Plan (for Non-Employee Directors) is
                 incorporated by reference from Exhibit 10.1 to our 10-Q report for the period ended September 29, 1996.

   10(xii)    -  Nonfunded Deferred Compensation and Unit Award Plan for
                 Non-Employee Directors is incorporated by reference from
                 Exhibit 10.2 to our 10-Q report for the period ended September
                 29, 1996.

   10(xiii)   -  Restricted Stock Plan for Non-Employee Directors is
                 incorporated by reference from our 1996 10-K report.

   10(xiv)    -  Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

   10(xv)     -  Summary of Annual Incentive Plan.

   12         -  Computation of Ratio of Earnings to Fixed Charges.

   13(a)      -  The 1999 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not to be deemed "filed."

   21         -  Subsidiaries of the Company.

   23         -  Consent of KPMG LLP, independent certified public accountants.

   27.1       -  Financial Data Schedule for Period Ended December 31, 1999.

   27.2       -  Financial Data Schedule for Period Ended December 31, 1998.

   27.3       -  Financial Data Schedule for Period Ended December 31, 1997.


     14(b)  REPORTS ON FORM 8-K

     The Company filed reports on Form 8-K during the last quarter of 1999 dated November 8, 1999; November 12, 1999; November 16, 1999; December 1, 1999; December 8, 1999; December 14, 1999 and December 15, 1999. All reports include information reportable under Item 5 of Form 8-K that related to our proposed merger with Warner-Lambert.

                                   SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

                                       Pfizer Inc.



                                    BY: /S/ C.L. CLEMENTE
Dated: March ___, 2000                  -------------------------------------
                                        C.L. Clemente, Executive Vice President,
                                        Secretary and Corporate Counsel


     Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURES                     TITLE                           DATE
        ----------                     -----                           ----

/S/ WILLIAM C. STEERE, JR.   Chairman of the Board, Director     March 24, 2000
--------------------------
(William C. Steere, Jr.)     (Principal Executive Officer)



/S/ DAVID L. SHEDLARZ        Executive Vice President            March 24, 2000
--------------------------   and Chief Financial Officer
(David L. Shedlarz)          (Principal Financial Officer)



/S/ LORETTA V. CANGIALOSI    Vice President - Controller         March 24, 2000
--------------------------   (Principal Accounting Officer)
(Loretta V. Cangialosi)



/S/ MICHAEL S. BROWN         Director                            March 24, 2000
--------------------------
(Michael S. Brown)



                             Director                            March 24, 2000
--------------------------
(M. Anthony Burns)



/S/ W. DON CORNWELL          Director                            March 24, 2000
--------------------------
(W. Don Cornwell)

        SIGNATURES                     TITLE                           DATE
        ----------                     -----                           ----

                             Director                            March 24, 2000
--------------------------
(George B. Harvey)



/S/ CONSTANCE J. HORNER      Director                            March 24, 2000
--------------------------
(Constance J. Horner)



/S/ STANLEY O. IKENBERRY     Director                            March 24, 2000
--------------------------
(Stanley O. Ikenberry)



/S/ HARRY P. KAMEN           Director                            March 24, 2000
--------------------------
(Harry P. Kamen)



/S/ THOMAS G. LABRECQUE      Director                            March 24, 2000
--------------------------
(Thomas G. Labrecque)



/S/ DANA G. MEAD             Director                            March 24, 2000
--------------------------
(Dana G. Mead)



/S/ HENRY A. MCKINNELL       President, Chief Operating          March 24, 2000
--------------------------   Officer and Director
(Henry A. McKinnell)



/S/ JOHN F. NIBLACK          Vice Chairman and Director          March 24, 2000
--------------------------
(John F. Niblack)



/S/ FRANKLIN D. RAINES       Director                            March 24, 2000
--------------------------
(Franklin D. Raines)

        SIGNATURES                     TITLE                           DATE
        ----------                     -----                           ----

/S/ RUTH J. SIMMONS          Director                            March 24, 2000
--------------------------
(Ruth J. Simmons)



/S/ JEAN PAUL VALLES         Director                            March 24, 2000
--------------------------
(Jean-Paul Valles)