Form 10-Q
period 2000-04-02
PFIZER INC
filed 2000-05-17
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

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

YES   X    NO

At May 15, 2000, 3,859,993,247, shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
April 2, 2000

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months ended April 2, 2000 and April 4, 1999
Condensed Consolidated Balance Sheet at April 2, 2000 and December 31, 1999
Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2000 and April 4, 1999
Notes to Condensed Consolidated Financial Statements
Independent Auditors' Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 4.
Submission of Matters to a Vote of Security Holders
Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended
(millions, except per share data)	April 2, 2000	April 4, 1999

Net sales	$3,650	$ 3,524
Alliance revenue	665	403
Total revenues	4,315	3,927

Costs and expenses:
Cost of sales	490	546
Selling, informational and administrative expenses	1,663	1,570
Research and development expenses	712	655
Other (income)/deductions-net	(163)	7

Income before provision for taxes on income and minority interests	1,613	1,149

Provision for taxes on income	432	333

Minority interests	1	1

Net income	$1,180 ======	$ 815 =======

Earnings per common share
Basic	$ .31 ======	$ .22 =======
Diluted	$ .31 ======	$ .21 =======

Weighted average shares used to calculate earnings per common share amounts
Basic	3,765 ======	3,783 =======
Diluted	3,860 ======	3,932 =======

Cash dividends per common share	$ .09 ======	$.07 1/3 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)	April 2, 2000*	Dec. 31, 1999**
ASSETS
Current Assets
Cash and cash equivalents	$ 191	$ 739
Short-term investments	3,589	3,703
Accounts receivable, less allowance for doubtful accounts: $69 and $68	3,882	3,864
Short-term loans	155	273
Inventories
Finished goods	608	650
Work in process	708	711
Raw materials and supplies	298	293
Total inventories	1,614	1,654
Prepaid expenses and taxes	1,002	958
Total current assets	10,433	11,191
Long-term loans and investments	1,917	1,721
Property, plant and equipment, less accumulated depreciation: $2,752 and $2,694	5,466	5,343
Goodwill, less accumulated amortization: $142 and $129	753	763
Other assets, deferred taxes and deferred charges	1,656	1,556
Total assets	$20,225 =======	$20,574 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $1 and $2	$ 3,717	$ 5,001
Accounts payable	855	951
Dividends payable	--	349
Income taxes payable	999	869
Accrued compensation and related items	567	669
Other current liabilities	1,340	1,346
Total current liabilities	7,478	9,185
Long-term debt	524	525
Postretirement benefit obligation other than pension plans	346	346
Deferred taxes on income	398	301
Other noncurrent liabilities	1,291	1,330
Total liabilities	10,037	11,687

Shareholders' Equity
Preferred stock	--	--
Common stock	213	213
Additional paid-in capital	5,636	5,416
Retained earnings	14,577	13,396
Accumulated other comprehensive expense	(443)	(399)
Employee benefit trusts	(2,975)	(2,888)
Treasury stock, at cost	(6,820)	(6,851)
Total shareholders' equity	10,188	8,887
Total liabilities and shareholders' equity	$20,225 =======	$20,574 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

(millions of dollars)	Three Months Ended
	April 2, 2000	April 4, 1999
Operating Activities
Net income	$1,180	$ 815
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	147	128
Gain on sale of research-related equity investments	(135)	--
Other	76	63
Changes in assets and liabilities	(204)	(1,130)

Net cash provided by /(used in)operating activities	1,064	(124)

Investing Activities
Purchases of property, plant and equipment	(318)	(352)
Purchases, net of maturities of short-term investments	(1,580)	(1,910)
Proceeds from redemptions of short-term investments	1,715	1,246
Purchases of long-term investments	(70)	(41)
Proceeds from sale of research-related equity investments	161	--
Other investing activities	17	34

Net cash used in investing activities	(75)	(1,023)

Financing Activities
Increase/(decrease)in short-term debt-net	(1,286)	1,596
Proceeds from common stock issuances	18	--
Purchases of common stock	--	(689)
Cash dividends paid	(334)	(285)
Stock option transactions and other	62	149

Net cash provided by/(used in)financing activities	(1,540)	771
Effect of exchange-rate changes on cash and cash equivalents	3	(10)
Net decrease in cash and cash equivalents	(548)	(386)
Cash and cash equivalents at beginning of period	739	1,552

Cash and cash equivalents at end of period	$ 191 ======	$1,166 ======
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$ 264	$ 422
Interest	50	39

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (generally accepted accounting principles) can be condensed or omitted. All 1999 data have been restated to reflect the June 1999 three-for-one stock split in the form of a 200% stock dividend. We made certain reclassifications to the 1999 condensed consolidated financial statements to conform to the 2000 presentation.

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of February 27, 2000 and February 28, 1999. The operating results for these subsidiaries are for the three-month periods ending on the same dates.

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

Note 3:  Comprehensive Income

(millions of dollars)	Three Months Ended
	April 2, 2000	April 4, 1999

Net income	$1,180	$ 815
Other comprehensive expense:
Currency translation adjustment and hedges	(61)	(114)
Holding gain/(loss) arising during period, net of tax	110	(22)
Reclassification adjustment, net of tax	(93)	--
Net gain/(loss) on investment securities	17	(22)
Total other comprehensive expense	(44)	(136)
Total comprehensive income	$1,136 ======	$ 679 =====

The change in currency translation adjustment and hedges included in "Accumulated other comprehensive expense" for the first quarter of 2000 was:

(millions of dollars)	2000

Opening balance	$(375)
Translation adjustments and hedges	(61)
Ending balance	$(436) =====

Note 4:  Earnings Per Share

The weighted average common shares used in the computations of basic earnings per common share and earnings per common share assuming dilution were as follows:

Three Months Ended
(millions, except per share data)	April 2, 2000	April 4, 1999

Net income	$1,180 ======	$ 815 ======

Basic:
Weighted average number of common shares outstanding	3,765 ======	3,783 ======

Earnings per common share	$ .31 ======	$ .22 ======

Diluted:
Weighted average number of common shares outstanding	3,765	3,783
Common share equivalents-stock options and stock issuable under employee compensation plans	95	149

Weighted average number of common shares outstanding and common share equivalents	3,860 ======	3,932 ======

Earnings per common share	$ .31 ======	$ .21 ======

Options to purchase 114 million shares during the first quarter of 2000 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. There were no antidilutive common share equivalents in the first quarter of 1999.

Note 5: Segment Information

For the three months ended April 2, 2000 and April 4, 1999:

(millions of dollars)		Pharma- ceutical	Animal Health	Corporate/ Other	Consolidated

Total revenues	2000	$4,047	$268	$ --	$4,315
	1999	3,641	286	--	3,927

Segment profit	2000	$1,644	$ (3)	$(28)(1)	$1,613(2)
	1999	1,317	12	(180)(1)	1,149(2)

(1) Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of the financial subsidiaries and certain performance-based compensation expenses not allocated to the operating segments.

(2) Consolidated total equals income before provision for taxes on income and minority interests.

Note 6:  Gain on Sale of Research-Related Equity Investments

In February 2000, we sold certain research-related equity investments for proceeds of $161 million, resulting in a pre-tax gain of $135 million. The gain is included in "Other (income) / deductions-net" for the first quarter of 2000. The investments had specific identification cost bases and were classified as available-for-sale.

Note 7:  Subsequent Events

On April 27, 2000, our shareholders voted to approve the issuance of shares of Pfizer common stock under an Agreement and Plan of Merger, dated as of February 6, 2000 (Merger Agreement) among Pfizer, a wholly owned subsidiary of Pfizer, and Warner-Lambert Company. On May 12, 2000, the shareholders of Warner-Lambert Company approved and adopted the Merger Agreement and the merger with Pfizer. This transaction is subject to customary conditions, including qualifying as a tax-free reorganization and usual regulatory approvals. We anticipate completing the reviews by staff of the U.S. Federal Trade Commission and the European Union's Merger Task force on, or before, May 25th. This timing would enable the merger, which will be accounted for as a pooling-of-interests, to be completed the first or second week of June, 2000.

Also on April 27, our board of directors:

  voted to continue the current share-purchase program begun in September 1998 up to limits of the remaining $1.9 billion in cost with a maximum of 140 million additional shares declared a $.09 per share second-quarter 2000 cash dividend on our common stock, payable on June 8, 2000 to all shareholders who owned shares on May 11, 2000
INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheets of Pfizer Inc. and Subsidiary Companies as of April 2, 2000 and April 4, 1999, and the related condensed consolidated statements of income and cash flows for the three month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 17, 2000

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations

The components of the Statement of Income follow:

(millions of dollars, except per share data)	First Quarter
	2000	1999	% Change+

Net sales	$3,650	$ 3,524	4
Alliance revenue	665	403	65

Total revenues	4,315	3,927	10

Cost of sales	490	546	(10)

Selling, informational and administrative expenses	1,663	1,570	6
% of total revenues	38.5%	40.0%

R&D expenses	712	655	9
% of total revenues	16.5%	16.7%

Other (income)/deductions-net	(163)	7	**

Income before taxes	$1,613	$ 1,149	40
% of total revenues	37.4%	29.3%

Taxes on income	$ 432	$ 333	30

Effective tax rate	26.8%	29.0%

Net income	$1,180	$ 815	45
	======	========
% of total revenues	27.3%	20.8%

Earnings per common share
Basic	$ .31 ======	$ .22* =======	41
Diluted	$ .31 ======	$ .21* =======	48

Cash dividends per common share	$ .09 ======	$.07 1/3* =======	23

+  Percentages in this table and throughout the MD&A may reflect rounding    adjustments.

*  Adjusted for the three-for-one stock split in June 1999.

** Calculation not meaningful.

TOTAL REVENUES

The components of the total revenue increase were as follows:

% Change from 1999 First Quarter
Volume	11.4%
Price	0.1
Currency	(1.6)

Total revenue increase	9.9% ====

The revenue increase was due to sales volume growth of our in-line products and revenue generated from product alliances.

The currency impact on the first quarter 2000 revenue growth reflects the strengthening of the dollar relative to certain European and Latin American currencies offset in part by the relative strengthening of the Japanese yen.

Total revenues for the first quarter by segment and the changes over last year were as follows:

(millions of dollars)	2000	% of Total Revenues	1999	% of Total Revenues	% Change

Pharmaceutical
U.S.	$2,585	59.9	$2,346	59.7	10
International	1,462	33.9	1,295	33.0	13
Worldwide	4,047	93.8	3,641	92.7	11

Animal Health	268	6.2	286	7.3	(6)

Total	$4,315 ======	100.0 =====	$3,927 ======	100.0 =====	10

The following is a discussion of total revenues by business segment:

Pharmaceutical

Worldwide pharmaceutical revenues by category were as follows:

	First Quarter
	2000	1999	% Change

Cardiovascular	$1,182	$1,100	7
Infectious diseases	850	938	(9)
Central nervous system disorders	556	553	1
Erectile dysfunction	333	193	73
Diabetes	75	76	(1)
Allergy	152	128	19
Arthritis/Inflammation	53	55	(3)
Alliance revenue	665	403	65
Consumer health care	140	147	(5)
Other	41	48	(16)
Total	$4,047 ======	$3,641 ======	11

Worldwide pharmaceutical revenue grew by 11 percent in the first quarter of 2000. Each major region contributed double-digit growth, excluding the impact of foreign exchange. Excluding the negative effect of foreign exchange (2%) and the absence of Trovan sales in 2000 (2%), pharmaceutical revenue grew by 15%. Use of Trovan was curtailed last year following reports of unforeseen rare side effects. The increase in pharmaceutical revenue is largely attributable to the performances of Viagra, Norvasc and Zyrtec and the alliance products, which continue to exhibit strong prescription growth. Through March 2000, U.S. total prescriptions have grown by 27% for Viagra, 13% for Norvasc, 29% for Zyrtec, 162% for Celebrex and 36% for Lipitor.

Sales of the following pharmaceutical products accounted for 66% of pharmaceutical revenues and 62% of total company revenues in the first quarter of 2000. Individual product sales for the first quarter of 2000 and a brief discussion of each follow:

Product	Category	(millions)	% Change from 1999

Norvasc	Cardiovascular diseases	$792	13
Cardura	Cardiovascular diseases	204	5
Zithromax	Infectious diseases	419	(5)
Diflucan	Infectious diseases	247	1
Viagra	Erectile dysfunction	333	73
Zoloft	Central nervous system	523	(1)
Zyrtec	Allergy	151	20

  Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control for hypertension and angina.
  Cardura's sales growth relative to the prior year did not reflect the strong underlying demand exhibited during the first quarter of 2000 as U.S. total prescriptions grew by 9%, while U.S. sales declined by 5%.
  Zithromax is the most prescribed brand-name antibiotic in the U.S. Zithromax's sales declined as a result of a significantly milder flu season in 2000. Zithromax was approved in Japan in the first quarter of 2000 and we expect to introduce it in Japan around mid-year 2000.
  After 12 years on the market, sales growth of Diflucan reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Sales growth of Viagra reflects the product's continuing strength in the U.S. and the ongoing global rollout. Through mid-April 2000, physicians in the U.S. have written more than 19 million Viagra prescriptions for more than 6 million patients. Viagra has been approved in more than 100 countries in the two years it has been on the market.
  Zoloft became the most prescribed branded selective serotonin re-uptake inhibitor in the U.S. Global sales in the first quarter decreased by 1% to $523 million with sales in the U.S. not reflecting the strong underlying demand seen in U.S. prescription growth of 8%.
  Sales growth of Zyrtec reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is also the only prescription antihistamine approved for children as young as two years old. The change in sales growth relative to the prior year did not reflect the underlying demand exhibited during the first quarter 2000 as U.S. prescriptions grew by 29%, while U.S. sales increased by 21%.
In the first quarter 2000, we launched Tikosyn for use in the treatment of atrial fibrillation, a type of heart rhythm disorder. Tikosyn is now available in the U.S. to prescribers and hospitals that have participated in an educational program on treatment initiation and dosing. Regulatory review in Europe is continuing.

Alliance revenue reflects revenue associated with the copromotion of Lipitor, Celebrex (which was launched in February 1999) and Aricept:

  Lipitor received approximately 44% of U.S. new prescriptions for cholesterol-lowering agents for the month of March 2000
  Celebrex is receiving more than 400,000 total prescriptions weekly in the U.S. and is the number one prescribed arthritis brand in the U.S.
  Aricept is receiving essentially all of the new prescriptions for Alzheimer's medicines in the U.S., and first quarter total prescriptions increased by 25%
Consumer health care products sales decreased by 5% in the first quarter to $140 million as a result of the divestiture in late 1999 of the Bain de Soleil line of products. Excluding the effect of that divestiture, sales increased by 3%, driven by the self-medication products Visine, Cortizone, Unisom and Ben-Gay.

On April 11, 2000, we entered into an Asset Purchase and Sale Agreement in connection with the sale of our RID line of lice-control products. The sale of RID is subject to necessary regulatory approvals and is expected to close in the second quarter of 2000. The effects of the transaction will not be material to the operating results of Pfizer.

Animal Health

Animal Health sales for the first quarter of 2000 decreased 6%. Sales growth of 31% in companion-animal products, led by Revolution and Rimadyl, was more than offset by continuing weakness in the livestock market in the U.S. and Europe. Sales of virginiamycin, an antibiotic for poultry, cattle and swine, were adversely affected by the decision of the European Commission to ban certain antibiotic feed additives including virginiamycin in the European Union after June 30, 1999.

Revenues by Country

Total revenues in the U.S. increased largely due to growth in pharmaceutical sales and alliance revenue, as described above. Total revenues by country were as follows:

	First Quarter
	2000	% of Total Revenues	1999	% of Total Revenues	% Change

United States	$2,702	62.6	$2,463	62.7	10
Japan	333	7.7	272	6.9	23
All Other	1,280	29.7	1,192	30.4	7
Consolidated	$4,315 ======	100.0 =====	$3,927 ======	100.0 =====	10

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 10% in the first quarter of 2000 over the prior year period, while net sales increased 4%. The decrease in cost of sales is primarily due to product and business mix, improvements in manufacturing efficiency and the impact of foreign exchange.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses in the first quarter of 2000 increased 6% over the prior year period. During the quarter, we continued to provide support for our products. The modest growth in SI&A expenses was attributable mainly to reductions in general and administrative expenses as we begin to position ourselves for our integration with Warner-Lambert.

Research and Development Expenses

Research and development expenses increased 9% in the first quarter of 2000 over the prior year period. We budgeted total spending of about $3.2 billion in 2000 on a stand-alone basis or $4.7 billion when combined with Warner-Lambert.

In the first quarter of 2000, we filed the following indications with the U.S. Food and Drug Administration (FDA):

  Zithromax - for the treatment of mycobacterium avium complex
  Zyrtec-D - combination anti-histamine/decongestant formulation
Also during the first quarter 2000, we refiled with the FDA the New Drug Application for the oral dosage form of the anti-psychotic Zeldox, including new data requested by the FDA. FDA advisory committee review is expected on Zeldox later this year.

Ongoing or planned clinical trials for additional uses and dosage forms for our currently marketed products include:

Product	Indication

Norvasc	Pediatric hypertension

Zithromax
  Cardiovascular risk in patients with atherosclerosis (a process in which fatty substances are deposited within blood vessels) caused by certain infections
  Accelerated dosing regimen (three-day treatment)

Viagra	Female sexual arousal disorder

Zoloft
  Pediatric depression
  Pediatric post-traumatic stress disorder (PTSD)
  Long-term pediatric and adult obsessive-compulsive disorder
  Long-term panic disorder
  Long-term PTSD
  Long-term depression labeling enhancements
  Social phobia

Lipitor	Broad cardiovascular-care clinical program

Aricept	Oral liquid dosage form

Celebrex	Sporadic adenomatous polyposis Pain

Together with Warner-Lambert, we are jointly exploring potential Lipitor line extensions and product combinations and other areas of mutual interest. This includes a program to develop a combination product that contains the cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc-two of the world's most widely prescribed medicines.

Ongoing or planned clinical trials for new product development programs include:

Product	Indication

lasofoxifene	Prevention and treatment of osteoporosis

Vfend (voriconazole)	Serious systemic fungal infections

darifenacin	Overactive bladder

inhaled insulin (under co-development with Aventis Pharma and Inhale Therapeutic Systems)	Diabetes

valdecoxib (under co-development with Pharmacia)	Osteoarthritis Rheumatoid arthritis Pain

Additional product development programs are in various stages of discovery.

Other (income)/deductions-net

The following components were included in "Other (income)/deductions-net" for the first quarter of 2000 and 1999:

	First Quarter
	2000	1999	% Change

Interest income	$(86)	$(66)	30
Interest expense	54	41	32
Gain on sale of research-related equity investments	(135)	--	*
Amortization of goodwill and other intangibles	10	11	(3)
Foreign exchange	(11)	(7)	50
Other, net	5	28	(83)
Other (income)/deductions-net	$(163) =====	$ 7 ====	*

* Calculation not meaningful.

Interest income for the first quarter of 2000 increased over the prior year period as a result of higher average interest rates. Interest expense increased over the prior year period as a result of a higher average level of borrowings and higher average interest rates in 2000.

TAXES ON INCOME

The estimated full-year 2000 effective tax rate is 26.8%. Excluding the gain on the sale of research-related equity investments which was taxed at a higher rate, our projected full-year effective tax rate would be 26.5%. These rates were lower than the 29.0% rate used in the first quarter of 1999 primarily due to certain tax planning initiatives.

NET INCOME

Net income for the first quarter of 2000 increased 45% over the prior year period. First quarter 2000 diluted earnings per share were $.31, an increase of 48% over the prior year period. If the gain recognized from the sale of research-related equity investments-net of tax was excluded from the first quarter of 2000, the following would have been the net income and diluted earnings per share:

	First Quarter
	2000	1999	% Change

Net income as reported	$1,180 =====	$815 ====	45

Net income excluding effect of the gain on sale of research-related equity investments	$1,085 ======	$815 ====	33

Diluted earnings per share on the same basis	$ .28 ======	$.21 ====	33

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	April 2, 2000	Dec. 31, 1999

Financial assets*	$5,852	$6,436
Short and long-term debt	4,241	5,526

Net financial assets	$1,611 ========	$ 910 ========
* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments. To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of liquidity and capital resources:

	April 2, 2000	Dec. 31, 1999
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$3,935 ========	$4,715 ========

Working capital (millions of dollars)	$2,955 ========	$2,006 ========

Shareholders' equity per common share**	$ 2.70 ========	$ 2.36 ========

* Cash is managed jurisdictionally and is not always available to be used in every location throughout the world. When necessary we may utilize short-term borrowings for various corporate purposes.

** Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by the employee benefit trusts).

The increase in working capital from December 31, 1999 to April 2, 2000 was primarily due to the absence of common stock purchases, and cash received from the sale of research-related equity investments.

The increase in shareholders' equity per common share is primarily due to growth in net income.

In the first quarter of 2000, we registered 2,565,430,225 shares of our common stock, which is the maximum number of shares issuable in the merger with Warner-Lambert Company in exchange for shares of Warner-Lambert Company common stock.

Net Cash Provided by/Used in Operating Activities

During the first quarter of 2000, net cash provided by operating activities was $1,064 million, as compared to net cash used in operating activities of $124 million in the 1999 period. The change was primarily due to:

  revenue and income growth
  a smaller increase in alliance revenue receivables in the first quarter of 2000 than in the first quarter of 1999 primarily due to:
  timing of co-promotion payments related to Lipitor
  the introduction of Celebrex in February 1999
  accounts payable, primarily due to timing of payments
  lower income tax payments and the receipt of income tax refunds in the first quarter of 2000
Net Cash Used in Investing Activities

In the first quarter of 2000, investing activities used net cash of $75 million, a decrease of $948 million over the 1999 period. The decrease in net cash used in investing activities in 2000 was primarily attributable to a decrease in purchases of short-term investments, higher redemptions of short-term investments and proceeds received from the sale of research-related equity investments.

Net Cash Provided by/Used in Financing Activities

In the first quarter of 2000, net cash used in financing activities was $1,540 million, compared with net cash provided by financing activities of $771 million in the 1999 period. This change was primarily attributable to repayments of short-term borrowings partially offset by the absence of common share purchases in 2000.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contain some "forward-looking statements". Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other written and oral statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 1999 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Zoloft Patents

On December 17, 1999, the Company received notice of the filing of an ANDA by Zenith Goldline Pharmaceuticals for 50 mg. and 100 mg. tablets of sertraline hydrochloride alleged to be bioequivalent to Zoloft. Zenith has certified to the FDA that it will not engage in the manufacture, use or sale of sertraline hydrochloride until the expiration of Pfizer's U.S. Patent 4,536,518, which covers sertraline per se and expires December 30, 2005. Zenith has also alleged in its certification to the FDA that the manufacture, use and sale of Zenith's product will not infringe Pfizer's U.S. Patent 4,962,128, which covers methods of treating an anxiety-related disorder or Pfizer's U.S. Patent 5,248,699, which covers a crystalline polymorph of sertraline hydrochloride. These patents expire in November 2009 and August 2012, respectively. On January 28, 2000 the Company filed a patent infringement action against Zenith Goldline and its parent Ivax Corporation in the United States District Court for the District of New Jersey for infringement of the '128 and '699 patents. Zenith Goldline filed its answer on March 10, 2000, denying infringement. Discovery is in progress.

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

Celebrex Litigation

On April 11, 2000, the University of Rochester filed a patent infringement action in the U.S. District Court for the Western District of New York against the Company, G.D. Searle & Co., Inc., Monsanto Co., and Pharmacia Corp., under its U.S. Patent No. 6,048,850, relating to the use of COX-2 inhibiting compounds. It is alleged that sales of Celebrex infringe the broad method of use claims of this patent. The Company intends to defend the matter rigorously.

Trovan Trademark

On September 22, 1999, the jury in a trademark-infringement litigation brought against the Company by Trovan Ltd. and Electronic Identification Devices, Ltd. relating to use of the Trovan mark for trovafloxacin issued a verdict in favor of the plaintiffs with respect to liability, holding that the Company had infringed Trovan Ltd.'s mark and had acted in bad faith. Following a further damage trial, on October 12, 1999, the jury awarded Trovan Ltd. a total of $143 million in damages, comprised of $5 million actual damages, $3 million as a reasonable royalty and $135 million in punitive damages. The court held a hearing on December 27, 1999, on whether to award the plaintiffs profits based on the Company's sales of Trovan and, if so, the amount of same. On February 24, 2000, the court entered judgment on the jury verdict and enjoined the Company's use of the Trovan mark effective October 16, 2000. The plaintiff's request to be awarded the Company's profits from Trovan sales and for treble damages was denied. The Company's motion for mistrial remains outstanding and will be considered with additional post-trial motions to overturn the jury verdicts and the damage award, or for a new trial, which were filed March 15, 2000.

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

As of April 29, 2000, there were 53,771 personal injury claims pending against Quigley and 23,574 such claims against the Company (excluding those that are inactive or have been settled in principle), and 68 talc cases against the Company.

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

In addition to its settlement of the retailer Federal Class Action (see above), the Company has also settled several major opt-out retail cases, and along with other manufacturers: (1) has entered into an agreement to settle all outstanding consumer class actions (except Alabama, California, New Mexico, North Dakota, South Dakota and West Virginia), which settlement is going through the approval process in the various courts in which the actions are pending; and (2) has settled the California consumer case.

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

Rid

Since December 1998, four actions have been filed, in state courts in Houston, San Francisco, Chicago and New Orleans, purportedly on behalf of statewide (California) or nationwide (Houston, Chicago and New Orleans) classes of consumers who allege that the Company's and other manufacturers' advertising and promotional claims for Rid and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. The Houston case has been voluntarily dismissed and proceedings in the San Francisco, Chicago and New Orleans cases are still in early stages. The Company believes the complaints are without merit.

Desitin

In December 1999 and January 2000, two suits were filed in California state courts against the Company and other manufacturers of zinc oxide-containing powders. The first suit was filed by the Center for Environmental Health and the second was filed by an individual plaintiff on behalf of a purported class of purchasers of baby powder products. The suits generally allege that the label of Desitin powder violates California's "Proposition 65" by failing to warn of the presence of lead, which is alleged to be a carcinogen. In January, 2000, the Company received a notice from a California environmental group alleging that the labeling of Desitin ointment and powder violates Proposition 65 by failing to warn of the presence of cadmium, which is alleged to be a carcinogen. Several other manufacturers of zinc oxide-containing topical baby products have received similar notices. The Company believes that the labeling for Desitin complies with applicable legal requirements.

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

Trovan

During May and June, 1999, the FDA and the European Union's Committee for Proprietary Medicinal Products (CPMP) reconsidered the approvals to market Trovan, a broad-spectrum antibiotic, following post-market reports of severe adverse liver reactions to the drug. On June 9, the Company announced that, regarding the marketing of Trovan in the United States, it had agreed to restrict the indications, limit product distribution, make certain other labeling changes and to communicate revised warnings to health care professionals in the United States. On July 1, Pfizer received the opinion of the CPMP recommending a one-year suspension of the licenses to market Trovan in the European Union. The CPMP opinion has been finalized in a Final Decision by the European Commission. Since June 1999, four suits and several claims have been received by the Company alleging liver injuries due to the ingestion of Trovan. Two of the suits and the majority of the claims have been resolved. Two of the suits, filed in June and July 1999 in the Circuit Court, Hampton County, South Carolina, on behalf of a purported class of all persons who received Trovan, seek compensatory and punitive damages and injunctive relief. One of the class suits, seeking injunctive relief, has been dismissed. No substantive proceedings have yet occurred in the other suit and the Company believes that it is not properly maintainable as a class action, and will defend against it accordingly.

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

Diabinese (Brazil)

In June, the Ministry of Justice of the State of São Paulo, Brazil, commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. ("Pfizer Brazil") asserting that during a period in 1991 Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action sought the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. In February 1996, the trial court issued a decision holding Pfizer Brazil liable. The trial court's opinion also established the amount of moral damages for individuals who might make claims later in the proceeding and set out a formula for calculating the payment into the public reserve fund which could have resulted in a sum of approximately $88 million. Pfizer Brazil appealed this decision. In September 1999, the appeals court issued a ruling upholding the trial court's decision as to liability. However, the appeals court decision overturned the trial court's decision concerning damages, ruling that criteria to apply in the calculation of damages, both as to individuals and as to payment of any amounts to the reserve fund, should be established only in a later stage of the proceeding. The Company believes that this action should not have a material adverse effect on the financial position or the results of operations of the Company.

Tax Matters

The Internal Revenue Service has completed its audits of our tax returns through 1995.

In November 1994, Belgian tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect, wholly owned subsidiary of our company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. The proposed adjustment arises from an assertion by the Belgian tax authorities of jurisdiction with respect to income resulting primarily from certain transfers of property by our non-Belgian subsidiaries to the Irish branch of PRDCO. In January 1995, PRDCO received an assessment from the tax authorities for additional taxes and interest of approximately $432 million and $97 million, respectively, relating to these matters. In January 1996, PRDCO received an assessment from the tax authorities, for fiscal year 1993, for additional taxes and interest of approximately $86 million and $18 million, respectively. The additional assessment arises from the same assertion by the Belgian tax authorities of jurisdiction with respect to all income of the Irish branch of PRDCO. Based upon the relevant facts regarding the Irish branch of PRDCO and the provisions of Belgian tax laws and the written opinions of outside counsel, we believe that the assessments are without merit.

We believe that our accrued tax liabilities are adequate for all years.

Item 4:  Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on four items at the Annual Meeting of Shareholders held on April 27, 2000:

  a proposal to approve the issuance of shares of Pfizer common stock in connection with the merger with Warner-Lambert Company a proposal to amend the company's certificate of incorporation to increase the maximum size of the board of directors from 18 to 24 the election of five directors, to terms ending in 2003
  a proposal to approve the appointment of KPMG LLP as independent auditors for 2000
The proposal to approve the issuance of shares of Pfizer common stock in connection with the merger with Warner-Lambert Company was approved as follows:

2,484,119,270	votes for approval
15,091,131	votes against

The amendment of the company's certificate of incorporation to increase the maximum size of the board of directors from 18 to 24 was approved as follows:

3,128,211,745	votes for approval
60,112,596	votes against
19,143,935	abstentions

Votes were cast for election of directors as follows:

Nominee	Votes For	Votes Withheld

M. Anthony Burns	3,180,192,419	27,275,857
George B. Harvey	3,179,767,254	27,701,022
Stanley O. Ikenberry	3,179,891,781	27,576,495
Harry P. Kamen	3,179,154,783	28,313,493
John F. Niblack	3,180,888,808	26,579,468

The appointment of KPMG LLP as auditors for 2000 was approved as follows:

3,183,780,147	votes for approval
8,618,399	votes against
15,069,730	abstentions

Item 6:	Exhibits and Reports on 8-K
(a)	Exhibits

	1) Exhibit 3(i)	-	Restated Certificate of Incorporation dated April 27, 2000
	2) Exhibit 3(ii)	-	Pfizer Inc. Bylaws amended as of April 27, 2000
	3) Exhibit 10	-	Post-Retirement Consulting Agreement
	4) Exhibit 15	-	Accountants' Acknowledgment
	5) Exhibit 27	-	Financial Data Schedule
	6) Exhibit 27.1	-	Financial Data Schedule restated for period ended April 4, 1999

(b)	Reports on Form 8-K

We filed reports on Form 8-K during the first quarter ended April 2, 2000 dated January 18, 2000, February 18, 2000 and February 22, 2000.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

                       Pfizer Inc.

(Registrant)

Dated: May 17, 2000	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 3(i)

RESTATED

CERTIFICATE OF INCORPORATION

of

PFIZER INC.

APRIL 2000

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

SEVENTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the Corporation, and it is expressly provided that the same are intended to be in furtherance and not in limitation or exclusion of the powers conferred by statute:

(1) The number of directors of the Corporation (exclusive of directors (the "Preferred Stock Directors") who may be elected by the holders of any one or more series of Preferred Stock which may at any time be outstanding, voting separately as a class or classes) shall not be less than ten nor more than twenty-four, the exact number within said limits to be fixed from time to time solely by resolution of the Board of Directors, acting by not less than a majority of the directors then in office.

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

IN WITNESS WHEREOF, said PFIZER INC. has caused its corporate seal to be hereunto affixed and this certificate to be signed by C. L. Clemente its Executive Vice President and Secretary, and attested by Margaret M. Foran, its Assistant Secretary, this day of April 27, 2000.

PFIZER INC. Corporate Seal	PFIZER INC.
By: /s/ C. L. Clemente
C. L. Clemente
Executive Vice President
& Secretary

ATTEST:

By: /s/ Margaret M. Foran
Margaret M. Foran
Assistant Secretary

Exhibit 3(ii)

PFIZER INC.

By-laws

As Amended April 27, 2000

TABLE OF CONTENTS

ARTICLE I - STOCKHOLDERS' MEETING

1. Place of Meeting

2. Annual Meeting

3. Quorum

4. Adjournments

5. Voting; Proxies

6. Notice

7. Inspectors of Election

8. Stock List

9. Special Meetings

10. Organization

11. Conduct of Meetings

12. Fixing Date for Determination of Stockholders of Record

13. Notice of Stockholder Proposal

ARTICLE II - DIRECTORS

1. Number; Election; Term

2. Place of Meetings, Records

3. Vancancies

4. Organizational Meeting

5. Regular Meetings

6. Special Meetings

7. Quorum

8. Executive Committee

9. Additional Committees

10. Presence at Meeting

11. Action Without Meetings

12. Eligibility to Make Nominations

13. Procedure for Nominations by Stockholders

14. Compliance with Procedures

ARTICLE III - OFFICERS

1. Election; Term of Office; Appointments

2. Removal and Resignation

3. Chair of the Board

4. President

5. Vice Presidents

6. Secretary

7. Treasurer

8. Controller

ARTICLE IV - STOCK

1. Stock

2. Lost Certificates

3. Transfers of Stock

4. Holder of Record

ARTICLE V - INDEMNIFICATION AND SEVERANCE

1. Right to Indemnification

2. Prepayment of Expenses

3. Claims

4. Nonexclusivity of Rights

5. Other Indemnification

6. Amendment or Repeal

7. Severance

ARTICLE VI - MISCELLANEOUS

1. Delaware Office

2. Other Offices

3. Seal

4. Notice

5. Amendments

6. Form of Records

7. Checks

8. Fiscal Year

BY-LAWS OF PFIZER INC

as amended April 27, 2000

Article I

Stockholders' Meeting

1. Place of Meeting. Meetings of the stockholders shall be held at the registered office of the Corporation in Delaware, or at such other place within or without the State of Delaware as may be designated by the Board of Directors or the stockholders.

2. Annual Meeting. The annual meeting of the stockholders shall be held on such date and at such time and place as the Board of Directors may designate. The date, place and time of the annual meeting shall be stated in the notice of such meeting delivered to or mailed to stockholders. At such annual meeting the stockholders shall elect directors, in accordance with the requirements of the Certificate of Incorporation, and transact such other business as may properly be brought before the meeting.

3. Quorum. The holders of stock representing a majority of the voting power of all shares of stock issued and outstanding and entitled to vote, present in person or by proxy, shall be requisite for and shall constitute a quorum of all meetings of the stockholders, except as otherwise provided by law, by the Certificate of Incorporation or by these By-laws. If a quorum shall not be present at any meeting of the stockholders, the stockholders present in person or by proxy and entitled to vote shall, by the vote of holders of stock representing a majority of the voting power of all shares present at the meeting, have the power to adjourn the meeting from time to time in the manner provided in paragraph 4 of Article I of these By-laws until a quorum shall be present.

4. Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

5. Voting; Proxies. At each meeting of the stockholders of the Corporation, every stockholder having the right to vote may authorize another person to act for him or her by proxy. Such authorization must be in writing and executed by the stockholder or his or her authorized officer, director, employee, or agent. To the extent permitted by law, a stockholder may authorize another person or persons to act for him or her as proxy by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission provided that the telegram, cablegram or electronic transmission either sets forth or is submitted with information from which it can be determined that the telegram, cablegram or other electronic transmission was authorized by the stockholder. A copy, facsimile transmission or other reliable reproduction of a writing or transmission authorized by this paragraph 5 of Article I may be substituted for or used in lieu of the original writing or electronic transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile transmission or other reproduction shall be a complete reproduction of the entire original writing or transmission. No proxy authorized hereby shall be voted or acted upon more than three years from its date, unless the proxy provides for a longer period. No ballot, proxies or votes, nor any revocations thereof or changes thereto shall be accepted after the time set for the closing of the polls pursuant to paragraph 11 of Article I of these By-laws unless the Court of Chancery upon application of a stockholder shall determine otherwise. Each proxy shall be delivered to the inspectors of election prior to or at the meeting. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A stockholder may revoke any proxy which is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by filing a subsequent duly executed proxy with the Secretary of the Corporation. The vote for directors shall be by ballot. Unless a greater number of affirmative votes is required by the Certificate of Incorporation, these by-laws, the rules or regulations of any stock exchange applicable to the Corporation, or as otherwise required by law or pursuant to any regulation applicable to the Corporation, if a quorum exists at any meeting of stockholders, stockholders shall have approved any matter, other than the election of directors, if the votes cast by stockholders present in person or represented by proxy at the meeting and entitled to vote on the matter in favor of such matter exceed the votes cast by such stockholders against such matter. Directors shall be elected by a plurality of the votes cast.

6. Notice. Written notice of an annual or special meeting shall be given to each stockholder entitled to vote thereat, not less than ten nor more than sixty days prior to the meeting. If mailed, such notice shall be deemed to be given when deposited in the mail, postage pre-paid, directed to the stockholder at his or her address as it appears on the records of the Corporation.

7. Inspectors of Election. The Corporation shall, in advance of any meeting of stockholders, appoint one or more inspectors of election to act at the meeting and make a written report thereof. The Corporation may designate one or more persons as alternate inspectors to replace any inspector who fails to act. In the event that no inspector so appointed or designated is able to act at a meeting of stockholders, the person presiding at the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector or inspectors so appointed or designated shall (i) ascertain the number of shares of capital stock of the Corporation outstanding and the voting power of each such share, (ii) determine the shares of capital stock of the Corporation represented at the meeting and the validity of proxies and ballots, (iii) count all votes and ballots, (iv) determine and retain for a reasonable period a record of the disposition of any challenges made to any determination by the inspectors, and (v) certify their determination of the number of shares of capital stock of the Corporation represented at the meeting and such inspectors' count of all votes and ballots. Such certification shall specify such other information as may be required by law. In determining the validity and counting of proxies and ballots cast at any meeting of stockholders of the Corporation, the inspectors may consider such information as is permitted by applicable law. No person who is a candidate for an office at an election may serve as an inspector at such election.

8. Stock List. At least ten days before every meeting of the stockholders a complete list of the stockholders entitled to vote at said meeting, arranged in alphabetical order, with the post office address of each, and the number of shares held by each, shall be prepared by the Secretary. Such list shall be open to the examination of any stockholder for any purpose germane to the meeting, during ordinary business hours at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held for said ten days, and shall be produced and kept at the time and place of meeting during the whole time thereof and subject to the inspection of any stockholder who may be present. The original or duplicate stock ledger shall be provided at the time and place of each meeting and shall be the only evidence as to who are the stockholders entitled to examine the list of stockholders or to vote in person or by proxy at such meeting.

9. Special Meetings. Special meetings of the stockholders for any purpose or purposes may be called by the Chair of the Board, and shall be called by the Chair of the Board or the Secretary at the request in writing of a majority of the Board of Directors. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at all special meetings shall be confined to the objects stated in the notice of special meeting.

10. Organization. Meetings of stockholders shall be presided over by the Chair of the Board, if any, or in his or her absence by a Chair designated by the Board of Directors, or in the absence of such designation by a Chair chosen at the meeting. The Secretary shall act as secretary of the meeting, but in his or her absence the Chair of the meeting may appoint any person to act as secretary of the meeting.

11. Conduct of Meetings. The date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting shall be announced at such meeting by the person presiding over the meeting. The Board of Directors of the Corporation may adopt by resolution such rules or regulations for the conduct of meetings of stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the chair of any meeting of stockholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chair, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the chair of the meeting, may include, without limitation, the following: (1) the establishment of an agenda or order of business for the meeting; (2) rules and procedures for maintaining order at the meeting and the safety of those present; (3) limitations on attendance at or participation in the meeting, to stockholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the chair shall permit; (4) restrictions on entry to the meeting after the time fixed for the commencement thereof, and (5) limitations on the time allotted to questions or comments by participants. Unless, and to the extent determined by the Board of Directors or the chair of the meeting, meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedure.

12. Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of the stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors and which record date: (1) in the case of determination of stockholders entitled to vote at any meeting of stockholders or adjournment thereof, shall, unless otherwise required by law, not be more than sixty nor less than ten days before the date of such meeting; and (2) in the case of any other action, shall not be more than sixty days prior to such other action. If no record date is fixed: (1)(a) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the date next preceding the day on which the meeting is held; and (1)(b) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the of Board of Directors adopts the resolution relating, thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

13. Notice of Stockholder Proposal. At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (c) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder (other than the nomination of a person for election as a director, which is governed by paragraph 13 of Article II of these by-laws), the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation (1) 60 days in advance of such meeting if such meeting is to be held on a day which is within 30 days preceding the anniversary of the previous year's annual meeting or 90 days in advance of such meeting if such meeting is to be held on or after the anniversary of the previous year's annual meeting; and (2) with respect to any other annual meeting of stockholders, the close of business on the tenth day following the date of public disclosure of the date of such meeting. (For purposes of this paragraph 13 of Article I of these By-laws, public disclosure shall be deemed to include a disclosure made in a press release reported by the Dow Jones News Services, Associated Press or a comparable national news service or in a document filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended). A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (c) the class and number of shares of the Corporation which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. Notwithstanding anything in the by-laws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this paragraph 13 of Article I. The chair of the annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this paragraph 13 of Article I, and if he or she should so determine, he or she shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

Article II

Directors.

1. Number; Election; Term. The number of directors which shall constitute the whole Board shall not be less than ten, nor more than twenty-four, the exact number within said limits to be fixed from time to time solely by resolution of the Board, acting by the vote of not less than a majority of the directors then in office. A majority of the directors shall consist of persons who are not employees of the Corporation or of any subsidiary of the Corporation. Should the death, resignation or other removal of any non-employee director result in the failure of the requirement set forth in the preceding sentence to be met, such requirement shall not apply during the time of the vacancy caused by the death, resignation or removal of any such non-employee director. The remaining directors of the Corporation shall cause any such vacancy to be filled in accordance with these By-laws within a reasonable period of time. At the annual meeting directors shall be elected in accordance with the requirements of these By-laws and the Certificate of Incorporation.

2. Place of Meetings, Records. The directors may hold their meetings and keep the books of the Corporation outside of the State of Delaware at such places as they may from time to time determine.

3. Vacancies. Subject to the rights of the holders of any one or more series of Preferred Stock then outstanding, if the office of any director becomes vacant for any reason or any new directorship is created by any increase in the authorized number of directors, a majority of the directors then in office, although less than a quorum, may choose a successor or successors or fill the newly created directorship. Any director so chosen shall hold office until the next election of the class for which such director shall have been chosen and until his successor shall be elected and qualified.

4. Organizational Meeting. The Board of Directors shall meet for the purpose of organization, the election of officers and the transaction of other business, after each annual election of directors on the day and at the place of the next regular meeting of the Board. Notice of such meeting need not be given. Such meeting may be held at any other time or place which shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors or in a consent and waiver of notice thereof signed by all of the directors.

5. Regular Meetings. Regular meetings of the Board may be held without notice at such time and place either within or without the State of Delaware as shall from time to time be determined by the Board.

6. Special Meetings. Special meetings of the Board may be called by the Chair of the Board a Vice Chair of the Board or the President by the mailing of notice to each director at least 48 hours before the meeting or by notifying each director of the meeting at least 24 hours prior thereto either personally, by telephone or by electronic transmission; special meetings shall be called on like notice by the Chair of the Board, a Vice Chair of the Board, the President or, on the written request of any two directors, by the Secretary.

7. Quorum. At all meetings of the Board the presence of one-third of the total number of directors determined by resolution pursuant to paragraph 1 of this Article II to constitute the Board of Directors shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by law, by the Certificate of Incorporation or by these By-laws.

8. Executive Committee. There shall be an Executive Committee of three or more directors elected by a majority of the Board. The Committee shall be composed of the Chief Executive Officer, the President, and such other directors as the Board shall elect. The Board, by resolution, may designate one or more directors as alternate members of the Committee, who may replace any absent or disqualified member at any meeting of the Committee. In the absence or disqualification of a member of the Committee, the member or members present at any meeting of the Committee and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member. The ratio of inside directors to outside directors serving on the Committee shall, to the extent feasible, be as near as possible to the ratio of inside directors to outside directors serving on the full Board. A quorum shall be a majority of the members of the Committee. Regular meetings of the Committee shall be held without notice at such time and place as shall from time to time be determined by the Committee; special meetings of the Committee may be called pursuant to the rules determined by the Committee. The Committee shall generally perform such duties and exercise such powers as may be directed or delegated by the Board of Directors from time to time. Except as otherwise provided by law, the Committee shall have authority to exercise all the powers of the Board while the Board is not in session. The act of a majority of the Committee members present at any meeting at which there is a quorum shall be the act of the Committee except as may be otherwise specifically provided by law, by the Certificate of Incorporation or by these By-laws. The Committee shall keep regular minutes of its proceedings and report the same to the Board at its next regular meeting.

9. Additional Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more additional committees, each committee to consist of one or more of the directors of the Corporation. In the event that the Board shall designate a committee that shall have the power to recommend changes in the compensation of senior management of the Corporation and/or a committee that shall have the power to recommend nominees for election as directors of the Corporation, the membership of such committees shall consist solely of directors who are not employees of the Corporation or of any subsidiary of the Corporation. The Board may designate one or more directors as alternate members of any such additional committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee shall have such powers as are granted to it by the resolution of the Board or by subsequent resolutions passed by a majority of the whole Board. Nothing herein shall limit the authority of the Board of Directors to appoint other committees consisting in whole or in part of persons who are not directors of the Corporation to carry out such functions as the Board may designate. Unless otherwise provided for in any resolution of the Board of Directors designating a committee pursuant to this paragraph 9 of Article II: (i) a quorum for the transaction of business of such committee shall be fifty percent or more of the authorized number of members of such committee; and (ii) the act of a majority of the members of such committee present at any meeting of such committee at which there is a quorum shall be the act of the committee (except as otherwise specifically provided by law, the Certificate of Incorporation or by these By-laws).

10. Presence at Meeting. Members of the Board of Directors or any committee designated by such Board may participate in the meeting of said Board or committee by means of conference telephone or similar communications equipment by means of which all persons in the meeting can hear each other and participate. The ability to participate in a meeting in the above manner shall constitute presence at said meeting for purposes of a quorum and any action thereat.

11. Action Without Meetings. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee designated by such Board may be taken without a meeting, if all members of the Board or committee consent thereto in writing and the writing or writings are filed with the minutes of the proceedings of the Board or committee.

12. Eligibility to Make Nominations. Nominations of candidates for election as directors at any meeting of stockholders called for election of directors (an "Election Meeting") may be made (1) by any stockholder entitled to vote at such Election Meeting only in accordance with the procedures established by paragraph 13 of this Article II, or (2) by the Board of Directors. In order to be eligible for election as a director, any director nominee must first be nominated in accordance with the provisions of these By-laws.

13. Procedure for Nominations by Stockholders. Any stockholder entitled to vote for the election of a director at an Election Meeting may nominate one or more persons for such election only if written notice of such stockholder's intent to make such nomination is delivered to or mailed and received by the Secretary of the Corporation. Such notice must be received by the Secretary not later than the following dates: (1) with respect to an annual meeting of stockholders, 60 days in advance of such meeting if such meeting is to be held on a day which is within 30 days preceding the anniversary of the previous year's annual meeting or 90 days in advance of such meeting if such meeting is to be held on or after the anniversary of the previous year's annual meeting; and (2) with respect to any other annual meeting of stockholders or a special meeting of stockholders, the close of business on the tenth day following the date of public disclosure of the date of such meeting. (For purposes of this paragraph 13 of Article II of these By-laws, public disclosure shall be deemed to include a disclosure made in a press release reported by the Dow Jones News Services, Associated Press or a comparable national news service or in a document filed with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended.) The written notice shall set forth: (i) the name, age, business address and residence address of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the Corporation which are beneficially owned by each such nominee, and (iv) such other information concerning each such nominee as would be required, under the rules of the United States Securities and Exchange Commission in a proxy statement soliciting proxies for the election of such nominee as a director. Such notice shall include a signed consent of each such nominee to serve as a director of the Corporation, if elected.

14. Compliance with Procedures. If the Chair of the Election Meeting determines that a nomination of any candidate for election as a director was not made in accordance with the applicable provisions of these By-laws, such nomination shall be void, provided, however, that nothing in these By-laws shall be deemed to limit any class voting rights upon the occurrence of dividend arrearages provided to holders of Preferred Stock.

Article III

Officers.

1. Election; Term of Office; Appointments. The Board of Directors, at its first meeting after each annual meeting, of stockholders, shall elect at least the following officers: a Chair of the Board and/or a President, one or more Vice Presidents, a Controller, a Treasurer and a Secretary. The Board may also elect, appoint, or provide for the appointment of such other officers and agents as may from time to time appear necessary or advisable in the conduct of the affairs of the Corporation. Officers of the Corporation shall hold office until their successors are chosen and qualify in their stead or until their earlier death, resignation or removal, and shall perform such duties as from time to time shall be prescribed by these By-laws and by the Board and, to the extent not so provided, as generally pertain to their respective offices. The Board of Directors may fill any vacancy occurring in any office of the Corporation at any regular or special meeting. Two or more offices may be held by the same person.

2. Removal and Resignation. Any officer elected or appointed by the Board of Directors or the Executive Committee may be removed at any time by the affirmative vote of a majority of the whole Board of Directors. If the office of any officer elected or appointed by the Board becomes vacant for any reason, the vacancy may be filled by the Board. Any officer may resign at any time upon written notice to the Corporation.

3. Chair of the Board. The Chair of the Board shall be the chief executive officer of the Corporation, unless otherwise prescribed by the Board of Directors, and shall preside at all meetings of the stockholders and of the directors. He or she shall perform such other duties, and exercise such powers, as from time to time shall be prescribed by these By-laws or by the Board of Directors.

4. President. The President, in the absence of the Chair of the Board or the Vice Chair, if any, shall preside at meetings of the Directors. He or she shall have such authority and perform such duties in the management of the Corporation as from time to time shall be prescribed by the Board of Directors and, to the extent not so prescribed, he or she shall have such authority and perform such duties in the management of the Corporation, subject to the control of the Board, as generally pertain to the office of President.

5. Vice Presidents. Vice Presidents shall perform such duties as from time to time shall be prescribed by these By-laws, by the Chair of the Board, by the President or by the Board of Directors, and except as otherwise prescribed by the Board of Directors, they shall have such powers and duties as generally pertain to the office of Vice President.

6. Secretary. The Secretary or person appointed as secretary at all meetings of the Board and of the stockholders shall record all votes and the minutes of all proceedings in a book to be kept for that purpose, and he or she shall perform like duties for the Executive Committee when required. He or she shall give, or cause to be given, notice of all meetings of the stockholders, and of the Board of Directors if required. He or she shall perform such other duties as may be prescribed by these By-laws or as may be assigned to him or her by the Chair of the Board, the President or the Board of Directors, and, except as otherwise prescribed by the Board of Directors, he or she shall have such powers and duties as generally pertain to the office of Secretary.

7. Treasurer. The Treasurer shall have custody of the Corporation's funds and securities. He or she shall perform such other duties as may be prescribed by these By-laws or as may be assigned to him or her by the Chair of the Board, the President or the Board of Directors, and, except as otherwise prescribed by the Board of Directors, he or she shall have such powers and duties as generally pertain to the office of Treasurer.

8. Controller. The Controller shall have charge of the Corporation's books of account, and shall be responsible for the maintenance of adequate records of all assets, liabilities and financial transactions of the Corporation. The Controller shall prepare and render such balance sheets, profit and loss statements and other financial reports as the Board of Directors, the Chair of the Board or the President may require. He or she shall perform such other duties as may be prescribed by these By-laws or as may be assigned to him or her by the Chair of the Board, the President or the Board of Directors, and, except as otherwise prescribed by the Board of Directors, he or she shall have such powers and duties as generally pertain to the office of Controller.

Article IV

Stock.

1. Stock. The shares of the Corporation shall be represented by certificates or shall be uncertificated. Each registered holder of shares, upon request to the Corporation, shall be provided with a certificate of stock representing the number of shares owned by such holder.

The certificates of stock of the Corporation shall be in the form or forms from time to time approved by the Board of Directors. Such certificates shall be numbered and registered, shall exhibit the holder's name and the number of shares, and shall be signed in the name of the Corporation by the following officers of the Corporation: the Chair of the Board of Directors, or the President or a Senior Vice President or Vice President; and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary. If any certificate is manually signed (1) by a transfer agent other than the Corporation or its employee, or (2) by a registrar other than the Corporation or its employee, any other signature on the certificate, including those of the aforesaid officers of the Corporation, may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent or registrar at the date of issue.

2. Lost Certificates. The Board of Directors or any officer of the Corporation to whom the Board of Directors has delegated authority may authorize any transfer agent of the Corporation to issue, and any registrar of the Corporation to register, at any time and from time to time unless otherwise directed, a new certificate or certificates of stock in the place of a certificate or certificates theretofore issued by the Corporation, alleged to have been lost or destroyed, upon receipt by the transfer agent of evidence of such loss or destruction, which may be the affidavit of the applicant; a bond indemnifying the Corporation and any transfer agent and registrar of the class of stock involved against claims that may be made against it or them on account of the lost or destroyed certificate or the issuance of a new certificate, of such kind and in such amount as the Board of Directors shall have authorized the transfer agent to accept generally or as the Board of Directors or an authorized officer shall approve in particular cases; and any other documents or instruments that the Board of Directors or an authorized officer may require from time to time to protect adequately the interest of the Corporation. A new certificate may be issued without requiring any bond when, in the judgment of the directors, it is proper to do so.

3. Transfers of Stock. Transfers of stock shall be made upon the books of the Corporation: (1) upon presentation of the certificates by the registered holder in person or by duly authorized attorney, or upon presentation of proper evidence of succession, assignment or authority to transfer the stock, and upon surrender of the appropriate certificate(s), or (2) in the case of uncertificated shares, upon receipt of proper transfer instructions from the registered owner of such uncertificated shares, or from a duly authorized attorney or from an individual presenting proper evidence of succession, assignment or authority to transfer the stock.

4. Holder of Record. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of Delaware.

Article V

Indemnification and Severance.

1. Right to Indemnification. The Corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law as it presently exists or may hereafter be amended, any person who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "proceeding") by reason of the fact that he or she, or a person for whom he or she is the legal representative, is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, nonprofit entity, or other enterprise, including service with respect to employee benefit plans, against all liability and loss suffered and expenses (including attorneys' fees) reasonably incurred by such person. The Corporation shall be required to indemnify a person in connection with a proceeding (or part thereof) initiated by such person only if the proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.

2. Prepayment of Expenses. The Corporation shall pay the expenses (including attorneys' fees) incurred by an officer or director of the Corporation in defending any proceeding in advance of its final disposition, provided, however, that the payment of such expenses shall be made only upon receipt of an undertaking by the director or officer to repay all amounts advanced if it shall ultimately be determined that the director or officer is not entitled to be indemnified. Payment of such expenses incurred by other employees and agents of the Corporation may be made by the Board of Directors in its discretion upon such terms and conditions, if any, as it deems appropriate.

3. Claims. If a claim for indemnification or payment of expenses (including attorneys' fees) under this Article is not paid in full within sixty days after a written claim therefor has been received by the Corporation the claimant may file suit to recover the unpaid amount of such claim and, if successful in whole or in part, shall be entitled to be paid the expense of prosecuting such claim. In any such action the Corporation shall have the burden of proving that the claimant was not entitled to the requested indemnification or payment of expenses under applicable law.

4. Nonexclusivity of Rights. The right conferred on any person by this Article V shall not be exclusive of any other rights which such person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, these By-laws, agreement, vote of stockholders or disinterested directors or otherwise.

5. Other Indemnification. The corporation's obligation, if any, to indemnify any person who was or is serving at its request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, enterprise or non-profit entity shall be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture, trust, non-profit entity, or other enterprise.

6. Amendment or Repeal. Any repeal or modification of the foregoing provisions of this Article V shall not adversely affect any right or protection hereunder of any person in respect of any act or omission occurring prior to the time of such repeal or modification.

7. Severance. Any written agreement or any amendment of an existing written agreement that provides for payments to a director, officer or other employee of the Corporation or any subsidiary of the Corporation upon (i) a "change in control" of the Corporation or (ii) the termination or constructive termination of the employment of such director, officer, or other employee following a "change in control" of the Corporation, must be approved by (a) the unanimous vote of the members of the committee of the Board of Directors which has the power to recommend changes in the compensation of the senior management of the Corporation, if any, and (b) a majority of the directors who are not employees of the Corporation or any subsidiary of the Corporation. For the purposes hereof, a "change of control" of the Corporation shall mean through (i) the accumulation by a person or group of related persons of 20% or more of the Company's outstanding, capital stock and/or (ii) a change in the composition of a majority of the Corporation's Board of Directors without the approval of the incumbent Board.

Article VI

Miscellaneous.

1. Delaware Office. The address of the registered office of the Corporation in the State of Delaware shall be at Corporation Trust Center, 1209 Orange Street, Wilmington, County of New Castle, Delaware 19801 and the name of its registered agent at such address is Corporation Trust Company.

2. Other Offices. The Corporation may also have an office in the City and State of New York, and such other offices at such places as the Board of Directors from time to time may appoint or the business of the Corporation may require.

3. Seal. The corporate seal shall be in the form adopted by the Board of Directors. Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise. The seal may be affixed by any officer of the Corporation to any instrument executed by authority of the Corporation, and the seal when so affixed may be attested by the signature of any officer of the Corporation.

4. Notice. Whenever notice is required to be given by law, the Certificate of Incorporation or these By-laws, a written waiver signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting, is not lawfully called or convened.

5. Amendments. The Board of Directors shall have the power to adopt, amend or repeal the By-laws of the Corporation by the affirmative action of a majority of its members. The By-laws may be adopted, amended or repealed by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote at any regular meeting of the stockholders or at any special meeting of the stockholders if notice of such proposed adoption, amendment or repeal be contained in the notice of such special meeting.

6. Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minutes books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device, provided that the records so kept can be converted into clearly legible form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

7. Checks. All checks, drafts, notes and other orders for the payment of money shall be signed by such officer or officers or agents as from time to time may be designated by the Board of Directors or by such officers of the Corporation as may be designated by the Board to make such designation.

8. Fiscal Year. The fiscal year shall begin the first day of January in each year.

Exhibit 10

POST-RETIREMENT CONSULTING AGREEMENT

This Agreement is entered into as of April 20, 2000 by and between Pfizer Inc. and William C. Steere, Jr.

WHEREAS, in recognition of Mr. Steere's unique contribution to the creation of shareholder value during his tenure as the Chairman of the Board and Chief Executive Officer of Pfizer Inc. (the "Company"), and to preserve for the Company his unique knowledge and understanding as a leader in the pharmaceutical industry, the Board of Directors wishes to obtain his commitment to serve, following his retirement from the Company, as a consultant to and representative of the Company, at the direction of the Chief Executive Officer of the Company;

NOW THEREFORE, the Company and Mr. Steere agree as follows:

1. Mr. Steere agrees that, following his retirement from the Company, for the term of this agreement, he will serve as Chairman Emeritus of the Company and when and as requested by the Chief Executive Officer of the Company, and in such capacity provide consulting and advice to the Company and will participate in various external activities and events for the benefit of the Company. The initial term of this agreement shall be for 5 years from the date hereof and will automatically extend for successive 5-year terms unless Mr. Steere or the Company provides written notice to the other party not less than 90 days prior to the end of any term terminating the agreement at the end of the then current term. Mr. Steere agrees to provide up to 30 days per year to the Company, subject to his reasonable availability, for such consulting services or such participation in external activities and events. In addition, Mr. Steere agrees to obtain the approval of the Board of Directors before providing any consulting, advice or service of any kind to any other company or organization that competes with the Company.

2. The services contemplated under this Agreement will require that Mr. Steere have access, following his retirement, to information which is proprietary or confidential to the Company. Mr. Steere agrees not to publish or otherwise disclose to persons outside the Company, without specific permission from the Company, any Company proprietary or confidential information which he acquires as a result of services performed under this Agreement, and not to use such information in any way which might be detrimental to the interests of the Company.

3. Mr. Steere also agrees to promptly disclose to the Company any information, ideas, or inventions made or conceived by him which may result from or be suggested by post-retirement services performed by him under this Agreement, and to assign to the Company all rights pertaining to such information, ideas, or inventions. Knowledge or information of any kind disclosed by Mr. Steere to the Company shall be deemed to have been disclosed without obligation on the part of the Company to hold the same in confidence, and the Company shall have the full right to use and disclose such knowledge and information without compensation to Mr. Steere beyond that specifically provided in this Agreement.

4. In return for his willingness to be available to provide consulting services to the Company and thereby continue to help create value for the Company's shareholders throughout his retirement, and in return for the foregoing commitments by Mr. Steere, the Company shall pay Mr. Steere, for consulting services or participation in external activities and events performed at the request of the Chief Executive Officer of the Company, (i) an annual retainer equal to $50,000 payable on January 31 of each year, and (ii) a per diem consulting fee, for the days he renders services, equal to $5,000. In addition, the Company shall provide Mr. Steere, for the remainder of his life, continued access to Company facilities and services comparable to those provided to him prior to his retirement, including access to Company aircraft, cars (including chauffeur), office, accommodations, and financial planning services. The office and facilities available to Mr. Steere shall be at such location chosen by the Company and acceptable and convenient to Mr. Steere. Mr. Steere shall provide the Company reasonable notice with respect to the use of the Company aircraft and the Company may, if the Company aircraft is unavailable, substitute a suitable charter service acceptable to Mr. Steere. The Company shall also reimburse Mr. Steere, upon the receipt of appropriate documentation, for reasonable travel and living expenses which he incurs in providing services at the request of the Chief Executive Officer, or which he incurs because of his position as a retired Chairman of the Board and Chief Executive Officer of the Company. Subject only to Mr. Steere's compliance, to the best of his ability, with his commitments set forth in paragraph 1 of this Agreement, the Company's obligations set forth in this Agreement are unconditional and irrevocable and shall apply irrespective of Mr. Steere's incapacitation, to perform services hereunder, provided, however, that the Company's obligation to pay Mr. Steere an annual retainer shall terminate if he should become totally and permanently unable to provide services hereunder.

5. Following his retirement, Mr. Steere shall be an independent contractor under this Agreement, and no provision of, or action taken under, this Agreement shall affect in any way Mr. Steere's rights under any Company compensation, employee benefit and welfare plans, programs or practices, including, without limitation, Company executive compensation, insurance, or pension plans.

6. In addition to his other commitments as set forth in this Agreement, upon being duly elected, Mr. Steere agrees to serve, following his retirement from the Company, as member and Chairman of the Board of Directors of the Pfizer Foundation, Inc. (the "Foundation") for such term as determined by the Board of Directors of the Foundation. All compensation and other benefits to be paid to Mr. Steere in consideration for his service as Chairman of the Foundation shall be paid by Foundation.

7. This Agreement is the sole agreement between Mr. Steere and the Company with respect to his post-retirement consulting services and activities for the Company, and supersedes all prior agreements and understandings with respect thereto. No change, modification, alteration or addition to any provision hereof shall be binding unless in writing and signed by both Mr. Steere and a duly authorized representative of the Board of Directors of the Company.

8. The Company hereby agrees to indemnify Mr. Steere in connection with any activities undertaken pursuant to this Agreement to the fullest extent permitted by law.

PFIZER INC.

By:	/s/ M. Anthony Burns	Date: April 20, 2000
Name: M. Anthony Burns
Title: Director

By order of the Board of Directors

	/s/ William C. Steere, Jr.	Date: April 24, 2000
William C. Steere, Jr.

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 17, 2000, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended April 2, 2000, in the following Registration Statements:

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

- Form S-4 dated February 14, 1995 (File No. 33-57709),

- Form S-8 dated March 29, 1996 (File No. 33-02061),

- Form S-8 dated September 25, 1997 (File No. 333-36371),

- Form S-8 dated April 23, 1998 (File No. 333-50899),

- Form S-8 dated April 22, 1999 (File No. 333-76839), and

- Form S-4 dated March 9, 2000 (File No. 333-90975).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
May 17, 2000