Form 10-Q
period 2000-07-02
PFIZER INC
filed 2000-08-15
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

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

YES   X    NO

At August 8, 2000, 6,313,725,922 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
July 2, 2000

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months and six months ended July 2, 2000 and July 4, 1999
Condensed Consolidated Balance Sheet at July 2, 2000 and December 31, 1999
Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2000 and July 4, 1999
Notes to Condensed Consolidated Financial Statements
Independent Accountants' Review Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions, except per share data)	July 2, 2000	July 4, 1999*	July 2, 2000	July 4, 1999*

Revenues	$7,041	$6,516	$14,263	$13,096

Costs and expenses:
Cost of sales	1,155	1,179	2,362	2,442
Selling, informational and administrative expenses	2,875	2,660	5,669	5,300
Research and development expenses	1,086	949	2,146	1,878
Merger-related costs	431	33	2,269	33
Other (income)/deductions-net	(173)	31	(260)	69

Income from continuing operations before provision for taxes on income and minority interests	1,667	1,664	2,077	3,374

Provision for taxes on income	513	482	1,127	977

Minority interests	4	1	5	2

Income from continuing operations	1,150	1,181	945	2,395

Discontinued operations-net of tax	--	(20)	--	(20)

Net income	$1,150 ======	$ 1,161 =======	$ 945 =======	$ 2,375 =======
Earnings per common share - basic:
Income from continuing operations	$ .18 ======	$ .19 =======	$ .15 =======	$ .39 =======
Net income	$ .18 ======	$ .19 =======	$ .15 =======	$ .39 =======

Earnings per common share - diluted:
Income from continuing operations	$ .18	$ .19	$ .15	$ .38
Discontinued operations-net of tax	--	(.01)	--	(.01)
Net income	$ .18 ======	$ .18 =======	$ .15 =======	$ .37 =======

Weighted average shares used to calculate earnings per common share amounts:
Basic	6,217 ======	6,125 =======	6,187 =======	6,124 =======
Diluted	6,369 ======	6,338 =======	6,344 =======	6,349 =======

Cash dividends per common share**	$ .09 ======	$.07 1/3 =======	$ .18 =======	$.14 2/3 =======

* Restated--See Note 1.

**Cash dividends per common share are those of pre-merger Pfizer.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)	July 2, 2000*	Dec. 31, 1999**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,590	$ 2,358
Short-term investments	4,402	4,028
Accounts receivable, less allowance for doubtful accounts: $232 and $230	5,341	5,368
Short-term loans	130	273
Inventories
Finished goods	1,187	1,147
Work in process	943	977
Raw materials and supplies	467	464
Total inventories	2,597	2,588
Prepaid expenses and taxes	1,756	1,696
Total current assets	15,816	16,311
Long-term loans and investments	2,183	1,764
Property, plant and equipment, less accumulated depreciation: $4,720 and $4,506	9,025	8,685
Goodwill, less accumulated amortization: $275 and $256	1,806	1,870
Other assets, deferred taxes and deferred charges	3,214	2,742

Total assets	$32,044 =======	$31,372 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $22 and $24	$ 5,544	$ 5,299
Accounts payable	1,440	1,889
Dividends payable	567	349
Income taxes payable	835	1,079
Accrued compensation and related items	850	905
Other current liabilities	2,982	2,732
Total current liabilities	12,218	12,253
Long-term debt	1,266	1,774
Postretirement benefit obligation other than pension plans	489	483
Deferred taxes on income	533	485
Other noncurrent liabilities	2,565	2,427
Total liabilities	17,071	17,422

Shareholders' Equity
Preferred stock	--	--
Common stock	335	332
Additional paid-in capital	8,281	5,943
Retained earnings	18,085	18,459
Accumulated other comprehensive expense	(1,344)	(1,045)
Employee benefit trusts	(3,532)	(2,888)
Treasury stock, at cost	(6,852)	(6,851)
Total shareholders' equity	14,973	13,950

Total liabilities and shareholders' equity	$32,044 =======	$31,372 =======

*  Unaudited.

** Restated--See Note 1.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	_Six Months Ended
(millions of dollars)	July 2, 2000	July 4, 1999*
Operating Activities
Income from continuing operations	$ 945	$2,395
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	473	413
Gain on sales of equity investments	(165)	--
Other	264	171
Changes in assets and liabilities	(95)	(1,451)

Net cash provided by operating activities	1,422	1,528

Investing Activities
Purchases of property, plant and equipment	(1,043)	(1,103)
Purchases, net of maturities of short-term investments	(4,489)	(2,907)
Proceeds from redemptions of short-term investments	4,150	2,018
Purchases of long-term investments	(109)	(27)
Proceeds from sales of equity investments	199	22
Purchases of long-term loans	(200)	(1)
Purchases of other assets	(378)	(158)
Proceeds from sales of other assets	112	138
Proceeds from sale of business-net	89	--
Other investing activities	100	34

Net cash used in investing activities	(1,569)	(1,984)

Financing Activities
Increase in short-term debt	17,030	2,239
Principal payments on short-term debt	(17,285)	(82)
Proceeds from long-term debt	8	7,563
Principal payments on long-term debt	(3)	(7,165)
Proceeds from common stock issuances	32	--
Purchases of common stock	--	(1,289)
Cash dividends paid	(1,088)	(895)
Stock option transactions and other	680	302

Net cash provided by/(used in)financing activities	(626)	673
Effect of exchange-rate changes on cash and cash equivalents	5	(100)
Net increase/(decrease) in cash and cash equivalents	(768)	117
Cash and cash equivalents at beginning of period	2,358	2,407

Cash and cash equivalents at end of period	$ 1,590 =======	$2,524 ======

* Restated--See Note 1.

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

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts and operating results for certain subsidiaries operating outside of the U.S., are as of and for the three-month and six-month periods ending May 28, 2000 and May 30, 1999.

On June 19, 2000 we completed our merger with Warner-Lambert Company (Warner-Lambert) by issuing approximately 2,440 million shares of our common stock for all the outstanding common stock of Warner-Lambert. As a result of this merger, each share of Warner-Lambert common stock issued and outstanding, other than shares owned or directly held by Pfizer or directly or indirectly by Warner-Lambert, was converted into the right to receive 2.75 shares of Pfizer common stock. Warner-Lambert, now our wholly owned subsidiary, develops, manufactures and markets a diversified line of health care and consumer products.

The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. We restated all prior period consolidated financial statements presented of Pfizer to include the results of operations, financial position and cash flows of Warner-Lambert. Prior to the merger, the only significant transactions between Pfizer and Warner-Lambert occurred under the Lipitor marketing agreements. We have eliminated these transactions from the restated financial statements. Certain reclassifications have been made to conform the presentation of the restated financial statements.

Note 2:  Responsibility for Interim Financial Statements

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read the historical financial statements and notes in each companies' latest pre-merger Form 10-K. We expect to file our 1999 financial statements restated to reflect the merger with Warner-Lambert by September 2000.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Note 3: Merger of Pfizer and Warner-Lambert

As discussed in Note 1, on June 19, 2000 we merged with Warner-Lambert in a transaction accounted for as a pooling of interests. Accordingly, the financial statements reflect the combined results of Pfizer and Warner-Lambert as if the merger had been in effect for all periods presented.

The results of operations for the separate companies and the combined amounts presented in the financial statements for the periods prior to the merger follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	April 2, 2000	July 4, 1999	July 4, 1999

Revenues:
Pfizer	$4,315	$3,779	$ 7,706
Warner-Lambert	3,407	3,151	6,157
Adjustments (1)	(447)	(364)	(666)
Reclassifications (2)	(53)	(50)	(101)
Combined	$7,222 ======	$6,516 ======	$13,096 =======

Net income/(loss):
Pfizer	$1,180	$ 709	$ 1,524
Warner-Lambert	(1,398)	447	829
Adjustments (1) (3)	14	_ 5	22
Combined	$ (204) ======	$1,161 ======	$ 2,375 =======

The net assets of the separate companies and the combined amounts presented in the financial statements for the periods prior to the merger follow:

(millions of dollars)	April 2, 2000	December 31, 1999

Pfizer	$10,188	$ 8,887
Warner-Lambert	4,148	5,098
Adjustments (1) (3)	(50)	(35)
Combined	$14,286 =======	$13,950 =======

(1) Represents the elimination of transactions and balances between the companies under the Lipitor marketing agreements.

(2) Reclassifications made to conform to the post-merger presentation.

(3) As of and for the three months ended April 2, 2000, we adjusted income taxes payable and income tax expense as a result of assuming the companies had always been combined. As of and for the three and six months ended July 4, 1999, we adjusted for the impact of a change in the calculation of Warner-Lambert's pension asset to conform to our method of calculating fair value. The adjustments to net assets at December 31, 1999 include an increase to Warner-Lambert's pension asset, reflecting the full year impact of the change in the pension asset calculation.

Note 4:  Merger-Related Costs

We incurred the following merger-related costs:
	Second Quarter		Six Months
(millions of dollars)	2000	1999	2000	1999

Transaction costs	$220	$33	$ 220	$33
Transaction costs related to the termination of the proposed Warner-Lambert/American Home Products merger	--	--	1,838	--
Integration costs	33	--	33	--
Restructuring charges	178	--	178	--
Total merger-related costs	$431 ====	$33 ===	$2,269 ======	$33 ===
  In the second quarter and first six months of 2000, transaction costs include banking, legal, accounting and other costs directly related to our merger with Warner-Lambert. In the second quarter and first six months of 1999, we incurred transaction costs, primarily for professional fees, of $33 million directly related to our merger with Agouron Pharmaceuticals, Inc. In the first half of 2000, merger-related costs also include $1,838 million of transaction costs related to the termination of the proposed Warner-Lambert/American Home Products Corporation merger.
  Integration costs represent incremental, one-time costs directly related to our merger with Warner-Lambert. Such costs include consulting, advertising, meeting and training costs associated with the integration of Warner-Lambert.
  The components of the restructuring charges were as follows:
(millions of dollars)	Charges	Utilization Six Months Ended July 2, 2000	Reserve July 2, 2000

Employee termination costs	$173	$63	$110
Property, plant and equipment	5	4	1
	$178 ====	$67 ===	$111 ====

These restructuring charges are associated with the merger of Warner-Lambert's businesses into our operations.

Through July 2, 2000, the charge for employee termination costs represents the reduction of our work force by 338 manufacturing, distribution, sales, research and corporate personnel. Notifications to personnel have been made. As of July 2, 2000, 164 employees have been terminated. We will complete terminations of the remaining personnel within a year. Employee termination costs represent accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts.

Through July 2, 2000, the charge for property, plant and equipment represents the consolidation of facilities and related fixed assets, a contract termination payment and termination of a software installation project at certain Warner-Lambert locations.

Note 5:  Certain Significant Items

Certain significant items recorded in the second quarter and six months ended July 2, 2000 were as follows:
(millions of dollars)	Second Quarter		Six Months
	2000	1999	2000	1999
Significant items, pre-tax:
Gain on the sale of RID	$(78)	--	$ (78)	--
Gain on the sale of research-related equity investments	(30)	--	(165)	--
Costs associated with the withdrawal of Rezulin	--	--	103	--
Gain on the sale of Omnicef brand	--	--	(39)	--
Total significant items	$(108) =====	-- ===	$(179) =====	-- ===

In June 2000, we sold the RID line of lice-control products to Bayer Corporation for approximately $89 million in cash. The sale resulted in a pre-tax gain of approximately $78 million which is included in "Other (income)/deductions-net" in the second quarter and six months ended July 2, 2000.

In 2000, we sold certain research-related equity investments for proceeds of $34 million in the second quarter and $195 million in the first half. These sales resulted in pre-tax gains of $30 million in the quarter and $165 million in the first half which are included in "Other (income) / deductions-net". The investments had specific identification cost bases and were classified as available-for-sale.

In the first quarter of 2000, we announced that we were discontinuing the sale of Rezulin. The one-time pre-tax costs of $103 million associated with the withdrawal of Rezulin consist primarily of product returns and inventory write-offs and are recorded in "Other (income)/deductions-net" in the first quarter ended April 2, 2000 and the six months ended July 2, 2000.

In the first quarter of 2000, we sold the Omnicef brand resulting in a pre-tax gain of $39 million which is included in "Other (income)/deductions-net" in the first quarter ended April 2, 2000 and the six months ended July 2, 2000.

Note 6:  Comprehensive Income
(millions of dollars)	Three Months Ended		Six Months Ended
	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999

Net income	$1,150	$1,161	$945	$2,375
Other comprehensive expense:
Currency translation adjustment and hedges	(225)	(70)	(341)	(385)
Holding gain/(loss) arising during period, net of tax	8	9	154	(14)
Reclassification adjustment, net of tax	(19)	--	(112)	--
Net gain/(loss) on investment securities	(11)	9	42	(14)
Total other comprehensive expense	(236)	(61)	(299)	(399)
Total comprehensive income	$ 914 ======	$1,100 ======	$646 ====	$1,976 ======

The change in currency translation adjustment and hedges included in "Accumulated other comprehensive expense" for the first six months of 2000 was:
(millions of dollars)	2000

Opening balance	$(1,028)
Translation adjustments and hedges	(341)
Ending balance	$(1,369) =======

Note 7:  Earnings Per Share

The weighted average common shares used in the computations of basic earnings per common share and diluted earnings per common share were as follows:
	Three Months Ended		Six Months Ended
(millions, except per share data)	July 2, 2000	July 4, 1999	July 2, 2000	July 4, 1999

Income from continuing operations	$1,150	$1,181	$ 945	$2,395
Discontinued operations-net of tax	--	(20)	--	(20)
Net income	$1,150 ======	$1,161 ======	$ 945 ======	$2,375 ======

Basic:
Weighted average number of common shares outstanding	6,217 ======	6,125 ======	6,187 ======	6,124 ======

Earnings per common share:
Income from continuing operations	$ .18	$ .19	$ .15	$ .39
	======	======	======	======
Net income	$ .18 ======	$ .19 ======	$ .15 ======	$ .39 ======

Diluted:
Weighted average number of common shares outstanding	6,217	6,125	6,187	6,124
Common share equivalents-stock options and stock issuable under employee compensation plans	152	213	157	225

Weighted average number of common shares outstanding and common share equivalents	6,369 ======	6,338 ======	6,344 ======	6,349 ======

Earnings per common share:
Income from continuing operations	$ .18	$ .19	$ .15	$ .38
Discontinued operations-net of tax	--	(.01)	--	(.01)
Net income	$ .18 ======	$ .18 ======	$ .15 ======	$ .37 ======

Options to purchase 46 million shares during the three months and six months ended July 4, 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Note 8: Segment Information

We operate in two segments: Pharmaceuticals and Consumer Products. The Pharmaceuticals segment includes our Human Pharmaceutical and Animal Health businesses as well as Capsugel, a capsules manufacturing business. The Consumer Products segment includes Consumer Health Care products, Confectionery products, Shaving products and Tetra products.

For the three months ended July 2, 2000 and July 4, 1999:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Total revenues	2000	$5,636	$1,405	$ --	$7,041
	1999	5,151	1,365	--	6,516

Segment profit	2000	$2,011	$ 301	$(645)(1)	$1,667(2)
	1999	1,678	214	(228)(1)	1,664(2)

For the six months ended July 2, 2000 and July 4, 1999:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Total revenues	2000	$11,473	$2,790	$ --	$14,263
	1999	10,390	2,706	--	13,096

Segment profit	2000	$ 4,152	$ 521	$(2,596)(1)	$ 2,077(2)
	1999	3,465	413	(504)(1)	3,374(2)

(1) Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of our financial subsidiaries, performance-based compensation expenses not allocated to the operating segments and merger-related costs.

(2) Consolidated total equals income from continuing operations before provision for taxes on income and minority interests.

Note 9:  Actions of the Board of Directors

On April 27, our Board of Directors:

  voted to continue the current share-purchase program begun in September 1998 up to limits of the remaining $1.9 billion in cost with a maximum of 140 million additional shares declared a $.09 per share second-quarter 2000 cash dividend on our common stock, payable on June 8, 2000 to all shareholders who owned shares on May 11, 2000

Prior to the merger, Warner-Lambert's Board of Directors declared a $.24 per share dividend in both the first and second quarter of 2000. Cash dividends paid to Warner-Lambert shareholders prior to our merger were approximately $420 million.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of July 2, 2000 and the related condensed consolidated statements of income for each of the three-month and six-month periods ended July 2, 2000 and July 4, 1999, and the related condensed consolidated statements of cash flows for the six-month periods ended July 2, 2000 and July 4, 1999. These condensed consolidated financial statements are the responsibility of the Company's management. The condensed consolidated financial statements give retroactive effect to the merger effective June 19, 2000 of Pfizer Inc. and Subsidiary Companies and Warner-Lambert Company and its subsidiaries, which has been accounted for as a pooling of interests as described in Note 1 to the condensed consolidated financial statements.

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

Based on our review we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), prior to restatement for the pooling of interests referred to above; and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. The financial statements of Warner-Lambert Company and its subsidiaries for the year ended December 31, 1999, were audited by other auditors whose report, dated January 24, 2000, except for Note 6 to those financial statements as to which the date is February 7, 2000, expressed an unqualified opinion on those financial statements (not presented herein). We have not audited the adjustments described in Note 3 that were applied to restate the December 31, 1999 consolidated financial statements of Pfizer Inc. and Subsidiary Companies for the pooling of interests referred to above (not presented herein). Accordingly, we express no opinion or any other form of assurance on the accompanying condensed consolidated balance sheet as of December 31, 1999.

KPMG LLP

New York, New York
August 15, 2000
Item 2:	Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

The components of the Statement of Income follow:

(millions of dollars, except per share data)	Second Quarter			Six Months
	2000	1999**	% Change	2000	1999**	% Change__

Revenues	$7,041	$ 6,516	8	$14,263	$13,096	9

Cost of sales	1,155	1,179	(2)	2,362	2,442	(3)

Selling, informational and administrative expenses	2,875	2,660	8	5,669	5,300	7
% of revenues	40.8%	40.8%		39.7%	40.5%

R&D expenses	1,086	949	14	2,146	1,878	14
% of revenues	15.4%	14.6%		15.0%	14.3%

Merger-related costs	431	33	M+	2,269	33	M+

Other (income)/deductions-net	(173)	31	*	(260)	69	*

Income from continuing operations before taxes	$1,667	$ 1,664	--	$ 2,077	$ 3,374	(38)
% of revenues	23.7%	25.5%		14.6%	25.8%

Taxes on income	$ 513	$ 482	7	$ 1,127	$ 977	15

Effective tax rate	30.8%	29.0%		54.3%	29.0%

Income from continuing operations	$1,150	$ 1,181	(3)	$ 945	$ 2,395	(61)
% of revenues	16.3%	18.1%		6.6%	18.3%

Discontinued operations-net of tax	--	(20)	*	--	(20)	*

Net income	$1,150 ======	$ 1,161 =======	(1)	$ 945 =======	$ 2,375 =======	(60)
% of revenues	16.3%	17.8%		6.6%	18.1%

Earnings per common share-basic:
Income from continuing operations	$ .18	$ .19	(5)	$ .15	$ .39	(62)
	======	=======		=======	=======
Net income	$ .18 ======	$ .19 =======	(5)	$ .15 =======	$ .39 =======	(62)

Earnings per common share-diluted:
Income from continuing operations	$ .18	$ .19	(5)	$ .15	$ .38	(61)
Discontinued operations-net of tax	--	(.01)	*	--	(.01)	--
Net income	$ .18 ======	$ .18 =======	--	$ .15 =======	$ .37 =======	(59)

Cash dividends per common share	$ .09 ======	$.07 1/3 =======	23	$ .18 =======	$.14 2/3 =======	23

*  Calculation not meaningful.

** Restated to reflect the merger with Warner-Lambert Company in June 2000, which was    accounted for as a pooling of interests.

  Cash dividends per common share are those of pre-merger Pfizer.

M+ Change greater than one thousand percent.

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

TOTAL REVENUES

The components of the total revenue increase were as follows:

	% Change from 1999
	Second Quarter	Six Months

Volume	7.9	9.0
Price	2.0	1.7
Currency	(1.8)	(1.8)

Total revenue increase	8.1 ====	8.9 ===

The revenue increase was due to sales volume growth of our in-line products and revenue generated from product alliances. We continue to restrain the magnitude of price adjustments.

The currency impact on the second quarter and first half 2000 revenue growth reflects the year over year decline primarily in the value of certain European and Latin American currencies relative to the U.S. dollar offset in part by the relative strengthening of the Japanese yen as compared with the prior year periods.

Total revenues for the second quarter by segment and the changes over last year were as follows:

(millions of dollars)	2000	% of Total Revenues	1999	% of Total Revenues	% Change

Pharmaceuticals
U.S.	$3,379	48.0	$3,158	48.5	7
International	2,257	32.0	1,993	30.6	13
Worldwide	5,636	80.0	5,151	79.1	9

Consumer Products	1,405	20.0	1,365	20.9	3

Total	$7,041 ======	100.0 =====	$6,516 ======	100.0 =====	8

Total revenues for the first six months by segment and the changes from last year were as follows:

(millions of dollars)	2000	% of Total Revenues	1999	% of Total Revenues	% Change

Pharmaceuticals
U.S.	$ 7,124	50.0	$ 6,489	49.5	10
International	4,349	30.4	3,901	29.8	11
Worldwide	11,473	80.4	10,390	79.3	10

Consumer Products	2,790	19.6	2,706	20.7	3

Total	$14,263 =======	100.0 =====	$13,096 =======	100.0 =====	9

Total revenues increased 14% in both the second quarter and first six months of 2000 excluding the negative effects of foreign exchange (2% in both periods), Trovan (1% in both periods) and Rezulin (3% in the second quarter and 2% in the first six months of 2000).

The following is a discussion of total revenues by business segment:

Pharmaceuticals

Worldwide pharmaceutical revenues by category were as follows:
(millions of dollars)	Second Quarter			Six Months
	2000	1999	% Change	2000	1999	% Change

Cardiovascular diseases	$2,589	$2,095	24	$ 4,982	$ 4,060	23
Infectious diseases	658	777	(15)	1,609	1,847	(13)
Central nervous system disorders	905	743	22	1,811	1,528	19
Erectile dysfunction	304	305	--	632	494	28
Diabetes	68	236	(71)	245	494	(50)
Allergy	177	142	24	326	267	22
Alliance revenue	264	146	81	512	268	91
Other	280	304	(8)	598	653	(8)
Total human pharmaceuticals	5,245	4,748	10	10,715	9,611	11
Capsugel	104	100	5	205	193	7
Animal health	287	303	(5)	553	586	(6)
Total pharmaceuticals	$5,636 ======	$5,151 ======	9	$11,473 =======	$10,390 =======	10

Worldwide pharmaceutical revenue grew by 9% in the second quarter of 2000 and 10% in the first six months of 2000. Worldwide human pharmaceutical revenue grew by 10% in the second quarter of 2000 and 11% in the first six months of 2000. Worldwide human pharmaceutical revenue increased by 17% in the second quarter of 2000 and 18% in the first six months of 2000 excluding the negative impacts of foreign exchange, Trovan and Rezulin.

A portfolio of major human pharmaceuticals that continue to exhibit strong prescription growth is driving the company's revenue performance, as shown below:

	U.S. Total Prescription Growth
	Second Quarter 2000	Six Months 2000

Neurontin	50%	50%
Zyrtec	34%	32%
Lipitor	33%	35%
Celebrex	29%	71%
Viagra	28%	28%
Norvasc	15%	14%
Accupril	15%	16%

Sales of the following pharmaceutical products accounted for 74% of pharmaceutical revenues and 60% of total company revenues in the second quarter and 74% of pharmaceutical revenues and 59% of total revenues for the first six months of 2000. Individual product sales for the second quarter and first half of 2000 and a brief discussion of each follow:
		Second Quarter		Six Months
Product	Category	(millions)	% Change from 1999	(millions)	% Change from 1999

Lipitor	Cardiovascular diseases	$1,262	40	$2,381	43
Norvasc	Cardiovascular diseases	805	13	1,587	13
Cardura	Cardiovascular diseases	197	7	399	6
Accupril/ Accuretic	Cardiovascular diseases	142	12	272	12
Zithromax	Infectious diseases	158	(22)	570	(10)
Diflucan	Infectious diseases	237	5	480	3
Viracept	Infectious diseases	102	(31)	213	(28)
Zoloft	Central nervous system	484	7	998	3
Neurontin	Central nervous system	328	59	629	65
Viagra	Erectile dysfunction	304	--	632	28
Zyrtec	Allergy	176	25	324	22

  Lipitor is the most-prescribed cholesterol-lowering product in the U.S. and received 45% of U.S. new prescriptions for all cholesterol-lowering agents for the month of June 2000. Introductions of Lipitor in other world markets have been strong.
  Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control for hypertension and angina.
  Cardura is an alpha blocker offering doctors and patients a unique, cost-effective option for the treatment of high blood pressure and enlarged prostate.
  Based on year-over-year new and total prescriptions for the month of June 2000, Accupril is the fastest- growing ACE inhibitor in the U.S. Accuretic was launched in the U.S. in May 2000.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and a leading brand in international markets. U.S. sales declined 30% to $98 million in the second quarter and 12% to $418 million in the first half. Zithromax sales were impacted by wholesaler inventory fluctuations, the reduced incidence of respiratory infections versus the same periods of 1999 and the fact that the respiratory season peaked much earlier in the year and declined more rapidly than in 1999. These factors contributed to a 1% decrease in Zithromax total prescriptions in the U.S. in the second quarter, a level that we believe is indicative of underlying demand for the product during that period.
  After 12 years on the market, sales growth of Diflucan reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viracept sales decreased mainly due to the increasing level of manufacturing responsibility for the product being undertaken by our marketing partner F. Hoffmann-LaRoche Ltd. for its markets outside the U.S., as well as increasing competition within the protease inhibitor class and from other AIDS medicines. Viracept remains the top-selling protease inhibitor, with more than 35% of total prescriptions in the U.S. A twice-daily dosing regimen for the drug was recently approved by the Food and Drug Administration (FDA).
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (in adults and children) and panic disorder, is the most prescribed selective serotonin re-uptake inhibitor in the U.S. The FDA recently approved Zoloft as the first and only treatment for post-traumatic stress disorder. In the U.S., total prescriptions increased 11% in the second quarter of 2000 compared to the same period in 1999.
  Neurontin is the world's top-selling anti-convulsant. It is used as add-on therapy with other antiepileptic medications to treat partial seizures that are common among patients over 12 years old with epilepsy. The new 600 mg and 800 mg tablets allow greater flexibility in dosing and convenience for patients.
  Viagra has been approved in more than 100 countries in the two years it has been on the market and continues to show strong growth in prescriptions. In the first half of 2000, U.S. total prescriptions increased by 28% with new prescriptions increasing by 33% and refills growing by 24% as compared to the same period in 1999.
  Sales growth of Zyrtec reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is also a prescription antihistamine approved for children as young as two years old.

In the first quarter 2000, we launched Tikosyn for use in the treatment of atrial fibrillation, a type of heart rhythm disorder. Tikosyn is now available in the U.S. to prescribers and hospitals that have participated in an educational program on treatment initiation and dosing. Regulatory review in Europe is continuing.

Alliance revenue reflects revenue associated with the copromotion of Celebrex and Aricept:

  Celebrex was launched in February 1999 and is receiving more than 195,000 new and 400,000 total prescriptions weekly in the U.S. where it is the most-prescribed brand-name arthritis medicine.
  Aricept, used for the symptomatic treatment of Alzheimer's disease, had a 25% increase in U.S. total prescriptions through June 2000 as compared to the same period in 1999. Aricept is well-tolerated with a low incidence of side effects and offers convenient once-daily dosing.

Animal Health revenues, which are now reported in the pharmaceuticals segment, decreased by 5% to $287 million for the second quarter of 2000 and 6% to $553 million for the first half of 2000 compared to prior year periods. Overall sales performance was adversely impacted by foreign exchange and continuing weakness in the livestock market in the U.S. and Europe. Sales of virginiamycin, an antibiotic for poultry, cattle, and swine, were adversely affected by the decision of the European Commission to ban certain antibiotic feed additives, including virginiamycin, in the European Union after June 30, 1999.

Consumer Products

Sales of Pfizer's Consumer Products businesses for the second quarter and first half follow:
(millions of dollars)	Second Quarter			Six Months
	2000	1999	% Change	2000	1999	% Change

Consumer Health Care Products	$ 631	$ 638	(1)	$1,279	$1,284	--
Confectionery Products	514	483	7	1,014	943	8
Shaving Products	207	194	6	392	379	3
Tetra	53	50	6	105	100	5
Total Consumer Products	$1,405 ======	$1,365 ======	3	$2,790 ======	$2,706 ======	3

Consumer Health Care product sales decreased 1% in the quarter to $631 million, mainly due to the impact of foreign exchange and lower sales of digestive health products, which were adversely impacted by private-label competition for Zantac 75. These results were partially offset by strong sales of the Oral Care business, led by the launch of Tartar Control Listerine outside the U.S. and higher sales of ophthalmic products. Sales of confectionery products grew 7% in the second quarter to $514 million, led by strong performances in Mexico, Brazil and the U.S.

In June 2000, we sold the RID line of lice-control products to Bayer Corporation for approximately $89 million in cash. The sale resulted in a gain of approximately $78 million which is included in "Other (income)/deductions-net" in the second quarter and six months ended July 2, 2000. The sale of RID will not have a material impact on our future results of operations.

Revenues by Country

Total revenues in the U.S. increased largely due to growth in pharmaceutical sales and alliance revenue, as described above. Total revenues by country were as follows:

(millions of dollars)
Second Quarter
2000	% of Total Revenues	1999	% of Total Revenues		% Change

$ 4,049	57.5	$ 3,811	58.5	United States	6
534	7.6	431	6.6	Japan	24
2,458	34.9	2,274	34.9	All Other	8
$ 7,041 =======	100.0 =====	$ 6,516 =======	100.0 =====	Consolidated	8

(millions of dollars)
Six Months
2000	% of Total Revenues	1999	% of Total Revenues		% Change

$ 8,452	59.3	$ 7,798	59.5	United States	8
976	6.8	810	6.2	Japan	21
4,835	33.9	4,488	34.3	All Other	8
$14,263 =======	100.0 =====	$13,096 =======	100.0 =====	Consolidated	9

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 2% in the second quarter and 3% in the first half of 2000 as compared with the prior year periods, while revenues increased 8% in the second quarter and 9% in the first half. In both periods, these results were mainly attributable to favorable product and business mix and improvements in manufacturing efficiency and to a lesser extent the impact of foreign exchange.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 8% in the second quarter and 7% in the first half of 2000 over the prior year periods. During the first half of 2000, we continued to provide strong support for our products; however, the growth rate of SI&A is slowing as we begin the integration of Pfizer with Warner-Lambert.

Research and Development Expenses

Research and development expenses increased 14% in both the second quarter and first half of 2000 over the prior year periods. Budgeted R&D spending is about $4.7 billion for the full year 2000.

In the second quarter of 2000, we filed the following indications with the U.S. Food and Drug Administration (FDA):

  Zoloft - Supplementary filings for long-term management of anxiety disorders (panic disorder, adult and pediatric obsessive-compulsive disorder and post-traumatic stress disorder)

In the first quarter of 2000, we refiled with the FDA the New Drug Application for the oral dosage form of the anti-psychotic Zeldox, including new data requested by the FDA. An FDA advisory committee reviewed this compound on July 19 and voted to recommend its approval. The various committee members who commented expressed their opinion that Zeldox should be approved for first-line therapy, but should be labeled to provide adequate information to physicians and patients as to the effect of the drug on the QTc interval prolongation of the electrocardiogram. Zeldox will now go through the FDA's final review and labeling stages. We plan to launch Zeldox in Sweden in September where it has already been approved for marketing and are in the process of seeking mutual recognition in Europe.

In October 1999, we received an approvable letter from the FDA for Relpax for the treatment of migraines. We are currently in labeling discussions with the FDA.

Ongoing or planned clinical trials for additional uses and dosage forms for our currently marketed products include:

Product	Indication

Norvasc	Pediatric hypertension

Zithromax	Cardiovascular risk in patients with atherosclerosis (a process in which fatty substances are deposited within blood vessels) caused by certain infections Accelerated dosing regimen

Viagra	Female sexual arousal disorder

Zoloft	Pediatric depression Pediatric post-traumatic stress disorder Social phobia

Lipitor	Broad cardiovascular-care clinical program

Aricept	Oral liquid dosage form

Celebrex	Sporadic adenomatous polyposis Barrett's esophagus Actinic keratosis Bladder cancer Pain

We are developing a single product that combines the cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc-two of the world's most widely prescribed medicines.

Ongoing or planned clinical trials for new product development programs include:

Product	Indication

Vfend (voriconazole)	Serious systemic fungal infections

inhaled insulin (under co-development with Aventis Pharma and Inhale Therapeutic Systems)	Diabetes

valdecoxib (under co-development with Pharmacia Corporation)	Osteoarthritis Rheumatoid arthritis Pain

pregabalin	Pain epilepsy psychiatric disorders

Additional product-related programs are in various stages of discovery.

Merger-related costs

We incurred the following merger-related costs:
	Second Quarter		Six Months
(millions of dollars)	2000	1999	2000	1999

Transaction costs	$220	$33	$ 220	$33
Transaction costs related to the termination of the proposed Warner-Lambert/American Home Products merger	--	--	1,838	--
Integration costs	33	--	33	--
Restructuring charges	178	--	178	--
Total merger-related costs	$431 ====	$33 ===	$2,269 ======	$33 ===
  In the second quarter and first six months of 2000, transaction costs include banking, legal, accounting and other costs directly related to our merger with Warner-Lambert. In the second quarter and first six months of 1999, we incurred transaction costs, primarily for professional fees, of $33 million directly related to our merger with Agouron Pharmaceuticals, Inc. In the first half of 2000, merger-related costs also include $1,838 million of transaction costs related to the termination of the proposed Warner-Lambert/American Home Products Corporation merger.
  Integration costs represent incremental, one-time costs directly related to our merger with Warner-Lambert. Such costs include consulting, advertising, meeting and training costs associated with the integration of Warner-Lambert.
  The components of the restructuring charges follow:
(millions of dollars)	Charges	Utilization Six Months Ended July 2, 2000	Reserve July 2, 2000

Employee termination costs	$173	$63	$110
Property, plant and equipment	5	4	1
	$178 ====	$67 ===	$111 ====

These charges are associated with the merger of Warner-Lambert's businesses into our operations.

Through July 2, 2000, the charge for employee termination costs represents the reduction of our work force by 338 manufacturing, distribution, sales, research and corporate personnel. Notifications to personnel have been made. At July 2, 2000, 164 employees have been terminated. We will complete terminations of the remaining personnel within a year. Employee termination costs represent accrued severance benefits and costs associated with change in control provisions of certain Warner-Lambert employment contracts.

Through July 2, 2000, the charge for property, plant and equipment represents the consolidation of facilities and related fixed assets, a contract termination payment and termination of a software installation project at certain Warner-Lambert locations.

We expect to incur additional restructuring charges in future periods as the combining of Pfizer and Warner-Lambert continues.

Other (income)/deductions-net

The following components were included in "Other (income)/deductions-net" for the second quarter and first six months of 2000 and 1999:

	Second Quarter			Six Months
(millions of dollars)	2000	1999	% Change	2000	1999	% Change

Interest income	$(131)	$(104)	26	$(272)	$(193)	41
Interest expense	101	90	12	213	163	31
Gain on sale of research-related equity investments	(30)	--	*	(165)	--	*
Gain on sale of Rid	(78)	--	*	(78)	--	*
Gain on sale of Omnicef Brand	--	--	--	(39)	--	*
Rezulin withdrawal provision	--	--	--	103	--	*
Amortization of goodwill and other intangibles	25	26	(4)	50	52	(4)
Foreign exchange	(1)	(1)	--	(13)	1	*
Other, net	(59)	20	*	(59)	46	*
Other (income)/deductions-net	$(173) =====	$ 31 =====	*	$(260) =====	$ 69 =====	*
* Calculation not meaningful.

Interest income for the second quarter and first half of 2000 increased over the prior year periods as a result of higher average interest rates. Interest expense increased over the prior year periods as a result of a higher average level of borrowings and higher average interest rates in 2000.

TAXES ON INCOME

We are projecting an effective tax rate for 2000 of 36.5%, versus a comparable rate in 1999 of 28.3%. The higher reported rate in 2000 is mainly due to the impact of the merger-related costs of more than $2 billion. Our projected tax rate in 2000, excluding the effect of certain significant items and merger-related costs, of 27.2% is lower than the comparable rate of 28.5% in 1999 due primarily to tax-planning initiatives.

NET INCOME

Both net income and diluted earnings per share, excluding certain significant items and merger-related costs, increased by 21% in the second quarter and 26% in the first half of 2000. A reconciliation between reported net income and net income excluding certain significant items and merger-related costs follows:

(millions, except per share data)	Second Quarter			Six Months
	2000	1999	% Change	2000	1999	% Change

Net income as reported	$1,150	$ 1,161	(1)	$ 945	$2,375	(60)
Certain significant items and merger-related costs (see below)	294	29	914	2,083	29	M+
Net income excluding certain significant items and merger-related costs	$1,444 ======	$1,190 ======	21	$3,028 ======	$2,404 ======	26
Diluted earnings per share on the same basis	$ .23 ======	$ .19 ======	21	$ .48 ======	$ .38 ======	26

M+ Change greater than one thousand percent.

Certain significant items and merger-related costs follow:
(millions of dollars)	Second Quarter		Six Months
	2000	1999	2000	1999
Significant items, pre-tax*:
Gain on the sale of RID	$(78)	$ --	$ (78)	$ --
Gain on the sale of research-related equity investments	(30)	--	(165)	--
Costs associated with the withdrawal of Rezulin	--	--	103	--
Gain on the sale of Omnicef	--	--	(39)	--
Total significant items	(108)	--	(179)	--

Merger-related costs, pre-tax:
Transaction costs	220	33	220	33
Transaction costs related to the termination of the proposed Warner- Lambert/American Home Products merger	--	--	1,838	--
Integration costs	33	--	33	--
Restructuring charges	178	--	178	--
Total merger-related costs	431	33	2,269	33
Total significant items and merger-related costs, pre-tax	323	33	2,090	33
Income taxes	29	4	7	4
Total significant items and merger-related costs, after-tax	$294 ====	$29 ===	$2,083 ======	$29 ===

* Included in "Other(income)/deductions-net"

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	July 2, 2000	Dec. 31, 1999

Financial assets*	$8,305	$8,423
Short and long-term debt	(6,810)	(7,073)

Net financial assets	$1,495 ======	$1,350 ======

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of liquidity and capital resources:
(millions of dollars, except per share data)	July 2, 2000	Dec. 31, 1999

Cash and cash equivalents and short-term loans and investments*	$6,122	$6,659
Working capital	$3,598	$4,058
Shareholders' equity per common share**	$2.41	$2.28

* Cash is managed by country or region and is not always available to be used in every location throughout the world. When necessary we may utilize short-term borrowings for various corporate purposes.

** Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by the employee benefit trusts).

The decrease in working capital from December 31, 1999 to July 2, 2000 was primarily due to:

  transaction costs related to the termination of the proposed Warner-Lambert/American Home Products merger purchases of property, plant and equipment and long-term loans and investments dividends on common stock

partially offset by

  current period operations net of merger-related costs
  cash received from stock option exercises
  proceeds received from the sales of equity investments

The increase in shareholders' equity per common share from December 31, 1999 to July 2, 2000 is primarily due to stock option exercises.

Net Cash Provided by Operating Activities

During the first six months of 2000, operating activities provided net cash of $1,422 million, a decrease of $106 million from the 1999 period. The change was primarily due to:

  transaction costs related to the termination of the proposed Warner-Lambert/American Home Products merger partially offset by

  an increase in cash from current period operations net of merger-related costs lower income tax payments and the receipt of income tax refunds in the first six months of 2000 the timing of collections of accounts receivable
  an increase in deferred tax liabilities and other noncurrent liabilities

Net Cash Used in Investing Activities

During the first six months of 2000, investing activities used cash of $1,569 million, a decrease of $415 million over the 1999 period. The change was primarily attributable to:

  higher redemptions of short-term investments
  proceeds from the sales of equity investments
  proceeds from the sale of the RID line of lice-control products partially offset by

  an increase in purchases of short-term investments
  purchases of long-term loans
  increase in purchases of other assets

Net Cash Provided by/Used in Financing Activities

During the first six months of 2000, net cash used in financing activities was $626 million, as compared to cash provided by financing activities of $673 million in the 1999 period. The change was primarily due to:

  increase in net repayments of short-term borrowings
  cash dividends paid were higher

partially offset by

  the absence of common share purchases in 2000
  more cash received from employee stock option exercises

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Both Pfizer's and Warner-Lambert's Form 10-K filings for the 1999 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of pre-merger Pfizer's filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of pre-merger Pfizer's 1999 Form 10-K in this filing and investors should refer to it. You should also refer to the discussion of risks and uncertainties included in Exhibit 99 of Warner-Lambert's pre-merger Form 10-K for the year ended December 31, 1999. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Patent Litigation

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

On April 2, 1998, the Company received notice from Lek U.S.A. Inc. of its filing of an ANDA for a 60 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998, Bayer and Pfizer commenced suit against Lek for infringement of Bayer's U.S. Patent No. 5,264,446, as well as for infringement of a second Bayer patent, No. 4,412,986 relating to combinations of nifedipine with certain polymeric materials. On September 14, 1998, Lek was served with the summons and complaint. Plaintiffs amended the complaint on November 10, 1998, limiting the action to infringement of U.S. Patent 4,412,986. On January 19, 1999, Lek filed a motion to dismiss the complaint alleging non-infringement of U.S. Patent 4,412,986. Pfizer responded to this motion and oral argument was held in abeyance pending a settlement conference. In September 1999, a settlement agreement was entered into among the parties staying this litigation until the expiration of U.S. Patent No. 4,412,986 on November 2, 2000.

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

On November 9, 1998, Pfizer received an ANDA notice letter from Martec Pharmaceutical, Inc. for generic versions (30 mg., 60 mg., 90 mg.) of Procardia XL. On or about December 18, 1998, Pfizer received a new ANDA certification letter stating that the ANDA had actually been filed in the name of Martec Scientific, Inc. On December 23, 1998, Pfizer brought an action against Martec Pharmaceutical, Inc. and Martec Scientific, Inc. in the Western District of Missouri for infringement of Bayer's patent relating to nifedipine of a specific particle size. On January 26, 1999, a second complaint was filed against Martec Scientific in the Western District of Missouri based on Martec's new ANDA certification letter. Martec filed its response to this complaint on February 26, 1999. A hearing to determine claim scope scheduled for June 1, 2000 was postponed. The action was settled, and dismissed on consent on July 6, 2000.

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

Doxazosin Patent

On March 31, 1999, the Company received notice from TorPharm of its filing, through its U.S. agent Apotex Corp., of an ANDA for 1 mg., 2 mg., 4 mg. and 8 mg. tablets alleged to be bioequivalent to Cardura (doxazosin mesylate). The notice letter alleges that Pfizer's patent on doxazosin is invalid in view of certain prior art references. Following a review of these allegations, suit was filed in the United States District Court for the Northern District of Illinois against TorPharm and Apotex Corp. on May 14, 1999. The defendants requested a 90-day period in which to file their answer. The request was granted and TorPharm/Apotex's answer was filed by August 19, 1999. Discovery is in progress. On June 2, 1999, FDA was notified that given the patent litigation and pursuant to provisions of the Federal Food Drug and Cosmetic Act, the FDA may not approve the TorPharm application for thirty months from filing or resolution of the litigation. TorPharm has withdrawn its allegations of patent invalidity and has requested that its ANDA approval be made effective only after expiration of the patent in October 2000.

Trovafloxacin Patent

On May 19, 1999, Abbott Laboratories filed an action against the Company in the United States District Court of the Northern District of Illinois alleging that the Company's use, sale or manufacture of trovafloxacin infringes Abbott's United States Patent No. 4,616,019 claiming naphthyriding antibiotics and seeking a permanent injunction and damages. An answer denying these allegations was filed on June 9, 1999. Following discovery, on July 6, 2000, Pfizer filed a motion for summary judgment on the basis of equitable estoppel and an implied license, in view of Abbott's conduct during the development of trovafloxacin. That motion is pending.

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

Fluconazole Patent

On February 1, 2000 the Company received notice of the filing of an ANDA by Novopharm Limited for 50 mg, 100 mg, 150 mg and 200 mg tablets of fluconazole alleged to be bioequivalent to Diflucan. Novopharm has certified to the FDA its position that the Company's U.S. Patent 4,404,216, which covers fluconazole, is invalid. This patent expires in January 2004. On March 10, 2000, the Company filed a patent infringement action under the '216 patent against Novopharm in the United States District Court for the Northern District of Illinois. The court has entered a protective order and discovery is ongoing.

Neurontin Patents

On April 29, 1998, Warner-Lambert received an ANDA notice letter from Purepac Pharmaceutical Co., relating to 100 mg., 300mg., and 400 mg. Gabapentin capsules, which certified Purepac's opinion that the proposed Purepac products do not infringe Warner-Lambert's U.S. Patent 4,894,476 directed to gabapentin monohydrate and that the '476 Patent is invalid in view of the prior art. In June 1998 Warner-Lambert filed a lawsuit in the U.S. District Court for the District of New Jersey against Purepac and Faulding Inc., its parent company, for infringement of the '476 Patent and U.S. Patent 5,084,479 directed to a method for treating neurodegenerative diseases with compounds including gabapentin. The defendants filed a counterclaim for unfair competition under New Jersey law based upon alleged improper listing of the '476 Patent in the FDA "Orange Book" and alleged absence of probable cause for filing suit on the '476 and '479 Patents. On August 25, 1999, the court denied the defendants' motion for summary judgment of non-infringement of the '476 and '479 Patents and tentatively set trial for September 2000.

In May 1998 Warner-Lambert received two ANDA notice letters from TorPharm, Inc., relating to 100 mg., 300 mg. and 400 mg. gabapentin capsules, which certified TorPharm's opinion that the proposed products of its Apotex Corp. agent do not infringe Warner-Lambert'' U.S. Patents 4,894,476 and 5,084,479. Warner-Lambert thereafter filed a lawsuit in the U.S. District Court for the Northern District of Illinois for infringement of the '476 and '479 Patents. On April 7, 1999, the court denied the defendants' motion for summary judgment of non-infringement of the '479 Patent. Discovery is continuing.

In November 1999 Warner-Lambert received an ANDA notice letter from Faulding Inc., relating to 600 mg. and 800 mg. gabapentin tablets, which certified Faulding's opinion that the proposed products of its Purepac Pharmaceutical Co. subsidiary do not infringe the '476 Patent and that this patent is invalid in view of the prior art. In December 1999 Warner-Lambert filed a lawsuit in the U.S. District Court for the District of New Jersey for infringement of the '476 and '479 Patents. The defendants filed counterclaims for unfair competition under New Jersey law and federal anti-trust law violations. Warner-Lambert has filed a motion to dismiss these counterclaims.

On November 12, 1999, Apotex Corp. and Apotex, Inc. filed suit against Warner-Lambert in the U.S. District Court for the Northern District of Illinois alleging federal anti-trust violations. Warner-Lambert filed a motion to dismiss the action which was granted.

Celebrex Litigation

On April 11, 2000, the University of Rochester filed a patent infringement action in the U.S. District Court for the Western District of New York against the Company, G.D. Searle & Co., Inc., Monsanto Co., and Pharmacia Corp., under its U.S. Patent No. 6,048,850, relating to the use of COX-2 inhibiting compounds. It is alleged that sales of Celebrex infringe the broad method of use claims of this patent. The Company has answered denying infringement. Discovery is in progress.

Hybrid Corn Seed Litigation

In pre-existing litigation between Pioneer Hi-Bred International, Inc. and DeKalb Genetics Corporation in the United States District Court for the Southern District of Iowa, the court granted on October 8, 1999 Pioneer's motion to add additional parties, including Pfizer Inc. and Monsanto Co. (the present owner of DeKalb Genetics Corporation), as codefendant parties. The amended complaint, which claims violations of the federal Lanham Act and Iowa state law stemming from the codefendants' alleged use of Pioneer's corn seed germplasm in the development of competitive corn seed products, was served on the Company on October 19. The Company filed its answer on December 15, 1999 denying liability. The Company potentially faces liability for its activities during the 1972 to 1982 time period and for the activities of a partnership between DeKalb Genetics Corporation and Pfizer Genetics Inc. during the 1982 to 1990 time period. Pfizer Genetics Inc. sold its interest in this partnership to DeKalb Genetics Corporation in 1990. On February 23, 2000, Monsanto notified Pfizer that it intends to invoke the indemnification provisions of the 1990 partnership sale agreement against the Company. On May 5, 2000, the court ordered a bifurcation of liability and damage issues for trial and set a liability trial date of November 1, 2002. Discovery on damages will be deferred until completion of the trial on liability.

Trademark and Unfair Competition

Trovan Trademark

On September 22, 1999, the jury in a trademark-infringement litigation brought against Pfizer by Trovan Ltd. and Electronic Identification Devices, Ltd. relating to use of the Trovan mark for trovafloxacin issued a verdict in favor of the plaintiffs with respect to liability, holding that the Company had infringed Trovan Ltd.'s mark and had acted in bad faith. Following a further damage trial, on October 12, 1999, the jury awarded Trovan Ltd. a total of $143 million in damages, comprised of $5 million actual damages, $3 million as a reasonable royalty and $135 million in punitive damages. The court held a hearing on December 27, 1999, on whether to award the plaintiffs profits based on the Company's sales of Trovan and, if so, the amount of same. On February 24, 2000, the court entered judgment on the jury verdict and enjoined the Company's use of the Trovan mark effective October 16, 2000. The plaintiff's request to be awarded the Company's profits from Trovan sales and for treble damages was denied. Following a hearing on March 24, 2000 the court vacated its previous rulings based on the jury verdicts, including the injunction against continued use of Trovan and the cancellation of the Company's U.S. trademark registration, and granted the motion for mistrial. The court also granted the Company's remittius motions, eliminating the "reasonable royalty" award ($3 million) and reducing the maximum damages award from $8 million to $500,000 and the maximum enhanced award from $135 million to $1.5 million. Trovan Ltd. has filed an appeal.

Zyrtec Litigation

On October 5, 1998, Schering-Plough, Inc., sought, and was denied, a temporary restraining order and moved for a temporary injunction based on its allegations that Pfizer breached a 1996 settlement agreement arising from an earlier Lanham Act suit involving the promotion of Zyrtec, in competition with Schering's Claritin. On appeal to the Second Circuit Court of Appeals, the decision denying Schering's request for a preliminary injunction was vacated and the case was remanded to the District Court. The Second Circuit found that the District Court should have made more detailed findings on the reliability of the surveys used to support the motion. Following a hearing, the District Court entered a preliminary injunction which prohibits Pfizer from claiming that Zyrtec is non-sedating or essentially non-sedating. A schedule is being negotiated for a trial on a permanent injunction.

Products Liability Litigation

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

Generally, the plaintiffs in all of the pending heart valve litigations seek money damages. Based on the experience of the Company in defending these claims to date, including insurance proceeds and reserves, the Company is of the opinion that any remaining actions should not have a material adverse effect on the financial position or results of the Company. Litigation involving insurance coverage for the Company's heart valve liabilities has been resolved.

Rezulin

Rezulin, a Warner-Lambert oral therapy for the treatment of type 2 diabetes, was launched in the United States in March 1997 and withdrawn from the market in March 2000, following reports of liver damage, including liver failure requiring liver transplants, and death. The package insert for Rezulin was revised in October 1997 in response to post-marketing reports of adverse liver events. The revised labeling recommended that physicians monitor liver enzymes periodically. The labeling subsequently was changed three times to increase the recommended frequency of liver enzyme monitoring and to add other information regarding indications and adverse liver events.

Following publicity about Rezulin's withdrawal from the market a number of suits against Warner-Lambert (and in some instances against Pfizer as well) have been filed. As of July 28, 2000, Warner-Lambert had been named as a defendant in 216 lawsuits in both federal and state courts alleging injury resulting from Rezulin use. Some cases involve individual plaintiffs, some involve multiple plaintiffs, and others involve class action allegations. The cases filed in or removed to federal district courts have been consolidated for certain pretrial purposes in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multi-District Litigation. Plaintiffs in the individual cases seek damages for alleged liver injury or death; and one seeks restitution on a consumer fraud/unfair business practice theory; but most seek the establishment of a medical monitoring fund for patients who are allegedly at risk of future injury. Most of the cases are in the early stages of discovery. The Company is defending these actions and considering its insurance coverage and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Trovan

During May and June, 1999, the FDA and the European Union's Committee for Proprietary Medicinal Products (CPMP) reconsidered the approvals to market Trovan, a broad-spectrum antibiotic, following post-market reports of severe adverse liver reactions to the drug. On June 9, the Company announced that, regarding the marketing of Trovan in the United States, it had agreed to restrict the indications, limit product distribution, make certain other labeling changes and to communicate revised warnings to health care professionals in the United States. On July 1, Pfizer received the opinion of the CPMP recommending a one-year suspension of the licenses to market Trovan in the European Union. The CPMP opinion has been finalized in a Final Decision by the European Commission. Since June 1999, seven suits including one with nine plaintiffs and several claims have been received by the Company alleging liver injuries due to the ingestion of Trovan. Three of the suits and the majority of the claims have been resolved. Three of the suits, filed in June and July 1999 and July 2000 in the Circuit Court, Hampton County, South Carolina, are purported class actions, two on behalf of a purported class of all persons who received Trovan, seek compensatory and punitive damages and injunctive relief, respectively, and one on behalf of an alleged class of spouses of members of the first (damages) class. The class suit seeking injunctive relief was dismissed. The cases are in early stages of discovery. The Company is defending these actions and considering its insurance coverage and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Asbestos Matters

Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. ("Quigley"), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both are members of the Center for Claims Resolution (the "CCR"), a joint defense organization of fifteen defendants that is defending these claims. The Company and Quigley are responsible for varying percentages of defense and liability payments for all members of the CCR. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company, but most have been resolved.

As of June 30, 2000, there were 49,584 personal injury claims pending against Quigley and 27,942 such claims against the Company (excluding those that are inactive or have been settled in principle), and 68 talc cases against the Company.

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

From 1967 to 1982, a Warner-Lambert Company subsidiary owned American Optical Company, which at certain times manufactured a line of personal protective clothing and respirators for use in general industrial settings. Certain of the protective clothing items (e.g., certain gloves) contained asbestos. American Optical discontinued production of protective clothing in 1976, and sold its protective clothing business in its entirety in 1977. In May 1982, Warner-Lambert sold American Optical. As part of that sale, the Warner-Lambert subsidiary agreed to indemnify the purchaser against product liability claims arising out of alleged use or exposure to American Optical products up to the date of closing.

As of June 30, 2000, American Optical was named a defendant in approximately 914 lawsuits involving approximately 32,780 individual plaintiffs. Approximately two-thirds of these lawsuits involve claims for asbestos-related disease developed as a result of exposure to asbestos-containing protective clothing allegedly manufactured by American Optical. The remaining one-third consists of claims for silica-related disease developed as a result of exposure to silica while using allegedly defective respirators manufactured by American Optical.

Based on the Company's experience in defending the claims to date and the amount of insurance coverage available, the Company is of the opinion that the actions should not have a material adverse effect on the financial position or results of the Company .

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

Consumer Litigation

Plax

FDA administrative proceedings relating to Plax are pending, principally an industry-wide call for data on all anti-plaque products by the FDA. The call-for-data notice specified that products that have been marketed for a material time and to a material extent may remain on the market pending FDA review of the data, provided the manufacturer has a good faith belief that the product is generally recognized as safe and effective and is not misbranded. The Company believes that Plax satisfied these requirements and prepared a response to the FDA's request, which was filed on June 17, 1991. This filing, as well as the filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Committee. The Committee has issued a draft report recommending that plaque removal claims should not be permitted in the absence of data establishing efficacy against gingivitis. The process of incorporating the Advisory Committee recommendations into a final monograph is expected to take several years. If the draft recommendation is ultimately accepted in the final monograph, although it would have a negative impact on sales of Plax, it will not have a material adverse effect on the sales, financial position or results of the Company.

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

Pediculicides

Since December 1998, four actions have been filed, in state courts in Houston, San Francisco, Chicago and New Orleans, purportedly on behalf of statewide (California) or nationwide (Houston, Chicago and New Orleans) classes of consumers who allege that Pfizer's and/or Warner-Lambert's and other manufacturers' advertising and promotional claims for Pfizer's Rid and Warner-Lambert's Nix (San Francisco litigation only) and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. The Houston case has been voluntarily dismissed and proceedings in the San Francisco, Chicago and New Orleans cases are still in early stages. The Company believes the complaints are without merit.

Desitin

In December 1999 and January 2000, two suits were filed in California state courts against the Company and other manufacturers of zinc oxide-containing powders. The first suit was filed by the Center for Environmental Health and the second was filed by an individual plaintiff on behalf of a purported class of purchasers of baby powder products. The suits generally allege that the label of Desitin powder violates California's "Proposition 65" by failing to warn of the presence of lead, which is alleged to be a carcinogen. In January, 2000, the Company received a notice from a California environmental group alleging that the labeling of Desitin ointment and powder also violates Proposition 65 by failing to warn of the presence of cadmium, which is alleged to be a carcinogen. Several other manufacturers of zinc oxide-containing topical baby products have received similar notices. The Company believes that the labeling for Desitin complies with applicable legal requirements.

Diabinese (Brazil)

In June, the Ministry of Justice of the State of Sao Paulo, Brazil, commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. ("Pfizer Brazil") asserting that during a period in 1991 Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action sought the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. In February 1996, the trial court issued a decision holding Pfizer Brazil liable. The trial court's opinion also established the amount of moral damages for individuals who might make claims later in the proceeding and set out a formula for calculating the payment into the public reserve fund which could have resulted in a sum of approximately $88 million. Pfizer Brazil appealed this decision. In September 1999, the appeals court issued a ruling upholding the trial court's decision as to liability. However, the appeals court decision overturned the trial court's decision concerning damages, ruling that criteria to apply in the calculation of damages, both as to individuals and as to payment of any amounts to the reserve fund, should be established only in a later stage of the proceeding. The Company believes that this action should not have a material adverse effect on the financial position or results of the Company.

Employment Litigation

A wholly-owned subsidiary of Warner-Lambert has been named as a defendant in class actions filed in Puerto Rico Superior Court by current and former employees from the Vega Baja, Carolina and Fajardo plants, as well as Kelly Services temporary employees assigned to those plants. The lawsuits seek monetary relief for alleged violations of local statutes and decrees relating to meal period payments, minimum wage, overtime and vacation pay. The Company believes that these actions are without merit.

Antitrust

Brand-Name Prescription Drugs Antitrust Litigation

In 1993, both Pfizer and Warner-Lambert were named, together with numerous other manufacturers of brand-name prescription drugs and certain companies that distribute brand-name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies, alleging that the manufacturers violated the Sherman Act by agreeing not to give retailers certain discounts and that the failure to give such discounts violated the Robinson Patman Act. A class action was brought on the Sherman Act claim, as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the "individual actions") on both the Sherman Act and Robinson Patman Act claims. A retailer class was certified in 1994 (the "Federal Class Action"). In 1996, fifteen manufacturer defendants, including Pfizer and Warner-Lambert, settled the Federal Class Action. Pfizer's share was $31.25 million and Warner-Lambert's share was $15.1 million. Trial began in September 1998 for the class case against the non-settlers, and the District Court also permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases. The District Court dismissed the case at the close of the plaintiffs' evidence. The plaintiffs appealed and, on July 13, 1999, the Court of Appeals upheld most of the dismissal but remanded on one issue, while expressing doubts that the plaintiffs could prove any damages. The District Court has since opined that the plaintiffs cannot prove such damages.

Retail pharmacy cases also have been filed in state courts in five states, and consumer class actions were filed in state courts in fourteen states and the District of Columbia alleging injury to consumers from the failure to give discounts to retail pharmacy companies. Most of the consumer class actions have been settled in principle.

In addition to its settlement of the retailer Federal Class Action (see above), Pfizer and Warner-Lambert have also settled several major opt-out retail cases, and along with other manufacturers: (1) have entered into agreements to settle all outstanding consumer class actions, which settlements are going through the approval process in the various courts in which the actions are pending; and (2) have settled the California consumer case.

The Company believes that these brand-name prescription drug antitrust cases, which generally seek damages and certain injunctive relief, are without merit.

The Federal Trade Commission opened an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996, the Commission issued subpoenas for documents to both Pfizer and Warner-Lambert, among others, to which both responded. A second subpoena was issued to both companies for documents in May 1997 and both again responded. We are not aware of any further activity.

Former Food Science Division

In 1999, the Company pleaded guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltols from December 1989 until December 1995, and paid a total fine of $20 million. The activities at issue involved the Company's former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company's current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Five purported class action suits involving these products have been filed against the Company; two in California State Court, and three in New York Federal Court. The Company does not believe that this plea and settlement, or civil litigation involving these products, should have a material adverse effect on the financial position or results of the Company.

Environmental Matters

The operations of both Pfizer and Warner-Lambert ("the Company") are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state Superfund laws. Such designations are made regardless of the extent of the Company's involvement. The Company owns or previously owned several sites for which it may be the sole responsible party. There are also claims that the Company may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state, local and foreign laws.

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

FDA Required Post-Marketing Reports

In April 1996, Pfizer received a Warning Letter from the FDA relating to the timeliness and completeness of required post-marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities. A review of the Company's new procedures was undertaken by FDA in 1999. The Company and Agency met to review the findings of this review and agreed that commitments and remedial measures undertaken by the Company related to the Warning Letter have been accomplished. The Company agreed to keep the Agency informed of its activities as it continues to modify its processes and procedures.

Neurontin Investigation

Certain employees of Warner-Lambert were served with subpoenas in January, 2000, by the U.S. Attorney's office in Boston, Massachusetts, directing them to provide testimony before a federal grand jury in Boston. The U.S. Attorney's office is conducting an inquiry into Warner-Lambert's promotion of Neurontin. Warner-Lambert is cooperating with the inquiry and cannot predict what the outcome of the investigation will be.

In addition, a former employee of Warner-Lambert has commenced a civil lawsuit against Warner-Lambert, on behalf of the United States, under 31 U.S.C. 3730. The lawsuit alleges that the company has violated the Federal False Claims Act based on certain alleged sales and marketing practices concerning its drugs Neurontin and Accupril. The Company believes that this action is without merit.

Merger Litigation

In November 1999, following the announcement by Warner-Lambert of its executions of the American Home Products Corporation (AHP) Merger Agreement, Pfizer filed suit against Warner-Lambert, its board of directors and AHP, seeking to invalidate certain provisions in the AHP Merger Agreement and enjoin their implementation. Pursuant to a settlement agreement executed on February 6, 2000 in connection with the termination of the AHP Merger Agreement and the execution of the Pfizer Merger Agreement, Warner-Lambert, AHP and Pfizer entered into settlement agreements with respect to this litigation. Shortly thereafter the litigation against AHP was dismissed with prejudice and the litigation between Pfizer and Warner-Lambert was dismissed without prejudice. On November 23, 1999, Pfizer filed suit against Warner-Lambert in the Delaware Court of Chancery relating to certain contracts between Pfizer and Warner-Lambert for the marketing and co-promotion of Lipitor. Pfizer alleged that the execution of the AHP Merger Agreement violated certain provision in those agreements. Warner-Lambert counterclaimed on November 29, 1999 and sought a declaratory judgment that Warner-Lambert was entitled to terminate the Lipitor agreements. Pursuant to a settlement agreement executed on February 6, 2000 in connection with the termination of the AHP Merger Agreement and the execution of the Pfizer Merger Agreement, Warner-Lambert and Pfizer entered into a settlement agreement with respect to the Lipitor litigation. The litigation was dismissed without prejudice shortly thereafter.

Warner-Lambert, its Directors and AHP have been named in approximately 40 lawsuits in Delaware Chancery Court, one lawsuit in Morris County, New Jersey, and two lawsuits in federal court in New Jersey brought on behalf of purported classes of Warner-Lambert's shareholders. These lawsuits involve allegations similar to those contained in Pfizer's lawsuit, referred to above, and contain additional allegations, including that the consideration to be paid to Warner-Lambert's shareholders in the proposed merger with AHP was inadequate. Both Pfizer and Warner-Lambert believe these lawsuits to be without merit.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of our tax returns through 1992. The IRS is scheduled to complete its audits in September 2000 of our tax returns for 1993 through 1995. We do not expect any material adjustments to be proposed. Agouron's U.S. federal income tax returns are open from 1986 to the present.

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

We believe that our accrued tax liabilities are adequate for all years.
Item 6:	Exhibits and Reports on 8-K
(a)	Exhibits

	1) Exhibit 15	-	Accountants' Acknowledgment
	2) Exhibit 27	-	Financial Data Schedule

(b)	Reports on Form 8-K

We filed reports on Form 8-K during the second quarter ended July 2, 2000 dated April 18, 2000, April 21, 2000, June 20, 2000 and June 29, 2000.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

                       Pfizer Inc.

(Registrant)
Dated: August 15, 2000	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 15, 2000, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended July 2, 2000, in the following Registration Statements:

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

- Form S-8 dated March 29, 1996 (File No. 33-02061),

- Form S-8 dated September 25, 1997 (File No. 333-36371),

- Form S-8 dated April 23, 1998 (File No. 333-50899),

- Form S-8 dated April 22, 1999 (File No. 333-76839),

- Form S-4 dated March 9, 2000 (File No. 333-90975),

- Form S-8 dated June 19, 2000 (File No. 333-39610),

- Form S-8 dated June 19, 2000 (File No. 333-90975), and

- Form S-8 dated June 19, 2000 (File No. 333-39606).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
August 15, 2000