Form 10-Q
period 2000-10-01
PFIZER INC
filed 2000-11-15
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

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

YES   X    NO

At November 7, 2000, 6,309,039,330 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
October 1, 2000

PART I. FINANCIAL INFORMATION
Financial Statements:
Condensed Consolidated Statement of Income for the three months and nine months ended October 1, 2000 and October 3, 1999
Condensed Consolidated Balance Sheet at October 1, 2000 and December 31, 1999
Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2000 and October 3, 1999
Notes to Condensed Consolidated Financial Statements
Independent Accountants' Review Report
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Legal Proceedings
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Oct. 1, 2000	Oct. 3, 1999*	Oct. 1, 2000	Oct. 3, 1999*

Revenues	$7,205	$6,746	$21,468	$19,842

Costs and expenses:
Cost of sales	1,194	1,567	3,556	4,008
Selling, informational and administrative expenses	2,698	2,566	8,367	7,867
Research and development expenses	1,025	1,041	3,172	2,919
Merger-related costs	505	--	2,774	33
Other (income)/deductions-net	(2)	32	(263)	101

Income from continuing operations before provision for taxes on income and minority interests	1,785	1,540	3,862	4,914

Provision for taxes on income	421	431	1,549	1,408

Minority interests	3	1	7	3

Income from continuing operations	1,361	1,108	2,306	3,503

Discontinued operations-net of tax	--	--	--	(20)

Net income	$1,361 ======	$1,108 ======	$ 2,306 =======	$ 3,483 =======
Earnings per common share - basic:
Income from continuing operations	$ .22 ======	$ .18 ======	$ .37 =======	$ .57 =======
Net income	$ .22 ======	$ .18 ======	$ .37 =======	$ .57 =======

Earnings per common share - diluted:
Income from continuing operations	$ .21	$ .18	$ .36	$ .56
Discontinued operations-net of tax	--	--	--	(.01)
Net income	$ .21 ======	$ .18 ======	$ .36 =======	$ .55 =======

Weighted average shares used to calculate earnings per common share amounts:
Basic	6,228 ======	6,122 ======	6,201 =======	6,123 =======
Diluted	6,371 ======	6,322 ======	6,361 =======	6,340 =======

Cash dividends per common share**	$ .09 ======	$ .08 ======	$ .27 =======	$.22 2/3 =======

* Restated--See Note 1.

**Cash dividends per common share prior to our merger with Warner-Lambert   Company on June 19, 2000 are those of pre-merger Pfizer.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)	Oct. 1, 2000*	Dec. 31, 1999**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,341	$ 2,358
Short-term investments	5,883	4,028
Accounts receivable, less allowance for doubtful accounts: $227 and $230	5,411	5,368
Short-term loans	165	273
Inventories
Finished goods	1,259	1,147
Work in process	1,007	977
Raw materials and supplies	457	464
Total inventories	2,723	2,588
Prepaid expenses and taxes	1,645	1,696
Total current assets	17,168	16,311
Long-term loans and investments	2,646	1,764
Property, plant and equipment, less accumulated depreciation: $4,836 and $4,506	9,178	8,685
Goodwill, less accumulated amortization: $283 and $256	1,761	1,870
Other assets, deferred taxes and deferred charges	2,735	2,742

Total assets	$33,488 =======	$31,372 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $20 and $24	$ 5,934	$ 5,299
Accounts payable	1,417	1,889
Dividends payable	--	349
Income taxes payable	897	1,079
Accrued compensation and related items	917	905
Other current liabilities	3,179	2,706
Total current liabilities	12,344	12,227
Long-term debt	1,257	1,774
Postretirement benefit obligation other than pension plans	527	515
Deferred taxes on income	578	485
Other noncurrent liabilities	2,610	2,421
Total liabilities	17,316	17,422

Shareholders' Equity
Preferred stock	--	--
Common stock	336	332
Additional paid-in capital	8,464	5,943
Retained earnings	19,453	18,459
Accumulated other comprehensive expense	(1,306)	(1,045)
Employee benefit trusts	(3,298)	(2,888)
Treasury stock, at cost	(7,477)	(6,851)
Total shareholders' equity	16,172	13,950

Total liabilities and shareholders' equity	$33,488 =======	$31,372 =======

*  Unaudited.

** Restated--See Note 1.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	_Nine Months Ended
(millions of dollars)	Oct. 1, 2000	Oct. 3, 1999*
Operating Activities
Income from continuing operations	$2,306	$ 3,503
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	707	639
Gains on sales of equity investments	(183)	--
Loss on sale of Animal Healthfeed-additive products	65	--
Costs associated with the withdrawal of Rezulin	84	--
Trovan inventory writeoff	--	310
Deferred taxes	188	96
Other	240	223
Changes in assets and liabilities	138	(1,166)

Net cash provided by operating activities	3,545	3,605

Investing Activities
Purchases of property, plant and equipment	(1,525)	(1,756)
Purchases, net of maturities of short-term investments	(7,077)	(5,224)
Proceeds from redemptions ofshort-term investments	5,276	3,012
Purchases of long-term investments	(349)	(33)
Proceeds from sales of equity investments	220	27
Increases in long-term loans	(220)	(1)
Purchases of other assets	(142)	(280)
Proceeds from sales of other assets	157	202
Proceeds from sale of businesses-net	168	--
Other investing activities	132	122

Net cash used in investing activities	(3,360)	(3,931)

Financing Activities
Increase in short-term debt	1,122	2,682
Decrease in short-term debt	(979)	(53)
Proceeds from long-term debt	18	11,659
Principal payments on long-term debt	(20)	(11,624)
Proceeds from common stock issuances	47	--
Purchases of common stock	(626)	(1,914)
Cash dividends paid	(1,642)	(1,351)
Stock option transactions and other	876	381

Net cash used in financing activities	(1,204)	(220)
Net cash used in discontinued operations	--	(20)
Effect of exchange-rate changes on cash and cash equivalents	2	(82)
Net decrease in cash and cash equivalents	(1,017)	(648)
Cash and cash equivalents at beginning of period	2,358	2,407

Cash and cash equivalents at end of period	$1,341 ======	$ 1,759 =======

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

The financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts and operating results for certain subsidiaries operating outside of the U.S. are as of and for the three-month and nine-month periods ending August 27, 2000 and August 29, 1999.

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

Note 2:  Responsibility for Interim Financial Statements

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our 1999 consolidated financial statements restated to reflect the merger with Warner-Lambert which are included in our Form 8-K dated September 1, 2000.

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

The results of operations for the separate companies and the combined amounts presented in the financial statements for the periods prior to the merger follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	April 2, 2000	Oct. 3, 1999	Oct. 3, 1999

Revenues:
Pfizer	$4,315	$3,992	$11,698
Warner-Lambert	3,407	3,238	9,395
Adjustments (1)	(447)	(420)	(1,086)
Reclassifications (2)	(53)	(64)	(165)
Combined	$7,222 ======	$6,746 ======	$19,842 =======

Net income/(loss):
Pfizer	$1,180	$ 701	$ 2,225
Warner-Lambert	(1,398)	417	1,246
Adjustments (1) (3)	14	(10)	12
Combined	$ (204) ======	$1,108 ======	$ 3,483 =======

The net assets of the separate companies and the combined amounts presented in the financial statements for the periods prior to the merger follow:

(millions of dollars)	April 2, 2000	December 31, 1999

Pfizer	$10,188	$ 8,887
Warner-Lambert	4,148	5,098
Adjustments (1) (3)	(50)	(35)
Combined	$14,286 =======	$13,950 =======

(1) Represents the elimination of transactions and balances between the companies under the Lipitor marketing agreements.

(2) Reclassifications made to conform to the post-merger presentation.

(3) As of and for the three months ended April 2, 2000, we adjusted income taxes payable and income tax expense as a result of assuming the companies had always been combined. As of and for the three and nine months ended October 3, 1999, we adjusted for the impact of a change in the calculation of Warner-Lambert's pension asset to conform to our method of calculating fair value. The adjustments to net assets at December 31, 1999 include an increase to Warner-Lambert's pension asset, reflecting the full year impact of the change in the pension asset calculation.

Note 4:  Merger-Related Costs

We have incurred the following merger-related costs:

	Third Quarter		Nine Months
(millions of dollars)	2000	1999	2000	1999

Transaction costs	$ 6	$--	$ 226	$33
Transaction costs related to the payment of the termination fee under the terms of the failed Warner-Lambert/American Home Products merger	--	--	1,838	--
Integration costs	66	--	99	--
Restructuring charges	433	--	611	--
Total merger-related costs	$505 ====	$-- ===	$2,774 ======	$33 ===
  In 2000, transaction costs include banking, legal, accounting and other costs directly related to our merger with Warner-Lambert. In the first nine months of 1999, we incurred transaction costs, primarily for professional fees, of $33 million directly related to the merger with Agouron Pharmaceuticals, Inc. In the first nine months of 2000, merger-related costs also include $1,838 million of transaction costs related to the payment by Warner-Lambert of the termination fee pursuant to its obligation under the terms of the failed Warner-Lambert - American Home Products merger.
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert. Such costs include consulting, advertising, meeting and training costs associated with the integration of Warner-Lambert.
  The components of the restructuring charges were as follows:
	Charges in 2000
(millions of dollars)	Third Quarter	Nine Months	Utilization Nine Months Ended Oct. 1, 2000	Reserve Oct. 1, 2000

Employee termination costs	$409	$582	$292	$290
Property, plant and equipment	8	13	8	5
Other	16	16	4	12
	$433 ====	$611 ====	$304 ====	$307 ====

These restructuring charges are associated with the merger of the Warner-Lambert operations.

Through October 1, 2000, the charge for employee termination costs represents the reduction of our work force by 2,947 people mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. Notifications to personnel have been made. As of October 1, 2000, 2,044 employees have been terminated. We will complete terminations of the remaining personnel within a year of the notification. Employee termination costs represent accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts.

Through October 1, 2000, the charge for property, plant and equipment represents the consolidation of facilities and related fixed assets, a contract termination payment and termination of a software installation project at certain Warner-Lambert locations.

Other restructuring charges consist of charges for contract termination payments-$12 million, and facility closure costs-$4 million.

Note 5:  Certain Significant Items

Included in "Other (income)/deductions-net" are the following:

  Pre-tax gain on the sale of RID of $78 million in the first nine months-In June 2000, we sold the RID line of lice-control products to Bayer Corporation for approximately $89 million in cash.
  Pre-tax gain on the sale of research-related equity investments of $18 million in the third quarter and $183 million in the first nine months of 2000-In 2000, we sold certain research-related equity investments for proceeds of $20  million in the third quarter and $215 million in the first nine months. The investments had specific identification cost bases and were classified as available-for-sale.
  Pre-tax loss on the sale of Animal Health feed-additive products of $65 million in the third quarter and first nine months of 2000-On October 2, 2000, we announced an agreement to sell the Animal Health feed-additive products to Phibro Animal Health, a wholly owned subsidiary of Phillipp Brothers Chemicals, Inc.
  Pre-tax costs associated with the withdrawal of Rezulin of $15 million in the third quarter and $118 million in the first nine months of 2000-In the first quarter of 2000, we announced that we were discontinuing the sale of Rezulin. The one-time costs associated with the withdrawal of Rezulin consist primarily of product returns and inventory write-offs.
  Pre-tax gain on the sale of the Omnicef brand of $39 million in the first nine months of 2000

In the third quarter and first nine months of 1999, we recorded a pre-tax charge of $310 million in "Cost of sales" to write-off Trovan inventories in excess of the amount required to support expected sales.

Note 6:  Comprehensive Income

(millions of dollars)	Three Months Ended		Nine Months Ended
	Oct. 1, 2000	Oct. 3, 1999	Oct. 1, 2000	Oct. 3, 1999

Net income	$1,361	$1,108	$2,306	$3,483
Other comprehensive income/(expense):
Currency translation adjustment and hedges	(30)	(95)	(371)	(480)
Holding gain arising during period, net of tax	79	15	233	1
Reclassification adjustment, net of tax	(11)	12	(123)	12
Net gain on investment securities	68	27	110	13
Total other comprehensive income/(expense)	38	(68)	(261)	(467)
Total comprehensive income	$1,399 ======	$1,040 ======	$2,045 ======	$3,016 ======

The change in currency translation adjustment and hedges included in "Accumulated other comprehensive expense" for the first nine months of 2000 was:

(millions of dollars)	2000

Opening balance	$(1,028)
Translation adjustments and hedges	(371)
Ending balance	$(1,399) =======

Note 7:  Earnings Per Share

The weighted average common shares used in the computations of basic earnings per common share and diluted earnings per common share were as follows:

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Oct. 1, 2000	Oct. 3, 1999	Oct. 1, 2000	Oct. 3, 1999

Income from continuing operations	$1,361	$1,108	$2,306	$3,503
Discontinued operations-net of tax	--	--	--	(20)
Net income	$1,361 ======	$1,108 ======	$2,306 ======	$3,483 ======

Basic:
Weighted average number of common shares outstanding	6,228 =====	6,122 ======	6,201 =====	6,123 ======

Earnings per common share:
Income from continuing operations	$ .22 ======	$ .18 ======	$ .37 ======	$ .57 ======
Net income	$ .22 ======	$ .18 ======	$ .37 ======	$ .57 ======

Diluted:
Weighted average number of common shares outstanding	6,228	6,122	6,201	6,123
Common share equivalents-stock options and stock issuable under employee compensation plans	143	200	160	217

Weighted average number of common shares outstanding and common share equivalents	6,371 ======	6,322 ======	6,361 =======	6,340 ======

Earnings per common share:
Income from continuing operations	$ .21	$ .18	$ .36	$ .56
Discontinued operations-net of tax	--	--	--	(.01)
Net income	$ .21 ======	$ .18 ======	$ .36 ======	$ .55 ======

There were no antidilutive common share equivalents in the three months and nine months ended October 1, 2000. Options to purchase 68 million shares during the three months and nine months ended October 3, 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

Note 8: Segment Information

We operate in two segments: Pharmaceuticals and Consumer Products. The Pharmaceuticals segment includes our Human Pharmaceutical and Animal Health businesses as well as Capsugel, a capsules manufacturing business. The Consumer Products segment includes Consumer Health Care products, Confectionery products, Shaving products and our Tetra line of fish food and fish care products.

For the three months ended October 1, 2000 and October 3, 1999:

(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Total revenues	2000	$5,826	$1,379	$ --	$7,205
	1999	5,375	1,371	--	6,746

Segment profit	2000	$2,262	$ 190	$(667)(1)	$1,785(2)
	1999	1,513	209	(182)(1)	1,540(2)

For the nine months ended October 1, 2000 and October 3, 1999:

(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Total revenues	2000	$17,299	$4,169	$ --	$21,468
	1999	15,766	4,076	--	19,842

Segment profit	2000	$ 6,414	$ 711	$(3,263)(1)	$ 3,862(2)
	1999	4,978	622	(686)(1)	4,914(2)

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

Note 9:  Actions of the Board of Directors

In September 2000, our Board of Directors authorized a nine month extension of the current share-purchase program begun in September 1998 up to limits of the remaining $1.2 billion in cost with a maximum of 140 million additional shares. This extension reflects the fact that, during the first and second quarter of 2000, we suspended share purchases because of the then-pending Warner-Lambert merger, and thus could not complete the authorized purchase program by the originally envisioned completion date.

Prior to the merger, Warner-Lambert's Board of Directors declared a $.24 per share dividend in both the first and second quarter of 2000. Cash dividends paid to Warner-Lambert shareholders prior to our merger were approximately $420 million in 2000.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of October 1, 2000 and the related condensed consolidated statements of income for each of the three-month and nine-month periods ended October 1, 2000 and October 3, 1999, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2000 and October 3, 1999. These condensed consolidated financial statements are the responsibility of the Company's management. The condensed consolidated financial statements give retroactive effect to the merger effective June 19, 2000 of Pfizer Inc. and Subsidiary Companies and Warner-Lambert Company and its subsidiaries, which has been accounted for as a pooling of interests as described in Note 1 to the condensed consolidated financial statements.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein), prior to restatement for the pooling of interests referred to above; and in our report dated February 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. The financial statements of Warner-Lambert Company and its subsidiaries for the year ended December 31, 1999 were audited by other auditors whose report, dated January 24, 2000, except for Note 6 to those financial statements as to which the date is February 7, 2000, expressed an unqualified opinion on those financial statements (not presented herein). We have also audited the adjustments that were applied to restate the December 31, 1999 consolidated financial statements of Pfizer Inc. and Subsidiary Companies for the pooling of interests referred to above (not presented herein). In our opinion such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material aspects, in relation to the restated consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
November 15, 2000

Item 2:	Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations

The components of the Statement of Income follow:

(millions of dollars, except per share data)	Third Quarter			Nine Months
	2000	1999**	% Change	2000	1999**	% Change

Revenues	$7,205	$6,746	7	$21,468	$19,842	8

Cost of sales	1,194	1,567	(24)	3,556	4,008	(11)

Selling, informational and administrative expenses	2,698	2,566	5	8,367	7,867	6
% of revenues	37.4%	38.0%		39.0%	39.6%

R&D expenses	1,025	1,041	(2)	3,172	2,919	9
% of revenues	14.2%	15.4%		14.8%	14.7%

Merger-related costs	505	--	*	2,774	33	M+

Other (income)/deductions-net	(2)	32	*	(263)	101	*

Income from continuing operations before taxes	$1,785	$1,540	16	$ 3,862	$ 4,914	(21)
% of revenues	24.8%	22.8%		18.0%	24.8%

Taxes on income	$ 421	$ 431	(2)	$ 1,549	$ 1,408	10

Effective tax rate	23.6%	28.0%		40.1%	28.7%

Income from continuing operations	$1,361	$1,108	23	$ 2,306	$ 3,503	(34)
% of revenues	18.9%	16.4%		10.7%	17.7%

Discontinued operations-net of tax	--	--	--	--	(20)	*

Net income	$1,361 ======	$1,108 ======	23	$ 2,306 =======	$ 3,483 =======	(34)
% of revenues	18.9%	16.4%		10.7%	17.6%

Earnings per common share-basic:
Income from continuing operations	$ .22 ======	$ .18 ======	22	$ .37 =======	$ .57 =======	(35)
Net income	$ .22 ======	$ .18 ======	22	$ .37 =======	$ .57 =======	(35)

Earnings per common share-diluted:
Income from continuing operations	$ .21	$ .18	17	$ .36	$ .56	(36)
Discontinued operations-net of tax	--	--	--	--	(.01)	*
Net income	$ .21 ======	$ .18 ======	17	$ .36 =======	$ .55 =======	(35)

Cash dividends per common share+	$ .09 ======	$ .08 ======	13	$ .27 =======	$.22 2/3 =======	19

*  Calculation not meaningful.

** Restated to reflect the merger with Warner-Lambert Company in June 2000, which was    accounted for as a pooling of interests.

+  Cash dividends per common share prior to our merger with Warner-Lambert Company on    June 19, 2000 are those of pre-merger Pfizer.

M+ Change greater than one thousand percent.

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

TOTAL REVENUES

The components of the total revenue increase were as follows:

	% Change from 1999
	Third Quarter	Nine Months

Volume	8.9	9.0
Price	0.3	1.2
Currency	(2.4)	(2.0)

Total revenue increase	6.8 ====	8.2 ====

The revenue increase was due to sales volume growth of our in-line products and revenue generated from product alliances.

The currency impact on the third quarter and first nine months of 2000 revenue growth reflects the year over year decline primarily in the value of certain European currencies relative to the U.S. dollar partially offset by the appreciation of the Japanese yen as compared with the prior year periods. At current exchange rates, we estimate that full-year revenues would be reduced by more than $600 million. To date, selling, informational and administrative expenses and research and development expenses incurred in markets with declining currencies have acted as a significant offset to the unfavorable impact of foreign exchange on revenues.

Total revenues for the third quarter by segment and the changes over last year were as follows:

(millions of dollars)	2000	% of Total Revenues	1999	% of Total Revenues	% Change

Pharmaceuticals
U.S.	$3,664	50.9	$3,441	51.0	6
International	2,162	30.0	1,934	28.7	12
Worldwide	5,826	80.9	5,375	79.7	8

Consumer Products
U.S.	714	9.9	705	10.4	1
International	665	9.2	666	9.9	--
Worldwide	1,379	19.1	1,371	20.3	1

Total	$7,205 ======	100.0 =====	$6,746 ======	100.0 =====	7

Total revenues for the first nine months by segment and the changes from last year were as follows:

(millions of dollars)	2000	% of Total Revenues	1999	% of Total Revenues	% Change

Pharmaceuticals
U.S.	$10,788	50.3	$ 9,929	50.0	9
International	6,511	30.3	5,837	29.5	12
Worldwide	17,299	80.6	15,766	79.5	10

Consumer Products
U.S.	2,124	9.9	2,090	10.5	2
International	2,045	9.5	1,986	10.0	3
Worldwide	4,169	19.4	4,076	20.5	2

Total	$21,468 =======	100.0 =====	$19,842 =======	100.0 =====	8

Total revenues increased 11% in the third quarter and 13% in the first nine months of 2000 excluding the negative effects of foreign exchange (2% in both periods), Trovan (no impact in the third quarter and 1% in the first nine months of 2000) and Rezulin (2% in both periods). The increase in sales is due to the performance of our human pharmaceutical products.

The following is a discussion of total revenues by business segment:

Pharmaceuticals

Worldwide human pharmaceutical revenue grew by 12% in the third quarter and first nine months of 2000. Excluding foreign exchange and Rezulin, worldwide human pharmaceutical revenue grew by 17% in the third quarter and first nine months of 2000. The change in worldwide human pharmaceutical revenue on a geographic basis is as follows:

	Third Quarter
(millions of dollars)	U.S.				International
	2000	1999	% Change		2000	1999	% Change

As reported	$ 3,556	$3,219	10		$1,964	$1,726	14
Excluding foreign exchange and Rezulin	$ 3,556	$3,086	15		$2,073	$1,725	20

	Nine Months
	U.S.				International
	2000	1999	% Change		2000	1999	% Change

As reported	$10,361	$9,374	11		$5,874	$5,183	13
Excluding foreign exchange and Rezulin	$10,259	$8,886	15	`	$6,148	$5,182	19

Worldwide pharmaceutical revenues by category were as follows:

(millions of dollars)	Third Quarter			Nine Months
	2000	1999	% Change	2000	1999	% Change

Cardiovascular diseases	$2,547	$2,280	12	$ 7,529	$ 6,340	19
Infectious diseases	822	751	9	2,430	2,598	(6)
Central nervous system disorders	1,004	845	19	2,815	2,373	19
Erectile dysfunction	332	245	36	964	739	30
Diabetes	82	211	(61)	327	705	(54)
Allergy	193	144	34	519	411	26
Alliance revenue	298	183	63	810	451	80
Other	242	286	(15)	841	940	(11)
Total human pharmaceuticals	5,520	4,945	12	16,235	14,557	12
Capsugel	98	97	--	304	290	5
Animal health	208	333	(38)	760	919	(17)
Total pharmaceuticals	$5,826 ======	$5,375 ======	8	$17,299 =======	$15,766 =======	10

Sales of the following human pharmaceutical products accounted for 81% of human pharmaceutical revenues and 62% of total company revenues in the third quarter and 80% of human pharmaceutical revenues and 60% of total revenues for the first nine months of 2000:

		Third Quarter		Nine Months
Product	Category	(millions)	% Change from 1999	(millions)	% Change from 1999

Lipitor	Cardiovascular diseases	$1,216	22	$3,597	35
Norvasc	Cardiovascular diseases	847	9	2,434	11
Cardura	Cardiovascular diseases	210	8	609	7
Accupril/ Accuretic	Cardiovascular diseases	131	(3)	402	7
Zithromax	Infectious diseases	289	29	860	--
Diflucan	Infectious diseases	254	3	734	3
Viracept	Infectious diseases	110	(2)	322	(21)
Zoloft	Central nervous system	555	7	1,553	4
Neurontin	Central nervous system	335	42	964	56
Viagra	Erectile dysfunction	332	36	964	30
Zyrtec	Allergy	192	35	516	27
  Lipitor is the largest-selling pharmaceutical product in the U.S., and a leading brand in international markets, for the treatment of elevated cholesterol levels in the blood. U.S. sales of Lipitor, which increased 15% in the third quarter of 2000, were impacted by changes in trade inventories in the U.S. In the U.S., prescriptions for Lipitor increased 27% in the third quarter of 2000 compared to the same period in 1999. Lipitor is now receiving 46% of new prescriptions in the U.S. for cholesterol-lowering products. We launched Lipitor in Japan in May of 2000.
  Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control for hypertension and angina. U.S. sales of Norvasc increased 13% in the third quarter of 2000. In the U.S., total prescriptions increased 15% in the third quarter of 2000 compared to the same period in 1999.
  Cardura is an alpha blocker offering doctors and patients a unique, cost-effective option for the treatment of high blood pressure and enlarged prostate. U.S. sales of Cardura increased 3% in the third quarter of 2000. In the U.S., total prescriptions remained unchanged in the third quarter of 2000 compared to the same period in 1999.
  Accupril is now the second-most-prescribed ACE inhibitor in the U.S. Accuretic, an ACE inhibitor and diuretic, was launched in the U.S. in May 2000. U.S. sales of Accupril/Accuretic increased 3% in the third quarter of 2000. Sales of Ac cupril/Accuretic were impacted by changes in trade inventories in the U.S. and by continuing competitive pressures in international markets. Total U.S. prescriptions for these products increased 19% in the third quarter of 2000 compared to the same period in 1999.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and a leading brand in international markets. U.S. sales of Zithromax increased 6% in the third quarter of 2000. In the U.S., total prescriptions increased 8% in the third quarter of 2000 compared to the same period in 1999. We launched Zithromax in Japan in the second quarter of 2000.
  After 12 years on the market, sales growth of Diflucan reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viracept sales decreased mainly due to the increasing level of manufacturing responsibility for the product being undertaken by our marketing partner F. Hoffmann-LaRoche Ltd. for markets outside the U.S., as well as increasing competition from other AIDS medicines. U.S. sales of Viracept decreased 2% in the third quarter of 2000. Total U.S. prescription growth decreased 15% in the third quarter of 2000 compared to the same period in 1999. Viracept remains the top-selling protease inhibitor, with more than 35% of total prescriptions in the U.S. A twice-daily dosing regimen for the drug was recently approved by the Food and Drug Administration (FDA).
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (in adults and children) and panic disorder, is the most prescribed selective serotonin re-uptake inhibitor in the U.S. for the first nine months of 2000. U.S. sales of Zoloft increased 10% in the third quarter of 2000. In the U.S., total prescriptions increased 10% in the third quarter of 2000 compared to the same period in 1999. The FDA recently approved Zoloft as the first and only treatment for post-traumatic stress disorder.
  Neurontin is the world's top-selling anti-convulsant. The new 600 mg and 800 mg tablets allow greater flexibility in dosing and convenience for patients. U.S. sales of Neurontin increased 42% in the third quarter of 2000. In the U.S., total prescriptions increased 41% in the third quarter of 2000 compared to the same period in 1999.
  Viagra has been approved in more than 100 countries in the two years it has been on the market and continues to show strong growth in prescriptions. U.S. sales of Viagra increased 26% in the third quarter of 2000. In the U.S., total prescriptions increased 27% in the third quarter of 2000 compared to the same period in 1999. We launched Viagra in China during the third quarter of 2000.
  Sales growth of Zyrtec reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is also a prescription antihistamine approved for children as young as two years old. U.S. sales of Zyrtec increased 36% in the third quarter of 2000. In the U.S., total prescriptions increased 28% in the third quarter of 2000 compared to the same period in 1999.

Alliance revenue reflects revenue associated with the copromotion of Celebrex and Aricept:

  Celebrex was launched in February 1999 and is receiving more than 450,000 total prescriptions weekly in the U.S. which make it the most-prescribed brand-name arthritis medicine. In the U.S., total prescriptions increased 25% in the third quarter of 2000 compared to the same period in 1999. Total worldwide Celebrex sales were $687 million in the third quarter of 2000 and $1,842 million in the first nine months of 2000.
  Aricept, used for the symptomatic treatment of Alzheimer's disease, had a 22% increase in U.S. total prescriptions in the third quarter of 2000 compared to the same period in 1999. Aricept is well-tolerated with a low incidence of side effects and offers convenient once-daily dosing.

Animal Health revenues, which are now reported in the pharmaceuticals segment, decreased by 38% to $208 million for the third quarter of 2000 and 17% to $760 million for the first nine months of 2000 compared to prior year periods. Overall sales performance was adversely impacted by the size of the initial distribution of Revolution requested by veterinarians in the U.S. in the third quarter of 1999, competitive pressures on key brands, continuing weakness in the U.S. and European livestock markets and the negative impact of foreign exchange. On October 2, 2000, we announced an agreement to sell the Animal Health feed-additive products to Phibro Animal Health, a wholly owned subsidiary of Phillipp Brothers Chemicals, Inc. The effects of this transaction will not be material to the operating results of Pfizer.

Consumer Products

Sales of Pfizer's Consumer Products businesses for the third quarter and nine months follow:

(millions of dollars)	Third Quarter			Nine Months
	2000	1999	% Change	2000	1999	% Change

Consumer Health Care Products	$ 599	$ 626	(4)	$1,877	$1,909	(2)
Confectionery Products	530	481	10	1,544	1,424	8
Shaving Products	202	212	(5)	594	591	--
Tetra	48	52	(6)	154	152	1
Total Consumer Products	$1,379 ======	$1,371 ======	1	$4,169 ======	$4,076 ======	2

Consumer Health Care product sales decreased 4% in the quarter to $599 million, mainly due to the impact of foreign exchange, the divestiture of the RID product line and private label competition for Zantac 75. These results were partially offset by the increase in sales of Listerine, Benadryl and Visine. Sales of Confectionery products grew 10% in the third quarter to $530 million, led by strong performances by Dentyne Ice and Trident in North American markets.

In June 2000, we sold the RID line of lice-control products to Bayer Corporation for approximately $89 million in cash. The sale resulted in a pre-tax gain of approximately $78 million which is included in "Other (income)/deductions-net" in the first nine months of 2000. The sale of RID will not have a material impact on our future results of operations.

Revenues by Country

Total revenues in the U.S. increased largely due to growth in pharmaceutical sales and alliance revenue, as described above. Total revenues by country were as follows:

(millions of dollars)
Third Quarter
2000	% of Total Revenues	1999	% of Total Revenues		% Change

$4,378	60.8	$4,146	61.5	United States	6
500	6.9	425	6.3	Japan	18
2,327	32.3	2,175	32.2	All Other	7
$7,205 ======	100.0 =====	$6,746 ======	100.0 =====	Consolidated	7

(millions of dollars)
Nine Months
2000	% of Total Revenues	1999	% of Total Revenues		% Change

$12,912	60.1	$12,019	60.6	United States	7
1,476	6.9	1,235	6.2	Japan	19
7,080	33.0	6,588	33.2	All Other	7
$21,468 =======	100.0 =====	$19,842 =======	100.0 =====	Consolidated	8

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 24% in the third quarter and 11% in the first nine months of 2000 as compared with the prior year periods, while revenues increased 7% in the third quarter and 8% in the first nine months. In both periods, these results were mainly attributable to the write-off of Trovan inventories in the third quarter of 1999, as well as by favorable product and business mix, improvements in manufacturing efficiency and the impact of foreign exchange.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 5% in the third quarter and 6% in the first nine months of 2000 over the prior year periods mainly due to continued strong marketing and sales support for our broad portfolio of products, offset in part by cost savings achieved with the integration of Pfizer and Warner-Lambert and the impact of foreign exchange.

Research and Development Expenses

Research and development expenses decreased 2% in the third quarter and increased 9% in the first nine months of 2000 over the prior year periods. Administrative cost savings achieved from the integration with Warner-Lambert and the impact of foreign exchange in international research activities reduced R&D expenses in the third quarter of 2000. Estimated R&D spending for the full year 2000 is about $4.5 billion.

On September 8, 2000, we received an approvable letter for Zeldox. We are currently in labeling discussions with the FDA. In September 2000, we launched oral and intramuscular dosage forms of Zeldox in Sweden. We are in the process of seeking mutual recognition for the product in Europe.

In October 1999, we received an approvable letter from the FDA for Relpax for the treatment of migraines. We are currently in labeling discussions with the FDA.

Ongoing or planned clinical trials for additional uses and dosage forms for our currently marketed products include:

Product	Indication

Zithromax	Cardiovascular risk in patients with atherosclerosis (a process in which fatty substances are deposited within blood vessels) caused by certain infections Reduced treatment dosing regimen

Viagra	Female sexual disorder

Zoloft	Pediatric depression Pediatric post-traumatic stress disorder Social phobia

Lipitor	Broad cardiovascular-care clinical program

Aricept	Oral liquid dosage form

Celebrex	Sporadic adenomatous polyposis Barrett's esophagus Actinic keratosis Bladder cancer Pain

We are developing a single product that combines the cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc-two of the world's most widely prescribed medicines.

Ongoing or planned clinical trials for new product development programs include:

Product	Indication

Vfend (voriconazole)	Serious systemic fungal infections

inhaled insulin (under co-development with Aventis Pharma and Inhale Therapeutic Systems)	Diabetes

valdecoxib (under co-development with Pharmacia Corporation)	Osteoarthritis Rheumatoid arthritis Pain

pregabalin	Pain epilepsy psychiatric disorders

Additional product-related programs are in various stages of discovery and development.

Merger-related costs

We incurred the following merger-related costs:

	Third Quarter		Nine Months
(millions of dollars)	2000	1999	2000	1999

Transaction costs	$ 6	$--	$ 226	$33
Transaction costs related to the payment of the termination fee under the terms of the failed Warner-Lambert/American Home Products merger	--	--	1,838	--
Integration costs	66	--	99	--
Restructuring charges	433	--	611	--
Total merger-related costs	$505 ====	$-- ===	$2,774 ======	$33 ===
  In 2000, transaction costs include banking, legal, accounting and other costs directly related to our merger with Warner-Lambert. In the first nine months of 1999, we incurred transaction costs, primarily for professional fees, of $33 million directly related to the merger with Agouron Pharmaceuticals, Inc. In the first nine months of 2000, merger-related costs also include $1,838 million of transaction costs related to the payment by Warner-Lambert of the termination fee pursuant to its obligation under the terms of the failed Warner-Lambert - American Home Products merger.
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert. Such costs include consulting, advertising, meeting and training costs associated with the integration of Warner-Lambert.
  The components of the restructuring charges follow:
	Charges in 2000
(millions of dollars)	Third Quarter	Nine Months	Utilization Nine Months Ended Oct. 1, 2000	Reserve Oct. 1, 2000

Employee termination costs	$409	$582	$292	$290
Property, plant and equipment	8	13	8	5
Other	16	16	4	12
	$433 ====	$611 ====	$304 ====	$307 ====

These restructuring charges are associated with the merger of the Warner-Lambert operations.

Through October 1, 2000, the charge for employee termination costs represents the reduction of our work force by 2,947 people mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. Notifications to personnel have been made. As of October 1, 2000, 2,044 employees have been terminated. We will complete terminations of the remaining personnel within a year of the notification. Employee termination costs represent accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts.

Through October 1, 2000, the charge for property, plant and equipment represents the consolidation of facilities and related fixed assets, a contract termination payment and termination of a software installation project at certain Warner-Lambert locations.

Other restructuring charges consist of charges for contract termination payments-$12 million, and facility closure costs-$4 million.

We expect to incur additional restructuring charges in future periods as the combining of Pfizer and Warner-Lambert continues.

Other (income)/deductions-net

The following components were included in "Other (income)/deductions-net" for the third quarter and first nine months of 2000 and 1999:

	Third Quarter			Nine Months
(millions of dollars)	2000	1999	% Change	2000	1999	% Change

Interest income	$(141)	$(109)	29	$(413)	$(302)	37
Interest expense	96	98	(2)	309	261	18
Gain on sale of research-related equity investments	(18)	--	*	(183)	--	*
Gain on sale of Rid	--	--	--	(78)	--	*
Gain on sale of Omnicef Brand	--	--	--	(39)	--	*
Loss on the sale of Animal Health feed-additive products	65	--	*	65	--	*
Rezulin withdrawal provision	15	--	*	118	--	*
Amortization of goodwill and other intangibles	24	26	(8)	74	78	(5)
Foreign exchange	(29)	9	*	(42)	10	*
Other, net	(14)	8	*	(74)	54	*
Other (income)/deductions-net	$ (2) ====	$ 32 =====	*	$(263) =====	$101 ====	*
* Calculation not meaningful.

Interest income for the third quarter and first nine months of 2000 increased over the prior year periods as a result of higher average interest rates and higher average investment levels. Interest expense for the first nine months of 2000 increased over the prior year period as a result of a higher average level of borrowings and higher average interest rates in 2000. The lower interest expense in the third quarter of 2000 reflects higher interest rates in the U.S. which were more than offset by a combination of lower borrowing levels and a relative increase in non-U.S. dollar denominated borrowings.

The favorable comparison year over year both for the third quarter and nine months for foreign exchange resulted from the impact of currency movements.

TAXES ON INCOME

We are projecting an effective tax rate for 2000 of 35.7%, versus a comparable rate in 1999 of 28.3%. The higher reported rate in 2000 is mainly due to the impact of the merger-related costs of more than $2 billion. Our projected tax rate in 2000, excluding the effect of certain significant items and merger-related costs (reflective of our tax obligations associated with our core business operations), of 27.2% is lower than the comparable rate of 28.5% in 1999 due primarily to tax-planning initiatives.

NET INCOME

Net income and diluted earnings per share, excluding certain significant items and merger-related costs, increased by 30% and 29% in the third quarter of 2000. Both net income and diluted earnings per share, excluding certain significant items and merger-related costs, increased by 27% in the first nine months of 2000. A reconciliation between reported net income and net income excluding certain significant items and merger-related costs follows:

(millions, except per share data)	Third Quarter			Nine Months
	2000	1999	% Change	2000	1999	% Change

Net income as reported	$1,361	$1,108	23	$2,306	$3,483	(34)
Certain significant items and erger-related costs (see below)	350	205	71	2,433	234	940
Net income excluding certain significant items and merger-related costs	$1,711 ======	$1,313 ======	30	$4,739 ======	3,717 ======	27
Diluted earnings per share on the same basis	$ .27 ======	$ .21 ======	29	$ .75 ======	$ .59 ======	27

Certain significant items and merger-related costs follow:

(millions of dollars)	Third Quarter		Nine Months
	2000	1999	2000	1999
Significant items, pre-tax:
Gain on the sale of RID*	$ --	$--	$ (78)	$--
Gain on the sale of research-related equity investments*	(18)	--	(183)	--
Costs associated with the withdrawal of Rezulin*	15	--	118	--
Gain on the sale of Omnicef*	--	--	(39)	--
Loss on the sale of feed additive-products*	65	--	65	--
Charge to writeoff Trovan inventories+	--	310	--	310
Total significant items	62	310	(117)	310

Merger-related costs, pre-tax:
Transaction costs	6	--	226	33
Transaction costs related to the payment of the termination fee under the terms of the failed Warner-Lambert/American Home Products merger	--	--	1,838	--
Integration costs	66	--	99	--
Restructuring charges	433	--	611	--
Total merger-related costs	505	--	2,774	33
Total significant items and merger-related costs, pre-tax	567	310	2,657	343
Income taxes	217	105	224	109
Total significant items and merger-related costs, after-tax	$350 ====	$205 ====	$2,433 ======	$234 ====

*  Included in "Other(income)/deductions-net".

+  Included in "Cost of sales".

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	Oct. 1, 2000	Dec. 31, 1999

Financial assets*	$10,035	$8,423
Short and long-term debt	(7,191)	(7,073)

Net financial assets	$ 2,844 =======	$1,350 ======

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

To fund investing and financing activities, commercial paper and short-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt and investments will vary depending on operating results.

Selected measures of liquidity and capital resources:

(millions of dollars, except per share data)	Oct. 1, 2000	Dec. 31, 1999

Cash and cash equivalents and short-term loans and investments*	$7,389	$6,659
Working capital	$4,824	$4,084
Shareholders' equity per common share**	$ 2.60	$ 2.28

* Cash is managed by country or region and is not always available to be used in every location throughout the world. When necessary we may utilize short-term borrowings for various corporate purposes.

** Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by the employee benefit trusts).

The increase in working capital from December 31, 1999 to October 1, 2000 was primarily due to:

  current period operations
  cash received from stock option exercises
  proceeds received from the sales of equity investments

partially offset by

  transaction costs related to the payment by Warner-Lambert of the termination fee pursuant to its obligation under the terms of the failed Warner-Lambert-American Home Products merger purchases of property, plant and equipment and long-term loans and investments dividends on common stock

The increase in shareholders' equity per common share from December 31, 1999 to October 1, 2000 is primarily due to net income and stock option exercises, partially offset by cash dividends.

Net Cash Provided by Operating Activities

During the first nine months of 2000, operating activities provided net cash of $3,545 million, a decrease of $60 million from the 1999 period. The change reflects:

  transaction costs related to the payment by Warner-Lambert of the termination fee pursuant to its obligation under the terms of the failed Warner-Lambert-American Home Products merger lower income tax payments and the receipt of income tax refunds in the first nine months of 2000 the timing of collections of accounts receivable

Net Cash Used in Investing Activities

During the first nine months of 2000, investing activities used cash of $3,360 million, a decrease of $571 million over the 1999 period. The change was primarily attributable to:

  a decrease in capital expenditures
  an increase in redemptions of short-term investments

partially offset by

  an increase in purchases of short-term investments

Net Cash Provided by/Used in Financing Activities

During the first nine months of 2000, net cash used in financing activities was $1,204 million, an increase of $984 million over the 1999 period. The change was primarily due to:

  a decrease in net short-term borrowings
  an increase in cash dividends paid

partially offset by

  the decrease of common share purchases in 2000
  more cash received from employee stock option exercises

During the third quarter of 2000, we purchased approximately 14.5 million shares of common stock on the open market at an average price of about $43.00 per share. Through October 1, 2000, we purchased approximately 98 million shares at a total cost of about $3.8 billion under the current share purchase program begun in September 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for certain derivative instruments and certain hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133. We will adopt the provisions of SFAS No. 133 and SFAS No. 138 on January 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation and disclosure of revenues in financial statements. We are in compliance with the provisions of SAB No. 101.

We do not expect the adoption of SFAS No. 133 and SFAS No. 138 to have a material impact on our financial position, results of operations or cash flows.

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

On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained-release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent No. 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratories of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998, Bayer and Pfizer filed a patent-infringement action against Biovail, relating to their 60 mg. nifedipine product, in the United States District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24, 1998, Biovail Laboratories Inc. brought suit in the United States District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative, to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the District Court in Pennsylvania granted Pfizer's motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the District Court in Puerto Rico denied Biovail's motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. On April 12, 1999, Biovail filed a motion for summary judgment also based in part on the summary judgment motion granted to Elan in the Bayer v. Elan litigation in the Northern District of Georgia. Pfizer and Bayer's response was filed on April 26, 1999. On September 20, 1999, the United States District Court in Puerto Rico denied Biovail's motion for summary judgment without prejudice to their refiling after completion of discovery in the Procardia XL patent-infringement litigation. Fact discovery has been completed, but expert discovery continues.

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

On September 26, 2000, Pfizer received an ANDA notice letter from Andrx Pharmaceuticals, Inc. for a generic version of 60mg. Procardia XL. The Company is in the process of reviewing this notice.

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

As has been publicly reported, the Federal Trade Commission is conducting a review of brand-name and generic drug litigations, settlements and agreements. As part of this overall review, documents in connection with certain of the litigations set forth above have been provided to the Commission.

Doxazosin Patent

On March 31, 1999, the Company received notice from TorPharm of its filing, through its U.S. agent Apotex Corp., of an ANDA for 1 mg., 2 mg., 4 mg. and 8 mg. tablets alleged to be bioequivalent to Cardura (doxazosin mesylate). The notice letter alleges that Pfizer's patent on doxazosin is invalid in view of certain prior art references. Following a review of these allegations, suit was filed in the United States District Court for the Northern District of Illinois against TorPharm and Apotex Corp. on May 14, 1999. The defendants requested a 90-day period in which to file their answer. The request was granted and TorPharm/Apotex's answer was filed by August 19, 1999. Discovery is in progress. On June 2, 1999, FDA was notified that given the patent litigation and pursuant to provisions of the Federal Food Drug and Cosmetic Act, the FDA may not approve the TorPharm application for thirty months from filing or resolution of the litigation. TorPharm has withdrawn its allegations of patent invalidity and has requested that its ANDA approval be made effective only after expiration of the patent in October 2000. This suit has now been dismissed.

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

Zoloft Patents

On December 17, 1999, the Company received notice of the filing of an ANDA by Zenith Goldline Pharmaceuticals for 50 mg. and 100 mg. tablets of sertraline hydrochloride alleged to be bioequivalent to Zoloft. Zenith has certified to the FDA that it will not engage in the manufacture, use or sale of sertraline hydrochloride until the expiration of Pfizer's U.S. Patent 4,536,518, which covers sertraline per se and expires December 30, 2005. Zenith has also alleged in its certification to the FDA that the manufacture, use and sale of Zenith's product will not infringe Pfizer's U.S. Patent 4,962,128, which covers methods of treating an anxiety-related disorder or Pfizer's U.S. Patent 5,248,699, which covers a crystalline polymorph of sertraline hydrochloride. These patents expire in November 2009 and August 2012, respectively. On January 28, 2000 the Company filed a patent infringement action against Zenith Goldline and its parent Ivax Corporation in the United States District Court for the District of New Jersey for infringement of the '128 and '699 patents. Zenith Goldline filed its answer on March 10, 2000, denying infringement. Discovery is in progress and a bench trial has been set for March 19, 2001.

Fluconazole Patent

On February 1, 2000, the Company received notice of the filing of an ANDA by Novopharm Limited for 50 mg, 100 mg, 150 mg and 200 mg tablets of fluconazole alleged to be bioequivalent to Diflucan. Novopharm has certified to the FDA its position that the Company's U.S. Patent 4,404,216, which covers fluconazole, is invalid. This patent expires in January 2004. On March 10, 2000, the Company filed a patent infringement action under the '216 patent against Novopharm in the United States District Court for the Northern District of Illinois. The court has entered a protective order and discovery is ongoing. The defendant has moved for a separate trial and discovery on the issue of willful infringement.

Neurontin Patents

On April 29, 1998, Warner-Lambert received an ANDA notice letter from Purepac Pharmaceutical Co., relating to 100 mg., 300mg., and 400 mg. Gabapentin capsules, which certified Purepac's opinion that the proposed Purepac products do not infringe Warner-Lambert's U.S. Patent 4,894,476 directed to gabapentin monohydrate and that the '476 Patent is invalid in view of the prior art. In June 1998 Warner-Lambert filed a lawsuit in the U.S. District Court for the District of New Jersey against Purepac and Faulding Inc., its parent company, for infringement of the '476 Patent and U.S. Patent 5,084,479 directed to a method for treating neurodegenerative diseases with compounds including gabapentin. The defendants filed a counterclaim for unfair competition under New Jersey law based upon alleged improper listing of the '476 Patent in the FDA "Orange Book" and alleged absence of probable cause for filing suit on the '476 and '479 Patents. On August 25, 1999, the court denied the defendants' motion for summary judgment of non-infringement of the '476 and '479 Patents. The Company has moved to dismiss the counterclaim for unfair competition and to strike the defendants' demand for a jury trial. The trial has been deferred.

In May 1998 Warner-Lambert received two ANDA notice letters from TorPharm, Inc., relating to 100 mg., 300 mg. and 400 mg. gabapentin capsules, which certified TorPharm's opinion that the proposed products of its Apotex Corp. agent do not infringe Warner-Lambert's U.S. Patents 4,894,476 and 5,084,479. Warner-Lambert thereafter filed a lawsuit in the U.S. District Court for the Northern District of Illinois for infringement of the '476 and '479 Patents. On April 7, 1999, the court denied the defendants' motion for summary judgment of non-infringement of the '479 Patent. Discovery is continuing and the defendants have moved for summary judgment of non-infringement of the '476 patent.

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

On November 12, 1999, Apotex Corp. and Apotex, Inc. filed suit against Warner-Lambert in the U.S. District Court for the Northern District of Illinois alleging federal anti-trust violations. Warner-Lambert filed a motion to dismiss the action which was granted. Apotex is now seeking to add its antitrust claims to the copending gabapentin capsule patent infringement suit in the Northern District of Illinois (see above) as a compulsory counterclaim.

On April 25, 2000, U. S. Patent 6,054,482, which claims anhydrous gabapentin formulations containing low levels of lactam and mineral acid anion, was issued to the Warner-Lambert Company's Godecke Aktiengesellschaft subsidiary (Godecke). This patent was listed in the FDA "Orange Book" under the Company's Neurontin capsule and tablet products on the same day. On April 28 Purepac Pharmaceutical Co. (Prepac) and Faulding Inc. (Faulding) filed suit in the U. S. District Court for the District of New Jersey against Warner-Lambert and Godecke for a declaratory judgment that the '482 Patent is invalid and would not be infringed by Purepac's proposed gabapentin capsule and tablet products (see above). On June 15 Warner-Lambert and Godecke moved to dismiss the complaint, and also filed suit in the same court against Purepac and Faulding seeking orders enjoining them from pursuing their declaratory judgment action and compelling them to submit appropriate certifications to the FDA on their positions regarding the '482 Patent and the proposed Purepac products. This suit also sought judgment that the '482 Patent is infringed by the proposed Purepac products. Also on June 15 Warner-Lambert received a notice letter from Purepac and Faulding which certified their position that the proposed Purepac gabapentin tablet and capsule products do not infringe the '482 Patent. Subsequently, on July 20, Pfizer, Warner-Lambert, and Godecke filed another suit in federal court in New Jersey against Purepac and Faulding for infringement of the '482 Patent. The answer to this last suit includes counterclaims for antitrust violations (attempted monopolization and unlawful monopolization) under the Sherman Act and unfair competition. The three suits have now been consolidated.

On June 15, 2000, Warner-Lambert Company received a notice letter from TorPharm, Inc., certifying its opinion that the proposed gabapentin capsule products of its Apotex Corp. agent do not infringe the '482 Patent. On July 20 Pfizer, Warner-Lambert, and Godecke filed suit in the U. S. District Court for the Northern District of Illinois for infringement of the '482 Patent. The answer includes counterclaims for antitrust violations (attempted monopolization and unlawful monopolization) under the Sherman Act.

On July 25, 2000, Warner-Lambert received a notice letter from Teva Pharmaceuticals USA (Teva), relating to 600 mg. and 800 mg. gabapentin tablets, which certified Teva's opinion that its proposed products do not infringe the '482 Patent, and on September 7 a similar notice letter relating to 100 mg., 300 mg. and 400 mg. gabapentin capsules, which also stated Teva's opinion that the '482 Patent is invalid. On August 24 and September 20, Pfizer, Warner-Lambert, and Godecke filed two lawsuits, for tablets and capsules respectively, in the U. S. District Court for the District of New Jersey against Teva and Teva Pharmaceuticals Industries Ltd. for infringement of the '482 Patent.

On October 2, 2000 the Company filed a motion with the Federal Judicial Panel on Multidistrict Litigation to consolidate the six patent cases described above involving U. S. Patent 6,054,482 for pretrial proceedings in the U. S. District Court for the District of New Jersey. Apotex/TorPharm filed an opposition on October 20.

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

Schneider Catheter Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a suit against the Company and various currently or formerly affiliated codefendants in Minnesota state court alleging breach of contract, fraudulent transfer of his license agreement with Schneider (Europe) AG, unjust enrichment, breach of fiduciary duty, tortious interference with contractual relationship, and civil conspiracy, and seeking a declaratory judgment that Dr. Bonzel is free to terminate the aforementioned license agreement. The claims arise from the Company's 1998 sale of the Schneider companies to Boston Scientific Corporation (BSC), which is named in Dr. Bonzel's complaint as an involuntary plaintiff. On August 28 the Company and BSC removed the suit to federal court in Minnesota and on August 30 Dr. Bonzel filed a motion to remand it to state court, which the Company and BSC opposed. On September 5, BSC filed an action in federal court in Massachusetts for a declaratory judgment that its license with Dr. Bonzel cannot be revoked and thus that it would not be infringing Dr. Bonzel's patents on rapid exchange catheters. Additionally, on September 18 BSC filed a motion with the federal court in Minnesota to be dismissed from that action as an involuntary plaintiff.

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

Trademark and Unfair Competition

Trovan Trademark

On September 22, 1999, the jury in a trademark-infringement litigation brought against Pfizer by Trovan Ltd. and Electronic Identification Devices, Ltd. relating to use of the Trovan mark for trovafloxacin issued a verdict in favor of the plaintiffs with respect to liability, holding that the Company had infringed Trovan Ltd.'s mark and had acted in bad faith. Following a further damage trial, on October 12, 1999, the jury awarded Trovan Ltd. a total of $143 million in damages, comprised of $5 million actual damages, $3 million as a reasonable royalty and $135 million in punitive damages. The court held a hearing on December 27, 1999, on whether to award the plaintiffs profits based on the Company's sales of Trovan and, if so, the amount of same. On February 24, 2000, the court entered judgment on the jury verdict and enjoined the Company's use of the Trovan mark effective October 16, 2000. The plaintiff's request to be awarded the Company's profits from Trovan sales and for treble damages was denied. Following a hearing on March 24, 2000 the court vacated its previous rulings based on the jury verdicts, including the injunction against continued use of Trovan and the cancellation of the Company's U.S. trademark registration, and granted the motion for mistrial. The court also granted the Company's remittitur motions, eliminating the "reasonable royalty" award ($3 million) and reducing the maximum damages award from $8 million to $500,000 and the maximum enhanced award from $135 million to $1.5 million. The plaintiffs have appealed to the Ninth Circuit Court of Appeals the district court's refusal to enjoin the Company's continued use of the Trovan trademark. Additionally, the district court (at the plaintiffs' request) has certified certain legal issues to the Ninth Circuit for determination before the case is retried.

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

Following publicity about Rezulin's withdrawal from the market a number of suits against Warner-Lambert (and in some instances against Pfizer as well) have been filed. As of October 15, 2000, Warner-Lambert had been named as a defendant in 383 lawsuits in both federal and state courts alleging injury resulting from Rezulin use. Some cases involve individual plaintiffs, some involve multiple plaintiffs, and others involve class action allegations. The cases filed in or removed to federal district courts have been consolidated for certain pretrial purposes in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multi-District Litigation. Plaintiffs in the individual cases seek damages for alleged liver injury or death; and one seeks restitution on a consumer fraud/unfair business practice theory; but most seek the establishment of a medical monitoring fund for patients who are allegedly at risk of future injury. Most of the cases are in the early stages of discovery. The Company is defending these actions and considering its insurance coverage and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Trovan

During May and June, 1999, the FDA and the European Union's Committee for Proprietary Medicinal Products (CPMP) reconsidered the approvals to market Trovan, a broad-spectrum antibiotic, following post-market reports of severe adverse liver reactions to the drug. On June 9, the Company announced that, regarding the marketing of Trovan in the United States, it had agreed to restrict the indications, limit product distribution, make certain other labeling changes and to communicate revised warnings to health care professionals in the United States. On July 1, Pfizer received the opinion of the CPMP recommending a one-year suspension of the licenses to market Trovan in the European Union. The CPMP opinion has been finalized in a Final Decision by the European Commission. Since June 1999, seven suits including one with twelve plaintiffs and several claims have been received by the Company alleging liver injuries due to the ingestion of Trovan. Three of the suits and the majority of the claims have been resolved. Three of the suits, filed in June and July 1999 and July 2000 in the Circuit Court, Hampton County, South Carolina, are purported class actions, two on behalf of a purported class of all persons who received Trovan, seek compensatory and punitive damages and injunctive relief, respectively, and one on behalf of an alleged class of spouses of members of the first (damages) class. The class suit seeking injunctive relief was dismissed, but an appeal from that dismissal has been filed. The cases are in early stages of discovery. The Company is defending these actions and considering its insurance coverage and reserves, the Company is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

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

As of September 30, 2000, there were 54,745 personal injury claims pending against Quigley and 29,353 such claims against the Company (excluding those that are inactive or have been settled in principle), and 67 talc cases against the Company.

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

As of September 30, 2000, American Optical was named a defendant in approximately 1,137 lawsuits involving approximately 36,763 individual plaintiffs. Approximately two-thirds of these lawsuits involve claims for asbestos-related disease developed as a result of exposure to asbestos-containing protective clothing allegedly manufactured by American Optical. The remaining one-third consists of claims for silica-related disease developed as a result of exposure to silica while using allegedly defective respirators manufactured by American Optical.

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

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of our tax returns through 1995. Agouron's U.S. federal income tax returns are open from 1986 to the present.

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

We believe that our accrued tax liabilities are adequate for all years.

Item 6:	Exhibits and Reports on 8-K Table of Contents
(a)	Exhibits

	1) Exhibit 15	-	Accountants' Acknowledgment
	2) Exhibit 27	-	Financial Data Schedule

(b)	Reports on Form 8-K

We filed reports on Form 8-K during the third quarter ended October 1, 2000 dated August 16, 2000, August 28, 2000 and September 1, 2000.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

                       Pfizer Inc.

(Registrant)

Dated: November 15, 2000	L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 15, 2000, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended October 1, 2000, in the following Registration Statements:

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

- Form S-8 dated April 22, 1999 (File No. 333-76839),

- Form S-4 dated March 9, 2000 (File No. 333-90975),

- Form S-8 dated June 19, 2000 (File No. 333-39610),

- Form S-8 dated June 19, 2000 (File No. 333-90975),

- Form S-8 dated June 19, 2000 (File No. 333-39606) and

- Form S-3 dated October 20, 2000 (File No. 333-4832).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
November 15, 2000