Form 10-K405
period 2000-12-31
PFIZER INC
filed 2001-03-28
CIK 78003

=================================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 —K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 1-3619

PFIZER INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 235 East 42nd Street New York, New York (Address of principal executive offices)	13-5315170 (I.R.S. Employer Identification Number) 10017-5755 (Zip Code)

(212) 573-2323

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered

Common Stock, $.05 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

[X] Yes    No[ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of March 9, 2001 was approximately $264.7 billion.

      The number of shares outstanding (voting) of each of the registrant’s classes of common stock as of March 9, 2001 was 6,313,729,006 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders	Parts I, II and IV
Portions of the proxy statement for the 2001 Annual Meeting of Shareholders	Parts I and III

=================================================================================
Table of Contents

PART I

ITEM 1. BUSINESS

General

      Pfizer Inc. (the Company, which may be referred to as we, us or our) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market innovative medicines for humans and animals and many of the world’s best-known consumer products.

      Our home page on the Internet is at www.pfizer.com. You can learn about us by visiting that site.

      Note that throughout this 2000 10-K report, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (SEC). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

      On June 19, 2000, we completed our merger with Warner-Lambert Company. As a result of this merger, each share of Warner-Lambert common stock issued and outstanding, other than shares owned directly or indirectly by Warner-Lambert, was converted into the right to receive 2.75 shares of Pfizer common stock.

      The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. We restated all prior period consolidated financial statements of Pfizer to include the results of operations, financial position and cash flows of Warner-Lambert as if we had always been merged.

Business Segments

      We operate in two business segments:

      • Pharmaceuticals, which includes

      • prescription pharmaceuticals for treating cardiovascular diseases, infectious diseases, central nervous system disorders, diabetes, erectile dysfunction, allergies, arthritis and other disorders;

      • products for food animals and companion animals, including parasiticides, antibiotics, vaccines and other veterinary items; and

      • the manufacture of empty hard-gelatin capsules.

      • Consumer Products, which includes self-medications, shaving products and fish food and fish care products, as well as confectionery products consisting of chewing gums, breath mints and cough tablets.

      These businesses derive synergies in certain research and regulatory matters, but each requires different marketing and distribution strategies and sales organizations. Comparative segment revenues, profits and related financial information for 2000, 1999 and 1998 are given in the table entitled Segment Information on page 67 of our 2000 Annual Report. Tables captioned Percentage Change in Revenues and Revenues by Business Segment on page 31 of our 2000 Annual Report give segment information over the past three years. The information from those sections of our Annual Report is considered to be incorporated in this 2000 Form 10-K report.

      Our businesses are heavily regulated in most of the countries where we operate. In the U.S., the main regulatory authority we deal with is the Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. Similar government authorities exist in most other countries, and in many cases also regulate our prices. See Government Regulation and Price Constraints, below.

Pharmaceuticals Segment

      Our Pharmaceuticals segment includes our human pharmaceuticals and animal health businesses, as well as Capsugel, a capsule manufacturing business.

Human Pharmaceuticals

      Most of our human pharmaceutical revenues come from products in three major therapeutic classes: cardiovascular diseases, infectious diseases and central nervous system disorders. We also have products for the treatment of diabetes, erectile dysfunction and allergies, as well as a copromoted product for arthritis. In 2000, human pharmaceutical revenues of approximately $23 billion contributed 76% of our revenues, as compared to 74% in 1999 and 71% in 1998. In 2000, we had eight human pharmaceutical products, including our alliance product Celebrex, with sales to third parties of $1 billion or more each. The eight products with sales in excess of one billion dollars – Lipitor, Norvasc, Zoloft, Neurontin, Celebrex, Zithromax, Viagra and Diflucan – representing 74% of human pharmaceutical revenues in 2000, grew at a combined annual rate of 23%. A table captioned Revenues – Major Human Pharmaceutical Products on page 31 of our 2000 Annual Report is incorporated by reference.

      Cardiovascular disease products that treat problems affecting the heart and the blood circulatory system make up our largest therapeutic product line. Lipitor, our largest- selling product, is for treatment of high lipids (cholesterol and triglycerides) in the bloodstream. It is the most-prescribed cholesterol-lowering drug and the second-largest-selling drug in the world. In 2000, we launched Lipitor in Japan, our second-largest market. Norvasc is a once-a-day medication for hypertension (high blood pressure) and angina (heart pain). It is the largest-selling high blood pressure medicine in the world. Our other cardiovascular products include Procardia XL, Cardura and Accupril/Accuretic. Procardia XL is a once-a-day product for hypertension and angina. Sales of Procardia XL continued to decrease during 2000 due to the introduction of new generic competition in 2000. Cardura is used to treat hypertension and benign prostatic hyperplasia (enlarged prostate gland). Sales of Cardura in 2000 were impacted by the expiration of the U.S. patent in October 2000. Accupril/Accuretic is an angiotensin converting enzyme (ACE) inhibitor for hypertension and congestive heart failure.

      In the infectious disease medicine category, our major products are Zithromax, Diflucan and Viracept. Zithromax is an oral or injectable antibiotic. During 2000, Zithromax was the largest-selling antibiotic in its class worldwide and third-largest-selling antibiotic overall. In the U.S., it was the leading brand-name antibiotic. Sales of Zithromax increased in 2000 due to the increasing recognition by physicians of the product’s effectiveness in treating a broad array of infections. In 2000, we launched Zithromax in Japan, our second-largest market. Diflucan is used to treat various fungal infections, including vaginal infections and certain infections that afflict AIDS and cancer patients with weakened immune systems. Viracept is the world’s largest-selling protease inhibitor, used in combination with other antiretroviral drugs for treatment of HIV infections. Sales of Viracept declined in 2000 largely due to increasing competition from other AIDS medicines and the increasing level of manufacturing responsibility for the product being undertaken by Hoffmann-La Roche, Ltd., for its own markets outside North America.

      In June 1999, the European Union’s Committee for Proprietary Medicinal Products suspended the European Union (EU) licenses of the oral and intravenous formulations of our antibiotic Trovan for 12 months. The suspension has since been made permanent. In the rest of the world, including the U.S., the use of Trovan is limited to serious infections in institutionalized patients (see Item 3, Legal Proceedings, below).

      For treatment of central nervous system disorders, we offer Zoloft and Neurontin and copromote the product Aricept. Zoloft is approved for the treatment of depression, obsessive-compulsive disorder, panic disorder and post-traumatic stress disorder. Neurontin is a leading epilepsy medicine, approved as an add-on therapy with other anti-epileptic medications to treat partial seizures. It was broadly approved in Europe during 2000 for the treatment of neuropathic pain. In April 2000, we received a new patent in the U.S. for unique, stable formulations that contain the required low-lactam level in Neurontin. We copromote Aricept, for the treatment of mild-to-moderate Alzheimer’s disease, with Eisai Co., Ltd., the company that discovered and developed the compound. Eisai contracted with us to license and copromote the product in the U.S. and several other countries. Aricept substantially expanded the prior market for pharmaceutical treatment of that disease.

      In October 1999, we received an approvable letter from the FDA for Relpax, a treatment for migraines. We submitted additional data to the FDA in response to requests in the approvable letter. In the fourth quarter of 2000, the FDA sent us a new approvable letter, in which we were asked to conduct an additional, short-term cardiovascular physiology study. We expect to perform and file this study in 2001.

      In February 2001, the FDA approved the oral dosage form of ziprasidone, an antipsychotic for the treatment of schizophrenia. In March, we received an approvable letter for an intramuscular (injectable) form of ziprasidone. We expect to introduce ziprasidone in the U.S. in 20 mg., 40 mg., 60 mg., and 80 mg. capsules in March 2001. We intend to market both forms of ziprasidone under the trade name Geodon.

      In 1998, we introduced Viagra, our oral medication for the treatment of erectile dysfunction. To date, more than 300 million Viagra tablets have been prescribed for more than 10 million men in more than 100 countries.

      Our other major pharmaceutical products include Glucotrol XL, for the treatment of diabetes, and Zyrtec, which is used for the treatment of allergies and related problems. Zyrtec is licensed to us by the Belgian company UCB S.A. for sales in the U.S. and Canada. We copromote Zyrtec in the U.S. with a subsidiary of UCB S.A.

      In February 1999, we participated in the launch of Celebrex with G.D. Searle & Co., a division of Pharmacia Corporation, the discoverer and developer of Celebrex. Celebrex is used for the relief of symptoms of adult rheumatoid arthritis and osteoarthritis. We copromote Celebrex with Pharmacia in all world markets except Japan.

      On March 21, 2000, we announced that we were discontinuing the sale of Rezulin. Since March 1997, we marketed Rezulin in the U.S. with an affiliate of Sankyo Company, Ltd., from whom we licensed the product for North America and other areas. After a request from the FDA to consider removing the drug from the market, we decided to discontinue marketing Rezulin (see Item 3, Legal Proceedings, below).

      On February 12, 2001, we announced that we had restricted the use of pregabalin for certain patients in clinical trials following discussions with the FDA after its analysis of previously submitted results from a lifetime mouse study that showed an increased evidence of a specific tumor type. Pregabalin is currently in development for the treatment of neuropathic pain, epilepsy, a variety of anxiety disorders and chronic pain condition. We continue to work closely with the FDA to resolve this issue. Regulatory filings for add-on epilepsy therapy and neuropathic pain are anticipated during 2001.

Animal Health

      Pfizer’s Animal Health Group discovers, develops, manufactures and sells products for the prevention and treatment of diseases in livestock, poultry and companion animals. Among the products we market are parasiticides, anti-inflammatories, vaccines, antibiotics and related medicines for livestock and companion animals. Animal Health sales accounted for approximately 4% of our revenues in 2000, 5% in 1999, and 6% in 1998. Our Animal Health Group revenues were $1.1 billion in 2000, a decline of 21%. This decline was attributable to the challenging market conditions in the global animal health industry this year, competition in the parasiticide market and the significant initial stocking at the request of veterinarians which impacted sales of

Revolution (marketed as Stronghold in Europe), our innovative antiparasitic for cats and dogs.

      Over the past few years we have substantially increased our investment in research for animal health products. We now have over 40 programs advancing at various stages of development. Emerging products from this investment are expected to reach the market starting in 2003 and drive long-term growth for the Animal Health Group.

      The $1.3 billion worldwide companion animal parasiticide market consists of medicines for external parasites, treatments for gastrointestinal worms and heartworm preventatives. Our product Revolution, a once-a-month, simple-to-administer, topical liquid, is the first medicine that can protect against all three problems.

      Rimadyl relieves pain and inflammation associated with osteoarthritis, a condition that afflicts about 15% of all dogs. The new chewable form provides the pet owner with greater convenience of administration.

      Other important Pfizer companion animal products include:

•	Vanguard vaccines for canine enteric disease
•	Leukocell vaccines for feline leukemia
•	Clavamox/Synulox anti-infectives
•	Anipryl for Cushing’s disease and Cognitive Dysfunction Syndrome in dogs

      Our Animal Health Group produces leading antiparasitic products, vaccines and anti-infectives for cattle, swine and poultry. Among these are:

•	Dectomax to protect cattle, swine and sheep from internal and external parasites
•	RespiSure/Stellamune vaccines to prevent a type of pneumonia and the related problems of slow weight gains, decreased feed efficiency, and lack of uniformity in size in swine
•	Advocin, an antibiotic used to treat respiratory and internal infections in cattle and swine
•	Terramycin LA-200, an injectable version of the Terramycin broad-spectrum antibiotic used for various animal diseases
•	Valbazen and Paratect products to treat internal parasites
•	BoviShield vaccine for cattle respiratory disease

      We completed the sale of our feed-additives business to Philipp Brothers Chemicals, Inc. in November 2000.

Capsugel

      Capsugel is the world’s largest producer of two-piece capsules used in manufacturing prescription and over-the-counter pharmaceuticals and nutritional supplements.

Consumer Products Segment

Consumer Healthcare

      With 2000 sales of $2.5 billion, our Consumer Healthcare Division (CHC) markets many of the world’s best-known consumer health brands. CHC’s products include non-prescription over-the-counter (OTC) medications and compete primarily in the oral care, upper respiratory care, skin care, digestive health and eye care categories. Among our better-known brands in the U.S. are:

•	Listerine mouthwash and toothpaste

•	Benadryl antihistamine for allergies

•	Sudafed treatment for sinus congestion

•	Zantac 75 for prevention and relief of heartburn

•	Rolaids antacid tablets

•	Actifed for relief of cough, cold and flu

•	Benylin cough products

•	Sinutab for sinus pain relief

•	Efferdent denture cleaner

•	Neosporin antibiotic ointment

•	Nix lice treatment

•	e.p.t. home pregnancy tests

•	Visine eye care

•	BenGay topical analgesic

•	Cortizone hydrocortisone skin cream

•	Lubriderm skin care lotions

•	Unisom sleep aids

•	Desitin ointments for treatment of diaper rash

•	Plax pre-brushing dental rinse

•	Barbasol shave creams and gels

Several product-line extensions building on these brands have been introduced in recent years. Other products are sold only in selected international markets.

      In June 2000, we sold the Rid line of lice-control products to Bayer Corporation. In the fourth quarter of 1999, we sold the Bain de Soleil suncare product line to Schering-Plough Healthcare Products, Inc.

      Sales of CHC accounted for about 8% of our revenues in 2000, 9% in 1999 and 10% in 1998. In 2000, revenues of CHC declined 3% primarily due to the negative impact of foreign exchange, the divestitures of the Rid and Bain de Soleil product lines and private label competition for Zantac 75, partially offset by increased sales of Listerine and Benadryl.

      Our CHC can extend the life of some of our prescription medications by converting them to OTC medications. For example, an OTC formulation of Diflucan, known as Diflucan One, is sold in the U.K. as a treatment for vaginal candidiasis. Similarly, Zyrtec is sold as an OTC product in Canada under the brand name Reactine. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products.

      Our Adams Division markets a broad range of leading confectionery products. Among our better-known brands are:

•	Halls cough drops

•	Trident sugarless gums

•	Bubbaloo, Bubblicious, Chiclets and Freshen-Up gums

•	Dentyne, Certs, Clorets and Max Air breath-freshening gums and mints

      Sales of the Adams Division accounted for about 7% of our revenues in each of 2000 and 1999 and 8% in 1998. In 2000, Adams sales grew 6%, led by strong performances by Trident Advantage and Dentyne Ice gums and Halls cough drops, particularly in North America.

      Our Shaving Products business consists of Schick and Wilkinson Sword razors and blades and a range of manicure and toiletry products. Our better-known brands are:

•	Protector razor products with wire-wrapped blades to prevent nicks and cuts

•	the Silk Effects and Lady Protector razor line for women

•	Slim Twin razors with a rubber handle for increased control

•	the FX product line with flexible cartridges

•	Xtreme III razors with a triple blade system

      Sales of our shaving products accounted for about 3% of our total revenues in each of 2000, 1999 and 1998. In 2000, sales of our shaving products remained unchanged from 1999.

      Tetra is the world’s leading provider of products for the ornamental fish food market, including TetraMin fish foods and various fish care accessories. Tetra’s sales accounted for about 1% of our revenues in 2000, 1999 and 1998. Tetra’s sales in 2000 were $202 million, unchanged from 1999.

Research and Product Development

      Innovation by our research and development operations is very important to the success of our businesses. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent approximately $4.4 billion in 2000, $4.0 billion in 1999 and $3.3 billion in 1998 on research and development, and we anticipate investing approximately $5 billion on research and development in 2001.

      We are planning for future growth of our research operations. Current construction at four of our major research centers will add over three million square feet of laboratory space.

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

      We feel that our investments in research have been rewarded by the number of pharmaceutical compounds and new therapies we have in all stages of development. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early development. While each new candidate is far from regulatory approval, new drug candidates are the foundation for future products. A table and discussion of supplemental filings for existing products and drug candidates in development are set out under the heading Product Developments beginning on page 33 of our 2000 Annual Report. That discussion is incorporated by reference.

      Our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In 2000, for example, the FDA approved the additional use of Zithromax for the treatment of mycobacterium avium complex, a condition common in AIDS patients.

      Our competitors also devote substantial funds and resources to research and development. In addition, the consolidation that has occurred in our industry has created companies with substantial research and development resources. The extent to which our competitors are successful in their research could result in erosion of sales and unanticipated product obsolescence.

International Operations

      We have significant operations outside the United States. They are conducted both through our subsidiaries and through distributors, and involve the same business segments – pharmaceuticals and consumer products – as our U.S. operations.

      Japan is our second-largest single national market, with 7% of our revenues in 2000, and 6% in each of 1999 and 1998. No single country outside the U.S. had revenues of more than 10% of our revenues.

      For a geographic breakdown of revenues, see the table Geographic Data on page 67 of our 2000 Annual Report. That information is incorporated by reference.

      Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include:

•	currency fluctuations

•	capital and exchange control regulations

•	expropriation and nationalization

•	other restrictive government actions

Our international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products. See the section under the heading Government Regulation and Price Constraints for discussion of these matters.

      Revenue growth in 2000 was negatively impacted by foreign exchange. In 2000, currency movements relative to the U.S. dollar reduced our reported revenues in many countries. Depending on the direction of change relative to the U.S. dollar, foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. In 2000, changes in foreign exchange rates decreased revenues by $673 million and, based on exchange rates at year-end 2000, it is estimated that foreign exchange would negatively impact reported revenue growth in 2001 by approximately $400 million. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their effects. See Note 6-D to our financial statements, Derivative Financial Instruments, on pages 50 and 51 in our 2000 Annual Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

Marketing

      In our global pharmaceuticals business, we promote our products to health care providers such as doctors, nurse practitioners, pharmacists, hospitals, Pharmacy Benefit Managers and Managed Care Organizations (MCOs). We also market directly to consumers in the United States through direct-to-consumer print and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research.

      Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products. We increased our sales force over the past several years so that our recently introduced products and late-stage candidates will reach their full potential. Our U.S. pharmaceutical sales representatives total approximately 7,350. Overseas operations employ about 14,575 sales representatives. These numbers reflect the merger of the Pfizer and Warner-Lambert sales forces.

      Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and other pharmacies.

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

      Those studies can be costly and can take years to complete and the results are uncertain. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved marketing claims and strategies.

      Separate sales organizations are used by our Animal Health business to promote its products. Its advertising and promotion are generally targeted to health professionals, directly and through medical journals. Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors and retail outlets as well as directly to users. Where appropriate, these products are also marketed through print and television advertising.

      Our Consumer Products businesses primarily use their own representatives to directly promote their products. We also use print and television consumer advertising to promote our consumer products. These products are sold through various retailers.

      During 2000, sales to our three largest pharmaceutical and consumer health care products wholesalers were:

•	McKesson HBOC, Inc. —13% of our revenues;

•	Cardinal Health, Inc. —11% of our revenues; and

•	Bergen Brunswig Corporation —9% of our revenues.

      Sales to these wholesalers were concentrated in the Pharmaceuticals segment. Apart from these instances, none of our business segments is dependent on any one customer or group of related customers.

Patents and Intellectual Property Rights

      Our products are sold around the world under brand-name, logo and certain product design trademarks we consider in the aggregate to be of material importance. Trademark protection continues in some countries for as long as the mark is used; in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

      We own or license a number of U.S. and foreign patents. These patents cover:

•	pharmaceutical products and their uses
•	pharmaceutical formulations
•	product manufacturing processes
•	intermediate chemical compounds used in manufacturing

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

      In the aggregate, our patent and related rights are of material importance to our businesses in the United States and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider significant in relation to our business as a whole are those for Norvasc, Lipitor, Zyrtec, Zithromax, Zoloft, Neurontin, Accupril, Diflucan, Viracept and Viagra. Our basic U.S. patents relating to Norvasc, Zoloft, Lipitor, Viracept, Diflucan and Viagra expire between 2004 and 2013. The basic U.S. patent relating to Accupril expires in 2002.

      Zithromax is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in bulk crude form from Pliva. Pliva’s U.S. patent on Zithromax expires in 2005.

      Zyrtec is patented by the Belgian company, UCB S.A. The drug is licensed exclusively to us for sales in the U.S. and semi-exclusively with UCB S.A. for sales in Canada. The U.S. patent on Zyrtec held by UCB S.A. expires in 2007.

      The basic U.S. patents relating to Neurontin expired in 1994 and 2000. However, in April 2000 a broad U.S. patent was granted relating to stable pharmaceutical compositions of Neurontin containing low levels of lactam impurity. This patent expires in 2017. Other companies have filed applications with the FDA seeking approval of such products, which appear to infringe this patent (see discussion in Item 3, Legal Proceedings, below).

      In addition, other companies have filed applications with the FDA seeking approval of products, which appear to infringe our patents on Accupril, Zoloft and Diflucan (see discussion in Item 3, Legal Proceedings, below).

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

•	product manufacturing trade secrets
•	patents on uses for products
•	patents on processes and intermediates for the economical manufacture of the active ingredients
•	patents for special formulations of the product or delivery mechanisms
•	conversion of the active ingredient to over-the-counter products

      The effect of product patent expiration also depends upon:

•	the nature of the market and the position of the product in it
•	the growth of the market
•	the complexities and economics of manufacture of the product
•	the requirements of generic drug laws

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

Competition

      Competition is intense in all of our businesses, and includes many large and small competitors.

      The principal means of competition varies among product categories and business groups. Technological innovations affecting:

•	efficacy
•	safety
•	patients’ ease of use
•	cost effectiveness

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

      Our pharmaceutical sales and marketing organization is a valuable competitive asset. Our salespeople’s ability to reach medical professionals with information about our products helps us respond to competitive efforts and launch new products.

      We have a significant presence in the animal health marketplace, but many other companies offer competitive products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include:

•	product innovation
•	service
•	price
•	quality
•	effective promotion to veterinary professionals and consumers

      We promote our products directly through our sales representatives as well as through advertising.

      Many other companies, large and small, manufacture and sell one or more products that are similar to our consumer products. Sources of competitive advantage include:

      • product quality and efficacy
      • brand identity
      • advertising and promotion
      • product innovation
      • broad distribution capabilities
      • customer satisfaction
      • price

Significant expenditures for advertising, promotion and marketing are generally required to achieve consumer acceptance of consumer products.

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

      A major objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, outpatient treatment, and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed.

      As discussed above in Marketing, MCOs and PBMs typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower cost, generic medicines are often favored. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients’ use of products listed on their formularies.

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

      The growth of MCOs also appears to have led to greater usage of some drugs. The use of certain drugs can prevent the need for more costly treatments such as hospitalization,

professional therapy or even surgery. Because of these advantages, such drugs can become favored first-line treatments. In addition, the current trend of some patients to opt for managed care alternatives to Medicare may increase overall pharmaceutical usage among that segment of the elderly population. Medicare generally does not pay for medicines, so patients who do not have another source of prescription drug coverage must bear that cost. MCOs, however, often offer drug benefits for their participants.

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

Generic Products

      One of the biggest competitive challenges that we face in the U.S. and that is growing internationally is from generic pharmaceutical manufacturers. Upon the expiration of U.S. patent protection on an important product, we can lose the major portion of U.S. sales of the product within a year. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about the product to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Generic products need only demonstrate a level of availability in the bloodstream equivalent to that of the pioneer product. This means that after we have borne the expenses of discovering, developing and testing a medicine for safety and efficacy, obtaining regulatory approval and informing the medical community about its therapeutic benefits, generic competitors can charge much less for a competing version of our product and still be profitable.

      As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their health care programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to a brand-name drug. The substitution must be made unless the prescribing physician expressly forbids it.

Raw Materials

      Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2000, and none are expected in 2001.

Government Regulation and Price Constraints

      Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of our businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling and marketing of our pharmaceutical products. In some cases, FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market.

      The FDA also regulates most of our consumer products and, along with the U.S. Department of Agriculture and the Environmental Protection Agency, our animal health products. Some regulatory actions pertaining to our products are discussed in Item 3, Legal Proceedings, below.

      Since the beginning of 1998, the approval of new drugs across the EU is possible only using the European Medicines Evaluation Agency’s (EMEA) mutual recognition or central approval processes. The use of either of these procedures should provide a more rapid and consistent approval across all fifteen member states than was the case when the approval processes were operating independently within each member state. Further, on January 1, 2000, Norway and Iceland became full participants in the EU central approval processes. In addition, the agreement between the EU and ten Eastern European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member countries, however. We will continue to deal with individual countries on such issues.

      In recent years, various legislative proposals have been offered in the U.S. Congress and in some state legislatures that would bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. These could include price or patient reimbursement constraints on medicines and restrictions on access to certain products. Similar issues exist in many foreign countries where we do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

      Also in the U.S., Congressional proposals have called for substantial changes in the Medicare and Medicaid programs. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in several states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. As noted above, if changes to these programs shift patients to MCOs that cover pharmaceuticals, or drug coverage for Medicare beneficiaries is expanded, usage of pharmaceuticals could increase.

      Legislation in the U.S. requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Also, in late 2000 and early 2001, the states of Vermont and Maine received Health Care Financing Administration approval of waivers which would expand Medicaid rebates beyond the current Medicaid population. These rebates potentially could be viewed as price discounts without appreciable increases in volume as an offset. See the discussion regarding rebates on page 32 of our 2000 Annual Report, which discussion is incorporated by reference.

      We encounter similar regulatory and legislative issues in most other countries. For example, in 2000, Japan announced a price reduction on drugs. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system.

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

Environmental Law Compliance

      Most of our manufacturing and certain research operations are affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We are also cleaning up environmental contamination from past industrial activity at certain sites (see Item 3, Legal Proceedings, below). As a result, we incurred capital and operational expenditures in 2000 for environmental protection and clean-up of certain past industrial activity as follows:

•	environmental-related capital expenditures– $71 million

•	other environmental-related expenses – $129 million

While we cannot predict with certainty the future costs of such clean-up activities, capital expenditures, or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

Banking and Insurance Subsidiaries

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

      We also own an insurance operation, The Kodiak Company Limited, which reinsures certain assets, inland transport and marine cargo of our international operations. Financial data for these subsidiaries are set out in Note 5 to our financial statements, Banking and Insurance Subsidiaries, on page 49 in our 2000 Annual Report, which is incorporated by reference.

Tax Matters

      The discussion of tax-related matters (including certain proceedings involving proposed tax adjustments relating to prior years) in Note 12 to our financial statements, Taxes on Income, on pages 53 and 54 in our 2000 Annual Report is incorporated by reference.

Employees

      In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2000, we employed approximately 90,000 people in our operations throughout the world.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Our disclosure and analysis in this report and in our 2000 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, anticipated effects of the merger with Warner-Lambert and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

Any or all of our forward-looking statements in this report, in the 2000 Annual Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above – for example, among other factors, government regulations around the world, generic product competition and the competitive environment – will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

     • Balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and research and development for future products could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

      • In the U.S., many pharmaceutical products are subject to increasing pricing pressures, which could be significantly impacted by the outcome of the current national debate over Medicare reform. If the Medicare program provided outpatient pharmaceutical coverage for its beneficiaries, the federal government, through its enormous purchasing power under the program, could demand discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. On the other hand, a Medicare drug reimbursement provision may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, managed care organizations, institutions and other government agencies continue to seek price discounts. Government efforts to reduce Medicare and Medicaid expenses are expected to increase the use of managed care organizations. This may result in managed care’s influencing prescription decisions for a larger segment of the population. International operations are also subject to price and market regulations. As a result, it is expected that pressures on pricing and operating results will continue. Additionally, a number of states have proposed various schemes to control prices for their seniors’ drug programs, including importation from other countries and bulk purchasing of drugs. Any one of these could be disruptive to our markets and distribution system.

      • Thirty-nine percent of our 2000 revenues arose from international operations, and we expect revenue and net income growth in 2001 to be impacted by changes in foreign exchange rates. Revenues from Europe comprised approximately 18% of our revenues in 2000, while revenues from Asia comprised approximately 12%, including 7% from Japan.

      These international-based revenues as well as our substantial international assets result in our exposure to currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to interest rate change risk. The risks of such changes and the measures we have taken to help contain those risks are discussed in the section entitled Financial Risk Management on page 39 in our 2000 Annual Report. For additional details, see Note 6-D to our financial statements, Derivative Financial Instruments, on pages 50 and 51 in our 2000 Annual Report. Those sections of the Annual Report are incorporated by reference.

      Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses. These factors could affect future results.

      • A European currency (euro) was introduced in January 1999 to replace the separate currencies of twelve (Greece joined the original eleven in early 2001) individual countries. The major changes during the first two years of the euro’s existence have occurred in the banking and financial sectors. An increasing impact at the commercial and retail level is expected through December 31, 2002, especially when euro coins and banknotes begin circulation next year. We are modifying systems and commercial arrangements to deal with the new currency, including the availability of dual currency processes to permit transactions to be denominated in legacy currencies, as well as the euro. The cost of this effort is not expected to have a material effect on our businesses or results of operations. We continue to evaluate the economic and operational impact of the euro, including its impact on competition, pricing and foreign currency exchange risks. While there is no guarantee that all problems have been foreseen and corrected, the accelerating use of the euro is not expected to cause any material disruption to our businesses.

      • International operations could be affected by changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

      • Cost-containment measures employed by governments that have the effect of limiting patient access to medicines and related issues described above in Government Regulation and Price Constraints affect the growth and profitability of our operations in some countries. Those factors could affect future results.

      • Business combinations among our competitors could affect our competitive position in the pharmaceutical, consumer products and animal health businesses. Similarly, combinations among our major customers could increase their purchasing power in dealing with us. In addition, our merger with Warner-Lambert could affect our business, finances and capital structure. While we anticipate earnings and revenues growth, as well as substantial cost savings and operating efficiencies to be achieved in connection with the merger with Warner-Lambert, we cannot give any assurance that these results will be realized in the combined company within the time periods contemplated or even if they will be fully realized at all.

      • Generic competition is a major challenge in the U.S. and is growing internationally. Loss of patent protection typically leads to dramatic loss of sales in the U.S. market and could affect future results.

      • Risks and uncertainties particularly apply with respect to product-related forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. Prospective products can fail to receive regulatory approval. There are also many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patents and products by competitors and related patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related forward-looking statements.

      • As discussed above in Marketing, decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy once the drug receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they consume time and resources and can delay submitting the drug candidate for initial approval. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The quality of our decisions in this area can affect our future results.

      • Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to build up production capacity commensurate with demand, or the failure to predict market demand for or to gain market acceptance of approved products, could affect future results.

      • We currently have eight products with annual sales to third parties of one billion dollars or more each. In this group are seven medicines discovered by Pfizer – Lipitor, Norvasc, Zithromax, Zoloft, Viagra, Neurontin and Diflucan – and our alliance product Celebrex. Those products accounted for more than half of our 2000 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant.

      • We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible future effect on our sales. For example, Diflucan, our patented antifungal product, and Neurontin, our patented antiepileptic medication, each had sales in excess of $1 billion in 2000. Potential competitive products for Diflucan and Neurontin have been filed for FDA approval, although none of these filings have been approved at this time (see the discussion in Item 3, Legal Proceedings, below). This indicates that the number of medicines that compete with our products may increase, and the sale of competing product may affect our expected results.

      • During 1995, the authors of some non-clinical studies questioned the safety of calcium channel blockers (CCBs). In 1996, an FDA advisory panel found no data to support challenges to the safety of newer sustained-release and intrinsically long-acting CCBs (such as Norvasc and Procardia XL).

      Questions about this class of products continued, however, following the advisory panel review. Data from subsequent studies and reviews and decisions by two national regulatory authorities, plus published National Institutes of Health guidelines, were all supportive of the safety of long-acting CCBs and of their appropriateness as first-line medications in the treatment of hypertension.

      We continue to believe that the safety and effectiveness of Norvasc and Procardia XL are supported by a large body of data from numerous studies and the daily clinical experiences of physicians around the world. It is not possible, however, to predict the impact on our future sales, if any, of existing or future studies, regulatory agency actions or a continuing debate regarding CCBs.

      • Growth in costs and expenses, changes in product mix and the impact of divestitures, restructuring and other unusual items that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could affect future results. For example, we may be unable to maintain or further enhance those margin improvements achieved in recent years, which would affect future results.

      • On January 1, 2001, we adopted the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the income statement classification of certain sales incentives and requires us to reclassify the cost of certain sales incentives from Selling, informational and administrative expenses to Revenues. The amount of sales incentives that require reclassification to revenues is immaterial to the financial statements on both a consolidated and segment basis. Accordingly, we do not expect prior period financial statements presented in the future to be restated to reflect the provisions of EITF No. 00-14.

      On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities —an amendment of SFAS No. 133 and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. We do not expect the adoption of these statements to have a material impact on our financial position, results of operations or cash flows.

      Such new or revised accounting standards and rules are issued from time to time. Although the standards mentioned above are not expected to have a material impact on our reported financial results, future standards and rules could have such an effect.

      • Changes in the U.S. Tax Code and the tax laws of other countries, as well as our effective tax rate for the fiscal year, can affect our net earnings. During 2000, no major U.S. or international tax legislation was enacted which would materially impact our net earnings. It is not possible, however, to predict the impact on our future results of any tax legislation enacted in the future.

      • Claims have been brought against us and our subsidiaries for various legal, environmental and tax matters, and additional claims arise from time to time. In addition, our operations are subject to international, federal, state and local environmental laws and regulations. It is possible that our cash flows and results of operations could be affected by the one-time impact of the resolution of these contingencies. We believe that the ultimate disposition of current matters, to the extent not previously provided for, will not have a material impact on our financial condition or cash flows and results of operations, except where specifically commented upon in the discussion of such matters in Legal Proceedings in Item 3 in this report and in Note 12 to our financial statements, Taxes on Income, on pages 53 and 54 in our 2000 Annual Report, which is incorporated by reference.

ITEM 2. PROPERTIES

      Our corporate and divisional headquarters are located at our world headquarters, which includes several buildings in New York City, and at our campus in Morris Plains, New Jersey. In the New York world headquarters, we own two of the buildings, including our main 33-

story office tower, and rent other nearby space. Our 33-story office tower is located on a site we have leased under a long-term ground lease. Altogether, our New York headquarters operations occupy over 1.75 million square feet of owned and leased office space. On the Morris Plains campus, we own five buildings with total occupied space of approximately 1.3 million square feet, located on approximately 175 acres. Additional leased space in the vicinity of the Morris Plains campus totals approximately 0.25 million square feet.

      For our pharmaceutical business we own and lease space for sales and marketing, administrative support and customer service functions around the world.

      Our major research and development operations are located in owned facilities in Amboise, France; Ann Arbor, Michigan; Freiburg, Germany; Fresnes, France; Groton, Connecticut; Holland, Michigan; Morris Plains, New Jersey; Nagoya, Japan; Sandwich, England, U.K. and Mississauga, Ontario, Canada. We also lease facilities in La Jolla, California, for research and development operations. The research and development buildings at our Groton facility currently contain approximately 2.7 million square feet of floor space. The Company also began construction in 1998 on an additional 780,000 square-foot facility on a 24-acre site in New London, Connecticut.

      Buildings on our 334-acre Sandwich, England campus house research facilities, our U.K. pharmaceutical sales office and a production plant. The research and development facilities contain approximately 1.2 million square feet of floor space. An additional 1.1 million square feet of new research space is under construction.

      At our facility in Nagoya, Japan, approximately 470,000 square feet of floor space is used for research and development.

      At our facility in Holland, Michigan, approximately 140,000 square feet of floor space is used for research and development.

      The Ann Arbor, Michigan and La Jolla, California facilities are dedicated research and development sites, and contain 1.3 million and 470,000 square feet of floor space, respectively.

      We own other important research facilities in Terre Haute, Indiana and Cambridge, Massachusetts. A number of smaller research and development operations around the world focus principally on their local markets. As discussed above, we have been expanding our research and development facilities in recent years to meet the challenges of handling growing research activities. In 2000, over 3.4 million square feet of research facilities was under construction at our sites in Groton/New London, Ann Arbor, La Jolla and Sandwich.

      Our Global Manufacturing Division operates 57 plants that produce products for our pharmaceutical, consumer products and animal health businesses around the world. Twenty of these are major facilities. These plants handle one or more of three types of production processes:

•	fermentation
•	organic synthesis
•	product production

      We have three major fermentation plants:

•	Rixensart, Belgium
•	Nagoya, Japan
•	Sandwich, England, U.K.

The Rixensart, Belgium facility is under contract to be sold.

      Our major organic synthesis facilities are in seven locations:

•	Barceloneta, Puerto Rico, U.S.
•	Groton, Connecticut, U.S.
•	Holland, Michigan, U.S.
•	Little Island, Ireland
•	Loughbeg, Ireland
•	Ringaskiddy, Ireland
•	Sandwich, England, U.K.

In addition, construction is underway on a new organic synthesis site in Tuas, Singapore.

      We have major product production plants at twenty-one sites in eleven countries:

•	Amboise, France
•	Barceloneta, Puerto Rico, U.S.
•	Brooklyn, New York, U.S.
•	Dalian, China
•	Freiburg, Germany
•	Illertissen, Germany
•	Latina, Italy
•	Lee’s Summit, Missouri, U.S.
•	Lincoln, Nebraska, U.S.
•	Lititz, Pennsylvania, U.S.
•	Loughbeg, Ireland
•	Louvain-la-Neuve, Belgium
•	Orleans, France
•	Nagoya, Japan
•	Parsippany, New Jersey, U.S.
•	Sandwich, England, U.K.
•	San José Iturbide, Mexico
•	São Paulo, Brazil
•	Terre Haute, Indiana, U.S.
•	Toluca, Mexico
•	Vega Baja, Puerto Rico, U.S.

      Our Animal Health Group has its principal executive offices in leased facilities one block away from the Company’s New York world headquarters. Animal Health owns a building in Exton, Pennsylvania, and leases an additional office building nearby.

      The research for Animal Health products is generally conducted at our major research and development facilities.

      Our Consumer Healthcare Division has its principal executive offices and research operations in Morris Plains, New Jersey and Parsippany, New Jersey. CHC’s sales and marketing offices are generally located in leased space and shared with local pharmaceutical or other consumer group businesses.

      Our Global Manufacturing Division operates our distribution operations in the U.S., including facilities in Aurora, Colorado; Elk Grove, Illinois; Fort Worth, Texas; Guilderland Center, New York; Lee’s Summit, Missouri; Lititz, Pennsylvania; Marietta, Georgia; Parsippany, New Jersey; Memphis, Tennessee and Reno, Nevada. We also operate distribution facilities in major markets around the world.

      The Adams Division operates 22 plants globally, including 13 major facilities:

•	Bangkok, Thailand
•	Barcelona, Spain
•	Bauru, Brazil
•	Cali, Columbia
•	Dublin, Ireland
•	Guangzhou, China
•	Guarulhos, Brazil
•	Manchester, England, U.K.
•	Nagoya, Japan (Joint Venture, Meito-Adams)
•	Puebla, Mexico
•	Rockford, Illinois, U.S.
•	São Paulo, Brazil
•	Scarborough, Canada

      The Shaving Products Division operates five manufacturing sites:

•	Acton, England, U.K.
•	Caracas, Venezuela
•	Guangzhou, China
•	Milford, Connecticut, U.S.
•	Solingen, Germany

      Distribution of these products is usually arranged through contracted distribution facilities.

      The Capsugel Division operates nine hard-gelatin capsule manufacturing sites:

•	Bornem, Belgium
•	Cibinong, Indonesia
•	Colmar, France
•	Greenwood, South Carolina, U.S.
•	Navanakorn, Thailand
•	Puebla, Mexico
•	Rio de Janeiro, Brazil
•	Sagamihara, Japan
•	Suzhou, China

      In addition, the division operates one soft-gelatin capsule manufacturing facility in Bloermel, France. Distribution of Capsugel products is generally done through distribution facilities located on or near the plant sites.

      Tetra operates three manufacturing sites:

•	Blacksburg, Virginia, U.S.
•	Melle, Germany

•	Offelten, Germany

      Tetra also operates distribution facilities from sites near the Blacksburg and Melle manufacturing facilities.

      In general, our properties are well maintained, adequate and suitable to their purposes. The growth of our businesses has created space pressures for certain operations, however. We have responded to such challenges with plans to provide appropriate facilities as needs are demonstrated. Note 9 to our financial statements, Property, Plant and Equipment on page 52 in our 2000 Annual Report, which discloses amounts invested in land, buildings and equipment, and the discussion of investing activities under the heading Summary of Cash Flows on page 37 of our 2000 Annual Report, which describes our capital expenditures, are incorporated by reference. See also the discussion under Note 14 entitled Lease Commitments on page 56 of our 2000 Annual Report, which is also incorporated by reference.

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

Patent Litigation

Nifedipine Patents

      On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained-release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan’s notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent-infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the U.S. District Court for the Western District of Pennsylvania with respect to Mylan’s ANDA. Suit was filed under Bayer AG’s U.S. Patent 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. On March 16, 1999, the court granted Mylan’s motion to file an amended answer and antitrust counterclaims. On December 17, 1999, Mylan received final approval from the FDA for its 30 mg. extended-release nifedipine tablet. On February 28, 2000, a settlement agreement was entered into between Mylan and the Company under which the litigation was terminated and Mylan will market a generic sustained-release nifedipine product manufactured by the Company under its own trademark.

      On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained-release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer’s U.S. Patent 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratories of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998, Bayer and Pfizer filed a patent-infringement action against Biovail, relating to their 60 mg. nifedipine product, in the U.S. District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail’s 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April

24, 1998, Biovail Laboratories Inc. brought suit in the U.S. District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail’s declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative, to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the court in Pennsylvania granted Pfizer’s motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the court in Puerto Rico denied Biovail’s motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. On April 12, 1999, Biovail filed a motion for summary judgment based in part on the summary judgment motion granted to Elan in the Bayer v. Elan litigation in the Northern District of Georgia. Pfizer and Bayer’s response was filed on April 26, 1999. On September 20, 1999, the court in Puerto Rico denied Biovail’s motion for summary judgment without prejudice to their refiling after completion of discovery in the Procardia XL patent-infringement litigation. Fact discovery has been completed, but expert discovery continues.

      During 2000, Teva began commercial sale in the United States of Biovail’s 60 mg. extended-release nifedipine tablets alleged to be bioequivalent to the Company’s 60 mg. Procardia XL tablets. On February 16, 2001, Bayer AG, Bayer Corporation, and Pfizer Inc. sued Biovail Corporation, Biovail Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., in the U.S. District Court for the District of Puerto Rico for infringement of Bayer’s U.S. Patent 5,264,446 by this actual commercial product.

      On April 2, 1998, the Company received notice from Lek U.S.A. Inc. of its filing of an ANDA for a 60 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998, Bayer and Pfizer commenced suit in the U.S. District Court for the District of New Jersey against Lek for infringement of Bayer’s U.S. Patent 5,264,446, as well as for infringement of a second Bayer patent, 4,412,986 relating to combinations of nifedipine with certain polymeric materials. Plaintiffs amended the complaint on November 10, 1998, limiting the action to infringement of U.S. Patent 4,412,986. On January 19, 1999, Lek filed a motion to dismiss the complaint alleging non-infringement of U.S. Patent 4,412,986. Pfizer responded to this motion and oral argument was held in abeyance pending a settlement conference. In September 1999, a settlement agreement was entered into among the parties staying this litigation until the expiration of U.S. Patent  4,412,986 on November 2, 2000. This suit has now been dismissed.

      On February 10, 1999, the Company received a notice from Lek U.S.A. of its filing of an ANDA for a 90 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On March 25, 1999, Bayer and Pfizer commenced suit in the U.S. District Court for the District of New Jersey against Lek for infringement of the same two Bayer patents originally asserted against Lek’s 60 mg. formulation. This case was also the subject of a settlement conference. In September, 1999, a settlement agreement was entered into among the parties staying this litigation until the expiration of U.S. Patent 4,412,986 on November 2, 2000. This suit has now been dismissed.

      On November 9, 1998, Pfizer received an ANDA notice letter from Martec Pharmaceutical, Inc. for generic versions (30 mg., 60 mg., 90 mg.) of Procardia XL. On or about December 18, 1998, Pfizer received a new ANDA certification letter stating that the ANDA had actually been filed in the name of Martec Scientific, Inc. On December 23, 1998, Pfizer brought an action against Martec Pharmaceutical, Inc. and Martec Scientific, Inc. in the U.S. District Court for the Western District of Missouri for infringement of Bayer’s patent relating to nifedipine of a specific particle size. On January 26, 1999, a second complaint was filed against Martec Scientific in the U.S. District Court for the Western District of Missouri based on Martec’s new ANDA certification letter. Martec filed its response to this complaint on February 26, 1999. These actions were settled and dismissed on consent on July 6, 2000.

      On September 26, 2000, Pfizer received an ANDA notice letter from Andrx Pharmaceuticals, Inc. for a generic version of 60 mg. Procardia XL. On November 9 Bayer and Pfizer brought suit against Andrx in the U.S. District Court for the Southern District of Florida for infringement of Bayer’s U.S. Patent 5,264,446. On February 12, 2001, the Company received another ANDA notice letter from Andrx, this time for a generic version of 30 mg. Procardia XL. This litigation has now been settled in a settlement agreement that encompasses both the 60 mg. and 30 mg. Andrx products.

      Pfizer filed suit on July 8, 1997, against the FDA in the U.S. District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan’s ANDA or any other ANDA submission referencing Procardia XL that uses a different extended-release mechanism. Pfizer’s suit alleges that extended-release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer’s suit. On March 31, 1998, the court granted the government’s motion for summary judgment against the Company. On July 16, 1999, the D.C. Court of Appeals dismissed the appeal on the ground that since the FDA had not approved any ANDA referencing Procardia XL that uses a different extended-release mechanism than the osmotic pump mechanism of Procardia XL, it was premature to maintain this action, stating that Pfizer has the right to bring such an action if, and when, the FDA approves such an ANDA. Subsequent to FDA’s final approval of Mylan’s ANDA, on December 18, 1999, Pfizer filed suit against FDA in the United States District Court for the District of Delaware. The suit alleges that FDA unlawfully approved Mylan’s 30 mg. extended release product because FDA had not granted an ANDA suitability petition reflecting a difference in dosage form from Procardia XL. As a result of the settlement agreement with Mylan, Pfizer and the FDA have agreed to dismiss this suit without prejudice.

      On February 22, 2001, Biovail Corporation and Biovail Laboratories, Inc. filed suit against Pfizer Inc., Mylan Laboratories, Inc., and Mylan Pharmaceuticals, Inc., in the U.S. District Court for the Eastern District of Virginia, claiming that the February 2000 settlement agreement between Pfizer and Mylan relating to a 30 mg. extended-release nifedipine tablet product is in violation of Section 1 of the Sherman Antitrust Act.

      As has been publicly reported, the Federal Trade Commission is conducting a review of brand-name and generic drug litigations, settlements and agreements. As part of this overall review, documents in connection with certain of the litigations set forth above have been provided to the Commission.

Zoloft Patents

      On December 17, 1999, the Company received notice of the filing of an ANDA by Zenith Goldline Pharmaceuticals for 50 mg. and 100 mg. tablets of sertraline hydrochloride alleged to be bioequivalent to Zoloft. Zenith has certified to the FDA that it will not engage in the manufacture, use or sale of sertraline hydrochloride until the expiration of Pfizer’s U.S. Patent 4,536,518, which covers sertraline per se and expires December 30, 2005. Zenith has also alleged in its certification to the FDA that the manufacture, use and sale of Zenith’s product will not infringe Pfizer’s U.S. Patent 4,962,128, which covers methods of treating an anxiety-related disorder or Pfizer’s U.S. Patent 5,248,699, which covers a crystalline polymorph of sertraline hydrochloride. These patents expire in November 2009 and August 2012, respectively. On January 28, 2000, the

Company filed a patent infringement action against Zenith Goldline and its parent Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the ’128 and ’699 Patents. Zenith Goldline filed its answer on March 10, 2000, denying infringement. Discovery is in progress and a bench trial has been set for June 2001.

Fluconazole Patent

      On February 1, 2000, the Company received notice of the filing of an ANDA by Novopharm Limited for 50 mg., 100 mg., 150 mg. and 200 mg. tablets of fluconazole alleged to be bioequivalent to Diflucan. Novopharm has certified to the FDA its position that the Company’s U.S. Patent 4,404,216, which covers fluconazole, is invalid. This patent expires in January 2004. On March 10, 2000, the Company filed a patent infringement action under the ’216 Patent against Novopharm in the U.S. District Court for the Northern District of Illinois. Discovery is ongoing. No trial date has been set.

Neurontin Patents

      In April 1998 Warner-Lambert received an ANDA notice from Purepac Pharmaceutical Co., relating to 100 mg., 300 mg., and 400 mg. gabapentin capsules, which certified Purepac’s opinion that the proposed Purepac products do not infringe Warner-Lambert’s U.S. Patent 4,894,476 directed to gabapentin monohydrate and that the ’476 Patent is invalid in view of the prior art. In June 1998 Warner-Lambert filed a lawsuit in the U.S. District Court for the District of New Jersey against Purepac and Faulding Inc., its parent company, for infringement of the ’476 Patent and U.S. Patent 5,084,479 directed to a method for treating neurodegenerative diseases with compounds including gabapentin. The defendants filed a counterclaim for unfair competition under New Jersey law based upon alleged improper listing of the’476 Patent in the FDA “Orange Book” and alleged absence of probable cause for filing suit on the ’476 and ’479 Patents. In August 1999 the court denied the defendants’ motion for summary judgment of non-infringement of the ’476 and ’479 Patents, and in December 2000 the court denied the Company’s motion for summary judgment dismissing the defendants’ counterclaim for unfair completion but bifurcated this counterclaim from the patent infringement claims for discovery and trial. Discovery on the patent infringement claims is in progress.

      In May 1998 Warner-Lambert received two ANDA notice letters from TorPharm, Inc., relating to 100 mg., 300 mg., and 400 mg. gabapentin capsules, which certified TorPharm’s opinion that the proposed products of its Apotex Corp. agent do not infringe Warner-Lambert’s U.S. Patents 4,894,476 and 5,084,479. Warner-Lambert filed a lawsuit in the U.S. District Court for the Northern District of Illinois for infringement of the ’476 and ’479 Patents. In April 1999 the court denied the defendants’ motion for summary judgment of non-infringement of the ’479 Patent. Discovery is in progress. On March 2 the court granted the defendants’ motion for summary judgment of non-infringement of the ’476 Patent.

      In November 1999 Warner-Lambert received an ANDA notice letter from Faulding Inc., related to 600 mg. and 800 mg. gabapentin tablets, which certified Faulding’s opinion that the proposed products of its Purepac Pharmaceutical Co. subsidiary do not infringe the ’476 Patent and that this patent is invalid in view of the prior art. In December 1999 Warner-Lambert filed a lawsuit in the U.S. District Court for the District of New Jersey for infringement of the ’476 and ’479 Patents. The defendants filed counterclaims for unfair competition under New Jersey law and federal antitrust law violations, and in December 2000 the Court denied the Company’s motion to dismiss these counterclaims. Discovery is in progress.

      In November 1999 Apotex Corp. and Apotex Inc. filed suit against Warner-Lambert in the U.S. District Court for the Northern District of Illinois alleging federal antitrust violations. Warner-Lambert filed a motion to dismiss the action which was granted. Apotex subsequently added antitrust counterclaims to the copending gabapentin capsule patent infringement suit in the Northern District of Illinois. This counterclaim has been stayed pending resolution of the patent infringement issues.

      In February 1999 Geneva Pharmaceuticals, Inc., filed an action in the U.S. District Court for the Eastern District of Michigan against Warner-Lambert for a declaratory judgment that its proposed 100 mg., 300 mg. and 400 mg. gabapentin capsule products do not infringe the ’476 Patent directed to gabapentin monohydrate. This action has been transferred to the U.S. District Court for the District of New Jersey. Discovery is in progress. The Company’s motion to dismiss this complaint and Geneva’s motion for summary judgment of non-infringement are pending.

      On April 25, 2000, U.S. Patent 6,054,482, which claims anhydrous gabapentin formulations containing low levels of lactam and mineral acid, was issued to Warner-Lambert’s Godecke Aktiengesellschaft subsidiary (Godecke). This patent was listed in the FDA’s “Orange Book” under the Company’s Neurontin capsule and tablet products on the same day. On April 28 Purepac Pharmaceutical Co. (Purepac) and Faulding Inc. filed suit in the U.S. District Court for the District of New Jersey against Warner-Lambert and Godecke for a declaratory judgment that the ’482 Patent is invalid and would not be infringed by Purepac’s proposed gabapentin capsule and tablet products. On June 15 Warner-Lambert and Godecke moved to dismiss the complaint, and also filed suit in the same court against Purepac and Faulding Inc. seeking orders enjoining them from pursuing their declaratory judgment action and compelling them to submit appropriate certifications to the FDA regarding the ’482 Patent. This suit also alleges infringement of the ’482 Patent. On June 15 Warner-Lambert received a notice letter from Purepac and Faulding Inc. which certified their position that the proposed Purepac gabapentin tablet and capsule products do not infringe the ’482 Patent. On July 20, Pfizer, Warner-Lambert, and Godecke filed another suit in federal court in New Jersey against Purepac and Faulding Inc. for infringement of the ’482 Patent. The defendant’s answer to this last suit includes counterclaims for antitrust violations under the Sherman Act and unfair competition. The three suits were consolidated and the April 28 suit was dismissed by the court. On November 27 the Company filed a motion to dismiss the counterclaims in the July 20 suit and on January 16, 2001, the defendants filed a motion for summary judgment of non-infringement. Discovery is in progress.

      On June 15, 2000, Warner-Lambert received a notice letter from TorPharm, Inc., certifying its opinion that the proposed gabapentin capsule products of its Apotex Corp. agent do not infringe the ’482 Patent. On July 20 Pfizer, Warner-Lambert, and Godecke filed suit in the U.S. District Court for the Northern District of Illinois for infringement of the ’482 Patent. The defendant’s answer includes counterclaims for antitrust violations under the Sherman Act. On November 6 the Company filed a motion to dismiss these counterclaims. On March 7 the defendants filed a motion for summary judgment of non-infringement.

      On July 25, 2000, Warner-Lambert received a notice letter from Teva Pharmaceuticals USA (Teva), relating to 600 mg. and 800 mg. gabapentin tablets, which certified Teva’s opinion that its proposed products do not infringe the ’482 Patent, and on September 7 a similar notice letter relating to 100 mg., 300 mg., and 400 mg. gabapentin capsules, which also stated Teva’s opinion that the ’482 Patent is invalid. On August 24 and September 20, Pfizer, Warner-Lambert, and Godecke filed two lawsuits, for tablets and capsules respectively, in the U.S. District Court for the District of New Jersey against Teva and Teva Pharmaceuticals Industries Ltd. for infringement of the ’482 Patent.

      On October 2, 2000, the Company filed a motion with the Federal Judicial Panel on Multidistrict Litigation to consolidate all of the above-identified patent cases involving U.S. Patent 6,054,482 for pretrial proceedings in the U.S. District Court for the District of New Jersey. Purepac/Faulding Inc. and

Apotex/TorPharm filed oppositions. This motion was granted on February 5.

      In November 2000, Warner-Lambert and Godecke received notice letters from Zenith Goldline Pharmaceuticals, Inc., relating to its proposed 100 mg., 300 mg. and 400 mg. gabapentin capsules, certifying Zenith’s opinion that the Company’s ’482 Patent is invalid. On December 14, Pfizer Inc., Warner-Lambert and Godecke filed suit in the U.S. District Court for the District of New Jersey against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc. and Ivax Corporation (Zenith’s parent company) for infringement of the ’482 Patent. In December 2000 Warner-Lambert received a notice letter from Zenith Goldline Pharmaceuticals, Inc. notifying Warner-Lambert that Zenith had filed an ANDA on 600 mg. and 800 mg. gabapentin tablets and certifying Zenith’s opinion that the ’482 Patent is invalid, and also that the ’476 Patent and the ’479 Patent are both invalid and would not be infringed by the manufacture, use or sale of the proposed Zenith tablet product. In January and February the Company filed suits against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc. and Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the ’482 Patent (January suit) and the ’476 and ’479 Patents (February suit). In February 2001, the Company received a comparable notice letter from Zenith directed to proposed 100 mg., 300 mg. and 400 mg. gabapentin tablet products. The letter is being evaluated by the Company.

      In February 2001, Warner-Lambert received a notice letter from EON Labs Manufacturing, Inc. relating to its proposed 100 mg., 300 mg. and 400 mg. gabapentin capsule products, certifying EON’s opinion that the Company’s ’482, ’476 and ’479 Patents would not be infringed by the manufacture, use or sale of the proposed EON products. This letter is being evaluated by the Company

Celebrex Litigation

      On April 11, 2000, the University of Rochester filed a patent infringement action in the U.S. District Court for the Western District of New York against the Company, G.D. Searle & Co., Inc., Monsanto Co., and Pharmacia Corp., under its U.S. Patent 6,048,850, relating to the use of COX-2 inhibiting compounds. It is alleged that sales of Celebrex infringe the broad method of use claims of this patent. The Company has answered denying infringement. Discovery is in progress. No trial date has been set.

Quinapril Patents

      In January 1999 Warner-Lambert received a letter from Teva Pharmaceuticals USA informing it that Teva had filed an ANDA on 40 mg. quinapril hydrochloride tablets allegedly bioequivalent to the Company’s Accupril product. This letter also certified Teva’s opinion that the Company’s U.S. Patent 4,473,450, which is directed to stable formulations of ACE inhibitor compounds and expires in February 2007, is invalid, and further informed us that manufacture, use and sale of the proposed product would await expiration of the basic product patent on quinapril hydrochloride (U.S. Patent 4,344,949) in October 2002. In March Warner-Lambert filed suit against Teva Pharmaceuticals USA in the U.S. District Court for the District of New Jersey for infringement of the ’450 Patent. Discovery is in progress. No trial date has yet been scheduled.

      Two additional ANDA notification letters related to quinapril hydrochloride tablets were received by the Company in January 2001, one from Geneva Pharmaceuticals, Inc. and another from Andrx Pharmaceuticals, LLC. These letters certify opinions that the ’450 Patent is invalid and would not be infringed by the proposed generic products.

Schneider Catheter Litigation

      On July 28, 2000, Dr. Tassilo Bonzel filed a suit against the Company and various currently or formerly affiliated codefendants in Minnesota state court alleging breach of contract, fraudulent transfer of his license agreement with Schneider (Europe) AG, unjust enrichment, breach of fiduciary duty, tortious interference with contractual relationship, and civil conspiracy, and seeking a declaratory judgment that Dr. Bonzel is free to terminate the aforementioned license agreement. The claims arise from the Company’s 1998 sale of the Schneider companies to Boston Scientific Corporation (BSC), which is named in Dr. Bonzel’s complaint as an involuntary plaintiff. On August 28 the Company and BSC removed the suit to the U.S. District Court for the District of Minnesota and on August 30 Dr. Bonzel filed a motion to remand it to state court, which the Company and BSC opposed. This motion to remand was granted on February 6. Additionally, on September 18 BSC filed a motion with the federal court in Minnesota to be dismissed from this action as an involuntary plaintiff. This motion was also granted on February 6. On September 5 BSC filed an action in the U.S. District Court for the District of Massachusetts for a declaratory judgment that its license with Dr. Bonzel cannot be revoked and thus that it would not be infringing Dr. Bonzel’s patents on rapid exchange catheters. This Massachusetts action has been dismissed on the basis of lack of justiciable case or controversy.

Trademark and Unfair Competition

Trovan Trademark

      On September 22, 1999, the jury in a trademark-infringement litigation brought against Pfizer in the U.S. District Court for the Central District of California by Trovan Ltd. and Electronic Identification Devices, Ltd., relating to use of the Trovan mark for trovafloxacin issued a verdict in favor of the plaintiffs with respect to liability, holding that the Company had infringed Trovan Ltd.’s mark and had acted in bad faith. Following a further damage trial, on October 12, 1999, the jury awarded Trovan Ltd. a total of $143 million in damages, comprising $5 million actual damages, $3 million as a reasonable royalty and $135 million in punitive damages. The court held a hearing on December 27, 1999, on whether to award the plaintiffs profits based on the Company’s sales of Trovan and, if so, the amount of same. On February 24, 2000, the court entered judgment on the jury verdict and enjoined the Company’s use of the Trovan mark effective October 16, 2000. The plaintiff’s request to be awarded the Company’s profits from Trovan sales and for treble damages was denied. Following a hearing on March 24, 2000 the court vacated its previous rulings based on the jury verdicts, including the injunction against continued use of Trovan and the cancellation of the Company’s U.S. trademark registration, and granted the motion for mistrial. The court also granted the Company’s remittitur motions, eliminating the “reasonable royalty” award ($3 million) and reducing the maximum damages award from $8 million to $500,000 and the maximum enhanced award from $135 million to $1.5 million. The plaintiffs have appealed to the Ninth Circuit Court of Appeals the district court’s refusal to enjoin the Company’s continued use of the Trovan trademark. Additionally, the district court (at the plaintiffs’ request) has certified certain legal issues to the Ninth Circuit for determination before the case is retried.

Zyrtec Litigation

      On October 5, 1998, Schering-Plough, Inc., sought, in the U.S. District Court for the Southern District of New York, and was denied, a temporary restraining order and moved for a temporary injunction based on its allegations that Pfizer breached a 1996 settlement agreement arising from an earlier Lanham Act suit involving the promotion of Zyrtec, in competition with Schering’s Claritin. On appeal to the Second Circuit Court of Appeals, the decision denying Schering’s request for a preliminary injunction was vacated and the case was remanded to the District Court. The Second Circuit found that the District Court should have made more detailed findings on the reliability of the surveys used to support the motion. Following a hearing, the District Court entered a preliminary injunction which prohibits Pfizer from claiming that Zyrtec is non-sedating or essentially non-sedating. A trial on a permanent injunction is anticipated in 2002.

Products Liability Litigation

Shiley Incorporated

      As previously disclosed, a number of lawsuits and claims have been brought against the Company and Shiley Incorporated, a wholly owned subsidiary, alleging either personal injury from fracture of 60 degree or 70 degree Shiley Convexo Concave (“C/C”) heart valves, or anxiety that properly functioning implanted valves might fracture in the future, or personal injury from a prophylactic replacement of a functioning valve.

      In an attempt to resolve all claims alleging anxiety that properly functioning valves might fracture in the future, the Company entered into a settlement agreement in January 1992 in Bowling v. Shiley, et al., a case brought in the U.S. District Court for the Southern District of Ohio, that established a worldwide settlement class of people with C/C heart valves and their spouses, except those who elected to exclude themselves. The settlement provided for a Consultation Fund of $90 million, which was fixed by the number of claims filed, from which valve recipients received payments that are intended to cover their cost of consultation with cardiologists or other health care providers with respect to their valves. The settlement agreement established a second fund of at least $75 million to support C/C valve-related research, including the development of techniques to identify valve recipients who may have significant risk of fracture, and to cover the unreimbursed medical expenses that valve recipients may incur for certain procedures related to the valves. The Company’s obligation as to coverage of these unreimbursed medical expenses is not subject to any dollar limitation. Following a hearing on the fairness of the settlement, it was approved by the court on August 19, 1992, and all appeals have been exhausted.

      Generally, plaintiffs in heart valve litigations seek money damages. Based on the experience of the Company in defending these claims to date, including insurance proceeds and reserves, the Company is of the opinion that such actions should not have a material adverse effect on the financial position or results of the Company. Litigation involving insurance coverage for the Company’s heart valve liabilities has been resolved.

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

      Since Rezulin’s withdrawal from the market, a number of suits and claims against Warner-Lambert (and in some instances against the Company as well) have been filed. As of the beginning of January 2001, 46 Federal and 16 state class action suits have been filed seeking medical monitoring; Federal and state suits seeking damages or restitution for personal injuries on behalf of about 1,100 Rezulin patients; and claims on behalf of 160 Rezulin patients.

      The cases filed in or removed to Federal courts have been consolidated for certain pretrial purposes in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multi-District Litigation, and the class actions seeking medical monitoring are being consolidated under a single class complaint. Most of these cases are in early stages of discovery.

      The Company is defending these actions and, considering its insurance and reserves, is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Trovan

      During May and June, 1999, the FDA and the European Union’s Committee for Proprietary Medicinal Products (CPMP) reconsidered the approvals to market Trovan, a broad-spectrum antibiotic, following post-market reports of severe adverse liver reactions to the drug. On June 9, 1999, the Company announced that, regarding the marketing of Trovan in the United States, it had agreed to restrict the indications, limit product distribution, make certain other labeling changes and communicate revised warnings to health care professionals in the United States. On July 1, 1999, Pfizer received the opinion of the CPMP recommending a one-year suspension of the licenses to market Trovan in the European Union. The CPMP opinion has been finalized in a Final Decision by the European Commission.

      Since June 1999, several suits, in both Federal and state courts, and claims, on behalf of approximately 30 Trovan patients have been received by the Company alleging liver injuries due to ingestion of Trovan. Approximately half of these matters have been resolved. There are also three purported state court class actions seeking damages and injunctive relief on behalf of Trovan patients and their spouses. The cases are in early stages of discovery.

      The Company is defending these actions and, considering its insurance and reserves, is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Asbestos Matters

      Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. (“Quigley”), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company’s sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both have been members of the Center for Claims Resolution (the “CCR”), a joint defense organization of several defendants that has been defending these claims. The Company and Quigley have been responsible for varying percentages of defense and liability payments for all members of the CCR. With the reformation and/or dissolution of CCR, the Company and Quigley will defend the litigation separately from other CCR members. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company, but most have been resolved and none are active.

      As of December 2000, there were 58,346 personal injury claims pending against Quigley and 33,165 such claims against the Company (excluding those that are inactive or have been settled in principle), and 67 talc cases against the Company.

      The Company believes that its costs incurred in defending and ultimately disposing of the asbestos personal injury claims, as well as the property damage and talc claims, will be largely covered by insurance policies issued by several primary insurance carriers and a number of excess carriers that have agreed to provide coverage, subject to deductibles, exclusions, retentions and policy limits. Litigation against excess insurance carriers seeking damages and/or declaratory relief to secure their coverage obligations has been largely resolved.

      From 1967 to 1982, a Warner-Lambert subsidiary owned American Optical Company, which at certain times manufactured a line of personal protective clothing and respirators for use in general industrial settings. Certain of the protective clothing items (e.g., certain gloves) contained asbestos. American Optical discontinued production of protective clothing in 1976, and sold its protective clothing business in its entirety in 1977. In May 1982, Warner-Lambert sold American Optical. As part of that sale, the Warner-Lambert subsidiary agreed to indemnify the purchaser against product liability claims arising out of alleged use or exposure to American Optical products up to the date of closing.

      As of December 2000, American Optical was named a defendant in lawsuits involving approximately 41,429 individual plaintiffs. Approximately two-thirds of these lawsuits involve claims for asbestos-related disease developed as a result of exposure to asbestos-containing protective clothing allegedly manufactured by American Optical. The remaining one-third consists of claims for silica-related disease developed as a result of exposure to silica while using allegedly defective respirators manufactured by American Optical.

      Based on the Company’s experience in defending the claims to date and considering its insurance and reserves, the Company is of the opinion that the actions should not have a material adverse effect on the financial position or results of the Company.

Rimadyl

      In October 1999 the Company was sued in an action seeking unspecified damages, costs and attorney’s fees on behalf of a purported class of people whose dogs had suffered injury or death after ingesting Rimadyl, an antiarthritic medication for older dogs. The suit, which was filed in state court in South Carolina, is in the early pretrial stages. The Company is defending this action and is of the opinion that it should not have a material adverse effect on the financial position or results of the Company.

Consumer Litigation

Plax

      FDA administrative proceedings relating to Plax are pending, principally an industry-wide call for data on all anti-plaque products by the FDA. The call-for-data notice specified that products that have been marketed for a material time and to a material extent may remain on the market pending FDA review of the data, provided the manufacturer has a good faith belief that the product is generally recognized as safe and effective and is not misbranded. The Company believes that Plax satisfied these requirements and prepared a response to the FDA’s request, which was filed on June 17, 1991. This filing, as well as the filings of other manufacturers, is still under review and is currently being considered by an FDA Advisory Committee. The Committee has issued a draft report recommending that plaque removal claims should not be permitted in the absence of data establishing efficacy against gingivitis. The process of incorporating the Advisory Committee recommendations into a final monograph is expected to take several years. If the draft recommendation is ultimately accepted in the final monograph, although it would have a negative impact on sales of Plax, it will not have a material adverse effect on the sales, financial position or results of the Company.

      On January 15, 1997, an action was filed in Circuit Court, Chambers County, Alabama, purportedly on behalf of a class of consumers, variously defined by the laws or types of laws governing their rights and encompassing residents of up to 47 states. The complaint alleges that the Company’s claims for Plax were untrue, entitling them to a refund of their purchase price for purchases since 1988. The court has orally issued an order denying class certification.

Pediculicides

      Since December 1998, six actions have been filed, in state courts in Texas, California,

Illinois and Louisiana, purportedly on behalf of statewide or nationwide classes of consumers who allege that Pfizer’s and/or Warner-Lambert’s and other manufacturers’ advertising and promotional claims for Pfizer’s Rid and Warner-Lambert’s Nix and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. One of the Texas cases has been voluntarily dismissed, the Louisiana case has been resolved, and we obtained summary judgment in the California case. Proceedings in the other Texas case and Illinois cases are still in early stages.

      The Company is defending these actions and is of the opinion that they should not have a material adverse effect on the financial position or results of the Company.

Desitin

      In December 1999 and January 2000, two suits were filed in California state courts against the Company and other manufacturers of zinc oxide-containing powders. The first suit was filed by the Center for Environmental Health and the second was filed by an individual plaintiff on behalf of a purported class of purchasers of baby powder products. The suits generally allege that the label of Desitin powder violates California’s “Proposition 65” by failing to warn of the presence of lead, which is alleged to be a carcinogen. In January, 2000, the Company received a notice from a California environmental group alleging that the labeling of Desitin ointment and powder also violates Proposition 65 by failing to warn of the presence of cadmium, which is alleged to be a carcinogen. Several other manufacturers of zinc oxide-containing topical baby products have received similar notices. The Company believes that the labeling for Desitin complies with applicable legal requirements.

Diabinese (Brazil)

      In June, the Ministry of Justice of the State of Sao Paulo, Brazil, commenced a civil public action against the Company’s Brazilian subsidiary, Laboratorios Pfizer Ltda. (“Pfizer Brazil”) asserting that during a period in 1991 Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action sought the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. In February 1996, the trial court issued a decision holding Pfizer Brazil liable. The trial court’s opinion also established the amount of moral damages for individuals who might make claims later in the proceeding and set out a formula for calculating the payment into the public reserve fund which could have resulted in a sum of approximately $88 million. Pfizer Brazil appealed this decision. In September 1999, the appeals court issued a ruling upholding the trial court’s decision as to liability. However, the appeals court decision overturned the trial court’s decision concerning damages, ruling that criteria to apply in the calculation of damages, both as to individuals and as to payment of any amounts to the reserve fund, should be established only in a later stage of the proceeding. The Company believes that this action should not have a material adverse effect on the financial position or results of the Company.

Employment Litigation

      A wholly-owned subsidiary of Warner-Lambert has been named as a defendant in class actions filed in Puerto Rico Superior Court by current and former employees from the Vega Baja, Carolina and Fajardo plants, as well as Kelly Services temporary employees assigned to those plants. The lawsuits seek monetary relief for alleged violations of local statutes and decrees relating to meal period payments, minimum wage, overtime and vacation pay. The Company is defending these actions and is of the opinion that they should not have a material adverse effect on the financial position or results of the Company.

Antitrust

Brand-Name Prescription Drugs Antitrust Litigation

      In 1993, both Pfizer and Warner-Lambert were named, together with numerous other manufacturers of brand-name prescription drugs and certain companies that distribute brand-name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies, alleging that the manufacturers violated the Sherman Act by agreeing not to give retailers certain discounts and that the failure to give such discounts violated the Robinson Patman Act. A class action was brought on the Sherman Act claim, as well as additional actions by approximately 3,500 individual retail pharmacies and a group of chain and supermarket pharmacies (the “individual actions”) on both the Sherman Act and Robinson Patman Act claims. A retailer class was certified in 1994 (the “Federal Class Action”). In 1996, fifteen manufacturer defendants, including Pfizer and Warner-Lambert, settled the Federal Class Action. Pfizer’s share was $31.25 million and Warner-Lambert’s share was $15.1 million. Trial began in September 1998 for the class case against the non-settlers, and the District Court also permitted the opt-out plaintiffs to add the wholesalers as named defendants in their cases. The District Court dismissed the case at the close of the plaintiffs’ evidence. The plaintiffs appealed and, on July 13, 1999, the Court of Appeals upheld most of the dismissal but remanded on one issue, while expressing doubts that the plaintiffs could prove any damages. The District Court has since opined that the plaintiffs cannot prove such damages.

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

      The Company believes that these brand-name prescription drug antitrust cases, which generally seek damages and certain injunctive relief should not have a material adverse effect on the financial position or results of the Company.

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

Former Food Science Division

      In 1999, the Company pleaded guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltols from December 1989 until December 1995, and paid a total fine of $20 million. The activities at issue involved the Company’s former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company’s current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Five purported class action suits involving these products have been filed against the Company; two in California State Court, and three in New York Federal Court. The Company does not believe that this plea and settlement, or civil litigation involving these products, should have a material adverse effect on the financial position or results of the Company.

Environmental Matters

      The operations of the Company are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA” or “Superfund”), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state Superfund laws. Such designations are made regardless of the extent of the Company’s involvement. The Company owns or previously owned several sites for which it may be the sole responsible party. There are also claims that the Company may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state, local and foreign laws.

      To the extent possible with the limited amount of information available at this time, the Company has evaluated its responsibility for costs and related liability with respect to the above sites and is of the opinion that the Company’s liability with respect to these sites should not have a material adverse effect on the financial position or results of the Company. In arriving at this conclusion, the Company has considered, among other things, the payments that have been made with respect to the sites in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocate defense and remedial costs at such sites; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs for a site, if known; existing technology; and the currently enacted laws and regulations. The Company anticipates that a portion of these costs and related liability will be covered by available insurance.

FDA Required Post-Marketing Reports

      In April 1996, Pfizer received a Warning Letter from the FDA relating to the timeliness and completeness of required post-marketing reports for pharmaceutical products. The letter did not raise any safety issue about Pfizer drugs. The Company has been implementing remedial actions designed to remedy the issues raised in the letter. During 1997, the Company met with the FDA to apprise them of the scope and status of these activities. A review of the Company’s new procedures was undertaken by FDA in 1999. The Company and Agency met to review the findings of this review and agreed that commitments and remedial measures undertaken by the Company related to the Warning Letter have been accomplished. The Company agreed to keep the Agency informed of its activities as it continues to modify its processes and procedures.

Neurontin Investigation

      Certain employees of Warner-Lambert were served with subpoenas in January 2000, by the U.S. Attorney’s office in Boston, Massachusetts, directing them to provide testimony before a federal grand jury in Boston. The U.S. Attorney’s office is conducting an inquiry into Warner-Lambert’s promotion of Neurontin. The Company is cooperating with the inquiry and cannot predict what the outcome of the investigation will be.

      In addition, a former employee of Warner-Lambert has commenced a civil lawsuit in the U.S. District Court for the District of Massachusetts against Warner-Lambert, on behalf of the United States, under 31 U.S.C. 3730. The lawsuit alleges that the company has violated the Federal False Claims Act based on certain alleged sales and marketing practices concerning its drugs Neurontin and Accupril. The Company is defending this action and is of the opinion that it should not have a material adverse effect on the financial position or results of the Company.

Merger Litigation

      In November 1999, following the announcement by Warner-Lambert of its executions of the American Home Products Corporation (AHP) Merger Agreement, Pfizer filed suit against Warner-Lambert, its board of directors and AHP, seeking to invalidate certain provisions in the AHP Merger Agreement and enjoin their implementation. Pursuant to a settlement agreement executed on February 6, 2000, in connection with the termination of the AHP Merger Agreement and the execution of the Pfizer Merger Agreement, Warner-Lambert, AHP and Pfizer entered into settlement agreements with respect to this litigation. Shortly thereafter the litigation against AHP was dismissed with prejudice and the litigation between Pfizer and Warner-Lambert was dismissed without prejudice.

      Warner-Lambert, its Directors and AHP have been named in approximately 40 lawsuits in Delaware Chancery Court, one lawsuit in Morris County, New Jersey, and two lawsuits in federal court in New Jersey brought on behalf of purported classes of Warner-Lambert’s shareholders. These lawsuits involve allegations similar to those contained in Pfizer’s lawsuit, referred to above, and contain additional allegations, including that the consideration to be paid to Warner-Lambert’s shareholders in the proposed merger with AHP was inadequate. The Company is defending these actions and is of the opinion that they should not have a material adverse effect on the financial position or results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

      As of March 8, 2001, the following executive officers of the Company hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders.

Name	Age	Position

M. Kenneth Bowler	58	Vice President – Federal Government Relations

Loretta V. Cangialosi	42	Vice President; Corporate Controller

C. L. Clemente	63	Executive Vice President, Corporate Affairs; Secretary and Corporate Counsel; Member of the Pfizer Inc Leadership Team

Peter B. Corr	52	Senior Vice President; Executive Vice President, Pfizer Global Research and Development; President, Worldwide Development

Gary N. Jortner	55	Vice President; Senior Vice President, Product Development – Pfizer Pharmaceuticals Group

Karen L. Katen	52	Senior Vice President; Executive Vice President – Pfizer Pharmaceuticals Group and President – U.S. Pharmaceuticals; Member of the Pfizer Inc Leadership Team

J. Patrick Kelly	43	Vice President; Senior Vice President – Worldwide Marketing – Pfizer Pharmaceuticals Group

Alan G. Levin	38	Vice President – Finance

Henry A. McKinnell	58	Chief Executive Officer and President; President – Pfizer Pharmaceuticals Group; Member of the Pfizer Inc Leadership Team

Paul S. Miller	61	Executive Vice President; General Counsel; Member of the Pfizer Inc Leadership Team

George M. Milne, Jr.	57	Senior Vice President; Executive Vice President, Pfizer Global Research and Development; President, Worldwide Strategic and Operations Management

John F. Niblack	62	Vice Chairman; President, Pfizer Global Research and Development; Member of the Pfizer Inc Leadership Team

Robert W. Norton	57	Senior Vice President, Corporate Human Resources; Member of the Pfizer Inc Leadership Team

Richard A. Passov	42	Vice President; Treasurer

David L. Shedlarz	52	Executive Vice President and Chief Financial Officer; Member of the Pfizer Inc Leadership Team

Mohand Sidi Said	62	Vice President; Senior Vice President – Pfizer Pharmaceuticals Group and Area President – Asia/Africa/Latin America/Middle East

William C. Steere, Jr.	64	Chairman of the Board

Frederick W. Telling	49	Vice President, Corporate Strategic Planning and Policy

Information concerning Messrs. Steere and Shedlarz, Ms. Katen and Drs. McKinnell and Niblack is incorporated by reference from the discussion under the captions Nominees for Directors Whose Terms Expire in 2004, Directors Whose Terms Expire in 2003 and Named Executive Officers Who Are Not Directors in our proxy statement for the 2001 Annual Meeting of Shareholders.

M. Kenneth Bowler

Dr. Bowler joined us in 1989 and was elected Vice President – Federal Government Relations in 1990. He formerly served as Staff Director for the House Ways and Means Committee. Dr. Bowler also was on the faculty of the University of Maryland as an Assistant Professor in the Political Science Department.

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

C. L. Clemente

Mr. Clemente joined us in the Legal Division in 1964 and has served in a number of domestic and international positions. In 1992, he was elected Senior Vice President – Corporate Affairs; Secretary and Corporate Counsel. Mr. Clemente served in that capacity until he was elected our Executive Vice President – Corporate Affairs; Secretary and Corporate Counsel in May 1999. He is a member of the Pfizer Inc Leadership Team.

Peter B. Corr

Dr. Corr was appointed Senior Vice President, Pfizer Inc., Executive Vice President, Pfizer Global Research and Development, and President, Worldwide Development upon the acquisition of Warner-Lambert in June 2000. Previously, Dr. Corr was Vice President, Warner-Lambert and President, Warner-Lambert/Parke-Davis Pharmaceutical Research and Development from 1998 to June 2000. He was Senior Vice President, Discovery Research, Monsanto/Searle from 1996 to 1998; and Vice President, Discovery Research, Monsanto/Searle from 1994 to 1996.

Gary N. Jortner

Mr. Jortner joined us in 1973 as a Systems Analyst for Pfizer Pharmaceuticals. He has been one of our Vice Presidents since 1992 and was appointed Group Vice President, Disease Management – U.S. Pharmaceuticals Group in 1994. In 1997, he became Vice President, Product Development – Pfizer Pharmaceuticals Group, and was promoted to Senior Vice President, Product Development – Pfizer Pharmaceuticals Group in 1998.

J. Patrick Kelly

Mr. Kelly joined us in 1981 as a Marketing Research Associate in the Pharmaceuticals Division. In 1996, he was elected one of our Vice Presidents and, in 1997, was named Senior Vice President, Disease Management – U.S. Pharmaceuticals. Later that year he became Vice President – Pfizer Pharmaceuticals Group and Senior Vice President – U.S. Pharmaceuticals. In 1998, Mr. Kelly was named Senior Vice President – Worldwide Marketing – Pfizer Pharmaceuticals Group.

Alan G. Levin

Mr. Levin joined us in 1987 as Senior Operations Auditor for the Controller’s Division. He was elected Treasurer in 1995 and in 1997 was named a Vice President of the Company with additional oversight responsibilities for the Corporate Tax Division. In August 2000, Mr. Levin was elected Vice President – Finance.

Paul S. Miller

Mr. Miller joined the Legal Division in 1971. In 1992, he was elected Senior Vice President and General Counsel. He has served in his current capacity as Executive Vice President and General Counsel since May 1999. He is a member of the Pfizer Inc Leadership Team.

George M. Milne, Jr.

Dr. Milne joined us in 1970 as a Research Scientist. He was appointed President of our Central Research Division in 1993. In May 1999 Dr. Milne was elected a Senior Vice President of the Company and in April 2000 was named Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. Dr. Milne is a Director of Mettler-Toledo Corporation, Inc.

Robert W. Norton

Mr. Norton joined us in 1969 in the Corporate Personnel Division. He has held a number of international as well as domestic positions in human resources and from 1985 to 1997 he was our senior International Human Resources Executive. In 1997, he was appointed Senior Vice President, Employee Resources, Pfizer Pharmaceuticals Group and elected Senior Vice President, Corporate Human Resources, in February 2001. He is a member of the Pfizer Inc Leadership Team.

Richard A. Passov

Mr. Passov joined us in 1997 as Assistant Treasurer, Treasury Planning and became Assistant Treasurer, Affiliate Finance in January 2000. He was elected Vice President; Treasurer in August 2000. From 1991 to 1997, Mr. Passov worked for Intel Corporation.

Mohand Sidi Said

Mr. Sidi Said joined us in 1965 as a professional sales representative. During his career, he has held a variety of management assignments in Algeria, Morocco, Kenya, Egypt, France, Belgium and the United States. In 1996, he was elected one of our Vice Presidents and was also named Senior Vice President – Pfizer Pharmaceuticals Group and Area President – Asia/Africa/Latin America/Middle East.

Frederick W. Telling

Dr. Telling joined Pfizer Pharmaceuticals and Diagnostic Products Group in 1977 and progressed through a number of positions of increasing responsibility before being named Director of Planning for the Pharmaceuticals Division in 1981. In 1987, he was named Vice President of Planning and Policy for the U.S. Pharmaceuticals Group. In 1994, Dr. Telling was elected our Vice President, Corporate Strategic Planning and Policy.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The principal market for our Common Stock is the New York Stock Exchange. It is also listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table Quarterly Consolidated Financial Data on page 68 of our 2000 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

      Historical financial information is incorporated by reference from the Financial Summary on page 69 of our 2000 Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this item is incorporated by reference from the Financial Review on pages 30 through 40 of our 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management on page 39 of our 2000 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item is incorporated by reference from the Independent Auditors’ Report found on page 41 of our 2000 Annual Report and from the consolidated financial statements, related notes and supplementary data on pages 42 through 68 of our 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2001 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2000 10-K report.

ITEM 11. EXECUTIVE COMPENSATION

      Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Security Ownership of Officers and Directors in our proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Transactions in our proxy statement for the 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      14 (a)(1) Financial Statements The following consolidated financial statements, related notes, independent auditors’ report and supplementary data from the 2000 Annual Report to Shareholders are incorporated by reference into Item 8 of Part II of this report:

Page(s) in our 2000
Annual Report

Independent Auditors’ Report	41

Consolidated Statement of Income	42

Consolidated Balance Sheet	43

Consolidated Statement of Shareholders’ Equity	44

Consolidated Statement of Cash Flows	45

Notes to Consolidated Financial Statements	46-67

Quarterly Consolidated Financial Data (unaudited)	68

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

3(1)	-	Our Restated Certificate of Incorporation as of April 27, 2000, is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

3(2)	-	Our By-laws as amended April 27, 2000, are incorporated by reference from our 10-Q report for the period ended April 2, 2000.

4(1)	-	Our Rights Agreement dated as of October 6, 1997, with ChaseMellon Shareholders Services, L.L.C. is incorporated by reference from our report on Form 8-K dated October 6, 1997.

4(2)	-	Indenture dated as of January 30, 2001, between us and The Chase Manhattan Bank is incorporated by reference from our 8-K report filed on January 30, 2001.

4(3)	-	Except as set forth in Exhibit 4(1) and 4(2) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the Commission, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(1)	-	Stock and Incentive Plan as amended through July 1, 1999 is incorporated by reference from our

1999 10-K report.

10(2)	-	Pfizer Retirement Annuity Plan as amended through November 6, 1997 is incorporated by reference from our 1997 10-K report.

10(3)	-	The form of severance agreement with the Named Executive Officers identified in our Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference from our 1994 10-K report.

10(4)	-	Nonfunded Deferred Compensation and Supplemental Savings Plan is incorporated by reference from our 1996 10-K report.

10(5)	-	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(6)	-	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(7)	-	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(8)	-	The form of Indemnification Agreement with Directors is incorporated by reference from our 1996 10-K report.

10(9)	-	The form of Indemnification Agreement with Named Executive Officers is incorporated by reference from our 1997 10-K report.

10(10)	-	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(11)	-	Annual Retainer Unit Award Plan (for Non-Employee Directors) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(12)	-	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(13)	-	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(14)	-	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(15)	-	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(16)	-	Warner-Lambert Company Incentive Compensation Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(17)	-	Warner-Lambert Company Supplemental Pension Income Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(18)	-	Warner-Lambert Excess Savings Plan, formerly Warner-Lambert Supplemental Savings Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(19)	-	Warner-Lambert Company Executive Severance Plan, as amended, is incorporated by reference from Warner-Lambert’s 10-Q report for the quarter ended March 31, 1999.

10(20)	-	Summary of Annual Incentive Plan.

10(21)	-	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(22)	-	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2000.

10(23)	-	Employment Agreement, dated as of March 1, 2001, between us and Peter B. Corr.

12	-	Computation of Ratio of Earnings to Fixed Charges.

13(a)	-	The 2000 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not to be deemed “filed.”

21	-	Subsidiaries of the Company.

23.1	-	Consent of KPMG LLP, independent certified public accountants.

23.2	-	Consent and opinion of PricewaterhouseCoopers LLP, independent certified public accountants.

24	-	Power of Attorney (included as part of the signature page).

      14(b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the last quarter of 2000.

SIGNATURES

      Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

By: /s/ C.L. Clemente

Dated: March 27, 2001	C.L. Clemente, Executive Vice President, Secretary and Corporate Counsel

      We, the undersigned directors and executive officers of Pfizer Inc., hereby severally constitute C. L. Clemente and Margaret M. Foran, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our attorneys to any and all amendments to the Annual Report on Form 10-K.

      Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William C. Steere, Jr. ______________________________ (William C. Steere, Jr.)	Chairman of the Board, Director (Principal Executive Officer)	March 27, 2001

/s/ Henry A. McKinnell ______________________________ (Henry A. McKinnell)	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2001

/s/ David L. Shedlarz ______________________________ (David L. Shedlarz)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2001

/s/ Loretta V. Cangialosi ______________________________ (Loretta V. Cangialosi)	Vice President – Controller (Principal Accounting Officer)	March 27, 2001

Signatures	Title	Date

/s/ Michael S. Brown	Director	March 27, 2001
(Michael S. Brown)

/s/ M. Anthony Burns	Director	March 27, 2001
(M. Anthony Burns)

/s/ Robert N. Burt	Director	March 27, 2001
(Robert N. Burt)

/s/ W. Don Cornwell	Director	March 27, 2001
(W. Don Cornwell)

/s/ William H. Gray III	Director	March 27, 2001
(William H. Gray III)

/s/ George B. Harvey	Director	March 27, 2001
(George B. Harvey)

/s/ Constance J. Horner	Director	March 27, 2001
(Constance J. Horner)

/s/ William R. Howell	Director	March 27, 2001
(William R. Howell)

/s/ Stanley O. Ikenberry	Director	March 27, 2001
(Stanley O. Ikenberry)

/s/ Harry P. Kamen	Director	March 27, 2001
(Harry P. Kamen)

Signatures	Title	Date

/s/ George A. Lorch	Director	March 27, 2001
(George A. Lorch)

/s/ Alex J. Mandl	Director	March 27, 2001
(Alex J. Mandl)

/s/ Dana G. Mead	Director	March 27, 2001
(Dana G. Mead)

/s/ John F. Niblack	Vice Chairman and Director	March 27, 2001
(John F. Niblack)

/s/ Franklin D. Raines	Director	March 27, 2001
(Franklin D. Raines)

/s/ Ruth J. Simmons	Director	March 27, 2001
(Ruth J. Simmons)

/s/ Michael I. Sovern	Director	March 27, 2001
(Michael I. Sovern)

/s/ Jean-Paul Vallès	Director	March 27, 2001
(Jean-Paul Vallès)