Form 10-Q
period 2001-04-01
PFIZER INC
filed 2001-05-15
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

YES   X    NO

At May 11, 2001, 6,312,851,420 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
April 1, 2001

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Operations for the three months ended April 1, 2001 and April 2, 2000
Condensed Consolidated Balance Sheet at April 1, 2001 and December 31, 2000
Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2001 and April 2, 2000
Notes to Condensed Consolidated Financial Statements
Independent Auditors' Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 4.
Submission of Matters to a Vote of Security Holders

Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months Ended
(millions, except per share data)	April 1, 2001	April 2, 2000

Revenues	$7,645	$7,161

Costs and expenses:
Cost of sales	1,224	1,236
Selling, informational and administrative expenses	2,580	2,733
Research and development expenses	1,028	1,061
Merger-related costs	270	1,838
Other income-net	(57)	(117)

Income before provision for taxes on income and minority interests	2,600	410

Provision for taxes on income	668	613

Minority interests	2	1

Net income/(loss)	$1,930 ======	$ (204) ======

Earnings/(loss) per common share:
Basic	$ .31 ======	$ (.03) ======
Diluted	$ .30 ======	$ (.03) ======

Weighted average shares used to calculate earnings/(loss) per common share amounts:
Basic	6,247 ======	6,152 ======
Diluted	6,381 ======	6,152 ======

Cash dividends paid per common share	$ .11 ======	$ .09 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)	April 1, 2001*	Dec. 31, 2000**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,176	$ 1,099
Short-term investments	6,633	5,764
Accounts receivable, less allowance for doubtful accounts: $141 and $151	5,773	5,489
Short-term loans	138	140
Inventories
Finished goods	1,290	1,195
Work in process	1,146	1,074
Raw materials and supplies	453	433
Total inventories	2,889	2,702
Prepaid expenses and taxes	2,089	1,993
Total current assets	18,698	17,187
Long-term loans and investments	2,373	2,529
Property, plant and equipment, less accumulated depreciation: $4,868 and $4,709	9,601	9,425
Goodwill, less accumulated amortization: $406 and $300	1,797	1,791
Other assets, deferred taxes and deferred charges	2,677	2,578

Total assets	$35,146 =======	$33,510 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $134 and $150	$ 3,963	$ 4,289
Accounts payable	1,418	1,719
Dividends payable	--	696
Income taxes payable	1,057	850
Accrued compensation and related items	928	982
Other current liabilities	3,508	3,445
Total current liabilities	10,874	11,981
Long-term debt	1,888	1,123
Postretirement benefit obligation other than pension plans	575	564
Deferred taxes on income	602	380
Other noncurrent liabilities	3,459	3,386
Total liabilities	17,398	17,434

Shareholders' Equity
Preferred stock	--	--
Common stock	338	337
Additional paid-in capital	8,355	8,895
Retained earnings	21,444	19,599
Accumulated other comprehensive expense	(1,491)	(1,515)
Employee benefit trusts	(2,705)	(3,382)
Treasury stock, at cost	(8,193)	(7,858)

Total shareholders' equity	17,748	16,076
Total liabilities and shareholders' equity	$35,146 =======	$33,510 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 1, 2001	April 2, 2000
Operating Activities
Net income/(loss)	$1,930	$ (204)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	254	244
Gains on sales of equity investments	(17)	(135)
Costs associated with the withdrawal of Rezulin	--	103
Other	68	(360)
Changes in assets and liabilities	(421)	404

Net cash provided by operating activities	1,814	52

Investing Activities
Purchases of property, plant and equipment	(430)	(454)
Purchases of short-term investments	(2,690)	(2,783)
Proceeds from redemptions of short-term investments	1,879	1,942
Purchases of long-term investments	(40)	(1)
Proceeds from sales of long-term investments	67	161
Purchases of other assets	(85)	(44)
Proceeds from sales of other assets	35	57
Proceeds from the sale of business-net	--	79
Other investing activities	5	(38)

Net cash used in investing activities	(1,259)	(1,081)

Financing Activities
Increase in short-term debt	126	22
Decrease in short-term debt	(370)	(1,318)
Proceeds from issuances of long-term debt	753	1,550
Proceeds from common stock issuances	14	18
Purchases of common stock	(484)	--
Cash dividends paid	(680)	(541)
Stock option transactions and other	167	301

Net cash (used in)/provided by financing activities	(474)	32
Effect of exchange-rate changes on cash and cash equivalents	(4)	(1)
Net increase/(decrease) in cash and cash equivalents	77	(998)
Cash and cash equivalents at beginning of period	1,099	2,358

Cash and cash equivalents at end of period	$1,176 ======	$1,360 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (generally accepted accounting principles) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ending February 25, 2001 and February 27, 2000. We made certain reclassifications to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

Note 2:  Responsibility for Interim Financial Statements

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our company's latest Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Note 3: Adoption of New Accounting Standards

Accounting for Certain Sales Incentives

On January 1, 2001, we adopted the provisions of the Emerging Issues Task Force Issue No. 00-14, Accounting for Certain Sales Incentives, which address the income statement classification of certain sales incentives. As a result, we reclassified the cost of certain sales incentives from Selling, informational and administrative expenses to Revenues. We restated the prior period to reflect the current year presentation. These reclassifications have no effect on net income.

Derivative Financial Instruments and Hedging Activities

On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 and, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires us to recognize all derivative instruments as assets or liabilities in the balance sheet and measure them at fair value. Adoption of SFAS No. 138 and SFAS No. 133 did not have a material impact on our financial position, operating results or cash flows.

The following disclosures relate to derivative and hedging instruments as of April 1, 2001:

Purpose

Foreign Exchange Risk

A significant portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. Significant foreign exchange risk is also managed though the use of derivative financial instruments and Japanese yen denominated debt as follows:

  $3,915 million notional amount of foreign currency forward contracts are used to offset the potential earnings effects from short-term foreign currency assets and liabilities in mostly intercompany cross-border transactions that arise from operations. We have entered into such contracts primarily to sell euro, Japanese yen, U.K. pounds and Canadian dollars in exchange for U.S. dollars.
  $1,156 million of short-term Japanese yen debt is designated as a net investment hedge of our yen net investments in operations in order to limit the risk of adverse changes in the value of such investments.
  $438 million notional amount of foreign currency swaps are designated as cash flow hedges of a U.K. pound intercompany loan maturing in 2003 in order to reduce the variability in U.S. dollar cashflows related to the interest payments and the principal repayment.
  $143 million notional amount of foreign currency swaps are designated as fair value hedges of U.K. pound debt investments maturing through late 2001 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.
  $96 million notional amount of foreign currency swaps are designated as fair value hedges of Pfizer International Bank Europe euro loans maturing in late 2001 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.

Interest Rate Risk

Our interest-bearing investments, loans and borrowings are subject to interest rate risk. We invest and borrow primarily on a short-term or variable-rate basis. Significant interest rate risk is also managed though the use of derivative financial instruments as follows:

  $967 million notional amount of yen interest rate swaps maturing in 2003 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at 1.2%.
  $750 million notional amount of U.S dollar interest rate swaps maturing in 2006 are designated as fair value hedges of the changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate, " LIBOR".

Accounting Policies

All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship, as follows:

Foreign Exchange Risk

  We recognize the earnings impact of foreign currency forward contracts during the terms of the contracts, along with the earnings impact of the items they generally offset.
  We recognize the earnings impact of foreign currency swaps designated as cash flow or fair value hedges upon the recognition of the foreign exchange gain or loss on the translation to U.S. dollars of the hedged item.

Interest Rate Risk

  We recognize the earnings impact of interest rate swaps designated as cash flow hedges upon the recognition of the interest related to the hedged short-term debt.
  We recognize the earnings impact of interest rate swaps designated as fair value hedges upon the recognition of the change in fair value for interest rate risk related to the hedged long-term debt.

Any ineffectiveness in a hedging relationship is recognized immediately into earnings.

The financial statements include the following items related to the derivatives and other financial instruments serving as hedges or offsets:

Other current liabilities includes:
    fair value of foreign currency forward contracts
    fair value of foreign currency swaps

Other noncurrent liabilities includes:

    fair value of interest rate swaps designated as cash flow and fair value hedges and fair value of foreign currency swaps designated as cash flow hedges

Long-term debt includes:
    changes in the fair value of fixed rate debt hedged by interest rate swaps designated as fair value hedges

Accumulated other comprehensive expense includes changes in the:

    foreign exchange translation of yen debt and foreign currency swaps and interest rate swaps designated as cash flow hedges

Other income - net includes changes in the fair value of:
    foreign exchange forward contracts
    foreign currency swap contracts that hedge foreign exchange interest rate swap contracts that hedge interest expense

Note 4:  Merger-Related Costs

We have incurred the following merger-related costs:
	Three Months Ended
(millions of dollars)	April 1, 2001	April 2, 2000

Transaction costs related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger	$ --	$1,838
Integration costs	127	--
Restructuring charges	143	--
Total merger-related costs	$270 ====	$1,838 ======
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
(millions of dollars)	Charges Year 2000	Charges Three Months Ended April 1, 2001	Utilization Through April 1, 2001	Reserve April 1, 2001

Employee termination costs	$876	$103	$703	$276
Property, plant and equipment	46	34	80	--
Other	25	6	19	12
	$947 ====	$143 ====	$802 ====	$288 ====

Through April 1, 2001, the charges for employee termination costs represent the approved reduction of our work force by 5,624 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of April 1, 2001, 4,940 employees were terminated. We will complete terminations of the remaining personnel within one year of the notification. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. The deferred severance benefits are considered utilized and are included in Other noncurrent liabilities as of April 1, 2001 and December 31, 2000.

The impairment and disposal charges through April 1, 2001 for property, plant and equipment represent the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Other restructuring charges in the three months ended April 1, 2001 consist of charges for contract termination payments-$2 million ($18 million since inception of merger) facility closure costs-$1 million ($5 million since inception of merger) and assets we wrote off, including inventory and intangible assets-$3 million ($8 million since inception of merger).

At April 1, 2001, accrued restructuring charges are included in Other current liabilities.

Note 5:  Certain Significant Items

Included in Other income-net for the first quarter of 2001 are the following:

  Pre-tax gain on the sale of research-related equity investments of $17 million-We sold certain research-related equity investments for proceeds of $21 million. The investments had specific identification cost bases and were classified as available-for-sale.
  Co-promotion charge of $36 million.

Included in Other income-net for the first quarter of 2000 are the following:

  Pre-tax gain on the sale of research-related equity investments of $135 million-We sold certain research-related equity investments for proceeds of $161 million. The investments had specific identification cost bases and were classified as available-for-sale.
  Pre-tax costs associated with the withdrawal of Rezulin of $103 million-In the first quarter of 2000, we announced that we were discontinuing the sale of Rezulin. The one-time costs associated with the withdrawal of Rezulin include inventory write-offs.
  Pre-tax gain on the sale of the Omnicef brand of $39 million.

Note 6:  Financial Instruments-Long-Term Debt

In January 2001, we issued $750 million in senior unsecured notes under a $2.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000. The notes mature on February 1, 2006, with interest payable semi-annually, beginning on August 1, 2001, at a rate of 5.625%.

Note 7:  Comprehensive Income
	Three Months Ended
(millions of dollars)	April 1, 2001	April 2, 2000

Net income/(loss)	$1,930	$(204)
Other comprehensive expense:
Currency translation adjustment and hedges	135	(116)
Holding (loss)/gain arising during period, net of tax	(101)	146
Reclassification adjustment, net of tax	(10)	(93)
Net (loss)/gain on investment securities	(111)	53
Total other comprehensive income/(expense)	24	(63)
Total comprehensive income/(loss)	$1,954 ======	$(267) =====

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first quarter of 2001 was:
(millions of dollars)	2001

Opening balance	$(1,486)
Translation adjustments and hedges	135
Ending balance	$(1,351) =======

Note 8:  Earnings Per Share

Basic earnings per common share and diluted earnings per common share were computed as follows:
Three Months Ended
(millions, except per share data)	April 1, 2001	April 2, 2000

Net income/(loss)	$1,930 ======	$ (204) ======

Basic:
Weighted average number of common shares outstanding	6,247 ======	6,152 ======

Earnings/(loss) per common share	$ .31 ======	$ (.03) ======

Diluted:
Weighted average number of common shares outstanding	6,247	6,152
Common share equivalents-stock options and stock issuable under employee compensation plans	134	--

Weighted average number of common shares outstanding and common share equivalents	6,381 ======	6,152 ======

Earnings/(loss) per common share	$ .30 ======	$ (.03) ======

Stock options and stock issuable under employee compensation plans representing equivalents of 170 million shares of common stock were outstanding during the first quarter of 2000. These potential common shares were excluded from the computation of diluted earnings per share in 2000 because their inclusion would have had an antidilutive effect.

Note 9:  Segment Information

For the three months ended April 1, 2001 and April 2, 2000:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2001	$6,373	$1,272	$ --	$7,645
	2000	5,837	1,324	--	7,161

Segment profit	2001	$2,835	$231	$ (466)(1)	$2,600(2)
	2000	2,141	220	(1,951)(1)	410(2)

(1) Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

(2) Consolidated total equals income before provision for taxes on income and minority interests.

Note 10:  Subsequent Event

On April 26, 2001, our board of directors declared a $.11 per share second-quarter 2001 cash dividend on our common stock, payable on June 7, 2001 to all shareholders who own shares on May 18, 2001.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of April 1, 2001 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended April 1, 2001 and April 2, 2000. These condensed consolidated financial statements are the responsibility of the Company's management. The condensed consolidated financial statements for 2000 give retroactive effect to the merger on June 19, 2000 of Pfizer Inc. and Subsidiary Companies and Warner-Lambert Company and its subsidiaries which was accounted for as a pooling of interests.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 14, 2001

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Statement of Operations follow:
(millions of dollars, except per share data)	First Quarter
	2001	2000	% Change

Revenues	$7,645	$7,161	7

Cost of sales	1,224	1,236	(1)
% of revenues	16.0%	17.3%

Selling, informational and administrative expenses	2,580	2,733	(6)
% of revenues	33.7%	38.2%

R&D expenses	1,028	1,061	(3)
% of revenues	13.4%	14.8%

Merger-related costs	270	1,838	(85)
% of revenues	3.5%	25.7%

Other income-net	(57)	(117)	(52)

Income before taxes	$2,600	$ 410	534
% of revenues	34.0%	5.7%

Provision for taxes on income	$ 668	$ 613	9

Effective tax rate	25.7%	149.6%

Net income/(loss)	$1,930 ======	$ (204) ======	*
% of revenues	25.2%	*

Earnings/(loss) per common share:
Basic	$ .31 ======	$ (.03) ======	*
Diluted	$ .30 ======	$ (.03) ======	*

Cash dividends paid per common share	$ .11 ======	$ .09 ======	22

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

* Calculation not meaningful.

REVENUES

The components of the revenue increase were as follows:

% Change from 2000 First Quarter
Volume	9.6%
Price	0.4
Currency	(3.2)

Total revenue increase	6.8% ====

The revenue increase was due to sales volume growth of our in-line products and revenue generated from product alliances.

The currency impact on the first quarter 2001 revenue growth primarily reflects the weakening of the euro and yen relative to the dollar.

Revenues for the first quarter by segment and the changes over the prior year were as follows:
(millions of dollars)	2001	% of Revenues	2000	% of Revenues	% Change

Pharmaceuticals
U.S.	$4,091	53.5	$3,739	52.2	9
International	2,282	29.9	2,098	29.3	9
Worldwide	6,373	83.4	5,837	81.5	9

Consumer Products
U.S.	662	8.6	651	9.1	2
International	610	8.0	673	9.4	(9)
Worldwide	1,272	16.6	1,324	18.5	(4)

Total	$7,645 ======	100.0 =====	$7,161 ======	100.0 =====	7

The following is a discussion of revenues by business segment:

Pharmaceuticals

The pharmaceuticals segment includes our human pharmaceuticals and animal health businesses as well as Capsugel, a capsule manufacturing business.

Worldwide revenues of the pharmaceuticals segment follow:
	First Quarter
	2001	2000	% Change

Cardiovascular diseases	$2,710	$2,392	13
Infectious diseases	949	951	--
Central nervous system disorders	1,165	906	29
Erectile dysfunction	377	328	15
Diabetes	87	179	(51)
Allergy	195	149	31
Alliance revenue	286	249	15
Other	283	318	(11)
Total human pharmaceuticals	$6,052	$5,472	11
Animal Health	220	264	(17)
Capsugel	101	101	--
Total pharmaceuticals	$6,373 ======	$5,837 ======	9

Worldwide human pharmaceutical revenues grew by 11% in the first quarter of 2001. Excluding the impact of foreign exchange and the withdrawal of Rezulin, worldwide human pharmaceutical revenues grew by 16% in the first quarter of 2001. Worldwide human pharmaceutical revenues on a geographic basis follow:
	First Quarter
	U.S.			International
	2001	2000	% Change	2001	2000	% Change

As reported	$3,946	$ 3,587	10	$2,106	$1,885	12
Excluding foreign exchange and Rezulin	$3,946	$ 3,484	13	$2,279	$1,885	21

Sales of the following human pharmaceutical products accounted for 83% of our human pharmaceutical revenues and 66% of total company revenues in the first quarter of 2001:

			% Change From 2000
Product	Category	(millions)	Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$1,467	31	35
Norvasc	Cardiovascular diseases	860	10	15
Cardura	Cardiovascular diseases	143	(29)	(23)
Accupril/Accuretic	Cardiovascular diseases	144	12	15
Zithromax	Infectious diseases	418	1	3
Diflucan	Infectious diseases	264	8	12
Viracept	Infectious diseases	100	(10)	(10)
Viagra	Erectile dysfunction	377	15	18
Zoloft	Central nervous system disorders	608	18	20
Neurontin	Central nervous system disorders	379	26	27
Geodon	Central nervous system disorders	65	--	--
Zyrtec	Allergy	194	31	31
  Lipitor is the largest-selling statin medicine worldwide for the treatment of elevated cholesterol levels in the blood and the second-largest-selling drug of any kind in the world.
  Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control for hypertension and angina. Norvasc continues to be the largest-selling antihypertensive medicine in the world and the fourth-largest-selling pharmaceutical of any kind.
  Cardura is a selective alpha blocker offering doctors and patients a safe, unique and cost-effective option for the treatment of high blood pressure and enlarged prostate. Cardura's sales declined primarily due to the expiration of the U.S. patent in October 2000. International sales of Cardura grew 8% to $123 million.
  Accupril is one of the fastest-growing angiotensin-converting enzyme (ACE) inhibitors for treatment of hypertension and congestive heart failure. Accuretic is an ACE inhibitor and diuretic.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and the third-largest-selling antibiotic worldwide. Sales growth comparisons reflect stronger first quarter sales in 2000.
  Diflucan's sales growth after 13 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viracept remains the largest-selling protease inhibitor for AIDS. Viracept's sales declined mainly due to increasing competition from other AIDS medicines.
  Viagra, a treatment for erectile dysfunction, is among the most widely prescribed medications in the world.
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (in adults and children), panic disorder and post-traumatic stress disorder, is the most-prescribed selective serotonin re-uptake inhibitor in the U.S.
  Neurontin is the world's top-selling anticonvulsant for use in adjunctive therapy for epilepsy. Neurontin is also approved in many European countries for the treatment of neuropathic pain.
  Geodon, for the treatment of schizophrenia, was approved by the U.S. Food and Drug Administration (FDA) in February 2001. We launched Geodon in the first quarter of 2001. Geodon's sales largely reflect the initial stocking by wholesalers and pharmacies in the U.S.
  Zyrtec's sales growth reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is the only leading prescription antihistamine approved for these indications. It is also used in children as young as two years old. In January 2001, we received an approvable letter from the FDA for Zyrtec-D, a combination antihistamine/decongestant formulation.

Alliance revenue reflects revenue associated with the copromotion of:

Celebrex, discovered and developed by our alliance partner Pharmacia Corporation, is used for relief of the pain and inflammation of osteoarthritis and adult rheumatoid arthritis.

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd., is used to treat symptoms of Alzheimer's disease.

Alliance revenue in the U.S. declined in the first quarter of 2001 as compared to the first quarter of 2000 mainly due to trade purchasing of Celebrex last year in advance of a December 2000 price increase by Pharmacia and competitive pressures on Aricept. Strong international performances of both products led to the 15% increase in worldwide alliance revenue in the first quarter of 2001.

Animal Health sales for the first quarter of 2001 decreased 17% (down 13% excluding the effects of foreign exchange) compared to the same period in 2000. The 17% decline principally reflects the sale of feed-additive product lines in November 2000 and the adverse impact of foreign exchange. Other factors contributing to the decline in sales include the initial distribution of the anti-parasitic Revolution in the U.S. and various international markets in the prior year and the impact in 2001 of mad-cow and foot-and-mouth diseases in Europe.

We expect performance of the Animal Health business to improve over the course of 2001 reflective of new promotional and distribution practices and various restructuring initiatives.

Consumer Products

Sales of the Consumer Products segment for the first quarter of 2001 decreased by 4% (down 1% at constant exchange rates) to $1,272 million compared to the same period in 2000. Worldwide sales of the Consumer Products segment follow:
	First Quarter
(millions of dollars)	2001	2000	% Change

Consumer Health Care Products	$ 591	$ 605	(2)
Confectionery Products	469	486	(3)
Shaving Products	172	184	(6)
Tetra Fish Products	40	49	(17)
Total Consumer Products	$1,272 ======	$1,324 ======	(4)

Consumer Health Care product sales decreased 2% (remained flat at constant exchange rates) in the quarter to $591 million, mainly due to a mild cough/cold season in Europe and the adverse effect of foreign exchange, offset by strong sales growth of Sudafed, Benadryl, Lubriderm and Zantac 75. Sales of Confectionery products declined 3% (a 1% decline at constant exchange rates) in the first quarter to $469 million, mainly due to the adverse effect of foreign exchange, competition in Brazil and Italy and weak economies in Mexico and Argentina, offset in part by a strong performance of Dentyne Ice and Trident in North American markets.

Despite the first quarter decline in sales of the Consumer Products segment, we continue to believe that the measures instituted during the course of 2000-new management and productivity improvements-will result in improved operating performance in 2001 relative to a year ago. We expect sales performance will further benefit from new product introductions and line extensions.

Revenues by Country

Revenues in the U.S. increased due to growth in pharmaceutical sales as described above. Revenues by country were as follows:

	First Quarter
	2001	% of Revenues	2000	% of Revenues	% Change

United States	$4,753	62.2	$4,390	61.3	8
Japan	493	6.4	442	6.2	12
All Other	2,399	31.4	2,329	32.5	3
Consolidated	$7,645 ======	100.0 =====	$7,161 ======	100.0 =====	7

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 1% in the first quarter of 2001 over the prior year period, while revenues increased 7%. The decrease in cost of sales is primarily due to favorable product and business mix, integration synergies, manufacturing efficiencies and the favorable impact of foreign exchange.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses decreased 6% in the first quarter of 2001 over the prior year period mainly due to cost savings stemming from the integration of Pfizer and Warner-Lambert and the favorable impact of foreign exchange.

Research and Development Expenses

Research and development expenses decreased 3% in the first quarter of 2001 over the prior year period due to merger-related synergies and the favorable impact of foreign exchange. Excluding merger-related cost savings and foreign exchange, research and development expenses increased as we continued to increase support for our broad new-product pipeline. For 2001, we have a total R&D budget of about $5 billion.

In the first quarter of 2001, we filed the following indications with the FDA:
Product	Indication	Date Filed
Zithromax	Single-dose regimen in children with otitis media	February 2001
Zoloft	Premenstrual dysphoric disorder	January 2001

In the first quarter of 2001, Pharmacia Corporation filed a New Drug Application with the FDA for valdecoxib, for the treatment of osteoarthritis, rheumatoid arthritis and pain. Pharmacia is the discoverer of the product and our partner on commercialization of the compound.

Ongoing or planned clinical trials for additional uses and dosage forms for our currently marketed products include:

Product	Indication
Zithromax	Cardiovascular risk in patients with atherosclerosis-atherosclerosis is a process in which fatty substances are deposited within blood vessels

Viagra	Female sexual arousal disorder

Zoloft	Pediatric depression
Pediatric post-traumatic stress disorder
Social phobia

Lipitor/Norvasc	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc

Aricept	Vascular dementia

Celebrex	Sporadic adenomatous polyposis
Pain
Bladder cancer
Barrett's esophagus-a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis-a precancerous skin growth caused by overexposure to sunlight

We anticipate that U.S. regulatory filings will be made during 2001 for the following products:
Product	Indication
Exubera - inhaled insulin(under co-development with Aventis Pharma to be supplied in a device developed by Inhale Therapeutic Systems)	Diabetes

Neurontin	Neuropathic pain

Pregabalin	Neuropathic pain
Epilepsy

Additional product-related programs are in various stages of discovery and development.

On April 11, 2001, we announced a worldwide agreement with Boehringer Ingelheim to jointly market Spiriva (tiotropium), which we expect to be the first once-a-day inhaled treatment for chronic obstructive pulmonary disease. Spiriva was discovered and developed by Boehringer Ingelheim. A New Drug Application for Spiriva is anticipated to be filed with the FDA later this year.

MERGER-RELATED COSTS

We have incurred the following merger-related costs:
	Three Months Ended
(millions of dollars)	April 1, 2001	April 2, 2000

Transaction costs related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger	$ --	$1,838
Integration costs	127	--
Restructuring charges	143	--
Total merger-related costs	$270 ====	$1,838 ======
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
(millions of dollars)	Charges Year 2000	Charges Three Months Ended April 1, 2001	Utilization Through April 1, 2001	Reserve April 1, 2001

Employee termination costs	$876	$103	$703	$276
Property, plant and equipment	46	34	80	--
Other	25	6	19	12
	$947 ====	$143 ====	$802 ====	$288 ====

Through April 1, 2001, the charges for employee termination costs represent the approved reduction of our work force by 5,624 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of April 1, 2001, 4,940 employees were terminated. We will complete terminations of the remaining personnel within one year of the notification. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. The deferred severance benefits are considered utilized and are included in Other noncurrent liabilities as of April 1, 2001 and December 31, 2000.

The impairment and disposal charges through April 1, 2001 for property, plant and equipment represent the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects.

Other restructuring charges in the three months ended April 1, 2001 consist of charges for contract termination payments-$2 million ($18 million since inception of merger), facility closure costs-$1 million ($5 million since inception of merger) and assets we wrote off, including inventory and intangible assets-$3 million ($8 million since inception of merger).

At April 1, 2001, accrued restructuring charges are included in Other current liabilities.

We expect to incur additional restructuring and integration charges in future periods as the integration of Pfizer and Warner-Lambert continues.

In the first quarter of 2001, we achieved integration-related synergies of about $270 million. We anticipate merger-related cost savings of $1.2 billion in 2001 and at least $1.6 billion in 2002. Savings to date largely stem from the elimination of redundant positions in the work force and operating expenses. Most of the savings to date have been realized from the consolidation of various administrative and support functions around the world and our initial realization of the purchasing opportunities associated with the activities of the combined entity.

Other income-net

The following components were included in Other income-net for the first quarter of 2001 and 2000:

	First Quarter
	2001	2000	% Change

Interest income	$(152)	$(141)	7
Interest expense	71	112	(37)
Gains on the sales of research-related equity investments	(17)	(135)	(47)
Co-promotion charge	36	--	--
Costs associated with the withdrawal of Rezulin	--	103	--
Amortization of goodwill and other intangibles	25	25	--
Foreign exchange	6	(14)	*
Other, net	(26)	(67)	(61)
Other income-net	$ (57) =====	$(117) =====	(52)
* Calculation not meaningful.

Interest income in the first quarter of 2001 increased over the prior year period as a result of higher average investment levels partially offset by lower average interest rates in the first quarter of 2001. Interest expense in the first quarter of 2001 decreased over the prior year period as a result of a lower average level of borrowings and lower average interest rates in the first quarter of 2001.

TAXES ON INCOME

Our projected tax rate in 2001, excluding the effect of certain significant items and merger-related costs of 26.2%, is lower than the comparable rate of 27.2% in 2000 due primarily to changes in product mix and tax-planning initiatives.

NET INCOME

Net income and diluted earnings per share, excluding certain significant items and merger-related costs, increased by 34% and 32% in the first quarter of 2001. A reconciliation between reported net income and net income excluding certain significant items and merger-related costs follows:
	First Quarter
(millions, except per share data)	2001	2000	% Change

Net income/(loss) as reported	$1,930	$ (204)	*
Certain significant items and merger-related costs (see below)	200	1,788	(89)
Net income excluding certain significant items and merger-related costs	$2,130 ======	$1,584 ======	34
Diluted earnings per share on the same basis	$ .33 ======	$ .25 ======	32

*Calculation not meaningful.

Certain significant items and merger-related costs follow:
	First Quarter
	2001	2000
Significant items, pre-tax*:
Gains on the sales of research-related equity investments	$(17)	$ (135)
Co-promotion charge	36	--
Costs associated with the withdrawal of Rezulin	--	103
Gain on the sale of Omnicef	--	(39)
Total significant items, pre-tax	19	(71)
Total merger-related costs	270	1,838
Total significant items and merger-related costs, pre-tax	289	1,767
Income taxes	(89)	21
Total significant items and merger-related costs, after-tax	$200 ====	$1,788 ======

*  Included in "Other income-net".

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	April 1, 2001	Dec. 31, 2000

Financial assets*	$10,320	$9,532
Short and long-term debt	5,851	5,412

Net financial assets	$ 4,469 ========	$4,120 ========

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

To fund investing and financing activities, commercial paper and short and long-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of investments and debt will vary depending on operating results.

Selected measures of liquidity and capital resources:
	April 1, 2001	Dec. 31, 2000
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$7,947 ========	$7,003 ========

Working capital (millions of dollars)	$7,824 ========	$5,206 ========

Shareholders' equity per common share**	$ 2.84 ========	$ 2.58 ========

* Cash is managed by country or region and is not always available to be used in every location throughout the world. When necessary, we utilize short-term borrowings for various corporate purposes.

** Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trusts).

The increase in working capital from December 31, 2000 to April 1, 2001 reflects:

  cash from current period operations
  the issuance in January 2001 of $750 million in long-term debt (the proceeds of which were used to repay certain short-term borrowings)
  increases in accounts receivable and inventories partially offset by purchases of property, plant and equipment
  purchases of common stock
  dividends on common stock

The increase in shareholders' equity per common share is primarily due to growth in net income.

Net Cash Provided by Operating Activities

During the first quarter of 2001, net cash provided by operating activities was $1,814 million, as compared to $52 million in the 2000 period. The change was primarily due to:

  the absence in 2001 of the transaction costs in the first quarter of 2000 of $1,838 million related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger partially offset by an increase in accounts receivable

Net Cash Used in Investing Activities

In the first quarter of 2001, investing activities used net cash of $1,259 million, as compared to $1,081 million in the 2000 period. The increase in net cash used in investing activities in 2001 was primarily attributable to higher purchases of long-term investments and other assets less proceeds received from the sales of research-related equity investments and other assets absence of proceeds from sale of business

partially offset by

  fewer purchases of short-term investments
  fewer purchases of property, plant and equipment

Net Cash Provided by/Used in Financing Activities

In the first quarter of 2001, net cash used in financing activities was $474 million, as compared to net cash provided by financing activities of $32 million in the 2000 period. This change was primarily attributable to:

  an increase in common share purchases
  an increase in cash dividends paid
  less cash received from employee stock option exercises

partially offset by

  an increase in net proceeds from borrowings

In January 2001, we issued $750 million in senior unsecured notes under a $2.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000. The notes mature on February 1, 2006, with interest payable semi-annually, beginning on August 1, 2001, at a rate of 5.625%. The proceeds from the notes were used to repay certain short-term borrowings.

During the first quarter of 2001, we purchased approximately 11.3 million shares of common stock on the open market at an average price of about $42.88 per share. Through April 1, 2001, we purchased approximately 118 million shares at a total cost of about $4.6 billion under the current $5 billion share purchase program begun in September 1998. We are on track to complete the current program during the second quarter of 2001.

INVESTMENT AGREEMENT

In March of 2001, we announced plans to form an independent company along with Microsoft and IBM that will develop software and services for physician practices. The focus of the company will be to reduce the administrative workload for physicians, allowing them to put more time toward their mission of providing quality patient care. The new company is expected to make its first products available to the general market later this year.

FINANCIAL RISK MANAGEMENT

In March 2001, Pfizer purchased $276 million notional amount of Japanese put options to partially hedge the U.S. dollar/Japanese yen exchange impact related to anticipated intercompany inventory purchases through the end of this year.

OUTLOOK

We expect to obtain double-digit reported revenue growth despite the increased negative impact of foreign exchange which based on exchange rates at the end of the first quarter of 2001 would negatively impact revenue growth by more than $700 million. We expect the negative impact of foreign exchange to be felt most heavily in the first half of 2001. For 2001, diluted earnings per share are projected at $1.27 to $1.30, or 25% to 27% growth, excluding certain significant items and merger-related costs. The vast majority of growth in 2001 is expected to come from operations, with merger-related cost savings providing an additional benefit. For 2002, diluted earnings per share are projected at $1.56 or better, excluding certain significant items and merger-related costs.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contain forward-looking information about our company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

  the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved competitive developments affecting our current growth products the ability to successfully market both new and existing products domestically and internationally difficulties or delays in manufacturing
  trade buying patterns
  ability to meet generic and branded competition after the expiration of our company's patents trends toward managed care and health care cost containment possible U.S. legislation affecting pharmaceutical pricing and reimbursement or Medicare exposure to product liability and other types of lawsuits
  contingencies related to actual or alleged environmental contamination our company's ability to protect its intellectual property both domestically or internationally interest rate and foreign currency exchange rate fluctuations governmental laws and regulations affecting domestic and foreign operations, including tax obligations changes in generally accepted accounting principles
  growth in costs and expenses
  changes in our product mix
  the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2000 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Patent Litigation

Nifedipine Patents

On June 9, 1997, the Company received notice of the filing of an Abbreviated New Drug Application (ANDA) by Mylan Pharmaceuticals for a sustained-release nifedipine product asserted to be bioequivalent to Procardia XL. Mylan's notice asserted that the proposed formulation does not infringe relevant licensed Alza and Bayer patents and thus that approval of their ANDA should be granted before patent expiration. On July 18, 1997, the Company, together with Bayer AG and Bayer Corporation, filed a patent-infringement suit against Mylan Pharmaceuticals Inc. and Mylan Laboratories Inc. in the U.S. District Court for the Western District of Pennsylvania with respect to Mylan's ANDA. Suit was filed under Bayer AG's U.S. Patent 5,264,446, licensed to the Company, relating to nifedipine of a specified particle size range. On March 16, 1999, the court granted Mylan's motion to file an amended answer and antitrust counterclaims. On December 17, 1999, Mylan received final approval from the FDA for its 30 mg. extended-release nifedipine tablet. On February 28, 2000, a settlement agreement was entered into between Mylan and the Company under which the litigation was terminated and Mylan was licensed to market a generic sustained-release nifedipine product manufactured by the Company under its own trademark.

On or about February 23, 1998, Bayer AG received notice that Biovail Laboratories Incorporated had filed an ANDA for a sustained-release nifedipine product asserted to be bioequivalent to one dosage strength (60 mg.) of Procardia XL. The notice was subsequently received by the Company as well. The notice asserts that the Biovail product does not infringe Bayer's U.S. Patent 5,264,446. On March 26, 1998, the Company received notice of the filing of an ANDA by Biovail Laboratories of a 30 mg. dosage formulation of nifedipine alleged to be bioequivalent to Procardia XL. On April 2, 1998, Bayer and Pfizer filed a patent-infringement action against Biovail, relating to their 60 mg. nifedipine product, in the U.S. District Court for the District of Puerto Rico. On May 6, 1998, Bayer and Pfizer filed a second patent infringement action in Puerto Rico against Biovail under the same patent with respect to Biovail's 30 mg. nifedipine product. These actions have been consolidated for discovery and trial. On April 24, 1998, Biovail Laboratories Inc. brought suit in the U.S. District Court for the Western District of Pennsylvania against the Company and Bayer seeking a declaratory judgment of invalidity of and/or non-infringement of the 5,264,446 nifedipine patent as well as a finding of violation of the antitrust laws. Biovail has also moved to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. Pfizer has opposed this motion to transfer and on June 19, 1998, moved to dismiss Biovail's declaratory judgment action and antitrust action in the Western District of Pennsylvania, or in the alternative, to stay the action pending the outcome of the infringement actions in Puerto Rico. On January 4, 1999, the court in Pennsylvania granted Pfizer's motion for a stay of the antitrust action pending the outcome of the infringement actions in Puerto Rico. On January 29, 1999, the court in Puerto Rico denied Biovail's motion to transfer the patent infringement actions from Puerto Rico to the Western District of Pennsylvania. On April 12, 1999, Biovail filed a motion for summary judgment based in part on the summary judgment motion granted to Elan in the Bayer v. Elan litigation in the Northern District of Georgia. Pfizer and Bayer's response was filed on April 26, 1999. On September 20, 1999, the court in Puerto Rico denied Biovail's motion for summary judgment without prejudice to their refiling after completion of discovery in the Procardia XL patent-infringement litigation. Fact discovery has been completed, but expert discovery continues.

In two decisions in March 2001 involving the '446 Patent, in which Bayer, but not the Company, was a party, the U.S. District Court for the Northern District of Georgia found against Bayer on the issue of infringement and held that the proper test to determine infringement was to compare the nifedipine crystals' particle size in the bulk raw material, rather than in the finished tablets, with the range recited in the patent claims. Based on these decisions (which are being appealed by Bayer) Biovail has filed a motion for summary judgment of non-infringement in the Company's two ANDA cases (60 mg. and 30 mg.) in the U.S. District Court for the District of Puerto Rico, asserting that the Puerto Rico court is barred from coming to a contrary conclusion by the doctrine of collateral estoppel. Bayer and the Company have responded by asking the Puerto Rico court to stay, rather than dismiss, these two cases pending resolution of Bayer's appeal of the two Georgia decisions.

During 2000, Teva began commercial sale in the United States of Biovail's 60 mg. extended-release nifedipine tablets alleged to be bioequivalent to the Company's 60 mg. Procardia XL tablets. On February 16, 2001, Bayer AG, Bayer Corporation, and Pfizer Inc. sued Biovail Corporation, Biovail Laboratories, Inc., and Teva Pharmaceuticals USA, Inc., in the U.S. District Court for the District of Puerto Rico for infringement of Bayer's U.S. Patent 5,264,446 by this actual commercial product.

On April 2, 1998, the Company received notice from Lek U.S.A. Inc. of its filing of an ANDA for a 60 mg. formulation of nifedipine alleged to be bioequivalent to Procardia XL. On May 14, 1998, Bayer and Pfizer commenced suit in the U.S. District Court for the District of New Jersey against Lek for infringement of Bayer's U.S. Patent 5,264,446, as well as for infringement of a second Bayer patent, 4,412,986 relating to combinations of nifedipine with certain polymeric materials. Plaintiffs amended the complaint on November 10, 1998, limiting the action to infringement of U.S. Patent 4,412,986. On January 19, 1999, Lek filed a motion to dismiss the complaint alleging non-infringement of U.S. Patent 4,412,986. Pfizer responded to this motion and oral argument was held in abeyance pending a settlement conference. In September 1999, a settlement agreement was entered into among the parties staying this litigation until the expiration of U.S. Patent 4,412,986 on November 2, 2000. This suit has now been dismissed.

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

On November 9, 1998, Pfizer received an ANDA notice letter from Martec Pharmaceutical, Inc. for generic versions (30 mg., 60 mg., 90 mg.) of Procardia XL. On or about December 18, 1998, Pfizer received a new ANDA certification letter stating that the ANDA had actually been filed in the name of Martec Scientific, Inc. On December 23, 1998, Pfizer brought an action against Martec Pharmaceutical, Inc. and Martec Scientific, Inc. in the U.S. District Court for the Western District of Missouri for infringement of Bayer's patent relating to nifedipine of a specific particle size. On January 26, 1999, a second complaint was filed against Martec Scientific in the U.S. District Court for the Western District of Missouri based on Martec's new ANDA certification letter. Martec filed its response to this complaint on February 26, 1999. These actions were settled and dismissed on consent on July 6, 2000.

On September 26, 2000, Pfizer received an ANDA notice letter from Andrx Pharmaceuticals, Inc. for a generic version of 60 mg. Procardia XL. On November 9 Bayer and Pfizer brought suit against Andrx in the U.S. District Court for the Southern District of Florida for infringement of Bayer's U.S. Patent 5,264,446. On February 12, 2001, the Company received another ANDA notice letter from Andrx, this time for a generic version of 30 mg. Procardia XL. This litigation has now been settled in a settlement agreement that encompasses both the 60 mg. and 30 mg. Andrx products.

Pfizer filed suit on July 8, 1997, against the FDA in the U.S. District Court for the District of Columbia, seeking a declaratory judgment and injunctive relief enjoining the FDA from processing Mylan's ANDA or any other ANDA submission referencing Procardia XL that uses a different extended-release mechanism. Pfizer's suit alleges that extended-release mechanisms that are not identical to the osmotic pump mechanism of Procardia XL constitute different dosage forms requiring the filing and approval of suitability petitions under the Food Drug and Cosmetics Act before the FDA can accept an ANDA for filing. Mylan intervened in Pfizer's suit. On March 31, 1998, the court granted the government's motion for summary judgment against the Company. On July 16, 1999, the D.C. Court of Appeals dismissed the appeal on the ground that since the FDA had not approved any ANDA referencing Procardia XL that uses a different extended-release mechanism than the osmotic pump mechanism of Procardia XL, it was premature to maintain this action, stating that Pfizer has the right to bring such an action if, and when, the FDA approves such an ANDA. Subsequent to FDA's final approval of Mylan's ANDA, on December 18, 1999, Pfizer filed suit against FDA in the United States District Court for the District of Delaware. The suit alleges that FDA unlawfully approved Mylan's 30 mg. extended release product because FDA had not granted an ANDA suitability petition reflecting a difference in dosage form from Procardia XL. As a result of the settlement agreement with Mylan, Pfizer and the FDA have agreed to dismiss this suit without prejudice.

On February 22, 2001, Biovail Corporation and Biovail Laboratories, Inc. filed suit against Pfizer Inc., Mylan Laboratories, Inc., and Mylan Pharmaceuticals, Inc., in the U.S. District Court for the Eastern District of Virginia, claiming that the February 2000 settlement agreement between Pfizer and Mylan relating to a 30 mg. extended-release nifedipine tablet product is in violation of Section 1 of the Sherman Antitrust Act. At the defendants' motion this suit has been transferred to the U.S. District Court for the District of West Virginia.

As has been publicly reported, the Federal Trade Commission is conducting a review of brand-name and generic drug litigations, settlements and agreements. As part of this overall review, documents in connection with certain of the litigations set forth above have been provided to the Commission.

Zoloft Patents

On December 17, 1999, the Company received notice of the filing of an ANDA by Zenith Goldline Pharmaceuticals for 50 mg. and 100 mg. tablets of sertraline hydrochloride alleged to be bioequivalent to Zoloft. Zenith has certified to the FDA that it will not engage in the manufacture, use or sale of sertraline hydrochloride until the expiration of Pfizer's U.S. Patent 4,536,518, which covers sertraline per se and expires December 30, 2005. Zenith has also alleged in its certification to the FDA that the manufacture, use and sale of Zenith's product will not infringe Pfizer's U.S. Patent 4,962,128, which covers methods of treating an anxiety-related disorder or Pfizer's U.S. Patent 5,248,699, which covers a crystalline polymorph of sertraline hydrochloride. These patents expire in November 2009 and August 2012, respectively. On January 28, 2000, the Company filed a patent infringement action against Zenith Goldline and its parent Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the '128 and '699 Patents. Zenith Goldline filed its answer on March 10, 2000, denying infringement. Discovery is in progress. No trial date has been set.

Fluconazole Patent

On February 1, 2000, the Company received notice of the filing of an ANDA by Novopharm Limited for 50 mg., 100 mg., 150 mg. and 200 mg. tablets of fluconazole alleged to be bioequivalent to Diflucan. Novopharm has certified to the FDA its position that the Company's U.S. Patent 4,404,216, which covers fluconazole, is invalid. This patent expires in January 2004. On March 10, 2000, the Company filed a patent infringement action under the '216 Patent against Novopharm in the U.S. District Court for the Northern District of Illinois. Discovery is ongoing. No trial date has been set.

Neurontin Patents

In April 1998 Warner-Lambert received an ANDA notice from Purepac Pharmaceutical Co., relating to 100 mg., 300 mg., and 400 mg. gabapentin capsules, which certified Purepac's opinion that the proposed Purepac products do not infringe Warner-Lambert's U.S. Patent 4,894,476 directed to gabapentin monohydrate and that the '476 Patent is invalid in view of the prior art. In June 1998 Warner-Lambert filed a lawsuit in the U.S. District Court for the District of New Jersey against Purepac and Faulding Inc., its parent company, for infringement of the '476 Patent and U.S. Patent 5,084,479 directed to a method for treating neurodegenerative diseases with compounds including gabapentin. The defendants filed a counterclaim for unfair competition under New Jersey law based upon alleged improper listing of the'476 Patent in the FDA "Orange Book" and alleged absence of probable cause for filing suit on the '476 and '479 Patents. In August 1999 the court denied the defendants' motion for summary judgment of non-infringement of the '476 and '479 Patents, and in December 2000 the court denied the Company's motion for summary judgment dismissing the defendants' counterclaim for unfair completion but bifurcated this counterclaim from the patent infringement claims for discovery and trial. Discovery on the patent infringement claims has been completed and the defendants, on April 16, renewed their motion for summary judgment of non-infringement of the two patents-in-suit.

In May 1998 Warner-Lambert received two ANDA notice letters from TorPharm, Inc., relating to 100 mg., 300 mg., and 400 mg. gabapentin capsules, which certified TorPharm's opinion that the proposed products of its Apotex Corp. agent do not infringe Warner-Lambert's U.S. Patents 4,894,476 and 5,084,479. Warner-Lambert filed a lawsuit in the U.S. District Court for the Northern District of Illinois for infringement of the '476 and '479 Patents. In April 1999 the court denied the defendants' motion for summary judgment of non-infringement of the '479 Patent. Discovery has been completed. On March 2 the court granted the defendants' motion for summary judgment of non-infringement of the '476 Patent. The Company has moved to transfer this suit to the U.S. District Court for the District of New Jersey, and the defendants have renewed their motion for summary judgment of non-infringement of the '479 Patent.

In November 1999 Warner-Lambert received an ANDA notice letter from Faulding Inc., related to 600 mg. and 800 mg. gabapentin tablets, which certified Faulding's opinion that the proposed products of its Purepac Pharmaceutical Co. subsidiary do not infringe the '476 Patent and that this patent is invalid in view of the prior art. In December 1999 Warner-Lambert filed a lawsuit in the U.S. District Court for the District of New Jersey for infringement of the '476 and '479 Patents. The defendants filed counterclaims for unfair competition under New Jersey law and federal antitrust law violations, and in December 2000 the Court denied the Company's motion to dismiss these counterclaims. Discovery has been completed and the defendants, on April 16, moved for summary judgment of non-infringement of the two patents-in-suit.

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

In February 1999 Geneva Pharmaceuticals, Inc., filed an action in the U.S. District Court for the Eastern District of Michigan against Warner-Lambert for a declaratory judgment that its proposed 100 mg., 300 mg. and 400 mg. gabapentin capsule products do not infringe the '476 Patent directed to gabapentin monohydrate. This action has been transferred to the U.S. District Court for the District of New Jersey. Discovery has been completed. The Company's motion to dismiss this complaint and Geneva's motion for summary judgment of non-infringement are pending.

On April 25, 2000, U.S. Patent 6,054,482, which claims anhydrous gabapentin formulations containing low levels of lactam and mineral acid, was issued to Warner-Lambert's Godecke Aktiengesellschaft subsidiary (Godecke). This patent was listed in the FDA's "Orange Book" under the Company's Neurontin capsule and tablet products on the same day. On April 28 Purepac Pharmaceutical Co. (Purepac) and Faulding Inc. filed suit in the U.S. District Court for the District of New Jersey against Warner-Lambert and Godecke for a declaratory judgment that the '482 Patent is invalid and would not be infringed by Purepac's proposed gabapentin capsule and tablet products. On June 15 Warner-Lambert and Godecke moved to dismiss the complaint, and also filed suit in the same court against Purepac and Faulding Inc. seeking orders enjoining them from pursuing their declaratory judgment action and compelling them to submit appropriate certifications to the FDA regarding the '482 Patent. This suit also alleges infringement of the '482 Patent. On June 15 Warner-Lambert received a notice letter from Purepac and Faulding Inc. which certified their position that the proposed Purepac gabapentin tablet and capsule products do not infringe the '482 Patent. On July 20, Pfizer, Warner-Lambert, and Godecke filed another suit in federal court in New Jersey against Purepac and Faulding Inc. for infringement of the '482 Patent. The defendant's answer to this last suit includes counterclaims for antitrust violations under the Sherman Act and unfair competition. The three suits were consolidated and the April 28 suit was dismissed by the court. On November 27 the Company filed a motion to dismiss the counterclaims in the July 20 suit and on January 16, 2001, the defendants filed a motion for summary judgment of non-infringement. The Company's brief in opposition to this motion for summary judgment was filed on April 12. Discovery is in progress.

On June 15, 2000, Warner-Lambert received a notice letter from TorPharm, Inc., certifying its opinion that the proposed gabapentin capsule products of its Apotex Corp. agent do not infringe the '482 Patent. On July 20 Pfizer, Warner-Lambert, and Godecke filed suit in the U.S. District Court for the Northern District of Illinois for infringement of the '482 Patent. The defendant's answer includes counterclaims for antitrust violations under the Sherman Act. On November 6 the Company filed a motion to dismiss these counterclaims. On March 7 the defendants filed a motion for summary judgment of non-infringement.

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

On October 2, 2000, the Company filed a motion with the Federal Judicial Panel on Multidistrict Litigation to consolidate all of the above-identified patent cases involving U.S. Patent 6,054,482 for pretrial proceedings in the U.S. District Court for the District of New Jersey. Purepac/Faulding Inc. and Apotex/TorPharm filed oppositions. This motion was granted on February 5. Patent infringement suits (described below) based on the '482 Patent against Zenith/Ivax and Eon Labs have subsequently been joined into these consolidated proceedings.

In November 2000, Warner-Lambert and Godecke received notice letters from Zenith Goldline Pharmaceuticals, Inc., relating to its proposed 100 mg., 300 mg. and 400 mg. gabapentin capsules, certifying Zenith's opinion that the Company's '482 Patent is invalid. On December 14, Pfizer Inc., Warner-Lambert and Godecke filed suit in the U.S. District Court for the District of New Jersey against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc. and Ivax Corporation (Zenith's parent company) for infringement of the '482 Patent. In December 2000 Warner-Lambert received a notice letter from Zenith Goldline Pharmaceuticals, Inc. notifying Warner-Lambert that Zenith had filed an ANDA on 600 mg. and 800 mg. gabapentin tablets and certifying Zenith's opinion that the '482 Patent is invalid, and also that the '476 Patent and the '479 Patent are both invalid and would not be infringed by the manufacture, use or sale of the proposed Zenith tablet product. In January and February the Company filed suits against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc. and Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the '482 Patent (January suit) and the '476 and '479 Patents (February suit). In February 2001, the Company received a comparable notice letter from Zenith directed to proposed 100 mg., 300 mg. and 400 mg. gabapentin tablet products. On March 30 the Company filed two suits against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc., and Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the '482 Patent, and the '476 and '479 Patents, respectively.

In February 2001, Warner-Lambert received a notice letter from Eon Labs Manufacturing, Inc. relating to its proposed 100 mg., 300 mg. and 400 mg. gabapentin capsule products, certifying Eon's opinion that the Company's '482, '476 and '479 Patents would not be infringed by the manufacture, use or sale of the proposed Eon products. On March 20 the Company filed suit against Eon Labs in the U.S. District Court for the Eastern District of New York for infringement of the '482 Patent.

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

Quinapril Patents

In January 1999 Warner-Lambert received a letter from Teva Pharmaceuticals USA informing it that Teva had filed an ANDA on 40 mg. quinapril hydrochloride tablets allegedly bioequivalent to the Company's Accupril product. This letter also certified Teva's opinion that the Company's U.S. Patent 4,473,450, which is directed to stable formulations of ACE inhibitor compounds and expires in February 2007, is invalid, and further informed us that manufacture, use and sale of the proposed product would await expiration of the basic product patent on quinapril hydrochloride (U.S. Patent 4,344,949) in October 2002. In March 1999 Warner-Lambert filed suit against Teva Pharmaceuticals USA in the U.S. District Court for the District of New Jersey for infringement of the '450 Patent. Discovery is in progress. No trial date has yet been scheduled.

Schneider Catheter Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a suit against the Company and various currently or formerly affiliated codefendants in Minnesota state court alleging breach of contract, fraudulent transfer of his license agreement with Schneider (Europe) AG, unjust enrichment, breach of fiduciary duty, tortious interference with contractual relationship, and civil conspiracy, and seeking a declaratory judgment that Dr. Bonzel is free to terminate the aforementioned license agreement. The claims arise from the Company's 1998 sale of the Schneider companies to Boston Scientific Corporation (BSC), which is named in Dr. Bonzel's complaint as an involuntary plaintiff. On August 28 the Company and BSC removed the suit to the U.S. District Court for the District of Minnesota and on August 30 Dr. Bonzel filed a motion to remand it to state court, which the Company and BSC opposed. This motion to remand was granted on February 6. Additionally, on September 18 BSC filed a motion with the federal court in Minnesota to be dismissed from this action as an involuntary plaintiff. This motion was also granted on February 6. On September 5 BSC filed an action in the U.S. District Court for the District of Massachusetts for a declaratory judgment that its license with Dr. Bonzel cannot be revoked and thus that it would not be infringing Dr. Bonzel's patents on rapid exchange catheters. This Massachusetts action has been dismissed on the basis of lack of justiciable case or controversy. BSC has been added as a codefendant party in the Minnesota state court action and discovery has been commenced.

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

Zyrtec Litigation

On October 5, 1998, Schering-Plough, Inc., sought, in the U.S. District Court for the Southern District of New York, and was denied, a temporary restraining order and moved for a temporary injunction based on its allegations that Pfizer breached a 1996 settlement agreement arising from an earlier Lanham Act suit involving the promotion of Zyrtec, in competition with Schering's Claritin. On appeal to the Second Circuit Court of Appeals, the decision denying Schering's request for a preliminary injunction was vacated and the case was remanded to the District Court. The Second Circuit found that the District Court should have made more detailed findings on the reliability of the surveys used to support the motion. Following a hearing, the District Court entered a preliminary injunction which prohibits Pfizer from claiming that Zyrtec is non-sedating or essentially non-sedating. The matter has been resolved in advance of trial by making permanent the preliminary injunction.

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

Since Rezulin's withdrawal from the market, a number of suits and claims against Warner-Lambert (and in some instances against the Company as well) have been filed. As of April 13, 2001, 49 Federal and 18 state class action suits have been filed seeking medical monitoring; five Federal and five state class actions seek damages or restitution; individual Federal and state suits have been filed seeking damages or restitution for personal injuries on behalf of about 2,800 Rezulin patients; and claims on behalf of 565 Rezulin patients have been received.

The cases filed in or removed to Federal courts have been consolidated for certain pretrial purposes in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multi-District Litigation, and the class actions seeking medical monitoring have been consolidated under a single class complaint. Most of these cases are in early stages of discovery.

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

Since June 1999, suits in both Federal and state courts, and unfiled claims, on behalf of approximately 40 Trovan patients have been received by the Company alleging liver injuries due to ingestion of Trovan. Approximately half of these matters have been resolved. There are also three purported state court class actions in South Carolina seeking damages and injunctive relief on behalf of Trovan patients and their spouses and one purported class action in Nigeria arising out of a clinical trial during a meningitis epidemic in 1996. The cases are in early stages of discovery.

The Company is defending these actions and, considering its insurance and reserves, is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Asbestos Matters

Through the early 1970s, Pfizer Inc. (Minerals Division) and Quigley Company, Inc. ("Quigley"), a wholly owned subsidiary, sold a minimal amount of one construction product and several refractory products containing some asbestos. These sales were discontinued thereafter. Although these sales represented a minor market share, the Company has been named as one of a number of defendants in numerous lawsuits. These actions, and actions related to the Company's sale of talc products in the past, claim personal injury resulting from exposure to asbestos-containing products, and nearly all seek general and punitive damages. In these actions, the Company or Quigley is typically one of a number of defendants, and both have been members of the Center for Claims Resolution (the "CCR"), a joint defense organization of several defendants that has been defending these claims. The Company and Quigley have been responsible for varying percentages of defense and liability payments for all members of the CCR. With the reformation and/or dissolution of CCR, the Company and Quigley will defend the litigation separately from other CCR members. A number of cases alleging property damage from asbestos-containing products installed in buildings have also been brought against the Company, but most have been resolved and none are active.

As of April 1, 2001, there were 66,910 personal injury claims pending against Quigley and 39,756 such claims against the Company (excluding those that are inactive or have been settled in principle), and 67 talc cases against the Company.

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

As of April 1, 2001, American Optical was named a defendant in lawsuits involving approximately 46,075 individual plaintiffs. Approximately two-thirds of these lawsuits involve claims for asbestos-related disease developed as a result of exposure to asbestos-containing protective clothing allegedly manufactured by American Optical. The remaining one-third consists of claims for silica-related disease developed as a result of exposure to silica while using allegedly defective respirators manufactured by American Optical.

Based on the Company's experience in defending the claims to date and considering its insurance and reserves, the Company is of the opinion that the actions should not have a material adverse effect on the financial position or results of the Company.

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

On January 15, 1997, an action was filed in Circuit Court, Chambers County, Alabama, purportedly on behalf of a class of consumers, variously defined by the laws or types of laws governing their rights and encompassing residents of up to 47 states. The complaint alleges that the Company's claims for Plax were untrue, entitling them to a refund of their purchase price for purchases since 1988. The court has issued an order denying class certification.

Pediculicides

Since December 1998, five actions have been filed, in state courts in Texas, California, Illinois and Louisiana, purportedly on behalf of statewide or nationwide classes of consumers who allege that Pfizer's and/or Warner-Lambert's and other manufacturers' advertising and promotional claims for Pfizer's Rid and Warner-Lambert's Nix and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. One of the Texas cases has been voluntarily dismissed, the Louisiana case has been resolved, and we obtained summary judgment in the California case. Proceedings in the other Texas case and Illinois cases are still in early stages.

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

Diabinese (Brazil)

In June, the Ministry of Justice of the State of Sao Paulo, Brazil, commenced a civil public action against the Company's Brazilian subsidiary, Laboratorios Pfizer Ltda. ("Pfizer Brazil") asserting that during a period in 1991 Pfizer Brazil withheld sale of the pharmaceutical product Diabinese in violation of antitrust and consumer protection laws. The action sought the award of moral, economic and personal damages to individuals and the payment to a public reserve fund. In February 1996, the trial court issued a decision holding Pfizer Brazil liable. The trial court's opinion also established the amount of moral damages for individuals who might make claims later in the proceeding and set out a formula for calculating the payment into the public reserve fund which could have resulted in a sum of approximately $88 million. Pfizer Brazil appealed this decision. In September 1999, the appeals court issued a ruling upholding the trial court's decision as to liability. However, the appeals court decision overturned the trial court's decision concerning damages, ruling that criteria to apply in the calculation of damages, both as to individuals and as to payment of any amounts to the reserve fund, should be established only in a later stage of the proceeding. The Company's appeal from the ruling is still pending. The Company believes that this action should not have a material adverse effect on the financial position or results of the Company.

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

Former Food Science Division

In 1999, the Company pleaded guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltols from December 1989 until December 1995, and paid a total fine of $20 million. The activities at issue involved the Company's former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company's current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Five purported class action suits involving these products have been filed against the Company; two in California State Court, and three in New York Federal Court, all of which have been settled in principle. The Company does not believe that this plea and settlement, or the civil litigation involving these products, should have a material adverse effect on the financial position or results of the Company.

Environmental Matters

The operations of the Company are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA" or " Superfund"), the Company has been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which the Company may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state Superfund laws. Such designations are made regardless of the extent of the Company's involvement. The Company owns or previously owned several sites for which it may be the sole responsible party. There are also claims that the Company may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. The Company is currently participating in remedial action at a number of sites under federal, state, local and foreign laws.

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

Tax Matters

The Internal Revenue Service has completed and closed its audits of our tax returns through 1995.

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

Item 4:  Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on four items at the Annual Meeting of Shareholders held on April 26, 2001:

  a proposal to approve the Pfizer Inc. 2001 Stock and Incentive Plan a proposal to approve the Pfizer Inc. 2001 Performance-Contingent Share Award Program
  the election of six directors, to terms ending in 2004
  a proposal to approve the appointment of KPMG LLP as independent auditors for 2001

The proposal to approve the Pfizer Inc. 2001 Stock and Incentive Plan was approved as follows:
5,109,669,139	Votes for approval
227,871,693	Votes against
51,131,142	Abstentions

The proposal to approve the Pfizer Inc. 2001 Performance-Contingent Share Award Program was approved as follows:
5,133,796,295	Votes for approval
198,033,588	Votes against
56,842,091	Abstentions

Votes were cast for election of directors as follows:
Nominee	Votes For	Votes Withheld

Robert N. Burt	5,358,957,727	29,714,247
W. Don Cornwell	5,358,514,655	30,157,319
Henry A. McKinnell	5,361,475,766	27,196,208
Dana G. Mead	5,360,182,627	28,489,347
Ruth J. Simmons	5,359,704,363	28,967,611
William C. Steere, Jr.	5,360,604,389	28,067,585

The appointment of KPMG LLP as auditors for 2001 was approved as follows:
5,338,863,742	Votes for approval
25,932,533	Votes against
23,875,699	Abstentions

Item 6:	Exhibits and Reports on 8-K
(a)	Exhibits

	1) Exhibit 15	-	Accountants' Acknowledgment

(b)	Reports on Form 8-K

We filed reports on Form 8-K during the first quarter ended April 1, 2001 dated January 24, 2001, January 30, 2001 and February 2, 2001.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.
Pfizer Inc. (Registrant)
Dated: May 15, 2001	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 14, 2001, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended April 1, 2001, in the following Registration Statements:

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

- Form S-8 dated April 24, 1998 (File No. 333-50899),

- Form S-8 dated April 22, 1999 (File No. 333-76839),

- Form S-4 dated March 9, 2000 (File No. 333-90975),

- Form S-8 dated June 19, 2000 (File No. 333-90975),

- Form S-8 dated June 19, 2000 (File No. 333-39606),

- Form S-8 dated June 19, 2000 (File No. 333-39610),

- Form S-3 dated October 20, 2000 (File No. 333-48382),

- Form S-8 dated April 27, 2001 (File No. 333-59660), and

- Form S-8 dated April 27, 2001 (File No. 333-59654).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
May 15, 2001