Form 10-Q
period 2001-07-01
PFIZER INC
filed 2001-08-14
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

YES   X    NO

At August 13, 2001, 6,312,710,875 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
July 1, 2001

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months and six months ended July 1, 2001 and July 2, 2000
Condensed Consolidated Balance Sheet at July 1, 2001 and December 31, 2000
Condensed Consolidated Statement of Cash Flows for the six months ended July 1, 2001 and July 2, 2000
Notes to Condensed Consolidated Financial Statements
Independent Accountants' Review Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
(millions, except per share data)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Revenues	$ 7,686	$ 6,989	$15,331	$14,150

Costs and expenses:
Cost of sales	1,150	1,180	2,374	2,416
Selling, informational and administrative expenses	2,810	2,824	5,390	5,556
Research and development expenses	1,116	1,086	2,144	2,146
Merger-related costs	206	431	476	2,269
Other (income)/deductions-net	13	(199)	(44)	(314)

Income from continuing operations before provision for taxes on income and minority interests	2,391	1,667	4,991	2,077

Provision for taxes on income	590	513	1,258	1,127

Minority interests	9	4	11	5

Income from continuing operations	1,792	1,150	3,722	945

Discontinued operations-net of tax	37	--	37	--

Net income	$ 1,829 =======	$ 1,150 =======	$ 3,759 =======	$ 945 =======
Earnings per common share:
Basic:
Income from continuing operations	$ .29	$ .18	$ .60	$ .15
Discontinued operations-net of tax	--	--	--	--
Net income	$ .29 =======	$ .18 =======	$ .60 =======	$ .15 =======

Diluted:
Income from continuing operations	$ .29	$ .18	$ .59	$ .15
Discontinued operations-net of tax	--	--	--	--
Net income	$ .29 =======	$ .18 =======	$ .59 =======	$ .15 =======
Weighted average shares used to calculate earnings per common share amounts:
Basic	6,250 =======	6,217 =======	6,249 =======	6,187 =======
Diluted	6,376 =======	6,369 =======	6,378 =======	6,344 =======

Cash dividends paid per common share	$ .11 =======	$ .09 =======	$ .22 =======	$ .18 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)	July 1, 2001*	Dec. 31, 2000**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,295	$ 1,099
Short-term investments	7,721	5,764
Accounts receivable, less allowance for doubtful accounts: $143 and $151	5,435	5,489
Short-term loans	285	140
Inventories
Finished goods	1,262	1,195
Work in process	1,208	1,074
Raw materials and supplies	456	433
Total inventories	2,926	2,702
Prepaid expenses and taxes	1,936	1,993
Total current assets	19,598	17,187
Long-term loans and investments	3,218	2,529
Property, plant and equipment, less accumulated depreciation: $4,900 and $4,709	9,818	9,425
Goodwill, less accumulated amortization: $322 and $300	1,776	1,791
Other assets, deferred taxes and deferred charges	2,531	2,578

Total assets	$36,941 =======	$33,510 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $144 and $150	$ 4,638	$ 4,289
Accounts payable	1,542	1,719
Dividends payable	696	696
Income taxes payable	1,030	850
Accrued compensation and related items	965	982
Other current liabilities	3,113	3,445
Total current liabilities	11,984	11,981
Long-term debt	2,367	1,123
Postretirement benefit obligation other than pension plans	583	564
Deferred taxes on income	635	380
Other noncurrent liabilities	3,556	3,386
Total liabilities	19,125	17,434

Shareholders' Equity
Preferred stock	--	--
Common stock	338	337
Additional paid-in capital	8,522	8,895
Retained earnings	21,899	19,599
Accumulated other comprehensive expense	(1,720)	(1,515)
Employee benefit trusts	(2,649)	(3,382)
Treasury stock, at cost	(8,574)	(7,858)

Total shareholders' equity	17,816	16,076
Total liabilities and shareholders' equity	$36,941 =======	$33,510 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	July 1, 2001	July 2, 2000
Operating Activities
Income from continuing operations	$3,722	$ 945
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	522	473
Gains on the sales of research-related equity investments	(17)	(165)
Harmonization of accounting methodology	(175)	--
Costs associated with the withdrawal of Rezulin	--	103
Other	77	(244)
Changes in assets and liabilities	108	184

Net cash provided by operating activities	4,237	1,296

Investing Activities
Purchases of property, plant and equipment	(979)	(1,043)
Purchases of short-term investments	(5,217)	(4,489)
Proceeds from redemptions of short-term investments	3,395	4,150
Purchases of long-term investments	(960)	(333)
Proceeds from sales of long-term investments	53	199
Purchases of long-term loans	--	(200)
Purchases of other assets	(117)	(82)
Proceeds from sales of other assets	66	87
Proceeds from the sales of businesses-net	--	168
Other investing activities	13	100

Net cash used in investing activities	(3,746)	(1,443)

Financing Activities
Increase in short-term debt	551	440
Principal payments on short-term debt	(242)	(695)
Proceeds from issuances of long-term debt	1,246	8
Principal payments on long-term debt	(3)	(3)
Proceeds from common stock issuances	30	32
Purchases of common stock	(868)	--
Cash dividends paid	(1,359)	(1,088)
Stock option transactions and other	380	680

Net cash used in financing activities	(265)	(626)
Net cash used in discontinued operations	(27)	--
Effect of exchange-rate changes on cash and cash equivalents	(3)	5
Net increase/(decrease) in cash and cash equivalents	196	(768)
Cash and cash equivalents at beginning of period	1,099	2,358

Cash and cash equivalents at end of period	$1,295 ======	$1,590 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ending May 27, 2001 and May 28, 2000. We made certain reclassifications to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

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

Note 3:  New Accounting Standards

Accounting for Certain Sales Incentives

On January 1, 2001, we adopted the provisions of the Emerging Issues Task Force (EITF) Issue
No. 00-14, Accounting for Certain Sales Incentives, which addresses the income statement classification of certain sales incentives. As a result, we reclassified the cost of certain sales incentives from Selling, informational and administrative expenses to Revenues. We reclassified the prior period to reflect the current year presentation. These reclassifications have no effect on net income.

Derivative Financial Instruments and Hedging Activities

On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of SFAS No. 133 and, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires us to recognize all derivative instruments as assets or liabilities in the balance sheet and measure them at fair value. Adoption of SFAS No. 138 and SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized but will be subject to annual impairment tests. Separable intangible assets with finite lives will continue to be amortized over their useful lives.

We will adopt SFAS No. 141 and SFAS No. 142 as of January 1, 2002. The adoption of SFAS No. 141 is not expected to impact our financial position or results of operations. We will continue to amortize existing goodwill and intangible assets through the remainder of 2001. Application of the non-amortization provisions of SFAS No. 142 will not have a material effect on our financial condition or results of operations. We have not yet determined the impact, if any, of adopting the impairment provisions of SFAS No. 142.

Accounting for Certain Vendor Consideration

In April 2001, the EITF reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. We will adopt the provisions of EITF No. 00-25 as of January 1, 2002. Our adoption of EITF No. 00-25 will result in reclassifications of certain marketing expenses to revenues; however, we have not yet determined these amounts. These reclassifications will have no effect on net income.

Note 4:  Derivative Financial Instruments and Hedging Activities

The following disclosures relate to derivative and hedging instruments as of July 1, 2001:

Purpose

Foreign Exchange Risk

A significant portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. Foreign exchange risk is also managed through the use of derivative financial instruments and Japanese yen denominated debt which as of July 1, 2001 are as follows:

  $4,361 million notional amount of foreign currency forward contracts are used to offset the potential earnings effects from short-term foreign currency assets and liabilities in mostly intercompany cross-border transactions that arise from operations. We have entered into such contracts primarily to sell euro, Japanese yen and U.K. pounds in exchange for U.S. dollars.
  $1,218 million of short-term and $482 of long-term Japanese yen debt is designated as a net investment hedge of our yen net investments in operations in order to limit the risk of adverse changes in the value of such investments related to foreign exchange.
  $428 million notional amount of foreign currency swaps are designated as cash flow hedges of a U.K. pound intercompany loan maturing in 2003 in order to reduce the variability in U.S. dollar cash flows related to the interest payments and the principal repayment.
  $230 million notional amount of Japanese put options to partially hedge the U.S. dollar/Japanese yen exchange impact related to forecasted intercompany inventory purchases through the end of the year.
  $173 million notional amount of foreign currency swaps are designated as fair value hedges of U.K. pound debt investments maturing through mid-2002 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.
  $113 million notional amount of foreign currency swaps are designated as fair value hedges of euro debt investments maturing through mid-2002 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.
  $90 million notional amount of foreign currency swaps are designated as fair value hedges of a foreign subsidiary euro loans maturing in late 2001 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.

Interest Rate Risk

Our interest-bearing investments, loans and borrowings are subject to interest rate risk. We invest and borrow primarily on a short-term or variable-rate basis. Significant interest rate risk is also managed through the use of derivative financial instruments as follows:

  $974 million notional amount of yen interest rate swaps maturing in 2003 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at 1.2%.
  $750 million notional amount of U.S dollar interest rate swaps maturing in 2006 are designated as fair value hedges of the changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate, "LIBOR".

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
  We recognize the earnings impact of foreign currency option contracts when the sale of inventory is recognized in net income.
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

Prepaid expenses and taxes includes:
    purchased currency options

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

Accumulated other comprehensive expense includes changes in the:

    foreign exchange translation of yen debt and foreign currency swaps and options and interest rate swaps designated as cash flow hedges

Cost of sales includes:
    net gains on purchased currency options

Other (income)/deductions - net includes changes in the fair value of:
    foreign exchange forward contracts
    foreign currency swap contracts that hedge foreign exchange interest rate swap contracts that hedge interest expense

Note 5:  Merger-Related Costs

We have incurred the following merger-related costs:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Transaction costs	$ --	$ 220	$ --	$ 220
Transaction costs related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger	--	--	--	1,838
Integration costs	137	33	264	33
Restructuring charges	69	178	212	178
Total merger-related costs	$ 206 ======	$ 431 ======	$ 476 ======	$2,269 ======
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Charges
(millions of dollars)	Year 2000	Six Months Ended July 1, 2001	Total	Utilization Through July 1, 2001	Reserve July 1, 2001

Employee termination costs	$876	$164	$1,040	$(818)	$222
Property, plant and equipment	46	40	86	(86)	--
Other	25	8	33	(19)	14
	$947 ====	$212 ====	$1,159 ======	$(923) =====	$236 ====

Through July 1, 2001, the charges for employee termination costs represent the approved reduction of our work force by 6,059 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of July 1, 2001, 5,627 employees were terminated. We will complete terminations of the remaining personnel within one year of the notification. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $206 million as of July 1, 2001 and $177 million as of December 31, 2000. The deferred severance benefits are considered utilized and are included in Other noncurrent liabilities. Restructuring charges for employee termination costs were $61 million in the second quarter of 2001.

The impairment and disposal charges through July 1, 2001 for property, plant and equipment primarily represent the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Restructuring charges for property, plant and equipment were $6 million in the second quarter of 2001.

Other restructuring charges primarily consist of charges for contract termination payments-$6 million in the six months ended July 1, 2001 ($1 million in the second quarter ended July 1, 2001) and assets we wrote off, including inventory and intangible assets-$2 million in the six months ended July 1, 2001 ($1 million in the second quarter ended July 1, 2001).

Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$22 million, facility closure costs-$4 million and assets we wrote off, including inventory and intangible assets-$7 million.

At July 1, 2001, unutilized restructuring reserves are included in Other current liabilities.

Note 6:  Certain Significant Items

Certain significant items recorded in the second quarter and six months ended July 1, 2001 and July 2, 2000 follow:
	Second Quarter		Six Months
	2001	2000	2001	2000
Harmonization of accounting methodology*	$(175)	$ --	$(175)	$ --
Gains on the sales of research- related equity investments**	--	(30)	(17)	(165)
Co-promotion charges**	100	--	136	--
Costs associated with the withdrawal of Rezulin**	--	--	--	103
Gain on the sale of RID**	--	(78)	--	(78)
Gain on the sale of Omnicef**	--	--	--	(39)
Total significant items	$ (75) =====	$(108) =====	$ (56) =====	$(179) =====
* included as an increase in Revenues ** included in Other (income)/deductions-net
  In the second quarter of 2001, we harmonized the Pfizer/Warner-Lambert accounting methodology for Medicaid and contract rebate accruals which resulted in an adjustment which increased net sales by $175 million.
  In the first quarter of 2001, we sold certain research-related equity investments for proceeds of $21 million. These sales resulted in pre-tax gains of $17 million.

In 2000, we sold certain research-related equity investments for proceeds of $34 million in the second quarter and $195 million in the first half. These sales resulted in pre-tax gains of $30 million in the second quarter and $165 million in the first half.

These investments had specific identification cost bases and were classified as available-for-sale.
  In 2001, we incurred co-promotion charges related to alliance agreements of $100 million in the second quarter and $136 million in the first half of 2001.
  In the first quarter of 2000, we announced that we were discontinuing the sale of Rezulin. The one-time pre-tax costs of $103 million associated with the withdrawal of Rezulin consist primarily of product returns and inventory write-offs.
  In the second quarter of 2000, we sold the RID line of lice-control products to Bayer Corporation for approximately $89 million in cash. The sale resulted in a pre-tax gain of approximately $78 million.
  In the first quarter of 2000, we sold the Omnicef brand for approximately $79 million in cash. The sale resulted in a pre-tax gain of approximately $39 million.

Note 7:  Financial Instruments-Long-Term Debt

In May 2001, we issued 60 billion yen ($489 million at date of issuance) in unsecured notes under a $2.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000. The notes mature on March 18, 2008, with interest payable semi-annually, beginning on September 18, 2001, at a rate of .80%.

In January 2001, we issued $750 million in senior unsecured notes under the same $2.5 billion shelf registration. The notes mature on February 1, 2006, with interest payable semi-annually, beginning on August 1, 2001, at a rate of 5.625%.

Note 8:  Comprehensive Income
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Net income	$1,829	$1,150	$3,759	$945
Other comprehensive expense:
Currency translation adjustment and hedges	(275)	(225)	(140)	(341)
Holding gain/(loss) arising during period, net of tax	46	8	(55)	154
Reclassification adjustment, net of tax	--	(19)	(10)	(112)
Net gain/(loss) on investment securities	46	(11)	(65)	42
Total other comprehensive expense	(229)	(236)	(205)	(299)
Total comprehensive income	$1,600 ======	$914 ====	$3,554 ======	$646 ====

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first six months of 2001 was:
(millions of dollars)	2001

Opening balance	$(1,486)
Translation adjustments and hedges	(140)
Ending balance	$(1,626) =======

Note 9:  Earnings Per Share

Basic earnings per common share and diluted earnings per common share were computed as follows:
	Three Months Ended		Six Months Ended
(millions, except per share data)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Income from continuing operations	$1,792	$1,150	$3,722	$ 945
Discontinued operations-net of tax	37	--	37	--
Net Income	$1,829 ======	$1,150 ======	$3,759 ======	$ 945 ======

Basic:
Weighted average number of common shares outstanding	6,250 ======	6,217 ======	6,249 ======	6,187 ======

Earnings per common share:

Income from continuing operations	$ .29	$ .18	$ .60	$ .15
Discontinued operations-net of tax	--	--	--	--
Net income	$ .29 ======	$ .18 ======	$ .60 ======	$ .15 ======

Diluted:
Weighted average number of common shares outstanding	6,250	6,217	6,249	6,187

Common share equivalents-stock options and stock issuable under employee compensation plans	126	152	129	157

Weighted average number of common shares outstanding and common share equivalents	6,376 ======	6,369 ======	6,378 ======	6,344 ======

Earnings per common share:

Income from continuing operations	$ .29	$ .18	$ .59	$ .15
Discontinued operations-net of tax	--	--	--	--
Net income	$ .29 ======	$ .18 ======	$ .59 ======	$ .15 ======

Stock options and stock issuable under employee compensation plans representing equivalents of 77 million shares of common stock were outstanding during the three months and six months ended July 1, 2001 but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. There were no antidilutive common share equivalents in the three-month and six-month periods ended July 2, 2000.

Note 10:  Segment Information

For the three months ended July 1, 2001 and July 2, 2000:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2001	$6,349	$1,337	$ --	$7,686
	2000	5,637	1,352	--	6,989

Segment profit	2001	$2,507	$ 234	$ (350)(1)	$2,391(2)
	2000	2,011	301	(645)(1)	1,667(2)

For the six months ended July 1, 2001 and July 2, 2000:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2001	$12,721	$2,610	$ --	$15,331
	2000	11,473	2,677	--	14,150

Segment profit	2001	$ 5,342	$ 465	$ (816)(1)	$ 4,991(2)
	2000	4,152	521	(2,596)(1)	2,077(2)

(1) Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

(2) Consolidated total equals income from continuing operations before provision for taxes on income and minority interests.

Note 11:  Actions of the Board of Directors

On June 28, 2001, our board of directors declared an $.11 per share third-quarter 2001 cash dividend on our common stock, payable on September 6, 2001 to all shareholders who own shares on August 17, 2001.

Also on June 28, 2001, our board of directors authorized the company to purchase up to $5 billion worth of its currently issued stock, with a limit of 120 million shares. We expect these purchases will be made from time to time during the next 18 months in the open market or in privately negotiated transactions. The common stock acquired through this program will be available for general corporate purposes.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of July 1, 2001 and the related condensed consolidated statements of income for the three-month and six- month periods ended July 1, 2001 and July 2, 2000 and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management. The condensed consolidated financial statements for 2000 give retroactive effect to the merger on June 19, 2000 of Pfizer Inc. and Subsidiary Companies and Warner-Lambert Company and its subsidiaries which was accounted for as a pooling of interests.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
August 14, 2001

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Statement of Income follow:
(millions of dollars, except per share data)	Second Quarter			Six Months
	2001	2000	% Change	2001	2000	% Change

Revenues	$7,686	$6,989	10	$15,331	$14,150	8

Cost of sales	1,150	1,180	(3)	2,374	2,416	(2)
% of revenues	15.0%	16.9%		15.5%	17.1%

Selling, informational and administrative expenses	2,810	2,824	--	5,390	5,556	(3)
% of revenues	36.6%	40.4%		35.2%	39.3%

R&D expenses	1,116	1,086	3	2,144	2,146	--
% of revenues	14.5%	15.5%		14.0%	15.2%

Merger-related costs	206	431	(52)	476	2,269	(79)
% of revenues	2.7%	6.2%		3.1%	16.0%

Other (income)/deductions-net	13	(199)	*	(44)	(314)	(86)

Income from continuing operations before taxes	$2,391	$1,667	43	$ 4,991	$ 2,077	140
% of revenues	31.1%	23.9%		32.6%	14.7%

Provision for taxes on income	$ 590	$ 513	15	$ 1,258	$ 1,127	12

Effective tax rate	24.7%	30.8%		25.2%	54.3%

Income from continuing operations	$1,792	$1,150	56	$ 3,722	$ 945	294
% of revenues	23.3%	16.5%		24.3%	6.7%

Discontinued operations-net of tax	37	--	*	37	--	*

Net income	$1,829 ======	$1,150 ======	59	$ 3,759 =======	$ 945 =======	298
% of revenues	23.8%	16.5%		24.5%	6.7%

Earnings per common share:
Basic:
Income from continuing operations	$ .29	$ .18	61	$ .60	$ .15	300
Discontinued operations-net of tax	--	--	--	--	--	--
Net income	$ .29 ======	$ .18 ======	61	$ .60 =======	$ .15 =======	300

Diluted:
Income from continuing operations	$ .29	$ .18	61	$ .59	$ .15	293
Discontinued operations-net of tax	--	--	--	--	--	--
Net income	$ .29 ======	$ .18 ======	61	$ .59 =======	$ .15 =======	293

Cash dividends paid per common share	$ .11 ======	$ .09 ======	22	$ .22 =======	$ .18 =======	22

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

* Calculation not meaningful.

REVENUES

The components of the revenue increase from 2000 were as follows:

	2001
	Second Quarter	Six Months
Volume	10.6%	10.0%
Price	0.6	0.5
Revenue growth excluding currency and accounting harmonization	11.2	10.5
Currency	(3.7)	(3.4)
Accounting harmonization	2.5	1.2

Total revenue increase	10.0% ====	8.3% ====

The revenue increase was due to sales volume growth of our in-line products and revenue generated from product alliances.

The currency impact on the second quarter and first half of 2001 revenue growth primarily reflects the weakening of the euro and yen relative to the dollar.

In the second quarter of 2001, we brought the accounting methodology pertaining to accruals for estimated liabilities related to Medicaid discounts and contract rebates of the former Warner-Lambert Company into conformity with our historical method. We recognize these obligations based on the occurrence of the liability when a prescription has been filled for an individual covered by Medicaid or a provider with which we contract. At Warner-Lambert, the liability was recognized earlier, at the point the product was shipped to a wholesaler or retailer. The adjustment reverses the cumulative effect of years of applying different methodologies. The adjustment increased our net sales in the second quarter and first six months of 2001 by $175 million. There are no cash or operational changes, nor are our Medicaid or managed care contract partners affected in any way.

Revenues for the second quarter by segment and the changes over the prior year were as follows:
(millions of dollars)	2001	% of Revenues	2000	% of Revenues	% Change

Pharmaceuticals
U.S.	$3,964	51.6	$3,370	48.2	18
International	2,385	31.0	2,267	32.5	5
Worldwide	6,349	82.6	5,637	80.7	13

Consumer Products
U.S.	670	8.7	675	9.7	(1)
International	667	8.7	677	9.6	(1)
Worldwide	1,337	17.4	1,352	19.3	(1)

Total	$7,686 ======	100.0 =====	$6,989 ======	100.0 =====	10

Revenues for the first six months by segment and the changes over the prior year were as follows:
(millions of dollars)	2001	% of Revenues	2000	% of Revenues	% Change

Pharmaceuticals
U.S.	$ 8,055	52.5	$ 7,109	50.2	13
International	4,666	30.5	4,364	30.9	7
Worldwide	12,721	83.0	11,473	81.1	11

Consumer Products
U.S.	1,332	8.7	1,326	9.4	1
International	1,278	8.3	1,351	9.5	(5)
Worldwide	2,610	17.0	2,677	18.9	(2)

Total	$15,331 =======	100.0 =====	$14,150 =======	100.0 =====	8

Revenues increased 11% in both the second quarter and first six months of 2001 excluding the negative effects of foreign exchange (approximately 4% in the second quarter and approximately 3% in the first six months of 2001) and the positive effect of an accounting harmonization adjustment (approximately 3% in the second quarter and approximately 1% in the first six months of 2001).

The following is a discussion of revenues by business segment:

Pharmaceuticals

The pharmaceuticals segment includes our human pharmaceuticals and animal health businesses as well as Capsugel, a capsule manufacturing business.

Worldwide revenues of the pharmaceuticals segment follow:
(millions of dollars)	Second Quarter			Six Months
	2001	2000	% Change	2001	2000	% Change

Cardiovascular diseases	$2,692	$2,587	4	$ 5,402	$ 4,980	8
Infectious diseases	788	654	20	1,737	1,606	8
Central nervous system disorders	1,073	905	19	2,238	1,811	24
Erectile dysfunction	351	304	16	728	632	15
Diabetes	65	69	(6)	151	247	(39)
Allergy	253	177	43	448	326	37
Alliance revenue	306	264	16	592	512	15
Other	293	286	2	576	603	(4)
Total human pharmaceuticals excluding harmonization of accounting methodology	5,821	5,246	11	11,872	10,717	11
Harmonization of accounting methodology	175	--	--	175	--	--
Total human pharmaceuticals	5,996	5,246	14	12,047	10,717	12
Animal Health	247	287	(14)	467	551	(15)
Capsugel	106	104	1	207	205	1
Total pharmaceuticals	$6,349 ======	$5,637 ======	13	$12,721 =======	$11,473 =======	11

Worldwide human pharmaceutical revenues grew by 14% in the second quarter of 2001 and 12% in the first six months of 2001. Excluding the impact of foreign exchange and harmonization of an accounting methodology, worldwide human pharmaceutical revenues grew by 15% in the second quarter of 2001 and 14% in the first six months of 2001. Worldwide human pharmaceutical revenues on a geographic basis follow:
	Second Quarter
	U.S.			International
	2001	2000	% Change	2001	2000	% Change

As reported	$3,811	$3,218	18	$2,185	$2,028	8
Excluding foreign exchange and harmonization of accounting methodology	$3,636	$3,218	13	$2,374	$2,028	17
	Six Months
	U.S.			International
	2001	2000	% Change	2001	2000	% Change

As reported	$7,757	$6,805	14	$4,290	$3,912	10
Excluding foreign exchange and harmonization of accounting methodology	$7,582	$6,805	11	$4,652	$3,912	19

Excluding the impact of the harmonization of accounting methodology, sales of the following human pharmaceutical products accounted for 82% of our human pharmaceutical revenues and 63% of total company revenues in the second quarter of 2001 and 82% of our human pharmaceutical revenues and 65% of total company revenues for the first six months of 2001:
		Second Quarter
			% Change From 2000
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$1,439	14	17
Norvasc	Cardiovascular diseases	879	9	15
Cardura	Cardiovascular diseases	132	(33)	(26)
Accupril/Accuretic	Cardiovascular diseases	141	--	--
Zithromax	Infectious diseases	262	65	70
Diflucan	Infectious diseases	248	5	10
Viracept	Infectious diseases	85	(17)	(17)
Viagra	Erectile dysfunction	351	16	20
Zoloft	Central nervous system disorders	515	6	8
Neurontin	Central nervous system disorders	432	32	33
Geodon	Central nervous system disorders	22	--	--
Zyrtec	Allergy	252	43	43

		Six Months
			% Change From 2000
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$2,906	22	25
Norvasc	Cardiovascular diseases	1,739	10	15
Cardura	Cardiovascular diseases	276	(31)	(25)
Accupril/Accuretic	Cardiovascular diseases	286	5	7
Zithromax	Infectious diseases	680	19	22
Diflucan	Infectious diseases	512	6	11
Viracept	Infectious diseases	184	(13)	(13)
Viagra	Erectile dysfunction	728	15	19
Zoloft	Central nervous system disorders	1,122	12	14
Neurontin	Central nervous system disorders	812	29	30
Geodon	Central nervous system disorders	87	--	--
Zyrtec	Allergy	446	38	38
  Lipitor is the largest-selling statin medicine worldwide for the treatment of elevated cholesterol levels in the blood and the second-largest-selling drug of any kind in the world through the first half of 2001.
  Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control of hypertension and angina. Norvasc continues to be the largest-selling antihypertensive medicine in the world and the fourth-largest-selling pharmaceutical of any kind in the world.
  Cardura is a selective alpha blocker offering doctors and patients a safe, unique and cost-effective option for the treatment of high blood pressure and enlarged prostate. Cardura's sales declined primarily due to the expiration of the U.S. patent in October 2000. International sales of Cardura declined by 1% to $124 million (grew 10% excluding the effects of foreign exchange) in the second quarter of 2001 and increased 4% to $248 million (grew 14% excluding the effects of foreign exchange) in the first half of 2001.
  Accupril/Accuretic is a well-established angiotensin-converting enzyme (ACE) inhibitor and an effective therapy for the treatment of hypertension and congestive heart failure.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and the third-largest-selling antibiotic worldwide.
  Diflucan's sales growth after 13 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viracept remains the top-selling protease inhibitor for treatment of HIV infections. Viracept's sales declined mainly due to increasing competition from other AIDS medicines.
  Viagra, a treatment for erectile dysfunction, is among the most widely prescribed medications in the world.
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (in adults and children), panic disorder and post-traumatic stress disorder, is the most-prescribed selective serotonin re-uptake inhibitor in the U.S.
  Neurontin is the world's top-selling anticonvulsant for use in adjunctive therapy for epilepsy. Neurontin is also approved in many countries outside the U.S. for the treatment of neuropathic pain.
  Geodon, for the treatment of schizophrenia, was approved by the U.S. Food and Drug Administration (FDA) in February 2001. We launched Geodon in the first quarter of 2001.
  Zyrtec's sales growth reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is the only leading prescription antihistamine approved for both of these indications. It is also used in children as young as two years old. In January 2001, we received an approvable letter from the FDA for Zyrtec-D, a combination antihistamine/decongestant formulation.

Alliance revenue reflects revenue associated with the co-promotion of:

Celebrex, discovered and developed by our alliance partner Pharmacia Corporation, is used for relief of the pain and inflammation of osteoarthritis and adult rheumatoid arthritis.

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd., is used to treat symptoms of Alzheimer's disease.

Alliance revenue in the U.S. for Celebrex declined in the second quarter and first six months of 2001 as compared to the same periods in 2000 due in part to trade purchasing of Celebrex in advance of a December 2000 price increase by Pharmacia. Strong international performances of both alliance products led to the increase in worldwide alliance revenue of 16% in the second quarter of 2001 and 15% in the first six months of 2001.

Animal Health sales for the second quarter of 2001 decreased 14% (down 9% excluding the effects of foreign exchange) and for the first half of 2001 decreased 15% (down 11% excluding the effects of foreign exchange) compared to the prior year periods. The decline in sales principally reflects the sale of feed-additive product lines in November 2000, the adverse impact of foreign exchange and the impact in 2001 of mad-cow and foot-and-mouth diseases in Europe. Excluding foreign exchange and sale of the feed-additive product lines, sales were essentially unchanged in the second quarter 2001 and declined 2% in the first half 2001.

We expect performance of the Animal Health business to improve over the course of 2001 reflective of new promotional and distribution practices and various reorganization initiatives.

Consumer Products

Sales of the Consumer Products segment for the second quarter of 2001 decreased 1% (up 3% excluding the effects of foreign exchange) and for the first half of 2001 decreased 2% (up 1% excluding the effects of foreign exchange) compared to the prior year periods. Worldwide sales of the Consumer Products segment follow:
(millions of dollars)	Second Quarter			Six Months
	2001	2000	% Change	2001	2000	% Change

Consumer Health Care Products	$ 608	$ 598	2	$1,199	$1,204	--
Confectionery Products	500	505	(1)	969	991	(2)
Shaving Products	179	199	(10)	351	383	(8)
Tetra Fish Products	50	50	--	91	99	(8)
Total Consumer Products	$1,337 ======	$1,352 ======	(1)	$2,610 ======	$2,677 ======	(2)

Consumer Health Care product sales increased 2% in the quarter (up 5% excluding the effect of foreign exchange) to $608 million, mainly due to strong sales growth of Sudafed, Benadryl, and Actifed. Sales of Confectionery products increased 4% in the quarter excluding foreign exchange (down 1% including foreign exchange) to $500 million, mainly due to competition in Brazil and Italy and weaker economies in Mexico, Canada and the U.S. as compared to last year, offset in part by a strong performance of Dentyne Ice in North American markets and the June U.S. launch of Body Smarts, a new line of healthy snacks.

We continue to believe that the measures instituted during the course of 2000 for the Consumer Products segment-new management, productivity improvements and the divestiture of non-core product lines-will result in improved operating performance in 2001 relative to a year ago.

Revenues by Country

Revenues in the U.S. increased due to growth in pharmaceutical sales as described above. Revenues by country were as follows:

	Second Quarter
	2001	% of Revenues	2000	% of Revenues	% Change

United States	$ 4,634	60.3	$ 4,045	57.9	15
Japan	519	6.7	530	7.6	(2)
All Other	2,533	33.0	2,414	34.5	5
Consolidated	$ 7,686 =======	100.0 =====	$ 6,989 =======	100.0 =====	10

	Six Months
	2001	% of Revenues	2000	% of Revenues	% Change

United States	$ 9,387	61.2	$ 8,435	59.6	11
Japan	1,012	6.6	972	6.9	4
All Other	4,932	32.2	4,743	33.5	4
Consolidated	$15,331 =======	100.0 =====	$14,150 =======	100.0 =====	8

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 3% in the second quarter and 2% in the first half of 2001 as compared with the prior year periods, while revenues increased 10% in the second quarter and 8% in the first half of 2001. In both periods, these results were mainly attributable to favorable product and business mix, integration synergies, manufacturing efficiencies and the favorable impact of foreign exchange.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses were essentially unchanged in the second quarter and decreased 3% in the first half of 2001 as compared with the prior year periods due to cost savings stemming from the integration of Pfizer and Warner-Lambert and the impact of foreign exchange.

Research and Development Expenses

Research and development expenses increased 3% in the second quarter and were essentially unchanged in the first half of 2001 as compared with the prior year periods due to merger-related synergies and the impact of foreign exchange. We expect to invest approximately $4.8 - $4.9 billion in R&D for full year 2001 (at current exchange rates).

In the first half of 2001, we filed the following indications with the FDA:
Product	Indication	Date Filed
Zithromax	Single-dose regimen in children with acute otitis media	February 2001
Zoloft	Premenstrual dysphoric disorder	January 2001
  In June 2001, the European Mutual Recognition Process was completed for Relpax, a treatment for migraines. Relpax was approved in the EU in dosage levels of 20 mg., 40 mg. and 80 mg. In the fourth quarter of 2000, the FDA sent us an approvable letter for Relpax in which we were asked to conduct an additional, short-term cardiovascular physiology study. We are currently undertaking this study.
  In May 2001, we introduced an oral dosage form of Neurontin in the U.S. to support the use of Neurontin in pediatric patients as well as patients who have difficulty swallowing capsules or tablets.
  In the first quarter of 2001, Pharmacia Corporation filed a New Drug Application (NDA) with the FDA for valdecoxib, for the treatment of osteoarthritis, rheumatoid arthritis and acute pain. Pharmacia is the discoverer of the product and our partner on commercialization of the compound.
  In March 2001, we received an approvable letter from the FDA for an intramuscular form of Geodon, an antipsychotic for the treatment of schizophrenia. We are working closely with the FDA to bring this formulation to market.

Ongoing or planned clinical trials for additional uses and dosage forms for our currently marketed products include:

Product	Indication
Zithromax	Cardiovascular risk in patients with atherosclerosis-atherosclerosis is a process in which fatty substances are deposited within blood vessels
Reduced treatment dosing regimen

Viagra	Female sexual arousal disorder

Zoloft	Pediatric depression
Pediatric post-traumatic stress disorder
Social phobia

Lipitor/Norvasc	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc

Aricept	Vascular dementia

Celebrex	Sporadic adenomatous polyposis
Pain
Bladder cancer
Barrett's esophagus-a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis-a precancerous skin growth caused by overexposure to sunlight

We anticipate that U.S. regulatory filings will be made during 2001 for the following products:
Product	Indication
Exubera - inhaled diabetes therapy (under co-development with Aventis Pharma to be supplied in a device developed by Inhale Therapeutic Systems)*	Diabetes

Neurontin	Neuropathic pain

Pregabalin	Neuropathic pain
Epilepsy

*Together with Aventis Pharma, we have completed the Phase III development program of Exubera and have begun to assemble the NDA, currently planned for submission later this year. Recognizing that Exubera is a first-in-class product with novel attributes and expected rapid, extensive usage, the FDA and other regulatory agencies are working closely with us to enable presentation of a comprehensive data package that should maximize the full potential of Exubera in treating patients with diabetes and facilitate regulatory review of this large, complex NDA. Aventis Pharma and Pfizer are in active discussions with the FDA regarding the content and timing of the NDA; if some additional data are required, as now appears likely, the filing schedule will be revised.

Additional product-related programs are in various stages of discovery and development such as:

  darifenacin for the treatment of overactive bladder
  lasofoxifene for the treatment and prevention of osteoporosis and reduction in the incidence of breast cancer with clinically useful lipid-lowering effects

On April 11, 2001, we announced a worldwide agreement with Boehringer Ingelheim to jointly market Spiriva (tiotropium), which we expect to be the first once-a-day inhaled treatment for chronic obstructive pulmonary disease. Spiriva was discovered and developed by Boehringer Ingelheim. In the second quarter of 2001, Boehringer Ingelheim filed Spiriva for marketing approval with regulatory authorities in Europe. A NDA for Spiriva is anticipated to be filed with the FDA later this year.

MERGER-RELATED COSTS

We have incurred the following merger-related costs:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Transaction costs	$ --	$220	$ --	$ 220
Transaction costs related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger	--	--	--	1,838
Integration costs	137	33	264	33
Restructuring charges	69	178	212	178
Total merger-related costs	$206 ====	$431 ====	$476 ====	$2,269 ======
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Charges
(millions of dollars)	Year 2000	Six Months Ended July 1, 2001	Total	Utilization Through July 1, 2001	Reserve July 1, 2001

Employee termination costs	$876	$164	$1,040	$(818)	$222
Property, plant and equipment	46	40	86	(86)	--
Other	25	8	33	(19)	14
	$947 ====	$212 ====	$1,159 ======	$(923) =====	$236 ====

Through July 1, 2001, the charges for employee termination costs represent the approved reduction of our work force by 6,059 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We have notified these people and as of July 1, 2001, 5,627 employees were terminated. We will complete terminations of the remaining personnel within one year of the notification. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $206 million as of July 1, 2001 and $177 million as of December 31, 2000. The deferred severance benefits are considered utilized and are included in Other noncurrent liabilities. Restructuring charges for employee termination costs were $61 million in the second quarter of 2001.

The impairment and disposal charges through July 1, 2001 for property, plant and equipment primarily represent the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Restructuring charges for property, plant and equipment were $6 million in the second quarter of 2001.

Other restructuring charges primarily consist of charges for contract termination payments-$6 million in the six months ended July 1, 2001 ($1 million in the second quarter ended July 1, 2001) and assets we wrote off, including inventory and intangible assets-$2 million in the six months ended July 1, 2001 ($1 million in the second quarter ended July 1, 2001).

Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$22 million, facility closure costs-$4 million and assets we wrote off, including inventory and intangible assets-$7 million.

At July 1, 2001, unutilized restructuring reserves are included in Other current liabilities.

We expect an additional $500 million in merger-related costs will be incurred, making the current estimate of total merger-related costs through 2002 about $2.4 billion (excluding the costs associated with the termination of the Warner-Lambert/American Home Products merger).

We achieved integration-related synergies of about $325 million in the second quarter and $595 million in the six months ended July 1, 2001. We now expect merger-related cost savings of $1.3 billion in 2001 (versus the prior estimate of $1.2 billion) and at least $1.6 billion in 2002. Savings to date largely stem from the elimination of redundant positions in the work force, increased purchasing power of the combined entity and the reduction of operating expenses.

Other (income)/deductions-net

The following components were included in Other (income)/deductions-net for the second quarter and first six months of 2001 and 2000:
	Second Quarter			Six Months
	2001	2000	% Change	2001	2000	% Change

Interest income	$(143)	$(131)	9	$(295)	$(272)	8
Interest expense	72	101	(29)	143	213	(33)
Gains on the sales of research-related equity investments	--	(30)	--	(17)	(165)	(90)
Gain on the sale of RID	--	(78)	--	--	(78)	--
Gain on the sale of Omnicef	--	--	--	--	(39)	--
Co-promotion charges	100	--	--	136	--	--
Costs associated with the withdrawal of Rezulin	--	--	--	--	103	--
Amortization of goodwill and other intangibles	24	25	(2)	49	50	(1)
Foreign exchange	5	1	775	11	(13)	*
Other, net	(45)	(87)	(48)	(71)	(113)	(37)
Other (income)/ deductions-net	$ 13 ====	$(199) =====	*	$(44) ====	$(314) =====	(86)
* Calculation not meaningful.

Interest income in the second quarter and first half of 2001 increased over the prior year periods as a result of higher average investment levels partially offset by lower average interest rates. Interest expense in the second quarter and first half of 2001 decreased over the prior year periods as a result of lower average interest rates.

TAXES ON INCOME

Our projected tax rate in 2001, excluding the effect of certain significant items and merger-related costs of 25.5% has been reduced from the first quarter 2001 estimate of 26.2%. This rate reduction is due primarily to changes in product mix and tax-planning initiatives.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations and diluted earnings per share, excluding certain significant items and merger-related costs, increased by 31% and 30% in the second quarter of 2001. Income from continuing operations and diluted earnings per share, excluding certain significant items and merger-related costs increased by 33% and 31% in the first half of 2001. A reconciliation between reported income from continuing operations and income from continuing operations excluding certain significant items and merger-related costs follows:
	Second Quarter			Six Months
(millions, except per share data)	2001	2000	% Change	2001	2000	% Change

Income from continuing operations as reported	$1,792	$1,150	56	$3,722	$ 945	294
Certain significant items and merger-related costs (see below)	98	294	(67)	297	2,083	(86)
Income from continuing operations excluding certain significant items and merger-related costs	$1,890 ======	$1,444 ======	31	$4,019 ======	$3,028 ======	33
Diluted earnings from continuing operations per share on the same basis	$ .30 ======	$ .23 ======	30	$ .63 ======	$ .48 ======	31

Certain significant items and merger-related costs follow:
	Second Quarter		Six Months
	2001	2000	2001	2000
Significant items, pre-tax:
Harmonization of accounting methodology*	$(175)	$ --	$(175)	$ --
Gains on the sales of research- related equity investments**	--	(30)	(17)	(165)
Co-promotion charges**	100	--	136	--
Costs associated with the withdrawal of Rezulin**	--	--	--	103
Gain on the sale of RID**	--	(78)	--	(78)
Gain on the sale of Omnicef**	--	--	--	(39)
Total significant items, pre-tax	(75)	(108)	(56)	(179)
Total merger-related costs	206	431	476	2,269
Total significant items and merger- related costs, pre-tax	131	323	420	2,090
Income taxes	33	29	123	7
Total significant items and merger- related costs, after-tax	$ 98 =====	$ 294 =====	$ 297 =====	$2,083 ======

 * Represents the harmonization of Pfizer/Warner-Lambert accounting methodology for Medicaid and contract rebate accruals and is included as an increase in Revenues.

** Included in Other (income)/deductions-net.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of tax, of $37 million in the second quarter and first half of 2001 reflects the resolution of several post-closing matters associated with the divestiture of the Medical Technology Group and the Food Science Group.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	July 1, 2001	Dec. 31, 2000

Financial assets*	$12,519	$9,532
Short and long-term debt	7,005	5,412

Net financial assets	$ 5,514 =======	$4,120 ========

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

To fund investing and financing activities, commercial paper and short and long-term borrowings are used to complement operating cash flows. In maintaining this financial flexibility, levels of investments and debt will vary depending on operating results.

Selected measures of liquidity and capital resources:
	July 1, 2001	Dec. 31, 2000
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$9,301 =======	$7,003 ========

Working capital (millions of dollars)	$7,614 =======	$5,206 ========

Shareholders' equity per common share**	$ 2.85 =======	$ 2.58 ========

* Cash is managed by country or region and is not always available to be used in every location throughout the world. When necessary, we utilize short-term borrowings for various corporate purposes.

** Represents total shareholders' equity divided by the number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trusts).

The increase in working capital from December 31, 2000 to July 1, 2001 primarily reflects:

  cash from current period operations
  the issuance in the first half of 2001 of $750 million in long-term debt (the proceeds of which were used to repay certain short-term borrowings)

partially offset by:

  purchases of property, plant and equipment
  purchases of long-term investments
  purchases of our common stock

The increase in shareholders' equity per common share is primarily due to growth in net income.

Net Cash Provided by Operating Activities

During the first six months of 2001, net cash provided by operating activities was $4,237 million, as compared to $1,296 million in the 2000 period. The change was primarily due to:

  the absence in 2001 of the transaction costs paid in the first half of 2000 of $1,838 million related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger

Net Cash Used in Investing Activities

During the first six months of 2001, investing activities used net cash of $3,746 million, as compared to $1,443 million in the 2000 period. The increase in net cash used in investing activities in 2001 was primarily attributable to:

  more purchases of short-term and long-term investments
  less proceeds received from the sales of research-related equity investments and businesses.

Net Cash Used in Financing Activities

During the first six months of 2001, net cash used in financing activities was $265 million, as compared to $626 million in the 2000 period. The decrease in net cash used in financing activities in 2001 was primarily attributable to:

  an increase in net proceeds from borrowings

partially offset by:

  an increase in common share purchases
  an increase in cash dividends paid
  less cash received from exercises of employee stock options

In May 2001, we issued 60 billion yen ($489 million at date of issuance) in unsecured notes under a $2.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000. The notes mature on March 18, 2008, with interest payable semi-annually, beginning on September 18, 2001, at a rate of .80%. The proceeds from the notes were used for general corporate purposes.

In January 2001, we issued $750 million in senior unsecured notes under the same $2.5 billion shelf registration. The notes mature on February 1, 2006, with interest payable semi-annually, beginning on August 1, 2001, at a rate of 5.625%. The proceeds from the notes were used to repay certain short-term borrowings.

In June 2001, we completed the $5 billion share-purchase program authorized in September 1998. During the second quarter of 2001, we purchased approximately 9 million shares of common stock in the open market at an average price of $42.54 per share. In the first half of 2001, we purchased approximately 20.3 million shares of common stock in the open market at an average price of $42.72 per share. Under this program, we purchased in total approximately 127 million shares at a total cost of $5.0 billion. Also in June 2001, we announced a new $5 billion share-purchase program, with a limit of 120 million shares. We expect these new purchases will be made from time to time during the next 18 months in the open market or in privately negotiated transactions. The common stock acquired through this program will be available for general corporate purposes.

INVESTMENT AGREEMENT

In March 2001, we announced plans to form an independent company along with Microsoft and IBM that will develop software and services for physician practices. The focus of the company will be to reduce the administrative workload for physicians, allowing them to put more time toward their mission of providing quality patient care. The new company is expected to make its first products available to the general market in the fourth quarter of 2001.

FINANCIAL RISK MANAGEMENT

In March 2001, Pfizer purchased $276 million notional amount of Japanese yen put options to partially hedge the U.S. dollar/Japanese yen exchange impact related to anticipated intercompany inventory purchases through the end of this year.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized but will be subject to annual impairment tests. Separable intangible assets with finite lives will continue to be amortized over their useful lives.

We will adopt SFAS No. 141 and SFAS No. 142 as of January 1, 2002. The adoption of SFAS No. 141 is not expected to impact our financial position or results of operations. We will continue to amortize existing goodwill and intangible assets through the remainder of 2001. Application of the non-amortization provisions of SFAS No. 142 will not have a material effect on our financial condition or results of operations. We have not yet determined the impact, if any, of adopting the impairment provisions of SFAS No. 142.

In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. We will adopt the provisions of EITF No. 00-25 as of January 1, 2002. Our adoption of EITF No.  00-25 will result in reclassifications of certain marketing expenses to revenues; however, we have not yet determined these amounts. These reclassifications will have no effect on net income.

OUTLOOK

We expect operational revenue growth rates for the total company to be higher in the second half of 2001 than they were in the second quarter of 2001. Given the unprecedented further strengthening of the dollar relative to the euro and yen in the second quarter of 2001, foreign exchange is now projected to reduce our 2001 revenues by over $900 million, at current exchange rates. Therefore, total full year revenue growth including foreign exchange and excluding the accounting harmonization adjustment, is now expected to be about 10 percent, at current exchange rates. For 2001, diluted earnings per share from continuing operations are projected at $1.27 to $1.30, or 25% to 27% growth, excluding certain significant items and merger-related costs. The vast majority of our earnings growth in 2001 is expected to come from operations, with merger-related cost savings and a reduction in the effective tax rate providing additional benefits. For 2002, diluted earnings per share from continuing operations are projected at $1.56 or better, excluding certain significant items and merger-related costs.

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

On June 4, 2001, Great Lakes Health Plan filed suit against Pfizer, Mylan Laboratories, Inc., and Mylan Pharmaceuticals, Inc., in the U.S. District Court for the Eastern District of Michigan, seeking class action status and claiming that the Pfizer-Mylan settlement agreement was an antitrust violation.

As has been publicly reported, the Federal Trade Commission is conducting a review of brand-name and generic drug litigations, settlements and agreements, and has required companies to file a special report. Pfizer has timely filed the report.

Zoloft Patents

On December 17, 1999, the Company received notice of the filing of an ANDA by Zenith Goldline Pharmaceuticals for 50 mg. and 100 mg. tablets of sertraline hydrochloride alleged to be bioequivalent to Zoloft. Zenith has certified to the FDA that it will not engage in the manufacture, use or sale of sertraline hydrochloride until the expiration of Pfizer's U.S. Patent 4,536,518, which covers sertraline per se and expires December 30, 2005. Zenith has also alleged in its certification to the FDA that the manufacture, use and sale of Zenith's product will not infringe Pfizer's U.S. Patent 4,962,128, which covers methods of treating an anxiety-related disorder or Pfizer's U.S. Patent 5,248,699, which covers a crystalline polymorph of sertraline hydrochloride. These patents expire in November 2009 and August 2012, respectively. On January 28, 2000, the Company filed a patent infringement action against Zenith Goldline and its parent Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the '128 and '699 Patents. Zenith Goldline filed its answer on March 10, 2000, denying infringement. Discovery has been completed. No trial date has been set.

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

On April 25, 2000, U.S. Patent 6,054,482, which claims anhydrous gabapentin formulations containing low levels of lactam and mineral acid, was issued to Warner-Lambert's Godecke Aktiengesellschaft subsidiary (Godecke). This patent was listed in the FDA's "Orange Book" under the Company's Neurontin capsule and tablet products on the same day. On April 28 Purepac Pharmaceutical Co. (Purepac) and Faulding Inc. filed suit in the U.S. District Court for the District of New Jersey against Warner-Lambert and Godecke for a declaratory judgment that the '482 Patent is invalid and would not be infringed by Purepac's proposed gabapentin capsule and tablet products. On June 15 Warner-Lambert and Godecke moved to dismiss the complaint, and also filed suit in the same court against Purepac and Faulding Inc. seeking orders enjoining them from pursuing their declaratory judgment action and compelling them to submit appropriate certifications to the FDA regarding the '482 Patent. This suit also alleges infringement of the '482 Patent. On June 15 Warner-Lambert received a notice letter from Purepac and Faulding Inc. which certified their position that the proposed Purepac gabapentin tablet and capsule products do not infringe the '482 Patent. On July 20, Pfizer, Warner-Lambert, and Godecke filed another suit in federal court in New Jersey against Purepac and Faulding Inc. for infringement of the '482 Patent. The defendant's answer to this last suit includes counterclaims for antitrust violations under the Sherman Act and unfair competition. The three suits were consolidated and the April 28 suit was dismissed by the court. On November 27 the Company filed a motion to dismiss the counterclaims in the July 20 suit and on January 16, 2001, the defendants filed a motion for summary judgment of non-infringement. The Company's brief in opposition to this motion for summary judgment was filed on April 12 and the defendants' reply brief was filed on June 7. The court may rule on this summary judgment of non-infringement at any time.

On June 15, 2000, Warner-Lambert received a notice letter from TorPharm, Inc., certifying its opinion that the proposed gabapentin capsule products of its Apotex Corp. agent do not infringe the '482 Patent. On July 20 Pfizer, Warner-Lambert, and Godecke filed suit in the U.S. District Court for the Northern District of Illinois for infringement of the '482 Patent. The defendant's answer includes counterclaims for antitrust violations under the Sherman Act. On November 6 the Company filed a motion to dismiss these counterclaims. On March 7 the defendants filed a motion for summary judgment of non-infringement. The Company's brief in opposition to this motion was filed on May 24.

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

On October 2, 2000, the Company filed a motion with the Federal Judicial Panel on Multidistrict Litigation to consolidate all of the above-identified patent cases involving U.S. Patent 6,054,482 for pretrial proceedings in the U.S. District Court for the District of New Jersey. Purepac/Faulding Inc. and Apotex/TorPharm filed oppositions. This motion was granted on February 5. Patent infringement suits (described below) based on the '482 Patent against Zenith/Ivax and Eon Labs have subsequently been joined into these consolidated proceedings. Discovery is in progress.

In November 2000, Warner-Lambert and Godecke received notice letters from Zenith Goldline Pharmaceuticals, Inc., relating to its proposed 100 mg., 300 mg. and 400 mg. gabapentin capsules, certifying Zenith's opinion that the Company's '482 Patent is invalid. On December 14, Pfizer Inc., Warner-Lambert and Godecke filed suit in the U.S. District Court for the District of New Jersey against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc. and Ivax Corporation (Zenith's parent company) for infringement of the '482 Patent. In December 2000 Warner-Lambert received a notice letter from Zenith Goldline Pharmaceuticals, Inc. notifying Warner-Lambert that Zenith had filed an ANDA on 600 mg. and 800 mg. gabapentin tablets and certifying Zenith's opinion that the '482 Patent is invalid, and also that the '476 Patent and the '479 Patent are both invalid and would not be infringed by the manufacture, use or sale of the proposed Zenith tablet product. In January and February the Company filed suits against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc. and Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the '482 Patent (January suit) and the '476 and '479 Patents (February suit). In February 2001, the Company received a comparable notice letter from Zenith directed to proposed 100 mg., 300 mg. and 400 mg. gabapentin tablet products. On March 30 the Company filed two suits against Zenith Laboratories, Inc., Zenith Goldline Pharmaceuticals, Inc., and Ivax Corporation in the U.S. District Court for the District of New Jersey for infringement of the '482 Patent, and the '476 and '479 Patents, respectively. Discovery is in progress in the suits related to the '476 and '479 Patents.

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

Quinapril Patents

In January 1999 Warner-Lambert received a letter from Teva Pharmaceuticals USA informing it that Teva had filed an ANDA on 40 mg. quinapril hydrochloride tablets allegedly bioequivalent to the Company's Accupril product. This letter also certified Teva's opinion that the Company's U.S. Patent 4,473,450, which is directed to stable formulations of ACE inhibitor compounds and expires in February 2007, is invalid, and further informed us that manufacture, use and sale of the proposed product would await expiration of the basic product patent on quinapril hydrochloride (U.S. Patent 4,344,949) in October 2002. In March 1999 Warner-Lambert filed suit against Teva Pharmaceuticals USA in the U.S. District Court for the District of New Jersey for infringement of the '450 Patent. Discovery is in progress and a Markman hearing on claim construction is expected to be conducted in the autumn of this year. No trial date has yet been scheduled.

Glucotrol Patents

In a letter dated May 25, 2001 Andrx Pharmaceuticals, LLC notified the Company that Andrx had filed an ANDA on 10 mg. extended-release glipizide tablets said to be bioequivalent to our 10 mg. Glucotrol XL. This letter also set forth Andrx' position that the six Alza patents (exclusively licensed to the Company) listed in the "Orange Book" under our product would not be infringed by the proposed Andrx product (and in one case that the patent is invalid). On July 9 Pfizer Inc. and Alza Corporation, as coplaintiffs, filed two suits (one in the U.S. District Court for the District of New Jersey and the other in the U.S. District Court for the Southern District of Florida) against Andrx Corporation, Andrx Pharmaceuticals, Inc. and Andrx Pharmaceuticals, LLC under the provisions of the Hatch-Waxman Act for infringement of these six patents.

Schneider Catheter Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a suit against the Company and various currently or formerly affiliated codefendants in Minnesota state court alleging breach of contract, fraudulent transfer of his license agreement with Schneider (Europe) AG, unjust enrichment, breach of fiduciary duty, tortious interference with contractual relationship, and civil conspiracy, and seeking a declaratory judgment that Dr. Bonzel is free to terminate the aforementioned license agreement. The claims arise from the Company's 1998 sale of the Schneider companies to Boston Scientific Corporation (BSC), which is named in Dr. Bonzel's complaint as an involuntary plaintiff. On August 28 the Company and BSC removed the suit to the U.S. District Court for the District of Minnesota and on August 30 Dr. Bonzel filed a motion to remand it to state court, which the Company and BSC opposed. This motion to remand was granted on February 6. Additionally, on September 18 BSC filed a motion with the federal court in Minnesota to be dismissed from this action as an involuntary plaintiff. This motion was also granted on February 6. BSC has been added as a codefendant party in the Minnesota state court action and discovery is in progress. On April 11 the defendants filed a motion to dismiss this litigation so that the plaintiff can refile it in a more convenient forum.

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

Since Rezulin's withdrawal from the market, a number of suits and claims against Warner-Lambert (and in some instances against the Company as well) have been filed. As of July 6, 2001, 59 Federal and 16 state class action suits have been filed seeking medical monitoring; six Federal and seven state class actions seek damages or restitution; individual Federal and state suits have been filed seeking damages or restitution for personal injuries on behalf of about 4,200 Rezulin patients; and claims on behalf of 111 Rezulin patients have been received.

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

Celebrex

On June 7, 2001, the Company was served with a purported class action complaint in the U.S. District Court for the Eastern District of New York, alleging that patients taking Celebrex or Merck's Vioxx were at a higher risk of heart attacks. The complaint, which also names Merck and Pharmacia as defendants, seeks unspecified monetary and injunctive relief, including medical monitoring. The Company believes the suit is without merit and will defend it vigorously.

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

Since June 1999, suits in both Federal and state courts, and unfiled claims, on behalf of approximately 50 Trovan patients have been received by the Company alleging liver injuries due to ingestion of Trovan. Approximately half of these matters have been resolved. There are also three purported state court class actions in South Carolina seeking damages and injunctive relief on behalf of Trovan patients and their spouses and one purported class action in Nigeria arising out of a clinical trial during a meningitis epidemic in 1996. The cases are in early stages of discovery.

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

As of July 1, 2001, there were 69,713 personal injury claims pending against Quigley and 44,784 such claims against the Company (excluding those that are inactive or have been settled in principle), and 75 talc cases against the Company.

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

As of July 1, 2001, American Optical was named a defendant in lawsuits involving approximately 60,028 individual plaintiffs. Approximately two-thirds of these lawsuits involve claims for asbestos-related disease developed as a result of exposure to asbestos-containing protective clothing allegedly manufactured by American Optical. The remaining one-third consists of claims for silica-related disease developed as a result of exposure to silica while using allegedly defective respirators manufactured by American Optical.

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

Pediculicides

Since December 1998, five actions have been filed, in state courts in Texas, California, Illinois and Louisiana, purportedly on behalf of statewide or nationwide classes of consumers who allege that Pfizer's and/or Warner-Lambert's and other manufacturers' advertising and promotional claims for Pfizer's Rid and Warner-Lambert's Nix and other pediculicides were untrue, entitling them to refunds, other damages and/or injunctive relief. One of the Texas cases has been voluntarily dismissed, the Louisiana case has been resolved, and the Company obtained summary judgment in the California case. Proceedings in the other Texas case and Illinois cases are still in early stages.

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

The Federal Trade Commission opened an investigation focusing on the pricing practices at issue in the above pharmacy antitrust litigation. In July 1996, the Commission issued subpoenas for documents to both Pfizer and Warner-Lambert, among others, to which both responded. A second subpoena was issued to both companies for documents in May 1997 and both again responded. The investigation was closed, with no further action, effective May 30, 2001.

Former Food Science Division

In 1999, the Company pleaded guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltols from December 1989 until December 1995, and paid a total fine of $20 million. The activities at issue involved the Company's former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company's current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Five purported class action suits involving these products have been filed against the Company; two in California State Court, and three in New York Federal Court, all of which have been settled in principle. The settlements have received preliminary court approval, and notices will be distributed shortly. The Company does not believe that this plea and settlement, or the civil litigation involving these products, should have a material adverse effect on the financial position or results of the Company.

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

Securities Litigation

Immune Response Corp.

On July 20, 2001, the Company's subsidiary, Agouron Pharmaceuticals, Inc., was served with three related purported class actions brought under sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act. The complaints allege that Agouron, Immune Response Corp. (IRC), and the CEOs of each misled the investing public about the status of and prospects for Remune, an AIDS treatment in development, that had been licensed by IRC to Agouron in June 1998. On July 16, 2001, Agouron announced that, in accordance with the terms of the IRC agreement, it had determined not to pursue the development of Remune.

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

We did not file any report on Form 8-K during the second quarter ended July 1, 2001.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.
Pfizer Inc. (Registrant)

Dated: August 14, 2001	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 14, 2001, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended July 1, 2001, in the following Registration Statements:

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
August 14, 2001