Form 10-Q
period 2001-09-30
PFIZER INC
filed 2001-11-13
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES   X    NO

At November 12, 2001, 6,286,721,841 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
September 30, 2001

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months and nine months ended September 30, 2001 and October 1, 2000
Condensed Consolidated Balance Sheet at September 30, 2001 and December 31, 2000
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and October 1, 2000
Notes to Condensed Consolidated Financial Statements
Independent Accountants' Review Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Revenues	$ 7,898	$ 7,158	$23,229	$21,308

Costs and expenses:
Cost of sales	1,177	1,221	3,551	3,637
Selling, informational and administrative expenses	2,671	2,650	8,061	8,207
Research and development expenses	1,188	1,025	3,332	3,172
Merger-related costs	113	505	589	2,774
Other income-net	(5)	(28)	(49)	(344)

Income from continuing operations before provision for taxes on income and minority interests	2,754	1,785	7,745	3,862

Provision for taxes on income	679	421	1,936	1,549

Minority interests	3	3	14	7

Income from continuing operations	2,072	1,361	5,795	2,306

Discontinued operations-net of tax	--	--	37	--

Net income	$ 2,072 =======	$ 1,361 =======	$ 5,832 =======	$ 2,306 =======
Earnings per common share:
Basic:
Income from continuing operations	$ .33	$ .22	$ .93	$ .37
Discontinued operations-net of tax	--	--	--	--
Net income	$ .33 =======	$ .22 =======	$ .93 =======	$ .37 =======

Diluted:
Income from continuing operations	$ .33	$ .21	$ .92	$ .36
Discontinued operations-net of tax	--	--	--	--
Net income	$ .33 =======	$ .21 =======	$ .92 =======	$ .36 =======
Weighted average shares used to calculate earnings per common share amounts:
Basic	6,241 =======	6,228 =======	6,246 =======	6,201 =======
Diluted	6,359 =======	6,371 =======	6,372 =======	6,361 =======

Cash dividends paid per common share	$ .11 =======	$ .09 =======	$ .33 =======	$ .27 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)	Sept. 30, 2001*	Dec. 31, 2000**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,898	$ 1,099
Short-term investments	7,565	5,764
Accounts receivable, less allowance for doubtful accounts: $140 and $151	5,679	5,489
Short-term loans	241	140
Inventories
Finished goods	1,237	1,195
Work in process	1,139	1,074
Raw materials and supplies	466	433
Total inventories	2,842	2,702
Prepaid expenses and taxes	1,774	1,993
Total current assets	19,999	17,187
Long-term loans and investments	4,258	2,529
Property, plant and equipment, less accumulated depreciation: $5,095 and $4,709	10,166	9,425
Goodwill, less accumulated amortization: $343 and $300	1,764	1,791
Other assets, deferred taxes and deferred charges	2,619	2,578

Total assets	$38,806 =======	$33,510 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $484 and $150	$ 6,362	$ 4,289
Accounts payable	1,632	1,719
Dividends payable	--	696
Income taxes payable	920	850
Accrued compensation and related items	1,010	982
Other current liabilities	3,115	3,445
Total current liabilities	13,039	11,981
Long-term debt	2,087	1,123
Postretirement benefit obligation other than pension plans	588	564
Deferred taxes on income	433	380
Other noncurrent liabilities	3,763	3,386
Total liabilities	19,910	17,434

Shareholders' Equity
Preferred stock	--	--
Common stock	339	337
Additional paid-in capital	8,885	8,895
Retained earnings	23,967	19,599
Accumulated other comprehensive expense	(1,715)	(1,515)
Employee benefit trusts	(2,653)	(3,382)
Treasury stock, at cost	(9,927)	(7,858)

Total shareholders' equity	18,896	16,076
Total liabilities and shareholders' equity	$38,806 =======	$33,510 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Sept. 30, 2001	Oct. 1, 2000
Operating Activities
Income from continuing operations	$5,795	$2,306
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	772	707
Gains on the sales of research-related equity investments	(17)	(183)
Loss on sale of Animal Health feed-additive products	--	65
Harmonization of accounting methodology	(175)	--
Costs associated with the withdrawal of Rezulin	--	84
Other	122	240
Changes in assets and liabilities	320	326

Net cash provided by operating activities	6,817	3,545

Investing Activities
Purchases of property, plant and equipment	(1,519)	(1,525)
Purchases of short-term investments	(9,219)	(7,077)
Proceeds from redemptions of short-term investments	7,773	5,276
Purchases of long-term investments	(2,311)	(349)
Proceeds from sales of long-term investments	95	220
Increases in long-term loans	--	(220)
Purchases of other assets	(156)	(142)
Proceeds from sales of other assets	77	157
Proceeds from the sales of businesses-net	8	168
Other investing activities	82	132

Net cash used in investing activities	(5,170)	(3,360)

Financing Activities
Increase in short-term debt	2,120	1,122
Principal payments on short-term debt	(411)	(979)
Proceeds from issuances of long-term debt	1,238	18
Principal payments on long-term debt	(30)	(20)
Proceeds from common stock issuances	46	47
Purchases of common stock	(2,213)	(626)
Cash dividends paid	(2,038)	(1,642)
Stock option transactions and other	474	876

Net cash used in financing activities	(814)	(1,204)
Net cash used in discontinued operations	(27)	--
Effect of exchange-rate changes on cash and cash equivalents	(7)	2
Net increase/(decrease) in cash and cash equivalents	799	(1,017)
Cash and cash equivalents at beginning of period	1,099	2,358

Cash and cash equivalents at end of period	$1,898 ======	$1,341 ======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ending August 26, 2001 and August 27, 2000. We made certain reclassifications to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

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

Note 3:  New Accounting Standards

Accounting for Certain Sales Incentives

On January 1, 2001, we adopted the provisions of the Emerging Issues Task Force (EITF) Issue
No. 00-14, Accounting for Certain Sales Incentives, which addresses the income statement classification of certain sales incentives. As a result, we reclassified the cost of certain sales incentives from Selling, informational and administrative expenses to Revenues. We reclassified the prior periods to reflect the current year presentation. These reclassifications have no effect on net income.

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

Accounting for Certain Vendor Consideration

In April 2001, the EITF reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. We will adopt the provisions of EITF No. 00-25 as of January 1, 2002. Our adoption of EITF No. 00-25 will result in reclassifications of certain marketing expenses to reflect them as a reduction of revenues. These reclassifications will have no effect on net income.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized but will be subject to annual impairment tests. Separable intangible assets with finite lives will continue to be amortized over their useful lives.

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

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The provisions of SFAS No. 143 are not expected to have a material impact on our consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

Note 4:  Derivative Financial Instruments and Hedging Activities

The following disclosures relate to derivative and hedging instruments as of September 30, 2001:

Purpose

Foreign Exchange Risk

A significant portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. Foreign exchange risk is also managed through the use of derivative financial instruments and Japanese yen denominated debt which as of September 30, 2001 are as follows:

  $3,212 million notional amount of foreign currency forward contracts are used to offset the potential earnings effects from short-term foreign currency assets and liabilities in mostly intercompany cross-border transactions that arise from operations. We have entered into such contracts primarily to sell euro and Japanese yen in exchange for U.S. dollars.
  $1,265 million of short-term and $501 million of long-term Japanese yen debt is designated as a net investment hedge of our yen net investments in operations in order to limit the risk of adverse changes in the value of such investments related to foreign exchange.
  $428 million notional amount of foreign currency swaps are designated as cash flow hedges of a U.K. pound intercompany loan maturing in 2003 in order to reduce the variability in U.S. dollar cash flows related to the interest payments and the principal repayment.
  $169 million notional amount of foreign currency swaps are designated as fair value hedges of euro debt investments maturing through mid-2002 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.
  $143 million notional amount of foreign currency swaps are designated as fair value hedges of U.K. pound debt investments maturing through mid-2002 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.
  $96 million notional amount of foreign currency swaps are designated as fair value hedges of a foreign subsidiary's euro loans maturing in late 2001 in order to reduce the variability in U.S. dollar cash flows related to interest receipts and the principal repayment.
  $90 million notional amount of Japanese yen put options to partially hedge the U.S. dollar/Japanese yen exchange impact related to forecasted intercompany inventory purchases through the end of the year.

Interest Rate Risk

Our interest-bearing investments, loans and borrowings are subject to interest rate risk. We invest and borrow primarily on a short-term or variable-rate basis. Significant interest rate risk is also managed through the use of derivative financial instruments as follows:

  $1,012 million notional amount of yen interest rate swaps maturing in 2003 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at 1.2%.
  $750 million notional amount of U.S dollar interest rate swaps maturing in 2006 and $250 million interest rate swaps maturing in early 2008 are designated as fair value hedges of the changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate, "LIBOR".

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

Note 5:  Merger-Related Costs

We have incurred the following merger-related costs:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Transaction costs	$ --	$ 6	$ --	$ 226
Transaction costs related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger	--	--	--	1,838
Integration costs	66	66	330	99
Restructuring charges	47	433	259	611
Total merger-related costs	$ 113 ======	$ 505 ======	$ 589 ======	$2,774 ======
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Charges
(millions of dollars)	Year 2000	Nine Months Ended Sept. 30, 2001	Total	Utilization Through Sept. 30, 2001	Reserve Sept. 30, 2001

Employee termination costs	$876	$182	$1,058	$ (920)	$138
Property, plant and equipment	46	63	109	(109)	--
Other	25	14	39	(30)	9
	$947 ====	$259 ====	$1,206 ======	$(1,059) =======	$147 ====

Through September 30, 2001, the charges for employee termination costs represent the approved reduction of our work force by 6,220 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of September 30, 2001, 5,858 employees were terminated. We will complete terminations of the remaining personnel within one year of the notification. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $213 million as of September 30, 2001 and $177 million as of December 31, 2000. The deferred severance benefits are considered utilized and are included in Other noncurrent liabilities. Restructuring charges for employee termination costs were $18 million in the third quarter of 2001.

The impairment and disposal charges through September 30, 2001 for property, plant and equipment primarily represent the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Restructuring charges for property, plant and equipment were $23 million in the third quarter of 2001.

Other restructuring charges primarily consist of charges for contract termination payments-$12 million in the nine months ended September 30, 2001 ($6 million in the third quarter ended September 30, 2001) and assets we wrote off, including inventory and intangible assets-$2 million in the nine months ended September 30, 2001 (none in the third quarter ended September 30, 2001).

Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$28 million, facility closure costs-$4 million and assets we wrote off, including inventory and intangible assets-$7 million.

At September 30, 2001, unutilized restructuring reserves are included in Other current liabilities.

Note 6:  Certain Significant Items

Certain significant items recorded in the third quarter and nine months ended September 30, 2001 and October 1, 2000 follow:
	Third Quarter		Nine Months
	2001	2000	2001	2000
Harmonization of accounting methodology*	$--	$--	$(175)	$ --
Gain on the sale of research- related equity investments**	--	(18)	(17)	(183)
Co-promotion charges**	70	--	206	--
Costs associated with the withdrawal of Rezulin**	--	15	--	118
Loss on the sale of feed-additive products**	--	65	--	65
Gain on the sale of RID**	--	--	--	(78)
Gain on the sale of Omnicef**	--	--	--	(39)
Total significant items	$70 ====	$62 ====	$ 14 =====	$(117) =====
* included as an increase in Revenues ** included in Other income-net
  In the second quarter of 2001, we harmonized the Pfizer/Warner-Lambert accounting methodology for Medicaid and contract rebate accruals which resulted in an adjustment which increased net sales by $175 million.
  In the first quarter of 2001, we sold certain research-related equity investments for proceeds of $21 million. These sales resulted in pre-tax gains of $17 million.

In 2000, we sold certain research-related equity investments for proceeds of $20 million in the third quarter and $215 million in the first nine months of 2000. These sales resulted in pre-tax gains of $18 million in the third quarter and $183 million in the first nine months.

These investments had specific identification cost bases and were classified as available-for-sale.
  In 2001, we incurred co-promotion charges related to alliance agreements of $70 million in the third quarter and $206 million in the first nine months.
  In the first quarter of 2000, we announced that we were discontinuing the sale of Rezulin. Pre-tax costs associated with the withdrawal of Rezulin of $15 million in the third quarter and $118 million in the first nine months of 2000 consist primarily of product returns and inventory write-offs.
  In the third quarter of 2000, we announced an agreement to sell the Animal Health feed-additive products to Phibro Animal Health, a wholly-owned subsidiary of Phillipp Brothers Chemicals, Inc. The sale resulted in a pre-tax loss of $65 million in the third quarter and first nine months of 2000.
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

Note 7:  Financial Instruments-Long-Term Debt

In October 2001, we issued $600 million in senior unsecured notes under a $2.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000. The notes mature November 1, 2004, with interest payable semi-annually, beginning on May 1, 2002 at a rate of 3.625%.

In May 2001, we issued 60 billion yen ($489 million at date of issuance) in unsecured notes under the same $2.5 billion shelf registration. The notes mature on March 18, 2008, with interest payable semi-annually, beginning on September 18, 2001, at a rate of .80%.

In January 2001, we issued $750 million in senior unsecured notes under the same $2.5 billion shelf registration. The notes mature on February 1, 2006, with interest payable semi-annually, beginning on August 1, 2001, at a rate of 5.625%.

Note 8:  Comprehensive Income
	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Net income	$2,072	$1,361	$5,832	$2,306
Other comprehensive income/ (expense):
Currency translation adjustment and hedges	77	(30)	(63)	(371)
Holding gain/(loss) arising during period, net of tax	(72)	79	(127)	233
Reclassification adjustment, net of tax	--	(11)	(10)	(123)
Net gain/(loss) on investment securities	(72)	68	(137)	110
Total other comprehensive income/(expense)	5	38	(200)	(261)
Total comprehensive income	$2,077 ======	$1,399 ======	$5,632 ======	$2,045 ======

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first nine months of 2001 was:
(millions of dollars)	2001

Opening balance	$(1,486)
Translation adjustments and hedges	(63)
Ending balance	$(1,549) =======

Note 9:  Earnings Per Share

Basic earnings per common share and diluted earnings per common share were computed as follows:
	Three Months Ended		Nine Months Ended
(millions, except per share data)	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000
Earnings:

Income from continuing operations	$2,072	$1,361	$5,795	$2,306
Discontinued operations-net of tax	--	--	37	--
Net income	$2,072 ======	$1,361 ======	$5,832 ======	$2,306 ======

Basic:
Weighted average number of common shares outstanding	6,241 ======	6,228 ======	6,246 ======	6,201 ======

Earnings per common share:

Income from continuing operations	$ .33	$ .22	$ .93	$ .37
Discontinued operations-net of tax	--	--	--	--
Net income	$ .33 ======	$ .22 ======	$ .93 ======	$ .37 ======

Diluted:
Weighted average number of common shares outstanding	6,241	6,228	6,246	6,201

Common share equivalents-stock options and stock issuable under employee compensation plans	118	143	126	160

Weighted average number of common shares outstanding and common share equivalents	6,359 ======	6,371 ======	6,372 ======	6,361 ======

Earnings per common share:

Income from continuing operations	$ .33	$ .21	$ .92	$ .36
Discontinued operations-net of tax	--	--	--	--
Net income	$ .33 ======	$ .21 ======	$ .92 ======	$ .36 ======

Stock options and stock issuable under employee compensation plans representing equivalents of 137 million shares of common stock had exercise prices greater than the average market price of Pfizer common stock during the three months and nine months ended September 30, 2001. These common stock equivalents were outstanding during the three months and nine months ended September 30, 2001 but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. There were no antidilutive common share equivalents in the three-month and nine-month periods ended October 1, 2000.

Note 10:  Segment Information

For the three months ended September 30, 2001 and October 1, 2000:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2001	$6,587	$1,311	$ --	$7,898
	2000	5,828	1,330	--	7,158

Segment profit	2001	$2,768	$ 223	$ (237)(1)	$2,754(2)
	2000	2,262	190	(667)(1)	1,785(2)

For the nine months ended September 30, 2001 and October 1, 2000:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2001	$19,308	$3,921	$ --	$23,229
	2000	17,301	4,007	--	21,308

Segment profit	2001	$ 8,110	$ 688	$(1,053)(1)	$ 7,745(2)
	2000	6,414	711	(3,263)(1)	3,862(2)

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

Note 11:  Actions of the Board of Directors

On June 28, 2001, our board of directors declared an $.11 per share third-quarter 2001 cash dividend on our common stock, payable on September 6, 2001 to all shareholders who owned shares on August 17, 2001.

Also on June 28, 2001, our board of directors authorized the company to purchase up to $5 billion worth of its currently issued stock, with a limit of 120 million shares, to be made from time to time over the next 18 months in the open market or in privately negotiated transactions. During the third quarter, we purchased approximately 34 million shares of our common stock, under the current share-purchase program, at a total cost of about $1.34 billion. The common stock acquired through this program will be available for general corporate purposes.

Note 12: Subsequent Event

On October 25, 2001, our board of directors declared an $.11 per share fourth-quarter 2001 cash dividend on our common stock, payable on December 6, 2001 to all shareholders who own shares on November 16, 2001.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 30, 2001 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and October 1, 2000 and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management. The condensed consolidated financial statements for 2000 give retroactive effect to the merger on June 19, 2000 of Pfizer Inc. and Subsidiary Companies and Warner-Lambert Company and its subsidiaries which was accounted for as a pooling of interests.

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

KPMG LLP

New York, New York
November 13, 2001

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Statement of Income follow:
(millions of dollars, except per share data)	Third Quarter			Nine Months
	2001	2000	% Change	2001	2000	% Change

Revenues	$7,898	$7,158	10	$23,229	$21,308	9

Cost of sales	1,177	1,221	(4)	3,551	3,637	(2)
% of revenues	14.9%	17.1%		15.3%	17.1%

Selling, informational and administrative expenses	2,671	2,650	1	8,061	8,207	(2)
% of revenues	33.8%	37.0%		34.7%	38.5%

R&D expenses	1,188	1,025	16	3,332	3,172	5
% of revenues	15.0%	14.3%		14.3%	14.9%

Merger-related costs	113	505	(78)	589	2,774	(79)
% of revenues	1.4%	7.1%		2.5%	13.0%

Other income-net	(5)	(28)	(79)	(49)	(344)	(85)

Income from continuing operations before taxes	$2,754	$1,785	54	$ 7,745	$ 3,862	101
% of revenues	34.9%	24.9%		33.3%	18.1%

Provision for taxes on income	$ 679	$ 421	61	$ 1,936	$ 1,549	25

Effective tax rate	24.6%	23.6%		25.0%	40.1%

Income from continuing operations	$2,072	$1,361	52	$ 5,795	$ 2,306	151
% of revenues	26.2%	19.0%		24.9%	10.8%

Discontinued operations-net of tax	--	--	--	37	--	*

Net income	$2,072 ======	$1,361 ======	52	$ 5,832 =======	$ 2,306 =======	153
% of revenues	26.2%	19.0%		25.1%	10.8%

Earnings per common share:
Basic:
Income from continuing operations	$ .33	$ .22	50	$ .93	$ .37	151
Discontinued operations-net of tax	--	--	--	--	--	--
Net income	$ .33 ======	$ .22 ======	50	$ .93 =======	$ .37 =======	151

Diluted:
Income from continuing operations	$ .33	$ .21	57	$ .92	$ .36	156
Discontinued operations-net of tax	--	--	--	--	--	--
Net income	$ .33 ======	$ .21 ======	57	$ .92 =======	$ .36 =======	156

Cash dividends paid per common share	$ .11 ======	$ .09 ======	22	$ .33 =======	$ .27 =======	22

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

* Calculation not meaningful.

REVENUES

The components of the revenue increase from 2000 were as follows:

	2001
	Third Quarter	Nine Months
Volume	13.5%	11.6%
Price	0.2	0.0
Revenue growth excluding currency and accounting harmonization	13.7	11.6
Currency	(3.4)	(3.4)
Accounting harmonization	--	0.8

Total revenue increase	10.3% ====	9.0% ====

The revenue increase was due to sales volume growth of our in-line products and revenue generated from product alliances. Total company revenues, however, were tempered somewhat in the third quarter of 2001 due to the significant adverse impact of foreign exchange and the results of our consumer businesses. Sales growth of these businesses, which include consumer health care products, confectionery products, shaving products and fish-food products, has been slower than anticipated.

The currency impact on the third quarter and first nine months of 2001 revenue growth primarily reflects the weakening of the euro and yen relative to the dollar.

In the second quarter of 2001, we brought the accounting methodology pertaining to accruals for estimated liabilities related to Medicaid discounts and contract rebates of the former Warner-Lambert Company into conformity with our historical method. We recognize these obligations based on the occurrence of the liability when a prescription has been filled for an individual covered by Medicaid or a provider with whom we contract. At Warner-Lambert, the liability was recognized earlier, at the point the product was shipped to a wholesaler or retailer. The adjustment reverses the cumulative effect of years of applying different methodologies. The adjustment increased our net sales in the first nine months of 2001 by $175 million. There are no cash or operational changes, nor are our Medicaid or managed care contract partners affected in any way.

Revenues for the third quarter by segment and the changes over the prior year were as follows:
(millions of dollars)	2001	% of Revenues	2000	% of Revenues	% Change

Pharmaceuticals
U.S.	$4,240	53.7	$3,667	51.2	16
International	2,347	29.7	2,161	30.2	9
Worldwide	6,587	83.4	5,828	81.4	13

Consumer Products
U.S.	686	8.7	675	9.4	2
International	625	7.9	655	9.2	(5)
Worldwide	1,311	16.6	1,330	18.6	(1)

Total	$7,898 ======	100.0 =====	$7,158 ======	100.0 =====	10

Revenues for the first nine months by segment and the changes over the prior year were as follows:
(millions of dollars)	2001	% of Revenues	2000	% of Revenues	% Change

Pharmaceuticals
U.S.	$12,296	52.9	$10,776	50.6	14
International	7,012	30.2	6,525	30.6	7
Worldwide	19,308	83.1	17,301	81.2	12

Consumer Products
U.S.	2,018	8.7	2,000	9.4	1
International	1,903	8.2	2,007	9.4	(5)
Worldwide	3,921	16.9	4,007	18.8	(2)

Total	$23,229 =======	100.0 =====	$21,308 =======	100.0 =====	9

Total revenues increased 14% in the third quarter of 2001 and 12% in the first nine months of 2001 excluding the negative effect of foreign exchange and the positive effect of an accounting harmonization adjustment. The increase in revenues is primarily attributable to growth in human pharmaceutical revenues.

The following is a discussion of revenues by business segment:

Pharmaceuticals

The pharmaceuticals segment includes our human pharmaceuticals and animal health businesses as well as Capsugel, a capsule manufacturing business.

Worldwide revenues of the pharmaceuticals segment follow:
(millions of dollars)	Third Quarter			Nine Months
	2001	2000	% Change	2001	2000	% Change

Cardiovascular diseases	$2,925	$2,547	15	$ 8,327	$ 7,527	11
Infectious diseases	787	821	(4)	2,524	2,426	4
Central nervous system disorders	1,182	1,004	18	3,420	2,815	21
Erectile dysfunction	375	332	13	1,104	964	15
Diabetes	76	83	(8)	228	330	(31)
Allergy	252	193	30	700	519	35
Alliance revenue	375	298	26	967	811	19
Other	263	244	8	837	846	(1)
Total human pharmaceuticals excluding harmonization of accounting methodology	6,235	5,522	13	18,107	16,238	12
Harmonization of accounting methodology	--	--	--	175	--	--
Total human pharmaceuticals	6,235	5,522	13	18,282	16,238	13
Animal Health	254	208	22	721	759	(5)
Capsugel	98	98	--	305	304	1
Total pharmaceuticals	$6,587 ======	$5,828 ======	13	$19,308 =======	$17,301 =======	12

Worldwide human pharmaceutical revenues grew by 13% in both the third quarter and first nine months of 2001. Excluding the impact of foreign exchange and harmonization of an accounting methodology, worldwide human pharmaceutical revenues grew by 16% in the third quarter of 2001 and 15% in the first nine months of 2001. Worldwide human pharmaceutical revenues on a geographic basis follow:
	Third Quarter
	U.S.			International
	2001	2000	% Change	2001	2000	% Change

As reported	$ 4,072	$ 3,557	14	$2,163	$1,965	10*

	Nine Months
	U.S.			International
	2001	2000	% Change	2001	2000	% Change

As reported	$11,830	$10,361	14**	$6,452	$5,877	10*

*	increased 19% excluding the effect of foreign exchange
**	increased 12% excluding the impact of the harmonization of an accounting methodology

Excluding the impact of the harmonization of an accounting methodology, sales of the following pharmaceutical products accounted for 82% of our human pharmaceutical revenues in both the third quarter and first nine months of 2001 and 65% of total company revenues in the third quarter and 64% of total company revenues in the first nine months of 2001:
		Third Quarter
			% Change From 2000
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$1,660	37	40
Norvasc	Cardiovascular diseases	881	4	9
Cardura	Cardiovascular diseases	127	(39)	(34)
Accupril/Accuretic	Cardiovascular diseases	153	17	19
Zithromax	Infectious diseases	267	(8)	(6)
Diflucan	Infectious diseases	263	4	8
Viracept	Infectious diseases	93	(15)	(15)
Viagra	Erectile dysfunction	375	13	17
Zoloft	Central nervous system disorders	598	8	9
Neurontin	Central nervous system disorders	442	32	33
Geodon	Central nervous system disorders	23	--	--
Zyrtec	Allergy	251	30	30

		Nine Months
			% Change From 2000
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$4,566	27	30
Norvasc	Cardiovascular diseases	2,620	8	13
Cardura	Cardiovascular diseases	403	(34)	(28)
Accupril/Accuretic	Cardiovascular diseases	438	9	11
Zithromax	Infectious diseases	946	10	13
Diflucan	Infectious diseases	775	5	10
Viracept	Infectious diseases	277	(14)	(14)
Viagra	Erectile dysfunction	1,104	15	18
Zoloft	Central nervous system disorders	1,720	11	12
Neurontin	Central nervous system disorders	1,253	30	31
Geodon	Central nervous system disorders	111	--	--
Zyrtec	Allergy	697	35	35
  Lipitor is the largest-selling statin medicine worldwide for the treatment of elevated cholesterol levels in the blood and the largest-selling drug of any kind in the world.
  Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, safety and tolerability and 24-hour control of hypertension and angina. Norvasc continues to be the largest-selling antihypertensive medicine in the world and the fourth-largest-selling pharmaceutical of any kind in the world.
  Cardura is a selective alpha blocker offering doctors and patients a safe, unique and cost-effective option for the treatment of high blood pressure and enlarged prostate. Cardura's sales declined primarily due to the expiration of its U.S. patent in October 2000. International sales of Cardura increased by 1% to $119 million in the third quarter of 2001 and 3% to $367 million in the first nine months of 2001.
  Accupril/Accuretic is a well-established angiotensin-converting enzyme (ACE) inhibitor and an effective therapy for the treatment of hypertension and congestive heart failure.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and the second-largest-selling antibiotic worldwide. Sales in the third quarter of 2001 were comparatively lower than the third quarter of 2000 which included the launch and associated initial trade stocking of Zithromax in Japan.
  Diflucan's sales growth after 13 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viracept remains the top-selling protease inhibitor for treatment of HIV infections. Viracept's sales declined mainly due to increasing competition from other AIDS medicines and flat market growth for HIV antiretrovirals.
  Viagra is the most widely prescribed medication in the world for the treatment of erectile dysfunction.
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (in adults and children), panic disorder and post-traumatic stress disorder, is the most-prescribed selective serotonin re-uptake inhibitor in the U.S.
  Neurontin is the world's top-selling anticonvulsant for use in adjunctive therapy for epilepsy. Neurontin is also approved in many countries outside the U.S. for the treatment of neuropathic pain. In August 2001, we filed with the U.S. Food and Drug Administration (FDA) for approval of this indication for neuropathic pain. In May 2001, we introduced an oral dosage form of Neurontin in the U.S. to support the use of Neurontin in pediatric patients as well as patients who have difficulty swallowing capsules or tablets.
  Geodon, for the treatment of schizophrenia, was approved by the FDA in February 2001. We launched Geodon in the first quarter of 2001.
  Zyrtec's sales growth reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is the only leading prescription antihistamine approved for both year-round indoor and seasonal outdoor allergies. It is also used in children as young as two years old. In the third quarter of 2001, we launched Zyrtec-D 12 Hour, an oral antihistamine/decongestant combination medicine, which treats both indoor and outdoor allergies as well as nasal congestion.

Alliance revenue reflects revenue associated with the co-promotion of:

Celebrex, discovered and developed by our alliance partner Pharmacia Corporation, is used for relief of the pain and inflammation of osteoarthritis and adult rheumatoid arthritis. Pharmacia Corporation reported Celebrex sales of $851 million for the third quarter of 2001 and $2.2 billion for the first nine months of 2001.

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd., is used to treat symptoms of Alzheimer's disease.

Alliance revenue in the U.S. for Celebrex increased in both the third quarter and first nine months of 2001 as compared to the same periods in 2000. Strong international performances of both alliance products led to the increase in worldwide alliance revenue of 26% in the third quarter of 2001 and 19% in the first nine months of 2001.

Animal Health sales for the third quarter of 2001 increased 22% (up 29% excluding the effect of foreign exchange) and for the first nine months of 2001 decreased 5% (unchanged excluding the effect of foreign exchange) compared to the prior year periods. The increase in sales principally reflects new promotional and distribution practices, various restructuring initiatives and the performance of Revolution, our anti-parasitic for companion animals. These benefits were partially offset by lost revenue from the sale of feed-additive product lines in November 2000, the adverse impact of foreign exchange and the impact of mad-cow and foot-and-mouth diseases in Europe.

Consumer Products

Sales of the Consumer Products segment for the third quarter of 2001 decreased 1% (up 2% excluding the effect of foreign exchange) and for the first nine months of 2001 decreased 2% (up 2% excluding the effect of foreign exchange) compared to the prior year periods. Worldwide sales of the Consumer Products segment follow:
(millions of dollars)	Third Quarter			Nine Months
	2001	2000	% Change	2001	2000	% Change

Consumer Health Care Products	$ 602	$ 569	6	$1,801	$1,774	2
Confectionery Products	480	516	(7)	1,448	1,507	(4)
Shaving Products	183	199	(8)	535	581	(8)
Tetra Fish Products	46	46	1	137	145	(6)
Total Consumer Products	$1,311 ======	$1,330 ======	(1)	$3,921 ======	$4,007 ======	(2)

Consumer Health Care product sales increased 6% in the third quarter of 2001 (up 8% excluding the effect of foreign exchange) to $602 million, mainly due to strong sales growth of Sudafed and Benadryl, coupled with the successful launches of Lubriderm Skin Renewal in July and Listerine PocketPaks in September. In the third quarter of 2001, we sold the Barbasol shaving cream brand to Perio Inc. Sales of Confectionery products decreased 7% in the third quarter of 2001 (down 3% excluding the effect of foreign exchange) to $480 million, mainly due to increased competition and weaker economies in Europe, Canada and other markets as compared to last year, offset in part by continued strong sales of Dentyne Ice. Sales of shaving products decreased 8% in the third quarter of 2001 (down 3% excluding the effect of foreign exchange), to $183 million mainly due to sales declines in older products which were partially offset by strong sales of the triple blade Xtreme III, which was launched in major European markets earlier this year.

Revenues by Country

Revenues in the U.S. increased due to growth in pharmaceutical sales as described above. Revenues by country were as follows:

	Third Quarter
	2001	% of Revenues	2000	% of Revenues	% Change

United States	$ 4,926	62.4	$ 4,342	60.7	13
Japan	498	6.3	495	6.9	1
All Other	2,474	31.3	2,321	32.4	7
Consolidated	$ 7,898 =======	100.0 =====	$ 7,158 =======	100.0 =====	10

	Nine Months
	2001	% of Revenues	2000	% of Revenues	% Change

United States	$14,314	61.6	$12,776	60.0	12
Japan	1,509	6.5	1,467	6.9	3
All Other	7,406	31.9	7,065	33.1	5
Consolidated	$23,229 =======	100.0 =====	$21,308 =======	100.0 =====	9

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 4% in the third quarter and 2% in the first nine months of 2001 as compared with the prior year periods, while revenues increased 10% in the third quarter and 9% in the first nine months of 2001. In both periods, these results were mainly attributable to favorable product and business mix, integration synergies, manufacturing efficiencies and the impact of foreign exchange.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased only 1% (up 4% excluding the impact of foreign exchange) in the third quarter and decreased 2% (up 1% excluding the impact of foreign exchange) in the first nine months of 2001 as compared with the prior year periods due to cost savings stemming from the integration of Pfizer and Warner-Lambert and the impact of foreign exchange.

Research and Development Expenses

Research and development expenses increased 16% in the third quarter and 5% in the first nine months of 2001 as compared with the prior year periods. We expect to invest approximately $4.8 - $4.9 billion in R&D for full year 2001.

Certain significant regulatory actions by, and filings pending with, the FDA follow:
U.S. FDA Approvals
Product	Indication	Date Approved
Zyrtec-D 12 Hour	Oral year-round indoor/outdoor allergies and nasal congestion	August 2001
Zoloft	Long-term use for post-traumatic stress disorder	August 2001
Estrostep	Moderate acne in women	July 2001
Pending U.S. New Drug Applications (NDA)
Product	Indication	Date Filed
Zithromax	Intravenous delivery device (Vial-Mate from Baxter)	September 2001
Neurontin	Neuropathic pain	August 2001
Zithromax	Three day treatment regimen for adult respiratory infections	July 2001
Zithromax	Single-dose regimen in children with acute otitis media	February 2001
Zoloft	Premenstrual dysphoric disorder	January 2001
  On November 7, 2001, an advisory committee to the FDA recommended approval of Zithromax as both a single-dose regimen and a three-day regimen for the treatment of acute otitis media (inflammation of the middle ear) in children.
  On October 4, 2001, an advisory committee to the FDA unanimously recommended approval of both oral and intravenous formulations of Vfend for the treatment of a serious fungal infection. We anticipate that Vfend should receive regulatory action in late 2001.
  In June 2001, the European Mutual Recognition Process was completed for Relpax, a treatment for migraines. Relpax was approved in the EU in dosage levels of 20 mg., 40 mg. and 80 mg. In the fourth quarter of 2000, the FDA sent us an approvable letter for Relpax in which we were asked to conduct an additional, short-term cardiovascular physiology study. We are currently undertaking this study.
  In the first quarter of 2001, Pharmacia Corporation filed an NDA with the FDA for valdecoxib, for the treatment of osteoarthritis, rheumatoid arthritis and acute pain. Pharmacia is the discoverer of the product and our co-promotion partner for the compound.
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
Epilepsy

*Together with Aventis Pharma, we have completed the Phase III development program of Exubera and have begun to assemble the NDA. Recognizing that Exubera is a first-in-class product with novel attributes and expected rapid, extensive usage, the FDA and other regulatory agencies are working closely with us to enable presentation of a comprehensive data package that should maximize the full potential of Exubera in treating patients with diabetes and facilitate regulatory review of this large, complex NDA. Aventis Pharma and Pfizer are in active discussions with the FDA regarding the content and timing of the NDA; if some additional data are required, as now appears likely, the filing schedule will be revised.

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

Merger-Related Costs

We have incurred the following merger-related costs:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2001	Oct. 1, 2000	Sept. 30, 2001	Oct. 1, 2000

Transaction costs	$ --	$ 6	$ --	$ 226
Transaction costs related to Warner-Lambert's termination of the Warner-Lambert/ American Home Products merger	--	--	--	1,838
Integration costs	66	66	330	99
Restructuring charges	47	433	259	611
Total merger-related costs	$113 ====	$505 ====	$589 ====	$2,774 ======
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Charges
(millions of dollars)	Year 2000	Nine Months Ended Sept. 30, 2001	Total	Utilization Through Sept. 30, 2001	Reserve Sept. 30, 2001

Employee termination costs	$876	$182	$1,058	$ (920)	$138
Property, plant and equipment	46	63	109	(109)	--
Other	25	14	39	(30)	9
	$947 ====	$259 ====	$1,206 ======	$(1,059) =======	$147 ====

Through September 30, 2001, the charges for employee termination costs represent the approved reduction of our work force by 6,220 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We have notified these people and as of September 30, 2001, 5,858 employees were terminated. We will complete terminations of the remaining personnel within one year of the notification. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $213 million as of September 30, 2001 and $177 million as of December 31, 2000. The deferred severance benefits are considered utilized and are included in Other noncurrent liabilities. Restructuring charges for employee termination costs were $18 million in the third quarter of 2001.

The impairment and disposal charges through September 30, 2001 for property, plant and equipment primarily represent the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Restructuring charges for property, plant and equipment were $23 million in the third quarter of 2001.

Other restructuring charges primarily consist of charges for contract termination payments-$12 million in the nine months ended September 30, 2001 ($6 million in the third quarter ended September 30, 2001) and assets we wrote off, including inventory and intangible assets-$2 million in the nine months ended September 30, 2001 (none in the third quarter ended September 30, 2001).

Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$28 million, facility closure costs-$4 million and assets we wrote off, including inventory and intangible assets-$7 million.

At September 30, 2001, unutilized restructuring reserves are included in Other current liabilities.

We continue to anticipate total merger-related costs through 2002 of about $2.4 billion (excluding the costs associated with the termination of the Warner-Lambert/American Home Products merger).

We achieved integration-related synergies of about $360 million in the third quarter and $955 million in the first nine months ended September 30, 2001. We now expect merger-related cost savings of $1.4 billion in 2001 (versus the prior estimate of $1.3 billion) and at least $1.6 billion in 2002. Savings to date largely stem from the elimination of redundant positions in the work force, increased purchasing power of the combined entity and the reduction of operating expenses.

Other Income-Net

The following components were included in Other income-net for the third quarter and first nine months of 2001 and 2000:
	Third Quarter			Nine Months
	2001	2000	% Change	2001	2000	% Change

Interest income	$(129)	$(141)	(8)	$(424)	$(413)	3
Interest expense	69	96	(27)	212	309	(31)
Gain on the sale of research-related equity investments	--	(18)	--	(17)	(183)	(91)
Gain on the sale of RID	--	--	--	--	(78)	--
Gain on the sale of Omnicef	--	--	--	--	(39)	--
Co-promotion charges	70	--	--	206	--	--
Costs associated with the withdrawal of Rezulin	--	15	--	--	118	--
Loss on the sale of Feed-Additive products	--	65	--	--	65	--
Amortization of goodwill and other intangibles	23	24	(7)	72	74	(3)
Foreign exchange	7	(29)	*	18	(42)	*
Other, net	(45)	(40)	15	(116)	(155)	(23)
Other income-net	$ (5) ====	$ (28) =====	(79)	$(49) ====	$(344) =====	(85)
* Calculation not meaningful.

Interest income in the first nine months of 2001 increased over the prior year period as a result of higher average investment levels partially offset by lower average interest rates. Interest income and interest expense for the third quarter of 2001 and interest expense for the first nine months of 2001 decreased over the prior year periods as a result of lower average interest rates.

Taxes on Income

Our projected tax rate in 2001, excluding the effect of certain significant items and merger-related costs of 25.5% is lower than the comparable rate of 27.2% in 2000. This rate reduction is due primarily to changes in product mix and tax-planning initiatives.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations and diluted earnings per share, excluding certain significant items and merger-related costs, increased by 28% and 26% in the third quarter of 2001. Income from continuing operations and diluted earnings per share, excluding certain significant items and merger-related costs increased by 31% and 29% in the first nine months of 2001. A reconciliation between reported income from continuing operations and income from continuing operations excluding certain significant items and merger-related costs follows:
	Third Quarter			Nine Months
(millions, except per share data)	2001	2000	% Change	2001	2000	% Change

Income from continuing operations, as reported	$2,072	$1,361	52	$5,795	$2,306	151
Certain significant items and merger-related costs (see below)	113	350	(68)	411	2,433	(83)
Income from continuing operations excluding certain significant items and merger-related costs	$2,185 ======	$1,711 ======	28	$6,206 ======	$4,739 ======	31
Diluted earnings per share from continuing operations on the same basis	$ .34 ======	$ .27 ======	26	$ .97 ======	$ .75 ======	29

Certain significant items and merger-related costs follow:
	Third Quarter		Nine Months
	2001	2000	2001	2000
Significant items, pre-tax:
Harmonization of accounting methodology*	$ --	$ --	$(175)	$ --
Gain on the sale of research- related equity investments**	--	(18)	(17)	(183)
Co-promotion charges**	70	--	206	--
Costs associated with the withdrawal of Rezulin**	--	15	--	118
Gain on the sale of RID**	--	--	--	(78)
Gain on the sale of Omnicef**	--	--	--	(39)
Loss on the sale of feed-additive products**	--	65	--	65
Total significant items, pre-tax	70	62	14	(117)
Total merger-related costs	113	505	589	2,774
Total significant items and merger- related costs, pre-tax	183	567	603	2,657
Income taxes	70	217	192	224
Total significant items and merger- related costs, after-tax	$ 113 =====	$ 350 =====	$ 411 =====	$2,433 ======

 * Represents the harmonization of Pfizer/Warner-Lambert accounting methodology for Medicaid and contract rebate accruals and is included as an increase in Revenues.

** Included in Other income-net.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of tax, of $37 million in the first nine months of 2001 reflects the resolution of several post-closing matters associated with the divestiture of the Medical Technology Group and the Food Science Group.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	Sept. 30, 2001	Dec. 31, 2000

Financial assets*	$13,962	$9,532
Short and long-term debt	8,449	5,412

Net financial assets	$ 5,513 =========	$4,120 ========

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

To fund investing and financing activities, commercial paper and short and long-term borrowings are used to complement operating cash flows.

Selected measures of liquidity and capital resources:
	Sept. 30, 2001	Dec. 31, 2000
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$9,704 =========	$7,003 ========

Working capital (millions of dollars)	$6,960 =========	$5,206 ========

Shareholders' equity per common share**	$ 3.03 =========	$ 2.58 ========

* Cash is managed by country or region and is not always available to be used in every location throughout the world. When necessary, we utilize borrowings for various corporate purposes.

** Represents total shareholders' equity divided by the number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trusts).

The increase in working capital from December 31, 2000 to September 30, 2001 primarily reflects:

  cash from current period operations
  the issuance in the first nine months of 2001 of $750 million in long-term debt (the proceeds of which were used to repay certain short-term borrowings)

partially offset by:

  purchases of property, plant and equipment
  purchases of long-term investments
  purchases of our common stock

The increase in shareholders' equity per common share is primarily due to growth in net income.

Net Cash Provided by Operating Activities

During the first nine months of 2001, net cash provided by operating activities was $6,817 million, as compared to $3,545 million in the 2000 period. The change was primarily due to:

  an increase in cash from current period operations
  the absence in 2001 of the transaction costs paid in the first nine months of 2000 of $1,838 million related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger

Net Cash Used in Investing Activities

During the first nine months of 2001, investing activities used net cash of $5,170 million, as compared to $3,360 million in the 2000 period. The increase in net cash used in investing activities in 2001 was primarily attributable to:

  more purchases of short-term and long-term investments
  less proceeds received from the sales of research-related equity investments and businesses partially offset by more proceeds from redemptions of short-term investments.

Net Cash Used in Financing Activities

During the first nine months of 2001, net cash used in financing activities was $814 million, as compared to $1,204 million in the 2000 period. The decrease in net cash used in financing activities in 2001 was primarily attributable to:

  an increase in net proceeds from borrowings

partially offset by:

  an increase in common share purchases
  an increase in cash dividends paid
  less cash received from exercises of employee stock options

On October 25, 2001, our board of directors declared an $.11 per share fourth-quarter 2001 cash dividend on our common stock, payable on December 6, 2001 to all shareholders who own shares on November 16, 2001.

In October 2001, we issued $600 million in senior unsecured notes under a $2.5 billion shelf registration filed with the Securities and Exchange Commission in October 2000. The notes mature November 1, 2004, with interest payable semi-annually, beginning on May 1, 2002 at a rate of 3.625%.

In May 2001, we issued 60 billion yen ($489 million at date of issuance) in unsecured notes under the same $2.5 billion shelf registration. The notes mature on March 18, 2008, with interest payable semi-annually, beginning on September 18, 2001, at a rate of .80%. The proceeds from the notes were used for general corporate purposes.

In January 2001, we issued $750 million in senior unsecured notes under the same $2.5 billion shelf registration. The notes mature on February 1, 2006, with interest payable semi-annually, beginning on August 1, 2001, at a rate of 5.625%. The proceeds from the notes were used to repay certain short-term borrowings.

In June 2001, we completed the $5 billion share-purchase program authorized in September 1998. In the first half of 2001, we purchased approximately 20.3 million shares of common stock in the open market at an average price of $42.72 per share. Under this program, we purchased in total approximately 127 million shares at a total cost of $5.0 billion. Also in June 2001, we announced a new $5 billion share-purchase program, with a limit of 120 million shares to be made from time to time over the next 18 months in the open market or in privately negotiated transactions. During the third quarter, we purchased approximately 34 million shares of our common stock under the current share-purchase program, at a total cost of approximately $1.34 billion. The common stock acquired through this program will be available for general corporate purposes.

INVESTMENT AGREEMENT

In October 2001, together with Microsoft and IBM, we announced the launch of Amicore, a newly formed independent company that will develop software and services for physician practices. Amicore's focus will be to reduce the administrative workload for physicians, allowing them to put more time toward their mission of providing quality patient care.

FINANCIAL RISK MANAGEMENT

In March 2001, Pfizer purchased $276 million notional amount of Japanese yen put options to partially hedge the U.S. dollar/Japanese yen exchange impact related to forecasted intercompany inventory purchases through the end of this year.

NEW ACCOUNTING STANDARDS

In April 2001, the Emerging Issues Task Force reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. We will adopt the provisions of EITF No. 00-25 as of January 1, 2002. Our adoption of EITF No. 00-25 will result in reclassifications of certain marketing expenses to reflect them as a reduction of revenues. These reclassifications will have no effect on net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized but will be subject to annual impairment tests. Separable intangible assets with finite lives will continue to be amortized over their useful lives.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The provisions of SFAS No. 143 are not expected to have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

OUTLOOK

In light of our strengths and accomplishments, we are comfortable with projected full-year 2001 diluted earnings per share from continuing operations of $1.30, excluding certain significant items and merger-related costs. The vast majority of our 2001 earnings growth reflects operational performance, with merger-related cost savings and a reduction in the effective tax rate providing additional benefits (for continuing operations excluding certain significant items and merger-related costs). We have now increased the estimate of full-year 2001 merger-related cost savings to about $1.4 billion. In addition, we reaffirm our prior projection of diluted earnings per share from continuing operations in 2002 at $1.56 or better, on the same basis. Foreign exchange is projected to reduce our 2001 revenues by about $900 million, at current exchange rates. As a result, total full-year 2001 revenue growth, including the unprecedented negative impact of foreign exchange and reflecting the tempered performance of the Animal Health and Consumer businesses so far this year, is now expected to be 9 percent despite the double-digit revenue growth anticipated in the fourth quarter.

SEPTEMBER 11 TERRORIST ATTACKS

The terrorist attacks did not materially impact our third-quarter results. The distribution of products was uninterrupted and the collection of accounts receivable was normal after public and private mail services returned to customary modes of operation. Our information technology infrastructure and telecommunications performed at high levels despite significant disruption to telecommunications providers.

Going forward, our business exposure to the Middle East and Pakistan is modest. We generate about $200 million in annual revenues in the region. The level of fixed assets in that area is also nominal.

Since September 11, we have donated medicines, health care products and support services in addition to the $10 million that we and the Pfizer Foundation together have pledged in donations to the relief efforts.

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

  the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved competitive developments affecting our current growth products the ability to successfully market both new and existing products domestically and internationally difficulties or delays in manufacturing
  trade buying patterns
  ability to meet generic and branded competition after the expiration of our company's patents trends toward managed care and health care cost containment possible U.S. legislation affecting pharmaceutical pricing and reimbursement or Medicare exposure to product liability and other types of lawsuits
  contingencies related to actual or alleged environmental contamination our company's ability to protect its intellectual property both domestically and internationally interest rate and foreign currency exchange rate fluctuations governmental laws and regulations affecting domestic and foreign operations, including tax obligations changes in generally accepted accounting principles
  changes in business, political and economic conditions due to recent terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas growth in costs and expenses
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

In May 1998 Warner-Lambert received two ANDA notice letters from TorPharm, Inc., relating to 100 mg., 300 mg., and 400 mg. gabapentin capsules, which certified TorPharm's opinion that the proposed products of its Apotex Corp. agent do not infringe Warner-Lambert's U.S. Patents 4,894,476 and 5,084,479. Warner-Lambert filed a lawsuit in the U.S. District Court for the Northern District of Illinois for infringement of the '476 and '479 Patents. In April 1999 the court denied the defendants' motion for summary judgment of non-infringement of the '479 Patent. Discovery has been completed. On March 2 the court granted the defendants' motion for summary judgment of non-infringement of the '476 Patent, and on September 13 the court granted the defendants' motion for summary judgment of non-infringement of the '479 Patent. The Company has filed a notice of appeal of these judgments to the Federal Circuit Court of Appeals.

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

In November 1999 Apotex Corp. and Apotex Inc. filed suit against Warner-Lambert in the U.S. District Court for the Northern District of Illinois alleging federal antitrust violations. Warner-Lambert filed a motion to dismiss the action which was granted. Apotex subsequently added antitrust counterclaims to the copending gabapentin capsule patent infringement suit in the Northern District of Illinois. This counterclaim has been stayed pending resolution of the patent infringement issues and was voluntarily dismissed with prejudice by the plaintiffs on September 21, 2001.

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

On April 25, 2000, U.S. Patent 6,054,482, which claims anhydrous gabapentin formulations containing low levels of lactam and mineral acid, was issued to Warner-Lambert's Godecke Aktiengesellschaft subsidiary (Godecke). This patent was listed in the FDA's "Orange Book" under the Company's Neurontin capsule and tablet products on the same day. On April 28 Purepac Pharmaceutical Co. (Purepac) and Faulding Inc. filed suit in the U.S. District Court for the District of New Jersey against Warner-Lambert and Godecke for a declaratory judgment that the '482 Patent is invalid and would not be infringed by Purepac's proposed gabapentin capsule and tablet products. On June 15 Warner-Lambert and Godecke moved to dismiss the complaint, and also filed suit in the same court against Purepac and Faulding Inc. seeking orders enjoining them from pursuing their declaratory judgment action and compelling them to submit appropriate certifications to the FDA regarding the '482 Patent. This suit also alleges infringement of the '482 Patent. On June 15 Warner-Lambert received a notice letter from Purepac and Faulding Inc. which certified their position that the proposed Purepac gabapentin tablet and capsule products do not infringe the '482 Patent. On July 20, Pfizer, Warner-Lambert, and Godecke filed another suit in federal court in New Jersey against Purepac and Faulding Inc. for infringement of the '482 Patent. The defendant's answer to this last suit includes counterclaims for antitrust violations under the Sherman Act and unfair competition. The three suits were consolidated and the April 28 suit was dismissed by the court. On November 27 the Company filed a motion to dismiss the counterclaims in the July 20 suit and on January 16, 2001, the defendants filed a motion for summary judgment of non-infringement. The Company's brief in opposition to this motion for summary judgment and the defendants' reply brief have been filed. The court may rule on this summary judgment motion for non-infringement at any time.

On June 15, 2000, Warner-Lambert received a notice letter from TorPharm, Inc., certifying its opinion that the proposed gabapentin capsule products of its Apotex Corp. agent do not infringe the '482 Patent. On July 20 Pfizer, Warner-Lambert, and Godecke filed suit in the U.S. District Court for the Northern District of Illinois for infringement of the '482 Patent. The defendants' answer includes counterclaims for antitrust violations under the Sherman Act. On November 6 the Company filed a motion to dismiss these counterclaims. On March 7 the defendants filed a motion for summary judgment of non-infringement. The Company's brief in opposition to this motion and the defendants' reply brief have been filed. The court may rule on this summary judgment motion at any time.

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

On October 2, 2000, the Company filed a motion with the Federal Judicial Panel on Multidistrict Litigation to consolidate all of the above-identified patent cases involving U.S. Patent 6,054,482 for pretrial proceedings in the U.S. District Court for the District of New Jersey. Purepac/Faulding Inc. and Apotex/TorPharm filed oppositions. This motion was granted on February 5. Patent infringement suits (described below) based on the '482 Patent against Zenith/Ivax and Eon Labs have subsequently been joined into these consolidated proceedings. Discovery is in progress and is scheduled to be completed by November 16, 2001.

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

Glucotrol Patents

In a letter dated May 25, 2001 Andrx Pharmaceuticals, LLC notified the Company that Andrx had filed an ANDA on 10 mg. extended-release glipizide tablets said to be bioequivalent to our 10 mg. Glucotrol XL. This letter also set forth Andrx' position that the six Alza patents (exclusively licensed to the Company) listed in the "Orange Book" under our product would not be infringed by the proposed Andrx product (and in one case that the patent is invalid). On July 9 Pfizer Inc. and Alza Corporation, as coplaintiffs, filed two suits (one in the U.S. District Court for the District of New Jersey and the other in the U.S. District Court for the Southern District of Florida) against Andrx Corporation, Andrx Pharmaceuticals, Inc. and Andrx Pharmaceuticals, LLC under the provisions of the Hatch-Waxman Act for infringement of these six patents. The plaintiffs have subsequently dropped the allegation of infringement of two of these patents. By agreement between the parties this litigation on the four remaining patents will proceed against Andrx Pharmaceuticals, Inc. and Andrx Pharmaceuticals, LLC in the Southern District Court of Florida.

In a letter dated June 21, 2001 Barr Laboratories, Inc. notified the Company that it had filed an ANDA on a generic product said to be equivalent to our Estrostep Fe oral contraceptive product. This letter set forth Barr's position that our U.S. Patent 4,962,098 listed in the "Orange Book" under our product is invalid. The Company has subsequently filed suit against Barr for infringement of this patent and also U.S. Patent 5,010,070 (which is not listed in the "Orange Book").

Schneider Catheter Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a suit against the Company and various currently or formerly affiliated codefendants in Minnesota state court alleging breach of contract, fraudulent transfer of his license agreement with Schneider (Europe) AG, unjust enrichment, breach of fiduciary duty, tortious interference with contractual relationship, and civil conspiracy, and seeking a declaratory judgment that Dr. Bonzel is free to terminate the aforementioned license agreement. The claims arise from the Company's 1998 sale of the Schneider companies to Boston Scientific Corporation (BSC), which is named in Dr. Bonzel's complaint as an involuntary plaintiff. On August 28 the Company and BSC removed the suit to the U.S. District Court for the District of Minnesota and on August 30 Dr. Bonzel filed a motion to remand it to state court, which the Company and BSC opposed. This motion to remand was granted on February 6. Additionally, on September 18 BSC filed a motion with the federal court in Minnesota to be dismissed from this action as an involuntary plaintiff. This motion was also granted on February 6. BSC has been added as a codefendant party in the Minnesota state court action and discovery is in progress. On April 11 the defendants filed a motion to dismiss this litigation so that the plaintiff can refile it in a more convenient forum; this motion was renewed on September 5, 2001.

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

Since Rezulin's withdrawal from the market, a number of suits and claims against Warner-Lambert (and in some instances against the Company as well) have been filed. As of October 10, 2001, 66 Federal and 24 state class action suits have been filed seeking medical monitoring; seven Federal and eight state class actions seek damages or restitution; individual Federal and state suits have been filed seeking damages or restitution for personal injuries on behalf of about 4,500 Rezulin patients; claims on behalf of 373 Rezulin patients have been received, and over 8,000 claims remain unfiled.

The cases filed in or removed to Federal courts have been consolidated for certain pretrial purposes in the U.S. District Court for the Southern District of New York by order of the Judicial Panel on Multi-District Litigation, and the class actions seeking medical monitoring have been consolidated under a single class complaint. Most of these cases are in early stages of discovery. Trials of Rezulin cases are anticipated to commence in late 2001 and continue thereafter.

The Company is defending these actions and, considering its insurance and reserves, is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Celebrex

Following publication of reports that Cox-2 inhibitors may be associated with an increase in heart attacks, the Company, Pharmacia, and Merck, have been sued in three purported class actions alleging inadequate cardiac warnings and seeking relief in the form of consumer fraud rebates (2 suits) or medical monitoring and labeling changes (one suit). Three individual wrongful death actions also allege cardiovascular events or conditions as at least one cause of death. Under the Celebrex co-marketing agreement, the personal injury and wrongful death suits and claims are Pharmacia's responsibility and the Company has tendered the cases for defense and indemnity by Pharmacia. All of the lawsuits are either newly served or in the early stages of discovery.

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

Since June 1999, suits in both Federal and state courts, and unfiled claims, on behalf of approximately 85 Trovan patients have been received by the Company alleging liver injuries due to ingestion of Trovan. Approximately half of these matters have been resolved. There are also three purported state court class actions in South Carolina seeking damages and injunctive relief on behalf of Trovan patients and their spouses and one purported class action in Nigeria arising out of a clinical trial during a meningitis epidemic in 1996. The cases are in early stages of discovery.

The Company is defending these actions and, considering its insurance and reserves, is of the opinion that these actions should not have a material adverse effect on the financial position or results of the Company.

Thimerosal

Since August 2001 the Company has been served with two purported class actions in Oregon state court and one purported class action in Florida state court. The Company has also been served with one individual lawsuit in Oregon state court. The Company is aware of additional purported class action lawsuits that have been filed, but not served, in state courts in Massachusetts, Missouri, and California.

The suits generally allege that children received toxic levels of mercury through a preservative, Thimerosal, that was used in multi-dose vials of pediatric vaccines, that allegedly caused the recipients to develop or to be placed at a higher risk of developing autism or other neurological disorders. The relief sought includes medical monitoring and/or money damages for children with diagnosed injuries. The Company is identified as one of several vaccine manufactures named in the suits. Other defendants include Thimerosal manufacturers and physicians.

During the 1990s the Parke-Davis Division of Warner-Lambert manufactured and sold an influenza vaccine called Fluogen. Although the Fluogen vaccine was often given to adults, it was also indicated for use in children. Multi-dose vials of Fluogen contained the preservative Thimerosal. Warner-Lambert sold the Fluogen vaccine business to King Pharmaceuticals in 1998. Pfizer Inc. has made no vaccine since the mid-1970s. The litigation is in its earliest stages. The Company is defending the litigation and, considering its reserves and insurance, is of the opinion that the litigation will not have a material adverse effect on its financial position or results.

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

As of September 30, 2001, there were 90,227 personal injury claims pending against Quigley and 59,071 such claims against the Company (excluding those that are inactive or have been settled in principle), and 74 talc cases against the Company.

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

As of September 30, 2001, American Optical was named a defendant in lawsuits involving approximately 64,046 individual plaintiffs. Approximately two-thirds of these lawsuits involve claims for asbestos-related disease developed as a result of exposure to asbestos-containing protective clothing allegedly manufactured by American Optical. The remaining one-third consists of claims for silica-related disease developed as a result of exposure to silica while using allegedly defective respirators manufactured by American Optical.

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

Former Food Science Division

In 1999, the Company pleaded guilty to one count of price fixing of sodium erythorbate from July 1992 until December 1994, and one count of market allocation of maltols from December 1989 until December 1995, and paid a total fine of $20 million. The activities at issue involved the Company's former Food Science Group, a division that manufactured food additives and that the Company divested in 1996. The Department of Justice has stated that no further antitrust charges will be brought against the Company relating to the former Food Science Group, that no antitrust charges will be brought against any current director, officer or employee of the Company for conduct related to the products of the former Food Science Group, and that none of the Company's current directors, officers or employees was aware of any aspect of the activity that gave rise to the violations. Five purported class action suits involving these products were filed against the Company; two in California State Court, and three in New York Federal Court, all of which have been settled.

Following the U.S. Antitrust proceedings, the Canadian authorities opened an investigation into pricing of sodium erythorbate only, not maltols, that resulted in the entry of a guilty plea on October 24, 2001; payment of a fine of CDN$1.5 million; and closure as to all products and all employees, officers, and directors of the Company. The court accepted the plea on October 24, 2001 and the matter has been closed by the Canadian authorities.

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

Through its own internal audit procedures, the Company has become aware of certain practices related to the sampling of waste water at its Parsippany, N.J. manufacturing facility which may not comply with regulatory requirements enacted or adopted for the purpose of protecting the environment. The Company voluntarily disclosed its initial detection of potential non-compliance to the New Jersey Department of Environmental Protection (NJDEP) and to the U.S. Environmental Protection Agency (USEPA). Since then, the Company voluntarily disclosed information acquired since the initial disclosure to the NJDEP. Further disclosure to the USEPA may be required in the future. While no formal enforcement proceeding has been initiated, it is possible that such a proceeding may be commenced in the future and that civil penalties in excess of $100,000 may be sought.

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

Item 6:	Exhibits and Reports on 8-K
(a)	Exhibits

	1) Exhibit 12	-	Ratio of Earnings to Fixed Charges
	2) Exhibit 15	-	Accountants' Acknowledgment

(b)	Reports on Form 8-K

  On July 16, 2001, we filed a Current Report on Form 8-K attaching our unaudited restated consolidated statements of operations for the quarters ended April 2, 2000, July 2, 2000, October 1, 2000 and for the quarter and year ended December 31, 2000. The restated statements of operations reflect the adoption of Emerging Issues Task Force Issue No. 00-14, Accounting for Certain Sales Incentives and accounting adjustments pertaining to the harmonization of certain of our Company's and the former Warner-Lambert Company's accounting methodologies. These reclassifications had no effect on net income.
  On October 24, 2001, we filed a Current Report on Form 8-K attaching our press release dated October 17, 2001, reporting our financial results for the third quarter and first nine months of 2001.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.
Pfizer Inc. (Registrant)

Dated: November 13, 2001	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES
	Nine Months Ended Sept. 30,	Year Ended December 31,
(millions of dollars, except ratios)	2001	2000	1999	1998	1997	1996

Determination of earnings:
Income from continuing operations before provision for taxes on income and minority interests	$7,745	$5,781	$6,945	$4,397	$3,979	$3,636
Less:
Minority interests	14	14	5	2	10	74
Adjusted income	7,731	5,767	6,940	4,395	3,969	3,562
Fixed charges	292	496	463	334	389	373
Total earnings as defined	$8,023 ======	$6,263 ======	$7,403 ======	$4,729 ======	$4,358 ======	$3,935 ======
Fixed charges:
Interest expense (a)	$ 212	$ 390	$ 364	$ 251	$ 315	$ 307
Rents (b)	80	106	99	83	74	66

Fixed charges	292	496	463	334	389	373

Capitalized interest	35	46	40	26	10	15

Total fixed charges	$ 337	$ 542	$ 503	$ 360	$ 399	$ 388

Ratio of earnings to fixed charges	24.5 ======	11.6 ======	14.7 ======	13.1 ======	10.9 ======	10.1 ======
(a)	Interest expense includes amortization of debt discount and expenses.
(b)	Rents included in the computation consist of one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 13, 2001, included within the Quarterly Report on Form 10Q of Pfizer Inc. for the quarter ended September 30, 2001, in the following Registration Statements:

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
November 13, 2001