Form 10-K
period 2001-12-31
PFIZER INC
filed 2002-03-28
CIK 78003

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-3619

PFIZER INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-5315170 (I.R.S. Employer Identification Number)

235 East 42nd Street New York, New York (Address of principal executive offices)	10017-5755 (Zip Code)

(212) 573-2323
(Registrant’s telephone number, including area code)

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

Yes [X] No [   ]

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold as of March 6, 2002 was approximately $251.2 billion.

                  The number of shares outstanding (voting) of each of the registrant’s classes of common stock as of March 6, 2002 was 6,265,230,721 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Annual Report to Shareholders	Parts I, II and IV

Portions of the proxy statement for the 2002 Annual Meeting of Shareholders	Parts I and III

PART I
ITEM 1. BUSINESS
GENERAL
BUSINESS SEGMENTS
PHARMACEUTICALS SEGMENT
CONSUMER PRODUCTS SEGMENT
RESEARCH AND PRODUCT DEVELOPMENT
INTERNATIONAL OPERATIONS
MARKETING
PATENTS AND INTELLECTUAL PROPERTY RIGHTS
COMPETITION
Raw Materials
Government Regulation and Price Constraints
Environmental Law Compliance
Banking and Insurance Subsidiaries
Tax Matters
Employees
Cautionary Factors That May Affect Future Results
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE COMPANY
PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
14(a)(1) Financial Statements
14(a)(2) Financial Statement Schedules
14(a)(3) Exhibits
14(b) REPORTS ON FORM 8-K
SEVERANCE AGREEMENT
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
2001 ANNUAL REPORT TO SHAREHOLDERS
SUBSIDIARIES
CONSENT OF KPMG LLP
CONSENT AND OPINION OF PRICEWATERHOUSECOOPERS LLP

PART I

ITEM 1. BUSINESS

General

         Pfizer Inc. (the Company, which may be referred to as we, us or our) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market leading prescription medicines for humans and animals as well as many of the world’s best-known consumer products.

         The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

         Note that, throughout this 2001 10-K report, we “incorporate by reference” certain information from parts of other documents filed with the Securities and Exchange Commission (SEC), including our Annual Report to Shareholders for 2001 (2001 Annual Report) and our proxy statement for the 2002 Annual Meeting of Shareholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

         On June 19, 2000, we completed our merger with Warner-Lambert Company (Warner-Lambert). We issued approximately 2.44 billion shares of common stock in exchange for all the outstanding common stock of Warner-Lambert.

         The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. We restated all consolidated financial statements of Pfizer for periods prior to the merger to include the results of operations, financial position and cash flows of Warner-Lambert as if we had always been merged.

Business Segments

         We operate in two business segments:

•	Pharmaceuticals, which includes

•	prescription pharmaceuticals for treating cardiovascular diseases, infectious diseases, central nervous system disorders, diabetes, urogenital conditions, allergies, arthritis and other disorders;

•	products for food animals and companion animals; and

•	the manufacture of empty gelatin capsules.

•	Consumer Products, which includes self-medications, shaving and fish food and fish care products, as well as confectionery products consisting of chewing gums, breath mints and cough tablets.

         Comparative segment revenues, profits and related financial information for 2001, 2000 and 1999 are given in the table entitled Segment Information on page 59 of our 2001 Annual Report. Tables captioned Percentage Change in Revenues and Percentage Change in Geographic Revenues on page 26 of our 2001 Annual Report give segment information for the past three years. The information from those sections of our 2001 Annual Report is incorporated by reference in this 2001 Form 10-K report.

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

Human Pharmaceuticals

         Most of our human pharmaceutical revenues come from products in three major therapeutic classes: cardiovascular diseases, infectious diseases and central nervous system disorders. We also have products for the treatment of diabetes, urogenital conditions and allergies, as well as a co-promoted product for arthritis, acute pain and menstrual pain. In 2001, human pharmaceutical revenues increased 13%, to approximately $26 billion. Human pharmaceutical revenues contributed 79% of our revenues in 2001, as compared to 77% in 2000 and 74% in 1999. We marketed eight human pharmaceutical products, including our alliance product Celebrex, with sales to third parties exceeding $1 billion each in 2001. Those eight products — Lipitor, Norvasc, Zoloft, Neurontin, Viagra, Zithromax, Celebrex and Diflucan — represented 76% of human pharmaceutical revenues and grew at a combined rate of 17% in 2001. A table captioned Revenues - Major Human Pharmaceutical Products on page 27 of our 2001 Annual Report is incorporated by reference.

         Cardiovascular disease products that treat problems affecting the heart and the blood circulatory system make up our largest therapeutic product line. Lipitor, our largest-selling product, is for treatment of high lipids (cholesterol and triglycerides) in the bloodstream. It is one of the largest-selling prescription drugs of any kind in the world. Norvasc is a once-a-day medication for hypertension (high blood pressure) and angina (heart pain). It is the largest-selling high blood pressure and heart pain medicine in the world. Our other cardiovascular products include Procardia XL, Cardura and Accupril/Accuretic. Procardia XL is a once-a-day product for hypertension and angina. Sales of Procardia XL continued to decrease during 2001 due to generic competition. Cardura is used to treat hypertension and benign prostatic hyperplasia (enlarged prostate gland). Sales of Cardura declined in 2001 in the U.S., where our patent expired in 2000. Cardura XL, a sustained-release form of Cardura sold in several major European markets, has been filed for approval in the U.S. and Japan. Accupril/Accuretic is an angiotensin converting enzyme (ACE) inhibitor for hypertension and congestive heart failure.

         In the infectious disease medicine category, our major products include Zithromax, Diflucan and Viracept. Zithromax is an oral or injectable antibiotic. Zithromax is the second-largest-selling antibiotic worldwide and the most-prescribed, brand-name, oral antibiotic in the U.S. In December 2001, Zithromax was approved by the FDA as both a single-dose regimen and three-day regimen for the treatment of acute otitis media (ear infections) in children. Diflucan is used to treat various fungal infections, including vaginal infections and certain infections that afflict AIDS and cancer patients with weakened immune systems. Sales of Diflucan increased in 2001 after 13 years on the market, reflecting the product’s continuing acceptance as the therapy of choice for a wide range of fungal infections. Complementing Diflucan is Vfend, a treatment for serious fungal infections. In March 2002, both the oral and intravenous formulations of Vfend were approved for marketing in the European Union (EU) for the treatment of potentially fatal fungal infections. We received an approvable letter from the FDA for Vfend in both oral and intravenous formulations in December 2001. While there is no assurance as to if or when we will receive approval from the FDA, we expect to receive such approval and to begin selling Vfend during 2002 in the U.S. Viracept is the largest-selling protease inhibitor in the U.S., used in combination with other antiretroviral drugs for treatment of HIV infections. Sales of Viracept declined in 2001 largely due to increasing competition from other AIDS medicines.

         In June 1999, the EU’s Committee for Proprietary Medicinal Products suspended the EU licenses of the oral and intravenous formulations of our antibiotic Trovan for 12 months. The suspension has since been made permanent. In the rest of the world, including the U.S., the use of Trovan is limited to serious infections in institutionalized patients.

         For treatment of central nervous system disorders, we offer Zoloft, Neurontin and Geodon and co-promote the product Aricept. Zoloft is approved for the treatment of depression, obsessive-compulsive disorder in adults and children, panic disorder and post-traumatic stress disorder. It is the most prescribed medicine in the U.S. for mood and anxiety disorders. In December 2001, we received an approvable letter from the FDA for the use of Zoloft in the treatment of premenstrual dysphoric disorder. Neurontin is a leading epilepsy medicine, approved as an add-on therapy with other anti-epileptic medications to treat partial seizures in patients over three years of age. It also is approved in more than 50 markets for the treatment of neuropathic pain; a U.S. filing for this indication was completed in August 2001. Geodon (known as Zeldox in many markets outside the U.S.) has been approved in 31 countries for the treatment of symptoms associated with schizophrenia. We launched Geodon in Sweden in 2000 and in the U.S. in the first quarter of 2001. In March 2001, we received an approvable letter from the FDA for an intramuscular dosage form of Geodon, used to treat agitated or hospitalized patients. We have submitted additional data requested by the FDA on this formulation, and the product is currently under review by the FDA. We launched Zeldox in both the oral and intramuscular formulations in several European countries in March 2002. We co-promote Aricept, for the treatment of mild-to-moderate Alzheimer’s disease, with Eisai Co., Ltd., the company that discovered and developed the drug. Eisai contracted with us to license and co-promote the product in the U.S. and several other countries. Aricept substantially expanded the market for pharmaceutical treatment of that disease.

         In June 2001, the European Mutual Recognition Process was completed for Relpax, a treatment for migraines. Relpax was approved in the EU in dosage levels of 20 mg., 40 mg. and 80 mg., and launches have begun in Europe. In the fourth quarter of 2000, the FDA sent us an approvable letter for Relpax in which we were asked to conduct an additional, short-term cardiovascular physiology study. We expect to file this study with the FDA in 2002.

         Viagra, our medication for the treatment of erectile dysfunction, is the most widely prescribed medication in the world for the treatment of this condition.

         Our other pharmaceutical products include Glucotrol XL, a pancreatic stimulator to produce insulin for the treatment of diabetes, and Zyrtec, which is used for the treatment of year-round indoor and outdoor allergies and related problems. Zyrtec is licensed to us by the Belgian company UCB S.A. We co-promote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A., and we have a license to sell Zyrtec as an over-the-counter (OTC) medicine (under the brand name Reactine in certain markets) in Canada, Europe, Australia and South Africa. See Item 3, Legal Proceedings, below for a discussion of a proceeding before the FDA seeking to switch Zyrtec from prescription to OTC status in the U.S. In the third quarter of 2001, we launched Zyrtec-D 12-Hour, an oral antihistamine decongestant combination medicine, which treats both indoor and outdoor allergies as well as nasal congestion.

         In February 1999, we participated in the launch of Celebrex with G.D. Searle & Co., a division of Pharmacia Corporation, which discovered and developed Celebrex. Celebrex is used for the relief of symptoms of adult rheumatoid arthritis, osteoarthritis and familial adenomatous polyposis. In October 2001, Celebrex also was approved in the U.S. for the treatment of acute pain and menstrual pain. We co-promote Celebrex with Pharmacia in all world markets except Japan.

         Bextra was approved by the FDA in November 2001, for the relief of pain and inflammation of osteoarthritis and adult rheumatoid arthritis and for menstrual pain. We will co-promote Bextra with Pharmacia, which discovered and developed the drug. A launch is planned in 2002.

         On March 21, 2000, we announced that we were discontinuing the sale of Rezulin, a product acquired in the merger with Warner-Lambert. Since March 1997, Warner-Lambert marketed Rezulin in the U.S. with an affiliate of Sankyo Company, Ltd., from whom we licensed the product for North America and other areas (see Item 3, Legal Proceedings, below).

Animal Health

         Our Animal Health Group discovers, develops, manufactures and sells products for the prevention and treatment of diseases in livestock and companion animals. Among the products we market are parasiticides, anti-inflammatories, vaccines, antibiotics and related medicines for livestock and companion animals. Animal Health revenues accounted for approximately 3% of our revenues in 2001, 4% in 2000 and 5% in 1999. In 2001, Animal Health revenues declined 3%, to $1.0 billion. Excluding the impact of foreign exchange and the feed-additive product lines that were sold in November 2000, Animal Health revenues increased 13% in 2001. The increase was due to the increased sales of Revolution, an anti-parasitic for companion animals, new promotional and distribution practices as well as various restructuring initiatives, partially offset by the impact of mad-cow and foot-and-mouth diseases in Europe.

         Over the past few years we have substantially increased our investment in research for animal health products. We now have over 40 programs advancing at various stages of development. Emerging products from this investment are expected to reach the market starting in 2004 and drive long-term growth for the Animal Health Group.

         Parasiticides constitute the largest segment of the companion animal market, consisting mainly of medicines for external parasites, such as fleas, and heartworm preventatives. Our product Revolution is the first and only topical medicine that protects against fleas and heartworm in a simple, once-a-month administration.

         Rimadyl relieves pain and inflammation associated with osteoarthritis, a condition that afflicts about 15% of all dogs. The chewable form provides the pet owner with the convenience of once-a-day administration.

Capsugel

         Capsugel is the world’s largest producer of two-piece capsules used in manufacturing prescription and OTC pharmaceuticals and nutritional supplements. Capsugel’s sales accounted for about 1% of our revenues in each of 2001, 2000 and 1999. In 2001, Capsugel’s sales increased 1%, to $409 million.

Consumer Products Segment

         Our Consumer Products segment includes our consumer healthcare, confectionery, shaving and fish products businesses.

Consumer Healthcare

         With 2001 revenues of $2.4 billion, our Consumer Healthcare Division (CHC) markets many of the world’s best-known consumer health brands. Sales of CHC accounted for about 8% of our revenues in each of 2001 and 2000 and 9% in 1999. In 2001, revenues of CHC increased 4%, about twice the industry growth rate, mainly due to increased sales of Sudafed, Benadryl and Listerine mouthwash and the successful launch of Listerine PocketPaks in the U.S. in September 2001, partly offset by the negative impact of foreign exchange.

         CHC’s products include OTC medications and compete primarily in the oral care, upper respiratory, skin care, gastrointestinal and eye care categories. Among our better-known brands in the U.S. are

•	Listerine mouthwash

•	Listerine PocketPaks oral care strips

•	Benadryl antihistamine for allergies

•	Sudafed for sinus congestion

•	Zantac 75 for prevention and relief of heartburn

•	Rolaids antacid tablets

•	Actifed for relief of cough, cold and flu

•	Benylin cough products

•	Sinutab for sinus pain relief

•	Efferdent denture cleaner

•	Neosporin antibiotic ointment

•	e.p.t. home pregnancy tests

•	Visine eye care

•	BenGay topical analgesic

•	Cortizone hydrocortisone skin cream

•	Lubriderm skin care lotions

•	Unisom sleep aids

•	Desitin ointments for treatment of diaper rash

Several product-line extensions building on these brands have been introduced in recent years. Other products are sold only in selected international markets.

         In the second quarter of 2000, we sold the Rid line of lice-control products to Bayer Corporation. In the fourth quarter of 1999, we sold the Bain de Soleil suncare product line to Schering-Plough HealthCare Products, Inc.

         CHC can extend the life of some of our prescription medications by converting them to OTC medications. For example, an OTC formulation of Diflucan, known as Diflucan One, is sold in the U.K. as a treatment for vaginal candidiasis. Similarly, Zyrtec is sold as an OTC product in certain markets outside the U.S. under the brand name Reactine. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products.

Confectionery Products

         Our Confectionery Division markets a broad range of leading products. Sales of the Confectionery Division accounted for about 6% of our revenues in 2001 and 7% in each of 2000 and 1999. In 2001, confectionery sales declined 3%, to approximately $2.0 billion, primarily due to increased competition, weaker economies in Europe, Canada and other markets and the negative impact of foreign exchange, partly offset by the strong performance of Dentyne Ice in North American markets.

         Among our better-known brands are

•	Halls cough drops

•	Trident sugarless gums

•	Bubbaloo, Bubblicious, Chiclets and Freshen-Up gums

•	Dentyne, Dentyne Ice, Certs, Clorets and Max Air breath-freshening gums and mints

Shaving Products

         Our Shaving Products business consists of Schick and Wilkinson Sword razors and blades and a range of manicure and toiletry products. Sales of our shaving products accounted for about 2% of our revenues in 2001 and 3% in each of 2000 and 1999. In 2001, sales of our shaving products declined 7%, to $716 million. Sales declines in older-line products were partly offset by strong sales of the triple blade Xtreme 3, which was launched in major European markets in 2001.

         Our better-known brands are

•	Protector razor products with wire-wrapped blades to prevent nicks and cuts

•	the Silk Effects and Lady Protector razor lines for women

•	Slim Twin razors with a rubber handle for increased control

•	the FX product line with flexible cartridges

•	Xtreme 3 razors with a triple blade system

         We sold our Barbasol shaving cream brand to Perio Inc. in 2001.

Fish Products

         Tetra is the world’s leading provider of products for the ornamental fish food market, including TetraMin fish foods and fish care accessories. Tetra’s sales accounted for less than 1% of our revenues in each of 2001, 2000 and 1999. In 2001, Tetra’s sales declined 4%, to $183 million.

         On March 4, 2002, we announced that we are exploring strategic options for Tetra, including the possible sale of this business.

Research and Product Development

         Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent approximately $4.8 billion in 2001, $4.4 billion in 2000 and $4.0 billion in 1999 on research and development, and we anticipate investing approximately $5.3 billion on research and development in 2002.

         We are in the process of significantly expanding our research and development operations. In 2001, we added approximately 2.4 million square feet of laboratory and office space at three of our major research centers. We currently have approximately 1.0 million square feet of additional laboratory and office space under construction at two of our major research centers. Other research facilities are also being added or expanded.

         We conduct research internally, and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out innovative technologies developed by third parties to acquire or incorporate into our product lines through licensing or other arrangements.

         Drug development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research, and products that have been approved and marketed can be ordered to be withdrawn from the market by regulatory authorities.

         We believe that our investments in research have been rewarded by the number of pharmaceutical compounds and new therapies we have in all stages of development; we currently are working on more than 160 projects in development and several hundred projects in research. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early development. While each new candidate is far from regulatory approval, new drug candidates are the foundation for future products.

         Our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In 2001, for example, the FDA approved the additional use of Zithromax as a single-dose and three-day regimen for acute otitis media in children.

         Information concerning several of our drug candidates in development as well as supplemental filings for existing products is set forth under the heading Product Developments on pages 29 and 30 of our 2001 Annual Report. That information is incorporated by reference.

         Our competitors also devote substantial funds and resources to research and development. In addition, the consolidation that has occurred in our industry has created companies with substantial research and development resources. The extent to which our competitors are successful in their research could result in erosion of sales and unanticipated product obsolescence.

International Operations

         We have significant operations outside the United States. They are conducted both through our subsidiaries and through distributors, and involve the same business segments — pharmaceuticals and consumer products — as our U.S. operations.

         Revenues from operations outside the U.S. of $12.3 billion accounted for 38% of our total revenues in 2001. Revenues exceeded $500 million in each of seven countries outside the U.S. in 2001. No single country outside the U.S. contributed more than 10% of our total revenues. Japan is our second-largest single national market, with 7% of our revenues in each of 2001 and 2000 and 6% in 1999.

         For a geographic breakdown of revenues and changes in revenues, see the table Geographic Data on page 59 of our 2001 Annual Report and the table Percentage Change in Geographic Revenues on page 26 of our 2001 Annual Report. Those tables are incorporated by reference.

         Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include

•	currency fluctuations

•	capital and exchange control regulations

•	expropriation and nationalization

•	other restrictive government actions

Our international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products. See Government Regulation and Price Constraints below for discussion of these matters.

         Depending on the direction of change relative to the U.S. dollar, foreign currency values can either improve or reduce the reported dollar value of our net assets and results of operations. In 2001, revenue growth was negatively impacted by foreign exchange, as currency movements relative to the U.S. dollar reduced our reported revenues in many countries. Changes in foreign exchange rates decreased total revenues by $861 million in 2001. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See Note 6-D to our financial statements, Derivative Financial Instruments and Hedging Activities, on pages 48 and 49 of our 2001 Annual Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

Marketing

         In our global pharmaceuticals business, we promote our products to health care providers such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs) and Managed Care Organizations (MCOs). We also market directly to consumers in the United States through direct-to-consumer print and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research.

         Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products.

         Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies.

         Through our marketing organizations, we explain the approved uses and advantages of our products to medical professionals. We work to gain access to health authority, PBM and MCO formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of our products. We also work with MCOs and PBMs to assist them with disease management, patient education and other tools that help their medical treatment routines. For example, in 2001 we entered into a program with the State of Florida Agency for Health Care Administration that is designed to help manage chronic diseases among Florida’s Medicaid population.

         Marketing of prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more particular medical problems. A manufacturer may choose, however, to undertake additional studies, including comparative clinical trials with competitive products, to demonstrate additional advantages of a compound.

         Those studies can be costly and take years to complete, and the results are uncertain. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved marketing claims and strategies.

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

         Our Consumer Products businesses primarily use their own representatives to directly promote their products. We also use print and television consumer advertising and offer sales incentives such as coupons to promote our consumer products. These products are sold through various retailers.

During 2001, sales to our three largest pharmaceutical and consumer healthcare products wholesalers were

•	McKesson, Inc. — 14.6% of our revenues;

•	Cardinal Health, Inc. — 13.4% of our revenues; and

•	AmerisourceBergen Corporation — 13.0% of our revenues.

         Sales to these wholesalers were concentrated in the Pharmaceuticals segment. Apart from these instances, none of our business segments is dependent on any one customer or group of related customers.

Patents and Intellectual Property Rights

         Our products are sold around the world under brand-name, logo and certain product design trademarks we consider in the aggregate to be of material importance. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

         We own or license a number of U.S. and foreign patents. These patents cover

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

         In the aggregate, our patent and related rights are of material importance to our businesses in the United States and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider significant in relation to our business as a whole, together with the year in which the basic U.S. patent expires, are those for the following drugs:

Basic U.S. Patent
Drug	Expiration Year

Accupril	2002

Diflucan	2004

Zithromax	2005

Norvasc	2006

Zoloft	2006

Zyrtec	2007

Lipitor	2010

Viagra	2011

Viracept	2013

Celebrex	2013

Neurontin	see below

In some instances, there are later expiring patents relating to these products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of further diseases or conditions. Such patents may not protect the Company’s drug from generic drug competition after the expiration of the basic patent.

         Zithromax is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in bulk crude form from Pliva.

         Celebrex is patented by Pharmacia Corporation, with whom we co-promote Celebrex in all world markets except Japan. An action alleging patent infringement with respect to the sale of Celebrex is pending against Pharmacia, the Company and others.

         Zyrtec is patented by the Belgian company, UCB S.A., and is licensed to us for sales in the U.S., Canada, Europe, Australia and South Africa. We co-promote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. and have a license to sell Zyrtec as an OTC medicine in the other markets.

         The basic U.S. patents relating to Neurontin expired in 1994 and 2000. However, in April 2000, a broad U.S. patent was granted relating to stable pharmaceutical compositions of Neurontin containing low levels of lactam impurity. This patent expires in 2017. Other companies have filed applications with the FDA seeking approval of products that appear to infringe this patent.

         In addition, other companies have filed applications with the FDA seeking approval of products that appear to infringe our patents on Zoloft, Diflucan, Accupril, Glucotrol XL, Procardia XL, Estrostep Fe and Femhrt 1/5.

         We have other patent rights covering additional products that have smaller revenues.

         We expect that the patents on some of our newest products and late-stage product candidates could become significant to our business as a whole in the future.

         The expiration of a product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the covered product and, particularly in the U.S., can result in a significant reduction in sales of the pioneering product. In some cases, however, we can continue to obtain commercial benefits from

•	product manufacturing trade secrets

•	patents on uses for products

•	patents on processes and intermediates for the economical manufacture of the active ingredients

•	patents for special formulations of the product or delivery mechanisms

•	conversion of the active ingredient to OTC products

         The effect of product patent expiration or loss also depends upon

•	the nature of the market and the position of the product in it

•	the growth of the market

•	the complexities and economics of manufacture of the product

•	the requirements of generic drug laws

         One of the main limitations on our operations in some countries outside the U.S. is the lack of effective intellectual property protection of our products. Under international agreements in recent years, global protection of intellectual property rights is improving. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are doing this. We have experienced significant growth in our businesses in some of those nations, and our continued business expansion in those countries depends to a large degree on further patent protection improvement.

         See Item 3, Legal Proceedings, below for a discussion of patent litigation.

Competition

         Competition is intense in all of our businesses and includes many large and small competitors.

         The principal means of competition vary among product categories and business groups. Technological innovations affecting

•	efficacy

•	safety

•	patients’ ease of use

•	cost effectiveness

are important to success in all of our businesses. Our businesses also focus on unmet medical needs and therapeutic improvements. Our emphasis on innovation has led to our multi-billion-dollar research and development investments over the past decade.

         Our human pharmaceutical business competes with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Our pharmaceutical operations are among the largest in the world.

         In recent years, a comparison of the total cost of medical treatments using pharmaceuticals versus alternative treatments for the same condition has become an important basis of competition. MCOs and PBMs look to cost advantages as well as medical benefits in making their drug formulary decisions.

         Our pharmaceutical sales and marketing organization is a valuable competitive asset. Our salespeople’s ability to reach medical professionals with information about our products helps us respond to competitive efforts and launch new products.

         We have a significant presence in the animal health marketplace, but many other companies offer competitive products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include

•	product innovation

•	service

•	price

•	quality

•	effective promotion to veterinary professionals and consumers

We promote our products directly through our sales representatives as well as through advertising.

         Many other companies, large and small, manufacture and sell one or more products that are similar to our consumer products. Sources of competitive advantage include

•	product quality and efficacy

•	brand identity

•	advertising and promotion

•	product innovation

•	broad distribution capabilities

•	customer satisfaction

•	price

Significant expenditures for advertising, promotion and marketing are generally required to achieve both consumer and trade acceptance of consumer products.

         In the current environment of competitive pressures on profit margins, we continue efforts to control the growth of our expenses. We have kept our costs down in areas such as manufacturing, distribution and sales administration by restructuring and consolidating facilities. These measures have brought us new efficiencies and reduced or contained our operating expenses.

Managed Care Organizations

         The growth of MCOs in the U.S. has been a major factor in the competitive make-up of the health care marketplace. Over half the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations has become important to our business.

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

         A major objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed.

         As discussed above in Marketing, MCOs and PBMs typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their generally lower cost, generic medicines are often favored. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients’ use of products listed on their formularies.

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

         The growth of MCOs also appears to have led to greater usage of some drugs. The use of certain drugs can prevent the need for more costly treatments such as hospitalization, professional therapy or even surgery. Because of these advantages, such drugs can become favored first-line treatments. In addition, the current trend of some patients to opt for managed care alternatives to Medicare may increase overall pharmaceutical usage among that segment of the elderly population. Medicare does not pay for outpatient use of medicines, so patients who do not have another source of prescription drug coverage must bear that cost. MCOs, however, often offer drug benefits for their participants.

         These developments have not only created pressure on prices, but also have increased sales of products on formularies. We have been generally, although not universally, successful in having our major products included on MCO formularies.

         Another way we address the interests of MCOs is by developing disease management programs. These programs can be attractive to MCOs by improving patient communications and compliance with dosage directions, which are important for effective disease treatment. They can help MCOs address various aspects of disease management, such as prevention, diagnosis and treatment of certain diseases, including use of pharmaceutical products. This comprehensive approach can improve the quality of care and lower costly complications of chronic diseases. As noted above in Marketing, one such program, which we entered into in 2001 with the State of Florida Agency for Health Care Administration, is designed to help manage chronic diseases among Florida’s Medicaid population.

Generic Products

         One of the biggest competitive challenges that we face in the U.S. and that is growing internationally is from generic pharmaceutical manufacturers. Upon the expiration or loss of

U.S. patent protection on a product, we can lose the major portion of U.S. sales of that product within a year. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about the product to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Generic products need only demonstrate a level of availability in the bloodstream equivalent to that of the pioneer product. This means that after we have borne the expenses of discovering, developing and testing a medicine for safety and efficacy, obtaining regulatory approval and informing the medical community about its therapeutic benefits, generic competitors can market a competing version of our product after the expiration of our patent, charge much less and still be profitable.

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

Raw Materials

         Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2001, and none are expected in 2002.

Government Regulation and Price Constraints

         Pharmaceutical companies are subject to extensive regulation by numerous national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of our businesses and administers requirements covering the testing, safety, effectiveness, approval, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products. FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market.

         The FDA also regulates most of our consumer products and, along with the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, our animal health products.

         Since 1998, the approval of new drugs across the EU is possible only using the European Medicines Evaluation Agency’s (EMEA) mutual recognition or central approval processes. The use of either of these procedures provides a more rapid and consistent approval within the 15 member states than was the case when the approval processes were operating independently within each member state. Further, on January 1, 2000, Norway and Iceland became full participants in the EU central approval processes. In addition, the agreement between the EU and 12 other European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member countries, however. We continue to deal with individual countries on such issues.

         In recent years in the U.S., various legislative proposals have been offered at the federal and state levels that would bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price or patient reimbursement constraints on medicines, increases in required rebates or discounts and restrictions on access to certain products. Similar issues exist in many foreign countries where we do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

         In the U.S., federal proposals have called for substantial changes in the Medicare program, and federal and state proposals have called for substantial changes in the Medicaid program. If such changes are enacted, they may require significant reductions from currently projected government expenditures for these programs. Driven by budget concerns, Medicaid managed care systems have been implemented in many states. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. If changes to these programs shift patients to MCOs that cover pharmaceuticals, or if an outpatient drug benefit is added to Medicare, usage of pharmaceuticals could increase. Pricing pressures likely would ensue in either case given the enhancement of the purchasing power of the MCOs or the federal government.

         Medicare currently does not provide outpatient prescription drug coverage. In this context, in order to help address the issue of affordable access to health care for those most in need, we announced the Pfizer for Living Share Card program in January 2002. Through this program, low-income Medicare recipients without prescription drug coverage can purchase a 30-day supply of a Pfizer prescription medicine and of the co-promoted products Zyrtec and Aricept at many retail pharmacies for $15.

         U.S. law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. Some states are seeking rebates in excess of the amounts required by federal law. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. Also, in late 2000 and early 2001, the states of Vermont and Maine received Centers for Medicare and Medicaid Services approval of waivers that would expand Medicaid rebates beyond the current Medicaid population. Both of these waivers have been challenged in court. The Vermont program was struck down by a federal appeals court in 2001. The Maine program was upheld by a federal district court in February 2002; an appeal of that decision is expected. If the Maine program is upheld on appeal, other states may seek similar approval of waivers that would expand Medicaid rebates beyond the current Medicaid population. Rebates potentially could be viewed as price discounts without appreciable increases in volume as an offset. See the discussion regarding rebates on page 27 of our 2001 Annual Report, which discussion is incorporated by reference.

         We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to inconsistent prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

         In addition to the FDA, the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, we are subject to the jurisdiction of various other regulatory and enforcement departments and agencies, such as the Department of Health and Human Services, the Federal Trade Commission and the Department of Justice in the U.S. We are, therefore, subject to possible administrative and legal proceedings and actions by those regulatory bodies (see Item 3, Legal Proceedings, below). Such actions may include product recalls, seizures and other civil and criminal sanctions. In some cases, we have initiated product recalls voluntarily.

         Following the September 11, 2001 terrorist attacks, the federal government requested assistance from Pfizer and other pharmaceutical companies in connection with the threat of bioterrorism. In response, we have contributed Pfizer antibiotics to the U.S. national stockpile and coordinated with authorities to ensure supplies of essential pharmaceuticals.

         It is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

Environmental Law Compliance

         Most of our manufacturing and certain research operations are affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We are also cleaning up environmental contamination from past industrial activity at certain sites (see Item 3, Legal Proceedings, below). As a result, we incurred capital and operational expenditures in 2001 for environmental protection and clean-up of certain past industrial activity as follows:

•	environmental-related capital expenditures – $83 million

•	other environmental-related expenses – $121 million

While we cannot predict with certainty the future costs of such clean-up activities, capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

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

         Financial data for these subsidiaries are set forth in Note 5 to our financial statements, Banking and Insurance Subsidiaries, on page 46 of our 2001 Annual Report, and information relating to our banking operations is set forth under the heading Banking Operation on page 33 of our 2001 Annual Report. Such data and information are incorporated by reference.

Tax Matters

         The discussion of tax-related matters (including certain proceedings involving proposed tax adjustments relating to prior years) in Note 11 to our financial statements, Taxes on Income, on pages 50 and 51 of our 2001 Annual Report is incorporated by reference.

Employees

         In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2001, we employed approximately 90,000 people in our operations throughout the world.

Cautionary Factors That May Affect Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

         Our disclosure and analysis in this report and in our 2001 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and words and terms of similar substance in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

         We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

•       Balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and research and development for future products could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

•       In the U.S., many pharmaceutical products are subject to increasing pricing pressures, which could be significantly impacted by the outcome of the current national debate over Medicare reform. If the Medicare program provided outpatient pharmaceutical coverage for its beneficiaries, the federal government, through its enormous purchasing power under the program, could demand discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. On the other hand, a Medicare drug reimbursement provision may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, MCOs, institutions and other government agencies continue to seek price discounts. Government efforts to reduce Medicare and Medicaid expenses are expected to increase the use of MCOs. This may result in managed care’s influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries and bulk purchasing of drugs.

         We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to inconsistent prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

         As a result, it is expected that pressures on the pricing component of operating results will continue.

•       Thirty-eight percent of our 2001 revenues arose from international operations, including 7% from Japan, and we expect revenue and net income growth in 2002 to be impacted by changes in foreign exchange rates.

         These international-based revenues as well as our substantial international assets result in our exposure to currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to interest rate change risk. The risks of such changes and the measures we have taken to help contain those risks are discussed in the section entitled Financial Risk Management on page 35 of our 2001 Annual Report. For additional details, see Note 6-D to our financial statements, Derivative Financial Instruments and Hedging Activities, on pages 48 and 49 of our 2001 Annual Report. Those sections of our 2001 Annual Report are incorporated by reference.

         Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty all changes in currency and interest rates, inflation or other related factors affecting our businesses.

•       A European currency (euro) was introduced in January 1999 to replace the separate currencies of 12 individual countries and did replace such currencies on January 1, 2002. We modified systems and commercial arrangements to deal with the new currency, including the availability of dual currency processes to permit transactions to be denominated in legacy currencies, as well as the euro, during the 1999-2001 transition period. The cost of this effort was not material to our financial position or results of operations. We continue to evaluate the economic and operational impact of the euro, including its impact on competition, pricing and foreign currency exchange risks.

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

•       Competition from manufacturers of generic drugs is a major challenge in the U.S. and is growing internationally. Loss of patent protection typically leads to significant loss of sales in the U.S. market. The patents covering several of the Company’s medicines are being challenged by generic drug manufacturers.

•       Risks and uncertainties particularly apply with respect to product-related forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. There can be no assurance as to if or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. There are also many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related forward-looking statements.

•       As discussed above in Marketing, decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy once the drug receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they consume time and resources and can delay submitting the drug candidate for initial approval. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The quality of our decisions in this area could affect our future results.

•       Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to build up production capacity commensurate with demand, or the failure to predict market demand for, or to gain market acceptance of, approved products, could affect future results.

•       We currently market eight products with annual sales to third parties exceeding $1 billion each: Lipitor, Norvasc, Zoloft, Neurontin, Viagra, Zithromax, Diflucan and our alliance product Celebrex. Those products accounted for more than half of our 2001 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. The patents covering Neurontin, Diflucan and Zoloft are the subject of pending legal challenges, and an action alleging patent infringement with respect to the sale of Celebrex also is pending.

•       We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible future effect on our sales. Products that potentially could compete with a number of our drugs, including some of our best-selling medicines, are in various stages of development, and some have been filed for approval with the FDA.

•       Growth in costs and expenses, changes in product mix and the impact of divestitures, restructuring, product withdrawals and other unusual items that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could affect future results. For example, we may be unable to maintain or further enhance the margin improvements achieved in recent years.

•       On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with finite lives continue to be amortized over their useful lives. The adoption of SFAS No. 141 does not impact our financial position or results of operations. Application of the non-amortization provisions of SFAS No. 142 will not have a material effect on our financial condition or results of operations. The effect on diluted earnings per share is expected to be less than one cent per share for 2002. We have not yet determined the impact, if any, of adopting the goodwill impairment provisions of SFAS No. 142. However, we expect to record a charge in the first quarter of 2002 for the impairment provisions as they relate to identifiable intangible assets. This charge is not expected to have a material effect on our financial condition or results of operations.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. We do not expect the provisions of SFAS No. 143 to have a material impact on our consolidated financial statements. We will adopt the provisions of SFAS No. 143 as of January 1, 2003.

         On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 has no impact on our current operations.

         On January 1, 2002, we adopted the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products. EITF No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. Our adoption of EITF No. 00-25 will result in reclassifications of certain marketing expenses to reflect them as a reduction of revenues. These reclassifications will have no effect on net income

         From time to time, new or revised accounting standards and rules are issued. Although the standards mentioned above are not expected to have a material effect on our financial condition or results of operations (or, as noted, in one instance we have not yet determined the impact), future standards and rules could have such an effect.

•       Changes in the U.S. Tax Code and the tax laws of other countries, as well as our effective tax rate for the fiscal year, can affect our net earnings. During 2001, no major U.S. or international tax legislation was enacted that would materially impact our net earnings. It is not possible, however, to predict the impact on our future results of any tax legislation enacted in the future.

•       Our future results could be affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the September 11, 2001 terrorist attacks in the U.S., the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

•       We are involved in various patent, product liability, consumer, environmental and tax claims and litigations and additional matters that arise from time to time in the ordinary course of our business. These include challenges to the coverage and/or validity of patents on products or processes and allegations of injuries caused by drugs or medical devices. In addition, we are subject to national, state and local environmental laws and regulations. We are also involved in or are the subject of governmental or regulatory agency inquiries or investigations from time to time. Litigation is inherently unpredictable, and excessive verdicts that are not justified by the evidence can occur. We believe that we have valid defenses with respect to the legal matters pending against us and, taking into account our insurance and reserves, we believe that the ultimate resolution of these matters will not have a material adverse impact on our financial condition, results of operations or cash flows. It is possible, however, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 2. PROPERTIES

         Our corporate and divisional headquarters are located at our world headquarters, which includes several buildings in New York City, and at our campus in Morris Plains, New Jersey. In the New York world headquarters, we own two of the buildings, including our main 33-story office tower, and rent other nearby space. Our 33-story office tower is located on a site we have leased under a long-term ground lease. Altogether, our New York headquarters operations occupy over 1.75 million square feet of owned and leased office space. On the Morris Plains campus, we own five buildings with total occupied space of approximately 1.3 million square feet, located on approximately 175 acres. Additional leased space in the vicinity of the Morris Plains campus totals approximately 0.25 million square feet.

         For our pharmaceutical business, we own and lease space for sales and marketing, administrative support and customer service functions around the world.

         Our major research and development operations are located in owned facilities in Amboise, France; Ann Arbor, Michigan; Freiburg, Germany; Fresnes, France; Groton/New London, Connecticut; Holland, Michigan; Morris Plains, New Jersey; Nagoya, Japan; Sandwich, England, U.K.; and Mississauga, Ontario, Canada. We also lease facilities in La Jolla, California, for research and development operations.

         The research and development buildings at our Groton, Connecticut facility contain approximately 2.9 million square feet of floor space. In 2001, we completed construction of a 780,000 square-foot facility on a 29-acre site in New London, Connecticut.

         Buildings on our 334-acre Sandwich, England campus house research facilities and a production plant. The research and development facilities contain approximately 2.6 million square feet of floor space. An additional 390,000 square feet of new research space is under construction.

         At our facility in Nagoya, Japan, approximately 280,000 square feet of floor space is used for research and development.

         At our facility in Holland, Michigan, approximately 140,000 square feet of floor space is used for research and development.

         Our Ann Arbor, Michigan research and development facility currently contains approximately 1.2 million square feet of floor space. In addition, we have begun construction of approximately 600,000 square feet of new research and office space at this facility.

         Our leased research and development facility in La Jolla, California contains approximately 650,000 square feet of floor space.

         We own or lease other important research facilities in Terre Haute, Indiana and Cambridge, Massachusetts. A number of smaller research and development operations around the world focus principally on their local markets.

         We have been expanding our research and development facilities in recent years to meet the challenges of handling growing research activities. In 2001, we completed construction of approximately 2.4 million square feet of additional research and office space at our sites in Groton/New London, Sandwich and La Jolla.

         Our Global Manufacturing Division operates 54 plants that produce products for our pharmaceutical, consumer healthcare and animal health businesses around the world. Twenty-five of these are major facilities. These plants handle one or more of three types of production processes:

•	fermentation

•	organic synthesis

•	product production

         We have two major fermentation plants:

•	Nagoya, Japan

•	Sandwich, England, U.K.

         Our major organic synthesis facilities are in seven locations:

•	Barceloneta, Puerto Rico, U.S.

•	Groton, Connecticut, U.S.

•	Holland, Michigan, U.S.

•	Little Island, Ireland

•	Loughbeg, Ireland

•	Ringaskiddy, Ireland

•	Sandwich, England, U.K.

In addition, construction is underway on a new organic synthesis site in Tuas, Singapore.

         We have major product production plants at 21 sites in 11 countries:

•	Amboise, France

•	Barceloneta, Puerto Rico, U.S.

•	Brooklyn, New York, U.S.

•	Dalian, China

•	Freiburg, Germany

•	Illertissen, Germany

•	Latina, Italy

•	Lee’s Summit, Missouri, U.S.

•	Lincoln, Nebraska, U.S.

•	Lititz, Pennsylvania, U.S.

•	Loughbeg, Ireland

•	Louvain-la-Neuve, Belgium

•	Orleans, France

•	Nagoya, Japan

•	Parsippany, New Jersey, U.S.

•	Sandwich, England, U.K.

•	San Jose Iturbide, Mexico

•	São Paulo, Brazil

•	Terre Haute, Indiana, U.S.

•	Toluca, Mexico

•	Vega Baja, Puerto Rico, U.S.

         Our Animal Health Group has its principal executive offices in leased facilities in one of the buildings comprising the Company’s New York world headquarters. Animal Health owns a building in Exton, Pennsylvania and leases an additional office building nearby.

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

         Our Global Manufacturing Division operates our distribution operations in the U.S., including facilities in Aurora, Colorado; Elk Grove, Illinois; Fort Worth, Texas; Guilderland Center, New York; Lee’s Summit, Missouri; Lititz, Pennsylvania; Marietta, Georgia; Memphis, Tennessee; Parsippany, New Jersey; Reno, Nevada; and South Bend, Indiana. We also operate distribution facilities in major markets around the world.

         The Confectionery Division operates 24 plants globally, including 13 major facilities:

•	Bangkok, Thailand

•	Barcelona, Spain

•	Bauru, Brazil

•	Cali, Columbia

•	Dublin, Ireland

•	Guangzhou, China

•	Guarulhos, Brazil

•	Manchester, England, U.K.

•	Nagoya, Japan (Joint Venture, Meito-Adams)

•	Puebla, Mexico

•	Rockford, Illinois, U.S.

•	Saõ Paulo, Brazil

•	Scarborough, Canada

         The Shaving Products Division operates five manufacturing sites:

•	Acton, England, U.K.

•	Caracas, Venezuela

•	Guangzhou, China

•	Milford, Connecticut, U.S.

•	Solingen, Germany

         Distribution of these products is managed through both Company-owned and contracted distribution facilities.

         The Capsugel Division operates nine hard-gelatin capsule manufacturing sites:

•	Bornem, Belgium

•	Cibinong, Indonesia

•	Colmar, France

•	Greenwood, South Carolina, U.S.

•	Navanakorn, Thailand

•	Puebla, Mexico

•	Rio de Janeiro, Brazil

•	Sagamihara, Japan

•	Suzhou, China

In addition, the division operates one soft-gelatin capsule manufacturing facility in Ploermel, France. Distribution of Capsugel products is generally done through distribution facilities located on or near the plant sites.

         Tetra operates three manufacturing sites:

•	Blacksburg, Virginia, U.S.

•	Melle, Germany

•	Offelten, Germany

Tetra also operates distribution facilities from sites near the Blacksburg and Melle manufacturing facilities. On March 4, 2002, we announced that we are exploring strategic options for Tetra, including the possible sale of this business.

         In general, our properties are well maintained, adequate and suitable to their purposes. The growth of our businesses has created space pressures for certain operations, however. We have responded to such challenges with plans to provide appropriate facilities as needs are demonstrated. Note 9 to our financial statements, Property, Plant and Equipment, on page 50 of our 2001 Annual Report, which discloses amounts invested in land, buildings and equipment, and the discussion of investing activities under the heading Summary of Cash Flows on pages 32 and 33 of our 2001 Annual Report, which describes our capital expenditures, are incorporated by reference. See also the discussion under Note 13 entitled Lease Commitments on page 53 of our 2001 Annual Report, which is also incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in various patent, product liability, consumer, environmental and tax claims and litigations and additional matters that arise from time to time in the ordinary course of our business. These include challenges to the coverage and/or validity of patents on products or processes and allegations of injuries caused by drugs or medical devices. In addition, we are subject to national, state and local environmental laws and regulations. We are also involved in or are the subject of governmental or regulatory agency inquiries or investigations from time to time. Litigation is inherently unpredictable, and excessive verdicts that are not justified by the evidence can occur. We believe that we have valid defenses with respect to the legal matters pending against us and, taking into account our insurance and reserves, we believe that the ultimate resolution of these matters will not have a material adverse impact on our financial condition, results of operations or cash flows. It is possible, however, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies. Among the principal matters pending against us are the following:

Patent Litigation

Generic Drug Manufacturers

         Generic competition is a major challenge in the U.S. and is growing internationally. We are involved in a number of patent suits, the majority of which involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic manufacturer. In some of these suits, the challengers also claim that our assertions of or attempts to enforce rights under our patents constitute unfair competition and/or violations of the antitrust laws.

         Pending suits include challenges to patents covering, among other products, sertraline (Zoloft), gabapentin (Neurontin), fluconazole (Diflucan), quinapril (Accupril), glipizide (Glucotrol XL), nifedipine (Procardia XL), Estrostep Fe (oral contraceptive) and Femhrt 1/5 (hormone replacement therapy). A loss in any of these cases could result in a loss of patent protection for the drug at issue, could lead to significant loss of sales of that drug in the U.S. market and could affect future results.

Diflucan

         The patent suit relating to Diflucan is pending in the U.S. District Court for the Northern District of Illinois. Trial is expected in the latter part of 2002 or early 2003.

Neurontin

         With respect to Neurontin, suits against five generic drug manufacturers are pending in the U.S. District Court for the District of New Jersey. Motions for summary judgment of non-infringement of the patent on our stable, low - lactam pharmaceutical composition have been filed by two generic manufacturers and await decision. Any further motions are due to be filed by late June. In the event that summary judgment is denied, trials of these cases are expected in the latter part of 2002 or early 2003.

         In these Neurontin cases, the generic manufacturers have filed counterclaims against us claiming that our assertions of or attempts to enforce rights under our patents constitute unfair competition and/or violations of federal and state antitrust laws. In October 2001, the FTC requested certain information concerning our gabapentin (Neurontin) patents and their enforcement, and we are cooperating with that request. In March 2002, a number of suits were filed in the U.S. District Court for the Southern District of New York, one by a health plan on behalf of its members and the others by individuals, each of which seeks class action status and each of which alleges that Pfizer’s suits to enforce our gabapentin patents against generic manufacturers constitute a violation of the antitrust laws.

Procardia XL

         A suit involving the patent on nifedipine (Procardia XL) against a generic manufacturer, Mylan Pharmaceuticals, was settled in 2000. That settlement has been challenged in several courts under the antitrust laws by another generic manufacturer, Biovail Laboratories, and by five health plans, the latter seeking class action status on behalf of their members.

Celebrex

         In 2000, the University of Rochester filed a patent infringement action against Pfizer; G.D. Searle & Co., Inc.; Monsanto Co.; and Pharmacia Corporation, in the U. S. District Court for the Western District of New York, alleging that sales of Celebrex infringe the broad method of use claims of the University’s patent. The case is in the pretrial discovery stage.

Products Liability Matters

Rezulin

         The Rezulin litigation arises from a diabetes drug developed by Sankyo in Japan and by Warner-Lambert. Rezulin was reported to be prescribed to approximately two million patients. The medication treated insulin resistance, which is the cause of type 2 diabetes, and was effective for many patients whose diabetes had not been controlled with other medications. We believe that the FDA-approved labeling and warnings appropriately communicated the risks associated with the medication, including the risk of liver injury, which occurred in a small percentage of cases.

         Rezulin was voluntarily withdrawn in March 2000 following approval of two newer diabetes medications, which the FDA considered to have similar efficacy and fewer side effects.

         Currently, more than 2,000 suits involving Rezulin have been filed in federal and state courts involving approximately 5,100 Rezulin users. Substantially all of these suits are at a preliminary stage and, consequently, we are unable to fully evaluate the claims. A number of cases have been settled, and a small number have been tried to verdict. The cases pending in federal courts have all been consolidated for pretrial proceedings in a single multi-district litigation assigned to the U.S. District Court for the Southern District of New York. In addition, approximately 375 Rezulin users have submitted claims to the Company (but have not filed suits). The Company has extended the statute of limitations for approximately another 18,000 persons who do not have lawsuits on file and may or may not eventually file suits.

         We are opposing class certification in all cases. Class certification has been denied by state courts in California and West Virginia, the first two decisions on the issue. In another case involving class claims, the U.S. District Court for the Southern District of New York dismissed a complaint by Blue Cross/Blue Shield of Louisiana and other health-benefit plans to recover money paid for Rezulin and liver testing. Other requests for class certification are pending in various courts.

         We are actively engaged in defending the litigations, and, where appropriate, resolving the litigations and claims. As in most multiple tort litigation, the cases present a wide variety of claims, ranging from allegations of serious injury caused by Rezulin to efforts to obtain compensation notwithstanding the absence of any injury at all. Based on the information available to us, only a very small percentage of the claimants can demonstrate any real injury caused by the medication. For example, at the time the drug was withdrawn, there were 90 cases of liver failure reported to the FDA that were possibly or probably attributable to Rezulin. Nor is there any valid scientific basis for concluding that Rezulin had any adverse latent effect.

         While we are prepared to pay reasonable compensation to the relatively small number of claimants with injuries demonstrably caused by Rezulin, we intend to defend vigorously the vast majority of cases in which the plaintiff’s injuries, if any, cannot reasonably be attributed to the medication.

         A federal grand jury in Maryland has sought documents relating to Rezulin from us and testimony from former Warner-Lambert employees. We are cooperating with this investigation.

Asbestos

         In the 1960s, Pfizer acquired two businesses, the Gibsonburg Lime Products Company (GLPC) and Quigley Company, Inc., that had limited sales of minor products that contained small amounts of chrysotile asbestos and that now form the basis for the Company’s asbestos litigation. Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing.

         Approximately 169,000 claims naming Pfizer and/or Quigley, and numerous other defendants, are currently pending in state and federal courts seeking damages for alleged asbestos exposure. Because many claimants name both Pfizer and Quigley, despite the fact that their work histories make exposure to both GLPC and Quigley products highly unlikely, the number of claims overstates the number of claimants, which we estimate to be approximately 118,000. In addition, approximately 63,000 claimants have named American Optical as a defendant. Based upon available data and our experience in handling asbestos claims, we believe that the vast majority of plaintiffs do not have any impairing medical condition. For those claimants who do, we believe we have meritorious defenses and are defending these cases vigorously.

         Since the inception of this litigation, Pfizer and Quigley have closed, through settlement for varying amounts or through litigation, in excess of 185,000 asbestos suits or claims. In the same period, American Optical has closed in excess of 40,000 such suits or claims.

Other Products Liability Matters

         We are also defending claims and lawsuits involving a number of other products, in which the relief sought includes money damages on behalf of individuals or claims by purported classes of users of the products, who seek money damages, injunctive relief and/or medical monitoring.

Antitrust Matters

         In 1993, both Pfizer and Warner-Lambert were named, together with numerous other manufacturers of brand-name prescription drugs and certain companies that distribute brand-name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies, alleging that the manufacturers violated the Sherman Act by agreeing not to give retailers certain discounts and that the failure to give such discounts violated the Robinson - Patman Act. A class action was brought on the Sherman Act claim, as well as additional actions by numerous individual retail pharmacies and a group of chain and supermarket pharmacies on both the Sherman Act and Robinson - Patman Act claims. That litigation has been largely resolved, at both the federal and state levels, with the principal exception of a group of approximately 3,800 opt-out claimants from the original federal class action who are continuing to pursue their claims individually in federal court in New York.

Environmental Matters

         Our operations are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA” or “Superfund”), we have been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which we may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state Superfund laws. Such designations are made regardless of the extent of our involvement. We own or previously owned several sites for which we may be the sole responsible party. There are also claims that we may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against us. We are currently participating in remedial action at a number of sites under federal, state, local and foreign laws.

         To the extent possible with the limited amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to the above sites and are of the opinion that our liability with respect to these sites should not have a material adverse effect on our financial position, results of operations or cash flows. In arriving at this conclusion, we have considered, among other things, the payments that have been made with respect to the sites in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocate defense and remedial costs at such sites; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs for a site, if known; existing technology; and the currently enacted laws and regulations. We anticipate that a portion of these costs and related liability will be covered by available insurance.

         Through our own internal audit procedures, during 2001 we became aware of certain practices related to the sampling of waste water at our Parsippany, N.J., manufacturing facility which may not comply with regulatory requirements enacted or adopted for the purpose of protecting the environment. We voluntarily disclosed our initial detection of potential non-compliance to the New Jersey Department of Environmental Protection (NJDEP) and to the U.S. Environmental Protection Agency (USEPA). Since then, we voluntarily disclosed information acquired since the initial disclosure to the NJDEP. Further disclosure to the USEPA may be required in the future. While no formal enforcement proceeding has been initiated, it is possible that such a proceeding may be commenced in the future and that civil penalties may be sought.

Other Matters

Neurontin

         The U.S. Attorney’s office in Boston, Massachusetts, is conducting an investigation into Warner-Lambert’s promotion of Neurontin; and in 2000 and 2001, certain former employees of Warner-Lambert were subpoenaed to provide testimony before a federal grand jury. It is possible that criminal charges and fines could be sought as a result of this investigation. We continue to cooperate with this inquiry.

         In addition, a former employee of Warner-Lambert has commenced a civil lawsuit in federal court in Massachusetts against Warner-Lambert, on behalf of the United States, under 31 U.S.C. 3730. The lawsuit alleges that Warner-Lambert violated the Federal False Claims Act based on certain alleged sales and marketing practices concerning Neurontin.

Lipitor

         The Department of Justice has commenced a civil investigation into Warner-Lambert’s pricing for Lipitor during 1999 and 2000, aimed at determining whether grants made to certain health plans and PBMs should be characterized as rebates, which would entitle the government to a further discount under the Medicaid best-price rules. We are cooperating with this investigation.

Zithromax

         A consortium of state attorneys general has requested and has been evaluating information about our promotion of Zithromax for use in treating pediatric otitis media (ear infections). We are cooperating with this investigation.

Zyrtec Prescription-OTC Switch

         A petition was filed with the FDA by Blue Cross of California, a subsidiary of Wellpoint Health Networks, in July 1998 requesting that second generation antihistamines and antihistamine-decongestant combination drugs be switched from prescription to OTC status. The petition specifically targeted Zyrtec as well as two other prescription drugs. The FDA held a public hearing on the matter in 2001. The Company filed comments questioning the authority of the FDA to take the requested action without affording the sponsor of the NDA drugs in question an evidentiary hearing. The FDA has not yet taken action in the matter.

Securities Litigation

         On July 20, 2001, our subsidiary, Agouron Pharmaceuticals, Inc., was served with the first of three related purported class actions brought by shareholders of Immune Response Corp. (IRC) in the U. S. District Court for the Southern District of California under sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints allege that IRC and its chief executive officer and Agouron and its former chief executive officer misled the investing public about the status of and prospects for Remune, an AIDS treatment in development, that had been licensed by IRC to Agouron in June 1998. On July 16, 2001, Agouron had announced that, in accordance with the terms of the IRC agreement, it had determined not to pursue the development of Remune. The cases are in the early procedural stages.

Merger Litigation

         Warner-Lambert and its directors are named as defendants in purported class actions currently pending in Delaware Chancery Court and in federal court in New Jersey, brought by the former shareholders of Warner-Lambert. These lawsuits allege that Warner-Lambert’s directors breached their fiduciary duties to Warner-Lambert and/or its shareholders in connection with a merger agreement entered into between Warner-Lambert and American Home Products Corp., which agreement was ultimately terminated in connection with the Pfizer-Warner-Lambert merger. The defendants have moved to dismiss the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2002 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Leadership Team.

NAME	AGE	POSITION

C. L. Clemente	64	Executive Vice President — Corporate Affairs; Secretary and Corporate Counsel

Karen L. Katen	53	Executive Vice President; President — Pfizer Pharmaceuticals Group and President — U.S. Pharmaceuticals

Jeffrey B. Kindler	46	Senior Vice President and General Counsel

Henry A. McKinnell	59	Chairman of the Board and Chief Executive Officer

John W. Mitchell	63	Vice President; President — Pfizer Global Manufacturing

John F. Niblack	63	Vice Chairman; President — Pfizer Global Research and Development

Robert W. Norton	58	Senior Vice President — Corporate Human Resources

David L. Shedlarz	53	Executive Vice President and Chief Financial Officer

Information concerning Mr. Clemente, Ms. Katen, Drs. McKinnell and Niblack and Mr. Shedlarz is incorporated by reference from the discussion under the captions Directors Whose Terms Expire in 2004, Directors Whose Terms Expire in 2003 and Named Executive Officers Who Are Not Directors in our proxy statement for the 2002 Annual Meeting of Shareholders.

Jeffrey B. Kindler

Mr. Kindler joined us as Senior Vice President and General Counsel in January 2002. From 1996 through 2001, he served McDonald’s Corporation, a food service company, in various positions, including Senior Vice President and General Counsel (1996-1997); Executive Vice President, Corporate Relations and General Counsel (1997-2001); and Chairman of Boston Market Corporation (2000-2001) and President of Partner Brands (2001), both of which are owned by McDonald’s.

John W. Mitchell

Mr. Mitchell joined us in the Manufacturing Division in 1964. He progressed through various positions of increasing responsibility before becoming Vice President — Manufacturing of the Pfizer Pharmaceuticals Group in 1997. He was appointed Senior Vice President — Pfizer Global Manufacturing in 1999 and President — Pfizer Global Manufacturing in 2000. He was elected Vice President; President — Pfizer Global Manufacturing in April 2001.

Robert W. Norton

Mr. Norton joined us in 1969 in the Corporate Personnel Division. He has held a number of international and domestic positions in human resources, and from 1985 to 1997 he was our senior International Human Resources Executive. In 1997, he was appointed Senior Vice President, Employee Resources, Pfizer Pharmaceuticals Group. In February 2001, he was elected Senior Vice President — Corporate Human Resources.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The principal market for our Common Stock is the New York Stock Exchange. It is also listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table Quarterly Consolidated Financial Data on page 60 of our 2001 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

         Historical financial information is incorporated by reference from the Financial Summary on page 61 of our 2001 Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this item is incorporated by reference from the Financial Review on pages 24 through 37 of our 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management on page 35 of our 2001 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is incorporated by reference from the Independent Auditors’ Report on page 39 of our 2001 Annual Report and from the consolidated financial statements, related notes and supplementary data on pages 40 through 60 of our 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2002 Annual Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our proxy statement for the 2002 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2001 10-K report.

ITEM 11. EXECUTIVE COMPENSATION

         Information about Director and executive compensation is incorporated by reference from the discussion under the headings Compensation of Non-Employee Directors, Executive Compensation, Retirement Annuity Plan, Pension Plan Table, and Employment,

Consulting and Severance Agreements in our proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Securities Ownership of Officers and Directors in our proxy statement for the 2002 Annual Meeting of Shareholders.

         This table provides certain information as of December 31, 2001 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise price	under equity compensation plans
	outstanding options,	of outstanding options,	(excluding securities reflected
Plan category	warrants and rights	warrants and rights	in column(a))

Equity compensation plans approved by security holders	413,923,000	$28.05	273,719,036*

Equity compensation plans not approved by security holders	0	N/A	0

Total	413,923,000	$28.05	273,719,036*

*	The shares available for future issuance as of December 31, 2001 consisted of the following:

•	249,572,000 shares were available for issuance pursuant to stock option awards that could be granted in the future under the 2001 Stock and Incentive Plan. A maximum of 2,482,900 of such shares was available, alternatively, for issuance pursuant to future restricted stock awards; if such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

•	12,500,000 shares were available for issuance pursuant to Performance-Contingent Share Awards that could be granted in the future under the 2001 Performance-Contingent Share Award Plan. An additional 10,950,300 shares were available for issuance pursuant to outstanding Performance-Contingent Share Awards that had been granted under the previous Performance-Contingent Share Award Program but had not been earned as of December 31, 2001. The number of shares, if any, to be issued pursuant to such future awards or outstanding awards will be determined by a non-discretionary formula that measures our performance, in terms of total shareholder return and diluted earnings-per-share growth, over the applicable performance period relative to the performance of the industry peer group.

•	696,736 shares were available for issuance pursuant to the Warner-Lambert 1996 Stock Plan in settlement of Warner-Lambert Director’s compensation that had been deferred by certain former Warner-Lambert Directors prior to the merger of the two companies.

         For additional information concerning our equity compensation plans, see the discussion in Note 18 to our financial statements, Stock Option and Performance Unit Awards, on pages 55 and 56 of our 2001 Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Party Transactions in our proxy statement for the 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         14(a)(1) Financial Statements. The following consolidated financial statements, related notes, independent auditors’ report and supplementary data from our 2001 Annual Report to Shareholders are incorporated by reference into Item 8 of Part II of this 10-K report:

PAGE(S) IN OUR 2001
ANNUAL REPORT

Independent Auditors’ Report	39

Consolidated Statement of Income	40

Consolidated Balance Sheet	41

Consolidated Statement of Shareholders’ Equity	42

Consolidated Statement of Cash Flows	43

Notes to Consolidated Financial Statements	44-59

Quarterly Consolidated Financial Data (unaudited)	60

         14(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

         14(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Margaret M. Foran, Vice President-Corporate Governance and Assistant Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 10-K report. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(24) are management contracts or compensatory plans or arrangements.

3(1)	–	Our Restated Certificate of Incorporation as of April 27, 2000, is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

3(2)	–	Our By-laws as amended April 27, 2000, are incorporated by reference from our 10-Q report for the period ended April 2, 2000.

4(1)	–	Our Rights Agreement dated as of October 6, 1997, with ChaseMellon Shareholders Services, L.L.C. is incorporated by reference from our report on Form 8-K dated October 6, 1997.

4(2)	–	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank is incorporated by reference from our 8-K report filed on January 30, 2001.

4(3)	–	Except as set forth in Exhibits 4(1) and 4(2) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the Commission, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(1)	–	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(2)	–	Stock and Incentive Plan as amended through July 1, 1999 is incorporated by reference from our 1999 10-K report.

10(3)	–	Pfizer Retirement Annuity Plan as amended through November 6, 1997 is incorporated by reference from our 1997 10-K report.

10(4)	–	The form of severance agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated by reference from our 1994 10-K report.

*10(5)	–	Severance Agreement, dated as of January 1, 2002, between us and Jeffrey B. Kindler.

10(6)	–	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(7)	–	The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated by reference from our 1997 10-K report.

10(8)	–	Nonfunded Deferred Compensation and Supplemental Savings Plan is incorporated by reference from our 1996 10-K report.

10(9)	–	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(10)	–	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(11)	–	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(12)	–	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(13)	–	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(14)	–	Annual Retainer Unit Award Plan (for Non-Employee Directors) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(15)	–	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(16)	–	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(17)	–	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(18)	–	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(19)	–	Warner-Lambert Company Incentive Compensation Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(20)	–	Warner-Lambert Company Supplemental Pension Income Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(21)	–	Warner-Lambert Company Executive Severance Plan, as amended, is incorporated by reference from Warner-Lambert’s 10-Q report for the quarter ended March 31, 1999.

10(22)	–	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.

10(23)	–	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(24)	–	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2001.

*12	–	Computation of Ratio of Earnings to Fixed Charges.

*13	–	The 2001 Annual Report to Shareholders, which, except for those portions incorporated by reference, is furnished solely for the information of the Commission and is not to be deemed “filed.”

*21	–	Subsidiaries of the Company.

*23.1	–	Consent of KPMG LLP, independent certified public accountants.

*23.2	–	Consent and opinion of PricewaterhouseCoopers LLP, independent certified public accountants.

*24	–	Power of Attorney (included as part of the signature page)

         14(b) Reports on Form 8-K. We filed a Form 8-K on October 24, 2001, which attached and incorporated by reference the Company’s press release dated October 17, 2001 reporting our financial results for the third quarter and first nine months of 2001.

SIGNATURES

         Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: March 27, 2002	By:	/s/ C.L. Clemente C.L. Clemente, Executive Vice President - Corporate Affairs; Secretary and Corporate Counsel

         We, the undersigned directors and officers of Pfizer Inc., hereby severally constitute C. L. Clemente and Margaret M. Foran, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Henry A. McKinnell (Henry A. McKinnell)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ David L. Shedlarz (David L. Shedlarz)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2002

/s/ Loretta V. Cangialosi (Loretta V. Cangialosi)	Vice President — Controller (Principal Accounting Officer)	March 27, 2002

/s/ Michael S. Brown (Michael S. Brown)	Director	March 27, 2002

/s/ M. Anthony Burns (M. Anthony Burns)	Director	March 27, 2002

/s/ Robert N. Burt (Robert N. Burt)	Director	March 27, 2002

SIGNATURE	TITLE	DATE

/s/ W. Don Cornwell (W. Don Cornwell)	Director	March 27, 2002

/s/ William H. Gray III (William H. Gray III)	Director	March 27, 2002

/s/ Constance J. Horner (Constance J. Horner)	Director	March 27, 2002

/s/ William R. Howell (William R. Howell)	Director	March 27, 2002

/s/ Stanley O. Ikenberry (Stanley O. Ikenberry)	Director	March 27, 2002

/s/ Harry P. Kamen (Harry P. Kamen)	Director	March 27, 2002

/s/ George A. Lorch (George A. Lorch)	Director	March 27, 2002

/s/ Alex J. Mandl (Alex J. Mandl)	Director	March 27, 2002

/s/ Dana G. Mead (Dana G. Mead)	Director	March 27, 2002

SIGNATURE	TITLE	DATE

/s/ John F. Niblack (John F. Niblack)	Vice Chairman and Director	March 27, 2002

/s/ Franklin D. Raines (Franklin D. Raines)	Director	March 27, 2002

/s/ Ruth J. Simmons (Ruth J. Simmons)	Director	March 27, 2002

/s/ William C. Steere, Jr. (William C. Steere, Jr.)	Director	March 27, 2002

/s/ Jean-Paul Vallès (Jean-Paul Vallès)	Director	March 27, 2002