Form 10-Q
period 2002-03-31
PFIZER INC
filed 2002-05-15
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES   X    NO

At May 14, 2002, 6,244,712,273 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
March 31, 2002

Table of Contents

PART I. FINANCIAL INFORMATION	Page
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months ended March 31, 2002 and April 1, 2001	3
Condensed Consolidated Balance Sheet at March 31, 2002 and December 31, 2001	4
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and April 1, 2001	5
Notes to Condensed Consolidated Financial Statements	6
Independent Auditors' Report	15
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	16
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings	29
Item 4.
Submission of Matters to a Vote of Security Holders	35
Item 6.
Exhibits and Reports on Form 8-K	36

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
(millions, except per share data)	March 31, 2002	April 1, 2001

Revenues	$ 8,418	$ 7,584

Costs and expenses:
Cost of sales	1,206	1,224
Selling, informational and administrative expenses	2,829	2,519
Research and development expenses	1,201	1,028
Merger-related costs	109	270
Other income-net	(84)	(57)

Income before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle	3,157	2,600

Provision for taxes on income	783	668

Minority interests	1	2

Income before cumulative effect of a change in accounting principle	2,373	1,930

Cumulative effect of a change in accounting principle, net of taxes	(17)	--

Net income	$ 2,356 =======	$ 1,930 =======

Earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$ .38	$ .31
Cumulative effect of a change in accounting principle, net of taxes	--	--
Net income	$ .38 =======	$ .31 =======
Diluted:
Income before cumulative effect of a change in accounting principle	$ .37	$ .30
Cumulative effect of a change in accounting principle, net of taxes	--	--
Net income	$ .37 =======	$ .30 =======
Weighted average shares used to calculate earnings per common share amounts:
Basic	6,205.5 =======	6,246.8 =======
Diluted	6,305.9 =======	6,380.7 =======
Cash dividends paid per common share	$ .13 =======	$ .11 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)	March 31, 2002*	Dec. 31, 2001**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,332	$ 1,036
Short-term investments	8,561	7,579
Accounts receivable, less allowance for doubtful accounts: $132 and $145	6,453	5,337
Short-term loans	250	269
Inventories
Finished goods	1,099	1,185
Work in process	1,165	1,095
Raw materials and supplies	486	461
Total inventories	2,750	2,741
Prepaid expenses and taxes	1,624	1,488
Total current assets	20,970	18,450
Long-term loans and investments	5,304	5,729
Property, plant and equipment, less accumulated depreciation: $5,303 and $5,133	10,496	10,415
Goodwill, less accumulated amortization: $385 and $389	1,824	1,824
Other assets, deferred taxes and deferred charges	2,722	2,735

Total assets	$41,316 =======	$39,153 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $368 and $368	$ 7,746	$ 6,265
Accounts payable	1,591	1,579
Dividends payable	--	819
Income taxes payable	1,375	806
Accrued compensation and related items	915	1,083
Other current liabilities	3,102	3,088
Total current liabilities	14,729	13,640
Long-term debt	2,580	2,609
Postretirement benefit obligation other than pension plans	599	587
Deferred taxes on income	376	452
Other noncurrent liabilities	3,358	3,572
Total liabilities	21,642	20,860

Shareholders' Equity
Preferred stock	--	--
Common stock	340	340
Additional paid-in capital	9,117	9,300
Retained earnings	26,788	24,430
Accumulated other comprehensive expense	(1,911)	(1,749)
Employee benefit trusts	(2,293)	(2,650)
Treasury stock, at cost	(12,367)	(11,378)

Total shareholders' equity	19,674	18,293
Total liabilities and shareholders' equity	$41,316 =======	$39,153 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	March 31, 2002	April 1, 2001
Operating Activities
Net income	$2,356	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	17	--
Depreciation and amortization	271	254
Gain on the sale of a minor product line	(20)	--
Gains on sales of equity investments	--	(17)
Other	36	68
Changes in assets and liabilities	(1,086)	(438)

Net cash provided by operating activities	1,574	1,797

Investing Activities
Purchases of property, plant and equipment	(398)	(430)
Purchases of short-term investments	(3,561)	(2,690)
Proceeds from redemptions of short-term investments	2,601	1,879
Purchases of long-term investments	(902)	(40)
Proceeds from redemptions of long-term investments	1,240	67
Purchases of other assets	(155)	(68)
Proceeds from redemptions of other assets	43	35
Proceeds from the sale of a product line-net	5	--
Other investing activities	51	5

Net cash used in investing activities	(1,076)	(1,242)

Financing Activities
Increase in short-term debt	1,652	126
Decrease in short-term debt	(159)	(370)
Proceeds from issuances of long-term debt	--	753
Proceeds from common stock issuances	17	14
Purchases of common stock	(1,048)	(484)
Cash dividends paid	(798)	(680)
Stock option transactions and other	126	167

Net cash used in financing activities	(210)	(474)
Effect of exchange-rate changes on cash and cash equivalents	8	(4)
Net increase in cash and cash equivalents	296	77
Cash and cash equivalents at beginning of period	1,036	1,099
Cash and cash equivalents at end of period	$1,332 ======	$1,176 ======

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$ 338	$ 213
Interest	81	82

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ending February 24, 2002 and February 25, 2001. We made certain reclassifications to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

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

Accounting for Business Combinations and Goodwill and Other Intangible Assets

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

Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with finite lives continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 does not have a material effect on our quarterly or annual financial condition or results of operations. The effect on diluted earnings per share is expected to be less than one cent per share for 2002. We have not yet determined the impact, if any, of adopting the goodwill impairment provisions of SFAS No. 142. However, under the impairment provisions of SFAS No. 142 for identifiable intangible assets, we recorded a non-cash charge of $29 million ($17 million after-tax) in the first quarter of 2002. This charge is shown as a one-time cumulative effect of a change in accounting principle and is included in the Pharmaceuticals segment-$4 million and the Consumer Products segment-$25 million.
	Gross Carrying Amount		Accumulated Amortization
(millions of dollars)	March 31, 2002	December 31, 2001	March 31, 2002	December 31, 2001
Amortized intangible assets:
Trademarks	$ 199	$ 193	$ (41)	$ (29)
License agreements	74	62	(26)	(24)
Patents	41	42	(39)	(35)
Product rights	246	246	(35)	(30)
Non-compete agreements	53	53	(40)	(39)
Other	116	163	(45)	(81)
Total amortized intangible assets	$ 729	$ 759	$(226)	$(238)
Unamortized identifiable intangible assets:
Trademarks	301	330	(91)	(91)
Pension asset	79	79	--	--
Total unamortized intangible assets	380	409	(91)	(91)
Total identifiable intangible assets*	$1,109 ======	$1,168 ======	$(317) =====	$(329) =====

* Included in Other assets, deferred taxes and deferred charges.

Total amortization expense for intangible assets was $13 million for the three months ended March 31, 2002. Amortization expense for intangible assets is recorded in various expenses in the condensed consolidated statement of income, including Cost of sales, Research and development expenses and Other income-net. The annual amortization expense expected for the years 2002 through 2007 is as follows:

($ in millions)
2002	$48
2003	$48
2004	$47
2005	$43
2006	$43
2007	$43

Accounting for the Impairment or Disposal of Long-Lived Assets

On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Under these rules, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 has no impact on our current operations.

Accounting for Certain Vendor Consideration

The Emerging Issues Task Force (EITF) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, codified and reconciled the following EITF Issues:

  Issue No. 00-14, Accounting for Certain Sales Incentives
  Issue No. 00-22, Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future
  Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products

In 2001, we adopted the provisions of Issues No. 00-14 and 00-22 and on January 1, 2002, we adopted the provisions of Issue No. 00-25. Issue No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. We restated our quarterly and full year 2001 statement of income to reflect the reclassification of the cost of certain vendor consideration from Selling, informational and administrative expenses to a reduction in Revenues. These reclassifications have no effect on net income.

The costs of certain marketing expenses reclassified from Selling, informational and administrative expenses to a reduction in Revenues in the quarterly and full year 2001 condensed consolidated statements of income follow:
(millions of dollars)	Q1 2001*	Q2 2001*	Q3 2001*	Q4 2001*	Year 2001*
Impact on revenues:
Human pharmaceutical	$ (4)	$ (2)	$ (3)	$ (4)	$ (13)
Animal Health	--	--	(1)	--	(1)
Capsugel	--	--	--	--	--
Total pharmaceuticals	(4)	(2)	(4)	(4)	(14)

Consumer Healthcare	(22)	(22)	(25)	(24)	(94)
Confectionery	(15)	(19)	(23)	(26)	(83)
Shaving	(20)	(20)	(21)	(22)	(84)
Tetra	--	(1)	(1)	(1)	(2)
Total consumer products	(57)	(62)	(70)	(73)	(263)
Total revenues (decreased)	$ (61)	$ (64)	$ (74)	$ (77)	$ (277)

Impact on selling, informational and administrative expenses (decreased)	$ (61)	$ (64)	$ (74)	$ (77)	$ (277)
Impact on net income	$ -- ======	$ -- ======	$ -- ======	$ -- ======	$ -- =======
* Certain amounts may reflect rounding adjustments.

Quarterly and full year 2001 revenues by business restated for the adoption of EITF Issue No. 00-25 are as follows:

(millions of dollars)	Q1 2001*	Q2 2001*	Q3 2001*	Q4 2001*	Year 2001*
Revenues:
Human pharmaceutical	$6,048	$5,994	$6,232	$7,232	$25,505
Animal Health	220	247	253	301	1,021
Capsugel	101	106	98	104	409
Total pharmaceuticals	6,369	6,347	6,583	7,637	26,935

Consumer Healthcare	569	586	577	623	2,354
Confectionery	454	481	457	489	1,880
Shaving	152	159	162	159	632
Tetra	40	49	45	45	181
Total consumer	1,215	1,275	1,241	1,316	5,047

Total revenues	$7,584 ======	$7,622 ======	$7,824 ======	$8,953 ======	$31,982 =======

* Certain amounts may reflect rounding adjustments.

Note 4:  Derivative Financial Instruments and Hedging Activities

During the first quarter of 2002, we entered into the following new or incremental derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange financial instruments serve to protect net income against the impact of the translation into U.S. dollar of certain foreign exchange denominated transactions.

  $593 million notional amount of foreign currency swaps which are designated as cash flow hedges of a U.K. pound intercompany loan maturing in late 2006. These swaps fix the exchange rate between U.K. pounds and U.S. dollars related to both interest and principal on the loan.
  $395 million notional amount of Japanese yen put options which are designated as cash flow hedges to partially hedge the U.S. dollar/Japanese yen exchange rate related to forecasted intercompany inventory purchases through late 2002. These options fix the exchange rate between Japanese yen and U.S. dollar and are reported in Prepaid expenses and taxes and Accumulated other comprehensive expense. Gains or losses on such options are recognized in Cost of sales when the related inventory is sold to third party customers.
  $286 million increment of short-term Japanese yen debt which is designated as a net investment hedge of our yen net investments in operations in order to limit the risk of adverse changes in the value of such investments related to foreign exchange.
  $214 million notional amount of foreign currency forward-exchange contracts which are designated as cash flow hedges of euro available-for-sale investments maturing through the third quarter of 2002. These contracts fix the exchange rate between euros and U.S. dollars related to both the principal and interest on the investment.

Interest Rate Risk

  $903 million amount of yen forward-starting interest rate swaps maturing in late 2006 which are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at .9%. These swaps start in 2003 at the maturity of existing yen interest rate swaps with the same notional amount.
  $190 million notional amount of U.S. dollar interest rate swaps maturing in early 2007 which are designated as cash flow hedges of "LIBOR" interest rates related to forecasted purchases of short-term fixed rate debt investments to be classified as available-for-sale securities. These swaps serve to reduce the variability of LIBOR interest rates by effectively fixing the rates on short-term debt securities at 5%.
  $156 million in notional amount of yen interest rate swaps maturing in early 2006 which are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at .5%.
  $130 million of notional amount of yen interest rate swaps maturing in early 2009 which are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at 1.1%.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs:
	Three Months Ended
(millions of dollars)	March 31, 2002	April 1, 2001

Integration costs	$ 72	$127
Restructuring charges	37	143
Total merger-related costs	$109 ====	$270 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(millions of dollars)	Year 2000	Year 2001	Three Months Ended March 31, 2002	Total	Utilization Through March 31, 2002	Reserve* March 31, 2002

Employee termination costs	$876	$258	$32	$1,166	$(1,083)	$83
Property, plant and equipment	46	84	--	130	(130)	--
Other	25	30	5	60	(58)	2
	$947 ====	$372 ====	$37 ===	$1,356 ======	$(1,271) =======	$85 ===

* Included in Other current liabilities.

Through March 31, 2002, the charges for employee termination costs represent the approved reduction of our work force by 7,018 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of March 31, 2002, 6,733 employees were terminated. We will complete terminations of the remaining personnel by March 31, 2003. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $216 million at March 31, 2002 and $215 million at December 31, 2001. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

The impairment and disposal charges through March 31, 2002 for property, plant and equipment in the above table include the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Other restructuring charges in the three months ended March 31, 2002 consist of charges for contract termination payments-$3 million ($46 million since inception of merger); facility closure costs-$1 million ($7 million since inception of merger) and assets we wrote off, including inventory and intangible assets-$1 million ($7 million since inception of merger).

Note 6:  Other Income - net

The following components were included in Other income-net for the first quarter of 2002 and 2001:
(millions of dollars)	First Quarter
	2002	2001

Interest income	$(91)	$(152)
Interest expense	58	71
Gain on the sale of a minor product line	(20)	--
Gains on the sales of research-related equity investments	--	(17)
Co-promotion charge	--	36
Amortization of goodwill and other intangibles	5	25
Other, net	(36)	(20)
Other income-net	$(84) ====	$ (57) =====

Note 7:  Comprehensive Income
	Three Months Ended
(millions of dollars)	March 31, 2002	April 1, 2001

Net income	$2,356	$1,930
Other comprehensive income/(expense):
Currency translation adjustment and hedges	(128)	135
Holding loss on investment securities arising during period, net of tax	(34)	(101)
Reclassification adjustment, net of tax	(--)	(10)
Net loss on investment securities	(34)	(111)
Total other comprehensive income/(expense)	(162)	24
Total comprehensive income	$2,194 ======	$1,954 ======

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first quarter of 2002 was:
(millions of dollars)	2002

Opening balance	$(1,523)
Translation adjustments and hedges	(128)
Ending balance	$(1,651) =======

Note 8:  Earnings Per Share

Basic earnings per common share and diluted earnings per common share were computed as follows:
Three Months Ended
(millions, except per share data)	March 31, 2002	April 1, 2001
Earnings:

Income before cumulative effect of a change in accounting principle	$ 2,373	$ 1,930
Cumulative effect of a change in accounting principle, net of taxes	(17)	--
Net income	$ 2,356 =======	$ 1,930 =======
Basic:
Weighted average number of common shares outstanding	6,205.5 =======	6,246.8 =======
Earnings per common share:

Income before cumulative effect of a change in accounting principle	$ .38	$ .31
Cumulative effect of a change in accounting principle, net of taxes	--	--
Net income	$ .38 =======	$ .31 =======
Diluted:
Weighted average number of common shares outstanding	6,205.5	6,246.8

Common share equivalents-stock options and stock issuable under employee compensation plans	100.4	133.9

Weighted average number of common shares outstanding and common share equivalents	6,305.9 =======	6,380.7 =======

Earnings per common share:

Income before cumulative effect of a change in accounting principle	$ .37	$ .30
Cumulative effect of a change in accounting principle, net of taxes	--	--
Net income	$ .37 =======	$ .30 =======

Stock options and stock issuable under employee compensation plans representing equivalents of 144 million shares of common stock during the first quarter of 2002 had exercise prices greater than the average market price of Pfizer common stock. These common stock equivalents were outstanding during the first quarter of 2002, but were excluded from the computation of diluted earnings per share for that period because their inclusion would have had an antidilutive effect. There were no antidilutive common share equivalents during the first quarter of 2001.

Note 9:  Segment Information

Revenues and profits by segment for the three months ended March 31, 2002 and April 1, 2001 were as follows:
(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2002	$7,152	$1,266	$ --	$8,418
	2001	6,369	1,215	--	7,584

Segment profit	2002	$3,293	$ 264	$ (400)(1)	$3,157(2)
	2001	2,818	231	(449)(1)	2,600(2)

(1) Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

(2) Consolidated total equals income before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle.

Note 10:  Defined Contribution Plans

We have savings and investment plans in several countries including the U.S. and Puerto Rico. Employees may contribute a portion of their salaries to the plans and we match, in company stock, a portion of the employee contributions. The contribution and match for U.S. participants is held in an Employee Stock Ownership Plan that was adopted on February 1, 2002.

Note 11:  Subsequent Events and Other

On April 25, 2002, our board of directors declared a $.13 per share second-quarter 2002 cash dividend on our common stock, payable on June 6, 2002 to shareholders of record on May 17, 2002.

In April 2002, we issued $600 million of senior unsubordinated dollar-denominated debt. The notes mature on April 15, 2009 with interest payable annually, in arrears, beginning on April 15, 2003 at a rate of 5.625%. In connection with the debt issuance, we entered into $600 million notional amount of interest rate swaps and designated them as fair value hedges of the changes in the fair value of fixed rate debt. These swaps serve to reduce our long-term exposure to U.S. dollar interest rates by effectively converting the fixed rates associated with the long-term debt to floating rates.

In March 2002, we announced that we are exploring strategic options for the Tetra aquarium and pond supplies division, including the possible sale of the business.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and April 1, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 15, 2002
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Statement of Income follow:
(millions of dollars, except per share data)	First Quarter
	2002	2001	% Change
Revenues	$8,418	$7,584	11

Cost of sales	1,206	1,224	(1)
% of revenues	14.3%	16.1%

Selling, informational and administrative expenses	2,829	2,519	12
% of revenues	33.6%	33.2%

R&D expenses	1,201	1,028	17
% of revenues	14.3%	13.6%

Merger-related costs	109	270	(59)
% of revenues	1.3%	3.6%

Other income-net	(84)	(57)	48

Income before taxes and cumulative effect of a change in accounting principle	$3,157	$2,600	21
% of revenues	37.5%	34.3%

Provision for taxes on income	$ 783	$ 668	17

Effective tax rate	24.8%	25.7%

Income before cumulative effect of a change in accounting principle	$2,373	$1,930	23
% of revenues	28.2%	25.4%

Cumulative effect of a change in accounting principle, net of taxes	(17)	--	*

Net income	$2,356 ======	$1,930 ======	22
% of revenues	28.0%	25.4%

Earnings per common share:
Basic:
Income before cumulative effect of a change in accounting principle	$ .38	$ .31	23
Cumulative effect of a change in accounting principle, net of taxes	--	--	--
Net income	$ .38 ======	$ .31 ======	23
Diluted:
Income before cumulative effect of a change in accounting principle	$ .37	$ .30	23
Cumulative effect of a change in accounting principle, net of taxes	--	--	--
Net income	$ .37 ======	$ .30 ======	23

Cash dividends paid per common share	$ .13 ======	$ .11 ======	18

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

* Calculation not meaningful.

REVENUES

The components of the revenue increase in the first quarter of 2002 were as follows:

% Change from 2001 First Quarter
Volume	11.7%
Price	1.4
Currency	(2.1)

Total revenue increase	11.0% ====

The revenue increase was due to sales volume growth of our in-line products and revenue generated from product alliances. Effective January 2, 2002, we increased prices to the trade for most of our U.S. pharmaceutical products. As has been our long-standing practice, we offered our direct customers the opportunity to buy a limited amount of inventory at the old price. This offer was conducted in a manner similar to prior years. Wholesaler stocking levels in aggregate at the end of the first quarter of 2002 were comparable to those at the end of the first quarter of 2001.

Changes in foreign exchange rates decreased revenues in the first quarter of 2002 by $162 million or 2.1%. The currency impact on the first quarter 2002 revenue growth primarily reflects the strengthening of the U.S. dollar relative to most foreign currencies including the Japanese yen, euro, Brazilian real and Canadian dollar. At current exchange rates, we expect that full-year revenues will be reduced by about $600 million due to the impact of foreign exchange.

The components of the revenue increase in 2001 were as follows:
	% Change from 2000
	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Year 2001

Volume	9.3%	9.5%	12.3%	11.8%	10.8%
Price	0.7	4.2	1.4	2.0	2.0
Currency	(3.2)	(3.7)	(3.4)	(1.6)	(2.9)

Total revenue increase	6.8% ====	10.0% ====	10.3% ====	12.2% ====	9.9% ====

Revenues by Country

Revenues by country were as follows:

(millions of dollars)	First Quarter
	2002	% of Revenues	2001	% of Revenues	% Change

United States	$5,399	64.1	$4,726	62.3	14
Japan	488	5.8	485	6.4	1
All Other	2,531	30.1	2,373	31.3	7
Consolidated	$8,418 ======	100.0 =====	$7,584 ======	100.0 =====	11

Revenues by Segment

Revenues for the first quarter by segment and the changes over the prior year were as follows:

(millions of dollars)	2002	% of Revenues	2001	% of Revenues	% Change

Pharmaceuticals
U.S.	$4,714	56.0	$4,091	53.9	15
International	2,438	29.0	2,278	30.1	7
Worldwide	7,152	85.0	6,369	84.0	12

Consumer Products
U.S.	685	8.1	635	8.4	8
International	581	6.9	580	7.6	--
Worldwide	1,266	15.0	1,215	16.0	4

Total	$8,418 ======	100.0 =====	$7,584 ======	100.0 =====	11

The following is a discussion of revenues by business segment:

Pharmaceuticals

The pharmaceuticals segment includes our human pharmaceuticals and animal health businesses, as well as Capsugel, a capsule manufacturing business.

Worldwide revenues of the pharmaceuticals segment follow:
(millions of dollars)	First Quarter
	2002	2001	% Change

Cardiovascular diseases	$3,167	$2,710	17
Infectious diseases	931	949	(2)
Central nervous system disorders	1,457	1,164	25
Erectile dysfunction	422	377	12
Diabetes	85	87	(2)
Allergy	221	195	13
Alliance revenue	300	286	5
Other	231	280	(18)
Total human pharmaceuticals	6,814	6,048	13
Animal Health	239	220	9
Capsugel	99	101	(2)
Total pharmaceuticals	$7,152 ======	$6,369 ======	12

Worldwide human pharmaceutical revenues grew by 13% (15% excluding the impact of foreign exchange) in the first quarter of 2002. Worldwide human pharmaceutical revenues on a geographic basis follow:
(millions of dollars)	First Quarter
	U.S.			International
	2002	2001	% Change	2002	2001	% Change

	$4,552	$3,946	15	$2,262	$2,102	8*
* increased 13% excluding the impact of foreign exchange.

Worldwide in the first quarter of 2002, nine products - Lipitor, Neurontin, Zoloft, Norvasc, Viagra, Zithromax, Zyrtec, Celebrex and Diflucan - representing 83% of our human pharmaceutical revenues (67% of total company revenues) grew an aggregate 17%. Revenue information on these and several of our other major human pharmaceutical products follow:
			% Change From 2001
Product	Category	(millions)	Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$1,852	26	28
Norvasc	Cardiovascular diseases	931	8	12
Cardura	Cardiovascular diseases	131	(8)	(3)
Accupril/ Accuretic	Cardiovascular diseases	176	22	24
Zithromax	Infectious diseases	407	(2)	(1)
Diflucan	Infectious diseases	268	2	5
Viracept	Infectious diseases	97	(3)	(3)
Viagra	Erectile dysfunction	422	12	14
Zoloft	Central nervous system disorders	740	22	22
Neurontin	Central nervous system disorders	568	50	50
Geodon	Central nervous system disorders	38	(42)	(42)
Zyrtec	Allergy	221	14	14
Aricept, Celebrex and Bextra	Alliance revenue	300	5	6
  Lipitor, for the treatment of elevated cholesterol levels in the blood, is the largest-selling pharmaceutical product in the world.
  Norvasc's sales increased because of the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control for hypertension and angina. Norvasc continues to be the largest-selling antihypertensive medicine in the world and the fourth-largest-selling pharmaceutical of any kind.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and the second-largest-selling antibiotic worldwide. Zithromax's sales declined primarily due to a mild flu season in the U.S.; however, Zithromax continued to gain market share. In the first quarter of 2002, we launched Zithromax oral suspension as both a single-dose regimen and a three-day regimen for the treatment of acute otitis media in children. Also launched in the first quarter of 2002, was a new intravenous delivery device to be used with Zithromax IV (Vial-Mate from Baxter). Regulatory review for Zithromax IV outside the U.S. is progressing and approvals are expected throughout Europe during 2002.
  Diflucan's sales growth after 14 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viagra, a treatment for erectile dysfunction, is among the world's most recognized medications.
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (in adults and children), panic disorder and post-traumatic stress disorder, is the most-prescribed selective serotonin re-uptake inhibitor in the U.S. and eight other countries.
  Neurontin is the world's top-selling anticonvulsant for use in adjunctive therapy for epilepsy. Neurontin is also approved in more than 60 markets for the treatment of neuropathic pain. Sales growth in the quarter was favorably impacted by unusual wholesaler stocking patterns in the prior year.
  Geodon, for the treatment of symptoms associated with schizophrenia, was launched in the first quarter of 2001. Geodon's sales decline reflects the initial stocking by wholesalers and pharmacies in the U.S. in the first quarter of 2001.
  Zyrtec's sales growth reflects the product's strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. In the third quarter of 2001, we launched Zyrtec-D 12 Hour, an oral antihistamine decongestant combination medicine, which treats both indoor and outdoor allergies, as well as nasal congestion.
  Alliance revenue reflects revenue associated with the co-promotion of:

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd., is used to treat symptoms of Alzheimer's disease.

Celebrex, discovered and developed by our alliance partner Pharmacia Corporation, is used for relief of the pain and inflammation of osteoarthritis (OA), adult rheumatoid arthritis (RA), acute pain and primary dysmenorrhea (menstrual pain) in adults. In addition, Celebrex is approved to reduce the number of adenomatous colorectal polyps in familial adenomatous polyposis, a rare genetic disease that may result in colorectal cancer.

Bextra (valdecoxib), discovered and developed by our alliance partner Pharmacia Corporation, is used for relief of the pain and inflammation of OA, RA, and primary dysmenorrhea. Bextra was approved by the U.S. Food and Drug Administration (FDA) in November 2001 and introduced in the U.S. in February 2002.

Pharmacia's worldwide sales were $665 million for Celebrex and Bextra in the first quarter of 2002 and $649 million for Celebrex in the first quarter of 2001.

Animal Health sales for the first quarter of 2002 increased 9% (up 14% excluding the impact of foreign exchange) to $239 million as compared to the same period in 2001. This performance reflects double-digit revenue growth (excluding the impact of foreign exchange) in both the companion-animal and livestock product lines, and in both the U.S. and international markets. Our companion animal product Revolution and our livestock medicines Dectomax and RespiSure/Stellamune continued to show strong sales growth.

Consumer Products

Sales of the Consumer Products segment for the first quarter of 2002 increased by 4% (up 7% excluding the impact of foreign exchange) to $1,266 million compared to the same period in 2001. Worldwide sales of the Consumer Products segment follow:
	First Quarter
(millions of dollars)	2002	2001	% Change

Consumer Healthcare products	$ 639	$ 569	12
Confectionery products	440	454	(3)
Shaving products	143	152	(6)
Tetra fish products	44	40	10
Total consumer products	$1,266 ======	$1,215 ======	4

Consumer Healthcare product sales increased 12% (up 14% excluding the impact of foreign exchange) in the first quarter of 2002 to $639 million as compared to the same period in 2001, mainly due to the strong performance of Listerine mouthwash and Listerine PocketPaks. Sales of Confectionery products decreased 3% (remained flat excluding the impact of foreign exchange) in the first quarter of 2002 to $440 million as compared to the same period in 2001, mainly due to the growth in Trident and other gum sales, offset by the adverse impact of an unusually mild winter on Halls sales. Shaving product sales declined by 6% (down 2% excluding the impact of foreign exchange) in the first quarter of 2002 to $143 million as compared to the same period in 2001, primarily due to sales declines in older products which were partially offset by increased sales of the triple-blade Xtreme III disposable razors.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, would have an effect on our projected revenues and net income.

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 1% in the first quarter of 2002 over the prior year period, while revenues increased 11%. These results are primarily due to favorable product and business mix, integration synergies, and improvements in manufacturing efficiency.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 12% in the first quarter of 2002 over the prior year period mainly due to strong marketing and sales support for our broad portfolio of human pharmaceutical products.

Research and Development Expenses

Research and development expenses increased 17% in the first quarter of 2002 over the prior year period.

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. During 2001-2006, we expect to file 15 new medicines with regulatory authorities. Currently, we have five new products undergoing regulatory review in the U.S. and/or European Union:

  Bextra (discovered and developed by Pharmacia Corporation) for relief of the pain and inflammation of osteoarthritis and adult rheumatoid arthritis, and primary dysmenorrhea, was made available in the U.S. in February 2002 in an early experience program, and was launched in April 2002. The product was filed in Europe in the third quarter of 2001.
  Spiriva (discovered and developed by Boehringer Ingelheim), for chronic obstructive pulmonary disease, completed mutual recognition in the European Union in April 2002, with launches expected by mid-year 2002. It was filed in the U.S. with the FDA in December 2001.
  Vfend, a new antifungal, has been approved in the European Union. In the U.S., the product is approvable and in advanced regulatory review.
  Geodon, a new anti-psychotic, was launched in the U.S. in the first quarter of 2001 and has recently been approved in several major European countries, with launches to occur throughout 2002. An intramuscular dosage form of Geodon is currently undergoing regulatory review in the U.S.
  Relpax, a treatment for migraine headaches, completed mutual recognition in the European Union in June 2001 and has been launched in the U.K., Italy and other markets. In April 2002, we received marketing approval for Relpax in Japan. In the U.S., we recently completed a cardiovascular physiology study requested by the FDA in their approvable letter of December 2000. We are currently analyzing the data for resubmission.

We expect to launch all five products in new markets during 2002, once regulatory approval is received. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our new products.

In the first quarter of 2002, we filed the following indications with the FDA:
Product	Indication	Date Filed
Accupril	Pediatric	March 2002

Zoloft	Social phobia	January 2002

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product__	Indication
Viagra	Female sexual arousal disorder

Zoloft	Dysthymia

Lipitor/Norvasc	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc

Aricept	Vascular dementia

Celebrex	Sporadic adenomatous polyposis
Bladder cancer
Barrett's esophagus-a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis-a precancerous skin growth caused by overexposure to sunlight

Geodon	Mania
Oral suspension dosage form

Vfend	Oral suspension dosage form

We anticipate completing regulatory filings in 2002 for the following new chemical compounds:
Compound	Indication
pregabalin	Neuropathic pain
Epilepsy
Generalized anxiety disorders

Exubera	Diabetes (inhalable insulin)

darifenacin	Overactive bladder

In 2002, we also expect to complete several clinical trials for Lipitor/Norvasc dual therapy to patients with both high cholesterol and high blood pressure. We expect Lipitor/Norvasc dual therapy to be available to patients by 2004.

Additional product-related programs are in various stages of discovery and development.

MERGER-RELATED COSTS

We incurred the following merger-related costs:
	Three Months Ended
(millions of dollars)	March 31, 2002	April 1, 2001

Integration costs	$ 72	$127
Restructuring charges	37	143
Total merger-related costs	$109 ====	$270 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(millions of dollars)	Year 2000	Year 2001	Three Months Ended March 31, 2002	Total	Utilization Through March 31, 2002	Reserve* March 31, 2002

Employee termination costs	$876	$258	$32	$1,166	$(1,083)	$83
Property, plant and equipment	46	84	--	130	(130)	--
Other	25	30	5	60	(58)	2
	$947 ====	$372 ====	$37 ===	$1,356 ======	$(1,271) =======	$85 ===

* Included in Other current liabilities.

Through March 31, 2002, the charges for employee termination costs represent the approved reduction of our work force by 7,018 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of March 31, 2002, 6,733 employees were terminated. We will complete terminations of the remaining personnel by March 31, 2003. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $216 million at March 31, 2002 and $215 million at December 31, 2001. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

The impairment and disposal charges through March 31, 2002 for property, plant and equipment in the above table include the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Other restructuring charges in the three months ended March 31, 2002 consist of charges for contract termination payments-$3 million ($46 million since inception of merger) facility closure costs-$1 million ($7 million since inception of merger) and assets we wrote off, including inventory and intangible assets-$1 million ($7 million since inception of merger).

We expect to incur additional restructuring and integration charges in future periods as the integration of Pfizer and Warner-Lambert continues.

We now anticipate total merger-related costs through 2002, excluding the transaction costs of approximately $1.8 billion related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger agreement, of about $2.6 billion.

Other income-net

The following components were included in Other income-net for the first quarter of 2002 and 2001:

(millions of dollars)	First Quarter
	2002	2001	% Change

Interest income	$(91)	$(152)	(40)
Interest expense	58	71	(18)
Gain on the sale of a minor product line	(20)	--	--
Gains on the sales of research-related equity investments	--	(17)	--
Co-promotion charge	--	36	--
Amortization of goodwill and other intangibles	5	25	(81)
Other, net	(36)	(20)	80
Other income-net	$(84) ====	$ (57) =====	48

Interest income in the first quarter of 2002 decreased over the prior year period as a result of significantly lower short-term interest rates, partially offset by increased levels of investments. Interest expense in the first quarter of 2002 decreased over the prior year period as a result of lower short-term interest rates, partially offset by higher average level of borrowings. Amortization of goodwill and other intangibles decreased in the first quarter of 2002 over the prior year period largely as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

TAXES ON INCOME

Our projected tax rate in 2002, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs, of 25.0% is lower than the 26.2% rate reported in the first quarter of 2001. This rate reduction is due primarily to product mix and tax-planning initiatives.

NET INCOME

Net income and diluted earnings per share, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs, increased by 14% and 18% in the first quarter of 2002. A reconciliation between reported net income and net income excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs follows:
	First Quarter
(millions, except per share data)	2002	2001	% Change

Income before cumulative effect of a change in accounting principle, as reported	$2,373	$1,930	23
Certain significant items and merger-related costs (see below)	60	200	(70)
Net income excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs	$2,433 ======	$2,130 ======	14
Diluted earnings per share on the same basis	$ .39 ======	$ .33 ======	18

Certain significant items and merger-related costs follow:
(millions of dollars)	First Quarter
	2002	2001
Significant items, pre-tax*:
Gain on the sale of a minor product line	$(20)	$ --
Gains on the sales of research-related equity investments	--	(17)
Co-promotion charge	--	36
Total significant items, pre-tax	(20)	19
Total merger-related costs	109	270
Total significant items and merger-related costs, pre-tax	89	289
Income taxes	(29)	(89)
Total significant items and merger-related costs, after-tax	$ 60 ====	$200 ====

*  Included in Other income-net.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	March 31, 2002	Dec. 31, 2001

Financial assets*	$15,447	$14,613
Short and long-term debt	10,326	8,874

Net financial assets	$ 5,121 =========	$5,739 ========

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

We rely on operating cash flow and short-term commercial paper borrowings to provide for working capital needs.

Selected measures of liquidity and capital resources:
	March 31, 2002	Dec. 31, 2001
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$10,143 =========	$8,884 ========

Working capital (millions of dollars)	$ 6,241 =========	$4,810 ========

Shareholders' equity per common share**	$ 3.17 =========	$ 2.95 ========

* Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to countries as needed. Where local restrictions prevent intercompany financing, then cash balances would remain in the country and local needs would be met through ongoing cash flows and/or external borrowings.

** Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trusts).

The increase in working capital from December 31, 2001 to March 31, 2002 reflects:

  cash from current period operations
  increases in accounts receivable

partially offset by

  purchases of property, plant and equipment
  purchases of common stock
  dividends on common stock

The increase in shareholders' equity per common share is primarily due to growth in net income, partially offset by cash dividends.

Net Cash Provided by Operating Activities

During the first quarter of 2002, net cash provided by operating activities was $1,574 million, as compared to $1,797 million in the 2001 period. The change was primarily due to:

  an increase in accounts receivable

partially offset by

  an increase in operating income

Net Cash Used in Investing Activities

In the first quarter of 2002, investing activities used net cash of $1,076 million, as compared to $1,242 million in the 2001 period. This change was primarily attributable to:

  fewer purchases of property, plant and equipment
  more proceeds received from the sales of investments

partially offset by

  more purchases of investments and other assets

Net Cash Used in Financing Activities

In the first quarter of 2002, net cash used in financing activities was $210 million, as compared to $474 million in the 2001 period. This change was primarily attributable to:

  a net increase in borrowings

partially offset by

  an increase in common share purchases
  an increase in cash dividends paid

During the first quarter of 2002, we purchased approximately 25.6 million shares of common stock on the open market at an average price of about $40.97 per share. Through March 31, 2002, we purchased approximately 94.2 million shares at a total cost of about $3.85 billion under the current $5.0 billion share purchase program begun in June 2001.

In April 2002, we issued $600 million of senior unsubordinated dollar-denominated debt. The notes mature on April 15, 2009 with interest payable annually, in arrears, beginning on April 15, 2003 at a rate of 5.625%. In connection with the debt issuance, we entered into $600 million notional amount of interest rate swaps and designated them as fair value hedges of the changes in the fair value of fixed rate debt. These swaps serve to reduce our exposure to long-term U.S. dollar interest rates by effectively converting the fixed rates associated with the long-term debt to floating rates.

Financial Risk Management-Interest Rate Risk

We entered into forward-starting interest rate swaps in the first quarter 2002 to adjust interest-sensitive forecasted short-term debt from 2003 through late 2006.

OUTLOOK

For 2002, we anticipate double-digit revenue growth at current exchange rates, margin improvements and continuing investments in product support and in R&D (forecasted to be about $5.3 billion for the year). We expect merger-related cost savings to reach $1.7 billion by the end of 2002. We expect a 25.0% effective tax rate in 2002 for operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs. Despite the increasingly negative impact of foreign exchange, we remain comfortable with our original target of diluted earnings per share in the range of $1.56 to $1.60 for the year, on the same basis.

We expect growth of diluted earnings per share, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs, for the second quarter of 2002 to be in the single digits. This growth rate reflects the relatively low expense levels in the second quarter of 2001; growth in expenses in the second quarter of 2002 to support in-line products, new product launches, and research and development; and a reduction in our effective tax rate in the second quarter of 2001. We expect higher growth for diluted EPS, on the same basis, for the third quarter and especially the fourth quarter of 2002. The unusual quarterly growth in diluted EPS relative to the prior year is expected to have no impact on the full year and, as noted above, we have affirmed our original earnings target for 2002.

For 2003 and 2004, we continue to target double-digit revenue growth at current exchange rates and average annual diluted earnings per share growth of 15% or better, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs.

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

  the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved competitive developments affecting our current growth products the ability to successfully market both new and existing products domestically and internationally difficulties or delays in manufacturing
  trade buying patterns
  ability to meet generic and branded competition after the expiration of our company's patents trends toward managed care and health care cost containment possible U.S. legislation affecting pharmaceutical pricing and reimbursement or Medicare exposure to product liability and other types of lawsuits
  contingencies related to actual or alleged environmental contamination our company's ability to protect its intellectual property both domestically or internationally interest rate and foreign currency exchange rate fluctuations governmental laws and regulations affecting domestic and foreign operations, including tax obligations changes in generally accepted accounting principles
  changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas growth in costs and expenses
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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2001 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

We are involved in various patent, product liability, consumer, environmental and tax claims and litigations and additional matters that arise from time to time in the ordinary course of our business. These include challenges to the coverage and/or validity of patents on products or processes and allegations of injuries caused by drugs or medical devices. In addition, we are subject to national, state and local environmental laws and regulations. We are also involved in or are the subject of governmental or regulatory agency inquiries or investigations from time to time. Litigation is inherently unpredictable, and excessive verdicts that are not justified by the evidence can occur. We believe we have valid defenses with respect to the legal matters pending against us and, taking into account our insurance and reserves, we believe that the ultimate resolution of any of the legal proceedings against us will not have a material adverse impact on our financial condition, results of operations or cash flows. It is possible, however, that cash flows or results of operations could be materially affected by the adverse resolution of one or more of these contingencies.

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

Pending suits include challenges to patents covering, among other products, gabapentin (Neurontin), quinapril (Accupril), glipizide (Glucotrol XL), nifedipine (Procardia XL), Estrostep Fe (oral contraceptive) and Femhrt 1/5 (hormone replacement therapy). There can be no assurances as to the outcome of any of these matters and a loss in any of these cases could result in a loss of patent protection for the drug at issue, could lead to significant loss of sales of that drug in the U.S. market and could materially affect future results. In the litigation involving sertraline (Zoloft), in which the basic compound patent was not at issue, a settlement agreement has been signed.

Diflucan

The patent suit relating to fluconazole (Diflucan), filed in the U.S. District Court for the Northern District of Illinois, has been concluded by entry of a consent judgment under which the defendant generic manufacturer admitted infringement and acknowledged the validity of our patent, and was enjoined from selling its product until after the expiration of our patent in January 2004. We have also received notice that another generic manufacturer has filed an abbreviated new drug application with the Food and Drug Administration (FDA) asserting the invalidity of our fluconazole patent. The basis for this assertion is the same as that in the Illinois case described above, on which we were granted summary judgment prior to the entry of the consent judgment.

Neurontin

We have filed patent infringement suits relating to our Neurontin patent against five generic manufacturers. In those suits, which are pending in the U.S. District Court for the District of New Jersey, the defendants have filed counterclaims against us claiming that our assertions of or attempts to enforce rights under our patents constitute unfair competition and/or violations of federal and state antitrust laws. Two of the defendants have also moved for summary judgment of non-infringement of the patent on our stable, low-lactam pharmaceutical composition. In the event that summary judgment is denied, trials of these cases are expected in the latter part of 2002 or early 2003.

See below under "Antitrust" for additional information concerning Neurontin patent antitrust matters.

Celebrex

In 2000, the University of Rochester filed a patent infringement action against the Company; G.D. Searle & Co., Inc.; Monsanto Co.; and Pharmacia Corporation, in the U. S. District Court for the Western District of New York, alleging that sales of Celebrex infringe the broad method of use claims of the University's patent. The case is in the pretrial discovery stage.

Products Liability Matters

Rezulin

The Rezulin litigation arises from a diabetes drug developed by Sankyo in Japan and by Warner-Lambert. Rezulin was reported to have been prescribed to approximately two million patients. The medication treated insulin resistance, which is the cause of type 2 diabetes, and was effective for many patients whose diabetes had not been controlled with other medications. We believe that the FDA-approved labeling and warnings appropriately communicated the risks associated with the medication, including the risk of liver injury, which occurred in a small percentage of patients.

Rezulin was voluntarily withdrawn in March 2000 following approval of two newer diabetes medications, which the FDA considered to have similar efficacy and fewer side effects.

Currently, suits involving more than 6,600 Rezulin users have been filed in federal and state courts. The majority of these suits are at a preliminary stage and, consequently, we are unable to fully evaluate the claims or predict the outcome of these cases. A number of cases have been settled, and a smaller number have been tried, producing verdicts both for and against us. We intend to appeal verdicts reached in favor of plaintiffs that have not otherwise been resolved. The cases pending in federal courts have all been consolidated for pretrial proceedings in a single multi-district litigation assigned to the U.S. District Court for the Southern District of New York. In addition, approximately 370 Rezulin users have submitted claims to the Company (but have not filed suits). We have agreed with certain plaintiffs' lawyers to extend the statute of limitations for approximately 26,000 people who do not have lawsuits on file and may or may not eventually pursue claims. In most instances we have been provided no medical information about these people; accordingly, we are unable to determine how many, if any, of these individuals may be able to assert claims for Rezulin-related injury.

We are opposing class certification in all cases. Class certification has been denied by state courts in California and West Virginia, the first two decisions on the issue. Those decisions have been appealed by the plaintiffs. In another case involving class claims, the U.S. District Court for the Southern District of New York dismissed a complaint by Blue Cross/Blue Shield of Louisiana and other health-benefit plans to recover money paid for Rezulin and liver testing. Other requests for class certification are pending in various courts.

We are actively engaged in defending the litigations, and, where appropriate, resolving the litigations and claims. As in most multiple tort litigation, the cases present a wide variety of claims, ranging from allegations of serious injury caused by Rezulin to efforts to obtain compensation notwithstanding the absence of any injury at all. Based on the information available to us at this time, only a very small percentage of the claimants have suffered any serious or permanent injury caused by the medication. For example, at the time the drug was withdrawn, there were 90 cases of liver failure reported to the FDA that the FDA believed were possibly or probably attributable to Rezulin. Nor is there any valid scientific basis for concluding that Rezulin had any adverse latent effect.

A federal grand jury in Maryland has sought documents relating to Rezulin from us and testimony from former Warner-Lambert employees. We are cooperating with this investigation.

Asbestos

In the 1960s, Pfizer acquired two businesses, the Gibsonburg Lime Products Company (GLPC) and Quigley Company, Inc., that had limited sales of minor products that contained small amounts of chrysotile asbestos and that now form the basis for the Company's asbestos litigation. Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing.

Approximately 184,000 claims naming Pfizer and/or Quigley and/or American Optical (each of which we have previously reported separately), as well as numerous other defendants, are currently pending in state and federal courts seeking damages for alleged asbestos and other exposures. Based upon available data and our experience in handling claims against Pfizer and Quigley, we believe that the vast majority of plaintiffs do not have any impairing medical condition. For those claimants who do, we believe the defendants have meritorious defenses and the cases are being defended vigorously.

Since the inception of this litigation, Pfizer, Quigley and American Optical have resolved, through settlement for varying amounts, through pretrial dismissals, or through trial, in excess of 228,000 asbestos suits or claims.

Other Products Liability Matters

We are also defending claims and lawsuits involving a number of other products, in which the relief sought includes money damages on behalf of individuals or claims by purported classes of users of the products, who seek money damages, injunctive relief and/or medical monitoring.

Antitrust Matters

Brand-Name Prescription Drugs

In 1993, both Pfizer and Warner-Lambert were named, together with numerous other manufacturers of brand-name prescription drugs and certain companies that distribute brand-name prescription drugs, in suits in federal and state courts brought by various groups of retail pharmacy companies, alleging that the manufacturers violated the Sherman Act by agreeing not to give retailers certain discounts and that the failure to give such discounts violated the Robinson-Patman Act. A class action was brought on the Sherman Act claim, as well as additional actions by numerous individual retail pharmacies and a group of chain and supermarket pharmacies on both the Sherman Act and Robinson-Patman Act claims. That litigation has been largely resolved, at both the federal and state levels, with the principal exception of a group of approximately 3,800 opt-out claimants from the original federal class action who are continuing to pursue their claims individually in the U.S. District Court for the Eastern District of New York.

Neurontin Patent Antitrust Matters

In October 2001, the Federal Trade Commission requested certain information concerning our gabapentin (Neurontin) patents and their enforcement, and we are cooperating with that request.

Beginning in March 2002, a number of suits have been filed in federal courts in New York, New Jersey, and Pennsylvania, and in state court in California, by health plans on behalf of their members, by individuals, and in one instance by a wholesaler, each of which seeks class action status and each of which alleges that our suits to enforce our gabapentin patents against generic manufacturers constitute a violation of the antitrust laws.

Procardia XL Patent Antitrust Litigation

Our settlement of a nifedipine (Procardia XL) patent dispute with a generic manufacturer, Mylan, has been challenged in several courts under the antitrust laws by five health plans, seeking class action status on behalf of their members, and by Biovail, another generic manufacturer. The cases have been transferred to the U.S. District Court for the District of West Virginia, where they are now pending.

Environmental Matters

Our operations are subject to federal, state, local and foreign environmental laws and regulations. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (CERCLA or Superfund), we have been designated as a potentially responsible party by the United States Environmental Protection Agency with respect to certain waste sites with which we may have had direct or indirect involvement. Similar designations have been made by some state environmental agencies under applicable state Superfund laws. Such designations are made regardless of the extent of our involvement. We own or previously owned several sites for which we may be the sole responsible party. There are also claims that we may be a responsible party or participant with respect to several waste site matters in foreign jurisdictions. Such claims have been made by the filing of a complaint, the issuance of an administrative directive or order, or the issuance of a notice or demand letter. These claims are in various stages of administrative or judicial proceedings. They include demands for recovery of past governmental costs and for future investigative or remedial actions. In many cases, the dollar amount of the claim is not specified. In most cases, claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against us. We are currently participating in remedial action at a number of sites under federal, state, local and foreign laws.

To the extent possible with the limited amount of information available at this time, we have evaluated our responsibility for costs and related liability with respect to the above sites and are of the opinion that our liability with respect to these sites should not have a material adverse effect on our financial position, results of operations or cash flows. In arriving at this conclusion, we have considered, among other things, the payments that have been made with respect to the sites in the past; the factors, such as volume and relative toxicity, ordinarily applied to allocate defense and remedial costs at such sites; the probable costs to be paid by the other potentially responsible parties; total projected remedial costs for a site, if known; existing technology; and the currently enacted laws and regulations. We anticipate that a portion of such costs and related liability will be covered by available insurance.

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

Other Matters

Neurontin

The U.S. Attorney's office in Boston, Massachusetts, is conducting an investigation into Warner-Lambert's promotion of Neurontin; and in 2000 and 2001, certain former employees of Warner-Lambert were subpoenaed to provide testimony before a federal grand jury. It is possible that criminal charges and fines could be sought as a result of this investigation. We are cooperating with this inquiry. This matter is also under review by several state attorneys general who may seek to recover civil damages.

In addition, a former employee of Warner-Lambert has commenced a civil lawsuit in the U.S. District Court for the District of Massachusetts against Warner-Lambert, on behalf of the United States, under 31 U.S.C. 3730. The lawsuit alleges that Warner-Lambert violated the Federal False Claims Act based on certain alleged sales and marketing practices concerning Neurontin.

Lipitor

The Department of Justice has commenced a civil investigation into our pricing for Lipitor during 1998 through 2001, aimed at determining whether grants made to certain health plans and pharmacy benefit managers should be characterized as rebates, which would entitle the government to a further discount under the Medicaid best-price rules. We are cooperating with this investigation.

Zithromax

A consortium of state attorneys general has requested and has been evaluating information about our promotion of Zithromax for use in treating pediatric otitis media (ear infections). We are cooperating with this investigation.

Zyrtec Prescription-OTC Switch

A petition was filed with the FDA by Blue Cross of California, a subsidiary of Wellpoint Health Networks, in July 1998 requesting that second generation antihistamines and antihistamine-decongestant combination drugs, including Zyrtec, be switched from prescription to over-the-counter status. The FDA held a public hearing on the matter in 2001 but has not yet taken action in the matter with respect to Zyrtec.

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

Merger Litigation

Warner-Lambert and its directors are named as defendants in purported class and derivative actions currently pending in Delaware Chancery Court and in the U.S. District Court for the District of New Jersey, brought by the former shareholders of Warner-Lambert. These lawsuits allege that Warner-Lambert's directors breached their fiduciary duties to Warner-Lambert and/or its shareholders in connection with a merger agreement entered into between Warner-Lambert and American Home Products Corp., which agreement was ultimately terminated in connection with the Pfizer-Warner-Lambert merger. The defendants moved to dismiss all of the foregoing actions, following which the parties reached an agreement in principle regarding the dismissal of all actions except a purported derivative action in the Delaware Court of Chancery. Warner-Lambert's motion to dismiss the remaining derivative action is pending.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of our tax returns through 1995. The IRS is currently conducting audits of our tax returns for the years 1996 through 1998.

In November 1994, Belgian tax authorities notified Pfizer Research and Development Company N.V./S.A. ("PRDCO"), an indirect, wholly owned subsidiary of our company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. In January 1996, PRDCO received an assessment from the tax authorities for fiscal year 1993. On May 14, 2002, PRDCO reached an agreement with the Belgian authorities to settle this matter for an immaterial amount.

We believe that our accrued tax liabilities are adequate for all years.

Item 4:  Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on two items at the Annual Meeting of Shareholders held on April 25, 2002:

  the election of six directors to terms ending in 2005
  a proposal to approve the appointment of KPMG LLP as independent auditors for 2002

The nominees for directors were elected based upon the following votes:
Nominee	Votes For	Votes Withheld

Michael S. Brown	5,352,577,944	79,884,600
Constance J. Horner	5,370,671,168	61,791,376
George A. Lorch	5,364,875,727	67,586,817
Alex J. Mandl	5,364,901,403	67,561,141
Franklin D. Raines	5,368,562,667	63,899,877
Jean-Paul Valles	5,319,996,263	112,466,281

The appointment of KPMG LLP as auditors for 2002 was approved as follows:
5,239,929,927	Votes for approval
164,729,941	Votes against
27,802,676	Abstentions

Item 6:	Exhibits and Reports on Form 8-K
(a)	Exhibits

	1) Exhibit 12	-	Ratio of Earnings to Fixed Charges
	2) Exhibit 15	-	Accountants' Acknowledgement

(b)	Reports on Form 8-K

We did not file any report on Form 8-K during the first quarter ended March 31, 2002.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.
Pfizer Inc. (Registrant)

Dated: May 15, 2002	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES
	Three Months Ended March 31,

		Year Ended December 31,
(millions of dollars, except ratios)	2002	2001	2000	1999	1998	1997

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle	$3,157	$10,329	$5,781	$6,945	$4,397	$3,979
Less:
Minority interests	1	16	14	5	2	10
Adjusted income	3,156	10,313	5,767	6,940	4,395	3,969
Fixed charges	90	366	496	463	334	389
Total earnings as defined	$3,246 ======	$10,679 =======	$6,263 ======	$7,403 ======	$4,729 ======	$4,358 ======
Fixed charges:
Interest expense (a)	$ 65	$ 266	$ 390	$ 364	$ 251	$ 315
Rents (b)	25	100	106	99	83	74

Fixed charges	90	366	496	463	334	389

Capitalized interest	7	56	46	40	26	10

Total fixed charges	$ 97 ======	$ 422 =======	$ 542 ======	$ 503 ======	$ 360 ======	$ 399 ======

Ratio of earnings to fixed charges	33.5 ======	25.3 =======	11.6 ======	14.7 ======	13.1 ======	10.9 ======

(a)	Interest expense includes amortization of debt discount and expenses.
(b)	Rents included in the computation consist of one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 15, 2002, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended March 31, 2002, in the following Registration Statements:

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

- Form S-8 dated March 29, 1996 (File No. 333-02061),

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

- Form S-8 dated June 19, 2000 (File No. 333-90975),

- Form S-8 dated June 19, 2000 (File No. 333-39606),

- Form S-8 dated June 19, 2000 (File No. 333-39610),

- Form S-3 dated October 20, 2000 (File No. 333-48382),

- Form S-8 dated April 27, 2001 (File No. 333-59654), and

- Form S-8 dated April 27, 2001 (File No. 333-59660).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
May 15, 2002