Form 10-Q/A
period 2002-03-31
PFIZER INC
filed 2002-05-16
CIK 78003

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

Explanatory Note

This Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 is being filed for the purpose of revising the discussion under "Research and Development Expenses" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. In lieu of listing the new chemical compound Exubera in the table of anticipated regulatory filings in 2002, we have added the following statement, which was included in our 2001 Annual Report: "Together with co-developer Aventis Pharma, we have completed the Phase III development program of Exubera, our inhaled diabetes therapy to be administered through a device developed by Inhale Therapeutic Systems. Recognizing that Exubera is a first-in-class product with novel attributes and expected rapid, extensive usage, we have decided to include in the New Drug Application (NDA) filing an increased level of controlled, long-term pulmonary safety data in diabetic patients, an area where little data currently exists. We believe that inclusion of such chronic inhalation data in the initial NDA filing will enhance the likelihood of Exubera receiving a rapid review by the U.S. Food and Drug Administration. We will review the progress of our controlled, long-term safety database during 2002, at which time we will determine whether we have demonstrated, to our satisfaction, the safety and efficacy of Exubera and have, in our opinion, a fileable and approvable NDA." No other changes are being made by means of this Amendment.

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

Together with co-developer Aventis Pharma, we have completed the Phase III development program of Exubera, our inhaled diabetes therapy to be administered through a device developed by Inhale Therapeutic Systems. Recognizing that Exubera is a first-in-class product with novel attributes and expected rapid, extensive usage, we have decided to include in the New Drug Application (NDA) filing an increased level of controlled, long-term pulmonary safety data in diabetic patients, an area where little data currently exists. We believe that inclusion of such chronic inhalation data in the initial NDA filing will enhance the likelihood of Exubera receiving a rapid review by the U.S. Food and Drug Administration. We will review the progress of our controlled, long-term safety database during 2002, at which time we will determine whether we have demonstrated, to our satisfaction, the safety and efficacy of Exubera and have, in our opinion, a fileable and approvable NDA.

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
Pfizer Inc. (Registrant)

Dated: May 16, 2002	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

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