Form 10-Q
period 2002-06-30
PFIZER INC
filed 2002-08-13
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES   X    NO

At August 12, 2002, 6,189,667,177 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
June 30, 2002

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months and six months ended June 30, 2002 and July 1, 2001
Condensed Consolidated Balance Sheet at June 30, 2002 and December 31, 2001
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and July 1, 2001
Notes to Condensed Consolidated Financial Statements
Independent Accountants' Review Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions of dollars, except per share data)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Revenues	$ 8,033	$ 7,622	$16,452	$15,205

Costs and expenses:
Cost of sales	1,197	1,150	2,403	2,374
Selling, informational and administrative expenses	2,983	2,746	5,812	5,264
Research and development expenses	1,257	1,116	2,458	2,144
Merger-related costs	166	206	275	476
Other (income)/deductions- net	(46)	13	(129)	(44)

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle	2,476	2,391	5,633	4,991

Provision for taxes on income	519	590	1,302	1,258

Minority interests	--	9	1	11

Income from continuing operations before cumulative effect of a change in accounting principle	1,957	1,792	4,330	3,722

Discontinued operations-net of tax	--	37	--	37

Income before cumulative effect of a change in accounting principle	1,957	1,829	4,330	3,759

Cumulative effect of a change in accounting principle-net of tax	--	--	(410)	--

Net income	$ 1,957 =======	$ 1,829 =======	$ 3,920 =======	$ 3,759 =======
Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .32	$ .29	$ .70	$ .60
Discontinued operations-net of tax	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	(.07)	--
Net income	$ .32 =======	$ .29 =======	$ .63 =======	$ .60 =======

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .32	$ .29	$ .69	$ .59
Discontinued operations-net of tax	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	(.07)	--
Net income	$ .32 =======	$ .29 =======	$ .62 =======	$ .59 =======
Weighted average shares used to calculate earnings per common share amounts:
Basic	6,185.1 =======	6,250.3 =======	6,195.3 =======	6,248.6 =======
Diluted	6,271.3 =======	6,375.9 =======	6,291.2 =======	6,378.4 =======

Cash dividends paid per common share	$ .13 =======	$ .11 =======	$ .26 =======	$ .22 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)	June 30, 2002*	Dec. 31, 2001**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,196	$ 1,036
Short-term investments	10,140	7,579
Accounts receivable, less allowance for doubtful accounts: $126 and $145	6,273	5,337
Short-term loans	274	269
Inventories
Finished goods	1,216	1,185
Work in process	1,086	1,095
Raw materials and supplies	503	461
Total inventories	2,805	2,741
Prepaid expenses and taxes	1,698	1,488
Total current assets	22,386	18,450
Long-term loans and investments	5,118	5,729
Property, plant and equipment, less accumulated depreciation: $5,558 and $5,133	10,784	10,415
Goodwill	1,288	1,824
Other assets, deferred taxes and deferred charges	2,992	2,735

Total assets	$42,568 =======	$39,153 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $618 and $368	$ 8,366	$ 6,265
Accounts payable	1,524	1,579
Dividends payable	813	819
Income taxes payable	1,557	806
Accrued compensation and related items	916	1,083
Other current liabilities	3,141	3,088
Total current liabilities	16,317	13,640
Long-term debt	3,072	2,609
Postretirement benefit obligation other than pension plans	610	587
Deferred taxes on income	355	452
Other noncurrent liabilities	3,384	3,572
Total liabilities	23,738	20,860

Shareholders' Equity
Preferred stock	--	--
Common stock	340	340
Additional paid-in capital	9,048	9,300
Retained earnings	26,742	24,430
Accumulated other comprehensive expense	(1,956)	(1,749)
Employee benefit trusts	(2,029)	(2,650)
Treasury stock, at cost	(13,315)	(11,378)

Total shareholders' equity	18,830	18,293
Total liabilities and shareholders' equity	$42,568 =======	$39,153 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	June 30, 2002	July 1, 2001
Operating Activities
Net income	$3,920	$3,759
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	410	--
Discontinued operations	--	(37)
Depreciation and amortization	536	522
Gain on the sale of a minor product line	(20)	--
Gains on the sales of research-related equity investments	--	(17)
Harmonization of accounting methodology	--	(175)
Other	(6)	77
Changes in assets and liabilities	(706)	108

Net cash provided by operating activities	4,134	4,237

Investing Activities
Purchases of property, plant and equipment	(859)	(979)
Purchases of short-term investments	(7,161)	(5,217)
Proceeds from redemptions of short-term investments	4,688	3,395
Purchases of long-term investments	(1,338)	(960)
Proceeds from redemptions of long-term investments	1,800	53
Purchases of other assets	(317)	(117)
Proceeds from sales of other assets	128	66
Proceeds from the sale of a minor product line-net	5	--
Other investing activities	93	13

Net cash used in investing activities	(2,961)	(3,746)

Financing Activities
Increase in short-term debt	2,090	551
Principal payments on short-term debt	(441)	(242)
Proceeds from issuances of long-term debt	599	1,246
Principal payments on long-term debt	(6)	(3)
Proceeds from common stock issuances	35	30
Purchases of common stock	(1,996)	(868)
Cash dividends paid	(1,594)	(1,359)
Stock option transactions and other	297	380

Net cash used in financing activities	(1,016)	(265)
Net cash used in discontinued operations	--	(27)
Effect of exchange-rate changes on cash and cash equivalents	3	(3)
Net increase in cash and cash equivalents	160	196
Cash and cash equivalents at beginning of period	1,036	1,099

Cash and cash equivalents at end of period	$1,196 ======	$1,295 ======
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$ 629	$ 447
Interest	120	148

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ending May 26, 2002 and May 27, 2001. We made certain reclassifications to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

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

Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. Separable intangible assets with definite lives continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 does not have a material effect on our quarterly or annual financial condition or results of operations. As a result of adopting SFAS No. 142, we recorded the following non-cash pre-tax charges of $565 million ($410 million after-tax):

  $536 million for the impairment provisions related to goodwill in our Animal Health business was included in the Pharmaceuticals segment - determined in the second quarter of 2002 and reported as a one-time cumulative effect of a change in accounting principle as of the beginning of 2002.
  $29 million for the impairment provisions related to identifiable intangible assets was included in the Consumer Products segment ($25 million) and the Pharmaceuticals segment ($4 million) - determined in the first quarter of 2002 and reported as a one-time cumulative effect of a change in accounting principle as of the beginning of 2002.
	Gross Carrying Amount		Accumulated Amortization
(millions of dollars)	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Amortized intangible assets:
Trademarks	$ 199	$ 193	$ (42)	$ (29)
License agreements	66	62	(27)	(24)
Patents	45	42	(41)	(35)
Product rights	261	246	(43)	(30)
Non-compete agreements	53	53	(41)	(39)
Other	120	163	(42)	(81)
Total amortized intangible assets	$ 744	$ 759	$(236)	$(238)
Unamortized identifiable intangible assets:
Trademarks	$ 301	$ 330	$ (91)	$ (91)
Pension asset	79	79	--	--
Total unamortized intangible assets	380	409	(91)	(91)
Total identifiable intangible assets*	$1,124 ======	$1,168 ======	$(327) =====	$(329) =====

* Included in Other assets, deferred taxes and deferred charges.

Total amortization expense for intangible assets was $29 million for the six months ended June 30, 2002. Amortization expense for intangible assets is recorded in various expenses in the condensed consolidated statement of income, including Cost of sales, Research and development expenses and Other (income)/deductions-net. The annual amortization expense expected for the years 2002 through 2007 is as follows:

($ in millions)
2002	$58
2003	$52
2004	$50
2005	$46
2006	$43
2007	$40

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows:

(millions of dollars)

Balance, December 31, 2001	$1,824
Changes during the period*	(536)
Balance, June 30, 2002	$1,288 ======
*

As a result of adopting SFAS No. 142, we recorded a writedown of $536 million for the impairment provisions related to goodwill in our Animal Health business. The fair value of the Animal Health business was determined using discounted cash flows.

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

In 2001, we adopted the provisions of EITF Issues No. 00-14 and 00-22 and on January 1, 2002, we adopted the provisions of EITF Issue No. 00-25. EITF Issue No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than as a marketing expense. We restated our quarterly and full year 2001 statement of income to reflect the reclassification of the cost of certain vendor consideration from Selling, informational and administrative expenses to a reduction in Revenues. These reclassifications have no effect on net income.

The costs of certain marketing expenses reclassified from Selling, informational and administrative expenses to a reduction in Revenues in the quarterly and full year 2001 condensed consolidated statements of income follow:

(millions of dollars)	Q1 2001*	Q2 2001*	Q3 2001*	Q4 2001*	Year 2001*
Impact on revenues:
Human pharmaceutical	$ (4)	$ (2)	$ (3)	$ (4)	$ (13)
Animal Health	--	--	(1)	--	(1)
Capsugel	--	--	--	--	--
Total pharmaceuticals	(4)	(2)	(4)	(4)	(14)

Consumer Healthcare	(22)	(22)	(25)	(24)	(94)
Confectionery	(15)	(19)	(23)	(26)	(83)
Shaving	(20)	(20)	(21)	(22)	(84)
Tetra	--	(1)	(1)	(1)	(2)
Total consumer products	(57)	(62)	(70)	(73)	(263)
Total revenues (decreased)	$ (61)	$ (64)	$ (74)	$ (77)	$ (277)

Impact on selling, informational and administrative expenses (decreased)	$ (61)	$ (64)	$ (74)	$ (77)	$ (277)
Impact on net income	$ -- ======	$ -- ======	$ -- ======	$ -- ======	$ -- =======
* Certain amounts may reflect rounding adjustments.
Quarterly and full year 2001 revenues by business restated for the adoption of EITF Issue No. 00-25 were as follows:

(millions of dollars)	Q1 2001*	Q2 2001*	Q3 2001*	Q4 2001*	Year 2001*
Revenues:
Human pharmaceutical	$6,048	$5,994	$6,232	$7,232	$25,505
Animal Health	220	247	253	301	1,021
Capsugel	101	106	98	104	409
Total pharmaceuticals	6,369	6,347	6,583	7,637	26,935

Consumer Healthcare	569	586	577	623	2,354
Confectionery	454	481	457	489	1,880
Shaving	152	159	162	159	632
Tetra	40	49	45	45	181
Total consumer products	1,215	1,275	1,241	1,316	5,047

Total revenues	$7,584 ======	$7,622 ======	$7,824 ======	$8,953 ======	$31,982 =======

* Certain amounts may reflect rounding adjustments.

Note 4:  Financial Instruments

A.  Investments in Debt and Equity Securities

In the second quarter of 2002, we reclassified almost all of our held-to-maturity debt securities to available-for-sale debt securities. The amortized cost of the securities reclassified was $13,839 million and the unrealized gain on such securities was immaterial. We reclassified the securities because we no longer have the positive intent to hold such securities to maturity.

Information about our investments follow:

(millions of dollars)	June 30, 2002

Amortized cost and fair value of available-for-sale debt securities*
Corporate debt	$10,480
Foreign government and foreign government agency debt	3,838
Certificates of deposit	350
Total available-for-sale debt securities	14,668
Amortized cost and fair value of held-to-maturity debt securities*
Certificates of deposit	577
Corporate debt	74
Total held-to-maturity debt securities	651
Cost of available-for-sale equity securities	150
Gross unrealized gains	93
Gross unrealized losses	(43)
Fair value of available-for-sale equity securities	200
Total investments	$15,519 =======
*Gross unrealized gains and losses are not material.

These investments were in the following captions in the balance sheet:

(millions of dollars)	June 30, 2002

Cash and cash equivalents	$ 515
Short-term investments	10,140
Long-term loans and investments	4,864
Total investments	$15,519 =======

The contractual maturities of the held-to-maturity and available-for-sale debt securities as of June 30, 2002 were as follows:

	Years
(millions of dollars)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total

Available-for-sale debt securities:
Corporate debt	$ 6,768	$3,098	$614	$--	$10,480
Foreign government and foreign government agency debt	3,097	741	--	--	3,838
Certificates of deposit	161	189	--	--	350
Held-to-maturity debt securities:
Certificates of deposit	572	5	--	--	577
Corporate debt	57	7	1	9	74
Total debt securities	$10,655	$4,040	$615	$ 9	$15,319
Available-for-sale equity securities					200
Total investments					$15,519 =======

B.  Derivative Financial Instruments and Hedging Activities

During the first half of 2002, we entered into the following new or incremental derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions.

  $748 million notional amount of foreign currency forward-exchange contracts are designated as cash flow hedges of euro-denominated available-for-sale investments maturing through the third quarter of 2002. These contracts fix the exchange rate between euros and U.S. dollars related to both the principal and interest on the investments.
  $695 million notional amount of Japanese yen put options are designated as cash flow hedges to partially hedge the U.S. dollar/Japanese yen exchange rate related to forecasted intercompany inventory purchases through 2003. These options fix the exchange rate between Japanese yen and the U.S. dollar and are reported in Prepaid expenses and taxes and Accumulated other comprehensive expense. Gains or losses on such options are recognized in Cost of sales when the related inventory is sold to third-party customers.
  $593 million notional amount of foreign currency swaps are designated as cash flow hedges of a U.K. pound intercompany loan maturing in late 2006. These swaps fix the exchange rate between U.K. pounds and U.S. dollars related to both the principal and interest on the loan.
  $325 million increment of short-term Japanese yen debt is designated as a net investment hedge of our yen net investments in operations in order to limit the risk of adverse changes in the value of such investments related to foreign exchange.
  $208 million notional amount of foreign currency swaps are designated as cash flow hedges of a Japanese yen intercompany loan maturing in the first quarter of 2003. These swaps fix the exchange rate between Japanese yen and Canadian dollars related to both the principal and interest on the loan.

Interest Rate Risk

  $1,023 million notional amount of yen forward-starting interest rate swaps maturing in late 2006 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at .9%. These forward-starting swaps will effectively replace existing yen interest rate swaps with the same notional amount when the existing swaps mature in 2003.
  $600 million notional amount of interest rate swaps maturing in 2009 are designated as fair value hedges of the changes in the fair value of fixed rate debt. These swaps serve to reduce our exposure to long-term U.S. dollar interest rates by effectively converting the fixed rates associated with the long-term debt to floating rates.
  $410 million notional amount of U.S. dollar interest rate swaps maturing in early 2007 are designated as cash flow hedges of "LIBOR" interest rates related to forecasted purchases of short-term fixed rate debt investments to be classified as available-for-sale securities. These swaps serve to reduce the variability of LIBOR interest rates by effectively fixing the rates on short-term debt securities at 5%.
  $177 million notional amount of yen interest rate swaps maturing in early 2009 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at 1.1%
  $148 million notional amount of yen interest rate swaps maturing in early 2006 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at .5%.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first half of 2002.

C.  Long-Term Debt

In April 2002, we issued $600 million of senior unsubordinated dollar-denominated debt. The notes mature on April 15, 2009 with interest payable annually, in arrears, beginning on April 15, 2003 at a rate of 5.625%.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs in connection with our merger with Warner-Lambert which was completed on June 19, 2000:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Integration costs	$109	$137	$181	$264
Restructuring charges	57	69	94	212
Total merger-related costs	$166 ====	$206 ====	$275 ====	$476 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(millions of dollars)	Year 2000	Year 2001	Six Months Ended June 30, 2002	Total	Utilization Through June 30, 2002	Reserve* June 30, 2002

Employee termination costs	$876	$258	$87	$1,221	$(1,132)	$89
Property, plant and equipment	46	84	--	130	(130)	--
Other	25	30	7	62	(58)	4
	$947 ====	$372 ====	$94 ===	$1,413 ======	$(1,320) =======	$93 ===

*Included in Other current liabilities.

Through June 30, 2002, the charges for employee termination costs represent the approved reduction of our work force by 7,560 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of June 30, 2002, 7,290 employees were terminated. We will complete terminations of the remaining personnel by June 30, 2003. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at June 30, 2002 and $215 million at December 31, 2001. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

The impairment and disposal charges through June 30, 2002 for property, plant and equipment in the above table include the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Other restructuring charges in the six months ended June 30, 2002 consist of charges for contract termination payments-$4 million ($1 million in the second quarter ended June 30, 2002); facility closure costs-$2 million ($1 million in the second quarter ended June 30, 2002) and assets we wrote off, including inventory and intangible assets-$1 million (none in the second quarter ended June 30, 2002). Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$47 million; facility closure costs-$8 million and assets we wrote off, including inventory and intangible assets-$7 million.

Note 6:  Certain Significant Items

We incurred certain significant items as follows:

	Three Months Ended		Six Months Ended
(millions of dollars, pre-tax)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Co-promotion charges*	$ 22	$ 100	$ 22	$ 136
Gain on the sale of a minor product line*	--	--	(20)	--
Gains on the sales of research-related equity investments*	--	--	--	(17)
Harmonization of accounting methodology**	--	(175)	--	(175)
Total significant items	$ 22 ====	$ (75) =====	$ 2 =====	$ (56) =====

* Included in Other (income)/deductions-net. ** Included as an increase in Revenues.
  In 2002, we incurred co-promotion charges related to alliance agreements of $22 million in the second quarter and first six months. In 2001, we incurred co-promotion charges of $100 million in the second quarter and $136 million in the first six months.
  In the first quarter of 2002, we sold a minor product line which resulted in a gain of $20 million.
  In the first quarter of 2001, we sold certain research-related equity investments for proceeds of $21 million. These sales resulted in pre-tax gains of $17 million. These investments had specific identification cost bases and were classified as available-for-sale.
  In 2001, we harmonized the Pfizer/Warner-Lambert accounting methodology for Medicaid and contract rebate accruals which resulted in an adjustment which increased net sales by $175 million in the second quarter and first six months.

Note 7:  Comprehensive Income

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net income	$1,957	$1,829	$3,920	$3,759
Other comprehensive expense:
Currency translation adjustment and hedges	(8)	(275)	(136)	(140)
Holding gain/(loss)on investment securities arising during period--net of tax	(37)	46	(71)	(55)
Reclassification adjustment--net of tax	--	--	--	(10)
Net gain/(loss) on investment securities	(37)	46	(71)	(65)
Total other comprehensive expense	(45)	(229)	(207)	(205)
Total comprehensive income	$1,912 ======	$1,600 ======	$3,713 ======	$3,554 ======

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first six months of 2002 was:

(millions of dollars)	2002

Opening balance	$(1,523)
Translation adjustments and hedges	(136)
Ending balance	$(1,659) =======

Note 8:   Earnings Per Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended		Six Months Ended
(millions of dollars, except per share data)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Earnings:

Income from continuing operations before cumulative effect of a change in accounting principle	$1,957	$1,792	$4,330	$3,722
Discontinued operations--net of tax	--	37	--	37
Income before cumulative effect of a change in accounting principle	1,957	1,829	4,330	3,759
Cumulative effect of a change in accounting principle--net of tax	--	--	(410)	--
Net income	$1,957 =======	$1,829 =======	$3,920 =======	$3,759 =======

Basic:
Weighted average number of common shares outstanding	6,185.1 =======	6,250.3 =======	6,195.3 =======	6,248.6 =======

Basic earnings per common share:

Income from continuing operations before cumulative effect of a change in accounting principle	$ .32	$ .29	$ .70	$ .60
Discontinued operations--net of tax	--	--	--	--
Cumulative effect of a change in accounting principle--net of tax	--	--	(.07)	--
Net income	$ .32 =======	$ .29 =======	$ .63 =======	$ .60 =======

Diluted:
Weighted average number of common shares outstanding	6,185.1	6,250.3	6,195.3	6,248.6

Common share equivalents--stock options and stock issuable under employee compensation plans	86.2	125.6	95.9	129.8

Weighted average number of common shares outstanding and common share equivalents	6,271.3 =======	6,375.9 =======	6,291.2 =======	6,378.4 =======

Diluted earnings per common share:

Income from continuing operations before cumulative effect of a change in accounting principle	$ .32	$ .29	$ .69	$ .59
Discontinued operations--net of tax	--	--	--	--
Cumulative effect of a change in accounting principle--net of tax	--	--	(.07)	--
Net income	$ .32 =======	$ .29 =======	$ .62 =======	$ .59 =======

Stock options and stock issuable under employee compensation plans representing equivalents of 202 million shares and 77 million shares of common stock during the three months and six months ended June 30, 2002 and July 1, 2001, respectively, had exercise prices greater than the average market price of our common stock. These common stock equivalents were outstanding during the three months and six months ended June 30, 2002 and July 1, 2001, but were excluded from the computation of diluted earnings per common share for those periods because their inclusion would have had an antidilutive effect.

Note 9:  Segment Information

Revenues and profits by segment for the three months ended June 30, 2002 and July 1, 2001 were as follows:

(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2002	$ 6,700	$1,333	$ --	$8,033
	2001	6,347	1,275	--	7,622

Segment profit	2002	$ 2,628	$ 230	$ (382)(1)	$2,476(2)
	2001	2,491	234	(334)(1)	2,391(2)

Revenues and profits by segment for the six months ended June 30, 2002 and July 1, 2001 were as follows:

(millions of dollars)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2002	$13,852	$2,600	$ --	$16,452
	2001	12,715	2,490	--	15,205

Segment profit	2002	$ 5,921	$ 494	$ (782)(1)	$ 5,633(2)
	2001	5,309	465	(783)(1)	4,991(2)

(1) Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

(2) Equals income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle.

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

Note 11:  Subsequent Events and Other

On July 15, 2002, we announced that we signed a definitive agreement to merge with Pharmacia Corporation (Pharmacia) in a stock-for-stock transaction valued on that date at approximately $60 billion. Under terms of the merger agreement which has been approved by the board of directors of both Pfizer and Pharmacia, after the Monsanto spin-off by Pharmacia, we will exchange 1.4 shares of Pfizer common stock for each outstanding share of Pharmacia common stock in a tax-free transaction valued at $45.08 per Pharmacia share, based on the closing price of our stock on July 12, 2002 of $32.20 per share. We also will exchange 1.4 options on Pfizer common stock for each outstanding Pharmacia option at the merger date. In addition, each share of Pharmacia convertible perpetual preferred stock will be exchanged for a newly created class of Pfizer convertible perpetual preferred stock with rights substantially identical to the rights of the Pharmacia convertible perpetual preferred stock. We expect the transaction will close by year-end 2002, subject to shareholder approval at both companies, governmental and regulatory approvals and other usual and customary closing conditions.

Also on July 15, 2002, we announced an increase in the share-purchase program, authorized by our board of directors on June 27, 2002, from $10 billion to $16 billion. We will buy back our common stock via open market purchases, as circumstances and prices warrant, with the anticipation of completing the share-purchase program in 2003. In May 2002, we completed the share-purchase program authorized in June 2001. Under the program authorized in June 2001, we purchased approximately 25.8 million shares of common stock in the open market at an average price of $36.79 per share during the second quarter of 2002 and approximately 51.4 million shares of common stock in the open market at an average price of $38.87 per share during the first six months of 2002. In total, we purchased approximately 120 million shares at a total cost of $4.8 billion under the June 2001 program. Purchased shares are available for general corporate purposes.

On June 27, 2002, our board of directors declared a $.13 per share third-quarter 2002 cash dividend on our common stock, payable on September 5, 2002 to shareholders of record on August 16, 2002.

Also on June 27, 2002, we announced that we are exploring strategic options for the Adams confectionery business and the Schick-Wilkinson Sword shaving products business, including possible sale of the businesses. Earlier in the year, we announced that we were exploring strategic options for the Tetra aquarium and pond supplies business, including possible sale of the business.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of June 30, 2002 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and July 1, 2001 and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
August 13, 2002

Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Statement of Income follow:

(millions of dollars, except per share data)	Second Quarter			First Six Months
	2002	2001	% Change	2002	2001	% Change

Revenues	$8,033	$7,622	5	$16,452	$15,205	8

Cost of sales	1,197	1,150	4	2,403	2,374	1
% of revenues	14.9%	15.1%		14.6%	15.6%

Selling, informational and administrative expenses	2,983	2,746	9	5,812	5,264	10
% of revenues	37.1%	36.0%		35.3%	34.6%

R&D expenses	1,257	1,116	13	2,458	2,144	15
% of revenues	15.6%	14.6%		14.9%	14.1%

Merger-related costs	166	206	(19)	275	476	(42)
% of revenues	2.1%	2.7%		1.7%	3.1%

Other (income)/deductions-net	(46)	13	*	(129)	(44)	193

Income from continuing operations before taxes and cumulative effect of a change in accounting principle	$2,476	$2,391	4	$ 5,633	$ 4,991	13
% of revenues	30.8%	31.4%		34.2%	32.8%

Provision for taxes on income	$ 519	$ 590	(12)	$ 1,302	$ 1,258	3

Effective tax rate	21.0%	24.7%		23.1%	25.2%

Income from continuing operations before cumulative effect of a change in accounting principle	$1,957	$1,792	9	$ 4,330	$ 3,722	16
% of revenues	24.4%	23.5%		26.3%	24.5%

Discontinued operations-net of tax	--	37	*	--	37	*

Income before cumulative effect of a change in accounting principle	1,957	1,829	7	4,330	3,759	15
% of revenues	24.4%	24.0%		26.3%	24.7%

Cumulative effect of a change in accounting principle-net of tax	--	--	--	(410)	--	*

Net income	$1,957 ======	$1,829 ======	7	$ 3,920 =======	$ 3,759 =======	4
% of revenues	24.4%	24.0%		23.8%	24.7%

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .32	$ .29	10	$ .70	$ .60	17
Discontinued operations-net of tax	--	--	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	--	(.07)	--	*
Net income	$ .32 ======	$ .29 ======	10	$ .63 =======	$ .60 =======	5

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .32	$ .29	10	$ .69	$ .59	17
Discontinued operations-net of tax	--	--	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	--	(.07)	--	*
Net income	$ .32 ======	$ .29 ======	10	$ .62 =======	$ .59 =======	5

Cash dividends paid per common share	$ .13 ======	$ .11 ======	18	$ .26 =======	$ .22 =======	18

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

* Calculation not meaningful.

REVENUES

The components of the revenue increase in the second quarter and first six months of 2002 were as follows:

	% Change from 2001
	Second Quarter	First Six Months
Volume	8.7%	10.4%
Price	0.5	0.8
Revenue growth excluding accounting harmonization and foreign exchange	9.2	11.2
Foreign exchange	(1.5)	(1.8)
Revenue growth excluding accounting harmonization	7.7	9.4
Accounting harmonization	(2.3)	(1.2)

Total revenue increase	5.4% ====	8.2% ====

The revenue increase was primarily due to sales volume growth of our in-line products and revenue generated from product alliances. Effective July 1, 2002, we increased the published prices of certain of our human pharmaceutical products.

Changes in foreign exchange rates decreased revenues in the second quarter of 2002 by $115 million or 1.5% and decreased revenues in the first half of 2002 by $277 million or 1.8%. The foreign exchange impact on the second quarter and first half of 2002 revenue growth, relative to the same periods last year, primarily reflects the strengthening of the U.S. dollar relative to most foreign currencies including the Japanese yen and euro. However, due to the recent weakening of the U.S. dollar, we expect the impact of foreign exchange on revenues in the second half of 2002, at current exchange rates, to be favorable relative to the same period last year.

In the second quarter of 2001, we brought the accounting methodology pertaining to accruals for estimated liabilities related to Medicaid discounts and contract rebates of Warner-Lambert into conformity with our historical method. We determine the amount of Medicaid discounts and contract rebates based on an estimate of reimbursable prescriptions filled for individuals covered by Medicaid or a provider with whom we contract. At Warner-Lambert, the amount of the liability was determined based on a historical percentage of sales. The adjustment reverses the cumulative effect of several years of applying different methodologies. The adjustment increased revenues in the second quarter and first six months of 2001 by $175 million.

The components of the revenue increase in the four quarters and year ended 2001 were as follows:

	% Change from 2000
	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Year 2001

Volume	9.3%	9.5%	12.3%	11.8%	10.8%
Price	0.7	4.2	1.4	2.0	2.0
Foreign exchange	(3.2)	(3.7)	(3.4)	(1.6)	(2.9)

Total revenue increase	6.8% ====	10.0% ====	10.3% ====	12.2% ====	9.9% ====

Revenues by Country

Revenues by country were as follows:

(millions of dollars)	Second Quarter
	2002	% of Revenues	2001	% of Revenues	% Change

United States	$ 4,752	59.2	$ 4,604	60.4	3
Japan	553	6.9	515	6.8	7
All Other	2,728	33.9	2,503	32.8	9
Consolidated	$ 8,033 =======	100.0 =====	$ 7,622 =======	100.0 =====	5

	First Six Months
	2002	% of Revenues	2001	% of Revenues	% Change

United States	$10,151	61.7	$ 9,332	61.4	9
Japan	1,041	6.3	1,001	6.6	4
All Other	5,260	32.0	4,872	32.0	8
Consolidated	$16,452 =======	100.0 =====	$15,205 =======	100.0 =====	8

Revenues by Segment

Revenues by segment for the second quarter and the changes over the prior year were as follows:

(millions of dollars)	2002	% of Revenues	2001	% of Revenues	% Change

Pharmaceuticals
U.S.	$4,053	50.5	$3,964	52.0	2
International	2,647	32.9	2,383	31.3	11
Worldwide	6,700	83.4	6,347	83.3	6

Consumer Products
U.S.	699	8.7	640	8.4	9
International	634	7.9	635	8.3	--
Worldwide	1,333	16.6	1,275	16.7	5

Total	$8,033 ======	100.0 =====	$7,622 ======	100.0 =====	5

Revenues by segment for the first six months and the changes over the prior year were as follows:

(millions of dollars)	2002	% of Revenues	2001	% of Revenues	% Change

Pharmaceuticals
U.S.	$ 8,766	53.3	$ 8,055	53.0	9
International	5,086	30.9	4,660	30.6	9
Worldwide	13,852	84.2	12,715	83.6	9

Consumer Products
U.S.	1,385	8.4	1,277	8.4	8
International	1,215	7.4	1,213	8.0	--
Worldwide	2,600	15.8	2,490	16.4	4

Total	$16,452 =======	100.0 =====	$15,205 =======	100.0 =====	8

Pharmaceuticals

The pharmaceuticals segment includes our human pharmaceuticals and animal health businesses as well as Capsugel, a capsule manufacturing business.

Worldwide revenues of the pharmaceuticals segment follow:

(millions of dollars)	Second Quarter			First Six Months
	2002	2001	% Change	2002	2001	% Change

Cardiovascular diseases	$3,019	$2,692	12	$ 6,185	$ 5,401	15
Infectious diseases	712	788	(10)	1,643	1,737	(5)
Central nervous system disorders	1,188	1,073	11	2,645	2,238	18
Urogenital conditions	385	351	10	807	728	11
Diabetes	61	65	(6)	146	151	(3)
Allergy	302	253	19	523	448	17
Alliance revenue	388	306	27	688	592	16
Other	262	291	(10)	494	571	(13)
Total human pharmaceuticals excluding harmonization of accounting methodology	6,317	5,819	9	13,131	11,866	11
Harmonization of accounting methodology	--	175	--	--	175	--
Total human pharmaceuticals	6,317	5,994	5	13,131	12,041	9
Animal Health	274	247	11	513	467	10
Capsugel	109	106	3	208	207	--
Total pharmaceuticals	$6,700 ======	$6,347 ======	6	$13,852 =======	$12,715 =======	9

Worldwide human pharmaceutical revenues grew by 5% in the second quarter of 2002 and 9% in the first six months of 2002. Excluding the impact of foreign exchange and the harmonization of an accounting methodology, worldwide human pharmaceutical revenues grew by 10% in the second quarter of 2002 and 12% in the first six months of 2002. Worldwide human pharmaceutical revenues on a geographic basis follow:

(millions of dollars)	Second Quarter
	U.S.			International
	2002	2001	% Change	2002	2001	% Change

As reported	$3,886	$3,811	2	$2,431	$2,183	11
Excluding impact of foreign exchange and harmonization of accounting methodology	$3,886	$3,636	7	$2,509	$2,183	15

	First Six Months
	U.S.			International
	2002	2001	% Change	2002	2001	% Change

As reported	$8,438	$7,757	9	$4,693	$4,284	10
Excluding impact of foreign exchange and harmonization of accounting methodology	$8,438	$7,582	11	$4,888	$4,284	14

Eight products-Lipitor, Norvasc, Celebrex, Zoloft, Neurontin, Viagra, Zithromax and Zyrtec-representing 79% of our human pharmaceutical revenues (63% of total company revenues) in the first half of 2002 grew an aggregate 12% in the second quarter of 2002 and 15% in the first half of 2002. Revenue information on these and several of our other major human pharmaceutical products follow:

		Second Quarter
			% Change From 2001
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$1,783	24	25
Norvasc	Cardiovascular diseases	886	1	3
Cardura	Cardiovascular diseases	132	--	4
Accupril/ Accuretic	Cardiovascular diseases	140	(1)	(1)
Zithromax	Infectious diseases	251	(4)	(3)
Diflucan	Infectious diseases	245	(1)	1
Viracept	Infectious diseases	69	(19)	(19)
Viagra	Urogenital conditions	385	10	11
Zoloft	Central nervous system disorders	574	12	12
Neurontin	Central nervous system disorders	458	6	6
Geodon	Central nervous system disorders	48	119	120
Zyrtec	Allergy	302	20	20
Aricept, Celebrex and Bextra	Alliance revenue	388	27	28

		First Six Months
			% Change From 2001
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$3,636	25	27
Norvasc	Cardiovascular diseases	1,817	4	7
Cardura	Cardiovascular diseases	263	(4)	--
Accupril/ Accuretic	Cardiovascular diseases	315	10	11
Zithromax	Infectious diseases	659	(3)	(2)
Diflucan	Infectious diseases	513	--	3
Viracept	Infectious diseases	165	(10)	(10)
Viagra	Urogenital conditions	807	11	12
Zoloft	Central nervous system disorders	1,314	17	18
Neurontin	Central nervous system disorders	1,025	26	27
Geodon	Central nervous system disorders	86	(2)	(2)
Zyrtec	Allergy	522	17	17
Aricept, Celebrex and Bextra	Alliance revenue	688	16	17
  Lipitor, for the treatment of elevated cholesterol levels in the blood, is the largest-selling pharmaceutical product in the world.
  Norvasc's sales growth reflects the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control for hypertension and angina. Norvasc is the most-prescribed cardiovascular agent worldwide.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and the second-largest-selling antibiotic worldwide. Zithromax's sales declined in part due to a mild flu season. Zithromax was approved by the U.S. Food and Drug Administration (FDA) in May 2002 as the first and only three-day regimen for the treatment of severe acute bacterial symptoms of chronic obstructive pulmonary disease. In the first quarter of 2002, we launched Zithromax oral suspension as both a single-dose regimen and a three-day regimen for the treatment of acute otitis media (middle ear infection) in pediatric patients. Regulatory review for Zithromax IV (for use in a new intravenous delivery device) outside the U.S. is progressing and approvals are expected throughout Europe during 2002.
  Diflucan's sales volume after 14 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viagra, a treatment for erectile dysfunction, is the world's most recognized pharmaceutical brand and among the most widely prescribed medications. In the U.K. and Japan, the two largest international markets, Viagra achieved revenue growth, excluding the impact of foreign exchange, of 18% and 16%, respectively.
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (in adults and children), panic disorder and post-traumatic stress disorder in adults, is the most-prescribed selective serotonin re-uptake inhibitor in the U.S. The product has sustained strong growth notwithstanding the launch of generic fluoxetine (generic form of the antidepressant Prozac). We expect Zoloft's sales growth to continue. In May 2002, the FDA approved Zoloft for the treatment of premenstrual dysphoric disorder (PMDD). With the approval for the treatment of PMDD, Zoloft is the antidepressant in the U.S. market with the most approved indications across mood and anxiety disorders.
  Neurontin is the world's top-selling anticonvulsant for use in adjunctive therapy for epilepsy. Restraints to production capacity in the first quarter of 2001 impacted sales growth in the first and second quarters of 2002. Neurontin is also approved in more than 50 markets for the treatment of a range of neuropathic pain conditions. In May 2002, the FDA approved Neurontin for the management of post-herpetic neuralgia, which is described as pain in the area affected by a viral infection commonly known as shingles. Neurontin is the first oral medication approved in the U.S. for this condition.
  Geodon, for the treatment of symptoms associated with schizophrenia, was launched in the first quarter of 2001. In June 2002, the FDA approved the intramuscular (IM) formulation of Geodon making it the first new generation (atypical antipsychotic) medicine for schizophrenia approved in the U.S. for IM use. Geodon's sales growth in the second quarter of 2002 reflects the relatively low level of sales in the second quarter of 2001 following initial stocking by wholesalers and pharmacies in the U.S. in the first quarter of 2001.
  Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec's sales growth reflects the product's strong sales of Zyrtec syrup, which is the most-prescribed antihistamine syrup in the U.S., and Zyrtec-D 12 Hour launched in the third quarter of 2001. Zyrtec-D 12 Hour is an oral antihistamine decongestant combination medicine, which treats both year-round indoor and outdoor allergies, as well as nasal congestion.
  Alliance revenue reflects revenue associated with the co-promotion of the following products:

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd., is the world's leading medicine for the treatment of symptoms of Alzheimer's disease.

Celebrex, discovered and developed by our alliance partner Pharmacia Corporation (Pharmacia), is used for relief of the pain and inflammation of osteoarthritis (OA), adult rheumatoid arthritis (RA), acute pain and primary dysmenorrhea (menstrual pain) in adults. In addition, Celebrex is approved to reduce the number of adenomatous colorectal polyps in familial adenomatous polyposis, a rare genetic disease that may result in colorectal cancer. With the approval for acute pain and primary dysmenorrhea in the U.S., Celebrex is the COX-2 specific inhibitor approved to treat the broadest range of conditions. In June 2002, the FDA approved revised labeling for Celebrex. The new prescribing information includes additional gastrointestinal safety data and data indicating that there was no increased risk for serious cardiovascular adverse events observed. These cardiovascular adverse events include heart attack, stroke and unstable angina.

Bextra (valdecoxib), discovered and developed by our alliance partner Pharmacia, is used for relief of the pain and inflammation of OA, RA, and primary dysmenorrhea. Bextra was approved by the FDA in November 2001 and launched in the U.S. in April 2002.

Pharmacia's worldwide sales were $807 million for Celebrex and $89 million for Bextra in the second quarter of 2002. Pharmacia's worldwide sales for Celebrex were $1,414 million in the first six months of 2002, $710 million in the second quarter of 2001 and $1,359 million in the first six months of 2001. Pharmacia's worldwide sales for Bextra were $147 million in the first six months of 2002.

On July 11, 2002, we announced an agreement with Serono, Inc. (Serono) to co-promote Serono's multiple sclerosis (MS) treatment, Rebif, in the United States. Rebif has been shown to decrease the frequency of severe symptoms and delay the accumulation of physical disability associated with relapsing forms of MS. In accordance with the terms of the agreement, on August 8, 2002, we paid Serono $200 million related to our co-promotion rights, which will be capitalized and amortized over the life of the agreement. We will share all commercialization and development costs in the U.S. and will receive a payment based on Rebif sales in the U.S. Serono will record all sales and continue to distribute the product in the U.S. The product will be sold under the Rebif brand name. Serono will be the sole marketer for Rebif in the rest of the world. Rebif was approved by the FDA in March 2002.

Animal Health sales for the second quarter of 2002 increased 11% (up 15% excluding the impact of foreign exchange) and increased 10% for the first half of 2002 (up 14% excluding the impact of foreign exchange) as compared with the prior year periods. This performance reflects revenue growth (excluding the impact of foreign exchange) in the companion animal product lines of 19% in the second quarter of 2002 and 18% in the first half of 2002, and livestock product lines of 12% in the second quarter and first half of 2002. Our companion animal products Revolution (for protection against fleas and heartworm) and Rimadyl (for relief of arthritis pain in dogs) grew 42% and 28% in the second quarter of 2002 and 52% and 16% in the first half of 2002, excluding the impact of foreign exchange. Our livestock medicines Dectomax (for protection against parasites) and RespiSure/Stellamune (a swine vaccine) grew 16% and 13% in the second quarter of 2002 and 19% and 11% in the first half of 2002, excluding the impact of foreign exchange.

Consumer Products

Sales of the Consumer Products segment for the second quarter of 2002 increased 5% (up 7% excluding the impact of foreign exchange) and increased 4% in the first half of 2002 (up 7% excluding the impact of foreign exchange) as compared with the prior year periods. Worldwide sales of the Consumer Products segment follow:

(millions of dollars)	Second Quarter			First Six Months
	2002	2001	% Change	2002	2001	% Change

Consumer Healthcare products	$ 646	$ 586	10	$1,284	$1,154	11
Confectionery products	475	481	(1)	916	935	(2)
Shaving products	162	159	2	306	311	(2)
Tetra fish products	50	49	--	94	90	5
Total consumer products	$1,333 ======	$1,275 ======	5	$2,600 ======	$2,490 ======	4

Consumer Healthcare product sales increased 10% in the second quarter of 2002 (up 11% excluding the impact of foreign exchange) and increased 11% in the first half of 2002 (up 12% excluding the impact of foreign exchange), as compared with the prior year periods. These changes were mainly due to the sales growth of Listerine mouthwash which increased 12% in the second quarter and first half of 2002, and the success of Listerine PocketPaks.

Sales of Confectionery products decreased 1% in the second quarter of 2002 (up 3% excluding the impact of foreign exchange) and decreased 2% in the first half of 2002 (up 1% excluding the impact of foreign exchange), as compared with the prior year periods. These changes were mainly due to sales declines of Halls, which decreased 14% in the second quarter of 2002 and decreased 16% in the first half of 2002 due to an unusually mild winter, partially offset by strong sales of Dentyne Ice, which increased 21% in the second quarter of 2002 and increased 11% in the first half of 2002, and Trident White gums.

Shaving product sales increased 2% in the second quarter of 2002 (up 4% excluding the impact of foreign exchange) and decreased 2% in the first half of 2002 (up 1% excluding the impact of foreign exchange), as compared with the prior year periods. These changes were mainly due to sales declines in older products, partially offset by strong sales of the triple-blade Xtreme III disposable razors which increased 97% in the second quarter of 2002 and 118% in the first half of 2002.

Sales of Tetra fish products remained approximately the same in the second quarter of 2002 (up 2% excluding the impact of foreign exchange) and increased 5% in the first half of 2002 (up 7% excluding the impact of foreign exchange), as compared with the prior year periods. These changes were mainly due to sales growth in pond fish foods which increased 23% in the second quarter of 2002 and 28% in the first half of 2002, and reptile foods which increased 14% in the second quarter of 2002 and 22% in the first half of 2002, partially offset by a decrease in aquarium fish foods of 8% in the second quarter of 2002 and 2% in the first half of 2002.

We announced that we are exploring strategic options for the Adams confectionery business, the Schick-Wilkinson Sword shaving products business and the Tetra aquarium and pond supplies business, including possible sale of the businesses.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, would have an effect on our projected revenues and net income.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 4% in the second quarter of 2002 and 1% in the first half of 2002 as compared with the prior year periods, while revenues increased 5% in the second quarter of 2002 and 8% in the first half of 2002. The first half differential stems in part from favorable business and product mix. If business mix had remained constant in the first half relative to the prior year, cost of sales growth would only have been 2%. In both periods, the change in cost of sales benefited from integration synergies and improvements in manufacturing efficiency. Merger-related synergies of about $50 million were achieved in the second quarter of 2002 versus about $30 million in the prior year period. Merger-related synergies of about $95 million were achieved in the first half of 2002 versus $50 million in the prior year period. Manufacturing efficiencies stem from greater volume and cost reductions attributable to procurement initiatives and plant operating efficiencies.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 9% in the second quarter of 2002 and increased 10% in the first half of 2002 as compared with the prior year periods mainly due to strong marketing and sales support for our broad portfolio of human pharmaceutical products. Human pharmaceutical marketing expenses increased by 11% in the second quarter of 2002 and 13% in the first half of 2002 as compared with the prior year periods. During 2002, marketing expenses included costs incurred in connection with the second quarter 2002 U.S. launch of our new antiarthritic product, Bextra, co-promoted with Pharmacia.

Research and Development Expenses

Research and development (R&D) expenses increased 13% in the second quarter of 2002 and 15% in the first half of 2002 as compared with the prior year periods. Year over year growth for R&D spending for the second quarter and first half of 2002, as compared with the prior year periods, is attributable to increased support of the late-stage portfolio, higher costs as a result of the recent expansion of facilities and increased information technology costs due to the continued implementation of enterprise-wide resource management systems for the research division.

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. Currently, we have five new products that were recently approved or are undergoing regulatory review in the U.S. and/or European Union (E.U.):

  Bextra (discovered and developed by Pharmacia Corporation) for relief of the pain and inflammation of osteoarthritis and adult rheumatoid arthritis, and primary dysmenorrhea, was made available in the U.S. in February 2002 in an early experience program, and was launched in April 2002. Bextra was filed in the E.U. in June 2001.
  Spiriva (discovered and developed by Boehringer Ingelheim), for chronic obstructive pulmonary disease, completed mutual recognition in the E.U. in April 2002. Spiriva was launched in Germany and five other countries in June 2002, with additional European launches expected in the third quarter of 2002. Spiriva was filed in the U.S. with the FDA in December 2001.
  Vfend, a new antifungal, was approved in both oral and intravenous forms in the U.S. by the FDA in May 2002 and in the E.U. in March 2002. Vfend was launched in July 2002 in the U.S. and launch is expected beginning in September 2002 in Europe.
  Geodon, a new antipsychotic, was launched in the U.S. in the first quarter of 2001 and has been approved in several major European countries. In Europe, where the product is sold under the trade name Zeldox, launches of both the oral and the intramuscular (IM) form will occur throughout 2002 and 2003. In June 2002, the FDA approved the IM form of Geodon making it the first new generation (atypical antipsychotic) medicine for schizophrenia approved in the U.S. for IM use. Geodon IM is expected to be available through hospitals and clinics beginning in September 2002.
  Relpax, a treatment for migraine headaches, completed mutual recognition and approval in the E.U. in July 2001 and has been launched in most of Europe. In April 2002, we received marketing approval for Relpax in Japan and launched the product in July 2002. In the U.S., we recently completed a cardiovascular physiology safety study requested by the FDA in their approvable letter of December 2000. We analyzed the data and filed it with the FDA in June 2002.

We expect to launch all five products in new markets during 2002, once regulatory approval is received. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our new products.

In the first half of 2002, we filed the following indications with the FDA:

Product	Indication	Date Filed
Viracept	HIV -- new dosage form	June 2002

Accupril	Pediatric	March 2002

Zoloft	Social phobia	January 2002

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication
Viagra	Female sexual arousal disorder

Lipitor/Norvasc	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc

Aricept	Vascular dementia

Celebrex	Sporadic adenomatous polyposis
Bladder cancer
Barrett's esophagus-a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis-a precancerous skin growth caused by overexposure to sunlight

Geodon	Mania
Oral suspension dosage form

It is our current intention to file applications for the following new chemical compounds in 2002 subject to ongoing negotiations and discussions with various regulatory agencies:

Compound	Indication
pregabalin	Neuropathic pain
Adjunctive therapy for Epilepsy
Generalized anxiety disorders

darifenacin	Overactive bladder

In 2002, we also expect to complete several clinical trials for Lipitor/Norvasc dual therapy in patients with both high cholesterol and high blood pressure. We expect Lipitor/Norvasc dual therapy to be available to patients by 2004.

Together with co-developer Aventis Pharma (Aventis), we have completed the Phase III development program of Exubera, our inhaled diabetes therapy to be administered through a device developed by Inhale Therapeutic Systems. We are currently assessing our regulatory filing strategy for Exubera with our partner Aventis. Recognizing that Exubera is a first-in-class product with novel attributes and expected rapid, extensive usage, we have decided to include in the New Drug Application (NDA) filing an increased level of controlled, long-term pulmonary safety data in diabetic patients, an area where little data currently exists. We believe that inclusion of such chronic inhalation data in the initial NDA filing will enhance the likelihood of Exubera receiving a positive review by the FDA. We will review the progress of our controlled, long-term safety database during 2002, at which time we will determine whether we have demonstrated, to our satisfaction, the safety and efficacy of Exubera and have, in our opinion, a fileable and approvable NDA.

Additional product-related programs are in various stages of discovery and development.

MERGER-RELATED COSTS

We incurred the following merger-related costs in connection with our merger with Warner-Lambert which was completed on June 19, 2000:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Integration costs	$109	$137	$181	$264
Restructuring charges	57	69	94	212
Total merger-related costs	$166 ====	$206 ====	$275 ====	$476 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(millions of dollars)	Year 2000	Year 2001	Six Months Ended June 30, 2002	Total	Utilization Through June 30, 2002	Reserve* June 30, 2002

Employee termination costs	$876	$258	$87	$1,221	$(1,132)	$89
Property, plant and equipment	46	84	--	130	(130)	--
Other	25	30	7	62	(58)	4
	$947 ====	$372 ====	$94 ===	$1,413 ======	$(1,320) =======	$93 ===

*Included in Other current liabilities.

Through June 30, 2002, the charges for employee termination costs represent the approved reduction of our work force by 7,560 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of June 30, 2002, 7,290 employees were terminated. We will complete terminations of the remaining personnel by June 30, 2003. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at June 30, 2002 and $215 million at December 31, 2001. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

The impairment and disposal charges through June 30, 2002 for property, plant and equipment in the above table include the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Other restructuring charges in the six months ended June 30, 2002 consist of charges for contract termination payments-$4 million ($1 million in the second quarter ended June 30, 2002); facility closure costs-$2 million ($1 million in the second quarter ended June 30, 2002) and assets we wrote off, including inventory and intangible assets-$1 million (none in the second quarter ended June 30, 2002). Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$47 million; facility closure costs-$8 million and assets we wrote off, including inventory and intangible assets-$7 million.

We expect to incur additional restructuring and integration charges in future periods as the integration of Pfizer and Warner-Lambert continues.

We now anticipate total merger-related costs through 2002, excluding the transaction costs of approximately $1.8 billion related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger agreement, of about $2.8 billion.

Other (income)/deductions-net

The following components were included in Other (income)/deductions-net for the second quarter and first six months of 2002 and 2001:

(millions of dollars)	Second Quarter			First Six Months
	2002	2001	% Change	2002	2001	% Change

Interest income	$(93)	$(143)	(35)	$(184)	$(295)	(38)
Interest expense	55	72	(23)	113	143	(21)
Gains on the sales of research-related equity investments	--	--	--	--	(17)	--
Co-promotion charges	22	100	(78)	22	136	(84)
Amortization of goodwill and other intangibles	17	24	(30)	22	49	(56)
Gain on the sale of a minor product line	--	--	--	(20)	--	--
Foreign exchange	2	5	(51)	4	11	(61)
Other, net	(49)	(45)	9	(86)	(71)	21
Other (income)/ deductions-net	$(46) ====	$ 13 =====	*	$(129) =====	$ (44) =====	193
* Calculation not meaningful.

Interest income in the second quarter and first half of 2002 decreased over the prior year periods as a result of significantly lower short-term interest rates, partially offset by increased levels of investments. Interest expense in the second quarter and first half of 2002 decreased over the prior year periods as a result of lower average interest rates, partially offset by higher average levels of borrowings. Amortization of goodwill and other intangibles decreased in the second quarter and first half of 2002 over the prior year periods largely as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Amortization of other intangibles is also recorded in Cost of sales and Research and development expenses in the condensed consolidated statement of income.

TAXES ON INCOME

Our projected tax rate of 23.5% for continuing operations in 2002, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs has been reduced from the first quarter 2002 estimate of 25.0%. This rate reduction is due primarily to changes in product mix and tax-planning initiatives.

INCOME FROM CONTINUING OPERATIONS

Income and diluted earnings per common share from continuing operations, excluding certain significant items and merger-related costs, both increased by 10% in the second quarter of 2002. Income and diluted earnings per common share from continuing operations, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs, increased by 12% and 14% in the first half of 2002. A reconciliation between reported income from continuing operations before cumulative effect of a change in accounting principle and income from continuing operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs follows:

	Second Quarter			First Six Months
(millions of dollars, except per share data)	2002	2001	% Change	2002	2001	% Change

Earnings:

Income from continuing operations before cumulative effect of a change in accounting principle, as reported	$1,957	$1,792	9	$4,330	$3,722	16
Certain significant items and merger-related costs (see below)	129	98	32	189	297	(36)
Income from continuing operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs	$2,086	$1,890	10	$4,519	$4,019	12
	======	======		======	======

Per Share Data:

Diluted earnings per common share from continuing operations before cumulative effect of a change in accounting principle, as reported	$ .32	$ .29	10	$ .69	$ .59	17

Certain significant items and merger-related costs	.01	.01	--	.03	.04	(25)

Diluted earnings per common share from continuing operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs	$ .33	$ .30	10	$ .72	$ .63	14
	======	======		======	======

Certain significant items and merger-related costs follow:

	Second Quarter		First Six Months
	2002	2001	2002	2001
Significant items, pre-tax:
Co-promotion charges*	$ 22	$ 100	$ 22	$ 136
Gain on the sale of a minor product line*	--	--	(20)	--
Gains on the sales of research- related equity investments*	--	--	--	(17)
Harmonization of accounting methodology**	--	(175)	--	(175)
Total significant items, pre-tax	22	(75)	2	(56)
Total merger-related costs	166	206	275	476
Total significant items and merger- related costs, pre-tax	188	131	277	420
Income taxes	59	33	88	123
Total significant items and merger- related costs, after-tax	$129 ====	$ 98 =====	$189 ====	$ 297 =====
*	Included in Other (income)/deductions-net.
**	Represents the harmonization of Pfizer/Warner-Lambert accounting methodology for Medicaid and contract rebate accruals and is included as an increase in Revenues.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of tax, of $37 million in the second quarter and first half of 2001 reflects the resolution of several post-closing matters associated with the divestiture of the Medical Technology Group and the Food Science Group.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	June 30, 2002	Dec. 31, 2001

Financial assets*	$16,728	$14,613
Short and long-term debt	11,438	8,874

Net financial assets	$ 5,290 ========	$ 5,739 ========

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

Selected measures of liquidity and capital resources:

	June 30, 2002	Dec. 31, 2001
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$11,610 ========	$8,884 ========

Working capital (millions of dollars)**	$ 6,069 ========	$4,810 ========

Shareholders' equity per common share***	$ 3.05 ========	$ 2.95 ========

* Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to countries as needed. Where local restrictions prevent intercompany financing, then cash balances would remain in the country and local needs would be met through ongoing cash flows and/or external borrowings.

** We rely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for working capital needs.

*** Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trusts).

The increase in working capital from December 31, 2001 to June 30, 2002 primarily reflects:

  cash from current period operations

partially offset by:

  purchases of property, plant and equipment ($859 million)
  purchases of long-term investments ($1,338 million)
  purchases of our common stock ($1,996 million)
  cash dividends on common stock ($1,594 million)

The increase in shareholders' equity per common share is primarily due to growth in net income.

Net Cash Provided by Operating Activities

During the first six months of 2002, net cash provided by operating activities was $4,134 million, as compared to $4,237 million in the 2001 period. The change in net cash provided by operating activities in 2002 was primarily due to:

  an increase in accounts receivable due in part to efforts in 2001 to accelerate collections from certain of our customers (an increase of $936 million)
  an increase in prepaid and other assets (an increase of $257 million)

partially offset by:

  an increase in operating income

Net Cash Used in Investing Activities

During the first six months of 2002, investing activities used net cash of $2,961 million, as compared to $3,746 million in the 2001 period. The change in net cash used in investing activities in 2002 was primarily attributable to:

  fewer purchases of property, plant and equipment (a decrease of $120 million)
  more proceeds received from sales of investments (an increase of $3,040 million)

partially offset by:

  more purchases of investments and other assets (an increase of $2,522 million)

Net Cash Used in Financing Activities

During the first six months of 2002, net cash used in financing activities was $1,016 million, as compared to $265 million in the 2001 period. The change in net cash used in financing activities in 2002 was primarily attributable to:

  an increase in common share purchases (an increase of $1,128 million)
  an increase in cash dividends paid (an increase of $235 million)

partially offset by:

  an increase in net proceeds from borrowings (an increase of $892 million)

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances in excess of our commercial paper borrowings and have access to $2.7 billion of lines of credit which expire within one year. Of these lines of credit, $2.5 billion are unused of which our lenders have committed to lend us $614 million at our request.

In April 2002, we issued $600 million of senior unsubordinated dollar-denominated debt. The notes mature on April 15, 2009 with interest payable annually, in arrears, beginning on April 15, 2003 at a rate of 5.625%.

In July 2002, we announced an increase in the share-purchase program, authorized by our board of directors on June 27, 2002, from $10 billion to $16 billion. We will buy back our common stock via open market purchases, as circumstances and prices warrant, with the anticipation of completing the share-purchase program in 2003. In May 2002, we completed the share-purchase program authorized in June 2001. Under the program authorized in June 2001, we purchased approximately 25.8 million shares of common stock in the open market at an average price of $36.79 per share during the second quarter of 2002 and approximately 51.4 million shares of common stock in the open market at an average price of $38.87 per share during the six months of 2002. In total, we purchased approximately 120 million shares at a total cost of $4.8 billion under the June 2001 program. Purchased shares are available for general corporate purposes.

Merger Agreement

On July 15, 2002, we announced that we signed a definitive agreement to merge with Pharmacia Corporation (Pharmacia) in a stock-for-stock transaction valued on that date at approximately $60 billion. Under terms of the merger agreement which has been approved by the board of directors of both Pfizer and Pharmacia, after the Monsanto spin-off by Pharmacia, we will exchange 1.4 shares of Pfizer common stock for each outstanding share of Pharmacia common stock in a tax-free transaction valued at $45.08 per Pharmacia share, based on the closing price of our stock on July 12, 2002 of $32.20 per share. We also will exchange 1.4 options on Pfizer common stock for each outstanding Pharmacia option at the merger date. In addition, each share of Pharmacia convertible perpetual preferred stock will be exchanged for a newly created class of Pfizer convertible perpetual preferred stock with rights substantially identical to the rights of the Pharmacia convertible perpetual preferred stock. We expect the transaction will close by year-end 2002, subject to shareholder approval at both companies, governmental and regulatory approvals and other usual and customary closing conditions.

Financial Risk Management - Interest Rate Risk

We entered into forward-starting interest rate swaps in the first quarter of 2002 to adjust interest-sensitive forecasted short-term debt from 2003 through late 2006.

OUTLOOK

Earnings growth in the second quarter, and in each quarter of 2002, is affected by the changing impact of foreign exchange and the unusual pattern of operating expenses in 2001. As illustrated in the following table, the concentration of operating expenses in the fourth quarter of 2001 ($800 million to $1.2 billion higher than any other quarter of 2001) is significantly impacting the quarterly pattern of 2002 diluted earnings per common share growth.

Operating Expenses (SI&A and R&D) / Diluted Earnings per Common Share:

(billions of dollars)	Q1	Q2	Q3	Q4

2001	$3.5	$3.9	$3.8	$4.7
2002	$4.0	$4.2	$4.4*	$4.6*
Expense Growth (%)	+14%	+10%	+15%*	-2%*
Diluted earnings per common share growth**(%)	+18%	+10%	Low Double Digits*	About 40%*

*	Estimated.
**	From continuing operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs.

Year over year, operating expense comparisons will remain a challenge in the third quarter, resulting in anticipated third quarter 2002 diluted earnings per common share growth, excluding certain significant items and merger-related costs, in the low double digits. Fourth quarter diluted earnings per common share growth is expected to be exceptionally strong, reflecting both a favorable foreign exchange impact, at current exchange rates, and favorable comparisons with the high expense levels during the fourth quarter of 2001.

For full year 2002, we anticipate double-digit revenue growth at current exchange rates, margin improvements and continuing investments in product support and in R&D (now forecasted to be about $5.2 billion for the year). We now expect merger-related cost savings from our merger with Warner-Lambert to be $1.8 billion for 2002. We expect a 23.5% effective tax rate for 2002 for continuing operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs. We refined our full-year 2002 earnings per common share target and now expect diluted earnings per common share of $1.58 (21% growth), on the same basis. The foreign exchange impact in the second half of 2002, at current exchange rates, is expected to be favorable.

From 2002 to 2004, excluding the effect of the proposed Pharmacia merger, we expect compounded annual growth rates (CAGR) as follows:

(billions of dollars)	2002	2003	2004	2002-2004 CAGR

Total Revenues	$35.1	$39.0	$42.9	11%
Net Income (1)	$ 9.8	$11.3	$12.7	14%
Diluted earnings per common share (1)	$1.58	$1.84	$2.12	16%

(1) Excludes the cumulative effect of a change in accounting principle, certain significant items and merger-related costs.

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

  the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved competitive developments affecting our current growth products the ability to successfully market both new and existing products domestically and internationally difficulties or delays in manufacturing
  trade buying patterns
  ability to meet generic and branded competition after the loss of patent protection for our products trends toward managed care and health care cost containment possible U.S. legislation affecting pharmaceutical pricing and reimbursement or Medicare exposure to product liability and other types of lawsuits
  contingencies related to actual or alleged environmental contamination our company's ability to protect its intellectual property both domestically or internationally interest rate and foreign currency exchange rate fluctuations governmental laws and regulations affecting domestic and foreign operations, including tax obligations changes in generally accepted accounting principles
  changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas growth in costs and expenses
  changes in our product mix
  the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to obtain the anticipated results and synergies from our announced proposed acquisition of Pharmacia and the increased uncertainty created by the integration of the two businesses, as well as the timing and success of the announced exploration of strategic options for the Adams, Schick-Wilkinson Sword, and Tetra businesses, including the possible sale of such businesses

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2001 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

A description of the legal proceedings in which we are involved, both in general and with respect to certain specific matters and types of matters, is contained in our Reports on Form 10-K for 2001 and on Form 10-Q for the first quarter of 2002, as amended. The following is limited to an update on significant developments in previously reported matters as well as descriptions of certain new matters and should be read with reference to those earlier Reports. Unless specifically indicated, all previously reported matters remain pending.

Patent Litigation

Generic Drug Manufacturers

We are involved in a number of patent suits, the majority of which involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic manufacturer. Pending suits include challenges to patents covering, among other products, gabapentin (Neurontin), fluconazole (Diflucan), amlodipine (Norvasc), quinapril (Accupril), glipizide (Glucotrol XL), nifedipine (Procardia XL), Estrostep Fe (oral contraceptive) and Femhrt 1/5 (hormone replacement therapy). There can be no assurances as to the outcome of any of these matters and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to significant loss of sales of that drug in the U.S. market and could materially affect future results.

Norvasc.  A generic manufacturer has filed an application with the FDA seeking approval to market amlodipine maleate, a different salt form from amlodipine besylate, which is employed in our approved product, Norvasc. The basic patent for Norvasc received an extension of term under the Hatch-Waxman Act to compensate for regulatory delays in approving the product. The generic manufacturer asserts that during the period of extension the exclusionary rights of the patent are restricted to amlodipine besylate and that after the original expiration date, February 2003, sales of amlodipine maleate would not infringe. We filed an infringement suit in the U. S. District Court for the District of New Jersey. The defendant has moved to dismiss the complaint and a decision is expected later this year.

Diflucan.  As previously reported, a generic manufacturer filed an abbreviated new drug application asserting the invalidity of our fluconazole (Diflucan) patent on the same basis as to which judgment was entered against a different generic manufacturer and in our favor in the U.S. District Court for the Northern District of Illinois in February 2002. In May 2002, we filed suit for patent infringement against the second generic manufacturer in the U.S. District Court for the District of New Jersey.

Neurontin.  The court has ordered that all dispositive motions must be filed by September 17, 2002.

Zoloft.  The previously reported litigation, in which the basic sertraline (Zoloft) compound patent was not at issue, has been settled and is now terminated.

Celebrex

In the previously reported action by the University of Rochester against multiple defendants, including Pfizer, the defendants moved in May 2002 for summary judgment that the University's patent is invalid. In June 2002 the University moved for summary judgment that sales of Celebrex as well as Bextra infringe the broad method of use claims of the University's patent. The defendants' motion was heard on July 25, 2002, and awaits decision; the University's motion has not yet been heard.

Products Liability Litigation

Rezulin

As of July 31, 2002, suits filed in state and federal courts involved approximately 7,725 Rezulin users and approximately 526 users had asserted unfiled claims. In addition, we have agreed with certain plaintiffs' lawyers to extend the statute of limitations for approximately 28,224 people who do not have lawsuits on file and who may or may not eventually pursue claims.

Asbestos

As of July 31, 2002, approximately 120,442 claims naming Pfizer and/or Quigley, as well as numerous other defendants, were pending in state and federal courts seeking damages for alleged asbestos exposures. In addition, approximately 75,033 multi-defendant claims named American Optical, a former subsidiary of Warner-Lambert, alleging asbestos and other exposures.

Environmental Matters

The previously disclosed matter involving wastewater sampling at the Parsippany, N.J., plant has been resolved with the New Jersey Department of Environmental Protection.

Merger Litigation

Warner-Lambert Acquisition

The parties to the derivative and class actions in the Delaware Chancery Court have reached an agreement in principle regarding their dismissal. On July 9, 2002, the U. S. District Court for the District of New Jersey entered a stipulation and order dismissing all remaining actions in that court.

Pharmacia Acquisition

Following the announcement on July 15, 2002, of our proposed acquisition of Pharmacia Corporation, a suit was filed in the Delaware Chancery Court on behalf of a purported class of Pharmacia's shareholders against Pharmacia, its directors, and Pfizer, alleging that the price to be paid for Pharmacia's shares was inadequate as a result of Pharmacia's directors' breaches of their fiduciary duties to the shareholders and that we aided and abetted the alleged breaches. The complaint, which we believe to be without merit, seeks damages and injunctive relief.

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

We did not file any report on Form 8-K during the second quarter ended June 30, 2002.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc. (Registrant)

Dated: August 13, 2002	/s/ L. V. Cangialosi L. V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended June 30, 2002

		Year Ended December 31,
(millions of dollars, except ratios)		2001	2000	1999	1998	1997

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle	$5,633	$10,329	$5,781	$6,945	$4,397	$3,979
Less:
Minority interests	1	16	14	5	2	10
Adjusted income	5,632	10,313	5,767	6,940	4,395	3,969
Fixed charges	163	366	496	463	334	389
Total earnings as defined	$5,795 ======	$10,679 =======	$6,263 ======	$7,403 ======	$4,729 ======	$4,358 ======
Fixed charges:
Interest expense (a)	$ 113	$ 266	$ 390	$ 364	$ 251	$ 315
Rents (b)	50	100	106	99	83	74

Fixed charges	163	366	496	463	334	389

Capitalized interest	17	56	46	40	26	10

Total fixed charges	$ 180 ======	$ 422 =======	$ 542 ======	$ 503 ======	$ 360 ======	$ 399 ======

Ratio of earnings to fixed charges	32.1 ======	25.3 =======	11.6 ======	14.7 ======	13.1 ======	10.9 ======

(a)	Interest expense includes amortization of debt discount and expenses.
(b)	Rents included in the computation consist of one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 13, 2002, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended June 30, 2002, in the following Registration Statements:

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
August 13, 2002