Form 10-Q
period 2002-09-29
PFIZER INC
filed 2002-11-13
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

YES   X    NO

At November 11, 2002, 6,162,163,694 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
September 29, 2002

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months and nine months ended September 29, 2002 and September 30, 2001
Condensed Consolidated Balance Sheet at September 29, 2002 and December 31, 2001
Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2002 and September 30, 2001
Notes to Condensed Consolidated Financial Statements
Independent Accountants' Review Report
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4.
Disclosure Controls and Procedures
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K
Signatures
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in millions, except per common share data)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Revenues	$ 8,725	$ 7,824	$25,177	$23,029

Costs and expenses:
Cost of sales	1,314	1,177	3,717	3,551
Selling, informational and administrative expenses	2,946	2,597	8,758	7,861
Research and development expenses	1,263	1,188	3,721	3,332
Merger-related costs	114	113	390	589
Other (income)/deductions-net	57	(5)	(73)	(49)

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle	3,031	2,754	8,664	7,745

Provision for taxes on income	680	679	1,981	1,936

Minority interests	1	3	3	14

Income from continuing operations before cumulative effect of a change in accounting principle	2,350	2,072	6,680	5,795

Discontinued operations-net of tax	--	--	--	37

Income before cumulative effect of a change in accounting principle	2,350	2,072	6,680	5,832

Cumulative effect of a change in accounting principle- net of tax	--	--	(410)	--

Net income	$ 2,350 =======	$ 2,072 =======	$ 6,270 =======	$ 5,832 =======

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .39	$ .33	$ 1.09	$ .93
Discontinued operations-net of tax	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	(.07)	--
Net income	$ .39 =======	$ .33 =======	$ 1.02 =======	$ .93 =======

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .38	$ .33	$ 1.07	$ .92
Discontinued operations-net of tax	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	(.07)	--
Net income	$ .38 =======	$ .33 =======	$ 1.00 =======	$ .92 =======
Weighted average shares used to calculate earnings per common share amounts:
Basic	6,126.3 =======	6,241.2 =======	6,172.3 =======	6,246.1 =======
Diluted	6,202.2 =======	6,359.2 =======	6,262.2 =======	6,372.0 =======

Cash dividends paid per common share	$ .13 =======	$ .11 =======	$ .39 =======	$ .33 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)	Sept. 29, 2002*	Dec. 31, 2001**
ASSETS
Current Assets
Cash and cash equivalents	$ 1,774	$ 1,036
Short-term investments	10,770	7,579
Accounts receivable, less allowance for doubtful accounts: $133 and $145	6,099	5,217
Short-term loans	397	269
Inventories
Finished goods	1,163	1,185
Work in process	1,263	1,095
Raw materials and supplies	483	461
Total inventories	2,909	2,741
Prepaid expenses and taxes	1,721	1,488
Total current assets	23,670	18,330
Long-term loans and investments	5,110	5,729
Property, plant and equipment, less accumulated depreciation: $5,820 and $5,133	11,076	10,415
Goodwill	1,304	1,824
Other assets, deferred taxes and deferred charges	3,716	2,855

Total assets	$44,876 =======	$39,153 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $418 and $368	$10,690	$ 6,265
Accounts payable	1,551	1,579
Dividends payable	--	819
Income taxes payable	1,876	806
Accrued compensation and related items	1,004	1,083
Other current liabilities	3,280	3,088
Total current liabilities	18,401	13,640
Long-term debt	3,118	2,609
Postretirement benefit obligation other than pension plans	620	587
Deferred taxes on income	410	452
Other noncurrent liabilities	3,374	3,572
Total liabilities	25,923	20,860

Shareholders' Equity
Preferred stock	--	--
Common stock	341	340
Additional paid-in capital	8,902	9,300
Retained earnings	29,099	24,430
Accumulated other comprehensive expense	(1,678)	(1,749)
Employee benefit trusts	(1,657)	(2,650)
Treasury stock, at cost	(16,054)	(11,378)

Total shareholders' equity	18,953	18,293
Total liabilities and shareholders' equity	$44,876 =======	$39,153 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in millions)	Sept. 29, 2002	Sept. 30, 2001
Operating Activities
Net income	$ 6,270	$5,832
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	410	--
Discontinued operations	--	(37)
Depreciation and amortization	811	772
Charge to write-down equity investments	28	--
Gain on the sale of a minor product line	(20)	--
Gains on the sales of research-related equity investments	--	(17)
Harmonization of accounting methodology	--	(175)
Other	(2)	122
Changes in assets and liabilities	(1,048)	320

Net cash provided by operating activities	6,449	6,817

Investing Activities
Purchases of property, plant and equipment	(1,259)	(1,519)
Purchases of short-term investments	(12,133)	(9,219)
Proceeds from redemptions of short-term investments	9,124	7,773
Purchases of long-term investments	(2,533)	(2,311)
Proceeds from redemptions of long-term investments	2,907	95
Purchases of other assets	(100)	(156)
Proceeds from sales of other assets	187	77
Proceeds from the sale of a minor product line-net	6	--
Proceeds from the sales of businesses-net	--	8
Other investing activities	47	82

Net cash used in investing activities	(3,754)	(5,170)

Financing Activities
Increase in short-term borrowings	4,657	2,120
Principal payments on short-term borrowings	(442)	(411)
Proceeds from issuances of long-term borrowings	600	1,238
Principal payments on long-term debt	(212)	(30)
Proceeds from common stock issuances	53	46
Purchases of common stock	(4,726)	(2,213)
Cash dividends paid	(2,382)	(2,038)
Stock option transactions and other	497	474

Net cash used in financing activities	(1,955)	(814)
Net cash used in discontinued operations	--	(27)
Effect of exchange-rate changes on cash and cash equivalents	(2)	(7)
Net increase in cash and cash equivalents	738	799
Cash and cash equivalents at beginning of period	1,036	1,099

Cash and cash equivalents at end of period	$ 1,774 =======	$1,898 ======
Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$ 1,122	$ 736
Interest	211	248

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 25, 2002 and August 26, 2001. We made certain reclassifications to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

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
	Gross Carrying Amount		Accumulated Amortization
(in millions)	Sept. 29, 2002	Dec. 31, 2001	Sept. 29, 2002	Dec. 31, 2001
Amortized intangible assets:
Trademarks	$ 154	$ 208	$ (79)	$ (44)
License agreements	63	62	(27)	(24)
Patents	47	42	(43)	(35)
Product rights	522	246	(58)	(30)
Non-compete agreements	50	53	(37)	(39)
Other	90	163	(45)	(81)
Total amortized intangible assets	$ 926	$ 774	$(289)	$(253)
Unamortized identifiable intangible assets:
Trademarks	$ 293	$ 217	$ --	$ --
Pension asset	80	79	--	--
Other	23	22	--	--
Total unamortized intangible assets	396	318	--	--
Total identifiable intangible assets*	$1,322 ======	$1,092 ======	$(289) =====	$(253) =====

* Included in Other assets, deferred taxes and deferred charges.

Total amortization expense for intangible assets was $47 million for the nine months ended September 29, 2002. Amortization expense for intangible assets is recorded in various expenses in the condensed consolidated statement of income, including Cost of sales, Research and development expenses and Other (income)/deductions-net. The annual amortization expense expected for the years 2002 through 2007 is as follows:

(in millions)
2002	$65
2003	$71
2004	$70
2005	$65
2006	$63
2007	$61

The changes in the carrying amount of goodwill for the nine months ended September 29, 2002 were as follows:

(in millions)

Balance, December 31, 2001	$1,824
Changes during the period*	(520)
Balance, September 29, 2002	$1,304 ======
*

As a result of adopting SFAS No. 142, we recorded a write-down of $536 million for the impairment provisions related to goodwill in our Animal Health business. The write-down was offset by the impact of foreign exchange. The fair value of the Animal Health business was determined using discounted cash flows.

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

The costs of certain marketing expenses reclassified from Selling, informational and administrative expenses to a reduction in Revenues in the quarterly and full year 2001 condensed consolidated statements of income follow:

(in millions)	Q1 2001*	Q2 2001*	Q3 2001*	Q4 2001*	Year 2001*
Impact on revenues:
Human pharmaceutical	$ (4)	$ (2)	$ (3)	$ (4)	$ (13)
Animal Health	--	--	(1)	--	(1)
Capsugel	--	--	--	--	--
Total pharmaceuticals	(4)	(2)	(4)	(4)	(14)

Consumer Healthcare	(22)	(22)	(25)	(24)	(94)
Confectionery	(15)	(19)	(23)	(26)	(83)
Shaving	(20)	(20)	(21)	(22)	(84)
Tetra	--	(1)	(1)	(1)	(2)
Total consumer products	(57)	(62)	(70)	(73)	(263)
Total revenues (decreased)	$ (61)	$ (64)	$ (74)	$ (77)	$ (277)

Impact on selling, informational and administrative expenses (decreased)	$ (61)	$ (64)	$ (74)	$ (77)	$ (277)
Impact on net income	$ -- ======	$ -- ======	$ -- ======	$ -- ======	$ -- =======
* Certain amounts may reflect rounding adjustments.
Quarterly and full year 2001 revenues by business restated for the adoption of EITF Issue No. 00-25 were as follows:

(in millions)	Q1 2001*	Q2 2001*	Q3 2001*	Q4 2001*	Year 2001*
Revenues:
Human pharmaceutical	$6,048	$5,994	$6,232	$7,232	$25,505
Animal Health	220	247	253	301	1,021
Capsugel	101	106	98	104	409
Total pharmaceuticals	6,369	6,347	6,583	7,637	26,935

Consumer Healthcare	569	586	577	623	2,354
Confectionery	454	481	457	489	1,880
Shaving	152	159	162	159	632
Tetra	40	49	45	45	181
Total consumer products	1,215	1,275	1,241	1,316	5,047

Total revenues	$7,584 ======	$7,622 ======	$7,824 ======	$8,953 ======	$31,982 =======

* Certain amounts may reflect rounding adjustments.

Note 4:  Financial Instruments

A.  Investments in Debt and Equity Securities

In the second quarter of 2002, we reclassified substantially all of our held-to-maturity debt securities to available-for-sale debt securities. The amortized cost of the securities reclassified was $13,839 million and the unrealized gain on such securities was immaterial. We review the salient characteristics of our debt securities portfolio on at least a quarterly basis. Upon completion of this review, we reclassified the securities because we no longer have the positive intent to hold such securities to maturity. As a result of this decision, any debt security that we may purchase over a two year period, which began July 1, 2002, will not be classified as held-to-maturity.

Information about our investments follow:

(in millions)	Sept. 29, 2002

Amortized cost and fair value of available-for-sale debt securities*
Corporate debt	$ 7,480
Foreign government and foreign government agency debt	5,924
Asset-backed securities	1,753
Certificates of deposit	733
Total available-for-sale debt securities	15,890
Amortized cost and fair value of held-to-maturity debt securities*
Certificates of deposit	436
Corporate debt	17
Total held-to-maturity debt securities	453
Cost of available-for-sale equity securities	123
Gross unrealized gains	46
Gross unrealized losses	(26)
Fair value of available-for-sale equity securities	143
Total investments	$16,486 =======
*Gross unrealized gains and losses are not material.

These investments were in the following captions in the balance sheet:

(in millions)	Sept. 29, 2002

Cash and cash equivalents	$ 769
Short-term investments	10,770
Long-term loans and investments	4,947
Total investments	$16,486 =======

The contractual maturities of the held-to-maturity and available-for-sale debt securities as of September 29, 2002 were as follows:

	Years
(in millions)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total

Available-for-sale debt securities:
Corporate debt	$ 5,661	$1,819	$ --	$--	$7,480
Foreign government and foreign government agency debt	4,917	1,007	--	--	5,924
Asset-backed securities	--	1,121	632	--	1,753
Certificates of deposit	544	189	--	--	733
Held-to-maturity debt securities:
Certificates of deposit	416	20	--	--	436
Corporate debt	1	7	--	9	17
Total debt securities	$11,539	$4,163	$632	$ 9	16,343
Available-for-sale equity securities					143
Total investments					$16,486 =======

B.  Derivative Financial Instruments and Hedging Activities

During the first nine months of 2002, we entered into the following new or incremental derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions.

  $2,298 million notional amount of foreign currency forward-exchange contracts are designated as cash flow hedges of euro-denominated available-for-sale investments maturing through the fourth quarter of 2002. These contracts fix the exchange rate between euros and U.S. dollars related to both the principal and interest on the investments.
  $631 million notional amount of foreign currency swaps are designated as cash flow hedges of a U.K. pound intercompany loan maturing in late 2006. These swaps fix the exchange rate between U.K. pounds and U.S. dollars related to both the principal and interest on the loan.
  $615 million notional amount of Japanese yen put options are designated as cash flow hedges to partially hedge the U.S. dollar/Japanese yen exchange rate related to forecasted intercompany inventory purchases through 2003. These options fix the exchange rate between Japanese yen and the U.S. dollar and are reported in Prepaid expenses and taxes and Accumulated other comprehensive expense. Gains or losses on such options are recognized in Cost of sales when the related inventory is sold to third-party customers.
  $313 million increment of short-term Japanese yen debt is designated as a net investment hedge of our yen net investments in operations in order to limit the risk of adverse changes in the value of such investments related to foreign exchange.
  $202 million notional amount of foreign currency swaps are designated as cash flow hedges of a Japanese yen intercompany loan maturing in the first quarter of 2003. These swaps fix the exchange rate between Japanese yen and Canadian dollars related to both the principal and interest on the loan.

Interest Rate Risk

  $985 million notional amount of yen forward-starting interest rate swaps maturing in late 2006 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at .9%. These forward-starting swaps will effectively replace existing yen interest rate swaps with the same notional amount when the existing swaps mature in 2003.
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
  $171 million notional amount of yen interest rate swaps maturing in early 2009 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at 1.1%.
  $142 million notional amount of yen interest rate swaps maturing in early 2006 are designated as cash flow hedges of the yen "LIBOR" interest rate related to forecasted issuances of short-term debt. These swaps serve to reduce the variability of the yen interest rate by effectively fixing the rates on short-term debt at .5%.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first nine months of 2002.

C.  Long-Term Debt

In April 2002, we issued $600 million of senior unsubordinated dollar-denominated debt. The notes mature on April 15, 2009 with interest payable annually, in arrears, beginning on April 15, 2003 at a rate of 5.625%.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs in connection with our merger with Warner-Lambert which was completed on June 19, 2000:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Integration costs	$100	$66	$282	$330
Restructuring charges	14	47	108	259
Total merger-related costs	$114 ====	$113 ====	$390 ====	$589 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(in millions)	Year 2000	Year 2001	Nine Months Ended Sept. 29, 2002	Total	Utilization Through Sept. 29, 2002	Reserve* Sept. 29, 2002

Employee termination costs	$876	$258	$ 97	$1,231	$(1,166)	$65
Property, plant and equipment	46	84	--	130	(130)	--
Other	25	30	11	66	(62)	4
	$947 ====	$372 ====	$108 ====	$1,427 ======	$(1,358) =======	$69 ===

*Included in Other current liabilities.

Through September 29, 2002, the charges for employee termination costs represent the approved reduction of our work force by 7,611 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of September 29, 2002, 7,394 employees were terminated. We will complete terminations of the remaining personnel by September 29, 2003. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at September 29, 2002 and $215 million at December 31, 2001. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

The impairment and disposal charges through September 29, 2002 for property, plant and equipment in the above table include the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Other restructuring charges in the nine months ended September 29, 2002 consist of charges for contract termination payments-$6 million ($2 million in the third quarter ended September  29, 2002); facility closure costs-$4 million ($2 million in the third quarter ended September 29, 2002) and assets we wrote off, including inventory and intangible assets-$1 million (none in the third quarter ended September 29, 2002). Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$49 million; facility closure costs-$10 million and assets we wrote off, including inventory and intangible assets-$7 million.

Note 6:  Certain Significant Items

We incurred certain significant items as follows:

	Three Months Ended		Nine Months Ended
(in millions, pre-tax)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Co-promotion charges*	$10	$70	$32	$ 206
Charge to write-down equity investments*	28	--	28	--
Various litigation matters**	25	--	25	--
Gain on the sale of a minor product line*	--	--	(20)	--
Gains on the sales of research-related equity investments*	--	--	--	(17)
Harmonization of accounting methodology+	--	--	--	(175)
Total significant items	$63 ===	$70 ===	$65 ===	$ 14 =====

*	Included in Other (income)/deductions-net.
**	$15 million included in Other (income)/deductions-net and $10 million in Selling, informational and administrative expenses.
+	Included as an increase in Revenues.

Note 7:  Comprehensive Income

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net income	$2,350	$2,072	$6,270	$5,832
Other comprehensive income/ (expense):
Currency translation adjustment and hedges	250	77	114	(63)
Holding gain/(loss) on investment securities arising during period--net of tax	28	(72)	(43)	(127)
Reclassification adjustment--net of tax	--	--	--	(10)
Net gain/(loss) on investment securities	28	(72)	(43)	(137)
Total other comprehensive income/(expense)	278	5	71	(200)
Total comprehensive income	$2,628 ======	$2,077 ======	$6,341 ======	$5,632 ======

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first nine months of 2002 was:

(in millions)	2002

Opening balance	$(1,523)
Translation adjustments and hedges	114
Ending balance	$(1,409) =======

Note 8:   Earnings Per Share

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended		Nine Months Ended
(in millions, except per common share data)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
Earnings:

Income from continuing operations before cumulative effect of a change in accounting principle	$2,350	$2,072	$6,680	$5,795
Discontinued operations--net of tax	--	--	--	37
Income before cumulative effect of a change in accounting principle	2,350	2,072	6,680	5,832
Cumulative effect of a change in accounting principle--net of tax	--	--	(410)	--
Net income	$2,350 =======	$2,072 =======	$6,270 =======	$5,832 =======

Basic:
Weighted average number of common shares outstanding	6,126.3 =======	6,241.2 =======	6,172.3 =======	6,246.1 =======

Basic earnings per common share:

Income from continuing operations before cumulative effect of a change in accounting principle	$ .39	$ .33	$ 1.09	$ .93
Discontinued operations--net of tax	--	--	--	--
Cumulative effect of a change in accounting principle--net of tax	--	--	(.07)	--
Net income	$ .39 =======	$ .33 =======	$ 1.02 =======	$ .93 =======

Diluted:
Weighted average number of common shares outstanding	6,126.3	6,241.2	6,172.3	6,246.1

Common share equivalents--stock options and stock issuable under employee compensation plans	75.9	118.0	89.9	125.9

Weighted average number of common shares outstanding and common share equivalents	6,202.2 =======	6,359.2 =======	6,262.2 =======	6,372.0 =======

Diluted earnings per common share:

Income from continuing operations before cumulative effect of a change in accounting principle	$ .38	$ .33	$ 1.07	$ .92
Discontinued operations--net of tax	--	--	--	--
Cumulative effect of a change in accounting principle--net of tax	--	--	(.07)	--
Net income	$ .38 =======	$ .33 =======	$ 1.00 =======	$ .92 =======

Stock options and stock issuable under employee compensation plans representing equivalents of 297 million shares of common stock during the three months ended September 29, 2002, 204 million shares of common stock during the nine months ended September 29, 2002 and 137 million shares of common stock during the three months and nine months ended September 30, 2001 had exercise prices greater than the average market price of our common stock. These common stock equivalents were outstanding during the three months and nine months ended September 29, 2002 and September 30, 2001 but were excluded from the computation of diluted earnings per common share for those periods because their inclusion would have had an antidilutive effect.

Note 9:  Segment Information

Revenues and profits by segment for the three months ended September 29, 2002 and September 30, 2001 were as follows:

(in millions)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2002	$ 7,447	$1,278	$ --	$ 8,725
	2001	6,583	1,241	--	7,824

Segment profit	2002	$ 3,072	$ 257	$ (298)*	$ 3,031**
	2001	2,758	223	(227)*	2,754**

Revenues and profits by segment for the nine months ended September 29, 2002 and September 30, 2001 were as follows:

(in millions)		Pharma- ceuticals	Consumer Products	Corporate/ Other	Consolidated

Revenues	2002	$21,301	$3,876	$ --	$25,177
	2001	19,299	3,730	--	23,029

Segment profit	2002	$ 8,993	$ 751	$(1,080)*	$ 8,664**
	2001	8,067	688	(1,010)*	7,745**

*  Includes interest income/(expense) and corporate expenses. Corporate also includes other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

** Equals income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle.

Revenues for each group of similar products are as follows:

(in millions)	Third Quarter			First Nine Months
	2002	2001	% Change	2002	2001	% Change

Cardiovascular diseases	$3,351	$2,924	15	$ 9,537	$ 8,325	15
Infectious diseases	807	787	3	2,450	2,523	(3)
Central nervous system disorders	1,411	1,181	20	4,056	3,419	19
Diabetes	78	76	2	224	228	(2)
Arthritis	88	87	1	260	272	(4)
Allergy	278	252	11	802	700	15
Urogenital conditions	437	375	17	1,244	1,103	13
Alliance revenue	434	375	16	1,121	967	16
Other	174	175	(1)	496	562	(12)
Total human pharmaceuticals excluding harmonization of accounting methodology	7,058	6,232	13	20,190	18,099	12
Harmonization of accounting methodology	--	--	--	--	175	--
Total human pharmaceuticals	7,058	6,232	13	20,190	18,274	10
Companion animal products	140	120	17	385	331	16
Livestock products	140	133	4	409	389	5
Total Animal Health	280	253	10	794	720	10
Capsugel	109	98	11	317	305	4
Total pharmaceuticals	7,447	6,583	13	21,301	19,299	10
Consumer Healthcare products	609	577	6	1,893	1,731	9
Confectionery products	457	457	--	1,372	1,391	(1)
Shaving products	164	162	1	469	473	(1)
Tetra fish products	48	45	5	142	135	5
Total consumer products	1,278	1,241	3	3,876	3,730	4
Total revenues	$8,725 ======	$7,824 ======	12	$25,177 =======	$23,029 =======	9

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

Note 11:  Proposed Acquisition of Pharmacia Corporation

On July 15, 2002, we announced that we signed a definitive agreement to merge with Pharmacia Corporation (Pharmacia) in a stock-for-stock transaction valued on that date at approximately $60 billion. Under terms of the merger agreement, which has been approved by the boards of directors of both Pfizer and Pharmacia, after the spin-off by Pharmacia of Monsanto Inc., its agricultural products division, (which occurred on August 13, 2002), upon close of the transaction we will exchange 1.4 shares of Pfizer common stock for each outstanding share of Pharmacia common stock in a tax-free transaction resulting in the issuance of approximately 2 billion shares of Pfizer common stock. We also will exchange 1.4 options on Pfizer common stock for each outstanding Pharmacia option at the merger date. In addition, each share of Pharmacia convertible perpetual preferred stock will be exchanged for a newly created class of Pfizer convertible perpetual preferred stock with rights substantially identical to the rights of the Pharmacia convertible perpetual preferred stock. The close of the transaction is subject to shareholder approval at both companies, governmental and regulatory approvals and other usual and customary closing conditions. We are targeting closing the transaction by year-end 2002; however, the final regulatory review process may result in the closing occurring early in the first quarter of 2003.

On October 21, 2002, the Securities and Exchange Commission (SEC) declared effective our Registration Statement on Form S-4 in connection with our proposed acquisition of Pharmacia. The Registration Statement includes a joint proxy statement/prospectus that has been sent to the shareholders of both companies. We have scheduled a Pfizer shareholder meeting on December 6, 2002 to vote to increase the number of authorized shares as well as to vote on the proposed acquisition. Pharmacia has announced a meeting for its shareholders to take place on December 9, 2002 to vote on the proposed acquisition.

Note 12:  Other Matters

On June 27, 2002, we announced that we are exploring strategic options for the Adams confectionery business and the Schick-Wilkinson Sword shaving products business, including possible sale of the businesses. Earlier in the year, we announced that we were exploring strategic options for the Tetra aquarium and pond supplies business, including possible sale of the business. On November 5, 2002, we entered into an agreement to sell the Tetra business for $238.5 million to The Triton Fund. The sale is subject to normal regulatory approvals and other closing conditions and is expected to close by year-end.

On July 15, 2002, we announced an increase in the share-purchase program authorized by our board of directors on June 27, 2002 from $10 billion to $16 billion. We will buy back our common stock via open market purchases, as circumstances and prices warrant, with the anticipation of completing the share-purchase program in 2003. Under the current share-purchase program, we purchased approximately 93.4 million shares of common stock at an average price of $29.22 per share, at a total cost of approximately $2.73 billion. In May 2002, we completed the share-purchase program authorized in June 2001. In total, we purchased approximately 120 million shares at a total cost of $4.8 billion under the June 2001 program. Purchased shares are available for general corporate purposes.

On October 24, 2002, our board of directors declared a $.13 per share fourth-quarter 2002 cash dividend on our common stock, payable December 5, 2002 to shareholders of record on November 15, 2002.

On November 12, 2002, the SEC declared effective our $5 billion debt shelf-registration statement.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 29, 2002 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 29, 2002 and September 30, 2001 and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
November 13, 2002

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Statement of Income follow:

(in millions, except per common share data)	Third Quarter			First Nine Months
	2002	2001	% Change	2002	2001	% Change

Revenues	$8,725	$7,824	12	$25,177	$23,029	9

Cost of sales	1,314	1,177	12	3,717	3,551	5
% of revenues	15.1%	15.0%		14.8%	15.4%

Selling, informational and administrative expenses	2,946	2,597	13	8,758	7,861	11
% of revenues	33.8%	33.2%		34.8%	34.1%

R&D expenses	1,263	1,188	6	3,721	3,332	12
% of revenues	14.5%	15.2%		14.8%	14.5%

Merger-related costs	114	113	2	390	589	(34)
% of revenues	1.3%	1.4%		1.5%	2.6%

Other (income)/deductions-net	57	(5)	*	(73)	(49)	47

Income from continuing operations before taxes on income and cumulative effect of a change in accounting principle	$3,031	$2,754	10	$ 8,664	$ 7,745	12
% of revenues	34.7%	35.2%		34.4%	33.6%

Provision for taxes on income	$ 680	$ 679	--	$ 1,981	$ 1,936	2

Effective tax rate	22.4%	24.7%		22.9%	25.0%

Income from continuing operations before cumulative effect of a change in accounting principle	$2,350	$2,072	13	$ 6,680	$ 5,795	15
% of revenues	26.9%	26.5%		26.5%	25.2%

Discontinued operations-net of tax	--	--	--	--	37	*

Income before cumulative effect of a change in accounting principle	2,350	2,072	13	6,680	5,832	15
% of revenues	26.9%	26.5%		26.5%	25.3%

Cumulative effect of a change in accounting principle-net of tax	--	--	--	(410)	--	*

Net income	$2,350 ======	$2,072 ======	13	$ 6,270 =======	$ 5,832 =======	8
% of revenues	26.9%	26.5%		24.9%	25.3%

Earnings per common share:
Basic:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .39	$ .33	18	$ 1.09	$ .93	17
Discontinued operations-net of tax	--	--	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	--	(.07)	--	*
Net income	$ .39 ======	$ .33 ======	18	$ 1.02 =======	$ .93 =======	10

Diluted:
Income from continuing operations before cumulative effect of a change in accounting principle	$ .38	$ .33	15	$ 1.07	$ .92	16
Discontinued operations-net of tax	--	--	--	--	--	--
Cumulative effect of a change in accounting principle-net of tax	--	--	--	(.07)	--	*
Net income	$ .38 ======	$ .33 ======	15	$ 1.00 =======	$ .92 =======	9

Cash dividends paid per common share	$ .13 ======	$ .11 ======	18	$ .39 =======	$ .33 =======	18

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

* Calculation not meaningful.

REVENUES

The components of the revenue increase in the first three quarters and nine months of 2002 were as follows:

	% Change from 2001
	Q1 2002	Q2 2002	Q3 2002	First Nine Months 2002

Volume	11.7%	8.7%	9.5%	10.1%
Price	1.4	0.5	0.3	0.6
Revenue growth excluding accounting harmonization and foreign exchange	13.1	9.2	9.8	10.7
Foreign exchange	(2.1)	(1.5)	1.7	(0.6)
Revenue growth excluding accounting harmonization	11.0	7.7	11.5	10.1
Accounting harmonization	--	(2.3)	--	(0.8)

Total revenue increase	11.0% ====	5.4% ====	11.5% ====	9.3% ====

The revenue increase was primarily due to volume growth of our in-line products and newly launched products across major businesses and regions. Effective January 2, 2002 and July 1, 2002, we increased the published prices of certain of our human pharmaceutical products.

Changes in foreign exchange rates increased revenues in the third quarter of 2002 by $133 million or 1.7% and decreased revenues in the first nine months of 2002 by $144 million or 0.6%. The foreign exchange impact on the third quarter of 2002 revenue growth, relative to the same period last year, primarily reflects the recent weakening of the U.S. dollar relative to the Japanese yen, euro and British pound partially offset by devaluations in several Latin American markets.

In the second quarter of 2001, we brought the accounting methodology pertaining to accruals for estimated liabilities related to Medicaid discounts and contract rebates of Warner-Lambert into conformity with our historical method. We determine the amount of Medicaid discounts and contract rebates based on an estimate of reimbursable prescriptions filled for individuals covered by Medicaid or a provider with whom we contract. At Warner-Lambert, the amount of the liability was determined based on a historical percentage of sales. The adjustment reverses the cumulative effect of several years of applying different methodologies. The adjustment increased revenues in the first nine months of 2001 by $175 million.

The components of the revenue increase in the four quarters and year ended 2001 were as follows:

	% Change from 2000
	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Year 2001

Volume	9.3%	9.5%	12.3%	11.8%	10.8%
Price	0.7	4.2	1.4	2.0	2.0
Foreign exchange	(3.2)	(3.7)	(3.4)	(1.6)	(2.9)

Total revenue increase	6.8% ====	10.0% ====	10.3% ====	12.2% ====	9.9% ====

Revenues by Country

Revenues by country for the third quarter and the first nine months and the changes over the prior year were as follows:

(in millions)	Third Quarter
	2002	% of Revenues	2001	% of Revenues	% Change

United States	$ 5,399	61.8	$ 4,888	62.5	10
Japan	562	6.4	493	6.3	14
All Other	2,764	31.8	2,443	31.2	13
Consolidated	$ 8,725 =======	100.0 =====	$ 7,824 =======	100.0 =====	12

	First Nine Months
	2002	% of Revenues	2001	% of Revenues	% Change

United States	$15,551	61.8	$14,219	61.8	9
Japan	1,602	6.4	1,493	6.5	7
All Other	8,024	31.8	7,317	31.7	10
Consolidated	$25,177 =======	100.0 =====	$23,029 =======	100.0 =====	9

Revenues by Segment

Revenues by segment for the third quarter and the changes over the prior year were as follows:

(in millions)	2002	% of Revenues	2001	% of Revenues	% Change

Pharmaceuticals
U.S.	$4,732	54.2	$4,240	54.2	12
International	2,715	31.2	2,343	29.9	16
Worldwide	7,447	85.4	6,583	84.1	13

Consumer Products
U.S.	667	7.6	648	8.3	3
International	611	7.0	593	7.6	3
Worldwide	1,278	14.6	1,241	15.9	3

Total	$8,725 ======	100.0 =====	$7,824 ======	100.0 =====	12

Revenues by segment for the first nine months and the changes over the prior year were as follows:

(in millions)	2002	% of Revenues	2001	% of Revenues	% Change

Pharmaceuticals
U.S.	$13,499	53.6	$12,296	53.4	10
International	7,802	31.0	7,003	30.4	11
Worldwide	21,301	84.6	19,299	83.8	10

Consumer Products
U.S.	2,052	8.2	1,923	8.4	7
International	1,824	7.2	1,807	7.8	1
Worldwide	3,876	15.4	3,730	16.2	4

Total	$25,177 =======	100.0 =====	$23,029 =======	100.0 =====	9

Pharmaceuticals

The pharmaceuticals segment includes our human pharmaceuticals and animal health businesses as well as Capsugel, a capsule manufacturing business.

Worldwide revenues of the pharmaceuticals segment follow:

(in millions)	Third Quarter			First Nine Months
	2002	2001	% Change	2002	2001	% Change

Cardiovascular diseases	$3,351	$2,924	15	$ 9,537	$ 8,325	15
Infectious diseases	807	787	3	2,450	2,523	(3)
Central nervous system disorders	1,411	1,181	20	4,056	3,419	19
Diabetes	78	76	2	224	228	(2)
Arthritis	88	87	1	260	272	(4)
Allergy	278	252	11	802	700	15
Urogenital conditions	437	375	17	1,244	1,103	13
Alliance revenue	434	375	16	1,121	967	16
Other	174	175	(1)	496	562	(12)
Total human pharmaceuticals excluding harmonization of accounting methodology	7,058	6,232	13	20,190	18,099	12
Harmonization of accounting methodology	--	--	--	--	175	--
Total human pharmaceuticals	7,058	6,232	13	20,190	18,274	10
Animal Health	280	253	10	794	720	10
Capsugel	109	98	11	317	305	4
Total pharmaceuticals	$7,447 ======	$6,583 ======	13	$21,301 =======	$19,299 =======	10

Worldwide human pharmaceutical revenues grew by 13% in the third quarter of 2002 and 10% in the first nine months of 2002. Excluding the impact of foreign exchange and the harmonization of an accounting methodology in 2001, worldwide human pharmaceutical revenues grew by 11% in the third quarter of 2002 and 12% in the first nine months of 2002. Worldwide human pharmaceutical revenues on a geographic basis follow:

(in millions)	Third Quarter

	U.S.			International
	2002	2001	% Change	2002	2001	% Change

As reported	$ 4,555	$ 4,072	12	$2,503	$2,160	16
Excluding impact of foreign exchange and harmonization of accounting methodology	$ 4,555	$ 4,072	12	$2,374	$2,160	10

	First Nine Months

	U.S.			International
	2002	2001	% Change	2002	2001	% Change

As reported	$12,993	$11,830	10	$7,197	$6,444	12
Excluding impact of foreign exchange and harmonization of accounting methodology	$12,993	$11,655	11	$7,262	$6,444	13

Eleven products-Lipitor, Norvasc, Celebrex, Bextra, Geodon, Aricept, Zoloft, Neurontin, Viagra, Diflucan and Zyrtec-representing 82% of our human pharmaceutical revenues in the third quarter of 2002 (66% of total company revenues) and 81% of our human pharmaceutical revenues (65% of total company revenues) in the first nine months of 2002 grew an aggregate 17% in both the third quarter and first nine months of 2002. Revenue information on these and several of our other major human pharmaceutical products follow:

		Third Quarter

			% Change From 2001
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$2,020	22	19
Norvasc	Cardiovascular diseases	963	9	6
Cardura	Cardiovascular diseases	132	3	(2)
Accupril/ Accuretic	Cardiovascular diseases	162	6	4
Zithromax	Infectious diseases	270	1	--
Diflucan	Infectious diseases	281	7	4
Viracept	Infectious diseases	86	(8)	(8)
Viagra	Urogenital conditions	437	17	15
Zoloft	Central nervous system disorders	653	9	8
Neurontin	Central nervous system disorders	567	29	27
Geodon	Central nervous system disorders	57	147	147
Aricept*	Central nervous system disorders	53	30	20
Celebrex**	Arthritis	27	46	38
Zyrtec	Allergy	278	11	11
Aricept, Bextra, Celebrex, Spiriva and Rebif	Alliance revenue	434	16	16

* Represents direct sales under license agreement with Eisai Co., Ltd.
**Represents direct sales under license agreement with Pharmacia Corporation.

		First Nine Months

			% Change From 2001
Product	Category	(millions)	As Reported	Excluding Foreign Exchange

Lipitor	Cardiovascular diseases	$5,655	24	24
Norvasc	Cardiovascular diseases	2,779	6	7
Cardura	Cardiovascular diseases	395	(2)	(1)
Accupril/ Accuretic	Cardiovascular diseases	478	9	9
Zithromax	Infectious diseases	929	(2)	(1)
Diflucan	Infectious diseases	794	3	3
Viracept	Infectious diseases	251	(9)	(9)
Viagra	Urogenital conditions	1,244	13	13
Zoloft	Central nervous system disorders	1,967	14	14
Neurontin	Central nervous system disorders	1,593	27	27
Geodon	Central nervous system disorders	143	29	30
Aricept*	Central nervous system disorders	148	35	33
Celebrex**	Arthritis	69	25	24
Zyrtec	Allergy	801	15	15
Aricept, Bextra, Celebrex, Spiriva and Rebif	Alliance revenue	1,121	16	16

* Represents direct sales under license agreement with Eisai Co., Ltd.
**Represents direct sales under license agreement with Pharmacia Corporation.
  Lipitor, for the treatment of elevated cholesterol levels in the blood, is the largest-selling pharmaceutical product in the world. The independent steering committee of a major clinical trial involving Lipitor announced its decision to stop the Lipitor portion of the trial earlier than expected because of favorable test results; initial results showed patients receiving Lipitor had significantly fewer fatal and non-fatal heart attacks as well as strokes. In November 2002, the U.S. Food and Drug Administration (FDA) approved Lipitor for use in children 10 to 17 years of age.
  Norvasc's sales growth reflects the favorable benefits Norvasc provides to patients--once-daily dosing, tolerability and 24-hour control of hypertension and angina. Norvasc is the most-prescribed cardiovascular agent worldwide.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and the second-largest-selling antibiotic worldwide. Zithromax was approved by the FDA in May 2002 as the first and only three-day regimen for the treatment of severe acute bacterial symptoms of chronic obstructive pulmonary disease (COPD). In September 2002, we launched the new Zithromax Tri-Pak dosage form (500 mg once daily). In the first quarter of 2002, we launched Zithromax oral suspension as both a single-dose regimen and a three-day regimen for the treatment of acute otitis media (middle ear infection) in pediatric patients. Also launched in the first quarter of 2002 was Zithromax IV (for use in a new intravenous delivery device). Regulatory review for Zithromax IV outside the U.S. is progressing and approvals are expected throughout Europe during 2002.
  Diflucan's sales volume after 14 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viagra, a treatment for erectile dysfunction, is the world's most recognized pharmaceutical brand and among the most widely prescribed medications. In the U.S., Viagra achieved its highest monthly total prescription level ever in August 2002 with 1.38 million prescriptions, a 13% increase over the same month last year.
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (OCD) in adults and children, panic disorder and post-traumatic stress disorder in adults, is the most-prescribed selective serotonin re-uptake inhibitor (SSRI) in the U.S. The product has sustained strong growth globally notwithstanding the launch of generic fluoxetine (generic form of the antidepressant Prozac) in the U.S. and paroxetine (generic form of the antidepressant Paxil) and citalopram (generic form of the antidepressant Celexa) elsewhere. In May 2002, the FDA approved Zoloft for the treatment of premenstrual dysphoric disorder (PMDD). With the approval for the treatment of PMDD, Zoloft is the antidepressant in the U.S. market with the most approved indications across mood and anxiety disorders. In August 2002, Zoloft received labeling in the U.S. featuring the results of the first and only studies assessing the utility of an SSRI in the maintenance treatment of panic disorder and OCD. Zoloft is the only SSRI with labeling for long-term use (up to 25 months) across the above-mentioned anxiety disorders.
  Neurontin is the world's top-selling anticonvulsant for use in adjunctive therapy for epilepsy. Neurontin is also approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. In May 2002, the FDA approved Neurontin for the management of post-herpetic neuralgia, which is described as pain in the area affected by a viral infection commonly known as shingles. Neurontin is the first oral medication approved in the U.S. for this condition.
  Geodon, for the treatment of symptoms associated with schizophrenia, was launched in the first quarter of 2001. The intramuscular (IM) formulation of Geodon was approved by the FDA in June 2002 making it the first new generation (atypical antipsychotic) medicine for schizophrenia approved in the U.S. for IM use. To date, Geodon has been launched in Sweden, Germany and the U.S. as well as 21 other markets. Up to 15 additional launches of Geodon capsules or IM are planned for late 2002 or early 2003.
  Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec's sales growth reflects the product's strong sales of Zyrtec syrup, which is the most-prescribed antihistamine syrup in the U.S., and Zyrtec-D 12 Hour launched in the third quarter of 2001. Zyrtec-D 12 Hour is the only prescription oral antihistamine decongestant combination medicine approved to treat both year-round indoor and outdoor allergies, as well as nasal congestion. In November 2002, the FDA approved Zyrtec for use in children six months of age and older.
  Alliance revenue reflects revenue associated with the co-promotion of the following products:

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd., is the world's leading medicine for the treatment of symptoms of Alzheimer's disease.

Celebrex, a COX-2 specific inhibitor discovered and developed by our alliance partner Pharmacia Corporation (Pharmacia), is used for relief of the pain and inflammation of osteoarthritis (OA), adult rheumatoid arthritis (RA), acute pain and primary dysmenorrhea (menstrual pain) in adults. In addition, Celebrex is approved to reduce the number of adenomatous colorectal polyps in familial adenomatous polyposis, a rare genetic disease that may result in colorectal cancer, as an adjunct to usual care. With the approval for acute pain and primary dysmenorrhea in the U.S., Celebrex is the COX-2 specific inhibitor approved to treat the broadest range of conditions. In June 2002, the FDA approved revised labeling for Celebrex. The new prescribing information includes additional gastrointestinal safety data and data indicating that there was no increased risk for serious cardiovascular adverse events observed, including heart attack, stroke and unstable angina.

Bextra (valdecoxib), discovered and developed by our alliance partner Pharmacia, is used for relief of the pain and inflammation of OA, RA, and primary dysmenorrhea. Bextra was approved by the FDA in November 2001 and launched in the U.S. in April 2002. In July 2002, the regulatory authorities in Europe recommended Bextra for approval. Pfizer and Pharmacia are currently in discussions with the FDA regarding the receipt of some spontaneous adverse reports involving serious skin and hypersensitivity reactions among patients taking Bextra. Some of these cases have occurred in patients with a history of allergic-type reactions to sulfonamides. These reports were identified, reviewed, and reported through the companies' post-marketing pharmacovigilance program. A letter was sent to healthcare providers notifying them of the additional information regarding these adverse events. We are currently in discussions with the FDA regarding appropriate changes to the Bextra package insert.

Pharmacia's worldwide sales of Celebrex decreased 3% to $824 million in the third quarter of 2002 and increased 1% to $2,238 million in the first nine months of 2002. Pharmacia's worldwide sales for Bextra were $139 million in the third quarter of 2002 and $286 million in the first nine months of 2002.

Rebif, a treatment for multiple sclerosis (MS), was approved by the FDA and launched in the U.S. in March 2002.

On July 11, 2002, we announced an agreement with Serono, Inc. (Serono) to co-promote Serono's Rebif in the U.S. Rebif has been shown to decrease the frequency of severe symptoms and delay the accumulation of physical disability associated with relapsing forms of MS. In accordance with the terms of the agreement, on August 8, 2002, we paid Serono $200 million related to our co-promotion rights, which has been capitalized and will be amortized over the life of the agreement. We share all commercialization and development costs in the U.S. and receive payments based on Rebif sales in the U.S. Serono records all sales and continues to distribute the product worldwide, including the U.S. The product is sold under the Rebif brand name. Serono is the sole marketer for Rebif in the rest of the world.

Spiriva, discovered and developed by our alliance partner Boehringer Ingelheim, is used to treat chronic obstructive pulmonary disease. Spiriva completed mutual recognition in the European Union in April 2002 and has been launched in ten countries, including Germany and the United Kingdom.

Animal Health sales increased 10% to $280 million in the third quarter of 2002 (up 9% excluding the impact of foreign exchange) and increased 10% to $794 million in the first nine months of 2002 (up 13% excluding the impact of foreign exchange) as compared with the prior year periods. Sales of the major categories of Animal Health products in the third quarter and first nine months of 2002 were as follows:

(in millions)	Third Quarter			First Nine Months
	2002	2001	% Change	2002	2001	% Change

Companion animal products	$140	$120	17	$385	$331	16
Livestock products	140	133	4	409	389	5
Total animal health	$280 ====	$253 ====	10	$794 ====	$720 ====	10
  Revenue growth in the companion animal product lines of 17% in the third quarter of 2002 and 16% in the first nine months of 2002 was driven by strong global performance that was well balanced across key brands. This resulted in:
  an increase in sales of Rimadyl (for relief of arthritis pain in dogs) of 35% in the third quarter of 2002 and 22% in the first nine months of 2002, driven mostly by increased veterinary demand in the U.S. based on new FDA-approved post-operative pain indication.
  an increase in sales of Revolution/Stronghold (for protection against fleas and heartworm) of 25% in the third quarter of 2002 and 40% in the first nine months of 2002. This performance was largely due to the stabilization of product returns, the benefits generated from increased promotional efforts in Europe and a change from distributorship to direct customer sales in one of our Asian markets.
  an increase in sales of Clavamox/Synulox (an antibiotic for dogs and cats) of 21% in the third quarter and first nine months of 2002. The growth was due to increased brand emphasis and promotional efforts throughout our markets.
  Revenue growth in the livestock product lines of 4% in the third quarter of 2002 and 5% in the first nine months of 2002 reflects:
  an increase in livestock vaccines consisting of swine vaccine growth of 23% in the third quarter of 2002 and 16% in the first nine months of 2002. Growth was driven by the third quarter launch of Flusure (a swine influenza vaccine) in the U.S., as well as the launch of RespiSure One/Stellamune One (a single dose swine vaccine to prevent pneumonia) in our international markets.
  an increase in sales of cattle vaccines of 12% in the third quarter of 2002 and 15% in the first nine months of 2002 driven by growth in our European markets, where the livestock market has continued to show signs of recovery, and in Latin America resulting from higher sales of foot-and-mouth vaccines.

Consumer Products

Sales of the Consumer Products segment for the third quarter of 2002 increased 3% (remained flat excluding the impact of foreign exchange) and increased 4% in the first nine months of 2002 (up 6% excluding the impact of foreign exchange) as compared with the prior year periods. Worldwide sales of the Consumer Products segment follow:

(in millions)	Third Quarter			First Nine Months
	2002	2001	% Change	2002	2001	% Change

Consumer Healthcare products	$ 609	$ 577	6	$1,893	$1,731	9
Confectionery products	457	457	--	1,372	1,391	(1)
Shaving products	164	162	1	469	473	(1)
Tetra fish products	48	45	5	142	135	5
Total consumer products	$1,278 ======	$1,241 ======	3	$3,876 ======	$3,730 ======	4

Consumer Healthcare product sales increased 6% in the third quarter of 2002 (up 5% excluding the impact of foreign exchange) and increased 9% in the first nine months of 2002 (up 10% excluding the impact of foreign exchange), as compared with the prior year periods. These changes were mainly due to the sales growth of Listerine mouthwash which increased 13% in the third quarter of 2002 and 12% in the first nine months of 2002, and the success of Listerine PocketPaks which was introduced in the United States in September 2001. Worldwide revenue of Listerine PocketPaks was $44 million in the third quarter of 2002 and $162 million in the first nine months of 2002.

Sales of Confectionery products in the third quarter of 2002 remained unchanged at $457 million (up 4% excluding the impact of foreign exchange) and decreased 1% in the first nine months of 2002 (up 2% excluding the impact of foreign exchange), as compared with the prior year periods. These changes were mainly due to strong sales of Trident gums and other dental care products, which increased 14% in the third quarter of 2002 and 8% in the first nine months of 2002, partially offset by sales declines of Halls cough drops, which decreased 7% in the third quarter and first nine months of 2002.

We announced that we are exploring strategic options for the Adams confectionery business, the Schick-Wilkinson Sword shaving products business and the Tetra aquarium and pond supplies business, including possible sale of the businesses. On November 5, 2002, we entered into an agreement to sell the Tetra aquarium and pond supplies business for $238.5 million to The Triton Fund. The sale is subject to normal regulatory approvals and other closing conditions and is expected to close by year-end.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, would have an effect on our projected revenues and net income.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 12% in the third quarter of 2002 and 5% in the first nine months of 2002 as compared with the prior year periods, while revenues increased 12% in the third quarter of 2002 and 9% in the first nine months of 2002. The growth in cost of sales in the third quarter of 2002 was substantially higher than the growth through the first nine months due to the negative impact of foreign exchange. Excluding the impact of foreign exchange, cost of sales growth was only 1% in the third quarter of 2002. Revenue growth of 9% outpaced cost of sales growth of 5% on a year-to-date basis due to favorable business and product mix, the benefit of integration synergies, and improvements in manufacturing efficiencies. Manufacturing efficiencies stem from greater volume and cost reductions attributable to procurement initiatives and plant operating efficiencies.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 13% in the third quarter of 2002 and increased 11% in the first nine months of 2002 as compared with the prior year periods mainly due to strong marketing and sales support for our broad portfolio of human pharmaceutical products. Human pharmaceutical marketing expenses increased by 10% in the third quarter of 2002 and 12% in the first nine months of 2002 as compared with the prior year periods. During 2002, marketing expenses included costs associated with the second quarter U.S. launch of our new anti-arthritic product Bextra, co-promoted with Pharmacia, third quarter U.S. launch of our novel antifungal agent Vfend, and initial commercial support in the third quarter of the multiple sclerosis product Rebif, co-promoted in the U.S. with Serono.

Research and Development Expenses

Research and development (R&D) expenses increased 6% in the third quarter of 2002 and 12% in the first nine months of 2002 as compared with the prior year periods. Year over year growth for R&D spending for the third quarter and first nine months of 2002, as compared with the prior year periods, is attributable to increased support of the late-stage portfolio, higher costs as a result of the recent expansion of facilities and increased information technology costs due to the continued implementation of enterprise-wide resource management systems.

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. Currently, we have six new products that were recently approved or are undergoing regulatory review in the U.S. and/or European Union (E.U.):

  Bextra (discovered and developed by Pharmacia Corporation) for relief of the pain and inflammation of osteoarthritis and adult rheumatoid arthritis, and primary dysmenorrhea, was made available in the U.S. in February 2002 in an early experience program, and was launched in April 2002. Bextra was filed in the E.U. in June 2001. Bextra was recommended for approval by the regulatory authorities in Europe in July 2002.
  Spiriva (discovered and developed by Boehringer Ingelheim), for chronic obstructive pulmonary disease (COPD), completed mutual recognition in the E.U. in April 2002. Spiriva has now been launched in ten countries, including Germany and the U.K. Spiriva was filed in the U.S. with the FDA in December 2001. In September 2002, an advisory committee to the FDA recommended that Spiriva be approved for the long-term, once-daily maintenance treatment of bronchospasm associated with COPD.
  Vfend, a new antifungal, was approved in both oral and intravenous forms in the U.S. by the FDA in May 2002 and in the E.U. in March 2002. Vfend was launched in July 2002 in the U.S. and in Europe in September 2002.
  Geodon, a new antipsychotic, was launched in the U.S. in the first quarter of 2001. In June 2002, the FDA approved the IM form of Geodon making it the first new generation (atypical antipsychotic) medicine for schizophrenia approved in the U.S. for IM use. Geodon IM was launched in the U.S. in September 2002. Geodon has also been launched in Sweden, Germany and 21 other countries. Launches of both the oral and IM form of Geodon will continue to occur in 15 countries throughout 2002 and 2003.
  Relpax, a treatment for migraine headaches, completed mutual recognition and approval in the E.U. in July 2001 and has been launched in the U.K., Italy, Japan and other markets. In April 2002, we received marketing approval for Relpax in Japan and launched the product in July 2002. In the U.S., we recently completed a cardiovascular physiology safety study requested by the FDA in their approvable letter of December 2000. We analyzed the data and submitted the results to the FDA in June 2002. We anticipate FDA approval by year end 2002 and U.S. launch soon thereafter.
  Rebif, which we co-promote with Serono in the U.S., has been shown to decrease the frequency of severe symptoms and delay the accumulation of physical disability associated with relapsing forms of multiple sclerosis. Rebif was approved by the FDA and launched in the U.S. in March 2002.

We expect to launch all six products in new markets once regulatory approval is received. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our new products.

In the first nine months of 2002, we submitted the following new indications/dosage forms to the FDA:

Product	Indication	Date Submitted
Geodon	Liquid oral suspension dosage form	September 2002

Viracept	HIV - new dosage form	June 2002

Accupril	Pediatric	March 2002

Zoloft	Social phobia	January 2002

In September 2002, our co-marketing partner Eisai submitted a supplemental New Drug Application (NDA) with the FDA for the use of Aricept in the treatment of vascular dementia.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication
Viagra	Female sexual arousal disorder
Pulmonary arterial hypertension in both children and adults

Lipitor/Norvasc	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc

Celebrex	Sporadic adenomatous polyposis - a precancerous condition caused by growths in the intestines
Bladder cancer
Barrett's esophagus - a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis - a precancerous skin growth caused by overexposure to sunlight
Ankylosing spondylitis - an inflammation of the spine
Chronic low back pain

Geodon	Mania

It is our current intention to submit applications for the following new chemical compounds subject to ongoing negotiations and discussions with various regulatory agencies:

  darifenacin in 2002 for the treatment of overactive bladder pregabalin in 2003 for the treatment of neuropathic pain, epilepsy, and generalized anxiety disorder
  Lipitor/Norvasc dual therapy in early 2003 and make it available to patients by 2004

Advanced-stage clinical studies are continuing for several agents, including capravirine for HIV/AIDS, lasofoxifene for osteoporosis and other indications, and Exubera, an inhalable form of insulin under co-development, co-manufacture, and co-marketing with Aventis Pharma (Aventis), with the participation of Inhale Therapeutic Systems.

Together with Aventis, we will complete additional long-term studies for the Exubera development program. These trials are well under way and involve patients with Type 1 and Type 2 diabetes. Because of the potential widespread use of Exubera among diabetes patients, additional rigorous testing and assessment of all pulmonary function measures are appropriate to deepen the medical understanding of diabetes and Exubera's role in the future management of diabetes. Based on interim data from one-year controlled safety studies, we are confident that Exubera will be an important medication to treat this devastating disease. We are continuing our discussions with regulatory agencies regarding the timing of the submission.

Additional product-related programs are in various stages of discovery and development.

Merger-Related Synergies

The growth rates of cost of sales, SI&A expenses and R&D expenses were reduced for the quarter and the year due to greater synergies related to the acquisition of Warner-Lambert. Merger-related synergies of about $440 million were achieved in the third quarter of 2002 versus about $360 million in the prior year period. Merger-related synergies of about $1.3 billion were achieved in the first nine months of 2002 versus about $1.0 billion in the prior year period.

MERGER-RELATED COSTS

We incurred the following merger-related costs in connection with our merger with Warner-Lambert which was completed on June 19, 2000:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Integration costs	$100	$ 66	$282	$330
Restructuring charges	14	47	108	259
Total merger-related costs	$114 ====	$113 ====	$390 ====	$589 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(in millions)	Year 2000	Year 2001	Nine Months Ended Sept. 29, 2002	Total	Utilization Through Sept. 29, 2002	Reserve* Sept. 29, 2002

Employee termination costs	$876	$258	$97	$1,231	$(1,166)	$65
Property, plant and equipment	46	84	--	130	(130)	--
Other	25	30	11	66	(62)	4
	$947 ====	$372 ====	$108 ====	$1,427 ======	$(1,358) =======	$69 ===

*Included in Other current liabilities.

Through September 29, 2002, the charges for employee termination costs represent the approved reduction of our work force by 7,611 people, mainly comprising administrative functions for corporate, manufacturing, distribution, sales and research. We notified these people and as of September 29, 2002, 7,394 employees were terminated. We will complete terminations of the remaining personnel by September 29, 2003. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at September 29, 2002 and $215 million at December 31, 2001. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

The impairment and disposal charges through September 29, 2002 for property, plant and equipment in the above table include the consolidation of facilities and related fixed assets, a contract termination payment and termination of certain software installation projects. Other restructuring charges in the nine months ended September 29, 2002 consist of charges for contract termination payments-$6 million ($2 million in the third quarter ended September 29, 2002); facility closure costs-$4 million ($2 million in the third quarter ended September 29, 2002) and assets we wrote off, including inventory and intangible assets-$1 million (none in the third quarter ended September 29, 2002). Since inception of the merger, other restructuring charges consist of charges for contract termination payments-$49 million; facility closure costs-$10 million and assets we wrote off, including inventory and intangible assets-$7 million.

We expect to incur additional restructuring and integration charges in future periods as the integration of Pfizer and Warner-Lambert continues.

We anticipate total merger-related costs through 2002, excluding the transaction costs of approximately $1.8 billion related to Warner-Lambert's termination of the Warner-Lambert/American Home Products merger agreement, of about $2.8 billion.

Other (income)/deductions-net

The following components were included in Other (income)/deductions-net for the third quarter and first nine months of 2002 and 2001:

(in millions)	Third Quarter			First Nine Months
	2002	2001	% Change	2002	2001	% Change

Interest income	$(95)	$(129)	(26)	$(279)	$(424)	(34)

Interest expense	73	69	5	186	212	(12)

Co-promotion charges	10	70	(86)	32	206	(84)

Charge to write-down equity investments	28	--	--	28	--	--

Various litigation matters	15	--	--	15	--	--

Amortization of goodwill and other intangibles	4	23	(83)	25	72	(65)

Foreign exchange	38	7	443	42	18	135

Gain on the sale of a minor product line	--	--	--	(20)	--	--

Gains on the sales of research-related equity investments	--	--	--	--	(17)	--
Other, net	(16)	(45)	(64)	(102)	(116)	(12)

Other (income)/ deductions-net	$ 57 ====	$ (5) =====	*	$ (73) =====	$ (49) =====	47
* Calculation not meaningful.

Interest income in the third quarter and first nine months of 2002 decreased over the prior year periods as a result of significantly lower short-term interest rates, partially offset by increased levels of investments. Interest expense in the third quarter of 2002 increased over the prior year period as a result of higher average levels of borrowings in 2002 related primarily to the share-purchase program. The lower interest expense in the first nine months of 2002 reflects lower average interest rates, partially offset by higher average levels of borrowings. Amortization of goodwill and other intangibles decreased in the third quarter and first nine months of 2002 over the prior year periods largely as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Amortization of other intangibles is also recorded in Cost of sales and Research and development expenses in the condensed consolidated statement of income.

TAXES ON INCOME

Our projected tax rate for continuing operations in 2002 is 22.9%. Our projected tax rate of 23.5% for continuing operations in 2002, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs has been reduced from the first quarter 2002 estimate of 25.0%. This rate reduction is due primarily to changes in product mix and tax-planning initiatives.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations, excluding certain significant items and merger-related costs, increased 12% in the third quarter of 2002. Income from continuing operations, excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs, increased 12% in the first nine months of 2002. A reconciliation between reported income from continuing operations before cumulative effect of a change in accounting principle and income from continuing operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs follows:

	Third Quarter			First Nine Months
(in millions)	2002	2001	% Change	2002	2001	% Change

Earnings:

Income from continuing operations before cumulative effect of a change in accounting principle, as reported	$ 2,350	$ 2,072	13	$ 6,680	$ 5,795	15
Certain significant items and merger-related costs (see below)	102	113	(10)	292	411	(29)
Income from continuing operations excluding the cumulative effect of a change in accounting principle, certain significant items and merger-related costs	$ 2,452	$ 2,185	12	$ 6,972	$ 6,206	12
	=======	=======		=======	=======

Certain significant items and merger-related costs follow:

	Third Quarter		First Nine Months
(in millions)	2002	2001	2002	2001

Significant items, pre-tax:
Co-promotion charges*	$ 10	$ 70	$ 32	$ 206
Charge to write-down equity investments*	28	--	28	--
Various litigation matters**	25	--	25	--
Gain on the sale of a minor product line*	--	--	(20)	--
Gains on the sales of research- related equity investments*	--	--	--	(17)
Harmonization of accounting methodology+	--	--	--	(175)
Total significant items, pre-tax	63	70	65	14
Total merger-related costs	114	113	390	589
Total significant items and merger- related costs, pre-tax	177	183	455	603
Income taxes	75	70	163	192
Total significant items and merger- related costs, after-tax	$102 ====	$ 113 =====	$292 ====	$ 411 =====
*	Included in Other (income)/deductions-net.
**	$15 million included in Other (income)/deductions-net and $10 million in Selling, informational and administrative expenses.
+	Represents the harmonization of Pfizer/Warner-Lambert accounting methodology for Medicaid and contract rebate accruals and is included as an increase in Revenues.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of tax, of $37 million in the first nine months of 2001 reflects the resolution of several post-closing matters associated with the divestiture in prior years of the Medical Technology Group and the Food Science Group.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(in millions)	Sept. 29, 2002	Dec. 31, 2001

Financial assets*	$18,051	$14,613
Short-term borrowings and long-term debt	13,808	8,874

Net financial assets	$ 4,243 =========	$ 5,739 ========

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

Selected measures of liquidity and capital resources:

	Sept. 29, 2002	Dec. 31, 2001
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$12,941 =========	$8,884 ========

Working capital (millions of dollars)**	$ 5,269 =========	$4,690 ========

Shareholders' equity per common share***	$ 3.10 =========	$ 2.95 ========

* Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to countries as needed. Where local restrictions prevent intercompany financing, then cash balances would remain in the country and local needs would be met through ongoing cash flows and/or external borrowings.

**We rely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for working capital needs.

***Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trusts).

The increase in working capital from December 31, 2001 to September 29, 2002 primarily reflects:

  cash from current period operations and long-term debt issuances partially offset by:

  purchases of property, plant and equipment ($1,259 million)
  purchases of our common stock ($4,726 million)
  cash dividends on common stock ($2,382 million)

The increase in shareholders' equity per common share is primarily due to net income in excess of dividends declared and/or paid.

Net Cash Provided by Operating Activities

During the first nine months of 2002, net cash provided by operating activities was $6,449 million, as compared to $6,817 million in the 2001 period. The change in net cash provided by operating activities in 2002 was primarily due to:

  an increase in accounts receivable (an increase of $833 million) due in part to efforts in 2001 to accelerate collections from certain of our customers an increase in inventories (an increase of $109 million)

partially offset by:

  an increase in operating income

Net Cash Used in Investing Activities

During the first nine months of 2002, investing activities used net cash of $3,754 million, as compared to $5,170 million in the 2001 period. The change in net cash used in investing activities in 2002 was primarily attributable to:

  fewer purchases of property, plant and equipment (a decrease of $260 million)
  more proceeds received from sales of investments (an increase of $4,163 million)

partially offset by:

  more purchases of investments and other assets (an increase of $3,080 million)

Net Cash Used in Financing Activities

During the first nine months of 2002, net cash used in financing activities was $1,955 million, as compared to $814 million in the 2001 period. The change in net cash used in financing activities in 2002 was primarily attributable to:

  an increase in common share purchases (an increase of $2,513 million)
  an increase in cash dividends paid (an increase of $344 million)

partially offset by:

  an increase in net borrowings (an increase of $1,686 million)

In April 2002, we issued $600 million of senior unsubordinated dollar-denominated debt. The notes mature on April 15, 2009 with interest payable annually, in arrears, beginning on April 15, 2003 at a rate of 5.625%.

In July 2002, we announced an increase in the share-purchase program authorized by our board of directors on June 27, 2002 from $10 billion to $16 billion. We will buy back our common stock via open market purchases, as circumstances and prices warrant, with the anticipation of completing the share-purchase program in 2003. Under the current share-purchase program, we purchased approximately 93.4 million shares of common stock at an average price of $29.22 per share, at a total cost of approximately $2.73 billion, during the third quarter of 2002. In May 2002, we completed the share-purchase program authorized in June 2001. In total, we purchased approximately 120 million shares at a total cost of $4.8 billion under the June 2001 program. In the first nine months, under both the 2002 and 2001 programs, we purchased approximately 145 million shares of common stock at a total cost of $4,726 million. Purchased shares are available for general corporate purposes.

On November 12, 2002, the Securities and Exchange Commission (SEC) declared effective our $5 billion debt shelf-registration statement.

Proposed Acquisition

On July 15, 2002, we announced that we signed a definitive agreement to merge with Pharmacia Corporation (Pharmacia) in a stock-for-stock transaction valued on that date at approximately $60 billion. Under terms of the merger agreement, which has been approved by the boards of directors of both Pfizer and Pharmacia, after the spin-off by Pharmacia of Monsanto Inc., its agricultural products division, (which occurred on August 13, 2002), upon close of the transaction we will exchange 1.4 shares of Pfizer common stock for each outstanding share of Pharmacia common stock in a tax-free transaction resulting in the issuance of approximately 2 billion shares of Pfizer common stock. We also will exchange 1.4 options on Pfizer common stock for each outstanding Pharmacia option at the merger date. In addition, each share of Pharmacia convertible perpetual preferred stock will be exchanged for a newly created class of Pfizer convertible perpetual preferred stock with rights substantially identical to the rights of the Pharmacia convertible perpetual preferred stock. The close of the transaction is subject to shareholder approval at both companies, governmental and regulatory approvals and other usual and customary closing conditions. We are targeting closing the transaction by year-end 2002; however, the final regulatory review process may result in the closing occurring early in the first quarter of 2003.

On October 21, 2002, the SEC declared effective our Registration Statement on Form S-4 in connection with our proposed acquisition of Pharmacia. This Registration Statement includes a joint proxy statement/prospectus that has been sent to the shareholders of both companies. We have scheduled a Pfizer shareholder meeting on December 6, 2002 to vote to increase the number of authorized shares as well as to vote on the proposed acquisition. Pharmacia has announced a meeting for its shareholders to take place on December 9, 2002 to vote on the proposed acquisition.

Financial Risk Management - Interest Rate Risk

We entered into yen forward-starting interest rate swaps in the first quarter of 2002 to adjust interest-sensitive forecasted short-term borrowings from 2003 through late 2006.

OUTLOOK

We anticipate double-digit full-year 2002 revenue growth at current exchange rates, margin improvements, and continuing investments in product support and in R&D, which is expected to be about $5.2 billion for the year. We expect nine products to each contribute more than $1 billion in 2002 Pfizer revenues, including four with more than $2 billion, two with more than $3 billion and one with more than $7 billion. We expect merger-related cost savings from our merger with Warner-Lambert to be $1.8 billion for 2002.

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

  the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved competitive developments affecting our current growth products the ability to successfully market both new and existing products domestically and internationally difficulties or delays in manufacturing
  trade buying patterns
  ability to meet generic and branded competition after the loss of patent protection for our products trends toward managed care and health care cost containment possible U.S. legislation affecting pharmaceutical pricing and reimbursement, including Medicaid and Medicare contingencies related to actual or alleged environmental contamination legal defense costs, insurance expense, settlement costs and the risk of an adverse decision related to product liability, patent protection and other lawsuits our company's ability to protect its patents and other intellectual property both domestically or internationally interest rate and foreign currency exchange rate fluctuations governmental laws and regulations affecting domestic and foreign operations, including tax obligations changes in generally accepted accounting principles
  changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas growth in costs and expenses
  changes in our product mix
  the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to obtain the anticipated results and synergies from our announced proposed acquisition of Pharmacia and the increased uncertainty created by the integration of the two businesses, as well as our proposed sale of the Tetra business and the timing and success of the announced exploration of strategic options for the Adams and Schick-Wilkinson Sword businesses, including the possible sale of such businesses

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

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

Recently Issued Accounting Standard

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 amends existing accounting rules for these costs by requiring that a liability be recorded at fair value when incurred. The liability would be reviewed regularly for changes in fair value with adjustments recorded in the consolidated financial statements. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. We have not determined the impact, if any, on our consolidated financial statements of adopting the provisions of SFAS No. 146. We expect to adopt the provisions of SFAS No. 146 on January 1, 2003.

Item 4.  Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A description of the legal proceedings in which we are involved, both in general and with respect to certain specific matters and types of matters, is contained in our Reports on Form 10-K for 2001 and on Form 10-Q for the first quarter of 2002, as amended, and Form 10-Q for the second quarter of 2002. The following is limited to an update on significant developments in previously reported matters as well as descriptions of certain new matters and should be read with reference to those earlier Reports. Unless specifically indicated, all previously reported matters remain pending.

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

Norvasc

As previously reported, a generic manufacturer has filed an application with the FDA seeking approval to market amlodipine maleate, a different salt form from amlodipine besylate, which is employed in our approved product, Norvasc. The basic patent for Norvasc received an extension of term under the Hatch-Waxman Act to compensate for regulatory delays in approving the product. The generic manufacturer asserts that during the period of extension the exclusionary rights of the patent are restricted to amlodipine besylate and that after the original expiration date, February 2003, sales of amlodipine maleate would not infringe. We filed a patent infringement suit in the U. S. District Court for the District of New Jersey. The defendant has moved to dismiss the complaint. A second generic manufacturer has filed an abbreviated new drug application seeking to market amlodipine besylate, asserting the invalidity of our amlodipine patents. We also filed a patent infringement suit against this generic manufacturer in the U.S. District Court for the District of New Jersey in October 2002.

Neurontin

In the previously reported patent infringement litigation in the U. S. District Court for the District of New Jersey against generic manufacturers that filed abbreviated new drug applications asserting the invalidity and non-infringement of our gabapentin low-lactam patent, the generic manufacturers' motions to shorten the statutory 30-month stay period were denied. The defendants have filed further summary judgment motions, to which our responses are due in January 2003. The previously reported antitrust suits and counterclaims against us alleging antitrust violations in connection with our attempts to enforce our gabapentin patents have been consolidated in the same court and stayed pending the outcome of the underlying patent litigation.

Zoloft

Two generic manufacturers have each filed applications with the FDA seeking to market sertraline (Zoloft) and notified us that they are not seeking an effective date of approval until after the June 2006 expiration of the basic drug substance patent and pediatric exclusivity period. The manufacturers' applications to the FDA include challenges to later-expiring patents covering therapeutic uses and/or crystal forms of sertraline.

Lipitor

A generic manufacturer has filed an application with the FDA seeking to market atorvastatin (Lipitor) and notified us that it is not seeking an effective date of approval until after the June 2011 expiration of the patent covering the drug substance. The manufacturer's application to the FDA includes challenges to later-expiring patents covering formulations and crystal forms of atorvastatin.

Products Liability Litigation

Rezulin

As of October 31, 2002, suits filed in state and federal courts involved approximately 7,868 Rezulin users and approximately 1,088 users had asserted unfiled claims. In addition, we have agreed with certain plaintiffs' lawyers to extend the statute of limitations for approximately 30,345 people who do not have lawsuits on file and who may or may not eventually pursue claims.

On September 12, the U. S. District Court for the Southern District of New York, which is overseeing the Multidistrict proceedings, including the consolidated federal class actions, denied the plaintiffs' motion to certify a class of allegedly injured Rezulin users seeking money damages and a subclass of uninjured users seeking medical monitoring and damages for alleged consumer fraud or restitution of amounts they paid for Rezulin.

Twenty-three purported state class actions remain pending.

One of our insurance carriers that provides the first layer of excess coverage for these claims has sent us a letter denying coverage in connection with the Rezulin cases. We and our counsel believe that the carrier's position is without merit. If we are unable to resolve the matter satisfactorily with the carrier, we intend to initiate an arbitration proceeding to resolve the dispute and we would expect to prevail.

Asbestos

As of October 31, 2002, approximately 117,957 claims naming Pfizer and/or Quigley, as well as numerous other defendants, were pending in state and federal courts seeking damages for alleged asbestos exposures. Approximately 77,680 multi-defendant claims named American Optical, a former subsidiary of Warner-Lambert, alleging asbestos and other exposures.

Other Matters

Average Wholesale Price Litigation

On September 10, 2002, we were named as a defendant in a purported consolidated class action that had been previously pending in a Multidistrict proceeding in the U. S. District Court for the District of Massachusetts. The amended complaint alleges that Pfizer and other pharmaceutical manufacturers defrauded the plaintiff health care insurers and payors by selling certain products at prices lower than the published "average wholesale price" (AWP) at which the products were reimbursed by the plaintiffs. We were also added as a defendant in a virtually identical suit in state court in Los Angeles under California's unfair competition laws. Pretrial proceedings are at an early stage in both cases. Because we do not employ AWP in marketing our products, we believe both complaints are without merit.

South Africa

On October 23, 2002, we were served with a complaint in the U. S. District Court for the Southern District of New York on behalf of various purported classes and subclasses of current and former residents of South Africa, or their survivors, who allege that the defendants-83 foreign and domestic corporations-injured the plaintiffs by supporting and profiting from the Apartheid regime in South Africa during the period 1948-94. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, RICO, and a variety of other international laws and treaties relating to violations of human rights, war crimes, and crimes against humanity. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs, and attorneys' fees. We believe the action is without merit.

Lipitor

As previously reported, the Department of Justice commenced a civil investigation into pricing for Lipitor during 1998 through 2001, aimed at determining whether grants and other payments made to certain health plans and pharmacy benefit managers should be characterized as rebates, which would entitle the government to a further discount under the Medicaid best-price rules. The investigation originated with a qui tam (private False Claims Act) lawsuit filed by a former Warner-Lambert employee. Pfizer has entered into an agreement to settle allegations relating to two grants made by Warner-Lambert to the Ochsner Health Plan in 1999 for $49 million, for which a reserve had previously been taken. With respect to additional allegations of payments to pharmacy benefit managers and other health plans, both Pfizer and the government have investigated and found the allegations not substantiated. The government thus has declined to intervene in the qui tam case with respect to these allegations but the private plaintiff is free to pursue them. In addition to the settlement, Pfizer has entered into a Corporate Integrity Agreement (CIA) with the Department of Health and Human Services's Office of Inspector General. The CIA enhances elements of Pfizer's existing health care law compliance program. Because a portion of the settlement is allocated to the states under the Medicaid rebate law, Pfizer is negotiating agreements with the states that will allow the funds to be released to them.

Neurontin

The U. S. Attorney's office in Boston, Massachusetts, has been conducting an investigation into Warner-Lambert's promotion of Neurontin. The investigation originated with a qui tam lawsuit filed by a former Warner-Lambert employee, alleging that Warner-Lambert violated the Federal False Claims Act based on certain sales and marketing practices concerning Neurontin. It is possible that criminal charges and fines could result from this investigation. We continue to cooperate with the inquiry. The allegations are also under review by a coalition of state attorneys general.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of Pfizer Inc.'s tax returns through 1998 and Warner-Lambert Company through 1995. The IRS is currently conducting audits of Pfizer Inc.'s tax returns for the years 1999 and 2000 and Warner-Lambert Company for the years 1996 through 1998.

In November 1994, Belgian tax authorities notified Pfizer Research and Development Company NV/SA. ("PRDCO"), an indirect, wholly owned subsidiary of our company, of a proposed adjustment to the taxable income of PRDCO for fiscal year 1992. In January 1996, PRDCO received an assessment from the tax authorities for fiscal year 1993. On May 14, 2002, PRDCO reached an agreement with the Belgian authorities to settle this matter for an immaterial amount.

We believe that our accrual for tax liabilities are adequate for the relevant periods.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits

	1) Exhibit 12	-	Ratio of Earnings to Fixed Charges
	2) Exhibit 15	-	Accountants' Acknowledgment
	3) Exhibit 99.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	4) Exhibit 99.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed reports on Form 8-K during the third quarter ended September 29, 2002 dated July 13, 2002, August 13, 2002 and September 6, 2002.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc. (Registrant)

Dated: November 13, 2002	Loretta V. Cangialosi Loretta V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Henry A. McKinnell, certify that:

  I have reviewed this quarterly report on Form 10-Q of Pfizer Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Henry A. McKinnell

Henry A. McKinnell
Chairman of the Board
and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, David L. Shedlarz, certify that:

  I have reviewed this quarterly report on Form 10-Q of Pfizer Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ David L. Shedlarz

David L. Shedlarz
Executive Vice President and
Chief Financial Officer

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES

	Nine Months Ended Sept. 29, 2002

		Year Ended December 31,
(in millions, except ratios)		2001	2000	1999	1998	1997

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principle	$8,664	$10,329	$5,781	$6,945	$4,397	$3,979
Less:
Minority interests	3	16	14	5	2	10
Adjusted income	8,661	10,313	5,767	6,940	4,395	3,969
Fixed charges	261	366	496	463	334	389
Total earnings as defined	$8,922	$10,679	$6,263	$7,403	$4,729	$4,358
	======	=======	======	======	======	======
Fixed charges:
Interest expense (a)	$ 186	$ 266	$ 390	$ 364	$ 251	$ 315
Rents (b)	75	100	106	99	83	74

Fixed charges	261	366	496	463	334	389

Capitalized interest	23	56	46	40	26	10

Total fixed charges	$ 284 ======	$ 422 =======	$ 542 ======	$ 503 ======	$ 360 ======	$ 399 ======

Ratio of earnings to fixed charges	31.4	25.3	11.6	14.7	13.1	10.9
	======	=======	======	======	======	======

(a)	Interest expense includes amortization of debt discount and expenses.
(b)	Rents included in the computation consist of one-third of rental expense which the Company believes to be a conservative estimate of an interest factor in its leases, which are not material.

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 13, 2002, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 29, 2002, in the following Registration Statements:

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

- Form S-8 dated June 19, 2000 (File No. 333-39606),

- Form S-8 dated June 19, 2000 (File No. 333-39610),

- Form S-3 dated October 20, 2000 (File No. 333-48382),

- Form S-8 dated April 27, 2001 (File No. 333-59660),

- Form S-8 dated April 27, 2001 (File No. 333-59654),

- Form S-4 dated October 18, 2002 (File No. 333-98105), and

- Form S-3 dated October 30, 2002 (File No. 333-100853).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
November 13, 2002

EXHIBIT 99.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended September 29, 2002 (the "Report"), as filed with the Securities and Exchange Commission on November 13, 2002, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell

Henry A. McKinnell
Chairman of Board and Chief Executive Officer
November  13, 2002

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT 99.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, David L. Shedlarz, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended September 29, 2002 (the "Report"), as filed with the Securities and Exchange Commission on November 13, 2002, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ David L. Shedlarz

David L. Shedlarz
Executive Vice President and Chief Financial Officer
November 13, 2002

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.