Form 10-K
period 2002-12-31
PFIZER INC
filed 2003-03-27
CIK 78003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

☒	(Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer.

Yes ☒	No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2002, was approximately $216 billion. The registrant has no non-voting common stock.

     The number of shares outstanding of each of the registrant’s classes of common stock as of March 10, 2003 was 6,158,347,682 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders Portions of the proxy statement for the 2003 Annual Meeting of Shareholders	Parts I, II and IV Parts I and III

PART I 1
PART I
ITEM 1. BUSINESS
General
Business Segments
Pharmaceutical Segment
Consumer Products Segment
Discontinued Operations
Research and Product Development
International Operations
Marketing
Patents and Intellectual Property Rights
Competition
Raw Materials
Government Regulation and Price Constraints
Environmental Law Compliance
Banking and Insurance Subsidiaries
Tax Matters
Employees
Proposed Acquisition of Pharmacia Corporation
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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. INTENTIONALLY LEFT BLANK
ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
17(a)(1) Financial Statements
17(a)(2) Financial Statement Schedules
17(a)(3) Exhibits
17(b) Reports on Form 8-K
SIGNATURES
NONFUNDED DEFERRED COMPENSATION
COMPUTATION OF RATIO OF EARINGS
THE 2002 ANNUAL REPORT
LIST OF SUBSIDIARIES
CONSENT OF KPMG LLP
CERTIFICATION OF CEO
CERTIFICATION OF CFO

Page

PART I	1
ITEM 1. BUSINESS	1
General	1
Pfizer Website	1
Business Segments	2
Pharmaceutical Segment	2
Consumer Products Segment	4
Discontinued Operations	5
Research and Product Development	5
International Operations	6
Marketing	6
Patents and Intellectual Property Rights	7
Competition	9
Raw Materials	11
Government Regulation and Price Constraints	11
Environmental Law Compliance	13
Banking and Insurance Subsidiaries	13
Tax Matters	13
Employees	13
Proposed Acquisition of Pharmacia Corporation	13
Cautionary Factors That May Affect Future Results	14
ITEM 2. PROPERTIES	17
ITEM 3. LEGAL PROCEEDINGS	17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
EXECUTIVE OFFICERS OF THE COMPANY	19
PART II	20
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	20
ITEM 6. SELECTED FINANCIAL DATA	20
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	20
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	20
PART III	20
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	20
ITEM 11. EXECUTIVE COMPENSATION	20
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	21
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
ITEM 14. CONTROLS AND PROCEDURES	23
ITEM 15. INTENTIONALLY LEFT BLANK	23
ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES	23
PART IV	24
ITEM 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	24
17(a)(1) Financial Statements	24
17(a)(2) Financial Statement Schedules	24
17(a)(3) Exhibits	24
17(b) Reports on Form 8-K	26

PART I

ITEM 1. BUSINESS

General

     Pfizer Inc. (which may be referred to as Pfizer, the Company, we, us or our) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market leading prescription medicines for humans and animals as well as many of the world’s best-known over-the-counter products.

     The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

     In July 2002, we entered into an agreement to acquire Pharmacia Corporation. See Proposed Acquisition of Pharmacia Corporation below.

     In late 2002 and early 2003, we sold the Tetra fish-care products business and entered into agreements to sell the Adams confectionery products business and the Schick-Wilkinson Sword shaving products business, all of which formerly were part of our Consumer Products segment. In early 2003, we also entered into an agreement to sell certain of our women’s health product lines (femhrt hormone-replacement therapy and Loestrin and Estrostep contraceptives), which formerly were part of our Pharmaceutical segment. All of these divested or to-be-divested businesses and product lines are reflected as discontinued operations in our consolidated financial statements for 2002, 2001 and 2000 and in this 2002 Form 10-K. See Discontinued Operations below.

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

Pfizer Website

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.pfizer.com under the “Who We Are — For Investors — SEC Filings” captions) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

     Throughout this 2002 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, including our Annual Report to Shareholders for 2002 (2002 Annual Report) and our proxy statement for the 2003 Annual Meeting of Shareholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Portions of our 2002 Annual Report are filed as exhibit 13 to this 2002 Form 10-K. Our 2002 Annual Report and our proxy statement for the 2003 Annual Meeting of Shareholders are available on our website (www.pfizer.com); the 2002 Annual Report is set forth under the “Who We Are — For Investors — Financial Reports” captions, and the proxy statement is set forth under the “Who We Are — For Investors — SEC Filings” captions.

     Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer certifications; Business Conduct Policies; and information concerning our Directors, Board Committees, including Committee charters, and transactions in Pfizer securities by Directors and officers, is available on our website at www.pfizer.com under the “Who We Are — For Investors — Corporate Governance” captions. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is available on our website at www.pfizer.com under the “Who We Are — For Investors — Shareholder Services” captions.

Business Segments

We operate in two business segments:

•	Pharmaceutical, which includes

-	prescription pharmaceuticals for the treatment of cardiovascular diseases, infectious diseases, central nervous system disorders, diabetes, arthritis, urogenital conditions, allergies and other disorders;

-	products for livestock and companion animals; and

-	the manufacture of empty soft-gelatin capsules.

•	Consumer Products, which includes self-medications for oral care, upper respiratory health, eye care, skin care, gastrointestinal health and other products.

     Comparative segment revenues, profits and related financial information for 2002, 2001 and 2000 are presented in the table captioned Segment in Note 21 to our consolidated financial statements, Segment, Geographic and Revenue Information, on page 65 of our 2002 Annual Report. Tables captioned Percentage Change in Revenues and Percentage Change in Geographic Revenues on page 31 of our 2002 Annual Report present additional segment information. The information from those sections of our 2002 Annual Report is incorporated by reference in this 2002 Form 10-K.

     Our businesses are heavily regulated in most of the countries where we operate. In the U.S., the main regulatory authority we deal with is the Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. Similar government authorities exist in most other countries, and in many cases also regulate our prices. See Government Regulation and Price Constraints below.

Pharmaceutical Segment

     Our Pharmaceutical segment includes our human pharmaceutical and animal health businesses, as well as Capsugel, a capsule- manufacturing business.

Human Pharmaceutical

     Most of our human pharmaceutical revenues come from products in three major therapeutic classes: cardiovascular diseases, infectious diseases and central nervous system disorders. We also have products for the treatment of diabetes, urogenital conditions, allergies and other disorders, as well as copromoted products for arthritis, acute pain and menstrual pain. In 2002, human pharmaceutical revenues increased 12%, to $28.3 billion. Human pharmaceutical revenues contributed 87% of our revenues in each of 2002 and 2001 and 86% in 2000. We marketed ten human pharmaceutical products, including our copromoted products Celebrex and Aricept, with sales to third parties exceeding $1 billion each in 2002. Those ten products — Lipitor, Norvasc, Zoloft, Neurontin, Celebrex, Viagra, Zithromax, Zyrtec, Diflucan and Aricept — represented 85% of human pharmaceutical revenues and grew at a combined rate of 15% in 2002. A table captioned Revenues — Major Human Pharmaceutical Products on page 31 of our 2002 Annual Report is incorporated by reference.

     Cardiovascular disease products that treat problems affecting the heart and the blood circulatory system make up our largest therapeutic product line. Lipitor, our largest-selling product, is for treatment of high lipids (cholesterol and triglycerides) in the bloodstream. It is the largest-selling prescription drug of any kind in the world. In 2002, the FDA approved two new starting doses of Liptor, enabling physicians to better tailor therapy individually across a broad range of patients. Norvasc is a once-a-day medication for hypertension (high blood pressure) and angina (heart pain). It is the largest-selling high blood pressure and heart pain medicine in the world. Our other cardiovascular products include Cardura and Accupril/Accuretic. Cardura is used to treat hypertension and benign prostatic hyperplasia (enlarged prostate gland). Accupril/Accuretic is an angiotensin converting enzyme (ACE) inhibitor for hypertension and congestive heart failure.

     In the infectious disease medicine category, our major products include Zithromax, Diflucan and Viracept. Zithromax, an oral or injectable antibiotic, is the second-largest-selling antibiotic worldwide and the most-prescribed, brand-name, oral antibiotic in the U.S. In 2002, we launched the new Zithromax Tri-Pak dosage form, the first and only three-day regimen for the treatment of acute bacterial exacerbations of chronic obstructive pulmonary disease. Zithromax is licensed exclusively to us by Pliva, a Croatian pharmaceutical company. Diflucan is the world’s leading systemic antifungal. It is used to treat various fungal infections, including vaginal infections and certain infections that afflict HIV/AIDS and cancer patients with weakened immune systems. Complementing Diflucan is Vfend, a treatment that can be administered orally or intravenously for certain serious and potentially fatal fungal infections. Vfend was launched in the U.S. in July 2002 and in Europe during the latter part of the year. Viracept is the largest-selling protease inhibitor in the U.S., used in combination with other antiretroviral drugs for treatment of HIV/AIDS infections. We market Viracept in the U.S. and Canada.

     Our major products for treatment of central nervous system disorders include Zoloft, Neurontin and Geodon and the copromoted product Aricept. Zoloft is the most-prescribed selective serotonin reuptake inhibitor in the U.S. and a leading medicine worldwide for the treatment of depression, panic disorder, obsessive/compulsive disorder, post-traumatic stress disorder, premenstrual dysphoric disorder, and acute and long-term treatment for social anxiety disorder (for which it was approved in February 2003). Neurontin is a leading epilepsy medicine, approved as an add-on therapy with other anti-epileptic medications to treat partial seizures in patients over three years of age. It also is approved in more than 60 markets for the treatment of neuropathic pain. In 2002, Neurontin became the first oral medication approved in the U.S. to treat post-herpetic neuralgia, a persistent, painful condition that afflicts many people in the aftermath of shingles. Geodon (known as Zeldox in many markets outside the U.S.) is for the treatment of symptoms associated with schizophrenia. In 2002, we launched an intramuscular formulation of Geodon, used to treat agitated or hospitalized patients, in the U.S. Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We copromote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in various other countries. Our other products for central nervous system disorders include Relpax and the copromoted product Rebif. Relpax, an oral treatment for acute migraine headaches, is marketed throughout Europe and in Japan. It was approved in the U.S. in December 2002 and launched in the U.S. during the first quarter of 2003. Rebif, discovered and developed by Serono S.A., is used to treat symptoms of relapsing forms of multiple sclerosis. In 2002, we entered into an agreement with Serono to copromote Rebif in the U.S.

     Viagra, our medication for the treatment of erectile dysfunction, is the most widely prescribed medication in the world for the treatment of this condition.

     We copromote two medicines for the treatment of arthritis and certain other conditions, Celebrex and Bextra, with Pharmacia Corporation, which discovered and developed the drugs. Celebrex is used for the treatment of rheumatoid arthritis, osteoarthritis, acute pain, menstrual pain and familial adenomatous polyposis. Bextra was launched in the U.S. in 2002 for the treatment of rheumatoid arthritis, osteoarthritis and menstrual pain. During 2002, regulatory authorities adopted a positive opinion for granting market authorization for Bextra in the European Union and, subject to receiving final approval, launch is planned in Europe for 2003.

     Zyrtec is used for the treatment of year-round indoor and seasonal outdoor allergies and hives. It is indicated for use in children as young as six months old. Zyrtec syrup is the most-prescribed antihistamine syrup in the U.S., and Zyrtec-D 12 Hour is the only prescription oral antihistamine/decongestant combination medicine approved to treat both year-round indoor and outdoor allergies as well as nasal congestion. Zyrtec is licensed to us by the Belgian company UCB S.A. We copromote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A., and we have a license to sell Zyrtec as an over-the-counter (OTC) medicine in Canada, Europe, Australia and South Africa.

     Glucotrol XL is used to treat diabetes. It is an oral medicine that stimulates the pancreas to produce more insulin.

     Spiriva is used to treat chronic obstructive pulmonary disease (COPD), a respiratory disorder that includes chronic bronchitis and emphysema. We copromote Spiriva with Boehringer Ingelheim, which discovered and developed the drug. It was launched in Europe in 2002 and in Canada in January 2003. In December 2002, Spiriva received an approvable letter from the FDA for the long-term, once-daily maintenance treatment of bronchospasm associated with COPD.

Animal Health

     Our Animal Health business discovers, develops and sells products for the prevention and treatment of diseases in livestock and companion animals. Animal Health revenues accounted for 4% of our revenues in each of 2002, 2001 and 2000. In 2002, Animal Health revenues increased 10%, to $1.1 billion.

     Among the products we market are parasiticides, anti-inflammatories, vaccines, antibiotics and related medicines for livestock and companion animals, including the products discussed below.

     Parasiticides constitute the largest segment of the companion animal market, consisting mainly of medicines for external parasites, such as fleas, and heartworm preventatives. Our product Revolution is the first FDA-approved topical medicine that protects against fleas and heartworm in a simple, once-a-month administration.

     Rimadyl relieves pain and inflammation associated with osteoarthritis, a condition that afflicts about 20% of adult dogs. Rimadyl is the only arthritis pain medication prescribed by veterinarians available in chewable tablets as well as regular caplets.

     RespiSure/Stellamune is a single-dose vaccine used to treat pneumonia in swine.

     Dectomax injectable and pour-on formulations remove and control internal and external parasites in beef cattle.

Capsugel

     Capsugel is the world’s largest producer of two-piece capsules used in manufacturing prescription and OTC pharmaceuticals and nutritional supplements. Capsugel’s sales accounted for about 1% of our revenues in each of 2002, 2001 and 2000. In 2002, Capsugel’s revenues increased 6%, to $436 million.

Consumer Products Segment

     Our Consumer Products segment consists of our Consumer Healthcare business (CHC), one of the world’s largest suppliers of OTC medicines.

     CHC markets many of the world’s best-known consumer healthcare brands. Sales of CHC accounted for 8% of our revenues in each of 2002 and 2001 and 9% of our revenues in 2000. In 2002, revenues of CHC increased 7%, to $2.5 billion.

     CHC’s products compete primarily in the oral care, upper respiratory health, eye care, skin care and gastrointestinal health categories. CHC’s principal products include:

•	Listerine mouthwash

•	Listerine PocketPaks oral care strips

•	Benadryl antihistamine for allergies

•	Sudafed for sinus congestion

•	Zantac 75 for prevention and relief of heartburn

•	Rolaids antacid tablets

•	Efferdent denture cleaner

•	Neosporin antibiotic ointment

•	Visine eye drops

•	BenGay topical analgesic

•	Cortizone skin care products

•	Lubriderm moisturizing lotions

•	Unisom sleep aids

•	Desitin ointments for treatment of diaper rash

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

Discontinued Operations

     We sold or are in the process of selling the following businesses and product lines that do not fit our strategic goals:

•	In December 2002, we sold the Tetra fish-care products business, formerly part of our Consumer Products segment, for $238.5 million in cash.

•	In December 2002, we entered into an agreement to sell the Adams confectionery products business, formerly part of our Consumer Products segment, for $4.2 billion in cash.

•	In January 2003, we entered into an agreement to sell the Schick-Wilkinson Sword business, formerly part of our Consumer Products segment, for $930 million in cash.

•	In March 2003, we entered into an agreement to sell certain of our women’s health product lines (femhrt hormone-replacement therapy and Loestrin and Estrostep contraceptives), formerly part of our Pharmaceutical segment. The sale price is $359 million in cash, with an additional cash payment of up to $125 million contingent on femhrt and Estrostep retaining market exclusivity until the expiration of their respective patents.

     The divestitures of the Adams and Schick-Wilkinson Sword businesses and the women’s health product lines are expected to close in the first half of 2003 and are subject to the usual regulatory approvals.

     Certain financial information relating to these divested or to-be-divested businesses and product lines is set forth in Note 4 to our consolidated financial statements, Discontinued Operations, on page 51 of our 2002 Annual Report. That information is incorporated by reference.

Research and Product Development

     Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $5.2 billion in 2002, $4.8 billion in 2001 and $4.4 billion in 2000 on research and development.

     We conduct research internally, and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out innovative technologies developed by third parties to acquire or incorporate into our discovery or development processes or projects as well as our product lines through licensing or other arrangements.

     Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to development to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research.

     We believe that our investments in research have been rewarded by the number of pharmaceutical compounds and new therapies we have in all stages of development; we currently are working on more than 160 projects in development and several hundred projects in discovery research. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early development. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

     In addition to discovering and developing new products, our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In February 2003, for example, the FDA approved the additional use of Zoloft for the treatment of social anxiety disorder.

     Information concerning several of our drug candidates in development as well as supplemental filings for existing products is set forth under the heading Product Developments on pages 33 and 34 of our 2002 Annual Report. That information is incorporated by reference. In February 2003, we submitted an application to the European Medicines Evaluation Agency for approval of our developmental compound pregabalin for the treatment of neuropathic pain and for use with other medications in the treatment of epilepsy. We expect to submit an application to the FDA for the use of pregabalin for those conditions, as well as for generalized anxiety disorder, later this year.

     Our competitors also devote substantial funds and resources to research and development. In addition, the consolidation that has occurred in our industry has created companies with substantial research and development resources. The extent to which our competitors are successful in their research could result in erosion of the sales of our products and unanticipated product obsolescence.

International Operations

     We have significant operations outside the United States. They are conducted both through our subsidiaries and through distributors, and involve the same business segments — pharmaceutical and consumer products — as our U.S. operations.

     Revenues from operations outside the U.S. of $11.6 billion accounted for 35.9% of our total revenues in 2002. Revenues exceeded $500 million in each of seven countries outside the U.S. in 2002. No single country outside the U.S. contributed more than 10% of our total revenues. Japan is our second-largest national market, with 6.1% of our revenues in 2002, 6.2% in 2001 and 6.6% in 2000.

     For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 21 to our consolidated financial statements, Segment, Geographic and Revenue Information, on page 65 of our 2002 Annual Report and the table captioned Percentage Change in Geographic Revenues on page 31 of our 2002 Annual Report. Those tables are incorporated by reference.

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

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of our net assets and results of operations. In 2002, foreign exchange had a nominal impact on revenues. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 6-D to our consolidated financial statements, Derivative Financial Instruments and Hedging Activities, on pages 53 and 54 of our 2002 Annual Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

Marketing

     In our global pharmaceutical business, we promote our products to health care providers such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. We also market directly to consumers in the United States through direct-to-consumer print and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research.

     Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products. Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies.

     Through our marketing organizations, we explain the approved uses and advantages of our products to medical professionals. We work to gain access to health authority, PBM and MCO formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of our products. We also work with MCOs and PBMs to assist them with disease management, patient education and other tools that help their medical treatment routines. For example, we sponsor a program offered by the State of Florida Agency for Health Care Administration that is designed to help manage chronic diseases among Florida’s Medicaid population.

     Marketing of prescription pharmaceuticals depends to a degree on complex decisions about the scope of clinical trials made years before product approval. All drugs must complete clinical trials required by regulatory authorities to show they are safe and effective for treating one or more medical problems. A manufacturer may choose, however, to undertake additional studies, including comparative clinical trials with competitive products, to demonstrate additional advantages of a compound. Those studies can be costly and take years to complete, and the results are uncertain. Balancing these considerations makes it difficult to decide whether and when to undertake such additional studies. But, when they are successful, such studies can have a major impact on approved marketing claims and strategies.

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

     Our CHC business primarily uses its own representatives to directly promote its products. We also use print and television consumer advertising and offer sales incentives such as coupons to promote our consumer products. These products are sold through various retailers. CHC also markets and advertises certain products directly to professionals using a professional detail force.

     During 2002, sales to our three largest pharmaceutical and consumer healthcare products wholesalers were as follows:

•	McKesson, Inc. — 16.8% of our revenues;

•	AmerisourceBergen Corporation — 14.8% of our revenues; and

•	Cardinal Health, Inc. — 13.4% of our revenues.

     Sales to these wholesalers were concentrated in the Pharmaceutical segment. Apart from these instances, neither of our business segments is dependent on any one customer or group of related customers.

Patents and Intellectual Property Rights

     Our products are sold around the world under brand-name, logo and certain product design trademarks that we consider in the aggregate to be of material importance. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

     We own or license a number of U.S. and foreign patents. These patents cover

•	pharmaceutical and other products and their uses

•	pharmaceutical formulations

•	product manufacturing processes

•	intermediate chemical compounds used in manufacturing

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

     In the aggregate, our patent and related rights are of material importance to our businesses in the United States and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider significant in relation to our business as a whole, together with the year in which the basic U.S. patent expires (including, where applicable, the additional six-month pediatric exclusivity period), are those for the following drugs:

Basic U.S. Patent
Drug	Expiration Year

Accupril Diflucan Zithromax Zoloft	2003 2004 2005 2006

Basic U.S. Patent
Drug	Expiration Year

Norvasc Zyrtec Aricept Lipitor Viagra Viracept Celebrex Neurontin	2007 2007 2010 2010 2012 2013 2013 see below

     In some instances, there are later-expiring patents relating to these products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of further diseases or conditions. Such patents may not protect the Company’s drug from generic drug competition after the expiration of the basic patent.

     Zithromax is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in bulk crude form from Pliva.

     Celebrex is patented by Pharmacia Corporation, with whom we copromote Celebrex in all world markets except Japan. An action against Pharmacia and the Company alleging patent infringement with respect to the sale of Celebrex (as well as Bextra) was dismissed on March 5, 2003. The plaintiff in that action has appealed the decision.

     Zyrtec is patented by the Belgian company UCB S.A. and is licensed to us for sales in the U.S., Canada, Europe, Australia and South Africa. We copromote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. and have a license to sell Zyrtec as an OTC medicine in the other markets.

     Aricept is patented by Eisai Co., Ltd. We copromote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in various other countries.

     The basic U.S. patents relating to Neurontin expired in 1994 and 2000. However, in April 2000, a U.S. patent was granted relating to stable pharmaceutical compositions of Neurontin containing low levels of lactam impurity. This patent expires in 2017. Other companies have filed applications with the FDA seeking approval of products that we believe infringe this patent.

     In addition, other companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Norvasc, Zoloft, Diflucan, Accupril and Procardia XL. In the case of Zoloft, while generic manufacturers are challenging certain of our patents, the outcome of these challenges will not affect the timing of generic competition with this product due to the existence of additional patents.

     We have other patent rights covering additional products that have lesser revenues.

     The expiration of a product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the covered product and, particularly in the U.S., can result in a significant reduction in sales of the pioneer product. In some cases, however, we can continue to obtain commercial benefits from

•     product manufacturing trade secrets

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

     See Item 3, Legal Proceedings, below.

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

     Our human pharmaceutical business competes with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Our pharmaceutical operations are the largest in the world.

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

     Many other companies, large and small, manufacture and sell one or more products that are similar to our consumer healthcare products. Sources of competitive advantage include

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

     MCOs can include medical insurance companies, medical plan administrators, health-

maintenance organizations, alliances of hospitals and physicians and other physician organizations. The purchasing power of MCOs has been increasing in recent years due to their growing numbers of enrolled patients. At the same time, those organizations have been consolidating into fewer, even larger entities. This enhances their purchasing strength and importance to us.

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

     The growth of MCOs also appears to have led to greater usage of some drugs. The use of certain drugs can prevent the need for more costly treatments such as hospitalization, professional therapy or even surgery. Because of these advantages, such drugs can become favored first-line treatments. In addition, the current trend of some patients to opt for managed care alternatives to Medicare may increase overall pharmaceutical usage among that segment of the elderly population. Medicare generally does not pay for outpatient use of medicines, so patients who do not have another source of prescription drug coverage must bear that cost. MCOs, however, often offer drug benefits for their participants.

     These developments not only have created pressure on prices, but also have increased sales of products on formularies. We have been generally, although not universally, successful in having our major products included on MCO formularies.

     Another way we address the interests of MCOs is by developing disease-management programs. These programs can be attractive to MCOs by improving patient communications and compliance with dosage directions, which are important for effective disease treatment. They can help MCOs address various aspects of disease management, such as prevention, diagnosis and treatment of certain diseases, including use of pharmaceutical products. This comprehensive approach can improve the quality of care and lower costly complications of chronic diseases. As noted above in Marketing, one such program, which is sponsored by us and offered by the State of Florida Agency for Health Care Administration, is designed to help manage chronic diseases among Florida’s Medicaid population.

Generic Products

     One of the biggest competitive challenges that we face in the U.S. and that is growing internationally is from generic pharmaceutical manufacturers. Upon the expiration or loss of U.S. patent protection on a product, we can lose the major portion of U.S. sales of that product in a very short period. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about the product to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Generic products need only demonstrate a level of availability in the bloodstream equivalent to that of the pioneer product. This means that after we have borne the expenses of discovering, developing and testing a medicine for safety and efficacy, obtaining regulatory approval and informing the medical community about its therapeutic benefits, generic competitors can market a competing version of our product after the expiration of our patent, charge much less and still be profitable.

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

Raw Materials

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2002, and none are expected in 2003.

Government Regulation and Price Constraints

     Pharmaceutical companies are subject to extensive regulation by numerous national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over virtually all of our businesses and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products. FDA requirements and/or reviews have increased the amount of time and money necessary to develop new products and bring them to market.

     The FDA also regulates most of our consumer healthcare products and, along with the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, our animal health products.

     Since 1998, the approval of new drugs across the European Union (EU) is possible only using the European Medicines Evaluation Agency’s (EMEA) mutual recognition or central approval processes. The use of either of these procedures provides a more rapid and consistent approval within the 15 member states than was the case when the approval processes were operating independently within each member state. Further, on January 1, 2000, Norway and Iceland became full participants in the EU central approval processes. In addition, the agreement between the EU and 12 other European states to base their approvals on the centralized EU approval will significantly speed the regulatory process in those countries. The EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member countries, however. We continue to deal with individual countries on such issues.

     In recent years in the U.S., various legislative proposals have been offered at the federal and state levels that would bring about major changes in the affected health care systems. Some states have passed such legislation, and further federal and state proposals are possible. Such proposals and legislation include, and future proposals could include, price controls or patient access constraints on medicines and increases in required rebates or discounts. Similar issues exist in many foreign countries where we do business. We cannot predict the outcome of such initiatives, but we will work to maintain patient access to our products and to oppose price constraints.

     In the U.S., federal proposals have called for substantial changes in the Medicare program, and federal and state proposals have called for substantial changes in the Medicaid program. Driven by budget concerns, Medicaid access and reimbursement restrictions have been implemented in some states and proposed in many others. If the Medicare and Medicaid programs implement changes that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. On the other hand, relatively little pharmaceutical use is currently covered by Medicare. If changes to Medicare shift patients to MCOs that cover pharmaceuticals, or if an outpatient drug benefit is added to Medicare, usage of pharmaceuticals could increase. Pricing pressures likely would ensue in either case given the enhancement of the purchasing power of the MCOs or the federal government.

     Medicare currently does not generally provide outpatient prescription drug coverage. In this context, in order to help address the issue of affordable access to health care for those most in need, we instituted the Pfizer for Living Share Card program in 2002. Through this program, low-income Medicare recipients without prescription drug coverage can purchase 30-day prescriptions of any Pfizer prescription medicine and of the copromoted product Aricept at many retail pharmacies for $15.

     U.S. law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. Some states are seeking rebates in excess of the amounts required by federal law, and there are federal legislative proposals to expand current Medicaid rebates. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. In 2000 and 2001, the states of Vermont and Maine received approval of waivers from the Centers for Medicare and Medicaid Services that would expand Medicaid rebates beyond the current Medicaid population. Both of these waivers were struck down by federal appeals courts. Separately, in 2000 the state of Maine passed legislation requiring pharmaceutical companies to provide the same price discounts to residents of the state, regardless of their income, who are not eligible for Medicaid as are provided to Medicaid participants. If a pharmaceutical company declines to provide such discounts to the non-Medicaid population, in most cases doctors will not be allowed to prescribe that company’s drugs to Medicaid patients without obtaining prior authorization from the state. The Maine program was upheld by a federal appeals court in 2001. That decision has been appealed to the U.S. Supreme Court, and a decision is expected later this year. If the Maine program is upheld on appeal, other states may adopt similar legislation that would extend Medicaid-level discounts beyond the current Medicaid population.

     Rebates potentially could be viewed as price discounts without appreciable increases in volume as an offset. See the discussion regarding rebates on page 32 of our 2002 Annual Report, which discussion is incorporated by reference.

     We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to different prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

     In October 2002, the Bush Administration announced a regulatory initiative relating to patent litigation pursuant to the 1984 Drug Price Competition and Patent Term Restoration Act, known as the Hatch-Waxman Act. Under the Hatch-Waxman Act, if a generic drug company files an abbreviated new drug application (ANDA) with the FDA and a research-based drug company promptly files a lawsuit alleging that the generic product would infringe one or more of its patents, approval of the ANDA by the FDA automatically is stayed for a period of up to 30 months. The proposed regulation would permit only one such 30-month stay period to be triggered by a patent-infringement suit between a research-based firm and an ANDA applicant. The proposed regulation also would clarify the type of patents eligible for listing in the FDA’s “Orange Book”. A final FDA regulation is anticipated this year. It also is possible that legislation amending the Hatch-Waxman Act could be enacted this year. One possible amendment would codify the Bush Administration’s regulatory initiative and also require that settlements in patent-challenge cases between research-based drug companies and generic drug companies be reported to the Federal Trade Commission. Other proposals that would be detrimental to the innovative pharmaceutical industry already have been introduced and could be enacted.

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

Environmental Law Compliance

     Most of our manufacturing and certain research operations are affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Item 3, Legal Proceedings, below). As a result, we incurred capital and operational expenditures in 2002 for environmental protection and clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures — $47 million ($2 million of which related to discontinued operations)

•	other environment-related expenses — $146 million ($3 million of which related to discontinued operations)

     While we cannot predict with certainty the future costs of such clean-up activities, capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

Banking and Insurance Subsidiaries

     We conduct international banking operations through a subsidiary, Pfizer International Bank Europe (PIBE), based in Dublin, Ireland. PIBE, incorporated under the laws of Ireland, operates under a banking license from the Central Bank of Ireland. It makes loans and accepts deposits in several currencies in international markets. PIBE is an active Euromarket lender to financially strong borrowers through its portfolio of loans and money market instruments. Loans are made primarily on a short- and medium-term basis, typically with floating interest rates.

     We also own an insurance operation, The Kodiak Company Limited, which reinsures certain assets, inland transport and marine cargo of our international operations.

     Financial data for these subsidiaries are set forth in Note 5 to our consolidated financial statements, Banking and Insurance Subsidiaries, on page 51 of our 2002 Annual Report, and information relating to our banking operations is set forth under the heading Banking Operation on pages 38 and 39 of our 2002 Annual Report. Such data and information are incorporated by reference.

Tax Matters

     The discussion of tax-related matters in Note 11 to our consolidated financial statements, Taxes on Income, on pages 56 and 57 of our 2002 Annual Report is incorporated by reference.

Employees

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2002, we employed approximately 98,000 people in our operations throughout the world.

Proposed Acquisition of Pharmacia Corporation

     In July 2002, we entered into an agreement to acquire Pharmacia Corporation (Pharmacia), a global pharmaceutical company. Pharmacia’s human pharmaceuticals include primary care products (including Celebrex and Bextra, which we copromote with Pharmacia, and Detrol), opthalmology care products (including Xalatan), cancer care products (including Camptosar), endocrine care products (including Genotropin) and hospital care products. Pharmacia also operates several other businesses, including animal health and consumer healthcare businesses.

     In December 2002, shareholders of both Pfizer and Pharmacia approved the proposed acquisition. In February 2003, the European Commission approved the transaction. On March 17, 2003, we and Pharmacia announced that the companies have reached agreement with the staff of the Federal Trade Commission (FTC) on the divestitures that will be required in connection with the proposed acquisition and that the companies have agreements in place with buyers for all of the assets to be divested. The products and compounds to be divested are not material, either individually or in the aggregate, to Pfizer’s business or operations. On March 25, 2003, the companies announced that the FTC staff has completed its review and that a proposed Consent Decree will be forwarded to the FTC for acceptance and placement on the public record. Based on past FTC practice, Pfizer anticipates that this process will result in the closing of the transaction in April 2003.

     The proposed acquisition is a stock-for-stock transaction valued as of the merger agreement date at approximately $60 billion. Upon the closing, we will issue approximately two billion shares of Pfizer common stock in exchange for all of the outstanding common stock of Pharmacia. In addition, we will exchange a newly created class of Pfizer convertible perpetual preferred stock (convertible into approximately 16 million shares of Pfizer common stock) for a substantially identical class of Pharmacia stock, and we will exchange options on 1.4 shares of Pfizer common stock for each outstanding Pharmacia option.

     See the information under the heading Proposed Acquisition of Pharmacia Corporation in Note 2 to our consolidated financial statements, Merger Activities, on page 50 of our 2002 Annual Report. Such information is incorporated by reference.

Cautionary Factors That May Affect Future Results

     (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     Our disclosure and analysis in this report and in our 2002 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

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

•     In the U.S., many pharmaceutical products are subject to increasing pricing pressures, which could be significantly impacted by the outcome of the current national debate over Medicare reform. If the Medicare program provided outpatient pharmaceutical coverage for its beneficiaries, the federal government, through its enormous purchasing power under the program, could demand discounts from pharmaceutical companies that may implicitly create price controls on prescription drugs. On the other hand, a Medicare drug reimbursement provision may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, MCOs, Medicaid and other government agencies continue to seek price discounts. Government efforts to reduce Medicare and Medicaid expenses may continue to increase the use of MCOs. This may result in managed care’s influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries and bulk purchasing of drugs.

     We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to different prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

     As a result, it is expected that pressures on the pricing component of operating results will continue.

•     35.9% of our 2002 revenues arose from international operations, including 6.1% from Japan. These international-based revenues as well as our substantial international assets expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to interest rate change risk. The risks of such changes and the measures we have taken to help contain those risks are discussed in the section entitled Financial Risk Management on pages 40 and 41 of our 2002 Annual Report. For additional details, see Note 6-D to our consolidated financial statements, Derivative Financial Instruments and Hedging Activities, on pages 53 and 54 of our 2002 Annual Report. Those sections of our 2002 Annual Report are incorporated by reference.

     Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

•     Our international operations also could be affected by changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems, intergovernmental disputes and possible nationalization.

•     Competition from manufacturers of generic drugs is a major challenge in the U.S. and is growing internationally. Expiration or loss of patent protection typically leads to significant loss of sales in the U.S. market. The patents covering several of the Company’s medicines are being challenged by generic drug manufacturers.

•     Risks and uncertainties particularly apply with respect to product-related forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. There are also many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related forward-looking statements.

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

•     We currently market ten products with annual sales to third parties exceeding $1 billion each: Lipitor, Norvasc, Zoloft, Neurontin, Viagra, Zithromax, Zyrtec, Diflucan and our copromoted products Celebrex and Aricept. Those products accounted for almost three-quarters of our 2002 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. The patents covering Lipitor, Norvasc, Neurontin, Diflucan and Zoloft are the subject of pending legal challenges. An action alleging patent infringement with respect to the sale of Celebrex (as well as Bextra) was dismissed on March 5, 2003; the plaintiff in that action has appealed the decision.

•     We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible future effect on our sales. Products that compete with our drugs, including some of our best-selling medicines, are launched from time to time, and certain potentially competitive products are in various stages of development, some of which have been filed for approval with the FDA.

•     Growth in costs and expenses, changes in product mix and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could affect future results. Such risks and uncertainties include, in particular, our ability to obtain the anticipated results and synergies from our proposed acquisition of Pharmacia and the increased uncertainty created by the integration of the two businesses as well as our ability to divest and the timing of the divestitures of our remaining discontinued businesses and product lines.

•     Our future results could be affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations), competition laws and environmental laws in the U.S. and other countries.

•     Our future results could be affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

•     We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, environmental, and tax litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. We do not believe any of them will have a material adverse effect on our financial position. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have valid defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

     Patent claims include challenges to the coverage and/or validity of our patents on various products or processes. Although we believe that we have valid defenses to these challenges with respect to all our material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that drug and could materially affect future results of operations.

ITEM 2. PROPERTIES

     Our corporate headquarters and the headquarters of our human pharmaceutical and animal health businesses are located at our world headquarters, which includes several buildings in New York City. We own two of the buildings, including our main, 33-story office tower at 235 East 42nd Street, and lease other nearby space. Our 33-story office tower is located on a site we lease under a long-term ground lease.

     For our pharmaceutical businesses, we own and lease space around the world for sales and marketing, administrative support and customer service functions.

     Our Global Research and Development division is headquartered in New London, Connecticut and has major operations in owned facilities in Amboise, France; Ann Arbor, Michigan; Freiburg, Germany; Fresnes, France; Groton, Connecticut; Holland, Michigan; Nagoya, Japan; Sandwich, England, U.K.; and Terre Haute, Indiana. We also lease major facilities in La Jolla, California and Cambridge, Massachusetts for pharmaceutical research and development operations.

     Our Global Manufacturing division operates plants in 54 locations around the world that manufacture products for our human pharmaceutical, animal health and consumer healthcare businesses. Major facilities are located in Brazil, China, France, Germany, Ireland, Italy, Japan, Mexico, Puerto Rico, Singapore, the United Kingdom and the United States. In addition, the Global Manufacturing division operates numerous distribution facilities in major markets around the world.

     The headquarters and research operations of our Consumer Healthcare business are located in Morris Plains, New Jersey, where we own five buildings and lease a smaller amount of space nearby. CHC’s sales and marketing offices are located in leased space, in many cases shared with other businesses.

     The Capsugel business operates manufacturing and distribution facilities in ten locations around the world.

     The Adams Confectionery business, which we recently agreed to sell, operates manufacturing facilities in 24 locations around the world.

     The Schick-Wilkinson Sword Shaving Products business, which we also recently agreed to sell, operates manufacturing facilities in five locations around the world.

     In general, our properties are well maintained, adequate and suitable to their purposes. The growth of our businesses has created space pressures for certain operations, however. We have responded to such challenges with plans to provide appropriate facilities as needs are demonstrated. Note 8 to our consolidated financial statements, Property, Plant and Equipment, on page 55 of our 2002 Annual Report, which discloses amounts invested in land, buildings and equipment, and the discussion of investing activities under the heading Summary of Cash Flows on page 37 of our 2002 Annual Report, which describes our capital expenditures, are incorporated by reference. See also the discussion under Note 13 to our consolidated financial statements, Lease Commitments, on page 60 of our 2002 Annual Report, which also is incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

     A discussion of the legal proceedings in which we are involved, both in general and with respect to specific matters and types of matters, is set forth in Note 20 to our consolidated financial statements, Legal Proceedings and Contingencies, on pages 62-64 of our 2002 Annual Report. That discussion is incorporated by reference. The following is limited to a description of certain recent developments and should be read in conjunction with the discussion in Note 20. Unless otherwise indicated, all proceedings discussed in Note 20 remain pending.

Patent Matters

Neurontin (gabapentin)

     As previously reported, in 2000, Warner-Lambert brought patent infringement suits against several generic manufacturers that have filed abbreviated new drug applications with the FDA asserting the invalidity and non-infringement of our gabapentin (Neurontin) low-lactam patent. One of those generic manufacturers recently received tentative approval from the FDA to market a generic version of gabapentin. Tentative approval means that this generic manufacturer can market its product after the expiration of the 180-day marketing exclusivity period in favor of one of the other generic manufacturers that has not yet received FDA approval to market its generic version of gabapentin.

Lipitor (atorvastatin)

     In February 2003, we filed suit in the U.S. District Court for the District of Delaware for infringement of our basic product patent for atorvastatin (Lipitor) against a generic manufacturer that has filed an abbreviated new drug application with the FDA and asserted that its product would not infringe the patent. Our basic product patent, including the additional six-month pediatric exclusivity period, expires in 2010. Subsequently, the generic manufacturer asserted that our patent covering the active enantiomeric form of the drug is invalid; that patent, including the six-month pediatric exclusivity period, expires in 2011.

Celebrex, Bextra (celecoxib, valdecoxib)

     In the previously reported patent infringement action brought by the University of Rochester against Pfizer and others with respect to Celebrex and Bextra, the University recently appealed the court’s decision granting our motions for summary judgment.

Other Matters

Neurontin

     As previously reported, the U.S. Attorney’s office in Boston, Massachusetts has been conducting an investigation into Warner-Lambert’s promotion of Neurontin. These allegations are now also the subject of a number of suits, including purported class actions, filed in various federal and state courts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Shareholders was held on December 6, 2002 at which shareholders of the Company voted on two proposals.

     The proposal to approve the issuance of shares of Pfizer common stock in connection with the merger with Pharmacia was approved as follows:

•	4,169,265,854	votes for the proposal

•	55,678,222	votes against the proposal

•	38,645,841	votes abstained

     The proposal to amend the Pfizer certificate of incorporation to increase the authorized share capital was approved as follows:

•	4,058,051,614	votes for the proposal

•	164,891,876	votes against the proposal

•	40,646,427	votes abstained

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2003 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Leadership Team.

Name	Age	Position

Peter B. Corr	54	Senior Vice President — Science and Technology
Charles L. Hardwick	61	Senior Vice President — Corporate Affairs
Karen L. Katen	54	Executive Vice President; President — Pfizer
		Pharmaceuticals Group
Jeffrey B. Kindler	47	Senior Vice President and General Counsel
Henry A. McKinnell	60	Chairman of the Board and Chief Executive Officer
John W. Mitchell	64	Senior Vice President; President — Pfizer Global
		Manufacturing
Robert W. Norton	59	Senior Vice President — Corporate Human Resources
David L. Shedlarz	54	Executive Vice President and Chief Financial Officer

Information concerning Dr. Corr, Ms. Katen, Mr. Kindler, Dr. McKinnell and Mr. Shedlarz is incorporated by reference from the discussion under the headings Directors Whose Terms Expire in 2004 and Named Executive Officers Who Are Not Directors in our proxy statement for the 2003 Annual Meeting of Shareholders.

Charles L. Hardwick

Mr. Hardwick joined us in 1966. He held a number of positions in government and public affairs and in marketing before becoming Vice President — Government and Public Affairs in 1997. He was appointed Senior Vice President — Government Relations and Public Affairs in March 2001. He was elected Vice President of Pfizer Inc.; Senior Vice President — Corporate Affairs in December 2001 and elected Senior Vice President — Corporate Affairs of Pfizer Inc. effective July 2002.

John W. Mitchell

Mr. Mitchell joined us in the Manufacturing Division in 1964. He progressed through various positions of increasing responsibility before becoming Vice President — Manufacturing of the Pfizer Pharmaceuticals Group in 1997. He was appointed Senior Vice President — Pfizer Global Manufacturing in 1999 and President — Pfizer Global Manufacturing in 2000. He was elected Vice President of Pfizer Inc.; President — Pfizer Global Manufacturing in April 2001 and elected Senior Vice President of Pfizer Inc.; President — Pfizer Global Manufacturing in February 2003.

Robert W. Norton

Mr. Norton joined us in 1969 in the Corporate Personnel Division. He has held a number of international and domestic positions in human resources, and from 1985 to 1997 he was our senior International Human Resources Executive. In 1997, he was appointed Senior Vice President, Employee Resources, Pfizer Pharmaceuticals Group. In February 2001, he was elected Senior Vice President — Corporate Human Resources of Pfizer Inc.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for our Common Stock is the New York Stock Exchange. It is also listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data(Unaudited) on pages 67 and 68 of our 2002 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     Historical financial information is incorporated by reference from the Financial Summary on page 69 of our 2002 Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     Information required by this item is incorporated by reference from the Financial Review on pages 28 through 41 of our 2002 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management on pages 40 and 41 of our 2002 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Independent Auditors’ Report on page 43 of our 2002 Annual Report and from the consolidated financial statements, related notes and supplementary data on pages 44 through 68 of our 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2003 Annual Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our proxy statement for the 2003 Annual Meeting of Shareholders. Information about our audit committee financial experts is incorporated by reference from the discussion under the headings Audit Committee Financial Experts and The Audit Committee in our proxy statement for the 2003 Annual Meeting of Shareholders. Information about the code of ethics governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct in our proxy statement for the 2003 Annual Meeting of Shareholders. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2002 Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information about Director and executive compensation is incorporated by reference from the discussion under the headings 2002

Compensation of Non-Employee Directors, Executive Compensation, Retirement Annuity Plan, Pension Plan Table, and Employment and Severance Agreements in our proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Securities Ownership of Officers and Directors in our proxy statement for the 2003 Annual Meeting of Shareholders.

     This table provides certain information as of December 31, 2002 with respect to our equity compensation plans:

	Equity Compensation Plan Information

	(a)	(b)	(c)

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	431,981,121	$31.45	199,777,303*

Equity compensation plans not approved by security holders	0	N/A	0

Total	431,981,121	$31.45	199,777,303*

*The shares available for future issuance as of December 31, 2002 consisted of the following:

•	178,625,763 shares were available for issuance pursuant to stock option awards that could be granted in the future under the 2001 Stock and Incentive Plan. A maximum of 2,420,700 of such shares was available, alternatively, for issuance pursuant to future restricted stock awards; any such restricted stock awards will reduce the number of shares available for issuance pursuant to future stock option awards.

•	9,742,900 shares were available for issuance pursuant to Performance-Contingent Share Awards that could be granted in the future under the 2001 Performance-Contingent Share Award Plan. In addition, 2,757,100 shares and 8,012,400 shares, respectively, were available for issuance pursuant to outstanding Performance-Contingent Share Awards that had been granted under the 2001 Performance-Contingent Share Award Plan and the previous Performance-Contingent Share Award Program but had not been earned as of December 31, 2002. The number of shares, if any, to be issued pursuant to such future awards or outstanding awards will be determined by a non-discretionary formula that measures our performance, in terms of total shareholder return and diluted earnings-per-share growth, over the applicable performance period relative to the performance of the industry peer group.

•	639,140 shares were available for issuance pursuant to the Warner-Lambert 1996 Stock Plan in settlement of Warner-Lambert Directors’ compensation that had been deferred by certain former Warner-Lambert Directors prior to the merger of the two companies.

     For additional information concerning our equity compensation plans, see the discussion in Note 18 to our consolidated financial statements, Stock Option and Performance Unit Awards, on page 61 of our 2002 Annual Report, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Party Transactions in our proxy statement for the 2003 Annual Meeting of Shareholders.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this 2002 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

ITEM 15. INTENTIONALLY LEFT BLANK

     [Intentionally Left Blank]

ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about the fees for 2002 and 2001 for professional services rendered by our independent auditors is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our proxy statement for the 2003 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor in Item 2 of our proxy statement for the 2003 Annual Meeting of Shareholders.

PART IV

ITEM 17. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     17(a)(1) Financial Statements. The following consolidated financial statements, related notes, independent auditors’ report and supplementary data from our 2002 Annual Report to Shareholders are incorporated by reference into Item 8 of Part II of this 2002 Form 10-K:

Page(s) in our 2002
Annual Report

Independent Auditors’ Report	43
Consolidated Statement of Income	44
Consolidated Balance Sheet	45
Consolidated Statement of Shareholders’ Equity	46
Consolidated Statement of Cash Flows	47
Notes to Consolidated Financial Statements	48-66
Quarterly Consolidated Financial Data (Unaudited)	67-68

     17(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is given elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

     17(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Margaret M. Foran, Vice President-Corporate Governance and Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2002 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(25) are management contracts or compensatory plans or arrangements.

2	Agreement and Plan of Merger dated as of July 13, 2002 among Pfizer Inc., Pilsner Acquisition Sub Corp. and Pharmacia Corporation is incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-4 as filed with the SEC on October 17, 2002. We agree to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.
3(1)	Our Restated Certificate of Incorporation as of April 27, 2000, is incorporated by reference from our 10-Q report for the period ended April 2, 2000.
3(2)	Our By-laws as amended April 27, 2000, are incorporated by reference from our 10-Q report for the period ended April 2, 2000.
4(1)	Our Rights Agreement dated as of October 6, 1997, with ChaseMellon Shareholder Services, L.L.C. is incorporated by reference from our 8-K report dated October 6, 1997.
4(2)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank is incorporated by reference from our 8-K report filed on January 30, 2001.

4(3)	Except as set forth in Exhibits 4(1) and 4(2) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.
10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.
10(2)	Stock and Incentive Plan as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.
10(3)	Pfizer Retirement Annuity Plan as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.
10(4)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.
*10(5)	Nonfunded Deferred Compensation and Supplemental Savings Plan as amended and restated as of February 1, 2002.
10(6)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.
10(7)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.
10(8)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.
10(9)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.
10(10)	Annual Retainer Unit Award Plan (for Non-Employee Directors) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.
10(11)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors is incorporated by reference from our 10-Q report for the period ended September 29, 1996.
10(12)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.
10(13)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.
10(14)	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.
10(15)	Warner-Lambert Company Incentive Compensation Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.
10(16)	Warner-Lambert Company Supplemental Pension Income Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.
10(17)	Warner-Lambert Company Executive Severance Plan, as amended, is incorporated by reference from Warner-Lambert’s 10-Q report for the quarter ended March 31, 1999.
10(18)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.
10(19)	The form of severance agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated by reference from our 1994 10-K report.
10(20)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.
10(21)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated by reference from our 1997 10-K report.

10(22)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.
10(23)	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2001.
10(24)	Severance Agreement, dated as of January 1, 2002, between us and Jeffrey B. Kindler is incorporated by reference from our 2001 10-K report.
10(25)	Employment Agreement, dated as of March 1, 2001, between us and Peter B. Corr is incorporated by reference from our 2000 10-K report.
*12	Computation of Ratio of Earnings to Fixed Charges.
*13	Portions of the 2002 Annual Report to Shareholders, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”
*21	Subsidiaries of the Company.
*23	Consent of KPMG LLP, independent certified public accountants.
*24	Power of Attorney (included as part of the signature page).
*99.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     17(b) Reports on Form 8-K. We filed a Form 8-K on December 17, 2002, which attached and incorporated by reference the Company’s press release dated December 17, 2002 announcing the agreement to sell the Adams confectionery business.

SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: March 27, 2003	By:	/s/ Margaret M. Foran

Margaret M. Foran, Vice President- Corporate Governance and Secretary

     We, the undersigned directors and officers of Pfizer Inc., hereby severally constitute Margaret M. Foran and Jeffrey B. Kindler, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. McKinnell (Henry A. McKinnell)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ David L. Shedlarz (David L. Shedlarz)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2003

/s/ Loretta V. Cangialosi (Loretta V. Cangialosi)	Vice President — Controller (Principal Accounting Officer)	March 27, 2003

/s/ Michael S. Brown (Michael S. Brown)	Director	March 27, 2003

/s/ M. Anthony Burns (M. Anthony Burns)	Director	March 27, 2003

Signature	Title	Date

/s/ Robert N. Burt (Robert N. Burt)	Director	March 27, 2003

/s/ W. Don Cornwell (W. Don Cornwell)	Director	March 27, 2003

/s/ William H. Gray III (William H. Gray III)	Director	March 27, 2003

/s/ Constance J. Horner (Constance J. Horner)	Director	March 27, 2003

/s/ William R. Howell (William R. Howell)	Director	March 27, 2003

/s/ Stanley O. Ikenberry (Stanley O. Ikenberry)	Director	March 27, 2003

/s/ Harry P. Kamen (Harry P. Kamen)	Director	March 27, 2003

/s/ George A. Lorch (George A. Lorch)	Director	March 27, 2003

Signature	Title	Date

/s/ Dana G. Mead (Dana G. Mead)	Director	March 27, 2003

/s/ Franklin D. Raines (Franklin D. Raines)	Director	March 27, 2003

/s/ Ruth J. Simmons (Ruth J. Simmons)	Director	March 27, 2003

/s/ William C. Steere, Jr. (William C. Steere, Jr.)	Director	March 27, 2003

/s/ Jean-Paul Vallès (Jean-Paul Vallès)	Director	March 27, 2003

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Henry A. McKinnell, certify that:

1.	I have reviewed this annual report on Form 10-K of Pfizer Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ Henry A. McKinnell

Henry A. McKinnell Chairman of the Board and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, David L. Shedlarz, certify that:

1.	I have reviewed this annual report on Form 10-K of Pfizer Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ David L. Shedlarz

David L. Shedlarz Executive Vice President and and Chief Financial Officer