Form 10-Q
period 2003-03-30
PFIZER INC
filed 2003-05-14
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

YES   X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   X    NO

At May 12, 2003, 7,894,470,249 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
March 30, 2003

Table of Contents

PART I. FINANCIAL INFORMATION	Page
Item 1.
Financial Statements:
Condensed Consolidated Statement of Income for the three months ended March 30, 2003 and March 31, 2002	3
Condensed Consolidated Balance Sheet at March 30, 2003 and December 31, 2002	4
Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2003 and March 31, 2002	5
Notes to Condensed Consolidated Financial Statements	6
Independent Accountants' Review Report	15
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.
Disclosure Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1.
Legal Proceedings	34
Item 4.
Submission of Matters to a Vote of Security Holders	37
Item 6.
Exhibits and Reports on Form 8-K	37
Signatures	38
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	39

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
(in millions, except per common share data)	March 30, 2003	March 31, 2002

Revenues	$ 8,525	$ 7,747

Costs and expenses:
Cost of sales	1,065	940
Selling, informational and administrative expenses	2,744	2,545
Research and development expenses	1,218	1,181
Merger-related costs	91	109
Other (income)/deductions-net	183	(88)

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	3,224	3,060

Provision for taxes on income	764	747

Minority interests	--	1

Income from continuing operations before cumulative effect of change in accounting principles	2,460	2,312

Discontinued operations:
Income from operations of discontinued businesses-net of tax	33	61
Gains on sales of discontinued businesses-net of tax	2,202	--
Discontinued operations-net of tax	2,235	61

Income before cumulative effect of change in accounting principles	4,695	2,373

Cumulative effect of change in accounting principles-net of tax	(30)	(410)

Net income	$ 4,665 =======	$ 1,963 =======

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$ .40	$ .38
Discontinued operations:
Income from operations of discontinued businesses-net of tax	--	.01
Gains on sales of discontinued businesses-net of tax	.36	--
Discontinued operations-net of tax	.36	.01
Income before cumulative effect of change in accounting principles	.76	.39
Cumulative effect of change in accounting principles-net of tax	--	(.07)
Net income	$ .76 =======	$ .32 =======

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$ .40	$ .37
Discontinued operations:
Income from operations of discontinued businesses-net of tax	--	.01
Gains on sales of discontinued businesses-net of tax	.36	--
Discontinued operations-net of tax	.36	.01
Income before cumulative effect of change in accounting principles	.76	.38
Cumulative effect of change in accounting principles-net of tax	--	(.07)
Net income	$ .76 =======	$ .31 =======
Weighted average shares used to calculate earnings per common share amounts:
Basic	6,101.4 =======	6,205.5 =======
Diluted	6,161.7 =======	6,305.9 =======

Cash dividends paid per common share	$ .15 =======	$ .13 =======

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)	March 30, 2003*	Dec. 31, 2002**
ASSETS
Current Assets
Cash and cash equivalents	$ 2,068	$ 1,878
Short-term investments	13,437	10,673
Receivable from sale of business	4,201	--
Accounts receivable, less allowance for doubtful accounts: $124 and $122	6,759	5,785
Short-term loans	283	399
Inventories
Finished goods	1,007	1,133
Work in process	1,143	1,142
Raw materials and supplies	449	403
Total inventories	2,599	2,678
Prepaid expenses and taxes	1,752	1,797
Assets of discontinued businesses held for sale	4	1,571
Total current assets	31,103	24,781
Long-term loans and investments	5,139	5,161
Property, plant and equipment, less accumulated depreciation: $5,797 and $5,431	11,038	10,712
Goodwill	1,230	1,200
Other assets, deferred taxes and deferred charges	4,418	4,502

Total assets	$52,928 =======	$46,356 =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $6 and $256	$ 9,265	$ 8,669
Accounts payable	1,374	1,620
Dividends payable	--	926
Income taxes payable	3,533	2,231
Accrued compensation and related items	947	1,084
Other current liabilities	3,635	3,448
Liabilities of discontinued businesses held for sale	--	577
Total current liabilities	18,754	18,555
Long-term debt	3,713	3,140
Postretirement benefit obligation other than pension plans	636	623
Deferred taxes on income	1,186	364
Other noncurrent liabilities	3,796	3,724
Total liabilities	28,085	26,406

Shareholders' Equity
Preferred stock	--	--
Common stock	342	341
Additional paid-in capital	9,415	9,368
Retained earnings	34,908	30,243
Accumulated other comprehensive expense	(1,242)	(1,875)
Employee benefit trust	(1,693)	(1,786)
Treasury stock, at cost	(16,887)	(16,341)

Total shareholders' equity	24,843	19,950
Total liabilities and shareholders' equity	$52,928 =======	$46,356 =======

*  Unaudited.

** Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in millions)	March 30, 2003	March 31, 2002
Operating Activities
Net income	$4,665	$1,963
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Cumulative effect of change in accounting principles	30	410
Discontinued operations	(33)	(61)
Depreciation and amortization	269	246
Gains on sales of discontinued businesses and product lines	(2,202)	--
Gains on sales of products	(17)	(20)
Other	172	32
Changes in assets and liabilities	(561)	(1,079)

Net cash provided by continuing operating activities	2,323	1,491

Investing Activities
Purchases of property, plant and equipment	(382)	(369)
Purchases of short-term investments	(5,295)	(3,561)
Proceeds from redemptions of short-term investments	2,727	2,617
Purchases of long-term investments	(356)	(902)
Proceeds from redemptions of long-term investments	182	1,240
Purchases of other assets	(158)	(152)
Proceeds from sales of other assets	80	41
Proceeds from the sales of businesses and product lines	1,178	5
Other investing activities	141	51

Net cash used in investing activities	(1,883)	(1,030)

Financing Activities
Increase in short-term borrowings	919	1,650
Principal payments on short-term borrowings	(89)	(157)
Proceeds from issuances of long-term borrowings	600	1
Principal payments on long-term debt	(256)	(6)
Proceeds from common stock issuances	15	17
Purchases of common stock	(598)	(1,048)
Cash dividends paid	(906)	(798)
Stock option transactions and other	63	126

Net cash used in financing activities	(252)	(215)
Net cash provided by discontinued operations	14	44
Effect of exchange-rate changes on cash and cash equivalents	(12)	6
Net increase in cash and cash equivalents	190	296
Cash and cash equivalents at beginning of period	1,878	1,036

Cash and cash equivalents at end of period	$2,068 ======	$1,332 ======

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$ 312	$ 332
Interest	65	81

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 23, 2003 and February 24, 2002. We made certain reclassifications to the 2002 condensed consolidated financial statements to conform to the 2003 presentation. On April 16, 2003, we completed our merger with Pharmacia Corporation (Pharmacia) in a stock for stock transaction accounted for under the purchase method of accounting - see note 11, "Subsequent Events". The Pharmacia assets and liabilities acquired, as well as results of Pharmacia's operations, are not reflected in our condensed consolidated financial statements as of and for the three months ended March 30, 2003.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we elected to account for our stock-based compensation under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The exercise price of stock options granted equals the market price on the date of grant. There is no recorded expense related to grants of stock options.

The weighted-average fair value per stock option granted was $7.17 for the three months ended March 30, 2003 and $12.58 for the three months ended March 31, 2002. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. The Black-Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor considers the restrictions on trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted considerations of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.
	Three Months Ended
	March 30, 2003	March 31, 2002

Expected dividend yield	3.11%	1.90%
Risk-free interest rate	2.70%	4.35%
Expected stock price volatility	32.60%	32.41%
Expected term until exercise (years)	5.50	5.30

The following table summarizes our results for the three months ended March 30, 2003 and March 31, 2002 as if we had recorded compensation expense for option grants:
(millions of dollars, except per common share data)	Three Months Ended
	March 30, 2003	March 31, 2002

Net income:
As reported under GAAP*	$4,665	$1,963
Compensation expense	(112)	(92)
Pro forma	$4,553 ======	$1,871 ======
Basic earnings per common share:
As reported under GAAP	$ .76	$ .32
Compensation expense	(.01)	(.02)
Pro forma	$ .75 ======	$ .30 ======
Diluted earnings per common share:
As reported under GAAP	$ .76	$ .31
Compensation expense	(.02)	(.01)
Pro forma	$ .74 ======	$ .30 ======

* Includes stock-based compensation expense, net of related tax effects, of $8.7 million for the three months ended March 30, 2003 and $17.6 million for the three months ended March 31, 2002.

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

Note 3:  Adoption of New Accounting Standards

Accounting for Asset Retirement Obligations

On January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. As a result of adopting SFAS No. 143, we recorded a non-cash pre-tax charge of $47 million ($30 million net of tax) for the change in accounting for costs associated with the eventual retirement of certain manufacturing and research facilities. This charge is reported as a one-time cumulative effect of a change in accounting principle. Our asset retirement obligations primarily relate to remediation and land restoration requirements.

Accounting for Costs Associated with Exit or Disposal Activities

On January 1, 2003, we adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 applies to costs associated with an exit activity that is not related to an entity newly acquired in a business combination. SFAS No. 146 amends existing accounting rules for these costs by requiring that a liability be recorded at fair value when incurred. The liability is subject to adjustment for the passage of time, timing of payments and changes in the estimated payments. SFAS No. 146 also provides specific guidance for lease termination costs and one-time employee termination benefits when incurred as part of an exit or disposal activity. SFAS No. 146 changes the measurement and timing of costs associated with exit and disposal activities initiated after December 31, 2002.

Note 4:  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 30, 2003, by segment, follow:
(in millions)	Pharmaceutical	Consumer Products	Total

Balance, December 31, 2002	$371	$829	$1,200
Changes during the period*	27	3	30
Balance, March 30, 2003	$398 ====	$832 ====	$1,230 ======

* Primarily reflects the impact of foreign exchange.

The components of identifiable intangible assets follow:
	Gross Carrying Amount		Accumulated Amortization
(in millions)	March 30, 2003	Dec. 31, 2002	March 30, 2003	Dec. 31, 2002
Amortized intangible assets:
Trademarks	$ 136	$ 133	$ (74)	$ (72)
License agreements	50	42	(9)	(25)
Patents	33	33	(25)	(24)
Product rights	543	526	(82)	(72)
Noncompete agreements	49	48	(41)	(39)
Other	81	78	(35)	(31)
Total amortized intangible assets	892	860	(266)	(263)
Unamortized identifiable intangible assets:
Trademarks	240	240	--	--
Pension asset	60	60	--	--
Other	24	24	--	--
Total unamortized intangible assets	324	324	--	--
Total identifiable intangible assets*	$1,216 ======	$1,184 ======	$(266) =====	$(263) =====

* Included in Other assets, deferred taxes and deferred charges.

Total amortization expense for finite-lived intangible assets was $18 million for the three months ended March 30, 2003. Amortization expense for finite-lived intangible assets is recorded in various expenses in the condensed consolidated statement of income, including Cost of sales, Research and development expenses and Other (income)/deductions-net.

The annual amortization expense expected for the years 2003 through 2008 is as follows:

(in millions)
2003	$70
2004	$70
2005	$67
2006	$65
2007	$62
2008	$62

Product rights reflect a post-approval milestone payment that we made during the three months ended March 30, 2003 under our alliance agreement for Celebrex. Such payment was made prior to the completion of our acquisition of Pharmacia.

Note 5:  Financial Instruments

A.  Long-Term Debt

In February 2003, we issued:

  $300 million senior unsecured notes, due March 2009, which pay interest semi-annually, beginning on September 2, 2003, at a rate of 3.3%; and
  $300 million senior unsecured notes, due March 2018, which pay interest semi-annually, beginning on September 1, 2003, at a rate of 4.65%.

The notes were issued under a $5 billion debt shelf registration statement filed with the SEC in November 2002.

B.  Derivative Financial Instruments and Hedging Activities

During the first three months of 2003, we entered into the following incremental or new derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions:
			Notional Amount (Millions of Dollars)
Financial Instrument	Hedge Type	Hedged or Offset Item	2003	Maturity Date

Forward contracts	--	Short-term foreign currency assets and liabilities	$574	Through 2003

Forward contracts	Cash flow	Euro available-for-sale instruments	548	Through 2003

Interest Rate Risk

The derivative financial instruments employed to manage interest rate risk follow:

			Notional Amount (Millions of Dollars)
Financial Instrument	Hedge Type	Hedged or Offset Item	2003	Maturity Date

Swaps	Fair value	U.S. dollar fixed rate debt(1)	$300	2009

Swaps	Fair value	U.S. dollar fixed rate debt(1)	300	2018

(1)	Serves to reduce exposure to long-term U.S. dollar interest rates by effectively converting fixed rates associated with long-term debt obligations to floating rates.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first three months of 2003.

Note 6:  Merger-Related Costs

We incurred the following merger-related costs in connection with our merger with Warner-Lambert Company (Warner-Lambert) which was completed on June 19, 2000 and our acquisition of Pharmacia which was completed on April 16, 2003:
	Three Months Ended
(in millions)	March 30, 2003	March 31, 2002

Integration costs - Warner-Lambert	$ 8	$ 72
Pre-integration costs - Pharmacia	80	--
Restructuring charges - Warner-Lambert	3	37
Total merger-related costs	$91 ===	$109 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  Pre-integration costs represent external, incremental costs directly related to our acquisition of Pharmacia.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(in millions)	Year 2000	Year 2001	Year 2002	Three Months Ended March 30, 2003	Total	Utilization Through March 30, 2003	Reserve* March 30, 2003

Employee termination costs	$850	$249	$170	$ 3	$1,272	$(1,246)	$26
Property, plant and equipment	46	84	4	--	134	(134)	--
Other	21	30	13	--	64	(64)	--
	$917 ====	$363 ====	$187 ====	$ 3 ===	$1,470 ======	$(1,444) =======	$26 ===

*Included in Other current liabilities.

Through March 30, 2003, the charges for employee termination costs represent the approved reduction of our work force of our continuing businesses by 8,067 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of March 30, 2003, 7,332 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at March 30, 2003 and December 31, 2002. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

Note 7:  Comprehensive Income
	Three Months Ended
(in millions)	March 30, 2003	March 31, 2002

Net income	$4,665	$1,963
Other comprehensive income/(expense):
Currency translation adjustment and hedges	659	(128)
Holding loss on investment securities arising during period--net of tax	(26)	(34)
Total other comprehensive income/(expense)	633	(162)
Total comprehensive income	$5,298 ======	$1,801 ======

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first three months of 2003 was:
(in millions)	2003

Opening balance	$(1,438)
Translation adjustments and hedges	659
Ending balance	$ (779) =======

Note 8:   Earnings Per Common Share

Basic and diluted earnings per common share were computed using the following common share data:
	Three Months Ended
(in millions)	March 30, 2003	March 31, 2002
Basic:
Weighted average number of common shares outstanding	6,101.4 ========	6,205.5 ========
Diluted:
Weighted average number of common shares outstanding	6,101.4	6,205.5
Common share equivalents--stock options and stock issuable under employee compensation plans	60.3	100.4
Weighted average number of common shares outstanding and common share equivalents	6,161.7 ========	6,305.9 ========

Stock options and stock issuable under employee compensation plans representing equivalents of 289 million shares of common stock during the three months ended March 30, 2003 and 144 million shares of common stock during the three months ended March 31, 2002 had exercise prices greater than the average market price of our common stock. These common stock equivalents were outstanding during the three months ended March 30, 2003 and March 31, 2002 but were excluded from the computation of diluted earnings per common share for those periods because their inclusion would have had an antidilutive effect.

Note 9:  Segment Information

Revenues and profits by segment for the three months ended March 30, 2003 and March 31, 2002 were as follows:
(in millions)		Pharma- ceutical	Consumer Products	Corporate/ Other	Consolidated

Revenues	2003	$7,929	$596	$ --	$8,525
	2002	7,107	640	--	7,747

Segment profit	2003	$3,467	$138	$(381)*	$3,224**
	2002	3,261	162	(363)*	3,060**

*  Includes interest income/(expense) and corporate expenses. Corporate/Other also includes other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

** Equals income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles.

Revenues for each group of similar products are as follows:

(in millions)	Three Months Ended
	March 30, 2003	March 31, 2002	% Change
PHARMACEUTICAL
Human Pharmaceutical:
Cardiovascular diseases	$3,469	$3,167	10
Infectious diseases	1,088	931	17
Central nervous system disorders	1,610	1,457	10
Diabetes	90	85	6
Arthritis	89	87	2
Allergy	293	221	33
Urogenital conditions	475	422	13
Alliance revenue	331	300	10
Other	103	99	4
Total human pharmaceutical	7,548	6,769	11
Animal Health:
Companion animal products	124	110	12
Livestock products	145	129	13
Total animal health	269	239	13
Capsugel	112	99	13
Total pharmaceutical	7,929	7,107	12

CONSUMER PRODUCTS
Consumer Healthcare	596	640	(7)

Total revenues	$8,525 ======	$7,747 ======	10

Note 10:  Discontinued Operations

We have sold the following businesses and products that do not fit our strategic goals:

  In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Products segment, to Cadbury Schweppes plc for $4.2 billion in cash. The proceeds from the sale are recorded as Receivable from sale of business in the consolidated balance sheet at March 30, 2003 and were received on March 31, 2003. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of income for the first three months of 2003.
  In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Products segment, to Energizer Holdings, Inc., for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of income for the first three months of 2003.
  In March 2003, we agreed to sell the oral contraceptives Estrostep and Loestrin and the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $359 million in cash. We completed the sales of Estrostep and Loestrin on March 27, 2003 for $197 million in cash with a right to receive up to $55.6 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of income for the first three months of 2003. On April 17, 2003, we completed the sale of femhrt, which was contingent on completion of our acquisition of Pharmacia, for $162 million in cash with a right to receive up to $69.6 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We will recognize the sale of this product in our second quarter 2003 results.

These businesses and product lines are reflected as discontinued operations in all periods presented.

The following amounts related to the confectionery, shaving and fish-care product businesses, as well as the femhrt, Loestrin and Estrostep product lines, have been segregated from continuing operations and reflected as discontinued operations:
(in millions)	Three Months Ended
	March 30, 2003	March 31, 2002

Revenues	$ 605 ======	$ 671 ======
Pre-tax income	$ 54	$ 97
Provision for taxes on income	21	36
Income from operations of discontinued businesses-net of tax	33	61
Pre-tax gains on sales of discontinued businesses	3,746	--
Provision for taxes on gains	1,544	--
Gains on sales of discontinued businesses-net of tax	2,202	--
Discontinued operations-net of tax	$2,235 ======	$ 61 ======

Note 11:  Subsequent Events

Pharmacia Acquisition

On April 16, 2003, we acquired all of the outstanding stock of Pharmacia, in a stock for stock transaction accounted for as a purchase. The acquisition of Pharmacia will enable us to significantly extend our leadership position in the global pharmaceutical industry. Results of operations of Pharmacia will be included in our financial statements prospectively beginning on April 16, 2003.

We exchanged 1.4 shares of Pfizer common stock for each outstanding share of Pharmacia common stock, other than shares owned or directly or indirectly held by Pfizer or directly or indirectly held by Pharmacia, in a tax-free transaction resulting in the issuance of approximately 1.8 billion shares of Pfizer common stock. We also exchanged options on 1.4 shares of Pfizer common stock for each outstanding Pharmacia option. We exchanged one share of a newly created class of Pfizer Series A convertible perpetual preferred stock (Pfizer Preferred Stock), no par value, for each share of Pharmacia Series C convertible perpetual preferred stock, par value $0.01 per share, resulting in the issuance of approximately six thousand shares of Pfizer Preferred Stock. Pfizer Preferred Stock has the same conversion and other rights and privileges as the Pharmacia convertible perpetual preferred stock. The six thousand shares of Pfizer Preferred Stock are convertible into approximately 16 million shares of Pfizer common stock.

The total purchase price for Pharmacia was approximately $56 billion, which included the fair value of Pfizer common stock issued, options exchanged and the perpetual preferred stock, as well as direct transaction costs. The fair value of Pfizer common stock was derived using an average market price per share of Pfizer common stock of $29.81, which was based on an average of the closing prices over the two-day period before and after the terms of the acquisition were agreed to and announced on July 15, 2002.

As a result of the acquisition of Pharmacia, regulatory authorities required us to divest several products and a product candidate. In April 2003, we sold Cortaid, an anti-itch cream, for $35.8 million in cash. Also in April 2003, we sold the product candidate for overactive bladder, darifenacin, for $225 million. We received $50 million in cash upon closing and will receive the remaining $175 million if and when darifenacin receives regulatory approvals.

Action of Board of Directors

On April 24, 2003, our board of directors declared a $.15 per share second-quarter 2003 cash dividend on our common stock, payable on June 5, 2003 to shareholders of record on May 16, 2003.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of March 30, 2003 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 30, 2003 and March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 14, 2003
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Condensed Consolidated Statement of Income follow:
(in millions, except per common share data)	First Quarter
	2003	2002	% Change

Revenues	$8,525	$7,747	10

Cost of sales	1,065	940	13
% of revenues	12.5%	12.1%

Selling, informational and administrative expenses	2,744	2,545	8
% of revenues	32.2%	32.9%

R&D expenses	1,218	1,181	3
% of revenues	14.3%	15.2%

Merger-related costs	91	109	(16)
% of revenues	1.1%	1.4%

Other (income)/deductions-net	183	(88)	*

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$3,224	$3,060	5
% of revenues	37.8%	39.5%

Provision for taxes on income	$ 764	$ 747	2

Effective tax rate	23.7%	24.4%

Income from continuing operations before cumulative effect of change in accounting principles	$2,460	$2,312	6
% of revenues	28.9%	29.8%

Discontinued operations-net of tax	2,235	61	M+

Income before cumulative effect of change in accounting principles	4,695	2,373	98
% of revenues	55.1%	30.6%

Cumulative effect of change in accounting principles-net of tax	(30)	(410)	(93)

Net income	$4,665 ======	$1,963 ======	138
% of revenues	54.7%	25.3%

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$ .40	$ .38	5
Discontinued operations-net of tax	.36	.01	M+
Cumulative effect of change in accounting principles-net of tax	--	(.07)	*
Net income	$ .76 ======	$ .32 ======	138

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$ .40	$ .37	8
Discontinued operations-net of tax	.36	.01	M+
Cumulative effect of change in accounting principles-net of tax	--	(.07)	*
Net income	$ .76 ======	$ .31 ======	145

Cash dividends paid per common share	$ .15 ======	$ .13 ======	15

Percentages in this table and throughout the MD&A may reflect rounding adjustments.

*  Calculation not meaningful.

M+ Change greater than one thousand percent.

REVENUES

The components of the revenue increase in the first quarter of 2003 were as follows:
% Change from 2002 First Quarter

Volume	4.7%
Price	2.0
Foreign exchange	3.3
Total revenue increase	10.0% ====

The revenue increase was primarily due to volume growth of our in-line products and newly launched products across major businesses and regions. Effective January 2, 2003, we increased the published prices of certain of our human pharmaceutical products.

Changes in foreign exchange rates increased revenues in the first quarter of 2003 by $257 million or 3.3%. The foreign exchange impact on the first quarter of 2003 revenue growth, relative to the same period last year, primarily reflects the weakening of the U.S. dollar relative to the euro, British pound and Japanese yen partially offset by the weakening of several Latin American currencies.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, would have an effect on our projected revenues and net income.

Revenues by Country

Revenues by country for the first quarter and the changes over the prior year were as follows:
(in millions)	First Quarter
	2003	% of Revenues	2002	% of Revenues	% Change

United States	$5,433	63.7	$5,111	66.0	6
Japan	474	5.6	408	5.3	16
All Other	2,618	30.7	2,228	28.7	17
Consolidated	$8,525 =======	100.0 =====	$7,747 =======	100.0 =====	10

Revenues by Segment

Revenues by segment for the first quarter and the changes over the prior year were as follows:

(in millions)	First Quarter
	2003	% of Revenues	2002	% of Revenues	% Change

Pharmaceutical
U.S.	$5,055	59.3	$4,674	60.3	8
International	2,874	33.7	2,433	31.4	18
Worldwide	7,929	93.0	7,107	91.7	12

Consumer Products
U.S.	378	4.4	437	5.7	(14)
International	218	2.6	203	2.6	7
Worldwide	596	7.0	640	8.3	(7)

Total	$8,525 ======	100.0 =====	$7,747 ======	100.0 =====	10

Pharmaceutical

The pharmaceutical segment includes our human pharmaceutical and animal health businesses as well as Capsugel, a capsule-manufacturing business.

Worldwide revenues of the pharmaceutical segment follow:

(in millions)	First Quarter
	2003	2002	% Change

Cardiovascular diseases	$3,469	$3,167	10
Infectious diseases	1,088	931	17
Central nervous system disorders	1,610	1,457	10
Diabetes	90	85	6
Arthritis	89	87	2
Allergy	293	221	33
Urogenital conditions	475	422	13
Alliance revenue	331	300	10
Other	103	99	4
Total human pharmaceutical	7,548	6,769	11
Animal Health	269	239	13
Capsugel	112	99	13
Total pharmaceutical	$7,929 ======	$7,107 ======	12

Worldwide human pharmaceutical revenues on a geographic basis follow:
(in millions)	First Quarter

	U.S.			International
	2003	2002	% Change	2003	2002	% Change

As reported	$ 4,882	$ 4,512	8	$2,666	$2,257	18

Ten products-Lipitor, Norvasc, Bextra, Zithromax, Geodon, Vfend, Neurontin, Viagra, Relpax and Zyrtec-representing 69% of our human pharmaceutical revenues in the first quarter of 2003 (61% of total company revenues) grew an aggregate 17% in the first quarter of 2003. Revenue information on these and several of our other major human pharmaceutical products follow:
		First Quarter
Product	Category	(millions)	% Change from 2002

Lipitor	Cardiovascular diseases	$2,099	13
Norvasc	Cardiovascular diseases	983	6
Cardura	Cardiovascular diseases	135	3
Accupril/ Accuretic	Cardiovascular diseases	170	(3)
Zithromax	Infectious diseases	549	35
Diflucan	Infectious diseases	285	6
Viracept	Infectious diseases	66	(31)
Vfend	Infectious diseases	35	--
Viagra	Urogenital conditions	475	13
Zoloft	Central nervous system disorders	758	2
Neurontin	Central nervous system disorders	624	10
Geodon	Central nervous system disorders	78	106
Aricept*	Central nervous system disorders	55	21
Relpax	Central nervous system disorders	32	M+
Celebrex**	Arthritis	28	52
Zyrtec	Allergy	293	33
Aricept, Bextra, Celebrex, Spiriva and Rebif	Alliance revenue	331	10

* Represents direct sales under license agreement with Eisai Co., Ltd.
** Represents direct sales under license agreement with Pharmacia Corporation.
M+ Change greater than one thousand percent.
  Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely prescribed pharmaceutical product in the world. As a result of favorable test results, the independent steering committee of a major clinical trial involving Lipitor announced its decision to stop the Lipitor portion of the trial in October 2002, nearly two years earlier than expected. Initial results showed patients receiving Lipitor had significantly fewer fatal and non-fatal heart attacks as well as strokes. In November 2002, the U.S. Food and Drug Administration (FDA) approved Lipitor for use in children 10 to 17 years of age.
  Norvasc is the world's most-prescribed branded medicine for treating hypertension and the fifth-largest-selling pharmaceutical in the world.
  Zithromax is the most-prescribed brand-name oral antibiotic in the U.S. and the second-largest-selling antibiotic worldwide. In March 2003, we submitted a supplemental new drug application to the FDA for use of Zithromax in sinusitis, a respiratory-tract infection. Zithromax was approved by the FDA in May 2002 as the first and only three-day regimen for the treatment of severe acute bacterial symptoms of chronic obstructive pulmonary disease (COPD). In September 2002, we launched the new Zithromax Tri-Pak dosage form (500 mg once daily) in the U.S. In the first quarter of 2002, we launched Zithromax oral suspension as both a single-dose regimen and a three-day regimen for the treatment of acute otitis media (middle ear infection) in pediatric patients and Zithromax IV (for use in a new intravenous delivery device). Zithromax IV was approved in Italy and Spain in the fourth quarter of 2002.
  Diflucan's sales volume after 14 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.
  Viagra, a treatment for erectile dysfunction, is the world's most recognized pharmaceutical brand and among the most widely prescribed medications.
  Zoloft, for the treatment of depression, obsessive-compulsive disorder (OCD) in adults and children, panic disorder and post-traumatic stress disorder in adults, is the most-prescribed selective serotonin re-uptake inhibitor (SSRI) in the U.S. In February 2003, the FDA approved Zoloft for the treatment of social anxiety disorder. In May 2002, the FDA approved Zoloft for the treatment of premenstrual dysphoric disorder (PMDD). With the approval for the treatment of PMDD, Zoloft is the antidepressant in the U.S. market with the most approved indications across mood and anxiety disorders. In August 2002, Zoloft received labeling in the U.S. featuring the results of the first and only studies assessing the utility of an SSRI in the maintenance treatment of panic disorder and OCD. Zoloft is the only SSRI with labeling for long-term use (up to 25 months) across the above-mentioned anxiety disorders.
  Neurontin, for use in adjunctive therapy for epilepsy, is approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. In May 2002, the FDA approved Neurontin for the management of post-herpetic neuralgia, which is described as pain in the area affected by a viral infection commonly known as shingles. Neurontin is the first oral medication approved in the U.S. for this condition.
  Geodon, for the treatment of symptoms associated with schizophrenia, was launched in the first quarter of 2001. The intramuscular (IM) formulation of Geodon was approved by the FDA in June 2002 making it the first new generation (atypical antipsychotic) medicine for schizophrenia approved in the U.S. for IM use. Geodon has been launched in Germany, Spain, Brazil and the U.S. as well as 23 other markets. Geodon IM has been launched in 10 countries.
  Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec recently became the most-prescribed antihistamine in the U.S., and now the only prescription antihistamine with a syrup formulation. In November 2002, the FDA approved Zyrtec for use in children six months of age and older. Zyrtec-D 12 Hour, launched in the third quarter of 2001, is the only prescription oral antihistamine decongestant combination medicine approved to treat both year-round indoor and outdoor allergies, as well as nasal congestion.
  Relpax, a treatment for migraine headaches, was launched in the U.S. in March 2003. Relpax is now marketed in 25 countries, including Japan and most of Europe.
  Vfend, an antifungal, was approved in both oral and intravenous forms in the U.S. by the FDA in May 2002 and in the European Union (E.U.) in March 2002. Vfend was launched in July 2002 in the U.S. and in Europe in September 2002. In March 2003, we submitted a new drug application (NDA) with the FDA for the use of Vfend as a powder formulation for oral suspension.
  Viracept, a treatment for HIV infection in combination with other antivirals, was approved by the FDA in April 2003 for a new dosage form (625 mg). Viracept (625 mg) allows patients to take four pills a day rather than ten.
  Alliance revenue reflects revenue associated with the copromotion of the following products:

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd., is the world's leading medicine for the treatment of symptoms of Alzheimer's disease.

Celebrex, a COX-2 specific inhibitor discovered and developed by our former alliance partner Pharmacia Corporation (Pharmacia), is used for relief of the pain and inflammation of osteoarthritis (OA), adult rheumatoid arthritis (RA), acute pain and primary dysmenorrhea (menstrual pain) in adults. In addition, Celebrex is approved to reduce the number of adenomatous colorectal polyps in familial adenomatous polyposis, a rare genetic disease that may result in colorectal cancer, as an adjunct to usual care. With the approval for acute pain and primary dysmenorrhea in the U.S., Celebrex is the COX-2 specific inhibitor approved to treat the broadest range of conditions. In June 2002, the FDA approved revised labeling for Celebrex. The new prescribing information includes additional gastrointestinal safety data and data indicating that there was no increased risk for serious cardiovascular adverse events observed, including heart attack, stroke and unstable angina.

Bextra (valdecoxib), discovered and developed by our former alliance partner Pharmacia, is used for relief of the pain and inflammation of OA, RA, and primary dysmenorrhea. Bextra was approved by the FDA in November 2001 and launched in the U.S. in April 2002. Bextra received marketing approval in the E.U. with launches expected in several European countries during 2003.

Rebif, a treatment for multiple sclerosis (MS), discovered and developed by our alliance partner Serono S.A. (Serono), was approved by the FDA and launched in the U.S. in March 2002. Rebif has been shown to decrease the frequency of severe symptoms and delay the accumulation of physical disability associated with relapsing forms of MS. We began copromoting Rebif in the U.S. in October 2002.

Spiriva, discovered and developed by our alliance partner Boehringer Ingelheim, is used to treat COPD. Spiriva completed mutual recognition in the E.U. in April 2002 and has been launched in 16 countries, including Spain, Australia, Canada, Germany and the United Kingdom.

Animal Health sales increased 13% to $269 million in the first quarter of 2003 as compared with the prior year period. Sales of the major categories of Animal Health products in the first quarter of 2003 were as follows:
(in millions)	First Quarter
	2003	2002	% Change

Companion animal products	$124	$110	12
Livestock products	145	129	13
Total animal health products	$269 ====	$239 ====	13

Companion animal product revenues increased 12% in the first quarter of 2003 driven by strong global performance that was well-balanced across key brands as follows:

  Revolution (for protection against fleas and heartworm) sales grew 19% due to increased promotional efforts in Europe and the weakening of the U.S. dollar against the Euro
  Rimadyl (for relief of arthritis pain in dogs) sales grew 11% due to increased field and marketing emphasis throughout Europe and the weakening of the U.S. dollar against major currencies
  Clavamox / Synulox (an antibiotic for dogs and cats) sales grew 14% due to increased promotional activities in the U.S. and the weakening of the U.S. dollar against major currencies

Livestock product revenues increased 13% in the first quarter of 2003 with key performance as follows:

  Swine vaccine sales grew 28% due to the 2002 launches of Flusure (a swine influenza vaccine) in the U.S. and RespiSure One / Stellamune One (a single-dose swine vaccine to prevent pneumonia) in our international markets
  Advocin 180 (an antibiotic used to treat respiratory and internal infections in cattle and swine) which was launched in the U.S. during the fourth quarter of 2002 partially offset by:

  Dectomax (a treatment for internal and external parasites in cattle and swine) sales, which declined 11%, due primarily to increasing generic competition throughout our markets

Consumer Products

Sales of the Consumer Products segment for the first quarter of 2003 decreased 7% as compared with the prior year period. Worldwide sales of the Consumer Products segment follow:
(in millions)	First Quarter
	2003	2002	% Change

Total consumer healthcare products	$ 596 ======	$ 640 ======	(7)

The decrease in consumer healthcare revenues in the first quarter of 2003 as compared to the prior year period was primarily due to:

  the 74% decline ($46 million) in sales of Listerine PocketPaks in the U.S., reflecting the 2002 pipeline fill as well as a change in demand from initial trial to a more normalized consumption pattern the 21% decline in U.S. sales of Sudafed and 9% decline in U.S. sales of Benadryl, representing a total impact of $12 million, due to the impact of Claritin switching from prescription to over-the-counter resulting in lower sales in the U.S. upper-respiratory business partially offset by:

  the successful launches of Listerine PocketPaks in eight countries the 9% increase in sales of Listerine mouthwash

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 13% in the first quarter of 2003 as compared with the prior year period, while revenues increased 10% in the same period. The growth in cost of sales in the first quarter of 2003 was primarily due to the negative impact of foreign exchange. Excluding foreign exchange, cost of sales increased 4% in the same period.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 8% in the first quarter of 2003 as compared with the prior year period mainly due to strong marketing and sales support for our broad portfolio of human pharmaceutical products. Marketing expenses of our human pharmaceutical products increased 8% in the first quarter of 2003 and included costs associated with the first quarter 2003 U.S. launch of the migraine product Relpax and continued commercial support for products recently launched in the U.S. including the anti-arthritic product Bextra (copromoted with Pharmacia in the U.S.), the antifungal agent Vfend, and the multiple sclerosis product Rebif (copromoted with Serono in the U.S.). In Europe, the recent launches of Spiriva for COPD (copromoted with Boehringer Ingelheim) and Relpax also contributed to the period over period increase in marketing expenses.

Research and Development Expenses

Research and development (R&D) expenses increased 3% in the first quarter of 2003 as compared with the prior year period. Year over year growth for first quarter R&D spending is attributable to increased support of the late-stage portfolio.

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our new products.

Pending U.S. NDAs:
Product	Indication	Date Submitted

Zithromax	Sinusitis	March 2003

Lipitor/Norvasc	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc	March 2003

Vfend	Powder formulation for oral suspension	March 2003

Geodon	Liquid oral suspension dosage form	September 2002

Zoloft	Pediatric depression	December 2001

Spiriva	COPD	December 2001

Norvasc	Pediatric	September 2001

Cardura XL	Benign prostatic hyperplasia (enlarged prostate)	April 2001
  In March 2003, a filing for pregabalin, for the treatment of neuropathic pain and adjunctive therapy in epilepsy, was submitted in Europe. We are awaiting additional data to provide further support for the European filing submission of pregabalin for generalized anxiety disorder.
  In December 2002, Spiriva received an approvable letter from the FDA for the long-term once-daily maintenance treatment of bronchospasm associated with COPD. The E.U. Mutual Recognition procedure was completed in April 2002.
  In September 2002, our co-marketing partner Eisai submitted a supplemental NDA with the FDA for the use of Aricept in the treatment of vascular dementia.

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
Bladder cancer
Barrett's esophagus - a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis - a precancerous skin growth caused by overexposure to sunlight
Ankylosing spondylitis - an inflammation of the spine
Chronic low back pain

Zithromax	Sustained release Zithromax (bacterial infections)

Geodon	Mania

It is our current intention to submit an NDA for pregabalin in the U.S. later this year for the treatment of neuropathic pain, epilepsy, and generalized anxiety disorder.

Advanced-stage clinical studies are continuing for several agents, including indiplon for insomnia, Macugen for macular degeneration, capravirine for HIV/AIDS, lasofoxifene for osteoporosis and other indications, varenicline for smoking cessation, and Exubera, an inhalable form of insulin under co-development, co-manufacture, and co-marketing with Aventis Pharma (Aventis), with the participation of Nektar Therapeutics

Together with Aventis, we will complete additional long-term studies for the Exubera development program. These trials are well under way and involve patients with Type 1 and Type 2 diabetes. Because of the potential widespread use of Exubera among diabetes patients, additional rigorous testing and assessment of all pulmonary function measures are appropriate to deepen the medical understanding of diabetes and Exubera's role in the future management of diabetes. Based on interim data from one-year controlled safety studies, we are confident that Exubera will be an important medication to treat this devastating disease. We are continuing our discussions with regulatory agencies regarding the timing of the submission.

In December 2002, we announced an agreement with Neurocrine Biosciences, Inc. (Neurocrine) for the exclusive worldwide development and commercialization of indiplon, Neurocrine's Phase III compound for the potential treatment of insomnia. Under terms of the agreement, we will obtain an exclusive, worldwide license for indiplon. We will record all sales of indiplon and Neurocrine will have exclusive rights to copromote, but not to sell, indiplon in the U.S. Following filing of an NDA for indiplon, Neurocrine will also have rights to detail, but not sell, our antidepressant Zoloft, in the U.S., and would earn a fee for such detailing efforts equal to a percentage of Zoloft sales in the U.S. that are above a baseline threshold. The government approved the transaction in February 2003 and we expensed a payment of $100 million, included in Other (income)/deductions -net, to Neurocrine in the first quarter of 2003. Additional milestone payments of $300 million potentially could be made to Neurocrine based on worldwide regulatory submissions and approvals. We will fund the ongoing development of indiplon and pay royalties on worldwide sales and copromotion commissions in the U.S. Neurocrine may submit the indiplon NDA as early as year-end 2003. Following the U.S. launch of indiplon, we will provide a $175 million secured credit facility for a period of three years.

Also in December 2002, we announced an agreement with Eyetech Pharmaceuticals, Inc. (Eyetech) to jointly develop and commercialize Eyetech's Macugen(TM) (pegaptanib sodium), a potential treatment for age-related macular degeneration (AMD) and diabetic macular edema (DME), both leading causes of blindness. The government approved the transaction in February 2003 and we expensed a $100 million payment, included in Other (income)/deductions-net, to Eyetech in the first quarter of 2003. Additional milestone payments up to $195.5 million potentially could be made to Eyetech based on worldwide regulatory submission and approvals. Eyetech also has the potential to receive up to an additional $450 million in milestone payments, which are contingent upon successful commercialization of Macugen(TM) and attainment of agreed-upon sales levels. We will also fund the majority of the ongoing development costs for both the AMD and DME indications. If approved, we will copromote Macugen(TM) with Eyetech in the U.S. and we will record alliance revenue for copromotion services provided to Eyetech. Outside the U.S., we will market the product exclusively under a royalty-bearing license and we will directly record sales of the product.

In April 2003, we announced an agreement with Daiichi Pharmaceutical Co., Ltd. and obtained an exclusive license for DK-507k, a new highly effective quinolone antibiotic for both oral and intravenous administration to treat respiratory-tract and other infections. In pre-clinical studies, DK-507k has shown superior activity against penicillin-resistant Streptococcus pneumoniae compared to currently marketed quinolones. The product is currently in Phase I clinical trials.

Additional product-related programs are in various stages of discovery and development.

MERGER-RELATED COSTS

We incurred the following merger-related costs in connection with our merger with Warner-Lambert Company (Warner-Lambert) which was completed on June 19, 2000 and our acquisition of Pharmacia which was completed on April 16, 2003:
	Three Months Ended
(in millions)	March 30, 2003	March 31, 2002

Integration costs - Warner-Lambert	$ 8	$ 72
Pre-integration costs - Pharmacia	80	--
Restructuring charges - Warner-Lambert	3	37
Total merger-related costs	$91 ===	$109 ====
  Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert, including expenditures for consulting and systems integration.
  Pre-integration costs represent external, incremental costs directly related to our acquisition of Pharmacia.
  The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:
	Provisions
(in millions)	Year 2000	Year 2001	Year 2002	Three Months Ended March 30, 2003	Total	Utilization Through March 30, 2003	Reserve* March 30, 2003

Employee termination costs	$850	$249	$170	$ 3	$1,272	$(1,246)	$26
Property, plant and equipment	46	84	4	--	134	(134)	--
Other	21	30	13	--	64	(64)	--
	$917 ====	$363 ====	$187 ====	$ 3 ===	$1,470 ======	$(1,444) =======	$26 ===

*Included in Other current liabilities.

Through March 30, 2003, the charges for employee termination costs represent the approved reduction of our work force of our continuing businesses by 8,067 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of March 30, 2003, 7,332 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at March 30, 2003 and December 31, 2002. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

Other (income)/deductions-net

The following components were included in Other (income)/deductions-net for the first quarter of 2003 and 2002:
(in millions)	First Quarter
	2003	2002	% Change

Interest income	$(85)	$(90)	(6)
Interest expense	51	58	(12)
Amortization of definite-lived intangibles	4	4	(19)
Foreign exchange	6	--	*
Copromotion charges and intellectual property rights payments	255	--	*
Gains on the sales of product lines	(17)	(20)	(15)
Other, net	(31)	(40)	(23)
Other (income)/deductions-net	$183 ====	$(88) ====	*

* Calculation not meaningful.

Other deductions-net of $183 million, pre-tax, were recorded in the first quarter of 2003 versus other income-net of $88 million, pre-tax, recorded in the first quarter of 2002. This change is due to payments made in the first quarter of 2003 of $100 million to Eyetech related to Macugen (TM), $100 million to Neurocrine related to indiplon and $55 million related to other intellectual property rights.

TAXES ON INCOME

Our projected tax rate for continuing operations in the first quarter of 2003 of 23.7% is lower than the 24.4% rate used for the first quarter of 2002. This rate reduction is due primarily to changes in product mix and tax-planning initiatives.

ADJUSTED INCOME

We believe investors' understanding of our performance is enhanced by disclosing adjusted income which we define as reported net income, excluding cumulative effect of a change in accounting principle, certain significant items, and merger-related costs. Management analyzes the company's performance based on operating results excluding certain significant items and merger-related costs. We believe that this basis better portrays the core operations of the company. As a research-based, global pharmaceutical company, we consider our core operations to be the discovery, development, manufacture, marketing, and sales of market-leading prescription medicines for humans and animals as well as many of the world's best-known over-the-counter products.

While we review our businesses and product lines on an ongoing basis for strategic fit with our operations, we do not build or run our businesses with intent to sell them and, therefore, we have excluded the gains or losses on sales of discontinued businesses or product lines from adjusted income.

In a similar fashion, we have excluded copromotion charges and payments for intellectual property rights from adjusted income for products being developed by third parties before regulatory approvals are received because these charges are immediately expensed. Payments made at approval or subsequent to approval are capitalized and we consider the amortization of these intangible product rights part of our core operations. Therefore such amortization is reflected in both reported and adjusted income. Such payments are made on an opportunistic basis and are not a regular part of our ongoing internal discovery and development programs.

In 2000 we acquired the Warner-Lambert Company, and in April 2003 we acquired Pharmacia Corporation. These acquisitions have significant integration and restructuring costs attendant to them. We have excluded these costs from adjusted income because integration and restructuring costs are unique to these transactions and will occur over several years due to the global and highly regulated nature of our business.

A reconciliation between net income, as reported under accounting principles generally accepted in the United States, and adjusted income follows:
	First Quarter
(millions of dollars)	2003	2002	% Incr./ (Decr.)

Reported net income	$4,665	$1,963	138
Cumulative effect of change in accounting principles-net of tax	30	410	(93)
Certain significant items and merger-related costs-net of tax	(1,951)	60	*
Adjusted income	$2,744 ======	$2,433 ======	13

* Calculation not meaningful.

Adjusted income as shown above excludes the following items:
	First Quarter
(millions of dollars)	2003	2002

Significant items, pre-tax:
Gains on sales of discontinued businesses/products++	$(3,746)	$ --
Gains on sales of product lines+	(17)	(20)
Copromotion charges and intellectual property rights payments+	255	--
Total significant items	(3,508)	(20)
Merger-related costs, pre-tax:
Integration costs -- Warner-Lambert	8	72
Pre-integration costs -- Pharmacia	80	--
Restructuring charges -- Warner-Lambert	3	37
Total merger-related costs	91	109
Total significant items and merger-related costs, pre-tax	(3,417)	89
Income taxes	1,466	(29)
Total significant items and merger-related costs-net of tax	(1,951)	60
Cumulative effect of change in accounting principles-net of tax	30	410
Total significant items, merger-related costs and cumulative effect of change in accounting principles-net of tax	$(1,921) =======	$470 ====

+ Included in Other (income)/deductions-net.
++ Included in Discontinued operations-net of tax.

DISCONTINUED OPERATIONS

We have sold the following businesses and products that do not fit our strategic goals:

  In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Products segment, to Cadbury Schweppes plc for $4.2 billion in cash. The proceeds from the sale are recorded as Receivable from sale of business in the consolidated balance sheet at March 30, 2003 and were received on March 31, 2003. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of income for the first three months of 2003.
  In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Products segment, to Energizer Holdings, Inc., for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of income for the first three months of 2003.
  In March 2003, we agreed to sell the oral contraceptives Estrostep and Loestrin and the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $359 million in cash. We completed the sales of Estrostep and Loestrin on March 27, 2003 for $197 million in cash with a right to receive up to $55.6 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of income for the first three months of 2003. On April 17, 2003, we completed the sale of femhrt, which was contingent on completion of our acquisition of Pharmacia, for $162 million in cash with a right to receive up to $69.6 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We will recognize the sale of this product in our second quarter 2003 results.

These businesses and product lines are reflected as discontinued operations in all periods presented.

The following amounts related to the confectionery, shaving and fish-care product businesses, as well as the femhrt, Loestrin and Estrostep product lines, have been segregated from continuing operations and reflected as discontinued operations:
(in millions)	Three Months Ended
	March 30, 2003	March 31, 2002

Revenues	$ 605 ======	$ 671 ======
Pre-tax income	$ 54	$ 97
Provision for taxes on income	21	36
Income from operations of discontinued businesses-net of tax	33	61
Pre-tax gains on sales of discontinued businesses	3,746	--
Provision for taxes on gains	1,544	--
Gains on sales of discontinued businesses-net of tax	2,202	--
Discontinued operations-net of tax	$2,235 ======	$ 61 ======

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(in millions)	March 30, 2003	Dec. 31, 2002

Financial assets*	$20,927	$18,111
Short-term borrowings and long-term debt	12,978	11,809

Net financial assets	$ 7,949 =========	$ 6,302 ========

* Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

Selected measures of liquidity and capital resources:
	March 30, 2003	Dec. 31, 2002
Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$15,788 =========	$12,950 ========

Working capital (millions of dollars)**	$12,349 =========	$ 6,226 ========

Current ratio***	1.66:1 =========	1.34:1 ========

Shareholders' equity per common share+	$ 4.08 =========	$ 3.27 ========

* Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to subsidiaries as needed. Where local restrictions prevent intercompany financing, subsidiaries' working capital needs would be met through ongoing cash flows and/or external borrowings.

** We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for working capital needs. Working capital includes assets and liabilities of discontinued businesses held for sale at December 31, 2002.

***Current ratio is the proportion of current assets to current liabilities.

+  Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital from December 31, 2002 to March 30, 2003 primarily reflects:

  cash from current period operations
  receivable from sale of business (received on March 31, 2003) - $4,201 million cash receipts from long-term debt issuances - $600 million partially offset by:

  an increase in income taxes payable primarily related to the sales of the Adams confectionery products business and the Schick-Wilkinson Sword shaving products business -$1,302 million purchases of property, plant and equipment - $382 million
  purchases of our common stock - $598 million
  cash dividends on common stock - $906 million

The increase in shareholders' equity per common share is primarily due to net income in excess of dividends declared.

Net Cash Provided by Operating Activities

During the first three months of 2003, net cash provided by operating activities was $2,323 million, as compared to $1,491 million in the 2002 period. The change in net cash provided by operating activities in the first quarter of 2003 was primarily due to:

  an increase in operating income
  a decrease in inventories (a decrease of $205 million)

partially offset by:

  an increase in accounts receivable (an increase of $847 million) - the increase in accounts receivable levels at the end of the first quarter of 2003 is comparable to the same period in 2002 and is consistent with historic business trends which include organic sales growth.

Net Cash Used in Investing Activities

During the first three months of 2003, net cash used in investing activities of $1,883 million, as compared to $1,030 million in the 2002 period. The change in net cash used in investing activities in the first quarter of 2003 was primarily attributable to:

  more purchases of investments and other assets (an increase of $1,194 million)
  fewer proceeds received from sales of investments and other assets (a decrease of $909 million)

partially offset by:

  proceeds from the sales of businesses and product lines (an increase of $1,173 million)

Net Cash Used in Financing Activities

During the first three months of 2003 net cash used in financing activities was $252 million, as compared to $215 million in the 2002 period. The change in net cash used in financing activities in the first quarter of 2003 was primarily attributable to:

  an increase in cash dividends paid (an increase of $108 million)
  a decrease in net borrowings (a decrease of $314 million)

partially offset by:

  a decrease in common share purchases (a decrease of $450 million)

In February 2003, we issued:

  $300 million senior unsecured notes, due March 2009, which pay interest semi-annually, beginning on September 2, 2003, at a rate of 3.3%; and
  $300 million senior unsecured notes, due March 2018, which pay interest semi-annually, beginning on September 1, 2003, at a rate of 4.65%.

The notes were issued under a $5 billion debt shelf registration statement filed with the Securities and Exchange Commission in November 2002.

During the period January 1, 2003 through April 30, 2003, we purchased approximately 59.3 million shares of common stock on the open market at an average price of $31.39 per share, at a total cost of approximately $1.9 billion. In total through April 30, 2003, we purchased approximately 161 million shares at a total cost of approximately $4.9 billion under the current share-purchase program. The remaining $11.1 billion of this authorization is expected to be completed during 2003. Purchased shares are available for general corporate purposes.

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We utilize short-term commercial paper to provide working capital. We maintain cash balances in excess of our commercial paper borrowings and have access to $2.4 billion of lines of credit of which $1.9 billion expire within one year. Of these lines of credit, approximately $2.1 billion are unused, of which our lenders have committed to loan us $1.0 billion at our request.

Pharmacia Acquisition

On April 16, 2003, we acquired all of the outstanding stock of Pharmacia, in a stock for stock transaction accounted for under the purchase method of accounting. The acquisition of Pharmacia will enable us to significantly extend our leadership position in the global pharmaceutical industry. Results of operations of Pharmacia will be included in our financial statements prospectively beginning on April 16, 2003.

We exchanged 1.4 shares of Pfizer common stock for each outstanding share of Pharmacia common stock, other than shares owned or directly or indirectly held by Pfizer or directly or indirectly held by Pharmacia, in a tax-free transaction resulting in the issuance of approximately 1.8 billion shares of Pfizer common stock. We also exchanged options on 1.4 shares of Pfizer common stock for each outstanding Pharmacia option. We exchanged one share of a newly created class of Pfizer Series A convertible perpetual preferred stock (Pfizer Preferred Stock), no par value, for each share of Pharmacia Series C convertible perpetual preferred stock, par value $0.01 per share, resulting in the issuance of approximately six thousand shares of Pfizer Preferred Stock. Pfizer Preferred Stock has the same conversion and other rights and privileges as the Pharmacia convertible perpetual preferred stock. The six thousand shares of Pfizer Preferred Stock are convertible into approximately 16 million shares of Pfizer common stock.

The total purchase price for Pharmacia was approximately $56 billion, which included the fair value of Pfizer common stock issued, options exchanged and the perpetual preferred stock, as well as direct transaction costs. The fair value of Pfizer common stock was derived using an average market price per share of Pfizer common stock of $29.81, which was based on an average of the closing prices over the two-day period before and after the terms of the acquisition were agreed to and announced on July 15, 2002.

As a result of the acquisition of Pharmacia, regulatory authorities required us to divest several products and a product candidate. In April 2003, we sold Cortaid, an anti-itch cream, for $35.8 million in cash. Also in April 2003, we sold the product candidate for overactive bladder, darifenacin, for $225 million. We received $50 million in cash upon closing and will receive the remaining $175 million if and when darifenacin receives regulatory approvals.

OUTLOOK

We will provide an update on the initiatives and anticipated outcomes, including financial projections, resulting from the combination of Pfizer and Pharmacia at an analyst meeting, with simultaneous webcast, which we will host in June.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contain forward-looking information about our company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

  the success of research and development activities and the speed with which regulatory authorizations, pricing approvals, and product launches may be achieved competitive developments affecting our current growth products the ability to successfully market both new and existing products domestically and internationally difficulties or delays in manufacturing
  trade buying patterns
  the ability to meet generic and branded competition after the loss of patent protection for our products trends toward managed care and health care cost containment possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over the counter use legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access contingencies related to actual or alleged environmental contamination legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision related to product liability, patent protection and other lawsuits the company's ability to protect its patents and other intellectual property both domestically and internationally interest rate and foreign currency exchange rate fluctuations governmental laws and regulations affecting domestic and foreign operations, including tax obligations changes in generally accepted accounting principles
  any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas growth in costs and expenses
  changes in our product mix
  the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate and obtain the anticipated results and synergies from our acquisition of Pharmacia

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2002 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Recently Issued Accounting Standard

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The provisions of SFAS No. 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position, results of operations or cash flows.

Item 4.  Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any system will succeed in achieving its goals under all potential future conditions.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which Pfizer is involved are discussed in Note 20 to the consolidated financial statements included in Pfizer's 2002 Annual Report to Shareholders and in Part I, Item 3, of Pfizer's Annual Report on Form 10-K for the year ended December 31, 2002. The following discussion is limited to recent developments concerning Pfizer's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

In addition, we completed our acquisition of Pharmacia Corporation ("Pharmacia") on April 16, 2003. In its Annual Report on Form 10-K for the year ended December 31, 2002, Pharmacia described certain legal proceedings in which it is a party. The following is limited to certain recent developments concerning Pharmacia's legal proceedings.

Patent Matters

Lipitor (atorvastatin)

As previously reported, in February 2003, we filed suit in the U.S. District Court for the District of Delaware for infringement of our basic product patent for atorvastatin (Lipitor) against a generic manufacturer that has filed an abbreviated new drug application with the Food and Drug Administration ("FDA") and asserted that its product would not infringe the patent. Our basic product patent, including the additional six-month pediatric exclusivity period, expires in 2010. Subsequently, the generic manufacturer asserted that our patent covering the active enantiomeric form of the drug is invalid; that patent, including the six-month pediatric exclusivity period, expires in 2011. On April 11, 2003, we filed suit against the generic manufacturer in the U.S. District Court for the District of Delaware for infringement of the enantiomer patent, and we also filed a second suit for infringement of the basic product patent in response to an amendment by the generic manufacturer of its allegations with respect to the basic patent.

Product Liability Matters

Rezulin

As of March 31, 2003, suits involving approximately 8,900 alleged users of Rezulin had been filed in various federal and state courts, and approximately 1,100 alleged users had asserted claims but had not filed suits. In addition, as of March 31, 2003, we had agreed with certain plaintiffs' lawyers to extend the statute of limitations for approximately 30,900 individuals who do not have lawsuits on file and who may or may not eventually pursue claims.

In April 2001, Louisiana Health Service Indemnity Company and Eastern States Health and Welfare Fund filed a consolidated complaint against Warner-Lambert in the U.S. District Court for the Southern District of New York purportedly on behalf of a class consisting of all health benefit providers that paid for Rezulin between February 1997 and April 2001. The action seeks to recover amounts paid for Rezulin by the health benefit providers on behalf of their plan participants during the specified period. As previously reported, in October 2001, the District Court dismissed the complaint. On April 18, 2003, the U.S. Court of Appeals for the Second Circuit reversed the dismissal order. The Second Circuit made no decision on the merits of the plaintiffs' claims or on whether the claims may proceed as a class action. We believe that we have meritorious defenses and intend to vigorously defend this action.

Asbestos

As of March 31, 2003: (i) approximately 145,400 claims naming Pfizer and/or Quigley Company, Inc. (which is a subsidiary of Pfizer) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos exposure, and (ii) approximately 112,000 claims naming American Optical Corporation (which is a former subsidiary of Warner-Lambert) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos and other exposures.

Celebrex

In April 2003, several purported class-action complaints were filed in the U.S. District Court for the District of New Jersey by persons who claim to have been purchasers of publicly traded securities of Pharmacia during the period from April 17, 2000 through August 22, 2001 (the "Purported Class Period"). Named as defendants in each of the actions are Pharmacia and certain former officers of Pharmacia. The complaints allege that the defendants violated federal securities laws by misrepresenting the safety of Celebrex. One of the cases further alleges that all of the individual defendants breached fiduciary duties by virtue of the alleged conduct concerning Celebrex. Plaintiffs purport to represent a class of all persons who purchased Pharmacia securities during the Purported Class Period and were damaged as a result of the decline in the price of Pharmacia's securities allegedly attributable to the misrepresentations. Plaintiffs seek damages in an unspecified amount.

A group of state attorneys general has asked Pharmacia to provide documents in connection with an investigation it is undertaking with respect to the marketing of Celebrex. Pharmacia is cooperating in that investigation.

Pfizer and Pharmacia are defendants in a number of product liability suits alleging injury as a result of the use of Celebrex.

Qui Tam Action Relating to Manufacturing Practices

Pfizer and Pharmacia, along with 25 other pharmaceutical companies, have been named in a qui tam ("whistleblower") action filed in the U. S. District Court for the Northern District of Texas on June 6, 2001. Pfizer and Pharmacia have not yet been served in this action and only recently became aware of it. The complaint alleges that the defendants have generally failed to comply with good manufacturing practices mandated by the FDA, that as a consequence their products sold to or reimbursed by the federal government are adulterated and/or misbranded, and that the federal government is entitled to refunds of purchase prices paid. To date, the federal government has not intervened in the action, which we believe to be without merit.

Pharmacia Acquisition

As previously reported, following the announcement on July 15, 2002 of Pfizer's agreement to acquire Pharmacia, two suits were filed in the Delaware Chancery Court on behalf of a purported class of Pharmacia's shareholders. One of the suits was filed against Pharmacia and its directors. The second suit was filed against Pharmacia and its directors and Pfizer. The suits allege that the price to be paid for Pharmacia's shares was inadequate as a result of the breach by Pharmacia's directors of their fiduciary duties to the Pharmacia shareholders, and the complaint in one of the suits also alleges that Pfizer aided and abetted the alleged breach. The complaints, which we believe to be without merit, seek damages and injunctive relief. Plaintiffs have agreed in principle to dismiss both actions without any payment by the companies or their directors.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of Pfizer Inc's tax returns through 1998 and Warner-Lambert Company through 1995. The IRS is currently conducting audits of Pfizer Inc's tax returns for the years 1999 through 2001 and Warner-Lambert Company for the years 1996 through 1998.

We believe that our accrual for tax liabilities is adequate for the relevant periods.

Item 4:  Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on three items at the Annual Meeting of Shareholders held on April 24, 2003:

  the election of four directors to terms ending in 2006
  a proposal to approve the appointment of KPMG LLP as independent auditor for 2003 a proposal to approve an amendment to the Certificate of Incorporation to eliminate the classification of the Board of Directors

The nominees for directors were elected based upon the following votes:*
Nominee	Votes For	Votes Withheld
M. Anthony Burns	5,252,978,073	105,473,685
William H. Gray III	5,245,985,627	112,466,131
William R. Howell	5,225,603,308	132,848,450
Stanley O. Ikenberry	5,275,936,126	82,515,632

* However since the proposal to eliminate the classification of the Board of Directors was approved by the shareholders, as described below, the term of all Directors, including those elected at the 2003 Annual Meeting, will end at the 2004 Annual Meeting of Shareholders. All Directors will thereafter be elected for one-year terms.

The appointment of KPMG LLP as auditors for 2003 was approved as follows:
5,220,508,772	Votes for approval
101,034,167	Votes against
36,908,819	Abstentions

The proposed amendment to eliminate the classification of the Board of Directors and the related amendments to the Certificate of Incorporation was approved as follows:
5,228,776,314	Votes for approval
77,081,621	Votes against
52,593,823	Abstentions

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	1) Exhibit 3(i)	-	Restated Certificate of Incorporation dated April 11, 2003
	2) Exhibit 12	-	Ratio of Earnings to Fixed Charges
	3) Exhibit 15	-	Accountants' Acknowledgment
	4) Exhibit 99.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	5) Exhibit 99.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
We filed reports on Form 8-K during the first quarter ended March 30, 2003 dated January 22, 2003.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.
Pfizer Inc. (Registrant)

Dated: May 14, 2003	/s/ Loretta V. Cangialosi Loretta V. Cangialosi, Vice President; Controller (Principal Accounting Officer and Duly Authorized Officer)

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

Date: May 14, 2003

/s/ Henry A. McKinnell
Henry A. McKinnell
Chairman of the Board
and Chief Executive Officer

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

Date: May 14, 2003

/s/David L. Shedlarz
David L. Shedlarz
Executive Vice President and
Chief Financial Officer

Exhibit 3(i)

RESTATED
CERTIFICATE OF INCORPORATION
of
PFIZER INC.

As Amended
APRIL 2003

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

FOURTH:

A.   Authorized Shares and Classes of Stock.

   The total number of shares and classes of stock that the Company shall have authority to issue is twelve billion twenty-seven million (12,027,000,000) shares, which shall be divided into two classes, as follows: twenty-seven million (27,000,000) shares of Preferred Stock, without par value, and twelve billion (12,000,000,000) shares of Common Stock of the par value of $.05 per share."

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

   (3) The shares of each series of Preferred Stock shall entitle the holders thereof to receive, when, as and if declared by the Board of Directors out of funds legally available for dividends, cash dividends at the rate, under the conditions, for the periods and on the dates fixed by the resolution or resolutions of the Board of Directors pursuant to authority granted in this Section B, for each series, and no more, before any dividends on the Common Stock, other than dividends payable in Common Stock, shall be paid or set apart for `payment. No dividends shall be paid or declared or set apart for payment on any particular series of Preferred Stock in respect of any period unless dividends shall be or have been paid, or declared and set apart for payment, pro rata on all shares of Preferred Stock at the time outstanding of each other series which ranks equally as to dividends with such particular series, so that the amount of dividends declared on such particular series shall bear the same ratio to the amount declared on each such other series as the dividend rate of such particular series shall bear to the dividend rate of such other series. No dividends shall be deemed to have accrued on any share of Preferred Stock of any series with respect to any period prior to the date of original issue of such share or the dividend payment date immediately preceding or following such date of original issue, as may be provided in the resolution or resolutions creating such series. The Preferred Stock shall not be entitled to participate in any dividends declared and paid on the Common Stock, whether payable in cash, stock or otherwise. Accruals of dividends shall not bear interest.

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

   Section 3. Voting Rights. The holders of shares of Series A Preferred Stock shall have the following voting rights:

         (A)   Each share of Series A Preferred Stock shall entitle the holder thereof to one vote on all matters submitted to a vote of the stockholders of the Company. Except as otherwise provided herein, in the Restated Certificate of Incorporation or by law, the holders of shares of Series A Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Company.

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

   (2) Election of directors need not be by ballot unless the By-laws so provide.

   (3) Subject to the rights of the holders of any one or more series of Preferred Stock then outstanding, newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board of Directors resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled solely by the Board of Directors, acting by not less than a majority of the Directors then in office, although less than a quorum. Any director so chosen shall hold office until his successor shall be elected and qualified. No decrease in the number of directors shall shorten the term of any incumbent director.

   (4) Deleted.

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

   (13) Notwithstanding any other provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class of capital stock of the Corporation as are entitled to vote generally in the election of directors ("Voting Stock") required by law or this Certificate of Incorporation, the affirmative vote of the holders of at least 80% of all of the then outstanding shares of Voting Stock, voting together as a single class, shall be required to alter, amend or repeal paragraphs (1),(3),(5), (8), (10) or this paragraph (13) of this Article SEVENTH.

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

CERTIFICATE OF DESIGNATIONS FOR
SERIES A CONVERTIBLE PERPETUAL PREFERRED STOCK
OF
PFIZER INC.

(PURSUANT TO SECTION 151 OF THE DELAWARE CORPORATION LAW)

Pfizer Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (hereinafter called the "Corporation"), hereby certifies that the following resolution was adopted by the Board of Directors of the Corporation as required by Section 151 of the General Corporation Law at a meeting duly called and held on July 13, 2002:

This Board hereby RESOLVES that pursuant to the authority granted to and vested in the Board of Directors of this Corporation in accordance with the provisions of the Restated Certificate of Incorporation ("Certificate of Incorporation"), the Board of Directors hereby creates a series of preferred stock of the Corporation, and hereby states the designation and number of shares of such series, and fixes the relative, participating, optional or other special rights, preferences, and limitations thereof as follows:

Series A Convertible Perpetual Preferred Stock:

Section 1.   Designation and Amount; Special Purpose Restricted Transfer Issue.   (a) The shares of such series shall be designated as shares of "Series A Convertible Perpetual Preferred Stock, no par value per share" (the "Convertible Perpetual Preferred Shares"), and the number of shares constituting such series shall be 7,500. Each Convertible Perpetual Preferred Share shall have a stated value of $40,300.00 per share.

     (b)  Convertible Perpetual Preferred Shares shall be issued only to Northern Trust Company, its successors and assigns, as trustee (the "Trustee") of the Pharmacia Savings Plan ESOP Trust for Pharmacia Preferred Stock forming a part of the Pharmacia Corp. Employee Stock Ownership Plan, or any successor to such plan (the "Plan" or "ESOP"). All references to the holder of Convertible Perpetual Preferred Shares shall mean the Trustee or any corporation with which or into which the Trustee may merge or any successor trustee under the trust agreement with respect to the Plan. In the event of any transfer of record ownership of Convertible Perpetual Preferred Shares to any person other than any successor trustee under the Plan, the Convertible Perpetual Preferred Shares so transferred, upon such transfer and without any further action by the Corporation or the holder thereof, shall be automatically converted into shares of Common Stock on the terms otherwise provided for the conversion of Convertible Perpetual Preferred Shares into shares of Common Stock pursuant to Section 5 and no such transferee shall have any of the voting powers, preferences and relative, participating, optional or special rights ascribed to Convertible Perpetual Preferred Shares hereunder but, rather, only the powers and rights pertaining to the Common Stock into which such Convertible Perpetual Preferred Shares shall be so converted. In the event of such a conversion, the transferee of the Convertible Perpetual Preferred Shares shall be treated for all purposes as the record holder of the shares of Common Stock into which such Convertible Perpetual Preferred Shares have been automatically converted as of the date of such transfer. Certificates representing Convertible Perpetual Preferred Shares shall bear a legend to reflect the foregoing provisions. Notwithstanding the foregoing provisions of this Section 1(b), Convertible Perpetual Preferred Shares (i) may be converted into shares of Common Stock as provided by Section 5 and the shares of Common Stock issued upon such conversion may be transferred by the holder thereof as permitted by law and (ii) shall be redeemable by the Corporation upon the terms and conditions provided by Sections 6, 7 and 8.

Section 2.   Dividends and Distributions.   (a) Subject to the provisions for adjustment hereinafter set forth, the holders of Convertible Perpetual Preferred Shares shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefor, cash dividends ("Convertible Perpetual Preferred Dividends") in an amount per share not to exceed $2,518.75 per share per annum, payable quarterly in arrears, one-quarter on the 1st day of January, one-quarter on the 1st day of April, one-quarter on the 1st day of July and one-quarter on the 1st day of October of each year (each, a "Dividend Payment Date"), to holders of record at the start of business on such Dividend Payment Date. In the event that any Dividend Payment Date shall fall on any day other than a "Business Day" (as hereinafter defined), the dividend payment due on such Dividend Payment Date shall be paid on the Business Day immediately following such Dividend Payment Date. Convertible Perpetual Preferred Dividends shall (i) with respect to the first Dividend Payment date be deemed to accrue on outstanding Convertible Perpetual Preferred Shares from April 1, 2003, the Dividend Payment Date immediately preceding the issuance of the Convertible Perpetual Preferred Shares and (ii) with respect to all other Dividend Payment Dates after the first Dividend Payment Date, accrue from the immediately preceding Dividend Payment Date. Convertible Perpetual Preferred Dividends shall accrue on a daily basis whether or not the Corporation shall have earnings or surplus at the time, but Convertible Perpetual Preferred Dividends accrued after issuance on the Convertible Perpetual Preferred Shares for any period less than a full quarterly period between Dividend Payment Dates (or, in the case of the first dividend payment, from the date of issuance through the first Dividend Payment Date) shall be computed on the basis of a 360-day year of twelve 30-day months. Accrued but unpaid Convertible Perpetual Preferred Dividends shall cumulate as of the Dividend Payment Date on which they first become payable, but no interest shall accrue on accumulated but unpaid Convertible Perpetual Preferred Dividends.

     (b)  So long as any Convertible Perpetual Preferred Shares shall be outstanding, no dividend shall be declared or paid or set apart for payment on any other series of stock ranking on a parity with the Convertible Perpetual Preferred Shares as to dividends, unless there shall also be or have been declared and paid or set apart for payment on the Convertible Perpetual Preferred Shares dividends for all dividend payment periods of the Convertible Perpetual Preferred Shares ending on or before the dividend payment date of such parity stock, ratably in proportion to the respective amounts of dividends accumulated and unpaid through such dividend period on the Convertible Perpetual Preferred Shares and accumulated and unpaid on such parity stock through the dividend payment period on such parity stock next preceding such dividend payment date. In the event that full cumulative dividends on the Convertible Perpetual Preferred Shares have not been declared and paid or set apart for payment when due, the Corporation shall not declare or pay or set apart for payment any dividends or make any other distributions on, or make any payment on account of the purchase, redemption or other retirement of any other class of stock or series thereof of the Corporation ranking, as to dividends or as to distributions in the event of a liquidation, dissolution or winding-up of the Corporation, junior to the Convertible Perpetual Preferred Shares until full cumulative dividends on the Convertible Perpetual Preferred Shares shall have been paid or declared and set apart for payment; provided, however, that the foregoing shall not apply to (i) any dividend payable solely in any shares of any stock ranking, as to dividends and as to distributions in the event of a liquidation, dissolution or winding-up of the Corporation, junior to the Convertible Perpetual Preferred Shares or (ii) the acquisition of shares of any stock ranking, as to dividends or as to distributions in the event of a liquidation, dissolution or winding-up of the Corporation, junior to the Convertible Perpetual Preferred Shares in exchange solely for shares of any other stock ranking, as to dividends and as to distributions in the event of a liquidation, dissolution or winding-up of the Corporation, junior to the Convertible Perpetual Preferred Shares.

Section 3.   Voting Rights. The holders of Convertible Perpetual Preferred Shares shall have the following voting rights:

     (a)   The holders of Convertible Perpetual Preferred Shares shall be entitled to vote on all matters submitted to a vote of the stockholders of the Corporation, voting together with the holders of Common Stock as one class. The holder of each Convertible Perpetual Preferred Share shall be entitled to a number of votes equal to the number of shares of Common Stock into which such Convertible Perpetual Preferred Share could be converted on the record date for determining the stockholders entitled to vote, rounded to the nearest one one-hundredth of a vote; it being understood that whenever the "Conversion Price" (as defined in Section 5(a)) is adjusted as provided in Section 9, the number of votes of the Convertible Perpetual Preferred Shares shall also be similarly adjusted.

     (b)   Except as otherwise required by law or set forth herein, holders of Convertible Perpetual Preferred Shares shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action; provided, however, that the vote of at least 66 2/3% of the outstanding Convertible Perpetual Preferred Shares, voting separately as a series, shall be necessary to adopt any alteration, amendment or repeal of any provision of the Restated Certificate of Incorporation of the Corporation (including any such alteration, amendment or repeal effected by any merger or consolidation in which the Corporation is the surviving or resulting corporation), if such amendment, alteration or repeal would alter or change the powers, preferences, or special rights of the Convertible Perpetual Preferred Shares so as to affect them adversely.

Section 4.   Liquidation, Dissolution or Winding-Up.

     (a)   Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of Convertible Perpetual Preferred Shares shall be entitled to receive out of assets of the Corporation that remain after satisfaction in full of all valid claims of creditors of the Corporation and that are available for payment to stockholders, and subject to the rights of the holders of any stock of the Corporation ranking senior to or on a parity with the Convertible Perpetual Preferred Shares in respect of distributions upon liquidation, dissolution or winding-up of the Corporation, before any amount shall be paid or distributed among the holders of Common Stock or any other shares ranking junior to the Convertible Perpetual Preferred Shares in respect of distributions upon liquidation, dissolution or winding-up of the Corporation, liquidating distributions in the amount of $40,300.00 per share, plus an amount equal to all accrued and unpaid dividends thereon to the date fixed for distribution, and no more. If upon any liquidation, dissolution or winding-up of the Corporation, the amounts payable with respect to the Convertible Perpetual Preferred Shares and any other stock ranking as to any such distribution on a parity with the Convertible Perpetual Preferred Shares are not paid in full, the holders of the Convertible Perpetual Preferred Shares and such other stock shall share ratably in any distribution of assets in proportion to the full respective preferential amounts to which they are entitled. After payment of the full amounts to which they are entitled as provided by the foregoing provisions of this Section 4(a), the holders of Convertible Perpetual Preferred Shares shall not be entitled to any further right or claim to any of the remaining assets of the Corporation.

     (b)   Written notice of any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, stating the payment date or dates when, and the place or places where, the amounts distributable to holders of Convertible Perpetual Preferred Shares in such circumstances shall be payable, shall be given by hand delivery, by courier, by standard form of telecommunication or by first-class mail (postage prepaid), delivered, sent or mailed, as the case may be, not less than 20 days prior to any payment date stated therein, to the holders of Convertible Perpetual Preferred Shares, at the address shown on the books of the Corporation or any transfer agent for the Convertible Perpetual Preferred Shares.

Section 5.   Conversion into Common Stock.    (a) A holder of shares of Convertible Perpetual Preferred Shares shall be entitled, at any time prior to the close of business on the date fixed for redemption of such shares pursuant to Sections 6, 7 and 8, to cause any or all of such shares to be converted into shares of Common Stock, initially at a conversion price equal to $15.651285 per share of Common Stock, with each Convertible Perpetual Preferred Share being valued at $40,300.00 for such purpose, and which price shall be adjusted as hereinafter provided (and, as so adjusted, is hereinafter sometimes referred to as the "Conversion Price") (that is, a conversion rate initially equivalent to 2,574.8685 shares of Common Stock for each Convertible Perpetual Preferred Share so converted, which is subject to adjustment as the Conversion Price is adjusted as hereinafter provided in Section 9); provided, however, that in no event shall the Conversion Price be less than $1.00.

     (b)   Any holder of Convertible Perpetual Preferred Shares desiring to convert such shares into shares of Common Stock shall surrender the certificate or certificates representing the Convertible Perpetual Preferred Shares being converted, duly assigned or endorsed for transfer to the Corporation (or accompanied by duly executed stock powers relating thereto), at the principal executive office of the Corporation or the offices of the transfer agent for the Convertible Perpetual Preferred Shares or such office or offices in the continental United States of an agent for conversion as may from time to time be designated by notice to the holders of the Convertible Perpetual Preferred Shares by the Corporation or the transfer agent for the Convertible Perpetual Preferred Shares, accompanied by written notice of conversion. Such notice of conversion shall specify (i) the number of shares of Convertible Perpetual Preferred Shares to be converted and the name or names in which such holder wishes the certificate or certificates for Common Stock and for any Convertible Perpetual Preferred Shares not to be so converted to be issued and (ii) the address to which such holder wishes delivery to be made of such new certificates to be issued upon such conversion.

     (c)   Upon surrender of a certificate representing a Convertible Perpetual Preferred Share or Shares for conversion, the Corporation shall issue and send by hand delivery, by courier or by first-class mail (postage prepaid) to the holder thereof or to such holder's designee, at the address designated by such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled upon conversion. In the event that there shall have been surrendered a certificate or certificates representing Convertible Perpetual Preferred Shares, only part of which are to be converted, the Corporation shall issue and send to such holder or such holder's designee, in the manner set forth in the preceding sentence, a new certificate or certificates representing the number of Convertible Perpetual Preferred Shares which shall not have been converted.

     (d)   The issuance by the Corporation of shares of Common Stock upon a conversion of Convertible Perpetual Preferred Shares into shares of Common Stock made at the option of the holder thereof shall be effective as of the earlier of (i) the delivery to such holder or such holder's designee of the certificates representing the shares of Common Stock issued upon conversion thereof or (ii) the commencement of business on the second Business Day after the surrender of the certificate or certificates for the Convertible Perpetual Preferred Shares to be converted, duly assigned or endorsed for transfer to the Corporation (or accompanied by duly executed stock powers relating thereto) and accompanied by all documentation required to effect the conversion, as provided herein. On and after the effective date of conversion, the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock, but no allowance or adjustments shall be made in respect of dividends payable to holders of Common Stock in respect of any period prior to such effective date. The Corporation shall not be obligated to pay any dividends that shall have been declared and shall be payable to holders of Convertible Perpetual Preferred Shares on a Dividend Payment Date if the record date for such dividend is subsequent to the effective date of conversion of such shares.

     (e)   The Corporation shall not be obligated to deliver to holders of Convertible Perpetual Preferred Shares any fractional share of Common Stock issuable upon any conversion of such Convertible Perpetual Preferred Shares, but in lieu thereof may make a cash payment in respect thereof in any manner permitted by law.

     (f)   The Corporation shall at all times reserve and keep available out of its authorized and unissued Common Stock, solely for issuance upon the conversion of Convertible Perpetual Preferred Shares as herein provided, free from any preemptive rights, such number of shares of Common Stock as shall from time to time be issuable upon the conversion of all the Convertible Perpetual Preferred Shares then outstanding. Nothing contained herein shall preclude the Corporation from issuing shares of Common Stock held in its treasury upon the conversion of Convertible Perpetual Preferred Shares into Common Stock pursuant to the terms hereof. The Corporation shall prepare and shall use its best effort to obtain and keep in force such governmental or regulatory permits or other authorizations as may be required by law, and shall comply with all requirements as to registration or qualification of the Common Stock, in order to enable the Corporation lawfully to issue and deliver to each holder of record of Convertible Perpetual Preferred Shares such number of shares of its Common Stock as from time to time is sufficient to effect the conversion of all Convertible Perpetual Preferred Shares then outstanding and convertible into shares of Common Stock.

Section 6.   Redemption At the Option of the Corporation.   (a) The Convertible Perpetual Preferred Shares shall be redeemable, in whole or in part, at the option of the Corporation at any time at the redemption price of $40,300.00 per share, plus an amount equal to all accrued and unpaid dividends thereon to the date fixed for redemption. Payment of the redemption price shall be made by the Corporation in cash or shares of Common Stock, or a combination thereof, as permitted by Section 6(e). From and after the date fixed for redemption, dividends on Convertible Perpetual Preferred Shares called for redemption will cease to accrue, such Convertible Perpetual Preferred Shares will no longer be deemed to be outstanding and all rights in respect of such Convertible Perpetual Preferred Shares shall cease, except the right to receive the redemption price. If fewer than all of the outstanding Convertible Perpetual Preferred Shares are to be redeemed, the Corporation shall redeem a portion of the Convertible Perpetual Preferred Shares of each holder determined pro rata based on the number of Convertible Perpetual Preferred Shares held by each holder.

     (b)   Unless otherwise required by law, notice of redemption will be sent to the holders of Convertible Perpetual Preferred Shares at the address shown on the books of the Corporation or any transfer agent for the Convertible Perpetual Preferred Shares by hand delivery, by courier, by standard form of telecommunication or by first-class mail (postage prepaid) delivered, sent or mailed, as the case may be, not less than twenty (20) days nor more than sixty (60) days prior to the redemption date. Each such notice shall state: (i) the redemption date; (ii) the total number of Convertible Perpetual Preferred Shares to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such Convertible Perpetual Preferred Shares to be redeemed from such holder; (iii) the redemption price; (iv) whether the redemption price shall be paid in cash or in shares of Common Stock, or in a combination of such Common Stock and cash, as permitted by Section 6(e); (v) the place or places where certificates for such Convertible Perpetual Preferred Shares are to be surrendered for payment of the redemption price; (vi) that dividends on the Convertible Perpetual Preferred Shares to be redeemed will cease to accrue on such redemption date; and (vii) the conversion rights of the Convertible Perpetual Preferred Shares to be redeemed, the period within which conversion rights may be exercised, and the Conversion Price and number of shares of Common Stock issuable upon conversion of a Convertible Perpetual Preferred Share at the time. Upon surrender of the certificate for any Convertible Perpetual Preferred Shares so called for redemption and not previously converted (properly endorsed or assigned for transfer, if the Board shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the date fixed for redemption and at the redemption price set forth in this paragraph (6).

     (c)   Within thirty (30) days after the later of (i) the effective date, (ii) the enactment date or (iii) if the Corporation contests in good faith in a judicial or administrative proceeding the legality of the change referred to in this Section 6(c), the date such matter is finally determined (the time for appeal having expired and no appeal having been filed) against the Corporation, of a change in any statute, rule or regulation of the United States of America which has the effect of limiting or making unavailable to the Corporation all or any of the tax deductions for amounts paid (including dividends) on the Convertible Perpetual Preferred Shares when such amounts are used as provided under Section 404(k)(2) of the Internal Revenue Code of 1986, as amended (the "Code") and in effect on July 21, 1989, the Corporation may, in its sole discretion and notwithstanding anything to the contrary in Section 6(a), elect to either (a) redeem any or all of such Convertible Perpetual Preferred Shares for cash or, if the Corporation so elects, in shares of Common Stock, or a combination of such shares of Common Stock and cash, any such shares of Common Stock to be valued for such purpose at their Fair Market Value (as defined in Section 9(g)), at a redemption price equal to the higher of (x) $40,300.00 per share or (y) the Fair Market Value of the number of shares of Common Stock into which each Convertible Perpetual Preferred Share is convertible at the time the notice of such redemption is given, plus in either case accrued and unpaid dividends thereon to the date fixed for redemption, or (b) exchange any or all of such Convertible Perpetual Preferred Shares for securities of comparable value (as determined by an independent appraiser) that constitute "qualifying employer securities" with respect to a holder of Convertible Perpetual Preferred Shares within the meaning of Section 409(1) of the Code and Section 407(d)(5) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or any successor provisions of law.

     (d)   In the event that the Plan is terminated or the ESOP is terminated or eliminated from the Plan in accordance with its terms, the Corporation shall, as soon thereafter as practicable, call for redemption all the then outstanding Convertible Perpetual Preferred Shares in accordance with Section 6(a).

     (e)   The Corporation, at its option, may make payment of the redemption price required upon redemption of Convertible Perpetual Preferred Shares in cash or in shares of Common Stock, or in a combination of such Common Stock and cash, any such shares of Common Stock to be valued for such purposes at their Fair Market Value (as defined in Section 9(g)).

Section 7.   Other Redemption Rights. Convertible Perpetual Preferred Shares shall be redeemed by the Corporation for cash or, if the Corporation so elects, in shares of Common Stock, or a combination of such shares of Common Stock and cash, any such shares of Common Stock to be valued for such purpose at their Fair Market Value, at a redemption price of $40,300.00 per share plus accrued and unpaid dividends thereon to the date fixed for redemption, at the option of the holder, at any time and from time to time upon notice to the Corporation given not less than five (5) business days prior to the date fixed by the holder in such notice for such redemption, upon certification by such holder to the Corporation of the following events: (i) when and to the extent necessary for such holder to make any payments of principal, interest or premium due and payable (whether as scheduled, upon acceleration or otherwise) under the note from the Trustee to the Corporation or any indebtedness, expenses or costs incurred by the holder for the benefit of the Plan; or (ii) in the event that the Plan is not initially determined by the Internal Revenue Service to be qualified within the meaning of Sections 401(a) and 4975(e)(7) of the Code. Convertible Perpetual Preferred Shares shall be redeemed by the Corporation for cash or, if the Corporation so elects, in shares of Common Stock, or a combination of such shares of Common Stock and cash, any such shares of Common Stock to be valued for such purpose at their Fair Market Value (as defined in Section 9(g)), at a redemption price equal to the higher of (x) $40,300.00 per share or (y) the Fair Market Value of the number of shares of Common Stock into which each Convertible Perpetual Preferred Share is convertible at the time the notice of such redemption is given, plus in either case accrued and unpaid dividends thereon to the date fixed for redemption, at the option of the holder, at any time and from time to time upon notice to the Corporation given not less than five (5) business days prior to the date fixed by the holder in such notice for such redemption, upon certification by such holder to the Corporation that it is necessary for such holder to provide for distributions required to be made to the Participants under, or to satisfy an investment election of the Participants in accordance with, the Plan.

Section 8.   Consolidation, Merger, etc. (a) In the event that the Corporation shall consummate any consolidation or merger or similar business combination, pursuant to which the outstanding shares of Common Stock are exchanged solely for or changed, reclassified or converted solely into stock that constitutes "qualifying employer securities" with respect to a holder of Convertible Perpetual Preferred Shares within the meaning of Section 409(1) of the Code and Section 407(d)(5) of ERISA or any successor provisions of law, and, if applicable, for a cash payment in lieu of fractional shares, if any, the Convertible Perpetual Preferred Shares of such holder shall, in connection with such consolidation, merger or similar business combination, be assumed by and shall become preferred stock of the issuer of such "qualifying employer securities," having in respect of such issuer, insofar as possible, the same powers, preferences and relative, participating, optional or other special rights (including the redemption rights provided by Sections 6, 7 and 8), and the qualifications, limitations or restrictions thereon, that the Convertible Perpetual Preferred Share had immediately prior to such transaction, except that after such transaction each Convertible Perpetual Preferred Share shall be convertible, otherwise on the terms and conditions provided by Section 5, into the number and kind of qualifying employer securities so receivable by a holder of the number of shares of Common Stock into which such Convertible Perpetual Preferred Shares could have been converted immediately prior to such transaction; provided, however, that if by virtue of the structure of such transaction, a holder of Common Stock is required to make an election with respect to the nature and kind of consideration to be received in such transaction, which election cannot practicably be made by the holders of the Convertible Perpetual Preferred Shares, then the Convertible Perpetual Preferred Shares shall, by virtue of such transaction and on the same terms as apply to the holders of Common Stock, be converted into or exchanged for the aggregate amount of stock, securities, cash or other property (payable in kind) receivable by a holder of the number of shares of Common Stock into which such Convertible Perpetual Preferred Shares could have been converted immediately prior to such transaction if such holder of Common Stock failed to exercise any rights of election to receive any kind or amount of stock, securities, cash or other property (other than such qualifying employer securities and a cash payment, if applicable, in lieu of fractional shares) receivable upon such transaction (provided that, if the kind or amount of qualifying employer securities receivable upon such transaction is not the same for each non-electing share, then the kind and amount so receivable upon such transaction for each non-electing share shall be the kind and amount so receivable per share by the plurality of the non-electing shares). The rights of the Convertible Perpetual Preferred Shares as preferred stock of the issuer of such "qualifying employer securities" shall successively be subject to adjustments pursuant to Section 9 after any such transaction as nearly equivalent as practicable to the adjustment provided for by such section prior to such transaction. The Corporation shall not consummate any such merger, consolidation or similar transaction unless all then outstanding Convertible Perpetual Preferred Shares shall be assumed and authorized by the issuer of such "qualifying employer securities" as aforesaid.

     (b)   In the event that the Corporation shall consummate any consolidation or merger or similar business combination, pursuant to which the outstanding shares of Common Stock are by operation of law exchanged for or changed, reclassified or converted into other stock or securities or cash or any other property, or any combination thereof, other than any such consideration which is constituted solely of qualifying employer securities (as referred to in Section 8(a)) and cash payments, if applicable, in lieu of fractional shares, outstanding Convertible Perpetual Preferred Shares shall, without any action on the part of the Corporation or any holder thereof (but subject to Section 8(c)), be automatically converted by virtue of such merger, consolidation or similar transaction immediately prior to such consummation into the number of shares of Common Stock into which such Convertible Perpetual Preferred Shares could have been converted at such time so that each Convertible Perpetual Preferred Share shall, by virtue of such transaction and on the same terms as apply to the holders of Common Stock, be converted into or exchanged for the aggregate amount of stock, securities, cash or other property (payable in like kind) receivable by a holder of the number of shares of Common Stock into which such Convertible Perpetual Preferred Shares could have been converted immediately prior to such transaction; provided, however, that if by virtue of the structure of such transaction, a holder of Common Stock is required to make an election with respect to the nature and kind of consideration to be received in such transaction, which election cannot practicably be made by the holder of the Convertible Perpetual Preferred Shares, then the Convertible Perpetual Preferred Shares shall, by virtue of such transaction and on the same terms as apply to the holders of Common Stock, be converted into or exchanged for the aggregate amount of stock, securities, cash or other property (payable in kind) receivable by a holder of the number of shares of Common Stock into which such Convertible Perpetual Preferred Shares could have been converted immediately prior to such transaction if such holder of Common Stock failed to exercise any rights of election as to the kind or amount of stock, securities, cash or other property receivable upon such transaction (provided that, if the kind or amount of stock, securities, cash or other property receivable upon such transaction is not the same for each non-electing share, then the kind and amount of stock, securities, cash or other property receivable upon such transaction for each non-electing share shall be the kind and amount so receivable per share by a plurality of the non-electing shares).

     (c)   In the event the Corporation shall enter into any agreement providing for any consolidation or merger or similar business combination described in Section 8(b), then the Corporation shall as soon as practicable thereafter (and in any event at least ten (10) business days before consummation of such transaction) give notice of such agreement and the material terms thereof to each holder of Convertible Perpetual Preferred Shares and each such holder shall have the right to elect, by written notice to the Corporation, to receive, upon consummation of such transaction (if and when such transaction is consummated), from the Corporation or the successor of the Corporation in redemption and retirement of such Convertible Perpetual Preferred Shares, a cash payment equal to the amount payable in respect of Convertible Perpetual Preferred Shares upon liquidation of the Corporation pursuant to Section 4. No such notice of redemption shall be effective unless given to the Corporation prior to the close of business on the second business day prior to consummation of such transaction, unless the Corporation or the successor of the Corporation shall waive such prior notice, but any notice of redemption so given prior to such time may be withdrawn by notice of withdrawal given to the Corporation prior to the close of business on the fifth business day prior to consummation of such transaction.

Section 9.   Anti-dilution Adjustments.  a) In the event the Corporation shall, at any time or from time to time while any of the Convertible Perpetual Preferred Shares are outstanding, (i) pay a dividend or make a distribution in respect of the Common Stock in shares of Common Stock, (ii) subdivide the outstanding shares of Common Stock, or (iii) combine the outstanding shares of Common Stock into a smaller number of shares, in each case whether by reclassification of shares, recapitalization of the Corporation (including a recapitalization effected by a merger or consolidation to which Section 8 does not apply) or otherwise, the Conversion Price in effect immediately prior to such action shall be adjusted by multiplying such Conversion Price by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately before such event, and the denominator of which is the number of shares of Common Stock outstanding immediately after such event. An adjustment made pursuant to this Section 9(a) shall be given effect, upon payment of such a dividend or distribution, as of the record date for the determination of stockholders entitled to receive such dividend or distribution (on a retroactive basis) and in the case of a subdivision or combination shall become effective immediately as of the effective date thereof.

     (b)   In the event that the Corporation shall, at any time or from time to time while any of the Convertible Perpetual Preferred Shares are outstanding, issue to holders of shares of Common Stock as a dividend or distribution, including by way of a reclassification of shares or a recapitalization of the Corporation, any right or warrant to purchase shares of Common Stock (but not including as such a right or warrant any security convertible into or exchangeable for shares of Common Stock) at a purchase price per share less than the Fair Market Value (as hereinafter defined) of a share of Common Stock on the date of issuance of such right or warrant, then, subject to the provisions of Sections 9(e) and (f), the Conversion Price shall be adjusted by multiplying such Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock which could be purchased at the Fair Market Value of a share of Common Stock at the time of such issuance for the maximum aggregate consideration payable upon exercise in full of all such rights or warrants, and the denominator of which shall be the number of shares of Common Stock outstanding immediately before such issuance of rights or warrants plus the number of shares of Common Stock that could be acquired upon exercise in full of all such rights and warrants.

     (c)   In the event the Corporation shall, at any time or from time to time while any of the Convertible Perpetual Preferred Shares are outstanding, issue, sell or exchange shares of Common Stock (other than pursuant to any right or warrant to purchase or acquire shares of Common Stock (including as such a right or warrant any security convertible into or exchangeable for shares of Common Stock) and other than pursuant to any employee or director incentive or benefit plan or arrangement, including any employment, severance or consulting agreement, of the Corporation or any subsidiary of the Corporation heretofore or hereafter adopted) for a consideration having a Fair Market Value, on the date of such issuance, sale or exchange, less than the Fair Market Value of such shares on the date of issuance, sale or exchange, then, subject to the provisions of Sections 9(e) and (f), the Conversion Price shall be adjusted by multiplying such Conversion Price by a fraction the numerator of which shall be the sum of (i) the Fair Market Value of all the shares of Common Stock outstanding on the day immediately preceding the first public announcement of such issuance, sale or exchange plus (ii) the Fair Market Value of the consideration received by the Corporation in respect of such issuance, sale or exchange of shares of Common Stock, and the denominator of which shall be the product of (a) the Fair Market Value of a share of Common Stock on the day immediately preceding the first public announcement of such issuance, sale or exchange multiplied by (b) the sum of the number of shares of Common Stock outstanding on such day plus the number of shares of Common Stock so issued, sold or exchanged by the Corporation. In the event the Corporation shall, at any time or from time to time while any Convertible Perpetual Preferred Shares are outstanding, issue, sell or exchange any right or warrant to purchase or acquire shares of Common Stock (including as such a right or warrant any security convertible into or exchangeable for shares of Common Stock), other than any such issuance to holders of shares of Common Stock as a dividend or distribution (including by way of a reclassification of shares or a recapitalization of the Corporation) and other than pursuant to any employee or director incentive or benefit plan or arrangement (including any employment, severance or consulting agreement) of the Corporation or any subsidiary of the Corporation heretofore or hereafter adopted, for a consideration having a Fair Market Value, on the date of such issuance, sale or exchange, less than the Non-Dilutive Amount (as hereinafter defined), then, subject to the provisions of Sections 9(e) and (f), the Conversion Price shall be adjusted by multiplying such Conversion Price by a fraction the numerator of which shall be the sum of (I) the Fair Market Value of all the shares of Common Stock outstanding on the day immediately preceding the first public announcement of such issuance, sale or exchange plus (II) the Fair Market Value of the consideration received by the Corporation in respect of such issuance, sale or exchange of such right or warrant plus (III) the Fair Market Value at the time of such issuance of the consideration which the Corporation would receive upon exercise in full of all such rights or warrants, and the denominator of which shall be the product of (i) the Fair Market Value of a share of Common Stock on the day immediately preceding the first public announcement of such issuance, sale or exchange multiplied by (ii) the sum of the number of shares of Common Stock outstanding on such day plus the maximum number of shares of Common Stock which could be acquired pursuant to such right or warrant at the time of the issuance, sale or exchange of such right or warrant (assuming shares of Common Stock could be acquired pursuant to such right or warrant at such time).

     (d)   In the event the Corporation shall, at any time or from time to time while any of the Convertible Perpetual Preferred Shares are outstanding, make an Extraordinary Distribution (as hereinafter defined) in respect of the Common Stock, whether by dividend, distribution, reclassification of shares or recapitalization of the Corporation (including a recapitalization or reclassification effected by a merger or consolidation to which Section 8 does not apply) or effect a Pro Rata Repurchase (as hereinafter defined) of Common Stock, the Conversion Price in effect immediately prior to such Extraordinary Distribution or Pro Rata Repurchase shall, subject to Sections 9(e) and (f), be adjusted by multiplying such Conversion Price by the fraction, the numerator of which is the difference between (i) the product of (x) the number of shares of Common Stock outstanding immediately before such Extraordinary Distribution or Pro Rata Repurchase multiplied by (y) the Fair Market Value of a share of Common Stock on the day before the ex-dividend date with respect to an Extraordinary Distribution which is paid in cash and on the distribution date with respect to an Extraordinary Distribution which is paid other than in cash, or on the applicable expiration date (including all extensions thereof) of any tender offer which is a Pro Rata Repurchase, or on the date of purchase with respect to any Pro Rata Repurchase which is not a tender offer, as the case may be, and (ii) the Fair Market Value of the Extraordinary Distribution minus the aggregate amount of regularly scheduled quarterly dividends declared by the Board and paid by the Corporation in the twelve months immediately preceding such Extraordinary Distribution or the aggregate purchase price of the Pro Rata Repurchase, as the case may be, and the denominator of which shall be the product of (a) the number of shares of Common Stock outstanding immediately before such Extraordinary Dividend or Pro Rata Repurchase minus, in the case of a Pro Rata Repurchase, the number of shares of Common Stock repurchased by the Corporation multiplied by (b) the Fair Market Value of a share of Common Stock on the day before the ex-dividend date with respect to an Extraordinary Distribution which is paid in cash and on the distribution date with respect to an Extraordinary Distribution which is paid other than in cash, or on the applicable expiration date (including all extensions thereof) of any tender offer which is a Pro Rata Repurchase or on the date of purchase with respect to any Pro Rata Repurchase which is not a tender offer, as the case may be. The Corporation shall send each holder of Convertible Perpetual Preferred Shares (i) notice of its intent to make any dividend or distribution and (ii) notice of any offer by the Corporation to make a Pro Rata Repurchase, in each case at the same time as, or as soon as practicable after, such offer is first communicated (including by announcement of a record date in accordance with the rules of any stock exchange on which the Common Stock is listed or admitted to trading) to holders of Common Stock. Such notice shall indicate the intended record date and the amount and nature of such dividend or distribution, or the number of shares subject to such offer for a Pro Rata Repurchase and the purchase price payable by the Corporation pursuant to such offer, as well as the Conversion Price and the number of shares of Common Stock into which a Convertible Perpetual Preferred Share may be converted at such time.

     (e)   Notwithstanding any other provision of this Section 9, the Corporation shall not be required to make any adjustment to the Conversion Price unless such adjustment would require an increase or decrease of at least one percent (1%) in the Conversion Price. Any lesser adjustment shall be carried forward and shall be made no later than the time of, and together with, the next subsequent adjustment which, together with any adjustment or adjustments so carried forward, shall amount to an increase or decrease of at least one percent (1%) in the Conversion Price.

     (f)   If the Corporation shall make any dividend or distribution on the Common Stock or issue any Common Stock, other capital stock or other security of the Corporation or any rights or warrants to purchase or acquire any such security, which transaction does not result in an adjustment to the Conversion Price pursuant to the foregoing provisions of this Section 9, the Board shall consider whether such action is of such a nature that an adjustment to the Conversion Price should equitably be made in respect of such transaction. If in such case the Board determines that an adjustment to the Conversion Price should be made, an adjustment shall be made effective as of such date, as determined by the Board. The determination of the Board as to whether an adjustment to the Conversion Price should be made pursuant to the foregoing provisions of this Section 9(f), and, if so, as to what adjustment should be made and when, shall be final and binding on the Corporation and all shareholders of the Corporation. The Corporation shall be entitled to make such additional adjustments in the Conversion Price, in addition to those required by the foregoing provisions of this Section 9, as shall be necessary in order that any dividend or distribution in shares of capital stock of the Corporation, subdivision, reclassification or combination of shares of stock of the Corporation or any recapitalization of the Corporation shall not be taxable to the holders of the Common Stock.

     (g)   The following definitions shall apply herein:

"Business Day" shall mean each day that is not a Saturday, Sunday or a day on which state or federally chartered banking institutions in New York are not required to be open.

"Current Market Price" of publicly traded shares of Common Stock or any other class of capital stock or other security of the Corporation or any other issuer for any day shall mean the last reported sales price, regular way, or, in the event that no sale takes place on such day, the average of the reported closing bid and asked prices, regular way, in either case as reported on the New York Stock Exchange Composite Tape or, if such security is not listed or admitted to trading on the New York Stock Exchange, on the principal national securities exchange on which such security is listed or admitted to trading or, if not listed or admitted to trading on any national securities exchange, on the NASDAQ National Market System or, if such security is not quoted on such National Market System, the average of the closing bid and asked prices on each such day in the over-the-counter market as reported by NASDAQ or, if bid and asked prices for such security on each such day shall not have been reported through NASDAQ, the average of the bid and asked prices for such day as furnished by any New York Stock Exchange member firm regularly making a market in such security selected for such purpose by the Board of Directors of the Corporation or a committee thereof.

"Extraordinary Distribution" shall mean any dividend or other distribution to holders of Common Stock (effected while any of the Convertible Perpetual Preferred Shares are outstanding) (i) of cash, where the aggregate amount of such cash dividend or distribution together with the amount of all cash dividends and distributions made during the preceding period of 12 months, when combined with the aggregate amount of all Pro Rata Repurchases (for this purpose, including only that portion of the aggregate purchase price of such Pro Rata Repurchase which is in excess of the Fair Market Value of the Common Stock repurchased as determined on the Business Day immediately following the applicable expiration date (including all extensions thereof) of any tender offer or exchange offer which is a Pro Rata Repurchase, or the date of purchase with respect to any other Pro Rata Repurchase which is not a tender offer or exchange offer made during such period), exceeds ten percent (10%) of the aggregate Fair Market Value of all shares of Common Stock outstanding on the day before the ex-dividend date with respect to such Extraordinary Distribution which is paid in cash and on the distribution date with respect to an Extraordinary Distribution which is paid other than in cash, and/or (ii) of any shares of capital stock of the Corporation (other than shares of Common Stock), other securities of the Corporation (other than securities of the type referred to in Section 9(b) or (c)), evidences of indebtedness of the Corporation or any other person or any other property (including shares of any subsidiary of the Corporation) or any combination thereof. The Fair Market Value of an Extraordinary Distribution for purposes of Section 9(d) shall be equal to the sum of the Fair Market Value of such Extraordinary Distribution plus the amount of any cash dividends which are not Extraordinary Distributions made during such 12-month period and not previously included in the calculation of an adjustment pursuant to Section 9(d).

"Fair Market Value" shall mean, as to shares of Common Stock or any other class of capital stock or securities of the Corporation or any other issuer which are publicly traded, (i) for purposes of Sections 6 and 7, the Current Market Price on the date as of which the Fair Market Value is to be determined, and (ii) for all other purposes hereof, the average of the Current Market Prices of such shares or securities for each day of the Adjustment Period.

"Adjustment Period" shall mean the period of five (5) consecutive trading days preceding, and including, the date as of which the Fair Market Value of a security is to be determined. The Fair Market Value of any security which is not publicly traded (other than the Convertible Perpetual Preferred Shares) or of any other property shall mean the fair value thereof as determined by an independent investment banking or appraisal firm experienced in the valuation of such securities or property selected in good faith by the Board or a committee thereof, or, if no such investment banking or appraisal firm is in the good faith judgment of the Board or such committee available to make such determination, as determined in good faith by the Board or such committee.

"Non-Dilutive Amount" in respect of an issuance, sale or exchange by the Corporation of any right or warrant to purchase or acquire shares of Common Stock (including any security convertible into or exchangeable for shares of Common Stock) shall mean the difference between (i) the product of the Fair Market Value of a share of Common Stock on the day preceding the first public announcement of such issuance, sale or exchange multiplied by the maximum number of shares of Common Stock which could be acquired on such date upon the exercise in full of such rights and warrants (including upon the conversion or exchange of all such convertible or exchangeable securities), whether or not exercisable (or convertible or exchangeable) at such date, and (ii) the aggregate amount payable pursuant to such right or warrant to purchase or acquire such maximum number of shares of Common Stock; provided, however, that in no event shall the Non-Dilutive Amount be less than zero. For purposes of the foregoing sentence, in the case of a security convertible into or exchangeable for shares of Common Stock, the amount payable pursuant to a right or warrant to purchase or acquire shares of Common Stock shall be the Fair Market Value of such security on the date of the issuance, sale or exchange of such security by the Corporation.

"Pro Rata Repurchase" shall mean any purchase of shares of Common Stock by the Corporation or any subsidiary thereof, whether for cash, shares of capital stock of the Corporation, other securities of the Corporation, evidences of indebtedness of the Corporation or any other person or any other property (including shares of a subsidiary of the Corporation), or any combination thereof, effected while any of the Convertible Perpetual Preferred Shares are outstanding, pursuant to any tender offer or exchange offer subject to Section 13(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any successor provision of law, or pursuant to any other offer available to substantially all holders of Common Stock; provided, however, that no purchase of shares by the Corporation or any subsidiary thereof made in open market transactions shall be deemed a Pro Rata Repurchase. For purposes of this Section 9(g), shares shall be deemed to have been purchased by the Corporation or any subsidiary thereof "in open market transactions" if they have been purchased substantially in accordance with the requirements of Rule 10b-18 as in effect under the Exchange Act on July 21, 1989, or on such other terms and conditions as the Board or a committee thereof shall have determined are reasonably designed to prevent such purchases from having a material effect on the trading market for the Common Stock.

     (h)   Whenever an adjustment to the Conversion Price and the related voting rights of the convertible Perpetual Preferred Shares is required hereunder, the Corporation shall forthwith place on file with the transfer agent for the Common Stock and the Convertible Perpetual Preferred Shares, and with the Secretary of the Corporation, a statement signed by two officers of the Corporation stating the adjusted Conversion Price determined as provided herein and the resulting conversion ratio, and the voting rights (as appropriately adjusted), of the Convertible Perpetual Preferred Shares. Such statement shall set forth in reasonable detail such facts as shall be necessary to show the reason and the manner of computing such adjustment, including any determination of Fair Market Value involved in such computation. Promptly after each adjustment to the Conversion Price and the related voting rights of the Convertible Perpetual Preferred Shares, the Corporation shall mail a notice thereof and of the then prevailing conversion ratio to each holder of Convertible Perpetual Preferred Shares.

Section 10.   Ranking; Attributable Capital and Adequacy of Surplus; Retirement of Shares.   (a) The Convertible Perpetual Preferred Shares shall rank senior to the Common Stock as to the payment of dividends and the distribution of assets on liquidation, dissolution and winding-up of the Corporation, and, unless otherwise provided in the Restated Certificate of Incorporation of the Corporation, as the same may be amended, or a Certificate of Designations relating to a subsequent series of Preferred Stock, no par value per share, of the Corporation, the Convertible Perpetual Preferred Shares shall rank junior to all series of the Corporation's Preferred Stock, no par value per share, as to the payment of dividends and the distribution of assets on liquidation, dissolution or winding-up.

     (b)   In addition to any vote of stockholders required by law or by Section 3(b), the vote of the holders of a majority of the outstanding Convertible Perpetual Preferred Shares shall be required to increase the par value of the Common Stock or otherwise increase the capital of the Corporation allocable to the Common Stock for the purpose of the General Corporation Law if, as a result thereof, the surplus of the Corporation for purposes of the General Corporation Law would be less than the amount of Convertible Perpetual Preferred Dividends that would accrue on the then outstanding Convertible Perpetual Preferred Shares during the following three years.

     (c)   Any Convertible Perpetual Preferred Shares acquired by the Corporation by reason of the conversion or redemption of such shares as provided by Sections 5, 6, 7 and 8, or otherwise so acquired, shall be retired as Convertible Perpetual Preferred Shares and restored to the status of authorized but unissued shares of Preferred Stock, no par value per share, of the Corporation, undesignated as to series, and may thereafter be reissued as part of a new series of such Preferred Stock as permitted by law.

Section 11.   Miscellaneous.   (a) All notices referred to in Sections 4, 5, 6, 7, 8 and 9 shall be in writing, and all notices hereunder shall be deemed to have been given upon the earlier of delivery thereof if by hand delivery, by courier or by standard form of telecommunication or three (3) Business Days after the mailing thereof if sent by registered mail (unless first-class mail shall be specifically permitted for such notice under the terms of Sections 4 and 6) with postage prepaid, addressed: (i) if to the Corporation, to its office at 235 East 42nd Street, New York, N.Y. 10017 (Attention: Secretary), or to the transfer agent for the Convertible Perpetual Preferred Shares, or other agent of the Corporation designated as permitted by Section 2 or (ii) if to any holder of the Convertible Perpetual Preferred Shares or Common Stock, as the case may be, to such holder at the address of such holder as listed in the stock record books of the Corporation (which may include the records of any transfer agent for the Convertible Perpetual Preferred Shares or Common Stock, as the case may be) or (iii) to such other address as the Corporation or any such holder, as the case may be, shall have designated by notice similarly given.

     (b)   The term "Common Stock" as used herein and in Sections 1, 3, 4, 5, 6, 7, 8, 9 and 10 means the Corporation's Common Stock, par value $0.05 per share, as the same exists at the date of filing of a Certificate of Designations relating to Convertible Perpetual Preferred Shares or any other class of stock resulting from successive changes or reclassifications of such Common Stock consisting solely of changes in par value, or from par value to no par value, or from no par value to par value. In the event that, at any time as a result of an adjustment made pursuant to Section 9, the holder of any Convertible Perpetual Preferred Shares upon thereafter surrendering such shares for conversion, shall become entitled to receive any shares or other securities of the Corporation other than shares of Common Stock, the Conversion Price in respect of such other shares or securities so receivable upon conversion of Convertible Perpetual Preferred Shares shall thereafter be adjusted, and shall be subject to further adjustment from time to time, in a manner and on terms as nearly equivalent as practicable to the provisions with respect to Common Stock contained in Section 9, and the provisions of Sections 1 through 8, 10 and 11 with respect to the Common Stock shall apply on like or similar terms to any such other shares or securities.

     (c)   The Corporation shall pay any and all stock transfer and documentary stamp taxes that may be payable in respect of any issuance or delivery of Convertible Perpetual Preferred Shares or shares of Common Stock or other securities issued on account of Convertible Perpetual Preferred Shares pursuant hereto or certificates representing such shares or securities. The Corporation shall not, however, be required to pay any such tax which may be payable in respect of any transfer involved in the issuance or delivery of Convertible Perpetual Preferred Shares or Common Stock or other securities in a name other than that in which the Convertible Perpetual Preferred Shares with respect to which such shares or other securities are issued or delivered were registered, or in respect of any payment to any person with respect to any such shares or securities other than a payment, to the registered holder thereof, and shall not be required to make any such issuance, delivery or payment unless and until the person otherwise entitled to such issuance, delivery or payment has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid or is not payable.

     (d)   In the event that a holder of Convertible Perpetual Preferred Shares shall not by written notice designate the name in which shares of Common Stock to be issued upon conversion of such shares should be registered or to whom payment upon redemption of Convertible Perpetual Preferred Shares should be made or the addresses to which the certificate or certificates representing such shares, or such payment, should be sent, the Corporation shall be entitled to register such shares and make such payment, in the name of the holder of such Convertible Perpetual Preferred Shares as shown on the records of the Corporation and to send the certificate or certificates representing such shares, or such payment, to the address of such holder shown on the records of the Corporation.

     (e)   Unless otherwise provided in the Restated Certificate of Incorporation, as the same may be amended, of the Corporation, all payments in the form of dividends, distributions on voluntary or involuntary dissolution, liquidation or winding-up or otherwise made upon the Convertible Perpetual Preferred Shares and any other stock ranking on a parity with the Convertible Perpetual Preferred Shares with respect to such dividend or distribution shall be pro rata, so that amounts paid per Convertible Perpetual Preferred Share and such other stock shall in all cases bear to each other the same ratio that the required dividends, distributions or payments, as the case may be, then payable per share on the Convertible Perpetual Preferred Share and such other stock bear to each other.

     (f)   Any determination required or permitted to be made by the Board hereunder may be made by a committee appointed by the Board which need not include members of the Board.

     (g)   The Corporation may appoint, and from time to time discharge and change, a transfer agent for the Convertible Perpetual Preferred Shares. Upon any such appointment or discharge of a transfer agent, the Corporation shall send notice thereof by hand delivery, by courier, by standard form of telecommunication or by first-class mail (postage prepaid), to each holder of record of Convertible Perpetual Preferred Shares.

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES
	Three Months Ended March 30, 2003

		Year Ended December 31,
(in millions, except ratios)		2002	2001	2000	1999	1998

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$3,224	$11,796	$ 9,984	$5,501	$6,945	$4,397
Less:
Minority interests	--	6	14	13	5	2
Adjusted income	3,224	11,790	9,970	5,488	6,940	4,395
Fixed charges	79	365	359	478	463	334
Total earnings as defined	$3,303	$12,155	$10,329	$5,966	$7,403	$4,729
	======	=======	=======	======	======	======
Fixed charges:
Interest expense(a)	$ 51	$ 251	$ 266	$ 381	$ 364	$ 251
Rents(b)	28	114	93	97	99	83

Fixed charges	79	365	359	478	463	334

Capitalized interest	6	28	56	46	40	26

Total fixed charges	$ 85 ======	$ 393 =======	$ 415 =======	$ 524 ======	$ 503 ======	$ 360 ======

Ratio of earnings to fixed charges	38.9	30.9	24.9	11.4	14.7	13.1
	======	=======	=======	======	======	======

All financial data for 2003, 2002, 2001 and 2000 reflect our confectionery, shaving and fish-care products businesses as well as the Estrostep, Loestrin and femhrt women's health product lines as discontinued operations. We have not restated periods prior to 2000 for these discontinued operations because the data are not available. After we reorganized our financial systems due to the merger with Warner-Lambert Company, the level of detail necessary to develop financial information for these discontinued operations for periods prior to 2000 was no longer available.

(a)	Interest expense includes amortization of debt discount and expenses.
(b)	Rents included in the computation consist of one-third of rental expense which we believe to be a conservative estimate of an interest factor in our leases, which are not material.

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 14, 2003, included within the Quarterly Report on Form 10-Q of Pfizer Inc for the quarter ended March 30, 2003, in the following Registration Statements:

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

- Form S-8 dated June 19, 2000 (File No. 333-39610),

- Form S-3 dated October 20, 2000 (File No. 333-48382),

- Form S-8 dated April 27, 2001 (File No. 333-59660),

- Form S-8 dated April 27, 2001 (File No. 333-59654),

- Form S-3 dated October 30, 2002 (File No. 333-100853),

- Form S-8 dated April 16, 2003 (File No. 333-98105),

- Form S-8 dated April 16, 2003 (File No. 333-104581), and

- Form S-8 dated April 16, 2003 (File No. 333-104582)

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
May 14, 2003

Exhibit 99.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended March 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
May 14, 2003

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to Pfizer Inc. and will be retained by Pfizer Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 99.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, David L. Shedlarz, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended March 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ David L. Shedlarz
David L. Shedlarz
Executive Vice President and Chief Financial Officer
May 14, 2003

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to Pfizer Inc. and will be retained by Pfizer Inc. and furnished to the Securities and Exchange Commission or its staff upon request.