Form 10-Q
period 2003-06-29
PFIZER INC
filed 2003-08-13
CIK 78003

STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

YES    X            NO

At August 11, 2003, 7,786,223,406 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
June 29, 2003

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statement of Operations for the three months and six months ended June 29, 2003 and June 30, 2002	3

Condensed Consolidated Balance Sheet at June 29, 2003 and December 31, 2002	4

Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2003 and June 30, 2002	5

Notes to Condensed Consolidated Financial Statements	6

Independent Accountants' Review Report	23

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4.

Disclosure Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	48

Item 6.

Exhibits and Reports on Form 8-K	51

Signature	52

Certifications	55

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions of dollars, except per common share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	$9,993	$7,296	$18,518	$15,044

Costs and expenses:
Cost of sales	2,027	902	3,093	1,842
Selling, informational and administrative expenses	3,773	2,662	6,518	5,207
Research and development expenses	1,717	1,239	2,935	2,420
Merger-related in-process research and development charge	5,130	--	5,130	--
Merger-related costs	285	164	377	273
Other (income)/deductions-net	466	(44)	647	(131)

Income/(loss) from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	(3,405)	2,373	(182)	5,433

Provision for taxes on income	270	480	1,035	1,228

Minority interests	(1)	--	(2)	--

Income/(loss) from continuing operations before cumulative effect of change in accounting principles	(3,674)	1,893	(1,215)	4,205

Discontinued operations:
Income from operations of discontinued businesses/product lines-net of tax	--	64	33	125
Gains on sales of discontinued businesses/product lines-net of tax	83	--	2,285	--

Discontinued operations-net of tax	83	64	2,318	125

Income/(loss) before cumulative effect of change in accounting principles	(3,591)	1,957	1,103	4,330

Cumulative effect of change in accounting principles-net of tax	--	--	(30)	(410)

Net income/(loss)	$(3,591)	$1,957	$1,073	$3,920

Earnings/(loss) per common share - Basic:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$(.49)	$.30	$(.18)	$.68
Discontinued operations:
Income from operations of discontinued businesses/product lines-net of tax	--	.01	--	.02
Gains on sales of discontinued businesses/product lines-net of tax	.01	--	.34	--
Discontinued operations-net of tax	.01	.01	.34	.02
Income/(loss) before cumulative effect of change in accounting principles	(.48)	.31	.16	.70
Cumulative effect of change in accounting principles-net of tax	--	--	--	(.07)
Net income/(loss)	$(.48)	$.31	$.16	$.63

Earnings/(loss) per common share - Diluted:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$(.49)	$.30	$(.18)	$.67
Discontinued operations:
Income from operations of discontinued businesses/product lines-net of tax	--	.01	--	.02
Gains on sales of discontinued businesses/product lines-net of tax	.01	--	.34	--
Discontinued operations-net of tax	.01	.01	.34	.02
Income/(loss) before cumulative effect of change in accounting principles	(.48)	.31	.16	.69
Cumulative effect of change in accounting principles-net of tax	--	--	--	(.07)
Net income/(loss)	$(.48)	$.31	$.16	$.62

Weighted average shares used to calculate earnings/(loss) per common share:
Basic	7,453.4	6,185.1	6,777.4	6,195.3

Diluted	7,453.4	6,271.3	6,777.4	6,291.2

Cash dividends paid per common share	$.15	$.13	$.30	$.26

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBISIDARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in millions)	June 29, 2003*	Dec. 31, 2002**
ASSETS
Current Assets
Cash and cash equivalents	$2,190	$1,878
Short-term investments	13,767	10,673
Accounts receivable, less allowance for doubtful accounts: $198 and $122	8,808	5,785
Short-term loans	234	399
Inventories
Finished goods	1,741	1,133
Work in process	2,992	1,142
Raw materials and supplies	2,000	403
Total inventories	6,733	2,678
Prepaid expenses and taxes	3,012	1,797
Assets of discontinued businesses held for sale	--	1,571
Total current assets	34,744	24,781
Long-term loans and investments	6,086	5,161
Property, plant and equipment, less accumulated depreciation: $6,243 and $5,431	18,279	10,712
Goodwill	22,724	1,200
Identifiable intangible assets, net	36,813	921
Other assets, deferred taxes and deferred charges	5,612	3,581
Total assets	$124,258	$46,356

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $123 and $256	$8,214	$8,669
Accounts payable	2,121	1,620
Dividends payable	1,207	926
Income taxes payable	3,862	2,231
Accrued compensation and related items	1,420	1,084
Other current liabilities	5,333	3,448
Liabilities of discontinued businesses held for sale	--	577
Total current liabilities	22,157	18,555
Long-term debt	6,710	3,140
Postretirement benefit obligation other than pension plans	1,356	623
Deferred taxes on income	15,933	364
Other noncurrent liabilities	7,820	3,724
Total liabilities	53,976	26,406

Shareholders' Equity
Preferred stock	239	--
Common stock	434	341
Additional paid-in capital	65,885	9,368
Retained earnings	28,923	30,243
Accumulated other comprehensive expense	(616)	(1,875)
Employee benefit trust	(1,862)	(1,786)
Treasury stock, at cost	(22,721)	(16,341)

Total shareholders' equity	70,282	19,950
Total liabilities and shareholders' equity	$124,258	$46,356

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in millions)	June 29, 2003	June 30, 2002

Operating Activities:
Net income	$1,073	$3,920
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Cumulative effect of change in accounting principles	30	410
Income from operations of discontinued businesses	(33)	(125)
Depreciation and amortization	1,222	486
Merger-related in-process research and development charge	5,130	--
Charge for fair value mark-up of acquired inventory	408	--
Charges to write-down investments	8	--
Gains on sales of discontinued businesses and product lines	(2,285)	--
Gains on sales of products	(76)	(20)
Other	38	(44)
Changes in assets and liabilities (net of business acquired)	(1,059)	(636)

Net cash provided by continuing operating activities	4,456	3,991

Investing Activities
Purchases of property, plant and equipment	(1,204)	(801)
Purchases of short-term investments	(8,323)	(7,161)
Proceeds from redemptions of short-term investments	6,805	4,704
Purchases of long-term investments	(843)	(1,338)
Proceeds from redemptions of long-term investments	--	1,800
Purchases of other assets	(308)	(310)
Proceeds from sales of other assets	189	124
Proceeds from the sales of businesses and product lines	5,587	5
Cash acquired through acquisition of Pharmacia	1,789	--
Other investment activities	141	74

Net cash provided by/(used in) investing activities	3,833	(2,903)

Financing Activities:
Increase in short-term borrowings	189	2,090
Principle payments on short-term borrowings	(718)	(441)
Proceeds from issuances of long-term borrowings	621	599
Principle payments on long-term debt	(274)	(6)
Proceeds from common stock issuances	55	35
Purchases of common stock	(6,422)	(1,996)
Cash dividends paid	(2,089)	(1,594)
Stock option transactions and other	670	297

Net cash used in financing activities	(7,968)	(1,016)
Net cash provided by discontinued operations	14	87
Effect of exchange-rate changes on cash and cash equivalents	(23)	1
Net increase in cash and cash equivalents	312	160
Cash and cash equivalents at beginning of period	1,878	1,036

Cash and cash equivalents at end of period	$2,190	$1,196

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,115	$609
Interest	184	122
Non-cash transactions:
Issuance of common stock, preferred stock and stock options related to acquisition of Pharmacia, net of transaction costs	$55,872	$--

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDTED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 25, 2003 and May 26, 2002. We made certain reclassifications to the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.

On April 16, 2003, we completed our acquisition of Pharmacia Corporation (Pharmacia) in a stock for stock transaction accounted for under the purchase method of accounting - see note 2, "Pharmacia Acquisition". As of the date of acquisition, April 16, 2003, the Pharmacia assets acquired and liabilities assumed, as well as results of Pharmacia's operations as of and for the three- and six-month periods ended June 29, 2003, are included in our condensed consolidated financial statements. About 1 1/2 months of results of operations of Pharmacia's international operations and about 2 1/2 months of results of operations of Pharmacia's U.S. operations are included in our condensed consolidated financial statements for the three and six-month periods ended June 29, 2003.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with:

  consolidated financial statements and accompanying notes included in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2002;
  consolidated financial statements and accompanying notes included in Pharmacia's Annual Report on Form 10-K for the year ended December 31, 2002; and
  unaudited pro forma condensed combined financial statements and accompanying notes as of and for the year ended December 31, 2002 included in Pfizer's Current Report on Form 8-K/A dated June 30, 2003.

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

The weighted-average fair value per stock option granted was $7.77 for the three months ended June 29, 2003, $12.58 for the three months ended June 30, 2002, $7.35 for the six months ended June 29, 2003 and $12.58 for the six months ended June 30, 2002. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. The Black-Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor the restrictions on trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted considerations of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Expected dividend yield	3.23%	1.90%	3.15%	1.90%
Risk-free interest rate	2.86%	4.35%	2.75%	4.35%
Expected stock price volatility	33.41%	32.41%	33.05%	32.41%
Expected term until exercise (years)	5.74	5.30	5.58	5.30

The following table summarizes our results for the three months and six months ended June 29, 2003 and June 30, 2002 as if we had recorded compensation expense for the options grants:

	Three Months Ended		Six Months Ended
(millions of dollars, except per common share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income/(loss) available to common shareholders used in the calculation of basic earnings/(loss) per common share:
As reported under GAAP*	$(3,593)	$1,957	$1,071	$3,920
Compensation expense	(139)	(128)	(251)	(220)
Pro forma	$(3,732)	$1,829	$820	$3,700

Basic earnings/(loss) per common share:
As reported under GAAP*	$(.48)	$.31	$.16	$.63
Compensation expense	(.02)	(.01)	(.04)	(.03)
Pro forma	$(.50)	$.30	$.12	$.60

Net income/(loss) available to common shareholders used in the calculation of diluted earnings/(loss) per common share:
As reported under GAAP*	$(3,592)	$1,957	$1,072	$3,920
Compensation expense	(139)	(128)	(251)	(220)
Pro forma	$(3,731)	$1,829	$821	$3,700

Diluted earnings/(loss) per common share:
As reported under GAAP*	$(.48)	$.31	$.16	$.62
Compensation expense	(.02)	(.02)	(.04)	(.03)
Pro forma	$(.50)	$.29	$.12	$.59

*

Includes stock based compensation expense, net of related tax effects, of $29 million for the six months ended June 29, 2003 ($20 million for the three months ended June 29, 2003) and $15 million for the six months ended June 30, 2002 ($2 million income for the three months ended June 30, 2002).

Net income/(loss) available to common shareholders used in the calculation of basic earnings/(loss) per common share represents net income/(loss) reduced by preferred stock dividends-net of tax. Net income/(loss) available to common shareholders used in the calculation of diluted earnings/(loss) per common share represents net income/(loss) reduced by the incremental contribution to the Employee Stock Ownership Plan (ESOP), acquired as part of the Pharmacia acquisition.

Note 2:  Pharmacia Acquisition

On April 16, 2003, Pfizer acquired Pharmacia for a purchase price of approximately $56 billion, which includes Pfizer common stock valued at $54.2 billion, options on Pfizer common stock valued at $1.1 billion, Pfizer convertible perpetual preferred stock valued at $.5 billion, and vested share awards valued at $.1 billion, as well as transaction costs of $90 million.

The fair value of Pfizer common stock was derived using an average market price per share of Pfizer common stock of $29.81, which was based on Pfizer's average stock price for the period two days before through two days after the terms of the acquisition were agreed to and announced on July 15, 2002.

Under the terms of the merger agreement, each outstanding share of Pharmacia common stock was exchanged for 1.4 shares of Pfizer common stock in a tax-free transaction. Each share of Pharmacia Series C convertible perpetual preferred stock was exchanged for a newly created class of Pfizer Series A convertible perpetual preferred stock with rights substantially identical to the rights of the Pharmacia Series C convertible perpetual preferred stock.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Pharmacia are recorded at the date of acquisition, at their respective fair values. Financial statements and reported results of operations of Pfizer issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of Pharmacia.

The following is an estimate of the purchase price for Pharmacia, as of April 16, 2003:

Common Stock
Number of shares of Pharmacia common stock outstanding as of April 16, 2003 (in thousands)	1,298,157
Exchange ratio	1.4
	1,817,420
Multiplied by Pfizer's average stock price for the period two days before through two days after the July 15, 2002 announcement of the merger agreement	$29.81	$54,177 million

Preferred Stock
Number of shares of Pharmacia Series B preferred stock to be exchanged for substantially similar Pharmacia Series C preferred stock, outstanding and convertible into common stock as of April 16, 2003	6,028.931
Conversion feature	1,839.19
Number of shares of Pharmacia common stock issuable upon conversion (in thousands)	11,088.350
Exchange ratio	1.4
	15,523.690
Multiplied by Pfizer's average stock price for the period two days before through two days after the July 15, 2002 announcement of the merger agreement	$29.81	463 million

Stock Options

Estimated fair value of 180,068 Pfizer stock options (in thousands) to be issued as of April 16, 2003 in exchange for 128,906 Pharmacia outstanding stock options (in thousands), calculated using the Black-Scholes option pricing model, modified for dividends, with model assumptions estimated as of April 16, 2003 and a Pfizer stock price of $29.81, which represented the average stock price for the period two days before through two days after the July 15, 2002 announcement of the merger agreement

		1,102 million

Vested Share Award Programs

Share awards became fully vested in connection with the acquisition.  The fair value of unissued shares of fully vested awards is based on the same exchange ratio as the common stock and a Pfizer stock price of $29.81.  Awards can be settled in cash or shares, at the election of the program participant

		130 million

Other transaction costs		90 million

Total estimated purchase price		$55,962 million

The above purchase price has been preliminarily allocated based on an estimate of the fair value of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date in accordance with GAAP. To the extent that our estimates need to be adjusted, we will do so.

(in millions)

Estimated book value of net assets acquired	$8,684

Adjusted for write-off of existing goodwill and other intangible assets	1,448
Adjusted estimated book value of net assets acquired	7,236
Remaining allocation:
Increase inventory to fair value (a)	1,608
Increase long-term investments to fair value (b)	40
Increase property, plant and equipment to fair value (c)	811
Record in-process research and development charge (d)	5,130
Record identifiable intangible assets (e)	36,506
Increase long-term debt to fair value	(370)
Increase benefit plan liabilities to fair value (f)	(1,509)
Increase other noncurrent liabilities to fair value (g)	(249)
Restructuring costs incurred through June 29, 2003 (h)	(767)
Deferred taxes (i)	(13,933)
Goodwill (j)	21,459
Estimated purchase price	$55,962

(a) Components of the increase to fair value for acquired inventory is as follows:

(in millions)
Finished goods	$362
Work in process	977
Reversal of LIFO Reserve	269
Total	$1,608

We will conform Pharmacia inventory valuation methods to Pfizer's methodology, and as such, will no longer use the LIFO method of inventory valuation for these inventories.

(b) Primarily related to one publicly-traded, equity-method investment adjusted to fair value. The basis for the valuation was the quoted market price from the Stockholm Exchange.

(c) Components of the increase to fair value for acquired property, plant and equipment is as follows:

(in millions)
Land	$(29)
Buildings	814
Machinery and equipment	26
Total	$811

(d) As required by Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (FIN 4), we recorded a charge of $5,130 million for the preliminary estimate of the portion of the purchase price allocated to acquired in-process research and development.

A project-by-project valuation using the guidance in SFAS No. 141, Business Combinations and the AICPA Practice Aid Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries (Practice Aid) is being performed by independent valuation specialists to determine the fair value of research and development projects of Pharmacia which were in-process, but not yet completed (In-Process Research and Development or IPR&D).

The fair value is determined using the income approach on a project-by-project basis. This method starts with a forecast of the expected future net cash flows.  These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the project's stage of completion and other risk factors. (These other risk factors can include the nature of the product, the scientific data associated with the technology, the current patent situation and market competition.)

The forecast of future cash flows required the following assumptions to be made:

  Revenue that is reasonably likely to result from specific in-process research and development projects, if they are successful, including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles.
  Cost of sales related to the potential products using historical data, industry data or other sources of market data.
  Sales and marketing expense using historical data, industry data or other sources of market data.
  General and administrative expenses.
  Research and development (R&D) expenses.

In addition, we considered:

  The project's stage of completion
  The costs incurred to date
  The projected costs to complete
  The contribution, if any, of Core Technology
  The projected launch date of the potential product
  The estimated life of the potential product.

To the extent that the IPR&D project is expected to utilize "Core Technology," the value of the in-process research and development project is reduced to reflect the contribution of this Core Technology associated with IPR&D.

Core Technology (associated with developed products and IPR&D) represents the technical processes, intellectual property, and institutional understanding that were acquired from Pharmacia with respect to products and/or processes that have been completed and that will aid in the development of future products or processes. Because this Core Technology will be used in current and future R&D projects, an estimate of their economic value has been capitalized.

However, there is normally a high degree of uncertainty about the future benefits of individual R&D projects, even those that leverage the benefits of Core Technology. At least annually, we will evaluate the Core Technology assets associated with IPR&D for impairment by reference to their expected ongoing utility to our future R&D projects. If that evaluation suggests that any of the Core Technology assets associated with IPR&D no longer have future value or that the future value has declined, the specific asset would be considered impaired and a write-off would become necessary. Given the high failure rate of R&D projects in the pharmaceutical industry, it is possible that some or all of these Core Technology assets associated with IPR&D will become impaired and consequently result in one or more significant write-offs in the future.

The valuations of all of these intangible assets are based on the information that is currently available to the company, and the expectations and assumptions that have been deemed reasonable by the company's management.  No assurance can be given, however, that the underlying assumptions used to estimate expected project revenues, development costs or profitability, or the events associated with such projects, will occur as projected.  For these reasons, among others, the actual results may vary from the projected results.

The final valuation and associated purchase price allocation is expected to be completed as soon as possible, but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

(e) Adjustment to record acquired intangible assets at fair value.  Intangible assets are included in Other assets, deferred taxes and deferred charges. A preliminary list of the acquired identifiable intangible assets is as follows:

a.        Completed technology

b.       Core technology including patents, patent applications and unpatented know-how/process

c.        Trademark/Brand names

d.       Customer lists/relationships

e.        Distribution agreements

f.         Supply agreements

The acquired identifiable intangible assets are attributable to the following categories:

	(in millions)	Useful Lives (years)

Product rights	$24,563	3 - 13
Brands (finite-lived assets)	141	40
Brands (indefinite-lived assets)	9,780
Core technology	1,220	3 - 20
Other (finite-lived assets)	233	2 - 20
Other (indefinite-lived assets)	569
Total	$36,506

(f) Adjust benefit plan liabilities to fair value.  Adjustment is included in Postretirement benefit obligation other than pension plans - $292 million and Other noncurrent liabilities - $1,217 million for pension obligations.

(g) Includes accruals for legal and environmental matters that we intend to resolve in a manner different from the manner Pharmacia had planned. Also includes accruals for unfavorable leases and for award programs which became fully vested in connection with the acquisition, as well as, the reversal of Pharmacia deferred income that no longer represents a performance obligation to third parties.

(h) Included in Other noncurrent liabilities are restructuring costs that impact goodwill.  These exit costs are associated with Pharmacia employees, assets or activities and were recorded as a liability in conjunction with recording the initial purchase of Pharmacia.

(i) Reflects the estimated tax effects of the acquisition, including a provision for taxes on unremitted earnings of international Pharmacia subsidiaries that are not expected to be permanently reinvested overseas.

(j) In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill and the acquired indefinite-lived intangibles associated with the merger will not be amortized. Goodwill resulting from this acquisition has been preliminarily allocated to the pharmaceutical segment ($19.9 billion) and the consumer healthcare segment ($1.5 billion).

The following unaudited pro forma financial information presents the combined results of operations of Pfizer and Pharmacia as if the acquisition had occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition at the dates indicated.  In addition, the unaudited pro forma financial information does not purport to project the future results of operations of the combined company.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
(in millions, except per common share amounts)	(unaudited)		(unaudited)

Revenues	$10,592	$10,502	$22,224	$21,122
Income from continuing operations before cumulative effect of change in accounting principles	1,628	2,247	3,931	4,402
Net income	1,712	2,336	6,141	3,314
Per share amounts:
Income from continuing operations before cumulative effect of change in accounting principles per common share-basic	.21	.28	.50	.55
Net income per common share-basic	.22	.29	.78	.41
Income from continuing operations before cumulative effect of change in accounting principles per common share-diluted	.21	.28	.50	.54
Net income per common share-diluted	.22	.29	.77	.41

The unaudited pro forma financial information above reflects the following pro forma adjustments:

  To eliminate balances and transactions between Pfizer and Pharmacia, which upon completion of the merger would be considered intercompany balances and transactions.  The majority of these transactions occurred under the Celebrex and Bextra marketing agreements. The entries include:
    the elimination of certain sales, alliance revenue and certain co-promotion expenses; and
    the elimination of the impact of milestone payments made by Pfizer to Pharmacia;
  To eliminate historical amortization expense recorded by legacy Pharmacia related to definite-lived intangible assets.
  To record:
    the adjustment to decrease interest expense by $10 million and $19 million in the second quarter and first six months of 2003 and $10 million and $19 million in the second quarter and first six months of 2002 related to the estimated fair value adjustment of long-term debt from the purchase price allocation;
    amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 2 to 40 years, of approximately $731 million and $1,463 million in the second quarter and first six months of 2003 and $731 million and $1,463 million in the second quarter and first six months of 2002; and
    additional depreciation expense related to the estimated fair value step-up of the property, plant and equipment from the purchase price allocation, which is being depreciated over its estimated useful life as described below, of approximately $19 million and $38 million in the second quarter and first six months of 2003 and $19 million and $38 million in the second quarter and first six months of 2002.

The unaudited pro forma financial information above excludes the following material, non-recurring charges in the three and six month periods ended June 29, 2003:

  purchase accounting adjustments related to purchased IPR&D charges of $5,130 million and charges of $408 million reported in Cost of Sales for the workdown of purchased inventory that was written up to fair value.

Note 3:  Adoption of New Accounting Standards

Accounting for Asset Retirement Obligations

On January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. As a result of adopting SFAS No. 143, we recorded a non-cash pre-tax charge of $47 million ($30 million net of tax) in the first quarter of 2003 for the change in accounting for costs associated with the eventual retirement of certain manufacturing and research facilities. This charge is reported as a one-time cumulative effect of a change in accounting principle as of the beginning of 2003. Our asset retirement obligations primarily relate to remediation and land restoration requirements.

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

Note 4:  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 29, 2003, by segment, follow:

(in millions)	Pharmaceutical	Consumer Healthcare	Other	Total

Balance, December 31, 2002	$362	$829	$9	$1,200
Goodwill - Pharmacia acquisition (preliminary estimate)	19,936	1,523	--	21,459
Other changes during the period*	57	8	--	65
Balance, June 29, 2003	$20,355	$2,360	$9	$22,724

*Primarily reflects the impact of foreign exchange.

	Gross Carrying Amount		Accumulated Amortization
(in millions)	June 29, 2003	Dec. 31, 2002	June 29, 2003	Dec. 31, 2002

Amortized intangible assets:
Product rights acquired as part of the Pharmacia acquisition	$24,563	$--	$(548)	$--
Technology acquired as part of the Pharmacia acquisition	1,220	--	(23)	--
Trademarks	142	133	(80)	(72)
License agreements	53	42	(11)	(25)
Patents	34	33	(26)	(24)
Product rights*	543	526	(95)	(72)
Noncompete agreements	50	48	(43)	(39)
Customer contracts	233	--	(13)	--
Other	228	78	(38)	(31)
Total amortized intangible assets	27,066	860	(877)	(263)
Unamortized identifiable intangible assets:
Brands acquired as part of the Pharmacia acquisition	9,782	--	--	--
License agreements	512	--	--	--
Trademarks	239	240	--	--
Pension asset	11	60	--	--
Other	80	24	--	--
Total unamortized intangible assets	10,624	324	--	--
Total identifiable intangible assets*	$37,690	$1,184	$(877)	$(263)

*

Includes a post-approval milestone payment that we made during the first quarter of 2003 under our alliance agreement for Celebrex. Such payment was made prior to the completion of our acquisition of Pharmacia.

Total amortization expense for finite-lived intangible assets was $603.6 million for the three months ended June 29, 2003 and $621.2 million for the six months ended June 29, 2003. Amortization expense for finite-lived intangible assets is recorded in various expenses in the condensed consolidated statement of operations, including Cost of sales, Research and development expenses and Other (income)/deductions-net.

The annual amortization expense expected for the years 2003 through 2008 is as follows:

(in millions)
2003	$2,149
2004	$2,997
2005	$2,983
2006	$2,850
2007	$2,731
2008	$2,729

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

B.  Derivative Financial Instruments and Hedging Activities

During the first six months of 2003, we entered into the following incremental or new derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign currency denominated transactions (in millions):

Financial Instrument	Hedge Type	Hedged or Offset Item	Notional Amount	Maturity Date

Forward contracts	--	Short-term foreign currency assets and liabilities	$2,903	Through 2003
Forward contracts	Cash flow	Euro available-for-sale instruments	974	Through 2003

Interest Rate Risk

The derivative financial instruments employed to manage interest rate risk follow (in millions):

Financial Instrument	Hedge Type	Hedged or Offset Item	Notional Amount	Maturity Date

Swaps	Fair value	U.S. dollar fixed rate debt (1)	$ 375	2005
Swaps	Fair value	U.S. dollar fixed rate debt (1)	300	2009
Swaps	Fair value	U.S. dollar fixed rate debt (1)	300	2018
Swaps	Fair value	U.S. dollar fixed rate debt (1)	200	2008

(1)	Serves to reduce exposure to long-term U.S. dollar interest rates by effectively converting fixed rates associated with long-term debt obligations to floating rates.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first six months of 2003.

Note 6:  Merger-Related Costs

We incurred the following merger-related costs in connection with our merger with Warner-Lambert Company (Warner-Lambert) which was completed on June 19, 2000 and our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Integration costs - Warner-Lambert	$11	$107	$20	$179
Integration costs - Pharmacia	221	--	301	--
Restructuring charges - Warner-Lambert	1	57	4	94
Restructuring charges - Pharmacia	52	--	52	--
Total merger-related costs	$285	$164	$377	$273

Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert and acquisition of Pharmacia, including expenditures for consulting and systems integration.

Restructuring Charges - Warner-Lambert

The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:

	Provisions
(in millions)	Year 2000	Year 2001	Year 2002	Six Months Ended June 29, 2003	Total	Utilization Through June 29, 2003	Reserve* June 29, 2003

Employee termination costs	$850	$249	$170	$4	$1,273	$(1,261)	$12
Property, plant and equipment	46	84	4	--	134	(134)	--
Other	21	30	13	--	64	(64)	--
	$917	$363	$187	$4	$1,471	$(1,459)	$12

*Included in Other current liabilities.

Through June 29, 2003, the charges for employee termination costs represent the approved reduction of our work force of our continuing businesses by 8,356 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of June 29, 2003, 7,845 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at June 29, 2003 and December 31, 2002. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

Restructuring Charges - Pharmacia

During the second quarter of 2003, in connection with the acquisition of Pharmacia, Pfizer management approved and initiated plans to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs.

We recorded $52 million of restructuring costs associated primarily with exiting certain activities of legacy Pfizer, including severance, costs of vacating duplicative facilities and contract termination costs. These costs have been recorded as a charge to the results of operations for the three and six month periods ended June 29, 2003 and are included in Merger-related costs. The components of the restructuring charges associated with the acquisition of Pharmacia which were expensed in 2003 follow:

	Provisions
(in millions)	Three and Six Months Ended June 29, 2003	Total	Utilization Through June 29, 2003	Reserve* June 29, 2003

Employee termination costs	$43	$43	$(11)	$32
Asset impairments	2	2	(2)	--
Other	7	7	(1)	6
	$52	$52	$(14)	$38

*Included in Other current liabilities.

Through June 29, 2003, the charges for employee termination costs represent the approved reduction of the legacy Pfizer work force by 573 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of June 29, 2003, 463 employees were terminated. Asset impairments primarily include charges to write-down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer.

Pharmacia Acquisition-Related Restructuring Costs Capitalized in 2003 as a Cost of the Acquisition

We recorded approximately $767 million of similar restructuring costs associated primarily with exiting certain activities of legacy Pharmacia.  These costs are accounted for under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and were recognized as a liability assumed in the purchase business combination. Accordingly, these costs were included in the allocation of the cost to acquire Pharmacia and have been recorded as an increase to goodwill. In accordance with EITF 95-3, these restructuring costs also include costs associated with relocation. The restructuring liabilities are included in Other noncurrent liabilities. The components of the restructuring costs capitalized in 2003 as a cost of the acquisition of Pharmacia follow:

	Costs Incurred
(in millions)	Three and Six Months Ended June 29, 2003	Total	Utilization Through June 29, 2003	Reserve* June 29, 2003

Employee termination costs	$669	$669	$(160)	$509
Asset impairments	6	6	(6)	--
Relocation costs	50	50	(4)	46
Other	42	42	(22)	20
	$767	$767	$(192)	$575

*Included in Other current liabilities.

Through June 29, 2003, the employee termination costs represent the approved reduction of the legacy Pharmacia work force by 6,050 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of June 29, 2003, 4,640 employees were terminated.  Employee termination costs include accrued severance benefits and costs associated with change in control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write-down property, plant and equipment. Other includes costs to exit certain activities of legacy Pharmacia.

Changes to the estimates of completing the currently approved restructuring plans or costs related to new restructuring initiatives will be recorded in results of operations for legacy Pfizer and will be recorded in goodwill for legacy Pharmacia for one year following the acquisition date of April 16, 2003.

Note 7:  Comprehensive Income/(Loss)

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income/(loss)	$(3,591)	$1,957	$1,073	$3,920
Other comprehensive income/(expense):
Holding loss on investment securities arising during period-net of tax	(119)	(37)	(145)	(71)
Reclassification adjustment-net of tax	5	--	5	--
Net loss on investment securities	(114)	(37)	(140)	(71)
Currency translation adjustment and hedges	740	(8)	1,399	(136)
Total other comprehensive income/(expense)	626	(45)	1,259	(207)
Total comprehensive income/(loss)	$(2,965)	$1,912	$2,332	$3,713

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first six months of 2003 was:

(in millions)	2003

Opening balance	$(1,438)
Translation adjustments and hedges	1,399
Ending balance	$(39)

Note 8:   Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

EPS Numerator - Basic:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$(3,674)	$1,893	$(1,215)	$4,205

Less: Preferred stock dividends - net of tax	2	--	2	--

Income/(loss) available to common shareholders from continuing operations before cumulative effect of change in accounting principles	(3,676)	1,893	(1,217)	4,205

Discontinued operations:
Income from operations of discontinued businesses/product lines-net of tax	--	64	33	125
Gains on sales of discontinued businesses/product lines-net of tax	83	--	2,285	--

Discontinued operations-net of tax	83	64	2,318	125

Income/(loss) available to common shareholders before cumulative effect of change in accounting principles	(3,593)	1,957	1,101	4,330

Cumulative effect of change in accounting principles-net of tax	--	--	(30)	(410)

Net income/(loss) available to common shareholders	$(3,593)	$1,957	$1,071	$3,920

EPS Denominator - Basic:
Weighted average number of common shares outstanding	7,453.4	6,185.1	6,777.4	6,195.3

EPS Numerator - Diluted:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$(3,674)	$1,893	$(1,215)	$4,205

Less: ESOP contribution - net of tax	1	--	1	--

Income/(loss) available to common shareholders from continuing operations before cumulative effect of change in accounting principles	(3,675)	1,893	(1,216)	4,205

Discontinued operations:
Income from operations of discontinued businesses/product lines-net of tax	--	64	33	125
Gains on sales of discontinued businesses/product lines-net of tax	83	--	2,285	--

Discontinued operations-net of tax	83	64	2,318	125

Income/(loss) available to common shareholders before cumulative effect of change in accounting principles	(3,592)	1,957	1,102	4,330

Cumulative effect of change in accounting principles-net of tax	--	--	(30)	(410)

Net income/(loss) available to common shareholders	$(3,592)	$1,957	$1,072	$3,920

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	7,453.4	6,185.1	6,777.4	6,195.3
Common share equivalents--stock options, stock issuable under employee compensation plans and convertible preferred stock	--	86.2	--	95.9
Weighted average number of common shares outstanding and common share equivalents	7,453.4	6,271.3	6,777.4	6,291.2

Generally, diluted EPS is computed assuming the exercise of stock options, stock issued under employee compensation plans and conversion of preferred stock. Also in the diluted computation, income from continuing operations and net income are reduced by the incremental contribution to the ESOP, acquired as part of the Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOP would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding. However, as a result of incurring a loss from continuing operations before cumulative effect of change in accounting principles during the three and six month periods ended June 29, 2003, stock options, stock issuable under employee compensation plans and convertible preferred stock  representing equivalents of approximately 687 million shares of common stock outstanding during the three and six month periods ended June 29, 2003 were excluded from the computation of diluted EPS for those periods because their inclusion would have had an antidilutive effect.

Stock options and stock issuable under employee compensation plans representing equivalents of 202 million shares of common stock during the three months and six months ended June 30, 2002 had exercise prices greater than the average market price of our common stock. These common stock equivalents were outstanding during the three months and six months ended June 30, 2002, but were excluded from the computation of diluted EPS for those periods because their inclusion would have had an antidilutive effect.

Under GAAP, quarterly EPS computations must stand on their own and therefore, the sum of EPS for each of the first two quarters of 2003 does not equal the EPS for the first six months of 2003. EPS for the second quarter of 2003 is computed using the weighted average number of common shares outstanding during the quarter while EPS for the first six months of 2003 is computed using the weighted average number of common shares outstanding during the first six months of 2003. The weighted average number of common shares outstanding is higher for the second quarter of 2003 than for the first six months of 2003 as a result of issuing approximately 1.8 billion common shares to complete the Pharmacia acquisition on April 16, 2003. The significant increase in the number of common shares outstanding from the first quarter of 2003 has resulted in our having different bases of shares outstanding and therefore, the EPS results are not additive.

Note 9:  Stock Option and Performance Unit Awards

In connection with the Pharmacia acquisition on April 16, 2003, we issued approximately 180 million Pfizer stock options in exchange for Pharmacia outstanding stock options. The following table summarizes the activity for our stock and incentive plans related to employees during the first six months of 2003:

	Under Option
(thousands of shares)	Shares	Weighted Average Exercise Price Per Share

Balance January 1, 2003	431,981	$31.45
Pharmacia Option Exchange	180,068	28.84
Granted	101,345	29.77
Exercised	(34,366)	19.82
Cancelled	(9,422)	36.35
Balance June 29, 2003	669,606	31.02

The tax benefits related to certain stock option transactions were $114 million during the six months ended June 29, 2003.

Note 10:  Segment Information

We operate in the following three business segments:

Pharmaceutical

  The Pharmaceutical segment includes treatments for cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies.

Consumer Healthcare

  The Consumer Healthcare segment includes self medications for oral care, upper respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth.

Animal Health

  The Animal Health segment includes treatments for diseases in livestock and companion animals.

We operate several other businesses which include the manufacture of empty soft-gelatin capsules, contract manufacturing, bulk pharmaceutical chemicals and diagnostics. Due to the size of these businesses, they are grouped into the "Other" category.

Revenues and profits/(losses) by segment for the three months ended June 29, 2003 and June 30, 2002 were as follows:

(in millions)		Pharma- ceutical	Consumer Healthcare	Animal Health	Other*		Consolidated

Revenues	2003	$8,640	$741	$383	$229		$9,993
	2002	6,266	647	274	109		7,296

Segment profit/(loss)	2003	$(2,645)	$37	$(166)	$(631)	**	$(3,405)	***
	2002	2,545	137	24	(333)	**	2,373	***

Revenues and profits/(losses) by segment for the six months ended June 29, 2003 and June 30, 2002 were as follows:

(in millions)		Pharma- ceutical	Consumer Healthcare	Animal Health	Other*		Consolidated

Revenues	2003	$16,188	$1,336	$652	$342		$18,518
	2002	13,035	1,288	513	208		15,044

Segment profit/(loss)	2003	$753	$175	$(133)	$(977)	**	$(182)	***
	2002	5,758	299	39	(663)	**	5,433	***

*	Includes Capsugel, Pfizer CentreSource, Diagnostics and Corporate/Other.

**

Includes interest income/(expense), corporate expenses, other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

***

Equals income/(loss) from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles. In 2003, segment profit/(loss) includes the impact of purchase accounting for the Pharmacia acquisition.

Revenues for each group of similar products are as follows:

	Three Months Ended			Six Months Ended
(in millions)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$3,594	$3,080	17	$7,152	$6,332	13
Central nervous system disorders	1,579	1,188	33	3,189	2,645	21
Arthritis and pain	648	85	660	737	173	327
Infectious and respiratory diseases	902	712	27	1,989	1,643	21
Urology	525	385	36	999	807	24
Oncology	200	--	--	200	--	--
Ophthalmology	131	--	--	131	--	--
Endocrine disorders	108	--	--	108	--	--
All other	767	428	80	1,166	747	56
Alliance revenue	186	388	(52)	517	688	(25)
Total Pharmaceutical	8,640	6,266	38	16,188	13,035	24
CONSUMER HEALTHCARE	741	647	14	1,336	1,288	4
ANIMAL HEALTH
Companion animal products	161	134	20	285	245	17
Livestock products	222	140	58	367	268	37
Total Animal Health	383	274	40	652	513	27
OTHER
Capsugel	124	109	13	237	208	13
Pfizer CentreSource	75	--	--	75	--	--
Diagnostics	30	--	--	30	--	--
Total other	229	109	110	342	208	64
Total revenues	$9,993	$7,296	37	$18,518	$15,044	23

Note 11:  Discontinued Operations

We sold the following businesses and products that do not fit our strategic goals:

  In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $160 million in cash with a right to receive up to $69.6 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product of $139 million ($83 million net of tax) in the consolidated statement of operations for the second quarter and first six months of 2003.
  In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, to Cadbury Schweppes plc for $4.2 billion in cash. We recognized a gain on the sale of this business of $3.091 billion ($1.824 billion net of tax) in the consolidated statement of operations for the first six months of 2003.
  In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, to Energizer Holdings, Inc., for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of operations for the first six months of 2003.
  In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $197 million in cash with a right to receive up to $55.6 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of operations for the first six months of 2003.

These businesses and product lines are reflected as discontinued operations in all periods presented.

The following amounts related to the confectionery, shaving and fish-care product businesses, as well as the femhrt, Loestrin and Estrostep product lines, have been segregated from continuing operations and reflected as discontinued operations:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	$160	$737	$765	$1,408

Pre-tax income	$--	$103	$54	$200
Provision for taxes on income	--	39	21	75
Income from operations of discontinued businesses/product lines-net of tax	--	64	33	125
Pre-tax gains on sales of discontinued businesses	139	--	3,885	--
Provision for taxes on gains	56	--	1,600	--
Gains on sales of discontinued businesses/product lines-net of tax	83	--	2,285	--
Discontinued operations-net of tax	$83	$64	$2,318	$125

Note 12:  Subsequent Events

On July 24, 2003, we announced that we are exploring strategic options for our surgical ophthalmology business, including its possible sale. The surgical ophthalmology business is included in our Pharmaceutical segment and became a part of Pfizer in April 2003 with our acquisition of Pharmacia.

On July 1, 2003, we announced that we are exploring strategic options for the Diagnostics business, including possible sale of the business. The Diagnostics business became a part of Pfizer in April 2003 with our acquisition of Pharmacia.

On June 26, 2003, our board of directors declared a $.15 per share third-quarter 2003 cash dividend on our common stock, payable on September 4, 2003 to shareholders of record on August 15, 2003.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of June 29, 2003 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 29, 2003 and June 30, 2002 and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
August 13, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Condensed Consolidated Statement of Operations follow:

	Second Quarter			First Six Months
(in millions, except per common share data)	2003	2002	% Change	2003	2002	% Change

Revenues	$9,993	$7,296	37	$18,518	$15,044	23

Cost of sales	2,027	902	125	3,093	1,842	68
% of revenues	20.3%	12.4%		16.7%	12.2%

Selling, informational and administrative expenses	3,773	2,662	42	6,518	5,207	25
% of revenues	37.8%	36.5%		35.2%	34.6%

Research and development expenses	1,717	1,239	39	2,935	2,420	21
% of revenues	17.2%	17.0%		15.8%	16.1%

Merger-related in-process research and development charge	5,130	--	*	5,130	--	*
% of revenues	51.3%	--		27.7%	--

Merger-related costs	285	164	74	377	273	38
% of revenues	2.9%	2.2%		2.0%	1.8%

Other (income)/deductions-net	466	(44)	*	647	(131)	*

Income/(loss) from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$(3,405)	$2,373	*	$(182)	$5,433	*
% of revenues	(34.1)%	32.5%		(1.0)%	36.1%

Provision for taxes on income	$270	$480	(44)	$1,035	$1,228	(16)

Effective tax rate**	15.7%	20.2%		20.9%	22.6%

Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$(3,674)	$1,893	*	$(1,215)	$4,205	*
% of revenues	(36.8)%	25.9%		(6.6)%	28.0%

Discontinued operations-net of tax	83	64	30	2,318	125	M+

Income/(loss) before cumulative effect of change in accounting principles	(3,591)	1,957	*	1,103	4,330	(75)
% of revenues	(35.9)%	26.8%		6.0%	28.8%

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)	(410)	*

Net income/(loss)	$(3,591)	$1,957	*	$1,073	$3,920	(73)
% of revenues	(35.9)%	26.8%		5.8%	26.1%

Earnings/(loss) per common share - Basic:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$(.49)	$.30	*	$(.18)	$.68	*
Discontinued operations-net of tax	.01	.01	--	.34	.02	M+
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	(.07)	*
Net income/(loss)	$(.48)	$.31	*	$.16	$.63	(75)

Earnings/(loss) per common share - Diluted:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$(.49)	$.30	*	$(.18)	$.67	*
Discontinued operations-net of tax	.01	.01	--	.34	.02	M+
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	(.07)	*
Net income/(loss)	$(.48)	$.31	*	$.16	$.62	(74)

Cash dividends paid per common share	$.15	$.13	15	$.30	$.26	15

Percentages in this table and throughout the MD&A may reflect rounding adjustments.
* Calculation not meaningful.
** Effective tax rate calculated excluding Merger-related in-process research and development charge, which is not tax deductible.
M+ Change greater than one thousand percent.

OVERVIEW

On April 16, 2003, we acquired all of the outstanding stock of Pharmacia Corporation (Pharmacia) and combined operations as of that date.  The acquisition was accounted for as a purchase business combination under accounting principles generally accepted in the United States of America (GAAP). Under the purchase method of accounting, the assets acquired and liabilities assumed from Pharmacia are recorded as of the date of acquisition, at their respective fair values. Reported financial position and results of operations of Pfizer issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of Pharmacia.  As a result, the fluctuations in our operating results in the three and six month periods ending June 29, 2003, as compared to the same periods ending June 30, 2002, are generally due to the acquisition of Pharmacia. The results of operations discussed below include Pharmacia's results of operations from April 16, 2003, the acquisition date. It is important to an understanding of our operating results and financial position to consider that we allocate the purchase price of Pharmacia to the tangible and intangible assets acquired, liabilities assumed, as well as In-process research and development (IPR&D) based on their estimated fair values. We engaged an independent third-party appraisal firm to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Estimates associated with the accounting for this acquisition may change as additional information becomes available regarding the assets acquired and liabilities assumed.

REVENUES

Revenues increased 37% in the second quarter and 23% in the first six months of 2003, as compared with the prior year periods.

The revenue increases were primarily due to the inclusion of Pharmacia results, strong performances by our in-line products and newly launched products across major businesses and regions, and the weakening of the U.S. dollar relative to other currencies. Effective July 10, 2003, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no effect on second quarter 2003 wholesaler inventory levels and are not expected to have a material impact on third quarter 2003 wholesaler inventory levels. At the end of the second quarter of 2003, legacy Pfizer maintained .5 months supply of inventory at wholesalers, reflecting our standard historical and ongoing policy of keeping stocking levels under one month on average and keeping monthly levels consistent from year to year based on patterns of utilization. Pharmacia stocking levels began the second quarter of 2003 at a little over 2 months and have been reduced by the end of the second quarter. We expect to complete the harmonization of Pharmacia's trade-inventory practices by the end of the third quarter of 2003. We expect full-year 2003 revenues to be negatively impacted by approximately $500 million as a result of harmonizing Pharmacia's trade-inventory practices. The harmonization of such legacy Pharmacia's trade inventory practices with those of legacy Pfizer negatively impacted revenues for the second quarter of 2003 by approximately $300 million.

Changes in foreign exchange rates increased revenues in the second quarter of 2003 by $365 million or 5.0% and increased revenues in the first half of 2003 by $624 million or 4.1%. The foreign exchange impact on the second quarter and first half of 2003 revenue growth, relative to the same periods last year, is associated with legacy Pfizer revenues only and primarily reflects the weakening of the U.S. dollar relative to other currencies. The revenues of legacy Pharmacia products, recorded as of the acquisition date April 16, 2003, do not affect the impact from foreign exchange, given their treatment as incremental volume.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, could have a material adverse effect on our projected revenues and net income.

Revenues by Country

Revenues by country for the second quarter and first six months and the changes over the prior year were as follows:

	Second Quarter
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

United States	$5,847	58.5	$4,425	60.6	32
Japan	581	5.8	479	6.6	21
All other	3,565	35.7	2,392	32.8	49
Consolidated	$9,993	100.0	$7,296	100.0	37

	First Six Months
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

United States	$11,280	60.9	$9,536	63.4	18
Japan	1,055	5.7	905	6.0	17
All other	6,183	33.4	4,603	30.6	34
Consolidated	$18,518	100.0	$15,044	100.0	23

Revenues by Segment

Revenues by segment for the second quarter and the changes over the prior year were as follows:

	Second Quarter
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

Pharmaceutical
U.S.	$5,162	51.7	$3,840	52.6	34
International	3,478	34.8	2,426	33.3	43
Worldwide	8,640	86.5	6,266	85.9	38

Consumer Healthcare
U.S.	411	4.1	418	5.7	(2)
International	330	3.3	229	3.1	44
Worldwide	741	7.4	647	8.8	14

Animal Health
U.S.	187	1.8	122	1.7	54
International	196	2.0	152	2.1	28
Worldwide	383	3.8	274	3.8	40

Other
U.S.	87	0.9	45	0.6	95
International	142	1.4	64	0.9	120
Worldwide	229	2.3	109	1.5	110

Total	$9,993	100.0	$7,296	100.0	37

Revenues by segment for the first six months and the changes over the prior year were as follows:

	First Six Months
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

Pharmaceutical
U.S.	$10,044	54.2	$8,352	55.5	20
International	6,144	33.2	4,683	31.1	31
Worldwide	16,188	87.4	13,035	86.6	24

Consumer Healthcare
U.S.	788	4.3	856	5.7	(8)
International	548	3.0	432	2.9	27
Worldwide	1,336	7.3	1,288	8.6	4

Animal Health
U.S.	316	1.7	240	1.6	31
International	336	1.8	273	1.8	23
Worldwide	652	3.5	513	3.4	27

Other
U.S.	132	0.7	88	0.6	49
International	210	1.1	120	0.8	75
Worldwide	342	1.8	208	1.4	64

Total	$18,518	100.0	$15,044	100.0	23

Pharmaceutical

Worldwide revenues of the pharmaceutical segment follow:

	Second Quarter			First Six Months
(in millions)	2003	2002	% Change	2003	2002	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$3,594	$3,080	17	$7,152	$6,332	13
Central nervous system disorders	1,579	1,188	33	3,189	2,645	21
Arthritis and pain	648	85	660	737	173	327
Infectious and respiratory diseases	902	712	27	1,989	1,643	21
Urology	525	385	36	999	807	24
Oncology	200	--	--	200	--	--
Ophthalmology	131	--	--	131	--	--
Endocrine disorders	108	--	--	108	--	--
All other	767	428	80	1,166	747	56
Alliance revenue	186	388	(52)	517	688	(25)
Total Pharmaceutical	$8,640	$6,266	38	$16,188	$13,035	24

Revenue information for several of our major pharmaceutical products follow:

		Second Quarter
Product	Category	millions	% Change from 2002

Lipitor	Cardiovascular and metabolic diseases	$2,015	13
Norvasc	Cardiovascular and metabolic diseases	1,003	13
Accupril/Accuretic	Cardiovascular and metabolic diseases	150	7
Cardura	Cardiovascular and metabolic diseases	141	6
Glucotrol XL	Cardiovascular and metabolic diseases	70	23
Zoloft	Central nervous system disorders	630	10
Neurontin	Central nervous system disorders	592	29
Xanax/Xanax XR	Central nervous system disorders	64	--
Geodon	Central nervous system disorders	74	52
Aricept*	Central nervous system disorders	58	16
Relpax	Central nervous system disorders	9	486
Celebrex**	Arthritis and pain	344	M+
Bextra	Arthritis and pain	185	--
Zithromax	Infectious and respiratory diseases	314	25
Diflucan	Infectious and respiratory diseases	262	7
Viracept	Infectious and respiratory diseases	59	(14)
Vfend	Infectious and respiratory diseases	46	--
Zyvox	Infectious and respiratory diseases	42	--
Viagra	Urology	419	9
Detrol/Detrol LA	Urology	98	--
Camptosar	Oncology	111	--
Ellence	Oncology	40	--
Xalatan/Xalcom	Ophthalmology	103	--
Genotropin	Endocrine disorders	89	--
Zyrtec	All other	339	12
Medrol	All other	49	--
Aricept, Bextra, Celebrex, Spiriva and Rebif***	Alliance revenue	186	(52)

		First Six Months
Product	Category	millions	% Change from 2002

Lipitor	Cardiovascular and metabolic diseases	$4,114	13
Norvasc	Cardiovascular and metabolic diseases	1,986	9
Accupril/Accuretic	Cardiovascular and metabolic diseases	319	1
Cardura	Cardiovascular and metabolic diseases	276	5
Glucotrol XL	Cardiovascular and metabolic diseases	156	14
Zoloft	Central nervous system disorders	1,388	6
Neurontin	Central nervous system disorders	1,217	19
Xanax/Xanax XR	Central nervous system disorders	64	--
Geodon	Central nervous system disorders	151	76
Aricept*	Central nervous system disorders	112	19
Relpax	Central nervous system disorders	41	M+
Celebrex**	Arthritis and pain	372	789
Bextra	Arthritis and pain	185	--
Zithromax	Infectious and respiratory diseases	863	31
Diflucan	Infectious and respiratory diseases	547	7
Viracept	Infectious and respiratory diseases	126	(24)
Vfend	Infectious and respiratory diseases	81	--
Zyvox	Infectious and respiratory diseases	42	--
Viagra	Urology	894	11
Detrol/Detrol LA	Urology	98	--
Camptosar	Oncology	111	--
Ellence	Oncology	40	--
Xalatan/Xalcom	Ophthalmology	103	--
Genotropin	Endocrine disorders	89	--
Zyrtec	All other	633	21
Medrol	All other	49	--
Aricept, Bextra, Celebrex, Spiriva and Rebif***	Alliance revenue	517	(25)

*	Represents direct sales under license agreement with Eisai Co., Ltd.
**	Includes direct sales under license agreement with Pharmacia prior to the merger.
***	Includes alliance revenue for Bextra and Celebrex under co-promotion agreements with Pharmacia prior to the merger.
M+	Change greater than one thousand percent.

Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely prescribed pharmaceutical product in the world. Despite the challenges of multiple new competitors both in the U.S. and in international markets, we expect that Lipitor's unsurpassed record of cholesterol reduction and patient safety at all doses will make it the powerful cholesterol treatment patients and physicians choose most. As a result of favorable test results, the independent steering committee of a major clinical trial called the Anglo-Scandinavian Cardiac Outcomes Trial (ASCOT), involving use of Lipitor in hypertensive patients, announced its decision to stop the Lipitor portion of the trial in October 2002, nearly two years earlier than expected. Initial results showed patients receiving Lipitor had significantly fewer fatal and non-fatal heart attacks as well as strokes. Another major clinical trial, called the Collaborative Atorvastatin Diabetes Study (CARDS), became the second Lipitor trial to end early because of efficacy. Initial results of this trial showed a significant reduction in heart attacks, strokes and other coronary events in patients with type 2 diabetes with no previous history of heart disease or stroke but with some cardiovascular risk factors other than diabetes. These results will further expand the patient population for Lipitor and reinforce its efficacy and safety profile. In November 2002, the U.S. Food and Drug Administration (FDA) approved Lipitor for use in children 10 to 17 years of age.

Norvasc is the world's most-prescribed branded medicine for treating hypertension and the fourth-largest-selling pharmaceutical in the world.

Zithromax is the largest-selling branded antibiotic worldwide. Zithromax was approved by the FDA in May 2002 as the first and only three-day regimen for the treatment of severe acute bacterial symptoms of chronic obstructive pulmonary disease (COPD). In September 2002, we launched the new Zithromax Tri-Pak dosage form (500 mg once daily) in the U.S. In the first quarter of 2002, we launched Zithromax oral suspension as both a single-dose regimen and a three-day regimen for the treatment of acute otitis media (middle ear infection) in pediatric patients and Zithromax IV (for use in a new intravenous delivery device). Zithromax IV was approved in Italy and Spain in the fourth quarter of 2002.

Diflucan remains the leading systemic antifungal in the world. Diflucan's sales volume after 14 years on the market reflects the product's continuing acceptance as the therapy of choice for a wide range of fungal infections.

Viagra, a treatment for erectile dysfunction, is the world's most recognized pharmaceutical brand and among the most widely prescribed medications. We expect Viagra to continue to dominate the erectile dysfunction market due to its unsurpassed medical profile.

Zoloft, for the treatment of depression, obsessive-compulsive disorder (OCD) in adults and children, panic disorder and post-traumatic stress disorder in adults, is the most-prescribed selective serotonin re-uptake inhibitor (SSRI) in the U.S. In June 2003, the FDA issued an approvable letter to include the safety information from two trials in pediatric depression in the Zoloft package insert.  In February 2003, the FDA approved Zoloft for the treatment of social anxiety disorder. In May 2002, the FDA approved Zoloft for the treatment of premenstrual dysphoric disorder (PMDD). With the approval for the treatment of PMDD, Zoloft is the antidepressant in the U.S. market with the most approved indications across mood and anxiety disorders. In August 2002, Zoloft received labeling in the U.S. featuring the results of the first and only studies assessing the utility of an SSRI in the maintenance treatment of panic disorder and OCD. Zoloft is the only SSRI with labeling for long-term use (up to 25 months) across the above-mentioned anxiety disorders.

Neurontin, for use in adjunctive therapy for epilepsy, is also approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. In May 2002, the FDA approved Neurontin for the management of post-herpetic neuralgia, which is described as pain in the area affected by a viral infection commonly known as shingles. Neurontin is the first oral medication approved in the U.S. for this condition.

Geodon, for the treatment of symptoms associated with schizophrenia, was launched in the first quarter of 2001. The intramuscular (IM) formulation of Geodon was approved by the FDA in June 2002 making it the first atypical or new generation antipsychotic medicine for schizophrenia approved in the U.S. for IM use. Geodon has been approved in Brazil for the treatment of acute mania in bipolar disorder (manic-depressive disorder). A recently completed clinical program will support a U.S. filing for this indication in the third quarter of 2003. Geodon has been approved in 51 countries and launched in Germany, Spain, Brazil, the U.S. and other major markets.

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is one of the leading prescribed antihistamines in the U.S. and the only prescription antihistamine with a syrup formulation. In November 2002, the FDA approved Zyrtec for use in children six months of age and older. Zyrtec-D 12 Hour, launched in the third quarter of 2001, is the only prescription oral antihistamine/decongestant combination medicine approved to treat both year-round indoor and outdoor allergies, as well as nasal congestion.

Relpax, a treatment for migraine headaches, was launched in the U.S. in March 2003. Relpax is currently marketed in 24 other countries, including Japan and most of Europe.

Celebrex, a COX-2 specific inhibitor, is used for relief of the pain and inflammation of osteoarthritis (OA), adult rheumatoid arthritis (RA), acute pain and primary dysmenorrhea (menstrual pain) in adults. In addition, Celebrex is approved to reduce the number of adenomatous colorectal polyps in familial adenomatous polyposis (FAP), a rare genetic disease that may result in colorectal cancer, as an adjunct to usual care. In July 2003, marketing authorization for celecoxib (using the brand name Onsenal) for FAP was recommended in Europe. Final approval by the European Union (E.U.) is expected in the fall of 2003. With the approval for acute pain and primary dysmenorrhea in the U.S., Celebrex is the COX-2 specific inhibitor approved to treat the broadest range of conditions. In June 2002, the FDA approved revised labeling for Celebrex. The new prescribing information includes additional gastrointestinal safety data and data indicating that there was no increased risk for serious cardiovascular adverse events observed, including heart attack, stroke and unstable angina. We co-promoted Celebrex with Pharmacia prior to our acquisition of Pharmacia on April 16, 2003. Revenue associated with the co-promotion of Celebrex was recorded by us as alliance revenue prior to acquisition.

Bextra is used for relief of the pain and inflammation of OA, RA and primary dysmenorrhea. Bextra was approved by the FDA in November 2001 and launched in the U.S. in April 2002. Bextra received marketing approval in the E.U. in May 2003 and was launched in several European countries, including the U.K. and Germany. We co-promoted Bextra with Pharmacia prior to our acquisition on April 16, 2003. Revenue associated with our co-promotion of Bextra was recorded by us as alliance revenue prior to acquisition.

Vfend, an antifungal, available in both oral and intravenous forms, was launched in July 2002 in the U.S. and in September 2002 in Europe. Vfend is already the leading hospital antifungal product in France and the second-leading hospital antifungal in Germany.

Viracept, a treatment for HIV infection in combination with other antivirals, was approved by the FDA in April 2003 for a new dosage form (625 mg). Viracept 625 mg allows patients to take four pills a day rather than ten.

Xanax/Xanax XR is a treatment for generalized anxiety disorder (GAD), anxiety associated with depression and panic disorder. Xanax XR is a once-daily, extended-release formulation of Xanax approved by the FDA in January 2003 and recently launched in the U.S.

Zyvox, a member of the first new class of antibiotics to be introduced in 35 years, has a novel mechanism of action that stops the initial stage of bacterial protein production. Zyvox is available in intravenous, tablet and oral-suspension formulations. In July 2003, Zyvox was approved by the FDA for the treatment of diabetic foot infections caused by Gram-positive bacteria. Zyvox is the first and only oral antibiotic approved for the treatment of methicillin-resistant Staphylococcus aureus (drug-resistant bacteria) infections. In December 2002, the FDA approved Zyvox for the treatment of Gram-positive infections in infants and children.

Detrol/Detrol LA, a treatment for overactive bladder (OAB). Detrol is the leading OAB product worldwide. Detrol LA is an extended-release formulation taken once a day.

Camptosar is one of the standard treatments and one of the most widely studied therapies in colorectal cancer.

Xalatan, for the treatment of open-angle glaucoma and ocular hypertension, is the number one prescribed glaucoma medication in all promoted markets, including the U.S., Europe, and Japan. Xalatan is the first and only prostaglandin medication with a first-line indication for the treatment of elevated eye pressure. Xalcom is a combination therapy consisting of Xalatan with the beta blocker timolol.

Genotropin is indicated for the long-term treatment of pediatric patients who have growth failure due to inadequate secretion of endogenous growth hormone or due to Prader-Willi Syndrome and for adult patients with growth hormone deficiency. Genotropin is the world's leading recombinant growth hormone. In the U.S., Genotropin is also approved for the long-term treatment of growth failure in children who are born small for gestational age (SGA) and fail to achieve catch-up growth by age two. In July 2003, Genotropin was approved in Europe for children born SGA who failed to show catch-up growth by age four.

Alliance revenue reflects revenue associated with the co-promotion of the following products:

Aricept, discovered and developed by our alliance partner Eisai Co., Ltd. (Eisai), is the world's leading medicine for the treatment of symptoms of Alzheimer's disease.

Rebif, a treatment for multiple sclerosis (MS), discovered and developed by our alliance partner Serono S.A. (Serono), was approved by the FDA and launched in the U.S. in March 2002. Rebif has been shown to decrease the frequency of severe symptoms and delay the accumulation of physical disability associated with relapsing forms of MS. In May 2003, the FDA approved additional efficacy and product-stability information for Rebif's package insert. The FDA also approved label changes related to the temporary storage of Rebif at room temperature. We began co-promoting Rebif in the U.S. in October 2002.

Spiriva, discovered and developed by our alliance partner Boehringer Ingelheim, is used to treat COPD. Spiriva completed mutual recognition in the E.U. in April 2002 and has been introduced in more than 30 countries, including Spain, Canada, Germany and the U.K.

Alliance revenue also includes revenue associated with our co-promotion of Celebrex and Bextra under agreements with Pharmacia prior to April 16, 2003, the date we completed our acquisition of Pharmacia.

Consumer Healthcare

Sales of the Consumer Healthcare segment increased 14% in the second quarter of 2003 and 4% in the first six months of 2003, as compared with the prior year periods, as follows:

	Second Quarter			First Six Months
(in millions)	2003	2002	% Change	2003	2002	% Change

Consumer Healthcare	$741	$647	14	$1,336	$1,288	4

The increase in consumer healthcare revenues in the second quarter and first six months of 2003, as compared to the prior year periods, was primarily due to the inclusion of Pharmacia results as well as:

  the continued roll-out of Listerine PocketPaks in international markets the 4% increase in the second quarter of 2003 and 7% in the first six months of 2003 in sales of Listerine mouthwash the U.S. launch of FreshBurst flavored Listerine PocketPaks line extension the favorable impact of the weakening of the U.S. dollar

partially offset by:

  the 32% decline in the second quarter of 2003 and 55% in the first six months of 2003 in sales of Listerine PocketPaks in the U.S., reflecting the 2002 initial trade stocking as well as a change in demand from initial trial to a more normalized consumption pattern

Animal Health

Sales of the Animal Health segment increased 40% to $383 million in the second quarter of 2003 and 27% to $652 million in the first six months of 2003, as compared with the prior year periods, primarily due to the inclusion of Pharmacia results. Worldwide sales of the major categories of the Animal Health segment were as follows:

	Second Quarter			First Six Months
(in millions)	2003	2002	% Change	2003	2002	% Change

Companion animal products	$161	$134	20	$285	$245	17
Livestock products	222	140	58	367	268	37
Total Animal Health	$383	$274	40	$652	$513	27

Companion animal product revenues increased 20% in the second quarter of 2003 and 17% in the first six months of 2003, as compared with the prior year periods, with key brand performance as follows:

  Revolution (for protection against fleas and heartworm) sales grew 33% in the second quarter of 2003 and 27% in the first six months of 2003 due to increased promotional efforts in Europe and the weakening of the U.S. dollar against the Euro
  Rimadyl (for relief of arthritis pain in dogs) sales grew 15% in the second quarter of 2003 and 13% in the first six months of 2003 due to increased field and marketing emphasis throughout Europe and the weakening of the U.S. dollar against major currencies
  Clavamox / Synulox (an antibiotic for dogs and cats) sales grew 9% in the second quarter of 2003 and 12% in the first six months of 2003 due to increased promotional activities in the U.S. and the weakening of the U.S. dollar against major currencies

Livestock product revenues increased 58% in the second quarter of 2003 and 37% in the first six months of 2003, as compared with the prior year periods, with key performance as follows:

  Swine vaccine sales grew 13% in the second quarter of 2003 and 20% in the first six months of 2003, as compared with prior year periods, due to the 2002 launches of Flusure (a swine influenza vaccine) in the U.S. and RespiSure One / Stellamune One (a single-dose swine vaccine to prevent pneumonia) in our international markets
  Advocin 180 (an antibiotic used to treat respiratory and internal infections in cattle and swine) which was launched in the U.S. during the fourth quarter of 2002 partially offset by:

  Dectomax (a treatment for internal and external parasites in cattle and swine) sales, which remained unchanged in the second quarter of 2003 and declined 5% in the first six months of 2003 due primarily to increasing generic competition throughout our markets

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 125% in the second quarter of 2003 and 68% in the first six months of 2003 as compared with the prior year periods, while revenues increased 37% in the second quarter of 2003 and 23% in the first six months of 2003. Consistent with purchase accounting, Pharmacia's inventory was recorded on Pfizer's balance sheet at fair value, which was $1,608 million greater than the carrying value recorded by legacy Pharmacia, not the cost of manufacturing. As the inventory is sold, the income statement reflects the fair market value of the inventory. Cost of goods sold will be impacted by this markup until the purchased inventory is completely sold. Sales of this inventory are expected to be completed by the end of 2003.

  The impact of the fair-value markup of Pharmacia's inventory on cost of goods sold was $408 million in the second quarter of 2003.
  A second factor in the increase in cost of goods sold was the unfavorable impact of foreign exchange. This largely stemmed from the recent weakening of the dollar relative to the euro and the related revaluation of inventory.
  A third factor underlying the rate of growth in cost of goods sold was the impact of reflecting cost of goods sold for Celebrex and Bextra after the April 16th acquisition close, compared to reflecting alliance revenue for the co-promotion of Celebrex and Bextra prior to April 16th, which had no cost of goods sold recorded by Pfizer.
  A fourth factor was a change in product mix, given the addition of legacy Pharmacia's product portfolio, which on average has a higher product cost relative to legacy Pfizer's product portfolio.

After accounting for these factors, the growth in cost of goods sold was comparable with the growth in revenues.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 42% in the second quarter of 2003 and 25% in the first six months of 2003, as compared with the prior year periods, mainly due to incremental expenditures associated with the consolidation of Pharmacia-related activity as of the April 16th close of the acquisition, partially offset by initial cost synergies. Marketing expenses of our pharmaceutical products increased 40% in the second quarter of 2003 and 25% in the first six months of 2003 and included costs associated with the first quarter 2003 U.S. launch of the migraine product Relpax and continued commercial support for products recently launched in the U.S. including the anti-arthritic product Bextra (co-promoted with Pharmacia in the U.S.), the antifungal agent Vfend, and the multiple sclerosis product Rebif (co-promoted with Serono in the U.S.). In Europe, the recent launches of Spiriva for COPD (co-promoted with Boehringer Ingelheim) and Relpax also contributed to the period over period increase in marketing expenses.

Research and Development Expenses

Research and development (R&D) expenses increased 39% in the second quarter of 2003 and 21% in the first six months of 2003, as compared with the prior year periods. Year over year growth for second quarter and first half R&D spending is attributable to the incremental expenditures associated with the consolidation of Pharmacia-related activity as of the April 16th close of the acquisition and increased support of the late-stage development portfolio.

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our new products. We expect our R&D expenditures for 2003 to be about $7.1 billion.

Pending U.S. New Drug Applications (NDAs):

Product	Indication	Date Submitted

Viracept	Use in children with HIV	June 2003

Zyrtec	Chewable tablets	May 2003

Inspra	Congestive heart failure after myocardial infarction	April 2003

Zithromax	Sinusitis	March 2003

Caduet	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc	March 2003

Vfend	Powder formulation for oral suspension	March 2003

Fragmin	Use to prevent the formation of venous blood clots	February 2003

Spiriva	COPD	December 2001

Norvasc	Pediatric	September 2001

Cardura XL	Benign prostatic hyperplasia (enlarged prostate)	April 2001
  In July 2003, the FDA issued a non-approvable letter for the liquid oral suspension dosage form of Geodon. Responses to the FDA's questions will be submitted as soon as possible.
  In June 2003, we submitted a filing in Japan for the use of Zithromax in the treatment of a sexually transmitted disease.
  Also in June 2003, we submitted a filing in Japan for the use of Vfend in the treatment of serious fungal infections, including apsergillus, candida and cryptococcus.
  In March 2003, a filing for pregabalin, for the treatment of neuropathic pain and adjunctive therapy in epilepsy, was submitted in Europe. We are awaiting additional data to provide further support for the European filing submission of pregabalin for Generalized Anxiety Disorder (GAD).
  In December 2002, Spiriva received an approvable letter from the FDA for the long-term once-daily maintenance treatment of bronchospasm associated with COPD. The E.U. Mutual Recognition procedure was completed in April 2002.
  In 2002, our co-marketing partner Eisai submitted supplemental filings in the U.S. and the E.U. for the use of Aricept in the treatment of vascular dementia (VaD). In June 2003, the FDA issued a non-approvable letter for the use of Aricept in the treatment of VaD.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Viagra	Female sexual arousal disorder
Pulmonary arterial hypertension in both children and adults

Celebrex	Sporadic adenomatous polyposis--a precancerous condition caused by growths in the intestines
Bladder cancer
Barrett's esophagus--a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis--a precancerous skin growth caused by overexposure to sunlight
Ankylosing spondylitis--an inflammation of the spine
Chronic low back pain

Bextra	Migraine

Zithromax	Sustained release Zithromax (bacterial infections)

Geodon	Mania

Camptosar IV	Use in children

Diflucan	Use in children

Detrol	Use for incontinence in children with neurogenic bladder

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy

Zyvox	Additional information on penicillin-resistant Streptococcus pneumoniae in patients with pneumonia

It is our current intention to submit an NDA for pregabalin in the U.S. later this year for the treatment of neuropathic pain, epilepsy, and GAD.

Advanced-stage clinical studies are continuing for several agents including:

  indiplon for insomnia under co-development with Neurocrine Biosciences, Inc. (Neurocrine)
  Macugen for macular degeneration and macular edema, under co-development with Eyetech Pharmaceuticals, Inc. (Eyetech)
  capravirine for HIV/AIDS
  lasofoxifene for osteoporosis and other indications
  varenicline for smoking cessation
  Exubera, an inhalable form of insulin under co-development, co-manufacture, and co-marketing with Aventis Pharma (Aventis), with the participation of Nektar Therapeutics
  Dynastat for pain and inflammation
  Lipitor-torcetrapib combination for lowering LDL cholesterol and markedly raising HDL cholesterol roflumilast for COPD and asthma under co-development with Altana Pharma
  CDP-870 for rheumatoid arthritis under co-development with Celltech Group plc
  Zithromax/chloroquine combination for malaria
  sumanriole for Parkinson's disease

Together with Aventis, we are completing additional long-term studies for the Exubera development program. These trials are well under way and involve patients with Type 1 and Type 2 diabetes. Because of the potential widespread use of Exubera among diabetes patients, additional rigorous testing and assessment of all pulmonary function measures are appropriate to deepen the medical understanding of diabetes and Exubera's role in the future management of diabetes. Based on interim data from one-year controlled safety studies, we are confident that Exubera will be an important medication to treat this devastating disease. We are continuing our discussions with regulatory agencies regarding the timing of the submission.

In December 2002, we announced an agreement with Neurocrine for the exclusive worldwide development and commercialization of indiplon, Neurocrine's Phase III compound for the treatment of insomnia. Under terms of the agreement, we will obtain an exclusive, worldwide license for indiplon. We will record all sales of indiplon. Neurocrine will have exclusive rights to co-promote, but not to sell, indiplon in the U.S. Following filing of an NDA for indiplon, Neurocrine will also have rights to detail, but not sell, our antidepressant Zoloft, in the U.S., and would earn a fee for such detailing efforts equal to a percentage of Zoloft sales in the U.S. that are above a baseline threshold. The government approved the transaction in February 2003 and we expensed a payment of $100 million, included in Other (income)/deductions-net, to Neurocrine in the first quarter of 2003. Additional milestone payments of $300 million potentially could be made to Neurocrine based on worldwide regulatory submissions and approvals. We will fund the ongoing development of indiplon and pay royalties on worldwide sales and co-promotion commissions in the U.S. Neurocrine plans to submit the indiplon NDA in the first half of 2004. Following the U.S. launch of indiplon, we will provide to Neurocrine a $175 million secured credit facility for a period of three years.

Also in December 2002, we announced an agreement with Eyetech to jointly develop and commercialize Eyetech's Macugen(TM) (pegaptanib sodium), a treatment for age-related macular degeneration (AMD) and diabetic macular edema (DME), both leading causes of blindness. The government approved the transaction in February 2003 and we expensed a $100 million payment, included in Other (income)/deductions-net, to Eyetech in the first quarter of 2003. Additional milestone payments up to $195.5 million potentially could be made to Eyetech based on worldwide regulatory submissions and approvals. Eyetech also has the potential to receive up to an additional $450 million in milestone payments, which are contingent upon successful commercialization of Macugen(TM) and attainment of agreed-upon sales levels. We will also fund the majority of the ongoing development costs for both the AMD and DME indications. If approved, we will co-promote Macugen(TM) with Eyetech in the U.S. and we will record alliance revenue for co-promotion services provided to Eyetech. Outside the U.S., we will market the product exclusively under a royalty-bearing license and we will directly record sales of the product.

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

MERGER-RELATED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

As required by Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (FIN 4), we recorded a charge of $5,130 million in the second quarter and first six months ended June 29, 2003 for the preliminary estimate of the portion of the purchase price allocated to in-process research and development.  A project-by-project valuation is being performed by independent valuation specialists to determine the fair value of research and development projects of Pharmacia which were in-process, but not yet completed. The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

MERGER-RELATED COSTS

We incurred the following merger-related costs in connection with our merger with Warner-Lambert Company (Warner-Lambert) which was completed on June 19, 2000 and our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Integration costs - Warner-Lambert	$11	$107	$20	$179
Integration costs - Pharmacia	221	--	301	--
Restructuring charges - Warner-Lambert	1	57	4	94
Restructuring charges - Pharmacia	52	--	52	--
Total merger-related costs	$285	$164	$377	$273

Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert and acquisition of Pharmacia, including expenditures for consulting and systems integration.

Restructuring Charges - Warner -Lambert

The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:

	Provisions
(in millions)	Year 2000	Year 2001	Year 2002	Six Months Ended June 29, 2003	Total	Utilization Through June 29, 2003	Reserve* June 29, 2003

Employee termination costs	$850	$249	$170	$4	$1,273	$(1,261)	$12
Property, plant and equipment	46	84	4	--	134	(134)	--
Other	21	30	13	--	64	(64)	--
	$917	$363	$187	$4	$1,471	$(1,459)	$12

*Included in Other current liabilities.

Through June 29, 2003, the charges for employee termination costs represent the approved reduction of our work force of our continuing businesses by 8,356 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of June 29, 2003, 7,845 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $218 million at June 29, 2003 and December 31, 2002. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

Restructuring Charges - Pharmacia

During the second quarter of 2003, in connection with the acquisition of Pharmacia, Pfizer management approved and initiated plans to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs.

We recorded $52 million of restructuring costs associated primarily with exiting certain activities of legacy Pfizer, including severance, costs of vacating duplicative facilities and contract termination costs. These costs have been recorded as a charge to the results of operations for the three and six month periods ended June 29, 2003 and are included in Merger-related costs. The components of the restructuring charges associated with the acquisition of Pharmacia which were expensed in 2003 follow:

	Provisions
(in millions)	Three and Six Months Ended June 29, 2003	Total	Utilization Through June 29, 2003	Reserve* June 29, 2003

Employee termination costs	$43	$43	$(11)	$32
Asset impairments	2	2	(2)	--
Other	7	7	(1)	6
	$52	$52	$(14)	$38

*Included in Other current liabilities.

Through June 29, 2003, the charges for employee termination costs represent the approved reduction of the legacy Pfizer work force by 573 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of June 29, 2003, 463 employees were terminated. Asset impairments primarily include charges to write-down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer.

Pharmacia Acquisition-Related Restructuring Costs Capitalized in 2003 as a Cost of the Acquisition

We recorded approximately $767 million of similar restructuring costs associated primarily with exiting certain activities of legacy Pharmacia.  These costs are accounted for under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and were recognized as a liability assumed in the purchase business combination.  Accordingly, these costs were included in the allocation of the cost to acquire Pharmacia and have been recorded as an increase to goodwill. In accordance with EITF 95-3, these restructuring costs also include costs associated with relocation. The restructuring liabilities are included in Other noncurrent liabilities. The components of the restructuring costs capitalized in 2003 as a cost of the acquisition of Pharmacia follow:

	Costs Incurred
(in millions)	Three and Six Months Ended June 29, 2003	Total	Utilization Through June 29, 2003	Reserve* June 29, 2003

Employee termination costs	$669	$669	$(160)	$509
Asset impairments	6	6	(6)	--
Relocation costs	50	50	(4)	46
Other	42	42	(22)	20
	$767	$767	$(192)	$575

*Included in Other current liabilities.

Through June 29, 2003, the employee termination costs represent the approved reduction of the legacy Pharmacia work force by 6,050 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research.  We notified affected individuals and as of June 29, 2003, 4,640 employees were terminated.  Employee termination costs include accrued severance benefits and costs associated with change in control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write-down property, plant and equipment. Other includes costs to exit certain activities of legacy Pharmacia.

For one year following the acquisition date of April 16, 2003, changes to the estimates of completing the currently approved restructuring plans or costs related to new restructuring initiatives will be recorded in results of operations for legacy Pfizer and will be recorded in goodwill for legacy Pharmacia.

Other (income)/deductions-net

The following components were included in Other (income)/deductions-net for the second quarter and first six months of 2003 and 2002:

	Second Quarter			First Six Months
(in millions)	2003	2002	% Change	2003	2002	% Change

Interest income	$(93)	$(94)	--	$(178)	$(184)	(3)
Interest expense	70	55	27	120	113	7
Amortization of definite-lived intangibles	14	17	(18)	17	21	(18)
Foreign exchange	(12)	2	*	(6)	3	*
Co-promotion charges and intellectual property rights payments	25	22	14	280	22	M+
Various litigation matters	33	--	--	33	--	--
Amortization of definite-lived intangibles--purchase-accounting related	571	--	--	571	--	--
Other purchase-accounting related items	(7)	--	--	(7)	--	--
Gains on the sales of product lines	(59)	--	--	(76)	(20)	280
Charges to write-down equity investments	8	--	--	8	--	--
Other, net	(84)	(46)	83	(115)	(86)	34
Other (income)/deductions-net	$466	$(44)	*	$647	$(131)	*

* Calculation not meaningful.
M+ Change greater than one thousand percent.

Other income/(deductions)-net reflects a significant increase in expenses for the second quarter and first six months of 2003 principally due to $571 million in amortization of identifiable intangibles associated with the acquisition of Pharmacia. Consistent with purchase accounting, intangible assets are reflected on Pfizer's balance sheet at fair value. The income-statement impact reflects the amortization of these assets over their estimated useful lives (e.g., until patent expiration for a currently marketed product).

TAXES ON INCOME

The estimated effective tax rate (ETR) used in calculating full-year 2003 income from continuing operations before cumulative effect of change in accounting principles is 37.1%. The projected full-year 2003 ETR is higher than the 22.1% ETR used in calculating full-year 2002 income from continuing operations before cumulative effect of change in accounting principles primarily due to the impact of purchase accounting for the Pharmacia acquisition.

ADJUSTED INCOME

We believe investors' understanding of our performance is enhanced by disclosing adjusted income defined as net income, excluding the impact of purchase accounting for the Pharmacia acquisition, certain significant items, merger-related costs and the cumulative effect of change in accounting principles. Management analyzes the company's performance on this basis.

We have excluded the effects of significant purchase-accounting treatments related to our acquisition of Pharmacia. These effects primarily relate to the one-time charge for purchased in-process research and development, the charges to cost of goods sold from the workdown of purchased inventory that was written up to fair value, and the charges related to the amortization of Pharmacia definite-lived intangible assets, as well as the incremental depreciation of fixed assets for the increase to fair value. We believe that excluding these non-cash charges provides a better view of our economic performance.

The Company also excludes "certain significant items" from adjusted income in order to better portray its major operations--the discovery, development, manufacture, marketing, and sale of market-leading prescription medicines for humans and animals as well as many of the world's best-known over-the-counter products. For example, we exclude gains or losses on the sale of product lines or discontinued businesses. While we review our businesses and product lines on an ongoing basis for strategic fit with our operations, we do not build or run our businesses with an intent to sell them and, therefore, we have excluded such gains or losses on sales of businesses or product lines from adjusted income. Another example of an excluded "certain significant item" is co-promotion charges and payments for intellectual property rights for unapproved products being developed by third parties. Our view is that while such payments are expensed as they relate to unapproved products, which parallels the treatment of in-process research and development, they represent payments for property that, at the time the payments are made, has no probable future economic benefit. Therefore, excluding such payments from our economic performance provides us with a better view of our operations. We exclude charges related to various litigation matters from adjusted income as they relate to significant settlements of legal matters. We also exclude gains/losses from the sale or writedown of equity investments from adjusted income. Generally, these investments are made in biotech companies on an opportunistic basis and are not part of our ongoing internal discovery and development programs.

While we continually look for improvement opportunities within our businesses and reorganize when necessary, at times we will perform a review for restructuring an area of our business. During 2003, our research division undertook such a review and began to initiate its restructuring plan in the second quarter of 2003. The last time that such a restructuring occurred in this division, with the exception of our acquisition-related restructurings, was in 1993. As such, we have excluded the charges of these activities from adjusted income.

In 2000 we acquired Warner-Lambert, and in April 2003 we acquired Pharmacia. These acquisitions have significant integration and restructuring costs attendant to them. We have excluded these costs from adjusted income, because integration and restructuring costs are unique to these transactions and will occur over several years due to the global and highly regulated nature of our business.

A reconciliation between net income/(loss), as reported under GAAP, and adjusted income follows:

	Second Quarter			First Six Months
(in millions)	2003	2002	% Incr./ (Decr.)	2003	2002	% Incr./ (Decr.)

Reported net income/(loss)	$(3,591)	$1,957	*	$1,073	$3,920	(73)
Purchase accounting adjustments-net of tax	5,860	--	*	5,860	--	*
Certain significant items and merger-related costs-net of tax	105	129	(19)	(1,846)	189	*
Cumulative effect of change in accounting principles-net of tax	--	--	--	30	410	*
Adjusted income	$2,374	$2,086	14	$5,117	$4,519	13

*Calculation not meaningful.

Adjusted income as shown above excludes the following items:

	Second Quarter		First Six Months
(in millions)	2003	2002	2003	2002

Significant items, pre-tax:
Gains on sales of discontinued businesses/products(a)	$(139)	$--	$(3,885)	$--
Warner-Lambert merger-related costs of discontinued businesses(a)	8	2	8	2
Gains on sales of product lines(b)	(59)	--	(76)	(20)
Co-promotion charges and intellectual property rights payments(b)	25	22	280	22
Charges to write-down equity investments(b)	8	--	8	--
Various litigation matters(b)	33	--	33	--
Restructuring charges(c)	21	--	21	--
Total significant items	(103)	24	(3,611)	4
Merger-related costs, pre-tax:
Integration costs--Warner-Lambert	11	107	20	179
Integration costs--Pharmacia	221	--	301	--
Restructuring charges--Warner-Lambert	1	57	4	94
Restructuring charges --Pharmacia	52	--	52	--
Total merger-related costs	285	164	377	273
Total significant items and merger-related costs, pre-tax	182	188	(3,234)	277
Income taxes	(77)	(59)	1,388	(88)
Total significant items and merger-related costs-net of tax	105	129	(1,846)	189
Purchase accounting adjustments, pre-tax:
In-process research and development(d)	5,130	--	5,130	--
Work down of inventory write-up(e)	408	--	408	--
Intangible amortization/fixed asset depreciation(f)	596	--	596	--
Total purchase accounting adjustments, pre-tax	6,134	--	6,134	--
Income taxes	(274)	--	(274)	--
Total purchase accounting adjustments-net of tax	5,860	--	5,860	--
Cumulative effect of change in accounting principles-net of tax	--	--	30	410
Total significant items, merger-related costs, purchase accounting adjustments and cumulative effect of change in accounting principles-net of tax	$5,965	$129	$4,044	$599

(a)	Included in Discontinued operations-net of tax.
(b)	Included in Other (income)/deductions-net.
(c)	Included in Research and development expenses.
(d)	Included in Merger-related in-process research and development charge.
(e)	Included in Cost of sales.
(f)

Included in Cost of sales ($24 million); Selling, informational and administrative expenses ($15 million); Research and development expenses (a credit of $7 million); and Other (income)/deductions-net ($564 million).

We sold the following businesses and products that do not fit our strategic goals:

  In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $160 million in cash with a right to receive up to $69.6 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product of $139 million ($83 million net of tax) in the consolidated statement of operations for the second quarter and first six months of 2003.
  In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, to Cadbury Schweppes plc for $4.2 billion in cash. We recognized a gain on the sale of this business of $3.091 billion ($1.824 billion net of tax) in the consolidated statement of operations for the first six months of 2003.
  In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, to Energizer Holdings, Inc., for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of operations for the first six months of 2003.
  In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $197 million in cash with a right to receive up to $55.6 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of operations for the first six months of 2003.

These businesses and product lines are reflected as discontinued operations in all periods presented.

The following amounts related to the confectionery, shaving and fish-care product businesses, as well as the femhrt, Loestrin and Estrostep product lines, have been segregated from continuing operations and reflected as discontinued operations:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	$160	$737	$765	$1,408

Pre-tax income	$--	$103	$54	$200
Provision for taxes on income	--	39	21	75
Income from operations of discontinued businesses/product lines-net of tax	--	64	33	125
Pre-tax gains on sales of discontinued businesses/product lines	139	--	3,885	--
Provision for taxes on gains	56	--	1,600	--
Gains on sales of discontinued businesses/product lines-net of tax	83	--	2,285	--
Discontinued operations-net of tax	$83	$64	$2,318	$125

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(in millions)	June 29, 2003	Dec. 31, 2002

Financial assets*	$22,277	$18,111
Short-term borrowings and long-term debt	14,924	11,809

Net financial assets	$7,353	$6,302

*	Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

Selected measures of liquidity and capital resources:

	June 29, 2003	Dec. 31, 2002

Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$16,191	$12,950

Working capital (millions of dollars)**	$12,587	$6,226

Current ratio***	1.57:1	1.34:1

Shareholders' equity per common share+	$9.06	$3.27

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

***	Current ratio is the proportion of current assets to current liabilities.

+	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital from December 31, 2002 to June 29, 2003 primarily reflects:

  cash from current period operations
  cash receipts from long-term debt issuances -- $600 million acquisition of the assets and assumption of liabilities of Pharmacia on April 16, 2003 partially offset by:

  purchases of property, plant and equipment -- $1,204 million purchases of our common stock -- $6,422 million
  cash dividends on common stock -- $2,089 million

The increase in shareholders' equity per common share is primarily due to the acquisition of Pharmacia.

Net Cash Provided by Operating Activities

During the first six months of 2003, net cash provided by continuing operating activities was $4,456 million, as compared to $3,991 million in the 2002 period. The change in net cash provided by operating activities in 2003 was primarily due to the inclusion of Pharmacia operations from April 16, 2003, the date of acquisition.

Net Cash Provided by/(Used in) Investing Activities

During the first six months of 2003, net cash provided by investing activities of $3,833 million, as compared to net cash used in investing activities of $2,903 million in the 2002 period. The change in net cash provided by/(used in) investing activities in 2003 was primarily attributable to:

  proceeds from the sales of businesses and product lines (an increase of $5,582 million)
  cash acquired in the Pharmacia acquisition ($1,789 million)

partially offset by:

  increased purchases of property, plant and equipment (an increase of $403 million)

Net Cash Used in Financing Activities

During the first three months of 2003 net cash used in financing activities was $7,968 million, as compared to $1,016 million in the 2002 period. The change in net cash used in financing activities in 2003 was primarily attributable to:

  an increase in cash dividends paid (an increase of $495 million)
  an increase in common share purchases (an increase of $4,426 million)
  a decrease in net borrowings (a decrease of $2,424 million)

partially offset by:

  an increase in stock options exercised (an increase of $370 million)

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

In June 2002, we announced a new authorization to purchase up to $10 billion of the Company's common stock. This program was subsequently increased to authorize the Company and its affiliates to purchase up to $16 billion of common stock. In total through July 25, 2003, approximately 310 million shares have been purchased under this authorization, at a total cost of about $9.8 billion, including 208 million shares purchased during the period January 1, 2003 through July 25, 2003 at a total cost of about $6.8 billion. The remaining $6.2 billion of this authorization is expected to be completed by year end 2003. Purchased shares are available for general corporate purposes.

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We utilize short-term commercial paper to provide working capital. We maintain cash balances in excess of our commercial paper borrowings and have access to $2.9 billion of lines of credit of which $2.4 billion expire within one year. Of these lines of credit, approximately $2.4 billion are unused, of which our lenders have committed to loan us $1.0 billion at our request.

Legacy Pharmacia guaranteed certain transactions in which Monsanto, its former agricultural subsidiary, is involved. These guarantees continued after Pfizer's acquisition of Pharmacia and at June 29, 2003 included approximately $310 million of bank notes with maturities not later than 2004 and $5 million of environmental guarantees, which are required until Monsanto can obtain certain approvals.

Pharmacia Acquisition

On April 16, 2003, Pfizer acquired Pharmacia for a purchase price of approximately $56 billion, which includes Pfizer common stock valued at $54.2 billion, options on Pfizer common stock valued at $1.1 billion, Pfizer convertible perpetual preferred stock valued at $.5 billion, and vested share awards valued at $.1 billion, as well as transaction costs of $90 million.

The fair value of Pfizer common stock was derived using an average market price per share of Pfizer common stock of $29.81, which was based on Pfizer's average stock price for the period two days before through two days after the terms of the acquisition were agreed to and announced on July 15, 2002.

Under the terms of the merger agreement, each outstanding share of Pharmacia common stock was exchanged for 1.4 shares of Pfizer common stock in a tax-free transaction. Each share of Pharmacia Series C convertible perpetual preferred stock was exchanged for a newly created class of Pfizer Series A convertible perpetual preferred stock with rights substantially identical to the rights of the Pharmacia Series C convertible perpetual preferred stock.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Pharmacia are recorded at the date of acquisition, at their respective fair values. Financial statements and reported results of operations of Pfizer issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of Pharmacia.

This transaction resulted in the issuance of approximately 1.8 billion shares of Pfizer common stock, six thousand shares of Pfizer Series A convertible perpetual preferred stock which are convertible into 15.5 million shares of Pfizer common stock, and 180 million Pfizer stock options.  We recorded approximately $21.5 billion of goodwill, $10.3 billion of purchased intangibles with indefinite lives and $26.2 billion of purchased intangibles with definite lives in conjunction with the acquisition based on preliminary estimates of an independent valuation specialist.  In addition, we recorded a charge of $5.1 billion in the second quarter of 2003 for purchased in-process research and development at the time of acquisition because technological feasibility had not been established and no future alternative uses existed.  In connection with the acquisition, management has reviewed the operations of the combined company and has begun to implement several plans to restructure operations-see the discussion above on "Merger-Related Costs".

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

OUTLOOK

Our outlook for 2003 and 2004 remains largely consistent with prior communications. In 2003, we continue to anticipate total revenues of $45 billion and R&D expenditures of $7.1 billion. In 2004, anticipated revenue remains $54 billion. The current estimate for full year 2003 diluted earnings per common share (EPS), as reported under GAAP, is $.86. The current estimate for adjusted diluted EPS of $1.73 in 2003 ($1.80 excluding an estimated $.07 impact associated with the harmonization of Pfizer's and Pharmacia's practices) is consistent with prior projections. The current estimate for full year 2004 diluted EPS, as reported under GAAP, is $1.77. The current estimate of adjusted diluted EPS of $2.13 in 2004, consistent with prior projections, represents 16% compound annual growth from the adjusted diluted EPS for legacy Pfizer of $1.59 in 2002. The 2004 forecast reflects accretion of $.06 in adjusted diluted EPS relative to our expectations for Pfizer without the acquisition of Pharmacia. Estimated adjusted income/diluted EPS, GAAP net income/diluted EPS, and items reconciling the two are as follows for third and fourth quarters of 2003, full-year 2003 and full-year 2004:

	Third Quarter 2003 Estimate
(in billions, except per-share data)	Net income	Diluted EPS

Adjusted income	$3.4	$.44
In-process R&D	--	--
Workdown of inventory write-up, after tax	.4	.05
Intangible amortization/fixed asset depreciation, after tax	.5	.06
Merger-related costs, after tax	.3	.04
Significant items, change in accounting principle, after tax	.1	.01
GAAP earnings	$2.1	$.28

	Fourth Quarter 2003 Estimate
(in billions, except per-share data)	Net income	Diluted EPS

Adjusted income	$4.1	$.54
In-process R&D	--	--
Workdown of inventory write-up, after tax	.3	.04
Intangible amortization/fixed asset depreciation, after tax	.5	.08
Merger-related costs, after tax	.3	.03
Significant items, change in accounting principle, after tax	--	--
GAAP earnings	$3.0	$.39

	Full Year 2003 Estimate
(in billions, except per-share data)	Net income	Diluted EPS

Adjusted income	$12.6	$1.73
In-process R&D	5.1	.70
Workdown of inventory write-up, after tax	.9	.13
Intangible amortization/fixed asset depreciation, after tax	1.5	.20
Merger-related costs, after tax	.8	.11
Significant items, change in accounting principle, after tax	(2.0)	(.27)
GAAP earnings	$6.3	$.86

	Full Year 2004 Estimate
(in billions, except per-share data)	Net income	Diluted EPS

Adjusted income	$16.4	$2.13
In-process R&D	--	--
Workdown of inventory write-up, after tax	--	--
Intangible amortization/fixed asset depreciation, after tax	2.1	.27
Merger-related costs, after tax	.7	.09
Significant items, change in accounting principle, after tax	--	--
GAAP earnings	$13.6	$1.77

Although we have agreed to explore strategic options for the diagnostics and surgical ophthalmology businesses, we do not predict divestitures of businesses or products in these forecasts.

Cost synergies from the Pharmacia acquisition achieved in the second quarter of 2003 totaled almost $200 million. Cumulative cost synergies resulting from the acquisition of Pharmacia are expected to be $1 billion in 2003, $3 billion in 2004, and approaching $4 billion in 2005, significantly more than originally estimated. Synergies will come from a broad range of sources, including a streamlined organization, reduced operating expenses, and procurement savings. Total merger-related costs incurred over the next three years to achieve these synergies are expected to be in the range of $4.7 billion to $5.2 billion, pre-tax.

Under GAAP, quarterly computations must stand on their own and, therefore, the sum of diluted EPS numbers for each of the four quarters of 2003 will not equal the estimated diluted EPS for the full-year of 2003. Diluted EPS for each quarter of 2003 is computed using the weighted-average number of common shares outstanding during the quarter, while diluted EPS for the full-year of 2003 is computed using the weighted average number of common shares outstanding during the full-year of 2003. The sum of our GAAP EPS for the four quarters of 2003 will not equal the full-year estimate due to the calculation on different average-share bases as a result of the issuance of approximately 1.8 billion common shares to complete the Pharmacia acquisition on April 16, 2003.

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

  the success of research and development activities and the speed with which regulatory authorizations, pricing approvals, and product launches may be achieved competitive developments affecting our current growth products the ability to successfully market both new and existing products domestically and internationally difficulties or delays in manufacturing
  trade buying patterns
  the ability to meet generic and branded competition after the loss of patent protection for our products trends toward managed care and health care cost containment possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access contingencies related to actual or alleged environmental contamination legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, and other legal proceedings the company's ability to protect its patents and other intellectual property both domestically and internationally interest rate and foreign currency exchange rate fluctuations governmental laws and regulations affecting domestic and foreign operations, including tax obligations changes in generally accepted accounting principles
  any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas growth in costs and expenses
  changes in our product mix
  the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate and to obtain the anticipated results and synergies from our acquisition of Pharmacia

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

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

Legal Proceedings and Contingencies

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

Item 4.  Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the SEC.

In addition, we evaluated our internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which Pfizer is involved are discussed in Note 20 to the consolidated financial statements in Pfizer's 2002 Annual Report to Shareholders; Part I, Item 3, of Pfizer's Annual Report on Form 10-K for the year ended December 31, 2002; and Part II, Item 1, of Pfizer's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003. The following discussion is limited to recent developments concerning certain of Pfizer's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

In addition, we completed our acquisition of Pharmacia Corporation on April 16, 2003. Certain legal proceedings in which Pharmacia is involved are discussed in Part I, Item 3, of Pharmacia's Annual Report on Form 10-K for the year ended December 31, 2002 and/or Part II, Item 1, of Pfizer's Quarterly Report on Form 10-Q for the quarter ended March 30, 2003. The following includes discussion of certain legal proceedings in which Pharmacia is involved.

Patent Matters

Neurontin (gabapentin)

As previously reported, in 2000 and 2001, Warner-Lambert brought patent infringement suits in various federal courts against several generic manufacturers that have filed abbreviated new drug applications with the FDA asserting the invalidity and non-infringement of our gabapentin (Neurontin) low-lactam patent. These suits have been consolidated for pre-trial purposes in the U.S. District Court for the District of New Jersey. In 2003, Warner-Lambert brought a number of additional patent infringement suits in various federal courts that also allege infringement of our low-lactam patent by certain generic manufacturers. Warner-Lambert has filed motions to consolidate these additional suits with the previously filed suits for pre-trial purposes in the consolidated proceeding pending in federal court in New Jersey.

Product Liability Matters

Rezulin

As of June 30, 2003, suits involving approximately 9,900 alleged users of Rezulin had been filed in various federal and state courts, and approximately 1,100 alleged users had asserted claims but had not filed suits. In addition, as of June 30, 2003, we had agreed to extend the statute of limitations for approximately 34,100 individuals who do not have lawsuits on file and who may or may not eventually pursue claims.

As previously reported, in 2001, a state court in West Virginia in an action involving Rezulin denied the plaintiffs' motion to certify a class of allegedly injured Rezulin users. In July 2003, the West Virginia Supreme Court of Appeals reversed the lower court's decision. The West Virginia Supreme Court of Appeals made no decision on the merits of the case, ruling only that it may proceed as a class action on behalf of all persons who either used or purchased Rezulin in West Virginia.

Asbestos

As of June 30, 2003: (i) approximately 158,200 claims naming Pfizer and/or Quigley Company, Inc. (which is a subsidiary of Pfizer) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos exposure, and (ii) approximately 126,900 claims naming American Optical Corporation (which is a former subsidiary of Warner-Lambert) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos and other exposures.

Monsanto-Related Matters

In 1997, Monsanto Company ("Former Monsanto") contributed certain manufacturing operations and facilities to a newly formed corporation, Solutia Inc. ("Solutia"), and spun off the shares of Solutia.  In 2000, Former Monsanto merged with Pharmacia & Upjohn to form Pharmacia Corporation ("Pharmacia"). Pharmacia then transferred certain of its operations to a newly created subsidiary, named Monsanto Company ("New Monsanto"), which it spun off in 2002. Pharmacia was acquired by Pfizer on April 16, 2003.

In connection with its spin-off in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities related to Pharmacia's former agricultural business. New Monsanto is defending and indemnifying Pharmacia for various claims and litigation arising out of or related to the agricultural business.

In connection with its spin-off in 1997, Solutia assumed liabilities related to Former Monsanto's chemical businesses. As a result, while Pharmacia remains a defendant in various legal proceedings involving Former Monsanto's chemical businesses, Solutia manages the litigation and is responsible for all costs and expenses and any judgment or settlement amounts. In addition, in connection with its spin-off in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto's former chemical businesses, including any such liabilities that Solutia assumed to the extent that Solutia fails to pay or discharge them. Solutia's assumption of these liabilities, and New Monsanto's agreement to indemnify Pharmacia for these liabilities to the extent that Solutia fails to pay or discharge them, apply to, among other matters, the litigation discussed below relating to polychlorinated biphenyls ("PCBs").

Litigation brought by several thousand plaintiffs is pending in state and federal court in Alabama relating to PCBs that were discharged from a plant site in Anniston, Alabama that was owned by Former Monsanto and that was transferred to Solutia as part of the spin-off in 1997. Certain of the plaintiffs in these actions are seeking damages for personal injury, emotional distress and/or property damage, and certain of the plaintiffs are seeking medical monitoring. This litigation includes, but is not limited to, the cases discussed below.

Abernathy et al. v. Monsanto et al. was filed against Solutia and Former Monsanto (now Pharmacia) in March 1996 and is pending in the District Court of Etowah County, Alabama. In February 2002, the jury found Solutia and Pharmacia liable to certain of the plaintiffs for property damage and related emotional distress. Proceedings are under way to assess damages. Solutia, New Monsanto and Pharmacia have agreed that, if Solutia does not post a bond sufficient to stay execution on any judgments that may be entered in this case pending appeal, Pharmacia will post such a bond; thereafter, the party or parties who would control decisions about the resolution of this litigation would depend upon whether collateral must be provided to secure the bond and, if so, which party provides it.

Tolbert et al. v. Solutia et al. was filed against Solutia, New Monsanto and Pharmacia in the U.S. District Court for the Northern District of Alabama in May 2001. The plaintiffs primarily are seeking damages for personal injury and medical monitoring. The trial is scheduled to begin in October 2003.

Celebrex

As previously reported, five purported class-action complaints were filed in the U.S. District Court for the District of New Jersey by persons who claim to have been purchasers of publicly traded securities of Pharmacia during the period from April 17, 2000 through August 22, 2001 (the "Purported Class Period"). A sixth purported class-action complaint was filed in the same court in mid-May. Named as defendants in each of the actions are Pharmacia and certain former officers of Pharmacia. The complaints allege that the defendants violated federal securities laws by misrepresenting the safety of Celebrex. Several of the cases further allege that all of the individual defendants breached fiduciary duties by virtue of the alleged conduct concerning Celebrex. Plaintiffs purport to represent a class of all persons who purchased Pharmacia securities during the Purported Class Period and were damaged as a result of the decline in the price of Pharmacia's securities allegedly attributable to the misrepresentations. Plaintiffs seek damages in an unspecified amount.

Pfizer and Pharmacia are defendants in a purported class action filed in the U.S. District Court for the Eastern District of New York in June 2001 alleging cardiovascular issues associated with Celebrex. Plaintiffs claim that the putative class members are entitled to a refund of amounts paid for Celebrex as well as medical expenses and medical monitoring. Plaintiffs also sought injunctive relief, but defendants' motion to dismiss the claim for injunctive relief was granted in 2002. In addition, Pfizer and Pharmacia are defendants in a number of individual product liability suits in various federal and state courts alleging injury as a result of the use of Celebrex.

Pfizer and Pharmacia also are defendants in two purported class actions filed in the U.S. District Court for the District of New Jersey in January and July 2002 alleging that the companies misrepresented and over-promoted Celebrex in violation of the New Jersey Consumer Fraud Act and that they misled the FDA to obtain approval of Celebrex. Plaintiffs seek damages, including punitive damages, and certain injunctive relief, but state no claims for personal injuries. A Canadian subsidiary of Pfizer is the defendant in a purported class action filed in the Superior Court, Province of Quebec, District of Montreal, in September 2002 by a self-styled consumer organization that asserts substantially similar allegations and seeks substantially similar relief. In addition, a group of state attorneys general has asked Pharmacia to provide documents concerning an investigation it is undertaking with respect to the marketing of Celebrex. Pharmacia is cooperating in that investigation.

Average Wholesale Price Litigation

A number of states and one county have sued Pharmacia and other pharmaceutical manufacturers alleging that they sold certain products at prices lower than the published average wholesale price ("AWP").  The AWP is used to determine reimbursement levels under Medicare Part B and under many private-sector insurance policies and medical plans. Two of the suits also allege that Pharmacia did not report to the states its best price for certain products under the Medicaid program. Pfizer is a defendant in the one action brought by the county but not in the other actions. Each of these suits alleges, among other things, deceptive trade practices and fraud and seeks monetary and other relief, including civil penalties and treble damages.

In addition, Pharmacia, Pfizer and other pharmaceutical manufacturers are defendants in a number of purported class action suits in various federal and state courts brought by individuals, employee welfare plans and self-styled public interest groups that state claims similar to those in the state and county actions. These suits allege, among other things, fraud, unfair competition and unfair trade practices and seek monetary and other relief, including civil penalties and treble damages.

All of these state, county and purported class action suits were transferred to the U.S. District Court for the District of Massachusetts for consolidated pretrial proceedings. Certain of the plaintiff states have filed motions to remand their actions to their respective state courts; to date, two of these actions have been remanded. After the court in the consolidated proceeding in Massachusetts granted in part and denied in part defendants' motions to dismiss the master consolidated complaint in May 2003, the plaintiffs filed an amended master consolidated complaint in June 2003. It is anticipated that the defendants will file motions to dismiss the amended master consolidated complaint.

NeoPharm Arbitration

In 1999, Pharmacia and NeoPharm entered into an agreement to develop NeoPharm's technology for lipisome encapsulation of certain cancer drugs. In April 2002, NeoPharm filed a demand for arbitration under the agreement, alleging that Pharmacia had breached the agreement by failing to use reasonable efforts to develop, market and sell the technology. NeoPharm is seeking specific performance and damages for lost profits. In May 2002, Pharmacia filed its response and asserted a counterclaim for rescission and the return of certain payments on the ground that NeoPharm misrepresented the technology. The arbitration proceeding began on May 28, 2003 and is continuing.

Environmental Matters

The Company will be required to submit a corrective measures study report to the United States Environmental Protection Agency with regard to Pharmacia's discontinued industrial chemical facility in North Haven, Connecticut.  While the Company has existing reserves designated for remediation, in light of changing circumstances, it is reasonably possible that a material increase in accrued liabilities will be required.  However, it is not possible to determine what, if any, additional exposure exists at this time.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of Pfizer Inc's tax returns through 1998 and Warner-Lambert Company through 1995. The IRS is currently conducting audits of Pfizer Inc's tax returns for the years 1999 through 2001 and Warner-Lambert Company for the years 1996 through 1998. With respect to Pharmacia, the IRS is currently conducting audits of Pharmacia Inc.'s tax returns for the years 1998 and 1999, while its tax returns for 1995 through 1997 are open and under appeal. Pharmacia also has responsibility for the currently on-going IRS audit of its former agricultural subsidiary Monsanto's tax returns for the years 1998 and 1999.

We believe that our accrual for tax liabilities is adequate for the relevant periods.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	1) Exhibit 12	-	Ratio/Deficiency of Earnings to Fixed Charges and Ratio/Deficiency of Earnings to Fixed Charges and Preferred Stock Dividends

	2) Exhibit 15	-	Accountants' Acknowledgment

	3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed reports on Form 8-K during the second quarter ended June 29, 2003 dated March 31, 2003, April 16, 2003, April 22, 2003, April 23, 2003, April 28, 2003 and June 17, 2003. In connection with our acquisition of Pharmacia Corporation, on June 30, 2003, we filed a report on Form 8-K/A for pro forma financial information.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: August 13, 2003	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO/DEFICIENCY OF EARNINGS TO FIXED CHARGES AND RATIO/DEFICIENCY OF EARNINGS TO FIXED
CHARGES AND PREFERRED STOCK DIVIDENDS

	Six Months Ended June 29,	Year Ended December 31,
(in millions, except ratios)	2003	2002	2001	2000	1999	1998

Determination of earnings/(loss):
Income/(loss) from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$(182)	$11,796	$9,984	$5,501	$6,945	$4,397
Less:
Minority interests	(2)	6	14	13	5	2
Adjusted income/(loss)	(180)	11,790	9,970	5,488	6,940	4,395
Fixed charges	179	365	359	478	463	334
Total earnings/(loss) as defined	$(1)	$12,155	$10,329	$5,966	$7,403	$4,729

Fixed charges:
Interest expense (a)	$120	$251	$266	$381	$364	$251
Preferred stock dividends	2	--	--	--	--	--
Rents (b)	57	114	93	97	99	83
Fixed charges	179	365	359	478	463	334

Capitalized interest	11	28	56	46	40	26

Total fixed charges	$190	$393	$415	$524	$503	$360

Ratio of earnings to fixed charges	--	30.9	24.9	11.4	14.7	13.1
Deficiency of earnings to fixed charges and preferred stock dividends	$(191)	--	--	--	--	--

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 13, 2003, included within the Quarterly Report on Form 10-Q of Pfizer Inc for the quarter ended June 29, 2003, in the following Registration Statements:

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

KPMG LLP

New York, New York
August 13, 2003

Exhibit 31.1

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Henry A. McKinnell, certify that:

1.	I have reviewed this report on Form 10-Q of Pfizer Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

/s/ Henry A. McKinnell
Henry A. McKinnell Chairman of the Board and Chief Executive Officer

Exhibit 31.2

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David L. Shedlarz, certify that:

1.	I have reviewed this report on Form 10-Q of Pfizer Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

/s/ David L. Shedlarz
David L. Shedlarz Executive Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended June 29, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
August 13, 2003

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

A signed original of this written statement required by Section 906 has been provided to Pfizer Inc. and will be retained by Pfizer Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, David L. Shedlarz, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended June 29, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ David L. Shedlarz
David L. Shedlarz
Executive Vice President and Chief Financial Officer
August 13, 2003

This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

A signed original of this written statement required by Section 906 has been provided to Pfizer Inc. and will be retained by Pfizer Inc. and furnished to the Securities and Exchange Commission or its staff upon request.