Form 10-Q
period 2003-09-28
PFIZER INC
filed 2003-11-12
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

YES    X            NO

At November 10, 2003, 7,631,522,869 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
September 28, 2003

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statement of Income for the three months and nine months ended September 28, 2003 and September 29, 2002	3

Condensed Consolidated Balance Sheet at September 28, 2003 and December 31, 2002	4

Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2003 and September 29, 2002	5

Notes to Condensed Consolidated Financial Statements	6

Independent Accountants' Review Report	23

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4.

Disclosure Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	49

Item 6.

Exhibits and Reports on Form 8-K	51

Signature	52

Certifications	55

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions of dollars, except per common share data)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Revenues	$12,504	$7,996	$31,022	$23,039

Costs and expenses:
Cost of sales	3,366	1,026	6,459	2,867
Selling, informational and administrative expenses	4,043	2,657	10,560	7,864
Research and development expenses	1,879	1,245	4,813	3,665
Merger-related in-process research and development charge	(87)	--	5,043	--
Merger-related costs	303	114	680	387
Other (income)/deductions-net	506	54	1,155	(77)

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	2,494	2,900	2,312	8,333

Provision for taxes on income	253	630	1,286	1,859

Minority interests	2	1	1	1

Income from continuing operations before cumulative effect of change in accounting principles	2,239	2,269	1,025	6,473

Discontinued operations:
Income/(loss) from operations of discontinued businesses/product lines-net of tax	(4)	81	28	207
Gains on sales of discontinued businesses/product lines-net of tax	--	--	2,285	--

Discontinued operations-net of tax	(4)	81	2,313	207

Income before cumulative effect of change in accounting principles	2,235	2,350	3,338	6,680

Cumulative effect of change in accounting principles-net of tax	--	--	(30)	(410)

Net income	$2,235	$2,350	$3,308	$6,270

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$.29	$.38	$.14	$1.06
Discontinued operations:
Income/(loss) from operations of discontinued businesses/product lines-net of tax	--	.01	--	.03
Gains on sales of discontinued businesses/product lines-net of tax	--	--	.33	--
Discontinued operations-net of tax	--	.01	.33	.03
Income before cumulative effect of change in accounting principles	.29	.39	.47	1.09
Cumulative effect of change in accounting principles-net of tax	--	--	--	(.07)
Net income	$.29	$.39	$.47	$1.02

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$.29	$.37	$.14	$1.04
Discontinued operations:
Income/(loss) from operations of discontinued businesses/product lines-net of tax	--	.01	--	.03
Gains on sales of discontinued businesses/product lines-net of tax	--	--	.32	--
Discontinued operations-net of tax	--	.01	.32	.03
Income before cumulative effect of change in accounting principles	.29	.38	.46	1.07
Cumulative effect of change in accounting principles-net of tax	--	--	--	(.07)
Net income	$.29	$.38	$.46	$1.00

Weighted average shares used to calculate earnings per common share:
Basic	7,710.7	6,126.3	7,088.5	6,172.3

Diluted	7,791.2	6,202.2	7,160.7	6,262.2

Cash dividends paid per common share	$.15	$.13	$.45	$.39

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBISIDARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in millions)	Sept. 28, 2003*	Dec. 31, 2002**
ASSETS
Current Assets
Cash and cash equivalents	$1,610	$1,878
Short-term investments	12,807	10,673
Accounts receivable, less allowance for doubtful accounts: $190 and $122	8,626	5,785
Short-term loans	340	399
Inventories
Finished goods	2,035	1,133
Work in process	3,318	1,142
Raw materials and supplies	1,348	403
Total inventories	6,701	2,678
Prepaid expenses and taxes	2,983	1,797
Assets of discontinued businesses held for sale	--	1,571
Total current assets	33,067	24,781
Long-term loans and investments	5,962	5,161
Property, plant and equipment, less accumulated depreciation: $6,377 and $5,431	17,961	10,712
Goodwill	22,972	1,200
Identifiable intangible assets, net	34,179	921
Other assets, deferred taxes and deferred charges	5,917	3,581
Total assets	$120,058	$46,356

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $115 and $256	$9,396	$8,669
Accounts payable	1,998	1,620
Income taxes payable	3,678	2,231
Accrued compensation and related items	1,539	1,084
Other current liabilities	5,049	4,374
Liabilities of discontinued businesses held for sale	--	577
Total current liabilities	21,660	18,555
Long-term debt	6,439	3,140
Pension benefit obligations	2,634	910
Postretirement benefit obligations other than pension plans	1,417	623
Deferred taxes on income	14,880	364
Other noncurrent liabilities	4,497	2,814
Total liabilities	51,527	26,406

Shareholders' Equity
Preferred stock	229	--
Common stock	434	341
Additional paid-in capital	65,918	9,368
Retained earnings	31,191	30,243
Accumulated other comprehensive expense	(1,434)	(1,875)
Employee benefit trust	(1,626)	(1,786)
Treasury stock, at cost	(26,181)	(16,341)

Total shareholders' equity	68,531	19,950
Total liabilities and shareholders' equity	$120,058	$46,356

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002

Operating Activities:
Net income	$3,308	$6,270
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Cumulative effect of change in accounting principles	30	410
Income from operations of discontinued businesses	(28)	(207)
Depreciation and amortization	2,327	736
Merger-related in-process research and development charge	5,043	--
Charge for fair value mark-up of acquired inventory	1,712	--
Charges to write-down equity investments	8	28
Gains on sales of discontinued businesses and product lines, net of tax	(2,285)	--
Gains on sales of products	(87)	(20)
Other	(311)	(17)
Changes in assets and liabilities (net of business acquired)	(2,388)	(939)

Net cash provided by continuing operating activities	7,329	6,261

Investing Activities:
Purchases of property, plant and equipment	(1,862)	(1,172)
Purchases of short-term investments	(10,455)	(12,133)
Proceeds from redemptions of short-term investments	10,029	9,124
Purchases of long-term investments	(1,240)	(2,533)
Proceeds from redemptions of long-term investments	351	2,907
Purchases of other assets	(425)	(101)
Proceeds from sales of other assets	226	180
Proceeds from the sales of businesses and product lines	5,600	6
Cash and cash equivalents acquired through acquisition of Pharmacia	1,789	--
Other investment activities	(74)	20

Net cash provided by/(used in) investing activities	3,939	(3,702)

Financing Activities:
Increase in short-term borrowings-net	814	4,657
Principal payments on short-term borrowings-net	(280)	(442)
Proceeds from issuances of long-term debt	600	600
Principal payments on long-term debt	(436)	(212)
Proceeds from common stock issuances	73	53
Purchases of common stock	(9,873)	(4,726)
Cash dividends paid	(3,276)	(2,382)
Stock option transactions and other	854	496

Net cash used in financing activities	(11,524)	(1,956)
Net cash provided by discontinued operations	14	139
Effect of exchange-rate changes on cash and cash equivalents	(26)	(4)
Net increase/(decrease) in cash and cash equivalents	(268)	738
Cash and cash equivalents at beginning of period	1,878	1,036

Cash and cash equivalents at end of period	$1,610	$1,774

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,108	$1,089
Interest	235	208
Non-cash transactions:
Issuance of common stock, preferred stock and stock options related to acquisition of Pharmacia, net of transaction costs	$55,872	$--

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 24, 2003 and August 25, 2002. We made certain reclassifications to the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.

On April 16, 2003, we completed our acquisition of Pharmacia Corporation (Pharmacia) in a stock for stock transaction accounted for under the purchase method of accounting - see note 2, "Pharmacia Acquisition". Commencing with the date of acquisition, April 16, 2003, the Pharmacia assets acquired and liabilities assumed, as well as the results of Pharmacia's operations are included in our condensed consolidated financial statements. About 4 1/2 months of results of operations of Pharmacia's international operations and about 5 1/2 months of results of operations of Pharmacia's U.S. operations are included in our condensed consolidated financial statements for the nine-month period ended September 28, 2003.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative as those for the full year.

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

The weighted-average fair value per stock option granted was $8.46 for the three months ended September 28, 2003, $8.78 for the three months ended September 29, 2002, $7.35 for the nine months ended September 28, 2003 and $12.58 for the nine months ended September 29, 2002. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. The Black-Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor the restrictions on trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted considerations of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Expected dividend yield	2.81%	2.71%	3.15%	1.90%
Risk-free interest rate	3.27%	3.86%	2.75%	4.35%
Expected stock price volatility	33.08%	32.93%	33.05%	32.41%
Expected term until exercise (years)	5.46	5.50	5.58	5.30

The following table summarizes our results for the three months and nine months ended September 28, 2003 and September 29, 2002 as if we had recorded compensation expense for the options grants:

	Three Months Ended		Nine Months Ended
(millions of dollars, except per common share data)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP*	$2,234	$2,350	$3,306	$6,270
Compensation expense	(143)	(160)	(394)	(380)
Pro forma	$2,091	$2,190	$2,912	$5,890

Basic earnings per common share:
As reported under GAAP*	$.29	$.39	$.47	$1.02
Compensation expense	(.02)	(.03)	(.06)	(.07)
Pro forma	$.27	$.36	$.41	$.95

Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP*	$2,234	$2,350	$3,306	$6,270
Compensation expense	(143)	(160)	(394)	(380)
Pro forma	$2,091	$2,190	$2,912	$5,890

Diluted earnings per common share:
As reported under GAAP*	$.29	$.38	$.46	$1.00
Compensation expense	(.02)	(.03)	(.05)	(.06)
Pro forma	$.27	$.35	$.41	$.94

*

Includes stock based compensation expense, net of related tax effects, of $28 million for the nine months ended September 28, 2003 ($1 million income for the three months ended September 28, 2003) and $10 million for the nine months ended September 29, 2002 ($6 million income for the three months ended September 29, 2002).

Net income available to common shareholders used in the calculation of basic earnings per common share represents net income reduced by preferred stock dividends-net of tax. Net income available to common shareholders used in the calculation of diluted earnings per common share represents net income reduced by the incremental contribution to the Employee Stock Ownership Plan (ESOP), acquired as part of the Pharmacia acquisition.

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

Under the terms of the merger agreement, each outstanding share of Pharmacia common stock was exchanged for 1.4 shares of Pfizer common stock in a tax-free transaction. Each share of Pharmacia Series C convertible perpetual preferred stock was exchanged for a newly created class of Pfizer Series A convertible perpetual preferred stock with rights substantially similar to the rights of the Pharmacia Series C convertible perpetual preferred stock.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Pharmacia are recorded at the date of acquisition, at their respective fair values. The consolidated financial statements and reported results of operations of Pfizer issued after completion of the acquisition will reflect these values, but will not be restated retroactively to reflect the historical financial position or results of operations of Pharmacia.

The following is an estimate of the purchase price for Pharmacia, as of April 16, 2003:

Common Stock
Number of shares of Pharmacia common stock outstanding as of April 16, 2003 (in thousands)	1,298,157
Exchange ratio	1.4
	1,817,420
Multiplied by Pfizer's average stock price for the period two days before through two days after the July 15, 2002 announcement of the merger agreement	$29.81	$54,177 million

Preferred Stock
Number of shares of Pharmacia Series B perpetual preferred stock to be exchanged for substantially similar Pharmacia Series C perpetual preferred stock, outstanding and convertible into common stock as of April 16, 2003	6,028.931
Conversion feature	1,839.19
Number of shares of Pharmacia common stock issuable upon conversion (in thousands)	11,088,350
Exchange ratio	1.4
	15,523,690
Multiplied by Pfizer's average stock price for the period two days before through two days after the July 15, 2002 announcement of the merger agreement	$29.81	463 million

Stock Options

Estimated fair value of 180,068 Pfizer stock options (in thousands) issued as of April 16, 2003 in exchange for 128,906 Pharmacia outstanding stock options (in thousands), calculated using the Black-Scholes option pricing model, modified for dividends, with model assumptions estimated as of April 16, 2003 and a Pfizer stock price of $29.81, which represented the average stock price for the period two days before through two days after the July 15, 2002 announcement of the merger agreement

		1,102 million

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

(in millions)

Estimated book value of net assets acquired	$8,684

Adjusted for write-off of existing goodwill and other intangible assets	1,448
Adjusted estimated book value of net assets acquired	7,236
Remaining allocation:
Increase inventory to fair value (a)	3,324
Increase long-term investments to fair value (b)	40
Increase property, plant and equipment to fair value (c)	775
Record in-process research and development charge (d)	5,043
Record identifiable intangible assets (e)	34,540
Increase long-term debt to fair value	(370)
Increase benefit plan liabilities to fair value (f)	(1,349)
Increase other noncurrent liabilities to fair value (g)	(307)
Restructuring costs incurred through September 28, 2003 (h)	(1,319)
Deferred taxes (i)	(13,388)
Goodwill (j)	21,737
Estimated purchase price	$55,962

(a) Components of the increase to fair value for acquired inventory is as follows:

(in millions)
Finished goods	$362
Work in process	2,693
Reversal of LIFO Reserve	269
Total	$3,324

We have conformed Pharmacia inventory valuation methods to Pfizer's methodology, and as such, will no longer use the LIFO method of inventory valuation for these inventories.

(b) Primarily related to one publicly-traded, equity-method investment adjusted to fair value. The basis for the valuation was the quoted market price from the Stockholm Exchange.

(c) Components of the increase to fair value for acquired property, plant and equipment is as follows:

(in millions)
Land	$(27)
Buildings	789
Machinery and equipment	13
Total	$775

(d) As required by Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (FIN 4), we recorded a charge of $5,043 million for the preliminary estimate of the portion of the purchase price allocated to acquired in-process research and development.

A project-by-project valuation using the guidance in SFAS No. 141, Business Combinations and the AICPA Practice Aid Assets Acquired in a Business Combination to be Used in Research and Development Activities: A Focus on Software, Electronic Devices and Pharmaceutical Industries (Practice Aid) is being performed by independent valuation specialists to determine the fair value of research and development projects of Pharmacia which were in-process, but not yet completed (collectively, In-Process Research and Development or IPR&D).

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

In addition, we considered:

  The project's stage of completion
  The costs incurred to date
  The projected costs to complete
  The contribution, if any, of developed technology
  The projected launch date of the potential product
  The estimated life of the potential product.

To the extent that the IPR&D project is expected to utilize developed technology, the value of the in-process research and development project has been reduced to reflect this contribution. Developed technology represents the technical processes, intellectual property, and institutional understanding that were acquired from Pharmacia with respect to products, compounds and/or processes that have been completed and that may aid in the development of future products or processes.

 (e) Adjustment to record acquired identifiable intangible assets at fair value. A preliminary list of the acquired identifiable intangible assets is as follows:

a.	Developed technology
b.	Trademark/Brand names
c.	Customer lists/relationships
d.	Distribution agreements
e.	Supply agreements

The acquired identifiable intangible assets are attributable to the following categories:

	(in millions)	Useful Lives (years)

Developed technology rights	$24,871	3 - 20
Brands (finite-lived assets)	100	40
Brands (indefinite-lived assets)	8,917
Other (finite-lived assets)	143	2 - 20
Other (indefinite-lived assets)	509
Total	$34,540

Acquired identifiable intangible assets have been substantially allocated to the pharmaceutical segment ($32.3 billion).

Developed technology rights represent the value associated with developed technology to which Pfizer has all associated rights.  These rights can include the right to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which compounds react in body, an understanding of the mechanisms of action which allows the compound to work and the knowledge related to the associated clinical and marketing studies performed for these compounds) that were acquired from Pharmacia with respect to products, compounds and/or processes that have been completed.  The valuation of these developed technology rights is derived from multiple cash flow streams, some of which are more certain than others.  For example, the valuation of Pharmacia's second-generation COX-2 inhibitor, valdecoxib, includes the cash flows associated with the sale of Bextra, the product line approved by regulators for the treatment of osteo and rheumatoid arthritis, as well as the value associated with using the developed technology (valdecoxib) in future IPR&D projects.  In this situation, the cash flows of the approved indications are more likely to be achieved than the potential cash flows associated with the R&D projects for the currently unapproved indications.  The unequal probability of realizing these cash flow streams reflects the uncertainty associated with the future benefits of individual R&D projects, even those that leverage the benefits of developed technology.  Of the value allocated to developed technology rights, approximately 95% is derived from regulatory-approved uses and indications.

Brands with indefinite-life treatment represent the value associated with tradenames, as the products themselves no longer receive patent protection.

The fair value of all of these intangible assets is determined using an income approach on a project-by-project basis.  This method starts with a forecast of all of the expected future net cash flows associated with the developed technology (both approved and unapproved uses), the brands and the other intangible assets.  These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The forecast of future cash flows requires the following assumptions to be made:

  Revenue that is reasonably likely to result from the approved and unapproved uses, if they are successful, including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles,
  Cost of sales related to the potential products using historical data, industry data or other sources of market data,
  Sales and marketing expense using historical data, industry data or other sources of market data,
  General and administrative expenses,
  Research and development (R&D) expenses, and
  The estimated life of the potential product.

The valuations are based on the information that is currently available and the expectations and assumptions that have been deemed reasonable by our management.  No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected.  For these reasons, among others, the actual results may vary from the projected results.

At least annually, we will evaluate all of these intangible assets for impairment. For developed technology rights, an element of the impairment review process will include an evaluation of the status of the various R&D programs that were a part of the fair valuation process. Given the general uncertainty of success that is associated with R&D projects in the pharmaceutical industry, the realization of these cash flow streams (those associated with unapproved indication) are not assured.

 (f) Adjust benefit plan liabilities to fair value.  Adjustment is included in Postretirement benefit obligation other than pension plans - $292 million and Pension benefit obligations - $1,057 million for pension obligations.

(g) Includes accruals for legal and environmental matters that we intend to resolve in a manner different from the manner Pharmacia had planned. Also, includes accruals for unfavorable leases and award programs which became fully vested in connection with the acquisition as well as the reversal of Pharmacia deferred income that no longer represents a performance obligation to third parties.

(h) Included in Other current liabilities are restructuring costs that impacted goodwill.  These exit costs are associated with Pharmacia employees, assets or activities and were recorded as a liability in conjunction with recording the initial purchase of Pharmacia.

(i) Reflects the estimated tax effects of the acquisition, including a provision for taxes on unremitted earnings of international Pharmacia subsidiaries that are not expected to be permanently reinvested overseas.

(j) In accordance with the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, the goodwill and the acquired indefinite-lived intangibles associated with the merger will not be amortized. Goodwill resulting from this acquisition has been preliminarily allocated to the pharmaceutical segment ($20.0 billion) and the consumer healthcare segment ($1.7 billion).

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

	Three Months Ended		Nine Months Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
(in millions, except per common share amounts)	(unaudited)		(unaudited)

Revenues	$12,504	$11,209	$34,728	$32,331
Income from continuing operations before cumulative effect of change in accounting principles	3,067	2,370	7,044	6,833
Net income	3,063	1,430	9,248	4,806
Per share amounts:
Income from continuing operations before cumulative effect of change in accounting principles per common share-basic	.40	.30	.90	.86
Net income per common share-basic	.40	.18	1.18	.60
Income from continuing operations before cumulative effect of change in accounting principles per common share-diluted	.39	.30	.89	.84
Net income per common share-diluted	.39	.18	1.17	.59

The unaudited pro forma financial information above reflects the following:

  The elimination of balances and transactions between Pfizer and Pharmacia, which upon completion of the merger would be considered intercompany balances and transactions.  The majority of these transactions occurred under the Celebrex and Bextra marketing agreements. The entries include:
    the elimination of certain sales, alliance revenue and certain co-promotion expenses; and
    the elimination of the impact of milestone payments made by Pfizer to Pharmacia.
  The elimination of historical amortization expense recorded by legacy Pharmacia related to definite-lived intangible assets.
  A decrease in interest expense of $9 million and $27 million in the third quarter and first nine months of 2003 and $9 million and $29 million in the third quarter and first nine months of 2002 related to the estimated fair value adjustment of long-term debt from the purchase price allocation.
  Additional amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation, which are being amortized over their estimated useful lives over a range of 2 to 40 years, of approximately $655 million and $2,069 million in the third quarter and first nine months of 2003 and $703 million and $2,108 million in the third quarter and first nine months of 2002.
  Additional depreciation expense related to the estimated fair value step-up of the property, plant and equipment from the purchase price allocation, which is being depreciated over its estimated useful life of approximately $49 million and $97 million in the third quarter and first nine months of 2003 and $17 million and $51 million in the third quarter and first nine months of 2002.

The unaudited pro forma financial information above excludes the following material, non-recurring charges in the three and nine month periods ended September 28, 2003:

  purchase accounting adjustments related to purchased IPR&D a credit of $87 million and charges of $5,043 million and charges of $1,304 million and $1,712 million reported in Cost of Sales for the workdown of purchased inventory that was written up to fair value.

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

Note 4:  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 28, 2003, by segment, follow:

(in millions)	Pharmaceutical	Consumer Healthcare	Other	Total

Balance, December 31, 2002	$362	$829	$9	$1,200
Goodwill - Pharmacia acquisition (preliminary estimate)	20,063	1,674	--	21,737
Other changes during the period*	30	5	--	35
Balance, September 28, 2003	$20,455	$2,508	$9	$22,972

*Primarily reflects the impact of foreign exchange.

	Gross Carrying Amount		Accumulated Amortization
(in millions)	Sept 28, 2003	Dec. 31, 2002	Sept. 28, 2003	Dec. 31, 2002

Amortized intangible assets:
Developed technology rights	$24,871	$--	$(1,241)	$--
Trademarks	139	133	(75)	(72)
License agreements	50	42	(11)	(25)
Patents	35	33	(29)	(24)
Product rights*	549	526	(108)	(72)
Noncompete agreements	49	48	(43)	(39)
Customer contracts	143	--	(15)	--
Other	187	78	(41)	(31)
Total amortized intangible assets	26,023	860	(1,563)	(263)
Unamortized identifiable intangible assets:
Brands acquired as part of the Pharmacia acquisition	8,917	--	--	--
License agreements	480	--	--	--
Trademarks	235	240	--	--
Pension asset	34	60	--	--
Other	53	24	--	--
Total unamortized intangible assets	9,719	324	--	--
Total identifiable intangible assets	$35,742	$1,184	$(1,563)	$(263)

*

Includes a post-approval milestone payment that we made during the first quarter of 2003 under our alliance agreement for Celebrex. Such payment was made prior to the completion of our acquisition of Pharmacia.

Total amortization expense for finite-lived intangible assets was $686 million for the three months ended September 28, 2003 and $1,308 million for the nine months ended September 28, 2003. Amortization expense for finite-lived intangible assets is recorded in various expenses in the condensed consolidated statement of income, including Cost of sales, Research and development expenses and Other (income)/deductions-net.

The annual amortization expense expected for the years 2003 through 2008 is as follows:

(in millions)
2003	$2,067
2004	$2,884
2005	$2,880
2006	$2,747
2007	$2,629
2008	$2,225

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

B.  Derivative Financial Instruments and Hedging Activities

During the first nine months of 2003, we entered into the following incremental or new derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign currency denominated transactions (in millions):

Financial Instrument	Hedge Type	Hedged or Offset Item	Notional Amount	Maturity Date
Forward contracts	--	Short-term foreign currency assets and liabilities	$3,033	Through 2003
Forward contracts	Cash flow	Euro available-for-sale investments	1,950	Through 2003
Forward contracts	Cash flow	Australian dollar intercompany loan	281	Through 2003
Forward contracts	Cash flow	Swedish kroner intercompany deposit	209	Through 2003

Interest Rate Risk

The derivative financial instruments employed to manage interest rate risk follow (in millions):

Financial Instrument	Hedge Type	Hedged or Offset Item	Notional Amount	Maturity Date
Principal amortizing swaps	Fair value	U.S. dollar fixed rate debt (1)	$660	2028
Swaps	Fair value	U.S. dollar fixed rate investment (1)	500	2008
Principal amortizing swaps	Fair value	U.S. dollar fixed rate debt (1)	461	2018
Swaps	Fair value	U.S. dollar fixed rate debt (1)	375	2005
Swaps	Fair value	U.S. dollar fixed rate debt (1)	300	2009
Swaps	Fair value	U.S. dollar fixed rate debt (1)	300	2018
Swaps	Fair value	U.S. dollar fixed rate debt (1)	200	2008
Principal amortizing swaps	Fair value	U.S. dollar fixed rate debt (1)	200	2027

(1)	Serves to reduce exposure to long-term U.S. dollar interest rates by effectively converting fixed rates associated with long-term assets or debt obligations to floating rates.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first nine months of 2003.

Note 6:  Merger-Related Costs

We incurred the following merger-related costs in connection with our merger with Warner-Lambert Company (Warner-Lambert) which was completed on June 19, 2000 and our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Integration costs - Warner-Lambert	$2	$99	$23	$276
Integration costs - Pharmacia	251	1	552	1
Restructuring charges - Warner-Lambert	(4)	14	(1)	110
Restructuring charges - Pharmacia	54	--	106	--
Total merger-related costs	$303	$114	$680	$387

Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert and acquisition of Pharmacia, including expenditures for consulting and systems integration.

Restructuring Charges - Warner-Lambert

The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:

	Provisions
(in millions)	Year 2000	Year 2001	Year 2002	Nine Months Ended Sept. 28, 2003	Total	Utilization Through Sept. 28, 2003	Reserve* Sept. 28, 2003

Employee termination costs	$850	$249	$170	$(1)	$1,268	$(1,260)	$8
Property, plant and equipment	46	84	4	--	134	(134)	--
Other	21	30	13	--	64	(64)	--
	$917	$363	$187	$(1)	$1,466	$(1,458)	$8

*Included in Other current liabilities.

Through September 28, 2003, the charges for employee termination costs represent the approved reduction of our work force of our continuing businesses by 8,067 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 28, 2003, 7,697 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $230 million at September 28, 2003 and $218 million at December 31, 2002. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

Restructuring Charges - Pharmacia

During the second and third quarters of 2003, in connection with the acquisition of Pharmacia, Pfizer management approved and initiated plans to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs.

We recorded $106 million of restructuring costs associated primarily with exiting certain activities of legacy Pfizer, including severance, costs of vacating duplicative facilities and contract termination costs. These costs have been recorded as a charge to the results of operations through the nine months ended September 28, 2003 and are included in Merger-related costs. The components of the restructuring charges associated with the acquisition of Pharmacia which were expensed in 2003 follow:

	Provisions
(in millions)	Nine Months Ended Sept. 28, 2003	Total	Utilization Through Sept. 28, 2003	Reserve* Sept. 28, 2003

Employee termination costs	$76	$76	$(44)	$32
Asset impairments	15	15	(15)	--
Other	15	15	(4)	11
	$106	$106	$(63)	$43

*Included in Other current liabilities.

Through September 28, 2003, the charges for employee termination costs represent the approved reduction of the legacy Pfizer work force by 865 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 28, 2003, 706 employees were terminated. Asset impairments primarily include charges to write-down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer.

Pharmacia Acquisition-Related Restructuring Costs Capitalized in 2003 as a Cost of the Acquisition

We recorded $1,319 million of similar restructuring costs associated primarily with exiting certain activities of legacy Pharmacia.  These costs are accounted for under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and were recognized as a liability assumed in the purchase business combination. Accordingly, these costs were included in the allocation of the cost to acquire Pharmacia and have been recorded as an increase to goodwill. In accordance with EITF 95-3, these restructuring costs also include costs associated with relocation. The restructuring liabilities are included in Other current liabilities. The components of the restructuring costs capitalized in 2003 as a cost of the acquisition of Pharmacia follow:

	Costs Incurred
(in millions)	Nine Months Ended Sept. 28, 2003	Total	Utilization Through Sept. 28, 2003	Reserve Sept. 28, 2003

Employee termination costs	$1,065	$1,065	$(742)	$323
Asset impairments	27	27	(27)	--
Relocation costs	96	96	(24)	72
Other	131	131	(11)	120
	$1,319	$1,319	$(804)	$515

Through September 28, 2003, the employee termination costs represent the approved reduction of the legacy Pharmacia work force by 9,425 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 28, 2003, 8,271 employees were terminated.  Employee termination costs include accrued severance benefits and costs associated with change in control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write-down property, plant and equipment. Other includes costs to exit certain activities of legacy Pharmacia.

Changes to the estimates of completing the currently approved restructuring plans or costs related to new restructuring initiatives will be recorded in results of operations for legacy Pfizer and will be recorded in goodwill for legacy Pharmacia for one year following the acquisition date of April 16, 2003.

Note 7:  Comprehensive Income

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Net income	$2,235	$2,350	$3,308	$6,270
Other comprehensive income/(expense):
Holding gain/(loss) on investment securities arising during period-net of tax	(12)	28	(157)	(43)
Reclassification adjustment-net of tax	--	--	5	--
Net gain/(loss) on investment securities	(12)	28	(152)	(43)
Currency translation adjustment and hedges	(806)	250	593	114
Total other comprehensive income/(expense)	(818)	278	441	71
Total comprehensive income	$1,417	$2,628	$3,749	$6,341

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first nine months of 2003 was:

(in millions)	2003

Opening balance	$(1,438)
Translation adjustments and hedges	593
Ending balance	$(845)

Note 8:   Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

EPS Numerator - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$2,239	$2,269	$1,025	$6,473

Less: Preferred stock dividends - net of tax	1	--	2	--

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principles	2,238	2,269	1,023	6,473

Discontinued operations:
Income/(loss) from operations of discontinued businesses/product lines-net of tax	(4)	81	28	207
Gains on sales of discontinued businesses/product lines-net of tax	--	--	2,285	--

Discontinued operations-net of tax	(4)	81	2,313	207

Income available to common shareholders before cumulative effect of change in accounting principles	2,234	2,350	3,336	6,680

Cumulative effect of change in accounting principles-net of tax	--	--	(30)	(410)

Net income available to common shareholders	$2,234	$2,350	$3,306	$6,270

EPS Denominator - Basic:
Weighted average number of common shares outstanding	7,710.7	6,126.3	7,088.5	6,172.3

EPS Numerator - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$2,239	$2,269	$1,025	$6,473

Less: ESOP contribution - net of tax	1	--	2	--

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principles	2,238	2,269	1,023	6,473

Discontinued operations:
Income/(loss) from operations of discontinued businesses/product lines-net of tax	(4)	81	28	207
Gains on sales of discontinued businesses/product lines-net of tax	--	--	2,285	--

Discontinued operations-net of tax	(4)	81	2,313	207

Income available to common shareholders before cumulative effect of change in accounting principles	2,234	2,350	3,336	6,680

Cumulative effect of change in accounting principles-net of tax	--	--	(30)	(410)

Net income available to common shareholders	$2,234	$2,350	$3,306	$6,270

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	7,710.7	6,126.3	7,088.5	6,172.3
Common share equivalents--stock options, stock issuable under employee compensation plans and convertible preferred stock	80.5	75.9	72.2	89.9
Weighted average number of common shares outstanding and common share equivalents	7,791.2	6,202.2	7,160.7	6,262.2

Stock options and stock issuable under employee compensation plans representing equivalents of 317 million and 336 million shares of common stock during the three months and nine months ended September 28, 2003 and 297 million and 204 million shares of common stock during the three months and nine months ended September 29, 2002 had exercise prices greater than the average market price of our common stock. These common stock equivalents were outstanding during the three months and nine months ended September 28, 2003 and September 29, 2002 but were excluded from the computation of diluted EPS for those periods because their inclusion would have had an antidulutive effect.

Also, in the diluted computation, income from continuing operations and net income are reduced by the incremental contribution to the ESOP, acquired as part of the Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOP would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

Under GAAP, quarterly EPS computations must stand on their own and therefore, the sum of EPS for each of the first three quarters of 2003 does not equal the EPS for the first nine months of 2003. EPS for the third quarter of 2003 is computed using the weighted average number of common shares outstanding during the quarter while EPS for the first nine months of 2003 is computed using the weighted average number of common shares outstanding during the first nine months of 2003. The weighted average number of common shares outstanding is higher for the third quarter of 2003 than for the first nine months of 2003 as a result of issuing approximately 1.8 billion common shares to complete the Pharmacia acquisition on April 16, 2003. The significant increase in the number of common shares outstanding from the first quarter of 2003 has resulted in our having different bases of shares outstanding and therefore, the EPS results are not additive.

Note 9:  Stock Option and Performance Unit Awards

In connection with the Pharmacia acquisition on April 16, 2003, we issued approximately 180 million Pfizer stock options in exchange for Pharmacia outstanding stock options. The following table summarizes the activity for our stock and incentive plans related to employees during the first nine months of 2003:

	Under Option
(thousands of shares)	Shares	Weighted Average Exercise Price Per Share

Balance January 1, 2003	431,981	$31.45
Pharmacia Option Exchange	180,068	28.84
Granted	101,890	29.78
Exercised	(45,306)	18.59
Cancelled	(31,004)	36.64
Balance September 28, 2003	637,629	31.11

The tax benefits related to certain stock option transactions were $192 million during the nine months ended September 28, 2003.

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

Revenues and profits/(losses) by segment for the three months ended September 28, 2003 and September 29, 2002 were as follows:

(in millions)		Pharma- ceutical	Consumer Healthcare	Animal Health	Other	(a)	Consolidated

Revenues	2003	$11,002	$799	$438	$265		$12,504
	2002	6,996	610	280	110		7,996

Segment profit/(loss)	2003	$2,874	$189	$152	$(721)	(b)	$2,494	(c)
	2002	3,074	152	26	(352)	(b)	2,900	(c)

Revenues and profits/(losses) by segment for the nine months ended September 28, 2003 and September 29, 2002 were as follows:

(in millions)		Pharma- ceutical	Consumer Healthcare	Animal Health	Other	(a)	Consolidated

Revenues	2003	$27,190	$2,135	$1,090	$607		$31,022
	2002	20,031	1,897	794	317		23,039

Segment profit/(loss)	2003	$3,627	$364	$19	$(1,698)	(b)	$2,312	(c)
	2002	8,832	451	65	(1,015)	(b)	8,333	(c)

(a)	Includes Capsugel, Pfizer CentreSource, Diagnostics and Corporate/Other.

(b)

Includes interest income/(expense), corporate expenses, other income/(expense) of our banking and insurance subsidiaries, certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

(c)

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

On July 1, 2003, we announced that we are exploring strategic options for the Diagnostics business, including its possible sale. The Diagnostics business became a part of Pfizer in April 2003 with our acquisition of Pharmacia.

Revenues for each group of similar products are as follows:

	Three Months Ended			Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002	% Change	Sept. 28, 2003	Sept. 29, 2002	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,298	$3,429	25	$11,450	$9,761	17
Central nervous system disorders	1,993	1,411	41	5,181	4,056	28
Arthritis and pain	1,078	88	*	1,815	260	598
Infectious and respiratory diseases	1,095	807	36	3,084	2,450	26
Urology	701	437	60	1,700	1,244	37
Oncology	262	--	--	461	--	--
Ophthalmology	310	--	--	441	--	--
Endocrine disorders	216	--	--	323	--	--
All other	940	390	141	2,109	1,139	85
Alliance revenue	109	434	(75)	626	1,121	(44)
Total Pharmaceutical	11,002	6,996	57	27,190	20,031	36
CONSUMER HEALTHCARE	799	610	31	2,135	1,897	13
ANIMAL HEALTH	438	280	56	1,090	794	37
OTHER	265	110	144	607	317	91
Total revenues	$12,504	$7,996	56	$31,022	$23,039	35

* Change greater than one thousand percent.

Note 11:  Discontinued Operations

We sold the following businesses and products that did not fit within our strategic plans:

  In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $160 million in cash with a right to receive up to $63.8 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product of $139 million ($83 million net of tax) in the consolidated statement of income for the first nine months of 2003.
  In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, to Cadbury Schweppes plc for $4.2 billion in cash. We recognized a gain on the sale of this business of $3.091 billion ($1.824 billion net of tax) in the consolidated statement of income for the first nine months of 2003.
  In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, to Energizer Holdings, Inc., for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of income for the first nine months of 2003.
  In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $197 million in cash with a right to receive up to $47.3 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of income for the first nine months of 2003.

These businesses and product lines are reflected as discontinued operations in all periods presented.

The following amounts related to the confectionery, shaving and fish-care product businesses, as well as the femhrt, Loestrin and Estrostep product lines, have been segregated from continuing operations and reflected as discontinued operations:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Revenues	$(2)	$730	$763	$2,138

Pre-tax income/(loss)	$(7)	$130	$46	$330
Provision (benefit) for taxes on income/(loss)	(3)	49	18	123
Income from operations of discontinued businesses/product lines-net of tax	(4)	81	28	207
Pre-tax gains on sales of discontinued businesses	--	--	3,885	--
Provision for taxes on gains	--	--	1,600	--
Gains on sales of discontinued businesses/product lines-net of tax	--	--	2,285	--
Discontinued operations-net of tax	$(4)	$81	$2,313	$207

Note 12:  Subsequent Events

On October 23, 2003, our board of directors declared a $.15 per share fourth-quarter 2003 cash dividend on our common stock, payable on December 4, 2003 to shareholders of record on November 14, 2003.

On October 23, 2003, our board of directors approved an amendment to our Shareholders' Rights Plan under which an existing "poison pill" provision will expire at the end of 2003.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 28, 2003 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002 and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
November 12, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Condensed Consolidated Statement of Income follow:

	Third Quarter			First Nine Months
(in millions, except per common share data)	2003	2002	% Change	2003	2002	% Change

Revenues	$12,504	$7,996	56	$31,022	$23,039	35

Cost of sales	3,366	1,026	228	6,459	2,867	125
% of revenues	26.9%	12.8%		20.8%	12.4%

Selling, informational and administrative expenses	4,043	2,657	52	10,560	7,864	34
% of revenues	32.3%	33.2%		34.0%	34.1%

Research and development expenses	1,879	1,245	51	4,813	3,665	31
% of revenues	15.0%	15.6%		15.5%	15.9%

Merger-related in-process research and development charge	(87)	--	*	5,043	--	*
% of revenues	(0.7)%	--		16.3%	--

Merger-related costs	303	114	165	680	387	76
% of revenues	2.4%	1.4%		2.2%	1.7%

Other (income)/deductions-net	506	54	863	1,155	(77)	*

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$2,494	$2,900	(14)	$2,312	$8,333	(72)
% of revenues	19.9%	36.3%		7.5%	36.2%

Provision for taxes on income	$253	$630	(60)	$1,286	$1,859	(31)

Effective tax rate**	10.5%	21.8%		17.5%	22.3%

Income from continuing operations before cumulative effect of change in accounting principles	$2,239	$2,269	(1)	$1,025	$6,473	(84)
% of revenues	17.9%	28.4%		3.3%	28.1%

Discontinued operations-net of tax	(4)	81	*	2,313	207	M+

Income before cumulative effect of change in accounting principles	2,235	2,350	(5)	3,338	6,680	(50)
% of revenues	17.9%	29.4%		10.8%	29.0%

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)	(410)	*

Net income	$2,235	$2,350	(5)	$3,308	$6,270	(47)
% of revenues	17.9%	29.4%		10.7%	27.2%

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$.29	$.38	(24)	$.14	$1.06	(87)
Discontinued operations-net of tax	--	.01	*	.33	.03	*
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	(.07)	*
Net income	$.29	$.39	(26)	$.47	$1.02	(54)

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$.29	$.37	(22)	$.14	$1.04	(87)
Discontinued operations-net of tax	--	.01	*	.32	.03	*
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	(.07)	*
Net income	$.29	$.38	(24)	$.46	$1.00	(54)

Cash dividends paid per common share	$.15	$.13	15	$.45	$.39	15

Percentages in this table and throughout the MD&A may reflect rounding adjustments.
* Calculation not meaningful.
** Effective tax rate calculated excluding Merger-related in-process research and development charge, which is not tax deductible.
M+ Change greater than one thousand percent.

OVERVIEW

On April 16, 2003, we acquired all of the outstanding stock of Pharmacia Corporation (Pharmacia) and combined operations as of that date.  The acquisition was accounted for as a purchase business combination under accounting principles generally accepted in the United States of America (GAAP). Under the purchase method of accounting, the assets acquired and liabilities assumed from Pharmacia are recorded as of the date of acquisition, at their respective fair values. Reported financial position and results of operations of Pfizer issued after April 16, 2003 (the acquisition date) reflect these values and will not be restated retroactively to reflect the historical financial position or results of operations of Pharmacia.  As a result, the fluctuations in our operating results in the three and nine month periods ending September 28, 2003, as compared to the same periods ending September 29, 2002, are generally due to the acquisition of Pharmacia. The results of operations discussed below include Pharmacia's results of operations from the acquisition date. It is important to an understanding of our operating results and financial position to consider that we allocate the purchase price of Pharmacia to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development (IPR&D) based on their estimated fair values as of the acquisition date. We engaged an independent third-party appraisal firm to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

REVENUES

Revenues increased 56% in the third quarter and 35% in the first nine months of 2003, as compared with the prior year periods.

The revenue increases were primarily due to the inclusion of Pharmacia results, strong performances by our in-line products and newly launched products across major businesses and regions, and the weakening of the U.S. dollar relative to other currencies. Effective July 10, 2003, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no effect on end of third quarter 2003 wholesaler inventory levels and are not expected to have a material impact on end of fourth quarter 2003 wholesaler inventory levels. At the end of the second quarter of 2003, Pfizer maintained .5 months supply of pharmaceutical inventory at wholesalers, reflecting our standard historical and ongoing policy of keeping stocking levels under one month on average and keeping monthly levels consistent from year to year based on patterns of utilization. Pharmacia stocking levels began the second quarter of 2003 at a little over 2 months and have been reduced by the end of the third quarter to Pfizer's levels. We essentially completed the harmonization of Pharmacia's trade-inventory practices during the third quarter of 2003. The harmonization of such legacy Pharmacia's trade inventory practices with those of legacy Pfizer negatively impacted revenues by approximately $200 million for the third quarter and approximately $500 million for the first nine months of 2003.

Changes in foreign exchange rates increased revenues in the third quarter of 2003 by $336 million or 4.2% compared to the same period in 2002 and increased revenues in the first nine months of 2003 by $959 million or 4.2% compared to last year. The foreign exchange impact on the third quarter and first nine months of 2003 revenue growth, relative to the same periods last year, is associated with legacy Pfizer revenues only and primarily reflects the weakening of the U.S. dollar against major currencies. The revenues of legacy Pharmacia products, recorded as of the acquisition date April 16, 2003, do not affect the impact from foreign exchange, given their treatment as incremental volume.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, could have a material adverse effect on our projected revenues and net income.

Revenues by Country

Revenues by country for the third quarter and first nine months and the changes over the prior year were as follows:

	Third Quarter
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

United States	$7,226	57.8	$5,072	63.4	42
Japan	767	6.1	485	6.1	58
All other	4,511	36.1	2,439	30.5	85
Consolidated	$12,504	100.0	$7,996	100.0	56

	First Nine Months
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

United States	$18,506	59.7	$14,609	63.4	27
Japan	1,821	5.9	1,391	6.0	31
All other	10,695	34.4	7,039	30.6	52
Consolidated	$31,022	100.0	$23,039	100.0	35

Revenues by Segment

Revenues by segment for the third quarter and the changes over the prior year were as follows:

	Third Quarter
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

Pharmaceutical
U.S.	$6,503	52.0	$4,498	56.3	45
International	4,499	36.0	2,498	31.2	80
Worldwide	11,002	88.0	6,996	87.5	57

Consumer Healthcare
U.S.	419	3.4	397	4.9	5
International	380	3.0	213	2.7	79
Worldwide	799	6.4	610	7.6	31

Animal Health
U.S.	211	1.7	132	1.6	60
International	227	1.8	148	1.9	53
Worldwide	438	3.5	280	3.5	56

Other
U.S.	93	0.7	45	0.6	109
International	172	1.4	65	0.8	169
Worldwide	265	2.1	110	1.4	144

Total	$12,504	100.0	$7,996	100.0	56

Revenues by segment for the first nine months and the changes over the prior year were as follows:

	First Nine Months
(in millions)	2003	% of Revenues	2002	% of Revenues	% Change

Pharmaceutical
U.S.	$16,548	53.3	$12,850	55.8	29
International	10,642	34.3	7,181	31.2	48
Worldwide	27,190	87.6	20,031	87.0	36

Consumer Healthcare
U.S.	1,207	3.9	1,253	5.4	(4)
International	928	3.0	644	2.8	44
Worldwide	2,135	6.9	1,897	8.2	13

Animal Health
U.S.	527	1.7	373	1.6	41
International	563	1.8	421	1.8	34
Worldwide	1,090	3.5	794	3.4	37

Other
U.S.	224	0.8	133	0.6	69
International	383	1.2	184	0.8	108
Worldwide	607	2.0	317	1.4	91

Total	$31,022	100.0	$23,039	100.0	35

Pharmaceutical

Worldwide revenues of the pharmaceutical segment follow:

	Third Quarter			First Nine Months
(in millions)	2003	2002	% Change	2003	2002	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,298	$3,429	25	$11,450	$9,761	17
Central nervous system disorders	1,993	1,411	41	5,181	4,056	28
Arthritis and pain	1,078	88	M+	1,815	260	598
Infectious and respiratory diseases	1,095	807	36	3,084	2,450	26
Urology	701	437	60	1,700	1,244	37
Oncology	262	--	--	461	--	--
Ophthalmology	310	--	--	441	--	--
Endocrine disorders	216	--	--	323	--	--
All other	940	390	141	2,109	1,139	85
Alliance revenue	109	434	(75)	626	1,121	(44)
Total Pharmaceutical	$11,002	$6,996	57	$27,190	$20,031	36

M+  Change greater than one thousand percent.

Revenue information for several of our major pharmaceutical products follow:

		Third Quarter
Product	Category	millions	% Change from 2002

Lipitor	Cardiovascular and metabolic diseases	2,468	22
Norvasc	Cardiovascular and metabolic diseases	1,104	15
Accupril/Accuretic	Cardiovascular and metabolic diseases	179	11
Cardura	Cardiovascular and metabolic diseases	152	15
Glucotrol XL	Cardiovascular and metabolic diseases	92	25
Zoloft	Central nervous system disorders	831	27
Neurontin	Central nervous system disorders	698	23
Geodon	Central nervous system disorders	96	68
Xanax/Xanax XR	Central nervous system disorders	77	--
Aricept*	Central nervous system disorders	67	27
Relpax	Central nervous system disorders	15	88
Celebrex	Arthritis and pain	701	M+
Bextra	Arthritis and pain	236	--
Zithromax	Infectious and respiratory diseases	355	31
Diflucan	Infectious and respiratory diseases	309	10
Viracept	Infectious and respiratory diseases	70	(18)
Zyvox	Infectious and respiratory diseases	61	--
Vfend	Infectious and respiratory diseases	57	362
Viagra	Urology	476	9
Detrol/Detrol LA	Urology	211	--
Camptosar	Oncology	105	--
Ellence	Oncology	81	--
Xalatan/Xalcom	Ophthalmology	254	--
Genotropin	Endocrine disorders	187	--
Zyrtec	All other	347	25
Medrol	All other	92	--
Aricept, Spiriva and Rebif	Alliance revenue	109	(75)	**

*	Represents direct sales under license agreement with Eisai Co., Ltd.
**	Alliance revenue in 2002 included Celebrex and Bextra under co-promotion agreements with Pharmacia.
M+	Change greater than one thousand percent.

		First Nine Months
Product	Category	millions	% Change from 2002

Lipitor	Cardiovascular and metabolic diseases	6,583	16
Norvasc	Cardiovascular and metabolic diseases	3,090	11
Accupril/Accuretic	Cardiovascular and metabolic diseases	498	4
Cardura	Cardiovascular and metabolic diseases	427	8
Glucotrol XL	Cardiovascular and metabolic diseases	249	18
Zoloft	Central nervous system disorders	2,220	13
Neurontin	Central nervous system disorders	1,914	20
Geodon	Central nervous system disorders	247	73
Aricept*	Central nervous system disorders	180	22
Xanax/Xanax XR	Central nervous system disorders	141	--
Relpax	Central nervous system disorders	56	451
Celebrex**	Arthritis and pain	1,073	M+
Bextra	Arthritis and pain	421	--
Zithromax	Infectious and respiratory diseases	1,218	31
Diflucan	Infectious and respiratory diseases	856	8
Viracept	Infectious and respiratory diseases	196	(22)
Vfend	Infectious and respiratory diseases	138	M+
Zyvox	Infectious and respiratory diseases	103	--
Viagra	Urology	1,370	10
Detrol/Detrol LA	Urology	310	--
Camptosar	Oncology	216	--
Ellence	Oncology	122	--
Xalatan/Xalcom	Ophthalmology	357	--
Genotropin	Endocrine disorders	276	--
Zyrtec	All other	980	22
Medrol	All other	141	--
Aricept, Bextra, Celebrex, Spiriva and Rebif***	Alliance revenue	626	(44)

*			Represents direct sales under license agreement with Eisai Co., Ltd.
**			Includes direct sales under license agreement with Pharmacia prior to the acquisition.
***			Includes alliance revenue for Bextra and Celebrex under co-promotion agreements with Pharmacia prior to the acquisition.
M+			Change greater than one thousand percent.

Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely prescribed pharmaceutical product in the world. Despite the challenges of multiple new competitors both in the U.S. and in international markets, we expect that Lipitor's unsurpassed record of cholesterol reduction and patient safety at all doses make it the powerful cholesterol treatment patients and physicians choose most. With 45% of total prescriptions in the U.S. lipid-lowering market year-to date, Lipitor has gained wide physician and patient acceptance based on its ability to bring the vast majority of patients to target cholesterol goals across the full dosing range. There continues to be an opportunity for further growth of the cholesterol-lowering market. We believe, worldwide, millions of people with high cholesterol are either not diagnosed or not meeting their cholesterol goals with treatment. Evolving treatment guidelines continue to encourage the use of statin therapy. A major clinical trial, the Collaborative Atorvastatin Diabetes Study (CARDS), became the second Lipitor trial to end early because of efficacy. Initial results of this trial showed a significant reduction in heart attacks, strokes and other coronary events in patients with type 2 diabetes with no previous history of heart disease or stroke but with some cardiovascular risk factors other than diabetes. These results will further expand the patient population for Lipitor and reinforce its efficacy and safety profile.

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

Viagra, a treatment for erectile dysfunction, is the world's most recognized pharmaceutical brand and among the most widely prescribed medications. We expect Viagra to continue to dominate the erectile dysfunction market due to its unsurpassed medical profile. Future Viagra sales growth is expected to come from increased patient presentation and physician diagnosis. Direct-to-consumer advertising has been effective in encouraging more men to see a physician and in generating brand loyalty for Viagra.

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

Geodon, for the treatment of symptoms associated with schizophrenia, has been approved in 61 countries and launched in Germany, Spain, Brazil, the U.S. and other major markets. The intramuscular (IM) formulation of Geodon was approved by the FDA in June 2002 making it the first atypical or new generation antipsychotic medicine for schizophrenia approved in the U.S. for IM use. Geodon has been approved in Brazil for the treatment of acute mania in bipolar disorder (manic-depressive disorder). A recently completed clinical program supported a U.S. filing for this indication in October 2003. On September 17, Pfizer received an FDA request for a diabetes class warning. On September 19, Pfizer responded to this request by stating that Geodon has not been associated with increased risk for diabetes. Evidence from clinical trials has consistently demonstrated that Geodon has a weight-neutral profile overall. Data also show that Geodon did not adversely affect patients' fasting insulin levels, total cholesterol and triglycerides, and blood sugar levels.

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec is one of the leading prescribed antihistamines in the U.S. and the only prescription antihistamine with a syrup formulation. In November 2002, the FDA approved Zyrtec for use in children six months of age and older. Zyrtec-D 12 Hour, launched in the third quarter of 2001, is the only prescription oral antihistamine/decongestant combination medicine approved to treat both year-round indoor and outdoor allergies, as well as nasal congestion. Revenue and prescription gains were achieved despite the 28% decline in year-to-date new prescriptions in the antihistamine market due to the availability of multiple over-the-counter (OTC) branded and private-label loratadine (Claritin) products since December 2002. Zyrtec's growth in this declining market can be attributed in part to strong performance in a broad range of formulations--tablets, syrup, and the 12-hour decongestant formulation--and for both adult and pediatric patients.

Relpax, a treatment for migraine headaches, was launched in March 2003, as the seventh triptan in the competitive U.S. market (the largest migraine market). Relpax has already surpassed three of its competitors and is achieving more than 6.5% of new prescriptions and strong formulary access. Relpax is currently marketed in 24 countries, including Japan and most of Europe. Launches will continue throughout 2003 and 2004.

Celebrex, a COX-2 specific inhibitor, is used for relief of the pain and inflammation of osteoarthritis (OA), adult rheumatoid arthritis (RA), acute pain and primary dysmenorrhea (menstrual pain) in adults. In addition, Celebrex is approved to reduce the number of adenomatous colorectal polyps in familial adenomatous polyposis (FAP), a rare genetic disease that may result in colorectal cancer, as an adjunct to usual care. Celebrex is the most-prescribed arthritis brand in the U.S. market. In July 2003, marketing authorization for celecoxib (using the brand name Onsenal) for FAP was recommended in Europe. Final approval by the European Union (E.U.) was received in October 2003. With the approval for acute pain and primary dysmenorrhea in the U.S., Celebrex is the COX-2 specific inhibitor approved to treat the broadest range of conditions. In June 2002, the FDA approved revised labeling for Celebrex. The new prescribing information includes additional gastrointestinal safety data and data indicating that there was no increased risk for serious cardiovascular adverse events observed, including heart attack, stroke and unstable angina. We co-promoted Celebrex with Pharmacia prior to our acquisition of Pharmacia on April 16, 2003. Revenue associated with the co-promotion of Celebrex was recorded by us as alliance revenue prior to the acquisition of Pharmacia.

Bextra is used for relief of the pain and inflammation of OA, RA and primary dysmenorrhea. Bextra was approved by the FDA in November 2001 and launched in the U.S. in April 2002. Bextra received marketing approval in the E.U. in May 2003 and has been  launched broadly throughout Europe, including the U.K. Germany and France, in Canada and across most of Latin America, where the indications include acute pain. We co-promoted Bextra with Pharmacia prior to the acquisition on April 16, 2003. Revenue associated with our co-promotion of Bextra was recorded by us as alliance revenue prior to the acquisition.

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

Xanax/Xanax XR is a treatment for generalized anxiety disorder (GAD), anxiety associated with depression and panic disorder. Xanax XR is a once-daily, extended-release formulation of Xanax approved by the FDA in January 2003 and was launched in the U.S. in June 2003.

Zyvox, a member of the first new class of antibiotics to be introduced in 35 years, has a novel mechanism of action that stops the initial stage of bacterial protein production. Zyvox is available in intravenous, tablet and oral-suspension formulations. In July 2003, Zyvox was approved by the FDA for the treatment of diabetic foot infections caused by Gram-positive bacteria. Zyvox is the first and only oral antibiotic approved for the treatment of methicillin-resistant Staphylococcus aureus (drug-resistant bacteria) infections. In December 2002, the FDA approved Zyvox for the treatment of Gram-positive infections in infants and children. European filings are planned for the fourth quarter of 2003.

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

Spiriva, discovered and developed by our alliance partner Boehringer Ingelheim, is used to treat Chronic Obstructive Pulmonary Disease (COPD). Spiriva completed mutual recognition in the E.U. in April 2002 and has been introduced in more than 30 countries, including Spain, Canada, Germany and the U.K. While approval is not anticipated in the U.S. before 2004, Boehringer Ingelheim is working with the FDA to make the product available as soon as possible. Spiriva is now recommended as a first-line maintenance treatment for COPD for all stages of disease severity where maintenance treatment appropriate in the latest Global Initiative for Chronic Obstructive Lung Disease guidelines, the most referenced COPD treatment/practice guidelines worldwide.

Alliance revenue also includes revenue associated with our co-promotion of Celebrex and Bextra under agreements with Pharmacia prior to April 16, 2003, the date we completed our acquisition of Pharmacia.

Consumer Healthcare

Sales of the Consumer Healthcare segment increased 31% in the third quarter of 2003 and 13% in the first nine months of 2003, as compared with the prior year periods, as follows:

	Third Quarter			First Nine Months
(in millions)	2003	2002	% Change	2003	2002	% Change

Consumer Healthcare	$799	$610	31	$2,135	$1,897	13

The increase in consumer healthcare revenues in the third quarter and first nine months of 2003, as compared to the prior year periods, was primarily due to the inclusion of Pharmacia results as well as:

  the 13% increase in the third quarter of 2003 and 9% increase in the first nine months of 2003 in sales of Listerine mouthwash, which benefited from the recent U.S. launch of Natural Citrus flavor the favorable impact of the weakening of the U.S. dollar against major currencies partially offset by:

  the 3% decline in the third quarter of 2003 and 24% decline in the first nine months of 2003 in sales of Listerine PocketPaks, reflecting the 2002 initial trade stocking as well as a change in demand from initial trial to a more normalized consumption pattern, which has been partially offset by the roll-out to international markets the 3% and 7% decline in the third quarter of 2003 and a 4% and 7% decline in the first nine months of 2003 of Benadryl and Sudafed as a result of the loratadine Rx-to-OTC switch the divestitures of the Nix and Bonine franchises in North America during the first half of 2003

Animal Health

Sales of the Animal Health segment increased 56% to $438 million in the third quarter of 2003 and 37% to $1,090 million in the first nine months of 2003, as compared with the prior year periods, primarily due to the inclusion of Pharmacia results. Worldwide sales of the major categories of the Animal Health segment were as follows:

	Third Quarter			First Nine Months
(in millions)	2003	2002	% Change	2003	2002	% Change

Companion animal products	$167	$140	19	$452	$385	17
Livestock products	271	140	93	638	409	56
Total Animal Health	$438	$280	56	$1,090	$794	37

Companion animal product revenues increased 19% in the third quarter of 2003 and 17% in the first nine months of 2003, as compared with the prior year periods, with key brand performance as follows:

  Revolution (for protection against fleas and heartworm) sales grew 22% in the third quarter of 2003 and 25% in the first nine months of 2003 due to increased promotional efforts in international markets and the weakening of the U.S. dollar against major currencies
  Clavamox/Synulox (an antibiotic for dogs and cats) sales grew 18% in the third quarter of 2003 and 14% in the first nine months of 2003 due to increased promotional activities in the U.S. and the weakening of the U.S. dollar against major currencies

Livestock product revenues increased 93% in the third quarter of 2003 and 56% in the first nine months of 2003, as compared with the prior year periods, with key performance as follows:

  Swine vaccine sales grew 5% in the third quarter of 2003 and 14% in the first nine months of 2003, as compared with prior year periods, due to the 2002 launches of Flusure (a swine influenza vaccine) in the U.S. and RespiSure One/Stellamune One (a single-dose swine vaccine to prevent pneumonia) in our international markets
  Advocin 180 (an antibiotic used to treat respiratory and internal infections in cattle and swine) which was launched in the U.S. during the fourth quarter of 2002 partially offset by:

  Dectomax (a treatment for internal and external parasites in cattle and swine) sales, which declined 5% in the third quarter and the first nine months of 2003 due primarily to increasing generic competition throughout our markets

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 228% in the third quarter of 2003 and 125% in the first nine months of 2003 as compared with the prior year periods, while revenues increased 56% in the third quarter of 2003 and 35% in the first nine months of 2003. Consistent with purchase accounting, Pharmacia's inventory was recorded on Pfizer's balance sheet at fair value, which was $3,324 million greater than the carrying value recorded by legacy Pharmacia, and not the actual cost of legacy Pharmacia manufacturing such inventory. As the inventory is sold, the income statement reflects the fair market value of the inventory. Cost of goods sold will be impacted by this markup until the purchased inventory is completely sold. Sales of this inventory are expected to be completed by the end of 2003.

  The impact of the fair-value markup of Pharmacia's inventory on cost of goods sold was $1,304 million in the third quarter and $1,712 million in the first nine months of 2003.
  A second factor causing the increase in cost of sales was a change in product mix, given the addition of legacy Pharmacia's product portfolio, which on average has a higher product cost relative to legacy Pfizer's product portfolio.
  A third factor underlying the rate of growth in cost of goods sold was the impact of reflecting cost of goods sold for Celebrex and Bextra after the April 16th acquisition close, compared to reflecting alliance revenue for the co-promotion of Celebrex and Bextra prior to April 16th, which had no cost of goods sold recorded by Pfizer.
  A fourth factor in the increase in cost of goods sold was the unfavorable impact of foreign exchange. This largely stemmed from the weakening of the dollar relative to the euro.

After accounting for these factors, the growth in cost of goods sold was comparable with the growth in revenues.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 52% in the third quarter of 2003 and 34% in the first nine months of 2003, as compared with the prior year periods, mainly due to incremental expenditures associated with the consolidation of Pharmacia-related activity as of the April 16th close of the acquisition, partially offset by initial cost synergies. Marketing expenses of our pharmaceutical products increased 45% in the third quarter of 2003 and 32% in the first nine months of 2003 and included costs associated with the first quarter 2003 U.S. launch of the migraine product Relpax and continued commercial support for products recently launched in the U.S. including the anti-arthritic product Bextra (co-promoted with Pharmacia in the U.S. prior to the acquisition), the antifungal agent Vfend, and the multiple sclerosis product Rebif (co-promoted with Serono in the U.S.). In Europe, the recent launches of Spiriva for COPD (co-promoted with Boehringer Ingelheim) and Relpax also contributed to the period over period increase in marketing expenses.

Research and Development Expenses

Research and development (R&D) expenses increased 51% in the third quarter of 2003 and 31% in the first nine months of 2003, as compared with the prior year periods. Year over year growth for third quarter and first nine months R&D spending is attributable to the incremental expenditures associated with the consolidation of Pharmacia-related activity as of the April 16th close of the acquisition and increased support of the late-stage development portfolio.

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our new products. We expect our R&D expenditures for 2003 to be approximately $7 billion.

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

pregabalin	Neuropathic pain, add-on epilepsy and Generalized Anxiety Disorder (GAD)	October 2003

Geodon	Acute mania in bipolar disorder	October 2003
	Oral suspension for use in schizophrenic patients who cannot take a capsule	September 2002

Detrol	Pediatric patients with neurogenic bladder (loss of control of urination)	October 2003

Depo-Provera	Subcutaneous formulation for contraception	June 2003

Viracept	Use in children with HIV	June 2003

Zyrtec	Chewable tablets	May 2003

Zithromax	Sinusitis	March 2003

Caduet	Single product that combines cholesterol-lowering and antihypertensive medications in Lipitor and Norvasc	March 2003

Vfend	Use to treat fungal infections caused by Candida spp.	June 2003
	Powder formulation for oral suspension	March 2003

Fragmin	Use to prevent the formation of venous blood clots	February 2003

Spiriva	Chronic Obstructive Pulmonary Disease (COPD)	December 2001

Norvasc	Use in children	September 2001

Cardura XL	Benign prostatic hyperplasia (enlarged prostate)	April 2001
  In October 2003, Inspra was approved in the U.S. for the treatment of heart failure after a heart attack. Inspra will be commercially available in December 2003. The product was also filed in the European Union (E.U.) during the third quarter of 2003.
  In July 2003, the FDA issued a non-approvable letter for the liquid oral suspension dosage form of Geodon. We have responded to the FDA's questions and are working with the FDA to resolve the issues identified.
  In July 2003, the FDA approved the use of Zyvox for diabetic foot infections.
  In June 2003, we submitted a filing in Japan for the use of Zithromax in the treatment of a sexually transmitted disease.
  Also in June 2003, we submitted a filing in Japan for the use of Vfend in the treatment of serious fungal infections, including apsergillus, candida ssp. and cryptococcus.
  In March 2003, a filing for pregabalin, for the treatment of neuropathic pain and adjunctive therapy in epilepsy, was submitted in the E.U. We are awaiting additional comparative data as required in the E.U. to provide further support for the E.U. filing submission of pregabalin for GAD.
  In February 2003, Zoloft was approved to treat Social Anxiety Disorder. Several countries in the E.U. have also approved the new indication.
  In December 2002, Spiriva received an approvable letter from the FDA for the long-term once-daily maintenance treatment of bronchospasm associated with COPD. Approval in the U.S. is not expected before 2004. The E.U. Mutual Recognition procedure was completed in April 2002.
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
Bladder cancer
Barrett's esophagus--a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis--a precancerous skin growth caused by overexposure to sunlight
Ankylosing spondylitis--an inflammation of the spine
Chronic low back pain

Depo Provera	Injectable formulation to treat endometriosis

Zoloft	Depression with acute myocardial infarction or unstable angina

Bextra	Acute pain
Migraine

Zithromax	Sustained release Zithromax (bacterial infections)
Cystic fibrosis

Camptosar IV	Use in children
Adjuvant colorectal cancer
Gastric cancer

Diflucan	Use in children

Detrol	Treatment of incontinence in children

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy

Zyvox	Use for penicillin-resistant Streptococcus pneumoniae infections in patients with pneumonia

Advanced-stage clinical studies are continuing for several agents including:

  indiplon for the treatment of insomnia, under co-development with Neurocrine Biosciences, Inc. (Neurocrine)
  Macugen for age related macular degeneration and macular edema, under co-development with Eyetech Pharmaceuticals, Inc. (Eyetech)
  capravirine for resistant forms of HIV/AIDS
  SU-11248 (an anti-cancer compound) for gastrointestinal stromal cell tumors and renal carcinoma edotecarin (an anti-cancer compound) for gliobastoma (brain tumors)
  lasofoxifene for osteoporosis and other indications
  varenicline for smoking cessation
  Exubera, an inhalable form of insulin under co-development, co-manufacture, and co-marketing with Aventis Pharma (Aventis), with the participation of Nektar Therapeutics
  Dynastat, an injectable COX-2 inhibitor for pain and inflammation
  Lipitor-torcetrapib combination therapy for markedly lowering LDL cholesterol and markedly raising HDL cholesterol roflumilast for COPD and asthma under co-development with Altana Pharma
  CDP-870 for rheumatoid arthritis under co-development with Celltech Group plc
  Zithromax/chloroquine combination for malaria
  sumanirole for Parkinson's disease

Together with Aventis, we are completing additional long-term safety studies for the Exubera development program. These trials are well under way and involve patients with Type 1 and Type 2 diabetes. Because of the potential widespread use of Exubera among diabetes patients, additional rigorous testing and assessment of all pulmonary function measures are appropriate to deepen the medical understanding of diabetes and Exubera's role in the future management of diabetes. Based on interim data from one-year controlled safety studies, we are confident that Exubera will be an important medication to treat this devastating disease. We are continuing our discussions with regulatory agencies regarding the timing of the submission in both the U.S. and the E.U.

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

In April 2003, we announced an agreement with Daiichi Pharmaceutical Co., Ltd. and obtained an exclusive license for DK-507k, a new quinolone antibiotic for both oral and intravenous administration to treat respiratory-tract and other infections. The product is currently in Phase I clinical trials. Pfizer is currently reviewing whether or not to proceed with development.

On October 20, 2003, Pfizer announced a global agreement to collaborate with Organon, the human pharmaceutical business unit of Akzo Nobel, for the exclusive worldwide development and commercialization of asenapine, a 5HT2/D2 antagonist beginning Phase 3 trials for schizophrenia and bipolar disorder. Under terms of the agreement, the companies will collaborate on the clinical development and manufacturing of asenapine and copromote the product in the U.S., E.U., Japan, and other markets. Pfizer will make an initial payment of $100 million (which will be expensed) and up to $270 million in milestone payments contingent upon regulatory approvals and launch of asenapine in the U.S., E.U., and Japan as well as the attainment of certain agreed upon sales levels. If approved, we will co-promote asenapine with Organon and we will record alliance revenue for co-promotion services provided to Organon.

Additional product-related programs are in various stages of discovery and development.

MERGER-RELATED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE

As required by Financial Accounting Standards Board Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (FIN 4), we recorded a charge of $5,043 million in the first nine months ended September 28, 2003 (reflects a credit of $87 million recorded in the third quarter of 2003 to adjust our estimate) for the preliminary estimate of the portion of the purchase price allocated to in-process research and development. A project-by-project valuation is being performed by independent valuation specialists to determine the fair value of research and development projects of Pharmacia which were in-process, but not yet completed. The final valuation is expected to be completed as soon as possible but no later than one year from the acquisition date. To the extent that our estimates need to be adjusted, we will do so.

MERGER-RELATED COSTS

We incurred the following merger-related costs in connection with our merger with Warner-Lambert Company (Warner-Lambert) which was completed on June 19, 2000 and our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Integration costs - Warner-Lambert	$2	$99	$23	$276
Integration costs - Pharmacia	251	1	552	1
Restructuring charges - Warner-Lambert	(4)	14	(1)	110
Restructuring charges - Pharmacia	54	--	106	--
Total merger-related costs	$303	$114	$680	$387

Integration costs represent external, incremental costs directly related to our merger with Warner-Lambert and acquisition of Pharmacia, including expenditures for consulting and systems integration.

Restructuring Charges - Warner-Lambert

The components of the restructuring charges associated with the merger of the Warner-Lambert operations follow:

	Provisions
(in millions)	Year 2000	Year 2001	Year 2002	Nine Months Ended Sept. 28, 2003	Total	Utilization Through Sept. 28, 2003	Reserve* Sept. 28, 2003

Employee termination costs	$850	$249	$170	$(1)	$1,268	$(1,260)	$8
Property, plant and equipment	46	84	4	--	134	(134)	--
Other	21	30	13	--	64	(64)	--
	$917	$363	$187	$(1)	$1,466	$(1,458)	$8

*Included in Other current liabilities.

Through September 28, 2003, the charges for employee termination costs represent the approved reduction of our work force of our continuing businesses by 8,067 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 28, 2003, 7,697 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Warner-Lambert employment contracts. Under the terms of Warner-Lambert employment contracts, certain terminated employees may elect to defer receipt of severance benefits. Severance benefits deferred for future payments were $230 million at September 28, 2003 and $218 million at December 21. 2002. The deferred severance benefits are considered utilized charges and are included in Other noncurrent liabilities in the condensed balance sheet.

Restructuring Charges - Pharmacia

During the second and third quarters of 2003, in connection with the acquisition of Pharmacia, Pfizer management approved and initiated plans to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs.

We recorded $106 million of restructuring costs associated primarily with exiting certain activities of legacy Pfizer, including severance, costs of vacating duplicative facilities and contract termination costs. These costs have been recorded as a charge to the results of operations through the nine months ended September 28, 2003 and are included in Merger-related costs. The components of the restructuring charges associated with the acquisition of Pharmacia which were expensed in 2003 follow:

	Provisions
(in millions)	Nine Months Ended Sept. 28, 2003	Total	Utilization Through Sept. 28, 2003	Reserve* Sept. 28, 2003

Employee termination costs	$76	$76	$(44)	$32
Asset impairments	15	15	(15)	--
Other	15	15	(4)	11
	$106	$106	$(63)	$43

*Included in Other current liabilities.

Through September 28, 2003, the charges for employee termination costs represent the approved reduction of the legacy Pfizer work force by 865 people, mainly in administrative functions for corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 28, 2003, 706 employees were terminated. Asset impairments primarily include charges to write-down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer.

Pharmacia Acquisition-Related Restructuring Costs Capitalized in 2003 as a Cost of the Acquisition

We recorded $1,319 million of similar restructuring costs associated primarily with exiting certain activities of legacy Pharmacia.  These costs are accounted for under Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and were recognized as a liability assumed in the purchase business combination. Accordingly, these costs were included in the allocation of the cost to acquire Pharmacia and have been recorded as an increase to goodwill. In accordance with EITF 95-3, these restructuring costs also include costs associated with relocation. The restructuring liabilities are included in Other current liabilities. The components of the restructuring costs capitalized in 2003 as a cost of the acquisition of Pharmacia follow:

	Costs Incurred
(in millions)	Nine Months Ended Sept. 28, 2003	Total	Utilization Through Sept. 28, 2003	Reserve Sept. 28, 2003

Employee termination costs	$1,065	$1,065	$(742)	$323
Asset impairments	27	27	(27)	--
Relocation costs	96	96	(24)	72
Other	131	131	(11)	120
	$1,319	$1,319	$(804)	$515

Through September 28, 2003, the employee termination costs represent the approved reduction of the legacy Pharmacia work force by 9,425 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 28, 2003, 8,271 employees were terminated.  Employee termination costs include accrued severance benefits and costs associated with change in control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write-down property, plant and equipment. Other includes costs to exit certain activities of legacy Pharmacia.

Changes to the estimates of completing the currently approved restructuring plans or costs related to new restructuring initiatives will be recorded in results of operations for legacy Pfizer and will be recorded in goodwill for legacy Pharmacia for one year following the acquisition date of April 16, 2003.

Other (income)/deductions-net

The following components were included in Other (income)/deductions-net for the third quarter and first nine months of 2003 and 2002:

	Third Quarter			First Nine Months
(in millions)	2003	2002	% Change	2003	2002	% Change

Interest income	$(89)	$(95)	(6)	$(267)	$(279)	(4)
Interest expense	64	73	(12)	185	185	--
Amortization of finite-lived intangibles	4	3	33	6	24	(75)
Foreign exchange	9	36	(75)	3	38	(92)
Co-promotion charges and intellectual property rights payments	--	10	--	280	32	775
Various litigation matters	--	25	--	33	25	32
Amortization of finite-lived intangibles--purchase-accounting related	606	--	--	1,177	--	--
Other purchase-accounting related items	(9)	--	--	(16)	--	--
Gains on the sales of products	(11)	--	--	(87)	(20)	335
Charges to write-down equity investments	--	28	--	8	28	(71)
Other, net	(68)	(26)	162	(167)	(110)	52
Other (income)/deductions-net	$506	$54	863	$1,155	$(77)	*

* Calculation not meaningful.

Other income/(deductions)-net reflects a significant increase in expenses for the third quarter and first nine months of 2003 principally due to $606 and $1,177 million in amortization of identifiable intangibles associated with the acquisition of Pharmacia. Consistent with purchase accounting, intangible assets are reflected on Pfizer's balance sheet at fair value. The income-statement impact reflects the amortization of these assets over their estimated useful lives (e.g., until patent expiration for a currently marketed product).

TAXES ON INCOME

The estimated effective tax rate (ETR) used in calculating full-year 2003 income from continuing operations before cumulative effect of change in accounting principles is 36.3%. The projected full-year 2003 ETR is higher than the 22.1% ETR used in calculating full-year 2002 income from continuing operations before cumulative effect of change in accounting principles primarily due to the impact of purchase accounting for the Pharmacia acquisition.

ADJUSTED INCOME

We believe investors' understanding of our performance is enhanced by disclosing adjusted income, defined as net income excluding the impact of purchase accounting for the Pharmacia acquisition, certain significant items, merger-related costs and the cumulative effect of change in accounting principles. Management analyzes the company's performance on this basis.

We have excluded the impact of significant purchase-accounting impacts related to our acquisition of Pharmacia. These impacts primarily relate to the one-time charge for purchased in-process research and development, the charges to cost of goods sold from the workdown of purchased inventory that was written up to fair value, and the charges related to the amortization of Pharmacia finite-lived intangible assets, as well as the incremental depreciation of fixed assets for the increase to fair value. We believe that excluding these non-cash charges provides a better view of our economic performance.

The Company also excludes "certain significant items" from adjusted income in order to better portray its major operations--the discovery, development, manufacture, marketing, and sale of market-leading prescription medicines for humans and animals, as well as many of the world's best-known over-the-counter products. For example, we exclude gains or losses on the sale of product lines or discontinued businesses. While we review our businesses and product lines on an ongoing basis for strategic fit with our operations, we do not build or run our businesses with an intent to sell them and, therefore, we have excluded such gains or losses on sales of businesses or product lines from adjusted income. Another example of an excluded "certain significant item" is co-promotion charges and payments for intellectual property rights for unapproved products being developed by third parties, which are immediately expensed rather than amortized over the life of the agreement. Since such payments are expensed immediately, excluding such payments from our economic performance provides us with a better view of our operations. We exclude charges related to various litigation matters from adjusted income as they relate to significant settlement of legal matters. We also exclude gains/losses from the sale or writedown of equity investments from adjusted income. Generally, these investments are made in biotech companies on an opportunistic basis and are not part of our ongoing internal discovery and development programs.

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

In 2000 we acquired Warner-Lambert, and in April 2003 we acquired Pharmacia Corporation. These acquisitions have significant integration and restructuring costs attendant to them. We have excluded these costs from adjusted income, because integration and restructuring costs are unique to these transactions and will occur over several years due to the global and highly regulated nature of our business.

A reconciliation between net income, as reported under GAAP, and adjusted income follows:

	Third Quarter			First Nine Months
(in millions)	2003	2002	% Incr./ (Decr.)	2003	2002	% Incr./ (Decr.)

Reported net income	$2,235	$2,350	(5)	$3,308	$6,270	(47)
Purchase accounting adjustments-net of tax	1,279	--	*	7,139	--	*
Certain significant items and merger-related costs-net of tax	122	102	20	(1,723)	292	*
Cumulative effect of change in accounting principles-net of tax	--	--	--	30	410	*
Adjusted income	$3,636	$2,452	48	$8,754	$6,972	26

*Calculation not meaningful.

Adjusted income as shown above excludes the following items:

	Third Quarter		First Nine Months
(in millions)	2003	2002	2003	2002

Significant items, pre-tax:
Gains on sales of discontinued businesses/product lines(a)	$--	$--	$(3,885)	$--
Merger-related and exit costs of discontinued businesses(a)	7	--	15	3
Gains on sales of products(b)	(11)	--	(87)	(20)
Co-promotion charges and intellectual property rights payments(b)	--	10	280	32
Charges to write-down equity investments(b)	--	28	8	28
Various litigation matters(c)	--	25	33	25
Restructuring charges(d)	19	--	40	--
Total significant items	15	63	(3,596)	68
Merger-related costs, pre-tax:
Integration costs--Warner-Lambert	2	99	23	276
Integration costs--Pharmacia	251	1	552	1
Restructuring charges--Warner-Lambert	(4)	14	(1)	110
Restructuring charges--Pharmacia	54	--	106	--
Total merger-related costs	303	114	680	387
Total significant items and merger-related costs, pre-tax	318	177	(2,916)	455
Income taxes	(196)	(75)	1,193	(163)
Total significant items and merger-related costs-net of tax	122	102	(1,723)	292
Purchase accounting adjustments, pre-tax:
In-process research and development(e)	(87)	--	5,043	--
Work down of inventory write-up to fair value(f)	1,304	--	1,712	--
Intangible amortization/fixed asset depreciation(g)	703	--	1,299	--
Total purchase accounting adjustments, pre-tax	1,920	--	8,054	--
Income taxes	(641)	--	(915)	--
Total purchase accounting adjustments-net of tax	1,279	--	7,139	--
Cumulative effect of change in accounting principles-net of tax	--	--	30	410
Total significant items, merger-related costs, purchase accounting adjustments and cumulative effect of change in accounting principles-net of tax	$1,401	$102	$5,446	$702

(a)	Included in Discontinued operations-net of tax.
(b)	Included in Other (income)/deductions-net.
(c)

Included in Other (income)/deductions-net for the first nine months of 2003 and in Selling, informational and administrative expenses ($10 million) and in Other (income)/deductions-net $15 million) for the third quarter and first nine months of 2002.

(d)	Included in Research and development expenses.
(e)	Included in Merger-related in-process research and development charge.
(f)	Included in Cost of sales.
(g)

Included in Cost of sales ($40 million and $64 million); Selling, informational and administrative expenses ($18 million and $33 million); Research and development expenses ($48 million and $41 million); and Other (income)/deductions-net ($597 million and $1,161 million) for the third quarter and first nine months of 2003.

We sold the following businesses and products that do not fit our strategic goals:

  In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $160 million in cash with a right to receive up to $63.8 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product of $139 million ($83 million net of tax) in the consolidated statement of income for the first nine months of 2003.
  In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, to Cadbury Schweppes plc for $4.2 billion in cash. We recognized a gain on the sale of this business of $3.091 billion ($1.824 billion net of tax) in the consolidated statement of income for the first nine months of 2003.
  In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, to Energizer Holdings, Inc., for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of income for the first nine months of 2003.
  In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, to Galen Holdings plc for $197 million in cash with a right to receive up to $47.3 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of income for the first nine months of 2003.

These businesses and product lines are reflected as discontinued operations in all periods presented.

The following amounts related to the confectionery, shaving and fish-care product businesses, as well as the femhrt, Loestrin and Estrostep product lines, have been segregated from continuing operations and reflected as discontinued operations:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Revenues	$(2)	$730	$763	$2,138

Pre-tax income/(loss)	$(7)	$130	$46	$330
Provision(benefit) for taxes on income/(loss)	(3)	49	18	123
Income from operations of discontinued businesses/product lines-net of tax	(4)	81	28	207
Pre-tax gains on sales of discontinued businesses/product lines	--	--	3,885	--
Provision for taxes on gains	--	--	1,600	--
Gains on sales of discontinued businesses/product lines-net of tax	--	--	2,285	--
Discontinued operations-net of tax	$(4)	$81	$2,313	$207

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(in millions)	Sept. 28, 2003	Dec. 31, 2002

Financial assets*	$20,719	$18,111
Short-term borrowings and long-term debt	15,835	11,809

Net financial assets	$4,884	$6,302

*	Consists of cash and cash equivalents, short-term loans and investments and long-term loans and investments.

Selected measures of liquidity and capital resources:

	Sept. 28, 2003	Dec. 31, 2002

Cash and cash equivalents and short-term loans and investments (millions of dollars)*	$14,757	$12,950

Working capital (millions of dollars)**	$11,407	$6,226

Current ratio***	1.53:1	1.34:1

Shareholders' equity per common share+	$8.94	$3.27

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

The increase in working capital from December 31, 2002 to September 28, 2003 primarily reflects:

  cash from current period operations
  cash receipts from long-term debt issuances -- $600 million acquisition of the assets and assumption of liabilities of Pharmacia on April 16, 2003 partially offset by:

  purchases of property, plant and equipment -- $1,862 million purchases of our common stock -- $9,873 million
  cash dividends on common and preferred stock -- $3,276 million

The increase in shareholders' equity per common share is primarily due to the acquisition of Pharmacia.

Net Cash Provided by Operating Activities

During the first nine months of 2003, net cash provided by continuing operating activities was $7,329 million, as compared to $6,261 million in the 2002 period. The change in net cash provided by operating activities in 2003 was primarily due to the inclusion of Pharmacia operations from April 16, 2003, the date of acquisition.

Net Cash Provided by/(Used in) Investing Activities

During the first nine months of 2003, net cash provided by investing activities of $3,939 million, as compared to net cash used in investing activities of $3,702 million in the 2002 period. The change in net cash provided by/(used in) investing activities in 2003 was primarily attributable to:

  proceeds from the sales of businesses and product lines (an increase of $5,594 million)
  cash and cash equivalents acquired in the Pharmacia acquisition ($1,789 million)
  a decline in net purchases of short-term and long-term investments (a decrease of $1,320 million)

partially offset by:

  increased purchases of property, plant and equipment (an increase of $690 million)

Net Cash Used in Financing Activities

During the first nine months of 2003 net cash used in financing activities was $11,524 million, as compared to $1,956 million in the 2002 period. The change in net cash used in financing activities in 2003 was primarily attributable to:

  an increase in cash dividends paid (an increase of $894 million)
  an increase in common share purchases (an increase of $5,147 million)
  a decrease in net borrowings (a decrease of $3,905 million)

partially offset by:

  an increase in stock options exercised (an increase of $339 million)

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

In June 2002, we announced a new authorization to purchase up to $10 billion of the Company's common stock. This program was subsequently increased to authorize the Company and its affiliates to purchase up to $16 billion of common stock. Since inception of this program, approximately 408 million shares have been purchased under this authorization through September 28, 2003, at a total cost of about $12.9 billion, including 306 million shares purchased during 2003 at a total cost of about $9.9 billion. A total of 460 million shares have been purchased through October 22, 2003 at a total cost of $14.5 billion. The remaining $1.5 billion of this authorization is expected to be completed in the fourth quarter of 2003. Purchased shares are available for general corporate purposes.

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

Legacy Pharmacia guaranteed certain transactions in which Monsanto, its former agricultural subsidiary, is involved. These guarantees continued after Pfizer's acquisition of Pharmacia and at September 28, 2003 included approximately $310 million of bank notes with maturities not later than 2004 and $5 million of environmental guarantees, which are required until Monsanto can obtain certain approvals.

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

Under the terms of the merger agreement, each outstanding share of Pharmacia common stock was exchanged for 1.4 shares of Pfizer common stock in a tax-free transaction. Each share of Pharmacia Series C convertible perpetual preferred stock was exchanged for a newly created class of Pfizer Series A convertible perpetual preferred stock with rights substantially similar to the rights of the Pharmacia Series C convertible perpetual preferred stock.

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

This transaction resulted in the issuance of approximately 1.8 billion shares of Pfizer common stock, six thousand shares of Pfizer Series A convertible perpetual preferred stock, which are convertible into 15.5 million shares of Pfizer common stock, and 180 million Pfizer stock options.  We recorded approximately $21.7 billion of goodwill, $25.1 billion of purchased intangibles with finite lives (which includes $24.9 billion of developed technology rights) and $9.4 billion of purchased intangibles with indefinite lives (which includes $8.9 billion of brands) in conjunction with the acquisition based on preliminary estimates of an independent valuation specialist.

Developed technology rights represent the value associated with developed technology to which Pfizer has all associated rights.  These rights can include the right to develop, use, market, sell and/or offer for sale the technical processes, intellectual property and institutional understanding (including the way in which compounds react in body, an understanding of the mechanisms of action which allows the compound to work and the knowledge related to the associated clinical and marketing studies performed for these compounds) that were acquired from Pharmacia with respect to products, compounds and/or processes that have been completed.  The valuation of these developed technology rights is derived from multiple cash flow streams, some of which are more certain than others.  For example, the valuation of Pharmacia's second-generation COX-2 inhibitor, valdecoxib, includes the cash flows associated with the sale of Bextra, the product line approved by regulators for the treatment of osteo and rheumatoid arthritis, as well as the value associated with using the developed technology (valdecoxib) in future IPR&D projects.  In this situation, the cash flows of the approved indications are more likely to be achieved than the potential cash flows associated with the R&D projects for the currently unapproved indications.  The unequal probability of realizing these cash flow streams reflects the uncertainty associated with the future benefits of individual R&D projects, even those that leverage the benefits of developed technology.  Of the value allocated to developed technology rights, approximately 95% is derived from regulatory-approved uses and indications.

Brands with indefinite-life treatment represent the value associated with tradenames, as the products themselves no longer receive patent protection.

The fair value of all of these intangible assets is determined using an income approach on a project-by-project basis.  This method starts with a forecast of all of the expected future net cash flows associated with the developed technology (both approved and unapproved uses), the brands and the other intangible assets.  These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

The forecast of future cash flows requires the following assumptions to be made:

  Revenue that is reasonably likely to result from the approved and unapproved uses, if they are successful, including the estimated number of units to be sold, estimated selling prices, estimated market penetration and estimated market share and year-over-year growth rates over the product life cycles.
  Cost of sales related to the potential products using historical data, industry data or other sources of market data.
  Sales and marketing expense using historical data, industry data or other sources of market data.
  General and administrative expenses.
  Research and development (R&D) expenses.
  The estimated life of the potential product.

The valuations are based on the information that is currently available and the expectations and assumptions that have been deemed reasonable by our management.  No assurance can be given, however, that the underlying assumptions or events associated with such assets will occur as projected.  For these reasons, among others, the actual results may vary from the projected results.

At least annually we will evaluate all of these intangible assets for impairment.  For developed technology rights, an element of the impairment review process will include an evaluation of the status of the various R&D programs that were used in the fair valuation process.  Given the general uncertainty of success that is associated with R&D projects in the pharmaceutical industry, the realization of these cash flow streams (those associated with unapproved indications) is not assured.

In addition, we recorded a charge of $5.0 billion in the first nine months of 2003 for purchased in-process research and development at the time of acquisition because technological feasibility had not been established and no future alternative uses existed.  In connection with the acquisition, management has reviewed the operations of the combined company and has begun to implement several plans to restructure operations-see the discussion above on "Merger-Related Costs".

As a result of the acquisition of Pharmacia, regulatory authorities required us to divest several products and a product candidate. In April 2003, we sold Cortaid, an anti-itch cream, for $35.8 million in cash. Also in April 2003, we sold the product candidate for overactive bladder, darifenacin, for $225 million. We received $50 million in cash upon closing and will receive the remaining $175 million when darifenacin receives regulatory approvals.

OUTLOOK

In 2003, we continue to anticipate total revenues of $45 billion and R&D expenditures of about $7 billion. In 2004, targeted revenue remains $54 billion. As is customary, we are currently refining the details of our 2004 operating plan. We will provide investors with a more comprehensive overview of 2004 early next year. Estimated adjusted income and GAAP net income, and items reconciling the two, are as follows for the fourth quarter of 2003 and full-year 2003:

	Fourth Quarter	Full Year
(in billions, except share data which is in millions)	2003 Estimate Net Income	2003 Estimate Net Income

Adjusted income	$3.8	$12.6
In-process R&D	--	5.0
Workdown of inventory write-up to fair value, after tax	.9	2.1
Intangible amortization/fixed asset depreciation, after tax	.5	1.4
Merger-related costs, after tax	.3	.8
Significant items/change in accounting principle, after tax	.2	(1.9)
GAAP earnings	$1.9	$ 5.2

Although we have agreed to explore strategic options for the diagnostics and surgical ophthalmology businesses, we do not predict divestitures of businesses or products in these forecasts.

Cost synergies from the Pharmacia acquisition achieved in the first nine months of 2003 totaled more than $600 million. Cumulative cost synergies resulting from the acquisition of Pharmacia are expected to be at least $1 billion in 2003, about $3 billion in 2004, and about $4 billion in 2005. Synergies will come from a broad range of sources, including a streamlined organization, reduced operating expenses, and procurement savings. Total merger-related costs incurred over the next three years to achieve these synergies are expected to be in the range of $4.7 billion to $5.2 billion, pre-tax.

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

In addition, we evaluated our internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which Pfizer is involved are discussed in Note 20 to the consolidated financial statements in Pfizer's 2002 Annual Report to Shareholders; Part I, Item 3, of Pfizer's Annual Report on Form 10-K for the year ended December 31, 2002; and Part II, Item 1, of Pfizer's Quarterly Reports on Form 10-Q for the quarters ended March 30 and June 29, 2003. The following discussion is limited to recent developments concerning certain of Pfizer's legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Patent Matters

Norvasc

As previously reported, a manufacturer filed an application with the FDA seeking approval to market amlodipine maleate, a different salt form from amlodipine besylate, which is employed in our product, Norvasc. In June 2002, we filed a patent infringement suit against the manufacturer in the U.S. District Court for the District of New Jersey. The manufacturer's motion to dismiss the complaint was granted in December 2002, and we appealed that decision. A hearing on our appeal was held in July 2003, and we are awaiting the decision of the court. In October 2003, the FDA granted final approval to the manufacturer to market amlodipine maleate. We plan to take legal action to challenge the FDA's approval. If both our challenge of the FDA's approval and our appeal of the District Court's decision are unsuccessful, our sales of Norvasc could be subject to competition from the amlodipine maleate product.

PDE5 Inhibitors for the Treatment of Male Erectile Dysfunction

In October 2002, we were granted a broad patent, which expires in 2019, covering the use of orally-effective PDE5 inhibitors for the treatment of male erectile dysfunction. At that time, we brought suit in the U.S. District Court for the District of Delaware against the manufacturers of competing PDE5 inhibitors for infringement of this patent. In October 2003, we received notice that the U.S. Patent and Trademark Office has initiated a reexamination of this patent. The defendants in our suits against competing PDE5 inhibitor manufacturers have filed motions to stay those actions pending the completion of the patent reexamination.

The Patent and Trademark Office reexamination of this use patent and our suits against competing PDE5 inhibitor manufacturers do not involve and will have no effect on our basic product patent for Viagra, which expires in 2012.

Product Liability Matters

Rezulin

As of November 10, 2003, suits involving approximately 10,300 alleged users of Rezulin were pending in various federal and state courts, and approximately 8,200 alleged users had asserted claims but had not filed suits. In addition, as of November 10, 2003, we had agreed to extend the statute of limitations for approximately 23,200 individuals who do not have lawsuits on file and who may or may not eventually pursue claims.

As previously reported, the cases pending in federal courts have all been consolidated for pre-trial proceedings in a single multi-district litigation assigned to the U.S. District Court for the Southern District of New York. In September 2002, the court denied the plaintiffs' motion to certify a class of allegedly injured Rezulin users seeking money damages and a subclass of uninjured users seeking medical monitoring and damages for alleged consumer fraud or restitution of amounts they paid for Rezulin. In denying class certification, the court stated that claimants "took Rezulin at different times, for different periods, in different amounts" and that each claimant presents "unique characteristics such as family and medical background, preexisting medical conditions, age, gender, life style, drug or alcohol use, quantity of Rezulin ingested, duration of course of treatment, and whether Rezulin was used alone or in conjunction with other drugs".

A number of the other pending cases also are purported class actions. We are opposing class certification in all of those cases. As previously reported, to date class certification has been granted in only one case, which involves a class consisting of all persons who either used or purchased Rezulin in West Virginia. In September 2003, in an action seeking the refund of amounts paid for Rezulin that was not used by the plaintiffs after the product was withdrawn from the market, a state court in Brazoria, Texas denied certification of a class consisting of all persons who purchased Rezulin in Texas.

We are actively engaged in defending, and will continue to explore the resolution of, these cases and claims.

Asbestos

As of September 30, 2003: (i) approximately 161,800 claims naming Pfizer and/or Quigley Company, Inc. (which is a subsidiary of Pfizer) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos and other exposures, and (ii) approximately 128,600 claims naming American Optical Corporation (which is a former subsidiary of Warner-Lambert) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos and other exposures.

Monsanto-Related Matters

As previously reported, Pharmacia Corporation is a defendant in various actions in state and federal court in Alabama relating to polychlorinated biphenyls ("PCBs") that were discharged from a plant site in Anniston, Alabama. The principal actions against Pharmacia are Abernathy et al. v. Monsanto et al. and Tolbert et al. v. Solutia et al. In August 2003, both of these actions were settled, subject to the execution of releases by the plaintiffs, without the payment of a material amount by Pharmacia or Pfizer.

Average Wholesale Price Litigation

As previously reported, a number of states and counties have sued Pharmacia, Pfizer and other pharmaceutical manufacturers alleging that they sold certain products at prices lower than the published average wholesale price ("AWP").  The AWP is used to determine reimbursement levels under Medicare Part B and under many private-sector insurance policies and medical plans. Several of the suits also allege that Pharmacia did not report to the states its best price for certain products under the Medicaid program. Each of these suits alleges, among other things, deceptive trade practices and fraud and seeks monetary and other relief, including civil penalties and treble damages.

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

All of these state, county and purported class action suits were transferred to the U.S. District Court for the District of Massachusetts for consolidated pre-trial proceedings. Certain of the plaintiff states have filed motions to remand their actions to their respective state courts, and several of these actions have been remanded. After the court in the consolidated proceeding in Massachusetts granted in part and denied in part defendants' motions to dismiss the master consolidated complaint in May 2003, the plaintiffs filed an amended master consolidated complaint in June 2003. In August 2003, defendants filed motions to dismiss the amended complaint.

Neurontin

As previously reported, the U.S. Attorney's office in Boston, Massachusetts has been conducting an investigation into Warner-Lambert's promotion of Neurontin. The investigation originated with a qui tam lawsuit filed in the U.S. District Court for the District of Massachusetts by a former Warner-Lambert employee, alleging that Warner-Lambert violated the Federal False Claims Act based on certain sales and marketing practices concerning Neurontin. These allegations are also being investigated by various state attorneys general. We are continuing to cooperate fully with these inquiries and to attempt to resolve these matters through settlement, provided that certain essential terms and conditions can be satisfied. Any such resolution would result in the payment of fines and penalties. These allegations are also the subject of a number of suits, including purported class actions, filed on behalf of private parties in various federal and state courts.

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

We believe that our accrual for tax liabilities is adequate for the relevant periods.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	1) Exhibit 12	-	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

	2) Exhibit 15	-	Accountants' Acknowledgment

	3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed reports on Form 8-K during the third quarter ended September 28, 2003 dated July 25, 2003 and September 4, 2003. On June 30, 2003 we filed a report on Form 8-K/A for pro forma financial information in connection with our acquisition of Pharmacia Corporation.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: November 12, 2003	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED
CHARGES AND PREFERRED STOCK DIVIDENDS

	Nine Months Ended Sept. 28,	Year Ended December 31,
(in millions, except ratios)	2003	2002	2001	2000	1999	1998

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$2,312	$11,796	$9,984	$5,501	$6,945	$4,397
Less:
Minority interests	1	6	14	13	5	2
Adjusted income	2,311	11,790	9,970	5,488	6,940	4,395
Fixed charges	273	365	359	478	463	334
Total earnings as defined	$2,584	$12,155	$10,329	$5,966	$7,403	$4,729

Fixed charges:
Interest expense (a)	$185	$251	$266	$381	$364	$251
Preferred stock dividends	2	--	--	--	--	--
Rents (b)	86	114	93	97	99	83
Fixed charges	273	365	359	478	463	334

Capitalized interest	17	28	56	46	40	26

Total fixed charges	$290	$393	$415	$524	$503	$360

Ratio of earnings to fixed charges	8.9	30.9	24.9	11.4	14.7	13.1

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 12, 2003, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 28, 2003, in the following Registration Statements:

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

- Form S-8 dated April 16, 2003 (File No. 333-104582).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
November 12, 2003