Form 10-K
period 2003-12-31
PFIZER INC
filed 2004-03-10
CIK 78003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number 1-3619

PFIZER INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-5315170 (I.R.S. Employer Identification Number)
235 East 42nd Street
New York, New York (Address of principal executive offices)	10017-5755 (Zip Code)

(212) 573-2323

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered

Common Stock, $.05 par value	New York Stock Exchange
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

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 27, 2003, was approximately $243 billion. The registrant has no non-voting common stock.

          The number of shares outstanding of each of the registrant’s classes of common stock as of February 27, 2004 was 7,625,056,017 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders	Parts I, II and IV
Portions of the proxy statement for the 2004 Annual Meeting of Shareholders	Parts I and III

PART I
ITEM 1. BUSINESS
General
Pfizer Website
Business Segments
Pharmaceutical Segment
Consumer Healthcare Segment
Animal Health Segment
Research and Product Development
International Operations
Marketing
Patents and Intellectual Property Rights
Competition
Raw Materials
Government Regulation and Price Constraints
Environmental Law Compliance
Tax Matters
Employees
Cautionary Factors That May Affect Future Results
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE COMPANY
PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
PORTIONS OF THE 2003 FINANCIAL REPORT
SUBSIDIARIES OF THE COMPANY
CONSENT OF KPMG LLP
CONSENT OF PRICEWATERHOUSECOOPERS LLP
CONSENT OF DELOITTE & TOUCHE LLP
SECTION 302 CERTIFICATION OF THE CEO
SECTION 302 CERTIFICATION OF THE CFO
SECTION 906 CERTIFICATION OF THE CEO
SECTION 906 CERTIFICATION OF THE CFO

PART I

ITEM 1. BUSINESS

General

     Pfizer Inc. (which may be referred to as Pfizer, the Company, we, us or our) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market leading prescription medicines for humans and animals as well as many of the world’s best-known consumer healthcare products.

     The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

     We acquired Warner-Lambert Company (Warner-Lambert) on June 19, 2000. The acquisition was accounted for as a pooling of interests. In accordance with generally accepted accounting principles in the U.S. (GAAP), we restated all consolidated financial statements of Pfizer for periods prior to the acquisition to include the results of operations and financial position of Warner-Lambert as if we had always been merged.

     We acquired Pharmacia Corporation (Pharmacia) on April 16, 2003. The acquisition was accounted for as a purchase. In accordance with GAAP, we did not restate our results of operations and financial position to reflect the historical results of operations and financial position of Pharmacia.

     We completed the acquisition of Esperion Therapeutics, Inc. on February 10, 2004, for $1.3 billion in cash. The acquisition is being accounted for as a purchase. Esperion is a biopharmaceutical company focused on the development of high density lipoprotein (HDL)-targeted (“good cholesterol”) therapies for the treatment of cardiovascular disease.

Pfizer Website

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.pfizer.com under the “Who We Are - For Investors - SEC Filings by Pfizer” captions) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

     Throughout this 2003 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, including our Annual Report to Shareholders for 2003 and our proxy statement for the 2004 Annual Meeting of Shareholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. This year, our Annual Report to Shareholders consists of two booklets: the 2003 Annual Review (2003 Annual Review) and the 2003 Financial Report (2003 Financial Report). Portions of our 2003 Financial Report are filed as exhibit 13 to this 2003 Form 10-K. On or about March 12, 2004, our 2003 Annual Review, 2003 Financial Report and proxy statement for the 2004 Annual Meeting of Shareholders will be available on our website (www.pfizer.com); the 2003 Annual Review and 2003 Financial Report will be set forth under the “Who We Are - For Investors - Financial Reports” captions, and the proxy statement will be set forth under the “Who We Are - For Investors - SEC Filings by Pfizer” captions.

     Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer certifications; Standards of Business Ethics and Conduct for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer; Code of Business Conduct and Ethics for our Directors; and information concerning our Directors, e-mail communication with our Directors, Board Committees, including Committee charters, and transactions in Pfizer securities by Directors and officers, is available on our website at www.pfizer.com under the “Who We Are - For Investors - Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Margaret M. Foran, Vice President-Corporate Governance and Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder

Investment Program, book-entry share ownership and direct deposit of dividends, is available on our website at www.pfizer.com under the “Who We Are - For Investors - Shareholder Services” captions.

Business Segments

     We operate in three business segments: Pharmaceutical, Consumer Healthcare and Animal Health. In prior years, we had two business segments: Pharmaceutical, consisting principally of our human pharmaceutical and animal health businesses, and Consumer Products. We have restated our segment information for prior years to conform to the current segment structure.

     We also operate several other businesses, including the manufacture of empty soft-gelatin capsules, contract manufacturing, bulk pharmaceutical chemicals and diagnostics. Due to the size of these businesses, they are grouped in and their results and assets are included in the “Corporate/Other” category of our segment information. On January 19, 2004, we announced that we have agreed to sell for $575 million in cash our in-vitro allergy and autoimmune diagnostic testing business, which we acquired as part of Pharmacia in April 2003. This sale is subject to regulatory approvals and is expected to close in the first half of 2004.

     Comparative segment revenues, profits and related financial information for 2003, 2002 and 2001 are presented in the table captioned Segment in Note 21 to our consolidated financial statements, Segment, Geographic and Revenue Information, on page 52 of our 2003 Financial Report. Tables captioned Percentage Change in Revenues and Percentage Change in Geographic Revenues on page 7 of our 2003 Financial Report present additional segment information. The information from those sections of our 2003 Financial Report is incorporated by reference in this 2003 Form 10-K.

     Our businesses are heavily regulated in most of the countries where we operate. In the U.S., the principal authority regulating our operations is the Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. Similar regulations exist in most other countries, and in many countries the government also regulates our prices. See Government Regulation and Price Constraints below.

Pharmaceutical Segment

     Our Pharmaceutical business is the largest in the world. This segment includes treatments for cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies. In 2003, Pharmaceutical revenues increased 40%, to $39.6 billion, due in large part to the inclusion of legacy Pharmacia products as well as strong performances by many legacy Pfizer products and the favorable impact of foreign exchange. Revenues from this segment contributed 88% of our total revenues in 2003 and 87% in each of 2002 and 2001. We recorded product sales of more than $1 billion for each of nine pharmaceutical products in 2003. Those nine products - Lipitor, Norvasc, Zoloft, Neurontin, Zithromax, Celebrex, Viagra, Zyrtec and Diflucan - represented 70% of Pharmaceutical revenues in 2003. In addition, in 2003, Xalatan/Xalcom became the first ophthalmic medicine to achieve $1 billion in annual sales (including 2003 sales prior to our acquisition of Pharmacia in April). A table captioned Revenues - Major Pharmaceutical Products on page 7 of our 2003 Financial Report is incorporated by reference.

     Our principal pharmaceutical products and certain recently approved products are as follows:

Cardiovascular and Metabolic Diseases

•	Lipitor, our largest-selling product, is for the treatment of elevated cholesterol in the bloodstream. It is the most-prescribed medicine of any kind in the world.

•	Norvasc is for the treatment of hypertension (high blood pressure) and angina (heart pain). It is the world’s most-prescribed branded medicine for the treatment of hypertension and angina and the fourth-largest selling drug of any kind in the world.

•	Caduet, a dual therapy medicine, was approved by the FDA on January 30, 2004. Caduet contains Lipitor for the treatment of high cholesterol and Norvasc for the treatment of high blood pressure. We submitted an application in the European Union (EU) for Caduet in December 2003.

•	Accupril/Accuretic is an angiotensin converting enzyme (ACE) inhibitor for the treatment of hypertension and congestive heart failure.

•	Cardura is for the treatment of hypertension and benign prostatic hyperplasia (enlarged prostate gland).

•	Glucotrol XL is for the treatment of diabetes. It is an oral medicine that stimulates the pancreas to produce more insulin.

•	Inspra, for the treatment of congestive heart failure in patients who have had a heart attack, was approved by the FDA in October 2003. The product was launched for this indication in the U.S. in January 2004. A filing for this indication was submitted in the EU in July 2003.

Central Nervous System Disorders

•	Zoloft is the most-prescribed selective serotonin re-uptake inhibitor in the U.S. It is for the treatment of depression, panic disorder, obsessive-compulsive disorder in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications except PMDD and is the only approved drug for the long-term treatment of PTSD and SAD.

•	Neurontin is a leading epilepsy medicine, approved as an add-on therapy with other anti-epileptic medications to treat partial seizures in patients over three years of age. It also is approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. In addition, Neurontin is the first oral medication approved in the U.S. for the treatment of post-herpetic neuralgia, a persistent, painful condition that afflicts many people in the aftermath of shingles.

•	Geodon, which is marketed under the trademark Zeldox in many countries outside the U.S., is for the treatment of symptoms associated with schizophrenia. It has been approved in 64 countries and launched in the U.S., Germany, Spain, Brazil and other major markets. It is the first and only atypical antipsychotic available in both an oral and a rapid-acting, intramuscular dosage form.

•	Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We copromote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries.

•	Xanax is for the treatment of generalized anxiety disorder and panic disorder. Xanax XR, an extended-release formulation of the drug, is a rapid-acting, once-a-day medication approved for treating panic disorder. Xanax XR was approved by the FDA and launched in the U.S. in 2003.

•	Relpax is an oral treatment for acute migraine headaches. It has been launched in more than 25 countries, including the U.S., where it was launched in March 2003, Japan and throughout Europe.

•	Rebif, discovered and developed by Serono S.A., is for the treatment of relapsing forms of multiple sclerosis. We copromote Rebif with Serono in the U.S.

Arthritis and Pain

•	Celebrex is for the treatment of osteoarthritis, rheumatoid arthritis, acute pain and menstrual pain. It also is approved in the U.S. and the EU for the treatment of familial adenomatous polyposis. Celebrex has the broadest range of approved indications of any selective COX-2 inhibitor and is the most-prescribed arthritis brand in the U.S.

•	Bextra is for the treatment of osteoarthritis, rheumatoid arthritis and menstrual pain. It was launched in the U.S. in 2002 and in the EU in 2003 and also has been launched in Canada and most of Latin America.

Infectious and Respiratory Diseases

•	Zithromax is the largest-selling antibiotic in the world. It is the only available single-dose treatment for middle ear infection in the U.S., and the Zithromax Tri-Pak dosage form is the first and only three-day regimen for the treatment of acute bacterial exacerbations of chronic obstructive pulmonary disease. On January 20, 2004, we announced that the FDA has approved Zithromax as a once-daily, three-day treatment for acute bacterial sinusitis. Zithromax is licensed to us exclusively by Pliva, a Croatian pharmaceutical company.

•	Diflucan is the world’s leading systemic antifungal. It is used to treat various fungal infections, including vaginal infections and certain infections that afflict HIV/AIDS and cancer patients with weakened immune systems. Diflucan lost patent protection in Japan and much of Europe in 2003, and the U.S. basic patent for Diflucan expired in January 2004. The FDA has granted us pediatric exclusivity with respect to Diflucan, which extends our marketing exclusivity for six months after the patent expiration date, through July 29, 2004. The FDA’s grant of pediatric exclusivity is the subject of a pending legal challenge. See Item 3, Legal Proceedings, below.

•	Viracept is a protease inhibitor, used in combination with other antiretroviral drugs for the treatment of HIV/AIDS infections. We market Viracept in the U.S. and Canada.

•	Vfend is a treatment that can be administered orally or intravenously for certain serious and potentially fatal fungal infections. Vfend was launched in the U.S. and Europe in 2002 and has now been launched in 37 countries. In November 2003, Vfend was approved by the FDA for the treatment of esophageal candidiasis, and, in December 2003, it was approved by the FDA in an oral-suspension formulation suitable for patients unable to swallow the tablet form.

•	Zyvox is for the treatment of serious Gram-positive infections in adults and children, which increasingly are caused by drug-resistant bacteria. In July 2003, the FDA approved Zyvox for the treatment of diabetic foot infections. Zyvox is available in intravenous, tablet and oral-suspension formulations.

•	Spiriva is for the treatment of chronic obstructive pulmonary disease (COPD), a chronic respiratory disorder that includes chronic bronchitis and emphysema. We copromote Spiriva with Boehringer Ingelheim, which discovered and developed the drug. Spiriva has been launched in more than 40 countries, including Canada and several European countries. On January 30, 2004, the FDA approved Spiriva HandiHaler, an inhaled treatment for the long-term, once-daily maintenance treatment of bronchospasm associated with COPD.

Urogenital Conditions

•	Viagra is for the treatment of erectile dysfunction. It is the most-prescribed medicine in the world for the treatment of this condition.

•	Detrol is the world’s leading product for the treatment of overactive bladder. Detrol LA is an extended-release formulation of the drug, taken once a day.

Cancer

•	Camptosar is one of the leading treatments for colorectal cancer.

•	Ellence and Aromasin are for the treatment of breast cancer.

Eye Disease

•	Xalatan is the most-prescribed glaucoma medicine in the U.S., Europe and Japan. It is for the treatment of open-angle glaucoma and ocular hypertension. Xalcom consists of Xalatan with the beta blocker timolol. In 2003, Xalatan/Xalcom became the first ophthalmic medicine to achieve $1 billion in annual sales (including 2003 sales prior to our acquisition of Pharmacia in April).

•	On July 24, 2003, we announced that we are exploring strategic options for our surgical ophthalmology business, including its possible sale. We acquired this business as part of Pharmacia in April 2003.

Endocrine Disorders

•	Genotropin is the world’s leading human recombinant growth hormone. It is for the treatment of various growth disorders in children and adults. Novo Nordisk has granted us a non-exclusive license to sell Genotropin in the U.S.

Allergies

•	Zyrtec is for the treatment of year-round indoor and seasonal outdoor allergies and hives. It is indicated for use in children as young as six months old. Zyrtec is the leading branded antihistamine in the U.S. in new prescriptions and the only prescription antihistamine available in a syrup formulation. Zyrtec-D 12 Hour is the only prescription oral antihistamine/decongestant combination medicine approved to treat both year-round indoor and outdoor allergies as well as nasal congestion. Zyrtec is licensed to us by the Belgian company UCB S.A. We copromote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A., and we have a license to sell Zyrtec under various trade names as an over-the-counter (OTC) medicine in Canada, Europe, Australia and South Africa.

Other Disorders

•	Medrol is used to treat hospitalized patients for chronic inflammation disorders, including arthritis and asthma.

Consumer Healthcare Segment

     Our Consumer Healthcare business is one of the largest in the world. We market many of the world’s best-known OTC medications for oral care, upper respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth.

     In 2003, Consumer Healthcare revenues increased 20%, to $3 billion, primarily due to the inclusion of legacy Pharmacia products as well as the strong performance of Listerine mouthwash and the favorable impact of foreign exchange. Revenues from this segment contributed 7% of our total revenues in 2003 and 8% in each of 2002 and 2001.

     Consumer Healthcare’s principal products include:

•	Listerine mouthwash

•	Listerine PocketPaks oral care strips

•	Nicorette for tobacco dependence

•	Benadryl antihistamine for allergies

•	Sudafed for sinus congestion

•	Rogaine for hair growth

•	Zantac 75 for prevention and relief of heartburn

•	Rolaids antacid tablets

•	Efferdent denture cleaner

•	Neosporin antibiotic ointment

•	Visine eye drops

•	BenGay topical analgesic

•	Cortizone skin care products

•	Lubriderm moisturizing lotions

•	Unisom sleep aids

•	Desitin ointments for treatment of diaper rash

•	Ludens throat drops

     Consumer Healthcare can extend the life of some of our prescription medications by converting them to OTC medications. For example, Nicorette, Benadryl, Sudafed and Zantac 75 were all previously prescription products. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products.

Animal Health Segment

     Our Animal Health business is the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. In 2003, Animal Health revenues increased 43%, to $1.6 billion, mainly due to the inclusion of legacy Pharmacia products as well as strong performances by many legacy Pfizer products and the favorable impact of foreign exchange. Revenues from this segment contributed 3.5% of our total revenues in each of 2003, 2002 and 2001.

     Among the products we market are parasiticides, anti-inflammatories, vaccines, antibiotics and related medicines, including the products discussed below.

     Parasiticides constitute the largest segment of the animal health market for companion animals, consisting mainly of medicines for the control of parasites such as fleas and heartworm. Our product, Revolution, is our largest-selling parasiticide for companion animals.

     Rimadyl relieves pain and inflammation associated with canine osteoarthritis and soft tissue orthopedic surgery. Rimadyl is the only arthritis pain medication prescribed by veterinarians available in chewable tablets and regular caplets and in an injectable formulation.

     Clavamox/Synulox is an antibiotic for dogs and cats.

     Our vaccine portfolio for livestock is extensive and includes RespiSureOne/StellamuneOne, a single-dose vaccine used to prevent pneumonia in swine, and Bovi-Shield Gold, a reproductive and respiratory cattle vaccine.

     Dectomax injectable and pour-on formulations remove and control internal and external parasites in beef cattle.

     Naxcel/Excenel RTU is an antibiotic used to treat respiratory and internal infections in cattle and swine.

     On December 15, 2003, we announced that Animal Health has agreed to acquire CSL Animal Health, a division of CSL Limited of Melbourne, Australia, for $126 million. This acquisition, which is subject to regulatory approvals and is expected to close in the first quarter of 2004, will enhance our presence in Australia’s animal health marketplace.

Research and Product Development

     Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $7.1 billion in 2003, $5.2 billion in 2002 and $4.8 billion in 2001 on research and development.

     We conduct research internally and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out innovative technologies developed by third parties to incorporate into our discovery or development processes or projects as well as our product lines through acquisition or through licensing or other arrangements.

     Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from early discovery to development to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research.

     We believe that our investments in research have been rewarded by the number of pharmaceutical compounds we have in all stages of development. We currently are working on approximately 225 projects in development, including approximately 130 new molecular entities and 95 product-line extensions. In addition, we have more than 400 projects in discovery research. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early development. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

     In addition to discovering and developing new products, our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In 2003, for example, the FDA approved the additional use of Zoloft for the treatment of social anxiety disorder.

     Information concerning several of our drug candidates in development as well as supplemental filings for existing products is set forth under the heading Product Developments on pages 10 through 12 of our 2003 Financial Report. That information is incorporated by reference.

     Our competitors also devote substantial funds and resources to research and development. In addition, the consolidation that has occurred in our industry has created companies with substantial research and development resources. The extent to which our competitors are successful in their research could result in erosion of the sales of our products and unanticipated product obsolescence.

International Operations

     We have significant operations outside the United States. They are conducted both through our subsidiaries and through distributors, and involve the same business segments - Pharmaceutical, Consumer Healthcare and Animal Health - as our U.S. operations.

     Revenues from operations outside the U.S. of $18.3 billion accounted for 40.6% of our total revenues in 2003. Revenues exceeded $500 million in each of ten countries outside the U.S. in 2003. The U.S. was the only country to contribute more than 10% of our total revenues. Japan is our second-largest national market, with 5.9% of our revenues in 2003, 6.1% of our revenues in 2002 and 6.2% of our revenues in 2001.

     For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 21 to our consolidated financial statements, Segment, Geographic and Revenue Information, on page 52 of our 2003 Financial Report and the table captioned Percentage Change in Geographic Revenues on page 7 of our 2003 Financial Report. Those tables are incorporated by reference.

     Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include currency fluctuations; capital and exchange control regulations; expropriation and nationalization; and other restrictive government actions. Our international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products. See Government Regulation and Price Constraints below for discussion of these matters.

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of our net assets and results of operations. In 2003, revenues were favorably impacted by foreign exchange, as currency movements relative to the U.S. dollar increased our reported revenues in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 5-D to our consolidated financial statements, Derivative Financial Instruments and Hedging Activities, on pages 35 through 37 of our 2003 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

Marketing

     In our global Pharmaceutical business, we promote our products to health care providers such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. Through our marketing organizations, we explain the approved uses and advantages of our products to health care providers. We also market directly to consumers in the U.S. through direct-to-consumer print and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research.

     Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products. Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies.

     We seek to gain access to health authority, PBM and MCO formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of our products. We also work with MCOs and PBMs to assist them with disease management, patient education and other tools that help their medical treatment routines. For example, we sponsor a program offered by the State of Florida Agency for Health Care Administration that is designed to help manage chronic diseases among Florida’s Medicaid population.

     Our Consumer Healthcare business primarily uses its own representatives to directly promote its products, including marketing certain products directly to professionals using a professional detail force. We also use print and television consumer advertising and offer sales incentives such as coupons. Our consumer products are sold through various retailers.

     Our Animal Health business also uses its own sales organization to promote its products. Its advertising and promotion are generally targeted to health professionals, directly and through medical journals. Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors and retail outlets as well as directly to users. Where appropriate, these products are also marketed through print and television advertising.

     During 2003, sales to our three largest customers were as follows:

•	McKesson, Inc. - 18.4% of our total revenues;

•	Cardinal Health, Inc. - 14.1% of our total revenues; and

•	AmerisourceBergen Corporation - 12.0% of our total revenues.

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

     We own or license a number of U.S. and foreign patents. These patents cover pharmaceutical and other products and their uses; pharmaceutical formulations; product manufacturing processes; and intermediate chemical compounds used in manufacturing.

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

     In the aggregate, our patent and related rights are of material importance to our businesses in the U.S. and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider significant in relation to our business as a whole, together with the year in which the U.S. basic product patent expires (including, where applicable, the additional six-month pediatric exclusivity period), are those for the following drugs:

U.S. Basic
Product Patent
Drug	Expiration Year

Zithromax	2005
Zoloft	2006
Norvasc	2007
Zyrtec	2007
Aricept	2010
Lipitor	2010
Xalatan	See below
Viagra	2012
Detrol	2012
Celebrex	2013
Bextra	2015
Genotropin	2015
Neurontin	See below

     In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of further diseases or conditions. Such patents may not protect the Company’s drug from generic drug competition after the expiration of the basic product patent.

     While the U.S. basic product patent relating to Accupril expired in 2003, we have patents on particular formulations containing quinapril until 2007. The U.S. basic product patent relating to Diflucan expired in January 2004. The FDA has granted us pediatric exclusivity with respect to Diflucan, which extends our marketing exclusivity for six months after the patent expiration date, through July 29, 2004. The FDA’s grant of pediatric exclusivity is the subject of a pending legal challenge. See Item 3, Legal Proceedings, below.

     Zithromax is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in bulk crude form from Pliva.

     Zyrtec is patented by the Belgian company UCB S.A. and is licensed to us for sales in the U.S., Canada, Europe, Australia and South Africa. We copromote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. and have a license to sell Zyrtec under various trade names as an OTC medicine in the other markets.

     Aricept is patented by Eisai Co., Ltd. We copromote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries.

     Xalatan is not protected by a basic product patent. However, we have broadly patented ophthalmic formulations containing lantanoprost until 2011.

     Genotropin is patented by Novo Nordisk, which has granted us a non-exclusive license to sell the drug in the U.S.

     The U.S. basic product patent relating to Neurontin expired in 1994. However, in April 2000, a U.S. patent was granted relating to stable pharmaceutical compositions of Neurontin containing low levels of lactam impurity. This patent expires in 2017. See Item 3, Legal Proceedings, below, regarding the approval by the FDA of products that we believe infringe this patent.

     Other companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Norvasc, Celebrex, Xalatan and Detrol. Separately, we are defendants in an action alleging patent infringement with respect to our sales of Celebrex and Bextra. See Item 3, Legal Proceedings, below.

     We have other patent rights covering additional products that have lesser revenues.

     The expiration of a basic product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the covered product and can result in a significant reduction in sales of the pioneer product in a very short period. In some cases, however, we can continue to obtain commercial benefits from product manufacturing trade secrets; patents on uses for products; patents on processes and intermediates for the economical manufacture of the active ingredients; patents for special formulations of the product or delivery mechanisms; and conversion of the active ingredient to OTC products.

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

Competition

     Competition is intense in all of our businesses and includes many large and small competitors. The principal means of competition vary among product categories and business groups. However, efficacy, safety, patients’ and customers’ ease of use and cost effectiveness are important factors for success in all of our principal businesses.

     Our human pharmaceutical business is the largest in the world. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers.

     We focus on unmet medical needs and therapeutic improvements. Our emphasis on innovation has led to our multi-billion-dollar research and development investments over the past decade.

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

     Our consumer healthcare business is one of the largest in the world. However, many other companies, large and small, manufacture and sell one or more products that are similar to our consumer healthcare products. Sources of competitive advantage include product quality and efficacy, brand identity, advertising and promotion, product innovation, broad distribution capabilities and price. Significant expenditures for advertising, promotion and marketing are generally required to achieve and maintain both consumer and trade acceptance of consumer products.

     While our animal health business is the largest in the world, many other companies offer competitive products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include product innovation, quality, service, effective promotion to veterinary professionals and consumers and price. We promote our products directly through our sales representatives as well as through advertising.

Managed Care Organizations

     The growth of MCOs in the U.S. has been a major factor in the competitive make-up of the health care marketplace. A substantial portion of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations has become important to our business.

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

     The growth of MCOs has increased pressure on drug prices. A major objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can prevent the need for hospitalization, professional therapy or even surgery, such drugs can become favored first-line treatments for certain diseases.

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

     The impact of MCOs on drug prices and volumes may increase as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the recently enacted, limited out-patient drug benefit under Medicare, as discussed below under Government Regulation and Price Constraints.

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

Generic Products

     One of the biggest competitive challenges that we face in the U.S. and that is growing internationally is from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, we can lose the major portion of sales of that product in a very short period. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about the product to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, and allows generic manufacturers to rely on the safety and efficacy of the pioneer product. Generic products need only demonstrate a level of availability in the bloodstream equivalent to that of the pioneer product. This means that, after we have borne the expenses of discovering, developing and testing a medicine for safety and efficacy, obtaining regulatory approval and informing the medical community about its therapeutic benefits, generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less.

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

Raw Materials

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2003, and none are expected in 2004.

Government Regulation and Price Constraints

In the United States

     General. Pharmaceutical companies are subject to extensive regulation by national, state and local agencies in the countries in which they do business. Of particular importance is the FDA in the U.S. It has jurisdiction over our human pharmaceutical business and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products. The FDA also regulates most of our consumer healthcare products and, along with the U.S. Department of Agriculture and the U.S. Environmental Protection Agency, our animal health products.

     In addition, we are subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

     We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies (see Item 3, Legal Proceedings, below). Such actions may include product recalls, seizures and other civil and criminal sanctions.

     Medicare. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the 2003 Medicare Act) was enacted. Under this legislation, Medicare beneficiaries will be eligible to obtain a Medicare-endorsed, drug-discount card from an MCO, PBM or other private sector provider beginning in the spring of 2004 and continuing through 2005. Then, beginning in 2006, Medicare beneficiaries will be eligible to purchase prescription drug coverage with limited benefits from a private sector provider. At this early stage, it is difficult to predict the impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the partial reimbursement under Medicare. Such potential sales increases, however, may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries.

     In 2002, we implemented the Pfizer for Living Share Card program in order to help address the issue of affordable access to health care for those most in need. Through this program, low-income Medicare recipients without prescription drug coverage can purchase 30-day prescriptions of any Pfizer prescription medicine and of the copromoted product Aricept at many retail pharmacies for $15. We remain committed to this or similar programs until Medicare beneficiaries are eligible to purchase prescription drug coverage beginning in 2006.

     Importation of Drugs. There is considerable political pressure to allow the importation into the U.S. of prescription drugs that are manufactured outside the U.S. and sold at prices that are regulated by the governments of various foreign countries. In addition to raising safety concerns, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Act maintains the current prohibition on such imports, it would allow importation from Canada if the Secretary of Health and Human Services certifies that such importation is safe and would result in savings to consumers. Before the 2003 Medicare Act, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of Health and Human Services made the same safety and cost-savings certifications.

     Medicaid and Related Matters. In recent years, various proposals have been offered at the federal and state levels that would bring about major changes in the Medicaid program. Driven by budget concerns, some states have implemented and other states are considering price controls or patient-access constraints on medicines under the Medicaid program. If changes are implemented under the Medicaid program that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. In addition, some states are considering price-control regimes that would apply to all of their residents, regardless of income, as well as various approaches to controlling pharmaceutical marketing.

     U.S. law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. Some states are seeking rebates in excess of the amounts required by federal law, and there are federal legislative proposals to expand current Medicaid rebates. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates on page 9 of our 2003 Financial Report, which is incorporated by reference.

     Hatch-Waxman Act. Under the 1984 Drug Price Competition and Patent Term Restoration Act, known as the Hatch-Waxman Act, if a generic drug company files an abbreviated new drug application with the FDA and a research-based drug company promptly files a lawsuit alleging that the generic product would infringe one or more of its patents, approval of the abbreviated new drug application by the FDA automatically is stayed for a period of up to 30 months (but not beyond the expiration date of the patents). The 2003 Medicare Act includes an amendment to the Hatch-Waxman Act providing that such 30-month stays apply only to patents that are submitted to the FDA before the submission of an abbreviated new drug application by a generic company. This provision has the effect of preventing multiple stays when additional patents are issued after an abbreviated new drug application has been filed. The amendment also requires that agreements between research-based companies and generic drug companies relating to either a brand-name drug or a generic drug be filed with the Department of Justice and the Federal Trade Commission.

Outside the United States

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

     Since 1998, the approval of new drugs across the EU is possible only using the European Medicines Evaluation Agency’s (EMEA) mutual recognition or central approval processes. The use of either of these procedures provides a more rapid and consistent approval within the member states than was the case when the approval processes were operating independently within each member state. Further, Norway and Iceland are full participants in the EU central approval processes. The addition of ten new member states to the EU in May 2004 will extend the scope of these approval procedures. Since the EMEA does not have jurisdiction over patient reimbursement or pricing matters in EU member states, we will continue to deal with individual countries on such issues across the enlarged EU.

Environmental Law Compliance

     Most of our manufacturing and certain of our research operations are affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Item 3, Legal Proceedings, below). As a result, we incurred capital and operational expenditures in 2003 for the clean-up of certain past industrial activity and for other environmental protection purposes as follows:

•	environment-related capital expenditures - $45 million

•	other environment-related expenses - $209 million

     While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

Tax Matters

     The discussion of tax-related matters in Note 10 to our consolidated financial statements, Taxes on Income, on pages 39 and 40 of our 2003 Financial Report is incorporated by reference.

Employees

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2003, we employed approximately 122,000 people in our operations throughout the world.

Cautionary Factors That May Affect Future Results

     (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     Our disclosure and analysis in this 2003 Form 10-K and in our 2003 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

     We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

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

• U.S. and foreign governmental regulations mandating price controls and patient-access constraints impact our business, and our future results could be affected by changes in such regulations. In the U.S., many pharmaceutical products are subject to increasing pricing pressures. Such pressures may increase as the result of the 2003 Medicare Act. On the other hand, usage of pharmaceuticals also may increase due to the expanded access to medicines afforded by the partial reimbursement under the 2003 Medicare Act. In addition, MCOs as well as Medicaid and other government agencies continue to seek price discounts. Government efforts to reduce Medicaid expenses may continue to increase the use of MCOs. This may result in managed care’s influencing prescription decisions for a larger segment of the population. In addition, some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to all of their residents, regardless of income. Other matters that could be the subject of U.S. legislative or regulatory action affecting our business include the importation of prescription drugs that are manufactured outside the U.S. and sold at prices that are regulated by the governments of various foreign countries and the involuntary approval of prescription medicines for OTC use.

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

• Competition from manufacturers of generic drugs is a major challenge in the U.S. and is growing internationally. Upon the expiration or loss of patent protection for a product, we can lose the major portion of sales of that product in a very short period. The U.S. basic product patent covering Diflucan expired in January 2004. The FDA has granted us pediatric exclusivity with respect to Diflucan, which extends our marketing exclusivity through July 29, 2004, but the grant of pediatric exclusivity is subject to a pending legal challenge by a generic manufacturer. The patents covering several of our other medicines, including Lipitor, Norvasc, Neurontin, Celebrex, Xalatan and Detrol, are being challenged by generic manufacturers.

• We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales. Products that compete with our drugs, including some of our best-selling medicines, are launched from time to time. Launches of a number of competitive products have occurred recently, and certain potentially competitive products are in various stages of development, some of which have been filed for approval with the FDA and with regulatory authorities in other countries.

• We recorded product sales of more than $1 billion for each of nine pharmaceutical products in 2003: Lipitor, Norvasc, Zoloft, Neurontin, Zithromax, Celebrex, Viagra, Zyrtec and Diflucan. Those products accounted for 61% of our 2003 revenues. In addition, Xalatan/Xalcom achieved more than $1 billion in annual sales in 2003 (including 2003 sales prior to our acquisition of Pharmacia in April). If these or any of our other major products were to become subject to a problem such as loss of patent protection, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from existing competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines are the subject of pending legal challenges.

• The discovery and development of new products as well as the development of additional uses for existing products is very important to the success of the Company. However, balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and in research and development for new products and existing product extensions could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

• Risks and uncertainties particularly apply with respect to product-related forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. There also are many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related forward-looking statements.

• Decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy once the drug receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing, but they consume time and resources and can delay submitting the drug candidate for initial approval. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The quality of our decisions in this area could affect our future results.

• 40.6% of our 2003 revenues derived from international operations, including 5.9% from Japan. These international-based revenues as well as our substantial international assets expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management on pages 19 and 20 of our 2003 Financial Report. For additional details, see Note 5-D to our consolidated financial statements, Derivative Financial Instruments and Hedging Activities, on pages 35 through 37 of our 2003 Financial Report. Those sections of our 2003 Financial Report are incorporated by reference.

     Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

• Our international operations also could be affected by changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems, inter-governmental disputes and possible nationalization.

• Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to increase production capacity commensurate with demand, or the failure to predict market demand for, or to gain market acceptance of, approved products, could affect future results.

• Growth in costs and expenses, changes in product mix and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could affect future results. Such risks and uncertainties include, in particular, our ability to integrate and to obtain the anticipated results and synergies from our acquisition of Pharmacia.

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

ITEM 2. PROPERTIES

     Our corporate headquarters and the headquarters of our Pharmaceutical and Animal Health businesses are located at our world headquarters, which includes several buildings in New York City. We own three of the buildings, including our main, 33-story office tower at 235 East 42nd Street, and lease space in the other buildings nearby. Our 33-story office tower is located on a site we lease under a long-term ground lease.

     For our Pharmaceutical businesses, we own and lease space around the world for sales and marketing, administrative support and customer service functions.

     Our Global Research and Development division is headquartered in New London, Connecticut. We have major pharmaceutical research and development operations in owned facilities in Amboise, France; Ann Arbor, Kalamazoo and Portage, Michigan; Cambridge, Massachusetts; Groton, Connecticut; Nagoya, Japan; St. Louis, Missouri; and Sandwich, England, U.K. We also lease major facilities in La Jolla, California for pharmaceutical research and development operations. As we announced shortly after the acquisition of Pharmacia in April 2003, we have closed or will close a number of other legacy Pfizer and legacy Pharmacia pharmaceutical research and development operations in the U.S. and various other countries.

     We have veterinary medicine research and development operations in owned facilities in Henrietta and Richland Township, Michigan; Lincoln, Nebraska; and Sandwich, England, U.K.

     The headquarters and the research and U.S. operations of our Consumer Healthcare business are located in Morris Plains, New Jersey, where we own five buildings and lease a smaller amount of space nearby. Consumer Healthcare’s sales and marketing offices in the U.S. are located in leased facilities. In most markets outside of the U.S., Consumer Healthcare’s sales and marketing operations as well as administrative support are located in owned or leased facilities shared with our Pharmaceutical and other businesses.

     Our Global Manufacturing division operates plants in 86 locations around the world that manufacture products for our Pharmaceutical, Consumer Healthcare and Animal Health businesses. Major facilities are located in Belgium, Brazil, China, France, Germany, Ireland, Italy, Japan, Mexico, Puerto Rico, Singapore, Sweden, the United Kingdom and the United States. The Global Manufacturing division also operates numerous distribution facilities in major markets around the world.

     In general, our properties are well maintained, adequate and suitable to their purposes. The growth of our businesses, including as a result of the acquisition of Pharmacia in 2003, has created space pressures for certain operations, however. We have responded to such challenges with plans to provide appropriate facilities as needs are demonstrated. Among other steps, in 2003 we purchased an additional building in New York City to accommodate the requirements of our world headquarters. Note 7 to our consolidated financial statements, Property, Plant and Equipment, on page 38 of our 2003 Financial Report, which discloses amounts invested in land, buildings and equipment, and the discussion of investing activities under the heading Summary of Cash Flows on page 17 of our 2003 Financial Report, which describes our capital expenditures, are incorporated by reference. See also the discussion under Note 12 to our consolidated financial statements, Lease Commitments, on page 44 of our 2003 Financial Report, which also is incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

     Certain legal proceedings in which we are involved are discussed in Note 20 to our consolidated financial statements, Legal Proceedings and Contingencies, on pages 47 through 51 of our 2003 Financial Report. That discussion is incorporated by reference. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjuction with Note 20. Unless otherwise indicated, all proceedings discussed in Note 20 remain pending.

Product Liability Matters

Rezulin

     A state court in Madison County, Illinois has certified a statewide class of all users of Rezulin seeking economic damages. The Company has entered into a contingent agreement to settle this action on behalf of that class. The agreement is subject to a number of significant conditions, including notice to the class, a hearing and court approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2004 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Leadership Team.

Name	Age	Position

Peter B. Corr	55	Senior Vice President - Science and Technology
Charles L. Hardwick	62	Senior Vice President - Corporate Affairs
Yvonne R. Jackson	54	Senior Vice President - Human Resources
Karen L. Katen	55	Executive Vice President; President - Pfizer Global Pharmaceuticals
Jeffrey B. Kindler	48	Senior Vice President and General Counsel
John L. LaMattina	54	Senior Vice President; President - Pfizer Global Research and Development
Henry A. McKinnell	61	Chairman of the Board and Chief Executive Officer
John W. Mitchell	65	Senior Vice President; President - Pfizer Global Manufacturing
David L. Shedlarz	55	Executive Vice President and Chief Financial Officer

Information concerning Dr. Corr, Ms. Katen, Mr. Kindler, Dr. McKinnell and Mr. Shedlarz is incorporated by reference from the discussion under the headings Nominees For Directors and Named Executive Officers Who Are Not Directors in our proxy statement for the 2004 Annual Meeting of Shareholders.

Charles L. Hardwick

Mr. Hardwick joined us in 1966. He held a number of positions in government and public affairs and in marketing before becoming Vice President - Government and Public Affairs in 1997. He was appointed Senior Vice President - Government Relations and Public Affairs in March 2001. He was elected Vice President of Pfizer Inc.; Senior Vice President - Corporate Affairs in December 2001 and elected Senior Vice President - Corporate Affairs of Pfizer Inc. effective July 2002.

Yvonne R. Jackson

Ms. Jackson joined us in 2002 and was elected Senior Vice President - Human Resources in October 2003. Prior to joining us, she served as Senior Vice President of Human Resources, Organization and Environment at Compaq Computer Corporation from 1999 to 2002 and as Senior Vice President of Worldwide Human Resources at Burger King Corporation from 1993 until 1999. Previously, she served in various positions of increasing responsibility at Avon Products, Inc. and at Sears, Roebuck and Co.

John L. LaMattina

Dr. LaMattina joined us in 1977. He held various positions of increasing responsibility in research and development before becoming Senior Vice President of Worldwide Development in 1999. He was elected Vice President of Pfizer Inc.; Executive Vice President - Pfizer Global Research and Development; President - Worldwide Research in April 2001. He was elected Vice

President of Pfizer Inc.; Executive Vice President - Pfizer Global Research and Development; President - Worldwide Research and Technology Alliances in May 2002. He was elected Senior Vice President of Pfizer Inc.; President - Pfizer Global Research and Development in October 2003.

John W. Mitchell

Mr. Mitchell joined us in the manufacturing division in 1964. He progressed through various positions of increasing responsibility before becoming Vice President - Manufacturing of the Pfizer Pharmaceuticals Group in 1997. He was appointed Senior Vice President - Pfizer Global Manufacturing in 1999 and President - Pfizer Global Manufacturing in 2000. He was elected Vice President of Pfizer Inc.; President - Pfizer Global Manufacturing in April 2001 and elected Senior Vice President of Pfizer Inc.; President - Pfizer Global Manufacturing in February 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal market for our Common Stock is the New York Stock Exchange. It also is listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) on pages 54 and 55 of our 2003 Financial Report.

     This table provides information with respect to purchases by the Company of shares of its Common Stock during the fiscal fourth quarter of 2003:

Issuer Purchases of Equity Securities*

	(a)		(b)		(c)	(d)

						Approximate
					Total Number of	Dollar Value of
					Shares Purchased	Shares that May
					as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price		Announced Plans	Under the Plans or
Period	Shares Purchased		Paid per Share		or Programs	Programs

September 29 through October 31, 2003	73,192,000	**	$30.8358	**	480,833,984 **	$870,074,616 **
November 1 through November 30, 2003	27,567,550	**	$31.5615	**	508,401,534 **	$1,461 **
December 1 through December 31, 2003	1,075,000	***	$34.5654	***	1,075,000 ***	$4,962,842,195 ***

Total	101,834,550		$31.0716		509,476,534	$4,962,842,195 ***

*On July 15, 2002, the Company announced that the Board of Directors had authorized the purchase of up to $16 billion of the Company’s Common Stock (the “2002 Program”), with such purchases to be completed no later than June 2004. The Company completed its share purchases under this program in November 2003.

On December 15, 2003, the Company announced that the Board of Directors had authorized the purchase of up to an additional $5 billion of the Company’s Common Stock (the “2003 Program”). Such purchases are expected to be completed by the end of 2004.

**Under the 2002 Program.

***Under the 2003 Program.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from the Financial Summary on page 56 of our 2003 Financial Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the Financial Review on pages 2 through 20 of our 2003 Financial Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management on pages 19 and 20 of our 2003 Financial Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Independent Auditors’ Report on page 22 of our 2003 Financial Report and from the consolidated financial statements, related notes and supplementary data on pages 23 through 55 of our 2003 Financial Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this 2003 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our proxy statement for the 2004 Annual Meeting of Shareholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our proxy statement for the 2004 Annual Meeting of Shareholders. Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Experts in our proxy statement for the 2004 Annual Meeting of Shareholders. Information about the Standards of Business Ethics and Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting

Officer, and the Code of Business Conduct and Ethics governing our Directors is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct in our proxy statement for the 2004 Annual Meeting of Shareholders. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2003 Form  10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information about Director and executive compensation is incorporated by reference from the discussion under the headings 2003 Compensation of Non-Employee Directors, Executive Compensation, Pfizer Inc. Retirement Annuity Plan, Pension Plan Table, and Employment and Severance Agreements in our proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership of Officers and Directors and Equity Compensation Plan Information in our proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Party Transactions in our proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about the fees for 2003 and 2002 for professional services rendered by our independent auditors is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our proxy statement for the 2004 Annual Meeting of Shareholders. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor in Item 2 of our proxy statement for the 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     15(a)(1) Financial Statements. The following consolidated financial statements, related notes, independent auditors’ report and supplementary data from our 2003 Financial Report are incorporated by reference into Item 8 of Part II of this 2003 Form 10-K:

Page(s) in our 2003
Financial Report

Independent Auditors’ Report	22
Consolidated Statement of Income	23
Consolidated Balance Sheet	24
Consolidated Statement of Shareholders’ Equity	25
Consolidated Statement of Cash Flows	26
Notes to Consolidated Financial Statements	27-53
Quarterly Consolidated Financial Data (Unaudited)	54-55

     15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

     15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Margaret M. Foran, Vice President-Corporate Governance and Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2003 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(26) are management contracts or compensatory plans or arrangements.

2	Agreement and Plan of Merger dated as of July 13, 2002 among Pfizer Inc., Pilsner Acquisition Sub Corp. and Pharmacia Corporation is incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-4 as filed with the SEC on October 17, 2002. We agree to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.

3(1)	Our Restated Certificate of Incorporation dated April 11, 2003, is incorporated by reference from our 10-Q report for the period ended March 30, 2003.

3(2)	Our By-laws as amended April 27, 2000, are incorporated by reference from our 10-Q report for the period ended April 2, 2000.

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank is incorporated by reference from our 8-K report filed on January 30, 2001.

4(2)	Except as set forth in Exhibit 4(1) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted. We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(2)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.

10(3)	Pfizer Retirement Annuity Plan, as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.

10(4)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(5)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of February 1, 2002, is incorporated by reference from our 2002 10-K report.

10(6)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(7)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.

10(8)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy
Statement for the 2001 Annual Meeting of Shareholders.

10(9)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(10)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(11)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(12)	Annual Retainer Unit Award Plan (for Non-Employee Directors) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(13)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(14)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(15)	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(16)	Warner-Lambert Company Incentive Compensation Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(17)	Warner-Lambert Company Supplemental Pension Income Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(18)	Pharmacia Corporation Management Incentive Plan, as amended and restated, is incorporated by reference from Pharmacia’s 10-Q report for the period ended September 30, 2000.

10(19)	Pharmacia Corporation 2001 Long-Term Incentive Plan is incorporated by reference from Pharmacia’s 10-Q report for the period ended March 31, 2001.

10(20)	Pharmacia Corporation 1996 Long-Term Incentive Plan, as amended and restated, is incorporated by reference from Pharmacia’s 10-Q report for the period ended September 30, 2000.

10(21)	The form of severance agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated by reference from our 1994 10-K report.

10(22)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(23)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated by reference from our 1997 10-K report.

10(24)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(25)	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2001.

10(26)	Severance Agreement, dated as of January 1, 2002, between us and Jeffrey B. Kindler is incorporated by reference from our 2001 10-K report.

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2003 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23.1	Consent of KPMG LLP, independent certified public accountants.

*23.2	Consent of PricewaterhouseCoopers LLP, independent certified public accountants.

*23.3	Consent of Deloitte & Touche LLP, independent certified public accountants.

*24	Power of Attorney (included as part of the signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     15(b) Reports on Form 8-K. We filed Reports on Form 8-K during the fourth quarter of 2003 on the following dates for the purposes specified: (i) on October 14, 2003, to file reconciliations of certain non-GAAP financial measures included in Pfizer’s and Pharmacia’s Annual Reports on Form 10-K for 2002 to the comparable GAAP financial measures, and to file certain historical financial statements of Pharmacia and certain unaudited pro forma financial information for the six months ended June 29, 2003 in connection with our acquisition of Pharmacia; (ii) on October 22, 2003, to report our financial results for the third quarter of 2003; (iii) on November 14, 2003, to file certain unaudited pro forma financial information for the nine months ended September 28, 2003 in connection with our acquisition of Pharmacia; (iv) on December 2, 2003, to report an amendment to our Rights Agreement changing its expiration date to December 31, 2003; and (v) on December 23, 2003, to report our agreement to acquire Esperion Therapeutics, Inc.

SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: March 10, 2004	By:	/s/ Margaret M. Foran

Margaret M. Foran, Vice President -
Corporate Governance and Secretary

     We, the undersigned directors and officers of Pfizer Inc., hereby severally constitute Margaret M. Foran and Jeffrey B. Kindler, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. McKinnell (Henry A. McKinnell)	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004

/s/ David L. Shedlarz (David L. Shedlarz)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2004

/s/ Loretta V. Cangialosi (Loretta V. Cangialosi)	Vice President - Controller (Principal Accounting Officer)	March 10, 2004

/s/ Michael S. Brown (Michael S. Brown)	Director	March 10, 2004

/s/ M. Anthony Burns (M. Anthony Burns)	Director	March 10, 2004

Signature	Title	Date

/s/ Robert N. Burt (Robert N. Burt)	Director	March 10, 2004

/s/ W. Don Cornwell (W. Don Cornwell)	Director	March 10, 2004

/s/ William H. Gray III (William H. Gray III)	Director	March 10, 2004

/s/ Constance J. Horner (Constance J. Horner)	Director	March 10, 2004

/s/ William R. Howell (William R. Howell)	Director	March 10, 2004

/s/ Stanley O. Ikenberry (Stanley O. Ikenberry)	Director	March 10, 2004

/s/ George A. Lorch (George A. Lorch)	Director	March 10, 2004

/s/ Dana G. Mead (Dana G. Mead)	Director	March 10, 2004

Signature	Title	Date

/s/ Franklin D. Raines (Franklin D. Raines)	Director	March 10, 2004

/s/ Ruth J. Simmons (Ruth J. Simmons)	Director	March 10, 2004

/s/ William C. Steere, Jr. (William C. Steere, Jr.)	Director	March 10, 2004

/s/ Jean-Paul Vallès (Jean-Paul Vallès)	Director	March 10, 2004