Form 10-Q
period 2004-03-28
PFIZER INC
filed 2004-05-07
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

YES    X            NO

At May 5, 2004, 7,630,536,483 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
March 28, 2004

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statement of Income for the three months ended March 28, 2004 and March 30, 2003	3

Condensed Consolidated Balance Sheet at March 28, 2004 and December 31, 2003	4

Condensed Consolidated Statement of Cash Flows for the three months ended March 28, 2004 and March 30, 2003	5

Notes to Condensed Consolidated Financial Statements	6

Independent Accountants' Review Report	17

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.

Disclosure Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	40

Item 2.

Changes in Securities, Use of Proceeds and Issuer	42
Purchases of Equity Securities

Item 4.
Submission of Matters to a Vote of Security Holders	42

Item 6.

Exhibits and Reports on Form 8-K	44

Signature	45

Certifications	48

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended
(millions of dollars, except per common share data)	March 28, 2004	March 30, 2003

Revenues	$12,487	$8,506

Costs and expenses:
Cost of sales	1,794	1,058
Selling, informational and administrative expenses	3,933	2,740
Research and development expenses	1,649	1,218
Merger-related in-process research and development charges	955	--
Merger-related costs	247	91
Other (income)/deductions-net	780	183

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	3,129	3,216

Provision for taxes on income	809	761

Minority interests	2	--

Income from continuing operations before cumulative effect of change in accounting principles	2,318	2,455

Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	13	38
Gains on sales of discontinued businesses and product lines-net of tax	--	2,202

Discontinued operations-net of tax	13	2,240

Income before cumulative effect of change in accounting principles	2,331	4,695

Cumulative effect of change in accounting principles-net of tax	--	(30)

Net income	$2,331	$4,665

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$.31	$.40
Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	--	--
Gains on sales of discontinued businesses and product lines-net of tax	--	.36
Discontinued operations-net of tax	--	.36
Income before cumulative effect of change in accounting principles	.31	.76
Cumulative effect of change in accounting principles-net of tax	--	--
Net income	$.31	$.76

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$.30	$.40
Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	--	--
Gains on sales of discontinued businesses and product lines-net of tax	--	.36
Discontinued operations-net of tax	--	.36
Income before cumulative effect of change in accounting principles	.30	.76
Cumulative effect of change in accounting principles-net of tax	--	--
Net income	$.30	$.76

Weighted average shares used to calculate earnings per common share:
Basic	7,586.4	6,101.4

Diluted	7,678.5	6,161.7

Cash dividends paid per common share	$.17	$.15

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBISIDARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(millions of dollars)	March 28, 2004*	Dec. 31, 2003**
ASSETS
Current Assets
Cash and cash equivalents	$965	$1,520
Short-term investments	12,987	10,432
Accounts receivable, less allowance for doubtful accounts: $192 and $185	10,415	8,636
Short-term loans	448	391
Inventories	5,942	5,699
Prepaid expenses and taxes	3,052	2,758
Assets of discontinued businesses and product lines held for sale	1,580	1,241
Total current assets	35,389	30,677
Long-term investments and loans	5,430	6,142
Property, plant and equipment, less accumulated depreciation: $7,366 and $6,916	17,703	18,156
Goodwill	24,264	22,265
Identifiable intangible assets, net	35,190	35,591
Other assets, deferred taxes and deferred charges	4,313	3,944
Total assets	$122,289	$116,775

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $932 and $726	$10,692	$8,818
Accounts payable	2,479	2,587
Dividends payable	3	1,300
Income taxes payable	1,948	1,910
Accrued compensation and related items	1,636	1,740
Accrued litigation settlements	714	1,402
Other current liabilities	6,857	5,850
Liabilities of discontinued businesses and product lines held for sale	308	302
Total current liabilities	24,637	23,909
Long-term debt	7,144	5,755
Pension benefit obligations	2,915	2,858
Postretirement benefit obligations	1,464	1,451
Deferred taxes	13,053	13,012
Other noncurrent liabilities	4,028	4,413
Total liabilities	53,241	51,398

Shareholders' Equity
Preferred stock	211	219
Common stock	436	435
Additional paid-in capital	66,767	66,396
Retained earnings	31,707	29,382
Accumulated other comprehensive expense	1,729	195
Employee benefit trust	(1,532)	(1,898)
Treasury stock, at cost	(30,270)	(29,352)

Total shareholders' equity	69,048	65,377
Total liabilities and shareholders' equity	$122,289	$116,775

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003

Operating Activities:
Net income	$2,331	$4,665
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Cumulative effect of change in accounting principles	--	30
Income from operations of discontinued businesses and product lines	(13)	(38)
Depreciation and amortization	1,261	269
Merger-related in-process research and development charges	955	--
Gains on sales of discontinued businesses and product lines	--	(3,746)
Gains on sales of products	--	(17)
Deferred income taxes	(284)	22
Other	174	177
Changes in assets and liabilities (net of businesses acquired and divested)	(2,841)	961

Net cash provided by continuing operating activities	1,583	2,323

Investing Activities:
Purchases of property, plant and equipment	(472)	(382)
Purchases of short-term investments	(4,603)	(5,295)
Proceeds from redemptions of short-term investments	2,613	2,727
Purchases of long-term investments	(453)	(356)
Proceeds from redemptions of long-term investments	816	182
Purchases of other assets	(153)	(158)
Proceeds from sales of other assets	109	80
Acquisition of businesses, net of cash acquired	(1,443)	--
Proceeds from the sales of businesses and product lines	--	1,178
Other investment activities	(135)	141

Net cash used in investing activities	(3,721)	(1,883)

Financing Activities:
Increase in short-term borrowings-net	1,776	919
Decrease in short-term borrowings-net	(106)	(89)
Proceeds from issuances of long-term debt	1,524	600
Principal payments on long-term debt	(3)	(256)
Proceeds from common stock issuances	17	15
Purchases of common stock	(912)	(598)
Cash dividends paid	(1,282)	(906)
Stock option transactions and other	569	63

Net cash provided by/(used in) financing activities	1,583	(252)
Net cash provided by discontinued operations	--	14
Effect of exchange-rate changes on cash and cash equivalents	--	(12)
Net increase/(decrease) in cash and cash equivalents	(555)	190
Cash and cash equivalents at beginning of period	1,520	1,878

Cash and cash equivalents at end of period	$965	$2,068

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$796	$312
Interest	69	65

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month period ended February 22, 2004 and February 23, 2003. We have made certain reclassifications to the 2003 condensed consolidated financial statements to conform to the 2004 presentation. This includes the results of operations, the assets and liabilities held for sale and cash flows related to certain businesses and product lines reported as discontinued operations during the three months ended March 28, 2004 - See Note 12, "Discontinued Operations."

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2003.

On April 16, 2003 we completed our acquisition of Pharmacia Corporation (Pharmacia) in a stock-for-stock transaction accounted for under the purchase method of accounting - See Note 3, "Pharmacia Acquisition." Starting with the date of acquisition, April 16, 2003, the Pharmacia assets acquired and liabilities assumed were recorded at their respective fair values and our results of operations include Pharmacia's product sales and expenses from the acquisition date. Therefore, our operating results for the first three months of 2004 reflect the impact of the acquisition of Pharmacia as compared to the first three months of 2003, which do not.

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

The weighted-average fair value per stock option granted was $6.88 for the three months ended March 28, 2004, and $7.17 for the three months ended March 30, 2003. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. In the first quarter of 2004, we changed our method of estimating expected stock price volatility to reflect market-based inputs under emerging stock option valuation considerations. The Black-Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor considers the restrictions on trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted considerations of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

	Three Months Ended
	March 28, 2004	March 30, 2003

Expected dividend yield	2.90%	3.11%
Risk-free interest rate	3.32%	2.70%
Expected stock price volatility	22.15%	32.60%
Expected term until exercise (years)	5.75	5.50

The following table summarizes our results for the three months ended March 28, 2004 and March 30, 2003 as if we had recorded compensation expense for the options grants:

	Three Months Ended
(millions of dollars, except per common share data)	March 28, 2004	March 30, 2003

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP*	$2,330	$4,665
Compensation expense	(126)	(112)
Pro forma	$2,204	$4,553

Basic earnings per common share:
As reported under GAAP*	$.31	$.76
Compensation expense	(.02)	(.01)
Pro forma	$.29	$.75

Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP*	$2,330	$4,665
Compensation expense	(126)	(112)
Pro forma	$2,204	$4,553

Diluted earnings per common share:
As reported under GAAP*	$.30	$.76
Compensation expense	(.01)	(.02)
Pro forma	$.29	$.74

*	Includes stock-based compensation expense, net of related tax benefits, of $29.2 million for the three months ended March 28, 2004 and $8.7 million for the three months ended March 30, 2003.

For the three months ended March 28, 2004, net income available to common shareholders used in the calculation of basic earnings per common share represents net income reduced by preferred stock dividends-net of tax and net income available to common shareholders used in the calculation of diluted earnings per common share represents net income reduced by the incremental allocation of shares to the Employee Stock Ownership Plan (ESOP) acquired as part of the Pharmacia acquisition.

Note 2:  Adoption of New Accounting Standards

On January 1, 2004, we adopted the provisions of FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

Note 3:  Pharmacia Acquisition

A.  Description of Acquisition

On April 16, 2003, Pfizer acquired Pharmacia for a purchase price of $55,972 million, which included the issuance of approximately 1.8 billion shares of Pfizer common stock, 180 million options on Pfizer common stock, six thousand shares of Pfizer Series A convertible perpetual preferred stock (convertible into approximately 15.5 million shares of Pfizer common stock) and vested share awards, as well as transaction costs.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Pharmacia are recorded at the date of acquisition, at their respective fair values. The consolidated financial statements and reported results of operations of Pfizer issued after completion of the acquisition reflect these values.

B.  Allocation of Purchase Price

The purchase price has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed.

(millions of dollars)

Book value of net assets acquired	$8,795
Less: existing goodwill and other intangible assets	1,559
Tangible book value of net assets acquired	7,236
Remaining allocation:
Increase inventory to fair value	2,939
Increase long-term investments to fair value	40
Decrease property, plant and equipment to fair value	(288)
Record in-process research and development charge	5,052
Record identifiable intangible assets	37,066
Increase long-term debt to fair value	(370)
Increase benefit plan liabilities to fair value	(1,471)
Increase other net assets to fair value	(483)
Restructuring costs incurred through March 28, 2004	(2,685)
Tax adjustments	(13,293)
Goodwill	22,229
Purchase price	$55,972

Since our interim allocation in the fourth quarter of 2003, our estimate has been revised for fixed assets ($727 million decrease). In addition, we recorded an additional $1,107 million in restructuring charges.

The more significant revisions to our estimates relating to our initial allocation of the purchase price in the second quarter of 2003 include inventory ($1,331 million increase), fixed assets ($1,099 million decrease) and identifiable intangible assets ($560 million increase). In addition, we recorded an additional $1,918 million in restructuring charges.

All of these revisions reflect our greater understanding of Pharmacia net assets since the acquisition date.

Note 4:  Esperion Therapeutics, Inc.

On February 10, 2004, we completed the acquisition of Esperion Therapeutics, Inc. (Esperion), a biopharmaceutical company focused on the development of high-density-lipoprotein (HDL) cholesterol-targeted therapies for the treatment of cardiovascular disease, for $1.3 billion in cash (including transaction costs). The acquisition has been accounted for as a purchase business combination. The preliminary allocation of the purchase price includes in-process research and development of $920 million, which was expensed, and goodwill of $233 million, which has been allocated to our pharmaceutical segment and is not deductible for tax purposes. Esperion did not have any approved products.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003

Integration costs:
Pharmacia	$101	$80
Other	3	8
Restructuring costs:
Pharmacia	143	--
Other	--	3
Total merger-related costs - expensed	$247	$91
Total merger-related costs - capitalized	$1,107	$--

Integration costs represent external, incremental costs directly related to an acquisition, including expenditures for consulting and systems integration when incurred.

In connection with the acquisition of Pharmacia, Pfizer management approved plans throughout 2003 and during the first three months of 2004 to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and include severance, costs of vacating duplicative facilities and contract termination and other exit costs. Total merger-related expenditures incurred during 2003-2005 are expected to be about $6.0 billion, on a pre-tax basis.

Restructuring Costs Associated with Legacy Pfizer - Expensed

We have recorded restructuring costs associated with exiting certain activities of legacy Pfizer, including severance, costs of vacating duplicative facilities and contract termination and other costs. These costs have been recorded as a charge to the results of operations and are included in Merger-related costs. The components of the restructuring charges associated with the acquisition of Pharmacia, which were expensed, follow:

	Provisions
(millions of dollars)	Year 2003	Three Months Ended March 28, 2004	Total	Utilization Through March 28, 2004	Reserve* March 28, 2004

Employee termination costs	$140	$92	$232	$110	$122
Asset impairments	21	42	63	63	--
Other	16	9	25	13	12
	$177	$143	$320	$186	$134

*Included in Other current liabilities.

Through March 28, 2004, the employee termination costs represent the approved reduction of the legacy Pfizer work force by 2,091 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of March 28, 2004, 1,452 employees were terminated. Asset impairments primarily include charges to writedown property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer.

Restructuring Costs Associated with Legacy Pharmacia - Capitalized

We have recorded $2,685 million of restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs are recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring charges incurred in the first year after the acquisition are considered part of the purchase price of Pharmacia and have been recorded as an increase to goodwill. These restructuring costs also include costs associated with relocation. Future restructuring charges associated with legacy Pharmacia will be charged to the results of operations. The components of the restructuring costs capitalized as a cost of the acquisition of Pharmacia follow:

	Costs Incurred
(millions of dollars)	Year 2003	Three Months Ended March 28, 2004	Total	Utilization Through March 28, 2004	Reserve* March 28, 2004

Employee termination costs	$1,289	$263	$1,552	$1,315	$237
Other	289	844	1,133	161	972
	$1,578	$1,107	$2,685	$1,476	$1,209

* Included in Other current liabilities.

Through March 28, 2004, the employee termination costs represent the approved reduction of the legacy Pharmacia work force by 13,045 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of March 28, 2004, 11,596 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Other includes costs to exit certain activities of legacy Pharmacia.

Note 6:  Inventories

The components of inventories follow:

(millions of dollars)	March 28, 2004	Dec. 31, 2003

Finished goods	$2,341	$2,198
Work-in-process	2,445	2,204
Raw materials and supplies	1,156	1,297
Total inventories	$5,942	$5,699

Note 7:  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill for the three months ended March 28, 2004, by segment, follow:

(millions of dollars)	Pharmaceutical	Consumer Healthcare	Animal Health	Other	Total

Balance, December 31, 2003	$19,487	$2,615	$78	$85	$22,265
Pharmacia goodwill adjustments	1,642	155	(14)	(1)	1,782
Other*	232	30	29	(74)	217
Balance, March 28, 2004	$21,361	$2,800	$93	$10	$24,264

*Includes additions from acquisitions (primarily Esperion), reclassifications to Assets of discontinued businesses and product lines held for sale and the impact of foreign exchange.

B.  Intangibles

The components of identifiable intangible assets follow:

	Gross Carrying Amount		Accumulated Amortization
(millions of dollars)	March 28, 2004	Dec. 31, 2003	March 28, 2004	Dec. 31, 2003

Amortized intangible assets:
Developed technology rights	$32,052	$31,566	$(3,186)	$(2,364)
Trademarks	111	107	(71)	(68)
Other	575	583	(178)	(186)
Total amortized intangible assets	32,738	32,256	(3,435)	(2,618)
Unamortized identifiable intangible assets:
Brands	5,238	5,305	--	--
Trademarks	267	266	--	--
Other	382	382	--	--
Total unamortized intangible assets	5,887	5,953	--	--
Total identifiable intangible assets	$38,625	$38,209	$(3,435)	$(2,618)

Total amortization expense for finite-lived intangible assets was $843 million for the three months ended March 28, 2004 and is primarily included in Other (income)/deductions-net.

The annual amortization expense expected for the years 2004 through 2009 is as follows:

(in millions of dollars)
2004	$3,337
2005	3,334
2006	3,228
2007	3,077
2008	2,563
2009	2,353

Note 8:  Financial Instruments

A.  Long-Term Debt

In February 2004, we issued:

-	$750 million senior unsecured notes, due February 2014, which pay interest semi-annually, beginning on August 15, 2004, at a rate of 4.5%; and

-	$700 million senior unsecured notes, due March 2007, which pay interest semi-annually, beginning on September 15, 2004, at a rate of 2.5%.

The notes were issued under a $5 billion debt shelf registration statement filed with the SEC in November 2002.

B.  Derivative Financial Instruments and Hedging Activities

During the first three months ended March 28, 2004, we entered into the following new interest rate derivatives:

Financial Instrument	Hedge Type	Hedged or Offset Item	Notional Amount (millions of dollars)	Maturity Date

Swaps	Fair value	U.S. dollar fixed rate debt (1)	$750	2014
Swaps	Fair value	U.S. dollar fixed rate debt (1)	700	2007

(1)	Serves to reduce exposure to long-term U.S. dollar interest rates by effectively converting fixed rates associated with long-term debt obligations to floating rates.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first three months of 2004.

Note 9:  Benefit Plans

Components of Net Periodic Benefit Costs

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the three months ended March 28, 2004 and March 30, 2003 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (non-qualified)		International		Postretirement Plans
(millions of dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$71	$46	$8	$7	$68	$41	$10	$5
Interest cost	97	67	15	13	71	40	31	15
Expected return on plan assets	(143)	(75)	--	--	(71)	(41)	(5)	--
Amortization of:
Prior service costs	4	4	--	--	5	2	--	3
Net transition asset	--	--	--	--	2	--	--	--
Actuarial (gains)/losses	26	29	9	8	13	9	6	5
Curtailments and settlements-net	--	1	--	1	(1)	2	--	1
Net periodic benefit costs	$55	$72	$32	$29	$87	$53	$42	$29

Note 10:  Comprehensive Income

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003

Net income	$2,331	$4,665
Other comprehensive income/(expense):
Holding gain/(loss) on investment securities arising during period-net of tax	148	(26)
Currency translation adjustment and hedges	1,386	659
Total other comprehensive income/(expense)	1,534	633
Total comprehensive income	$3,865	$5,298

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first three months of 2004 was:

(millions of dollars)	2004

Opening balance	$632
Translation adjustment and hedges	1,386
Ending balance	$2,018

Note 11:  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003

EPS Numerator - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$2,318	$2,455

Less: Preferred stock dividends - net of tax	1	--

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principles	2,317	2,455

Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	13	38
Gains on sales of discontinued businesses and product lines-net of tax	--	2,202

Discontinued operations-net of tax	13	2,240

Income available to common shareholders before cumulative effect of change in accounting principles	2,330	4,695

Cumulative effect of change in accounting principles-net of tax	--	(30)

Net income available to common shareholders	$2,330	$4,665

EPS Denominator - Basic:
Weighted average number of common shares outstanding	7,586.4	6,101.4

EPS Numerator - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$2,318	$2,455

Less: ESOP allocation - net of tax	1	--

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principles	2,317	2,455

Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	13	38
Gains on sales of discontinued businesses and product lines-net of tax	--	2,202

Discontinued operations-net of tax	13	2,240

Income available to common shareholders before cumulative effect of change in accounting principles	2,330	4,695

Cumulative effect of change in accounting principles-net of tax	--	(30)

Net income available to common shareholders	$2,330	$4,665

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	7,586.4	6,101.4
Common share equivalents--stock options, stock issuable under employee compensation plans and convertible preferred stock	92.1	60.3
Weighted average number of common shares outstanding and common share equivalents	7,678.5	6,161.7

Stock options and stock issuable under employee compensation plans representing equivalents of 193 million shares of common stock during the three months ended March 28, 2004 and 289 million shares of common stock during the three months ended March 30, 2003 had exercise prices greater than the average market price of our common stock. These common stock equivalents were outstanding during the three months ended March 28, 2004 and March 30, 2003 but were excluded from the computation of diluted EPS for this period because their inclusion would have had an antidilutive effect.

Also, in the diluted computation for the three months ended March 28, 2004, income from continuing operations and net income are reduced by the incremental contribution to the ESOP, which was acquired as part of the Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOP would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

Note 12:  Discontinued Operations

We evaluate our businesses and product lines on an ongoing basis for strategic fit within our operations. As a result of our evaluation, in the first three months of 2004, we decided to sell the following businesses and product lines:

-

In January 2004, we agreed to sell our in-vitro allergy and autoimmune diagnostics testing (Diagnostics) business, formerly included in the "Corporate/Other" category of our segment information, for $575 million in cash. The sale was completed on April 23, 2004. The Diagnostics business was acquired in connection with our acquisition of Pharmacia in April 2003. We recorded $153 million in revenues from this business in 2003.

-

In March 2004, we decided to sell certain non-core consumer products marketed primarily in Europe by our Consumer Healthcare segment. The majority of these products are small brands, sold in single markets only and include certain products that became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $103 million in revenues for all of these products in 2003.

-

In March 2004, we decided to sell certain European generic pharmaceutical businesses. The European generic businesses were included in our Pharmaceutical segment and became a part of Pfizer in April 2003, in connection with our acquisition of Pharmacia. We recorded $94 million in revenues from these businesses in 2003.

-

In March 2004, we decided to sell our surgical ophthalmic business and in April 2004, we agreed to sell this business for $450 million in cash. The surgical ophthalmic business was included in our Pharmaceutical segment and became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $102 million in revenues from these products in 2003.

We have included the results of operations of these businesses and product lines in discontinued operations for the three months ended March 28, 2004. Due to the timing of our acquisition of Pharmacia in April 2003, there were no results relating to these businesses and product lines included in our consolidated results of operations for the three months ended March 30, 2003 except for those relating to certain legacy Pfizer non-core consumer healthcare products which have been included in discontinued operations for the three months ended March 30, 2003.

The significant assets and liabilities relating to these businesses and product lines include intangible assets, goodwill, property, plant and equipment, inventory, accounts receivable, accrued liabilities and deferred taxes.

As a result of our evaluation, in 2003 we sold the following businesses and product lines:

-

In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, for $4.2 billion in cash. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of income for the first three months of 2003.

-

In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of income for the first three months of 2003.

-

In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, for $197 million in cash with a right to receive up to $47.3 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of income for the first three months of 2003.

-

In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, for $160 million in cash with a right to receive up to $63.8 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product in our second quarter 2003 results.

These businesses and product lines are reported as discontinued operations in the three months ended March 30, 2003.

The following amounts have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003

Revenues	$150	$624

Pre-tax income	$20	$62
Provision for taxes on income	7	24
Income from operations of discontinued businesses and product lines-net of tax	13	38
Pre-tax gains on sales of discontinued businesses and product lines	--	3,746
Provision for taxes on gains	--	1,544
Gains on sales of discontinued businesses and product lines-net of tax	--	2,202
Discontinued operations-net of tax	$13	$2,240

Note 13:  Segment Information

We operate in the following three business segments:

Pharmaceutical

-

The Pharmaceutical segment includes treatments for cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies.

Consumer Healthcare

-	The Consumer Healthcare segment includes self medications for oral care, upper respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth.

Animal Health

-	The Animal Health segment includes treatments for diseases in livestock and companion animals.

We operate several other businesses which include the manufacture of empty soft-gelatin capsules, contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these businesses, they are grouped into the "Other" category.

Revenues and profits/(losses) by segment for the three months ended March 28, 2004 and March 30, 2003 were as follows:

(millions of dollars)		Pharma- ceutical	Consumer Healthcare	Animal Health	Other	(a)	Consolidated

Revenues	2004	$11,041	$804	$428	$ 214		$12,487
	2003	7,546	579	269	112		8,506

Segment profit/(loss)	2004	$ 3,601	$157	$ 45	$(674)	(b)	$3,129	(c)
	2003	3,404	133	35	(356)	(b)	3,216

(a)	Includes Capsugel, Pfizer CentreSource and Corporate/Other.

(b)	Includes interest income/(expense), corporate expenses, other income/(expense), certain performance-based compensation expenses not allocated to the operating segments and merger-related costs.

(c)

Equals income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles. Segment profit/(loss) includes the impact of purchase accounting for acquisitions.

Revenues for each group of similar products are as follows:

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,291	$3,559	21
Central nervous system disorders	1,947	1,610	21
Arthritis and pain	1,176	89	M+
Infectious and respiratory diseases	1,234	1,088	13
Urology	636	475	34
Oncology	243	--	--
Ophthalmology	279	--	--
Endocrine disorders	219	--	--
All other	872	394	121
Alliance revenue	144	331	(56)
Total Pharmaceutical	11,041	7,546	46
CONSUMER HEALTHCARE	804	579	39
ANIMAL HEALTH	428	269	59
OTHER	214	112	91
Total revenues	$12,487	$8,506	47

M+ Change greater than one thousand percent.

Note 14:  Subsequent Events

Action of Board of Directors

On April 22, 2004, our board of directors declared a $.17 per share second quarter 2004 cash dividend on our common stock, payable on June 4, 2004 to shareholders of record on May 14, 2004.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of March 28, 2004 and the related condensed consolidated statements of income for the three-month periods ended March 28, 2004 and March 30, 2003 and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 7, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Condensed Consolidated Statement of Income follow:

	First Quarter
(millions of dollars, except per common share data)	2004	2003	% Change

Revenues	$12,487	$8,506	47

Cost of sales	1,794	1,058	69
% of revenues	14.4%	12.4%

Selling, informational and administrative expenses	3,933	2,740	44
% of revenues	31.5%	32.2%

Research and development expenses	1,649	1,218	35
% of revenues	13.2%	14.3%

Merger-related in-process research and development charges	955	--	--
% of revenues	7.7%	--

Merger-related costs	247	91	170
% of revenues	2.0%	1.1%

Other (income)/deductions-net	780	183	327

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	3,129	3,216	(3)
% of revenues	25.1%	37.8%

Provision for taxes on income	809	761	6

Effective tax rate	25.8%	23.7%

Income from continuing operations before cumulative effect of change in accounting principles	2,318	2,455	(6)
% of revenues	18.6%	28.9%

Discontinued operations-net of tax	13	2,240	(99)

Income before cumulative effect of change in accounting principles	2,331	4,695	(50)
% of revenues	18.7%	55.2%

Cumulative effect of change in accounting principles-net of tax	--	(30)	*

Net income	$2,331	$4,665	(50)
% of revenues	18.7%	54.8%

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$.31	$.40	(23)
Discontinued operations-net of tax	--	.36	*
Cumulative effect of change in accounting principles-net of tax	--	--	--
Net income	$.31	$.76	(59)

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$.30	$.40	(25)
Discontinued operations-net of tax	--	.36	*
Cumulative effect of change in accounting principles-net of tax	--	--	--
Net income	$.30	$.76	(61)

Cash dividends paid per common share	$.17	$.15

* Calculation not meaningful.
Percentages in the table may reflect rounding adjustments.

OVERVIEW

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals, as well as many of the world's best known consumer healthcare products. We generate revenue through the sale of our products as well as through alliance agreements by copromoting products discovered by other companies.

Pharmacia Acquisition

On April 16, 2003, by acquiring Pharmacia Corporation (Pharmacia),we furthered our position as the world's largest pharmaceutical company, with the scientific depth, global marketing strength and financial resources to take greater advantage of new opportunities and to bring innovative new products to market faster. We acquired Pharmacia in a stock-for-stock transaction valued at approximately $56 billion. This non-cash transaction was accounted for as a purchase business combination under accounting principles generally accepted in the United States of America (GAAP).

The results of operations discussed below include Pharmacia's product sales and expenses from the acquisition date. Therefore, our operating results for the first three months of 2004 as compared to the first three months of 2003 reflect the impact of the acquisition of Pharmacia.

In connection with the acquisition, we continue to take actions to integrate and restructure the Pharmacia operations in order to increase our profitability through cost savings and operating efficiencies. To achieve the savings, we have incurred certain merger-related expenditures of about $4.0 billion during the year ended December 31, 2003 and through March 28, 2004, which are discussed in more detail in the "Costs and Expenses" section. As a result of these activities and the combining of operations, it is not possible to provide separate results of operations for Pharmacia for the period after the acquisition date.

Esperion Acquisition

On February 10, 2004 we completed the acquisition of Esperion Therapeutics, Inc. (Esperion), a biopharmaceutical company focused on the development of high-density-lipoprotein (HDL) cholesterol-targeted therapies for the treatment of cardiovascular disease, for $1.3 billion in cash (including transaction costs). The acquisition has been accounted for as a purchase business combination. The preliminary allocation of the purchase price includes in-process research and development of $920 million, which was expensed and goodwill of $233 million, which has been allocated to our pharmaceutical segment and is not deductible for tax purposes. Esperion did not have any approved products.

Other Financial Impacts

During the first three months of 2004, we decided to sell certain businesses and product lines that were primarily acquired in connection with our acquisition of Pharmacia because they do not fit within our strategic plans. Specifically, in January 2004, we agreed to sell our in-vitro allergy and autoimmune diagnostics testing business for $575 million in cash (closed on April 23, 2004). In March 2004, we decided to sell our surgical ophthalmic business which, in April 2004, we agreed to sell for $450 million in cash (a transaction expected to close in the third quarter of 2004). In addition, in March 2004 we decided to sell certain non-core consumer healthcare products primarily marketed in Europe and certain European generic businesses. All of these businesses and product lines are reported as discontinued operations in the three months ended March 28, 2004 and in the comparable prior period where applicable.

During the first three months of 2003, we sold the Adams confectionery business, the Schick-Wilkinson Sword shaving products business and certain women's health product lines, which in the aggregate, increased net income by $2,202 million after tax. These divestitures are reported as discontinued operations in the three months ended March 30, 2003.

In the first three months of 2003, we incurred non-cash charges, which reduced net income by $30 million after tax in connection with our January 1, 2003 adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This charge was reported as a cumulative effect of a change in accounting principle.

REVENUES

Revenues increased 47% in the first quarter of 2004, as compared to the first quarter of 2003.

The revenue increase was primarily due to the inclusion of Pharmacia results, strong performances by a number of our in-line products and newly launched products across major businesses and regions and the weakening of the U.S. dollar relative to many other currencies. Eleven products--Lipitor, Norvasc, Zoloft, Celebrex, Neurontin, Zithromax, Viagra, Diflucan, Zyrtec, Bextra and Xalatan/Xalcom--each achieved revenues of more than $250 million in the quarter.

Changes in foreign exchange rates increased revenues in the first quarter of 2004 by $436 million or 5.1% compared to the same period in 2003. The foreign exchange impact on the first quarter 2004 revenue growth, relative to the same period last year, is associated with legacy Pfizer revenues only and primarily reflects the weakening of the U.S. dollar against major currencies. The revenues of legacy Pharmacia products, recorded as of the acquisition date of April 16, 2003, do not affect the impact from foreign exchange, given their treatment as incremental volume.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, could have a material adverse effect on our projected revenues and net income.

Revenues by Country

Revenues by country for the first quarter and the changes over the prior year were as follows:

	First Quarter
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change

United States	$7,149	57.3	$5,433	63.9	32
Japan	728	5.8	474	5.6	54
All other	4,610	36.9	2,599	30.5	77
Consolidated	$12,487	100.0	$8,506	100.0	47

Revenues by Segment

Revenues by segment for the first quarter and the changes over the prior year were as follows:

	First Quarter
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change

Pharmaceutical
U.S.	$6,462	51.7	$4,882	57.4	32
International	4,579	36.7	2,664	31.3	72
Worldwide	11,041	88.4	7,546	88.7	46

Consumer Healthcare
U.S.	416	3.3	378	4.4	10
International	388	3.1	201	2.4	93
Worldwide	804	6.4	579	6.8	39

Animal Health
U.S.	199	1.6	129	1.5	55
International	229	1.8	140	1.7	63
Worldwide	428	3.4	269	3.2	59

Other
U.S.	72	0.7	44	0.6	65
International	142	1.1	68	0.7	108
Worldwide	214	1.8	112	1.3	91

Total	$12,487	100.0	$8,506	100.0	47

Pharmaceutical

Worldwide revenues of the Pharmaceutical segment follow:

	First Quarter
(millions of dollars)	2004	2003	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,291	$3,559	21
Central nervous system disorders	1,947	1,610	21
Arthritis and pain	1,176	89	M+
Infectious and respiratory diseases	1,234	1,088	13
Urology	636	475	34
Oncology	243	--	--
Ophthalmology	279	--	--
Endocrine disorders	219	--	--
All other	872	394	121
Alliance revenue	144	331	(56)
Total Pharmaceutical	$11,041	$7,546	46

M+  Change greater than one thousand percent.

Revenue information for several of our major pharmaceutical products follow:

		First Quarter
Product	Primary Indications	millions of dollars	% Change from 2003

Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,497	19
Norvasc	Hypertension	1,141	16
Accupril/Accuretic	Hypertension/Congestive heart failure	191	12
Cardura	Hypertension/Benign prostatic hyperlasia	148	10
Caduet	Reduction of LDL cholesterol and hypertension	28	--
Central nervous system disorders:
Zoloft	Depression and anxiety disorders	810	7
Neurontin	Epilepsy and neuropathic pain	696	12
Geodon	Schizophrenia	88	14
Xanax/Xanax XR	Anxiety/Panic disorders	86	--
Aricept*	Alzheimer's disease	71	30
Relpax	Migraine headaches	30	(7)
Arthritis and pain:
Celebrex	Arthritis pain and inflammation	769	M+
Bextra	Arthritis pain and inflammation	270	--
Infectious and respiratory diseases:
Zithromax	Bacterial infections	466	(15)
Diflucan	Fungal infections	304	6
Vfend	Fungal infections	64	81
Zyvox	Bacterial infections	97	--
Urology:
Viagra	Erectile dysfunction	416	(12)
Detrol/Detrol LA	Overactive bladder	206	--
Oncology:
Camptosar	Metastic colorectal cancer	91	--
Ellence	Breast cancer	80	--
Ophthalmology:
Xalatan/Xalcom	Glaucoma	279	--
Endocrine disorders:
Genotropin	Replacement of human growth hormone	179	--
All other:
Zyrtec	Allergies	299	2
Alliance revenue**:
Aricept, Spiriva, Rebif and Mirapex	Alzheimer's disease (Aricept), chronic obstructive pulmonary disease (Spiriva), multiple sclerosis (Rebif), Parkinson's disease (Mirapex)	144	(56)

*			Represents direct sales under license agreement with Eisai Co., Ltd.
**			Alliance revenue in 2003 included Celebrex and Bextra under copromotion agreements with Pharmacia.
M+			Change greater than one thousand percent.

Selected Product Updates:

Lipitor

Lipitor continues to maintain its position as the leading statin. The share of U.S. total prescriptions of lipid-lowering drugs held by Lipitor was 43.4% in March 2004. Despite the challenges of multiple new competitors (Crestor, Zetia, Vytorin/Inegy, and generics), Lipitor achieved 9% growth in total prescriptions in the U.S. lipid-lowering market in March 2004. In addition, despite Crestor launches in the U.K., Canada, the Netherlands, and recently in the U.S., Lipitor continues post double-digit sales growth, including 14% sales growth in the U.S. in the first quarter of 2004, compared to the same period in 2003.

Norvasc

Norvasc's success has been driven by its outstanding efficacy, once-daily dosing, consistent 24-hour control of hypertension and angina, and excellent safety and tolerability. Beyond Norvasc's current leadership, there continues to be an opportunity for growth. Hypertension affects about 50 million Americans and one billion people worldwide. In 2003, both the National Heart, Lung, and Blood Institute (NHLBI) in the U.S. and the European Society of Hypertension-European Society of Cardiology issued new hypertension guidelines that call for early and aggressive blood-pressure management and acknowledge that the majority of patients may require two or more medications to reach their blood-pressure targets. The new NHLBI guidelines include the Healthy People 2010 goal, which is to have 50% of hypertensive Americans reach the blood-pressure goal of 140/90 mm Hg or less. Currently 69% of American adults with hypertension are not at their blood-pressure goal.

Zoloft

Zoloft has proven efficacy, safety, and tolerability in treating mood and anxiety disorders and is approved for the broadest range of such disorders of any antidepressant. This breadth of coverage is important from a clinical perspective, as these mental disorders are widespread and evidence significant co-morbidity.

Neurontin

Neurontin has been approved in more than 60 markets for treatment of a range of neuropathic-pain conditions. Pfizer is focusing both on educational initiatives targeted at improving the management of neuropathic pain and efforts to ensure that Neurontin is effectively prescribed and that the recommended dose of 1,800 mg per day is achieved over a period of 15 days. To support these efforts, new 600 mg and 800 mg scored tablets were introduced in the first quarter of 2004, making it easier for the patient to achieve the recommended dose of 1,800 mg/day. Since the launch of the scored tablets and our focus on the recommended dose of 1,800 mg/day, we have seen increases in tablet sales and increases in the number of physicians of all specialities (primary-care physicians, neurologists, and pain specialists) prescribing 1,800 mg/day.

Celebrex

Celebrex is the No. 1 COX-2-specific inhibitor in the world, having the broadest range of approved indications. It provides strong efficacy, excellent tolerability, and a proven safety profile in providing relief for the pain and inflammation of osteoarthritis, rheumatoid arthritis, acute pain, and primary dysmenorrhea. Since its launch in 1999, Celebrex has accumulated more than 10 million patient years of use and more than 149 million prescriptions worldwide, demonstrating efficacy and tolerability among a patient population whose need for long-term, effective relief of pain and inflammation is great and growing.

Bextra

In February 2004, Bextra achieved a 9.4% share of new prescriptions in the U.S. NSAID market.  Additional Bextra studies in acute pain for a U.S. supplemental filing are expected to be completed in 2004.

Zithromax

The decrease in sales compared to the same period in 2003 is primarily due to a weak respiratory season in the U.S. during the first quarter.

Diflucan

Diflucan sales were adversely impacted by the entry of generic oral fluconazole products after Diflucan lost patent protection in much of Europe in 2003 as well as in Japan, the U.K., and Germany. In the U.S., the FDA granted Diflucan six months of market exclusivity through July 29, 2004, as a result of pediatric testing.

Viagra

The decrease in sales compared to the same period in 2003 reflects the impact from the launch of two competitors in the U.S. market in the second half of 2003 and a change in wholesaler stocking given the reduction in revenues and market share. In markets outside the U.S. where we have faced competition for more than a year, Viagra sales grew 8%. Viagra continues to be studied in pulmonary arterial hypertension (PAH). European regulatory authorities recently granted orphan-drug status for the use of Viagra, pending regulatory submission and approval, for the treatment of PAH, thus providing ten years of exclusivity for that indication.

Xalatan/Xalcom

Xalatan, a prostaglandin indicated for the treatment of open-angle glaucoma and ocular hypertension, is the No. 1 prescribed glaucoma medication in all promoted markets, including the U.S., Europe, and Japan. It is the first and only prostaglandin with a first-line indication for the treatment of elevated eye pressure. Xalcom consists of Xalatan with the beta blocker timolol. Future Xalatan/Xalcom global sales growth will come through market expansion. While the U.S. glaucoma market has been experiencing low unit growth, about one third of diagnosed glaucoma patients are untreated. In addition, only 10-15% of ocular-hypertensive patients (a high-risk group for developing glaucoma, based on the study described above) are currently being treated in the U.S. Several comparative clinical trials and recent European Glaucoma Society guidelines support Xalatan use in newly treated patients before less efficacious and/or poorly tolerated therapies.

Zyrtec

The increase in sales compared to the same period in 2003 was achieved despite the 16% decline in year-to-date new prescriptions in the antihistamine market due to the availability of multiple over-the-counter (OTC) branded and private-label loratadine (Claritin) products since December 2002. Zyrtec remains the only prescription antihistamine with a syrup formulation and, as of March 2004, became the only prescription antihistamine with a chewable formulation as well.

Consumer Healthcare

Revenues of our Consumer Healthcare business follow:

	First Quarter
(millions of dollars)	2004	2003	% Change

Consumer Healthcare	$804	$579	39

The increase in consumer healthcare revenues in the first quarter of 2004, as compared to the prior year period, was primarily due to the inclusion of Pharmacia products as well as:

-	the 12% increase in the first quarter of 2004 in sales of Listerine mouthwash, which benefited from the recent U.S. launch of Natural Citrus flavor

-	the 13% and 20% increases in the first quarter of 2004 of Benadryl and Sudafed due to a strong cough/cold season

-	the favorable impact of the weakening of the U.S. dollar against major currencies

Animal Health

Revenues of our Animal Health business were as follows:

	First Quarter
(millions of dollars)	2004	2003	% Change

Livestock products	$266	$145	83
Companion animal products	162	124	31
Total Animal Health	$428	$269	59

The increase in animal health revenues in the first quarter of 2004 as compared with the prior year period was primarily due to the inclusion of Pharmacia products, which are reflected in both product categories, and the favorable impact of the weakening of the U.S. dollar against major currencies.

Livestock product revenues increased 83% in the first quarter of 2004, as compared with the prior year period, with key performance as follows:

-

Cattle biologicals grew 19% over the prior year period driven by the launch of Spirovac (for the prevention of bacterial infection of the reproductive tract) in the first quarter of last year in the U.S., and a new claim for Bovishield (protects pregnant cows and fetal and nursing calves against viral diseases) launched in the U.S. during the fourth quarter of last year

-	Performance also reflects the launch of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe during the first quarter of 2004 partially offset by:

-	Swine vaccine sales decline of 11% in the first quarter of 2004, as compared with prior year period, due to competitive market conditions in the U.S.

-	The impact of the bovine spongiform encephalopathy issue (mad cow disease) and generic and branded competition

Companion animal product revenues increased 31% in the first quarter of 2004, as compared with the prior year period, with key brand performance as follows:

-	Revolution (for protection against fleas and heartworm) sales grew 39% in the first quarter of 2004 due to increased promotional efforts (especially in feline) throughout our markets

-	Clavamox/Synulox (an antibiotic for dogs and cats) sales grew 21% in the first quarter of 2004 primarily due to increased promotional activities in the U.S.

-

Rimadyl (for relief of arthritis pain in dogs and for post-operative pain) sales grew 20% in the first quarter of 2004 due to increased promotional efforts throughout our markets and the launch of an injectable form in the U.S.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 69% in the first quarter of 2004 as compared with the prior year period, while revenues increased 47% in the first quarter of 2004.

Overall, our cost of sales in the first quarter of 2004 was impacted by:

-	change in product mix, given the addition of legacy Pharmacia's product portfolio, which has a higher product cost relative to legacy Pfizer's product portfolio

-

the impact of reflecting cost of goods sold for Celebrex and Bextra from the April 16, 2003 acquisition date of Pharmacia, compared to recognizing alliance revenue for the copromotion of Celebrex and Bextra prior to April 16, 2003, which had no cost of goods sold recorded by Pfizer

-	the unfavorable impact of foreign exchange largely due to the weakening of the dollar relative to the euro

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses (SI&A) increased 44% in the first quarter of 2004, as compared with the prior year period, mainly due to incremental expenditures associated with the consolidation of Pharmacia-SI&A related activities from the acquisition date, partially offset by cost synergies from Pharmacia-related restructuring activities. Marketing expenses of our pharmaceutical products increased 46% in the first quarter of 2004 and included costs associated with support for new product introductions and in light of new product competition.

Research and Development Expenses

Research and development (R&D) expenses increased 35% in the first quarter of 2004, as compared with the prior year period. Year over year growth for first quarter R&D spending is attributable to the incremental expenditures associated with the consolidation of Pharmacia-related activity subsequent to the acquisition date and increased support of the advanced-stage development portfolio partially offset by cost synergies from Pharmacia related restructuring activities.

Product Developments

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. We possess a broad and deep pipeline of medicines in development. We have five new products that were recently approved or are undergoing regulatory review in the U.S. and/or E.U. (Inspra, Caduet, pregabalin, Exubera, Daxas). We have launched, or intend to launch, these products in new markets once regulatory approvals are received. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our other new products.

Certain significant regulatory actions by and filings pending with, the FDA follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Zyrtec	Chewable tablets for treatment of seasonal and perennial allergic rhinitis and chronic idiopathic urticaria in children aged two years and older	March 2004

Caduet	Single product that combines cholesterol-lowering and anti-hypertensive medications in Lipitor and Norvasc	January 2004

Spiriva	Chronic obstructive pulmonary disease	January 2004

Zithromax	Acute bacterial sinusitis	January 2004

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Vfend	Treating invasive candidiasis and candidemia	March 2004

Depo-Provera	Injectable formulations to treat endometriosis	December 2003
	Subcutaneous formulation for contraception	June 2003

Zyvox	Use in penicillin-resistant streptococcus pneumonia infections in patients with pneumonia	December 2003

Bextra	Migraine	November 2003

pregabalin	Neuropathic pain, add-on epilepsy, and generalized anxiety disorder	October 2003

Geodon	Acute mania in bipolar disorder	October 2003
	Oral suspension dosage form	September 2002

Diflucan	Use in children to treat fungal infections	October 2003

Fragmin	Use to prevent the formulation of venous blood clots	February 2003

Viracept	Use in children with HIV	June 2003

Cardura XL	Benign prostatic hyperplasia (enlarged prostate)	April 2001

Other Regulatory Approvals and Filings:

Product/Compound in Development	Description of Event	Date Approved	Date Submitted

Inspra	Received marketing approval in The Netherlands	March 2004	--

Caduet	Received marketing approval in Brazil	February 2004	--

Vfend	Approval of a powder for oral suspension (POS) formulation was granted in the E.U.	February 2004	--

Exubera	Filing submitted in the E.U.	--	February 2004

Daxas (roflumilast)	Filing submitted in the E.U.	--	February 2004

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Viagra	Pulmonary arterial hypertension in both children and adults

Celebrex	Sporadic adenomatous polyposis--a precancerous condition caused by growths in the intestines
Bladder cancer
Barrett's esophagus--a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis--a precancerous skin growth caused by overexposure to sunlight
Ankylosing spondylitis--an inflammation of the spine
Chronic lower back pain

Bextra	Acute pain, including gout

Zithromax	Sustained release Zithromax (bacterial infections)
Cystic fibrosis
Drug resistant malaria (combination with chloroquine)

Vfend	Candidemia in non-neuropenic patients
Fungal infections in immuno-compromised patients

Camptosar IV	Use in children
Adjuvant colorectal cancer
Gastric cancer

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy

Xalatan (new formulation)	Ocular hypertension

Advanced-stage clinical studies are continuing for several agents including:

-	indiplon for the treatment of insomnia, under co-development with Neurocrine Biosciences, Inc. (Neurocrine)

-	Macugen for age-related macular degeneration and macular edema, under co-development with Eyetech Pharmaceuticals, Inc. (Eyetech)

-	capravirine for HIV/AIDS in treatment-experienced patients

-	SU-11,248 an agent that blocks certain kinases for treatment of gastrointestinal tumors and other cancers

-	edotecarin for glioma (brain tumor) and colorectal cancer

-	lasofoxifene for osteoporosis and other indications

-	varenicline for smoking cessation

-	Exubera, an inhalable form of insulin for Type 1 and Type 2 diabetes under co-development, co-manufacture, and co-marketing with Aventis Pharma (Aventis), with the participation of Nektar Therapeutics

-	Parecoxib (Dynastat), an injectable COX-2 inhibitor for pain and inflammation

-	Lipitor-torcetrapib for cholesterol disorders and atherosclerosis

-	Daxas (roflumilast) for chronic obstructive pulmonary disease and asthma under co-development with Altana Pharma

-	Zithromax/chloroquine combination for malaria

-	sumanirole for Parkinson's disease

-	asenapine for schizophrenia and bipolar disorders, under co-development with the Organon healthcare unit of Akzo-Nobel

Additional product-related programs are in various stages of discovery and development.

MERGER-RELATED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

We recorded a charge of $955 million in the first quarter of 2004 based on our preliminary estimate of the portion of the purchase price allocated to in-process research and development which included $920 million for Esperion and two animal health businesses. A project-by-project valuation is being performed by independent valuation specialists to determine the fair value of research and development projects that were in-process, but not yet completed. The final valuations are expected to be completed as soon as possible but no later than one year from the respective acquisition dates. To the extent that our estimates need to be adjusted, we will do so. No additional charges for in-process research and development relating to Pharmacia are expected.

MERGER-RELATED COSTS

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003

Integration costs:
Pharmacia	$101	$80
Other	3	8
Restructuring costs:
Pharmacia	143	--
Other	--	3
Total merger-related costs - expensed	$247	$91
Total merger-related costs - capitalized	$1,107	$--

Integration costs represent external, incremental costs directly related to an acquisition including expenditures for consulting and systems integration when incurred.

Restructuring costs represent costs associated with asset write-offs, exit activities, employee termination costs and certain relocation costs.

Cost synergies resulting from the acquisition of Pharmacia totaled more than $800 million in the first quarter of 2004 and are expected to be about $3.4 billion in full-year 2004 and about $4 billion in full year 2005. Synergies stem from a broad range of sources, including a streamlined organization, reduced operating expenses and procurement savings.

In connection with the acquisition of Pharmacia, Pfizer management approved plans throughout 2003 and during the first three months of 2004 to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and is expected to include severance, costs of vacating duplicative facilities and contract termination and other exit costs. Total merger-related expenditures (income statement and balance sheet) incurred during 2003-2005 to achieve these synergies are expected to be about $6.0 billion, on a pre-tax basis.

Restructuring Costs Associated with Legacy Pfizer - Expensed

During the first three months of 2004, we recorded $143 million of restructuring costs associated with exiting certain activities of legacy Pfizer, including severance, costs of vacating duplicative facilities and contract termination and other exit costs. Through March 28, 2004, we have recorded, in total, $320 million of restructuring costs and at March 28, 2004, liabilities for restructuring costs incurred but not paid totaled $134 million and are included in Other current liabilities.

The majority of the restructuring costs are related to employee terminations. Through March 28, 2004, employee termination costs totaling $232 million ($92 million recorded in the first three months of 2004) represent the approved reduction of the legacy Pfizer work force by 2,091 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 1,452 employees were terminated as of March 28, 2004.

Restructuring Costs Associated with Legacy Pharmacia - Capitalized

During the first three months of 2004, we recorded $1,107 million of restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs were recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring charges incurred in the first year after the acquisition are considered part of the purchase price of Pharmacia and have been recorded as an increase to goodwill. Through March 28, 2004, we have recorded, in total, $2,685 million of restructuring costs and at March 28, 2004, liabilities for restructuring costs incurred but not paid totaled $1,209 million and are included in Other current liabilities. Future restructuring charges associated with legacy Pharmacia will be charged to the results of operations.

The majority of the restructuring costs are related to employee terminations. Through March 28, 2004, employee termination costs totaling $1,552 million ($263 million recorded in the first three months of 2004) represent the approved reduction of the legacy Pharmacia work force by 13,045 employees mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 11,596 employees were terminated as of March 28, 2004. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts.

Restructuring charges are recorded when specific decisions to exit activities are approved and incurred. Reductions to our estimates of restructuring charges relating to legacy Pharmacia that were originally recorded as goodwill will be recorded as an adjustment to goodwill. Increases to the estimates of completing the currently approved restructuring plans or costs related to new restructuring initiatives relating to legacy Pharmacia subsequent to April 15, 2004 will be recorded in our results of operations.

OTHER (INCOME)/DEDUCTIONS-NET

Other (income)/deductions-net includes amortization expense of $807 million (primarily relating to intangible assets acquired from Pharmacia) in the first quarter of 2004 and copromotion charges and payments for intellectual property rights of $255 million in the first quarter of 2003.

TAXES ON INCOME

The estimated effective tax rate (ETR) used in calculating full-year 2004 income from continuing operations before cumulative effect of change in accounting principles is 25.8%. The projected full-year 2004 ETR is lower than the 49.7% ETR related to our 2003 income from continuing operations before cumulative effect of change in accounting principles primarily due to the decreased merger-related in-process research and development charges, which are not deductible.

DISCONTINUED OPERATIONS

We evaluate our businesses and product lines on an ongoing basis for strategic fit within our operations. As a result of our evaluation, in the first three months of 2004, we either sold or decided to sell the following businesses and product lines:

-

In January 2004, we agreed to sell our in-vitro allergy and autoimmune diagnostics testing (Diagnostics) business, formerly included in the "Corporate/Other" category of our segment information for $575 million in cash. The sale was completed on April 23, 2004. The Diagnostics business was acquired in connection with our acquisition of Pharmacia in April 2003. We recorded $153 million in revenues from this business in 2003.

-

In March 2004, we decided to sell certain non-core consumer products marketed primarily in Europe by our Consumer Healthcare segment. The majority of these products are small brands, sold in single markets only and include certain products that became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $103 million in revenues for all of these products in 2003.

-

In March 2004, we decided to sell certain European generic pharmaceutical businesses. The European generic businesses were included in our Pharmaceutical segment and became a part of Pfizer in April 2003, with our acquisition of Pharmacia. We recorded $94 million in revenues from these businesses in 2003.

-

In March 2004, we decided to sell our surgical ophthalmic business and in April 2004, we agreed to sell this business for $450 million in cash. The surgical ophthalmic business was included in our Pharmaceutical segment and became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $102 million in revenues from these products in 2003.

We have included the results of operations of these businesses and product lines in discontinued operations for three months ended March 28, 2004. Due to the timing of our acquisition of Pharmacia in April 2003, there were no results relating to these businesses and product lines included in our consolidated results of operations for the three months ended March 30, 2003 except for those relating to certain legacy Pfizer non-core consumer healthcare products which have been included in discontinued operations for the three months ended March 30, 2003.

The significant assets and liabilities relating to these businesses and product lines include intangible assets, goodwill, property, plant and equipment, inventory, accounts receivable, accrued liabilities and deferred taxes.

As a result of our evaluation, in 2003 we sold the following businesses and product lines:

-

In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, for $4.2 billion in cash. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of income for the first three months of 2003.

-

In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of income for the first three months of 2003.

-

In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, for $197 million in cash with a right to receive up to $47.3 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of income for the first three months of 2003.

-

In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, for $160 million in cash with a right to receive up to $63.8 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product in our second quarter 2003 results.

These businesses and product lines are reflected as discontinued operations in the three months ended March 30, 2003.

The following have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended
(millions of dollars)	March 28, 2004	March 30, 2003

Revenues	$150	$624

Pre-tax income	$20	$62
Provision for taxes on income	7	24
Income from operations of discontinued businesses and product lines-net of tax	13	38
Pre-tax gains on sales of discontinued businesses and product lines	--	3,746
Provision for taxes on gains	--	1,544
Gains on sales of discontinued businesses and product lines-net of tax	--	2,202
Discontinued operations-net of tax	$13	$2,240

ADJUSTED INCOME

The Company reports adjusted income in order to portray the results of its major operations--the discovery, development, manufacture, marketing, and sale of market-leading prescription medicines for humans and animals, as well as many of the world's best-known over-the-counter products. We believe investors' understanding of our performance is enhanced by disclosing adjusted income, defined as net income excluding discontinued operations, the cumulative effect of changes in accounting principles, significant impacts of purchase accounting for acquisitions, merger-related costs and certain significant items. Management itself analyzes the company's performance on this basis.

We have excluded significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia and Esperion. These impacts can include charges for purchased in-process research and development, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, and the incremental charges related to the amortization of finite-lived intangible assets and  depreciation of fixed assets for the increase to fair value. We believe that excluding these non-cash charges provides a better view of our economic performance.

The costs to integrate and restructure the operations of acquired businesses, such as Pharmacia, can be significant. We have excluded integration and restructuring costs from adjusted income because these costs are unique to the transactions and typically occur over several years due to the global and highly regulated nature of our business.

Pfizer excludes gains or losses on the sale of businesses and product lines included in discontinued operations as well as the related results of operations. While we review our businesses and product lines on an ongoing basis for strategic fit with our operations, we do not build or run our businesses with an intent to sell them and, therefore, we have excluded such gains or losses on sales of businesses or product lines from adjusted income.

Certain significant items represent substantive unusual and non-recurring items. For example, significant charges that relate to the settlement of legal matters would be considered a certain significant item.

In 2004, we revised our basis for adjusted income such that we no longer exclude certain items from adjusted income. For example, copromotion charges and payments for intellectual-property rights for unapproved products being developed by third parties and the contribution of divestitures were previously excluded in the calculation of adjusted income. We have revised our previous 2003 basis for adjusted income to conform to the 2004 presentation.

A reconciliation between net income, as reported under GAAP, and adjusted income follows:

	First Quarter
(millions of dollars)	2004	2003	% Incr./ (Decr.)

Reported net income	$2,331	$4,665	(50)
Discontinued operations-net of tax	(13)	(2,240)	(99)
Cumulative effect of change in accounting principles-net of tax	--	30	*
Purchase accounting adjustments-net of tax	1,513	--	*
Merger-related costs-net of tax	126	56	126
Certain significant items-net of tax	19	--	*
Adjusted income	$3,976	$2,511	58

*Calculation not meaningful.

Adjusted income as shown above excludes the following items:

	First Quarter
(millions of dollars)	2004	2003

Discontinued operations, pre-tax:
Income from operations of discontinued businesses and product lines(a)	$(20)	$(62)
Gains on sales of discontinued businesses and product lines(a)	--	(3,746)
Total discontinued operations pre-tax	(20)	(3,808)
Income taxes	7	1,568
Total discontinued operations-net of tax	(13)	(2,240)
Cumulative effect of change in accounting principles-net of tax	--	30
Purchase accounting adjustments, pre-tax:
In-process research and development(b)	955	--
Intangible amortization and other(c)	803	--
Total purchase accounting adjustments, pre-tax	1,758	--
Income taxes	(245)	--
Total purchase accounting adjustments-net of tax	1,513	--
Merger-related costs, pre-tax:
Integration costs--Pharmacia(d)	101	80
Integration costs--Other(d)	3	8
Restructuring charges--Pharmacia(d)	143	--
Restructuring charges--Other(d)	--	3
Total merger-related costs, pre-tax	247	91
Income taxes	(121)	(35)
Total merger-related costs-net of tax	126	56
Certain significant items, pre-tax
Operating results of legacy Pharmacia research facility held for sale(e)	32	--
Total certain significant items, pre-tax	32	--
Income taxes	(13)	--
Total certain significant items,-net of tax	19	--
Total discontinued operations, cumulative effect of change in accounting principle, purchase accounting adjustments, merger-related costs and certain significant items-net of tax	$1,645	$(2,154)

(a)	Included in Discontinued operations-net of tax.
(b)	Included in Merger-related in-process research and development charges.
(c))	Included primarily in Other (income)/deductions-net.
(d)	Included in Merger-related costs.
(e)	Included in Research and development expenses.

RECLASSIFICATION OF SELECTED HISTORICAL RESULTS

Pfizer has classified certain revenues and expenses differently from prior performance reports. In accordance with generally accepted accounting principles applied in the United States, Pfizer has classified the results of businesses and product lines that the company intends to divest as Discontinued Operations and restated 2003 results accordingly. These are not restatements of errors in our financial statements.

In addition, as detailed above, the company revised its definitions of adjusted income. The previous 2003 measures have been restated accordingly. The adjustments principally relate to the exclusion of the income from operations of discontinued businesses and product lines and the inclusion of copromotion charges and payments for intellectual-property rights for unapproved products being developed by third parties. A reconciliation of the impacts of these classifications for 2003 follows (certain amounts may reflect rounding adjustments):

Impact of Reclassifications
	Three Months Ended March 30, 2003
(millions of dollars)	Revenues	Adjusted Income

Originally reported	$8,525	$2,744
Discontinued businesses and product lines	(19)	(38)	*
Certain significant items	0	(195)
Restated	$8,506	$2,511

*

Includes income from operations (net of tax) of $5 million for the 2004 discontinued businesses and product lines and $33 million for the 2003 discontinued businesses and product lines during the three months ended March 30, 2003.

	Three Months Ended June 29, 2003
(millions of dollars)	Revenues	Adjusted Income

Originally reported	$9,993	$2,374
Discontinued businesses and product lines	(93)	--	*
Purchase accounting impacts related to 2004 discontinued operations	--	(20)
Certain significant items	--	(10)
Restated	$9,900	$2,344

*

Includes the income from operations (net of tax) of $0 million for the 2004 discontinued businesses and product lines and $0 million for the 2003 discontinued businesses and product lines during the three months ended June 29, 2003.

	Three Months Ended September 28, 2003
(millions of dollars)	Revenues	Adjusted Income

Originally reported	$12,504	$3,636
Discontinued businesses and product lines	(156)	2	*
Purchase accounting impacts related to 2004 discontinued operations	--	(26)
Certain significant items	--	64
Restated	$12,348	$3,676

*

Includes income from operations (net of tax) of $2 million for the 2004 discontinued businesses and product lines and a $4 million loss from operations for the 2003 discontinued businesses and product lines during the three months ended September 28, 2003.

	Three Months Ended December 31, 2003			Year Ended December 31, 2003
(millions of dollars)	Revenues	Adjusted Income		Revenues	Adjusted Income

Originally reported	$14,167	$3,968		$45,188	$12,722
Discontinued businesses and product lines	(186)	9	*	(452)	(26)	*
Purchase accounting impacts related to 2004 discontinued operations	--	(30)		--	(76)
Certain significant items	--	(165)		--	(308)
Restated	$13,981	$3,782		$44,736	$12,312

*

Includes income from operations (net of tax) of $3 million and $10 million for the 2004 discontinued businesses and product lines during the three months and twelve months ended December 31, 2003 and a $12 million loss from operations and $16 million income from operations for the 2003 discontinued businesses and product lines during the three months and twelve months ended December 31, 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	March 28, 2004	Dec. 31, 2003

Financial assets:
Cash and cash equivalents	$965	$1,520
Short-term investments	12,987	10,432
Short-term loans	448	391
Long-term investments and loans	5,430	6,142
Total financial assets	$19,830	$18,485
Debt:
Short-term borrowings	$10,692	$8,818
Long-term debt	7,144	5,755
Total debt	$17,836	$14,573
Net financial assets	$1,994	$3,912

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. Our short-term and long-term investments consist primarily of high quality, liquid investment-grade debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings.

Our short-term borrowings are rated P1 by Moody's Investors Service (Moody's) and A-1+ by Standard & Poor's (S&P). Also, our long-term debt has been rated Aaa by Moody's and AAA by S&P for more than 17 years. Moody's and S&P are the major corporate debt-rating organizations. Our superior credit ratings are primarily based on our diversified product portfolio, our strong operating cash flows and our substantial financial assets. Our access to short-term financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper borrowings and have access to $2.7 billion of lines of credit, of which $2.2 billion expire within one year. Of these lines of credit, $2.3 billion are unused, of which our lenders have committed to loan us $1.0 billion at our request.

At March 28, 2004, we had the ability to borrow approximately $3.0 billion by issuing debt securities under our $5 billion debt shelf registration statement filed with the SEC in November 2002.

In February 2004, we issued the following debt under our debt shelf registration, which will be used for current general corporate purposes, including the refinancing of existing debt:

-	$750 million senior unsecured notes, due February 2014, which pay interest semi-annually, beginning on August 15, 2004, at a rate of 4.5%; and

-	$700 million senior unsecured notes, due March 2007, which pay interest semi-annually, beginning on September 15, 2004, at a rate of 2.5%

Selected measures of liquidity and capital resources:

	March 28, 2004	Dec. 31, 2003

Cash and cash equivalents and short-term loans and investments (millions of dollars)	$14,400	$12,343

Working capital (millions of dollars)*	$10,752	$6,768

Current ratio**	1.44:1	1.28:1

Shareholders' equity per common share***	$9.11	$8.63

*	Working capital includes assets and liabilities of discontinued businesses held for sale at March 28, 2004 and December 31, 2003.

**	Current ratio is the proportion of current assets to current liabilities.

***	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital from December 31, 2003 to March 28, 2004 primarily reflects:

-	cash from current period operations

-	cash receipts from long-term debt issuances under our existing debt shelf registration -- $1,450 million

-

an increase in accounts receivable levels at the end of the first quarter of 2004 that is comparable to the same period in 2003 and consistent with historic business trends which include organic sales growth partially offset by:

-	purchases of property, plant and equipment -- $472 million

-	purchases of our common stock -- $912 million

-	net cash paid to acquire Esperion and two animal health businesses -- $1,443 million

-	cash dividends on common and preferred stock -- $1,282 million

Net Cash Provided by Operating Activities

During the first three months of 2004, net cash provided by continuing operating activities was $1,583 million, as compared to $2,323 million in the 2003 period. The change in net cash provided by operating activities in 2004 was primarily due to current period income from operations, net of non-cash items, which included the gain (net of related tax effects) on the disposal of certain businesses and product lines in 2003 offset by increases primarily in accounts receivable, inventory as well as payments of accrued litigation settlements.

Net Cash Used in Investing Activities

During the first three months of 2004, net cash used in investing activities of $3,721 million, as compared to $1,883 million in the 2003 period. The change in net cash used in investing activities in 2004 was primarily attributable to:

-	an increase in net purchases of short-term and long-term investments (an increase of $1,115 million)

-	an increase in purchases of property, plant and equipment (an increase of $90 million) due primarily to expenditures at certain legacy Pharmacia manufacturing facilities

-	net cash paid of $1,443 million relating to the acquisition of Esperion and two animal health businesses offset by:

-	the 2003 proceeds from the sales of businesses and product lines ($1,178 million)

Net Cash Provided by/(Used in) Financing Activities

During the first three months of 2004 net cash provided by financing activities was $1,583 million, as compared to net cash used of $252 million in the 2003 period. The change in net cash provided by/(used in) financing activities in 2004 was primarily attributable to:

-	an increase in stock options exercised (an increase of $519 million)

-	an increase in net borrowings (an increase of $2,017 million) due primarily to issuing, in February 2004, $1,450 million in senior unsecured notes under our existing debt shelf registration partially offset by:

-	an increase in cash dividends paid (an increase of $376 million) due to an increase in the dividend and a larger number of shares outstanding resulting from the acquisition of Pharmacia

-	an increase in common share purchases (an increase of $314 million) due to our share-purchase program

In December 2003, we announced a new $5 billion share-purchase program which we expect to be completed by the end of 2004 and which will be funded from operating cash flows. During the first three months of 2004 we purchased 24.8 million shares of common stock at a total cost of $912 million.

Off-Balance Sheet Arrangements

Legacy Pharmacia guaranteed certain transactions in which Monsanto, its former agricultural subsidiary, is involved. These guarantees continued after Pfizer's acquisition of Pharmacia and at March 28, 2004 included approximately $250 million of bank notes with maturities not later than 2004 and $5 million of environmental guarantees, which are required until Monsanto can obtain certain approvals.

Certain of our copromotion agreements include additional provisions that give our alliance partners the right to negotiate for or in some cases to obtain copromotion rights in specified countries with respect to certain of the Company's products.

OUTLOOK

Our targets for strong financial performance throughout 2004 remain unchanged--2004 revenue of about $54 billion, adjusted income of $16.3 billion, and adjusted diluted EPS of $2.13 with achievement of these targets subject to many variables cited in the disclosure notice found in this document, including foreign exchange. We now project 2004 reported net income of $11.9 billion and 2004 reported diluted EPS of $1.55. The difference between reported and adjusted diluted EPS is attributable to projected incremental purchase-accounting-related intangible amortization/fixed asset depreciation of $2.3 billion, or $.30 per share, merger-related costs of $1.2 billion, or $.15 per share, and in-process research and development expenses for Esperion and two animal health business acquisitions of $955 million, or $.13 per share, which were recorded in the first quarter of 2004. We plan to spend about $7.9 billion on R&D during 2004.

Our estimates for both reported and adjusted income for 2004 exclude the contributions of divestitures and include milestone payments to development partners.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report contain forward-looking information about our company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

-	the success of research and development activities and the speed with which regulatory authorizations, pricing approvals, and product launches may be achieved

-	competitive developments affecting our current growth products

-	the ability to successfully market both new and existing products domestically and internationally

-	difficulties or delays in manufacturing

-	trade buying patterns

-	the ability to meet generic and branded competition after the loss of patent protection for our products

-	trends toward managed care and health care cost containment

-

possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use

-	the potential impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003

-	legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access

-	contingencies related to actual or alleged environmental contamination

-

legal defense costs, insurance expense, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations and other legal proceedings

-	the company's ability to protect its patents and other intellectual property both domestically and internationally

-	interest rate and foreign currency exchange rate fluctuations

-	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

-	changes in generally accepted accounting principles

-	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

-	growth in costs and expenses

-	changes in our product mix

-

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2003 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading " Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

FORM 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 20 to the consolidated financial statements included in our 2003 Financial Report and in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Patent Matters

Diflucan (fluconazole)

As previously reported, our basic product patent for fluconazole (Diflucan) expired in January 2004. The FDA has granted us pediatric exclusivity with respect to Diflucan, which extends our marketing exclusivity for six months after the patent expiration date, through July 29, 2004. One of the generic manufacturers that has filed an abbreviated new drug application for fluconazole brought an action against the FDA challenging the grant of pediatric exclusivity. The U.S. District Court for the District of Columbia upheld the FDA's grant of pediatric exclusivity on March 10, 2004, and the generic manufacturer appealed that decision. On April 26, 2004, the U.S. Court of Appeals for the District of Columbia affirmed the District Court's decision upholding the grant of pediatric exclusivity.

Xalatan (latanoprost)

As previously reported, in November 2001, a generic manufacturer notified Pharmacia that it had filed an abbreviated new drug application with the FDA seeking approval to market a product containing latanoprost, which Pharmacia markets as Xalatan. In December 2001, Pharmacia filed suit against the generic manufacturer in the U.S. District Court for the District of New Jersey alleging infringement of various patents relating to latanoprost that are held by or licensed to Pharmacia. The generic manufacturer has admitted infringement but claims that these patents are invalid and unenforceable. The trial of this matter was held in March 2004, and we are awaiting a decision.

Detrol (tolterodine)

As previously reported, in February 2004, a generic manufacturer notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market tolterodine (Detrol). We filed a patent infringement suit against the generic manufacturer in the U.S. District Court for the District of New Jersey on March 26, 2004.

Accupril (quinapril)

In January 1999, a generic manufacturer filed an abbreviated new drug application with the FDA seeking approval to market quinapril (Accupril). In March 1999, Warner-Lambert filed a patent infringement suit against the generic manufacturer in the U.S. District Court for the District of New Jersey. In October 2003, the court granted our motions for summary judgment on various issues, including with respect to infringement of our patent by the generic manufacturer.  The trial on the remaining issues was held in May 2004, and we are awaiting a decision. In addition, several purported class actions have been filed in federal and state courts claiming that our assertions of or attempts to enforce our patent rights with respect to quinapril violate federal and state antitrust and deceptive practices laws.

Product Liability Matters

Asbestos

As of March 31, 2004: (i) approximately 169,900 claims naming Pfizer and/or Quigley Company, Inc. (which is a subsidiary of Pfizer) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos exposure and exposure to other allegedly hazardous materials, and (ii) approximately 135,500 claims naming American Optical Corporation (which is a former subsidiary of Warner-Lambert) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos exposure and exposure to other allegedly hazardous materials.

Commercial Matters

Qui Tam Action Relating to Manufacturing Practices

As previously reported, Pfizer, Pharmacia and other pharmaceutical companies have been named in a qui tam action that was filed in the U. S. District Court for the Northern District of Texas in June 2001 but not served on Pfizer and Pharmacia until 2003. The complaint alleges that the defendants have generally failed to comply with good manufacturing practices mandated by the FDA, that as a consequence their products sold to or reimbursed by the federal government are adulterated and/or misbranded, and that the federal government is entitled to refunds of purchase prices paid. In February 2004, the court granted the plaintiff's motion for leave to amend the complaint and denied defendants' consolidated motion to dismiss as moot. The plaintiff filed an amended complaint in February 2004, and defendants filed a consolidated motion to dismiss the amended complaint in April 2004. To date, the federal government has not intervened in the action. We believe the claims with respect to Pfizer and Pharmacia are without merit.

NeoPharm Arbitration

As previously reported, in 1999, Pharmacia and NeoPharm entered into an agreement to develop NeoPharm's technology for lipisome encapsulation of certain cancer drugs. In April 2002, NeoPharm filed a demand for arbitration under the agreement, alleging that Pharmacia had breached the agreement by failing to use reasonable efforts to develop, market and sell the technology. NeoPharm sought specific performance and damages for lost profits. In May 2002, Pharmacia filed its response and asserted a counterclaim for rescission and the return of certain payments on the ground that NeoPharm had misrepresented the technology. On April 30, 2004, the arbitration panel rendered its decision that Pharmacia did not breach the agreement. The panel also denied NeoPharm's claims for specific performance and damages. At the same time, the panel denied Pharmacia's counterclaim for rescission.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of Pfizer Inc.'s tax returns through 1998 and Warner-Lambert Company through 1998. The IRS is currently conducting audits of Pfizer Inc's tax returns for the years 1999 through 2001 and Warner-Lambert Company for the years 1999 through the date of merger (June 19, 2000). With respect to Pharmacia, the IRS is currently conducting audits of Pharmacia Inc.'s tax returns for the years 1998 and 1999, while Pharmacia Inc.'s tax returns for 1995 through 1997 which were under appeal have been completed. Pharmacia also has responsibility for the currently on-going IRS audit of its former agricultural subsidiary Monsanto's tax returns for the years 1998 and 1999.

We believe that our accruals for tax liabilities are adequate for all open years

Item 2.	Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its Common Stock during the fiscal first quarter of 2004:

Issuers Purchases of Equity Securities*

Period	Total Number of Shares Purchased**	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
January 1, 2004 through January 31, 2004	2,578,712	$36.41	3,525,000	$4,873,572,310
February 1, 2004 through February 29, 2004	8,716,940	$37.48	12,135,000	$4,550,913,760
March 1, 2004 through March 28, 2004	13,729,081	$36.47	25,850,000	$4,050,735,904
Total	25,024,733	$36.81	25,850,000

*

On December 15, 2003, the Company announced that the Board of Directors authorized the purchase of up to $5 billion of the Company's Common Stock (the "2003 Stock Purchase Plan"). Such purchases are expected to be completed by the end of 2004.

**

In addition to purchases under the 2003 Stock Purchase Plan, this column reflects the following transactions during the fiscal first quarter of 2004: (i) the deemed surrender to the Company of 224,120 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 25,613 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 4.	Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on eight items at the Annual Meeting of Shareholders held on April 22, 2004:

1.	the election of fifteen directors to terms ending in 2005
2.	a proposal to approve the appointment of KPMG LLP as independent auditor for 2004
3.	a proposal to approve the Pfizer Inc. 2004 Stock Plan
4.	a shareholder proposal requesting review of the economic effects of the HIV/AIDS, tuberculosis and malaria pandemics on the Company's business strategy
5.	a shareholder proposal relating to an annual report on corporate resources devoted to supporting political entities or candidates
6.	a shareholder proposal seeking to impose term limits on directors
7.	a shareholder proposal requesting a report on increasing access to Pfizer products
8.	a shareholder proposal on in vitro testing

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Michael S. Brown	6,402,288,172	116,943,283
M. Anthony Burns	6,330,740,631	188,490,824
Robert N. Burt	6,323,893,761	195,337,694
W. Don Cornwell	6,322,149,479	197,081,976
William H. Gray III	6,363,032,765	156,198,690
Constance J. Horner	6,356,677,577	162,553,878
William R. Howell	6,319,319,736	199,911,719
Stanley O. Ikenberry	6,355,798,076	163,433,379
George A. Lorch	6,370,298,296	148,933,159
Henry A. McKinnell	6,342,751,695	176,479,760
Dana G. Mead	6,400,020,991	119,210,464
Franklin D. Raines	6,393,181,305	126,050,150
Ruth J. Simmons	6,397,853,407	121,378,048
William C. Steere Jr.	6,354,309,397	164,922,058
Jean-Paul Valles	6,245,477,022	273,754,433

The proposal to approve the appointment of KPMG LLP as independent auditors for 2004 received the following votes:

-	6,237,591,622	Votes for approval
-	235,143,794	Votes against
-	46,496,039	Abstentions
	There were no broker non-votes for this item.

The proposal to approve the Pfizer Inc. 2004 Stock Plan received the following votes:

-	4,716,082,472	Votes for approval
-	457,845,073	Votes against
-	62,929,951	Abstentions
-	1,282,373,959	Broker non-votes

The shareholder proposal requesting review of the economic effects of the HIV/AIDS, tuberculosis and malaria pandemics on the Company's business strategy received the following votes:

-	462,213,020	Votes for approval
-	4,268,874,397	Votes against
-	505,497,255	Abstentions
-	1,282,646,783	Broker non-votes

The shareholder proposal relating to an annual report on corporate resources devoted to supporting political entities or candidates received the following votes:

-	520,162,713	Votes for approval
-	4,244,239,467	Votes against
-	472,191,078	Abstentions
-	1,282,638,197	Broker non-votes

The shareholder proposal seeking to impose term limits on directors received the following votes:

-	177,708,514	Votes for approval
-	4,983,930,379	Votes against
-	74,976,525	Abstentions
-	1,282,616,037	Broker non-votes

The shareholder proposal requesting a report on increasing access to Pfizer products received the following votes:

-	238,610,025	Votes for approval
-	4,556,606,150	Votes against
-	441,397,254	Abstentions
-	1,282,618,026	Broker non-votes

The shareholder proposal on in vitro testing received the following votes:

-	104,385,062	Votes for approval
-	4,600,923,325	Votes against
-	511,908,466	Abstentions
-	1,302,014,602	Broker non-votes

Two additional shareholder proposals, one relating to political contributions and one relating to stock options, that were submitted for consideration at the Annual Meeting were not voted on because the respective shareholder proponents were not present at the meeting to introduce the proposals.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	1) Exhibit 3	-	Restated Certificate of Incorporation of Pfizer Inc.

	2) Exhibit 12	-	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

	3) Exhibit 15	-	Accountants' Acknowledgment

	4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K during the first quarter ended March 28, 2004 on the following date for the purposes specified:  On January 22, 2004, to report our financial results for the fourth quarter and year ended December 31, 2003.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: May 7, 2004	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED
CHARGES AND PREFERRED STOCK DIVIDENDS

	Three Months Ended March 28,	Year Ended December 31,
(in millions, except ratios)	2004	2003	2002	2001	2000	1999

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$3,129	$3,246	$11,766	$9,963	$5,471	$6,945
Less:
Minority interests	2	3	6	14	13	5
Adjusted income	3,127	3,243	11,760	9,949	5,458	6,940
Fixed charges	114	491	365	359	478	463
Total earnings as defined	$3,241	$3,734	$12,125	$10,308	$5,936	$7,403

Fixed charges:
Interest expense (a)	$58	$270	$251	$266	$381	$364
Preferred stock dividends (b)	3	10	--	--	--	--
Rents (c)	53	211	114	93	97	99
Fixed charges	114	491	365	359	478	463

Capitalized interest	4	20	28	56	46	40

Total fixed charges	$118	$511	$393	$415	$524	$503

Ratio of earnings to fixed charges	27.5	7.3	30.9	24.8	11.3	14.7

All financial data for 2004 and 2003 reflect our in-vitro allergy and autoimmune diagnostics testing business, European generic businesses and surgical ophthalmic business as well as for 2004, 2003, 2002, 2001 and 2000 certain non-core consumer healthcare products (primarily marketed in Europe) which have been presented in discontinued operations beginning in the three months ended March 28, 2004.

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

(a)	Interest expense includes amortization of debt premium, discount and expenses.

(b)	Preferred stock dividends are from our Series A convertible perpetual preferred stock held by an Employee Stock Ownership Plan assumed in connection with our acquisition of Pharmacia.

(c)	Rents included in the computation consist of one-third of rental expense which we believe to be a conservative estimate of an interest factor in our leases, which are not material.

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

- Form S-3 dated October 20, 2000 (File No. 333-48382),

- Form S-8 dated April 27, 2001 (File No. 333-59660),

- Form S-8 dated April 27, 2001 (File No. 333-59654),

- Form S-3 dated October 30, 2002 (File No. 333-100853),

- Form S-3 dated December 26, 2002 (File No. 33-56435),

- Form S-8 dated April 16, 2003 (File No. 333-104581),

- Form S-8 dated April 16, 2003 (File No. 333-104582).

- Form S-8 dated November 18, 2003 (File No. 333-110571)

- Form S-8 dated December 18, 2003 (File No. 333-111333) and

- Form S-8 dated April 26, 2004 (File No.333-114852).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
May 7, 2004

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

Date:  May 7, 2004

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

Date:  May 7, 2004

/s/ David L. Shedlarz
David L. Shedlarz Executive Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended March 28, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
May 7, 2004

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, David L. Shedlarz, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended March 28, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ David L. Shedlarz
David L. Shedlarz
Executive Vice President and Chief Financial Officer
May 7, 2004

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