Form 10-Q
period 2004-06-27
PFIZER INC
filed 2004-08-06
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

YES    X            NO

At August 4, 2004, 7,550,775,788 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
June 27, 2004

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statement of Operations for the three months and six months ended June 27, 2004 and June 29, 2003	3

Condensed Consolidated Balance Sheet at June 27, 2004 and December 31, 2003	4

Condensed Consolidated Statement of Cash Flows for the six months ended June 27, 2004 and June 29, 2003	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	19

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 4.

Disclosure Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	43

Item 2.

Changes in Securities, Use of Proceeds and Issuer	46
Purchases of Equity Securities

Item 6.

Exhibits and Reports on Form 8-K	46

Signature	48

Certifications	51

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions of dollars, except per common share data)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Revenues	$12,274	$9,900	$24,762	$18,406

Costs and expenses:
Cost of sales	1,752	1,980	3,546	3,038
Selling, informational and administrative expenses	4,258	3,744	8,191	6,484
Research and development expenses	1,819	1,738	3,469	3,211
Amortization of intangible assets	830	572	1,653	576
Merger-related in-process research and development charges	--	5,130	955	5,130
Merger-related costs	289	285	536	377
Other (income)/deductions-net	(102)	(143)	(145)	(220)

Income/(loss) from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	3,428	(3,406)	6,557	(190)

Provision for taxes on income	582	269	1,390	1,032

Minority interests	2	(1)	4	(2)

Income/(loss) from continuing operations before cumulative effect of change in accounting principles	2,844	(3,674)	5,163	(1,220)

Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	17	--	30	38
Gains on sales of discontinued businesses and product lines-net of tax	2	83	2	2,285

Discontinued operations-net of tax	19	83	32	2,323

Income/(loss) before cumulative effect of change in accounting principles	2,863	(3,591)	5,195	1,103

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)

Net income/(loss)	$2,863	$(3,591)	$5,195	$1,073

Earnings/(loss) per common share - Basic:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$.38	$(.49)	$.69	$(.18)
Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	--	--	--	--
Gains on sales of discontinued businesses and product lines-net of tax	--	.01	--	.34
Discontinued operations-net of tax	--	.01	--	.34
Income/(loss) before cumulative effect of change in accounting principles	.38	(.48)	.69	.16
Cumulative effect of change in accounting principles-net of tax	--	--	--	--
Net income/(loss)	$.38	$(.48)	$.69	$.16

Earnings/(loss) per common share - Diluted:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$.38	$(.49)	$.68	$(.18)
Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	--	--	--	--
Gains on sales of discontinued businesses and product lines-net of tax	--	.01	--	.34
Discontinued operations-net of tax	--	.01	--	.34
Income/(loss) before cumulative effect of change in accounting principles	.38	(.48)	.68	.16
Cumulative effect of change in accounting principles-net of tax	--	--	--	--
Net income/(loss)	$.38	$(.48)	$.68	$.16

Weighted average shares used to calculate earnings/(loss) per common share:
Basic	7,574.1	7,453.4	7,580.2	6,777.4

Diluted	7,664.0	7,453.4	7,671.6	6,777.4

Cash dividends paid per common share	$.17	$.15	$.34	$.30

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBISIDARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(millions of dollars)	June 27, 2004*	Dec. 31, 2003**
ASSETS
Current Assets
Cash and cash equivalents	$652	$1,520
Short-term investments	16,831	10,432
Accounts receivable, less allowance for doubtful accounts: $187 and $185	9,342	8,636
Short-term loans	496	391
Inventories	5,863	5,699
Prepaid expenses, taxes and other	3,159	2,758
Assets of discontinued businesses and product lines held for sale	342	1,241
Total current assets	36,685	30,677
Long-term investments and loans	4,420	6,142
Property, plant and equipment, less accumulated depreciation: $7,302 and $6,916	17,299	18,156
Goodwill	23,258	22,265
Identifiable intangible assets, less accumulated amortization	34,031	35,591
Other assets, deferred taxes and deferred charges	4,268	3,944
Total assets	$119,961	$116,775

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $921 and $726	$12,204	$8,818
Accounts payable	2,480	2,587
Dividends payable	1,285	1,300
Income taxes payable	1,413	1,910
Accrued compensation and related items	1,599	1,740
Accrued litigation settlements	282	1,402
Other current liabilities	5,785	5,850
Liabilities of discontinued businesses and product lines held for sale	110	302
Total current liabilities	25,158	23,909
Long-term debt	6,765	5,755
Pension benefit obligations	2,710	2,858
Postretirement benefit obligations	1,456	1,451
Deferred taxes on income	12,767	13,012
Other noncurrent liabilities	4,400	4,413
Total liabilities	53,256	51,398

Shareholders' Equity
Preferred stock	205	219
Common stock	437	435
Additional paid-in capital	67,053	66,396
Retained earnings	32,003	29,382
Accumulated other comprehensive expense	140	195
Employee benefit trust, at fair value	(1,526)	(1,898)
Treasury stock	(31,607)	(29,352)

Total shareholders' equity	66,705	65,377
Total liabilities and shareholders' equity	$119,961	$116,775

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003

Operating Activities:
Net income	$5,195	$1,073
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Cumulative effect of change in accounting principles	--	30
Income from operations of discontinued businesses and product lines	(30)	(38)
Depreciation and amortization	2,517	1,205
Merger-related in-process research and development charge	955	5,130
Charge for fair value mark-up of acquired inventory	--	392
Deferred taxes	(222)	47
Gains on sales of discontinued businesses and product lines, net of taxes not yet paid	(2)	(3,141)
Other	463	(28)
Changes in assets and liabilities (net of businesses acquired and divested)	(3,702)	(214)

Net cash provided by continuing operating activities	5,174	4,456

Investing Activities:
Purchases of property, plant and equipment	(961)	(1,204)
Purchases of short-term investments	(8,655)	(8,323)
Proceeds from redemptions of short-term investments	3,242	6,805
Purchases of long-term investments	(712)	(843)
Proceeds from redemptions of long-term investments	1,429	--
Purchases of other assets	(411)	(308)
Proceeds from sales of other assets	225	189
Acquisition of businesses, net of cash acquired	(1,443)	--
Proceeds from the sales of businesses and product lines	575	5,587
Cash and cash equivalents acquired through acquisition of Pharmacia	--	1,789
Other investing activities	(59)	141

Net cash (used in)/provided by investing activities	(6,770)	3,833

Financing Activities:
Increase in short-term borrowings-net	3,360	189
Principal payments on short-term borrowings	(170)	(718)
Proceeds from issuances of long-term debt	1,588	621
Principal payments on long-term debt	(11)	(274)
Proceeds from common stock issuances	37	55
Purchases of common stock	(2,275)	(6,422)
Cash dividends paid	(2,562)	(2,089)
Stock option transactions and other	749	670

Net cash provided by/(used in) financing activities	716	(7,968)
Net cash provided by discontinued operations	--	14
Effect of exchange-rate changes on cash and cash equivalents	12	(23)
Net (decrease)/increase in cash and cash equivalents	(868)	312
Cash and cash equivalents at beginning of period	1,520	1,878

Cash and cash equivalents at end of period	$652	$2,190

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,853	$1,115
Interest	194	184
Non-cash transactions:
Receivable from sale of business (received on June 28, 2004)	$450	$--
Acquisition of Pharmacia, net of transaction costs	$--	$55,872

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 23, 2004 and May 25, 2003.

We have made certain reclassifications to the 2003 condensed consolidated financial statements to conform to the 2004 presentation. These reclassifications include the results of operations, the assets and liabilities held for sale and cash flows related to certain businesses and product lines reported as discontinued operations during the three-month and six-month periods ended June 27, 2004 - See Note 12, "Discontinued Operations." Amortization of intangible assets (relating primarily to intangible assets acquired in connection with the acquisition of Pharmacia) previously included in Other (income)/deductions-net is now presented in Amortization of intangible assets. Copromotion charges and payments for intellectual property rights previously included in Other (income)/deductions-net is now presented in Research and development expenses.

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

On April 16, 2003 we completed our acquisition of Pharmacia Corporation (Pharmacia) in a stock-for-stock transaction accounted for under the purchase method of accounting - See Note 3, "Pharmacia Acquisition." Starting at the date of acquisition, April 16, 2003, the Pharmacia assets acquired and liabilities assumed were recorded at their respective fair values and our results of operations include Pharmacia's product sales and expenses from the acquisition date. Therefore, our operating results for the second quarter and first six months of 2004 reflect the impact of the acquisition of Pharmacia throughout each period, as compared to the second quarter and first six months of 2003 which reflect the impact of the acquisition of Pharmacia from April 16, 2003.

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

The weighted-average fair value per stock option granted was $4.49 for the three months ended June 27, 2004, $7.77 for the three months ended June 29, 2003, $6.88 for the six months ended June 27, 2004 and $7.35 for the six months ended June 29, 2003. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. In the first quarter of 2004, we changed our method of estimating expected stock price volatility to reflect market-based inputs under emerging stock option valuation considerations. The Black-Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor considers the restrictions on trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted considerations of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Expected dividend yield	2.57%	3.23%	2.90%	3.15%
Risk-free interest rate	2.07%	2.86%	3.32%	2.75%
Expected stock price volatility	20.43%	33.41%	22.15%	33.05%
Expected term until exercise (years)	3.26	5.74	5.75	5.58

The following table summarizes our results for the three-month and six-month periods ended June 27, 2004 and June 29, 2003 as if we had recorded compensation expense for the options grants:

	Three Months Ended		Six Months Ended
(millions of dollars, except per common share data)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income/(loss) available to common shareholders used in the calculation of basic earnings/(loss) per common share:
As reported under GAAP*	$2,862	$(3,593)	$5,193	$1,071
Compensation expense	(147)	(139)	(273)	(251)
Pro forma	$2,715	$(3,732)	$4,920	$820

Basic earnings/(loss) per common share:
As reported under GAAP*	$.38	$(.48)	$.69	$.16
Compensation expense	(.02)	(.02)	(.04)	(.04)
Pro forma	$.36	$(.50)	$.65	$.12

Net income/(loss) available to common shareholders used in the calculation of diluted earnings/(loss) per common share:
As reported under GAAP*	$2,862	$(3,592)	$5,192	$1,072
Compensation expense	(147)	(139)	(273)	(251)
Pro forma	$2,715	$(3,731)	$4,919	$821

Diluted earnings/(loss) per common share:
As reported under GAAP*	$.38	$(.48)	$.68	$.16
Compensation expense	(.02)	(.02)	(.04)	(.04)
Pro forma	$.36	$(.50)	$.64	$.12

*

Includes stock based compensation expense, net of related tax effects, of $40 million for the six months ended June 27, 2004 ($10 million for the three months ended June 27, 2004) and $29 million for the six months ended June 29, 2003 ($20 million for the three months ended June 29, 2003).

Net income available to common shareholders used in the calculation of basic earnings per common share represents net income reduced by preferred stock dividends-net of tax and net income available to common shareholders used in the calculation of diluted earnings per common share represents net income reduced by the incremental allocation of shares to the Employee Stock Ownership Plans (ESOPs) acquired as part of the Pharmacia acquisition.

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

B.  Allocation of Purchase Price

The purchase price allocation, which is considered final, is based on an estimate of the fair value of assets acquired and liabilities assumed.

(millions of dollars)

Book value of net assets acquired	$8,795
Less: existing goodwill and other intangible assets	1,559
Tangible book value of net assets acquired	7,236
Remaining allocation:
Increase inventory to fair value	2,939
Increase long-term investments to fair value	40
Decrease property, plant and equipment to fair value	(317)
Record in-process research and development charge	5,052
Record identifiable intangible assets	37,066
Increase long-term debt to fair value	(370)
Increase benefit plan liabilities to fair value	(1,471)
Increase other net assets to fair value	(477)
Restructuring costs incurred through June 27, 2004	(2,182)
Tax adjustments	(12,947)
Goodwill	21,403
Purchase price	$55,972

Since our interim allocation in the fourth quarter of 2003, the significant revisions to our estimates relate primarily to fixed assets ($756 million decrease), identifiable intangible assets ($155 million decrease) and tax adjustments ($645 million decrease). In addition, we recorded an additional $604 million in restructuring charges in the first six months of 2004.

The more significant revisions to our estimates relating to our initial allocation of the purchase price in the second quarter of 2003 include inventory ($1,331 million increase), fixed assets ($1,128 million decrease) identifiable intangible assets ($560 million increase) and tax adjustments ($986 million decrease). In addition, we recorded an additional $1,415 million in restructuring charges.

All of these revisions reflect our greater understanding of Pharmacia net assets since the acquisition date.

Note 4:  Esperion Therapeutics, Inc. Acquisition

On February 10, 2004, we completed the acquisition of all of the outstanding shares of Esperion Therapeutics, Inc. (Esperion), a biopharmaceutical company, with no approved products, that is focused on the development of high-density-lipoprotein (HDL) cholesterol-targeted therapies for the treatment of cardiovascular disease, for $1.3 billion in cash (including transaction costs). The acquisition has been accounted for as a purchase business combination. The allocation of the purchase price includes in-process research and development of $920 million, which was expensed, and goodwill of $234 million, which has been allocated to our pharmaceutical segment. Neither of these items is deductible for tax purposes.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Integration costs:
Pharmacia	$141	$221	$242	$301
Other	9	11	12	20
Restructuring costs:
Pharmacia	134	52	277	52
Other	5	1	5	4
Total merger-related costs - expensed	$289	$285	$536	$377
Total merger-related costs - capitalized	$--	$767	$604	$767

Integration costs represent external, incremental costs directly related to an acquisition, including expenditures for consulting and systems integration when incurred.

In connection with the acquisition of Pharmacia, Pfizer management approved plans throughout 2003 and during the first six months of 2004 to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and include severance, costs of vacating duplicative facilities, contract termination and other exit costs. Total merger-related expenditures incurred during 2003-2005 are expected to be about $6.0 billion, on a pre-tax basis.

Restructuring Costs Associated with Legacy Pfizer and Legacy Pharmacia - Expensed

We have recorded restructuring costs associated with exiting certain activities of legacy Pfizer and legacy Pharmacia (from April 16, 2004), including severance, costs of vacating duplicative facilities, contract termination and other costs. These costs have been recorded as a charge to the results of operations and are included in Merger-related costs. The components of the restructuring costs associated with the acquisition of Pharmacia, which were expensed, follow:

	Provisions
(millions of dollars)	Year 2003	Six Months Ended June 27, 2004	Total	Utilization Through June 27, 2004	Reserve* June 27, 2004

Employee termination costs	$140	$149	$289	$175	$114
Asset impairments	21	114	135	135	--
Other	16	14	30	18	12
	$177	$277	$454	$328	$126

*Included in Other current liabilities.

Through June 27, 2004, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia (from April 16, 2004) work force by 2,570 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of June 27, 2004, 1,890 employees were terminated. Asset impairments primarily include charges to writedown property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia (from April 16, 2004).

Restructuring Costs Associated with Legacy Pharmacia - Capitalized

We have recorded, through April 15, 2004, $2,182 million of restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs are recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring costs incurred in the first year after the acquisition are considered part of the purchase price of Pharmacia and have been recorded as an increase to goodwill. These restructuring costs also include costs associated with relocation. Future restructuring costs associated with legacy Pharmacia will be charged to the results of operations. The components of the restructuring costs capitalized as a cost of the acquisition of Pharmacia follow:

	Costs Incurred
(millions of dollars)	Year 2003	Six Months Ended June 27, 2004	Total	Utilization Through June 27, 2004	Reserve* June 27, 2004

Employee termination costs	$1,289	$258	$1,547	$1,390	$157
Other	289	346	635	444	191
	$1,578	$604	$2,182	$1,834	$348

* Included in Other current liabilities.

Through June 27, 2004, Employee termination costs represent the approved reduction of the legacy Pharmacia work force by 12,863 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of June 27, 2004, 11,658 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Other includes costs to exit certain activities of legacy Pharmacia, which in the second quarter of 2004 reflects an approximate $500 million downward revision related to estimated exit costs.

Note 6:  Inventories

The components of inventories follow:

(millions of dollars)	June 27, 2004	Dec. 31, 2003

Finished goods	$2,161	$2,198
Work-in-process	2,508	2,204
Raw materials and supplies	1,194	1,297
Total inventories	$5,863	$5,699

Note 7:  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill for the six months ended June 27, 2004, by segment, follow:

(millions of dollars)	Pharmaceutical	Consumer Healthcare	Animal Health	Other	Total

Balance, December 31, 2003	$19,487	$2,615	$78	$85	$22,265
Pharmacia goodwill adjustments	816	155	(14)	(1)	956
Other*	74	9	28	(74)	37
Balance, June 27, 2004	$20,377	$2,779	$92	$10	$23,258

*Includes additions from acquisitions (primarily Esperion), reclassifications to Assets of discontinued businesses and product lines held for sale (including those subsequently sold) and the impact of foreign exchange.

Refer to Note 3B Pharmacia Acquisition: Allocation of Purchase Price for the primary factors impacting the Pharmacia goodwill adjustments.

B.  Intangibles

The components of identifiable intangible assets follow:

	Gross Carrying Amount		Accumulated Amortization
(millions of dollars)	June 27, 2004	Dec. 31, 2003	June 27, 2004	Dec. 31, 2003

Amortized intangible assets:
Developed technology rights	$31,760	$31,566	$(4,044)	$(2,364)
Trademarks	145	107	(89)	(68)
Other	560	583	(150)	(186)
Total amortized intangible assets	32,465	32,256	(4,283)	(2,618)
Unamortized identifiable intangible assets:
Brands	5,240	5,305	--	--
Trademarks	234	266	--	--
Other	375	382	--	--
Total unamortized intangible assets	5,849	5,953	--	--
Total identifiable intangible assets	$38,314	$38,209	$(4,283)	$(2,618)

Total amortization expense for finite-lived intangible assets was $847 million and $591 million for the three months ended June 27, 2004 and June 29, 2003 and $1,690 million and $609 million for the six months ended June 27, 2004 and June 29, 2003. Intangible assets that contribute to our ability to sell, manufacture, research, market and distribute are included in Amortization of intangible assets as they benefit multiple business functions. Intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative and Research and development expenses, as appropriate.

The annual amortization expense expected for the fiscal years 2004 through 2009 is expected to be $3,347 million in 2004, $3,345 million in 2005, $3,238 million in 2006, $3,088 million in 2007, $2,573 million in 2008, and $2,364 million in 2009.

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

B.  Derivative Financial Instruments and Hedging Activities

During the first six months of 2004, we entered into the following incremental or new derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange financial instruments serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions:

Financial Instrument	Hedge Type	Hedged Item	Notional Amount (millions of dollars)	Maturity Date

Forward contracts	Cash flow	Euro available-for-sale investments	$175	Through 2004

In addition, forward contracts used to offset short-term foreign currency assets and liabilities were primarily for intercompany transactions in euros, Japanese yen and Australian dollars for the first six months ended June 27, 2004.

Interest Rate Risk

These interest rate derivatives are employed to manage interest rate risk:

Financial Instrument	Hedge Type	Hedged Item	Notional Amount (millions of dollars)	Maturity Date

Swaps	Fair value	U.S. dollar fixed rate debt (1)	$750	2014
Swaps	Fair value	U.S. dollar fixed rate debt (1)	700	2007

(1)	Serves to reduce exposure to long-term U.S. dollar interest rates by effectively converting fixed rates associated with long-term debt obligations to floating rates.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first six months of 2004.

Note 9:  Benefit Plans

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the three months ended June 27, 2004 and June 29, 2003 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (non-qualified)		International		Postretirement Plans
(millions of dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$73	$62	$9	$10	$62	$53	$10	$9
Interest cost	98	90	14	16	72	56	31	30
Expected return on plan assets	(143)	(97)	--	--	(70)	(52)	(6)	(4)
Amortization of:
Prior service costs	4	5	1	1	(1)	1	1	3
Net transition asset	--	--	--	--	(1)	--	--	--
Actuarial losses	23	28	9	7	14	9	6	6
Curtailments and settlements-net	--	--	--	--	(18)	3	--	--
Net periodic benefit costs	$55	$88	$33	$34	$58	$70	$42	$44

The component of net periodic benefit cost of the U.S. and international pension plans and the post-retirement plans for the six months ended June 27, 2004 and June 29, 2003 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (non-qualified)		International		Postretirement Plans
(millions of dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$144	$108	$17	$17	$130	$94	$20	$14
Interest cost	195	157	29	29	143	96	62	45
Expected return on plan assets	(286)	(172)	--	--	(141)	(93)	(11)	(4)
Amortization of:
Prior service costs	8	9	1	1	4	3	1	6
Net transition asset	--	--	--	--	1	--	--	--
Actuarial losses	49	57	18	15	27	18	12	11
Curtailments and settlements-net	--	1	--	1	(19)	5	--	1
Net periodic benefit costs	$110	$160	$65	$63	$145	$123	$84	$73

We previously disclosed in our consolidated financial statements for the year ended December 31, 2003, that we expected to contribute approximately $34 million to our U.S. qualified pension plans, $87 million to our U.S. supplemental (non-qualified) pension plans and $136 million to our U.S. postretirement plans in 2004. The expected contributions to our U.S. qualified pension plans and our U.S. postretirement plans remain unchanged, while we now expect our contributions to our U.S. supplemental (non-qualified) pension plans to be $121 million in 2004. International pension and postretirement plans will be funded in accordance with local regulations.

Note 10:  Comprehensive Income

	Three Months Ended		Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income/(loss)	$2,863	$(3,591)	$5,195	$1,073
Other comprehensive income/(expense):
Holding gain/(loss) on investment securities arising during period-net of tax	35	(119)	183	(145)
Reclassification adjustment-net of tax	--	5	--	5
Net income/(loss) on investment securities	35	(114)	183	(140)
Currency translation adjustment and hedges	(1,624)	740	(238)	1,399
Total other comprehensive income/(expense)	(1,589)	626	(55)	1,259
Total comprehensive income/(loss)	$1,274	$(2,965)	$5,140	$2,332

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first six months of 2004 was:

(millions of dollars)	2004

Opening balance	$632
Translation adjustment and hedges	(238)
Ending balance	$394

Note 11:  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

EPS Numerator - Basic:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$2,844	$(3,674)	$5,163	$(1,220)

Less: Preferred stock dividends - net of tax	1	2	2	2

Income/(loss) available to common shareholders from continuing operations before cumulative effect of change in accounting principles	2,843	(3,676)	5,161	(1,222)

Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	17	--	30	38
Gains on sales of discontinued businesses and product lines-net of tax	2	83	2	2,285

Discontinued operations-net of tax	19	83	32	2,323

Income/(loss) available to common shareholders before cumulative effect of change in accounting principles	2,862	(3,593)	5,193	1,101

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)

Net income/(loss) available to common shareholders	$2,862	$(3,593)	$5,193	$1,071

EPS Denominator - Basic:
Weighted average number of common shares outstanding	7,574.1	7,453.4	7,580.2	6,777.4

EPS Numerator - Diluted:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$2,844	$(3,674)	$5,163	$(1,220)

Less: ESOP contribution - net of tax	1	1	3	1

Income/(loss) available to common shareholders from continuing operations before cumulative effect of change in accounting principles	2,843	(3,675)	5,160	(1,221)

Discontinued operations:
Income from operations of discontinued businesses and product lines-net of tax	17	--	30	38
Gains on sales of discontinued businesses and product lines-net of tax	2	83	2	2,285

Discontinued operations-net of tax	19	83	32	2,323

Income/(loss) available to common shareholders before cumulative effect of change in accounting principles	2,862	(3,592)	5,192	1,102

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)

Net income/(loss) available to common shareholders	$2,862	$(3,592)	$5,192	$1,072

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	7,574.1	7,453.4	7,580.2	6,777.4
Common share equivalents--stock options, stock issuable under employee compensation plans and convertible preferred stock	89.9	--	91.4	--
Weighted average number of common shares outstanding and common share equivalents	7,664.0	7,453.4	7,671.6	6,777.4

Outstanding stock options, representing 280 million shares of common stock during the three-month and six-month periods ended June 27, 2004, had exercise prices greater than the average market price of our common stock. These options were excluded from the computation of diluted EPS for these periods because their inclusion would have had an antidilutive effect.

As a result of incurring a loss from continuing operations before cumulative effect of change in accounting principles during the three-month and six-month periods ended June 29, 2003, stock options, stock issuable under employee compensation plans and convertible preferred stock representing equivalents of approximately 687 million shares of common stock outstanding during the three-month and six-month periods ended June 29, 2003 were excluded from the computation of diluted EPS for those periods because their inclusion would have had an antidilutive effect.

Also, in the diluted computation, income from continuing operations and net income are reduced by the incremental contribution to the ESOPs, which were acquired as part of the Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOPs would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

Note 12:  Discontinued Operations

We evaluate our businesses and product lines on an ongoing basis for strategic fit within our operations. As a result of our evaluation, in the first three months of 2004, we decided to sell the following businesses and product lines:

-

In January 2004, we agreed to sell our in-vitro allergy and autoimmune diagnostics testing (Diagnostics) business, formerly included in the "Corporate/Other" category of our segment information, for $575 million in cash. The sale was completed on April 23, 2004. The Diagnostics business was acquired in April 2003 in connection with our acquisition of Pharmacia. We recorded $153 million in revenues from this business in 2003.

-

In March 2004, we decided to sell our surgical ophthalmic business and in April 2004, we agreed to sell this business for $450 million in cash. The sale was completed on June 26, 2004 with the proceeds held in escrow until June 28, 2004 (included in Prepaid expenses, taxes and other at June 27, 2004). The surgical ophthalmic business was included in our Pharmaceutical segment and became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $102 million in revenues from this business in 2003.

-

In March 2004, we decided to sell certain non-core consumer product lines marketed primarily in Europe by our Consumer Healthcare segment and in May 2004, we agreed to sell these products for 135 million euro (approximately $163 million) in cash. This transaction closed on June 28, 2004, which is in the third fiscal quarter of 2004. The majority of these products are small brands, sold in single markets only and include certain products that became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $103 million in revenues from these products in 2003.

-

In March 2004, we decided to sell certain European generic pharmaceutical businesses. The European generic businesses were included in our Pharmaceutical segment and became a part of Pfizer in April 2003, in connection with our acquisition of Pharmacia. We recorded $94 million in revenues from these businesses in 2003.

We have included the results of operations of these businesses and product lines in discontinued operations for the three-month and six-month periods ended June 27, 2004. Due to the timing of our acquisition of Pharmacia in April 2003, the results of operations relating to these businesses and product lines for the three-month and six-month periods ended June 29, 2003 were included in our consolidated results of operations from the April 16, 2003 acquisition date, except for those relating to certain legacy Pfizer non-core consumer healthcare products which have been included in discontinued operations for all periods presented.

The significant assets and liabilities relating to these businesses and product lines include intangible assets, goodwill, property, plant and equipment, inventory, accounts receivable, accrued liabilities and deferred taxes.

In 2003, we sold the following businesses and product lines:

-

In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, for $4.2 billion in cash. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of operations for the first six months of 2003.

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

These businesses and product lines are reported as discontinued operations in the three-month and six-month periods ended June 29, 2003.

The following amounts have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Revenues	$154	$253	$304	$877

Pre-tax income	$25	$--	$45	$62
Provision for taxes on income	8	--	15	24
Income from operations of discontinued businesses and product lines-net of tax	17	--	30	38
Pre-tax gains on sales of discontinued businesses and product lines	3	139	3	3,885
Provision for taxes on gains	1	56	1	1,600
Gains on sales of discontinued businesses and product lines-net of tax	2	83	2	2,285
Discontinued operations-net of tax	$19	$83	$32	$2,323

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

We operate several other businesses which include the manufacture of empty soft-gelatin capsules (Capsugel) and contract manufacturing and bulk pharmaceutical chemicals (Pfizer CentreSource). Due to the size of these businesses, they are grouped into the "Other" category.

Revenues and profits/(losses) by segment for the three months ended June 27, 2004 and June 29, 2003 were as follows:

		Pharma-	Consumer	Animal
		ceutical	Healthcare	Health	Other	(a)	Consolidated

Revenues	2004	$10,704	$869	$484	$ 217		$12,274
	2003	8,602	717	383	198		9,900

Segment profit/(loss)(b)	2004	$ 4,696	$154	$ 89	$(1,511)	(c) (d)	$ 3,428
	2003	3,372	120	56	(6,954)	(c) (e)	(3,406)

Revenues and profits/(losses) by segment for the six months ended June 27, 2004 and June 29, 2003 were as follows:

		Pharma-	Consumer	Animal
		ceutical	Healthcare	Health	Other	(a)	Consolidated

Revenues	2004	$21,745	$1,673	$912	$ 432		$24,762
	2003	16,148	1,296	652	310		18,406

Segment profit/(loss)(b)	2004	$10,148	$ 313	$155	$(4,059)	(c) (d)	$ 6,557
	2003	6,856	253	91	(7,390)	(c) (e)	(190)

(a)	Includes Capsugel, Pfizer CentreSource and Corporate/Other.

(b)

Equals income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles. For management reporting purposes, certain costs, including non-cash purchase accounting charges and merger-related costs, are not included in the results utilized by management to evaluate its core business.

(c)

Includes interest income/(expense), corporate expenses, other income/(expense), certain performance-based compensation expenses not allocated to the operating segments, non-cash purchase accounting charges and merger-related costs.

(d)

Other includes non-cash charges associated with purchase accounting for acquisitions for the three-month and six-month periods ended June 27, 2004 including acquired in-process research and development and incremental intangible amortization and other of $824 million and $2,546 million that were attributable to Pharmaceutical, $2 million and $3 million for Consumer Healthcare, $1 million and $21 million for Animal Health and $(7) million and $8 million for Other.

(e)

Other includes non-cash charges associated with purchase accounting for the three-month and six-month periods ended June 29, 2003 including acquired in-process research and development, the sale of acquired inventory written up to fair value and incremental intangible amortization and other of $5,776 million that were attributable to Pharmaceutical, $90 million for Consumer Healthcare, $222 million for Animal Health and $18 million for Other.

Revenues for each group of similar products are as follows:

	Three Months Ended			Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$3,963	$3,568	11	$8,217	$7,096	16
Central nervous system disorders	2,036	1,579	29	3,983	3,189	25
Arthritis and pain	1,146	648	77	2,322	737	215
Infectious and respiratory diseases	1,125	902	25	2,360	1,989	19
Urology	583	525	11	1,218	999	22
Oncology	305	200	53	548	200	175
Ophthalmology	291	110	164	570	110	417
Endocrine disorders	223	108	106	443	108	309
All other	894	776	15	1,801	1,203	50
Alliance revenue	138	186	(26)	283	517	(45)
Total Pharmaceutical	10,704	8,602	24	21,745	16,148	35
CONSUMER HEALTHCARE	869	717	21	1,673	1,296	29
ANIMAL HEALTH	484	383	26	912	652	40
OTHER	217	198	10	432	310	39
Total revenues	$12,274	$9,900	24	$24,762	$18,406	35

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of June 27, 2004 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 27, 2004 and June 29, 2003 and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
August 6, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Condensed Consolidated Statement of Operations follow:

	Second Quarter			First Six Months
(millions of dollars, except per common share data)	2004	2003	% Change	2004	2003	% Change
Revenues	$12,274	$9,900	24	$24,762	$18,406	35

Cost of sales	1,752	1,980	(11)	3,546	3,038	17
% of revenues	14.3%	20.0%		14.3%	16.5%

Selling, informational and administrative expenses	4,258	3,744	14	8,191	6,484	26
% of revenues	34.7%	37.8%		33.1%	35.2%

Research and development expenses	1,819	1,738	5	3,469	3,211	8
% of revenues	14.8%	17.6%		14.0%	17.4%

Amortization of intangible assets	830	572	45	1,653	576	187
% of revenues	6.8%	5.8%		6.7%	3.1%

Merger-related in-process research and development charge	--	5,130	*	955	5,130	(81)
% of revenues	--	51.8%		3.9%	27.9%

Merger-related costs	289	285	1	536	377	42
% of revenues	2.4%	2.9%		2.2%	2.0%

Other (income)/deductions-net	(102)	(143)	(29)	(145)	(220)	(34)

Income/(loss) from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	3,428	(3,406)	*	6,557	(190)	*
% of revenues	27.9%	(34.4)%		26.5%	(1.0)%

Provision for taxes on income	582	269	116	1,390	1,032	35

Effective tax rate	17.0%	7.9%		21.2%	541.9%

Income/(loss) from continuing operations before cumulative effect of change in accounting principles	2,844	(3,674)	*	5,163	(1,220)	*
% of revenues	23.2%	(37.1)%		20.9%	(6.6)%

Discontinued operations-net of tax	19	83	(77)	32	2,323	(99)

Income/(loss) before cumulative effect of change in accounting principles	2,863	(3,591)	*	5,195	1,103	371
% of revenues	23.3%	(36.3)%		21.0%	6.0%

Cumulative effect of change in accounting principles-net of tax	--	--	*	--	(30)
						*
Net income/(loss)	$2,863	$(3,591)	*	$5,195	$1,073	384
% of revenues	23.3%	(36.3)%		21.0%	5.8%

Earnings/(loss) per common share - Basic:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$.38	$(.49)	*	$.69	$(.18)	*
Discontinued operations-net of tax	--	.01	*	--	.34	*
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	--	--
Net income/(loss)	$.38	$(.48)	*	$.69	$.16	331

Earnings/(loss) per common share - Diluted:
Income/(loss) from continuing operations before cumulative effect of change in accounting principles	$.38	$(.49)	*	$.68	$(.18)	*
Discontinued operations-net of tax	--	.01	*	--	.34	*
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	--	--
Net income/(loss)	$.38	$(.48)	*	$.68	$.16	325

Cash dividends paid per common share	$.17	$.15		$.34	$.30

OVERVIEW

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals, as well as many of the world's best known consumer healthcare products. We generate revenue through the sale of our products, as well as through alliance agreements by copromoting products discovered by other companies.

Pharmacia Acquisition

On April 16, 2003,  we acquired Pharmacia in a stock-for-stock transaction valued at approximately $56 billion. This transaction was accounted for as a purchase business combination under accounting principles generally accepted in the United States of America (GAAP). The results of operations discussed below include Pharmacia's product sales and expenses from the acquisition date. Therefore, our operating results for the second quarter and first six months of 2004 reflect the impact of the acquisition of Pharmacia throughout each period, as compared to the second quarter and first six months of 2003 which reflect the impact of the acquisition of Pharmacia from April 16, 2003.

In connection with the acquisition, we continue to take actions to integrate and restructure the Pharmacia operations in order to increase our profitability through cost savings and operating efficiencies. To achieve the savings, we have incurred certain merger-related expenditures of about $3.7 billion from the acquisition date through June 27, 2004, which are discussed in more detail in the "Costs and Expenses" section. As a result of these activities and the combining of operations, it is not possible to provide separate results of operations for Pharmacia for the period after the acquisition date.

Esperion Acquisition

On February 10, 2004 we completed the acquisition of all of the outstanding shares of Esperion Therapeutics, Inc. (Esperion), a biopharmaceutical company, with no approved products, that is focused on the development of high-density-lipoprotein (HDL) cholesterol-targeted therapies for the treatment of cardiovascular disease, for $1.3 billion in cash (including transaction costs). The acquisition has been accounted for as a purchase business combination. The allocation of the purchase price includes in-process research and development of $920 million, which was expensed, and goodwill of $234 million, which has been allocated to our pharmaceutical segment. Neither of these items is deductible for tax purposes.

Other Financial Impacts

During the first six months of 2004, we decided to sell certain businesses and product lines that were primarily acquired in connection with our acquisition of Pharmacia because they do not fit within our strategic plan. Specifically, in January 2004, we agreed to sell our in-vitro allergy and autoimmune diagnostics testing business for $575 million in cash (closed on April 23, 2004). In March 2004, we decided to sell our surgical ophthalmic business which, in April 2004, we agreed to sell for $450 million in cash (closed on June 26, 2004). In March 2004, we decided to sell certain non-core consumer healthcare products primarily marketed in Europe which, in May 2004, we agreed to sell for 135 million euro (approximately $163 million) in cash. This transaction closed on June 28, 2004, which is in the third fiscal quarter of 2004. In addition, in March 2004 we decided to sell certain European generic businesses. All of these businesses and product lines are reported as discontinued operations in the three-month and six-month periods ended June 27, 2004 and in the comparable prior periods where applicable.

During the first six months of 2003, we sold the Adams confectionery business, the Schick-Wilkinson Sword shaving products business and certain women's health product lines, which in the aggregate, increased net income by $2,285 million after tax. These divestitures are reported as discontinued operations in the three-month and six-month periods ended June 27, 2003.

In the first six months of 2003, we incurred non-cash charges, which reduced net income by $30 million after tax in connection with our January 1, 2003 adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This charge was reported as a cumulative effect of a change in accounting principle.

REVENUES

Revenues increased 24% in the second quarter and 35% in the first six months of 2004, as compared to the prior year periods.

The revenue increase was primarily due to the inclusion of Pharmacia results (the second quarter and the first six months of 2003 only reflected 2 1/2 months of domestic and 1 1/2 months of international Pharmacia product sales), strong performances by a number of our in-line products and newly launched products across major businesses and regions and the weakening of the U.S. dollar relative to many other currencies. Eleven products--Lipitor, Norvasc, Zoloft, Celebrex, Neurontin, Zithromax, Viagra, Diflucan, Zyrtec, Bextra and Xalatan/Xalcom--each achieved revenues of more than half a billion dollars in the first six months of 2004.

Changes in foreign exchange rates increased revenues in the second quarter of 2004 by $418 million or 4.2% and increased revenues in the first six months of 2004 by $854 million or 4.6% compared to the same periods in 2003. The foreign exchange impact on the second quarter and first half of 2004 revenue growth, relative to the same periods last year, is associated with legacy Pfizer revenues only and primarily reflects the weakening of the U.S. dollar against major currencies. The revenues of legacy Pharmacia products, recorded from the acquisition date of April 16, 2003, are treated as incremental volume and do not have a foreign exchange impact.

On January 2, 2004 we increased the published prices for certain U.S. pharmaceutical products. The impact of price increases on revenues was not significant in the second quarter and first six months of 2004 compared to the prior year periods.

The second quarter of 2003 was the first period to include revenue associated with the sale of legacy Pharmacia products. Pharmacia trade stocking levels in the U.S. began the second quarter of 2003 at a little over 2 months on hand. The harmonization of legacy Pharmacia's trade-inventory practices with those of legacy Pfizer resulted in the reduction of trade inventories over the course of the second quarter and negatively impacted revenues by approximately $300 million in the second quarter and first six months of 2003. The harmonization of Pharmacia's trade-inventory practice was essentially completed during the third quarter of 2003. Such harmonization of trade-inventory practices with those of legacy Pfizer negatively impacted revenues by approximately $500 million in fiscal 2003.

Pfizer's policy relating to the supply of pharmaceutical inventory at domestic wholesalers, and in major international markets, is to maintain stocking levels under one month on average and to keep monthly levels consistent from year to year based on patterns of utilization. Pfizer has historically been able to closely monitor these customer stocking levels by purchasing information from our customers directly or by obtaining other third party information. Pfizer believes its data sources to be directionally reliable, but cannot verify its accuracy. Further, as Pfizer does not control this third party data, we cannot be assured of continuing access. Unusual buying patterns and utilization are promptly investigated.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, could have a material adverse effect on our projected revenues and net income.

Sales Rebates, Discounts and Incentives

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period.  If our estimates are not representative of actual settlement, our results could be materially affected.

Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 0.5% of pharmaceutical net sales and can result in a net increase to income or a net decrease to income. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid and Contract Rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year. Because of this time lag, in any given quarter, our adjustments to actual will incorporate revisions of several prior quarters.

Specifically:

-

In the U.S., we record provisions for Medicaid and Contract rebates based upon our actual experience ratio of rebates paid and actual prescriptions written within a respective period. We apply the experience ratio to the respective period's sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly to ensure that the historical trends are as current as practicable. As appropriate, we will adjust the ratio to better match our current experience or our expected future experience. In assessing this ratio, we consider current contract terms, such as changes in formulary status and discount rates. Periodically, we adjust the accrual based upon actual payments made for rebates. If our ratio is not indicative of future experience, our results could be affected.

-	Deductions for Chargebacks (discounts to federal government agencies) closely approximate actual as we settle these deductions generally within 2-3 weeks of incurring the liability.

-

Outside of the U.S., the majority of our rebates are contractual or legislatively-mandated and our estimates are based on actual invoiced sales within each period; both of these elements help to reduce the risk of variations in the estimation process. Some European countries base their rebates on the government's unbudgeted pharmaceutical spending and we use an estimated allocation factor against our actual invoiced sales to project the expected level of reimbursement. We obtain third party information that helps us to monitor the adequacy of these accruals. If our estimates are not indicative of actual unbudgeted spending, our results could be affected.

-

We generally record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentives programs.

Revenues by Country

Revenues by country for the second quarter and first six months of 2004  and the changes from the prior year were as follows:

	Second Quarter
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change

United States	$6,595	53.7	$5,832	58.9	13
Japan	821	6.7	569	5.7	44
All other	4,858	39.6	3,499	35.4	39
Consolidated	$12,274	100.0	$9,900	100.0	24

	First Six Months
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change

United States	$13,744	55.5	$11,265	61.2	22
Japan	1,549	6.3	1,043	5.7	49
All other	9,469	38.2	6,098	33.1	55
Consolidated	$24,762	100.0	$18,406	100.0	35

Revenues by Segment

Revenues by segment and the changes from the prior year were as follows:

	Second Quarter					First Six Months
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change	2004	% of Revenues	2003	% of Revenues	% Change

Pharmaceutical
U.S.	$5,886	48.0	$5,154	52.1	14	$12,348	49.9	$10,036	54.5	23
International	4,818	39.2	3,448	34.8	40	9,397	37.9	6,112	33.2	54
Worldwide	10,704	87.2	8,602	86.9	24	21,745	87.8	16,148	87.7	35

Consumer Healthcare
U.S.	421	3.4	411	4.2	3	838	3.4	788	4.3	6
International	448	3.7	306	3.0	46	835	3.4	508	2.8	65
Worldwide	869	7.1	717	7.2	21	1,673	6.8	1,296	7.1	29

Animal Health
U.S.	217	1.8	187	1.9	16	416	1.7	316	1.7	32
International	267	2.1	196	2.0	36	496	2.0	336	1.8	47
Worldwide	484	3.9	383	3.9	26	912	3.7	652	3.5	40

Other
U.S.	71	0.5	80	0.7	(13)	142	0.5	125	0.7	14
International	146	1.3	118	1.3	25	290	1.2	185	1.0	55
Worldwide	217	1.8	198	2.0	10	432	1.7	310	1.7	39

Total	$12,274	100.0	$9,900	100.0	24	$24,762	100.0	$18,406	100.0	35

Pharmaceutical

Worldwide revenues of the Pharmaceutical segment follow:

	Second Quarter			First Six Months
(millions of dollars)	2004	2003	% Change	2004	2003	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$3,963	$3,568	11	$8,217	$7,096	16
Central nervous system disorders	2,036	1,579	29	3,983	3,189	25
Arthritis and pain	1,146	648	77	2,322	737	215
Infectious and respiratory diseases	1,125	902	25	2,360	1,989	19
Urology	583	525	11	1,218	999	22
Oncology	305	200	53	548	200	175
Ophthalmology	291	110	164	570	110	417
Endocrine disorders	223	108	106	443	108	309
All other	894	776	15	1,801	1,203	50
Alliance revenue	138	186	(26)	283	517	(45)
Total Pharmaceutical	$10,704	$8,602	24	$21,745	$16,148	35

Revenue information for several of our major pharmaceutical products follow:

		Second Quarter		First Six Months
Product	Primary Indications	millions of dollars	% Change from 2003	millions of dollars	% Change from 2003

Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,363	17	$4,860	18
Norvasc	Hypertension	1,032	3	2,173	9
Accupril/Accuretic	Hypertension/Congestive heart failure	153	2	344	8
Cardura	Hypertension/Benign prostatic hyperplasia	161	15	309	12
Caduet	Reduction of LDL cholesterol and hypertension	2	--	30	--
Central nervous system disorders:
Zoloft	Depression and anxiety disorders	789	25	1,599	15
Neurontin	Epilepsy and neuropathic pain	782	32	1,478	22
Geodon	Schizophrenia	110	49	198	31
Xanax/Xanax XR	Anxiety/Panic disorders	86	33	171	167
Aricept*	Alzheimer's disease	74	28	145	29
Relpax	Migraine headaches	38	321	67	64
Arthritis and pain:
Celebrex	Arthritis pain and inflammation	728	112	1,497	303
Bextra	Arthritis pain and inflammation	275	49	545	195
Infectious and respiratory diseases:
Zithromax	Bacterial infections	370	18	837	(3)
Diflucan	Fungal infections	285	9	588	7
Vfend	Fungal infections	71	53	135	66
Zyvox	Bacterial infections	110	163	207	396
Urology:
Viagra	Erectile dysfunction	389	(7)	805	(10)
Detrol/Detrol LA	Overactive bladder	182	85	389	295
Oncology:
Camptosar	Metastatic colorectal cancer	147	32	239	114
Ellence	Breast cancer	88	117	167	314
Ophthalmology:
Xalatan/Xalcom	Glaucoma	291	164	570	417
Endocrine disorders:
Genotropin	Replacement of human growth hormone	180	102	360	303
All other:
Zyrtec	Allergies	306	(10)	605	(4)
Alliance revenue**:
Aricept, Spiriva, Rebif and Mirapex	Alzheimer's disease (Aricept), chronic obstructive pulmonary disease (Spiriva), multiple sclerosis (Rebif), Parkinson's disease (Mirapex)	138	(26)	283	(45)

*	Represents direct sales under license agreement with Eisai Co., Ltd.
**	Alliance revenue in 2003 included Celebrex and Bextra under copromotion agreements with Pharmacia prior to the merger.

Selected Product Updates:

Lipitor

Lipitor is the best-selling treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world.  With a 43% share and 10.7% growth in total prescriptions in the U.S. lipid-lowering market in May 2004, Lipitor continues to gain wide physician and patient acceptance based on its ability to bring the vast majority of patients to target cholesterol goals across the full dosing range, with an excellent safety profile. In addition, despite Crestor launches in the U.K., Canada, the Netherlands, and recently in the U.S., Lipitor continues to post double-digit sales growth, including 11% sales growth in the U.S. in the second quarter of 2004, compared to the same period in 2003.

There continues to be an opportunity for further growth of the cholesterol-lowering market. Of the tens of millions of Americans that are in need of medical therapy for high cholesterol, only one third are actually receiving treatment. Worldwide, millions of people with high cholesterol are not diagnosed, not treated, or treated with a dose inadequate to achieve cholesterol goals. Evolving treatment guidelines continue to encourage the use of statin therapy.

Norvasc

Norvasc is the fourth-largest-selling drug in the world. The slower rate of growth compared to earlier quarters is attributable in part to patent expirations throughout the E.U., except for Italy, France, Sweden, and Switzerland.

Zoloft

Zoloft, the most-prescribed SSRI in the U.S., has proven efficacy, safety, and tolerability in treating mood and anxiety disorders and is approved for the broadest range of such disorders of any antidepressant. This breadth of coverage is important from a clinical perspective, as these mental disorders are widespread and evidence significant co-morbidity.

In March 2004, the FDA informed Pfizer that it was requesting a class-labeling change for all antidepressants regarding the need for close observation of all patients being treated with antidepressants, including adults and children, for clinical worsening, for the emergence of suicidality, and for the emergence of a variety of other symptoms that may represent a precursor to suicidality, "regardless of the role antidepressants may have in the emergence of suicidal ideation/attempts in patients taking antidepressants." Depression is a serious public-health problem that carries an inherent risk of suicide. Pfizer agrees that all patients suffering from depression should be closely monitored for suicidal behavior and supports FDA's statement that no causal effect has been found between antidepressant use and suicidal behavior as it related to Zoloft.

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

Celebrex

Celebrex is the No. 1 COX-2-specific inhibitor in the world, having the broadest range of approved indications. It provides strong efficacy, excellent tolerability, and a proven safety profile in providing relief for the pain and inflammation of osteoarthritis, rheumatoid arthritis, acute pain, and primary dysmenorrhea. In May 2004, European regulators completed a safety review and reaffirmed the use of COX-2-specific inhibitors such as Celebrex in a broad range of patients.

Bextra

In May 2004, Bextra achieved a 10.2% share of new prescriptions in the U.S. NSAID market and European regulators completed a safety review and reaffirmed the use of COX-2-specific inhibitors such as Bextra in a broad range of patients. Additional Bextra studies in acute pain for a U.S. supplemental filing were completed in the second quarter of 2004.

Zithromax

The decrease in sales compared to the first six months of 2003 is primarily due to a weak respiratory infection season in the U.S. during the first quarter. Zithromax is the leading branded antibiotic in all adult and pediatric indications in the U.S.

Diflucan

Diflucan sales were adversely impacted by the entry of generic oral fluconazole products after Diflucan lost patent protection in much of Europe in 2003 as well as in Japan, the U.K., and Germany. In the U.S., the FDA granted Diflucan six months of market exclusivity through July 29, 2004, as a result of pediatric testing. Sales in the U.S. are expected to be adversely impacted by the loss of market exclusivity after July 29, 2004.

Viagra

The decrease in sales compared to the same periods in 2003 reflects the impact from the launch of two competitors in the U.S. market. On a global basis, the erectile-dysfunction market continues to grow at an impressive rate of nearly 25 percent. We believe this reflects the significant number of men who are suffering with this condition and can be helped by Viagra. Given Viagra's leading market share of 73 percent on a worldwide basis, it clearly remains the world's therapeutic standard in its category, with an excellent track record of safety and efficacy, and is well positioned to take advantage of continued growth in the erectile-dysfunction market.

In April, Pfizer implemented the Value Card savings program for Viagra to provide benefit to current Viagra patients and to help prompt undiagnosed men to seek treatment. After enrolling in the program, men who pay cash for their prescriptions or who are only partly reimbursed for their prescriptions can get a seventh free prescription after filling and paying for six, for the portion of their prescription paid for in cash. To date, more than 54,000 men have enrolled in the Value Card program.

Xalatan/Xalcom

Xalatan, a prostaglandin indicated for the treatment of open-angle glaucoma and ocular hypertension, is the No. 1 prescribed glaucoma medication in all promoted markets, including the U.S., Europe, and Japan. It is the first and only prostaglandin with a first-line indication for the treatment of elevated eye pressure. Xalcom consists of Xalatan with the beta blocker timolol. Future Xalatan/Xalcom global sales growth is expected to come through market expansion. While the U.S. glaucoma market has been experiencing low unit growth, about one third of diagnosed glaucoma patients are untreated. In addition, only 10-15% of ocular-hypertensive patients (a high-risk group for developing glaucoma) are currently being treated in the U.S. Several comparative clinical trials and recent European Glaucoma Society guidelines support Xalatan use in newly treated patients before less efficacious and/or poorly tolerated therapies.

Zyrtec

The decrease in sales compared to the same period in 2003 was due to the 18% decline in year-to-date new prescriptions in the antihistamine market due to the availability of multiple over-the-counter (OTC) branded and private-label loratadine products since December 2002. Zyrtec remains the only prescription antihistamine with a syrup formulation and, as of March 2004, became the only prescription antihistamine with a chewable formulation as well.

Consumer Healthcare

Revenues of our Consumer Healthcare business follow:

	Second Quarter			First Six Months
(millions of dollars)	2004	2003	% Change	2004	2003	% Change

Consumer Healthcare	$869	$717	21	$1,673	$1,296	29

The increase in consumer healthcare revenues in the second quarter and first six months of 2004, as compared to the prior year periods, was primarily due to the inclusion of Pharmacia products as well as:

-	the 28% increase in the second quarter and 20% increase in the first six months of 2004 in sales of Listerine mouthwash, which benefited from the recent U.S. launch of Natural Citrus flavor; and

-	the favorable impact of the weakening of the U.S. dollar against major currencies

Animal Health

Revenues of our Animal Health business were as follows:

	Second Quarter			First Six Months
(millions of dollars)	2004	2003	% Change	2004	2003	% Change

Livestock products	$288	$222	30	$553	$367	51
Companion animal products	196	161	22	359	285	26
Total Animal Health	$484	$383	26	$912	$652	40

The increase in animal health revenues in the second quarter and first six months of 2004 as compared with the prior year periods was primarily due to the inclusion of Pharmacia products, which are reflected in both product categories, and the favorable impact of the weakening of the U.S. dollar against major currencies.

Despite the impact of the bovine spongiform encephalopathy issue (mad cow disease), livestock product revenues increased 30% in the second quarter of 2004 and 51% in the first six months of 2004, as compared with the prior year periods, with key performance as follows:

-

Cattle biologicals grew 60% in the second quarter of 2004 and 39% in the first six months of 2004 over the prior year periods driven by the launch of Spirovac (for the prevention of bacterial infection of the reproductive tract) in the first quarter of last year in the U.S., and a new claim for BoviShield (protects pregnant cows and fetal and nursing calves against viral diseases) launched in the U.S. during the fourth quarter of last year

-	Performance also reflects the launch of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe during the first quarter of 2004 partially offset by:

-	a decline in Swine vaccine of 2% in the second quarter of 2004 and 6% in the first six months of 2004, as compared with prior year periods, due to competitive market conditions in the U.S.

Companion animal product revenues increased 22% in the second quarter of 2004 and 26% in the first six months of 2004, as compared with the prior year periods, with key brand performance as follows:

-

Revolution (for protection against fleas and heartworm) sales grew 26% in the second quarter of 2004 and 31% in the first six months of 2004 due to increased promotional efforts (especially for cats) throughout our markets

-	Clavamox/Synulox (an antibiotic for dogs and cats) sales grew 22% in the second quarter and the first six months of 2004 due to increased promotional activities in the U.S.

-

Rimadyl (for relief of arthritis pain and for post-operative pain in dogs) sales grew 14% in the second quarter of 2004 and 17% in the first six months of 2004 due to increased promotional efforts throughout our markets and the launch of an injectable form in the U.S.

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 11% in the second quarter of 2004 and increased 17% in the first six months of 2004 as compared with the prior year periods, while revenues increased 24% in the second quarter of 2004 and 35% in the first six months of 2004.

The change in cost of sales was primarily driven by the impact of purchase accounting on the 2003 income statement. Consistent with purchase accounting, Pharmacia's assets, including inventory, were recorded on the Pfizer balance sheet at fair value in 2003. As the inventory was sold, subsequent to the acquisition date, the income statement reflected the fair market value step-up of the inventory which totaled $392 million for the second quarter and first six months of 2003. Sales of this inventory were completed by the end of 2003.

Cost of sales in the second quarter of 2004, relative to the same period in 2003, was impacted by favorable effects from foreign exchange, in addition to increased merger-related synergies relative to the comparable period in the prior year, and the revaluation of inventory to current standards, partially offset by higher product costs attributable to legacy Pharmacia products.

Cost of sales in the first six months of 2004 (which includes legacy Pharmacia's product portfolio for the entire period) relative to the same period in 2003, was also impacted by increased merger-related synergies relative to the comparable period in the prior year and the revaluation of inventory to current standards, offset by higher product costs attributable to legacy Pharmacia products and, to a lesser extent, the unfavorable effects from foreign exchange.

After accounting for these factors, the growth in cost of sales was comparable to the growth in sales in both the second quarter and first six months of 2004.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses (SI&A) increased 14% in the second quarter of 2004 and 26% in the first six months of 2004, as compared with the prior year periods, mainly due to the inclusion of Pharmacia-SI&A related activities and enhanced product support, partially offset by cost synergies from Pharmacia-related restructuring activities. Marketing expenses of our pharmaceutical products increased 20% in the second quarter of 2004 and 31% in the first six months of 2004 and included costs for supporting new product introductions and increased promotion due to new product competition largely offset by the realization of merger synergies.

Research and Development Expenses

Research and development (R&D) expenses increased 5% in the second quarter of 2004 and 8% in the first six months of 2004, as compared with the prior year periods. Year over year growth for second quarter and first half R&D spending is attributable to the inclusion of Pharmacia-related activities and increased support of the advanced-stage development portfolio partially offset by cost synergies from Pharmacia related restructuring activities.

R&D expense also includes copromotion charges and payments for intellectual property rights of $13 million in the second quarter and first six months of 2004 and $25 million in the second quarter and $280 million in the first six months of 2003.

Product Developments

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. We have a broad and deep pipeline of medicines in development. Six new products  (Inspra, Caduet, Lyrica (pregabalin), Exubera, Daxas and Macugen) were recently approved or are undergoing regulatory review in the U.S. and/or European Union (E.U.). In addition, in May 2004, we launched both Spiriva, which is being copromoted by Pfizer and the product's discoverer Boehringer Ingelheim, and Caduet in the U.S. We have launched, or intend to launch, these products in new markets once regulatory approvals are received. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our other new products.

Certain significant regulatory actions by, and filings pending with, the FDA follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Lipitor	Prevention of cardiovascular disease by reducing heart attack risk in people with normal to mildly elevated cholesterol levels	August 2004

Zyvox	Use in multi-drug resistant Streptococcus pneumonia infections in patients with community-acquired or nosocomial pneumonia	June 2004

Camptosar IV	Use in children	June 2004

Zyrtec	Chewable tablets for treatment of seasonal and perennial allergic rhinitis and chronic idiopathic urticaria in children aged two years and older	March 2004

Viracept	Use in children with HIV	March 2004

Caduet	Single product that combines cholesterol-lowering and anti-hypertensive medications in Lipitor and Norvasc	January 2004

Diflucan	Use in children to treat fungal infections	January 2004

Spiriva	Chronic obstructive pulmonary disease	January 2004

Zithromax	Acute bacterial sinusitis	January 2004

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication		Date Submitted

Macugen	VEGF inhibitor for macular degeneration		June 2004

Vfend	Treatment for invasive candidiasis and candidemia		March 2004

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy		March 2004

Depo-Provera	Subcutaneous formulations to treat endometriosis		December 2003
	Subcutaneous formulation for contraception		June 2003

Bextra	Migraine		November 2003

Lyrica (pregabalin)	Neuropathic pain, add-on epilepsy, and generalized anxiety disorder		October 2003

Geodon	Acute mania in bipolar disorder		October 2003
	Oral suspension dosage form		September 2002

Cardura XL	Benign prostatic hyperplasia (enlarged prostate)		April 2001

Other Regulatory Approvals and Filings:

Product/Compound in Development	Description of Event	Date Approved	Date Submitted

Geodon	Oral suspension dosage form approved in 10 E.U. states	June 2004	--

Lyrica (pregabalin)	Received marketing approval in the E.U.	July 2004	--

Zithromax	Received approval in Japan for treatment of sexually transmitted disease	May 2004	--

Neurontin	Filings submitted in Japan for epilepsy	--	April 2004

Inspra	Received marketing approval in The Netherlands	March 2004	--

Caduet	Received marketing approval in Brazil	February 2004	--

Vfend	Approval of a powder for oral suspension (POS) formulation was granted in the E.U.	February 2004	--

Exubera	Filing submitted in the E.U.	--	February 2004

Daxas (roflumilast)	Filing submitted in the E.U.	--	February 2004

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Viagra	Pulmonary arterial hypertension in both children and adults

Celebrex	Sporadic adenomatous polyposis--a precancerous condition caused by growths in the intestines
Bladder cancer
Barrett's esophagus--a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis--a precancerous skin growth caused by overexposure to sunlight
Ankylosing spondylitis--an inflammation of the spine
Chronic lower back pain

Bextra	Acute pain, including gout

Zithromax	Sustained release Zithromax (bacterial infections)
Cystic fibrosis
Drug resistant malaria (combination with chloroquine)

Vfend	Candidemia in non-neuropenic patients
Fungal infections in immuno-compromised patients

Camptosar IV	Adjuvant colorectal cancer
Gastric cancer

Xalatan (new formulation)	Ocular hypertension

Other key drug candidates continue to advance in late-stage development or regulatory review, including:

-	lasofoxifene, a selective estrogen modulator for osteoporosis;

-	indiplon, in development with Neurocrine Biosciences, Inc. for treatment of insomnia;

-	Dynastat, the injectable prodrug of valdecoxib, for treatment of acute pain;

-	Daxas, in co-development with Altana for chronic obstructive pulmonary disease and asthma;

-	SU-11248, an angiogenesis inhibitor for treatment of gastrointestinal stromal tumors, renal carcinoma, and other cancers;

-	edotecarin for colorectal cancer and glioma (brain tumor);

-	capravirine, a non-nucleotide reverse transcriptase inhibitor for treatment of HIV;

-	varenicline, a mechanistically novel treatment for smoking cessation;

-	torcetrapib/Lipitor, the next-generation treatment for atherosclerosis;

-	asenapine for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; and

-	Zithromax-chloroquine for treatment of malaria

In July 2004, we ceased the clinical development of sumanirole, a compound under investigation for the treatment of Parkinson's disease.

Additional product-related programs are in various stages of discovery and development.

MERGER-RELATED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

We recorded a charge of $955 million in the first six months of 2004 based on our estimate of the portion of the purchase price allocated to in-process research and development, which included $920 million for Esperion and $35 million for two animal health businesses.

In the second quarter and first six months of 2003, we recorded a charge of $5,130 million for the preliminary estimate of the portion of the Pharmacia purchase price allocated to in-process research and development. The preliminary estimate was subsequently revised to $5,052 million for the year ended December 31, 2003.

A project-by-project valuation was performed by third party valuation specialists to determine the fair value of research and development projects that were in-process, but not yet completed.

MERGER-RELATED COSTS

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Integration costs:
Pharmacia	$141	$221	$242	$301
Other	9	11	12	20
Restructuring costs:
Pharmacia	134	52	277	52
Other	5	1	5	4
Total merger-related costs - expensed	$289	$285	$536	$377
Total merger-related costs - capitalized	$--	$767	$604	$767

Integration costs represent external, incremental costs directly related to an acquisition including expenditures for consulting and systems integration when incurred.

Restructuring costs represent costs associated with asset write-offs, exit activities, employee termination costs and certain relocation costs.

Cost synergies resulting from the acquisition of Pharmacia totaled more than $1.7 billion in the first six months of 2004 and are expected to be about $3.5 billion in full-year 2004 and about $4 billion in full year 2005. Synergies stem from a broad range of sources, including a streamlined organization, reduced operating expenses and procurement savings.

In connection with the acquisition of Pharmacia, Pfizer management approved plans throughout 2003 and during the first six months of 2004 to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through at least 2005 and is expected to include severance, costs of vacating duplicative facilities, contract termination and other exit costs. Total merger-related expenditures (income statement and balance sheet) incurred during 2003-2005 to achieve these synergies are expected to be about $6.0 billion, on a pre-tax basis.

Restructuring Costs Associated with Legacy Pfizer and Legacy Pharmacia - Expensed

During the first six months of 2004, we recorded $277 million of restructuring costs associated with exiting certain activities of legacy Pfizer and legacy Pharmacia (from April 16, 2004), including severance, costs of vacating duplicative facilities, contract termination and other exit costs. Through June 27, 2004, we have recorded, in total, $454 million of restructuring costs and at June 27, 2004, liabilities for restructuring costs incurred but not paid totaled $126 million and are included in Other current liabilities.

The majority of the restructuring costs are related to employee terminations. Through June 27, 2004, employee termination costs totaling $289 million ($149 million recorded in the first six months of 2004) represent the approved reduction of the legacy Pfizer and legacy Pharmacia (from April 16, 2004) work force by 2,570 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 1,890 employees were terminated as of June 27, 2004.

Restructuring Costs Associated with Legacy Pharmacia - Capitalized

During the first six months of 2004 (through April 15, 2004), we recorded $604 million of restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs were recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring costs incurred in the first year after the acquisition are considered part of the purchase price of Pharmacia and have been recorded as an increase to goodwill. Through June 27, 2004, we have recorded, in total, $2,182 million of restructuring costs and at June 27, 2004 (which includes an approximate $500 million downward revision related to estimated exit costs in the second quarter of 2004), liabilities for restructuring costs incurred but not paid totaled $348 million and are included in Other current liabilities. Future restructuring costs associated with legacy Pharmacia will be charged to the results of operations.

The majority of the restructuring costs are related to employee terminations. Through June 27, 2004, employee termination costs totaling $1,547 million ($258 million recorded in the first six months of 2004) represent the approved reduction of the legacy Pharmacia work force by 12,863 employees mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 11,658 employees were terminated as of June 27, 2004. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts.

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

TAXES ON INCOME

The estimated effective tax rate (ETR) used in calculating full-year 2004 income from continuing operations before cumulative effect of change in accounting principles is 19.7%. The projected full-year 2004 ETR is lower than the 49.7% ETR related to our 2003 income from continuing operations before cumulative effect of change in accounting principles primarily due to the decreased merger-related in-process research and development charges, which are not deductible.

DISCONTINUED OPERATIONS

We evaluate our businesses and product lines on an ongoing basis for strategic fit within our operations. As a result of our evaluation, in the first six months of 2004, we either sold or decided to sell the following businesses and product lines:

-

In January 2004, we agreed to sell our in-vitro allergy and autoimmune diagnostics testing (Diagnostics) business, formerly included in the "Corporate/Other" category of our segment information, for $575 million in cash. The sale was completed on April 23, 2004. The Diagnostics business was acquired in April 2003 in connection with our acquisition of Pharmacia. We recorded $153 million in revenues from this business in 2003.

-

In March 2004, we decided to sell our surgical ophthalmic business and in April 2004, we agreed to sell this business for $450 million in cash. The sale was completed on June 26, 2004 with the proceeds held in escrow until June 28, 2004 (included in Prepaid expenses, taxes and other at June 27, 2004). The surgical ophthalmic business was included in our Pharmaceutical segment and became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $102 million in revenues from this business in 2003.

-

In March 2004, we decided to sell certain non-core consumer product lines marketed primarily in Europe by our Consumer Healthcare segment and in May 2004, we agreed to sell these products for 135 million euro (approximately $163 million) in cash. This transaction closed on June 28, 2004, which is in the third fiscal quarter of 2004. The majority of these products are small brands, sold in single markets only and include certain products that became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $103 million in revenues from these products in 2003.

-

In March 2004, we decided to sell certain European generic pharmaceutical businesses. The European generic businesses were included in our Pharmaceutical segment and became a part of Pfizer in April 2003, in connection with our acquisition of Pharmacia. We recorded $94 million in revenues from these businesses in 2003.

We have included the results of operations of these businesses and product lines in discontinued operations for the three-month and six-month periods ended June 27, 2004. Due to the timing of our acquisition of Pharmacia in April 2003, the results of operations relating to these businesses and product lines for the three-month and six-month periods ended June 29, 2003 were included in our consolidated results of operations from April 16, 2003, the acquisition date, except for those relating to certain legacy Pfizer non-core consumer healthcare products which have been included in discontinued operations for all periods presented.

The significant assets and liabilities relating to these businesses and product lines include intangible assets, goodwill, property, plant and equipment, inventory, accounts receivable, accrued liabilities and deferred taxes.

In 2003, we sold the following businesses and product lines:

-

In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, for $4.2 billion in cash. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of operations for the first six months of 2003.

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

These businesses and product lines are reported as discontinued operations in the three-month and six-month periods ended June 29, 2003.

The following have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Revenues	$154	$253	$304	$877

Pre-tax income	$25	$--	$45	$62
Provision for taxes on income	8	--	15	24
Income from operations of discontinued businesses and product lines-net of tax	17	--	30	38
Pre-tax gains on sales of discontinued businesses and product lines	3	139	3	3,885
Provision for taxes on gains	1	56	1	1,600
Gains on sales of discontinued businesses and product lines-net of tax	2	83	2	2,285
Discontinued operations-net of tax	$19	$83	$32	$2,323

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted Income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. The company reports Adjusted Income in order to portray the results of our major operations--the discovery, development, manufacture, marketing, and sale of prescription medicines for humans and animals, as well as our over-the-counter products, prior to considering certain income statement elements. We have defined Adjusted Income as net income before discontinued operations, the cumulative effect of changes in accounting principles, significant impacts of purchase accounting for acquisitions, merger-related costs and certain significant items. The Adjusted Income measure is not and should not be viewed as a substitute for US GAAP Net Income.

The Adjusted Income measure is an important internal measurement for Pfizer; we analyze the company's performance on this basis:

-	Senior management receives a monthly analysis of the operating results of our businesses that is prepared on an Adjusted Income basis;

-	The annual budgets of our businesses are prepared on an Adjusted Income basis; and

-	Compensation elements associated with business performance are determined on an Adjusted Income basis.

Despite the importance of this measure to management in goal-setting and performance measurement, we stress that Adjusted Income is a non-GAAP financial measure that has no standardized meaning prescribed by US GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted Income (unlike US GAAP Net Income) may not be comparable with the calculation of similar measures for other companies. Adjusted Income is presented solely to permit investors to more fully understand how management assesses the performance of our company.

We also recognize that, as an internal measure of performance, the Adjusted Income measure has limitations and we do not restrict our performance management process solely to this metric. We use other specifically-tailored tools designed to ensure the highest levels of performance in the company. For example, our Research and Development organization has productivity targets, upon which its effectiveness is measured.

Purchase Accounting Adjustments

Adjusted Income is calculated prior to considering significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia and Esperion. These impacts can include charges for purchased in-process research and development, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value.

Certain of the purchase accounting adjustments associated with a business combination, such as the amortization of intangibles, may occur over several years, but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe that this presentation provides management and investors an alternative view of our business results by giving parity to internally-developed intangible assets and acquired intangible assets.

Merger-Related Costs

Adjusted Income is calculated prior to considering integration and restructuring costs associated with business combinations because these costs are unique to each transaction.

The integration and restructuring costs associated with a business combination may occur over several years but the material, negative financial impact of the item typically ends within three years of the transaction. Some restructuring and integration activities are not fully within the control of the company. For example, due to the highly regulated nature of the pharmaceutical business, the closure of excess facilities can take several years as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA.

We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in a business combination result primarily from the need to eliminate duplicate assets, activities or employees--a natural result of acquiring a fully-integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in other, more normal, business contexts.

Discontinued Operations

Adjusted Income is calculated prior to considering gains or losses on the sale of businesses and product lines included in discontinued operations as well as the related results of operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines on an ongoing basis for strategic fit with our operations, we do not build or run our businesses with an intent to sell them.

Certain Significant Items

Adjusted Income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. For example, charges related to certain litigation matters relating to the settlement of legal matters as opposed to the normal, ongoing defense costs of the company would be considered a certain significant item.

Reclassification

In 2004, in response to a change in Pfizer's business strategy, we revised our basis for Adjusted Income such that we no longer consider certain items in Adjusted Income. For example, copromotion charges and payments for intellectual-property rights for unapproved products being developed by third parties and the operational contribution of divestitures are no longer presented in an alternative manner from US GAAP. We have revised our previous 2003 basis for Adjusted Income to conform to the 2004 presentation.

A reconciliation between net income, as reported under GAAP, and Adjusted Income follows:

	Second Quarter			First Six Months
(millions of dollars)	2004	2003	% Incr./ (Decr.)	2004	2003	% Incr./ (Decr.)

Reported net income/(loss)	$2,863	$(3,591)	*	$5,195	$1,073	384
Discontinued operations-net of tax	(19)	(83)	(77)	(32)	(2,323)	(99)
Cumulative effect of change in accounting principles-net of tax	--	--	*	--	30	*
Purchase accounting adjustments-net of tax	523	5,840	(91)	2,036	5,840	(65)
Merger-related costs-net of tax	224	178	26	351	234	50
Certain significant items-net of tax	20	--	--	40	--	--
Adjusted Income	$3,611	$2,344	54	$7,590	$4,854	56

*Calculation not meaningful.

Adjusted income as shown above excludes the following items:

	Second Quarter		First Six Months
(millions of dollars)	2004	2003	2004	2003

Discontinued operations, pre-tax:
Income from operations of discontinued businesses and product lines(a)	$(25)	$--	$(45)	$(62)
Gains on sales of discontinued businesses and product lines(a)	(3)	(139)	(3)	(3,885)
Total discontinued operations pre-tax	(28)	(139)	(48)	(3,947)
Income taxes	9	56	16	1,624
Total discontinued operations-net of tax	(19)	(83)	(32)	(2,323)
Cumulative effect of change in accounting principles-net of tax	--	--	--	30
Purchase accounting adjustments, pre-tax:
In-process research and development(b)	--	5,130	955	5,130
Intangible amortization and other(c)	820	584	1,623	584
Sale of acquired inventory written up to fair value(d)	--	392	--	392
Total purchase accounting adjustments, pre-tax	820	6,106	2,578	6,106
Income taxes	(297)	(266)	(542)	(266)
Total purchase accounting adjustments-net of tax	523	5,840	2,036	5,840
Merger-related costs, pre-tax:
Integration costs--Pharmacia(e)	141	221	242	301
Integration costs--Other(e)	9	11	12	20
Restructuring charges--Pharmacia(e)	134	52	277	52
Restructuring charges--Other(e)	5	1	5	4
Total merger-related costs, pre-tax	289	285	536	377
Income taxes	(65)	(107)	(185)	(143)
Total merger-related costs-net of tax	224	178	351	234
Certain significant items, pre-tax
Operating results of divested legacy Pharmacia research facility(f)	32	--	64	--
Total certain significant items, pre-tax	32	--	64	--
Income taxes	(12)	--	(24)	--
Total certain significant items,-net of tax	20	--	40	--
Total discontinued operations, cumulative effect of change in accounting principle, purchase accounting adjustments, merger-related costs and certain significant items-net of tax	$748	$5,935	$2,395	$3,781

(a)	Included in Discontinued operations-net of tax
(b)	Included in Merger-related in-process research and development charges
(c)	Included primarily in Amortization of Intangible Assets
(d)	Included in Cost of sales
(e)	Included in Merger-related costs
(f)	Included in Research and development expenses

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	June 27, 2004	Dec. 31, 2003

Financial assets:
Cash and cash equivalents	$652	$1,520
Short-term investments	16,831	10,432
Short-term loans	496	391
Long-term investments and loans	4,420	6,142
Total financial assets	$22,399	$18,485
Debt:
Short-term borrowings	$12,204	$8,818
Long-term debt	6,765	5,755
Total debt	$18,969	$14,573
Net financial assets	$3,430	$3,912

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

We have available lines of credit and revolving-credit agreements with a group of banks and other financial institutions. We maintain cash balances and short-term investments in excess of our commercial paper borrowings and have access to $2.9 billion of lines of credit, of which $2.4 billion expire within one year. Of these lines of credit, $2.5 billion are unused, of which our lenders have committed to loan us $1.0 billion at our request.

At June 27, 2004, we had the ability to borrow approximately $3.0 billion by issuing debt securities under our $5 billion debt shelf registration statement filed with the SEC in November 2002.

In February 2004, we issued the following debt under our debt shelf registration, which is being used for current general corporate purposes, including the refinancing of existing debt:

-	$750 million senior unsecured notes, due February 2014, which pay interest semi-annually, beginning on August 15, 2004, at a rate of 4.5%; and

-	$700 million senior unsecured notes, due March 2007, which pay interest semi-annually, beginning on September 15, 2004, at a rate of 2.5%

Selected measures of liquidity and capital resources:

	June 27, 2004	Dec. 31, 2003

Cash and cash equivalents and short-term investments and loans (millions of dollars)	$17,979	$12,343

Working capital (millions of dollars)*	$11,527	$6,768

Current ratio**	1.46:1	1.28:1

Shareholders' equity per common share***	$8.83	$8.63

*	Working capital includes assets and liabilities of discontinued businesses and product lines held for sale at June 27, 2004 and December 31, 2003.

**	Current ratio is the proportion of current assets to current liabilities.

***	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital from December 31, 2003 to June 27, 2004 primarily reflects:

-	cash from current period operations

-	cash proceeds from long-term debt issuances under our existing debt shelf registration -- $1,450 million

-	net cash proceeds from sale of long-term investments -- $717 million

-	an increase in accounts receivable which reflects consistent business trends partially offset by:

-	purchases of property, plant and equipment -- $961 million

-	net cash paid to acquire Esperion and two animal health businesses -- $1,443 million

-	purchases of our common stock -- $2,275 million

-	cash dividends on common and preferred stock -- $2,562 million

Net Cash Provided by Operating Activities

During the first six months of 2004, net cash provided by continuing operating activities was $5,174 million, as compared to $4,456 million in the 2003 period. The increase in net cash provided by operating activities was primarily due to current period income from operations, net of non-cash items, which reflects the increased revenues attributable to Pharmacia products for the first six months of 2004 compared to recording sales of Pharmacia products from the April 16th 2003 acquisition date, offset by a related increase in accounts receivable as well as an increase in income taxes paid, primarily due to the timing of payments, and $1,120 million in payments, in 2004, for litigation settlements relating to Rezulin and Neurontin that were accrued in 2003.

In the cash flow statement, Other includes adjustments for non-cash items such as valuation adjustments.

Net Cash (Used in)/Provided by Investing Activities

During the first six months of 2004, net cash used in investing activities was $6,770 million, compared to net cash provided by investing activities of $3,833 million in the 2003 period. The increase in net cash used in investing activities in 2004 was primarily attributable to:

-	an increase in net purchases of short-term and long-term investments (an increase of $2,335 million)

-

net cash paid of $1,443 million relating to the acquisition of Esperion and two animal health businesses compared to cash and cash equivalents acquired in the Pharmacia acquisition of $1,789 million (an increase of $3,232 million)

-	a decrease in the proceeds from the sales of businesses and product lines (an increase of $5,012 million)

offset by:

-	a decrease in purchases of property, plant and equipment (a decrease of $243 million)

Net Cash Provided by/(Used in) Financing Activities

During the first six months of 2004 net cash provided by financing activities was $716 million, as compared to net cash used in financing activities of $7,968 million in the 2003 period. The increase in net cash provided by financing activities in 2004 was primarily attributable to:

-

an increase in net borrowings (an increase of $4,949 million) due primarily to an increase in short-term borrowings of $3,360 million and issuance, in February 2004, of $1,450 million in senior unsecured notes under our existing debt shelf registration

-	a decrease in common share purchases of $4,147 million as compared to the first six months of 2003 under our share-purchase programs offset by:

-

an increase in cash dividends paid of $473 million as compared to the first six months of 2003 due to an increase in the dividend as well as a larger number of shares outstanding during the first six months of 2004 resulting from the acquisition of Pharmacia in April 2003.

In December 2003, we announced a new $5 billion share-purchase program, which we expect to be completed by the end of 2004 and which will be funded from operating cash flows. During the first six months of 2004, we purchased 63.1 million shares of common stock at a total cost of $2.3 billion under this program.

Off-Balance Sheet Arrangements

Legacy Pharmacia guaranteed certain transactions in which Monsanto, its former agricultural subsidiary, is involved. These guarantees continued after Pfizer's acquisition of Pharmacia and at June 27, 2004 included approximately $228 million of bank notes with maturities not later than 2004 and $5 million of environmental guarantees, which are required until Monsanto can obtain certain approvals.

Certain of our copromotion agreements include additional provisions that give our alliance partners the right to negotiate for, or in some cases to obtain, under certain financial conditions, copromotion rights in specified countries with respect to certain of the Company's products.

OUTLOOK

Although Pfizer operates in an increasingly challenging business environment, our unparalleled product portfolio, unequalled operational capabilities, and substantial financial depth and flexibility provide the Company with a strong platform for growth in 2004. We revised our full-year 2004 revenue estimate from $54 billion to between $52.5 billion and $53 billion to reflect market conditions and foreign-exchange impacts. Through increased productivity and synergies and a lower anticipated effective tax rate, we continue to expect to achieve our full-year targets for Adjusted Income of $16.3 billion and adjusted diluted EPS of $2.13, and our 2004 estimates for GAAP net income have been revised from $11.9 billion to $12.1 billion and for GAAP diluted EPS from $1.55 to $1.58. The achievement of these targets is subject to the cautionary factors that may affect future results. The changes in our 2004 GAAP net income and diluted EPS estimates relate primarily to the timing of merger-related costs. Although expectations have not changed regarding the overall level of merger-related expenditures that will be incurred this year, there has been a revision as to the amount that will be recorded on the balance sheet (an adjustment to the Pharmacia purchase price) and the amount recorded on the statement of income. The differences between GAAP net income and Adjusted Income and between GAAP diluted EPS and adjusted diluted EPS are attributable to projected incremental purchase-accounting-related intangible amortization/fixed asset depreciation of $2.2 billion, or $.29 per share, merger-related costs of $1.0 billion, or $.13 per share, and in-process research and development expenses for Esperion and two animal health business acquisitions of $955 million, or $.13 per share. We plan to spend about $7.6 billion on R&D during 2004.

Our estimates for both GAAP net income and Adjusted Income for 2004 exclude the contributions of prospective divestitures and include milestone payments to development partners.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

-	the success of research and development activities

-

decisions by regulatory authorities regarding whether and when to approve our drug applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of our products

-	the speed with which regulatory authorizations, pricing approvals, and product launches may be achieved

-	competitive developments affecting our current growth products

-	the ability to successfully market both new and existing products domestically and internationally

-	difficulties or delays in manufacturing

-	trade buying patterns

-	the ability to meet generic and branded competition after the loss of patent protection for our products

-	trends toward managed care and health care cost containment

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

-

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, ongoing efforts to explore various means for resolving asbestos litigation and other legal proceedings

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

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 20 to the consolidated financial statements included in our 2003 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2003; and Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 28, 2004. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Patent Matters

Xalatan (latanoprost)

As previously reported, in November 2001, a generic manufacturer notified Pharmacia that it had filed an abbreviated new drug application with the FDA seeking approval to market a product containing latanoprost, which Pharmacia markets as Xalatan. In December 2001, Pharmacia filed suit against the generic manufacturer in the U.S. District Court for the District of New Jersey alleging infringement of various patents relating to latanoprost that are held by or licensed to Pharmacia. The generic manufacturer admitted infringement but claimed that these patents are invalid and unenforceable.

On July 6, 2004, the court held that two of the three patents in suit are valid, infringed and enforceable, and it issued an injunction blocking sale of the generic product until the expiration of the later-expiring patent in March 2011. The generic manufacturer has appealed the decision with respect to these two patents.

The third patent, which also expires in March 2011, was held unenforceable as a result of Pharmacia's failure to submit certain information to the United States Patent Office.  We have appealed the decision with respect to the third patent. However, even if we do not prevail as to that patent, generic lantanoprost cannot be sold until March 2011 by virtue of the District Court's ruling with regard to the enforceability of the other two patents.

Accupril (quinapril)

As previously reported, in January 1999, a generic manufacturer filed an abbreviated new drug application with the FDA seeking approval to market quinapril (Accupril). In March 1999, Warner-Lambert filed a patent infringement suit against the generic manufacturer in the U.S. District Court for the District of New Jersey. In October 2003, the court granted our motions for summary judgment with respect to the validity of our patent and the infringement of the patent by the generic manufacturer. On June 29, 2004, following the trial on the remaining issues, the court held that our patent is valid, infringed and enforceable, and it issued an injunction blocking approval by the FDA of the generic manufacturer's drug application until the February 2007 expiration of our patent. In a separate but related decision, the court denied the generic manufacturer's motion to add counterclaims to the effect that the assertion of our patent rights with respect to Accupril constitutes a violation of state and federal antitrust laws. The generic manufacturer has indicated that it intends to appeal these decisions.

In addition, prior to the June 29, 2004 decisions referred to above, several purported class actions were filed in various federal and state courts asserting similar antitrust claims under federal and state antitrust and deceptive practices laws.  Those actions have been voluntarily dismissed without prejudice.

Neurontin (gabapentin)

As previously reported, Warner-Lambert brought patent infringement suits in various federal courts against several generic manufacturers that have filed abbreviated new drug applications with the FDA asserting the invalidity and non-infringement of our gabapentin (Neurontin) low-lactam patent. These suits have been consolidated for pre-trial purposes in the U.S. District Court for the District of New Jersey.

The 30-month stay of FDA approval triggered by our infringement lawsuits has expired. The FDA has granted final approval and awarded 180 days of marketing exclusivity for generic gabapentin to one of the generic manufacturers. However, on July 26, 2004, the U.S. Court of Appeals for the District of Columbia issued an order staying that approval pending consideration by the court of a challenge to the FDA's decision not to approve other generic products until the expiration of the 180-day exclusivity period. Arguments on this matter are scheduled for December 6, 2004. Any launches of generic gabapentin products, whether during or after any 180-day exclusivity period, would still be subject to our patent which expires in 2017.

Product Liability Matters

Asbestos

As of June 30, 2004: (i) approximately 171,100 claims naming Pfizer and/or Quigley Company, Inc. (which is a subsidiary of Pfizer) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos exposure and exposure to other allegedly hazardous materials, and (ii) approximately 139,100 claims naming American Optical Corporation (which is a former subsidiary of Warner-Lambert) and numerous other defendants were pending in various federal and state courts seeking damages for alleged asbestos exposure and exposure to other allegedly hazardous materials. We are actively engaged in defending, and will continue to explore various means to resolve, these claims. Resolution of these claims by settlement with a substantial number of claimants could have a material effect on our period results.

Lipitor

In July and August 2004, actions were filed against Pfizer in various federal courts purportedly on behalf of nationwide classes and a California statewide class consisting of persons who have purchased or used Lipitor. Plaintiffs seek damages for personal injury, medical monitoring and a refund of amounts paid for Lipitor. Separately, we also are defending several individual actions that allege personal injury from the use of Lipitor.

Hormone-Replacement Therapy

Pfizer Inc., Pharmacia Corporation (a direct, wholly owned subsidiary of Pfizer Inc.), Pharmacia & Upjohn, Inc. (an indirect, wholly owned subsidiary of Pfizer Inc.) and Greenstone Ltd. (an indirect, wholly owned subsidiary of Pfizer Inc.), along with several other pharmaceutical manufacturers, have been named as defendants in a number of  lawsuits in various federal and state courts alleging personal injury resulting from the use of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. The federal court cases have been transferred to a multi-district litigation in the U.S. District Court for the Eastern District of Arkansas for consolidated pre-trial proceedings. One of the suits, in which Pfizer and Greenstone have been named, is a purported nationwide class action; the other suits are individual or multi-plaintiff actions. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, stroke and heart disease. All of the suits are in preliminary stages. The cases against Pfizer, Pharmacia, Pharmacia & Upjohn and Greenstone involve the products femhrt (which Pfizer divested in 2003), Provera, Ogen, Depo-Estradiol and Activella, all of which remain approved by the FDA for use in the treatment of menopause.

Commercial Matters

Neurontin

As we announced on May 13, 2004, all of the previously reported federal and state governmental investigations as well as the civil qui tam ("whistleblower") lawsuit concerning the promotion of Neurontin by Warner-Lambert have been resolved. The resolution received final court approval on June 7, 2004. The investigations and the qui tam lawsuit related to Warner-Lambert's activities prior to Pfizer's acquisition of Warner-Lambert in June 2000. Warner-Lambert pleaded guilty to two counts of violating the federal Food, Drug and Cosmetic Act and paid a criminal fine of $240 million, civil damages of $152 million and civil penalties of $38 million.

In addition to the foregoing, a number of civil suits, including purported class actions, have been filed on behalf of private parties in various federal and state courts alleging claims arising from the promotion and sale of Neurontin. The plaintiffs in the purported class actions seek to represent nationwide and certain statewide classes consisting of  persons, including individuals, health insurers, employee benefit plans and other third-party payors, who purchased or reimbursed patients for the purchase of Neurontin that allegedly was used for indications other than those approved by the FDA. We also are defending a number of product liability claims and lawsuits alleging injury from ingesting Neurontin.

Zoloft

In July 2004, a purported representative action on behalf of all California residents was filed against the Company in Los Angeles Superior Court. The plaintiff alleges that the Company engaged in various practices relating to Zoloft in violation of California law, including false and misleading advertising and marketing, and seeks damages in an unspecified amount and injunctive relief. In a related matter, in July 2004 we received a notice, from the same law firm involved in the purported representative action, of an intention to bring another claim against the Company alleging violations of the California Consumers Legal Remedies Act resulting from the Company's alleged failure to adequately warn California consumers of the alleged risk of reactions upon withdrawal from Zoloft. The notice indicated that civil penalties in an unspecified amount, punitive damages and injunctive relief will be sought in connection with this claim. We also are defending a number of product liability actions in various jurisdictions that allege injury caused by the use of Zoloft.

Other Matters

Monsanto-Related Matters

As previously reported, in December 2003, Solutia Inc. ("Solutia") filed an action in the U.S. Bankruptcy Court for the Southern District of New York seeking a determination that Pharmacia rather than Solutia is responsible for an estimated $475 million in health care benefits for certain Solutia retirees. A similar action was filed in May 2004 in the same Bankruptcy Court against Pharmacia and Monsanto Company ("New Monsanto") by a committee appointed to represent Solutia retirees in the Bankruptcy Court proceedings. Pharmacia intends to vigorously defend these actions. Pursuant to an indemnification agreement with Pharmacia, New Monsanto will be responsible for the costs and expenses and any judgment or settlement amounts in these actions.

Celebrex

As previously reported, in April and May 2003, several purported class action complaints were filed in the U.S. District Court for the District of New Jersey by persons who claim to have been purchasers of publicly traded securities of Pharmacia during the period from April 17, 2000 through August 22, 2001. The original defendants in these actions were Pharmacia and certain former officers of Pharmacia. The complaints allege that the defendants violated federal securities laws by misrepresenting the safety of Celebrex. Several of the cases further allege that all of the individual defendants breached fiduciary duties by virtue of their alleged conduct concerning Celebrex. Pursuant to an amended consolidated complaint, these cases have been consolidated for pre-trial purposes and Pfizer has been added as a defendant.

As previously reported, Pfizer and Pharmacia were defendants in two purported class actions filed in the U.S. District Court for the District of New Jersey in January and July 2002 alleging that the companies misrepresented and over-promoted Celebrex in violation of the New Jersey Consumer Fraud Act and that they misled the FDA to obtain approval of Celebrex. On December 2, 2003, one of these two actions was dismissed without prejudice. On June 15, 2004, the court in the other action granted defendants' motion for summary judgment and dismissed the claims.

Environmental Matters

In April 2004, we received a letter from the Nebraska Department of Environmental Quality (NDEQ) proposing a civil penalty in the amount of $350,000 to settle certain alleged violations of Nebraska's hazardous waste regulations at our Lincoln, Nebraska manufacturing facility.  The alleged violations, set forth in two Notices of Violation, relate to the alleged improper disposal of a small amount of hazardous waste during the period 1997-2003.   The Notices of Violation arose out of a voluntary self-disclosure that we made to the NDEQ in 2003.  We are reviewing the proposed penalty and preparing our response to the NDEQ. Corrective actions have been developed and implemented.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of Pfizer Inc.'s tax returns through 1998 and Warner-Lambert Company through 1998. The IRS is currently conducting audits of Pfizer Inc.'s tax returns for the years 1999 through 2001 and Warner-Lambert Company for the years 1999 through the date of merger (June 19, 2000). With respect to Pharmacia Corporation (formerly known as Monsanto Company), the IRS is in the process of completing and closing all audits through 1999 and has commenced the audit of the tax returns for the years 2000 through 2002.

We believe that our accruals for tax liabilities are adequate for all open years.

Item 2.	Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities

This table provides certain information with respect to our purchases of shares of the Company's Common Stock:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased During Fiscal Second Quarter**	Average Price Paid per Share During Fiscal Second Quarter**	Total Number of Shares Purchased as Part of Publicly Announced Plan Since Inception*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
Balance as of March 28, 2004			25,850,000	$4,050,735,904
March 29, 2004 through April 30, 2004	1,717,166	$36.49	27,500,000	$3,990,477,134
May 1, 2004 through May 31, 2004	10,412,605	$35.71	37,900,000	$3,619,146,589
June 1, 2004 through June 27, 2004	26,340,948	$35.46	64,167,500	$2,687,545,757
Total	38,470,719	$35.58	64,167,500

*

On December 15, 2003, the Company announced that the Board of Directors authorized the purchase of up to $5 billion of the Company's Common Stock (the "2003 Stock Purchase Plan"). Such purchases are expected to be completed by the end of 2004.

**

In addition to purchases under the 2003 Stock Purchase Plan, this column reflects the following transactions during the fiscal second quarter of 2004: (i) the deemed surrender to the Company of 111,511 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the surrender to the Company of 1,381 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the open-market purchase by the trustee of 40,327 shares of Common stock in connection with the reinvestment of dividends paid on Common Stock held in trust for employees who were granted awards under the Company's current or previous Performance-Contingent Share Award plans and who deferred receipt of such awards.

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

We filed a report on Form 8-K during the second quarter ended June 27, 2004 on the following date for the purpose specified:  On April 20, 2004, to report our financial results for the first quarter ended March 28, 2004.

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: August 6, 2004	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED
CHARGES AND PREFERRED STOCK DIVIDENDS

	Six Months Ended June 27,	Year Ended December 31,
(in millions, except ratios)	2004	2003	2002	2001	2000	1999

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$6,557	$3,246	$11,766	$9,963	$5,471	$6,945
Less:
Minority interests	4	3	6	14	13	5
Adjusted income	6,553	3,243	11,760	9,949	5,458	6,940
Fixed charges	243	491	365	359	478	463
Total earnings as defined	$6,796	$3,734	$12,125	$10,308	$5,936	$7,403

Fixed charges:
Interest expense (a)	$131	$270	$251	$266	$381	$364
Preferred stock dividends (b)	6	10	--	--	--	--
Rents (c)	106	211	114	93	97	99
Fixed charges	243	491	365	359	478	463

Capitalized interest	7	20	28	56	46	40

Total fixed charges	$250	$511	$393	$415	$524	$503

Ratio of earnings to fixed charges	27.2	7.3	30.9	24.8	11.3	14.7

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 6, 2004, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended June 27, 2004, in the following Registration Statements:

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

- Form S-8 dated April 27, 2001 (File No. 333-59654),

- Form S-3 dated October 30, 2002 (File No. 333-100853),

- Form S-3 dated December 26, 2002 (File No. 33-56435),

- Form S-8 dated April 16, 2003 (File No. 333-104581),

- Form S-8 dated April 16, 2003 (File No. 333-104582),

- Form S-8 dated November 18, 2003 (File No. 333-110571),

- Form S-8 dated December 18, 2003 (File No. 333-111333), and

- Form S-8 dated April 26, 2004 (File No.333-114852).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
August 6, 2004

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

Date:  August 6, 2004

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

Date:  August 6, 2004

/s/ David L. Shedlarz
David L. Shedlarz Executive Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended June 27, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
August 6, 2004

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, David L. Shedlarz, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended June 27, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ David L. Shedlarz
David L. Shedlarz
Executive Vice President and Chief Financial Officer
August 6, 2004

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