Form 10-Q
period 2004-09-26
PFIZER INC
filed 2004-11-05
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

YES    X            NO

At November 1, 2004, 7,530,995,423 shares of the issuer's common stock were outstanding (voting).

FORM 10-Q

For the Quarter Ended
September 26, 2004

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statement of Income for the three months and nine months ended September 26, 2004 and September 28, 2003	3

Condensed Consolidated Balance Sheet at September 26, 2004 and December 31, 2003	4

Condensed Consolidated Statement of Cash Flows for the nine months ended September 26, 2004 and September 28, 2003	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	20

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4.

Disclosure Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	50

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.

Exhibits	53

Signature	54

Certifications	57

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions of dollars, except per common share data)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Revenues	$12,831	$12,348	$37,593	$30,754

Costs and expenses:
Cost of sales(1)	1,640	3,285	5,185	6,323
Selling, informational and administrative expenses(1)	4,036	3,994	12,227	10,479
Research and development expenses(1)	1,888	1,869	5,356	5,080
Amortization of intangible assets	843	613	2,496	1,189
Merger-related in-process research and development charges	--	(87)	955	5,043
Merger-related costs	190	303	726	680
Other (income)/deductions-net	283	(118)	140	(339)

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	3,951	2,489	10,508	2,299

Provision for taxes on income	650	250	2,040	1,281

Minority interests	3	2	7	1

Income from continuing operations before cumulative effect of change in accounting principles	3,298	2,237	8,461	1,017

Discontinued operations:
Income/(loss) from operations of discontinued businesses and product lines-net of tax	(3)	(2)	27	36
Gains on sales of discontinued businesses and product lines-net of tax	46	--	48	2,285

Discontinued operations-net of tax	43	(2)	75	2,321

Income before cumulative effect of change in accounting principles	3,341	2,235	8,536	3,338

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)

Net income	$3,341	$2,235	$8,536	$3,308

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$.44	$.29	$1.12	$.14
Discontinued operations:
Income/(loss) from operations of discontinued businesses and product lines-net of tax	--	--	--	--
Gains on sales of discontinued businesses and product lines-net of tax	.01	--	.01	.33
Discontinued operations-net of tax	.01	--	.01	.33
Income before cumulative effect of change in accounting principles	.45	.29	1.13	.47
Cumulative effect of change in accounting principles-net of tax	--	--	--	--
Net income	$.45	$.29	$1.13	$.47

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$.43	$.29	$1.11	$.14
Discontinued operations:
Income/(loss) from operations of discontinued businesses and product lines-net of tax	--	--	--	--
Gains on sales of discontinued businesses and product lines-net of tax	.01	--	.01	.32
Discontinued operations-net of tax	.01	--	.01	.32
Income before cumulative effect of change in accounting principles	.44	.29	1.12	.46
Cumulative effect of change in accounting principles-net of tax	--	--	--	--
Net income	$.44	$.29	$1.12	$.46

Weighted average shares used to calculate earnings per common share:
Basic	7,500.8	7,710.7	7,553.7	7,088.5

Diluted	7,568.7	7,791.2	7,641.8	7,160.7

Cash dividends paid per common share	$.17	$.15	$.51	$.45

(1)	Exclusive of amortization of intangible assets, except as disclosed in Note 7B, Goodwill and Intangible Assets: Intangible Assets

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBISIDARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(millions of dollars)	Sept. 26, 2004*	Dec. 31, 2003**
ASSETS
Current Assets
Cash and cash equivalents	$1,864	$1,520
Short-term investments	16,814	10,432
Accounts receivable, less allowance for doubtful accounts: $190 and $185	9,216	8,636
Short-term loans	597	391
Inventories	6,295	5,699
Prepaid expenses, taxes and other	3,958	2,758
Assets of discontinued businesses and product lines held for sale	313	1,241
Total current assets	39,057	30,677
Long-term investments and loans	4,216	6,142
Property, plant and equipment, less accumulated depreciation: $8,012 and $6,916	17,477	18,156
Goodwill	23,385	22,265
Identifiable intangible assets, less accumulated amortization	33,291	35,591
Other assets, deferred taxes and deferred charges	4,803	3,944
Total assets	$122,229	$116,775

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $914 and $726	$10,858	$8,818
Accounts payable	2,329	2,587
Dividends payable	3	1,300
Income taxes payable	3,575	1,910
Accrued compensation and related items	1,835	1,740
Accrued litigation settlements	279	1,402
Other current liabilities	6,249	5,850
Liabilities of discontinued businesses and product lines held for sale	111	302
Total current liabilities	25,239	23,909
Long-term debt	7,956	5,755
Pension benefit obligations	2,702	2,858
Postretirement benefit obligations	1,441	1,451
Deferred taxes on income	11,962	13,012
Other noncurrent liabilities	4,546	4,413
Total liabilities	53,846	51,398

Shareholders' Equity
Preferred stock	200	219
Common stock	437	435
Additional paid-in capital	67,059	66,396
Retained earnings	35,347	29,382
Accumulated other comprehensive expense	799	195
Employee benefit trust, at fair value	(1,338)	(1,898)
Treasury stock	(34,121)	(29,352)

Total shareholders' equity	68,383	65,377
Total liabilities and shareholders' equity	$122,229	$116,775

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Sept. 26, 2004	Sept. 28, 2003

Operating Activities:
Net income	$8,536	$3,308
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Cumulative effect of change in accounting principles	--	30
Income from operations of discontinued businesses and product lines	(27)	(36)
Depreciation and amortization	3,782	2,303
Merger-related in-process research and development charges	955	5,043
Charge for fair value mark-up of acquired inventory	--	1,670
Deferred taxes	(471)	(155)
Gains on sales of discontinued businesses and product lines, net of taxes not yet paid	(48)	(3,141)
Gain on sale of products.	--	(87)
Other	479	(306)
Changes in assets and liabilities (net of businesses acquired and divested)	(2,856)	(1,300)

Net cash provided by continuing operating activities	10,350	7,329

Investing Activities:
Purchases of property, plant and equipment	(1,526)	(1,862)
Purchases of short-term investments	(11,369)	(10,455)
Proceeds from redemptions of short-term investments	6,427	10,029
Purchases of long-term investments	(1,132)	(1,240)
Proceeds from sales of long-term investments	1,432	351
Purchases of other assets	(613)	(425)
Proceeds from sales of other assets	267	226
Acquisition of businesses, net of cash acquired	(1,443)	--
Proceeds from the sales of businesses and product lines	1,192	5,600
Cash and cash equivalents acquired through acquisition of Pharmacia	--	1,789
Other investing activities	32	(74)

Net cash (used in)/provided by investing activities	(6,733)	3,939

Financing Activities:
Increase in short-term borrowings-net	2,094	814
Principal payments on short-term borrowings	(238)	(280)
Proceeds from issuances of long-term debt	2,592	600
Principal payments on long-term debt	(29)	(436)
Proceeds from common stock issuances	53	73
Purchases of common stock	(4,787)	(9,873)
Cash dividends paid	(3,821)	(3,276)
Stock option transactions and other	856	854

Net cash used in financing activities	(3,280)	(11,524)
Net cash provided by discontinued operations	--	14
Effect of exchange-rate changes on cash and cash equivalents	7	(26)
Net increase/(decrease) in cash and cash equivalents	344	(268)
Cash and cash equivalents at beginning of period	1,520	1,878

Cash and cash equivalents at end of period	$1,864	$1,610

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,374	$2,108
Interest	312	235
Non-cash transaction:
Acquisition of Pharmacia, net of transaction costs	$--	$55,872

See accompanying Notes to Condensed Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 22, 2004 and August 24, 2003.

We have made certain reclassifications to the 2003 condensed consolidated financial statements to conform to the 2004 presentation. These reclassifications include the results of operations, the assets and liabilities held for sale and cash flows related to certain businesses and product lines reported as discontinued operations during the three-month and nine-month periods ended September 26, 2004 - See Note 13, "Discontinued Operations." Amortization of intangible assets (relating primarily to intangible assets acquired in connection with the acquisition of Pharmacia) previously included in Other (income)/deductions-net is now presented in Amortization of intangible assets in the Statement of Income. Copromotion charges and payments for intellectual property rights previously included in Other (income)/deductions-net are now presented in Research and development expenses in the Statement of Income.

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

On April 16, 2003, we completed our acquisition of Pharmacia Corporation (Pharmacia) in a stock-for-stock transaction accounted for under the purchase method of accounting - See Note 3, "Pharmacia Acquisition." Starting at the date of acquisition, April 16, 2003, the Pharmacia assets acquired and liabilities assumed were recorded at their respective fair values and our results of operations include Pharmacia's product sales and expenses from the acquisition date. Therefore, our operating results for the first nine months of 2004 reflect the impact of the acquisition of Pharmacia as compared to the first nine months of 2003, which reflect the impact of the acquisition of Pharmacia from April 16, 2003.

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

The weighted-average fair value per stock option granted was $6.33 for the three months ended September 26, 2004, $8.46 for the three months ended September 28, 2003, $6.88 for the nine months ended September 26, 2004 and $7.35 for the nine months ended September 28, 2003. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. In the first quarter of 2004, we changed our method of estimating expected stock price volatility to reflect market-based inputs under emerging stock option valuation considerations. The Black-Scholes model is a trading option-pricing model that neither considers the non-traded nature of employee stock options, nor considers the restrictions on trading, the lack of transferability or the ability of employees to forfeit the options prior to expiry. If the model adequately permitted considerations of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Expected dividend yield	2.98%	2.81%	2.90%	3.15%
Risk-free interest rate	3.36%	3.27%	3.32%	2.75%
Expected stock price volatility	22.88%	33.08%	22.15%	33.05%
Expected term until exercise (years)	5.64	5.46	5.75	5.58

The following table summarizes our results for the three-month and nine-month periods ended September 26, 2004 and September 28, 2003 as if we had recorded compensation expense for the options grants:

	Three Months Ended		Nine Months Ended
(millions of dollars, except per common share data)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP*	$3,340	$2,234	$8,532	$3,306
Compensation expense	(148)	(143)	(421)	(394)
Pro forma	$3,192	$2,091	$8,111	$2,912

Basic earnings per common share:
As reported under GAAP*	$.45	$.29	$1.13	$.47
Compensation expense	(.02)	(.02)	(.06)	(.06)
Pro forma	$.43	$.27	$1.07	$.41

Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP*	$3,340	$2,234	$8,531	$3,306
Compensation expense	(148)	(143)	(421)	(394)
Pro forma	$3,192	$2,091	$8,110	$2,912

Diluted earnings per common share:
As reported under GAAP*	$.44	$.29	$1.12	$.46
Compensation expense	(.02)	(.02)	(.06)	(.05)
Pro forma	$.42	$.27	$1.06	$.41

*

Includes stock-based compensation expense, net of related tax effects, of $40 million for the nine months ended September 26, 2004 and $28 million for the nine months ended September 28, 2003 ($0 and $1 million of income for the three months ended September 26, 2004 and September 28, 2003, respectively).

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

Note 2:  Adoption of New Accounting Standards

On January 1, 2004, we adopted the provisions of FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R replaces the same titled FIN 46 which was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

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

B.  Allocation of Purchase Price

The purchase price allocation, which is considered final, is based on an estimate of the fair value of assets acquired and liabilities assumed.

(millions of dollars)

Book value of net assets acquired	$8,795
Less: existing goodwill and other intangible assets	1,559
Tangible book value of net assets acquired	7,236
Remaining allocation:
Increase inventory to fair value	2,939
Increase long-term investments to fair value	40
Decrease property, plant and equipment to fair value	(317)
Record in-process research and development charge	5,052
Record identifiable intangible assets	37,066
Increase long-term debt to fair value	(370)
Increase benefit plan liabilities to fair value	(1,471)
Decrease other net assets to fair value	(477)
Restructuring costs	(2,182)
Tax adjustments	(12,947)
Goodwill	21,403
Purchase price	$55,972

Since our interim allocation in the fourth quarter of 2003, the significant revisions to our estimates relate primarily to fixed assets ($756 million decrease), identifiable intangible assets ($155 million decrease) and tax adjustments ($645 million decrease). In addition, we recorded an additional $604 million in restructuring charges as a component of the purchase price allocation in 2004.

The more significant revisions to our estimates relating to our initial allocation of the purchase price in the third quarter of 2003 include inventory ($1,331 million increase), fixed assets ($1,128 million decrease) identifiable intangible assets ($560 million increase) and tax adjustments ($986 million decrease). In addition, we recorded an additional $1,415 million in restructuring charges.

All of these revisions reflect our greater understanding of Pharmacia net assets since the acquisition date.

Note 4:  Esperion Therapeutics, Inc. Acquisition

On February 10, 2004, we completed the acquisition of all of the outstanding shares of Esperion Therapeutics, Inc. (Esperion), a biopharmaceutical company, with no approved products, that is focused on the development of high-density-lipoprotein (HDL) cholesterol-targeted therapies for the treatment of cardiovascular disease, for $1.3 billion in cash (including transaction costs). The acquisition has been accounted for as a purchase business combination. The allocation of the purchase price includes in-process research and development of $920 million, which was expensed, and goodwill of $235 million, which has been allocated to our pharmaceutical segment. Neither of these items is deductible for tax purposes.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Integration costs:
Pharmacia	$106	$251	$348	$552
Other	7	2	19	23
Restructuring costs:
Pharmacia	77	54	354	106
Other	--	(4)	5	(1)
Total merger-related costs - expensed	$190	$303	$726	$680
Total merger-related costs - capitalized	$--	$552	$599	$1,319

Integration costs represent external, incremental costs directly related to an acquisition, including expenditures for consulting and systems integration when incurred.

In connection with the acquisition of Pharmacia, Pfizer management approved plans throughout 2003 and during the first nine months of 2004 to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and include severance, costs of vacating duplicative facilities, contract termination and other exit costs. Total merger-related expenditures incurred during 2003-2005 are expected to be about $6.0 billion, on a pre-tax basis.

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

	Provisions
(millions of dollars)	Year 2003	Nine Months Ended Sept. 26, 2004	Total	Utilization Through Sept. 26, 2004	Reserve* Sept. 26, 2004

Employee termination costs	$140	$201	$341	$249	$92
Asset impairments	21	122	143	143	--
Other	16	31	47	29	18
	$177	$354	$531	$421	$110

*Included in Other current liabilities.

Through September 26, 2004, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia (from April 16, 2004) work force by 3,023 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 26, 2004, 2,413 employees were terminated. Asset impairments primarily include charges to writedown property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia (from April 16, 2004).

Restructuring Costs Associated with Legacy Pharmacia - Capitalized

We have recorded, through April 15, 2004, $2,182 million of restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs are recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring costs incurred in the first year after the acquisition are considered part of the purchase price of Pharmacia and have been recorded as an increase to goodwill. These restructuring costs also include costs associated with relocation. Future restructuring costs associated with legacy Pharmacia will be charged to the results of operations. Changes to previous estimates of restructuring costs included as part of the purchase price allocation of Pharmacia are recorded as a reduction to goodwill. The components of the restructuring costs capitalized as a cost of the acquisition of Pharmacia follow:

	Costs Incurred
(millions of dollars)	Year 2003	Nine Months Ended Sept. 26, 2004	Total	Utilization Through Sept. 26, 2004	Reserve* Sept. 26, 2004

Employee termination costs	$1,289	$253	$1,542	$1,456	$86
Other	289	346	635	489	146
	$1,578	$599	$2,177	$1,945	$232

* Included in Other current liabilities.

Through September 26, 2004, Employee termination costs represent the approved reduction of the legacy Pharmacia work force by 12,859 people, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and as of September 26, 2004, 11,994 employees were terminated. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Other includes costs to exit certain activities of legacy Pharmacia, which through the third quarter of 2004 reflects an approximate $500 million downward revision related to estimated exit costs.

Note 6:  Inventories

The components of inventories follow:

(millions of dollars)	Sept. 26, 2004	Dec. 31, 2003

Finished goods	$2,520	$2,198
Work-in-process	2,469	2,204
Raw materials and supplies	1,306	1,297
Total inventories	$6,295	$5,699

Note 7:  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 26, 2004, by segment, follow:

(millions of dollars)	Pharmaceutical	Consumer Healthcare	Animal Health	Other	Total

Balance, December 31, 2003	$19,487	$2,615	$78	$85	$22,265
Pharmacia goodwill adjustments	811	155	(14)	(1)	951
Other*	191	23	29	(74)	169
Balance, September 26, 2004	$20,489	$2,793	$93	$10	$23,385

*Includes additions from acquisitions (primarily Esperion), reclassifications to Assets of discontinued businesses and product lines held for sale (including those subsequently sold) and the impact of foreign exchange.

Refer to Note 3B Pharmacia Acquisition: Allocation of Purchase Price for the primary factors impacting the Pharmacia goodwill adjustments.

B.  Intangible Assets

The components of identifiable intangible assets follow:

	Gross Carrying Amount		Accumulated Amortization
(millions of dollars)	Sept. 26, 2004	Dec. 31, 2003	Sept. 26, 2004	Dec. 31, 2003

Amortized intangible assets:
Developed technology rights	$31,793	$31,566	$(4,941)	$(2,364)
Trademarks	131	107	(84)	(68)
Other	666	583	(191)	(186)
Total amortized intangible assets	32,590	32,256	(5,216)	(2,618)
Unamortized identifiable intangible assets:
Brands	5,310	5,305	--	--
Trademarks	235	266	--	--
Other	372	382	--	--
Total unamortized intangible assets	5,917	5,953	--	--
Total identifiable intangible assets	$38,507	$38,209	$(5,216)	$(2,618)

Intangible assets, including developed technology rights, are substantially included in our Pharmaceutical segment. Total amortization expense for finite-lived intangible assets was $859 million and $675 million for the three months ended September 26, 2004 and September 28, 2003 and $2,549 million and $1,284 million for the nine months ended September 26, 2004 and September 28, 2003. Intangible assets that contribute to our ability to sell, manufacture, research, market and distribute our products are included in Amortization of intangible assets as they benefit multiple business functions. Intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate.

The annual amortization expense expected for the fiscal years 2004 through 2009 is expected to be $3,466 million in 2004, $3,453 million in 2005, $3,364 million in 2006, $3,212 million in 2007, $2,693 million in 2008, and $2,472 million in 2009.

Note 8:  Financial Instruments

A.  Long-Term Debt

In September 2004, we issued $1.0 billion of senior unsecured floating-rate notes at LIBOR, less a nominal amount, with an initial maturity of 13 months. The debt holders have the option after September to extend the term of the notes by one month, each month, during the five year maximum term of the notes. In addition, the adjustment from LIBOR increases each September by a nominal amount. The notes are callable by us at par plus accrued interest to date every six months, with thirty days' notice.

We issued the following debt under a debt shelf registration statement filed with the SEC in November 2002:

In February 2004, we issued:

-	$750 million senior unsecured notes, due February 2014, which pay interest semi-annually, beginning on August 15, 2004, at a rate of 4.5%; and

-	$700 million senior unsecured notes, due March 2007, which pay interest semi-annually, beginning on September 15, 2004, at a rate of 2.5%.

In November 2004, we issued:

-	$1.0 billion of senior unsecured floating rate notes, due November 2005, which pay interest quarterly, beginning on February 4, 2005, at LIBOR, less a nominal amount.

B.  Derivative Financial Instruments and Hedging Activities

During the first nine months of 2004, we entered into the following incremental or new derivative and hedging activities:

Foreign Exchange Risk

These foreign exchange derivatives serve to protect net income against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions:

Financial Instrument	Hedge Type	Hedged Item	Notional Amount (millions of dollars)	Maturity Date

Forward contracts	Cash flow	Euro available-for-sale investments	$436	Through 2004
Forward contracts	Cash flow	Swedish krona intercompany loan	257	Through 2004
Swaps	Fair value	Euro available-for-sale investments	243	Mid-2006

In addition, forward contracts used to offset short-term foreign currency assets and liabilities were primarily for intercompany transactions in euros, Japanese yen, Swedish krona and Australian dollars for the first nine months ended September 26, 2004.

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

There was no material ineffectiveness in any hedging relationship reported in earnings in the first nine months of 2004.

Note 9:  Agreement to Settle Certain Outstanding Asbestos Claims

In September 2004, Pfizer Inc. and its wholly owned subsidiary, Quigley Company, Inc. ("Quigley"), (together, the "companies") announced that they have taken steps which, subject to court approval and approval by claimants, will resolve all pending and future claims against the companies in which claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust. Quigley was acquired by Pfizer in 1968 and sold small amounts of products containing asbestos, silica or mixed dust until the early 1970s. We recorded a charge of $369 million before-tax ($229 million after-tax) in the third quarter of 2004 in connection with these matters that is included in Other (income)/ deductions-net.

Quigley will file a U.S. Bankruptcy Code Chapter 11 reorganization plan in the U.S. Bankruptcy Court for the Southern District of New York that must be approved by the Bankruptcy Court and the U.S. District Court for the Southern District of New York after receipt of the vote of 75 percent of the claimants. In connection with that filing, Pfizer has entered into settlement agreements with lawyers representing more than 80 percent of the individuals with claims related to Quigley products against Quigley and Pfizer that provide for a total of $430 million in payments, of which $215 million will be paid upon the earlier of court confirmation of the reorganization plan or by December 2005.

The reorganization plan, the approval of which is considered probable, will establish a trust (the "Trust") for the payment of all remaining pending claims, as well as any future claims alleging injury from exposure to Quigley products. Pfizer will contribute $405 million to the Trust over 40 years through a note which has a present value of $172 million as well as $100 million in insurance. If approved by the courts and claimants, the reorganization plan will result in a permanent injunction directing all future claims alleging personal injury from exposure to Quigley products to the Trust. Pfizer will also forgive a $30 million secured loan to Quigley. (Further discussion is included in Part II, Other Information; Item I Legal Proceedings - Product Liability Matters.)

In a separately negotiated transaction with an insurance company, we agreed to a settlement related to certain insurance coverage which provides for the payment to us over 10 years of an amount with a present value of $263 million.

Note 10:  Benefit Plans

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the three months ended September 26, 2004 and September 28, 2003 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (non-qualified)		International		Postretirement Plans
(millions of dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$71	$54	$8	$8	$67	$51	$7	$9
Interest cost	98	89	15	17	71	57	18	30
Expected return on plan assets	(143)	(98)	--	--	(74)	(48)	(4)	(4)
Amortization of:
Prior service costs	5	4	--	--	3	2	--	4
Net transition asset	--	--	--	--	--	1	--	--
Actuarial losses	25	32	9	8	15	9	--	4
Curtailments and settlements-net	--	--	--	--	18	1	--	--
Net periodic benefit costs	$56	$81	$32	$33	$100	$73	$21	$43

The component of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the nine months ended September 26, 2004 and September 28, 2003 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (non-qualified)		International		Postretirement Plans
(millions of dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$215	$162	$25	$25	$197	$145	$27	$23
Interest cost	293	246	44	46	214	153	80	75
Expected return on plan assets	(429)	(270)	--	--	(215)	(141)	(15)	(8)
Amortization of:
Prior service costs	13	13	1	1	7	5	1	10
Net transition asset	--	--	--	--	1	1	--	--
Actuarial losses	74	89	27	23	42	27	12	15
Curtailments and settlements-net	--	1	--	1	(1)	6	--	1
Net periodic benefit costs	$166	$241	$97	$96	$245	$196	$105	$116

We previously disclosed in our consolidated financial statements for the year ended December 31, 2003, that we expected to contribute approximately $34 million to our U.S. qualified pension plans, $87 million to our U.S. supplemental (non-qualified) pension plans and $136 million to our U.S. postretirement plans in 2004. The expected contributions to our U.S. postretirement plans remain unchanged. We now expect our contributions to our U.S. qualified pension plans to be $82 million and to our U.S. supplemental (non-qualified) pension plans to be $139 million in 2004. International pension and postretirement plans will be funded in accordance with local regulations.

During the third quarter of 2004, in accordance with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), the Company began accounting for the effect of the federal subsidy under the Act. The reduction to the benefit obligations of certain of our postretirement benefit plans and the related benefit cost were not significant.

Note 11:  Comprehensive Income

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Net income	$3,341	$2,235	$8,536	$3,308
Other comprehensive income/(expense):
Holding gain/(loss) on investment securities arising during period-net of tax	(30)	(12)	153	(157)
Reclassification adjustment-net of tax	--	--	--	5
Net income/(loss) on investment securities	(30)	(12)	153	(152)
Currency translation adjustment and hedges	689	(806)	451	593
Total other comprehensive income/(expense)	659	(818)	604	441
Total comprehensive income	$4,000	$1,417	$9,140	$3,749

The change in currency translation adjustment and hedges included in Accumulated other comprehensive expense for the first nine months of 2004 was:

(millions of dollars)	2004

Opening balance	$632
Translation adjustment and hedges	451
Ending balance	$1,083

Note 12:  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Nine Months Ended
(millions)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

EPS Numerator - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$3,298	$2,237	$8,461	$1,017

Less: Preferred stock dividends - net of tax	1	1	4	2

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principles	3,297	2,236	8,457	1,015

Discontinued operations:
Income/(loss) from operations of discontinued businesses and product lines-net of tax	(3)	(2)	27	36
Gains on sales of discontinued businesses and product lines-net of tax	46	--	48	2,285

Discontinued operations-net of tax	43	(2)	75	2,321

Income available to common shareholders before cumulative effect of change in accounting principles	3,340	2,234	8,532	3,336

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)

Net income available to common shareholders	$3,340	$2,234	$8,532	$3,306

EPS Denominator - Basic:
Weighted average number of common shares outstanding	7,500.8	7,710.7	7,553.7	7,088.5

EPS Numerator - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$3,298	$2,237	$8,461	$1,017

Less: ESOP contribution - net of tax	1	1	5	2

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principles	3,297	2,236	8,456	1,015

Discontinued operations:
Income/(loss) from operations of discontinued businesses and product lines-net of tax	(3)	(2)	27	36
Gains on sales of discontinued businesses and product lines-net of tax	46	--	48	2,285

Discontinued operations-net of tax	43	(2)	75	2,321

Income available to common shareholders before cumulative effect of change in accounting principles	3,340	2,234	8,531	3,336

Cumulative effect of change in accounting principles-net of tax	--	--	--	(30)

Net income available to common shareholders	$3,340	$2,234	$8,531	$3,306

EPS Denominator - Diluted:
Weighted average number of common shares outstanding	7,500.8	7,710.7	7,553.7	7,088.5
Common share equivalents--stock options, stock issuable under employee compensation plans and convertible preferred stock	67.9	80.5	88.1	72.2
Weighted average number of common shares outstanding and common share equivalents	7,568.7	7,791.2	7,641.8	7,160.7

Outstanding stock options, representing 391 million and 319 million shares of common stock during the three-month and nine-month periods ended September 26, 2004, and 317 million and 336 million shares of common stock during the three-month and nine-month periods ended September 28, 2003 had exercise prices greater than the average market price of our common stock. These options were excluded from the computation of diluted EPS for these periods because their inclusion would have had an antidilutive effect.

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

Note 13:  Discontinued Operations

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

-

In March 2004, we decided to sell our surgical ophthalmic business and in April 2004, we agreed to sell this business for $450 million in cash. The sale was completed on June 26, 2004. The surgical ophthalmic business was included in our Pharmaceutical segment and became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $102 million in revenues from this business in 2003.

-

In March 2004, we decided to sell certain non-core consumer product lines marketed primarily in Europe by our Consumer Healthcare segment and in May 2004, we agreed to sell these products for 135 million euro (approximately $163 million) in cash. The sale was completed on June 28, 2004 and we recognized a $65 million gain. The majority of these products were small brands sold in single markets only and included certain products that became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $103 million in revenues from these products in 2003.

-

In March 2004, we decided to sell certain European generic pharmaceutical businesses. The European generic businesses were included in our Pharmaceutical segment and became a part of Pfizer in April 2003, in connection with our acquisition of Pharmacia. We recorded $94 million in revenues from these businesses in 2003.

We have included the results of operations of these businesses and product lines in discontinued operations for the three-month and nine-month periods ended September 26, 2004. Due to the timing of our acquisition of Pharmacia in April 2003, the results of operations relating to these businesses and product lines for the three-month and nine-month periods ended September 28, 2003 were included in our consolidated results of operations from the April 16, 2003 acquisition date, except for those relating to certain legacy Pfizer non-core consumer healthcare products which have been included in discontinued operations for all periods presented.

The significant assets and liabilities relating to these businesses and product lines include intangible assets; goodwill; property, plant and equipment; inventory; accounts receivable; accrued liabilities and deferred taxes.

In 2003, we sold the following businesses and product lines:

-

In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, for $4.2 billion in cash. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

-

In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

-

In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, for $197 million in cash with a right to receive up to $47.3 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

-

In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, for $160 million in cash with a right to receive up to $63.8 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product of $139 million ($83 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

These businesses and product lines are reported as discontinued operations in the three-month and nine-month periods ended September 28, 2003.

The following amounts have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Revenues	$52	$154	$356	$1,031

Pre-tax income/(loss)	$(3)	$(3)	$42	$59
Provision /(benefit)for taxes on income	--	(1)	15	23
Income/(loss) from operations of discontinued businesses and product lines-net of tax	(3)	(2)	27	36
Pre-tax gains on sales of discontinued businesses and product lines	65	--	68	3,885
Provision for taxes on gains	19	--	20	1,600
Gains on sales of discontinued businesses and product lines-net of tax	46	--	48	2,285
Discontinued operations-net of tax	$43	$(2)	$75	$2,321

Note 14:  Segment Information

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

Revenues and profits/(losses) by segment for the three months ended September 26, 2004 and September 28, 2003 were as follows:

		Pharma-	Consumer	Animal
(millions of dollars)		ceutical	Healthcare	Health	Other	(a)	Consolidated

Revenues	2004	$11,288	$851	$475	$217		$12,831
	2003	10,926	775	438	209		12,348

Segment profit/(loss)(b)	2004	$5,415	$170	$82	$(1,716)	(c) (d)	$3,951
	2003	5,178	168	72	(2,929)	(c) (e)	2,489

Revenues and profits/(losses) by segment for the nine months ended September 26, 2004 and September 28, 2003 were as follows:

		Pharma-	Consumer	Animal
(millions of dollars)		ceutical	Healthcare	Health	Other	(a)	Consolidated

Revenues	2004	$33,033	$2,524	$1,387	$649		$37,593
	2003	27,074	2,070	1,090	520		30,754

Segment profit/(loss)(b)	2004	$15,563	$483	$237	$(5,775)	(c) (d)	$10,508
	2003	12,034	421	164	(10,320)	(c) (e)	2,299

(a)	Includes Capsugel, Pfizer CentreSource and Corporate/Other.

(b)

Segment profit/(loss) equals income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles without consideration of certain costs, including non-cash purchase accounting charges and merger-related costs. This methodology is utilized by management to evaluate each business.

(c)

Includes interest income/(expense), corporate expenses (e.g. certain litigation matters), other income/ (expense), certain performance-based compensation expenses, non-cash purchase accounting charges and merger-related costs not allocated to the operating segments.

(d)

Other includes non-cash charges associated with purchase accounting for acquisitions for the three-month and nine-month periods ended September 26, 2004 including acquired in-process research and development and incremental intangible amortization and other of $845 million and $3,391 million that were attributable to Pharmaceutical, $2 million and $5 million for Consumer Healthcare, $1 million and $22 million for Animal Health and $(21) million and $(13) million for Other.

(e)

Other includes non-cash charges associated with purchase accounting for the three-month and nine-month periods ended September 28, 2003 including acquired in-process research and development, the sale of acquired inventory written up to fair value and incremental intangible amortization and other of $1,970 million and $7,746 million that were attributable to Pharmaceutical, $(15) million and $75 million for Consumer Healthcare, $(82) million and $140 million for Animal Health and $9 million and $27 million for Other.

Revenues for each group of similar products are as follows:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 26, 2004	Sept. 28, 2003	% Change	Sept. 26, 2004	Sept. 28, 2003	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,315	$4,267	1	$12,532	$11,364	10
Central nervous system disorders	2,090	1,993	5	6,072	5,181	17
Arthritis and pain	1,274	1,078	18	3,596	1,815	98
Infectious and respiratory diseases	1,015	1,095	(7)	3,375	3,084	9
Urology	647	701	(8)	1,865	1,700	10
Oncology	304	262	16	852	461	85
Ophthalmology	304	271	12	874	381	129
Endocrine disorders	226	216	5	668	323	106
All other	919	934	(2)	2,723	2,139	27
Alliance revenue	194	109	78	476	626	(24)
Total Pharmaceutical	11,288	10,926	3	33,033	27,074	22
CONSUMER HEALTHCARE	851	775	10	2,524	2,070	22
ANIMAL HEALTH	475	438	9	1,387	1,090	27
OTHER	217	209	4	649	520	25
Total revenues	$12,831	$12,348	4	$37,593	$30,754	22

Note 15:  Subsequent Events

On October 28 2004, our board of directors (i) authorized a new $5.0 billion share-purchase program, which is expected to be completed by the end of 2005 and (ii) declared a $.17 per-share fourth-quarter 2004 cash dividend on our common stock, payable on December 3, 2004 to shareholders of record on November 12, 2004.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 26, 2004 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 26, 2004 and September 28, 2003 and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
November 5, 2004

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The components of the Condensed Consolidated Statement of Income follow:

	Third Quarter			First Nine Months
(millions of dollars, except per common share data)	2004	2003	% Change	2004	2003	% Change
Revenues	$12,831	$12,348	4	$37,593	$30,754	22

Cost of sales	1,640	3,285	(50)	5,185	6,323	(18)
% of revenues	12.8%	26.6%		13.8%	20.6%

Selling, informational and administrative expenses	4,036	3,994	1	12,227	10,479	17
% of revenues	31.5%	32.3%		32.5%	34.1%

Research and development expenses	1,888	1,869	1	5,356	5,080	5
% of revenues	14.7%	15.1%		14.2%	16.5%

Amortization of intangible assets	843	613	38	2,496	1,189	110
% of revenues	6.6%	5.0%		6.6%	3.9%

Merger-related in-process research and development charge	--	(87)	*	955	5,043	(81)
% of revenues	--	(0.7)%		2.5%	16.4%

Merger-related costs	190	303	(37)	726	680	7
% of revenues	1.5%	2.5%		1.9%	2.2%

Other (income)/deductions-net	283	(118)	*	140	(339)	*

Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	3,951	2,489	59	10,508	2,299	357
% of revenues	30.8%	20.2%		28.0%	7.5%

Provision for taxes on income	650	250	160	2,040	1,281	59

Effective tax rate	16.5%	10.1%		19.4%	55.7%

Income from continuing operations before cumulative effect of change in accounting principles	3,298	2,237	47	8,461	1,017	732
% of revenues	25.7%	18.1%		22.5%	3.3%

Discontinued operations-net of tax	43	(2)	*	75	2,321	(97)

Income before cumulative effect of change in accounting principles	3,341	2,235	50	8,536	3,338	156
% of revenues	26.0%	18.1%		22.7%	10.9%

Cumulative effect of change in accounting principles-net of tax	--	--	*	--	(30)	*

Net income	$3,341	$2,235	50	$8,536	$3,308	158
% of revenues	26.0%	18.1%		22.7%	10.8%

Earnings per common share - Basic:
Income from continuing operations before cumulative effect of change in accounting principles	$.44	$.29	52	$1.12	$.14	700
Discontinued operations-net of tax	.01	--	--	.01	.33	(97)
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	--	--
Net income	$.45	$.29	55	$1.13	$.47	140

Earnings per common share - Diluted:
Income from continuing operations before cumulative effect of change in accounting principles	$.43	$.29	48	$1.11	$.14	693
Discontinued operations-net of tax	.01	--	--	.01	.32	(97)
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	--	--
Net income	$.44	$.29	52	$1.12	$.46	143

Cash dividends paid per common share	$.17	$.15		$.51	$.45

OVERVIEW

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals, as well as many of the world's best-known consumer healthcare products. We generate revenue through the sale of our products, as well as through alliance agreements by copromoting products discovered by other companies.

We have continued to generate earnings growth in 2004 despite the increasingly difficult environment which includes continuing pricing pressure, new branded pharmaceutical competition, new generic pharmaceutical competition, difficult political, legal and regulatory environments and the effects of less favorable than expected foreign-exchange rates. Looking beyond our portfolio of leading medicines, we are positioning Pfizer to fulfill our broadening vision to serve the public's health needs more fully, not just through the treatment of diseases, but also through the promotion of health.

We are addressing these challenges through the following actions:

-	a large number of planned new product launches, indications and completed clinical trials;

-	emphasizing the clinical benefits of our product portfolio;

-	launching new global positionings of our products, where necessary;

-	acquiring the rights to promising medicines;

-	diligently defending our patents;

-	considering the marketing of generic versions in the U.S. after our compounds face generic competition;

-	guarding the integrity of our products in the face of the growing problem of counterfeit drugs; and

-	addressing the wide array of patient populations through our innovative access and affordability programs.

Pharmacia Acquisition

On April 16, 2003, we acquired Pharmacia in a stock-for-stock transaction valued at approximately $56 billion. This transaction was accounted for as a purchase business combination under accounting principles generally accepted in the United States of America (GAAP). The results of operations discussed below include Pharmacia's product sales and expenses from the acquisition date. Therefore, our operating results for the first nine months of 2004 reflect the impact of the acquisition of Pharmacia throughout the period, as compared to the first nine months of 2003 which reflect the impact of the acquisition of Pharmacia from April 16, 2003.

In connection with the acquisition, we continue to take actions to integrate and restructure the Pharmacia operations in order to increase our profitability through cost savings and operating efficiencies. To achieve the savings, we have incurred certain merger-related expenditures of about $3.9 billion from the acquisition date through September 26, 2004, which are discussed in more detail in the "Costs and Expenses" section. As a result of these activities and the combining of operations, it is not possible to provide separate results of operations for Pharmacia for the period after the acquisition date.

Esperion Acquisition

On February 10, 2004 we completed the acquisition of all of the outstanding shares of Esperion Therapeutics, Inc. (Esperion), a biopharmaceutical company, with no approved products, that is focused on the development of high-density-lipoprotein (HDL) cholesterol-targeted therapies for the treatment of cardiovascular disease, for $1.3 billion in cash (including transaction costs). The acquisition has been accounted for as a purchase business combination. The allocation of the purchase price includes in-process research and development of $920 million, which was expensed, and goodwill of $235 million, which has been allocated to our pharmaceutical segment. Neither of these items is deductible for tax purposes.

Other Financial Impacts

During the first nine months of 2004, we decided to sell certain businesses and product lines that were primarily acquired in connection with our acquisition of Pharmacia because they do not fit within our strategic plan. Specifically, in January 2004, we agreed to sell our in-vitro allergy and autoimmune diagnostics testing business for $575 million in cash (transaction closed on April 23, 2004). In March 2004, we decided to sell our surgical ophthalmic business which, in April 2004, we agreed to sell for $450 million in cash (transaction closed on June 26, 2004). In March 2004, we decided to sell certain non-core consumer healthcare products primarily marketed in Europe which, in May 2004, we agreed to sell for 135 million euro (approximately $163 million) in cash (transaction closed on June 28, 2004). In addition, in March 2004 we decided to sell certain European generic businesses. All of these businesses and product lines are reported as discontinued operations in the three-month and nine-month periods ended September 26, 2004 and in the comparable prior periods where applicable.

During the first nine months of 2003, we sold the Adams confectionery business, the Schick-Wilkinson Sword shaving products business and certain women's health product lines, which in the aggregate, increased net income by $2,285 million after tax. These divestitures are reported as discontinued operations in the three-month and nine-month periods ended September 28, 2003.

In the first nine months of 2003, we incurred non-cash charges, which reduced net income by $30 million after tax in connection with our January 1, 2003 adoption of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This charge was reported as a cumulative effect of a change in accounting principle.

Recent Business Acquisitions

On September 22, 2004, Pfizer Inc. entered into an agreement to purchase the remaining 90% ownership of Meridica Ltd., a drug-delivery technology company, for $125 million and a contingent payment. The transaction is subject to normal conditions and is expected to close in the fourth quarter of 2004. Upon closing, we expect the allocation of the purchase price to include amounts relating to Meridica's in-process research and development, which will be expensed.

On September 30, 2004, we completed the acquisition of the assets of Campto (irinotecan), a marketed product for the treatment of advanced colorectal cancer, from Sanofi-Aventis for $550 million in cash. Additional payments of up to $70 million will be payable upon obtaining regulatory approvals for additional indications in certain European countries. Through this acquisition, we have the right to market Campto (sold under the name Camptosar in the Americas and Australia) on an expanded worldwide basis.

REVENUES

Revenues increased 4% in the third quarter and 22% in the first nine months of 2004, as compared to the prior year periods.

The revenue increase in the first nine months of 2004 was primarily due to the inclusion of Pharmacia results (the first nine months of 2003 only reflected 5 1/2 months of domestic and 4 1/2 months of international Pharmacia product sales), strong performances by a number of our in-line products and newly launched products across major businesses and regions and the weakening of the U.S. dollar relative to many other foreign currencies. The Company's top five medicines--Lipitor, Norvasc, Zoloft, Celebrex, and Neurontin--together accounted for slightly more than half of human pharmaceutical revenues through the first nine months  of 2004. Each has delivered at least $2 billion in sales already this year, while Viagra and Zithromax have each surpassed $1 billion. Zyrtec in the U.S. has approached the $1 billion mark with sales of $938 million through the first nine months of 2004. The revenue increase in the third quarter of 2004 was led by Lipitor, Celebrex, Bextra, Neurontin, and Zyvox, which offset some declines in other products, and the weakening of the U.S. dollar relative to major foreign currencies.

Changes in foreign exchange rates increased revenues in the third quarter of 2004 by $204 million or 1.7% and increased revenues in the first nine months of 2004 by $1,058 million or 3.4% compared to the same periods in 2003. The foreign exchange impact on the third quarter and nine months of 2004 revenue growth was due to the weakening of the U.S. dollar against major foreign currencies. The revenues of legacy Pharmacia products, recorded from the acquisition date of April 16, 2003, until the anniversary date of the transaction in 2004 have been treated as incremental volume and did not have a foreign exchange impact.

On January 2, 2004 we increased the published prices for certain U.S. pharmaceutical products. The impact of price increases on revenues was not significant in the third quarter and first nine months of 2004 compared to the prior year periods.

The second quarter of 2003 was the first period to include revenue associated with the sale of legacy Pharmacia products. Pharmacia trade stocking levels in the U.S. began the second quarter of 2003 at a little over 2 months on hand. The harmonization of legacy Pharmacia's trade-inventory practices with those of legacy Pfizer resulted in the reduction of trade inventories over the course of the second quarter and negatively impacted revenues by approximately $200 million in the third quarter and $500 million in the first nine months of 2003. The harmonization of Pharmacia's trade-inventory practice was essentially completed during the third quarter of 2003. Such harmonization of trade-inventory practices with those of legacy Pfizer negatively impacted revenues by approximately $500 million in fiscal 2003.

Pfizer's policy relating to the supply of pharmaceutical inventory at domestic wholesalers, and in major international markets, is to maintain stocking levels under one month on average and to keep monthly levels consistent from year to year based on patterns of utilization. We have historically been able to closely monitor these customer stocking levels by purchasing information from our customers directly or by obtaining other third party information. We believe our data sources to be directionally reliable, but cannot verify their accuracy. Further, as we do not control this third party data, we cannot be assured of continuing access. Unusual buying patterns and utilization are promptly investigated.

The loss of patent protection with respect to any of our major products, including those described in the Legal Proceedings section, could have a material adverse effect on future revenues and net income. The Company expects a substantial impact from the loss of exclusivity of certain major products over the next few years. Four products--Diflucan, Neurontin, Accupril, and Zithromax--face reduced revenue in 2005 due to generic competition. In addition, Zoloft faces the loss of U.S. exclusivity during 2006 and Norvasc and Zyrtec face the loss of U.S. exclusivity during 2007.

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

Historically, our adjustments of these estimates to actual results have not been material; on a quarterly basis, they generally have been less than 0.5% of pharmaceutical net sales and can result in a net increase to income or a net decrease to income. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid and contract rebates are most at risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year. Because of this time lag, in any given quarter, our adjustments of estimates to actual results will incorporate revisions of several prior quarters.

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

-

Estimated deductions for "chargebacks" (discounts to federal government agencies) closely approximate actual results as we settle these deductions generally within 2-3 weeks of incurring the liability.

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

Revenues by Country

Revenues by country for the third quarter and first nine months of 2004 and the changes from the prior year were as follows:

	Third Quarter
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change

United States	$7,377	57.5	$7,210	58.4	2
Japan	760	5.9	742	6.0	2
All other	4,694	36.6	4,396	35.6	7
Consolidated	$12,831	100.0	$12,348	100.0	4

	First Nine Months
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change

United States	$21,122	56.2	$18,475	60.1	14
Japan	2,309	6.1	1,785	5.8	29
All other	14,162	37.7	10,494	34.1	35
Consolidated	$37,593	100.0	$30,754	100.0	22

Revenues by Segment

Revenues by segment and the changes from the prior year were as follows:

	Third Quarter					First Nine Months
(millions of dollars)	2004	% of Revenues	2003	% of Revenues	% Change	2004	% of Revenues	2003	% of Revenues	% Change

Pharmaceutical
U.S.	$6,619	51.6	$6,494	52.6	2	$18,967	50.5	$16,530	53.7	15
International	4,669	36.4	4,432	35.9	5	14,066	37.4	10,544	34.3	33
Worldwide	11,288	88.0	10,926	88.5	3	33,033	87.9	27,074	88.0	22

Consumer Healthcare
U.S.	453	3.5	419	3.4	8	1,290	3.4	1,207	3.9	7
International	398	3.1	356	2.9	12	1,234	3.3	863	2.8	43
Worldwide	851	6.6	775	6.3	10	2,524	6.7	2,070	6.7	22

Animal Health
U.S.	231	1.8	211	1.7	9	647	1.7	527	1.7	23
International	244	1.9	227	1.8	8	740	2.0	563	1.8	31
Worldwide	475	3.7	438	3.5	9	1,387	3.7	1,090	3.5	27

Other
U.S.	74	0.6	86	0.7	(13)	218	0.6	211	0.8	3
International	143	1.1	123	1.0	16	431	1.1	309	1.0	40
Worldwide	217	1.7	209	1.7	4	649	1.7	520	1.8	25

Total	$12,831	100.0	$12,348	100.0	4	$37,593	100.0	$30,754	100.0	22

Pharmaceutical

Worldwide revenues of the Pharmaceutical segment follow:

	Third Quarter			First Nine Months
(millions of dollars)	2004	2003	% Change	2004	2003	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,315	$4,267	1	$12,532	$11,364	10
Central nervous system disorders	2,090	1,993	5	6,072	5,181	17
Arthritis and pain	1,274	1,078	18	3,596	1,815	98
Infectious and respiratory diseases	1,015	1,095	(7)	3,375	3,084	9
Urology	647	701	(8)	1,865	1,700	10
Oncology	304	262	16	852	461	85
Ophthalmology	304	271	12	874	381	129
Endocrine disorders	226	216	5	668	323	106
All other	919	934	(2)	2,723	2,139	27
Alliance revenue	194	109	78	476	626	(24)
Total Pharmaceutical	$11,288	$10,926	3	$33,033	$27,074	22

Revenue information for several of our major pharmaceutical products follows:

		Third Quarter		First Nine Months
Product	Primary Indications	millions of dollars	% Change from 2003	millions of dollars	% Change from 2003

Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,738	11	$7,598	15
Norvasc	Hypertension	1,036	(6)	3,210	4
Accupril/Accuretic	Hypertension/Congestive heart failure	157	(12)	501	1
Cardura	Hypertension/Benign prostatic hyperplasia	150	(1)	459	7
Caduet	Reduction of LDL cholesterol and hypertension	5	--	35	--
Central nervous system disorders:
Zoloft	Depression and anxiety disorders	802	(3)	2,402	8
Neurontin	Epilepsy and neuropathic pain	764	10	2,243	17
Geodon	Schizophrenia	125	31	324	31
Xanax/Xanax XR	Anxiety/Panic disorders	100	30	272	93
Aricept*	Alzheimer's disease	77	14	222	23
Relpax	Migraine headaches	47	204	114	102
Arthritis and pain:
Celebrex**	Arthritis pain and inflammation	797	14	2,294	114
Bextra	Arthritis pain and inflammation	324	37	869	106
Infectious and respiratory diseases:
Zithromax	Bacterial infections	339	(4)	1,176	(3)
Diflucan	Fungal infections	217	(30)	805	(6)
Zyvox	Bacterial infections	120	97	328	218
Vfend	Fungal infections	69	22	203	47
Urology:
Viagra	Erectile dysfunction	403	(15)	1,208	(12)
Detrol/Detrol LA	Overactive bladder	231	9	619	100
Oncology:
Camptosar	Metastatic colorectal cancer	126	21	365	69
Ellence	Breast cancer	86	6	254	109
Ophthalmology:
Xalatan/Xalcom	Glaucoma	304	12	874	129
Endocrine disorders:
Genotropin	Replacement of human growth hormone	176	(6)	535	94
All other:
Zyrtec	Allergies	333	(4)	938	(4)
Alliance revenue***:
Aricept, Spiriva, Rebif and Mirapex	Alzheimer's disease (Aricept), chronic obstructive pulmonary disease (Spiriva), multiple sclerosis (Rebif), Parkinson's disease (Mirapex)	194	78	476	(24)

*	Represents direct sales under license agreement with Eisai Co., Ltd.

**

Revenue growth in the first nine months of 2004 compared to same period in 2003 reflects the recording of revenues under a copromotion agreement with Pharmacia in 2003 prior to merger as Alliance Revenue.

***	Alliance revenue in the first nine months of 2003 included Celebrex and Bextra under copromotion agreements with Pharmacia prior to the merger.

Selected Product Updates:

Lipitor

Lipitor is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. In the U.S., Lipitor achieved 10% growth in total prescriptions in September while maintaining a 43% total-prescription share. We expect this strong growth to continue for the remainder of 2004. With its ability to bring the vast majority of patients to target cholesterol goals across the full dosing range, with an excellent safety profile and its proven range of unparalleled cardiovascular benefits, Lipitor continues to gain wide physician and patient acceptance.

Despite challenges of multiple new competitors, including generics, we are confident that Lipitor will maintain its market share leadership. The fact that only about one-third of people in major markets who need medical therapy for high cholesterol receive it, combined with the ever-increasing attention that the popular media give to the benefits of statin therapy, suggests that the market for Lipitor has substantial growth potential.

Norvasc

Norvasc is the world's most-prescribed branded antihypertensive therapy and the fourth-largest-selling drug in the world. The sale declines in the third quarter of 2004 compared to same period in 2003 is attributable to patent expirations throughout the E.U., except for Italy, France, Sweden, and Switzerland. Norvasc maintains exclusivity in many other major markets globally, including the U.S., Japan, Canada and Australia.

Norvasc has a significant opportunity for further growth. Hypertension affects about 50 million Americans and one billion people worldwide. In 2003, new guidelines from both the NHLBI in the U.S. and the European Society of Hypertension-European Society of Cardiology called for early, aggressive blood-pressure management. These guidelines also make clear that the majority of patients may require two or more medications to reach their blood-pressure targets. NHLBI guidelines include the Healthy People 2010 goal--to have 50% of hypertensive Americans reach the blood-pressure goal of 140/90 mm Hg or less. Currently 69% of American adults diagnosed with hypertension are not at their blood-pressure goal.

Zoloft

Zoloft has faced recent challenges, yet it remains the world's leading antidepressant and the most prescribed antidepressant in the U.S. The decrease in sales in the third quarter of 2004 compared to the same period in 2003 can be attributed to an overall market decline due to a sensitivity generated by media coverage of the use of antidepressants in children and adolescents.

On October 15, 2004, the FDA issued a recommendation that all antidepressant medicines include in their label a black-box warning regarding suicidal thoughts and behavior in children and adolescents being treated with antidepressant medications. The warning will emphasize the need for physicians to balance the risk with the clinical need for antidepressant use and to closely monitor patients started on these medications. We are supportive of the FDA's efforts to provide useful clinical information to prescribers, patients, and families. Zoloft is not approved for pediatric depression. In fact, there have been no suicides in the Zoloft pediatric clinical program. We remain confident in the proven safety and efficacy of Zoloft to treat millions of patients with mood and anxiety disorders.

Neurontin

Neurontin has been approved for adjunctive therapy in epilepsy in more than 100 countries and for treatment of a range of neuropathic-pain conditions in more than 60 countries.

Recently, Ivax Corporation (Ivax), Alpharma Inc. (Alpharma) and Teva Pharmaceuticals Industries Ltd. (Teva) launched generic versions of Neurontin (gabapentin) at risk, despite ongoing patent litigation. We intend to aggressively pursue our claims of patent infringement against Ivax, Alpharma, and Teva. Following those at-risk launches, we launched generic gabapentin through Greenstone, our U.S. generic pharmaceutical subsidiary. (Further discussion is included in Part II, Other Information; Item 1 Legal Proceedings - Patent Matters.)

Celebrex

Celebrex is the world's most-prescribed arthritis and pain-relief brand. It provides proven lasting relief for the pain and inflammation of osteoarthritis (OA), rheumatoid arthritis (RA), acute pain, and primary dysmenorrhea, with a low risk of gastrointestinal bleeding compared to non-steroidal anti-inflammatory drugs (NSAIDs) and an established cardiovascular safety profile. Following the global withdrawal of Merck's Vioxx from the market on September 30, 2004, we have been communicating with business partners, including wholesalers, pharmacy chains, pharmacy benefit managers, and other managed-care organizations to assure them of the availability of Celebrex to meet potential patient need. We have reaffirmed our confidence in the well-documented cardiovascular safety of Celebrex, and we have released information citing that there is no evidence of a cardiovascular safety signal for Celebrex in ongoing, long-term clinical trials involving  more than 6,000 patients. Other key study data include:

-

A long-term prospective outcomes study showing that Celebrex-at two to four times the approved doses for arthritis and pain-was not associated with an increased risk for serious cardiovascular events compared to non-specific NSAIDs.

-

A retrospective study of more than 54,000 elderly patients, published in Circulation, showing that Celebrex was not associated with an increased risk for heart attack compared to other medications studied.

-	A recent FDA-sponsored study of 1.4 million patients demonstrating no increased risk of cardiovascular events in those patients who received Celebrex.

In addition, we will be sponsoring a major clinical study to further evaluate the potential cardiovascular benefits of Celebrex in OA patients at high cardiovascular risk. Starting early in 2005 and lasting at least two years, the randomized, placebo-controlled study, conducted at major universities and hospitals around the world, will enroll more than 4,000 patients who have had a recent heart attack and who also have a history of OA. It will include rigorous monitoring of cardiovascular safety by an independent data safety monitoring committee. Small mechanistic studies suggest that Celebrex's anti-inflammatory properties as well as additional unique Celebrex-specific characteristics may improve vascular function in patients with established coronary artery disease.

Following Merck's withdrawal of Vioxx from the market, both the FDA and the European Medicines Agency indicated that they will review the safety of all drugs in the COX-2-specific class.

Bextra

Bextra is an important therapeutic option for tough-to-treat arthritis pain, offering patients effective once-daily dosing and powerful relief. Available clinical information for Bextra, based on a recent pooled analysis of nearly 8,000 patients treated with Bextra for periods ranging from six weeks to one year, suggests no increased risk of cardiovascular thromboembolic events in patients with OA and RA. Pfizer will be conducting further studies to confirm the long-term cardiovascular safety profile of Bextra in patients who require chronic treatment for arthritis with a COX-2-specific inhibitor.

In studies in general surgery, Bextra (valdecoxib) in combination with the investigational drug parecoxib (an intravenous formulation of valdecoxib) showed no increased risk of cardiovascular thromboembolic events. However, in two trials in high-risk surgery known as coronary artery bypass graft, an increase in cardiovascular events was observed in patients receiving Bextra alone or in combination with parecoxib, although the increase was not statistically significant in patients receiving Bextra alone. The first study was published last year. A second study was recently completed for which Pfizer has shared all data with the FDA and other regulatory agencies around the world. These findings were communicated to healthcare professionals in the U.S. on October 15, 2004. Bextra is not approved for use in surgical settings in the U.S.

Since 2002, the Bextra product label has included information regarding the risk of a very rare, but serious, skin reaction. This risk exists with many other medications. Based on additional spontaneous event reporting data, this risk exists with Bextra primarily within the first two weeks of therapy and, while very rare, at a reported rate greater than other COX-2-specific products, such as Celebrex. We have been actively working with the FDA to strengthen the existing warning to include this new information. On October 15, 2004, we issued a voluntary letter to healthcare professionals in the U.S. with the information that is currently under discussion with the FDA. Revised labeling for the product, which likely will include the addition of a black-box to prominently communicate this information, will be issued upon completion of discussions with the FDA and other regulatory agencies.

Zithromax

Zithromax is the leading branded antibiotic in the U.S. The decrease in sales in the third quarter and first nine months of 2004 compared to the same periods in 2003 is primarily due to a weak respiratory infection season in the U.S. during the first quarter of 2004, combined with a 6.7% reduction in global new-prescription demand for antibiotics. Nonetheless, Zithromax increased its U.S. market share in treatment of respiratory tract infections (RTIs) from 19.3% in 2003 to 21.2% in 2004 in the face of a 9.7% decrease in new RTI prescriptions through August 2004.

Diflucan

The decrease in sales in the third quarter and first nine months of 2004 compared to the same periods in 2003 is mainly due to loss of exclusivity in the U.S. in July 2004 and in much of Europe in March 2003.

Viagra

Viagra remains the leading treatment for erectile dysfunction (ED) and one of the world's most recognized pharmaceutical brands. The decrease in sales in the third quarter and first nine months of 2004 compared to the same periods in 2003 reflects the impact of heavily promoted launches of two competitive products. A year and a half after the introduction of two competitors, the market has stabilized. Viagra maintains a strong leadership position with a 70% worldwide market share. In the U.S., which constitutes 53% of the worldwide ED market, no significant changes in share of new prescriptions have taken place for the three type-5 phosphodiestrease inhibitors since March.

Xalatan/Xalcom

Xalatan, a prostaglandin indicated for the treatment of open-angle glaucoma and ocular hypertension, is the number 1 prescribed glaucoma medication in all promoted markets, including the U.S., Europe, and Japan. It is the first and only prostaglandin with a first-line indication for the treatment of elevated eye pressure. Xalcom consists of Xalatan with the beta blocker timolol. Future Xalatan/Xalcom global sales growth is expected to come through market expansion. While the U.S. glaucoma market has been experiencing low unit growth, about one third of diagnosed glaucoma patients are untreated. In addition, only 10-15% of ocular-hypertensive patients (a high-risk group for developing glaucoma) are currently being treated in the U.S. Several comparative clinical trials and recent European Glaucoma Society guidelines support Xalatan as first-line therapy for use in newly treated patients before less efficacious and/or poorly tolerated therapies.

Zyrtec

Zyrtec leads all prescription antihistamines in new prescriptions in the U.S. and remains the leading prescription antihistamine among allergists and pediatricians, despite the significant decline of the prescription antihistamine market. Sales decreased in the third quarter and first nine months of 2004 compared to the same periods in 2003. Two main factors explain the decline in new prescriptions in the antihistamine market. With the loss of patent protection for Claritin (loratadine), a great variety of over-the-counter (OTC) loratadine products have come on the market since December 2002. In addition, as regional managed-care plans have raised co-payments to shift costs to consumers, patients have been less inclined to purchase prescription antihistamines. Zyrtec outperforms its competitors in part because it is available in the broadest range of formulations and treats the widest age range of patients of any prescription antihistamine.

Recent Product Launches

We continue to invest in clinical research for our in-line medicines, increasing the value of our medicines to patients and their healthcare providers. We are also reinvigorating our portfolio by launching a series of new medicines. The following highlights the current quarter's achievements for several of these products:

-

Geodon, for schizophrenia, continues to grow strongly--achieving record highs in recent new-prescription rates in the U.S.--driven by a powerful efficacy profile and better awareness and understanding of its favorable metabolic profile.

-	Spiriva, the novel treatment for chronic obstructive pulmonary disease that we copromote with Boehringer Ingelheim, the compound's discoverer, has already passed three competitors in the market.

-	Relpax, for migraine headaches, continues to grow in the U.S., with a 52-week market-share high of 12 percent, while all other competitors remained flat or declined.

-

Caduet, the single-pill dual therapy of Lipitor and Norvasc, has shown slow but increasing uptake following its U.S. launch. We expect that its growth will increase as more doctors and patients recognize the clinical utility demonstrated by Caduet--as in the GEMINI study--in achieving treatment goals for patients at elevated cardiovascular risk due to high blood pressure and high cholesterol levels. New clinical data and access for more than 80 percent of covered patient lives should further its acceptance and extend the cardiovascular benefits of lipid lowering in patients with hypertension so clearly demonstrated in the ASCOT trial and now included in the Caduet label. We strongly believe this combination of utility, access, acceptance, and outcomes data positions Caduet as a clear choice for hypertensive patients.

-

Inspra, for post-myocardial-infarction (MI) heart failure, is expected to show accelerated growth because of new clinical data, new ACC/AHA STEMI treatment guidelines, and redoubled field support for this innovative product, which uniquely supports a relatively small critical-care post-MI patient population.

Consumer Healthcare

Revenues of our Consumer Healthcare business follow:

	Third Quarter			First Nine Months
(millions of dollars)	2004	2003	% Change	2004	2003	% Change

Consumer Healthcare	$851	$775	10	$2,524	$2,070	22

The increase in consumer healthcare revenues in the third quarter and first nine months of 2004, as compared to the prior year periods was attributable to:

-

the 32% increase in the third quarter and 24% increase in the first nine months of 2004 in sales of Listerine mouthwash, which benefited from the U.S. launch of Natural Citrus flavor in September 2003 and the launch of Listerine Advanced in September 2004;

-	the favorable impact of the weakening of the U.S. dollar against major foreign currencies; and

-	the inclusion of Pharmacia products revenues in the first nine months of 2004.

Animal Health

Revenues of our Animal Health business were as follows:

	Third Quarter			First Nine Months
(millions of dollars)	2004	2003	% Change	2004	2003	% Change

Livestock products	$287	$271	6	$840	$638	32
Companion animal products	188	167	13	547	452	21
Total Animal Health	$475	$438	9	$1,387	$1,090	27

Revenues increased in the third quarter and first nine months of 2004 as compared with the prior year periods despite the impact on the cattle industry of the discovery of BSE (bovine spongiform encephalopathy issue, or mad cow disease) in the U.S. The increases in revenue were attributable to:

-

in livestock, growth in cattle biologicals following the launch of a new claim for Bovishield (protects pregnant cows and fetal and nursing calves against viral diseases) in the U.S during the fourth quarter of 2003, the launch of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe during the first quarter of 2004, and the third quarter of 2004 launch of Excede (an antimicrobial that controls and treats respiratory disease in beef, non-lactating cattle and swine) in the U.S.;

-

in companion animal, the U.S. launch of Rimadyl injectable during the second quarter of 2003 and increased promotional activities throughout our markets that resulted in Rimadyl, Revolution and Clavamox growing at double-digit rates for the third quarter and  first nine months of 2004;

-	the favorable impact of the weakening of the U.S. dollar against major foreign currencies; and

-	the inclusion of Pharmacia products, which are reflected in both product categories, in the first nine months of 2004.

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 50% in the third quarter of 2004 and 18% in the first nine months of 2004 as compared with the prior year periods, while revenues increased 4% in the third quarter of 2004 and 22% in the first nine months of 2004.

The change in cost of sales was primarily driven by the impact of purchase accounting on the 2003 income statement. Consistent with purchase accounting, Pharmacia's assets, including inventory, were recorded on the Pfizer balance sheet at fair value in 2003. As the inventory was sold, subsequent to the acquisition date, the income statement reflected the fair market value step-up of the inventory which totaled $1,278 million for the third quarter and $1,670 million for the first nine months of 2003. Sales of this inventory were completed by the end of 2003.

Cost of sales in the third quarter of 2004, relative to the same period in 2003, was also impacted by favorable product mix, the favorable impact of foreign exchange and increased merger-related synergies.

Cost of sales in the first nine months of 2004 (which includes legacy Pharmacia's product portfolio for the entire period) relative to the same period in 2003 was also impacted by increased merger-related synergies, the revaluation of inventory to current standards, and the unfavorable effects from foreign exchange offset by higher product costs attributable to legacy Pharmacia products.

After accounting for these factors, the growth in cost of sales was comparable to the growth in sales in both the third quarter and first nine months of 2004.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses (SI&A) increased 1% in the third quarter of 2004 and 17% in the first nine months of 2004, as compared with the prior year periods, mainly due to the inclusion of Pharmacia SI&A-related activities and enhanced product support, partially offset by cost synergies from Pharmacia-related restructuring activities. Marketing expenses of our pharmaceutical products increased 8% in the third quarter of 2004 and 23% in the first nine months of 2004 (each compared to the prior year period) and included costs for supporting new product introductions and increased promotion due to new product competition largely offset by the realization of merger synergies.

Research and Development Expenses

Research and development (R&D) expenses increased 1% in the third quarter of 2004 and 5% in the first nine months of 2004, as compared with the prior year periods. Year-over-year growth for the first nine months R&D spending was attributable to the inclusion of Pharmacia-related activities and increased support of our early and advanced-stage development portfolios partially offset by cost synergies from Pharmacia related restructuring activities.

R&D expense also includes copromotion charges and payments for intellectual property rights of $89 million in the third quarter and $102 million in the first nine months of 2004 and $0 in the third quarter and $280 million in the first nine months of 2003.

Product Developments

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. We have a broad and deep pipeline of medicines in development. Eight new products (Inspra, Caduet, Lyrica (pregabalin), Exubera, Daxas, Macugen, lasofoxifene and indiplon) were recently approved or are undergoing regulatory review in the U.S. and/or European Union (E.U.). In addition, in May 2004, we launched both Spiriva, which is being copromoted by Pfizer and the product's discoverer Boehringer Ingelheim, and Caduet in the U.S. We have launched, or intend to launch, these products in new markets once regulatory approvals are received. However, there are no assurances as to when, or if, we will receive regulatory approval for these or any of our other new products.

Certain significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Geodon	Acute mania in bipolar disorder, including manic and mixed episodes	August 2004

Lipitor	Prevention of cardiovascular disease by reducing heart attack risk in people with normal to mildly elevated cholesterol levels	August 2004

Zyvox	Use in multi-drug resistant Streptococcus pneumonia infections in patients with community-acquired or nosocomial pneumonia	June 2004

Camptosar IV	Use in children	June 2004

Zyrtec	Chewable tablets for treatment of seasonal and perennial allergic rhinitis and chronic idiopathic urticaria in children aged two years and older	March 2004

Viracept	Use in children with HIV	March 2004

Caduet	Single product that combines cholesterol-lowering and anti-hypertensive medications in Lipitor and Norvasc	January 2004

Diflucan	Use in children to treat fungal infections	January 2004

Spiriva	Chronic obstructive pulmonary disease	January 2004

Zithromax	Acute bacterial sinusitis	January 2004

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

indiplon	GABA-A agonist, immediate release formulation for the treatment of primary insomnia	October 2004

Zithromax	Sustained release formulation for the treatment of adult respiratory tract infections	August 2004

Norvasc	Reduction of cardiovascular risk, including risk of coronary heart disease, myocardial infarction, cardiovascular procedures and strokes	August 2004

lasofoxifene	Selective estrogen modulator for the prevention of post-menopausal osteoporosis	August 2004

Macugen	VEGF inhibitor for macular degeneration	June 2004

Vfend	Treatment for invasive candidiasis and candidemia	March 2004

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy	March 2004

Depo-Provera	Subcutaneous formulations to treat endometriosis	December 2003
	Subcutaneous formulation for contraception	June 2003

Lyrica (pregabalin)	Neuropathic pain, postherpetic neuralgia and add-on epilepsy	October 2003

In September 2004, we received approvable letters from the FDA for Lyrica (pregabalin) for the treatment of neuropathic pain associated with diabetic peripheral neuropathy and postherpetic neuralgia, and as adjunctive therapy in the treatment of partial seizures in adults, and a "not-approvable" letter from the FDA for the treatment of generalized anxiety disorder. We continue to work with the FDA to resolve open issues on all indications and labeling.

In August 2004, we received a "not-approvable" letter from the FDA for Bextra for the treatment of migraine.

Other Regulatory Approvals and Filings:

Product/Compound in Development	Description of Event	Date Approved	Date Submitted

Macugen	Application submitted in the E.U.	--	September 2004

Inspra	Received approval in the E.U. for treatment of post-MI heart failure	August 2004	--

Genotropin	Treatment of short stature and growth problems in Japan	--	July 2004

Lyrica (pregabalin)	Received marketing approval in the E.U.	July 2004	--

Geodon	Oral suspension dosage form approved in 10 E.U. states	June 2004	--

Zithromax	Received approval in Japan for treatment of sexually transmitted disease	May 2004	--

Neurontin	Application submitted in Japan for epilepsy	--	April 2004

Vfend	Approval of a powder for oral suspension (POS) formulation was granted in the E.U.	February 2004	--

Exubera	Application submitted in the E.U.	--	February 2004

Daxas (roflumilast)	Application submitted in the E.U.	--	February 2004

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

sildenfil (Viagra)	Pulmonary arterial hypertension in both children and adults

Celebrex	Sporadic adenomatous polyposis--a precancerous condition caused by growths in the intestines
Bladder cancer
Barrett's esophagus--a precancerous condition caused by repeated damage from stomach acid regurgitation
Actinic keratosis--a precancerous skin growth caused by overexposure to sunlight
Cardiovascular benefits in osteoarthritis patients at high cardiovascular risk
Chronic lower back pain

Bextra	Acute pain

Zithromax	Cystic fibrosis

Vfend	Candidemia in non-neuropenic patients
Fungal infections in immuno-compromised patients

Camptosar IV	Adjuvant colorectal cancer
Gastric cancer

Xalatan (new formulation)	Ocular hypertension

Certain drug candidates continue to advance in late-stage development or regulatory review, including:

-	indiplon, in development with Neurocrine Biosciences, Inc., for treatment of insomnia, with an immediate-release formulation now under regulatory review in the U.S.;

-	parecoxib, the injectable prodrug of valdecoxib, for treatment of acute pain;

-	Daxas, in co-development with Altana Pharma for chronic obstructive pulmonary disease and asthma, now under regulatory review in the E.U.;

-

Exubera, an inhalable form of insulin for type 1 and type 2 diabetes under co-development, co-manufacture, and co-marketing with Sanofi-Aventis, with the participation of Nektar Therapeutics, now under regulatory review in the E.U.;

-	Sutent, or SU-11248, an angiogenesis inhibitor for treatment of gastrointestinal stromal tumors, renal carcinoma, and other cancers;

-	edotecarin for colorectal cancer and glioma (brain tumor);

-	capravirine, a non-nucleotide reverse transcriptase inhibitor for treatment of HIV;

-	varenicline, a mechanistically novel treatment for smoking cessation;

-	torcetrapib/Lipitor, the next-generation treatment for heart disease;

-	asenapine for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; and

-	Zithromax-chloroquine for treatment of malaria

In July 2004, we ceased the clinical development of sumanirole, a compound under investigation for the treatment of Parkinson's disease.

Additional product-related programs are in various stages of discovery and development.

MERGER-RELATED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES

We recorded a charge of $955 million in the first nine months of 2004 based on our estimate of the portion of the purchase price allocated to in-process research and development, which included $920 million for Esperion and $35 million for two animal health businesses.

In the first nine months of 2003, we recorded a charge of $5,043 million for the preliminary estimate of the portion of the Pharmacia purchase price allocated to in-process research and development (reflects a credit of $87 million in the third quarter of 2003). The preliminary estimate was subsequently revised to $5,052 million for the year ended December 31, 2003.

A project-by-project valuation was performed by third party valuation specialists to determine the fair value of research and development projects that were in-process, but not yet completed.

MERGER-RELATED COSTS

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia which was completed on April 16, 2003:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Integration costs:
Pharmacia	$106	$251	$348	$552
Other	7	2	19	23
Restructuring costs:
Pharmacia	77	54	354	106
Other	--	(4)	5	(1)
Total merger-related costs - expensed	$190	$303	$726	$680
Total merger-related costs - capitalized	$--	$552	$599	$1,319

Integration costs represent external, incremental costs directly related to an acquisition including expenditures for consulting and systems integration when incurred.

Restructuring costs represent costs associated with asset write-offs, exit activities, employee termination costs and certain relocation costs.

Cost synergies resulting from the acquisition of Pharmacia totaled more than $2.7 billion in the first nine months of 2004 and are expected to be about $3.5 billion in full-year 2004 and about $4 billion in full year 2005. Synergies stem from a broad range of sources, including a streamlined organization, reduced operating expenses and procurement savings.

In connection with the acquisition of Pharmacia, Pfizer management approved plans throughout 2003 and during the first nine months of 2004 to restructure the operations of both legacy Pfizer and legacy Pharmacia to eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through at least 2005 and is expected to include severance, costs of vacating duplicative facilities, contract termination and other exit costs. Total merger-related expenditures (income statement and balance sheet) incurred during 2003-2005 to achieve these synergies are expected to be about $6.0 billion, on a pre-tax basis.

Restructuring Costs Associated with Legacy Pfizer and Legacy Pharmacia - Expensed

During the first nine months of 2004, we recorded $354 million of restructuring costs associated with exiting certain activities of legacy Pfizer and legacy Pharmacia (from April 16, 2004), including severance, costs of vacating duplicative facilities, contract termination and other exit costs. Through September 26, 2004, we have recorded, in total, $531 million of restructuring costs and at September 26, 2004, liabilities for restructuring costs incurred but not paid totaled $110 million and are included in Other current liabilities.

The majority of the restructuring costs are related to employee terminations. Through September 26, 2004, employee termination costs totaling $342 million ($201 million recorded in the first nine months of 2004) represent the approved reduction of the legacy Pfizer and legacy Pharmacia (from April 16, 2004) work force by 3,023 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 2,413 employees were terminated as of September 26, 2004.

Restructuring Costs Associated with Legacy Pharmacia - Capitalized

During the first nine months of 2004 (through April 15, 2004), we recorded $599 million of restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs were recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring costs incurred in the first year after the acquisition are considered part of the purchase price of Pharmacia and have been recorded as an increase to goodwill. Through September 26, 2004, we have recorded $2,177 million of restructuring costs and at September 26, 2004 (which includes an approximate $500 million downward revision related to estimated exit costs through the third quarter of 2004), liabilities for restructuring costs incurred but not paid totaled $232 million and are included in Other current liabilities. Future restructuring costs associated with legacy Pharmacia will be charged to the results of operations.

The majority of the restructuring costs are related to employee terminations. Through September 26, 2004, employee termination costs totaling $1,542 million ($253 million recorded in the first nine months of 2004) represent the approved reduction of the legacy Pharmacia work force by 12,859 employees mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 11,994 employees were terminated as of September 26, 2004. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

At September 26, 2004, goodwill totaled $23.4 billion (19% of our total assets) and intangible assets, net of accumulated amortization, totaled $33.3 billion (27% of our total assets). Intangible assets comprise $27.4 billion of assets with finite lives and $5.9 billion of assets with indefinite lives. Finite-lived intangible assets include $26.9 billion of developed technology rights and indefinite-lived intangible assets include $5.3 billion of brands.

Developed technology rights represent the value associated with developed technology to which Pfizer has rights. These rights can include the right to develop, use, market, sell and/or offer for sale the products, compounds and intellectual property that we acquired with respect to products, compounds and/or processes that have been completed. The significant components of developed technology rights include Celebrex, Detrol, Xalatan, Genotropin, Zyvox, Camptosar and Bextra.

Brands represent tradenames, as the products themselves no longer receive patent protection. Significant components of brands include Depo-Provera contraceptive, Xanax, Medrol and tobacco-dependence products.

The value of these intangibles is determined primarily using the "income approach" which starts with a forecast of all the expected future net cash flows (that is, the expected future revenues less the related expected future expenses) as of the date of the acquisition. Accordingly, the potential for impairment for these intangible assets may exist if actual revenues are significantly less than those initially forecasted or actual expenses are significantly more than those initially forecasted. The determination of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments made in determining an estimate of fair value can materially impact net income. As such, for significant items, we often obtain assistance from third party valuation specialists. The valuations are based on information available as of the impairment review date and are based on expectations and assumptions that have been deemed reasonable by management. However, the estimation process is inherently uncertain and unpredictable and our assumptions may prove to be incomplete or inaccurate and unanticipated events and circumstances may occur. If our estimates are not representative of future performance, our results could be materially affected.

Some of the more significant estimates and assumptions inherent in the estimation process include: the timing and amount of projected future cash flows; the discount rate selected to measure the risks inherent in the future cash flows; and the assessment of the asset's life cycle and the competitive trends impacting the asset, including consideration of any technical, legal, regulatory, or economic barriers to entry as well as expected changes in standard of practice for indications addressed by the asset.

We review all of our intangible assets, including goodwill, for impairment at least annually and whenever impairment indicators are present. Examples of those events or circumstances that may be indicative of impairment include:

-

A significant adverse change in legal factors or in the business climate that could affect the value of the intangible asset. For example, a successful challenge of our patent rights resulting in earlier than expected competition from generic pharmaceutical manufacturers.

-

A significant adverse change in the extent or manner in which an intangible asset is used. For example, restrictions imposed by the FDA or other regulatory authorities that affect our ability to manufacture or sell our products.

-

A projection or forecast that demonstrates a significant change in expected loss. For example, the entry of new competitive products that treat similar diseases or indications or changes in government reimbursement programs that result in an inability to sustain projected product revenues and profitability.

Our impairment review process is as follows:

-

For finite-lived intangible assets, such as developed technology rights, whenever impairment indicators are present, we will perform an in-depth review for impairment. We will calculate the undiscounted value of the projected cash flows associated with the asset and compare this estimated amount to the carrying amount of the asset. If the carrying amount is found to be greater, we will record an impairment loss for the excess of book value over the asset's fair value. Fair value is generally calculated by applying an appropriate discount rate to the undiscounted cash flow projections to arrive at net present value. In addition, in all cases of an impairment review, we will re-evaluate the remaining useful life of the asset and modify it, as appropriate.

-

For indefinite-lived intangible assets, such as brands, each year and whenever impairment indicators are present, we will calculate the fair value of the asset and record an impairment loss for the excess of book value over fair value, if any. Fair value is generally measured as the net present value of projected cash flows. In addition, in all cases of an impairment review, we will re-evaluate the remaining useful life of the asset and determine whether continuing to characterize the asset as having an indefinite life is appropriate.

-

For goodwill, each year and whenever impairment indicators are present, we will calculate the implied fair value of goodwill by reporting unit and record an impairment loss for the excess of book value over implied fair value, if any.

OTHER (INCOME)/DEDUCTIONS-NET

In September 2004, Pfizer Inc. and its wholly owned subsidiary, Quigley Company, Inc. ("Quigley"), (together, the "companies") announced that they have taken steps which, subject to court approval and approval by claimants, will resolve all pending and future claims against the companies in which claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust. Quigley was acquired by Pfizer in 1968 and sold small amounts of products containing asbestos, silica or mixed dust until the early 1970s. We recorded a charge of $369 million before-tax ($229 million after-tax) in the third quarter of 2004 in connection with these matters. (Further discussion is included in Part II, Other Information; Item 1 Legal Proceedings - Product Liability Matters.)

TAXES ON INCOME

The estimated effective tax rate (ETR) used in calculating full-year 2004 income from continuing operations before cumulative effect of change in accounting principles is 19.0%. The projected full-year 2004 ETR is lower than the 49.7% related to our 2003 income from continuing operations before cumulative effect of change in accounting principles primarily due to the decreased merger-related in-process research and development charges, which are not deductible.

The American Jobs Creation Act of 2004 was enacted in October 2004. The bill has several items of potential significance to Pfizer, including a one-time opportunity to repatriate earnings from outside the U.S. at a 5.25% tax rate. In addition, the Research and Experimentation Credit was retroactively reinstated through 2005 as part of the Working Families Tax Relief Act of 2004. The Company will be able to avail itself of the credit for full-year 2004, rather than for the six months mandated prior to the bill's enactment. The Company is evaluating the impact of the two bills and the related effects, if any, on our fourth-quarter and full-year effective tax rates.

DISCONTINUED OPERATIONS

We evaluate our businesses and product lines on an ongoing basis for strategic fit within our operations. As a result of our evaluation, in the first nine months of 2004, we either sold or decided to sell the following businesses and product lines:

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

-

In March 2004, we decided to sell our surgical ophthalmic business and in April 2004, we agreed to sell this business for $450 million in cash. The sale was completed on June 26, 2004. The surgical ophthalmic business was included in our Pharmaceutical segment and became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $102 million in revenues from this business in 2003.

-

In March 2004, we decided to sell certain non-core consumer product lines marketed primarily in Europe by our Consumer Healthcare segment and in May 2004, we agreed to sell these products for 135 million euro (approximately $163 million) in cash. The sale was completed on June 28, 2004 and we recognized a $65 million gain. The majority of these products were small brands sold in single markets only and included certain products that became a part of Pfizer in April 2003 in connection with our acquisition of Pharmacia. We recorded $103 million in revenues from these products in 2003.

-

In March 2004, we decided to sell certain European generic pharmaceutical businesses. The European generic businesses were included in our Pharmaceutical segment and became a part of Pfizer in April 2003, in connection with our acquisition of Pharmacia. We recorded $94 million in revenues from these businesses in 2003.

We have included the results of operations of these businesses and product lines in discontinued operations for the three-month and nine-month periods ended September 26, 2004. Due to the timing of our acquisition of Pharmacia in April 2003, the results of operations relating to these businesses and product lines for the three-month and nine-month periods ended September 28, 2003 were included in our consolidated results of operations from April 16, 2003, the acquisition date, except for those relating to certain legacy Pfizer non-core consumer healthcare products which have been included in discontinued operations for all periods presented.

The significant assets and liabilities relating to these businesses and product lines include intangible assets; goodwill; property, plant and equipment; inventory; accounts receivable; accrued liabilities and deferred taxes.

In 2003, we sold the following businesses and product lines:

-

In March 2003, we sold the Adams confectionery products business, formerly part of our Consumer Healthcare segment, for $4.2 billion in cash. We recognized a gain on the sale of this business of $3,091 million ($1,824 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

-

In March 2003, we sold the Schick-Wilkinson Sword shaving products business, formerly part of our Consumer Healthcare segment, for $930 million in cash. We recognized a gain on the sale of this business of $462 million ($262 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

-

In March 2003, we sold the oral contraceptives Estrostep and Loestrin, formerly part of our Pharmaceutical segment, for $197 million in cash with a right to receive up to $47.3 million contingent on Estrostep retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of these two products of $193 million ($116 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

-

In April 2003, we completed the sale of the hormone replacement therapy femhrt, formerly part of our Pharmaceutical segment, for $160 million in cash with a right to receive up to $63.8 million contingent on femhrt retaining market exclusivity until the expiration of its patent. We recognized a gain on the sale of this product of $139 million ($83 million net of tax) in the consolidated statement of operations for the first nine months of 2003.

These businesses and product lines are reported as discontinued operations in the three-month and nine-month periods ended September 28, 2003.

The following have been segregated from continuing operations and reported as discontinued operations:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Revenues	$52	$154	$356	$1,031

Pre-tax income/(loss)	$(3)	$(3)	$42	$59
Provision/(benefit) for taxes on income	--	(1)	15	23
Income/(loss) from operations of discontinued businesses and product lines-net of tax	(3)	(2)	27	36
Pre-tax gains on sales of discontinued businesses and product lines	65	--	68	3,885
Provision for taxes on gains	19	--	20	1,600
Gains on sales of discontinued businesses and product lines-net of tax	46	--	48	2,285
Discontinued operations-net of tax	$43	$(2)	$75	$2,321

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted Income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. The company reports Adjusted Income in order to portray the results of our major operations--the discovery, development, manufacture, marketing, and sale of prescription medicines for humans and animals, as well as our over-the-counter products, prior to considering certain income statement elements. We have defined Adjusted Income as net income before discontinued operations, the cumulative effect of changes in accounting principles, significant impacts of purchase accounting for acquisitions, merger-related costs and certain significant items. The Adjusted Income measure is not and should not be viewed as a substitute for U.S. GAAP Net Income.

The Adjusted Income measure is an important internal measurement for Pfizer. We measure performance on this basis--for the overall company as well as for our reportable business segments:

-	Senior management receives a monthly analysis of the operating results of our businesses that is prepared on an Adjusted Income basis;

-	The annual budgets of our businesses are prepared on an Adjusted Income basis; and

-

Annual and long-term compensation, including annual cash bonuses, merit-based salary adjustments, and stock options, for various levels of management is based on financial measures that include Adjusted Income. These financial measures currently represent a significant portion of target objectives that are utilized to determine both annual and long-term compensation for various levels of management, although the actual weighting of the objective may vary by level of management.

Despite the importance of this measure to management in goal setting and performance measurement, we stress that Adjusted Income is a non-GAAP financial measure that has no standardized meaning prescribed by U.S. GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted Income (unlike U.S. GAAP Net Income) may not be comparable with the calculation of similar measures for other companies. Adjusted Income is presented solely to permit investors to more fully understand how management assesses the performance of our company.

We also recognize that, as an internal measure of performance, the Adjusted Income measure has limitations and, therefore, we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted Income measure is that it provides a view of operations without including all events during a period such as the effects of an acquisition, merger-related charges or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of performance in the company. For example, our Research and Development organization has productivity targets upon which its effectiveness is measured. In addition, for senior levels of management, a portion of their long-term compensation is based on U.S. GAAP net income.

Purchase Accounting Adjustments

Adjusted Income is calculated prior to considering significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia and Esperion. These impacts can include charges for purchased in-process research and development, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted Income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase accounting adjustments associated with a business combination, such as the amortization of intangibles, can occur for up to 40 years (with a weighted average useful life of approximately 11 years) but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe that this presentation provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets and acquired intangible assets.

However, a completely accurate comparison of internally developed intangible assets and acquired intangible assets cannot be achieved through Adjusted Income. This component of Adjusted Income is derived solely with the impacts of the items listed in the first paragraph of this section. We have not factored in the impacts of any other differences in experience that might have occurred if Pfizer had discovered and developed those intangible assets on its own and this approach does not intend to be representative of the results that would have occurred in those circumstances. For example, our research and development costs in total, and in the periods presented, may have been different; our speed to commercialization and resulting sales may have been different; or our costs to manufacture may have been different. In addition, our marketing efforts may have been received differently by our customers. As such, in total, there can be no assurance that our Adjusted Income amounts would have been the same as presented had Pfizer discovered and developed the acquired intangible assets.

Merger-Related Costs

Adjusted Income is calculated prior to considering integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision.  For additional clarity, only restructuring and integration activities that are associated with a purchase business combination are included in merger-related costs.

We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in a business combination result primarily from the need to eliminate duplicate assets, activities or employees--a natural result of acquiring a fully integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in other, more normal business contexts.

The integration and restructuring costs associated with a business combination may occur over several years with the most significant impacts ending within three years of the transaction.  The need for certain external approvals for some actions and the span of time needed to achieve certain restructuring and integration activities can be lengthy.   For example, due to the highly regulated nature of the pharmaceutical business, the closure of excess facilities can take several years as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA. In other situations, we may be required by local laws to obtain approvals prior to terminating certain employees.  This approval process can delay the termination action.

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

Certain Significant Items

Adjusted Income is calculated prior to considering certain significant items.  Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell.  While not all inclusive, examples of  items which could be included as certain significant items would be a major non-acquisition related restructuring charge, if non-recurring in nature; costs associated with a significant recall of one of our products; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; or possible charges related to legal matters, such as those discussed in Legal Proceedings in our 2003 Form 10-K and in Part II: Other Information; Legal Proceedings included in our 2004 Form 10-Q filings (for example, our $369 million charge related to asbestos-related matters incurred in the third quarter of 2004).  Normal, ongoing defense costs of the company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

Reclassification

In 2004, in response to a change in Pfizer's business strategy, we revised our basis for Adjusted Income such that we no longer consider certain items in Adjusted Income. For example, copromotion charges and payments for intellectual-property rights for unapproved products being developed by third parties and the operational contribution of divestitures are no longer presented in an alternative manner from U.S. GAAP. We have revised our previous 2003 basis for Adjusted Income to conform to the 2004 presentation.

A reconciliation between net income, as reported under GAAP, and Adjusted Income follows:

	Third Quarter			First Nine Months
(millions of dollars)	2004	2003	% Incr./ (Decr.)	2004	2003	% Incr./ (Decr.)

Reported net income	$3,341	$2,235	50	$8,536	$3,308	158
Discontinued operations-net of tax	(43)	2	*	(75)	(2,321)	(97)
Cumulative effect of change in accounting principles-net of tax	--	--	--	--	30	*
Purchase accounting adjustments-net of tax	521	1,253	(58)	2,558	7,093	(64)
Merger-related costs-net of tax	112	186	(40)	463	420	10
Certain significant items-net of tax	229	--	--	269	--	--
Adjusted Income	$4,160	$3,676	13	$11,751	$8,530	38

*Calculation not meaningful.

Adjusted income as shown above excludes the following items:

	Third Quarter		First Nine Months
(millions of dollars)	2004	2003	2004	2003

Discontinued operations, pre-tax:
Loss/(income) from operations of discontinued businesses and product lines(a)	$3	$3	$(42)	$(59)
Gains on sales of discontinued businesses and product lines(a)	(65)	--	(68)	(3,885)
Total discontinued operations pre-tax	(62)	3	(110)	(3,944)
Income taxes	19	(1)	35	1,623
Total discontinued operations-net of tax	(43)	2	(75)	(2,321)
Cumulative effect of change in accounting principles-net of tax	--	--	--	30
Purchase accounting adjustments, pre-tax:
In-process research and development(b)	--	(87)	955	5,043
Intangible amortization and other(c)	827	691	2,450	1,275
Sale of acquired inventory written up to fair value(d)	--	1,278	--	1,670
Total purchase accounting adjustments, pre-tax	827	1,882	3,405	7,988
Income taxes	(306)	(629)	(847)	(895)
Total purchase accounting adjustments-net of tax	521	1,253	2,558	7,093
Merger-related costs, pre-tax:
Integration costs--Pharmacia(e)	106	251	348	552
Integration costs--Other(e)	7	2	19	23
Restructuring charges--Pharmacia(e)	77	54	354	106
Restructuring charges--Other(e)	--	(4)	5	(1)
Total merger-related costs, pre-tax	190	303	726	680
Income taxes	(78)	(117)	(263)	(260)
Total merger-related costs-net of tax	112	186	463	420
Certain significant items, pre-tax
Litigation charge(f)	369	--	369	--
Operating results of divested legacy Pharmacia research facility(g)	--	--	64	--
Total certain significant items, pre-tax	369	--	433	--
Income taxes	(140)	--	(164)	--
Total certain significant items,-net of tax	229	--	269	--
Total discontinued operations, cumulative effect of change in accounting principle, purchase accounting adjustments, merger-related costs and certain significant items-net of tax	$819	$1,441	$3,215	$5,222

(a)	Included in Discontinued operations-net of tax
(b)	Included in Merger-related in-process research and development charges
(c)	Included primarily in Amortization of intangible assets
(d)	Included in Cost of sales
(e)	Included in Merger-related costs
(f)	Included in Other (income)/deductions-net
(g)	Included in Research and development expenses

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our net financial asset position was as follows:

(millions of dollars)	Sept. 26, 2004	Dec. 31, 2003

Financial assets:
Cash and cash equivalents	$1,864	$1,520
Short-term investments	16,814	10,432
Short-term loans	597	391
Long-term investments and loans	4,216	6,142
Total financial assets	$23,491	$18,485
Debt:
Short-term borrowings	$10,858	$8,818
Long-term debt	7,956	5,755
Total debt	$18,814	$14,573
Net financial assets	$4,677	$3,912

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings.

Our short-term borrowings are rated P1 by Moody's Investors Service (Moody's) and A-1+ by Standard & Poor's (S&P). Also, our long-term debt has been rated Aaa by Moody's and AAA by S&P for more than 18 years. Moody's and S&P are the major corporate debt-rating organizations. Our superior credit ratings are primarily based on our diversified product portfolio, our strong operating cash flows and our substantial financial assets. Our access to short-term financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

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

At September 26, 2004, we had the ability to borrow approximately $3.0 billion by issuing debt securities under our $5 billion debt shelf registration statement filed with the SEC in November 2002.

In September 2004, we issued $1.0 billion of senior unsecured floating-rate notes at LIBOR, less a nominal amount, with an initial maturity of 13 months. The debt holders have the option to extend the term of the notes by one month, each month, during the five-year maximum term of the notes. In addition, the adjustment to LIBOR increases each September by a nominal amount. The notes are callable by us at par plus accrued interest to date every six months, with thirty days' notice.

We have issued the following debt under our debt shelf registration statement, which was used for current general corporate purposes, including the refinancing of existing debt:

In February 2004:

-	$750 million senior unsecured notes, due February 2014, which pay interest semi-annually, beginning on August 15, 2004, at a rate of 4.5%; and

-	$700 million senior unsecured notes, due March 2007, which pay interest semi-annually, beginning on September 15, 2004, at a rate of 2.5%.

In November 2004:

-	$1.0 billion senior unsecured floating rate notes, due November 2005, which pay interest quarterly, beginning on February 4, 2005, at LIBOR, less a nominal amount.

Selected measures of liquidity and capital resources:

	Sept. 26, 2004	Dec. 31, 2003

Cash and cash equivalents and short-term investments and loans (millions of dollars)	$19,275	$12,343

Working capital (millions of dollars)*	$13,818	$6,768

Current ratio**	1.55:1	1.28:1

Shareholders' equity per common share***	$9.13	$8.63

*	Working capital includes assets and liabilities of discontinued businesses and product lines held for sale at September 26, 2004 and December 31, 2003.

**	Current ratio is the proportion of current assets to current liabilities.

***	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital from December 31, 2003 to September 26, 2004 primarily reflects:

-	cash from current period operations

-	cash proceeds from long-term debt issuances -- $2,450 million

-	cash proceeds from the exercise of stock options -- $893 million

-	net cash proceeds from sale of long-term investments -- $300 million

-

an increase in accounts receivable of $580 million which reflects, among other things, the impact of three additional days occurring in the fourth quarter of 2003 compared to the third quarter of 2004. This normal recurring pattern can occur as a result of our monthly accounting calendar and therefore does not impact revenue growth comparisons

-	an increase in inventory of $596 million due to increased production in anticipation of expected product launches, increased production costs and the impact of foreign exchange partially offset by:

-	purchases of our common stock -- $4,787 million

-	cash dividends on common and preferred stock -- $3,821 million

-	purchases of property, plant and equipment -- $1,526 million

-	net cash paid to acquire Esperion and two animal health businesses -- $1,443 million

Net Cash Provided by Operating Activities

During the first nine months of 2004, net cash provided by continuing operating activities was $10,350 million, as compared to $7,329 million in the 2003 period. The increase in net cash provided by operating activities was primarily due to current period income from operations, net of non-cash items, which reflects the increased revenues attributable to Pharmacia products for the first nine months of 2004 compared to recording sales of Pharmacia products from the April 16, 2003 acquisition date and includes a $369 million accrual for a charge relating to certain asbestos-related litigation matters. This was partially offset by increases in accounts receivable which, in the comparable period in 2003, was lower due to no longer having receivables from copromotion agreements with Pharmacia post-merger and the harmonization of Pharmacia's trade-inventory practices (see REVENUES for further information) and inventory. A further offset relates to payments, in 2004, of $1,123 million for litigation settlements relating to Rezulin and Neurontin that were accrued in 2003.

In the cash flow statement, Other includes adjustments for non-cash items such as valuation adjustments.

Net Cash (Used in)/Provided by Investing Activities

During the first nine months of 2004, net cash used in investing activities was $6,733 million, compared to net cash provided by investing activities of $3,939 million in the 2003 period. The increase in net cash used in investing activities in 2004 was primarily attributable to:

-	an increase in net purchases of short-term and long-term investments (an increased use of $3,327 million)

-

net cash paid of $1,443 million relating to the acquisition of Esperion and two animal health businesses compared to cash and cash equivalents acquired in the Pharmacia acquisition of $1,789 million (an increased use of $3,232 million)

-	a decrease in the proceeds from the sales of businesses and product lines (an increased use of $4,408 million)

partially offset by:

-	a decrease in purchases of property, plant and equipment (a decreased use of $336 million)

Net Cash Used in Financing Activities

During the first nine months of 2004, net cash used in financing activities was $3,280 million, as compared to $11,524 million in the 2003 period. The decrease in net cash used in financing activities in 2004 was primarily attributable to:

-	a decrease in common share purchases of $5,086 million as compared to the first nine months of 2003 under our share-purchase programs

-

an increase in net borrowings of $3,721 million due primarily to an increase in net short-term borrowings of $1,322 million and the issuance, in February 2004, of $1,450 million in senior unsecured notes under our existing debt shelf registration and, in September 2004, an additional $1,000 million in senior unsecured floating rate notes partially offset by:

-

an increase in cash dividends paid of $545 million as compared to the first nine months of 2003 due to an increase in the dividend as well as a larger number of shares outstanding during the first nine months of 2004 resulting from the acquisition of Pharmacia in April 2003

In December 2003, we announced a $5 billion share-purchase program, which we completed in October 2004 and was funded from operating cash flows. During the first nine months of 2004, we purchased 139 million shares of common stock at a total cost of $4.8 billion under this program.

In October 2004, we announced a new $5 billion share-purchase program, which is expected to be completed by the end of 2005 and will be funded from operating cash flows.

Off-Balance-Sheet Arrangements

Legacy Pharmacia guaranteed certain transactions in which Monsanto, its former agricultural subsidiary, is involved. These guarantees continued after Pfizer's acquisition of Pharmacia and at September 26, 2004 included approximately $224 million of bank notes with maturities during the fourth quarter of 2004 and $5 million of environmental guarantees, which are required until Monsanto can obtain certain approvals.

Certain of our copromotion agreements include additional provisions that give our alliance partners the right to negotiate for, or in some cases to obtain, under certain financial conditions, copromotion rights in specified countries with respect to certain of the Company's products.

OUTLOOK

Pfizer continues to demonstrate resilience in the face of a challenging business environment. We expect to achieve 2004 Adjusted Income of $16.1- $16.3 billion, adjusted diluted EPS of $2.12-$2.14, GAAP net income of $12.0 - $12.2 billion and GAAP diluted EPS of $1.58 to $1.60. The achievement of these targets is subject to the cautionary factors that may affect future results. The differences between targeted GAAP net income and Adjusted Income and between targeted GAAP diluted EPS and adjusted diluted EPS are attributable to projected incremental purchase-accounting-related intangible amortization of $2.2 billion, or $.29 per share; merger-related costs of $0.7 billion, or $.09 per share; in-process research and development expenses of $1.0 billion, or $.13 per share; and certain significant items of $0.3 billion, or $.04 per share, which include a charge relating to the resolution, subject to court approval and approval by claimants, of certain asbestos-related litigation matters; offset by income from discontinued operations of $0.1 billion, or $.01 per share. Our estimates for GAAP net income for 2004 exclude the income and expense related to pending, prospective or unanticipated transactions and events. We plan to spend about $7.5 billion on R&D during 2004.

While it is too early in our annual planning process to project Pfizer's 2005 financial performance, a number of directional factors are known or emerging that are expected to impact revenue and income growth in 2005. The Company expects a substantial impact as a result of certain major products facing generic competition. Expense synergies associated with Pfizer's acquisition of Pharmacia will continue to contribute to growth in 2005, but to a lesser degree than in 2004. Another year-over-year impact pertains to foreign exchange; if current rates remain unchanged, foreign exchange will have no material impact on 2005 revenue growth.

Several factors are expected to offset these pressures on revenues and income. The upcoming year is expected to bring continued growth of major in-line products. Subject to regulatory approvals and other factors, the Company expects to realize the initial benefits of the introduction of several new products with substantial commercial potential. And the Company's operating expense flexibility and capacity to achieve additional cost efficiencies will further improve prospects for income growth.

While Pfizer's revenue and income growth will likely be tempered in the near term due to patent expirations and other factors, the Company will continue to make the investments necessary to sustain strong longer-term growth, the prospects for which remain excellent. We will provide investors a more comprehensive overview of 2005 early next year.

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

-	the speed with which regulatory authorizations, pricing approval and product launches may be achieved

-	competitive developments affecting our current growth products

-	the ability to successfully market both new and existing products domestically and internationally

-	difficulties or delays in manufacturing

-	trade buying patterns

-	the ability to meet generic and branded competition after the loss of patent protection for our products

-	trends toward managed care and health care cost containment

-

possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including Medicaid and Medicare and involuntary approval of prescription medicines for over-the-counter use

-	the potential impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003

-	legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access

-	contingencies related to actual or alleged environmental contamination

-	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2003 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Legal Proceedings and Contingencies

We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, environmental and tax litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. We do not believe any of them will have a material adverse effect on our financial position. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have valid defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

FORM 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 20 to the consolidated financial statements included in our 2003 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2003; and Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended March 28 and June 27, 2004. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Patent Matters

Neurontin (gabapentin)

As previously reported, Warner-Lambert brought patent infringement suits in various federal courts against several generic manufacturers that have filed abbreviated new drug applications with the FDA asserting the invalidity and non-infringement of our gabapentin (Neurontin) low-lactam patent. These suits have been consolidated for pre-trial purposes in the U.S. District Court for the District of New Jersey. The generic manufacturers that are defendants in these suits include, among others, Ivax Corp., Alpharma Inc. and Teva Pharmaceutical Industries Ltd.

The 30-month stay of FDA approval triggered by our infringement suits has expired. The FDA has granted final approval and awarded 180 days of marketing exclusivity (i) to Ivax for its generic gabapentin product, which is not AB-rated (i.e., is not allowed to be directly substituted for Neurontin in most states), and (ii) to Alpharma for its generic gabapentin product, which is AB-rated (i.e., is allowed to be directly substituted for Neurontin). After the U.S. District Court for the District of New Jersey denied our requests for temporary restraining orders against Ivax and Alpharma, respectively, Ivax launched its generic gabapentin product in August 2004 and Alpharma launched its generic gabapentin product on October 8, 2004. At Alpharma's request, the FDA also granted final approval to Teva to market its AB-rated generic gabapentin product, and Teva has launched its product. On October 13, 2004, the U.S. District Court for the District of New Jersey denied our motion for a preliminary injunction against Alpharma.

We intend to aggressively pursue our patent infringement suits against the generic manufacturers. If the court ultimately determines that the generic manufacturers have infringed our patent, we will pursue all available remedies and damages, including damages based on our lost profits.

In response to the launches by Alpharma and Teva and following the denial of our request for a temporary restraining order against Alpharma, Greenstone Ltd., a wholly owned subsidiary of Pfizer, launched a generic version of Neurontin on October 8, 2004. Teva then brought an action against Pfizer, Greenstone and the FDA in the U.S. District Court for the District of Columbia challenging the launch by Greenstone. On October 13, 2004, the court declined to grant preliminary injunctive relief against Greenstone.

Celebrex (celecoxib), Bextra (valdecoxib)

As previously reported, in February 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's grant of summary judgment in our favor in an action by the University of Rochester alleging that our sales of Celebrex and Bextra infringe its patent. In July 2004, the Federal Circuit denied the University's request for a rehearing en banc. In October 2004, we received the University's petition for certiorari requesting that the United States Supreme Court consider an appeal of the action.

Accupril (quinapril)

Although our U.S. basic product patent relating to Accupril expired in 2003, we have a patent on particular formulations containing quinapril until 2007. As previously reported, in our patent infringement action against Teva Pharmaceuticals Industries Ltd., the U.S. District Court for the District of New Jersey held that our formulation patent is valid, infringed and enforceable, and it issued an injunction blocking approval by the FDA of Teva's abbreviated new drug application until the expiration of our patent. Teva has appealed that decision. If Teva were to prevail in its appeal, it could market its generic quinapril product immediately.

If Teva's appeal is not successful, we expect that FDA action, or a waiver by Teva, will result in the loss of Teva's 180-day marketing exclusivity vis-a-vis other generic manufacturers. In either event, we expect that Teva's loss of exclusivity will result in the approval by the FDA of the other generic manufacturers' abbreviated new drug applications, permitting those manufacturers to market their generic quinapril products.

Product Liability Matters

Rezulin

The U.S. Attorney's office for the District of Maryland advised us by letter dated October 13, 2004 that it has closed the previously reported investigation related to Warner-Lambert's sales of Rezulin.

Asbestos

-     Quigley

Quigley Company, Inc. ("Quigley"), a wholly owned subsidiary, was acquired by Pfizer in 1968 and sold small amounts of products containing asbestos until the early 1970s. As announced on September 3, 2004, Pfizer and Quigley have taken steps which, if approved by the courts and claimants, will resolve all pending and future claims against Pfizer and Quigley in which the claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust. We took a charge of $369 million before-tax ($229 million after-tax) to third quarter 2004 earnings in connection with these matters.

Quigley will file a Chapter 11 reorganization plan in the U.S. Bankruptcy Court for the Southern District of New York that must be approved by both the Bankruptcy Court and the U.S. District Court for the Southern District of New York after receipt of the vote of 75 percent of the claimants. In connection with that filing, Pfizer has entered into settlement agreements with lawyers representing more than 80 percent of the individuals with claims related to Quigley products against Quigley and Pfizer that provide for a total of $430 million in payments. The reorganization plan will establish a Trust for the payment of all remaining pending claims as well as any future claims alleging injury from exposure to Quigley products. Pfizer will contribute $405 million to the Trust through a note, as well as approximately $100 million in insurance, and will forgive a $30 million loan to Quigley. If approved by the courts and the claimants, the reorganization plan will result in a permanent injunction directing all future claims alleging personal injury from exposure to Quigley products to the Trust.

-     Other Matters

As of September 30, 2004, approximately 141,400 claims naming American Optical Corporation (which is a former subsidiary of Warner-Lambert) and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to American Optical products containing asbestos and other allegedly hazardous materials. We are actively engaged in defending, and will continue to explore various means to resolve, these claims. As previously reported, Gibsonburg Lime Products Company was acquired by Pfizer in the 1960s and sold small amounts of products containing asbestos until the early 1970s. There is a small number of lawsuits pending against Pfizer in various federal and state courts seeking damages for alleged personal injury from exposure to Gibsonburg Lime products containing asbestos and other allegedly hazardous materials. As previously reported, there is a small number of lawsuits pending in various federal and state courts seeking damages for alleged exposure to asbestos in facilities owned or formerly owned by Pfizer or its subsidiaries.

Hormone-Replacement Therapy

As previously reported, Pfizer Inc., Pharmacia Corporation (a direct, wholly owned subsidiary of Pfizer Inc.), Pharmacia & Upjohn, Inc. (an indirect, wholly owned subsidiary of Pfizer Inc.) and Greenstone Ltd. (an indirect, wholly owned subsidiary of Pfizer Inc.), along with several other pharmaceutical manufacturers, have been named as defendants in a number of  lawsuits in various federal and state courts alleging personal injury resulting from the use of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. In addition to the lawsuits previously reported, various purported statewide class actions have been filed against Pfizer and the three specified subsidiaries.

Commercial Matters

Neurontin

As previously reported, a number of civil suits, including purported class actions, have been filed against us in various federal and state courts alleging claims arising from the promotion and sale of Neurontin. The plaintiffs in the purported class actions seek to represent nationwide and certain statewide classes consisting of persons, including individuals, health insurers, employee benefit plans and other third-party payors, who purchased or reimbursed patients for the purchase of Neurontin that allegedly was used for indications other than those approved by the FDA. On October 26, 2004, many of the suits, including individual actions as well as purported class actions, pending in federal courts were consolidated for pre-trial purposes in a single multi-district litigation assigned to the U.S. District Court for the District of Massachusetts. Purported class actions also have been filed against us in Canada alleging claims arising from the promotion and sale of Neurontin. Separately, we also are defending a number of product liability claims and lawsuits alleging injury from ingesting Neurontin.

Average Wholesale Price Litigation

As previously reported, a number of states and counties have sued Pharmacia, Pfizer and other pharmaceutical manufacturers alleging that they sold certain products at prices lower than the published average wholesale price. In addition, Pharmacia, Pfizer and other pharmaceutical manufacturers are defendants in a number of purported class action suits in various federal and state courts brought by employee benefit plans and self-styled public interest groups that state claims similar to those in the state and county actions. All of these state, county and purported class action suits were transferred to the U.S. District Court for the District of Massachusetts for consolidated pre-trial proceedings. Certain of the state suits and one of the private suits have been remanded to their respective state courts.

Motions to dismiss have been made in each of these state, county and purported class action suits. By decision dated February 24, 2004, the court in the consolidated proceeding in Massachusetts in large part denied defendants' motions to dismiss plaintiffs' amended master consolidated complaint. The dismissal motions, or comparable motions challenging the pleadings, made in the actions brought by the States of Connecticut, Montana and New York and by Suffolk County, New York, and in the action brought by the State of Nevada that is pending in state court, have been partially granted and partially denied. The dismissal motions made in the action brought by the State of Nevada that is pending in federal court, in the action brought by the State of Minnesota and in the private suit that was remanded to state court in Arizona have been denied. Similar motions in the actions brought by the States of Ohio and Pennsylvania have not been decided.

Other Matters

Attorneys General Requests for Documents

We have received a letter from the Office of the Attorney General of the State of New York requesting documents and information concerning clinical trials of certain of our pharmaceutical products for indications other than those approved by the FDA and concerning possible promotion of those products for such indications. We also have received a letter from the Office of the Attorney General of the State of Connecticut requesting similar materials concerning Zoloft.

Internal Investigation Relating to Croatia

The Company has voluntarily provided the Department of Justice and the Securities and Exchange Commission with information regarding an internal investigation that the Company is conducting of certain potentially improper payments made in connection with foreign sales activities in Croatia.

Environmental Matters

As previously reported, in April 2004, we received a letter from the Nebraska Department of Environmental Quality (NDEQ) proposing a civil penalty in the amount of $350,000 to settle certain alleged violations of Nebraska's hazardous waste regulations at our Lincoln, Nebraska manufacturing facility. We submitted our response, and the Nebraska Attorney General's Office offered to reduce the proposed civil penalty to $240,000. We are reviewing the revised proposed civil penalty.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of Pfizer Inc.'s tax returns through 1998 and Warner-Lambert Company through 1998. The IRS is currently conducting audits of Pfizer Inc.'s tax returns for the years 1999 through 2001 and Warner-Lambert Company for the years 1999 through the date of merger (June 19, 2000). With respect to Pharmacia Corporation (formerly known as Monsanto Company), the IRS has completed and closed its income tax return examinations through 1999 and has commenced the audit of the tax returns for the years 2000 through 2002.

We believe that our accruals for tax liabilities are adequate for all open years.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of the Company's Common Stock during the fiscal third quarter of 2004:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased**	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
June 28, 2004 through July 31, 2004	46,766,892	$33.52	46,736,800	$1,121,010,411
August 1, 2004 through August 31, 2004	24,046,993	$31.81	23,996,140	$ 357,778,485
September 1, 2004 through September 26, 2004	5,726,122	$32.21	5,656,796	$ 175,615,003
Total	76,540,007	$32.88	76,389,736

*

On December 15, 2003, the Company announced that the Board of Directors authorized the purchase of up to $5 billion of the Company's Common Stock (the "2003 Stock Purchase Plan"). The Company completed the purchase of shares under the 2003 Stock Purchase Plan in October 2004.

**

In addition to purchases under the 2003 Stock Purchase Plan, this column reflects the following transactions during the fiscal third quarter of 2004: (i) the deemed surrender to the Company of 106,783 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, and (ii) the open-market purchase by the trustee of 43,488 shares of Common stock in connection with the reinvestment of dividends paid on Common Stock held in trust for employees who were granted awards under the Company's current or previous Performance-Contingent Share Award plans and who deferred receipt of such awards. There were no shares of the Company's Common Stock surrendered in the fiscal third quarter to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

On October 28, 2004, the Company announced that the Board of Directors authorized a new program providing for the purchase of up to $5 billion of the Company's Common Stock. Such purchases are expected to be completed by the end of 2005.

Item 6.	Exhibits

	1) Exhibit 10 (1)	-	Form of Stock Option Grant Notice and Summary of Key Terms

	2) Exhibit 10 (2)	-	Form of Restricted Stock Grant Notice

	3) Exhibit 10 (3)	-	Form of Performance-Contingent Share Award Grant Notice

	4) Exhibit 12	-	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

	5) Exhibit 15	-	Accountants' Acknowledgment

	6) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	7) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	8) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	9) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: November 5, 2004	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
RATIO OF EARNINGS TO FIXED CHARGES AND RATIO OF EARNINGS TO FIXED
CHARGES AND PREFERRED STOCK DIVIDENDS

	Nine Months Ended Sept. 26,	Year Ended December 31,
(in millions, except ratios)	2004	2003	2002	2001	2000	1999

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$10,508	$3,246	$11,766	$9,963	$5,471	$6,945
Less:
Minority interests	7	3	6	14	13	5
Adjusted income	10,501	3,243	11,760	9,949	5,458	6,940
Fixed charges	387	491	365	359	478	463
Total earnings as defined	$10,888	$3,734	$12,125	$10,308	$5,936	$7,403

Fixed charges:
Interest expense (a)	$219	$270	$251	$266	$381	$364
Preferred stock dividends (b)	10	10	--	--	--	--
Rents (c)	158	211	114	93	97	99
Fixed charges	387	491	365	359	478	463

Capitalized interest	9	20	28	56	46	40

Total fixed charges	$396	$511	$393	$415	$524	$503

Ratio of earnings to fixed charges	27.5	7.3	30.9	24.8	11.3	14.7

All financial data for 2004 and 2003 reflect our in-vitro allergy and autoimmune diagnostics testing business, European generic businesses and surgical ophthalmic business as well as for 2004, 2003, 2002, 2001 and 2000 certain non-core consumer healthcare products (primarily marketed in Europe) which have been presented in discontinued operations beginning in the first quarter of 2004.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc.:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 5, 2004, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 26, 2004, in the following Registration Statements:

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
November 5, 2004

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

Date:  November 5, 2004

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

Date:  November 5, 2004

/s/ David L. Shedlarz
David L. Shedlarz Executive Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended September 26, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
November 5, 2004

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, David L. Shedlarz, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended September 26, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ David L. Shedlarz
David L. Shedlarz
Executive Vice President and Chief Financial Officer
November 5, 2004

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