Form 10-K
period 2004-12-31
PFIZER INC
filed 2005-02-28
CIK 78003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-3619

PFIZER INC.

(Exact name of registrant as specified in its charter)

Delaware	13-5315170
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

235 East 42nd Street	10017-5755
New York, New York	(Zip Code)
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

Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer.

Yes ☑         No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 25, 2004, was approximately $ 218 billion. The registrant has no non-voting common stock.

     The number of shares outstanding of each of the registrant’s classes of common stock as of February 22, 2005 was 7,458,873,726 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders	Parts I and III

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

     We completed the acquisition of Esperion Therapeutics, Inc. on February 10, 2004, for $1.3 billion in cash. The acquisition was accounted for as a purchase. Esperion is a biopharmaceutical company focused on the development of high density lipoprotein (HDL)-targeted (“good cholesterol”) therapies for the treatment of cardiovascular disease.

Pfizer Website

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.pfizer.com) under the “Who We Are — For Investors — SEC Filings by Pfizer” captions as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

     Throughout this 2004 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, including our Annual Report to Shareholders for 2004 and our Proxy Statement for the 2005 Annual Meeting of Shareholders (2005 Proxy Statement). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. This year, our Annual Report to Shareholders is in two parts: the 2004 Annual Review (2004 Annual Review); and the 2004 Financial Report (2004 Financial Report), which is contained in Appendix A to our 2005 Proxy Statement. Portions of our 2004 Financial Report are filed as Exhibit 13 to this 2004 Form 10-K. On or about March 10, 2005, our 2004 Annual Review, our 2004 Financial Report and our 2005 Proxy Statement will be available on our website (www.pfizer.com); the 2004 Annual Review and 2004 Financial Report will be set forth under the “Who We Are — For Investors — Financial Reports” captions, and the 2005 Proxy Statement will be set forth under the “Who We Are — For Investors — SEC Filings by Pfizer” captions.

     Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer certifications; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; as well as information concerning our Directors; e-mail communication with our Directors; Board Committees, including Committee charters; and transactions in Pfizer securities by Directors and officers, is available on our website (www.pfizer.com) under the “Who We Are — For Investors — Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Margaret

M. Foran, Vice President-Corporate Governance and Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is available on our website (www.pfizer.com) under the “Who We Are — For Investors — Shareholder Services” captions.

Business Segments

     We operate in three business segments: Human Health (previously named “Pharmaceutical”), Consumer Healthcare and Animal Health.

     We also operate several other businesses, including the manufacture of empty soft-gelatin capsules, contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these businesses, they are grouped in and their results and assets are included in the “Corporate/Other” category of our segment information.

     Comparative segment revenues and related financial information for 2004, 2003 and 2002 are presented in the table captioned Segment in Note 18 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2004 Financial Report and the section headed Revenues in our 2004 Financial Report. The information from those sections of our 2004 Financial Report is incorporated by reference in this 2004 Form 10-K.

     Our businesses are heavily regulated in most of the countries where we operate. In the U.S., the principal authority regulating our operations is the Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer and our research quality, manufacturing processes, product promotion, advertising and product labeling. Similar regulations exist in most other countries, and in many countries the government also regulates our prices. See Government Regulation and Price Constraints below.

Human Health Segment

     Our Human Health business is the largest pharmaceutical business in the world. This segment includes treatments for cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies. In 2004, Human Health revenues increased 17%, to $46.1 billion, due to strong performances across a broad range of products, the inclusion of a full year of Pharmacia product sales and the favorable impact of foreign exchange. Revenues from this segment contributed 88% of our total revenues in each of 2004, 2003 and 2002. We recorded product sales of more than $1 billion for each of ten pharmaceutical products in 2004. Those ten products - Lipitor, Norvasc, Zoloft, Celebrex, Neurontin, Zithromax, Viagra, Zyrtec, Bextra and Xalatan - represented 69% of Human Health revenues in 2004. A table captioned Revenues - Major Human Health Products in our 2004 Financial Report is incorporated by reference.

     Our principal pharmaceutical products and certain recently approved products are as follows:

Cardiovascular and Metabolic Diseases

•	Lipitor, our largest-selling product, is for the treatment of elevated cholesterol in the bloodstream. It is the most-prescribed medicine of any kind in the world and the industry’s first $10 billion product. It has also been approved for prevention of cardio-vascular disease in patients with multiple risk factors and in August 2004, was approved by the FDA for the prevention of cardiovascular disease in people with normal to mildly elevated cholesterol levels.

•	Norvasc is for the treatment of hypertension (high blood pressure) and angina (heart pain). It is the world’s most-prescribed branded medicine for the treatment of hypertension and angina. In August 2004, we filed with the FDA for approval of Norvasc for reduction of cardiovascular risk. Norvasc experienced patent expirations in several European Union (E.U.) member countries and other European countries in 2003 and 2004.

•	Caduet, a single-pill dual therapy medicine, contains Lipitor for the treatment of high cholesterol and Norvasc for the treatment of high blood pressure. Caduet was approved and launched in the U.S. in early 2004. An application for the approval of Caduet in the E.U. was filed in November 2003.

•	Accupril/Accuretic is an angiotensin converting enzyme (ACE) inhibitor for the treatment of hypertension and congestive heart failure. Accupril began to face generic competition in the latter part of 2004 due to the launch of generic quinapril by certain generic drug manufacturers. Subsequently, we launched our own generic version of Accupril in the U.S. through our Greenstone Ltd. generic pharmaceutical subsidiary.

•	Cardura is for the treatment of hypertension and benign prostatic hyperplasia (enlarged prostate gland).

•	Inspra is for the treatment of hypertension and congestive heart failure in patients who have had a heart attack. Inspra was launched in the U.S. in early 2004. It was approved for the treatment of congestive heart failure in the E.U. in August 2004 and launched in several E.U. member countries.

Central Nervous System Disorders

•	Zoloft is the most-prescribed anti-depressant in the U.S. It is for the treatment of depression, panic disorder, obsessive-compulsive disorder in adults and children and acute use for premenstrual dysphoric disorder (PMDD). It is also for acute and long-term use for both post-traumatic stress disorder (PTSD) and social anxiety disorder (SAD) and is the only approved drug for the long-term treatment of these two disorders. For additional information relating to Zoloft, see discussion of FDA labeling recommendations under the headings Selected Product Descriptions, Zoloft, in the Financial Review section of our 2004 Financial Report.

•	Neurontin is a leading epilepsy medicine, approved as an add-on therapy with other anti-epileptic medications to treat partial seizures in patients over three years of age. It also is approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. In addition, Neurontin is the first oral medication approved in the U.S. for the treatment of post-herpetic neuralgia. Neurontin began to face competition from generics in the U.S. in the latter half of 2004, even while legal action was pending challenging the generic products. Subsequently, we launched our own generic version of Neurontin in the U.S. through our Greenstone Ltd. generic pharmaceutical subsidiary. See further details and discussion of related patent infringement actions by Pfizer in the Patents and Intellectual Property section below, under the headings Selected Product Descriptions, Neurontin, in the Financial Review section of our 2004 Financial Report and in Note 17 to the consolidated financial statements – Legal Proceedings and Contingencies – in our 2004 Financial Report, which are incorporated by reference.

•	Geodon, which is marketed under the trademark Zeldox in many countries outside the U.S., is for the treatment of symptoms associated with schizophrenia. It has been approved in 73 countries and launched in the U.S., Germany, Spain, Brazil and other major markets. It is the first and only atypical antipsychotic available in both an oral and a rapid-acting, intramuscular dosage form. In August 2004, Geodon received FDA approval for the treatment of acute mania in bipolar disorder, including manic and mixed episodes. In December 2004, an application was filed for this indication in the E.U.

•	Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We copromote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries.

•	Xanax is for the treatment of generalized anxiety disorder and panic disorder. Xanax XR, an extended-release formulation of the drug, is a rapid-acting, once-a-day medication approved for treating panic disorder.

•	Relpax is an oral treatment for acute migraine headaches. It has been launched in more than 28 countries, including the U.S., Canada, Japan and throughout Europe.

•	Rebif, discovered and developed by Serono S.A., is for the treatment of relapsing forms of multiple sclerosis. We copromote Rebif with Serono in the U.S.

•	Lyrica was launched in the U.K. and Germany for certain types of neuropathic pain and as an add-on therapy for uncontrolled partial epilepsy. Lyrica was approved by the FDA as a treatment for certain types of neuropathic pain in December 2004.

Arthritis and Pain

•	Celebrex is for the treatment of osteoarthritis, adult rheumatoid arthritis, acute pain and menstrual pain. It also is approved in the U.S. for the treatment of familial adenomatous polyposis. Celebrex has the broadest range of approved indications of any COX-2-specific inhibitor and is the most-prescribed arthritis brand in the U.S. Bextra is for the treatment of osteoarthritis, adult rheumatoid arthritis and menstrual pain. See the discussion of safety issues and reviews by the FDA, the European Medicines Evaluation Agency (EMEA) and regulatory authorities in certain other countries of the COX-2-specific class of drugs under the headings Selected Product Descriptions, Celebrex and Bextra, in the Financial Review section of our 2004 Financial Report, which is incorporated by reference.

Infectious and Respiratory Diseases

•	Zithromax is for the treatment of certain types of bronchitis and pneumonia, for sinusitis and for ear infection. It is the largest-selling antibiotic in the world. It is the only available single-dose treatment for middle ear infection in the U.S., and the Zithromax Tri-Pak dosage form is the first and only three-day regimen for the treatment of acute bacterial exacerbations of chronic obstructive pulmonary disease. Zithromax has also been approved as a once-daily, three-day treatment for acute bacterial sinusitis. In May 2004, Zithromax received approval in Japan for treatment of sexually transmitted disease. Zithromax is licensed to us exclusively by Pliva, a Croatian pharmaceutical company. Although Zithromax has experienced patent expirations in certain countries, it retains basic patent protection in the U.S. until November 2005.

•	Diflucan is a systemic antifungal. It is used to treat various fungal infections, including vaginal infections and certain infections that afflict HIV/AIDS and cancer patients with weakened immune systems. Diflucan lost patent protection in Japan and much of Europe in March 2003, and lost marketing exclusivity in the U.S. in July 2004. Subsequently, we launched our own generic version of Diflucan in the U.S. through our Greenstone Ltd. generic pharmaceutical subsidiary.

•	Vfend is a treatment that can be administered orally or intravenously for certain serious and potentially fatal fungal infections and for the treatment of esophageal candidiasis. It is also available in an oral-suspension formulation suitable for patients unable to swallow the tablet form. In the first quarter of 2004, we filed regulatory submissions in the U.S. and E.U. for the use of Vfend in the treatment of candidemia. In December 2004, Vfend was approved by the FDA for the treatment of certain blood stream infections in non-neutropenic patients (those without low white blood cell counts).

•	Zyvox is for the treatment of serious Gram-positive infections in adults and children, which increasingly are caused by drug-resistant bacteria, and the treatment of diabetic foot infections. Zyvox is available in intravenous, tablet and oral-suspension formulations. In June 2004, Zyvox was approved by the FDA for certain drug-resistant pneumonia infections.

•	Spiriva is for the treatment of chronic obstructive pulmonary disease (COPD), a respiratory disorder that includes bronchitis and emphysema. We copromote Spiriva with Boehringer Ingelheim, which discovered and developed the drug. Spiriva HandiHaler, approved by the FDA in January 2004 and launched in the U.S. in June 2004, is an inhaled treatment for the long-term, once-daily maintenance treatment of bronchospasm associated with COPD. Spiriva has also been launched in more than 44 countries, including Canada and several European countries.

Urogenital Conditions

•	Viagra is for the treatment of erectile dysfunction. It is the most-prescribed medicine in the world for the treatment of this condition.

•	Detrol is the world’s leading product for the treatment of overactive bladder. Detrol LA is an extended-release formulation of the drug, taken once a day.

Cancer

•	Camptosar, which is marketed under the name Campto in many countries outside the U.S., is one of the leading treatments for colorectal cancer. In addition to our U.S. rights, in October 2004, we acquired rights to this medicine for Europe and Asia (except Japan).

•	Ellence and Aromasin are for the treatment of breast cancer. In December 2004, we filed supplemental submissions for Aromasin in the U.S. and E.U. for early breast cancer treatment.

Eye Disease

•	Xalatan/Xalcom is the most-prescribed branded glaucoma medicine in the U.S., Europe and Japan. It is for the treatment of open-angle glaucoma and ocular hypertension. Xalcom consists of Xalatan with the beta blocker timolol.

•	Macugen, which is for the treatment of age-related macular degeneration, was approved by the FDA in December 2004. Pfizer will jointly market Macugen with Eyetech Pharmaceuticals, Inc., its discoverer. Regulatory approval for Macugen has been applied for in the E.U., Canada, Australia, New Zealand, Switzerland, Brazil and Turkey.

Endocrine Disorders

•	Genotropin is the world’s leading human recombinant growth hormone. It is for the treatment of various growth disorders in children and adults. Novo Nordisk has granted us a non-exclusive license to sell Genotropin in the U.S. In July 2004, an application was filed in Japan for Genotropin for the treatment of growth disorders.

Allergies

•	Zyrtec is for the treatment of year-round indoor and seasonal outdoor allergies and hives. It is indicated for use in children as young as six months old. Zyrtec is the leading branded antihistamine in the U.S. in new prescriptions and the only prescription antihistamine available in a syrup formulation. Zyrtec-D 12 Hour is the only prescription oral antihistamine/decongestant combination medicine approved to treat both year-round indoor and outdoor allergies as well as nasal congestion. Zyrtec is licensed to us by the Belgian company UCB S.A. We copromote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. and we have a license to sell Zyrtec under various trade names as an OTC (over-the-counter) medicine in Canada, Europe, Australia and South Africa.

Consumer Healthcare Segment

     Our Consumer Healthcare business is one of the largest in the world. We market many of the world’s best-known OTC medications for oral care, upper respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth.

     In 2004, Consumer Healthcare revenues increased 19%, to $3.5 billion, due to the strong performance of Listerine mouthwash, which benefited from the U.S. launch of Natural Citrus flavor Listerine in September 2003 and the launch of Listerine Advanced in September 2004, the favorable impact of foreign exchange and the inclusion of Pharmacia product revenues for a full year. Revenues from this segment contributed 7% of our total revenues in both 2004 and 2003 and 8% in 2002.

     Consumer Healthcare’s principal products include:

•	Listerine mouthwash

•	Listerine PocketPaks oral care strips

•	Nicorette for tobacco dependence

•	Benadryl antihistamine for allergies

•	Sudafed for sinus congestion

•	Rogaine for hair growth

•	Zantac 75 for prevention and relief of heartburn

•	Rolaids antacid tablets

•	Efferdent denture cleaner

•	Neosporin antibiotic ointment

•	Visine eye drops

•	BenGay topical analgesic

•	Cortizone skin care products

•	Lubriderm moisturizing lotions

•	Unisom sleep aids

•	Desitin ointments for treatment of diaper rash

•	Ludens throat drops

•	Purell instant hand sanitizer

     Consumer Healthcare can extend the life of some of our prescription medications by converting them to OTC medications. For example, Nicorette, Benadryl, Sudafed and Zantac 75 were all previously prescription products and Zantac 150 was launched as an OTC medicine in January 2005. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products.

Animal Health Segment

     Our Animal Health business is the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. In 2004, Animal Health revenues increased 22%, to $2.0 billion, due to strong performances by key in-line brands, significant product launches including Draxxin and Excede for respiratory disease in cattle and swine, strong growth in sales of Rimadyl, Revolution and Clavamox for companion animals, the favorable impact of foreign exchange and the inclusion of Pharmacia product revenues for a full year. Revenues from this segment contributed 3.7% of our total revenues in 2004, 3.6% of total revenues in 2003 and 3.5% of total revenues in 2002.

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

     Rimadyl relieves pain and inflammation associated with canine osteoarthritis and soft tissue orthopedic surgery. Rimadyl is the only arthritis pain medication prescribed by veterinarians available in chewable tablets, regular caplets and in an injectable formulation.

     Clavamox/Synulox is an antibiotic for skin and soft tissue infections in dogs and cats.

     Our vaccine portfolio for livestock is extensive and includes RespiSureOne/ StellamuneOne, a single-dose vaccine used to prevent pneumonia in swine, and Bovi-Shield Gold, a cattle vaccine for reproductive and respiratory protection.

     Dectomax injectable and pour-on formulations remove and control internal and external parasites in beef cattle.

     Naxcel/Excenel RTU is an antibiotic used to treat respiratory and internal infections in cattle and swine.

Research and Product Development

     Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $7.7 billion in 2004, $7.5 billion in 2003 and $5.2 billion in 2002 on research and development.

     We conduct research internally and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out innovative technologies developed by third parties to incorporate into our discovery or development processes or projects, as well as our product lines, through acquisition, licensing or other arrangements.

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

     We believe that our investments in research have been rewarded by the number of pharmaceutical compounds we have in all stages of development. We currently are working on approximately 225 projects in development, including approximately 145 new molecular entities and 80 product-line extensions. In addition, we have more than 400 projects in discovery research. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early development. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

     In addition to discovering and developing new products, our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In 2004, for example, the FDA approved the additional use of Geodon for the treatment of acute mania in bipolar disorder.

     Information concerning several of our drug candidates in development as well as supplemental filings for existing products is set forth under the heading Product Developments in our 2004 Financial Report. That information is incorporated by reference.

     Our competitors also devote substantial funds and resources to research and development. In addition, the consolidation that has occurred in our industry has created companies with substantial research and development resources. We also compete against numerous small biotechnology companies in developing potential drug candidates. The extent to which our competitors are successful in their research could result in erosion of the sales of our products and unanticipated product obsolescence.

International Operations

     We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations — Human Health, Consumer Healthcare and Animal Health.

     Revenues from operations outside the U.S. of $23 billion accounted for 44% of our total revenues in 2004. Revenues exceeded $500 million in each of ten countries outside the U.S. in 2004. The U.S. was the only country to contribute more than 10% of our total revenues, comprising 56% of revenues in 2004, 60% of our revenues in 2003 and 64% of our revenues in 2002. Japan is our second-largest national market, with 6% of our revenues in each of 2004, 2003 and 2002.

     For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 18 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2004 Financial Report and the table captioned Change in Geographic Revenues in our 2004 Financial Report. Those tables are incorporated by reference.

     Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. Our international businesses are also subject to government-imposed constraints, including laws on pricing or reimbursement for use of products. See Government Regulation and Price Constraints below for discussion of these matters.

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2004, revenues were favorably impacted by foreign exchange, as foreign currency movements relative to the U.S. dollar increased our reported revenues in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 8-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2004 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

Marketing

     In our global Human Health business, we promote our products to health care providers such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. Through our marketing organizations, we explain the approved uses and advantages of our products to healthcare providers. We also market directly to consumers in the U.S. through direct-to-consumer print and television advertising. In addition, we sponsor general advertising to educate the public about our innovative medical research.

     Our operations include several pharmaceutical sales organizations. Each sales organization markets a distinct group of products. Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies.

     We seek to gain access to health authority, PBM and MCO formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of our products. We also work with MCOs and PBMs and other appropriate healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines. For example, we sponsor a program offered by the State of Florida Agency for Health Care Administration that is designed to help manage chronic diseases among Florida’s Medicaid population.

     Our Consumer Healthcare business primarily uses its own representatives to directly promote its products, including marketing certain products directly to professionals using a professional detail force. We also use print and television consumer advertising and offer sales incentives such as coupons. Our consumer products are sold through various retailers.

     Our Animal Health business also uses its own sales organization to promote its products. Its advertising and promotion are generally targeted to health professionals, directly and through veterinary journals. Animal health and nutrition products are sold through veterinarians, drug wholesalers, distributors and retail outlets as well as directly to users. Where appropriate, these products are also marketed through print and television advertising.

     During 2004, sales to our three largest customers were as follows:

•	McKesson, Inc. — 18.2% of our total revenues;

•	Cardinal Health, Inc. — 13.8% of our total revenues; and

•	AmerisourceBergen Corporation – 12.6% of our total revenues.

Sales to these wholesalers were concentrated in the Human Health segment. Apart from these instances, none of our business segments is dependent on any one customer or group of related customers.

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

     In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of further diseases or conditions. However, such patents may not protect the Company’s drug from generic drug competition after the expiration of the basic product patent.

     Zithromax is patented by Pliva, a Croatian pharmaceutical company. The drug is licensed exclusively to us by Pliva for sales and marketing in major countries, and we purchase the compound in bulk crude form from Pliva. Although Zithromax has experienced patent expirations in certain countries, it retains basic patent protection in the U.S. until November 2005.

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

     The U.S. basic product patent relating to Neurontin expired in 1994. However, in April 2000, a U.S. patent was granted relating to stable pharmaceutical compositions of Neurontin containing low levels of lactam impurity. This patent expires in 2017. However, Neurontin now faces competition from generic versions of the product launched “at-risk” (before the final resolution of legal proceedings challenging the generic versions) by generic drug manufacturers during the latter half of 2004. The patent infringement litigations related to this product continue. Following the launches of these generic versions, in October, we launched our own generic version of the product through our Greenstone Ltd. subsidiary.

     Other companies have filed applications with the FDA seeking approval of products that we also believe infringe our patents covering, among other products, Lipitor, Norvasc, Celebrex, Xalatan and Detrol.

     We also have other patent rights covering additional products that have lesser revenues.

     The expiration of a basic product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the originally patented product and can result in a significant reduction in sales of that product in a very short period. In some cases, however, we can continue to obtain commercial benefits from product manufacturing trade secrets; patents on uses for products; patents on processes and intermediates for the economical manufacture of the active ingredients; patents for special formulations of the product or delivery mechanisms; and conversion of the active ingredient to OTC products.

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

Competition

     Competition is intense in all of our businesses and includes many large and small competitors. The principal means of competition vary among product categories and business groups. However, the efficacy, safety, patients’ and customers’ ease of use and cost effectiveness of our products are important factors for success in all of our principal businesses.

     Our human pharmaceutical business is the largest in the world. We compete with other worldwide research-based drug companies, many smaller research companies with more limited therapeutic focus and generic drug manufacturers. Other companies manufacture and sell products that treat similar diseases or indications as our major products.

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

     Our consumer healthcare business is one of the largest in the world. However, many other companies, large and small, manufacture and sell one or more products that are similar to our consumer healthcare products, including major retail customers that sell “private label” or “house” brands. Sources of competitive advantage include product quality and efficacy, including differentiated claims, brand identity, advertising and promotion, product innovation, broad distribution capabilities and price. Significant expenditures for advertising, promotion and marketing are generally required to achieve and maintain both consumer and trade acceptance of consumer products.

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

Managed Care Organizations

     The growth of MCOs in the U.S. has been a major factor in the competitive make-up of the health care marketplace. A substantial portion of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBM’s that serve many of those organizations has become important to our business.

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

     As discussed above in Marketing, MCOs and PBMs typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their generally lower cost, generic medicines are often favored. The breadth of the products covered by formularies can vary considerably from one MCO to another and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients’ use of products listed on their formularies.

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

     The impact of MCOs on drug prices and volumes may increase as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the limited out-patient drug benefit under Medicare, as discussed below under Government Regulation and Price Constraints.

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

     As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their health care programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs. The substitution must be made unless the prescribing physician expressly forbids it. As and when appropriate, we will employ our Greenstone Ltd. subsidiary to launch our own generic versions of products after we lose market exclusivity.

Raw Materials

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2004, and none are expected in 2005.

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

     In addition, many of our activities are subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services, the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

     We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies (see Note 17 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2004 Financial Report). Such actions may include product recalls, seizures and other civil and criminal sanctions.

     Medicare. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the 2003 Medicare Act) was enacted. Under this legislation, Medicare beneficiaries are eligible to obtain a Medicare-endorsed, drug-discount card from an MCO, PBM or other private sector provider through the end of 2005. Beginning in 2006, Medicare beneficiaries will be eligible to obtain subsidized prescription drug coverage from a private sector provider. It remains difficult to predict the impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the partial reimbursement under Medicare. Such potential sales increases, however, may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries.

     Pfizer is committed to helping those without coverage access Pfizer products. To that end, in 2004, we implemented our Helpful Answers program, an umbrella program that includes existing Pfizer patient assistance programs, as well as Pfizer Pfriends, a new prescription discount card offering savings on Pfizer prescription medicines to all uninsured Americans, regardless of age or income. In addition, through many Medicare-approved drug discount cards, including the U-Share card on which Pfizer partners with United Healthcare, qualified low-income Medicare beneficiaries have access to up to a thirty day supply of many Pfizer medicines for a flat fee of $15 per prescription after they have exhausted the government’s $600 annual credit. To date, approximately 18 cards offer such a discount. In January 2005, we also joined Together Rx Access with nine other pharmaceutical companies to offer savings on over 275 medicines to Medicare-ineligible, uninsured individuals under 65 who fall below certain income thresholds.

     Importation of Drugs. There is considerable political pressure to allow the importation into the U.S. of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by the governments of various foreign countries. In addition to raising safety concerns, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Act maintains the current prohibition on such imports, it would allow importation from Canada if the Secretary of Health and Human Services certifies that such importation is safe and would result in savings to consumers. Before the 2003 Medicare Act, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of Health and Human Services made the same safety and cost-savings certifications. On December 21, 2004, the Department of Health and Human Services (HHS) and the Department of Commerce issued their reports on drug importation and foreign price controls. The HHS report noted that it would be “extraordinarily difficult to ensure that drugs personally imported by individual consumers” could meet the standards of safety that would support certifying as safe such importation. While the report also concluded that the U.S. could establish a feasible basis for commercial drug importation, such a change in the law would require “new legal authorities, substantial additional resources and significant restrictions on the types of drugs that could be imported.” The report also noted that the total savings to be expected from such a commercial importation regime would be relatively small—1% or 2% of total drug spending in the U.S. The Commerce Department report confirmed that the lower prices in many countries result from governmental price controls, and these price controls adversely affect the amount of funding that is available for the discovery of new drugs.

     Medicaid and Related Matters. In recent years, various proposals have been offered at the federal and state levels that would bring about major changes in the Medicaid program. Driven by budget concerns, some states have implemented and other states are considering importation programs, price controls or patient-access constraints on medicines under the Medicaid program. If changes are implemented under the Medicaid program that restrict the access of a significant population of patients to our innovative medicines, our business could be materially affected. In addition, some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible, as well as various approaches to controlling pharmaceutical marketing.

     U.S. law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. Some states and multi-state pools are seeking rebates in excess of the amounts required by federal law, and there are federal legislative proposals to expand current Medicaid rebates. We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Revenues section of our 2004 Financial Report, and in Note 1-G to our consolidated financial statements, Significant Accounting Policies, Revenues, in our 2004 Financial Report, which discussions are incorporated by reference.

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

     Since 1998, the approval of new drugs across the E.U. is possible only using the mutual recognition procedure or EMEA’s central approval process. The use of either of these procedures provides a more rapid and consistent approval within the member states than was the case when the approval processes were operating independently within each member state. Further, Norway and Iceland are full participants in these approval processes. The addition of ten new member states to the E.U. in May 2004 has extended the scope of these approval procedures. Since the E.U. does not have jurisdiction over patient reimbursement or pricing matters in its member states, we will continue to deal with individual countries on such issues across the enlarged E.U.

     During 2004, a comprehensive package of reforms was adopted, amending E.U. law on the regulation of medicinal products in many areas, including approval procedures and safety reporting. Of particular note, the data exclusivity periods during which innovative companies’ regulatory data are protected will be harmonized in all member states, and the approval and launch of generic medicines will be facilitated in several respects. The new law, due to take effect by November 2005, will also shorten certain approval timelines and introduce fast-track and conditional centralized authorizations.

Environmental Law Compliance

     Most of our operations are affected by federal, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Note 17 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2004 Financial Report). As a result, we incurred capital and operational expenditures in 2004 for the clean-up of certain past industrial activity and for other environmental compliance purposes as follows:

•	environment-related capital expenditures — $68 million

•	other environment-related expenses — $274 million

     While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

Tax Matters

     The discussion of tax-related matters in Note 5 to our consolidated financial statements, Taxes on Income, in our 2004 Financial Report, is incorporated by reference.

Employees

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2004, we employed approximately 115,000 people in our operations throughout the world.

Cautionary Factors That May Affect Future Results

     (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

     Our disclosure and analysis in this 2004 Form 10-K and in our 2004 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

• U.S. and foreign governmental regulations mandating price controls and patient-access constraints impact our business, and our future results could be affected by changes in such regulations. In the U.S., many pharmaceutical products are subject to increasing pricing pressures. Such pressures may increase as the result of the 2003 Medicare Act. On the other hand, usage of pharmaceuticals also may increase due to the expanded access to medicines afforded by the partial reimbursement under the 2003 Medicare Act. In addition, MCOs as well as Medicaid and other government agencies continue to seek price discounts. Government efforts to reduce Medicaid expenses may continue to increase the use of MCOs. This may result in managed care’s influencing prescription decisions for a larger segment of the population. In addition, some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters that could be the subject of U.S. federal or state legislative or regulatory action affecting our business include the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by the governments of various foreign countries and the involuntary approval of prescription medicines for OTC use.

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

• Competition from manufacturers of generic drugs is a major challenge in the U.S. and is growing internationally. Upon the expiration or loss of patent protection for a product, or upon the “at-risk” launch (while patent infringement litigation against the generic product is pending) by a generic manufacturer of a generic version of a product, we can lose the major portion of sales of that product in a very short period. The patents covering several of our most important medicines, including Lipitor, Norvasc, Neurontin, Celebrex, Xalatan and Detrol, are being challenged by generic manufacturers.

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

• We recorded product sales of more than $1 billion for each of ten pharmaceutical products in 2004: Lipitor, Norvasc, Zoloft, Celebrex, Neurontin, Zithromax, Viagra, Zyrtec, Bextra and Xalatan. Those products accounted for 61% of our total 2004 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from existing competitive products, or if a new, more effective treatment should be introduced, the impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines are the subject of pending legal challenges.

• Final actions relating to Celebrex and/or Bextra that may be taken by the FDA and/or the EMEA in connection with their respective reviews of the benefits and risks of COX-2-specific inhibitor medicines and related agents could result in a significant loss of sales of one or both of those drugs, which would have a material adverse impact on our results of operations.

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

• Risks and uncertainties particularly apply with respect to product-related, forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling and other matters could affect the commercial potential of our products. There also are many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related, forward-looking statements.

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

• 44% of our 2004 revenues were derived from international operations, including 6% from Japan. These international-based revenues as well as our substantial international assets expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management in our 2004 Financial Report. For additional details, see Note 8-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities, in our 2004 Financial Report. Those sections of our 2004 Financial Report are incorporated by reference.

     Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

• Our international operations also could be affected by changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems and inter-governmental disputes.

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

• We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, securities, environmental and tax litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. We do not believe any of them will have a material adverse effect on our financial position. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

     Patent claims include challenges to the coverage and/or validity of our patents on various products or processes. Although we believe we have substantial defenses to these challenges with respect to all our material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that drug and could materially affect future results of operations.

ITEM 2. PROPERTIES

     Our corporate headquarters and the headquarters of our Human Health and Animal Health businesses are located at our world headquarters, which includes several buildings in New York City. We own three of the buildings, including our main, 33-story office tower at 235 East 42nd Street, and lease space in the other buildings nearby. Our 33-story office tower is located on a site we lease under a long-term ground lease.

     For our Human Health business, we own and lease space around the world for sales and marketing, administrative support and customer service functions.

     Our Global Research and Development division is headquartered in owned facilities in New London, Connecticut. We have major pharmaceutical research and development operations in owned facilities in Ann Arbor, Kalamazoo and Portage, Michigan; Cambridge, Massachusetts; La Jolla, California; Groton, Connecticut; St. Louis, Missouri; Sandwich, England, U.K.; Amboise, France; and Nagoya, Japan.

     We have veterinary medicine research and development operations in owned facilities in Henrietta and Richland Township, Michigan; Lincoln, Nebraska; and Sandwich, England, U.K., and in leased facilities in Melbourne, Australia.

     The headquarters and the research and U.S. operations of our Consumer Healthcare business are located in Morris Plains, New Jersey, where we own five buildings and lease a smaller amount of space nearby. Consumer Healthcare’s sales and marketing offices in the U.S. are located in leased facilities. In most markets outside of the U.S., Consumer Healthcare’s sales and marketing operations as well as administrative support are located in owned or leased facilities shared with our Human Health and other businesses.

     Our Global Manufacturing division maintains space in Peapack, N.J. and operates plants in 79 locations around the world that manufacture products for our Human Health, Consumer Healthcare and Animal Health businesses. Major facilities are located in Belgium, Brazil, China, France, Germany, Ireland, Italy, Japan, Mexico, Puerto Rico, Singapore, Sweden, the United Kingdom and the United States. The Global Manufacturing division also operates numerous distribution facilities in major markets around the world.

     As we announced shortly after the acquisition of Pharmacia in April 2003, we have reduced and will continue to reduce the number of legacy

Pfizer and legacy Pharmacia manufacturing and research and development sites in the U.S. and various other countries.

     In general, our properties are well maintained, adequate and suitable to their purposes. Note 10 to our consolidated financial statements, Property, Plant and Equipment, in our 2004 Financial Report, which discloses amounts invested in land, buildings and equipment, is incorporated by reference. See also the discussion under Note 15 to our consolidated financial statements, Lease Commitments, in our 2004 Financial Report, which also is incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 17 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2004 Financial Report, which is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2005 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Leadership Team.

Name	Age	Position
Peter B. Corr	56	Senior Vice President — Science and Technology
Charles L. Hardwick	63	Senior Vice President — Corporate Affairs
Yvonne R. Jackson	55	Senior Vice President — Human Resources
Karen L. Katen	56	Executive Vice President; President — Pfizer Global Pharmaceuticals
Jeffrey B. Kindler	49	Executive Vice President and General Counsel
John L. LaMattina	55	Senior Vice President; President — Pfizer Global Research and Development
Henry A. McKinnell	62	Chairman of the Board and Chief Executive Officer
Natale S. Ricciardi	56	Senior Vice President; President — Pfizer Global Manufacturing
David L. Shedlarz	56	Executive Vice President and Chief Financial Officer

Information concerning Ms. Katen, Mr. Kindler, Dr. LaMattina, Dr. McKinnell and Mr. Shedlarz is incorporated by reference from the discussion under the headings Nominees For Directors and Named Executive Officers Who Are Not Directors in our 2005 Proxy Statement.

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

Yvonne R. Jackson

Ms. Jackson joined us in 2002 and was elected Senior Vice President — Human Resources in October 2003. Prior to joining us, she served as Senior Vice President of Human Resources, Organization and Environment at Compaq Computer Corporation from 1999 to 2002.

Peter B. Corr

Dr. Corr joined us in June 2000, upon the merger with Warner-Lambert Company, where he was Vice President, Warner-Lambert and President, Warner-Lambert/Parke-Davis Pharmaceutical Research and Development from 1998 to June 2000. From June 2000 to July 2002, Dr. Corr was Senior Vice President, Pfizer Inc.; Executive Vice President, Pfizer Global Research and Development; and President, Worldwide Development. Dr. Corr was named Senior Vice President — Science and Technology, in July 2002.

Natale S. Ricciardi

Mr. Ricciardi joined us in 1972. He held a number of positions of increasing responsibility in manufacturing before being named U.S. Area Vice President/Team Leader for Pfizer Global Manufacturing in 1999. He was elected Senior Vice President of Pfizer Inc.; President — Pfizer Global Manufacturing in October 2004.

PART II

     ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal market for our Common Stock is the New York Stock Exchange. Our stock is also is listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2004 Financial Report.

This table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2004:

Issuer Purchases of Equity Securities*

				Approximate Dollar
			Total Number of	Value of Shares that
		Average Price	Shares Purchased as	May Yet Be Purchased
	Total Number of	Paid per	Part of Publicly	Under the 2004
Period	Shares Purchased**	Share**	Announced Plan*	Program*

September 27, 2004 through October 31, 2004***	5,892,660	$29.87	5,880,116	$5,000,000,000

November 1, 2004 through November 30, 2004****	21,941,379	$28.22	21,938,600	$4,380,886,870

December 1, 2004 through December 31, 2004****	41,437,249	$26.04	41,381,500	$3,303,547,576

Total	69,271,288	$27.05	69,200,216

*	On December 15, 2003, the Company announced that the Board of Directors had authorized the purchase of up to $5 billion of the Company’s Common Stock (the “2003 Program”). The Company completed its share purchases under the 2003 Program in October 2004. On October 28, 2004, the Company announced that the Board of Directors had authorized the purchase of up to an additional $5 billion of the Company’s Common Stock (the “2004 Program”). Such purchases are expected to be completed by the end of 2005.

**	In addition to purchases under the 2003 and 2004 Programs, this column reflects the following transactions during the fiscal fourth quarter of 2004: (i) the deemed surrender to the Company of 20,040 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 50,171 shares of Common Stock in connection with the reinvestment of dividends paid on Common Stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to the Company of 861 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

***	Purchases were made under the 2003 Program.

****	Purchases were made under the 2004 Program.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from the Financial Summary in our 2004 Financial Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the Financial Review section of our 2004 Financial Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2004 Financial Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2004 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2004 Financial Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

     As of the end of the period covered by this 2004 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our 2004 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

Changes in Internal Controls

     During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our 2005 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2005 Proxy Statement.

Information about our Audit Committee, including the members of the committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Experts in our 2005 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct in our 2005 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2004 Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information about Director and executive compensation is incorporated by reference from the discussion under the headings 2004 Compensation of Non-Employee Directors, Executive Compensation, Pfizer Inc. Retirement Annuity Plan, Pension Plan Table, and Employment Agreement for Chief Executive Officer and Severance Agreements in our 2005 Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership of Officers and Directors and Equity Compensation Plan Information in our 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Party Transactions in our 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about the fees for 2004 and 2003 for professional services rendered by our independent auditors is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our 2005 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor in Item 2 of our 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     15(a)(1) Financial Statements. The following consolidated financial statements, related notes, independent auditors’ report and supplementary data from our 2004 Financial Report are incorporated by reference into Item 8 of Part II of this 2004 Form 10-K:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statement of Income

•	Consolidated Balance Sheet

•	Consolidated Statement of Shareholders’ Equity

•	Consolidated Statement of Cash Flows

•	Notes to Consolidated Financial Statements

•	Quarterly Consolidated Financial Data (Unaudited)

     15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

     15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Margaret M. Foran, Vice President-Corporate Governance and Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2004 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(27) are management contracts or compensatory plans or arrangements.

2	Agreement and Plan of Merger dated as of July 13, 2002 among Pfizer Inc., Pilsner Acquisition Sub Corp. and Pharmacia Corporation is incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-4 as filed with the SEC on October 17, 2002.[1]

3(1)	Our Restated Certificate of Incorporation dated April 11, 2003, is incorporated by reference from our 10-Q report for the period ended March 30, 2003.

*3(2)	Our By-laws as amended February 24, 2005.

[1]	We agree to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001.

4(2)	Except as set forth in Exhibit 4(1) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[2].

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(2)	Pfizer Inc. 2004 Stock Plan is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(4)	Form of Restricted Stock Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(5)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(6)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.

10(7)	Pfizer Retirement Annuity Plan, as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.

10(8)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(9)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of February 1, 2002, is incorporated by reference from our 2002 10-K report.

10(10)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(11)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.

10(12)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(13)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(14)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(15)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(16)	Annual Retainer Unit Award Plan (for Non-Employee Directors) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(17)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(18)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(19)	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(20)	Warner-Lambert Company Incentive Compensation Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

[2]	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(21)	Warner-Lambert Company Supplemental Pension Income Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report.

10(22)	Pharmacia Corporation 2001 Long-Term Incentive Plan is incorporated by reference from Pharmacia’s 10-Q report for the period ended March 31, 2001.

10(23)	The form of change-of-control/severance agreement with each of the Named Executive Officers identified in our 2005 Proxy Statement is incorporated by reference from our 1994 10-K report.

10(24)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(25)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2005 Proxy Statement is incorporated by reference from our 1997 10-K report.

10(26)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(27)	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2001.

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2004 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, independent certified public accountants.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
Dated: February 28, 2005	By:	/s/ Margaret M. Foran
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

Signature	Title	Date

/s/ Henry A. McKinnell Henry A. McKinnell	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2005

/s/ David L. Shedlarz David L. Shedlarz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2005

/s/ Loretta V. Cangialosi Loretta V. Cangialosi	Vice President — Controller (Principal Accounting Officer)	February 28, 2005

/s/ Michael S. Brown Michael S. Brown	Director	February 28, 2005

/s/ M. Anthony Burns M. Anthony Burns	Director	February 28, 2005

Signature	Title	Date

/s/ Robert N. Burt Robert N. Burt	Director	February 28, 2005

/s/ W. Don Cornwell W. Don Cornwell	Director	February 28, 2005

/s/ William H. Gray III William H. Gray III	Director	February 28, 2005

/s/ Constance J. Horner Constance J. Horner	Director	February 28, 2005

/s/ William R. Howell William R. Howell	Director	February 28, 2005

/s/ Stanley O. Ikenberry Stanley O. Ikenberry	Director	February 28, 2005

/s/ George A. Lorch George A. Lorch	Director	February 28, 2005

/s/ Dana G. Mead Dana G. Mead	Director	February 28, 2005

/s/ Franklin D. Raines Franklin D. Raines	Director	February 28, 2005

Signature	Title	Date

/s/ Ruth J. Simmons Ruth J. Simmons	Director	February 28, 2005

/s/ William C. Steere, Jr. William C. Steere, Jr.	Director	February 28, 2005

/s/ Jean-Paul Vallès Jean-Paul Vallès	Director	February 28, 2005