Form 10-Q
period 2005-04-03
PFIZER INC
filed 2005-05-06
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

YES    X            NO

At May 3, 2005, 7,435,344,024 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
April 3, 2005

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statement of Income for the three months ended April 3, 2005 and March 28, 2004	3

Condensed Consolidated Balance Sheet at April 3, 2005 and December 31, 2004	4

Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2005 and March 28, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	16

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.

Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	38

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 4.

Submission of Matters to a Vote of Security Holders	39

Item 6.

Exhibits	40

Signature	41

Certifications	44

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended
(millions of dollars, except per common share data)	April 3, 2005	March 28, 2004

Revenues	$13,091	$12,487

Costs and expenses:
Cost of sales(1)	2,191	1,794
Selling, informational and administrative expenses(1)	4,085	3,933
Research and development expenses(1)	1,764	1,649
Amortization of intangible assets	882	823
Merger-related in-process research and development charges	2	955
Merger-related costs	219	247
Other (income)/deductions-net	1,038	(43)

Income from continuing operations before provision for taxes on income, and minority interests	2,910	3,129

Provision for taxes on income	2,635	809

Minority interests	3	2

Income from continuing operations	272	2,318

Discontinued operations:
Income/(loss) from discontinued operations-net of tax	(12)	13
Gains on sales of discontinued operations-net of tax	41	--

Discontinued operations-net of tax	29	13

Net income	$301	$2,331

Earnings per common share - Basic:
Income from continuing operations	$.04	$.31
Discontinued operations-net of tax	--	--
Net income	$.04	$.31

Earnings per common share - Diluted:
Income from continuing operations	$.04	$.30
Discontinued operations-net of tax	--	--
Net income	$.04	$.30

Weighted-average shares used to calculate earnings per common share:
Basic	7,416	7,586

Diluted	7,474	7,679

Cash dividends paid per common share	$.19	$.17

(1)	Exclusive of amortization of intangible assets, except as disclosed in Note 9B, Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(millions of dollars)	April 3, 2005*	Dec. 31, 2004**
ASSETS
Current Assets
Cash and cash equivalents	$1,476	$1,808
Short-term investments	20,495	18,085
Accounts receivable, less allowance for doubtful accounts: $214 and $205	10,074	9,367
Short-term loans	587	653
Inventories	6,551	6,660
Prepaid expenses and taxes	2,792	2,939
Assets held for sale	378	182
Total current assets	42,353	39,694
Long-term investments and loans	3,619	3,873
Property, plant and equipment, less accumulated depreciation: $8,682 and $8,534	17,912	18,385
Goodwill	23,671	23,756
Identifiable intangible assets, less accumulated amortization	31,001	33,251
Other assets, deferred taxes and deferred charges	4,379	4,725
Total assets	$122,935	$123,684

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: $1,390 and $907	$13,399	$11,266
Accounts payable	2,300	2,672
Dividends payable	3	1,418
Income taxes payable	5,288	1,963
Accrued compensation and related items	1,601	1,939
Other current liabilities	6,315	7,136
Liabilities held for sale	42	64
Total current liabilities	28,948	26,458

Long-term debt	6,432	7,279
Pension benefit obligations	2,897	2,821
Postretirement benefit obligations	1,448	1,450
Deferred taxes on income	12,737	12,632
Other noncurrent liabilities	2,941	4,766
Total liabilities	55,403	55,406

Shareholders' Equity
Preferred stock	187	193
Common stock	438	438
Additional paid-in capital	67,096	67,098
Retained earnings	35,785	35,492
Accumulated other comprehensive income	1,909	2,278
Employee benefit trust, at fair value	(1,002)	(1,229)
Treasury stock	(36,881)	(35,992)

Total shareholders' equity	67,532	68,278
Total liabilities and shareholders' equity	$122,935	$123,684

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 3, 2005	March 28, 2004

Operating Activities:
Net income	$301	$2,331
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	(29)	(13)
Depreciation and amortization	1,366	1,261
Merger-related in-process research and development charges	2	955
Asset impairment charge and other costs associated with the suspension of Bextra sales	1,213	--
Deferred taxes	484	(284)
Other	96	174
Changes in assets and liabilities (net of businesses acquired and divested)	(259)	(2,841)

Net cash provided by continuing operating activities	3,174	1,583

Investing Activities:
Purchases of property, plant and equipment	(465)	(472)
Purchases of short-term investments	(4,891)	(4,603)
Proceeds from redemptions of short-term investments	2,550	2,613
Purchases of long-term investments	(494)	(453)
Proceeds from sales of long-term investments	437	816
Purchases of other assets	(70)	(153)
Proceeds from sales of other assets	--	109
Acquisition of businesses, net of cash acquired	--	(1,443)
Proceeds from the sales of businesses and product lines	93	--
Other investing activities	154	(135)

Net cash used in investing activities	(2,686)	(3,721)

Financing Activities:
Increase in short-term borrowings, net	1,591	1,776
Decrease in short-term borrowings, net	(205)	(106)
Proceeds from issuances of long-term debt	1	1,524
Principal payments on long-term debt	(1)	(3)
Proceeds from common stock issuances	20	17
Purchases of common stock	(919)	(912)
Cash dividends paid	(1,400)	(1,282)
Stock option transactions and other	95	569

Net cash (used in)/provided by financing activities	(818)	1,583
Net cash provided by discontinued operations	--	--
Effect of exchange-rate changes on cash and cash equivalents	(2)	--
Net decrease in cash and cash equivalents	(332)	(555)
Cash and cash equivalents at beginning of period	1,808	1,520

Cash and cash equivalents at end of period	$1,476	$965

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$557	$796
Interest	141	69

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 27, 2005 and February 22, 2004. The fiscal first quarter of 2005 had three additional business days compared to the fiscal first quarter of 2004.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2004.

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

The weighted-average fair value per stock option granted was $5.15 for the three months ended April 3, 2005, and $6.88 for the three months ended March 28, 2004. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. In the first quarter of 2005, we changed our method of estimating expected dividend yield from historical patterns of dividend payments to a method that reflects a constant dividend yield during the expected term of the option.

	Three Months Ended
	April 3, 2005	March 28, 2004

Expected dividend yield	2.90%	2.90%
Risk-free interest rate	3.96%	3.32%
Expected stock price volatility	21.93%	22.15%
Expected term until exercise (years)	5.75	5.75

The following table summarizes our results for the three-month periods ended April 3, 2005 and March 28, 2004 as if we had recorded compensation expense for the option grants:

	Three Months Ended
(millions of dollars, except per common share data)	April 3, 2005	March 28, 2004

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP*	$299	$2,330
Compensation expense	(147)	(126)
Pro forma	$152	$2,204

Basic earnings per common share:
As reported under GAAP*	$.04	$.31
Compensation expense	(.02)	(.02)
Pro forma	$.02	$.29

Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP*	$300	$2,330
Compensation expense	(147)	(126)
Pro forma	$153	$2,204

Diluted earnings per common share:
As reported under GAAP*	$.04	$.30
Compensation expense	(.02)	(.01)
Pro forma	$.02	$.29

*	Includes stock-based compensation expense, net of related tax benefits of $15 million for the three months ended April 3, 2005 and $29 million for the three months ended March 28, 2004.

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

Note 2: Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales

In the first quarter of 2005, we recorded charges totaling $1,213 million ($766 million net of tax) in connection with the decision to suspend sales and marketing of Bextra.

On April 7, 2005, as part of the U.S. Food and Drug Administration's (FDA) safety review of all COX-2 medicines, which began in late 2004 and included a mid-February 2005 meeting of the FDA Arthritis Advisory Committee and the Drug Safety and Risk Management Advisory Committee, the FDA requested the suspension of Bextra sales and marketing.

The pre-tax charges included $1,145 million related to the impairment of developed technology rights associated with Bextra and $10 million related to the write-off of machinery and equipment, both of which are included in Other income/(deductions)-net; $56 million in write-offs of inventory, included in Cost of sales; and $2 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses. In addition, we recorded a net charge of $71 million, substantially against Revenues, for estimated customer returns.

Note 3:  Income Taxes

In the first quarter of 2005, we recorded an income tax charge of $2,189 million, included in Provisions for taxes on income, in connection with our decision to repatriate $28.3 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (the Act). This tax charge may be reduced by approximately $850 million in future periods due to technical corrections legislation expected to be considered in 2005.

The amount of foreign earnings to be repatriated pursuant to the Act could be increased by up to $10.6 billion, subject to future guidance from the U.S. Treasury. We expect the future guidance to clarify whether the unremitted earnings of companies acquired after December 31, 2002 are eligible for repatriation, as well as address the methodology under which unremitted earnings are allocated among members of a group for financial statement purposes which are not also part of the same consolidated tax group. Based on information presently available, the income tax effects of such additional repatriation could be up to $750 million.

As of April 3, 2005, we intend to continue to reinvest the earnings of our international subsidiaries overseas and, therefore, we have not recorded a U.S. tax provision on the remaining amount of unremitted earnings of our international subsidiaries.

Note 4:  Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia Corporation (Pharmacia) which was completed on April 16, 2003:

	Three Months Ended
(millions of dollars)	April 3, 2005	March 28, 2004

Integration costs	$106	$104
Restructuring costs	113	143
Total merger-related costs - expensed	$219	$247

In connection with the acquisition of Pharmacia, Pfizer management has approved plans to restructure and integrate the operations of both legacy Pfizer and legacy Pharmacia to combine operations, eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and is expected to include consulting, systems integrations, severance, costs of vacating duplicative facilities, contract termination and other exit costs.

Total merger-related expenditures expected to be incurred during 2003-2005 to achieve anticipated synergies are about $6.0 billion, on a pre-tax basis. The remaining costs expected to be incurred are primarily associated with asset impairments, exit costs and employee terminations.

Restructuring Costs

Through April 15, 2004, we recorded restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs were recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring costs incurred in the first year after the acquisition were considered part of the purchase price of Pharmacia and were recorded as an increase to goodwill. These restructuring costs also included costs associated with relocation. Changes to previous estimates of restructuring costs included as part of the purchase allocation of Pharmacia are recorded as a reduction to goodwill or an expense to operations, as appropriate. Restructuring costs incurred for legacy Pfizer and restructuring costs incurred after April 15, 2004 for legacy Pharmacia are charged to the results of operations.

The components of restructuring costs follow:

(millions of dollars)	Total	Utilization Through April 3, 2005	(a)	Reserve* April 3, 2005

Costs capitalized through April 15, 2004:
Employee termination costs	$1,535	$1,484		$51
Other	624	482		142
	$2,159	$1,966		$193
Costs expensed:
Employee termination costs	$569	$431		$138
Asset impairments	341	341		--
Other	84	45		39
	$994	$817		$177

*	Included in Other current liabilities.
(a)	Includes insignificant adjustments to original amounts established.

During the first quarter of 2005, we expensed $52 million for Employee termination costs, $51 million for Asset impairments and $10 million in Other. Through April 3, 2005, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia work force by 16,937 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 15,676 employees were terminated as of April 3, 2005. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write-down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia.

Note 5:  Discontinued Operations

We evaluate our businesses and product lines on an ongoing basis for strategic fit within our operations. As a result of our evaluation, in the first quarter of 2004, we decided to sell our in-vitro allergy and autoimmune diagnostics testing (Diagnostics) business, formerly included in the "Corporate/Other" category; our surgical ophthalmic business, formerly included in our Human Health segment; certain non-core consumer product lines marketed primarily in Europe, formerly included in our Consumer Healthcare segment; and certain European generic pharmaceutical businesses, formerly included in our Human Health segment. All of these sales were completed in 2004, except for the sale of two European generic pharmaceutical businesses. The revenues associated with the discontinued operations were $15 million in the first quarter of 2005 and $150 million in the first quarter of 2004.

In the first quarter of 2005, we sold one of the two remaining European generic pharmaceutical businesses for 70 million euro ($93 million) and recognized a gain of $57 million ($36 million net of tax). In connection with the expected sale of the remaining European generic business, we recorded an additional impairment of $9 million ($6 million net of tax) in the three months ended April 3, 2005 which is included in Income/(loss) from discontinued operations-net of tax.

Note 6:  Comprehensive Income/(Loss)

Comprehensive income/(loss) is comprised of the following:

	Three Months Ended
(millions of dollars)	April 3, 2005	March 28, 2004

Net income	$301	$2,331
Other comprehensive income/(expense):
Net unrealized gain/(loss) on available-for-sale securities arising during period-net of tax	(74)	148
Currency translation adjustment and other	(295)	1,386
Total other comprehensive income/(expense)	(369)	1,534
Total comprehensive income/(loss)	$(68)	$3,865

Note 7:  Financial Instruments

During the first three months of 2005, we entered into the following incremental or new derivative and hedging activities:

Financial Instrument	Hedge Type	Hedged Item	Notional Amount (millions of dollars)	Maturity Date
Forward-exchange contracts	Cash flow	Non-U.S. dollar denominated available-for-sale investments (a)	$2,678	Through 2005
Forward-exchange contracts	--	Short-term foreign currency assets and liabilities (b)	736	Through 2005

(a)	Forward-exchange contracts used to hedge available-for-sale investments in euros, Swedish krona, Denmark krone and U.K. pounds for the three months ended April 3, 2005.
(b)

Forward-exchange contracts used to offset short-term foreign currency assets and liabilities were primarily for intercompany transactions in euros, Japanese yen, U.K. pounds, Australian dollars and Swedish krona for the three months ended April 3, 2005.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first three months of 2005.

Note 8:  Inventories

The components of inventories follow:

(millions of dollars)	April 3, 2005	Dec. 31, 2004

Finished goods	$2,904	$2,850
Work-in-process	2,383	2,496
Raw materials and supplies	1,264	1,314
Total inventories	$6,551	$6,660

Note 9:  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended April 3, 2005 follow:

(millions of dollars)	Human Health	Consumer Healthcare	Animal Health	Other	Total

Balance, December 31, 2004	$20,966	$2,701	$79	$10	$23,756
Other(a)	(88)	27	(24)	--	(85)
Balance, April 3, 2005	$20,878	$2,728	$55	$10	$23,671

(a)	Includes the impact of foreign exchange and other insignificant adjustments.

 B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Human Health segment, follow:

	April 3, 2005		December 31, 2004
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$31,485	$(6,569)	$33,137	$(5,967)
Brands	1,012	(20)	1,037	(14)
License agreements	162	(21)	158	(17)
Trademarks	136	(92)	134	(90)
Other(a)	468	(205)	390	(186)
Total amortized finite-lived intangible assets	33,263	(6,907)	34,856	(6,274)
Indefinite-lived intangible assets:
Brands	3,985	--	4,012	--
License agreements	343	--	356	--
Trademarks	254	--	235	--
Other(b)	63	--	66	--
Total indefinite-lived intangible assets	4,645	--	4,669	--
Total identifiable intangible assets	$37,908	$(6,907)	$39,525	$(6,274)
Total identifiable intangible assets, less accumulated amortization	$31,001		$33,251

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

In the first quarter of 2005, we recorded an impairment charge of $1,145 million related to the developed technology rights for Bextra, a COX-2-specific inhibitor (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales) which was included in Other income/(deductions)-net.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute our products are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, information and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $901 million for the three months ended April 3, 2005 and $843 million for the three months ended March 28, 2004.

The annual amortization expense expected for the fiscal years 2005 through 2010 is $3,465 million in 2005, $3,345 million in 2006, $3,324 million in 2007, $2,485 million in 2008, $2,397 million in 2009, and $2,391 million in 2010.

Note 10:  Benefit Plans

The components of net periodic benefit cost of the U.S. and International pension plans and the postretirement plans for the three months ended April 3, 2005 and March 28, 2004 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (non-qualified)		International		Postretirement Plans
(millions of dollars)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$79	$71	$9	$8	$77	$68	$9	$10
Interest cost	104	97	15	15	80	71	28	31
Expected return on plan assets	(148)	(143)	--	--	(81)	(71)	(6)	(5)
Amortization of:
Prior service costs/(gains)	4	4	--	--	(1)	5	1	--
Net transition obligation	--	--	--	--	--	2	--	--
Actuarial losses	26	26	10	9	25	13	5	6
Curtailments and settlements-net	--	--	--	--	--	(1)	--	--
Special termination benefits	--	--	--	--	7	--	--	--
Net periodic benefit costs	$65	$55	$34	$32	$107	$87	$37	$42

We previously disclosed in our consolidated financial statements for the year ended December 31, 2004, that we expected to contribute from the Company's general assets approximately $4 million to our U.S. qualified pension plans, $342 million to our International pension plans, $94 million to our U.S. supplemental (non-qualified) pension plans and $146 million to our postretirement plans in 2005. We do not expect any material changes to those estimates as of April 3, 2005.

Note 11:  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended
(millions)	April 3, 2005	March 28, 2004

EPS Numerator - Basic:
Income from continuing operations	$272	$2,318

Less: Preferred stock dividends - net of tax	2	1

Income available to common shareholders from continuing operations	270	2,317

Discontinued operations-net of tax	29	13

Net income available to common shareholders	$299	$2,330

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	7,416	7,586

EPS Numerator - Diluted:
Income from continuing operations	$272	$2,318

Less: ESOP contribution - net of tax	1	1

Income available to common shareholders from continuing operations	271	2,317

Discontinued operations-net of tax	29	13

Net income available to common shareholders	$300	$2,330

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	7,416	7,586
Common share equivalents--stock options, stock issuable under employee compensation plans and convertible preferred stock	58	93
Weighted-average number of common shares outstanding and common share equivalents	7,474	7,679

Outstanding stock options, representing 579 million shares of common stock during the three months ended April 3, 2005, and 282 million shares of common stock during the three months ended March 28, 2004, had exercise prices greater than the average market price of our common stock. These options were excluded from the computation of diluted EPS for these periods because their inclusion would have had an antidilutive effect.

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

Note 12:  Segment Information

We operate in the following business segments:

Human Health

•

The human health segment, which represents our pharmaceutical business, includes treatments for cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies.

Consumer Healthcare

•	The consumer healthcare segment includes self-medications for oral care, upper respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth.

Animal Health

•	The animal health segment includes treatments for diseases in livestock and companion animals.

For our reportable operating segments (i.e., Human Health, Consumer Healthcare, Animal Health), segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income, minority interests and certain costs, such as significant impacts of purchase accounting for acquisitions and merger-related costs. This methodology is utilized by management to evaluate each business.

Certain income/(expense) items that are excluded from the operating segments' profit/(loss) are considered corporate items and therefore are included in Corporate/Other. These items include interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) items (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain equity-based compensation expenses not allocated to the business segments, significant impacts of purchase accounting for acquisitions, certain milestone payments, merger-related costs and intangible asset impairments.

Revenues and profits/(losses) by segment for the three months ended April 3, 2005 and March 28, 2004 were as follows:

		Human	Consumer	Animal	Corporate/
(millions of dollars)		Health	Healthcare	Health	Other	(a)	Consolidated

Revenues	2005	$11,440	$945	$496	$ 210		$13,091
	2004	11,041	804	428	214		12,487

Segment profit/(loss)	2005	$ 5,367	$159	$ 81	$(2,697)	(b)	$ 2,910
	2004	5,452	159	66	(2,548)	(c)	3,129

(a)

Includes certain income/(expense) items that are excluded from the operating segments' profit/(loss) that are considered corporate items and therefore are included in Corporate/Other. These items include interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) items (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain equity-based compensation expenses not allocated to the business segments, significant impacts of purchase accounting for acquisitions, certain milestone payments, merger-related costs and intangible asset impairments.

(b)

Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $857 million, including acquired in-process research and development, incremental intangible asset amortization and other charges, and the sale of acquired inventory written up to fair value of $858 million attributable to Human Health, $2 million for Consumer Healthcare, $3 million for Animal Health and a credit of $6 million for Corporate/ Other, (ii) merger-related costs of $219 million and (iii) costs associated with the suspension of Bextra's sales and marketing of $1,213 million.

(c)

Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $1,758 million, including acquired in-process research and development, incremental intangible asset amortization and other charges of $1,722 million attributable to Human Health, $2 million for Consumer Healthcare, $21 million for Animal Health and $13 million for Corporate/Other, (ii) merger-related costs of $247 million, and (iii) $32 million in operating results of a divested legacy Pharmacia research facility.

 Revenues for each group of similar products are as follows:

	Three Months Ended
(millions of dollars)	April 3, 2005	March 28, 2004	% Change

HUMAN HEALTH
Cardiovascular and metabolic diseases	$4,726	$4,186	13
Central nervous system disorders	1,591	1,947	(18)
Arthritis and pain	637	1,176	(46)
Infectious and respiratory diseases	1,482	1,234	20
Urology	702	636	11
Oncology	479	312	54
Ophthalmology	333	279	19
Endocrine disorders	257	219	17
All other	991	908	9
Alliance revenue	242	144	68
Total Human Health	11,440	11,041	4
CONSUMER HEALTHCARE	945	804	17
ANIMAL HEALTH	496	428	16
OTHER	210	214	(2)
Total revenues	$13,091	$12,487	5

Note 13:  Subsequent Events

On April 28, 2005, our board of directors declared a $.19 per share second quarter 2005 cash dividend on our common stock, payable on June 7, 2005 to shareholders of record on May 13, 2005.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of April 3, 2005 and the related condensed consolidated statements of income for the three-month periods ended April 3, 2005 and March 28, 2004, and the related condensed consolidated statements of cash flows for the three-month periods ended April 3, 2005 and March 28, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of December 31, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 6, 2005

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Components of the Condensed Consolidated Statement of Income follow:

	First Quarter
(millions of dollars, except per common share data)	2005	2004	% Change

Revenues	$13,091	$12,487	5

Cost of sales	2,191	1,794	22
% of revenues	16.7%	14.4%

Selling, informational and administrative expenses	4,085	3,933	4
% of revenues	31.2%	31.5%

Research and development expenses	1,764	1,649	7
% of revenues	13.5%	13.2%

Amortization of intangible assets	882	823	7
% of revenues	6.7%	6.6%

Merger-related in-process research and development charges	2	955	(100)
% of revenues	0.02%	7.7%

Merger-related costs	219	247	(11)
% of revenues	1.7%	2.0%

Other (income)/deductions-net	1,038	(43)	*

Income from continuing operations before provision for taxes on income and minority interests	2,910	3,129	(7)
% of revenues	22.2%	25.1%

Provision for taxes on income	2,635	809	226

Effective tax rate	90.6%	25.8%

Income from continuing operations	272	2,318	(88)
% of revenues	2.1%	18.6%

Discontinued operations-net of tax	29	13	125

Net income	$301	$2,331	(87)
% of revenues	2.3%	18.7%

Earnings per common share - Basic:
Income from continuing operations	$.04	$.31	(87)
Discontinued operations-net of tax	--	--	--
Net income	$.04	$.31	(87)

Earnings per common share - Diluted:
Income from continuing operations	$.04	$.30	(87)
Discontinued operations-net of tax	--	--	--
Net income	$.04	$.30	(87)

Cash dividends paid per common share	$.19	$.17

* Calculation not meaningful

OVERVIEW  OF OUR CONSOLIDATED OPERATING RESULTS

Our Business

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals, as well as many of the world's best known consumer healthcare products. Our longstanding value proposition has been to prove that our medicines cure or treat disease, including symptoms and suffering, and this remains our core mission.  But we have now expanded our value proposition to also show that our medicines not only can cure disease but also can markedly improve health systems, by reducing overall healthcare costs, improving societies' economic well-being, and increasing effective prevention and treatment of disease. We generate revenue through the sale of our products, as well as through alliance agreements by copromoting products discovered by other companies.

Our Expectation for 2005

Results in 2005 are being, and will continue to be, impacted by loss of U.S. exclusivity of four major products -- Diflucan, Neurontin, and Accupril during 2004 and Zithromax in 2005. In addition, we face the loss of U.S. exclusivity for Zoloft during 2006 and Norvasc and Zyrtec during 2007. These seven products represented 33% of our Human Health revenues and 29% of our total revenues for the year ended December 31, 2004. Revenues also have been, and will continue to be, impacted by publicity and regulatory actions regarding COX-2-specific inhibitor products (see further discussion below).

Mitigating these impacts, in the first quarter of 2005, was the strong performance across our broad portfolio of patent-protected medicines. Our portfolio of medicines includes five of the world's 25 best-selling medicines, with 11 medicines that lead their therapeutic areas. Our total revenue growth of 5% in the first quarter of 2005 compared to the same period in 2004 was the result of two underlying forces. First, Pfizer markets the broadest array of in-line and new products in the industry; and second, Pfizer is a business going through the natural process of reinventing itself. We are addressing the loss of exclusivity of a number of products, a situation that we have long planned for, by advancing a number of internally developed, in-licensed, and copromoted product candidates.

We believe we have important competitive advantages that will serve us well and distinguish us from others in our industry. Our product portfolio and pipeline demonstrate the benefits of Pfizer's scale and our skill at leveraging the opportunities it provides us. Scale also enhances our status as 'partner of choice' with other companies who have promising product candidates and technologies, as well as giving us influence as a global purchaser of goods and services.

Our strategic and operating flexibility allows us to marshal and focus resources when and where they are needed, to change with a changing environment, and to recognize and seize emerging opportunities.

Our Adapting to Scale Initiative

In the first quarter of 2005, we launched a company-wide initiative that involves a comprehensive review of our processes, organizations, systems and decision-making with the goals of unburdening the organization, funding key investments, and realizing significant cost savings. The Adapting to Scale (AtS) initiative is a global effort covering all functions and businesses and is expected to result in $4 billion in annual cost savings by 2008.

We view the AtS initiative as a natural follow-on to the absorption of two significant acquisitions within the last five years and our related efforts to create one integrated organization. Our AtS initiative will include the acquisition of new products and technologies, productivity gains in research and development (R&D), field force optimization, manufacturing plant rationalization, procurement savings, expansion of shared services, systems standardization, and improving the speed and focus of our internal governance processes.

We expect the costs associated with this multi-year effort to begin in the third quarter of 2005 and continue through 2008. Total AtS-related expenditures expected to be incurred during this period are about $5 to $6 billion, on a pre-tax basis. These costs will include such charges as severance costs (including the associated impacts to our benefit plans, including settlements and curtailments), asset impairments, exit costs and accelerated depreciation charges (primarily associated with plant network optimization efforts in a continuing response to the Pharmacia acquisition as well as changing business needs), and implementation costs (incremental costs of implementing the initiative primarily associated with systems integration activities and the expansion of shared services).

 Various efforts are underway throughout the company. Within Human Health, the realignment of our U.S. field sales force is in response to  a changing marketplace. The worldwide effort to optimize our manufacturing plant network, which started as part of the Pharmacia integration, continues and will be further expanded under the AtS initiative. Research and development-related activities include concentrating certain operational functions such as bio-imaging in selected "centers of emphasis", streamlining our wide-ranging sample and clinical supply network and implementing more efficient clinical study designs. Efforts continue to fully leverage our scale advantage in procurement of goods and services. In addition, the potential benefit of sourcing various activities in lower-cost environments is under evaluation.

COX-2 Developments

On April 7, 2005, the U.S. Food and Drug Administration (FDA) announced a decision to require boxed warnings of potential cardiovascular and gastrointestinal risk for all COX-2 pain relievers and all non-steroidal anti-inflammatory drugs (NSAIDs), including Celebrex and older non-specific drugs such as ibuprofen and naproxen (See Revenues for further discussion of Celebrex and Bextra).

Further, the FDA decided that, while Bextra's cardiovascular risk could not be differentiated from other NSAIDs, the additional, increased risk of rare but serious skin reactions associated with Bextra, already described in its label, warranted its withdrawal from the market. In 2004, we recorded $1,286 million in revenue for Bextra. We respectfully disagree with the FDA's position regarding the relative risk/benefit profile of Bextra. However, in deference to the FDA's view, we suspended sales of the medicine pending further discussions.

In connection with the decision to suspend sales of Bextra in the U.S., European Union (E.U.), and certain other markets, we recorded certain charges totaling $1,213 million ($766 million net of tax) in the first quarter of 2005. These pre-tax charges included $1,145 million related to the impairment of developed technology rights associated with Bextra and $10 million related to the write-off of machinery and equipment, both of which are included in Other income/(deductions)-net; $56 million in write-offs of inventory, included in Cost of sales; and $2 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses. In addition, we recorded in the first quarter of 2005 a net charge of $71 million, substantially against Revenues, for estimated customer returns.

REVENUES

Total revenues increased 5% in the first quarter of 2005, as compared to the same period in 2004.

Revenues increased in the first quarter of 2005, reflecting a number of positive and negative factors. Positive impacts include three additional business days in our fiscal calendar in the first quarter of 2005 compared to the same period in 2004, strong performances by Lipitor, Zithromax and other product lines and the weakening of the U.S. dollar relative to a number of foreign currencies. Such impacts were offset in part by sales declines for Celebrex and Bextra as well as for Neurontin, Diflucan, and Accupril due to recent generic competition in the U.S.

Changes in foreign exchange rates increased revenues in the first quarter of 2005 by $399 million or 3.2% compared to the same period in 2004. The foreign exchange impact on revenue growth was due to the weakening of the U.S. dollar relative to many foreign currencies, especially the euro which accounted for 45% of the impact in the first quarter of 2005.

The impact of price changes on revenues was 1.6% in the first quarter of 2005.

The loss of patent protection with respect to any of our major products could have a material adverse effect on revenue and net income. The Company expects a substantial impact from the loss of exclusivity of certain major products over the next few years.

Deductions from Revenues

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

Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 0.5% of Human Health net sales and can result in a net increase to income or a net decrease to income. The sensitivity of our estimates can vary by program, type of customer and geographic location. However, estimates associated with U.S. Medicaid and contract rebates are most at-risk for material adjustment because of the extensive time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year. Because of this time lag, in any given quarter, our adjustments to actual can incorporate revisions of several prior quarters.

We generally record sales incentives as a reduction of revenues at the time the related revenues are recorded or when the incentive is offered, whichever is later. We estimate the cost of our sales incentives based on our historical experience with similar incentive programs.

Rebates under Medicaid and related state programs reduced revenues by $375 million in the first quarter of 2005 and $348 million in the first quarter of 2004. Performance-based contracts also provide for rebates to several customers. Contract rebates reduced revenues by $587 million in the first quarter of 2005 and $446 million in the first quarter of 2004. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold. Chargebacks (primarily discounts to federal government agencies) reduced revenues by $294 million in the first quarter of 2005 and $271 million in the first quarter of 2004.

Our accruals for Medicaid rebates, contract rebates and chargebacks totaled $1,692 million at April 3, 2005 and $1,653 million at December 31, 2004.

Revenues by Country

Revenues by country for the first quarter of 2005 and the changes from the same period in 2004 were as follows:

	First Quarter
(millions of dollars)	2005	% of Revenues	2004	% of Revenues	% Change

United States	$6,976	53.3	$7,149	57.3	(2)
Japan	882	6.7	728	5.8	21
All other	5,233	40.0	4,610	36.9	14
Consolidated	$13,091	100.00	$12,487	100.0	5

Geographic Revenues by Segment

Geographic revenues by segment and the changes from the same period in 2004 were as follows:

	Revenues (millions of dollars)				% Change in Revenues
	U.S.		International		U.S.	International
	2005	2004	2005	2004	05/04	05/04

Human Health	$6,206	$6,462	$5,234	$4,579	(4)	14
Consumer Healthcare	483	416	462	388	16	19
Animal Health	219	199	277	229	10	21
Other	68	72	142	142	(6)	1
Total Revenues	$6,976	$7,149	$6,115	$5,338	(2)	15

Revenue information for several of our major Human Health products follows:

		First Quarter
Product	Primary Indications	millions of dollars	% Change from 2004

Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,075	23
Norvasc	Hypertension	1,175	3
Cardura	Hypertension/Benign prostatic hyperplasia	153	4
Accupril/Accuretic	Hypertension/Congestive heart failure	100	(47)
Caduet	Reduction of LDL cholesterol and hypertension	31	10
Central nervous system disorders:
Zoloft	Depression and anxiety disorders	845	4
Neurontin	Epilepsy and neuropathic pain	182	(74)
Geodon	Schizophrenia	138	56
Xanax/Xanax XR	Anxiety/Panic disorders	102	19
Aricept*	Alzheimer's disease	85	19
Relpax	Migraine headaches	53	77
Lyrica	Epilepsy and neuropathic pain	20	--
Arthritis and pain:
Celebrex	Arthritis pain and inflammation	411	(47)
Bextra	Arthritis pain and inflammation	56	(79)
Infectious and respiratory diseases:
Zithromax	Bacterial infections	797	71
Zyvox	Bacterial infections	143	47
Diflucan	Fungal infections	138	(55)
Vfend	Fungal infections	88	38
Urology:
Viagra	Erectile dysfunction	438	5
Detrol/Detrol LA	Overactive bladder	252	22
Oncology:
Camptosar	Metastatic colorectal cancer	212	132
Ellence	Breast cancer	90	13
Aromasin	Advanced breast cancer	55	134
Ophthalmology:
Xalatan/Xalacom	Glaucoma	333	19
Endocrine disorders:
Genotropin	Replacement of human growth hormone	203	13
All other:
Zyrtec/Zyrtec-D	Allergies	342	14
Alliance revenue:
Aricept, Macugen, Spiriva, Rebif and Mirapex	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), chronic obstructive pulmonary disease (Spiriva), multiple sclerosis (Rebif), Parkinson's disease (Mirapex)	242	68

*	Represents direct sales under license agreement with Eisai Co., Ltd.

Selected Product Descriptions:

•

Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. After eight years on the market, it continues to generate double-digit growth. Year-to-date U.S. new prescriptions for Lipitor grew 11%, setting the pace in a strong growth market. With its ability to bring the vast majority of patients to target cholesterol goals across the full dosing range, with an excellent safety profile and proven range of unparalleled cardiovascular benefits, Lipitor continues to gain wide physician and patient acceptance.

There continues to be an opportunity for further growth of the cholesterol-lowering market. Of the tens of millions of people around the world who need medical therapy for high cholesterol, only about one-third are actually receiving treatment.  Worldwide, millions of people with high cholesterol are not diagnosed, are not treated, or are treated with a dose inadequate to achieve their cholesterol goals.  Evolving treatment guidelines continue to encourage the broad use of statin therapy.

•

Norvasc is the world's most-prescribed branded medicine for treating hypertension. The reduced rate of growth in sales in the first quarter of 2005 compared to same period in 2004 (3% in 2005 as compared to 16% in 2004) is attributable to patent expirations in several E.U. member countries. Norvasc maintains exclusivity in many other major markets globally, including the U.S., Japan, Canada and Australia.

•

Zoloft is the most-prescribed antidepressant in the U.S. It is for the treatment of depression, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD, and is the only approved agent for the long-term treatment of PTSD and SAD, an important differentiating feature as these disorders tend to be chronic.

In the E.U., the Committee for Human Medicinal Products (CHMP) is conducting a review of 12 antidepressants, including Zoloft, regarding their use in children and adolescents.  In February 2005, Pfizer provided a response to the review, and an assessment report from the CHMP is expected in the second quarter of 2005.

In the U.S., in February 2005, Pfizer implemented FDA instructions that require the makers of all currently marketed antidepressants, including tricyclic agents, MAO inhibitors, selective serotonin reuptake inhibitors such as Zoloft, selective norepinephrine reuptake inhibitors, and atypical antidepressants, to include a black-box warning that antidepressants increased the risk of suicidal thinking and behavior in children and adolescents in pooled, short-term studies. In the nine completed clinical trials of Zoloft in pediatric and adolescent patients, which included studies of Zoloft in children diagnosed with depression, OCD, or both, no suicides occurred. The trials found no statistically significant differences between Zoloft-treated patients and placebo controls in their rates of suicide attempts or ideation.

•

Neurontin, for use in adjunctive therapy for epilepsy, is also approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. Neurontin has also been approved for the management of post-herpetic neuralgia, a persistent, painful condition that affects many people in the aftermath of the viral infection commonly known as shingles. Neurontin is the first oral medication approved in the U.S. for this condition.

In the latter half of 2004, Ivax Corporation (Ivax), Alpharma Inc. (Alpharma) and Teva Pharmaceuticals Industries Ltd. (Teva) launched generic versions of Neurontin (gabapentin) at-risk, despite ongoing patent litigation. We are aggressively pursuing our claims of patent infringement against Ivax, Alpharma, Teva and other generic manufacturers. Following those at-risk launches, we launched generic gabapentin through Greenstone, our U.S. generic pharmaceutical subsidiary. However, the introduction of generic versions of gabapentin caused the 74% reduction in first quarter 2005 Neurontin sales compared to the same period in 2004.

•	Celebrex and Bextra

In September 2004, Merck voluntarily withdrew its COX-2-specific inhibitor, Vioxx, from the market due to studies revealing an increased cardiovascular risk compared to placebo. Prompted by that action, regulatory agencies in several countries initiated a comprehensive review of the COX-2 drugs and in some instances other NSAIDs.

The FDA Arthritis Advisory Committee and the Drug Safety and Risk Management Advisory Committee met jointly on February 16 to18 to review COX-2-specific inhibitors and other NSAIDs. After evaluating a substantial body of clinical data regarding Celebrex and Bextra and weighing the benefits and risks of these products, the Advisory Committees recommended to the FDA that these medicines remain available to patients with revised labeling.

A similar review has been undertaken by the European Medicines Evaluation Agency (EMEA). While this process is still ongoing, the agency's Committee for Medicinal Products for Human Use announced its conclusion on February 7, 2005, that available data had shown an increased risk of cardiovascular events for the class of COX-2 drugs. The EMEA, as an interim measure, is requiring new labeling for all of these drugs that includes a restriction in patients with established heart disease or stroke and additional warnings to physicians regarding use in patients with cardiovascular risk factors.

On April 7, 2005, the FDA announced a decision to require boxed warnings of potential cardiovascular risk for all COX-2 pain relievers and all NSAIDs, including older non-specific drugs such as ibuprofen and naproxen. The boxed warning for all NSAIDs, including Celebrex, will also contain information regarding gastrointestinal risk that is already included elsewhere in their current labels. In addition, the FDA is asking manufacturers of all over-the-counter NSAIDs to revise their labeling to include more information on potential cardiovascular and gastrointestinal risks as well as a warning about potential skin reactions. We plan to have further discussions with the FDA regarding the precise content of the Celebrex label. We have accumulated extensive Celebrex clinical data over the past 10 years involving more than 40,000 patients and we remain committed to conducting additional long-term clinical studies evaluating the benefits and risks of Celebrex.

Further, the FDA decided that while Bextra's cardiovascular risk could not be differentiated from other NSAIDs, the additional, increased risk of rare but serious skin reactions associated with Bextra, already described in its label, warranted its withdrawal from the market. We respectfully disagree with the FDA's position regarding the relative risk/benefit profile of Bextra. However, in deference to the regulatory agency's view, we suspended sales of the medicine pending further discussions with the FDA. In addition, at the request of European and other regulators, we suspended sales of Bextra in the E.U., Canada, Hong Kong, Singapore, Malaysia, South Africa, the Philippines and Mexico. We are in contact with other regulatory agencies around the world and will take appropriate measures based on those discussions. The ongoing class review of COX-2 products in the E.U., which had been considering cardiovascular issues, has been expanded to include an assessment of serious skin reactions. Further hearings on these issues are scheduled for late May, and the suspension of Bextra sales will remain in effect pending completion of this review.

The market for pain relievers has shown considerable change since the withdrawal of Vioxx in September 2004. Following the FDA and EMEA regulatory reviews of these medicines in February 2005, the market for prescription pain relievers indicated lower, but stabilizing levels compared to pre-Vioxx withdrawal levels. We do not expect the additional labeling information for Celebrex to further impact 2005 revenues. Revenues from Celebrex in 2005, prior to the FDA's recent decision, were already expected to be significantly lower than in 2004. In December 2004, we submitted a New Drug Application to the FDA for Dynastat (parecoxib), which is the injectable prodrug of valdecoxib (Bextra's active ingredient) for acute pain. We plan to continue the regulatory process for this medicine.

•

Zithromax is the world's largest selling antibiotic as well as the leading branded product in the U.S. respiratory-infection market. Zithromax is first-line therapy for a number of key indications, including acute exacerbations of chronic bronchitis, community-acquired pneumonia, sinusitis, and otitis media. Zithromax performance was strong in the first quarter of 2005, based on its clear benefits as well as an active flu season.

Although Zithromax has experienced patent expirations in certain countries, it retains basic patent protection in the U.S. until November 2005.

•	Diflucan is a systemic antifungal. The decrease in sales in the first quarter of 2005 compared to the same period in 2004 is mainly due to loss of exclusivity in the U.S. in July 2004.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands. The increase in sales in the first quarter of 2005 compared to same period in 2004 reflects the stabilization of the market after the introduction of two competing products. Viagra maintains a strong leadership position with 68% of worldwide sales of phosphodiesterase-5 inhibitors for the twelve months ending January 2005.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is the most-prescribed branded glaucoma medicine in the world. Clinical data showing its advantages in treating intra-ocular pressure compared with beta blockers should support the continued growth of this important medicine.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. The increase in sales in the first quarter of 2005 compared to the same period in 2004 is attributable to stabilization in the prescription antihistamine market subsequent to the Rx to OTC switch of loratadine as the majority of the managed care plans have completed their formulary tier changes in this category.

Consumer Healthcare

Revenues of our Consumer Healthcare business follow:

	First Quarter
(millions of dollars)	2005	2004	% Change

Consumer Healthcare	$945	$804	17

The increase in consumer healthcare revenues in the first quarter of 2005, as compared to the same period in 2004, was attributable to:

•	the 21% increase in the first quarter of 2005 in sales of Listerine mouthwash, which benefited from the U.S. launch of Listerine Advanced in September 2004;

•	growth from Sudafed and other upper-respiratory products, Zantac, and tobacco dependence products; and

•	the favorable impact of the weakening of the U.S. dollar relative to many foreign currencies.

Animal Health

Revenues of our Animal Health business were as follows:

	First Quarter
(millions of dollars)	2005	2004	% Change

Livestock products	$303	$266	14
Companion animal products	193	162	19
Total Animal Health	$496	$428	16

The increase in animal health revenues in the first quarter of 2005, as compared to the same period in 2004, was attributable to:

•

in livestock, the launch of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe and the acquisition of two businesses in the first quarter 2004, and the launch of Excede (an antimicrobial aimed at treating respiratory disease in beef, non-lactating cattle and swine) in the U.S. in the third quarter of 2004;

•	in companion animal, increased promotional activities throughout our markets that resulted in Rimadyl, Revolution and Clavamox growing at double-digit rates for the first quarter of 2005; and

•	the favorable impact of the weakening of the U.S. dollar relative to many foreign currencies.

 COSTS AND EXPENSES

Cost of Sales

Cost of sales as a percentage of revenue in the first quarter of 2005, relative to the same period in 2004, was adversely impacted by changes in production volume, as well as geographic, segment and product mix, which reflect the loss of exclusivity of certain major products in the U.S., lower year-over-year sales of COX-2 products and charges for write-offs of inventory related to the suspension of Bextra sales (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales).

We expect cost of sales, as a percentage of revenue, to remain under pressure in 2005.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses  increased 4% in the first quarter of 2005, as compared to the same period in 2004, mainly due to the unfavorable impact of foreign exchange, partially offset by the year-over-year increase in merger-related synergies.

Research and Development Expenses

Research and development (R&D) expenses increased 7% in the first quarter of 2005, as compared to the same period in 2004. This was attributable to continued investment to support long-term growth, the advancement of our portfolio and the unfavorable impact of foreign exchange.

Product Developments

We continue to invest in R&D to provide future sources of revenue through the development of new products, as well as through additional uses for existing in-line and alliance products. We have a broad and deep pipeline of medicines in development. However, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

Certain significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Depo-SubQ Provera	Subcutaneous formulations to treat endometriosis pain	March 2005

Ellence	Adjuvant long-term cancer treatment	March 2005

 Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Lyrica	Add-on therapy for adult patients with partial seizures	March 2005

Exubera	Inhaled form of insulin for type 1 and type 2 diabetes	February 2005

Dynastat (parecoxib)	Injectable prodrug of valdecoxib for acute pain	December 2004

Revatio (sildenafil citrate)	Oral treatment for pulmonary arterial hypertension (PAH)	December 2004

Aromasin	Treatment for early breast cancer	December 2004

Oporia (lasofoxifene)	Vaginal atrophy;	December 2004
	Selective estrogen modulator for the prevention of post-menopausal osteoporosis	August 2004

Norvasc	Reduction of cardiovascular risk, including risk of coronary heart disease, myocardial infarction, cardiovascular procedures and strokes	August 2004

Zithromax microspheres	Sustained release form of Zithromax	August 2004

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy	March 2004

On April 14, 2005, Neurocrine Biosciences, Inc. (Neurocrine) announced that it resubmitted a NDA for indiplon capsules and will resubmit a NDA for indiplon tablets during the second quarter of 2005.

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Vfend	Approval in Japan for treatment of aspergillosis	April 2005	--

	Approval for treatment of serious, invasive, fluconazole-resistant candida infections and first-line treatment of candidemia in non-neutropenic patients was granted in the E.U.	January 2005	--

Revatio	Application submitted in the E.U. for treating pulmonary arterial hypertension	--	December 2004

Geodon	Application submitted in the E.U. for treating manic bipolar disorder	--	December 2004

Macugen	Application submitted in the E.U., Canada, Australia and Brazil for age-related macular degeneration (AMD)	--	September 2004

Genotropin	Treatment of short stature and growth problems in Japan	--	July 2004

Neurontin	Application submitted in Japan for epilepsy	--	April 2004

Exubera	Application submitted in the E.U. as an inhaled form of insulin for type 1 and type 2 diabetes	--	February 2004

Daxas (roflumilast)	Application submitted in the E.U. for chronic obstructive pulmonary disease and asthma	--	February 2004

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Celebrex	Sporadic adenomatous polyposis - a precancerous condition caused by growths (polyps) in the intestines
Cardiovascular benefits in osteoarthritis patients at high cardiovascular risk

Camptosar IV	Adjuvant colorectal cancer
Gastric cancer

Xalatan (new delivery device)	Ocular hypertension

Drug candidates in late-stage development include indiplon, a GABA receptor modulator in development with Neurocrine for treatment of insomnia; Sutent, or SU-11248, an angiogenesis inhibitor for treatment of gastrointestinal stromal tumors and metastatic renal cell carcinoma; varenicline, a nicotine-receptor partial antagonist for smoking cessation; Daxas, a phosphodiesterase-4 inhibitor in co-development with Altana Pharma for chronic obstructive pulmonary disease and asthma; maraviroc (UK-427,857), a CCR-5 receptor antagonist for HIV; capravirine, a non-nucleoside reverse transcriptase inhibitor for HIV; torcetrapib/atorvastatin, a combination CETP inhibitor/statin for heart disease; asenapine, for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; and Zithromax/chloroquine for treatment of malaria.

The clinical development program for the selective cytotoxic agent edotecarin was terminated due to the insufficient activity demonstrated in the studied tumor types. Development rights for edotecarin were returned to Banyu Pharmaceuticals, Inc.

Additional product-related programs are in various stages of discovery and development.

Merger-Related In-Process Research And Development Charges

We recorded a charge of $955 million in the first three months of 2004 based on our estimate of the portion of the purchase price allocated to in-process research and development (IPR&D), attributable to several acquisitions, which included $920 million relating to the acquisition of Esperion Therapeutics, Inc. (Esperion).

Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia Corporation (Pharmacia) which was completed on April 16, 2003:

	Three Months Ended
(millions of dollars)	April 3, 2005	March 28, 2004

Integration costs	$106	$104
Restructuring costs	113	143
Total merger-related costs - expensed	$219	$247

In connection with the acquisition of Pharmacia, Pfizer management has approved plans to restructure and integrate the operations of both legacy Pfizer and legacy Pharmacia to combine operations, eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and is expected to include consulting, systems integrations, severance, costs of vacating duplicative facilities, contract termination and other exit costs (see Note 4, Merger-Related Costs).

Cost synergies resulting from the acquisition of Pharmacia totaled more than $1.0 billion in the first three months of 2005 and are expected to be about $4.2 billion in full-year 2005. Synergies stem from a broad range of sources, including a streamlined organization, reduced operating expenses and procurement savings. Total merger-related expenditures expected to be incurred during 2003-2005 to achieve these synergies are about $6.0 billion, on a pre-tax basis. The remaining costs expected to be incurred are primarily associated with asset impairments, exit costs and employee terminations.

Restructuring Costs

Through April 15, 2004, we recorded restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia. These costs were recognized as liabilities assumed in the purchase business combination. Accordingly, the restructuring costs incurred in the first year after the acquisition were considered part of the purchase price of Pharmacia and were recorded as an increase to goodwill. These restructuring costs also included costs associated with relocation. Changes to previous estimates of restructuring costs included as part of the purchase allocation of Pharmacia are recorded as a reduction to goodwill or an expense to operations, as appropriate. We recorded, through April 15, 2004, $2,159 million of restructuring costs associated primarily with employee terminations and exiting certain activities that were considered part of the purchase price of Pharmacia. The majority of the restructuring costs related to employee terminations. At April 3, 2005, liabilities for these restructuring costs incurred but not paid totaled $193 million and are included in Other Current Liabilities.

Restructuring costs incurred for legacy Pfizer and restructuring costs incurred after April 15, 2004 for legacy Pharmacia are charged to the results of operations. Through April 3, 2005, we have recorded, in total, $994 million of restructuring costs for exiting certain activities of legacy Pfizer and legacy Pharmacia (from April 16, 2004), including severance, costs of vacating duplicative facilities, contract termination and other exit costs. At April 3, 2005, liabilities for these restructuring costs incurred but not paid totaled $177 million and are included in Other Current Liabilities.

During the first quarter of 2005 we expensed $52 million for Employee termination costs, $51 million for Asset impairments and $10 million in Other. Through April 3, 2005, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia work force by 16,937 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 15,676 employees were terminated as of April 3, 2005. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write-down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia. See the more complete discussion in Note 4, Merger-Related Costs.

Other income/(deductions)-net

In the first quarter of 2005, we recorded impairment charges of $1,145 million related to the developed technology rights for Bextra, a COX-2-specific inhibitor, and $10 million related to the write-off of machinery and equipment (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales), both of which are included in Other income/(deductions)-net.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 90.6% for the first quarter of 2005 compared to 25.8% in the same period in 2004. The increase in taxes on income is due to recording a $2,189 million charge related to our decision to repatriate certain foreign earnings under the American Jobs Creation Act of 2004 (the Act), offset in part by the effect of changes in geographic and product mix. Income taxes in the first quarter of 2004 were impacted by a $955 million charge for IPR&D, primarily relating to our acquisition of Esperion, which was not deductible for tax purposes.

In the first quarter of 2005, we recorded an income tax charge of $2,189 million, included in Provisions for taxes on income, in connection with our decision to repatriate $28.3 billion of foreign earnings in accordance with the Act. This tax charge may be reduced by approximately $850 million in future periods due to technical corrections legislation expected to be considered in 2005.

The amount of foreign earnings to be repatriated pursuant to the Act could be increased by up to $10.6 billion, subject to future guidance from the U.S. Treasury. We expect the future guidance to clarify whether the unremitted earnings of companies acquired after December 31, 2002 are eligible for repatriation, as well as address the methodology under which unremitted earnings are allocated among members of a group for financial statement purposes which are not also part of the same consolidated tax group. Based on information presently available, the income tax effects of such additional repatriation could be up to $750 million.

As of April 3, 2005, we intend to continue to reinvest the earnings of our international subsidiaries overseas and, therefore, we have not recorded a U.S. tax provision on the remaining amount of unremitted earnings of our international subsidiaries.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted Income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. The Company reports Adjusted Income in order to portray the results of our major operations--the discovery, development, manufacture, marketing, and sale of prescription medicines for humans and animals, as well as our over-the-counter products--prior to considering certain income statement elements. We have defined Adjusted Income as net income before discontinued operations, significant impacts of purchase accounting for acquisitions, merger-related costs and certain significant items. The Adjusted Income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net Income.

The Adjusted Income measure is an important internal measurement for Pfizer. We measure the performance of the overall Company on this basis. The following are examples of how the Adjusted Income measure is utilized.

•	Senior management receives a monthly analysis of the operating results of our Company that is prepared on an Adjusted Income basis;

•	The annual budgets of our Company are prepared on an Adjusted Income basis; and

•

Annual and long-term compensation, including annual cash bonuses, merit-based salary adjustments and stock options, for various levels of management, is based on financial measures that include Adjusted Income. The Adjusted Income measure currently represents a significant portion of target objectives that are utilized to determine the annual compensation for various levels of management, although the actual weighting of the objective may vary by level of management and job responsibility and may be considered in the determination of certain long-term compensation plans. The portion of senior management's bonus, merit-based salary increase and stock option awards based on the Adjusted Income measure ranges from 10% to 30%.

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

We also recognize that, as an internal measure of performance, the Adjusted Income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted Income measure is that it provides a view of our Company's operations without including all events during a period such as the effects of an acquisition, merger-related charges or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of performance in the Company. For example, our Research and Development organization has productivity targets, upon which its effectiveness is measured. In addition, for senior levels of management, a portion of their long-term compensation is based on U.S. GAAP net income.

Purchase Accounting Adjustments

Adjusted Income is calculated prior to considering significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia and Esperion as well as net-asset acquisitions. These impacts can include charges for purchased in-process research and development, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted Income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase-accounting adjustments associated with a business combination, such as the amortization of intangibles acquired in connection with our acquisition of Pharmacia, can occur for up to 40 years (these assets have a weighted-average useful life of approximately 10 years), but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs have been previously expensed.

However, a completely accurate comparison of internally developed intangible assets and acquired intangible assets cannot be achieved through Adjusted Income. This component of Adjusted Income is derived solely with the impacts of the items listed in the first paragraph of this section. We have not factored in the impacts of any other differences in experience that might have occurred if Pfizer had discovered and developed those intangible assets on its own and this approach does not intend to be representative of the results that would have occurred in those circumstances. For example, our research and development costs in total, and in the periods presented, may have been different; our speed to commercialization and resulting sales, if any, may have been different; or our costs to manufacture may have been different. In addition, our marketing efforts may have been received differently by our customers. As such, in total, there can be no assurance that our Adjusted Income amounts would have been the same as presented had Pfizer discovered and developed the acquired intangible assets.

Merger-Related Costs

Adjusted Income is calculated prior to considering integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision. For additional clarity, only restructuring and integration activities that are associated with a purchase business combination or a net-asset acquisition are included in merger-related costs. We have not factored in the impacts on synergies that would have resulted had these costs not been incurred.

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

The integration and restructuring costs associated with a business combination may occur over several years with the more significant impacts ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the highly regulated nature of the pharmaceutical business, the closure of excess facilities can take several years as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA. In other situations, we may be required by local laws to obtain approvals prior to terminating certain employees. This approval process can delay the termination action.

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

Certain Significant Items

Adjusted Income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of  items that could be included as certain significant items would be a major non-acquisition-related restructuring charge, if nonrecurring in nature, such as those related to our recently announced Adapting to Scale initiative; costs associated with a significant recall of one of our products; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; the impact of adopting certain significant tax legislation, such as charges attributable to the repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Legal Proceedings included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

A reconciliation between net income, as reported under GAAP, and Adjusted Income follows:

	First Quarter
(millions of dollars)	2005	2004	% Incr./ (Decr.)

Reported net income	$301	$2,331	(87)
Discontinued operations-net of tax	(29)	(13)	125
Purchase accounting adjustments-net of tax	622	1,513	(59)
Merger-related costs-net of tax	151	126	20
Certain significant items-net of tax	2,955	19	M+
Adjusted Income	$4,000	$3,976	1

M+ Change greater than one-thousand percent.

Adjusted income as shown above excludes the following items:

	First Quarter
(millions of dollars)	2005	2004

Discontinued operations, pre-tax:
Loss/(income) from discontinued operations (a)	$18	$(20)
Gains on sales of discontinued operations(a)	(65)	--
Total discontinued operations pre-tax	(47)	(20)
Income taxes	18	7
Total discontinued operations-net of tax	(29)	(13)
Purchase accounting adjustments, pre-tax:
In-process research and development charges(b)	2	955
Intangible amortization and other(c)	855	803
Total purchase accounting adjustments, pre-tax	857	1,758
Income taxes	(235)	(245)
Total purchase accounting adjustments-net of tax	622	1,513
Merger-related costs, pre-tax:
Integration costs(d)	106	104
Restructuring charges(d)	113	143
Total merger-related costs, pre-tax	219	247
Income taxes	(68)	(121)
Total merger-related costs-net of tax	151	126
Certain significant items, pre-tax
Asset impairment charge and other costs associated with the suspension of selling Bextra(e)	1,213	--
Operating results of divested legacy Pharmacia research facility(f)	--	32
Total certain significant items, pre-tax	1,213	32
Income taxes	(447)	(13)
Tax impact for the repatriation of foreign earnings(g)	2,189	--
Total certain significant item-net of tax	2,955	19
Total discontinued operations, purchase accounting adjustments, merger-related costs and certain significant items-net of tax	$3,699	$1,645

(a)	Included in Discontinued operations-net of tax.
(b)	Included in Merger-related in-process research and development charges.
(c)	Included primarily in Amortization of intangible assets.
(d)	Included in Merger-related costs.
(e)	Included in Cost of sales ($56 million), Selling informational and administrative expenses ($2 million) and Other (income)/deductions-net ($1,155 million).
(f)	Included in Research and development expenses.
(g)	Included in Provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Asset Position

Our net financial asset position was as follows:

(millions of dollars)	April 3, 2005	Dec. 31, 2004

Financial assets:
Cash and cash equivalents	$1,476	$1,808
Short-term investments	20,495	18,085
Short-term loans	587	653
Long-term investments and loans	3,619	3,873
Total financial assets	26,177	24,419
Debt:
Short-term borrowings	13,399	11,266
Long-term debt	6,432	7,279
Total debt	19,831	18,545
Net financial assets	$6,346	$5,874

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Expected Impact of Repatriation of Foreign Earnings

Based on our decision to repatriate foreign earnings totaling $28.3 billion in accordance with the American Jobs Creation Act of 2004 (the Act), the planned use of proceeds includes domestic expenditures relating to advertising and marketing activities, research and development activities, capital assets and other asset acquisitions and non-executive compensation in accordance with the provisions of the Act (as in effect on April 3, 2005). At April 3, 2005 our international subsidiaries held cash and cash equivalents and short-term investments totaling in excess of $20 billion. Additionally, our international subsidiaries are expected to generate cash flow during 2005, which, together with third-party borrowings as required, will be available to fund the repatriation.

The proceeds from the repatriation will be utilized to finance domestic activities, thereby reducing our reliance on short-term borrowings. This is expected to result in an overall decrease in our short-term borrowings by the end of 2005.

Investments

Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings.

Debt Capacity

Our short-term borrowings are rated P-1 by Moody's Investors Service (Moody's) and A-1+ by Standard & Poor's (S&P). Our long-term debt is rated Aaa by Moody's and AAA by S&P. Moody's and S&P are the major corporate debt-rating organizations. In early April, following the market withdrawal of Bextra and the FDA's decision requiring new labeling for Celebrex, Moody's placed our Aaa rating under review for possible downgrade. S&P subsequently reaffirmed our AAA rating.

Our superior credit ratings are primarily based on our diversified product portfolio, our strong operating cash flow, our substantial financial assets and our strong late-stage product pipeline. Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. At April 3, 2005, we had access to $3.3 billion of lines of credit, of which $1.4 billion expire within one year. Of these lines of credit, $3.0 billion are unused, of which our lenders have committed to loan us $1.6 billion at our request. $1.5 billion of the unused lines of credit relate to our commercial paper borrowings.

At April 3, 2005, we had the ability to borrow approximately $2.0 billion by issuing debt securities under our existing debt shelf registration statement filed in November 2002.

Goodwill and Other Intangible Assets

At April 3, 2005, goodwill totaled $23.7 billion (19% of our total assets) and other intangible assets, net of accumulated amortization, totaled $31.0 billion (25% of our total assets). The largest components of goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia. Other intangible assets include $24.9 billion of developed technology rights and $4.0 billion of indefinite-lived brands.

The developed technology rights substantively represent the fair value of the commercialized products that we acquired from Pharmacia. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of Human Health products in the "Revenues" section of MD&A. While the Arthritis and Pain therapeutic category represents about 27% of the total value of developed technology rights at April 3, 2005, the balance of the value is evenly distributed across the following Human Health therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

	April 3, 2005	Dec. 31, 2004

Cash and cash equivalents and short-term investments and loans (millions of dollars)	$22,558	$20,546

Working capital (millions of dollars)*	$13,405	$13,236

Current ratio**	1.46:1	1.50:1

Shareholders' equity per common share***	$9.12	$9.19

*	Working capital includes assets and liabilities held for sale at April 3, 2005 and December 31, 2004.

**	Current ratio is the proportion of current assets to current liabilities.

***	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital from December 31, 2004 to April 3, 2005 primarily reflects:

•	cash from current-period operations

•

an increase in accounts receivable, which reflects recurring business trends that impact the timing of revenues within the first quarter compared to the prior year's fourth quarter due to customer purchasing patterns and price increases that occur in the beginning of the year.

partially offset by:

•	cash dividends on common and preferred stock -- $1,400 million

•	purchases of our common stock -- $919 million

•	purchases of property, plant and equipment -- $465 million

Net Cash Provided by Operating Activities

During the first three months of 2005, net cash provided by continuing operating activities was $3,174 million, as compared to $1,583 million in the same period in 2004. The increase in net cash provided by operating activities was primarily due to current-period income from operations, net of non-cash items, and a decrease in accounts receivable. The decrease in accounts receivable reflects sales declines in the latter part of the quarter, compared to the same period in the prior year, for Celebrex and Bextra, due to the impact of publicity and regulatory actions regarding COX-2-specific inhibitor products, and for Neurontin, Diflucan and Accupril due to recent generic competition in the U.S., partially offset by the impact of longer payment terms on certain generic product sales.

In the cash flow statement, Other includes adjustments for non-cash items such as valuation adjustments. Also, the comparison of Changes in assets and liabilities (net of businesses acquired and divested) is impacted by $2,189 million of income taxes provided for in 2005, in connection with the American Jobs Creation Act of 2004, which has not yet been paid.

Net Cash Used in Investing Activities

During the first three months of 2005, net cash used in investing activities was $2,686 million, compared to $3,721 million in the same period in 2004. The decrease in net cash used in investing activities in 2005 was primarily attributable to:

•	a decrease in net cash paid for acquisitions ($1,443 million in 2004 primarily related to the acquisition of Esperion)

partially offset by:

•	a net increase of $351 million purchases of short-term investments

•	a net decrease of $420 million in proceeds from the sale of long-term investments

Net Cash Provided by/(Used in) Financing Activities

During the first three months of 2005, net cash used in financing activities was $818 million, as compared to net cash provided by financing activities of $1,583 million in the same period in 2004. The increase in net cash used in financing activities in 2005 was primarily attributable to:

•	an decrease of $1,805 million in net borrowings due primarily to issuing, in February 2004, $1,450 million in senior unsecured notes under our existing debt shelf registration statement

•	a decrease in proceeds of $484 million from the exercise of stock options

•	an increase in cash dividends paid of $118 million as compared to the same period in 2004, primarily as a result of a 12% increase in the quarterly dividends on our common stock

In October 2004, we announced a new $5 billion share-purchase program. We will accelerate and complete this share-purchase program in the second quarter by purchasing approximately $2.4 billion of the company's stock in the second quarter of 2005, and early in the second half we will consider additional opportunities to purchase the company's stock.

OFF-BALANCE-SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction.  These indemnifications typically pertain to environmental, tax, employee and/or product-related matters. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and at April 3, 2005, recorded amounts for the estimated fair value of these indemnifications are not material.

Certain of our copromotion agreements include additional provisions that give our alliance partners the right to negotiate for, or in some cases to obtain, under certain financial conditions, copromotion rights in specified countries with respect to certain of our products.

RECENTLY ISSUED ACCOUNTING STANDARDS

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS 123R replaces SFAS 123, Stock-Based Compensation. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense. In our 2004 Financial Report, we announced that we planned to adopt SFAS 123R, when required, beginning in the third quarter of 2005. In April 2005, the SEC delayed that requirement by six months. We now expect to implement SFAS 123R as of January 1, 2006. Therefore, 2005 results are no longer expected to be impacted by the adoption of new accounting regulations relating to the expensing of stock options.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and therefore should be recognized if their fair value is reasonably estimable. We plan to adopt FIN 47 when required in the fourth quarter of 2005. We do not expect the provisions of FIN 47 to have a material impact on our consolidated financial statements.

OUTLOOK

Results in 2005 are being, and will continue to be, impacted by the loss of U.S. exclusivity of four major products--Diflucan, Neurontin, and Accupril during 2004 and Zithromax in 2005.  Revenues also have been, and will continue to be, impacted by publicity and regulatory actions regarding COX-2-specific inhibitors. Full-year revenues are expected to be substantially unchanged from the prior year, as growth from other product lines generally offsets these factors. From an efficiency perspective, in 2005 we continue to anticipate Pharmacia merger-related synergies of $4.2 billion this year, an increase of $600 million over 2004 Pharmacia merger-related synergies. We also expect to achieve modest cost savings during 2005 from our recently announced Adapting to Scale initiative. Given these and other factors, we expect 2005 Adjusted Income of approximately $14.7 billion, adjusted diluted EPS of approximately $1.98 per share, reported net income of approximately $7.7 billion, and reported diluted EPS of approximately $1.04 per share, subject to the "Cautionary Factors That May Affect Future Results" section below.

The differences between targeted 2005 Adjusted Income and adjusted diluted EPS and targeted 2005 reported net income and reported diluted EPS are attributable to anticipated non-cash charges of $2.6 billion ($.36 per share) relating to purchase accounting for the acquisition of Pharmacia and an in-process research and development charge relating to our recently completed acquisition of Idun Pharmaceuticals, Inc.; merger-related and restructuring costs of $1.4 billion ($.18 per share), which include both Pharmacia-related charges and charges related to the recently announced Adapting to Scale initiative; and charges relating to the suspension of sales of Bextra of $.8 billion ($.10 per share), all on an after-tax basis. In addition, reported net income for 2005 includes a tax charge of $2.2 billion ($.30 per share) relating to the cash repatriation of foreign earnings in 2005, with a possible subsequent reduction of this charge by about $850 million, due to anticipated technical corrections legislation.

We expect to spend approximately $8 billion on research and development in 2005.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," "target" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the success of research and development activities

•

decisions by regulatory authorities regarding whether and when to approve our drug applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of our products

•	the impact of the FDA's decision to require a boxed warning including expanded risk information in the Celebrex label

•	final actions relating to Celebrex that may be taken by the European Medicines Evaluations Agency following its review of the benefits and risks of COX-2-specific inhibitor medicines

•	the speed with which regulatory authorizations, pricing approval and product launches may be achieved

•	competitive developments affecting our current growth products

•	the ability to successfully market both new and existing products domestically and internationally

•	difficulties or delays in manufacturing

•	trade buying patterns

•	the ability to meet generic and branded competition after the loss of patent protection for our products

•	trends toward managed care and healthcare cost containment

•

possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare; the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries; and the involuntary approval of prescription medicines for over-the-counter use

•	the potential impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003

•	legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access

•	contingencies related to actual or alleged environmental contamination

•	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, ongoing efforts to explore various means for resolving asbestos litigation and other legal proceedings

•	the company's ability to protect its patents and other intellectual property both domestically and internationally

•	interest rate and foreign currency exchange rate fluctuations

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations

•	changes in generally accepted accounting principles

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas

•	growth in costs and expenses

•	changes in our product mix

•

the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate and to obtain the anticipated results and synergies from our acquisition of Pharmacia and our ability to realize the projected benefits of the Adapting to Scale initiative announced on April 5, 2005

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2004 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Item 1 of that filing under the heading "Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We record accruals for such contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, we accrue that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our assessments are based on estimates and assumptions that have been deemed reasonable by management. Litigation is inherently unpredictable, and excessive verdicts do occur.  Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORM 10-Q

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 17 to the consolidated financial statements included in our 2004 Financial Report and in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference is also made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Foreign Sales Activities

The Company has voluntarily provided the U.S. Department of Justice and the Securities and Exchange Commission with information concerning potentially improper payments made in connection with foreign sales activities in certain countries.

Tax Matters

The Internal Revenue Service (IRS) has completed and closed its audits of Pfizer Inc.'s tax returns through 1998 and Warner Lambert Company through 1998. The IRS is currently conducting audits of Pfizer Inc.'s tax returns for the years 1999-2001, as well as tax returns for the years 2002 and 2003, and Warner-Lambert Company's tax returns for the years 1999 through the date of merger (June 19, 2000). Pfizer Inc. is also under audit, for the 2005 tax year, under the new IRS CAP (Compliance Assurance Process) program. With respect to Pharmacia Corporation, (formerly known as Monsanto Company), the IRS has completed and closed its income tax examinations through 1999 and has commenced the audit of the tax returns for the years 2000 through 2002.

We believe that our accruals for tax liabilities are adequate for all open years.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of the Company's Common Stock during the fiscal first quarter of 2005:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares Purchased**	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plan*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan*
January 1, 2005 through January 31, 2005	3,278,295	$24.66	3,244,000	$3,223,595,842
February 1, 2005 through February 28, 2005	15,254,201	$24.97	15,213,545	$2,843,658,919
March 1, 2005 through April 3, 2005	17,476,475	$26.40	17,405,660	$2,384,199,793
Total	36,008,971	$25.64	35,863,205

*

On October 28, 2004, the Company announced that the Board of Directors authorized the purchase of up to $5 billion of the Company's Common Stock (the "2004 Stock Purchase Plan"). Such purchases are expected to be completed during the second quarter of 2005.

**

In addition to purchases under the 2004 Stock Purchase Plan, this column reflects the following transactions during the fiscal first quarter of 2005: (i) the deemed surrender to the Company of 70,773 shares of Common Stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 53,719 shares of Common Stock in connection with the reinvestment of dividends paid on Common Stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to the Company of 21,274 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 4.	Submission of Matters to a Vote of Security Holders

The shareholders of the company voted on eight items at the Annual Meeting of Shareholders held on April 28, 2005:

1.	the election of fourteen directors to terms ending in 2006
2.	a proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2005
3.	a shareholder proposal relating to term limits for directors
4.	a shareholder proposal requesting a report on increasing access to Pfizer products
5.	a shareholder proposal relating to the importation of prescription drugs
6.	a shareholder proposal relating to political contributions
7.	a shareholder proposal relating to product availability in Canada
8.	a shareholder proposal relating to the separation of the roles of Chair and CEO and access to pharmaceutical products

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld

Michael S. Brown	6,041,573,164	135,917,286
M. Anthony Burns	5,998,693,375	178,797,075
Robert N. Burt	6,039,570,141	137,920,309
W. Don Cornwell	6,039,531,303	137,959,147
William H. Gray III	6,014,781,948	162,708,502
Constance J. Horner	5,998,045,564	179,444,886
William R. Howell	6,017,163,554	160,326,896
Stanley D. Ikenberry	5,998,707,565	178,782,885
George A. Lorch	5,997,885,191	179,605,259
Henry A. McKinnell	5,958,428,189	219,062,261
Dana G. Mead	6,002,043,119	175,447,331
Ruth J. Simmons	6,039,211,072	138,279,378
William C. Steere, Jr.	5,992,937,873	184,552,577
Jean-Paul Valles	5,999,786,496	177,703,954

The proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2005 received the following votes:

•	5,994,116,705	Votes for approval
•	133,317,299	Votes against
•	50,056,446	Abstentions
	There were no broker non-votes for this item.

The shareholder proposal relating to term limits for directors received the following votes:

•	369,835,214	Votes for approval
•	4,291,013,085	Votes against
•	77,861,238	Abstentions
•	1,438,780,913	Broker non-votes

The shareholder proposal requesting a report on increasing access to Pfizer products received the following votes:

•	467,616,417	Votes for approval
•	3,737,349,846	Votes against
•	533,743,273	Abstentions
•	1,438,780,914	Broker non-votes

The shareholder proposal relating to the importation of prescription drugs received the following votes:

•	461,625,346	Votes for approval
•	3,739,695,895	Votes against
•	537,388,296	Abstentions
•	1,438,780,913	Broker non-votes

The shareholder proposal relating to political contributions received the following votes:

•	574,838,216	Votes for approval
•	3,652,056,364	Votes against
•	511,788,422	Abstentions
•	1,438,807,448	Broker non-votes

The shareholder proposal relating to product availability in Canada received the following votes:

•	1,194,701,082	Votes for approval
•	3,004,224,286	Votes against
•	539,784,168	Abstentions
•	1,438,780,914	Broker non-votes

The shareholder proposal relating to the separation of the roles of Chair and CEO and access to pharmaceutical products received the following votes:

•	1,906,450,893	Votes for approval
•	2,742,172,531	Votes against
•	90,086,113	Abstentions
•	1,438,780,913	Broker non-votes

Item 6.	Exhibits

	1) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	2) Exhibit 15	-	Accountants' Acknowledgment

	3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: May 6, 2005	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Three Months Ended April 3,	Year Ended December 31,
(in millions, except ratios)	2005	2004	2003	2002	2001	2000

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$2,910	$14,007	$3,246	$11,766	$9,963	$5,471
Less:
Minority interests	3	10	3	6	14	13
Adjusted income	2,907	13,997	3,243	11,760	9,949	5,458
Fixed charges	169	510	442	322	305	444
Total earnings as defined	$3,076	$14,507	$3,685	$12,082	$10,254	$5,902

Fixed charges:
Interest expense (a)	$127	$347	$270	$251	$266	$381
Preferred stock dividends (b)	4	12	10	--	--	--
Rents (c)	38	151	162	71	39	63
Fixed charges	169	510	442	322	305	444

Capitalized interest	4	12	20	28	56	46

Total fixed charges	$173	$522	$462	$350	$361	$490

Ratio of earnings to fixed charges	17.8	27.8	8.0	34.5	28.4	12.0

All financial information reflects, as applicable, the following businesses and product lines as discontinued operations: our in-vitro allergy and autoimmune diagnostics testing, surgical ophthalmic, certain European generic pharmaceutical, confectionery, shaving and fish-care products businesses, certain non-core consumer healthcare products lines (primarily marketed in Europe) and the Estrostep, Loestrin and femhrt women's health product lines.

Historical ratios of earnings to fixed charges reflect revisions to each period's rent expense, the impact of which was not significant to any period.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 6, 2005, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended April 3, 2005, in the following Registration Statements:

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

- Form S-3 dated December 16, 2002 (File No. 33-56435),

- Form S-8 dated April 16, 2003 (File No. 333-104581),

- Form S-8 dated April 16, 2003 (File No. 333-104582),

- Form S-8 dated November 18, 2003 (File No. 333-110571),

- Form S-8 dated December 18, 2003 (File No. 333-111333),

- Form S-8 dated April 26, 2004 (File No.333-114852), and

- Form S-3 dated March 1, 2005 (File No. 333-123058).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
May 6, 2005

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date:  May 6, 2005

/s/ Henry A. McKinnell
Henry A. McKinnell Chairman of the Board and Chief Executive Officer

Exhibit 31.2

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alan G. Levin, certify that:

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

Date:  May 6, 2005

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended April 3, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
May 6, 2005

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended April 3, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
Alan G. Levin
Senior Vice President and Chief Financial Officer
May 6, 2005

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