Form 10-Q
period 2005-07-03
PFIZER INC
filed 2005-08-08
CIK 78003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

YES    X            NO

At August 1, 2005, 7,370,501,376 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
July 3, 2005

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statement of Income for the three months and six months ended July 3, 2005 and June 27, 2004	3

Condensed Consolidated Balance Sheet at July 3, 2005 and December 31, 2004	4

Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2005 and June 27, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	17

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.

Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	42

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.

Exhibits	44

Signature	45

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions of dollars, except per common share data)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Revenues	$12,425	$12,274	$25,516	$24,762

Costs and expenses:
Cost of sales(a)	2,081	1,752	4,272	3,546
Selling, informational and administrative expenses(a)	4,226	4,258	8,311	8,191
Research and development expenses(a)	1,875	1,819	3,639	3,469
Amortization of intangible assets(a)	859	830	1,741	1,653
Merger-related in-process research and development charges	260	--	262	955
Restructuring charges and merger-related costs	270	289	489	536
Other (income)/deductions - net	(207)	(102)	831	(145)

Income from continuing operations before (benefit)/provision for taxes on income, and minority interests	3,061	3,428	5,971	6,557

(Benefit)/provision for taxes on income	(413)	582	2,222	1,390

Minority interests	2	2	5	4

Income from continuing operations	3,472	2,844	3,744	5,163

Discontinued operations:
(Loss)/income from discontinued operations - net of tax	(9)	17	(22)	30
Gains on sales of discontinued operations - net of tax	--	2	41	2

Discontinued operations - net of tax	(9)	19	19	32

Net income	$3,463	$2,863	$3,763	$5,195

Earnings per common share - Basic:
Income from continuing operations	$.47	$.38	$.51	$.69
Discontinued operations - net of tax	--	--	--	--
Net income	$.47	$.38	$.51	$.69

Earnings per common share - Diluted:
Income from continuing operations	$.47	$.38	$.51	$.68
Discontinued operations - net of tax	--	--	--	--
Net income	$.47	$.38	$.51	$.68

Weighted-average shares used to calculate earnings per common share:
Basic	7,366	7,574	7,391	7,580

Diluted	7,418	7,664	7,445	7,672

Cash dividends paid per common share	$.19	$.17	$.38	$.34

(a)	Includes amortization of intangible assets, as disclosed in Note 9B, Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(millions of dollars)	July 3, 2005*	Dec. 31, 2004**
ASSETS
Current Assets
Cash and cash equivalents	$1,276	$1,808
Short-term investments	13,293	18,085
Accounts receivable, less allowance for doubtful accounts: 2005 - $220; 2004 - $205	9,316	9,367
Short-term loans	513	653
Inventories	6,480	6,660
Prepaid expenses and taxes	2,506	2,939
Assets held for sale	189	182
Total current assets	33,573	39,694
Long-term investments and loans	3,247	3,873
Property, plant and equipment, less accumulated depreciation: 2005 - $8,982; 2004 - $8,534	17,673	18,385
Goodwill	23,627	23,756
Identifiable intangible assets, less accumulated amortization	29,782	33,251
Other assets, deferred taxes and deferred charges	4,425	4,725
Total assets	$112,327	$123,684

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: 2005 - $2,405; 2004 - $907	$7,261	$11,266
Accounts payable	2,100	2,672
Dividends payable	1,406	1,418
Income taxes payable	4,356	1,963
Accrued compensation and related items	1,469	1,939
Other current liabilities	5,934	7,136
Liabilities held for sale	40	64
Total current liabilities	22,566	26,458

Long-term debt	5,517	7,279
Pension benefit obligations	2,852	2,821
Postretirement benefit obligations	1,444	1,450
Deferred taxes on income	11,479	12,632
Other noncurrent liabilities	3,141	4,766
Total liabilities	46,999	55,406

Shareholders' Equity
Preferred stock	180	193
Common stock	439	438
Additional paid-in capital	67,426	67,098
Employee benefit trust, at fair value	(1,052)	(1,229)
Treasury stock	(39,272)	(35,992)
Retained earnings	36,446	35,492
Accumulated other comprehensive income	1,161	2,278

Total shareholders' equity	65,328	68,278
Total liabilities and shareholders' equity	$112,327	$123,684

*    Unaudited.
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	July 3, 2005	June 27, 2004

Operating Activities:
Net income	$3,763	$5,195
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Discontinued operations - net of tax	(19)	(32)
Depreciation and amortization	2,776	2,517
Merger-related in-process research and development charges	262	955
Asset impairment charge and other costs associated with the suspension of Bextra sales	1,213	--
Deferred taxes	(127)	(222)
Other	49	463
Changes in assets and liabilities (net of businesses acquired and divested)	(934)	(3,702)

Net cash provided by continuing operating activities	6,983	5,174

Investing Activities:
Purchases of property, plant and equipment	(997)	(961)
Purchases of short-term investments	(7,441)	(8,655)
Proceeds from redemptions of short-term investments	12,570	3,242
Purchases of long-term investments	(560)	(712)
Proceeds from sales of long-term investments	568	1,429
Purchases of other assets	(99)	(411)
Proceeds from sales of other assets	6	225
Acquisition of businesses, net of cash acquired	(255)	(1,443)
Proceeds from the sales of businesses and product lines	101	575
Other investing activities	276	(59)

Net cash provided by/(used in) investing activities	4,169	(6,770)

Financing Activities:
Increase in short-term borrowings, net	90	3,360
Principal payments on short-term borrowings	(5,800)	(170)
Proceeds from issuances of long-term debt	2	1,588
Principal payments on long-term debt	(22)	(11)
Proceeds from common stock issuances	33	37
Purchases of common stock	(3,304)	(2,275)
Cash dividends paid	(2,930)	(2,562)
Stock option transactions and other	245	749

Net cash (used in)/provided by financing activities	(11,686)	716
Effect of exchange-rate changes on cash and cash equivalents	2	12
Net decrease in cash and cash equivalents	(532)	(868)
Cash and cash equivalents at beginning of period	1,808	1,520

Cash and cash equivalents at end of period	$1,276	$652

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,296	$1,853
Interest	329	194
Non-cash transaction:
Receivable from sale of business (received on June 28, 2004)	$--	$450

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

General

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 29, 2005 and May 23, 2004. The fiscal first quarter and six months of 2005 had three additional business days compared to the fiscal first quarter and six months of 2004.

We made certain reclassifications to the 2004 condensed consolidated financial statements to conform to the 2005 presentation.

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

Share-Based Payments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we elect to account for our stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The exercise price of stock options granted equals the market price on the date of grant; therefore, there is no recorded compensation expense related to grants of stock options.

The weighted-average fair value per stock option granted was $3.23 and $4.49 for the three months ended July 3, 2005 and June 27, 2004 and $5.15 and $6.88 for the six months ended July 3, 2005 and June 27, 2004. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. Pro forma compensation expense related to stock options subject to accelerated vesting upon retirement is recognized over the period of employment up to the vesting date of the grant. In the first quarter of 2005, we changed our method of estimating expected dividend yield from historical patterns of dividend payments to a method that reflects a constant dividend yield during the expected term of the option.

	Three Months Ended		Six Months Ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Expected dividend yield	2.72%	2.57%	2.90%	2.90%
Risk-free interest rate	3.75%	2.07%	3.96%	3.32%
Expected stock price volatility	16.90%	20.43%	21.93%	22.15%
Expected term until exercise (years)	2.75	3.26	5.75	5.75

The following table shows the effect on results for the three-month and six-month periods ended July 3, 2005 and June 27, 2004 if we had applied the fair-value-based recognition provisions of SFAS 123 to measure stock-based compensation expense for the option grants:

	Three Months Ended		Six Months Ended
(millions of dollars, except per common share data)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP*	$3,461	$2,862	$3,761	$5,193
Compensation expense - net of tax	(104)	(147)	(252)	(273)
Pro forma	$3,357	$2,715	$3,509	$4,920

Basic earnings per common share:
As reported under GAAP*	$.47	$.38	$.51	$.69
Compensation expense - net of tax	(.01)	(.02)	(.04)	(.04)
Pro forma	$.46	$.36	$.47	$.65

Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP*	$3,461	$2,862	$3,761	$5,192
Compensation expense - net of tax	(104)	(147)	(252)	(273)
Pro forma	$3,357	$2,715	$3,509	$4,919

Diluted earnings per common share:
As reported under GAAP*	$.47	$.38	$.51	$.68
Compensation expense - net of tax	(.02)	(.02)	(.04)	(.04)
Pro forma	$.45	$.36	$.47	$.64

*

Includes stock-based compensation expense, net of related tax benefits, of $53 million for the six months ended July 3, 2005 ($38 million for the three months ended July 3, 2005) and $40 million for the six months ended June 27, 2004 ($10 million for the three months ended June 27, 2004).

Net income available to common shareholders used in the calculation of basic earnings per common share represents net income reduced by preferred stock dividends - net of tax. Net income available to common shareholders used in the calculation of diluted earnings per common share represents net income reduced by the incremental allocation of shares to the Employee Stock Ownership Plans (ESOPs) acquired as part of the Pharmacia acquisition.

Note 2:  Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales

In the first six months of 2005, we recorded charges totaling $1.2 billion ($761 million, net of tax) in connection with the decision to suspend sales and marketing of Bextra. This decision resulted from an April 7, 2005 request from the U.S. Food and Drug Administration (FDA), as part of its safety review of all COX-2 medicines.

The pre-tax charges included $1.1 billion related to the impairment of developed technology rights associated with Bextra and $7 million related to the write-off of machinery and equipment, both of which are included in Other (income)/deductions - net. In addition, in connection with the suspension, we also recorded $56 million in write-offs of inventory and exit costs, included in Cost of sales; $5 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $173 million, for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

Note 3:  Income Taxes

Income Tax Charge Associated with Repatriation Decision

In the first six months of 2005, we recorded an income tax charge of $1.7 billion, included in (Benefit)/provision for taxes on income, in connection with our decision to repatriate about $36.7 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (the Jobs Act). In the first quarter of 2005, we recorded an initial estimated income tax charge of $2.2 billion based on the decision to repatriate $28.3 billion of foreign earnings; in the second quarter of 2005, we reduced our original estimate of the tax charge by $863 million and revised the repatriation of foreign earnings to $28.1 billion, principally as a result of guidance issued by the U.S. Treasury in May 2005. In the second quarter of 2005, we also recorded an additional tax charge of $373 million, primarily due to our decision to repatriate an additional $8.6 billion of foreign earnings.

As of July 3, 2005, we intend to continue to reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on the remaining amount of unremitted earnings.

Tax Contingencies

In the second quarter of 2005, we recorded a tax benefit of $586 million primarily related to the resolution of certain tax positions. We believe that the IRS audits of the Pfizer Inc. tax returns for the years 1999-2001 and the Warner-Lambert Company tax returns for the years 1999 through the date of the merger with Pfizer (June 19, 2000) are substantially complete. In connection with those audits, we are currently in the process of appealing one matter related to the tax deductibility of a breakup fee paid by Warner-Lambert Company in 2000.

The IRS has commenced the audit of the Pfizer Inc. tax returns for the years 2002 and 2003. The 2005 tax year is also currently under audit.

As previously disclosed, with respect to Pharmacia Corporation (formerly known as Monsanto Company), the IRS has completed and closed its income tax return examinations and appeals through 1999 and has commenced the audit of the tax returns for the years 2000 through the date of merger with Pfizer (April 16, 2003).

We periodically reassess the likelihood of assessments resulting from audits of federal, state and foreign income tax filings. We believe that our accruals for tax liabilities are adequate for all open years.

Note 4:  Adapting to Scale Initiative

We recently launched a company-wide initiative, called Adapting to Scale (AtS), which involves a comprehensive review of our processes, organizations, systems and decision making. In the second quarter of 2005, in connection with this AtS initiative, we incurred and paid approximately $21 million in restructuring charges, primarily related to employee termination costs at our manufacturing facilities located in North America. We also incurred and paid approximately $33 million in implementation costs, included in Cost of sales ($1 million), Selling, informational and administrative expenses ($21 million) and Research and development expenses ($11 million), primarily related to system and process standardization and the expansion of shared services.

We now expect the costs associated with this multi-year effort to continue through 2008 and to total approximately $4 billion to $5 billion, on a pre-tax basis. These costs will include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, such as settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services. Restructuring charges are included in Restructuring charges and merger-related costs and implementation costs are included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Integration costs	$191	$150	$297	$254
Restructuring costs	58	139	171	282
Total merger-related costs - expensed	$249	$289	$468	$536

In connection with the acquisition of Pharmacia, Pfizer management approved plans to restructure and integrate the operations of both legacy Pfizer and legacy Pharmacia to combine operations, eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and includes consulting, systems integrations, severance, costs of vacating duplicative facilities, contract termination and other exit costs. Total merger-related expenditures expected to be incurred during 2003-2005 to achieve anticipated synergies are about $6 billion, on a pre-tax basis, with $5.3 billion incurred through July 3, 2005. The remaining costs expected to be incurred are primarily associated with asset impairments, exit costs and employee terminations.

Through April 15, 2004, we recorded restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia as liabilities assumed in the purchase business combination and recorded an increase to goodwill. Changes to previous estimates of restructuring costs included as part of the purchase allocation of Pharmacia are recorded as a reduction to goodwill or an expense to operations, as appropriate. Restructuring costs incurred for legacy Pfizer and restructuring costs incurred after April 15, 2004 for legacy Pharmacia are charged to the results of operations.

The components of merger-related restructuring costs associated with legacy Pfizer and legacy Pharmacia follow:

(millions of dollars)	Total	Utilization Through July 3, 2005	(a)	Accrual at July 3, 2005	(b)

Costs capitalized through April 15, 2004:
Employee termination costs	$1,535	$1,499		$36
Other	624	498		126
	$2,159	$1,997		$162
Costs expensed:
Employee termination costs	$589	$482		$107
Asset impairments	368	368		--
Other	89	57		32
	$1,046	$907		$139

(a)	Includes insignificant adjustments to original amounts established.
(b)	Included in Other current liabilities.

During the first six months of 2005, we expensed $72 million for Employee termination costs, $78 million for Asset impairments and $15 million in Other. Through July 3, 2005, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia work force by 17,030 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 15,901 employees were terminated as of July 3, 2005. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia.

Note 6:  Comprehensive Income/(Expense)

The components of comprehensive income/(expense) follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Net income	$3,463	$2,863	$3,763	$5,195
Other comprehensive income/(expense):
Net unrealized gain/(loss) on available-for-sale securities arising during the period - net of tax	(31)	35	(105)	183
Currency translation adjustment and other	(717)	(1,624)	(1,012)	(238)
Total other comprehensive income/(expense)	(748)	(1,589)	(1,117)	(55)
Total comprehensive income/(expense)	$2,715	$1,274	$2,646	$5,140

Note 7:  Financial Instruments

Derivative Financial Instruments and Hedging Activities

During the first six months of 2005, we entered into the following incremental or new derivative and hedging activities:

Financial Instrument	Hedge Type	Hedged Item	Notional Amount (millions of dollars)	Maturity Date
Forward-exchange contracts	Cash flow	Euro available-for-sale investments	$1,917	Through 2005
Forward-exchange contracts	Cash flow	Swedish krona available-for-sale investments	706	Through 2005
Forward-exchange contracts	Cash flow	Danish krone available-for-sale investments	327	Through 2005

There was no material ineffectiveness in any hedging relationship reported in earnings in the first six months of 2005.

Current Portion of Long-Term Debt

In July 2005, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which are included in Short-term borrowings at July 3, 2005. Notice to call has been given to the Trustees and the notes will be redeemed in September 2005.

Note 8:  Inventories

The components of inventories follow:

(millions of dollars)	July 3, 2005	Dec. 31, 2004

Finished goods	$2,380	$2,643
Work-in-process	2,844	2,703
Raw materials and supplies	1,256	1,314
Total inventories	$6,480	$6,660

A reclassification was made in 2004 from Finished goods to Work-in-process to better reflect the stage of completion.

Note 9:  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended July 3, 2005 follow:

(millions of dollars)	Human Health	Consumer Healthcare	Animal Health	Other	Total

Balance, December 31, 2004	$20,966	$2,701	$79	$10	$23,756
Other(a)	(159)	53	(23)	--	(129)
Balance, July 3, 2005	$20,807	$2,754	$56	$10	$23,627

(a)	Primarily foreign exchange and reductions to goodwill as a result of adjusting certain purchase accounting liabilities.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Human Health segment, follow:

	July 3, 2005		December 31, 2004
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$31,087	$(7,311)	$33,137	$(5,967)
Brands	1,002	(35)	1,037	(14)
License agreements	165	(25)	158	(17)
Trademarks	156	(93)	134	(90)
Other(a)	470	(197)	390	(186)
Total amortized finite-lived intangible assets	32,880	(7,661)	34,856	(6,274)
Indefinite-lived intangible assets:
Brands	3,944	--	4,012	--
License agreements	326	--	356	--
Trademarks	231	--	235	--
Other(b)	62	--	66	--
Total indefinite-lived intangible assets	4,563	--	4,669	--
Total identifiable intangible assets	$37,443	$(7,661)	$39,525	$(6,274)

Total identifiable intangible assets, less accumulated amortization	$29,782	$33,251

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

In the first six months of 2005, we recorded an impairment charge of $1.1 billion related to the developed technology rights for Bextra, a COX-2-selective inhibitor (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales) which was included in Other (income)/deductions - net.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute our products are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $876 million and $847 million for the three months ended July 3, 2005 and June 27, 2004 and $1.8 billion and $1.7 billion for the six months ended July 3, 2005 and June 27, 2004.

The annual amortization expense expected for the fiscal years 2005 through 2010 is $3.5 billion in 2005, $3.4 billion in 2006, $3.4 billion in 2007, $2.7 billion in 2008, $2.5 billion in 2009 and $2.4 billion in 2010.

Note 10:  Benefit Plans

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the three months ended July 3, 2005 and June 27, 2004 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$80	$73	$10	$9	$76	$62	$10	$10
Interest cost	102	98	14	14	78	72	28	31
Expected return on plan assets	(149)	(143)	--	--	(80)	(70)	(5)	(6)
Amortization of:
Prior service costs/(gains)	3	4	1	1	--	(1)	(1)	1
Net transition obligation/(asset)	--	--	--	--	1	(1)	--	--
Actuarial losses	25	23	9	9	23	14	5	6
Curtailments and settlements - net	--	--	--	--	10	(18)	--	--
Special termination benefits	--	--	--	--	3	--	--	--
Net periodic benefit costs	$61	$55	$34	$33	$111	$58	$37	$42

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the six months ended July 3, 2005 and June 27, 2004 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$159	$144	$19	$17	$153	$130	$19	$20
Interest cost	206	195	29	29	158	143	56	62
Expected return on plan assets	(297)	(286)	--	--	(161)	(141)	(11)	(11)
Amortization of:
Prior service costs/(gains)	7	8	1	1	(1)	4	--	1
Net transition obligation	--	--	--	--	1	1	--	--
Actuarial losses	51	49	19	18	48	27	10	12
Curtailments and settlements - net	--	--	--	--	10	(19)	--	--
Special termination benefits	--	--	--	--	10	--	--	--
Net periodic benefit costs	$126	$110	$68	$65	$218	$145	$74	$84

For the first six months of 2005, we contributed from the Company's general assets $2 million to our U.S. qualified pension plans, $212 million to our international pension plans, $111 million to our U.S. supplemental (non-qualified) pension plans and $83 million to our postretirement plans. As of July 3, 2005, we expect to contribute, from the Company's general assets during 2005, a total (inclusive of amounts contributed during the first six months of 2005) of $2 million to our U.S. qualified pension plans, $396 million to our international pension plans, $137 million to our U.S. supplemental (non-qualified) pension plans and $166 million to our postretirement plans.

Note 11:  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Six Months Ended
(millions)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

EPS Numerator - Basic:
Income from continuing operations	$3,472	$2,844	$3,744	$5,163
Less: Preferred stock dividends - net of tax	2	1	2	2
Income available to common shareholders from continuing operations	3,470	2,843	3,742	5,161
Discontinued operations - net of tax	(9)	19	19	32
Net income available to common shareholders	$3,461	$2,862	$3,761	$5,193

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	7,366	7,574	7,391	7,580

EPS Numerator - Diluted:
Income from continuing operations	$3,472	$2,844	$3,744	$5,163
Less: ESOP contribution - net of tax	2	1	2	3
Income available to common shareholders from continuing operations	3,470	2,843	3,742	5,160
Discontinued operations - net of tax	(9)	19	19	32
Net income available to common shareholders	$3,461	$2,862	$3,761	$5,192

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	7,366	7,574	7,391	7,580
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	52	90	54	92
Weighted-average number of common shares outstanding and common share equivalents	7,418	7,664	7,445	7,672

Outstanding stock options, representing about 513 million and 519 million shares of common stock during the three-month and six-month periods ended July 3, 2005, and about 280 million shares of common stock during the three-month and six-month periods ended June 27, 2004, had exercise prices greater than the average market price of our common stock. These options were excluded from the computation of diluted EPS for these periods because their inclusion would have had an antidilutive effect.

Also, in the diluted computation, income from continuing operations and net income are reduced by the incremental contribution to the ESOPs, which were acquired as part of our Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOPs would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

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

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income, minority interests and certain costs, such as significant impacts of purchase accounting for acquisitions and restructuring charges and merger-related costs. This methodology is utilized by management to evaluate each business. Certain income/(expense) items that are excluded from the operating segments' profit/(loss) are considered corporate items and therefore are included in Corporate/Other.

Revenues and profit/(loss) by segment for the three months and six months ended July 3, 2005, and June 27, 2004, follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	July 3, 2005		June 27, 2004		July 3, 2005		June 27, 2004

Revenues:
Human Health	$10,638		$10,704		$22,078		$21,745
Consumer Healthcare	969		869		1,914		1,673
Animal Health	578		484		1,073		912
Corporate/Other(a)	240		217		451		432
Total revenues	$12,425		$12,274		$25,516		$24,762

Profit/(loss):
Human Health	$4,568		$4,614		$9,935		$9,937
Consumer Healthcare	129		154		288		313
Animal Health	123		89		203		155
Corporate/Other(a)	(1,759)	(b)	(1,429)	(c)	(4,455)	(b)	(3,848)	(c)
Total profit/(loss)	$3,061		$3,428		$5,971		$6,557

(a)

Includes certain income/(expense) items that are excluded from the operating segment profit/(loss) that are considered corporate items and, therefore, are included in Corporate/Other. These items include interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) items, certain equity-based compensation expenses not allocated to the business segments, significant impacts of purchase accounting for acquisitions, certain milestone payments, Adapting to Scale restructuring charges and implementation costs, merger-related costs and intangible asset impairments.

(b)

For the three months and six months ended July 3, 2005, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $1.1 billion and $1.9 billion, including acquired in-process research and development, incremental intangible asset amortization and other charges, (ii) merger-related costs of $249 million and $468 million, (iii) costs associated with the suspension of Bextra's sales and marketing in the first quarter of 2005 of $1.2 billion and (iv) restructuring charges and implementation costs associated with the Adapting to Scale initiative in the second quarter of 2005 of $54 million.

(c)

For the three months and six months ended June 27, 2004, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $820 million and $2.6 billion, including acquired in-process research and development, incremental intangible asset amortization and other charges, (ii) merger-related costs of $289 million and $536 million and (iii) the operating results of a divested legacy Pharmacia research facility of $32 million and $64 million.

Revenues for each group of similar products follow:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 3, 2005	June 27, 2004	% Change	July 3, 2005	June 27, 2004	% Change

HUMAN HEALTH
Cardiovascular and metabolic diseases	$4,471	$3,899	15%	$9,197	$8,085	14%
Central nervous system disorders	1,537	2,036	(24)	3,129	3,983	(21)
Arthritis and pain	547	1,146	(52)	1,184	2,322	(49)
Infectious and respiratory diseases	1,101	1,125	(2)	2,583	2,360	9
Urology	626	583	7	1,328	1,218	9
Oncology	513	369	39	992	680	46
Ophthalmology	341	291	17	674	570	18
Endocrine disorders	263	223	18	521	443	18
All other	991	894	11	1,980	1,801	10
Alliance revenue	248	138	79	490	283	73
Total Human Health	10,638	10,704	(1)	22,078	21,745	2
CONSUMER HEALTHCARE	969	869	12	1,914	1,673	14
ANIMAL HEALTH	578	484	19	1,073	912	18
OTHER	240	217	11	451	432	5
Total revenues	$12,425	$12,274	1	$25,516	$24,762	3

Note 13:  Discontinued Operations

We evaluate our businesses and product lines periodically for strategic fit within our operations. In the first quarter of 2004, we decided to sell a number of businesses and product lines, and the related assets and liabilities were recorded in Assets held for sale and Liabilities held for sale. As of July 3, 2005, all of these businesses and product lines had been sold, except for one European generics pharmaceutical business, which was sold on July 4, 2005.

The impact of these divested businesses and product lines was not material to the consolidated operating results of Pfizer Inc in the periods presented.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of July 3, 2005, the related condensed consolidated statements of income for the three-month and six-month periods ended July 3, 2005 and June 27, 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended July 3, 2005 and June 27, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
August 8, 2005

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Components of the Condensed Consolidated Statement of Income follow:

	Second Quarter			First Six Months
(millions of dollars, except per common share data)	2005	2004	% Change	2005	2004	% Change

Revenues	$12,425	$12,274	1%	$25,516	$24,762	3%

Cost of sales	2,081	1,752	19	4,272	3,546	20
% of revenues	16.7%	14.3%		16.7%	14.3%

Selling, informational and administrative expenses	4,226	4,258	(1)	8,311	8,191	1
% of revenues	34.0%	34.7%		32.6%	33.1%

Research and development expenses	1,875	1,819	3	3,639	3,469	5
% of revenues	15.1%	14.8%		14.3%	14.0%

Amortization of intangible assets	859	830	3	1,741	1,653	5
% of revenues	6.9%	6.8%		6.8%	6.7%

Merger-related in-process research and development charges	260	--	*	262	955	(73)
% of revenues	2.1%	--		1.0%	3.9%

Restructuring charges and merger-related costs	270	289	(6)	489	536	(9)
% of revenues	2.2%	2.4%		1.9%	2.2%

Other (income)/deductions - net	(207)	(102)	105	831	(145)	*

Income from continuing operations before (benefit)/provision for taxes on income and minority interests	3,061	3,428	(11)	5,971	6,557	(9)
% of revenues	24.6%	27.9%		23.4%	26.5%

(Benefit)/provision for taxes on income	(413)	582	*	2,222	1,390	60

Effective tax rate	(13.5)%	17.0%		37.2%	21.2%

Minority interests	2	2	8	5	4	20

Income from continuing operations	3,472	2,844	22	3,744	5,163	(27)
% of revenues	27.9%	23.2%		14.7%	20.9%

Discontinued operations - net of tax	(9)	19	*	19	32	(38)

Net income	$3,463	$2,863	21	$3,763	$5,195	(28)
% of revenues	27.9%	23.3%		14.7%	21.0%

Earnings per common share - Basic:
Income from continuing operations	$.47	$.38	24	$.51	$.69	(26)
Discontinued operations - net of tax	--	--	--	--	--	--
Net income	$.47	$.38	24	$.51	$.69	(26)

Earnings per common share - Diluted:
Income from continuing operations	$.47	$.38	24	$.51	$.68	(25)
Discontinued operations - net of tax	--	--	--	--	--	--
Net income	$.47	$.38	24	$.51	$.68	(25)

Cash dividends paid per common share	$.19	$.17		$.38	$.34

* Calculation not meaningful

OVERVIEW OF OUR CONSOLIDATED OPERATING RESULTS

Our Business

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals, as well as many of the world's best known consumer healthcare products. Our longstanding value proposition has been to prove that our medicines cure or treat disease, including symptoms and suffering, and this remains our core mission. But we have now expanded our value proposition to also show that our medicines not only can cure or treat disease but also can markedly improve health systems by reducing overall healthcare costs, improving societies' economic well-being and increasing effective prevention and treatment of disease. We generate revenue through the sale of our products, as well as through alliance agreements by copromoting products discovered by other companies.

Our Expectation for 2005

Results in 2005 have been, and will continue to be, impacted by loss of U.S. exclusivity of four major products -- Diflucan, Neurontin, and Accupril/Accuretic during 2004 and Zithromax in November 2005. In addition, we face the loss of U.S. exclusivity for Zoloft during 2006 and Norvasc and Zyrtec during 2007. These seven products represented 33% of our Human Health revenues and 29% of our total revenues for the year ended December 31, 2004. Revenues also have been, and may continue to be, impacted by publicity and regulatory actions regarding COX-2-selective inhibitor products (see further discussion in the section "Selected Product Descriptions").

Mitigating these impacts in the first half of 2005 was the strong performance across our broad portfolio of patent-protected medicines. Our portfolio of medicines includes four of the world's 25 best-selling medicines, with 11 medicines that lead their therapeutic areas. Our total revenue growth of 3% in the first half of 2005 compared to the same period in 2004 reflected two underlying forces. First, Pfizer markets the broadest array of in-line and recently launched products in the industry; and second, Pfizer is a business going through the natural process of reinventing itself. We are addressing the loss of exclusivity of a number of products, a situation that we have long planned for, by advancing a number of internally developed, in-licensed and copromoted product candidates.

We believe we have important competitive advantages that will serve us well and distinguish us from others in our industry. Our product portfolio and pipeline demonstrate the benefits of Pfizer's scale and our skill at leveraging the opportunities it provides us. Scale also enhances our status as 'partner of choice' with other companies who have promising product candidates and technologies, as well as giving us influence as a global purchaser of goods and services. In the second quarter of 2005, we entered into a definitive agreement to acquire Vicuron Pharmaceuticals, a biopharmaceutical company focused on the development of novel anti-infectives, for approximately $1.9 billion in cash. The transaction is subject to normal closing conditions.

Our strategic and operating flexibility allows us to marshal and focus resources when and where they are needed, to change with a changing environment and to recognize and seize emerging opportunities.

Adapting to Scale Productivity Initiative and Merger-Related Synergies

During the second quarter of 2005, Pfizer made progress with our multi-year productivity initiative, called Adapting to Scale, to increase efficiency and streamline decision making across the Company. The initiative is expected to yield $4 billion in cost savings on an annual basis by 2008, based on a top-to-bottom business review completed during the first half of 2005.

This initiative, first announced in April, follows the integration of Warner-Lambert and Pharmacia Corporation (Pharmacia), which resulted in the tripling of Pfizer's revenues over the past five years. The integration of those two companies is expected to result in a combined expense reduction of $6 billion in 2005, inclusive of $4.2 billion in Pharmacia-related synergies that are expected to be achieved this year.

During 2005, we anticipate that cost savings from our new initiative will approximate $400 million. We expect that cost savings will accelerate over the following three years, with about $2 billion in savings targeted in 2006, about $3.5 billion in 2007 and about $4 billion upon completion in 2008. These total savings of $4 billion are expected to be realized in procurement, operating expenses and facilities, among other sources. Among other potential uses, we plan to use the cost savings we generate to fund key investments, including new product launches and the development of the many promising new medicines in our pipeline. The Company now expects that the cost of implementing this initiative through 2008 will be approximately $4 billion to $5 billion on a pre-tax basis, reflecting the results of our detailed implementation planning in the second quarter.

Pfizer is reducing costs in purchased goods and services. Purchasing initiatives will focus on rationalizing suppliers, leveraging the approximately $16 billion of goods and services that Pfizer purchases annually, improving demand management to optimize levels of outside services needed, and strategic sourcing from lower-cost sources. For example, savings from demand management will be derived in part from reductions in travel, entertainment, consulting and other external service expenses. Facilities savings are being found in site rationalization, energy conservation, and renegotiated service contracts.

While some projects are already underway, during the second half of 2005 Pfizer will accelerate the implementation of changes, including:

•

Reorganizing Pfizer Global Research & Development (PGRD) to reduce costs, speed decision making, and concentrate resources on projects that have demonstrated the highest likelihood of success. Through this initiative, PGRD is moving toward an operating model focused on therapeutic areas from the earliest stages of research into development and throughout product life cycles.

•

Continuing our optimization of Pfizer Global Manufacturing's plant network to ensure that the Company's manufacturing facilities are aligned with current and future product supply needs. Since December 2004, Pfizer has announced the divestiture of facilities in Augusta, GA; Holland, MI; Angers and Val-de-Reuil, France; Morpeth, U.K.; and Stockholm, Sweden, as well as several smaller facilities. In addition, plants in Arecibo, Caguas, and Cruce Davila, Puerto Rico; and Sandwich, U.K., are being restructured. Since 2003, Pfizer has announced plans to reduce the number of plants in its global network by more than 25 percent.

•	Increasing productivity by redesigning the U.S. field force to reflect the new Medicare regions and to respond to changing market dynamics, while respecting the time demands of physicians.

•	Reorganizing commercial support across the European region to increase focus on the needs of emerging customers and eliminate redundancy and duplicative activities.

•

Pursuing savings in information technology (IT) resulting from significant reductions in application software (already reduced from about 8,000 at the time of the Pharmacia acquisition in 2003 to about 4,000 today, with considerable further reductions planned) and data centers (to be reduced from 17 to 4), as well as rationalization of service providers, while enhancing our ability to invest in innovative IT opportunities to further propel our growth.

REVENUES

Total revenues increased 1% in the second quarter and 3% in the first six months of 2005, as compared to the same periods in 2004. The revenue increases reflect a number of positive and negative factors. Positive impacts include three additional business days in our fiscal calendar in the first quarter and six months of 2005 compared to the same periods in 2004, strong performances by Lipitor, Zithromax and other product lines, and the weakening of the U.S. dollar relative to a number of foreign currencies. Such impacts were offset in part by sales declines for Celebrex and Bextra, due to recent regulatory actions, as well as for Neurontin, Diflucan and Accupril/Accuretic, due to recent generic competition in the U.S.

Changes in foreign exchange rates increased revenues in the second quarter of 2005 by $335 million or 2.7% and increased revenues in the first six months of 2005 by $734 million or 3.0% compared to the same periods in 2004. The foreign exchange impact on the second quarter and first six months of 2005 revenue growth was due to the weakening of the U.S. dollar relative to many foreign currencies, especially the euro. However, due to the recent strengthening of the dollar, and in combination with the factors stated above, we now expect 2005 revenues for the full year, at current foreign exchange rates, to evidence a modest decline relative to 2004.

The impact of price changes on revenues was 3.6% in the second quarter of 2005 and 2.6% in the first six months of 2005.

The loss of patent protection with respect to any of our major products could have a material adverse effect on revenue and net income. We expect a substantial impact from the loss of exclusivity of certain major products over the next few years.

Deductions from Revenues

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations. These deductions represent estimates of the related liabilities and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 0.5% of Human Health net sales and can result in either a net increase or a net decrease to income.

Rebates under Medicaid and related state programs reduced revenues by $324 million and $699 million for the three months and six months ended July 3, 2005 and $323 million and $671 million for the three months and six months ended June 27, 2004. Performance-based contracts also provide for rebates to several customers. Contract rebates reduced revenues by $575 million and $1.2 billion for the three months and six months ended July 3, 2005 and $530 million and $976 million for the three months and six months ended June 27, 2004. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold. Chargebacks (primarily discounts to federal government agencies) reduced revenues by $298 million and $592 million for the three months and six months ended July 3, 2005 and $303 million and $574 million for the three months and six months ended June 27, 2004.

Our accruals for Medicaid rebates, contract rebates and chargebacks totaled $1.6 billion at July 3, 2005 and $1.7 billion at December 31, 2004.

Revenues by Country

Revenues by country for the second quarter and first six months of 2005 and the changes from the same periods in 2004 follow:

	Second Quarter
(millions of dollars)	2005	% of Revenues	2004	% of Revenues	% Change

United States	$6,186	49.8%	$6,595	53.7%	(6)%
Japan	901	7.3	821	6.7	10
All other	5,338	42.9	4,858	39.6	10
Consolidated	$12,425	100.0%	$12,274	100.0%	1

	First Six Months
(millions of dollars)	2005	% of Revenues	2004	% of Revenues	% Change

United States	$13,163	51.6%	$13,744	55.5%	(4)%
Japan	1,783	7.0	1,549	6.3	15
All other	10,570	41.4	9,469	38.2	12
Consolidated	$25,516	100.0%	$24,762	100.0%	3

Geographic Revenues by Segment

Geographic revenues by segment for the second quarter and first six months of 2005 and the changes from the same periods in 2004 follow:

	Second Quarter
	Revenues				% Change in Revenues
	U.S.		International		U.S.	International
(millions of dollars)	2005	2004	2005	2004	05/04	05/04

Human Health	$5,387	$5,886	$5,251	$4,818	(8)%	9%
Consumer Healthcare	463	421	506	448	10	13
Animal Health	263	217	315	267	21	18
Other	73	71	167	146	3	14
Total Revenues	$6,186	$6,595	$6,239	$5,679	(6)	10

	First Six Months
	Revenues				% Change in Revenues
	U.S.		International		U.S.	International
(millions of dollars)	2005	2004	2005	2004	05/04	05/04

Human Health	$11,593	$12,348	$10,485	$9,397	(6)%	12%
Consumer Healthcare	946	838	968	835	13	16
Animal Health	482	416	591	496	16	19
Other	142	142	309	290	(1)	7
Total Revenues	$13,163	$13,744	$12,353	$11,018	(4)	12

Revenue information for several of our major Human Health products, which includes three additional business days in our fiscal calendar in the first quarter and six months of 2005 compared to the same periods in 2004, follows:

		Second Quarter		First Six Months
(millions of dollars) Product	Primary Indications	2005	% Change from 2004	2005	% Change from 2004

Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,858	21%	$5,932	22%
Norvasc	Hypertension	1,156	12	2,331	7
Cardura	Hypertension/Benign prostatic hyperplasia	155	(4)	309	--
Accupril/Accuretic	Hypertension/Congestive heart failure	73	(53)	173	(50)
Caduet	Reduction of LDL cholesterol and hypertension	41	M+	73	143
Central nervous system disorders:
Zoloft	Depression and anxiety disorders	796	1	1,641	3
Neurontin	Epilepsy and post-herpetic neuralgia	161	(79)	343	(77)
Geodon	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	145	32	282	42
Xanax/Xanax XR	Anxiety/Panic disorders	104	21	206	20
Aricept**	Alzheimer's disease	86	16	170	18
Relpax	Migraine headaches	50	34	103	53
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy	38	*	58	*
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	401	(45)	813	(46)
Bextra	Arthritis pain and inflammation	(42)	*	14	(97)
Infectious and respiratory diseases:
Zithromax	Bacterial infections	424	14	1,221	46
Zyvox	Bacterial infections	153	39	296	43
Diflucan	Fungal infections	129	(55)	267	(55)
Vfend	Fungal infections	91	28	179	33
Urology:
Viagra	Erectile dysfunction	391	1	829	3
Detrol/Detrol LA	Overactive bladder	222	22	474	22
Oncology:
Camptosar	Metastatic colorectal cancer	233	58	445	87
Ellence	Breast cancer	96	10	186	11
Aromasin	Advanced breast cancer	58	86	113	107
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	341	17	673	18
Endocrine disorders:
Genotropin	Replacement of human growth hormone	201	12	404	12
All other:
Zyrtec/Zyrtec-D	Allergies	355	16	697	15
Alliance revenue:
Aricept, Macugen, Mirapex, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	248	79	490	73

*	Calculation not meaningful.
**	Represents direct sales under license agreement with Eisai Co., Ltd.
M+	Change greater than one-thousand percent.
Certain amounts and percentages may reflect rounding adjustments.

Selected Product Descriptions:

•

Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. After eight years on the market, it continues to generate double-digit revenue growth. Year-to-date U.S. new prescriptions for Lipitor grew 10%, in a strong growth market. With its ability to bring the vast majority of patients to target cholesterol goals across the full dosing range, with an excellent safety profile and proven range of cardiovascular benefits, Lipitor continues to gain wide physician and patient acceptance.

There continues to be an opportunity for further growth of the cholesterol-lowering market. Worldwide, millions of people with high cholesterol are not diagnosed, are not treated, or are treated with a dose inadequate to achieve their cholesterol goals. Evolving treatment guidelines continue to encourage the broad use of statin therapy.

In addition, the Australian Government Pharmaceutical Benefits Advisory Committee recently reviewed comprehensive data on the clinical and cost-effective benefits of Lipitor compared to simvastatin and concluded that Lipitor is more effective at lowering cholesterol. We believe this to be a very positive endorsement of the benefits of Lipitor for millions of patients around the world by an independent official government advisory committee. This review of our data may have significant implications for other governments when considering the efficacy and cost effectiveness of Lipitor.

•

Norvasc is the world's most-prescribed branded medicine for treating hypertension. The reduced rate of growth in sales in the first six months of 2005 compared to same period in 2004 (7% in 2005 as compared to 9% in 2004) is attributable to patent expirations in several European Union (E.U.) member countries. Norvasc maintains exclusivity in many other major markets globally, including the U.S., Japan, Canada and Australia.

•

Zoloft is the most-prescribed antidepressant in the U.S. It is indicated for the treatment of depression, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD, and is the only approved agent for the long-term treatment of PTSD and SAD, an important differentiating feature as these disorders tend to be chronic.

In the E.U., the Committee for Human Medicinal Products (CHMP) is conducting a review of 12 antidepressants, including Zoloft, regarding their use in children and adolescents.

In the U.S., in February 2005, Pfizer implemented FDA instructions that require the makers of all currently marketed antidepressants, including tricyclic agents, monoamine oxidase (MAO) inhibitors, selective serotonin reuptake inhibitors such as Zoloft, selective norepinephrine reuptake inhibitors and atypical antidepressants, to include a black-box warning that antidepressants increased the risk of suicidal thinking and behavior in children and adolescents in pooled, short-term studies. In the nine completed clinical trials of Zoloft involving children and adolescents, which included studies of Zoloft in children diagnosed with depression, OCD, or both, no suicides occurred. The trials found no statistically significant differences between Zoloft-treated children and adolescents and placebo controls in their rates of suicide attempts or ideation.

•

Neurontin, for use in adjunctive therapy for epilepsy, is also approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. Neurontin has also been approved for the management of post-herpetic neuralgia (PHN), a persistent, painful condition that affects many people in the aftermath of the viral infection commonly known as shingles. Neurontin was the first oral medication approved in the U.S. for the treatment of PHN.

In the latter half of 2004, Ivax Corporation (Ivax), Alpharma Inc. (Alpharma) and Teva Pharmaceuticals Industries Ltd. (Teva) launched generic versions of Neurontin (gabapentin) at-risk, despite ongoing patent litigation. We are aggressively pursuing our claims of patent infringement against Ivax, Alpharma, Teva and other generic manufacturers. Following those at-risk launches, we launched generic gabapentin through Greenstone, our U.S. generic pharmaceutical subsidiary. However, the introduction of generic versions of gabapentin caused a 77% reduction in the first six months of 2005 Neurontin sales as compared to the same period in 2004.

•

Geodon, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. Available in both an oral capsule and rapid-acting intramuscular formulation, Geodon is now launched in 49 countries, where more than five million prescriptions have been written for more than one million patients worldwide. In the U.S., weekly new and total prescription shares for Geodon continue to grow and Geodon is now the second fastest growing atypical antipsychotic, achieving a new market share high of 6.5% for new prescriptions in May 2005.

•

Lyrica was approved by the FDA in June 2005 for adjunctive therapy for adults with partial onset seizures. This latest indication builds on the earlier FDA approval of Lyrica for two of the most common forms of neuropathic pain -- diabetic peripheral neuropathy, a chronic neurologic condition affecting nearly three million Americans, and postherpetic neuralgia. Lyrica is now approved in 50 countries outside the U.S. In the U.K., Germany, and Mexico, Lyrica is one of the most successful epilepsy or neuropathic pain launches ever. A regulatory filing has been submitted in the E.U. for use of Lyrica in treatment of generalized anxiety disorder. Pfizer plans to launch Lyrica in the U.S. this fall.

•	Celebrex and Bextra

On April 7, 2005, the FDA announced a decision to require boxed warnings of potential cardiovascular risk for all COX-2 pain relievers and all prescription non-steroidal anti-inflammatory drugs (NSAIDs), including older non-specific drugs such as ibuprofen and naproxen. On July 29, 2005, Pfizer and the FDA finalized the label changes for Celebrex. The final label contains a boxed warning of potential serious cardiovascular and gastrointestinal risks for Celebrex that will be consistent with warnings for all other prescription NSAIDs. The boxed warning provides that Celebrex is contraindicated for patients who recently have undergone coronary artery bypass graft surgery. The label recommends that Celebrex be prescribed at the lowest effective dose for the shortest duration consistent with individual patient treatment goals. Pfizer is continuing to conduct additional clinical studies evaluating the benefits and risks of Celebrex.

In the E.U., in June 2005, the CHMP concluded its COX-2 referral process and recommended that both Celebrex and Dynastat (parecoxib) remain available to patients. The European Medicines Evaluation Agency (EMEA) has required new labeling for all COX-2 drugs that includes a restriction on use for patients with established heart disease or stroke and additional warnings to physicians regarding use in patients with cardiovascular risk factors.

Further, the FDA decided that while Bextra's cardiovascular risk could not be differentiated from other NSAIDs, the additional, increased risk of rare but serious skin reactions associated with Bextra, already described in its label, warranted its withdrawal from the market. In 2004, we recorded $1.3 billion in revenue for Bextra. We respectfully disagree with the FDA's position regarding the relative risk/benefit profile of Bextra. However, in deference to the regulatory agency's view, we suspended sales of the medicine pending further discussions with the FDA. In addition, at the request of European and other regulators, we suspended sales of Bextra in the E.U., Canada and many other markets around the world.

In connection with the decision to suspend sales of Bextra in the U.S., E.U., and certain other markets, we recorded certain charges totaling $1.2 billion ($761 million, net of tax) in the first six months of 2005. These pre-tax charges included $1.1 billion related to the impairment of developed technology rights associated with Bextra and $7 million related to the write-off of machinery and equipment, both of which are included in Other (income)/deductions-net; $56 million in write-offs of inventory and exit costs, included in Cost of sales; $5 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $173 million, for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

The market for pain relievers has shown considerable change since the withdrawal of Vioxx in September 2004. Sales of Celebrex began to decline in the late 2004. However, following the FDA and EMEA regulatory reviews of these medicines in February 2005, the market for prescription pain relievers indicated lower, but stabilizing levels compared to pre-Vioxx withdrawal levels. We do not expect the additional labeling information for Celebrex to further impact 2005 revenues. Revenues from Celebrex in 2005, prior to the FDA's decision in April 2005, were already expected to be significantly lower than in 2004. In December 2004, we submitted a New Drug Application to the FDA for Dynastat. We plan to continue the regulatory process for this medicine. On July 29, 2005, the FDA approved a new indication for Celebrex for the relief of the signs and symptoms associated with ankylosing spondylitis, a form of arthritis that affects the spine.

•

Zithromax is the world's largest selling antibiotic as well as the leading branded product in the U.S. respiratory-infection market. Zithromax is first-line therapy for a number of key indications, including acute exacerbations of chronic bronchitis, community-acquired pneumonia, sinusitis, and otitis media. Zithromax performance was strong in the first six months of 2005, based on its clear benefits as well as an active flu season in the first quarter of 2005.

Although Zithromax has experienced patent expirations in certain countries, it retains basic patent protection in the U.S. until November 2005.

•	Diflucan is a systemic antifungal. The decrease in sales in the first six months of 2005 compared to the same period in 2004 is mainly due to loss of exclusivity in the U.S. in July 2004.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands. The increase in sales in the first six months of 2005 compared to the same period in 2004, reflects the stabilization of the market after the introduction of two competing products. Viagra maintains a strong leadership position with more than 60% of worldwide sales of phosphodiesterase-5 inhibitors for the twelve months ending May 2005.

On July 8, 2005, the FDA approved an update to the Viagra label to reflect rare post-marketing reports of non-arteritic anterior ischemic optic neuropathy (NAION) in patients taking PDE5 inhibitor medications. The updated label will note that in rare instances, men taking PDE5 inhibitors, including Viagra, reported a sudden decrease or loss of vision in one or both eyes and that it is not possible to determine whether these events are related directly to these medicines, to the patient's underlying vascular risk factors, to a combination of these factors, or other factors. Most of the reported NAION cases occurred in Viagra users with underlying anatomic or vascular risk factors associated with the development of NAION.

•

Camptosar is a semisynthetic camptothecin derivative that works by inhibiting the topoisomerase 1 enzyme, which is involved in cancer cell replication. Camptosar is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated for patients in whom colorectal cancer has recurred or progressed despite initial fluorouracil-based therapy. Camptosar is for intravenous use only. Revenue growth of 87% in the first six months of 2005 compared to the same period in 2004 was impacted in part by Pfizer's acquisition of marketing rights to Campto/Camptosar in Europe and Asia (except Japan) in late 2004.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is the most-prescribed branded glaucoma medicine in the world. Clinical data showing its advantages in treating intra-ocular pressure compared with beta blockers should support the continued growth of this important medicine.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. The increase in sales in the first six months of 2005 compared to the same period in 2004 is attributable to stabilization in the prescription antihistamine market subsequent to the Rx to OTC switch of loratadine as the majority of the managed care plans have completed their formulary tier changes in this category.

Consumer Healthcare

Revenues of our Consumer Healthcare business, which include three additional business days in our fiscal calendar in the first quarter and six months of 2005 compared to the same periods in 2004, follow:

	Second Quarter			First Six Months
(millions of dollars)	2005	2004	% Change	2005	2004	% Change

Consumer Healthcare	$969	$869	12%	$1,914	$1,673	14%

The increase in Consumer Healthcare revenues in the second quarter and first six months of 2005, as compared to the same periods in 2004, was attributable to:

•

the 16% increase in the second quarter and 18% increase in the first six months of 2005 in sales of Listerine mouthwash, which benefited from the U.S. launches of Listerine Advanced in September 2004 and Listerine Whitening in April 2005, as well as the international roll-out of Listerine Citrus in 2005;

•	growth from Sudafed and other upper-respiratory products, Zantac, and tobacco dependence products;

•	inclusion of sales from the recently acquired Purell brand; and

•	the favorable impact of the weakening of the U.S. dollar relative to many foreign currencies.

Animal Health

Revenues of our Animal Health business, which include three additional business days in our fiscal calendar in the first quarter and six months of 2005 compared to the same periods in 2004, follow:

	Second Quarter			First Six Months
(millions of dollars)	2005	2004	% Change	2005	2004	% Change

Livestock products	$354	$288	23%	$657	$553	19%
Companion animal products	224	196	14	416	359	16
Total Animal Health	$578	$484	19	$1,073	$912	18

The increase in Animal Health revenues in the second quarter and first six months of 2005, as compared to the same periods in 2004, was attributable to:

•

in livestock, the continued performance of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe and robust results in the U.S., which benefited from favorable dairy economics, as well as strong sales of Excede (an antimicrobial aimed at treating respiratory disease in beef, non-lactating cattle and swine) launched in the U.S. during the third quarter of 2004;

•	in companion animal, increased promotional activities throughout our markets resulted in Rimadyl, Revolution and Clavamox growing at double-digit rates for the first six months of 2005; and

•	the favorable impact of the weakening of the U.S. dollar relative to many foreign currencies.

COSTS AND EXPENSES

Cost of Sales

Cost of sales grew 19% in the second quarter of 2005 and 20% for the first six months of 2005, and increased as a percentage of revenues, as compared with the prior year periods. The primary drivers of these increases were adverse changes in geographic, segment and product mix, and production volume, which reflect the loss of exclusivity of certain major products in the U.S. and lower year-over-year sales of COX-2 products, and the unfavorable impact of foreign exchange. In the first quarter of 2005, we also recorded charges for write-offs of inventory and exit costs related to the suspension of Bextra sales (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales).

Cost of sales as a percentage of revenues will remain under pressure throughout the remainder of 2005.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses decreased 1% in the second quarter and increased 1% in the first six months of 2005, as compared to the same periods in 2004, reflecting an increase year-over-year in merger-related synergies, partially offset by the unfavorable impact of foreign exchange.

Research and Development Expenses

Research and development (R&D) expenses increased 3% in the second quarter and 5% in the first six months of 2005, as compared to the same periods in 2004. This was attributable to continued investment to support long-term growth, the advancement of our portfolio and the unfavorable impact of foreign exchange.

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

Certain significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Celebrex	For the relief of the signs and symptoms associated with ankylosing spondylitis	July 2005

Lyrica	Add-on therapy for adult epilepsy patients with partial onset seizures	June 2005

Revatio	Oral treatment for adult pulmonary arterial hypertension (PAH)	June 2005

Zmax	Single dose version of Zithromax for acute bacterial sinusitis and community-acquired pneumonia.	June 2005

Zyvox	For the treatment of bacterial infections in pediatric patients	May 2005

Depo-SubQ Provera	Subcutaneous formulations to treat endometriosis pain	March 2005

Ellence	Adjuvant long-term cancer treatment	March 2005

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Genotropin	Treatment of short stature and growth problems resulting from Turner's syndrome	June 2005

Vfend	Pediatric filing	June 2005

Indiplon	Modified-release tablets for treatment of multiple aspects of insomnia	May 2005
	Immediate-release capsules for treatment of multiple aspects of insomnia	April 2005

Exubera	Inhaled form of insulin for type 1 and type 2 diabetes	February 2005

Dynastat	Injectable prodrug of valdecoxib for acute pain	December 2004

Aromasin	Treatment for early breast cancer	December 2004

Oporia	Vaginal atrophy	December 2004
	Selective estrogen modulator for the prevention of post-menopausal osteoporosis	August 2004

Norvasc	Reduction of cardiovascular risk, including risk of coronary heart disease, myocardial infarction, cardiovascular procedures and strokes	August 2004

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy	March 2004

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Revatio	Approval in the E.U. for treating PAH	July 2005	--

Lyrica	Approval in Canada for neuropathic pain	June 2005	--

Macugen	Approval in Canada and Brazil for age-related macular degeneration (AMD)	May 2005	--
	Application submitted in Switzerland for AMD	--	January 2005
	Application submitted in the E.U. and Australia for AMD	--	September 2004

Fragmin	Approval in the E.U. for treatment of deep vein thrombosis in cancer patients	April 2005	--

Vfend	Approval in Japan for treatment of aspergillosis	April 2005	--
	Approval for treatment of serious, invasive, fluconazole-resistant candida infections and first-line treatment of candidemia in non-neutropenic patients was granted in the E.U.	January 2005	--

Geodon	Application submitted in the E.U. for treating manic bipolar disorder	--	December 2004

Genotropin	Application submitted in Japan for treatment of short stature and growth problems	--	July 2004

Neurontin	Application submitted in Japan for epilepsy	--	April 2004

Exubera	Application submitted in the E.U. as an inhaled form of insulin for type 1 and type 2 diabetes	--	February 2004

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Celebrex	Sporadic adenomatous polyposis - a precancerous condition caused by growths (polyps) in the intestines
Cardiovascular benefits in osteoarthritis patients at high cardiovascular risk

Camptosar IV	Adjuvant colorectal cancer in patients with liver metastasis
Gastric cancer

Xalatan (new delivery device)	Ocular hypertension

Drug candidates in late-stage development include Sutent, or SU-11248, an angiogenesis inhibitor for treatment of gastrointestinal stromal tumors and metastatic renal cell carcinoma; varenicline, a nicotine-receptor partial agonist for smoking cessation; maraviroc (UK-427,857), a CCR-5 receptor antagonist for HIV; torcetrapib/atorvastatin, a combination CETP inhibitor/statin for heart disease; asenapine, for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; and Zithromax/chloroquine for treatment of malaria. The Company anticipates filing an NDA with the FDA for Sutent in August 2005. The FDA has granted fast-track designation for maraviroc's clinical development program. Pfizer has entered into an agreement to acquire Vicuron Pharmaceuticals, a company with two promising anti-infectives in regulatory review. The transaction is subject to normal closing conditions.

Torcetrapib/atorvastatin, a fixed combination of the new chemical entity torcetrapib (a CETP inhibitor discovered by Pfizer that raises HDL-cholesterol) with atorvastatin (Lipitor), is continuing in global Phase 3 clinical trials. This comprehensive 12,000-subject Phase 3 program includes comparative atherosclerotic imaging trials (coronary intravascular ultrasound and carotid ultrasound), as well as a full range of blood-lipid efficacy studies comparing torcetrapib/atorvastatin to Lipitor, other statins, and fibrates. The development program is also enrolling 13,000 patients in a definitive mortality and morbidity trial.

Despite effective treatments, cardiovascular disease remains the number one killer worldwide. The objective of the torcetrapib/atorvastatin development program is to provide clear evidence of the cardiovascular benefits of substantially raising HDL-cholesterol and further lowering of LDL-cholesterol over the established clinical benefits of LDL-cholesterol lowering provided by Lipitor alone. Torcetrapib is being initially developed in fixed combination with atorvastatin for scientific, medical, regulatory, business, and ethical reasons. This development program represents a major commitment by Pfizer to significantly advance understanding of lipids and atherosclerosis to provide an important new tool for patients and prescribers in preventing and treating the global burden of cardiovascular disease.

The clinical development program for the selective cytotoxic agent edotecarin was terminated in the first quarter of 2005; development rights for edotecarin were returned to Banyu Pharmaceuticals, Inc.

Pfizer's participation in the clinical development programs for capravirine, a non-nucleoside reverse transcriptase inhibitor for HIV, and Daxas, a phosphodiesterase-4 inhibitor for chronic obstructive pulmonary disease and asthma, was terminated in the second quarter 2005; development rights were returned to Shiongi & Co. Ltd and Altana Pharma, Inc. respectively.

Additional product-related programs are in various stages of discovery and development.

Merger-Related In-Process Research and Development Charges

The estimated value of merger-related in-process research and development charges (IPR&D) is expensed at acquisition date. In 2005, we expensed $262 million of IPR&D, primarily related to our acquisition of Idun Pharmaceuticals, Inc. on April 12, 2005. In 2004, we expensed $955 million of IPR&D, primarily related to our acquisition of Esperion Therapeutics, Inc. on February 10, 2004.

Adapting to Scale Initiative

We recently launched a company-wide initiative, called Adapting to Scale (AtS), which involves a comprehensive review of our processes, organizations, systems and decision making. In the second quarter of 2005, in connection with this AtS initiative, we incurred and paid approximately $21 million in restructuring charges, primarily related to employee termination costs at our manufacturing facilities located in North America. We also incurred and paid approximately $33 million in implementation costs, included in Cost of sales ($1 million), Selling, informational and administrative expenses ($21 million) and Research and development expenses ($11 million), primarily related to system and process standardization and the expansion of shared services.

We now expect the costs associated with this multi-year effort to continue through 2008 and to total approximately $4 billion to $5 billion, on a pre-tax basis. These costs will include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services. Restructuring charges are included in Restructuring charges and merger-related costs and implementation costs are included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate.

Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia, which was completed on April 16, 2003:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004

Integration costs	$191	$150	$297	$254
Restructuring costs	58	139	171	282
Total merger-related costs - expensed	$249	$289	$468	$536

In connection with the acquisition of Pharmacia, Pfizer management approved plans to restructure and integrate the operations of both legacy Pfizer and legacy Pharmacia to combine operations, eliminate duplicative facilities and reduce costs. The restructuring of our operations as a result of our acquisition of Pharmacia is expected to continue through 2005 and includes consulting, systems integrations, severance, costs of vacating duplicative facilities, contract termination and other exit costs. Total merger-related expenditures expected to be incurred during 2003-2005 to achieve anticipated synergies are about $6 billion, on a pre-tax basis, with $5.3 billion incurred through July 3, 2005. The remaining costs expected to be incurred are primarily associated with asset impairments, exit costs and employee terminations. The integration of Warner-Lambert and Pharmacia is expected to result in a combined expense reduction of $6 billion in 2005, inclusive of $4.2 billion of Pharmacia-related synergies that are expected to be achieved this year.

Through April 15, 2004, we recorded restructuring costs associated with employee terminations and exiting certain activities of legacy Pharmacia as liabilities assumed in the purchase business combination and recorded an increase to goodwill. Changes to previous estimates of restructuring costs included as part of the purchase allocation of Pharmacia are recorded as a reduction to goodwill or an expense to operations, as appropriate. Restructuring costs incurred for legacy Pfizer and restructuring costs incurred after April 15, 2004 for legacy Pharmacia are charged to the results of operations.

The components of merger-related restructuring costs associated with legacy Pfizer and legacy Pharmacia follow:

(millions of dollars)	Total	Utilization Through July 3, 2005	(a)	Accrual at July 3, 2005	(b)

Costs capitalized through April 15, 2004:
Employee termination costs	$1,535	$1,499		$36
Other	624	498		126
	$2,159	$1,997		$162
Costs expensed:
Employee termination costs	$589	$482		$107
Asset impairments	368	368		--
Other	89	57		32
	$1,046	$907		$139

(a)	Includes insignificant adjustments to original amounts established.
(b)	Included in Other current liabilities.

During the first six months of 2005, we expensed $72 million for Employee termination costs, $78 million for Asset impairments and $15 million in Other. Through July 3, 2005, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia work force by 17,030 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 15,901 employees were terminated as of July 3, 2005. Employee termination costs include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia.

Other (Income)/Deductions - Net

In the first six months of 2005, we recorded impairment charges of $1.1 billion related to the developed technology rights for Bextra, a COX-2-selective inhibitor, and $7 million related to the write-off of machinery and equipment (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales), both of which are included in Other (income)/deductions - net.

In addition, in connection with the suspension of Bextra sales, we recorded $56 million in write-offs of inventory and exit costs, included in Cost of sales; $5 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $173 million, for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

(BENEFIT)/PROVISION FOR TAXES ON INCOME

In the first six months of 2005, we recorded an income tax charge of $1.7 billion, included in (Benefit)/provision for taxes on income, in connection with our decision to repatriate about $36.7 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (the Jobs Act). In the first quarter of 2005, we recorded an initial estimated income tax charge of $2.2 billion based on the decision to repatriate $28.3 billion of foreign earnings. In the second quarter of 2005, we reduced our original estimate of the tax charge by $863 million and revised the repatriation of foreign earnings to $28.1 billion, principally as a result of guidance issued by the U.S. Treasury in May 2005. In the second quarter of 2005, we also recorded an additional tax charge of $373 million, primarily due to our decision to repatriate an additional $8.6 billion of foreign earnings.

In the second quarter of 2005, we recorded a tax benefit of $586 million, primarily related to the resolution of certain tax positions.

Our effective tax rate for continuing operations was 37.2% for the first six months of 2005 compared to 21.2% in the same period in 2004. The increase in the effective tax rate for the first six months of 2005 is due to the previously mentioned tax charge associated with the repatriation of foreign earnings and a $262 million non-deductible charge for IPR&D, for the most part relating to our acquisition of Idun Pharmaceuticals Inc., partially offset by the tax benefit of $586 million primarily related to the resolution of certain tax positions. Income taxes in the first six months of 2004 were impacted by a $955 million non-deductible charge for IPR&D, primarily relating to our acquisition of Esperion.

As of July 3, 2005, we intend to continue to reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on the remaining amount of unremitted earnings.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. The Company reports Adjusted income in order to portray the results of our major operations--the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals, as well as our over-the-counter products--prior to considering certain income statement elements. We have defined Adjusted income as Net income before discontinued operations, significant impact of purchase accounting for acquisitions, merger-related costs and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net income.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our Company's operations without including all events during a period such as the effects of an acquisition, merger-related costs or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of performance in our Company. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, for senior levels of management, a portion of their long-term compensation is based on U.S. GAAP Net income.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our recently announced Adapting to Scale initiative; costs associated with a significant recall of one of our products; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as charges attributable to the repatriation of foreign earnings in accordance with the Jobs Act; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Legal Proceedings included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Second Quarter			First Six Months
(millions of dollars)	2005	2004	% Incr./ (Decr.)	2005	2004	% Incr./ (Decr.)

Reported Net income	$3,463	$2,863	21%	$3,763	$5,195	(28)%
Discontinued operations - net of tax	9	(19)	*	(19)	(32)	(38)
Purchase accounting adjustments - net of tax	816	523	56	1,438	2,036	(29)
Merger-related costs - net of tax	178	224	(20)	330	351	(6)
Certain significant items - net of tax	(1,042)	20	*	1,913	40	M+
Adjusted income	$3,424	$3,611	(5)	$7,425	$7,590	(2)

*	Calculation not meaningful.
M+	Change greater than one-thousand percent.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Second Quarter		First Six Months
(millions of dollars)	2005	2004	2005	2004

Discontinued operations, pre-tax:
Loss/(income) from discontinued operations (a)	$14	$(25)	$33	$(45)
Gains on sales of discontinued operations(a)	--	(3)	(65)	(3)
Total discontinued operations pre-tax	14	(28)	(32)	(48)
Income taxes	(5)	9	13	16
Total discontinued operations - net of tax	9	(19)	(19)	(32)
Purchase accounting adjustments, pre-tax:
In-process research and development charges(b)	260	--	262	955
Intangible amortization and other(c)	828	820	1,683	1,623
Total purchase accounting adjustments, pre-tax	1,088	820	1,945	2,578
Income taxes	(272)	(297)	(507)	(542)
Total purchase accounting adjustments - net of tax	816	523	1,438	2,036
Merger-related costs, pre-tax:
Integration costs(d)	191	150	297	254
Restructuring costs(d)	58	139	171	282
Total merger-related costs, pre-tax	249	289	468	536
Income taxes	(71)	(65)	(138)	(185)
Total merger-related costs - net of tax	178	224	330	351
Certain significant items, pre-tax
Asset impairment charges and other costs associated with the suspension of selling Bextra(e)	--	--	1,213	--
Operating results of divested legacy Pharmacia research facility(f)	--	32	--	64
Restructuring charges--Adapting to Scale(d)	21	--	21	--
Implementation costs--Adapting to Scale(g)	33	--	33	--
Total certain significant items, pre-tax	54	32	1,267	64
Income taxes	(20)	(12)	(467)	(24)
Resolution of certain tax positions(h)	(586)	--	(586)	--
Tax impact of the repatriation of foreign earnings(h)	(490)	--	1,699	--
Total certain significant items - net of tax	(1,042)	20	1,913	40
Total discontinued operations, purchase accounting adjustments, merger-related costs and certain significant items - net of tax	$(39)	$748	$3,662	$2,395

(a)	Included in Discontinued operations - net of tax.
(b)	Included in Merger-related in-process research and development charges.
(c)	Included primarily in Amortization of intangible assets.
(d)	Included in Restructuring charges and merger-related costs.
(e)	Included in Cost of sales ($56 million), Selling informational and administrative expenses ($5 million) and Other (income)/deductions - net ($1.2 billion).
(f)	Included in Research and development expenses.
(g)	Included in Cost of sales ($1 million), Selling, informational and administrative expenses ($21 million), and Research and development expenses ($11 million).
(h)	Included in (Benefit)/provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Asset Position

Our net financial asset position follows:

(millions of dollars)	July 3, 2005	Dec. 31, 2004

Financial assets:
Cash and cash equivalents	$1,276	$1,808
Short-term investments	13,293	18,085
Short-term loans	513	653
Long-term investments and loans	3,247	3,873
Total financial assets	18,329	24,419
Debt:
Short-term borrowings	7,261	11,266
Long-term debt	5,517	7,279
Total debt	12,778	18,545
Net financial assets	$5,551	$5,874

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. In addition, the proceeds from the repatriation of foreign earnings are being utilized to finance domestic activities over a multi-year time horizon, thereby reducing our reliance on short-term borrowings. This is expected to result in an overall decrease in our short-term borrowings by the end of 2005. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Expected Impact of Repatriation of Foreign Earnings

Based on our decision to repatriate foreign earnings totaling about $36.7 billion in accordance with the Jobs Act, the use of proceeds includes domestic expenditures relating to advertising and marketing activities, research and development activities, capital assets and other asset acquisitions and non-executive compensation in accordance with the provisions of the Jobs Act (as in effect on July 3, 2005). During the second quarter of 2005, we repatriated approximately $10 billion. At July 3, 2005, our international subsidiaries held cash and cash equivalents and short-term investments totaling in excess of $14 billion. Additionally, our international subsidiaries are expected to generate cash flows during 2005, which, together with third-party borrowings as required, will be available to fund the balance of the repatriation.

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

Debt Capacity

Our short-term borrowings are rated P-1 by Moody's Investors Service (Moody's) and A-1+ by Standard & Poor's (S&P). Our long-term debt is rated Aaa by Moody's and AAA by S&P. Moody's and S&P are major corporate debt-rating organizations. In early April 2005, following the market withdrawal of Bextra and the FDA's decision requiring new labeling for Celebrex, Moody's placed our Aaa rating under review for possible downgrade. The review was completed in June 2005 when Moody's removed Pfizer from review status and reaffirmed our Aaa rating. However, Moody's maintained our rating outlook as negative. S&P has also reaffirmed our AAA rating and maintains our outlook as stable.

Our superior credit ratings are primarily based on our diversified product portfolio, our strong operating cash flow, our substantial financial assets, our strong late-stage product pipeline and on our desire to maintain a prudent financial profile. Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. At July 3, 2005, we had access to $3.3 billion of lines of credit, of which $1.4 billion expire within one year. Of these lines of credit, $3.0 billion are unused, of which our lenders have committed to loan us $1.6 billion at our request. $1.5 billion of the unused lines of credit relate to our commercial paper borrowings.

At July 3, 2005, we had the ability to borrow approximately $2.0 billion by issuing debt securities under our existing debt shelf registration statement filed in November 2002.

In July 2005, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which are included in Short-term borrowings at July 3, 2005. Notice to call has been given to the Trustees and the notes will be redeemed in September 2005.

Goodwill and Other Intangible Assets

At July 3, 2005, goodwill totaled $23.6 billion (19% of our total assets) and other intangible assets, net of accumulated amortization, totaled $29.8 billion (25% of our total assets). The largest components of goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia. Other intangible assets included $23.8 billion of developed technology rights and $4.0 billion of indefinite-lived brands.

The developed technology rights primarily represent the fair value of the commercialized products that we acquired from Pharmacia. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Human Health products in the "Revenues" section of MD&A. While the Arthritis and Pain therapeutic category represents about 27% of the total value of developed technology rights at July 3, 2005, the balance of the value is evenly distributed across the following Human Health therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

	July 3, 2005	Dec. 31, 2004

Cash and cash equivalents and short-term investments and loans (millions of dollars)	$15,082	$20,546

Working capital (millions of dollars)(a)	$11,007	$13,236

Current ratio(b)	1.49:1	1.50:1

Shareholders' equity per common share(c)	$8.91	$9.19

(a)	Working capital includes assets and liabilities held for sale at July 3, 2005 and December 31, 2004.
(b)	Current ratio is the proportion of current assets to current liabilities.
(c)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The decrease in working capital from December 31, 2004 to July 3, 2005 primarily reflects:

•	payment of cash dividends on common and preferred stock -- $2.9 billion;

•	purchases of our common stock -- $3.3 billion;

•	purchases of property, plant and equipment -- $1.0 billion;

•	a reclassification of $1 billion from long-term debt to current portion of long-term debt as a result of our decision to call the debt; and

•	an increase in taxes payable as a result of the $1.7 billion charge in connection with our decision to repatriate foreign earnings in accordance with the Jobs Act;

partially offset by:

•	cash from current-period operations.

Net Cash Provided by Operating Activities

During the first six months of 2005, net cash provided by continuing operating activities was $7.0 billion, as compared to $5.2 billion in the same period in 2004. The increase in net cash provided by operating activities was primarily driven by the timing of income tax payments and accounts receivable collections. In the cash flows statement, Other includes adjustments for non-cash items such as valuation adjustments. Changes in assets and liabilities, net of businesses acquired and divested in 2005 includes an accrual for the $1.7 billion income tax charge (not yet paid) associated with our repatriation of foreign earnings.

Net Cash Provided by/(Used in) Investing Activities

During the first six months of 2005, net cash provided by investing activities was $4.2 billion, compared to net cash used of $6.8 billion in the same period in 2004. The change from net cash used in 2004 to net cash provided by investing activities in 2005 was primarily attributable to:

•

net redemptions of $5.1 billion from investments in 2005 primarily used to provide funds for the repatriation of foreign earnings in accordance with the Jobs Act compared to net purchases of $4.7 billion of investments in 2004, and

•	net cash used for acquisitions in 2005 of $255 million as compared to cash used for acquisitions in 2004 of $1.4 billion.

Net Cash Provided by/(Used in) Financing Activities

During the first six months of 2005, net cash used in financing activities was $11.7 billion, as compared to net cash provided by financing activities of $716 million in the same period in 2004. The increase in net cash used in financing activities in 2005 was primarily attributable to:

•

net repayments of $5.7 billion on total borrowings in 2005 (funds from the repatriation of foreign earnings were used to finance domestic activities, thereby reducing our reliance on short-term borrowings) as compared to total net borrowings of $4.8 billion in 2004, and

•	an increase of $1.0 billion in purchases of our common stock in 2005 as compared to the same period in 2004.

In October 2004, we announced a $5 billion share-purchase program. We completed this share-purchase program by purchasing approximately $2.4 billion of the Company's stock in the second quarter of 2005. In June 2005, Pfizer's Board of Directors authorized a new $5 billion share-purchase program. No purchases were made under the new program as of July 3, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not generally paid significant amounts under these provisions and at July 3, 2005, recorded amounts for the estimated fair value of these indemnifications are not material.

Certain of our copromotion agreements include additional provisions that give our alliance partners the right to negotiate for, or in some cases to obtain, under certain financial conditions, copromotion rights in specified countries with respect to certain of our products.

RECENTLY ISSUED ACCOUNTING STANDARDS

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. SFAS 123R replaces SFAS 123, Stock-Based Compensation. SFAS 123R requires that the fair value of the grant of employee stock options be reported as an expense. We plan to adopt SFAS 123R, when required, beginning in the first quarter of 2006. (We had previously disclosed an intention to adopt, when required, in mid-2005, but the SEC delayed the required effective date). Determining the impact of SFAS 123R on our future results of operations requires a number of complex estimates about future events. For example, such an assessment would require a prediction about the number of options to be granted, primarily in February of next year, and a forecast, as of the grant date, of our stock price, the market-based stock price volatility and the risk-free interest rate, all of which can be highly variable and difficult to predict. As such, currently, we cannot reasonably estimate the impact of SFAS 123R on our results of operations in 2006.

Conditional Asset Retirement Obligations

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS 143, Accounting for Asset Retirement Obligations, and therefore should be recognized if their fair value is reasonably estimable. We plan to adopt FIN 47 in the fourth quarter of 2005. We do not expect the provisions of FIN 47 to have a material impact on our consolidated financial statements.

OUTLOOK

Results in 2005 have been, and will continue to be, impacted by the loss of U.S. exclusivity of four major products--Diflucan, Neurontin, and Accupril/Accuretic during 2004 and Zithromax in November 2005. Revenues also have been, and may continue to be, impacted by publicity and regulatory actions regarding COX-2-selective inhibitors. Full-year revenues are now expected to evidence a modest decline relative to 2004, as growth from other product lines generally offsets these factors, but revenues at current foreign exchange rates would be negatively impacted in the second half of 2005 by the recent strengthening of the U.S. dollar against major foreign currencies.

In 2005, we anticipate merger-related synergies of $6 billion related to Warner-Lambert ($1.8 billion) and Pharmacia ($4.2 billion, an increase of $600 million over 2004 synergies). We also expect to achieve approximately $400 million in cost savings during 2005 from our recently announced AtS productivity initiative.

Given these and other factors, at current exchange rates we expect 2005 Adjusted income of approximately $14.6 billion, adjusted diluted EPS of approximately $1.98 per share, reported Net income of approximately $9.1 billion, and reported diluted EPS of approximately $1.24 per share, subject to the "Cautionary Factors That May Affect Future Results" section below.

A reconciliation of targeted 2005 Adjusted income and Adjusted diluted EPS to targeted 2005 reported Net income and reported diluted EPS follows:

(billions of dollars, except per-share amounts)	Targeted Net Income	Targeted Diluted EPS

Targeted Adjusted income/diluted EPS	$14.6	$1.98
Intangible amortization and other	(2.3)	(.31)
In-process R&D charges (primarily Idun)	(0.3)	(.04)
Merger-related costs/productivity initiative costs	(1.0)	(.14)
Asset impairment charges and other costs associated with suspension of selling Bextra	(0.8)	(.10)
Tax impact on repatriation of foreign earnings	(1.7)	(.23)
Resolution of certain tax positions	0.6	.08
Targeted reported Net income/diluted EPS	$9.1	$1.24

Pfizer's estimates of 2005 reported Net income of $9.1 billion and reported diluted earnings per share of about $1.24 have been revised from the prior guidance of $7.7 billion and about $1.04. The revision is principally attributable to the resolution of certain tax positions (increase to Net income and diluted EPS of $0.6 billion and $0.08), a revised estimate of the cost of repatriating foreign earnings (net reduction in taxes from $2.2 billion and $0.30 EPS impact to $1.7 billion and $0.23) and a revised estimate of merger-related costs/productivity initiative costs (reduction from an after-tax cost of $1.4 billion and $0.18 EPS impact to $1.0 billion and $0.14). These estimates do not reflect the impact of any pending acquisitions, such as Vicuron Pharmaceuticals.

We expect to spend approximately $8 billion on research and development in 2005 and approximately $2.2 billion in capital expenditures for the full year 2005 (revised from our initial estimate of $2.7 billion).

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our Company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the success of research and development activities;

•

decisions by regulatory authorities regarding whether and when to approve our drug applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of our products;

•

the impact of the FDA's decision to require a boxed warning including expanded risk information and the European Medicines Evaluation Agency's decision to require expanded risk information in the Celebrex label;

•	the speed with which regulatory authorizations, pricing approval and product launches may be achieved;

•	competitive developments affecting our current growth products;

•	the ability to successfully market both new and existing products domestically and internationally;

•	difficulties or delays in manufacturing;

•	trade buying patterns;

•	the ability to meet generic and branded competition after the loss of patent protection for our products;

•	the impact of existing and future regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment;

•

possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare; the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries; and the involuntary approval of prescription medicines for over-the-counter use;

•	the potential impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003;

•	legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access;

•	contingencies related to actual or alleged environmental contamination;

•	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, government investigations, ongoing efforts to explore various means for resolving asbestos litigation and other legal proceedings;

•	the Company's ability to protect its patents and other intellectual property both domestically and internationally;

•	interest rate and foreign currency exchange rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations;

•	changes in U.S. generally accepted accounting principles;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	growth in costs and expenses;

•	changes in our product mix; and

•

the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate and to obtain the anticipated results and synergies from our acquisition of Pharmacia, and our ability to realize the projected benefits of our Adapting to Scale multi-year productivity initiative.

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

This report includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data.

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

Item 4.  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 17 to the consolidated financial statements included in our 2004 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2004; and Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2005. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Neurontin (gabapentin)

As previously reported, Greenstone Ltd., a wholly owned subsidiary of Pfizer, launched a generic version of Neurontin in October 2004 following the launches of gabapentin products by certain generic manufacturers. In October 2004, one of those generic manufacturers brought an action against Pfizer, Greenstone and the FDA challenging the launch by Greenstone. In June 2005, the U.S. Court of Appeals for the District of Columbia Circuit upheld Greenstone's right to sell an "authorized generic" version of Neurontin.

Product Liability Matters

Rezulin

As previously reported, in April 2001, Louisiana Health Service Indemnity Company and Eastern States Health and Welfare Fund filed a consolidated complaint against Warner-Lambert in the U.S. District Court for the Southern District of New York purportedly on behalf of a class consisting of all health benefit providers that paid for or reimbursed patients for the purchase of Rezulin between February 1997 and April 2001. The action seeks to recover amounts paid for Rezulin by the health benefit providers on behalf of their plan participants during the specified period. In May 2005, an action was filed in the U.S. District Court for the Eastern District of Louisiana purportedly on behalf of a nationwide class of third-party payors that asserts claims and seeks damages that are substantially similar to those in the New York action. In July 2005, an action was filed by the Attorney General of the State of Louisiana in the Civil District Court for Orleans Parish, Louisiana, against Warner-Lambert and Pfizer seeking to recover amounts paid by the Louisiana Medicaid program for Rezulin and for medical services to treat persons allegedly injured by Rezulin.

Asbestos - Quigley

As previously reported, in September 2004, Quigley Company, Inc., a wholly owned subsidiary of Pfizer, filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. bankruptcy code. In March 2005, Quigley filed its proposed reorganization plan with the Bankruptcy Court.

Commercial Matters

Zoloft

As previously reported, in July 2004, a purported representative action on behalf of all California residents who have used Zoloft as well as the general public was filed against the Company in Los Angeles Superior Court. The plaintiff alleged that the Company engaged in various practices relating to Zoloft in violation of California law, including false and misleading advertising and marketing, and sought restitution, disgorgement of profits and injunctive relief. In April 2005, the Company's motion to dismiss this action was granted without prejudice to the plaintiff's right to re-file if the plaintiff satisfies applicable standing requirements.

Celebrex and Bextra

As previously reported, the Company is a defendant in a number of product liability, consumer fraud, securities, fiduciary duty and ERISA (Employee Retirement Income Security Act of 1974) actions, including purported class and derivative actions, relating to Celebrex and Bextra. Certain current and former officers, directors and employees of Pfizer and Pharmacia also are named as defendants in some of those actions. Additional claims and suits, including purported class and derivative actions, asserting similar allegations and seeking similar relief have been brought during the first half of 2005. In June 2005, the federal securities, fiduciary duty and ERISA actions were transferred to the U.S. District Court for the Southern District of New York for consolidated pre-trial proceedings. In July 2005, an action was filed by the Attorney General of the State of Louisiana in the Civil District Court for Orleans Parish, Louisiana, against Pfizer seeking to recover amounts paid by the Louisiana Medicaid program for Celebrex and Bextra and for medical services to treat persons allegedly injured by Celebrex or Bextra; the action also seeks injunctive relief to prevent the sale of Celebrex and any resumption of the sale of Bextra in Louisiana.

As previously reported, we have received requests for information and documents from the U.S. Department of Justice and a group of state attorneys general concerning our COX-2 medicines. We also are responding to a request for similar information and documents from the staff of the Securities and Exchange Commission.

Environmental Matters

As previously reported, in April 2004, we received a letter from the Nebraska Department of Environmental Quality (NDEQ) proposing a civil penalty to settle certain alleged violations of Nebraska's hazardous waste regulations at our Lincoln, Nebraska manufacturing facility. In July 2005, this matter was resolved pursuant to a settlement that provides for a $75,000 civil penalty and the payment of $85,000 to fund several supplemental environmental projects in Nebraska. The Notices of Violation, which arose out of a voluntary self-disclosure that we made to the NDEQ in 2003, relate to the alleged improper disposal of a small amount of hazardous waste during the period 1997-2003. Corrective actions have been implemented.

In July 2005, the U.S. Environmental Protection Agency (EPA) proposed a civil penalty in the amount of $275,000 to settle certain alleged violations of the Federal Clean Air Act at our Kalamazoo, Michigan facility that were identified by the EPA during an inspection in 2004. We are in discussions with the EPA to resolve this matter, and we have implemented corrective actions to address the EPA's concerns.

Tax Matters

In the second quarter of 2005, we recorded a tax benefit of $586 million primarily related to the resolution of certain tax positions. In addition, we believe that the IRS audits of the Pfizer Inc. tax returns for the years 1999-2001 and the Warner-Lambert Company tax returns for the years 1999 through the date of the merger with Pfizer (June 19, 2000) are substantially complete. In connection with those audits, we are currently in the process of appealing one matter related to the tax deductibility of a breakup fee paid by Warner-Lambert Company in 2000.

The IRS has commenced the audit of the Pfizer Inc. tax returns for the years 2002 and 2003. The 2005 tax year is also currently under audit as we are voluntary participants in the IRS Compliance Assurance Program, which results in real-time tax audits.

As previously disclosed, with respect to Pharmacia Corporation (formerly known as Monsanto Company), the IRS has completed and closed its income tax return examinations and appeals through 1999 and has commenced the audit of the tax returns for the years 2000 through the date of merger with Pfizer (April 16, 2003).

We periodically reassess the likelihood of assessments resulting from audits of federal, state and foreign income tax filings. We believe that our accruals for tax liabilities are adequate for all open years.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the fiscal second quarter of 2005:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
April 4, 2005 through April 30, 2005	9,071,376	$26.92	9,064,300	$2,140,228,105(c)
May 1, 2005 through May 31, 2005	40,259,035	$27.90	40,217,200	$1,018,268,485(c)
June 1, 2005 through July 3, 2005	36,356,261	$28.06	36,287,600	$5,000,000,000(d)
Total	85,686,672	$27.86	85,569,100

(a)

On October 28, 2004, Pfizer announced that the Board of Directors authorized the purchase of up to $5 billion of Pfizer's common stock (the "2004 Stock Purchase Plan"). Such purchases were completed during the second quarter of 2005. On June 23, 2005, Pfizer announced that the Board of Directors authorized a new $5 billion share-purchase plan (the "2005 Stock Purchase Plan"). No purchases of stock were made under the 2005 Stock Purchase Plan during the fiscal second quarter of 2005.

(b)

In addition to purchases under the 2004 Stock Purchase Plan, this column reflects the following transactions during the fiscal second quarter of 2005: (i) the deemed surrender to Pfizer of 60,757 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 52,326 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 4,489 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(c)	Under the 2004 Stock Purchase Plan.

(d)	Under the 2005 Stock Purchase Plan.

Item 6.	Exhibits.

	1) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	2) Exhibit 15	-	Accountants' Acknowledgment

	3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: August 8, 2005	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended July 3,	Year Ended December 31,
(in millions, except ratios)	2005	2004	2003	2002	2001	2000

Determination of earnings:
Income from continuing operations before (benefit)/provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$5,971	$14,007	$3,246	$11,766	$9,963	$5,471
Less:
Minority interests	5	10	3	6	14	13
Adjusted income	5,966	13,997	3,243	11,760	9,949	5,458
Fixed charges	332	510	442	322	305	444
Total earnings as defined	$6,298	$14,507	$3,685	$12,082	$10,254	$5,902

Fixed charges:
Interest expense (a)	$249	$347	$270	$251	$266	$381
Preferred stock dividends (b)	7	12	10	--	--	--
Rents (c)	76	151	162	71	39	63
Fixed charges	332	510	442	322	305	444

Capitalized interest	7	12	20	28	56	46

Total fixed charges	$339	$522	$462	$350	$361	$490

Ratio of earnings to fixed charges	18.6	27.8	8.0	34.5	28.4	12.0

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

Historical ratios of earnings to fixed charges reflect revisions to historical period's rent expense, the impact of which was not significant to any period.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 8, 2005, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended July 3, 2005, in the following Registration Statements:

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
August 8, 2005

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

Date:  August 8, 2005

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

Date:  August 8, 2005

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended July 3, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
 Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
August 8, 2005

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended July 3, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
 Alan G. Levin
Senior Vice President and Chief Financial Officer
August 8, 2005

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