Form 10-Q
period 2005-10-02
PFIZER INC
filed 2005-11-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

YES    X             NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                    NO     X

At November 4, 2005, 7,371,396,380 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
October 2, 2005

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.

Financial Statements:

Condensed Consolidated Statements of Income for the three months and nine months ended October 2, 2005 and September 26, 2004	3

Condensed Consolidated Balance Sheets at October 2, 2005 and December 31, 2004	4

Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2005 and September 26, 2004	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	18

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.

Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	47

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.

Exhibits	50

Signature	51

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions of dollars, except per common share data)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Revenues	$12,189	$12,831	$37,705	$37,593

Costs and expenses:
Cost of sales(a)	1,908	1,640	6,180	5,185
Selling, informational and administrative expenses(a)	3,931	4,036	12,242	12,227
Research and development expenses(a)	1,783	1,888	5,421	5,356
Amortization of intangible assets(a)	836	843	2,576	2,496
Merger-related in-process research and development charges	1,390	--	1,652	955
Restructuring charges and merger-related costs	307	190	796	726
Other (income)/deductions - net	(163)	283	669	140

Income from continuing operations before provision for taxes on income, and minority interests	2,197	3,951	8,169	10,508

Provision for taxes on income	591	650	2,815	2,040

Minority interests	4	3	9	7

Income from continuing operations	1,602	3,298	5,345	8,461

Discontinued operations:
(Loss)/income from discontinued operations - net of tax	(16)	(3)	(37)	27
Gains on sales of discontinued operations - net of tax	3	46	44	48

Discontinued operations - net of tax	(13)	43	7	75

Net income	$1,589	$3,341	$5,352	$8,536

Earnings per common share - Basic:
Income from continuing operations	$0.22	$0.44	$0.73	$1.12
Discontinued operations - net of tax	--	0.01	--	0.01
Net income	$0.22	$0.45	$0.73	$1.13

Earnings per common share - Diluted:
Income from continuing operations	$0.22	$0.43	$0.72	$1.11
Discontinued operations - net of tax	--	0.01	--	0.01
Net income	$0.22	$0.44	$0.72	$1.12

Weighted-average shares used to calculate earnings per common share:
Basic	7,333	7,501	7,372	7,554

Diluted	7,382	7,569	7,424	7,642

Cash dividends paid per common share	$0.19	$0.17	$0.57	$0.51

(a)	Includes amortization of intangible assets, as disclosed in Note 11B, Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	Oct. 2, 2005*	Dec. 31, 2004**
ASSETS
Current Assets
Cash and cash equivalents	$959	$1,808
Short-term investments	12,430	18,085
Accounts receivable, less allowance for doubtful accounts: 2005 - $181; 2004 - $205	9,348	9,367
Short-term loans	611	653
Inventories	6,556	6,660
Prepaid expenses and taxes	2,724	2,939
Assets held for sale	140	182
Total current assets	32,768	39,694
Long-term investments and loans	2,784	3,873
Property, plant and equipment, less accumulated depreciation: 2005 - $9,199; 2004 - $8,534	17,519	18,385
Goodwill	23,806	23,756
Identifiable intangible assets, less accumulated amortization	28,976	33,251
Other assets, deferred taxes and deferred charges	4,490	4,725
Total assets	$110,343	$123,684

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt: 2005 - $1,401; 2004 - $907	$6,729	$11,266
Accounts payable	1,809	2,672
Dividends payable	3	1,418
Income taxes payable	4,226	1,963
Accrued compensation and related items	1,636	1,939
Other current liabilities	5,990	7,136
Liabilities held for sale	2	64
Total current liabilities	20,395	26,458

Long-term debt	5,414	7,279
Pension benefit obligations	2,771	2,821
Postretirement benefit obligations	1,442	1,450
Deferred taxes on income	10,780	12,632
Other noncurrent liabilities	2,734	4,766
Total liabilities	43,536	55,406

Shareholders' Equity
Preferred stock	175	193
Common stock	439	438
Additional paid-in capital	67,530	67,098
Employee benefit trust, at fair value	(970)	(1,229)
Treasury stock	(39,385)	(35,992)
Retained earnings	38,033	35,492
Accumulated other comprehensive income	985	2,278

Total shareholders' equity	66,807	68,278
Total liabilities and shareholders' equity	$110,343	$123,684

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Oct. 2, 2005	Sept. 26, 2004

Operating Activities:
Net income	$5,352	$8,536
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Discontinued operations - net of tax	(7)	(75)
Depreciation and amortization	4,143	3,782
Merger-related in-process research and development charges	1,652	955
Asset impairment charge and other costs associated with the suspension of Bextra sales	1,216	--
Deferred taxes	(279)	(471)
Other	193	479
Changes in assets and liabilities (net of businesses acquired and divested)	(2,274)	(2,856)

Net cash provided by continuing operating activities	9,996	10,350

Investing Activities:
Purchases of property, plant and equipment	(1,493)	(1,526)
Purchases of short-term investments	(16,840)	(11,369)
Proceeds from redemptions of short-term investments	23,179	6,427
Purchases of long-term investments	(650)	(1,132)
Proceeds from sales of long-term investments	655	1,432
Purchases of other assets	(392)	(613)
Proceeds from sales of other assets	6	267
Acquisitions, net of cash acquired	(2,104)	(1,443)
Proceeds from the sales of businesses and product lines	108	1,192
Other investing activities	238	32

Net cash provided by/(used in) investing activities	2,707	(6,733)

Financing Activities:
Increase in short-term borrowings, net	9	2,094
Principal payments on short-term borrowings	(5,274)	(238)
Proceeds from issuances of long-term debt	5	2,592
Principal payments on long-term debt	(1,042)	(29)
Proceeds from common stock issuances	45	53
Purchases of common stock	(3,415)	(4,787)
Cash dividends paid	(4,177)	(3,821)
Stock option transactions and other	301	856

Net cash used in financing activities	(13,548)	(3,280)
Effect of exchange-rate changes on cash and cash equivalents	(4)	7
Net (decrease)/increase in cash and cash equivalents	(849)	344
Cash and cash equivalents at beginning of period	1,808	1,520

Cash and cash equivalents at end of period	$959	$1,864

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,738	$2,374
Interest	485	312

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1:  Basis of Presentation

General

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 28, 2005 and August 22, 2004. The fiscal first quarter and nine months of 2005 had three additional business days compared to the fiscal first quarter and nine months of 2004.

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

Share-Based Payments

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we elect to account for our stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The exercise price of stock options granted equals the market price on the date of grant; as such, there is no recorded compensation expense related to grants of stock options.

The weighted-average fair value per stock option granted was $5.00 and $6.33 for the three months ended October 2, 2005 and September 26, 2004, and $5.15 and $6.88 for the nine months ended October 2, 2005 and September 26, 2004. We estimated the fair values, as required under GAAP, using the Black-Scholes option-pricing model, modified for dividends and using the assumptions below. Pro forma compensation expense related to stock options subject to accelerated vesting upon retirement is recognized over the period of employment up to the vesting date of the grant. In the first quarter of 2005, we changed our method of estimating expected dividend yield from historical patterns of dividend payments to a method that reflects a constant dividend yield during the expected term of the option.

	Three Months Ended		Nine Months Ended
	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Expected dividend yield	2.76%	2.98%	2.90%	2.90%
Risk-free interest rate	3.81%	3.36%	3.96%	3.32%
Expected stock price volatility	20.00%	22.88%	21.93%	22.15%
Expected term until exercise (years)	5.59	5.64	5.75	5.75

The following table shows the effect on results for the three-month and nine-month periods ended October 2, 2005 and September 26, 2004 if we had applied the fair-value-based recognition provisions of SFAS 123 to measure stock-based compensation expense for the option grants:

	Three Months Ended		Nine Months Ended
(millions of dollars, except per common share data)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP*	$1,588	$3,340	$5,348	$8,532
Compensation expense - net of tax	(104)	(148)	(356)	(421)
Pro forma	$1,484	$3,192	$4,992	$8,111

Basic earnings per common share:
As reported under GAAP*	$0.22	$0.45	$0.73	$1.13
Compensation expense - net of tax	(0.02)	(0.02)	(0.05)	(0.06)
Pro forma	$0.20	$0.43	$0.68	$1.07

Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP*	$1,588	$3,340	$5,349	$8,531
Compensation expense - net of tax	(104)	(148)	(356)	(421)
Pro forma	$1,484	$3,192	$4,993	$8,110

Diluted earnings per common share:
As reported under GAAP*	$0.22	$0.44	$0.72	$1.12
Compensation expense - net of tax	(0.02)	(0.02)	(0.05)	(0.06)
Pro forma	$0.20	$0.42	$0.67	$1.06

*

Includes stock-based compensation expense, net of related tax benefits, of $81 million for the nine months ended October 2, 2005 ($28 million for the three months ended October 2, 2005) and $40 million for the nine months ended September 26, 2004 (none for the three months ended September 26, 2004).

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

Note 2:  Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales

In the first nine months of 2005, we recorded charges totaling $1.2 billion ($762 million, net of tax) in connection with the decision to suspend sales and marketing of Bextra. This decision resulted from an April 7, 2005 request from the U.S. Food and Drug Administration (FDA), as part of its safety review of all COX-2 medicines.

The pre-tax charges included $1.1 billion related to the impairment of developed technology rights associated with Bextra and $7 million related to the write-off of machinery and equipment, both of which are included in Other (income)/deductions - net. In addition, in connection with the suspension, we also recorded $56 million in write-offs of inventory and exit costs, included in Cost of sales; $8 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $212 million for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

Note 3:  Income Taxes

Income Tax Charge Associated with Repatriation Decision

In the first nine months of 2005, we recorded an income tax charge of $1.7 billion, included in Provision for taxes on income, in connection with our decision to repatriate about $36.7 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (the Jobs Act). In the first quarter of 2005, we recorded an initial estimated income tax charge of $2.2 billion based on the decision to repatriate $28.3 billion of foreign earnings; in the second quarter of 2005, we reduced our original estimate of the tax charge by $863 million and revised the repatriation of foreign earnings to $28.1 billion, principally as a result of guidance issued by the U.S. Treasury in May 2005. In the second quarter of 2005, we also recorded an additional tax charge of $373 million, primarily due to our decision to repatriate an additional $8.6 billion of foreign earnings.

As of October 2, 2005, we intend to continue to permanently reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on the remaining amount of unremitted earnings.

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

The IRS has commenced the audit of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005 tax year is also currently under audit.

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

Note 4:  Adapting to Scale Initiative

We incurred the following costs in connection with our Adapting to Scale (AtS) initiative, which was announced in the second quarter of 2005:

(millions of dollars)	Three Months Ended Oct. 2, 2005	Nine Months Ended Oct. 2, 2005

Implementation costs(a)	$104	$136
Restructuring charges(b)	153	174
Total AtS costs	$257	$310

(a)

Included in Cost of sales ($36 million), Selling, informational and administrative expenses ($60 million), and Research and development expenses ($8 million) for the three months ended October 2, 2005, and included in Cost of sales ($37 million), Selling, informational and administrative expenses ($81 million), and Research and development expenses ($18 million) for the nine months ended October 2, 2005.

(b)	Included in Restructuring charges and merger-related costs.

In connection with the AtS initiative, Pfizer management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures, in a company-wide effort to improve performance and efficiency. We expect the costs associated with this multi-year effort to continue through 2008 and to total approximately $4 billion to $5 billion, on a pre-tax basis. The actions associated with the AtS initiative will include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services.

Through October 2, 2005, the restructuring charges primarily relate to employee termination costs at our manufacturing facilities in North America and the implementation costs primarily relate to system and process standardization and to expansion of shared services.

The components of restructuring costs associated with AtS follow:

(millions of dollars)	Nine Months Ended Oct. 2, 2005	Utilization Through Oct. 2, 2005	Accrual at Oct. 2, 2005	(a)

Employee termination costs	$106	$49	$57
Asset impairments	62	62	--
Other	6	--	6
	$174	$111	$63

(a)	Included in Other current liabilities.

During the three months ended October 2, 2005, we expensed $85 million for Employee termination costs, $62 million for Asset impairments and $6 million in Other. Through October 2, 2005, Employee termination costs represent the approved reduction of the workforce by 922 employees, mainly in manufacturing, sales and research. We notified affected individuals and 903 employees were terminated as of October 2, 2005. Employee termination costs are recorded as incurred and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down intangible assets, and property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 5:  Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Integration costs(a)	$93	$113	$390	$367
Restructuring costs(a)	61	77	232	359
Total merger-related costs	$154	$190	$622	$726

(a)	Included in Restructuring charges and merger-related costs.

In connection with the acquisition of Pharmacia, Pfizer management approved plans to restructure and integrate the operations of both legacy Pfizer and legacy Pharmacia to combine operations, eliminate duplicative facilities and reduce costs. Total merger-related expenditures expected to be incurred during 2003 through 2005 to achieve anticipated synergies are about $5.1 billion, on a pre-tax basis, with $5.0 billion incurred through October 2, 2005. The restructuring of our operations as a result of our acquisition of Pharmacia includes consulting, systems integrations, severance, costs of vacating duplicative facilities, contract termination and other exit costs.

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

The components of merger-related restructuring costs associated with legacy Pfizer and legacy Pharmacia follow:

(millions of dollars)	Total	Utilization Through Oct. 2, 2005	(a)	Accrual at Oct. 2, 2005	(b)

Costs capitalized through April 15, 2004:
Employee termination costs	$1,535	$1,502		$33
Other	624	517		107
	$2,159	$2,019		$140
Costs expensed:
Employee termination costs	$590	$508		$82
Asset impairments	421	421		--
Other	96	74		22
	$1,107	$1,003		$104

(a)	Includes insignificant adjustments to original amounts established.
(b)	Included in Other current liabilities.

During the three months ended October 2, 2005 and September 26, 2004, we expensed $1 million and $53 million for Employee termination costs, $53 million and $8 million for Asset impairments, and $7 million and $16 million in Other. During the first nine months of 2005 and 2004, we expensed $73 million and $201 million for Employee termination costs, $131 million and $122 million for Asset impairments, and $22 million and $31 million in Other. Through October 2, 2005, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia work force by 17,086 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 16,385 employees were terminated as of October 2, 2005. Employee termination costs are recorded as incurred and include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia.

Note 6: Acquisitions

On September 14, 2005, we completed the acquisition of all of the outstanding shares of Vicuron Pharmaceuticals, Inc. (Vicuron), a biopharmaceutical company focused on the development of novel anti-infectives, for approximately $1.9 billion in cash (including transaction costs). Vicuron has two products currently under New Drug Application (NDA) review by the FDA: anidulafungin for fungal infections and dalbavancin for Gram-positive infections. The allocation of the purchase price includes in-process research and development of approximately $1.4 billion, which was expensed and included in Merger-related in-process research and development charges, and goodwill of $243 million, which has been allocated to our Human Health segment. Neither of these items is deductible for tax purposes.

On April 12, 2005, we completed the acquisition of Idun Pharmaceuticals, Inc. (Idun), a biopharmaceutical company focused on the discovery and development of therapies to control apoptosis, and on August 15, 2005, we completed the acquisition of all outstanding shares of Bioren Inc. (Bioren), which focuses on technology for optimizing antibodies. The aggregate cost of these and other smaller acquisitions was approximately $340 million for the nine months ended October 2, 2005.

On February 10, 2004, we completed the acquisition of all the outstanding shares of Esperion Therapeutics, Inc., (Esperion), a biopharmaceutical company, for $1.3 billion in cash (including transaction costs). The allocation of the purchase price included in-process research and development of $920 million, which was expensed, and goodwill of $235 million, which was allocated to our Human Health segment. Neither of these items was deductible for tax purposes. The aggregate cost of other smaller acquisitions was approximately $170 million for the nine months ended September 26, 2004.

Note 7:  Dispositions

We evaluate our businesses and product lines periodically for strategic fit within our operations. In the first quarter of 2004, we decided to sell a number of businesses and product lines and we recorded the results of these operations in Discontinued operations for 2005 and 2004. As of October 2, 2005, all of these discontinued operations have been sold. The impact of these divested businesses and product lines was not material to the consolidated operating results of Pfizer Inc in the periods presented.

Assets held for sale and Liabilities held for sale on the balance sheet at October 2, 2005, relate primarily to assets in Europe that we intend to sell but that are not related to Discontinued operations.

Note 8:  Comprehensive Income/(Expense)

The components of comprehensive income/(expense) follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Net income	$1,589	$3,341	$5,352	$8,536
Other comprehensive income/(expense):
Net unrealized gain/(loss) on available-for-sale securities arising during the period - net of tax	7	(30)	(98)	153
Currency translation adjustment and other	(183)	689	(1,195)	451
Total other comprehensive income/(expense)	(176)	659	(1,293)	604
Total comprehensive income/(expense)	$1,413	$4,000	$4,059	$9,140

Note 9:  Financial Instruments

Derivative Financial Instruments and Hedging Activities

During the first nine months of 2005, we entered into the following incremental or new derivative and hedging activities:

Financial Instrument	Hedge Type	Hedged or Offset Item	Notional Amount (millions of dollars)	Maturity Date

Swaps	Net investment	Euro net investments	$1,255	Sept.-Oct. 2006
Forward-exchange contracts	--	Short-term foreign currency assets and liabilities(a)	674	Through 2006
Forward-exchange contracts	Cash flow	Euro available-for-sale investments	493	Through 2006
Forward-exchange contracts	Cash flow	Danish krone available-for-sale investments	172	Through 2006

(a)

Forward-exchange contracts used to offset short-term foreign currency assets and liabilities were primarily for intercompany transactions in euros, Australian dollars, U.K. pounds, Swedish krona and Canadian dollars for the nine months ended October 2, 2005.

These foreign exchange derivatives serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions. There was no material ineffectiveness in any hedging relationship reported in earnings in the first nine months of 2005.

Long-Term Debt

In July 2005, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which were included in Long-term debt at December 31, 2004. Notice to call was given to the Trustees and the notes were redeemed in September 2005.

Note 10:  Inventories

The components of inventories follow:

(millions of dollars)	Oct. 2, 2005	Dec. 31, 2004

Finished goods	$2,600	$2,643
Work-in-process	2,714	2,703
Raw materials and supplies	1,242	1,314
Total inventories	$6,556	$6,660

A reclassification was made in 2004 from Finished goods to Work-in-process to better reflect the stage of completion.

Note 11:  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended October 2, 2005 follow:

(millions of dollars)	Human Health	Consumer Healthcare	Animal Health	Other	Total

Balance, December 31, 2004	$20,966	$2,701	$79	$10	$23,756
Other(a)	13	62	(25)	--	50
Balance, October 2, 2005	$20,979	$2,763	$54	$10	$23,806

(a)	Primarily the acquisition of Vicuron, the impact of foreign exchange and reductions to goodwill as a result of adjusting certain purchase accounting liabilities.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Human Health segment, follow:

	Oct. 2, 2005		Dec. 31, 2004
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$31,102	$(8,070)	$33,137	$(5,967)
Brands	1,057	(48)	1,037	(14)
License agreements	165	(28)	158	(17)
Trademarks	157	(92)	134	(90)
Other(a)	436	(205)	390	(186)
Total amortized finite-lived intangible assets	32,917	(8,443)	34,856	(6,274)
Indefinite-lived intangible assets:
Brands	3,898	--	4,012	--
License agreements	316	--	356	--
Trademarks	227	--	235	--
Other(b)	61	--	66	--
Total indefinite-lived intangible assets	4,502	--	4,669	--
Total identifiable intangible assets	$37,419	$(8,443)	$39,525	$(6,274)

Total identifiable intangible assets, less accumulated amortization	$28,976	$33,251

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

In the first nine months of 2005, we recorded an impairment charge of $1.1 billion related to the developed technology rights for Bextra, a selective COX-2 inhibitor (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales) which was included in Other (income)/deductions - net.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute our products are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $859 million for the three months ended October 2, 2005 and September 26, 2004 and $2.6 billion and $2.5 billion for the nine months ended October 2, 2005 and September 26, 2004.

The annual amortization expense expected for the fiscal years 2005 through 2010 is $3.5 billion in 2005, $3.4 billion in 2006 and 2007, $2.7 billion in 2008 and $2.5 billion in 2009 and 2010.

Note 12:  Benefit Plans

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the three months ended October 2, 2005 and September 26, 2004 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$80	$71	$9	$8	$71	$67	$10	$7
Interest cost	104	98	15	15	76	71	28	18
Expected return on plan assets	(148)	(143)	--	--	(77)	(74)	(6)	(4)
Amortization of:
Prior service costs/(gains)	4	5	--	--	(1)	3	1	--
Net transition obligation	--	--	--	--	1	--	--	--
Actuarial losses	26	25	10	9	23	15	4	--
Curtailments and settlements - net	3	--	--	--	1	18	--	--
Special termination benefits	1	--	--	--	1	--	1	--
Net periodic benefit costs	$70	$56	$34	$32	$95	$100	$38	$21

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the nine months ended October 2, 2005 and September 26, 2004 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$239	$215	$28	$25	$224	$197	$29	$27
Interest cost	310	293	44	44	234	214	84	80
Expected return on plan assets	(445)	(429)	--	--	(238)	(215)	(17)	(15)
Amortization of:
Prior service costs/(gains)	11	13	1	1	(2)	7	1	1
Net transition obligation	--	--	--	--	2	1	--	--
Actuarial losses	77	74	29	27	71	42	14	12
Curtailments and settlements - net	3	--	--	--	11	(1)	--	--
Special termination benefits	1	--	--	--	11	--	1	--
Net periodic benefit costs	$196	$166	$102	$97	$313	$245	$112	$105

For the first nine months of 2005, we contributed from the Company's general assets $52 million to our U.S. qualified pension plans, $301 million to our international pension plans, $124 million to our U.S. supplemental (non-qualified) pension plans and $123 million to our postretirement plans. As of October 2, 2005, we expect to contribute, from the Company's general assets during 2005, a total (inclusive of amounts contributed during the first nine months of 2005) of $53 million to our U.S. qualified pension plans, $396 million to our international pension plans, $137 million to our U.S. supplemental (non-qualified) pension plans and $166 million to our postretirement plans. The contributions from the Company's general assets include direct employer benefit payments.

Note 13:  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Nine Months Ended
(millions)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

EPS Numerator - Basic:
Income from continuing operations	$1,602	$3,298	$5,345	$8,461
Less: Preferred stock dividends - net of tax	1	1	4	4
Income available to common shareholders from continuing operations	1,601	3,297	5,341	8,457
Discontinued operations - net of tax	(13)	43	7	75
Net income available to common shareholders	$1,588	$3,340	$5,348	$8,532

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	7,333	7,501	7,372	7,554

EPS Numerator - Diluted:
Income from continuing operations	$1,602	$3,298	$5,345	$8,461
Less: ESOP contribution - net of tax	1	1	3	5
Income available to common shareholders from continuing operations	1,601	3,297	5,342	8,456
Discontinued operations - net of tax	(13)	43	7	75
Net income available to common shareholders	$1,588	$3,340	$5,349	$8,531

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	7,333	7,501	7,372	7,554
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	49	68	52	88
Weighted-average number of common shares outstanding and common share equivalents	7,382	7,569	7,424	7,642

Outstanding stock options, representing about 563 million and 513 million shares of common stock during the three-month and nine-month periods ended October 2, 2005, and about 391 million and 319 million shares of common stock during the three-month and nine-month periods ended September 26, 2004, had exercise prices greater than the average market price of our common stock. These options were excluded from the computation of diluted EPS for these periods because their inclusion would have had an antidilutive effect.

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

Note 14:  Segment Information

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

Revenues and profit/(loss) by segment for the three months and nine months ended October 2, 2005, and September 26, 2004, follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Oct. 2, 2005		Sept. 26, 2004		Oct. 2, 2005		Sept. 26, 2004

Revenues:
Human Health	$10,552		$11,288		$32,629		$33,033
Consumer Healthcare	921		851		2,835		2,524
Animal Health	503		475		1,576		1,387
Corporate/Other(a)	213		217		665		649
Total revenues	$12,189		$12,831		$37,705		$37,593

Profit/(loss)
Human Health	$4,876		$5,332		$14,811		$15,269
Consumer Healthcare	169		170		457		483
Animal Health	85		82		288		237
Corporate/Other(a)	(2,933)	(b)	(1,633)	(c)	(7,387)	(b)	(5,481)	(c)
Total profit/(loss)	$2,197		$3,951		$8,169		$10,508

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

(b)

For the three months and nine months ended October 2, 2005, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $2.2 billion and $4.1 billion, including acquired in-process research and development, incremental intangible asset amortization and other charges, (ii) merger-related costs of $154 million and $622 million, (iii) restructuring charges and implementation costs associated with the Adapting to Scale initiative of $257 million and $310 million and (iv) costs associated with the suspension of Bextra's sales and marketing of $3 million and $1.2 billion.

(c)

For the three months and nine months ended September 26, 2004, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $827 million and $3.4 billion, including acquired in-process research and development, incremental intangible asset amortization and other charges, (ii) merger-related costs of $190 million and $726 million and (iii) the operating results of a divested legacy Pharmacia research facility of $64 million in the first nine months of 2004 and a litigation-related charge of $369 million in the third quarter of 2004.

Revenues for each group of similar products follow:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 2, 2005	Sept. 26, 2004	% Change	Oct. 2, 2005	Sept. 26, 2004	% Change

HUMAN HEALTH
Cardiovascular and metabolic diseases	$4,467	$4,251	5%	$13,664	$12,335	11%
Central nervous system disorders	1,590	2,090	(24)	4,718	6,072	(22)
Arthritis and pain	545	1,274	(57)	1,729	3,596	(52)
Infectious and respiratory diseases	1,073	1,015	6	3,657	3,375	8
Urology	629	647	(3)	1,958	1,865	5
Oncology	507	368	38	1,499	1,049	43
Ophthalmology	338	304	11	1,011	874	16
Endocrine disorders	262	226	16	783	668	17
All other	874	919	(5)	2,853	2,723	5
Alliance revenue	267	194	38	757	476	59
Total Human Health	10,552	11,288	(7)	32,629	33,033	(1)
CONSUMER HEALTHCARE	921	851	8	2,835	2,524	12
ANIMAL HEALTH	503	475	6	1,576	1,387	14
OTHER	213	217	(2)	665	649	2
Total revenues	$12,189	$12,831	(5)	$37,705	$37,593	--

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of October 2, 2005, the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 2005 and September 26, 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2005 and September 26, 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

New York, New York
November 9, 2005

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Components of the Condensed Consolidated Statement of Income follow:

	Third Quarter			First Nine Months
(millions of dollars, except per common share data)	2005	2004	% Change	2005	2004	% Change

Revenues	$12,189	$12,831	(5)	$37,705	$37,593	--

Cost of sales	1,908	1,640	16	6,180	5,185	19
% of revenues	15.7%	12.8%		16.4%	13.8%

Selling, informational and administrative expenses	3,931	4,036	(3)	12,242	12,227	--
% of revenues	32.3%	31.5%		32.5%	32.5%

Research and development expenses	1,783	1,888	(6)	5,421	5,356	1
% of revenues	14.6%	14.7%		14.4%	14.2%

Amortization of intangible assets	836	843	(1)	2,576	2,496	3
% of revenues	6.9%	6.6%		6.8%	6.6%

Merger-related in-process research and development charges	1,390	--	*	1,652	955	73
% of revenues	11.4%	--		4.4%	2.5%

Restructuring charges and merger-related costs	307	190	62	796	726	10
% of revenues	2.5%	1.5%		2.1%	1.9%

Other (income)/deductions - net	(163)	283	*	669	140	378

Income from continuing operations before provision for taxes on income and minority interests	2,197	3,951	(44)	8,169	10,508	(22)
% of revenues	18.0%	30.8%		21.7%	28.0%

Provision for taxes on income	591	650	(9)	2,815	2,040	38

Effective tax rate	26.9%	16.5%		34.4%	19.4%
			53
Minority interests	4	3		9	7	33

Income from continuing operations	1,602	3,298	(51)	5,345	8,461	(37)
% of revenues	13.1%	25.7%		14.2%	22.5%

Discontinued operations - net of tax	(13)	43	*	7	75	(91)

Net income	$1,589	$3,341	(52)	$5,352	$8,536	(37)
% of revenues	13.0%	26.0%		14.2%	22.7%

Earnings per common share - Basic:
Income from continuing operations	$0.22	$0.44	(50)	$0.73	$1.12	(35)
Discontinued operations - net of tax	--	0.01	*	--	0.01	*
Net income	$0.22	$0.45	(51)	$0.73	$1.13	(35)

Earnings per common share - Diluted:
Income from continuing operations	$0.22	$0.43	(49)	$0.72	$1.11	(35)
Discontinued operations - net of tax	--	0.01	*	--	0.01	*
Net income	$0.22	$0.44	(50)	$0.72	$1.12	(36)

Cash dividends paid per common share	$0.19	$0.17		$0.57	$0.51

* Calculation not meaningful

OVERVIEW OF OUR CONSOLIDATED OPERATING RESULTS

Our Business

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals, as well as many of the world's best known consumer healthcare products. Our longstanding value proposition has been to prove that our medicines cure or treat disease, including symptoms and suffering, and this remains our core mission. We have expanded our value proposition to also show that our medicines not only can cure or treat disease, but also can markedly improve health systems by reducing overall healthcare costs, improving societies' economic well-being and increasing effective prevention and treatment of disease. We generate revenue through the sale of our products, as well as through alliance agreements by copromoting products discovered by other companies.

Acquisitions

On September 14, 2005, we completed the acquisition of all of the outstanding shares of Vicuron Pharmaceuticals, Inc. (Vicuron), a biopharmaceutical company focused on the development of novel anti-infectives, for approximately $1.9 billion in cash (including transaction costs). Vicuron has two products currently under New Drug Application (NDA) review by the U.S. Food and Drug Administration (FDA): anidulafungin for fungal infections and dalbavancin for Gram-positive infections. The allocation of the purchase price includes in-process research and development of approximately $1.4 billion, which was expensed and included in Merger-related in-process research and development charges, and goodwill of $243 million, which has been allocated to our Human Health segment. Neither of these items is deductible for tax purposes.

On April 12, 2005, we completed the acquisition of Idun Pharmaceuticals, Inc. (Idun), a biopharmaceutical company focused on the discovery and development of therapies to control apoptosis, and on August 15, 2005, we completed the acquisition of all outstanding shares of Bioren Inc. (Bioren), which focuses on technology for optimizing antibodies. The aggregate cost of these and other smaller acquisitions was approximately $340 million for the nine months ended October 2, 2005.

On February 10, 2004, we completed the acquisition of all the outstanding shares of Esperion Therapeutics, Inc., (Esperion), a biopharmaceutical company, for $1.3 billion in cash (including transaction costs). The allocation of the purchase price included in-process research and development of $920 million, which was expensed, and goodwill of $235 million, which was allocated to our Human Health segment. Neither of these items was deductible for tax purposes. The aggregate cost of other smaller acquisitions was approximately $170 million for the nine months ended September 26, 2004.

Our Operating Environment

We continue to face a dynamically challenging and changing environment in our pharmaceutical business, including the loss of exclusivity of major products, continuing pressures on selective COX-2 inhibitor products, the increasing regulatory scrutiny of drug safety, the adoption of new direct-to-consumer advertising guidelines and lower prescription growth rates and increased competition in certain therapeutic areas.

Our performance in 2005 has been, and will continue to be, impacted by loss of U.S. exclusivity of four major products -- Diflucan, Neurontin, and Accupril/Accuretic during 2004 and Zithromax in November 2005. In addition, we face the loss of U.S. exclusivity for Zoloft during 2006 and Norvasc and Zyrtec during 2007. These seven products represented 33% of our Human Health revenues and 29% of our total revenues for the year ended December 31, 2004. Revenues in 2005 have also been, and may continue to be, impacted by publicity and regulatory actions regarding selective COX-2 inhibitor products (see further discussion in the section "Selected Product Descriptions"). Our total revenues decreased 5% in the third quarter of 2005 and were flat in the first nine months of 2005 as compared to the same periods in 2004.

Partially offsetting these impacts in the first nine months of 2005 was the solid performance in the aggregate of the balance of our broad portfolio of patent-protected medicines. Our portfolio of medicines includes five of the world's 25 best-selling medicines, with 11 medicines that lead their therapeutic areas. Our results reflect two underlying forces. First, Pfizer markets the broadest array of in-line and recently launched products in the industry; and second, Pfizer is a business going through a process of reinventing itself. We are addressing the loss of exclusivity of a number of products by advancing a number of internally developed, in-licensed and copromoted product candidates.

We believe we have important competitive advantages that will serve us well and distinguish us from others in our industry. Our product portfolio and pipeline demonstrate the benefits of Pfizer's scale and our skill at leveraging the opportunities it provides us. Scale also enhances our status as 'partner of choice' with other companies who have promising product candidates and technologies, as well as giving us influence as a global purchaser of goods and services. We continue to build on and enhance our Research & Development capabilities through acquisitions and collaborations; and through targeted acquisitions, licensing opportunities and internal development, we are augmenting our commercial portfolio. We have also made progress with our Adapting to Scale initiative, which is a focused, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the section "Adapting to Scale Productivity Initiative and Merger-Related Synergies.")

We believe that our strategic and operating flexibility allows us to marshal and focus resources when and where they are needed, to change with a changing environment and to recognize and seize emerging opportunities.

Adapting to Scale Productivity Initiative and Merger-Related Synergies

During the second and third quarters of 2005, we made progress with our multi-year productivity initiative, called Adapting to Scale (AtS), to increase efficiency and streamline decision making across the Company. This initiative, first announced in April 2005, follows the integration of Warner-Lambert and Pharmacia Corporation (Pharmacia), which resulted in the tripling of Pfizer's revenues over the past five years. The integration of those two companies will result in a combined expense reduction of approximately $6 billion, inclusive of $4.2 billion in Pharmacia-related synergies that will be achieved this year. The new AtS productivity initiative is expected to yield $4 billion in cost savings on an annual basis by 2008, based on a top-to-bottom business review completed during the first half of 2005.

During 2005, we anticipate that cost savings from our AtS initiative will exceed $600 million, greater than previously forecasted, mainly attributable to the Human Health business. We expect that annual cost savings will accelerate over the following three years, with about $2 billion in savings targeted for 2006, about $3.5 billion in 2007 and about $4 billion upon completion in 2008. These savings are expected to be realized in procurement, operating expenses and facilities, among other sources. We plan to use the cost savings we generate, in part, to fund key investments, including new product launches and the development of the many promising new medicines in our pipeline. The Company expects that the aggregate cost of implementing this initiative through 2008 will be approximately $4 billion to $5 billion on a pre-tax basis.

While some projects are already underway, during the fourth quarter of 2005, we will continue to accelerate the implementation of changes, including:

•

Reorganizing Pfizer Global Research & Development (PGRD) to increase efficiency and effectiveness in bringing new therapies to patients-in-need while reducing the cost of research and development. PGRD is being reorganized into eleven therapeutic categories -- cardiovascular, metabolic, and endocrine; central nervous system; inflammation; allergy and respiratory; infectious diseases; pain; gastrointestinal and hepatitis; oncology; urology and sexual health; ophthalmology; and dermatology. Each therapeutic area will have three team leaders -- a research leader for compounds not yet in human testing, a development leader for compounds in human testing not yet marketed, and a commercial leader for marketed compounds. Discovery Research will retain its existing structure of six drug-candidate-producing sites. Development will move toward single sites for most therapeutic areas.

•

Continuing our optimization of Pfizer Global Manufacturing's plant network, which began with the acquisition of Pharmacia, to ensure that the Company's manufacturing facilities are aligned with current and future product needs. Since December 2004, Pfizer has announced the divestiture of facilities in Holland, MI; Angers and Val-de-Reuil, France; Morpeth, U.K.; and Stockholm, Sweden, as well as other, smaller facilities. In the last few months, Pfizer announced the cessation of operations in Corby, U.K. and Orangeville, Canada; a significant downsizing in Lincoln, NE; and that plants in Lititz, PA, Groton, CT, and Inchera and Little Island, Ireland would be restructured. We also determined that the Augusta, GA plant will be closed. The restructuring of the Puerto Rico and Sandwich, U.K. operations will continue, with employment reduction at Barceloneta and Arecibo, Puerto Rico, to occur in the fourth quarter of 2005 in anticipation of cessation of operations at the Arecibo plant in the next few years. The sale of the Cruce Davila, Puerto Rico, plant is also being pursued. Since 2003, Pfizer has announced plans to reduce the number of plants in its global networks by more than 25%.

•

Realigning our European marketing teams and implementing initiatives designed to improve the effectiveness of our field force in Japan. During the third quarter of 2005, we completed a major reorganization of the U.S. field force, reshaping the management structure to be more responsive to commercial trends as the Medicare Modernization Act takes effect and driving greater sales-force accountability in preparation for the upcoming launch of new medicines.

•

Pursuing savings in information technology resulting from significant reductions in application software (already reduced from about 8,000 at the time of the Pharmacia acquisition in 2003 to about 4,000 today, with considerable further reductions planned) and data centers (to be reduced from 17 to 4), as well as rationalization of service providers, while enhancing our ability to invest in innovative technology opportunities to further propel our growth.

•

Reducing costs in purchased goods and services. Purchasing initiatives will focus on rationalizing suppliers, leveraging the approximately $16 billion of goods and services that Pfizer purchases annually, improving demand management to optimize levels of outside services needed and strategic sourcing from lower-cost sources. For example, savings from demand management will be derived in part from reductions in travel, entertainment, consulting and other external service expenses. Facilities savings are being found in site rationalization, energy conservation, and renegotiated service contracts.

REVENUES

Total revenues decreased 5% in the third quarter and were flat in the first nine months of 2005, as compared to the same periods in 2004. The revenue decrease reflects the loss of exclusivity of key products and regulatory actions on the selective COX-2 inhibitors and other nonspecific non-steroidal anti-inflammatory drug (NSAID) products, which has resulted in a significant decline in prescription volume in the arthritis market. The decrease also reflects lower prescription growth and increased competition in key markets in the U.S., such as the lipid-lowering market, where the rate of growth in the third quarter declined significantly versus the first half of the year; and the erectile-dysfunction market, which has been in decline compared to 2004. In addition, although we anticipate a positive long-term impact of our initiative designed to increase the efficiency of our U.S. Human Health field force through stronger alignment with our customers (completed in September 2005), the short-term impact was a tempering of revenue performance in the third quarter. Partially offsetting these impacts in the first nine months of 2005 was the solid performance in the aggregate of the balance of our broad portfolio of patent-protected medicines.

Changes in foreign exchange rates increased revenues in the third quarter of 2005 by $175 million, or 1.4%, and increased revenues in the first nine months of 2005 by $909 million, or 2.4%, compared to the same periods in 2004. The foreign exchange impact on the third quarter and first nine months of 2005 revenue comparisons to the same periods in 2004 was due to the weakening of the U.S. dollar relative to many foreign currencies, especially the euro. We expect 2005 revenues for the full year, at current foreign exchange rates, to evidence a modest decline relative to 2004, although a somewhat larger decline than previously anticipated, reflecting lower U.S. Human Health revenues.

The impact of price changes on revenues was 3.2% in the third quarter of 2005 and 2.8% in the first nine months of 2005.

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

Rebates under Medicaid and related state programs reduced revenues by $257 million and $956 million for the three months and nine months ended October 2, 2005 and $338 million and $1.0 billion for the three months and nine months ended September 26, 2004. Performance-based contracts also provide for rebates to several customers. Contract rebates reduced revenues by $513 million and $1.7 billion for the three months and nine months ended October 2, 2005 and $501 million and $1.5 billion for the three months and nine months ended September 26, 2004. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold. Chargebacks (primarily discounts to federal government agencies) reduced revenues by $324 million and $916 million for the three months and nine months ended October 2, 2005 and $290 million and $864 million for the three months and nine months ended September 26, 2004.

Our accruals for Medicaid rebates, contract rebates and chargebacks totaled $1.7 billion at October 2, 2005 and December 31, 2004.

Revenues by Country

Revenues by country for the third quarter and first nine months of 2005 and the changes from the same periods in 2004 follow:

	Third Quarter
(millions of dollars)	2005	% of Revenues	2004	% of Revenues	% Change

United States	$6,395	52.5%	$7,377	57.5%	(13)%
Japan	848	7.0	760	5.9	12
All other	4,946	40.5	4,694	36.6	5
Consolidated	$12,189	100.0%	$12,831	100.0%	(5)

	First Nine Months
(millions of dollars)	2005	% of Revenues	2004	% of Revenues	% Change

United States	$19,558	51.9%	$21,122	56.2%	(7)%
Japan	2,631	7.0	2,309	6.1	14
All other	15,516	41.1	14,162	37.7	10
Consolidated	$37,705	100.0%	$37,593	100.0%	--

Geographic Revenues by Segment

Geographic revenues by segment for the third quarter and first nine months of 2005 and the changes from the same periods in 2004 follow:

	Third Quarter
	Revenues				% Change in Revenues
	U.S.		International		U.S.	International
(millions of dollars)	2005	2004	2005	2004	05/04	05/04

Human Health	$5,609	$6,619	$4,943	$4,669	(15)%	6%
Consumer Healthcare	493	453	428	398	9	8
Animal Health	228	231	275	244	(1)	12
Other	65	74	148	143	(14)	4
Total Revenues	$6,395	$7,377	$5,794	$5,454	(13)	6

	First Nine Months
	Revenues				% Change in Revenues
	U.S.		International		U.S.	International
(millions of dollars)	2005	2004	2005	2004	05/04	05/04

Human Health	$17,203	$18,967	$15,426	$14,066	(9)%	10%
Consumer Healthcare	1,439	1,290	1,396	1,234	12	13
Animal Health	710	647	866	740	10	17
Other	206	218	459	431	(5)	6
Total Revenues	$19,558	$21,122	$18,147	$16,471	(7)	10

Human Health

Pfizer's Human Health business continued to show solid performance in many of our products, although challenges to revenue more than offset that performance.

Pfizer's Human Health worldwide revenues declined 7% in the third quarter of 2005 compared to the third quarter of 2004 and 1% year-to-date. In the U.S., Human Health revenues declined 15% in the third quarter of 2005 compared to the third quarter of 2004 and 9% year-to-date. The loss of exclusivity on key products (primarily Neurontin) has resulted in a decline in third-quarter worldwide revenues of approximately $800 million and year-to-date worldwide revenues of approximately $2.4 billion in comparison to the same periods in the prior year. The regulatory actions relating to Celebrex and the suspension of sales of Bextra have contributed to an additional decline in third-quarter 2005 selective COX-2 inhibitor worldwide revenues of $754 million (down 67%) and year-to-date selective COX-2 inhibitor worldwide revenues of $2.0 billion (down 62%) in comparison to the same periods in the prior year.

The third quarter of 2005 was also impacted by the overall market decline for branded prescriptions in the U.S. Branded prescriptions in the U.S. declined 3% in the third quarter of 2005 relative to the third quarter of 2004. The third quarter of 2005 also exhibited a significant change in growth trends relative to the first half of the year in a number of U.S. therapeutic markets. Examples include the branded statins market, where total prescriptions grew 7% in the third quarter versus 10% in the first half of 2005, and the erectile-dysfunction market, with total prescriptions declining 7% in the third quarter versus zero growth in the first half of 2005.

Revenue information for several of our major Human Health products, which includes three additional business days in our fiscal calendar in the first quarter and nine months of 2005 compared to the same periods in 2004, follows:

		Third Quarter		First Nine Months
(millions of dollars) Product	Primary Indications	2005	% Change from 2004	2005	% Change from 2004

Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,897	6%	$8,829	16%
Norvasc	Hypertension	1,131	9	3,462	8
Cardura	Hypertension/Benign prostatic hyperplasia	132	(12)	441	(4)
Accupril/Accuretic	Hypertension/Congestive heart failure	77	(51)	250	(50)
Caduet	Reduction of LDL cholesterol and hypertension	48	927	121	249
Central nervous system disorders:
Zoloft	Depression and anxiety disorders	807	1	2,448	2
Neurontin	Epilepsy and post-herpetic neuralgia	155	(80)	498	(78)
Geodon	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	148	18	430	33
Xanax/Xanax XR	Anxiety/Panic disorders	101	--	306	13
Aricept**	Alzheimer's disease	85	11	255	15
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy	80	M+	139	M+
Relpax	Migraine headaches	67	42	170	49
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	446	(44)	1,258	(45)
Bextra	Arthritis pain and inflammation	(73)	*	(59)	*
Infectious and respiratory diseases:
Zithromax/Zmax	Bacterial infections	402	19	1,623	38
Zyvox	Bacterial infections	157	30	453	38
Vfend	Fungal infections	106	54	285	40
Diflucan	Fungal infections	103	(52)	370	(54)
Urology:
Viagra	Erectile dysfunction	386	(4)	1,215	1
Detrol/Detrol LA	Overactive bladder	231	--	705	14
Oncology:
Camptosar	Metastatic colorectal cancer	229	81	674	85
Ellence	Breast cancer	86	--	273	7
Aromasin	Breast cancer	63	61	176	88
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	338	11	1,011	16
Endocrine disorders:
Genotropin	Replacement of human growth hormone	200	14	604	13
All other:
Zyrtec/Zyrtec-D	Allergies	338	2	1,035	10
Alliance revenue:
Aricept, Macugen, Mirapex, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), hypertension (Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	267	38	757	59

*	Calculation not meaningful.
**	Represents direct sales under license agreement with Eisai Co., Ltd.
M+	Change greater than one-thousand percent.
Certain amounts and percentages may reflect rounding adjustments.

Selected Product Descriptions:

•

Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. In our international markets, Lipitor showed revenue growth of 14% in the third quarter of 2005, compared to the third quarter of 2004. In the U.S., Lipitor revenues grew 1% in the third quarter of 2005, compared to the third quarter of 2004. This performance reflects in part an unexpectedly rapid slowdown in the U.S. lipid-lowering market as a whole and marginal Lipitor prescription share erosion during the quarter of one percentage point. Evidence of the substantial lipid-market deceleration can be seen in category new-prescription growth rates for the third quarter of 8% versus first-half growth of 17%, representing more than a 50% drop from robust trends exhibited during the first six months of this year. Despite this market slowdown, Lipitor still accounts for more than 40% of all lipid-lowering prescriptions, a 26.4% advantage versus its next nearest competitor.

In September 2005, the FDA approved Lipitor use to reduce the risk of stroke and myocardial infarction in patients with type 2 diabetes. The FDA's decision was based on the findings of the Collaborative Atorvastatin Diabetes Study (CARDS), a landmark trial of more than 2,800 patients with type 2 diabetes, near-normal cholesterol, and at least one other risk factor, such as high blood pressure or smoking. CARDS showed that patients using Lipitor experienced 48% fewer strokes than those on placebo. The CARDS study's steering committee stopped the trial nearly two years earlier than planned because of the clinical benefits among patients who took Lipitor.

In addition, the FDA expanded the Lipitor label to include data on the reduction in the incidence of stroke in patients with multiple risk factors, as shown in the Anglo-Scandinavian Cardiac Outcomes Trial (ASCOT) clinical trial. The ASCOT trial found that Lipitor reduced the relative risk of stroke by 26% compared to placebo. The study involved people with normal or borderline cholesterol and no prior history of heart disease with controlled high blood pressure and at least three other risk factors for heart disease, such as family history, age over 55, smoking, diabetes, and obesity. Patients with multiple risk factors, including diabetes, face a greater threat of heart attack and stroke. Reducing their risk of such cardiovascular events is extremely important.

•

Norvasc is the world's most-prescribed branded medicine for treating hypertension. It achieved an increased rate of growth in sales in the first nine months of 2005 compared to same period in 2004 (8% in 2005 as compared to 4% in 2004), despite patent expirations in many European Union (E.U.) countries. Norvasc maintains exclusivity in many major markets globally, including the U.S., Japan, Canada and Australia.

•

Zoloft is the most-prescribed antidepressant in the U.S. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD, and is the only approved agent for the long-term treatment of PTSD and SAD, an important differentiating feature as these disorders tend to be chronic.

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

•

Neurontin, for use in adjunctive therapy for epilepsy, is also approved in more than 60 markets for the treatment of a range of neuropathic pain conditions. Neurontin has also been approved for the management of post-herpetic neuralgia (PHN), a, painful condition that affects many people in the aftermath of the viral infection commonly known as shingles. Neurontin was the first oral medication approved in the U.S. for the treatment of PHN.

In the latter half of 2004, Ivax Corporation (Ivax), Alpharma Inc. (Alpharma) and Teva Pharmaceuticals Industries Ltd. (Teva) launched generic versions of Neurontin (gabapentin) at-risk, despite ongoing patent litigation. We are aggressively pursuing our claims of patent infringement against Ivax, Alpharma, Teva and other generic manufacturers. (See Part II, Item 1, Legal Proceedings.) Following those at-risk launches, we launched generic gabapentin through Greenstone, our U.S. generic pharmaceutical subsidiary. However, the introduction of generic versions of gabapentin caused a 78% reduction in Neurontin sales for the first nine months of 2005 as compared to the same period in 2004.

•

Geodon, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. Available in both an oral capsule and rapid-acting intramuscular formulation, Geodon has been launched in 54 countries, where more than six million prescriptions have been written for more than one million patients worldwide. In the U.S., Geodon hit an all-time U.S. new prescription share high of 6% in the third quarter and is now the second-fastest-growing atypical anti-psychotic medication.

The Clinical Antipsychotic Trials of Intervention Effectiveness schizophrenia study, supported by the National Institute of Mental Health and recently published in the New England Journal of Medicine, confirms that Geodon is an effective anti-psychotic and is less likely to worsen weight, lipids, and glucose metabolism than other agents. In fact, Geodon was associated with some improvement in these parameters. These findings are noteworthy because of the higher prevalence of metabolic issues among patients with schizophrenia and are consistent with previous Pfizer-sponsored clinical trials involving Geodon.

•

Lyrica was approved by the FDA in June 2005 for adjunctive therapy for adults with partial onset seizures. This latest indication builds on the earlier FDA approval of Lyrica for two of the most common forms of neuropathic pain -- diabetic peripheral neuropathy, a chronic neurologic condition affecting nearly three million Americans, and post-herpetic neuralgia. Lyrica was launched in the U.S., Canada, and Italy in September 2005 and is now approved in more than 50 countries and is currently available in more than 25 markets. Market penetration has been rapid; after one full year of Lyrica sales, Germany and the U.K. posted Lyrica sales shares of 14.2% and 9.5%, respectively, in the anti-epileptic drug market, surpassing those of many established competitors in both countries. Clinical evidence favorable to  Lyrica also continues to grow. The September 2005 edition of Epilepsia focused on the medication's lack of interactions with other drugs. Additionally, at the August 2005 meeting of the International Epilepsy Congress, data from an independently conducted meta-analysis showed Lyrica to be among the best in class for treatment of drug-resistant epilepsy.

•	Celebrex and Bextra

On April 7, 2005, the FDA announced a decision to require boxed warnings of potential cardiovascular risk for all COX-2 pain relievers and all prescription NSAIDs, including older non-specific drugs such as ibuprofen and naproxen. On July 29, 2005, Pfizer and the FDA finalized the label changes for Celebrex. The final label contains a boxed warning of potential serious cardiovascular and gastrointestinal risks for Celebrex that are consistent with warnings for all other prescription NSAIDs. The boxed warning provides that Celebrex is contraindicated for patients who recently have undergone coronary artery bypass graft surgery. The label recommends that Celebrex be prescribed at the lowest effective dose for the shortest duration consistent with individual patient treatment goals. Pfizer is continuing to conduct additional clinical studies evaluating the benefits and risks of Celebrex.

The market for pain relievers has shown considerable change since the withdrawal of Vioxx in September 2004. Sales of Celebrex began to decline in the late 2004. However, following regulatory reviews of these medicines in February 2005 in both the U.S. and the E.U., the market for prescription pain relievers indicated lower, but stabilizing levels compared to pre-Vioxx withdrawal levels. Revenues from Celebrex in 2005, prior to the FDA's decision in April 2005, were already expected to be significantly lower than in 2004.

In September 2005, with full implementation of revised labeling, Pfizer began to focus renewed attention on Celebrex, with the goal of making the pain reliever available to increased numbers of patients. Celebrex is supported by a large body of scientific and clinical-trial evidence of efficacy and safety accumulated over 10 years in more than 40,000 patients worldwide. In July, the FDA approved a sixth indication for Celebrex -- ankylosing spondylitis -- a form of spinal arthritis that affects more than one million people in the U.S.

In June 2005, the Committee for Human Medicinal Products (CHMP) concluded its COX-2 referral process and recommended that both Celebrex and Dynastat (parecoxib) remain available to patients. The European Medicines Evaluation Agency (EMEA) has required new labeling for all COX-2 drugs that includes a restriction on use for patients with established heart disease or stroke and additional warnings to physicians regarding use in patients with cardiovascular risk factors. This new labeling was implemented for all COX-2 medicines across the E.U. in July of 2005.

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

In connection with the decision to suspend sales of Bextra in the U.S., the E.U., and certain other markets, we recorded certain charges totaling $1.2 billion ($762 million, net of tax) in the first nine months of 2005. These pre-tax charges included $1.1 billion related to the impairment of developed technology rights associated with Bextra and $7 million related to the write-off of machinery and equipment, both of which are included in Other (income)/deductions-net; $56 million in write-offs of inventory and exit costs, included in Cost of sales; $8 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $212 million for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

•

Zithromax, whose composition of matter patent in the U.S. expires in November 2005, remained the number-one prescribed oral antibiotic during the third quarter of 2005, despite the end of active sales promotion in July, when the U.S. sales force began promoting Zmax. Sales in the U.S. are expected to be adversely affected by the loss of market exclusivity beginning in November 2005.

•

Zmax, a single-dose, sustained-release form of azithromycin, was introduced in the U.S. in July 2005. Zmax has surpassed all other recent antibiotic introductions (including line extensions) in week 10 prescription volume, even though the Zmax launch occurred in the summer, before the beginning of the respiratory season. Single-dose Zmax delivers higher azithromycin serum concentrations during the first 24 hours than Zithromax and assures complete compliance compared to multi-dose regimes, demonstrating a clear benefit of the new medication. A supplemental Marketing Authorization Application (MAA) for Zmax was approved in Europe in September 2005.

•	Diflucan is a systemic antifungal. The decrease in sales in the first nine months of 2005 compared to the same period in 2004 is mainly due to loss of exclusivity in the U.S. in July 2004.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands, with more than 63% of U.S. sales in its market of phosphodiesterase-5 (PDE5) inhibitors through August 2005, even as the entire market's sales were down for the period.

In addition, Viagra faces aggressive competition from other global brands. Year-to-date 2005 Viagra sales are ahead 1% worldwide over last year, and third-quarter 2005 sales are down 4% from the same period last year. Pfizer plans to introduce new branded advertising compliant with our direct-to-consumer advertising guidelines to highlight the unique clinical profile for Viagra, as well as new unbranded advertising to address the needs of potential new patients who may be hesitant to try any medication for erectile dysfunction.

On July 8, 2005, the FDA approved an update to the Viagra label to reflect rare post-marketing reports of non-arteritic anterior ischemic optic neuropathy (NAION) in patients taking PDE5 inhibitor medications. The updated label notes that in rare instances, men taking PDE5 inhibitors, including Viagra, reported a sudden decrease or loss of vision in one or both eyes and that it is not possible to determine whether these events are related directly to these medicines, to the patient's underlying vascular risk factors, to a combination of these factors, or other factors. Most of the reported NAION cases occurred in Viagra users with underlying anatomic or vascular risk factors associated with the development of NAION.

•

Camptosar is a semisynthetic camptothecin derivative that works by inhibiting the topoisomerase 1 enzyme, which is involved in cancer cell replication. Camptosar is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated as second-line therapy for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Revenue growth of 85% in the first nine months of 2005 compared to the same period in 2004 was impacted in part by Pfizer's acquisition of marketing rights to Campto/Camptosar in Europe and Asia (except Japan) in late 2004. Among current oncology medications, the National Comprehensive Cancer Network, an alliance of 19 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is the most-prescribed branded glaucoma medicine in the world. Clinical data showing its advantages in treating intra-ocular pressure compared with beta blockers should support the continued growth of this important medicine.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. The increase in sales in the first nine months of 2005 compared to the same period in 2004 is attributable to stabilization in the prescription antihistamine market subsequent to the Rx to over-the-counter switch of loratadine as the majority of the managed care plans have completed their formulary tier changes in this category.

•

Macugen, a treatment for neovascular (wet) age-related macular degeneration, is a product whose revenues are included in alliance revenues. It was launched in the U.S. in January 2005 and launched in Canada in September 2005. We anticipate that the European Commission will grant marketing authorization for Macugen during the fourth quarter of 2005.

•

Caduet, a single pill combining Lipitor and Norvasc, has successfully completed the Mutual Recognition Procedure (MRP) in the E.U. and is the first multi-target combination product to receive a broad approval for prevention of cardiovascular events in the E.U. Caduet is now approved in the following E.U. countries: France, Spain, Portugal, Austria, Iceland, Luxembourg, Cyprus, the Czech Republic, Hungary, Latvia, Lithuania, Malta, Poland, Slovakia and Slovenia. It is indicated for prevention of cardiovascular events in hypertensive patients with  three concomitant cardiovascular risk factors, normal to mildly elevated cholesterol levels, without clinically evident coronary heart disease, where combined use of amlodipine and low dose atorvastatin is considered appropriate, and in accordance with current treatment guidelines. The Caduet Marketing Authorization application has been officially withdrawn from the MRP in Belgium, Denmark, Estonia, Ireland, Italy, Netherlands, Norway, the U.K., Sweden, Germany, Finland and Greece. These countries had reservations as to whether the benefit of Caduet, the first cardiovascular, multi-target, fixed combination product, had been demonstrated, based upon current European regulatory guidelines for fixed combination products. As a result, these countries did not mutually recognize the proposed label and Pfizer decided to withdraw the application from these countries. Pfizer will continue to explore regulatory approval opportunities for Caduet.

Consumer Healthcare

Revenues of our Consumer Healthcare business, which include three additional business days in our fiscal calendar in the first quarter and nine months of 2005 compared to the same periods in 2004, follow:

	Third Quarter			First Nine Months
(millions of dollars)	2005	2004	% Change	2005	2004	% Change

Consumer Healthcare	$921	$851	8%	$2,835	$2,524	12%

The increase in Consumer Healthcare revenues in the third quarter and first nine months of 2005, as compared to the same periods in 2004, was attributable to:

•

the 4% increase in the third quarter and 13% increase in the first nine months of 2005 in sales of Listerine mouthwash, which benefited from the U.S. launch of Listerine Whitening in April 2005, as well as continued strong performance in international markets;

•	growth from Sudafed and other upper-respiratory products, Zantac, and tobacco dependence products;

•	inclusion of Purell sales in 2005 following the acquisition of the Purell brand in November 2004; and

•	the favorable impact of the weakening of the U.S. dollar relative to many foreign currencies.

Animal Health

Revenues of our Animal Health business, which include three additional business days in our fiscal calendar in the first quarter and nine months of 2005 compared to the same periods in 2004, follow:

	Third Quarter			First Nine Months
(millions of dollars)	2005	2004	% Change	2005	2004	% Change

Livestock products	$301	$287	5%	$958	$840	14%
Companion animal products	202	188	8	618	547	13
Total Animal Health	$503	$475	6	$1,576	$1,387	14

The increase in Animal Health revenues in the third quarter and first nine months of 2005, as compared to the same periods in 2004, was attributable to:

•

in livestock, the continued performance of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe and in the U.S., as well as Spectramast (antibiotic formulated to treat clinical mastitis) which was launched in the U.S. in May 2005, partially offset by a slowdown in the third quarter due to delay in the U.S. cattle season;

•

in companion animal, increased promotional activities throughout our markets resulted in Revolution and Clavamox growing at double-digit rates for the first nine months of 2005, and the launch of Simplicef (small animal anti-infective) in the U.S. in the fourth quarter of 2004; and

•	the favorable impact of the weakening of the U.S. dollar relative to many foreign currencies.

COSTS AND EXPENSES

Cost of Sales

Cost of sales grew 16% in the third quarter of 2005 and 19% for the first nine months of 2005, and increased as a percentage of revenues, as compared with the prior year periods. The increases reflect unfavorable geographic, segment and product mix, and adverse changes in production volume, among other factors. In the first quarter of 2005, we also recorded charges for write-offs of inventory and exit costs related to the suspension of Bextra sales (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales).

Cost of sales as a percentage of revenues will remain under pressure throughout the remainder of 2005.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses decreased 3% in the third quarter and were flat in the first nine months of 2005, as compared to the same periods in 2004, reflecting an increase in merger-related synergies, and the impact of the Company's AtS productivity initiative, partially offset by the unfavorable impact of foreign exchange.

Research and Development Expenses

Research and development (R&D) expenses decreased 6% in the third quarter and increased 1% in the first nine months of 2005, as compared to the same periods in 2004. The decline in the third quarter of 2005 reflects the initial benefits associated with the AtS productivity initiative and changes in year-over-year timing of various expenses.

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

Certain significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Aromasin	Treatment of early breast cancer in post-menopausal women	October 2005

Lipitor	Reduce the risk of stroke and myocardial infarction in patients with type 2 diabetes	September 2005

Norvasc	For treatment of angiographically documented coronary artery disease	September 2005

Celebrex	For the relief of the signs and symptoms associated with ankylosing spondylitis	July 2005

Lyrica	Add-on therapy for adult epilepsy patients with partial onset seizures	June 2005

Revatio	Oral treatment for adult pulmonary arterial hypertension (PAH)	June 2005

Zmax	Single dose version of Zithromax for acute bacterial sinusitis and community-acquired pneumonia.	June 2005

Zyvox	For the treatment of bacterial infections in pediatric patients	May 2005

Depo-SubQ Provera	Subcutaneous formulations to treat pain associated with endometriosis.	March 2005

Ellence	Adjuvant long-term cancer treatment	March 2005

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Sutent	Treatment of metastatic renal cell carcinoma and malignant gastrointestinal stromal tumors	August 2005

Anidulafungin	Treatment of candidemia and invasive candidiasis	August 2005
	Treatment of esophageal candidiasis	May 2005

Aricept	Treatment of severe Alzheimer's disease	August 2005

Genotropin	Treatment of short stature and growth problems resulting from Turner's syndrome	June 2005

Vfend	Pediatric filing	June 2005

Indiplon	Modified-release tablets for treatment of multiple aspects of insomnia	May 2005
	Immediate-release capsules for treatment of multiple aspects of insomnia	April 2005

Exubera	Inhaled form of insulin for use in adults with type 1 and type 2 diabetes	December 2004

Oporia	Vaginal atrophy	December 2004

Dalbavancin	Treatment of Gram-positive bacterial infections	December 2004

Norvasc	Reduction of cardiovascular risk, including risk of coronary heart disease, myocardial infarction, cardiovascular procedures and strokes	August 2004

Fragmin	Use in oncology patients to reduce cardiac toxicity associated with chemotherapy	March 2004

In September 2005, we received "not-approvable" letters from the FDA for Oporia for the prevention of post-menopausal osteoporosis, and Dynastat (parecoxib), an injectable prodrug for valdecoxib for the treatment of acute pain. Pfizer plans to discuss these "not-approvable" letters with the FDA.

In September 2005, an FDA advisory committee recommended that the FDA approve Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes. The FDA is not obligated to follow the recommendation of the advisory committee. In October 2005, the FDA extended the review period for Exubera to study more data on the diabetes treatment.

An NDA for Sutent, a novel multi-targeted oral compound for treatment of metastatic renal cell carcinoma (mRCC) and malignant gastrointestinal stromal tumors (GIST), was submitted to the FDA on August 10, 2005. The FDA has accepted this submission and granted Sutent priority-review status for this important cancer therapy. Priority designation allows for an expedited review of the NDA filing and is intended for product candidates that may provide a significant improvement compared to marketed products. An MAA for Sutent was also submitted to European regulatory authorities during the quarter.

On September 14, 2005, Pfizer completed the acquisition of Vicuron. Anidulafungin, one of the key products acquired in the Vicuron acquisition, is a novel, broad-spectrum antifungal agent of the echinocandin class that is currently under review by the FDA. The filing for the treatment of candidemia/invasive candidiasis has been granted priority-review status. In a Phase 3 trial, anidulafungin demonstrated clinical efficacy greater than fluconazole, including disease due to Candida glabrata, with a comparable safety profile in the treatment of candidemia/invasive candidiasis. Pfizer is currently assessing the potential of anidulafungin in treating additional patient populations.

The FDA has designated as approvable the NDA for Dalbavancin, a new injectable antibiotic to treat Gram-positive infections, which was also acquired in the Vicuron acquisition. We anticipate a rapid and successful resolution of outstanding issues to allow final NDA approval in the coming months. The addition of these two medications would broaden Pfizer's existing portfolio of anti-infectives, where the Company has a long history of providing patients and physicians with life-saving medicines.

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Revatio	Approval in the E.U. for treating PAH	November 2005	--
	Application submitted in Canada for treating PAH	--	December 2004

Geodon	Approval in the E.U. for treating manic or mixed episodes of moderate severity in bipolar disorder	October 2005	--

Aromasin	Approval in the E.U. for treating early breast cancer in post-menopausal women	August 2005	--

Sutent	Application submitted in the E.U. for the treatment of metastatic renal cell carcinoma and malignant gastrointestinal stromal tumors	--	August 2005

Aricept	Approval in Canada for fast dissolving tablet	July 2005	--

Caduet	Approval in certain E.U. countries for cardiovascular event prevention	July 2005	--

Lyrica	Approval in Canada for neuropathic pain	June 2005	--

Macugen	Approval in Canada and Brazil for age-related macular degeneration (AMD)	May 2005	--
	Application submitted in Switzerland for AMD	--	January 2005
	Application submitted in the E.U. and Australia for AMD	--	September 2004

Fragmin	Approval in the E.U. for treatment of deep vein thrombosis in cancer patients	April 2005	--

Vfend	Approval in Japan for treatment of aspergillosis	April 2005	--
	Approval for treatment of serious, invasive, fluconazole-resistant candida infections and first-line treatment of candidemia in non-neutropenic patients was granted in the E.U.	January 2005	--

Zmax	Application submitted in the E.U. for sustained release	--	October 2004

Genotropin	Application submitted in Japan for treatment of short stature and growth problems	--	July 2004

Neurontin	Application submitted in Japan for epilepsy	--	April 2004

Exubera	Application submitted in the E.U. as an inhaled form of insulin for use in adults with type 1 and type 2 diabetes	--	February 2004

In September and October of 2005, the CHMP of the European Medicines Evaluation Agency issued positive opinions recommending that marketing authorizations be granted by the European Commission for Macugen and Exubera, respectively. The European Commission is not obligated to follow the opinions of the CHMP. The European Commission is expected to act upon the CHMP recommendations for Macugen by the end of 2005 and Exubera in early 2006.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Celebrex	Sporadic adenomatous polyposis - a precancerous condition caused by growths (polyps) in the intestines

Camptosar IV	Adjuvant colorectal cancer
Gastric cancer

Geodon	Bipolar relapse prevention

Macugen	Diabetic Macular Edema

Xalatan (new delivery device)	Ocular hypertension

Zyvox	Catheter-related infections
Bone and joint infections

Drug candidates in late-stage development include varenicline, a nicotine-receptor partial agonist for smoking cessation, which has concluded Phase 3 trials; maraviroc (UK-427,857), a CCR-5 receptor antagonist for HIV; torcetrapib/atorvastatin, a combination CETP inhibitor/statin for heart disease; asenapine, for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; and Zithromax/chloroquine for treatment of malaria. The Company anticipates filing an NDA with the FDA for varenicline by the end of 2005. The FDA has granted fast-track designation for maraviroc's clinical development program.

Torcetrapib/atorvastatin, which combines the new chemical entity torcetrapib (a CETP inhibitor discovered by Pfizer that raises HDL-cholesterol) with atorvastatin (Lipitor), is continuing in global Phase 3 clinical trials. This comprehensive 12,000-subject development program includes three comparative atherosclerotic imaging trials (a coronary intravascular ultrasound study and two carotid ultrasound studies), as well as a full range of blood-lipid efficacy studies comparing torcetrapib/atorvastatin to Lipitor, other statins and fibrates. In addition to these Phase 3 studies, the development program includes a definitive mortality and morbidity trial that is enrolling 13,000 patients.

Despite effective treatments, cardiovascular disease remains the number one killer worldwide with a residual relative risk of 60 to 70% after treatment with statins. Therefore, the primary objective of the torcetrapib/atorvastatin development program is to provide clear evidence that substantially raising HDL-cholesterol and further lowering LDL-cholesterol can reduce cardiovascular risk beyond what can be achieved with current treatments. Torcetrapib will be developed with atorvastatin in order to rigorously test this hypothesis and the new CETP inhibition mechanism of action. This development program represents a major commitment by Pfizer to significantly advance the understanding of lipids and atherosclerosis in order to provide an important new tool for patients and prescribers in preventing and treating the global burden of cardiovascular disease.

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

Merger-Related In-Process Research and Development Charges

The estimated value of merger-related in-process research and development charges (IPR&D) is expensed at the acquisition date. In 2005, we expensed $1.7 billion of IPR&D, primarily related to our acquisition of Vicuron Pharmaceuticals, Inc. on September 14, 2005 ($1.4 billion) and our acquisition of Idun Pharmaceuticals, Inc. on April 12, 2005 ($250 million). In 2004, we expensed $955 million of IPR&D, primarily related to our acquisition of Esperion Therapeutics, Inc. on February 10, 2004.

Adapting to Scale Initiative

We incurred the following costs in connection with our Adapting to Scale (AtS) initiative, which was announced in the second quarter of 2005:

(millions of dollars)	Three Months Ended Oct. 2, 2005	Nine Months Ended Oct. 2, 2005

Implementation costs(a)	$104	$136
Restructuring charges(b)	153	174
Total AtS costs	$257	$310

(a)

Included in Cost of sales ($36 million), Selling, informational and administrative expenses ($60 million), and Research and development expenses ($8 million) for the three months ended October 2, 2005, and included in Cost of sales ($37 million), Selling, informational and administrative expenses ($81 million), and Research and development expenses ($18 million) for the nine months ended October 2, 2005.

(b)	Included in Restructuring charges and merger-related costs.

In connection with the AtS initiative, Pfizer management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures, in a company-wide effort to improve performance and efficiency. We expect the costs associated with this multi-year effort to continue through 2008 and to total approximately $4 billion to $5 billion, on a pre-tax basis. The actions associated with the AtS initiative will include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services.

Through October 2, 2005, the restructuring charges primarily relate to employee termination costs at our manufacturing facilities in North America and the implementation costs primarily relate to system and process standardization and to expansion of shared services.

The components of restructuring costs associated with AtS follow:

(millions of dollars)	Nine Months Ended Oct. 2, 2005	Utilization Through Oct. 2, 2005	Accrual at Oct. 2, 2005	(a)

Employee termination costs	$106	$49	$57
Asset impairments	62	62	--
Other	6	--	6
	$174	$111	$63

(a)	Included in Other current liabilities.

During the three months ended October 2, 2005, we expensed $85 million for Employee termination costs, $62 million for Asset impairments and $6 million in Other. Through October 2, 2005, Employee termination costs represent the approved reduction of the workforce by 922 employees, mainly in manufacturing, sales and research. We notified affected individuals and 903 employees were terminated as of October 2, 2005. Employee termination costs are recorded as incurred and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down intangible assets, and property, plant and equipment. Other primarily includes costs to exit certain activities.

Merger-Related Costs

We incurred the following merger-related costs primarily in connection with our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2005	Sept. 26, 2004	Oct. 2, 2005	Sept. 26, 2004

Integration costs(a)	$93	$113	$390	$367
Restructuring costs(a)	61	77	232	359
Total merger-related costs	$154	$190	$622	$726

(a)	Included in Restructuring charges and merger-related costs.

In connection with the acquisition of Pharmacia, Pfizer management approved plans to restructure and integrate the operations of both legacy Pfizer and legacy Pharmacia to combine operations, eliminate duplicative facilities and reduce costs. Total merger-related expenditures expected to be incurred during 2003 through 2005 to achieve anticipated synergies are about $5.1 billion, on a pre-tax basis, with $5.0 billion incurred through October 2, 2005. The restructuring of our operations as a result of our acquisition of Pharmacia includes consulting, systems integrations, severance, costs of vacating duplicative facilities, contract termination and other exit costs.

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

The components of merger-related restructuring costs associated with legacy Pfizer and legacy Pharmacia follow:

(millions of dollars)	Total	Utilization Through Oct. 2, 2005	(a)	Accrual at Oct. 2, 2005	(b)

Costs capitalized through April 15, 2004:
Employee termination costs	$1,535	$1,502		$33
Other	624	517		107
	$2,159	$2,019		$140
Costs expensed:
Employee termination costs	$590	$508		$82
Asset impairments	421	421		--
Other	96	74		22
	$1,107	$1,003		$104

(a)	Includes insignificant adjustments to original amounts established.
(b)	Included in Other current liabilities.

During the three months ended October 2, 2005 and September 26, 2004, we expensed $1 million and $53 million for Employee termination costs, $53 million and $8 million for Asset impairment, and $7 million and $16 million in Other. During the first nine months of 2005 and 2004, we expensed $73 million and $201 million for Employee termination costs, $131 million and $122 million for Asset impairment, and $22 million and $31 million in Other. Through October 2, 2005, Employee termination costs represent the approved reduction of the legacy Pfizer and legacy Pharmacia work force by 17,086 employees, mainly in corporate, manufacturing, distribution, sales and research. We notified affected individuals and 16,385 employees were terminated as of October 2, 2005. Employee termination costs are recorded as incurred and include accrued severance benefits and costs associated with change-in-control provisions of certain Pharmacia employment contracts. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities of legacy Pfizer and legacy Pharmacia.

Other (Income)/Deductions - Net

In the first nine months of 2005, we recorded impairment charges of $1.1 billion related to the developed technology rights for Bextra, a selective COX-2 inhibitor, and $7 million related to the write-off of machinery and equipment (see Note 2, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales), both of which are included in Other (income)/deductions - net.

In addition, in connection with the suspension of Bextra sales, we recorded $56 million in write-offs of inventory and exit costs, included in Cost of sales; $8 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $212 million for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

In the third quarter of 2004, Pfizer recorded a litigation-related charge of $369 million related to the resolution of claims against Quigley Company, Inc., a wholly owned subsidiary of Pfizer, which is included in Other (income)/deductions - net.

PROVISION FOR TAXES ON INCOME

In the first nine months of 2005, we recorded an income tax charge of $1.7 billion, included in Provision for taxes on income, in connection with our decision to repatriate about $36.7 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (the Jobs Act). In the first quarter of 2005, we recorded an initial estimated income tax charge of $2.2 billion based on the decision to repatriate $28.3 billion of foreign earnings. In the second quarter of 2005, we reduced our original estimate of the tax charge by $863 million and revised the repatriation of foreign earnings to $28.1 billion, principally as a result of guidance issued by the U.S. Treasury in May 2005. In the second quarter of 2005, we also recorded an additional tax charge of $373 million, primarily due to our decision to repatriate an additional $8.6 billion of foreign earnings.

In the second quarter of 2005, we recorded a tax benefit of $586 million, primarily related to the resolution of certain tax positions.

Our effective tax rate for continuing operations was 34.4% for the first nine months of 2005 compared to 19.4% in the same period in 2004. The increase in the effective tax rate for the first nine months of 2005 is due to the previously mentioned tax charge associated with the repatriation of foreign earnings and a $1.7 billion non-deductible charge for IPR&D, primarily relating to our acquisition of Vicuron Pharmaceuticals, Inc. and Idun Pharmaceuticals, Inc., partially offset by the tax benefit of $586 million primarily related to the resolution of certain tax positions. Income taxes in the first nine months of 2004 were impacted by a $955 million non-deductible charge for IPR&D, primarily relating to our acquisition of Esperion.

As of October 2, 2005, we intend to continue to permanently reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on the remaining amount of unremitted earnings.

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

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia, Vicuron and Esperion as well as net-asset acquisitions. These impacts can include charges for purchased in-process research and development, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our Adapting to Scale initiative; costs associated with a significant recall of one of our products; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as charges attributable to the repatriation of foreign earnings in accordance with the Jobs Act; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1, Legal Proceedings included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Third Quarter			First Nine Months
(millions of dollars)	2005	2004	% Incr./ (Decr.)	2005	2004	% Incr./ (Decr.)

Reported Net income	$1,589	$3,341	(52)%	$5,352	$8,536	(37)%
Purchase accounting adjustments - net of tax	1,963	521	276	3,401	2,558	33
Merger-related costs - net of tax	67	112	(40)	397	463	(14)
Discontinued operations - net of tax	13	(43)	*	(7)	(75)	(91)
Certain significant items - net of tax	179	229	(22)	2,092	269	678
Adjusted income	$3,811	$4,160	(8)	$11,235	$11,751	(4)

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Third Quarter		First Nine Months
(millions of dollars)	2005	2004	2005	2004

Purchase accounting adjustments, pre-tax:
In-process research and development charges(a)	$1,390	$--	$1,652	$955
Intangible amortization and other(b)	811	827	2,494	2,450
Total purchase accounting adjustments, pre-tax	2,201	827	4,146	3,405
Income taxes	(238)	(306)	(745)	(847)
Total purchase accounting adjustments - net of tax	1,963	521	3,401	2,558
Merger-related costs, pre-tax:
Integration costs(c)	93	113	390	367
Restructuring costs(c)	61	77	232	359
Total merger-related costs, pre-tax	154	190	622	726
Income taxes	(87)	(78)	(225)	(263)
Total merger-related costs - net of tax	67	112	397	463
Discontinued operations, pre-tax:
Loss/(income) from discontinued operations (d)	10	3	44	(42)
Gains on sales of discontinued operations(d)	(7)	(65)	(72)	(68)
Total discontinued operations, pre-tax	3	(62)	(28)	(110)
Income taxes	10	19	21	35
Total discontinued operations - net of tax	13	(43)	(7)	(75)
Certain significant items, pre-tax
Asset impairment charges and other costs associated with the suspension of selling Bextra(e)	3	--	1,216	--
Litigation-related charge(f)	--	369	--	369
Operating results of divested legacy Pharmacia research facility(g)	--	--	--	64
Restructuring charges--Adapting to Scale(c)	153	--	174	--
Implementation costs--Adapting to Scale(h)	104	--	136	--
Total certain significant items, pre-tax	260	369	1,526	433
Income taxes	(81)	(140)	(547)	(164)
Resolution of certain tax positions(i)	--	--	(586)	--
Tax impact of the repatriation of foreign earnings(i)	--	--	1,699	--
Total certain significant items - net of tax	179	229	2,092	269
Total purchase accounting adjustments, merger-related costs, discontinued operations and certain significant items - net of tax	$2,222	$819	$5,883	$3,215

(a)	Included in Merger-related in-process research and development charges.
(b)	Included primarily in Amortization of intangible assets.
(c)	Included in Restructuring charges and merger-related costs.
(d)	Included in Discontinued operations - net of tax.
(e)

Included in Selling, informational and administrative expenses ($3 million) for the three months ended October 2, 2005, and included in Cost of sales ($56 million), Selling informational and administrative expenses ($8 million) and Other (income)/deductions - net ($1.2 billion) for the nine months ended October 2, 2005.

(f)	Included in Other (income)/deductions - net.
(g)	Included in Research and development expenses.
(h)

Included in Cost of sales ($36 million), Selling, informational and administrative expenses ($60 million), and Research and development expenses ($8 million) for the three months ended October 2, 2005, and included in Cost of sales ($37 million), Selling, informational and administrative expenses ($81 million), and Research and development expenses ($18 million) for the nine months ended October 2, 2005.

(i)	Included in Provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Asset Position

Our net financial asset position follows:

(millions of dollars)	Oct. 2, 2005	Dec. 31, 2004

Financial assets:
Cash and cash equivalents	$959	$1,808
Short-term investments	12,430	18,085
Short-term loans	611	653
Long-term investments and loans	2,784	3,873
Total financial assets	16,784	24,419
Debt:
Short-term borrowings	6,729	11,266
Long-term debt	5,414	7,279
Total debt	12,143	18,545
Net financial assets	$4,641	$5,874

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. In addition, the proceeds from the repatriation of foreign earnings are being utilized to finance domestic activities over a multi-year time horizon, thereby reducing our reliance on domestic short-term borrowings. Our international borrowings will increase over the course of 2005 in order to fund the repatriation of foreign earnings. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Expected Impact of Repatriation of Foreign Earnings

Based on our decision to repatriate foreign earnings totaling about $36.7 billion in accordance with the Jobs Act, the use of proceeds includes domestic expenditures relating to advertising and marketing activities, research and development activities, capital assets and other asset acquisitions and non-executive compensation in accordance with the provisions of the Jobs Act (as in effect on October 2, 2005). As of October 2, 2005, we have completed the repatriation of approximately $23 billion. At October 2, 2005, our international subsidiaries held cash and cash equivalents and short-term investments totaling in excess of $3 billion. Additionally, our international subsidiaries are expected to generate cash flows during 2005, which, together with third-party borrowings as required, will be available to fund the balance of the repatriation.

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

Debt Capacity

Our short-term borrowings are rated P-1 by Moody's Investors Service (Moody's) and A-1+ by Standard & Poor's (S&P). Our long-term debt is rated Aaa by Moody's and AAA by S&P. Moody's and S&P are major corporate debt-rating organizations. In early April 2005, following the market withdrawal of Bextra and the FDA's decision requiring new labeling for Celebrex, Moody's placed our Aaa rating under review for possible downgrade. The review was completed in June 2005 when Moody's removed Pfizer from review status and reaffirmed our Aaa rating. However, Moody's maintained our rating outlook as negative. S&P has reaffirmed our AAA rating and maintains our outlook as stable.

Our superior credit ratings are primarily based on our diversified product portfolio, our strong operating cash flow, our substantial financial assets, our strong late-stage product pipeline and on our desire to maintain a prudent financial profile. Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. At October 2, 2005, we had access to $3.0 billion of lines of credit, of which $1.1 billion expire within one year. Of these lines of credit, $2.8 billion are unused, of which our lenders have committed to loan us $1.7 billion at our request. $1.5 billion of the unused lines of credit relate to our commercial paper borrowings.

At October 2, 2005, we had the ability to borrow approximately $2.0 billion by issuing debt securities under our existing debt shelf registration statement filed in November 2002.

Long-Term Debt

In July 2005, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which were included in Long-term debt at December 31, 2004. Notice to call was given to the Trustees and the notes were redeemed in September 2005.

Goodwill and Other Intangible Assets

At October 2, 2005, goodwill totaled $23.8 billion (21% of our total assets) and other intangible assets, net of accumulated amortization, totaled $29.0 billion (26% of our total assets). The largest components of goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia. Other intangible assets included $23.0 billion of developed technology rights and $3.9 billion of indefinite-lived brands.

The developed technology rights primarily represent the amortized acquisition-date fair value of the commercialized products that we acquired from Pharmacia. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Human Health products in the "Revenues" section of MD&A. While the Arthritis and Pain therapeutic category represents about 28% of the total value of developed technology rights at October 2, 2005, the balance of the value is evenly distributed across the following Human Health therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

	Oct. 2, 2005	Dec. 31, 2004

Cash and cash equivalents and short-term investments and loans (millions of dollars)	$14,000	$20,546

Working capital (millions of dollars)(a)	$12,373	$13,236

Current ratio(b)	1.61:1	1.50:1

Shareholders' equity per common share(c)	$9.11	$9.19

(a)	Working capital includes assets and liabilities held for sale at October 2, 2005 and December 31, 2004.
(b)	Current ratio is the proportion of current assets to current liabilities.
(c)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The decrease in working capital from December 31, 2004 to October 2, 2005 primarily reflects:

•	payment of cash dividends on common and preferred stock, net of dividends payable at December 31, 2004 -- $2.8 billion;

•	purchases of our common stock -- $3.4 billion;

•	net cash paid to acquire Vicuron Pharmaceuticals, Inc. and other smaller businesses -- $2.1 billion;

•	payment of floating-rate notes --$1.0 billion;

•	purchases of property, plant and equipment -- $1.5 billion; and

•	purchases of other assets --$392 million,

partially offset by:

•	cash from current-period operations.

Net Cash Provided by Operating Activities

During the first nine months of 2005, net cash provided by continuing operating activities was $10.0 billion, as compared to $10.4 billion in the same period of 2004. The decrease in net cash provided by operating activities was primarily driven by lower current period income from operations, net of non-cash items, partially offset by the timing of receipts and payments in the ordinarily course of business. In the cash flows statement, Other includes adjustments for non-cash items such as valuation adjustments.

Net Cash Provided by/(Used in) Investing Activities

During the first nine months of 2005, net cash provided by investing activities was $2.7 billion, compared to net cash used of $6.7 billion in the same period in 2004. The change from net cash used in 2004 to net cash provided by investing activities in 2005 was primarily attributable to:

•

net redemptions of $6.3 billion from investments in 2005 primarily used to provide funds for the repatriation of foreign earnings in accordance with the Jobs Act compared to net purchases of $4.6 billion of investments in 2004, partially offset by:

•	proceeds from sales of businesses and product lines of $108 million in 2005 as compared to $1.2 billion in 2004; and

•	net cash used for acquisitions in 2005 of $2.1 billion as compared to $1.4 billion in 2004.

Net Cash Used in Financing Activities

During the first nine months of 2005, net cash used in financing activities was $13.5 billion, as compared to $3.3 billion in the same period in 2004. The increase in net cash used in financing activities in 2005 was primarily attributable to:

•

net repayments of $6.3 billion on total borrowings in 2005 (funds from the repatriation of foreign earnings were used to finance domestic activities, thereby reducing our reliance on short-term borrowings) as compared to total net borrowings of $4.4 billion in 2004,

•	an increase in cash dividends paid of $356 million as compared to the first nine months of 2004 due to an increase in the dividend rate and

•	a decrease of $568 million in the proceeds from the exercise of stock options,

partially offset by:

•	a decrease of $1.4 billion in purchases of our common stock in 2005 as compared to the same period in 2004.

In October 2004, we announced a $5 billion share-purchase program. We completed this share-purchase program by purchasing approximately $2.4 billion of the Company's stock in the second quarter of 2005. In June 2005, Pfizer's Board of Directors authorized a new $5 billion share-purchase program. During the third quarter of 2005, we purchased approximately 4.3 million shares of common stock at a cost of approximately $111 million under the new program. The Company has purchased nearly 126 million shares of common stock, at a cost of approximately $3.4 billion, during 2005. We remain committed to completing this newly authorized $5 billion share-purchase program.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not generally paid significant amounts under these provisions and at October 2, 2005, recorded amounts for the estimated fair value of these indemnifications are not material.

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

OUTLOOK

Results in 2005 have been, and will continue to be, impacted by the loss of U.S. exclusivity of four major products--Diflucan, Neurontin, and Accupril/Accuretic during 2004 and Zithromax in November 2005. Revenues also have been, and may continue to be, impacted by publicity and regulatory actions regarding selective COX-2 inhibitors, as well as lower prescription growth and increased competition in key markets in the U.S., such as the lipid-lowering market and the erectile-dysfunction market. Full-year revenues are expected to evidence a modest decline relative to 2004, although a somewhat larger decline than previously anticipated, reflecting lower Human Health revenues.

In 2005, we anticipate Pharmacia merger-related synergies of approximately $4.2 billion, an increase of $600 million over 2004 synergies. We also expect to achieve approximately $600 million in cost savings from our AtS productivity initiative during 2005, greater than previously forecasted, mainly attributable to the Human Health business.

Given these and other factors, at current exchange rates we expect 2005 Adjusted income of $14.2 to $14.4 billion, Adjusted diluted EPS of $1.92 to $1.94, reported Net income of $7.5 to $7.7 billion, and reported diluted EPS of $1.02 to $1.04, subject to the "Cautionary Factors That May Affect Future Results" section below. The forecasted Adjusted income and diluted EPS ranges, as well as the forecasted reported Net income and diluted EPS ranges, are subject to a number of factors and uncertainties--changes in prescription growth rates and increased competition in key therapeutic markets and geographies; Adapting to Scale restructuring activities; the timing and rate of commercial acceptance of new-product launches; changes in the geographic, product, and segment mix of our revenues and income; changes in foreign exchange; the timing of regulatory actions; and other factors. Some of these factors and uncertainties may persist over the planning horizon. We are currently assessing these factors and other variables as part of our annual planning process and have withdrawn our previously provided financial guidance for 2006 and 2007.

A reconciliation of forecasted 2005 Adjusted income and Adjusted diluted EPS to forecasted 2005 reported Net income and reported diluted EPS follows:

($ billions, except per-share amounts)	Net Income	Diluted EPS

Forecasted Adjusted income/diluted EPS	$14.2 - $14.4	$1.92 - $1.94
Intangible amortization and other	(2.3)	(.32)
In-process R&D charges (primarily Vicuron & Idun)	(1.7)	(.22)
Merger-related costs/productivity-initiative costs	(.9)	(.13)
Equity gains	.1	.02
Asset-impairment charges and other costs associated with the suspension of selling Bextra	(.8)	(.10)
Tax impact on repatriation of foreign earnings	(1.7)	(.23)
Resolution of certain tax positions	.6	.08
Forecasted reported Net income/diluted EPS	$ 7.5 - $ 7.7	$1.02 - $1.04

Pfizer's estimates of 2005 reported Net income of approximately $7.5 billion to $7.7 billion and reported diluted earnings per share of approximately $1.02 to $1.04, have been revised from the prior guidance of $9.1 billion and about $1.24. The revision is principally attributable to in-process R&D charges of $1.4 billion ($0.19 per share) related to the acquisition of Vicuron during the third quarter of 2005 and revised expectations (reflective of a lower revenue outlook, partially offset by greater expected savings associated with the Adapting to Scale productivity initiative and other expense revisions, and a lower effective tax rate), partially offset by anticipated gains on the sale of equity investments.

We expect to spend about $7.6 billion on research and development in 2005 and approximately $2.2 billion in capital expenditures for the full year 2005.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our Company's financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the success of research and development activities;

•

decisions by regulatory authorities regarding whether and when to approve our drug applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of our products;

•	the speed with which regulatory authorizations, pricing approvals, and product launches may be achieved;

•	competitive developments affecting our current growth products;

•	the ability to successfully market both new and existing products domestically and internationally;

•	difficulties or delays in manufacturing;

•	trade buying patterns;

•	the ability to meet generic and branded competition after the loss of patent protection for our products;

•	the impact of existing and future regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment;

•

possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries, and the involuntary approval of prescription medicines for over-the-counter use;

•	the potential impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003;

•	legislation or regulations in markets outside the U.S. affecting product pricing, reimbursement or access;

•	contingencies related to actual or alleged environmental contamination;

•	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, ongoing efforts to explore various means for resolving asbestos litigation and other legal proceedings;

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 17 to the consolidated financial statements included in our 2004 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2004; and Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended April 3 and July 3, 2005. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Lipitor (atorvastatin)

As previously reported, our patent rights to Lipitor are being challenged in various countries. On October 12, 2005, in an action brought by generic manufacturer Ranbaxy Ltd., the United Kingdom's High Court of Justice upheld our basic U.K. patent for Lipitor, which expires in 2011, but ruled that a second patent covering the calcium salt of atorvastatin, which expires in 2010, is invalid. Both sides intend to appeal the decision. If upheld on appeal, the decision will prohibit Ranbaxy from introducing a generic version of atorvastatin in the U.K. before the expiration of our basic patent in 2011.

The trial of our Lipitor patent-infringement action against Ranbaxy in the U.S. District Court for the District of Delaware was held in late 2004. While a decision is possible later this year, the court has not indicated when it intends to issue its judgment.

Neurontin (gabapentin)

As previously reported, in 2000, 2001 and 2003, Warner-Lambert brought patent infringement suits in various federal courts against several generic manufacturers that had filed abbreviated new drug applications with the FDA asserting the invalidity and non-infringement of our gabapentin (Neurontin) low-lactam patent. These suits were consolidated for pre-trial purposes in the U.S. District Court for the District of New Jersey. The defendant generic manufacturers filed various summary judgment motions asserting invalidity and non-infringement on a number of grounds. In August 2005, the court, while denying eight of the ten summary judgment motions, granted two motions for summary judgment of non-infringement. It is expected that both sides will appeal the decision.

Neurontin has faced generic competition in the U.S. since last year. The FDA granted approval to a number of manufacturers for their generic gabapentin products, and the manufacturers began to market those products, in 2004.

Xalatan (lantanoprost)

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

In July 2004, the court held that two of the three patents in suit are valid, infringed and enforceable, and it issued an injunction blocking sale of the generic product until the expiration of the later-expiring patent in March 2011. The generic manufacturer appealed the decision with respect to these two patents. The third patent, which also expires in March 2011, was held unenforceable. We appealed the decision with respect to the third patent. In July 2005, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's decision as to all three patents, thereby blocking sale of the generic product until March 2011. In October 2005, the Federal Circuit denied the generic manufacturer's request for an en banc review of the three-member panel decision.

Product Liability Matters

Rezulin

As previously reported, in April 2001, Louisiana Health Service Indemnity Company and Eastern States Health and Welfare Fund filed a consolidated complaint against Warner-Lambert in the U.S. District Court for the Southern District of New York purportedly on behalf of a class consisting of all health benefit providers that paid for or reimbursed patients for the purchase of Rezulin between February 1997 and April 2001. In September 2005, the court granted Warner-Lambert's motion for summary judgment and dismissed the complaint. In November 2005, the plaintiffs appealed the decision.

Viagra

A number of lawsuits, including purported class actions, have been filed against us in various federal and state courts alleging that Viagra causes certain types of visual injuries. The plaintiffs in the purported class actions seek to represent nationwide and certain statewide classes of Viagra users. All of the actions seek damages for personal injury, and the purported class actions also seek medical monitoring.

Commercial Matters

Lipitor

Beginning in September 2005, a number of purported class actions have been filed against us in various federal courts alleging claims relating to the promotion of Lipitor. In each of the actions, the plaintiffs seek to represent a nationwide class consisting of women (regardless of age) and men over age 65 who in each case had no history of heart disease or diabetes and who purchased Lipitor within the last four years. In certain of the actions, the plaintiffs also seek to represent health insurers, employee benefit plans and other third-party payors that paid for Lipitor used by individuals in either of the aforementioned two groups. The plaintiffs in these actions allege that the Company engaged in false and misleading advertising in violation of state consumer protection laws by allegedly promoting Lipitor for the prevention of heart disease in the aforementioned two groups. The actions seek monetary and injunctive relief, including treble damages. In addition, a purported class action on behalf of residents of the Province of Quebec has been filed against us in Canada that asserts claims under Canadian law and seeks relief substantially similar to the claims asserted and the relief sought in the U.S. actions.

Celebrex and Bextra

As previously reported, the Company is a defendant in a number of product liability, consumer fraud, securities, fiduciary duty and ERISA (Employee Retirement Income Security Act of 1974) actions, including purported class and derivative actions, relating to Celebrex and Bextra. Certain current and former officers, directors and employees of Pfizer and Pharmacia also are named as defendants in some of those actions. In June 2005, the federal securities, fiduciary duty and ERISA actions were transferred to the U.S. District Court for the Southern District of New York for consolidated pre-trial proceedings. In September 2005, the federal product liability and consumer fraud actions were transferred to the U.S. District Court for the Northern District of California for consolidated pre-trial proceedings.

Other Matters

The Department of Justice

The U.S. Department of Justice has informed us that it is investigating Pharmacia's former contractual relationship with a health care intermediary.

We have received requests for information and documents from the U.S. Department of Justice relating to certain physician payments budgeted to our prescription pharmaceutical products.

Importation Cases

As previously reported, in 2004 a number of purported class actions were filed in the U.S. District Court for the District of Minnesota alleging that Pfizer and several other pharmaceutical manufacturers violated federal and state civil antitrust laws by conspiring to prevent the importation of brand-name prescription drugs from Canada. These suits all were consolidated into a single action, which sought to represent a nationwide class consisting of all persons who purchased or reimbursed patients for the purchase of prescription drugs manufactured and marketed by defendants that also are available in Canada. In August 2005, the court granted the defendants' motion to dismiss this action, and the plaintiffs have appealed the decision. The previously reported California state court action by a number of independent pharmacists in California that asserts similar claims under California antitrust and unfair business practices laws is still pending. The defendants' motion to dismiss the California action was partially granted and partially denied in July 2005.

Environmental Matters

As previously reported, in July 2005, the U.S. Environmental Protection Agency (EPA) proposed a civil penalty in the amount of $275,000 to settle certain alleged violations of the Federal Clean Air Act at our Kalamazoo, Michigan facility that were identified by the EPA during an inspection in 2004. In September 2005, this matter was resolved pursuant to a settlement that provides for a $47,250 civil penalty and a commitment to undertake two supplemental environmental projects at the facility. Corrective actions have been implemented.

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

The IRS has commenced the audit of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005 tax year is also currently under audit as we are voluntary participants in the IRS Compliance Assurance Program, which results in real-time tax audits.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the fiscal third quarter of 2005:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
July 4, 2005 through July 31, 2005	24,708	$26.64	---	$5,000,000,000
August 1, 2005 through August 31, 2005	1,642,722	$25.28	1,584,100	$4,960,003,230
September 1, 2005 through October 2, 2005	2,814,503	$25.63	2,755,400	$4,889,364,758
Total	4,481,933	$25.51	4,339,500

(a)	On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the "2005 Stock Purchase Plan").

(b)

In addition to purchases under the 2005 Stock Purchase Plan, this column reflects the following transactions during the fiscal third quarter of 2005: (i) the deemed surrender to Pfizer of 79,419 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 57,434 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 5,580 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

Pfizer Inc.
(Registrant)

Dated: November 9, 2005	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Nine Months Ended Oct. 2,	Year Ended December 31,
(in millions, except ratios)	2005	2004	2003	2002	2001	2000

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of change in accounting principles	$8,169	$14,007	$3,246	$11,766	$9,963	$5,471
Less:
Minority interests	9	10	3	6	14	13
Adjusted income	8,160	13,997	3,243	11,760	9,949	5,458
Fixed charges	471	510	442	322	305	444
Total earnings as defined	$8,631	$14,507	$3,685	$12,082	$10,254	$5,902

Fixed charges:
Interest expense (a)	$347	$347	$270	$251	$266	$381
Preferred stock dividends (b)	11	12	10	--	--	--
Rents (c)	113	151	162	71	39	63
Fixed charges	471	510	442	322	305	444

Capitalized interest	12	12	20	28	56	46

Total fixed charges	$483	$522	$462	$350	$361	$490

Ratio of earnings to fixed charges	17.9	27.8	8.0	34.5	28.4	12.0

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 9, 2005, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended October 2, 2005, in the following Registration Statements:

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
November 9, 2005

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

Date:  November 9, 2005

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

Date:  November 9, 2005

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended October 2, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
 Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
November 9, 2005

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended October 2, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
 Alan G. Levin
Senior Vice President and Chief Financial Officer
November 9, 2005

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