Form 10-K
period 2005-12-31
PFIZER INC
filed 2006-03-01
CIK 78003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes |X|     No |    |

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes |   |     No |X |

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No |    |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |   |

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   |X|           Accelerated filer   |    |           Non-accelerated filer   |    |

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |    |      No |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 1, 2005, was approximately $162 billion. The registrant has no non-voting common stock.

     The number of shares outstanding of each of the registrant’s classes of common stock as of February 21, 2006 was 7,357,943,810 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders	Parts I and III

PART I

ITEM 1. BUSINESS

General

     Pfizer Inc. (which may be referred to as Pfizer, the Company, we, us or our) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market leading prescription medicines for humans and animals as well as many of the world’s best known consumer healthcare products.

     The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

     We acquired Warner-Lambert Company (Warner-Lambert) in June 2000. The acquisition was accounted for as a pooling of interests. In accordance with generally accepted accounting principles in the U.S. (GAAP), we restated all consolidated financial statements of Pfizer for periods prior to the acquisition to include the results of operations and financial position of Warner-Lambert as if we had always been merged.

     We acquired Pharmacia Corporation (Pharmacia) in April 2003. The acquisition was accounted for as a purchase. In accordance with GAAP, we did not restate our results of operations and financial position to reflect the historical results of operations and financial position of Pharmacia.

     We acquired Esperion Therapeutics, Inc. (“Esperion”) in February 2004. The acquisition was accounted for as a purchase. Esperion is a biopharmaceutical company focused on the development of high density lipoprotein (HDL)-targeted (“good cholesterol”) therapies for the treatment of cardiovascular disease.

     We acquired Idun Pharmaceuticals, Inc., a biopharmaceutical company focused on the discovery and development of therapies to control apoptosis (cell death), in April 2005. The acquisition was accounted for as a purchase. In September 2005, we acquired Vicuron Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of novel anti-infectives. The acquisition was also accounted for as a purchase.

Pfizer Website

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.pfizer.com) under the “Who We Are - For Investors - SEC Filings by Pfizer” captions as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

     Throughout this 2005 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, including our Annual Report to Shareholders for 2005 and our Proxy Statement for the 2006 Annual Meeting of Shareholders (2006 Proxy Statement). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. This year, our Annual Report to Shareholders is in two parts: the 2005 Annual Review (2005 Annual Review); and the 2005 Financial Report (2005 Financial Report), which is contained in Appendix A to our 2006 Proxy Statement. Portions of our 2005 Financial Report are filed as Exhibit 13 to this 2005 Form 10-K. On or about March 16, 2006, our 2005 Annual Review, our 2005 Financial Report and our 2006 Proxy Statement will be available on our website (www.pfizer.com); the 2005 Annual Review and 2005 Financial Report will be set forth under the “Who We Are - For Investors - Financial Reports” captions, and the 2006 Proxy Statement will be set forth under the “Who We Are - For Investors - SEC Filings by Pfizer” captions.

     Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer certifications; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; as well as information concerning our Directors; e-mail communication with our Directors; Board Committees, including Committee charters; and transactions in Pfizer securities by Directors and officers, is available on our website

(www.pfizer.com) under the “Who We Are - For Investors - Corporate Governance” captions. We will provide any of the foregoing information without charge upon written request to Margaret M. Foran, Senior Vice President-Corporate Governance, Associate General Counsel and Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is available on our website (www.pfizer.com) under the “Who We Are - For Investors - Shareholder Services” captions.

Business Segments

     We operate in three business segments: Human Health, Consumer Healthcare and Animal Health.

     We also operate several other businesses, including the manufacture of empty soft-gelatin capsules, contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these businesses, they are grouped into the “Corporate/Other” category of our segment information.

     Comparative segment revenues and related financial information for 2005, 2004 and 2003 are presented in the table captioned Segment in Note 19 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2005 Financial Report and the section headed Revenues by Therapeutic Area in our 2005 Financial Report. The information from those sections of our 2005 Financial Report is incorporated by reference in this 2005 Form 10-K.

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

Human Health Segment

     Our Human Health business is the largest pharmaceutical business in the world. This segment includes treatments for cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies. Our portfolio of medicines includes four of the world’s 25 best-selling medicines, with six medicines that lead their therapeutic areas.

     In 2005, Human Health revenues declined 4%, to $44.3 billion, primarily due to loss of U.S. exclusivity of certain key products (primarily Neurontin), uncertainty relating to selective COX-2 inhibitors and the suspension of sales of Bextra. 2005 results were also impacted by increased competition and the overall market decline as branded prescriptions in the U.S. declined 5% in 2005 compared to 2004. Revenues from this segment contributed 86% of our total revenues in 2005, and 88% in each of 2004 and 2003. We recorded product sales of more than $1 billion for each of eight pharmaceutical products in 2005. Those eight products — Lipitor, Norvasc, Zoloft, Celebrex, Zithromax/Zmax, Viagra, Xalatan/Xalacom and Zyrtec — represented 64 % of Human Health revenues in 2005. A table captioned Revenues - Major Human Health Products, in our 2005 Financial Report is incorporated by reference.

     Our principal pharmaceutical products and certain recently approved products are as follows:

Cardiovascular and Metabolic Diseases

  Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. In September 2005, the FDA approved the use of Lipitor to reduce the risk of stroke and myocardial infarction in patients with type 2 diabetes and multiple risk factors for coronary heart disease. In addition, the FDA expanded the Lipitor label to include data on the reduction in the incidence of stroke in patients with multiple risk factors.

  Norvasc is the world’s most-prescribed branded medicine for treating hypertension.

  Norvasc experienced patent expirations in many European Union (E.U.) countries. Norvasc maintains exclusivity in many major markets globally, including the U.S., Japan, Canada and Australia.

  Caduet, launched in the U.S. in 2004, is a single pill combining Lipitor and Norvasc for prevention of cardiovascular events. Caduet has been approved in several European countries for the prevention of cardiovascular events.

  Accupril/Accuretic is an angiotensin converting enzyme (ACE) inhibitor for the treatment of hypertension and congestive heart failure. Accupril began to face generic competition in the latter part of 2004. Subsequently, we launched our own generic version of Accupril in the U.S. through our Greenstone Ltd. (“Greenstone”) generic pharmaceutical subsidiary.

  Cardura is for the treatment of hypertension and benign prostatic hyperplasia (enlarged prostate gland). Currently, there are multiple generic versions of Cardura on the U.S. market. We expect to launch Cardura XL, an extended release version which has been approved by the FDA, in May 2006.

  Inspra, launched in the U.S. in 2004, is for the treatment of hypertension and congestive heart failure in patients who have had a heart attack. It also was launched in several E.U. member countries in 2004 for the treatment of congestive heart failure.

  Revatio was approved in the U.S. in June 2005 and in the E.U. in November 2005 for the treatment of pulmonary arterial hypertension, a rare, life-shortening vascular condition.

Central Nervous System Disorders

  Zoloft is the most-prescribed antidepressant in the U.S. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD, and is the only approved agent for the long-term treatment of PTSD and SAD, an important differentiating feature as these disorders tend to be chronic. For information concerning a labeling change implemented in the U.S. in February 2005, see the discussion under the headings Human Health-Selected Product Descriptions, Zoloft in the Financial Review section of our 2005 Financial Report, which discussion is incorporated by reference.
  Neurontin, for use in adjunctive therapy for epilepsy, is also approved in many countries for the treatment of a range of neuropathic pain conditions. Neurontin has also been approved for the management of post-herpetic neuralgia, a painful condition that affects many people in the aftermath of the viral infection commonly known as shingles. Neurontin began to face generic competition in the U.S. in the latter half of 2004. Subsequently, we launched our own generic version of Neurontin in the U.S. through our Greenstone subsidiary.

  Geodon, marketed in certain countries as Zeldox, is a treatment for the symptoms of schizophrenia and bipolar disorder, including manic and mixed episodes. Available in both an oral capsule and rapid-acting intramuscular formulation, Geodon is now the second- fastest-growing atypical anti-psychotic medication in the U.S.

  Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We co- promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell this medicine in certain other countries.

  Xanax is for the treatment of generalized anxiety disorder and panic disorder. Xanax XR, an extended-release formulation of the drug, is a rapid-acting, once-a-day medication approved for treating panic disorder. The Xanax XR patent has expired in the U.S. and we anticipate generic competition in 2006. Pfizer’s Greenstone subsidiary will also launch a generic version.

  Relpax is an oral treatment for acute migraine headaches. It has been launched in the U.S., Canada, Japan and throughout Europe.

  Rebif, discovered and developed by Serono S.A., is used for the treatment of relapsing forms of multiple sclerosis. We co-promote Rebif with Serono in the U.S.

  Lyrica was approved by the FDA in June 2005 for adjunctive therapy for adults with partial onset seizures. This latest indication builds on the December 2004 FDA approval of Lyrica for two of the most common forms of neuropathic pain — diabetic peripheral neuropathy, a chronic neurologic condition affecting nearly three million Americans, and post-herpetic neuralgia. Lyrica was launched in the U.S., Canada and Italy in September 2005 and is now approved in more than 50 countries and is currently available in more than 30 markets.

Arthritis and Pain

  Celebrex is for the treatment of osteoarthritis, adult rheumatoid arthritis, acute pain, menstrual pain and familial adenomatous polyposis. It also was approved by the FDA in July 2005 for the treatment of ankylosing spondylitis, a form of spinal arthritis. Celebrex has the broadest range of approved indications of any selective COX-2 inhibitor. See the discussion of labeling changes relating to Celebrex and the suspension of Bextra, another arthritis medicine, under the headings Human Health-Selected Product Descriptions, Celebrex and Bextra, in the Financial Review section of our 2005 Financial Report, which is incorporated by reference.

Infectious and Respiratory Diseases

  Zithromax is for the treatment of bacterial infections. Zithromax is licensed to us exclusively by Pliva, a Croatian pharmaceutical company. Zithromax lost basic patent protection in the U.S. in November 2005. During the fourth quarter of 2005, four generic versions of the oral solid dosage form of azithromycin were launched, including one authorized generic by Pfizer’s Greenstone subsidiary.

  Zmax, a single-dose, sustained-release form of azithromycin, was made available to patients in the U.S. beginning in August 2005. Zmax, which is a novel and patent-protected formulation, delivers a complete course of therapy in a single dose and helps minimize non-compliance compared to multi-dose regimes.
  Diflucan is a systemic antifungal. It is used to treat various fungal infections, including vaginal infections and certain infections that afflict HIV/AIDS and cancer patients with weakened immune systems. Diflucan lost patent protection in Japan and much of Europe in 2003, and lost marketing exclusivity in the U.S. in 2004. Subsequently, we launched our own generic version of Diflucan in the U.S. through our Greenstone subsidiary.

  Vfend is a treatment that can be administered orally or intravenously for certain serious and potentially fatal fungal infections, for the treatment of esophageal candidiasis and for the treatment of certain blood stream infections in non-neutropenic patients (those without low white blood cell counts). It is also available in an oral-suspension formulation suitable for patients unable to swallow the tablet form.

  Zyvox is for the treatment of bacterial infections, which increasingly are caused by drug-resistant bacteria, and the treatment of diabetic foot infections. Zyvox is available in intravenous, tablet and oral-suspension formulations.

  Spiriva is for the treatment of chronic obstructive pulmonary disease (COPD), a chronic respiratory disorder that includes bronchitis and emphysema. We co-promote Spiriva with Boehringer Ingelheim, which discovered and developed the medicine. Spiriva HandiHaler is an inhaled treatment for the long-term, once-daily maintenance treatment of bronchospasm associated with COPD.

  Exubera (inhaled human insulin) was approved by the FDA and the European Commission in January 2006 for the treatment of adults with type 1 and type 2 diabetes. Exubera is a product of a collaboration between Pfizer and Nektar Therapeutics. We expect to launch Exubera in the U.S. and selected E.U. markets by mid-year. See the discussion of our pending acquisition of worldwide rights related to Exubera under the heading Acquisitions and Dispositions—Other Acquisitions in the Financial Review Section of our 2005 Financial Report, which is incorporated by reference.

Urology

  Viagra is the leading treatment for erectile dysfunction (ED), and one of the world’s most recognized pharmaceutical brands. For further information on Viagra and the overall ED market, see the discussion under the headings Human Health-Selected Product Descriptions, Viagra in the Financial Review section of our 2005 Financial Report, which is incorporated by reference.

  Detrol is the world’s leading product for the treatment of overactive bladder. Detrol LA is an extended-release formulation of this medicine, taken once a day.

Oncology

  Camptosar, which is marketed under the name Campto in many countries outside the U.S., is one of the leading treatments for colorectal cancer. In addition to our U.S. rights, in October 2004, we acquired marketing rights to Campto/Camptosar in Europe and Asia (except Japan).

  Ellence and Aromasin are for the treatment of breast cancer. In 2005, Aromasin was approved in the U.S. and E.U. to treat early breast cancer in post-menopausal women.

  Sutent, a new targeted anti-cancer treatment for patients with gastrointestinal stromal tumors, a rare stomach cancer, and advanced kidney cancer, was approved by the FDA for both indications in January 2006. Applications for these indications have also been filed in Canada and the E.U. Sutent was available to patients in the U.S. within seven days of its approval.

Ophthalmology

  Xalatan/Xalacom is the most-prescribed branded glaucoma medicine in the world. It is used to treat open-angle glaucoma and ocular hypertension. Xalacom, which consists of Xalatan in combination with a beta blocker, is available primarily in European markets.
  Macugen is a treatment for neovascular (wet) age-related macular degeneration (AMD). Macugen, which is jointly marketed by Pfizer and OSI Pharmaceuticals in the U.S., has become the most frequently used treatment regimen for wet AMD in the U.S. and received marketing authorization in the E.U. in January 2006. It was launched in the U.S. in January 2005 and in Canada in September 2005.

Endocrine Disorders

  Genotropin is the world’s leading human recombinant growth hormone. It is used for the treatment of various growth disorders in children and adults. Novo Nordisk has granted us a non-exclusive license to sell Genotropin in the U.S.

Other

  Zyrtec is for the treatment of year-round indoor and seasonal outdoor allergies and hives in adults and children. Zyrtec is the most-prescribed antihistamine in the U.S. Zyrtec-D 12 Hour treats both year-round indoor and outdoor allergies as well as nasal congestion. Zyrtec is licensed to us by the Belgian company UCB S.A. We co-promote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. and we have a license to sell Zyrtec under various trade names as an OTC medicine in Canada, Europe, Mexico and Australia.

Consumer Healthcare Segment

     Our Consumer Healthcare business is one of the largest in the world. We market many of the world’s best-known OTC, or self-medications, for oral care, upper respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth.

     In 2005, Consumer Healthcare revenues increased 10%, to $3.9 billion, due to the strong performance of Listerine mouthwash, which has benefited from recent product extensions and broader sales of the product outside the U.S.; growth from upper-respiratory products, Zantac and tobacco dependence products; inclusion of

Purell sales, following the acquisition of the Purell brand in November 2004; and the favorable impact of foreign exchange. Revenues from this segment contributed 7.6% of our total revenues in 2005, 6.7% of our total revenues in 2004 and 6.6% of our total revenues in 2003.

     Consumer Healthcare’s principal products include:

  Listerine mouthwash
  Listerine PocketPaks oral care strips
  Nicorette for tobacco dependence
  Benadryl antihistamine for allergies
  Sudafed for sinus congestion
  Rogaine for hair growth
  Zantac for prevention and relief of heartburn
  Rolaids antacid tablets
  Neosporin antibiotic ointment
  Visine eye drops
  Lubriderm moisturizing lotions
  Purell instant hand sanitizer

     Consumer Healthcare can extend the life of some of our prescription medications by converting them to OTC products, or “self-medications”. For example, Nicorette, Benadryl, Sudafed and Zantac were all previously prescription products. As market conditions permit, and when we have necessary approval from drug regulatory authorities, we plan to pursue similar launches for other products.

     On February 7, 2006, we announced that we will be exploring strategic alternatives for our Consumer Healthcare business, including spinning off or selling the business. We expect to make a decision in the third quarter of 2006.

Animal Health Segment

     Our Animal Health business is one of the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. In 2005, Animal Health revenues increased 13%, to $ 2.2 billion, due to strong performances by Excede (a long acting anti-infective) in the U.S., Draxxin (for treatment of respiratory disease in cattle and swine) in the U.S. and Europe, the launch of Spectramast in the U.S., double digit growth in sales of Revolution (a parasiticide for dogs and cats) and Clavamox (an antibiotic for dogs and cats) for companion animals, the launch of Simplicef (small animal anti-infective) in the U.S. in the fourth quarter of 2004, and the favorable impact of foreign exchange. Revenues from this segment contributed 4.3% of our revenue in 2005, 3.7% of our total revenues in 2004 and 3.6% of total revenues in 2003.

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

     Spectramast, an antibiotic formulated to treat clinical mastitis, was launched in the U.S. in May 2005.

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

Research and Product Development

     Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $7.4 billion in 2005, $7.7 billion in 2004 and $7.5 billion in 2003 on research and development in support of Pfizer’s human, animal and consumer healthcare businesses.

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

     We believe that our investments in research have been rewarded by the number of pharmaceutical compounds we have in all stages of development. We currently are working on 235 projects in development, including 152 new molecular entities and 83 product-line extensions. In addition, we have more than 400 projects in discovery research. In recent years, our discovery scientists have delivered dozens of new chemical compounds to early development. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

     In addition to discovering and developing new products, our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them. In 2005, for example, we received approval for a new indication for our COX-2 inhibitor Celebrex for the treatment of ankylosing spondylitis, a form of arthritis that affects the spine. We also received approval for the use of Lipitor to reduce the risk of stroke and heart attack in people with type 2 diabetes and multiple risk factors for coronary heart disease.

     Information concerning several of our drug candidates in development as well as supplemental filings for existing products is set forth under the heading Product Developments in our 2005 Financial Report. That information is incorporated by reference.

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

International Operations

     We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations - Human Health, Consumer Healthcare and Animal Health.

     Revenues from operations outside the U.S. of $24.6 billion accounted for 48% of our total revenues in 2005. Revenues exceeded $500 million in each of 12 countries outside the U.S. in 2005. The U.S. was the only country to contribute more than 10% of our total revenues, comprising 52% of revenues in 2005, 56% of revenues in 2004 and 60% of revenues in 2003. Japan is our second-largest national market, with 7% of our revenues in 2005 and 6% in each of 2004 and 2003.

     For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 19 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2005 Financial Report and the table captioned Change in Geographic Revenues in our 2005 Financial Report. Those tables are incorporated by reference.

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

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2005, revenues were favorably impacted by foreign exchange, as foreign currency movements relative to the U.S. dollar increased our reported revenues in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 9-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2005 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

Marketing

     In our global Human Health business, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. We also market directly to consumers in the U.S., through direct-to-consumer print and television advertising that communicates the approved uses, benefits, and risks of our products while continuing to motivate people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, important public health issues, and our patient assistance programs in all major markets.

     Our operations include several pharmaceutical sales organizations. Our structure aligns the sales, marketing, and medical functions to work closely in tandem along the same therapeutic groups of products, reinforcing common coordination, focus, and accountability across the organizations.

     Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We seek to gain access to health authority, PBM and MCO formularies (lists of recommended, approved, and/or reimbursed medicines and other products) by demonstrating the clinical and economic value of our products. We also work with MCOs and PBMs and other appropriate healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines. In 2005, for instance, we were awarded a Center for Medicare/Medicaid Studies (“CMS”) contract to provide the Green Ribbon Health Initiative, a joint-partnership with the MCO Humana designed to improve the health and quality of life for beneficiaries with multiple chronic conditions in Central Florida.

     Our Consumer Healthcare business primarily uses its own representatives to directly promote its products, including marketing certain products directly to professionals using a professional detail force. We also use print and television consumer advertising and offer sales incentives such as coupons. Our consumer healthcare products are sold through various channels.

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

     During 2005, sales to our three largest customers were as follows:

  McKesson, Inc. — 18% of our total revenues;
  Cardinal Health, Inc. — 13% of our total revenues; and
  AmerisourceBergen Corporation — 10% of our total revenues.

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

     We own or license a number of U.S. and foreign patents. These patents cover pharmaceutical and other products and their uses, pharmaceutical formulations, product manufacturing processes and intermediate chemical compounds used in manufacturing.

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

     In the aggregate, our patent and related rights are of material importance to our businesses in the U.S. and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider significant in relation to our business as a whole, together with the year in which the U.S. basic product patent expires (including, where applicable, the additional six-month pediatric exclusivity period), are those for the drugs set forth in the table below. The table also includes patent expiration information relating to certain recently approved drugs.

U.S. Basic Product Patent
Drug	Expiration Year

Zoloft	2006

Norvasc	2007

Zyrtec	2007

Camptosar	2008

Aricept	2010

Lipitor	2010

Xalatan	2011

Viagra	2012

Detrol	2012

Celebrex	2013

Lyrica	2013

Sutent	2021

     In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect the Company’s drug from generic competition after the expiration of the basic patent.

     The U.S. basic product patent for Zithromax expired in November 2005.

     Zyrtec is patented by the Belgian company UCB S.A. and is licensed to us for sales in the U.S., Canada, Europe, Mexico and Australia. We co-promote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. and have a license to sell Zyrtec under various trade names as an OTC medicine in the other markets.

     Aricept is patented by Eisai Co., Ltd. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries.

     In addition to our U.S. basic product patent for Lipitor, which (including the pediatric exclusivity period) expires in March 2010, we have a patent covering specifically the enantiomeric form of the drug, which (including the pediatric exclusivity period) expires in June 2011.

     We market Genotropin in the U.S. under a non-exclusive license from Novo-Nordisk.

     Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Norvasc, Celebrex and Detrol.

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

     One of the main limitations on our operations in some countries outside the U.S. is the lack of effective intellectual property protection for our products. Under international agreements in recent years, global protection of intellectual property rights is improving. The General Agreement on Tariffs and Trade requires participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by the end of a ten-year transition period. A number of countries are doing this. We have experienced significant growth in our businesses in some of those nations, and our continued business expansion in those countries depends to a large degree on further patent protection improvement.

Competition

     Our businesses are conducted in intensely competitive and often highly regulated markets. Many of our human pharmaceutical products face competition in the form of branded drugs or generic drugs that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness. Though the means of competition vary among product categories and business groups, demonstrating the value of our products is a critical factor for success in all of our principal businesses.

     Our Human Health business is the largest in the world. Our competitors include other worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug manufacturers. We compete with other companies that manufacture and sell products that treat similar diseases or indications as our major products.

     Such competition affects our core product innovation business, focused on discovering and marketing products that satisfy unmet medical needs and providing therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development over the past decade, resulting in one of the strongest product pipelines in the industry. We also continue to enhance the organizational effectiveness of our pharmaceutical sales and marketing functions, coordinating support for our salespeople’s efforts to launch and promote our products to our customers.

     Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We are taking important measures to address this business environment. We continue to evaluate, adapt, and improve our business practices to better meet customer and public needs. For instance, we have taken an industry-leading role in evolving our approaches to direct-to-consumer advertising and medical education grants. We have also restructured our U.S. sales organization to streamline customer interactions with our field force, ensuring that each doctor will interface with no more than two sales representatives per therapeutic area. Finally, we continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through campaigns for better healthcare solutions.

     Our Consumer Healthcare business is one of the largest in the world. However, many other companies, large and small, manufacture and sell one or more products that are similar to our consumer healthcare products, including major retail customers that sell “private label” or “house” brands. Sources of competitive advantage include product quality and efficacy, including differentiated claims, brand identity, advertising and promotion, product innovation, broad distribution capabilities and price. Significant expenditures for advertising, promotion and marketing are generally required to achieve and maintain both consumer and trade acceptance of consumer healthcare products.

     While our Animal Health business is one of the largest in the world, many other companies offer competitive products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include product innovation, quality, price, service and effective promotion to veterinary professionals and consumers.

Managed Care Organizations

     The growth of MCOs in the U.S. has been a major factor in the competitive make-up of the healthcare marketplace. Approximately 180 million people in the U.S. now participate in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations has become important to our business.

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

     The growth of MCOs has increased pressure on drug prices. A major objective of MCOs is to contain and, where possible, reduce healthcare expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can prevent the need for hospitalization, professional therapy or even surgery, such drugs can become favored first-line treatments for certain diseases.

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

     Exclusion of a product from a formulary or other restrictions, such as requiring prior authorizations, can lead to its sharply reduced usage in the MCO patient population. Consequently, pharmaceutical companies compete aggressively to have their products included. Where possible, companies compete for inclusion based upon unique features of their products, such as greater efficacy, better patient ease of use or fewer side effects. A lower overall cost of therapy is also an important factor. Products that demonstrate fewer therapeutic advantages must compete for inclusion based primarily on price. We have been generally, although not universally, successful in having our major products included on most MCO formularies.

     The impact of MCOs on drug prices and volumes may increase as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the new Medicare out-patient Prescription Drug Benefit, Medicare Part D, effective January 1, 2006. MCOs and PBMs negotiate on behalf of the federal government as Prescription Drug Plans or PDPs. We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the new Medicare PDPs.

     Another way we demonstrate the value of pharmaceuticals in the context of an appropriate approach to the management of healthcare is by developing disease management programs. These programs can improve patient care by improving patient communications and compliance with dosage directions. They can also help show that a comprehensive approach to healthcare management, which includes prevention, diagnosis and treatment of certain conditions, and appropriate use of pharmaceuticals, can improve the quality of care and lower costly complications of chronic diseases. As noted above in Marketing, in 2005 we were awarded a CMS contract to provide the Green Ribbon Health Initiative, a joint-partnership with the MCO Humana, designed to improve the health and quality of life for beneficiaries with multiple chronic conditions in Central Florida. Additionally, we sponsor a program offered by the State of Florida Agency for Health Care Administration to help manage chronic diseases among Florida’s Medicaid population.

Generic Products

     One of the biggest competitive challenges that we face in the U.S., which is also growing internationally, is from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, we can lose the major portion of sales of that product in a very short period. Several such competitors make a regular practice of challenging our product patents before their expiry. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about the product to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products, however, need only demonstrate a level of availability in the bloodstream equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less.

     In addition, our patent-protected products can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor will begin to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

     As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs. The substitution must be made unless the prescribing physician expressly forbids it. In the U.S., Pfizer’s Greenstone subsidiary sells generic versions of Pfizer’s pharmaceutical products upon loss of exclusivity, as appropriate.

Raw Materials

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2005, and none are expected in 2006.

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

     We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies (see Note 18 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2005 Financial Report). Such actions may include product recalls, seizures and other civil and criminal sanctions.

     The FDA is considering changes to its approach to “follow-on biological” products (which are the biological product equivalent to generic pharmaceutical products). Changes that would facilitate the approval of such products could have an adverse impact on the Company’s business.

     Medicare. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the 2003 Medicare Act) was enacted. Medicare beneficiaries are now eligible to obtain subsidized prescription drug coverage from a private sector provider. It remains difficult to predict the impact of the 2003

Medicare Act on pharmaceutical companies. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the partial reimbursement under Medicare. Such potential sales increases, however, may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that negotiate on behalf of Medicare beneficiaries. Effective January 1, 2007, reimbursement under Medicare for ED medicines, including Viagra, will end.

     Pfizer is committed to helping those without coverage gain access to Pfizer products. To that end, in 2004, we implemented our Helpful Answers program, an umbrella program that includes existing Pfizer patient assistance programs, as well as Pfizer Pfriends, a new prescription discount card offering savings on Pfizer prescription medicines to all uninsured Americans, regardless of age or income. In January 2005, we also joined Together Rx Access with nine other pharmaceutical companies to offer savings on over 275 medicines to Medicare-ineligible, uninsured individuals under 65 who fall below certain income thresholds. Pfizer also participates in another industry program, the Partnership for Prescription Assistance, a single point of access to more than 475 public and private patient assistance programs.

     Importation of Drugs. There is considerable political pressure to allow the importation into the U.S. of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by the governments of various foreign countries. In addition to raising safety concerns, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Act maintains the current prohibition on such imports, it would allow importation from Canada if the Secretary of Health and Human Services certifies that such importation is safe and would result in savings to consumers. Before the 2003 Medicare Act, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of Health and Human Services made the same safety and cost-savings certifications. On December 21, 2004, the Department of Health and Human Services (HHS) and the Department of Commerce issued their reports on drug importation and foreign price controls. The HHS report noted that it would be “extraordinarily difficult to ensure that drugs personally imported by individual consumers” could meet the standards of safety that would support certifying as safe such importation. While the report also concluded that the U.S. could establish a feasible basis for commercial drug importation, such a change in the law would require “new legal authorities, substantial additional resources and significant restrictions on the types of drugs that could be imported.” The report also noted that the total savings to be expected from such a commercial importation regime would be relatively small — 1% or 2% of total drug spending in the U.S. The Commerce Department report confirmed that the lower prices in many countries result from governmental price controls, and these price controls adversely affect the amount of funding that is available for the discovery of new drugs.

     Medicaid and Related Matters. Federal law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. In recent years, various proposals have been offered at the federal and state levels that would bring about major changes in the Medicaid program. A national commission is currently studying changes to the Medicaid program. In the short term, driven by budget concerns, many states have implemented restrictive drug lists and state supplemental rebate programs under the Medicaid program. These programs require deeper rebate payments by Pfizer in order to have our products listed on formularies in states with such rebate programs. More than 35 states have implemented some form of formulary restrictions in their Medicaid programs. Currently, Pfizer enjoys relatively good formulary access in state Medicaid programs.

     Effective January 1, 2006, federal funds may not be used for reimbursement of erectile dysfunction medications by the Medicaid program. In addition, effective January 1, 2007, changes to treatment of authorized generics for purposes of calculating Medicaid rebates will increase the amount of rebates we are required to pay on brand name drug sales after loss of exclusivity and on authorized generic sales to the Medicaid program.

     If changes are implemented under the Medicaid program that further restrict the access of a significant number of patients to our products and require significantly deeper rebate payments, our business could be adversely affected. The impact of any such changes on Pfizer would be mitigated by the shrinking size of the Medicaid market. Those people who are eligible for both Medicaid and Medicare (often called “dual eligibles”) had been receiving their drug benefits under the Medicaid program. Beginning in 2006, their coverage is being transferred to the new Medicare Part D program. This will reduce the number of enrollees in Medicaid drug programs by about 14% but reduce the amount of spending on pharmaceuticals under Medicaid by approximately 57%. While the Medicaid market is now smaller, changes at the state level could impact larger federal and commercial accounts.

     In addition, some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible, as well as various approaches to controlling pharmaceutical marketing. A sweeping price control ballot proposal was defeated in California during 2005.

     We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Revenues section of our 2005 Financial Report and in Note 1-G to our consolidated financial statements, Significant Accounting Policies, Revenues, in our 2005 Financial Report, which discussions are incorporated by reference.

Outside the United States

     We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. This international patchwork of price regulation has led to different prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

     The approval of new drugs across the E.U. may only be achieved using the Mutual Recognition Procedure/Decentralized Procedure or E.U. Commission/EMEA’s Central Approval Process, which applies in the 25 E.U. member states (ten new member states joined the E.U. in May 2004, which has extended the scope of these procedures), plus Norway and Iceland which are full participants in these registration processes. The use of these procedures provides a more rapid and consistent approval across the member states than was the case when the approval processes were operating independently within each country.

     Since the E.U. does not have jurisdiction over patient reimbursement or pricing matters in its member states, we continue to deal with individual countries on such matters across the region.

     During 2004, a comprehensive package of reforms was adopted (called New Medicines Legislation) amending E.U. law on the regulation of medicinal products in many areas, including approval procedures and safety reporting. Of particular note, the data exclusivity periods during which innovative companies’ regulatory data are protected are required to be harmonized in all member states and implementation is underway in most member states, which will facilitate the approval and launch of generic medicines. In addition, these reforms introduced a clear legal basis for the approval of “biosimilar” or “follow-on biological” products in the E.U. Following a positive scientific assessment announced in January 2006, we expect that the first such product, a biosimilar version of Genotropin, will be approved in the E.U. this year. This new set of regulations, which took effect in November 2005, also shortens certain approval timelines and introduces fast-track and conditional centralized authorizations.

Environmental Law Compliance

     Most of our operations are affected by federal, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Note 18 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2005 Financial Report). As a result, we incurred capital and operational expenditures in 2005 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

  environment-related capital expenditures — $87 million
  other environment-related expenses — $287 million

     While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures or competitive position.

Tax Matters

     The discussion of tax-related matters in Note 7 to our consolidated financial statements, Taxes on Income, in our 2005 Financial Report, is incorporated by reference.

Employees

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2005, we employed approximately 106,000 people in our operations throughout the world.

ITEM 1A. RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

     Our disclosure and analysis in this 2005 Form 10-K and in our 2005 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Government Regulation and Managed Care Trends

     U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations. In the U.S., many of our pharmaceutical products are subject to increasing pricing pressures. Such pressures may increase as the result of the 2003 Medicare Act. In addition, MCOs as well as Medicaid and other government agencies continue to seek price discounts. Government efforts to reduce Medicaid expenses may continue to increase the use of MCOs. This may result in managed care’s influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices for our products. In addition, some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by the governments of various foreign countries

     The prohibition on the use of federal funds for reimbursement of ED medications by the Medicaid program, which became effective January 1, 2006, and the similar federal funding prohibition for the Medicare program which is scheduled to take effect January 1, 2007, may adversely affect our business. Any prohibitions on the use of federal funds for reimbursement of other classes of drugs in the future may also have an adverse effect.

     We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. This international patchwork of price regulation has led to different prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices. As a result, it is expected that pressures on the pricing component of operating results will continue.

Generic Competition

     Competition from manufacturers of generic drugs is a major challenge for us in the U.S. and is growing internationally. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business. The U.S. basic patent for Zithromax expired in 2005, and the U.S. basic patent for Zoloft will expire in 2006 and for each of Norvasc and Zyrtec will expire in 2007. Also, the patents covering several of our most important medicines, including Lipitor, Norvasc, Celebrex and Detrol, are being challenged by generic manufacturers. In addition, our patent-protected products can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor will begin to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

     Changes by the FDA to its approach to “follow-on biologics” could subject Genotropin to generic competition.

Competitive Products

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

Dependence on Key In-Line and New Products

     We recorded product sales of more than $1 billion for each of eight pharmaceutical products in 2005: Lipitor, Norvasc, Zoloft, Celebrex, Zithromax/Zmax, Viagra, Zyrtec, and Xalatan/Xalacom. Those products accounted for 55% of our total 2005 revenues. Lipitor sales in

2005 exceeded $12 billion, accounting for 24% of our total 2005 revenues. If these or any of our other major products were to become subject to a problem such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from existing competitive products, or if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines recently have expired or will expire this year or next year, and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products, including Lyrica, Exubera, Sutent and the product candidate Champix.

Uncertainty Relating to COX-2 Medicines

     Our goal is to make Celebrex available to increased numbers of patients. However, our ability to increase Celebrex sales may be limited significantly by the uncertainty concerning COX-2 medicines related to the regulatory actions involving those medicines that were taken last year.

Research and Development Investment

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

Development, Regulatory Approval and Marketing of Products

     Risks and uncertainties particularly apply with respect to product-related, forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products. There also are many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related, forward-looking statements.

Research Studies

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

Interest Rate and Foreign Exchange Risk

     48% of our 2005 revenues were derived from international operations, including 18% from countries in the euro zone and 7% from Japan. These international-based revenues as well as our substantial international assets expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management in our 2005 Financial Report. For additional details, see Note 9-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities, in our 2005

Financial Report. Those sections of our 2005 Financial Report are incorporated by reference.

     Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

Risks Affecting International Operations

     Our international operations also could be affected by changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products, as well as by unstable governments and legal systems and inter-governmental disputes. Any of these changes could adversely affect our business.

Product Manufacturing and Marketing Risks

     Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to increase production capacity commensurate with demand, or the failure to predict market demand for, or to gain market acceptance of, approved products, could affect future results.

Cost and Expense Control/Unusual Events

     Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, the impact of the possible sale or spin-off of our Consumer Healthcare business and our ability to realize the projected benefits of our Adapting to Scale multi-year productivity initiative.

Changes in Laws and Accounting Standards

     Our future results could be adversely affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations), competition laws and environmental laws in the U.S. and other countries.

Terrorist Activity

     Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of future terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

Legal Proceedings

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters and the headquarters of our Human Health and Animal Health businesses are located at our world headquarters, which includes several owned and leased buildings in New York City.

     For our Human Health business, we own and lease space around the world for sales and marketing, administrative support and customer service functions.

     Our Global Research and Development division is headquartered in owned facilities in New London, Connecticut. We have major pharmaceutical research and development operations in owned facilities in Ann Arbor, Kalamazoo and Portage, Michigan; Cambridge, Massachusetts; La Jolla, California; Groton, Connecticut; St. Louis, Missouri; Sandwich, England, U.K.; Amboise, France; and Nagoya, Japan. More efficient use of our R&D facilities is a component of Pfizer’s Adapting to Scale initiative.

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

     Our Global Manufacturing division is headquartered in New York, N.Y. and in Peapack, N.J. and operates plants in 81 locations around the world that manufacture products for our Human Health, Consumer Healthcare and Animal Health businesses. Major facilities are located in Belgium, Brazil, China, France, Germany, Ireland, Italy, Japan, Mexico, Puerto Rico, Singapore, Sweden, the United Kingdom and the United States. The Global Manufacturing division also operates numerous distribution facilities in major markets around the world. As part of Pfizer’s Adapting to Scale productivity initiative, fifteen of the manufacturing facilities are scheduled to be closed in the next three years as Global Manufacturing continues to optimize its plant network. Studies are underway to further consolidate the distribution network.

     In general, our properties are well maintained, adequate and suitable to their purposes. Note 11 to our consolidated financial statements, Property, Plant and Equipment, in our 2005 Financial Report, which discloses amounts invested in land, buildings and equipment, is incorporated by reference. See also the discussion under Note 16 to our consolidated financial statements, Lease Commitments, in our 2005 Financial Report, which also is incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

     Certain legal proceedings in which we are involved are discussed in Note 18 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2005 Financial Report, which is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2006 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Committee.

Name	Age	Position
Karen L. Katen	57	Vice Chairman; President – Human Health
Jeffrey B. Kindler	50	Vice Chairman and General Counsel
Henry A. McKinnell	63	Chairman of the Board and Chief Executive Officer
David L. Shedlarz	57	Vice Chairman

     Information concerning Ms. Katen, Mr. Kindler, Dr. McKinnell and Mr. Shedlarz is incorporated by reference from the discussion under the headings Nominees For Directors and Named Executive Officers Who Are Not Directors in our 2006 Proxy Statement.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal market for our Common Stock is the New York Stock Exchange. Our stock is also listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2005 Financial Report.

This table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2005:

Issuer Purchases of Equity Securities(a)

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased(b)	Paid per Share(b)	Announced Plan(a)	Under the Plan(a)

October 3, 2005
through
October 31, 2005	1,987,413	$21.20	1,981,700	$4,847,380,777

November 1, 2005
through
November 30, 2005	9,599,067	$21.77	9,585,228	$4,638,739,412

December 1, 2005
through
December 31, 2005	6,227,826	$21.52	6,134,300	$4,506,758,855

Total	17,814,306	$21.62	17,701,228

(a)	On June 23, 2005, Pfizer announced that the Board of Directors had authorized a $5 billion share- purchase plan (the “2005 Stock Purchase Plan”).

(b)	In addition to purchases under the 2005 Stock Purchase Plan, this column reflects the following transactions during the fiscal fourth quarter of 2005: (i) the deemed surrender to Pfizer of 22,708 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 68,590 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 21,780 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from the Financial Summary in our 2005 Financial Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the Financial Review section of our 2005 Financial Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2005 Financial Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Report of

Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2005 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2005 Financial Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

     As of the end of the period covered by this 2005 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our 2005 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

Changes in Internal Controls

     During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our 2006 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section16(a) Beneficial Ownership Reporting Compliance in our 2006 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Experts in our 2006 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct in our 2006 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2005 Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information about Director and executive compensation is incorporated by reference from the discussion under the headings 2005 Compensation of Non-Employee Directors, Compensation Committee Report and Executive Compensation, Pfizer Inc. Retirement Annuity Plan, Pension Plan Table, and Employment Agreement for Chief Executive Officer and Severance Agreements in our 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership of Officers and Directors and Equity Compensation Plan Information in our 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Party Transactions in our 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about the fees for professional services rendered by our independent auditors in 2005 and 2004 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our 2006 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2 of our 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2005 Financial Report are incorporated by reference into Item 8 of Part II of this 2005 Form 10-K:

  Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

  Consolidated Statements of Income

  Consolidated Balance Sheets

  Consolidated Statements of Shareholders’ Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

  Quarterly Consolidated Financial Data (Unaudited)

     15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

     15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Margaret M. Foran, Senior Vice President-Corporate Governance, Associate General Counsel and Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2005 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(24) are management contracts or compensatory plans or arrangements.

2	Agreement and Plan of Merger dated as of July 13, 2002 among Pfizer Inc., Pilsner Acquisition
Sub Corp. and Pharmacia Corporation is incorporated by reference from Amendment No. 2 to our
Registration Statement on Form S-4 as filed with the SEC on October 17, 2002.[1]

3(1)	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004.

3(2)	Our By-laws as amended February 24, 2005, are incorporated by reference from our 2004 10-K report.

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001.

4(2)	Except as set forth in Exhibit 4(1) above, the instruments defining the rights of holders of long-
term debt securities of the Company and its subsidiaries have been omitted.[2]

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001
Annual Meeting of Shareholders.

1 We agree to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.

2 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(2)	Pfizer Inc. 2004 Stock Plan is incorporated by reference from our Proxy Statement for the 2004
Annual Meeting of Shareholders.

10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(4)	Form of Restricted Stock Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(5)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our
10-Q report for the period ended September 26, 2004.

10(6)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our
1999 10-K report.

10(7)	Pfizer Retirement Annuity Plan, as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.

10(8)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(9)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of
February 1, 2002, is incorporated by reference from our 2002 10-K report.

10(10)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the
1997 Annual Meeting of Shareholders.

10(11)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.

10(12)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy
Statement for the 2001 Annual Meeting of Shareholders.

10(13)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(14)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(15)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(16)	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

*10(17)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended effective March 1, 2006.

10(18)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-
K report.

10(19)	The form of change-of-control/severance agreement with each of the Named Executive Officers identified in our 2006 Proxy Statement is incorporated by reference from our 1994 10-K report.

*10(20)	The form of Amendment, dated as of February 23, 2006, to change of control/severance agreements with each of the Named Executive Officers identified in our 2006 Proxy Statement.

10(21)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(22)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2006 Proxy Statement is incorporated by reference from our 1997 10-K report.

10(23)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C.
Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(24)	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2001.

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2005 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 28, 2006	By:	/s/ Margaret M. Foran

Margaret M. Foran,
Senior Vice President-Corporate
Governance, Associate General Counsel
and Corporate Secretary

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

Signature	Title	Date

/s/ Henry A. McKinnell	Chairman of the Board and	February 28, 2006
Henry A. McKinnell	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alan G. Levin	Senior Vice President and	February 28, 2006
Alan G. Levin	Chief Financial Officer
(Principal Financial Officer)

/s/ Loretta V. Cangialosi	Vice President - Controller	February 28, 2006
Loretta V. Cangialosi	(Principal Accounting Officer)

/s/ Michael S. Brown	Director	February 28, 2006
Michael S. Brown

/s/ M. Anthony Burns	Director	February 28, 2006
M. Anthony Burns

/s/ Robert N. Burt	Director	February 28, 2006
Robert N. Burt

/s/ W. Don Cornwell	Director	February 28, 2006
W. Don Cornwell

/s/ William H. Gray III	Director	February 28, 2006
William H. Gray III

/s/ Constance J. Horner	Director	February 28, 2006
Constance J. Horner

/s/ William R. Howell	Director	February 28, 2006
William R. Howell

/s/ Stanley O. Ikenberry	Director	February 28, 2006
Stanley O. Ikenberry

/s/ George A. Lorch	Director	February 28, 2006
George A. Lorch

/s/ Dana G. Mead	Director	February 28, 2006
Dana G. Mead

/s/ Ruth J. Simmons	Director	February 28, 2006
Ruth J. Simmons

/s/ William C. Steere, Jr.	Director	February 28, 2006
William C. Steere, Jr.