Form 10-Q
period 2006-04-02
PFIZER INC
filed 2006-05-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

YES    X             NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  X                     Accelerated Filer                     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                    NO     X

At May 2, 2006, 7,327,389,419 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
April 2, 2006

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements:

Condensed Consolidated Statements of Income for the three months ended April 2, 2006 and April 3, 2005	3

Condensed Consolidated Balance Sheets at April 2, 2006 and December 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2006 and April 3, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	20

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.
Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	47

Item 1A.
Risk Factors	48

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.
Defaults Upon Senior Securities	48

Item 4.
Submission of Matters to a Vote of Security Holders	48

Item 5
Other Information	50

Item 6.
Exhibits	50

Signature	51

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(millions of dollars, except per common share data)	April 2, 2006	April 3, 2005

Revenues	$12,660	$13,091

Costs and expenses:
Cost of sales(a)	1,973	2,191
Selling, informational and administrative expenses(a)	3,810	4,085
Research and development expenses(a)	1,588	1,764
Amortization of intangible assets	828	882
Merger-related in-process research and development charges	--	2
Restructuring charges and merger-related costs	306	219
Other (income)/deductions - net	(272)	1,038

Income from continuing operations before provision for taxes on income and minority interests	4,427	2,910

Provision for taxes on income	315	2,635

Minority interests	4	3

Income from continuing operations	4,108	272

Discontinued operations:
Loss from discontinued operations - net of tax	--	(12)
Gains on sales of discontinued operations - net of tax	3	41

Discontinued operations - net of tax	3	29

Net income	$4,111	$301

Earnings per common share - basic:
Income from continuing operations	$0.56	$0.04
Discontinued operations - net of tax	--	--
Net income	$0.56	$0.04

Earnings per common share - diluted:
Income from continuing operations	$0.56	$0.04
Discontinued operations - net of tax	--	--
Net income	$0.56	$0.04

Weighted-average shares used to calculate earnings per common share:
Basic	7,314	7,416

Diluted	7,324	7,474

Cash dividends paid per common share	$0.24	$0.19

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 11B, Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	April 2, 2006*	Dec. 31, 2005**
ASSETS
Current Assets
Cash and cash equivalents	$2,869	$2,247
Short-term investments	12,633	19,979
Accounts receivable, less allowance for doubtful accounts	10,352	9,765
Short-term loans	445	510
Inventories	6,663	6,039
Prepaid expenses and taxes	4,302	3,196
Assets held for sale	151	160
Total current assets	37,415	41,896
Long-term investments and loans	2,543	2,497
Property, plant and equipment, less accumulated depreciation	17,103	17,090
Goodwill	23,741	23,774
Identifiable intangible assets, less accumulated amortization	28,073	27,786
Other assets, deferred taxes and deferred charges	4,084	4,522
Total assets	$112,959	$117,565

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt	$5,059	$11,589
Accounts payable	1,892	2,226
Dividends payable	5	1,772
Income taxes payable	3,495	3,617
Accrued compensation and related items	1,504	1,675
Other current liabilities	7,717	7,522
Liabilities held for sale	2	2
Total current liabilities	19,674	28,403

Long-term debt	6,508	6,347
Pension benefit obligations	2,665	2,717
Postretirement benefit obligations	1,448	1,443
Deferred taxes	10,337	10,240
Other noncurrent liabilities	2,718	2,651
Total liabilities	43,350	51,801

Shareholders' Equity
Preferred stock	159	169
Common stock	439	439
Additional paid-in capital	67,931	67,759
Employee benefit trust, at fair value	(729)	(923)
Treasury stock	(40,757)	(39,767)
Retained earnings	41,715	37,608
Accumulated other comprehensive income	851	479

Total shareholders' equity	69,609	65,764
Total liabilities and shareholders' equity	$112,959	$117,565

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 2, 2006	April 3, 2005

Operating Activities:
Net income	$4,111	$301
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	1,351	1,366
Share-based compensation expense	172	22
Merger-related in-process research and development charges	--	2
Intangible asset impairments and other associated non-cash charges	--	1,213
Gains on disposal of investments, products and product lines	(76)	(4)
Loss from discontinued operations	--	18
Gains on sales of discontinued operations	(5)	(65)
Deferred taxes from continuing operations	(714)	483
Other deferred taxes	--	(4)
Other non-cash adjustments	25	98
Changes in assets and liabilities (net of businesses acquired and divested)	(903)	(237)

Net cash provided by continuing operating activities	3,961	3,193

Investing Activities:
Purchases of property, plant and equipment	(418)	(465)
Purchases of short-term investments	(2,735)	(4,891)
Proceeds from redemptions of short-term investments	10,438	2,531
Purchases of long-term investments	(216)	(494)
Proceeds from sales of long-term investments	4	437
Purchases of other assets	(35)	(70)
Proceeds from sales of other assets	3	5
Proceeds from the sales of businesses, product lines and other products	7	93
Acquisitions, net of cash acquired	(1,440)	--
Other investing activities	(177)	149

Net cash provided by/(used in) investing activities	5,431	(2,705)

Financing Activities:
Increase in short-term borrowings, net	826	1,591
Principal payments on short-term borrowings	(8,056)	(205)
Proceeds from issuances of long-term debt	1,035	1
Principal payments on long-term debt	(1)	(1)
Purchases of common stock	(1,000)	(919)
Cash dividends paid	(1,743)	(1,400)
Stock option transactions and other	173	115

Net cash used in financing activities	(8,766)	(818)
Effect of exchange-rate changes on cash and cash equivalents	(4)	(2)
Net increase/(decrease) in cash and cash equivalents	622	(332)
Cash and cash equivalents at beginning of period	2,247	1,808

Cash and cash equivalents at end of period	$2,869	$1,476

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$640	$557
Interest	213	141

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 26, 2006 and February 27, 2005.

We made certain reclassifications to the 2005 condensed consolidated financial statements to conform to the 2006 presentation.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2.  Acquisitions and Dispositions

A.  Acquisitions

On February 28, 2006, we completed the acquisition of the sanofi-aventis world-wide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). In connection with the acquisition, as part of our preliminary purchase price allocation, we recorded an intangible asset for developed technology rights of approximately $1.0 billion, inventory valued at $218 million and goodwill of approximately $166 million, all of which have been allocated to our Human Health segment. The amortization of the developed technology rights will be primarily included in Cost of Sales. Given the size and complexity of the acquisition, the fair valuation and allocation work is still being finalized and is expected to be substantially complete in the second quarter. To the extent that our estimates need to be adjusted, we will do so.

Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

B.  Dispositions

We evaluate our businesses and product lines periodically for strategic fit within our operations. As a result of our evaluation, we decided to sell a number of businesses and product lines, certain of which qualified for Discontinued operations treatment. As of December 31, 2005, all of the transactions were completed. The impact of these divested businesses and product lines was not material to the consolidated operating results of Pfizer in the periods presented.

Assets held for sale and Liabilities held for sale on the balance sheet at April 2, 2006 and December 31, 2005, relate primarily to assets in Europe that we intend to sell but that are not related to Discontinued operations.

Note 3. Adoption of New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin (SAB) No. 107, issued in March 2005. (SFAS 123R replaced SFAS 123, Stock-Based Compensation, issued in 1995.) We have elected the modified prospective application transition method of adoption and, as such, prior period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS 123, must also be recognized in the consolidated statement of income.

Prior to January 1, 2006, we accounted for stock options under Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, an elective accounting policy permitted by SFAS 123. Under this standard, since the exercise price of our stock options granted is set equal to the market price on the date of the grant, we did not record any expense to the condensed consolidated statement of income related to stock options, unless certain original grant date terms were subsequently modified. However, as required, we disclosed, in the Notes to Consolidated Financial Statements, the pro forma expense impact of the stock option grants as if we had applied the fair-value-based recognition provisions of SFAS 123.

The adoption of SFAS 123R primarily impacted our accounting for stock options (See Note 13, Share-Based Payments).

Note 4. Asset Impairment Charge

In the first quarter of 2005, we recorded charges totaling $1.2 billion ($766 million, net of tax) in connection with the decision to suspend sales and marketing of Bextra. The pre-tax charge included $1.1 billion related to the impairment of developed technology rights and $10 million related to the write-off of machinery and equipment, both of which were included in Other (income)/deductions - net (See Note 11, Goodwill and Other Intangible Assets).

Note 5.  Adapting to Scale Initiative

We incurred the following costs in connection with our Adapting to Scale (AtS) productivity initiative, which was launched in early 2005:

	First Quarter
(millions of dollars)	2006	2005

Implementation costs(a)	$186	$--
Restructuring charges(b)	301	--
Total AtS costs	$487	$--

(a)	Included in Cost of sales ($124 million), Selling, informational and administrative expenses ($40 million), and Research and development expenses ($22 million).
(b)	Included in Restructuring charges and merger-related costs.

Through April 2, 2006, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our U.S. marketing and worldwide research and development operations, while the implementation costs primarily relate to system and process standardization, as well as the expansion of shared services.

The components of restructuring charges associated with AtS follow:

(millions of dollars)	Costs Incurred Through April 2, 2006	Utilization Through April 2, 2006	Accrual as of April 2, 2006	(a)

Employee termination costs	$478	$351	$127
Asset impairments	250	250	--
Other	23	7	16
	$751	$608	$143

(a)	Included in Other current liabilities.

During the first quarter of 2006, we expensed $173 million for Employee termination costs, $119 million for Asset impairments and $9 million in Other. Through April 2, 2006, Employee termination costs represent the approved reduction of the workforce by 3,886 employees, mainly in manufacturing, sales and research. We notified affected individuals and 3,610 employees were terminated as of April 2, 2006. Employee termination costs are recorded as incurred and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write-off inventory and write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 6.  Merger-Related Costs

We incurred the following merger-related costs:

	First Quarter
(millions of dollars)	2006	2005

Integration costs	$2	$106
Restructuring charges	3	113
Total merger-related costs(a)	$5	$219

(a)	Included in Restructuring charges and merger-related costs. Amounts in 2005 primarily relate to our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003.

Restructuring charges included severance, costs of vacating duplicative facilities, contract termination and other exit costs.

Note 7.  Taxes on Income

A.  Taxes on Income

On January 23, 2006, the Internal Revenue Service (IRS) issued final regulations on Statutory Mergers and Consolidations, which impacted certain prior-period transactions. In the first quarter of 2006, we recorded a tax benefit of $217 million, reflecting the total impact of these regulations.

In the first quarter of 2005, we recorded an income tax charge of $2.2 billion, included in Provision for taxes on income, in connection with our decision to repatriate about $28.3 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (the Jobs Act). This first quarter impact was based on preliminary information available at the time. The final charge in 2005 was $1.7 billion on a repatriation amount of $37 billion. The change in the repatriation and corresponding tax amount was due primarily to guidance issued by the U.S. Treasury in the second quarter of 2005, as well as our decision to increase the amount of the repatriation.

B.  Tax Contingencies

On January 25, 2006, the Company was notified by the IRS Appeals Division that a resolution had been reached on the matter that we were in the process of appealing related to the tax deductibility of a breakup fee paid by Warner-Lambert Company in 2000. As a result, in the first quarter of 2006 we recorded a tax benefit of approximately $441 million related to the resolution of this issue.

The IRS is currently conducting audits of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005 and 2006 tax years are also currently under audit under the IRS Compliance Assurance Process, a recently introduced real time audit process.

With respect to Pharmacia Corporation, the IRS has completed audits of the tax returns for the years 2000 through 2002 and is currently conducting an audit for the 2003 tax year through the date of the merger with Pfizer (April 16, 2003).

We periodically reassess the likelihood of assessments resulting from audits of federal, state and foreign income tax filings. We believe that our accruals for tax liabilities are adequate for all open years.

Note 8.  Comprehensive Income/(Expense)

The components of comprehensive income/(expense) follow:

	First Quarter
(millions of dollars)	2006	2005

Net income	$4,111	$301
Other comprehensive income/(expense):
Currency translation adjustment and other	310	(277)
Net unrealized gains/(losses) on derivative financial instruments	71	(19)
Net unrealized gains/(losses) on available-for-sale securities	3	(71)
Minimum pension liability	(12)	(2)
Total other comprehensive income/(expense)	372	(369)
Total comprehensive income/(expense)	$4,483	$(68)

Note 9.  Financial Instruments

A.  Long-Term Debt

On February 22, 2006, we issued the following Japanese yen fixed-rate bonds, to be used for general corporate purposes:

•	$508 million equivalent, senior unsecured notes, due February 2011, which pay interest semi-annually, beginning on August 22, 2006, at a rate of 1.2%; and

•	$466 million equivalent, senior unsecured notes, due February 2016, which pay interest semi-annually, beginning on August 22, 2006, at a rate of 1.8%.

The notes were issued under a $5 billion debt shelf registration filed with the SEC in November 2002. As of April 2, 2006, we had the ability to borrow $1 billion by issuing debt securities under our existing debt shelf registration statement filed with the SEC in November 2002.

B.  Derivative Financial Instruments and Hedging Activities

During the first quarter of 2006, we entered into the following incremental hedging activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged Item	Notional Amount as of April 2, 2006 (millions of dollars)	Maturity Date

LT yen debt	LTD		NI		Yen net investments	$510	2011
LT yen debt	LTD		NI		Yen net investments	467	2016

(a)	LT yen debt = Long-term yen debt
(b)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge foreign exchange risk. LTD = Long-term debt

(c)	NI = Net investment hedge

These foreign exchange debt instruments serve to protect net investments against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions.

There was no material ineffectiveness in any hedging relationship reported in earnings in the first quarter of 2006.

Note 10.  Inventories

The components of inventories follow:

(millions of dollars)	April 2, 2006	Dec. 31, 2005

Finished goods	$2,559	$2,303
Work-in-process	2,905	2,379
Raw materials and supplies	1,199	1,357
Total inventories(a)	$6,663	$6,039

(a)	Increase primarily due to the acquisition of sanofi-aventis' Exubera inventory, the build-up of inventory in advance of product launches and the impact of foreign exchange.

Note 11.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the first quarter of 2006 follow:

(millions of dollars)	Human Health	Consumer Healthcare	Animal Health	Other	Total

Balance, December 31, 2005	$20,919	$2,789	$56	$10	$23,774
Additions(a)	166	--	--	--	166
Other(b)	(204)	5	--	--	(199)
Balance, April 2, 2006	$20,881	$2,794	$56	$10	$23,741

(a)	Primarily related to Exubera.
(b)	Includes a reduction to goodwill related to the resolution of certain tax positions, partially offset by the impact of foreign exchange.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Human Health segment, follow:

	April 2, 2006		Dec. 31, 2005
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed technology rights	$31,848	$ (9,662)	$30,781	$(8,819)
Brands	1,024	(72)	1,022	(60)
License agreements	164	(34)	160	(30)
Trademarks	152	(91)	152	(91)
Other(a)	504	(228)	452	(207)
Total amortized finite-lived intangible assets	33,692	(10,087)	32,567	(9,207)
Indefinite-lived intangible assets:
Brands	3,871	--	3,864	--
License agreements	302	--	296	--
Trademarks	227	--	227	--
Other(b)	68	--	39	--
Total indefinite-lived intangible assets	4,468	--	4,426	--
Total identifiable intangible assets	$38,160	$(10,087)	$36,993	$(9,207)

Total identifiable intangible assets, less accumulated amortization	$28,073	$27,786

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

In the first quarter of 2006, we acquired the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera. In connection with the acquisition, we recorded an intangible asset for developed technology rights of approximately $1.0 billion. The amortization of these developed technology rights will primarily be included in Cost of Sales.

In the first quarter of 2005, we recorded an impairment charge of $1.1 billion in Other (income)/deductions- net related to the developed technology rights for Bextra, a selective COX-2 inhibitor (included in our Human Health segment) in connection with the decision to suspend sales and marketing of Bextra. In addition, in connection with the suspension, we recorded $10 million related to the write-off of machinery and equipment included in Other (income)/deductions - net; $56 million in write-offs of inventory and exit costs, included in Cost of sales; $2 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $71 million for an estimate of customer returns, primarily included against Revenues.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute our products are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $855 million for the first quarter of 2006 and $901 million for the first quarter of 2005.

The annual amortization expense expected for the fiscal years 2006 through 2011 is $3.4 billion in 2006; $3.3 billion in 2007; $2.7 billion in 2008; and $2.4 billion in 2009, 2010 and 2011.

Note 12.  Benefit Plans

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans for the first quarter of 2006 and 2005 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$94	$79	$11	$9	$74	$77	$12	$9
Interest cost	112	104	15	15	74	80	32	28
Expected return on plan assets	(161)	(148)	--	--	(77)	(81)	(8)	(6)
Amortization of:
Prior service costs/(credits)	2	4	--	--	--	(1)	--	1
Actuarial losses	31	26	11	10	26	25	9	5
Curtailments and settlements - net	4	--	(1)	--	2	--	3	--
Special termination benefits	6	--	--	--	4	7	3	--
Net periodic benefit costs	$88	$65	$36	$34	$103	$107	$51	$37

For the first quarter of 2006, we contributed from the Company's general assets, $91 million to our international pension plans, $40 million to our U.S. supplemental (non-qualified) pension plans and $48 million to our postretirement plans. The Company made no contributions to our U.S. qualified pension plans during the first quarter of 2006. As of April 2, 2006, we expect to contribute, from the Company's general assets during 2006, a total (inclusive of amounts contributed during the first quarter of 2006) of $3 million to our U.S. qualified pension plans, $343 million to our international pension plans, $115 million to our U.S. supplemental (non-qualified) pension plans and $159 million to our postretirement plans. The contributions from the Company's general assets include direct employer benefit payments.

Note 13.  Share-Based Payments

Our compensation programs can include share-based payments. In 2006 and 2005, the primary share-based awards and their general terms and conditions are as follows:

•

Stock options, which entitle the holder to purchase, at the end of a vesting term, a specified number of shares of Pfizer common stock at a price per share set equal to the market price of Pfizer common stock on the date of grant.

•

Restricted stock units (RSUs), which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Pfizer common stock, including shares resulting from dividend equivalents paid on such RSUs.

•

Performance share awards (PSAs) and performance-contingent share awards (PCSAs), which entitle the holder to receive, at the end of a vesting term, a number of shares of Pfizer common stock, within a range of shares from zero to a specified maximum, calculated using a non-discretionary formula, which measures Pfizer's performance relative to an industry peer group.

•

Restricted stock grants, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Pfizer common stock, and which also entitle the holder to receive dividends paid on such grants.

The Company's shareholders approved the Pfizer Inc. 2004 Stock Plan (the 2004 Plan) at the Annual Meeting of Shareholders held on April 22, 2004 and, effective upon that approval, new stock option and other share-based awards may be granted only under the 2004 Plan. The 2004 Plan allows a maximum of 3 million shares to be awarded to any employee per year and 475 million shares in total. Whole share awards count as three shares and stock options count as one share under the 2004 Plan toward the maximums.

In the past, we had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on April 22, 2004 continue in accordance with the terms of the respective plans.

As of April 2, 2006, 294 million shares were available for award, which include 17 million shares available for award under the legacy Pharmacia Long-Term Incentive Plan, which reflects award cancellations returned to the pool of available shares for legacy Pharmacia commitments.

Although not required to do so, historically, we have used authorized and unissued shares and shares held in our Employee Benefit Trust to satisfy our obligations under these programs.

A.  Impact on Net Income

Our net income for the first quarter of 2006 and 2005 includes $172 million and $22 million of total compensation cost for share-based payment arrangements ($124 million and $15 million, net of tax). Amounts capitalized as part of inventory cost were not significant. In the first quarter of 2006, the impact of modifications under the AtS productivity initiative to share-based awards was not significant and, in 2005, the impact of modifications under the Pharmacia restructuring program was not significant. Generally, these modifications resulted in an acceleration of vesting either in accordance with plan terms or at management's discretion.

B.  Stock Options

Stock options, which entitle the holder to purchase, at the end of a vesting term, a specified number of shares of Pfizer common stock at a price per share set equal to the market price of Pfizer common stock on the date of grant, are accounted for at fair value at the date of grant in the income statement beginning in 2006. These fair values are generally amortized on an even basis over the vesting term into Cost of sales, Selling, informational and administrative expense and Research and development expenses, as appropriate.

In 2005 and earlier years, stock options were accounted for under APB No. 25 using the intrinsic value method in the income statement and fair value information was disclosed. In these disclosures of fair value, we allocated stock option compensation expense based on the nominal vesting period, rather than the expected time to achieve retirement eligibility. In 2006, we changed our method of allocation and we allocate stock option compensation expense based on the substantive vesting period for all new awards, while continuing to allocate outstanding nonvested awards not yet recognized as of December 31, 2005 under the nominal vesting period method. Specifically, under this prospective change in accounting policy, compensation expense related to stock options granted prior to 2006 that are subject to accelerated vesting upon retirement eligibility is being recognized over the vesting term of the grant, even though the service period after retirement eligibility is not considered to be a substantive vesting requirement. The impact of this change was not significant.

All employees may receive stock option grants. In virtually all instances, stock options vest after three years of continuous service from the grant date and have a contractual term of ten years; for certain members of management, vesting may occur ratably over an extended period of up to five years. In all cases, even for stock options that are subject to accelerated vesting upon voluntary retirement, stock options must be held for at least one year from grant date before any vesting may occur.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values, as follows:

	First Quarter
	2006	2005

Expected dividend yield (a)	3.66%	2.90%
Risk-free interest rate (b)	4.59%	3.96%
Expected stock price volatility (c)	24.50%	21.93%
Expected term until exercise (d) (years)	6.00	5.75

(a)	Determined using a constant dividend yield during the expected term of the option.
(b)	Determined using the extrapolated yield on U.S. Treasury zero-coupon issues.
(c)	Determined using implied volatility, after consideration of historical volatility.
(d)	Determined using historical exercise and post-vesting termination patterns.

In the first quarter of 2006, we changed our method of estimating expected stock price volatility to reflect market-based inputs under emerging stock option valuation considerations. We use the implied volatility in a long-term traded option, after consideration of historical volatility. In the first quarter of 2005, we used an average term structure of volatility quoted to us by financial institutions, after consideration of historical volatility.

The following table summarizes stock option activity during the first quarter of 2006:

	Shares (thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding, January 1, 2006	627,404	$33.51
Granted	68,539	26.20
Exercised	(10,246)	15.42
Forfeited	(2,489)	31.58
Cancelled	(6,890)	35.78
Outstanding, April 2, 2006	676,318	33.03	5.7	$427
Vested and expected to vest(a), April 2, 2006	666,752	33.06	5.6	427
Exercisable, April 2, 2006	459,142	34.12	4.3	427

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The weighted-average grant date fair value per stock option in the first quarter of 2006 and 2005 was $5.42 and $5.15. The aggregate intrinsic value of stock options exercised in the first quarter of 2006 and 2005 was $105 million and $86 million. Cash received from the exercise of stock options in the first quarter of 2006 and 2005 was $159 million and $102 million, and the related tax benefits realized were $33 million and $23 million. As of April 2, 2006, the total compensation cost related to nonvested stock option awards not yet recognized was $680 million, pre-tax, and the weighted-average period over which the cost is expected to be recognized is 1.7 years.

C.  Restricted Stock Units

RSUs, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Pfizer common stock, including shares resulting from dividend equivalents paid on such RSUs, are accounted for at fair value at the date of grant. Most RSUs vest in substantially equal portions each year over five years; the fair value related to each year's portion is then amortized evenly into Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate.

All employees may receive RSU grants. In most instances, as per above, RSUs vest over five years of continuous service from the grant date and have a contractual term of five years; for certain members of senior and key management, vesting may occur after three years of continuous service.

The fair value of each RSU grant is estimated on the grant date using the average price of Pfizer common stock on the date of grant.

The following table summarizes RSU activity during the first quarter of 2006:

(thousands of shares)	Shares	Weighted-Average Grant Date Fair Value Per Share

Nonvested, January 1, 2006	12,803	$26.89
Granted	12,635	26.15
Vested	(3,268)	27.28
Reinvested dividend equivalents	104	25.77
Forfeited	(337)	26.32
Nonvested, April 2, 2006	21,937	26.38

The weighted-average grant date fair value per RSU in the first quarter of 2005 was $26.21. The total fair value of shares vested during the first quarter of 2006 was $89 million. Generally, a major RSU program was initiated in 2005 and, therefore, no significant shares vested in the first quarter of 2005. As of April 2, 2006, the total compensation cost related to nonvested RSU awards not yet recognized was $458 million, pre-tax, and the weighted-average period over which the cost is expected to be recognized is 4.5 years.

D.  Performance Share Awards (PSAs) and Performance-Contingent Share Awards (PCSAs)

PSAs in 2006 and PCSAs prior to 2006 entitle the holder to receive, at the end of a vesting term, a number of shares of Pfizer common stock, within a specified range of shares, calculated using a non-discretionary formula, which measures Pfizer's performance relative to an industry peer group. PSAs are accounted for at fair value at the date of grant in the income statement beginning with grants in 2006. Further, PSAs are generally amortized on an even basis over the vesting term into Cost of sales, Selling, informational and administrative expense and Research and development expenses, as appropriate. For grants in 2005 and earlier years, PCSA grants are accounted for using the intrinsic value method in the income statement.

Senior and other key members of management may receive PSA and PCSA grants. In most instances, PSA grants vest after three years and PCSA grants vest after five years of continuous service from the grant date. In certain instances, PCSA grants vest over two to four years of continuous service from the grant date. The vesting terms are equal to the contractual terms.

The 2004 Plan limitations on the maximum amount of share-based awards apply to all awards including PCSA and PSA grants. In 2001, our shareholders approved the 2001 Performance-Contingent Share Award Plan (the 2001 Plan), allowing a maximum of 12.5 million shares to be awarded to all participants. This maximum was applied to awards for performance periods beginning after January 1, 2002 through 2004. The 2004 Plan is the only plan under which share-based awards may be granted in the future.

PSA grants made in 2006 will vest and be paid based on a non-discretionary formula, which measures our performance using relative total shareholder return over a performance period relative to an industry peer group. If our minimum performance in the measure is below the threshold level relative to the peer group, then no shares will be paid. PCSA grants made prior to 2006 will vest and be paid based on a non-discretionary formula, which measures our performance using relative total shareholder return and relative change in diluted earnings per common share (EPS) over a performance period relative to an industry peer group. If our minimum performance in the measures is below the threshold level relative to the peer group, then no shares will be paid.

As of January 1, 2006, we measure PSA grants at fair value using the average price of Pfizer common stock on the date of grant times the target number of shares. The target number of shares is determined by reference to the fair value of share-based awards to similar employees in the industry peer group. We measure PCSA grants at intrinsic value whereby the probable award was allocated over the term of the award, then the resultant shares were adjusted to fair value of our common stock at each accounting period until date of payment.

The following table summarizes PSA and PCSA activity during the first quarter of 2006, with the shares granted representing the maximum award that could be achieved:

(thousands of shares)	Shares	Weighted-Average Grant Date Value Per Share

Nonvested, January 1, 2006	13,366	$23.32
Granted	1,533	26.20
Vested	(1,583)	26.20
Forfeited(a)	(1,513)	26.20
Nonvested, April 2, 2006	11,803	25.09

(a)

Forfeited includes 345 thousand shares that were forfeited by retirees. At the discretion of the Compensation Committee, of the Company's Board of Directors, $9 million in cash was paid to such retirees, which amount was equivalent to the fair value of the forfeited shares pro rated for the portion of the performance period that was completed prior to retirement.

The weighted-average grant date intrinsic value per PCSA in the first quarter of 2005 was $26.15. The total intrinsic value of PCSA grants vested during the first quarter of 2006 and 2005 was $50 million and $56 million. As of April 2, 2006, the total compensation cost related to nonvested PSA grants not yet recognized was $18 million, pre-tax, and the weighted-average period over which the cost is expected to be recognized is 2.75 years.

We entered into forward-purchase contracts that partially offset the potential impact on net income of our obligation under the pre-2006 PCSAs. At settlement date we will, at the option of the counterparty to each of the contracts, either receive our own stock or settle the contracts for cash. Other contract terms are as follows:

	Per Share	Maximum Maturity (years)
(thousands of shares)	Purchase Price	April 2, 2006	Dec. 31, 2005

3,051	$33.85	0.6	--
3,051	33.84	--	0.4

The financial statements include the following items related to these contracts:

Prepaid expenses and taxes includes:

•	fair value of these contracts

Other (income)/deductions - net includes:

•	changes in the fair value of these contracts

E.  Restricted Stock

Restricted stock grants, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Pfizer common stock, and which also entitle the holder to receive dividends paid on such grants, are accounted for at fair value at the date of grant.

Senior and key members of management received restricted stock awards prior to 2005. In most instances, restricted stock grants vest after three years of continuous service from the grant date. The vesting terms are equal to the contractual terms.

These awards have not been significant.

F.  Transition Information

The following table shows the effect on results for the first quarter of 2005 as if we had applied the fair-value-based recognition provisions of SFAS 123R to measure stock-based compensation expense for the option grants:

(millions of dollars, except per common share data)	First Quarter 2005

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP(a)	$299
Compensation expense - net of tax(b)	(147)
Pro forma	$152
Basic earnings per common share:
As reported under GAAP(a)	$0.04
Compensation expense - net of tax(b)	(0.02)
Pro forma	$0.02
Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP(a)	$300
Compensation expense - net of tax(b)	(147)
Pro forma	$153
Diluted earnings per common share:
As reported under GAAP(a)	$0.04
Compensation expense - net of tax(b)	(0.02)
Pro forma	$0.02

(a)	Includes stock-based compensation expense, net of related tax effects, of $15 million.
(b)	Pro forma compensation expense related to stock options that are subject to accelerated vesting upon retirement is recognized over the period of employment up to the vesting date of the grant.

Note 14.  Earnings Per Common Share

Basic and diluted EPS were computed using the following common share data:

	First Quarter
(millions)	2006	2005

EPS Numerator - Basic:
Income from continuing operations	$4,108	$272
Less: Preferred stock dividends - net of tax	1	2
Income available to common shareholders from continuing operations	4,107	270
Discontinued operations - net of tax	3	29
Net income available to common shareholders	$4,110	$299

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	7,314	7,416

EPS Numerator - Diluted:
Income from continuing operations	$4,108	$272
Less: ESOP contribution - net of tax	1	1
Income available to common shareholders from continuing operations	4,107	271
Discontinued operations - net of tax	3	29
Net income available to common shareholders	$4,110	$300

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	7,314	7,416
Common share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	10	58
Weighted-average number of common shares outstanding and common share equivalents	7,324	7,474

Outstanding stock options, representing about 617 million shares and 579 million shares of common stock during the first quarter of 2006 and 2005, had exercise prices greater than the average market price of our common stock. These options were excluded from the computation of diluted EPS for these periods because their inclusion would have had an anti-dilutive effect.

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

Note 15.  Segment Information

We operate in the following business segments:

Human Health

•

The Human Health segment, which represents our pharmaceutical business, includes treatments for cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies. The Human Health segment also includes our contract manufacturing and bulk pharmaceutical chemicals business.

Consumer Healthcare

• The Consumer Healthcare segment includes self-medications for oral care, upper-respiratory health, tobacco dependence, gastrointestinal health, skin care, eye care and hair growth.

Animal Health

• The Animal Health segment includes prevention and treatments for diseases in livestock and companion animals.

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income, minority interests and certain costs, such as significant impacts of purchase accounting for acquisitions and merger-related costs and costs related to our AtS productivity initiative. This methodology is utilized by management to evaluate each business. Certain income/(expense) items that are excluded from the operating segments' profit/(loss) are considered corporate items and therefore are included in Corporate/Other.

Revenues and profit/(loss) by segment for the first quarter of 2006 and 2005, follow:

	First Quarter
(millions of dollars)	2006		2005

Revenues:
Human Health	$11,113		$11,517
Consumer Healthcare	900		945
Animal Health	511		496
Corporate/Other(a)	136		133
Total revenues	$12,660		$13,091

Segment profit/(loss) (b)
Human Health	$5,745		$5,378
Consumer Healthcare	146		159
Animal Health	99		81
Corporate/Other(a)	(1,563)	(c)	(2,708)	(d)
Total profit/(loss)	$4,427		$2,910

(a)

Corporate/Other includes the manufacturing of empty two-piece gelatin capsules. Corporate/Other also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based compensation expenses not allocated to the business segments, significant impacts of purchase accounting for acquisitions, certain milestone payments, merger-related costs, intangible asset impairments and costs related to our AtS productivity initiative.

(b)

Segment profit/(loss) equals income from continuing operations before provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, merger-related costs and costs related to our AtS productivity initiative, are included in Corporate/Other only. This methodology is utilized by management to evaluate each business.

(c)

For the first quarter of 2006, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $812 million, including incremental intangible asset amortization and other charges, (ii) merger-related costs of $5 million, (iii) restructuring charges and implementation costs associated with the AtS productivity initiative of $487 million, (iv) gain on disposals of investments of $51 million and (v) research and development milestone due to us from sanofi-aventis of approximately $118 million.

(d)

For the first quarter of 2005, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $857 million, including acquired in-process R&D charges, incremental intangible asset amortization and other charges, (ii) merger-related costs of $219 million and (iii) costs associated with the suspension of Bextra's sales and marketing of $1.2 billion.

Revenues for each group of similar products follow:

	Three Months Ended
(millions of dollars)	April 2, 2006	April 3, 2005	% Change

HUMAN HEALTH
Cardiovascular and metabolic diseases	$4,748	$4,726	--%
Central nervous system disorders	1,644	1,591	3
Arthritis and pain	640	637	--
Infectious and respiratory diseases	937	1,482	(37)
Urology	663	702	(6)
Oncology	470	479	(2)
Ophthalmology	337	333	1
Endocrine disorders	246	257	(4)
All other	1,104	1,068	3
Alliance revenue	324	242	34
Total Human Health	11,113	11,517	(4)
CONSUMER HEALTHCARE	900	945	(5)
ANIMAL HEALTH	511	496	3
OTHER	136	133	1
Total revenues	$12,660	$13,091	(3)

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of April 2, 2006, the related condensed consolidated statements of income for the three-month periods ended April 2, 2006 and April 3, 2005, and the related condensed consolidated statements of cash flows for the three-month periods ended April 2, 2006 and April 3, 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of December 31, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 8, 2006

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Consolidated Operating Results. This section, beginning on page 23, provides a general description of Pfizer's business; discusses significant acquisitions made by Pfizer during the first quarter of 2006; provides information about our operating environment; and summarizes our productivity initiative.

•	Revenues. This section, beginning on page 25, provides an analysis of our products and revenues for the first quarters of 2006 and 2005, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 34, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, beginning on page 36, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 36, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 40, provides an analysis of our balance sheets as of April 2, 2006 and December 31, 2005, and cash flows for the three months ended April 2, 2006 and April 3, 2005, as well as a discussion of our outstanding debt and commitments that existed as of April 2, 2006 and December 31, 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future commitments.

•	Outlook. This section, beginning on page 43, provides a discussion of our expectations for 2006.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 44 provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this report relating to the financial results, operations and business prospects of the Company. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statement of Income follow:

	First Quarter
(millions of dollars, except per common share data)	2006	2005	% Change

Revenues	$12,660	$13,091	(3)

Cost of sales	1,973	2,191	(10)
% of revenues	15.6%	16.7%

Selling, informational and administrative expenses	3,810	4,085	(7)
% of revenues	30.1%	31.2%

Research and development expenses	1,588	1,764	(10)
% of revenues	12.5%	13.5%

Amortization of intangible assets	828	882	(6)
% of revenues	6.5%	6.7%

Merger-related in-process research and development charges	--	2	*
% of revenues	--%	0.02%

Restructuring charges and merger-related costs	306	219	40
% of revenues	2.4%	1.7%

Other (income)/deductions - net	(272)	1,038	*

Income from continuing operations before provision for taxes on income and minority interests	4,427	2,910	52
% of revenues	35.0%	22.2%

Provision for taxes on income	315	2,635	(88)

Effective tax rate	7.1%	90.6%

Minority interests	4	3	16

Income from continuing operations	4,108	272	M+
% of revenues	32.5%	2.1%

Discontinued operations - net of tax	3	29	(90)

Net income	$4,111	$301	M+
% of revenues	32.5%	2.3%

Earnings per common share - Basic:
Income from continuing operations	$0.56	$0.04	M+
Discontinued operations - net of tax	--	--	*
Net income	$0.56	$0.04	M+

Earnings per common share - Diluted:
Income from continuing operations	$0.56	$0.04	M+
Discontinued operations - net of tax	--	--	*
Net income	$0.56	$0.04	M+

Cash dividends paid per common - share	$0.24	$0.19

* Calculation not meaningful
M+ Change greater than one thousand percent.

OVERVIEW OF OUR CONSOLIDATED OPERATING RESULTS

Our Business

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals, as well as many of the world's best known consumer healthcare products. Our longstanding value proposition has been to prove that our medicines cure or treat disease, including symptoms and suffering, and this remains our core mission. We have expanded our value proposition to also show that not only can our medicines cure or treat disease, but that they can also markedly improve health systems by reducing overall healthcare costs, improving societies' economic well-being and increasing effective prevention and treatment of disease. We generate revenue through the sale of our products, as well as through alliance agreements by co-promoting products discovered by other companies.

Acquisitions

On February 28, 2006, we completed the acquisition of the sanofi-aventis world-wide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). In connection with the acquisition, as part of our preliminary purchase price allocation, we recorded an intangible asset for developed technology rights of approximately $1.0 billion, inventory valued at $218 million and goodwill of approximately $166 million, all of which have been allocated to our Human Health segment. The amortization of the developed technology rights will be primarily included in Cost of Sales. Given the size and complexity of the acquisition, the fair valuation and allocation work is still being finalized and is expected to be substantially complete in the second quarter. To the extent that our estimates need to be adjusted, we will do so.

Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

In April 2006, we entered into an agreement to acquire Rinat Neurosciences Corp., which is developing therapeutic proteins for the treatment of central-nervous-system disorders, including an approach to alter the progression of Alzheimer's disease. In addition, in April 2006, we reached an agreement with Schwarz Pharma AG to acquire exclusive worldwide rights to fesoterodine, a new drug candidate for treatment of overactive bladder.

Our Operating Environment

We are navigating a period of significant change for the Company. Aggressive cost-cutting efforts, coupled with investments in business development and significantly improved research and development (R&D) productivity, are preparing us to transition to the next-generation Pfizer. Our strategy of driving growth in our in-line medicines and investing in promising new medicines is the essence of the new Pfizer.

We continue to face a challenging and dynamically changing environment in our pharmaceutical business, including the loss of exclusivity of major products, uncertainty concerning selective COX-2 inhibitor products, increasing regulatory scrutiny of drug safety, the adoption of new direct-to-consumer advertising guidelines and lower prescription growth rates and increased competition in certain therapeutic areas.

Our performance in 2006 has been, and will continue to be, impacted by loss of U.S. exclusivity of Neurontin, Diflucan and Accupril/Accuretic in 2004 and Zithromax in November 2005. In addition, we face the loss of U.S. exclusivity for Zoloft at the end of the second quarter of 2006 and Norvasc and Zyrtec during 2007. These seven products represented 29% of our Human Health revenues and 25% of our total revenues for the year ended December 31, 2005. In addition, some of our products face competition in the form of new branded products or generic drugs, which treat similar diseases or indications. We have been able to limit the impact on revenues by highlighting the proven track record of safety and efficacy of our products. For example, the success of Lipitor is the result of an unprecedented array of clinical data supporting both efficacy and safety. Revenues in 2006 have also been, and may continue to be, impacted by uncertainty regarding selective COX-2 inhibitor products (see further discussion in the section "Selected Product Descriptions"). Our total revenues decreased 3% in the first quarter of 2006 as compared to the same period in 2005.

Partially offsetting these impacts in the first quarter of 2006 was the solid aggregate performance in the balance of our broad portfolio of patent-protected medicines. Our portfolio of medicines includes three of the world's 25 best-selling medicines, with four medicines that lead their therapeutic areas. Our results reflect two underlying forces. First, Pfizer markets the broadest array of in-line and recently launched products in the industry; and second, Pfizer is a business going through a process of transformation. We are addressing the loss of exclusivity of a number of products by advancing a number of internally developed, in-licensed and co-promoted product candidates. During 2006, we expect to launch six new medicines--Exubera, Sutent and Eraxis, which already have been approved by the FDA, and varenicline, Zeven and indiplon, which are under review by the FDA.

We believe we have important competitive advantages that will serve us well and distinguish us from others in our industry. Our product portfolio and pipeline demonstrate the benefits of Pfizer's scale and our skill at leveraging the opportunities it provides us. Scale also enhances our status as 'partner of choice' with other companies who have promising product candidates and technologies, as well as giving us influence as a global purchaser of goods and services. We continue to build on and enhance our Research & Development capabilities through acquisitions and collaborations. Through targeted acquisitions, licensing opportunities and internal development, we are augmenting our commercial portfolio. We have also made progress with our Adapting to Scale initiative, which is a focused, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the section "Adapting to Scale Productivity Initiative and Merger-Related Synergies.")

We believe that our strategic and operating flexibility allows us to marshal and focus resources when and where they are needed, to change with a changing environment and to recognize and seize emerging opportunities.

Adapting to Scale Productivity Initiative and Merger-Related Synergies

During 2005 and the first quarter of 2006, we made progress with our multi-year productivity initiative, called Adapting to Scale (AtS), designed to increase efficiency and streamline decision-making across the Company. This initiative, launched in early 2005, follows the integration of Warner-Lambert and Pharmacia Corporation (Pharmacia), which resulted in the tripling of Pfizer's revenues over the past six years. The integration of those two companies resulted in a combined expense reduction of approximately $6 billion.

We now expect that cost savings from our AtS productivity initiative will be at least $2 billion in 2006, growing to about $4 billion annually upon completion in 2008. These savings are expected to be realized in procurement, operating expenses and facilities, among other sources. We plan to use the cost savings we generate, in part, to fund key investments, including new product launches and the development of the many promising new medicines in our pipeline. The Company expects that the aggregate cost of implementing this initiative through 2008 will be approximately $4 billion to $5 billion on a pre-tax basis.

Projects in various stages of implementation include:

•

Reorganizing Pfizer Global Research & Development (PGRD) to increase efficiency and effectiveness in bringing new therapies to patients-in-need while reducing the cost of research and development. PGRD has been reorganized into eleven therapeutic areas: cardiovascular, metabolic, and endocrine; central nervous system; inflammation; allergy and respiratory; infectious diseases; pain; gastrointestinal and hepatitis; oncology; urology and sexual health; ophthalmology; and dermatology. Discovery Research will retain its existing structure of six drug-candidate discovery sites. Development will move toward single sites for most therapeutic areas.

•

Continuing our optimization of Pfizer Global Manufacturing's plant network, which began with the acquisition of Pharmacia, to ensure that the Company's manufacturing facilities are aligned with current and future product needs. During 2005 and through the first quarter of 2006, 15 sites were identified for rationalization (Angers and Val de Reuil, France; Arecibo and Cruce Davila, Puerto Rico; Augusta, Georgia; Corby and Morpeth, U.K.; Holland, Michigan; Jakarta, Indonesia; Seoul, Korea; Orangeville, Canada; Parsippany, New Jersey; Tsukuba, Japan; Stockholm and Uppsala-Fyrislund, Sweden). In addition, there have been extensive reductions in site operations in Sandwich, U.K. (the planned closure of drug product, distribution and fermentation operations); Lincoln and Omaha, Nebraska sites; and Puerto Rico sites (staff reductions), with smaller staff reductions in Groton, Connecticut; Lititz, Pennsylvania; and Brooklyn, N.Y.

•

Realigning our European marketing teams and implementing initiatives designed to improve the effectiveness of our field force in Japan. During 2005, we completed a major reorganization of the U.S. field force, reshaping the management structure to be more responsive to commercial trends as the Medicare Modernization Act takes effect and driving greater sales-force accountability in preparation for the upcoming launch of new medicines.

•

Pursuing savings in information technology resulting from significant reductions in application software (already reduced from over 8,000 at the time of the Pharmacia acquisition in 2003 to fewer than 3,000) and data centers (to be reduced from 17 to 4), as well as rationalization of service providers, while enhancing our ability to invest in innovative technology opportunities to further propel our growth.

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

REVENUES

Total revenues decreased 3% in the first quarter of 2006, as compared to the same period in 2005, primarily due to:

•	the loss of U.S. exclusivity of Zithromax in November 2005;

•	the continued decline in sales of Neurontin, Diflucan and Accupril/Accuretic, which lost U.S. exclusivity in 2004;

•	the suspension of sales of Bextra in the second quarter of 2005;

•	the strengthening of the U.S. dollar relative to many foreign currencies;

•	lower revenue for Zoloft, which has lost exclusivity in many European markets and will lose U.S. exclusivity at the end of the second quarter of 2006; and

•	lower revenue for Viagra, reflecting increased competition and declining overall erectile-dysfunction sales in several major markets;

partially offset by:

•	the solid aggregate performance in the balance of our broad portfolio of patent-protected medicines; and

•	revenues from new products launched in 2005 and the first quarter of 2006.

Changes in foreign exchange rates decreased total revenues in the first quarter of 2006 by $377 million, or 3%, compared to the same period in 2005. The foreign exchange impact on the first quarter of 2006 revenue comparison to the same period in 2005 was due to the strengthening of the U.S. dollar relative to many foreign currencies, especially the euro which accounted for about 62% of the impact in the first quarter of 2006.

The impact of price changes on revenues was 3.2% in the first quarter of 2006.

The loss of patent protection with respect to any of our major products could have a material adverse effect on revenue and net income. We expect a substantial adverse impact from the loss of exclusivity of certain major products over the next few years.

Deductions from Revenues

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 0.5% of Human Health net sales and can result in either a net increase or a net decrease to income.

Rebates under Medicaid and related state programs reduced revenues by $205 million in the first quarter of 2006 and $375 million in the first quarter of 2005. Performance-based contract rebates reduced revenues by $544 million in the first quarter of 2006 and $587 million in the first quarter of 2005. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold. Chargebacks (primarily discounts to U.S. federal government agencies) reduced revenues by $352 million in the first quarter of 2006 and $294 million in the first quarter of 2005.

Our accruals for Medicaid rebates, contract rebates and chargebacks totaled $1.8 billion at April 2, 2006 and December 31, 2005.

Revenues by Country

Revenues by country for the first quarter of 2006 and the changes from the same period in 2005 follow:

	First Quarter
(millions of dollars)	2006	% of Revenues	2005	% of Revenues	% Change

United States	$7,067	55.8	$6,974	53.3	1
Japan	716	5.7	882	6.7	(19)
All other	4,877	38.5	5,235	40.0	(7)
Consolidated	$12,660	100.00	$13,091	100.00	(3)

Geographic Revenues by Segment

Geographic revenues by segment for the first quarter of 2006 and the changes from the same period in 2005 follow:

	First Quarter				% Change in Revenues
	U.S.		International		U.S.	International
(millions of dollars)	2006	2005	2006	2005	06/05	06/05

Human Health	$6,340	$6,229	$4,773	$5,288	2	(10)
Consumer Healthcare	451	483	449	462	(6)	(3)
Animal Health	229	219	282	277	4	2
Other	47	43	89	90	10	(3)
Total Revenues	$7,067	$6,974	$5,593	$6,117	1	(9)

Human Health

Pfizer's Human Health business continued to show solid performance in many of our products, although revenue declines from loss of exclusivity on major products, the impact of foreign exchange and other challenges more than offset that performance.

Pfizer's Human Health worldwide revenues declined 4% in the first quarter of 2006 compared to the same period of 2005. In the U.S., Human Health revenues increased 2% in the first quarter of 2006 compared to the same period of 2005. The decline in Human Health revenue internationally of 10% is attributable to the unfavorable impact of foreign exchange of $338 million (7% of the decline). Also contributing to the decline in Human Health international revenue is a 32% decline in international sales of Celebrex in the first quarter 2006, due to strong sales in the beginning of the first quarter of 2005 related to the Vioxx withdrawal.

The first quarter of 2006 was also impacted by increased competition and the overall market decline as branded prescriptions in the U.S. declined 3.6% in the first quarter of 2006 compared to the first quarter of 2005.

Our in-line medicines are continuing to drive performance; recent and upcoming launches of new medicines will replenish and expand the portfolio as older medicines lose exclusivity.

($ millions, except % growth)	Human Health 1Q06 Revenues	Impact on Total Human Health 1Q06/1Q05 % Growth

In-Line Products(a) and New Products(b)	$10,561	2%
Loss-of-exclusivity products and Bextra(c)	552	(6)
Total Human Health revenues	$11,113	(4)%

(a)	In-Line Products is defined as first-quarter 2006 worldwide revenues of all Human Health products other than those referred to in notes (b) and (c).

(b)	New Products is defined as first-quarter 2006 worldwide revenues of products launched since the beginning of 2004--Caduet, Inspra, Lyrica, Macugen, Olmetec, Onsenal, Revatio, Sutent, and Zmax.

(c)

Loss-of-Exclusivity Products and Bextra is defined as first-quarter 2006 worldwide revenues of products that have lost U.S. exclusivity since the beginning of 2004--Accupril/Accuretic, Diflucan, Neurontin, and Zithromax--and of Bextra, sales of which were suspended in 2005.

Revenue information for several of our major Human Health products follow:

		First Quarter
(millions of dollars) Product	Primary Indications	2006	% Change from 2005

Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,107	1%
Norvasc	Hypertension	1,183	1
Cardura	Hypertension/Benign prostatic hyperplasia	126	(18)
Caduet	Reduction of LDL cholesterol and hypertension	77	147
Accupril/Accuretic	Hypertension/Congestive heart failure	68	(32)
Central nervous system disorders:
Zoloft	Depression and certain anxiety disorders	779	(8)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy	192	860
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	182	32
Neurontin	Epilepsy and post-herpetic neuralgia	127	(30)
Aricept(a)	Alzheimer's disease	82	(3)
Xanax/Xanax XR	Anxiety/Panic disorders	82	(20)
Relpax	Migraine headaches	66	24
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	491	19
Bextra	Arthritis pain and inflammation	--	*
Infectious and respiratory diseases:
Zithromax/Zmax	Bacterial infections	259	(67)
Zyvox	Bacterial infections	186	30
Vfend	Fungal infections	117	33
Diflucan	Fungal infections	107	(23)
Urology:
Viagra	Erectile dysfunction	390	(11)
Detrol/Detrol LA	Overactive bladder	260	3
Oncology:
Camptosar	Metastatic colorectal cancer	212	--
Ellence	Breast cancer	73	(19)
Aromasin	Breast cancer	70	26
Sutent	Metastatic renal cell carcinoma (mRCC) and malignant gastrointestinal stromal tumors (GIST)	16	*
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	337	1
Endocrine disorders:
Genotropin	Replacement of human growth hormone	197	(3)
All other:
Zyrtec/Zyrtec-D	Allergies	421	23
Alliance revenue:
Aricept, Macugen, Mirapex, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), hypertension (Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	324	34

(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Human Health--Selected Product Descriptions:

•

Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, reaching over $3.1 billion in worldwide sales in the first quarter of 2006, an increase of 1% compared to the same period in 2005. In the U.S., sales of $2 billion represent growth of 3% over the previous year's first quarter. While sales were lower than expected in the first quarter, Lipitor leads prescriptions for U.S. patients receiving statin therapy for the first time in 12 months, with nearly a 37% share of new-to-market patients in January 2006, more than twice the share of the closest competitor (according to the Verispan longitudinal patient database). Internationally, Lipitor sales in the first quarter of 2006 resulted in a 3% decline compared to the same period in 2005, reflecting the impact of foreign exchange.

Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and will begin to face competition in the U.S. from generic simvastatin (Zocor) in June 2006. In April 2006, we launched a new advertising campaign for Lipitor that highlights its unique benefit profile and advantageous formulary positioning. Scientific data continue to reinforce the trend toward the use of higher dosages of statins for greater cholesterol reduction.

New clinical findings continue to demonstrate the benefit of Lipitor on a wide range of endpoints, helping to support its differentiation versus the competition and maintain its rank as the world's top-selling medicine. Data from a sub-analysis of the Treating to New Targets (TNT) study, presented at the American College of Cardiology in March 2006, showed that patients with kidney dysfunction taking 80 mg of Lipitor had significantly greater improvements in kidney function than patients taking 10 mg. Half of these patients on 80 mg had normal kidney function at the end of the study. This further builds on the wealth of evidence that Lipitor is a powerful lipid-lowering agent, which leads to improved health outcomes for a broad range of patients -- even those with impaired kidney function.

In December 2005, the U.S. District Court for the District of Delaware determined that two U.S. patents covering atorvastatin, the active ingredient in Lipitor, are valid and infringed by the product of generic manufacturer Ranbaxy Laboratories Limited (Ranbaxy), thus protecting Lipitor's exclusivity in the U.S. until June 2011. In addition, in October 2005, the United Kingdom's High Court of Justice upheld the exclusivity of the basic patent covering atorvastatin. The ruling prevents Ranbaxy from introducing a generic version of atorvastatin in the U.K. until the patent expires in November 2011. Both the U.S. and the U.K. decisions have been appealed. The appeal of the U.S. decision is scheduled to be heard in May 2006, and the appeal of the U.K. decision is scheduled to be heard in June 2006.

•

Norvasc is the world's most-prescribed branded medicine for treating hypertension. It achieved a 1% increase in worldwide sales in the first quarter of 2006 compared to the same period in 2005. Norvasc maintains exclusivity in many major markets globally, including the U.S., Japan, Canada and Australia, but has experienced patent expirations in many European Union (E.U.) countries.

•

Zoloft, which has lost exclusivity in many European markets and will lose U.S. market exclusivity at the end of the second quarter of 2006, experienced an 8% revenue decline in the first quarter of 2006 compared to the same period in 2005. It is the most-prescribed antidepressant in the U.S. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD. It is the only approved agent for the long-term treatment of PTSD and SAD, an important differentiating feature as these disorders tend to be chronic.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the U.S., Geodon hit an all-time new prescription share weekly high of 6.9% during March 2006 and is the second-fastest-growing atypical anti-psychotic medication. In the first quarter of 2006, total Geodon worldwide sales grew 32% compared to the same period in 2005.

Geodon growth is due to the improved perception among clinicians of its efficacy, increased benefits from optimal dosing, and its favorable metabolic profile, as confirmed by the Clinical Antipsychotic Trials of Intervention Effectiveness (CATIE) trial. The CATIE schizophrenia study, supported by the National Institute of Mental Health and published in the New England Journal of Medicine, confirms that Geodon is an effective anti-psychotic and is less likely to worsen weight, lipids, and glucose metabolism than other agents. In fact, Geodon was associated with some improvement in these metabolic parameters. These findings are noteworthy because of the higher prevalence of metabolic issues among patients with schizophrenia and are consistent with previous Pfizer-sponsored clinical trials involving Geodon.

The U.S. Patent and Trademark Office granted a five-year extension to the Geodon U.S. patent, extending its exclusivity to 2012.

•

Lyrica achieved $192 million in worldwide revenue in the first quarter of 2006. It was approved by the European Commission on March 27, 2006, to treat generalized anxiety disorder (GAD) in adults, thereby providing a new treatment option for the approximately 12 million Europeans living with GAD.

Lyrica was approved by the FDA in June 2005 for adjunctive therapy for adults with partial onset seizures. This indication builds on the earlier FDA approval of Lyrica for two of the most common forms of neuropathic pain --diabetic peripheral neuropathy, a chronic neurologic condition affecting about three million Americans, and post-herpetic neuralgia. Lyrica was launched in the U.S., Canada, and Italy in September 2005 and is now approved in more than 50 countries and is currently available in more than 30 markets. More than 1 million patients have now been prescribed Lyrica since its introduction. Lyrica has already gained more than a 9.0% new prescription share of the U.S. anti-epileptic market as of April 7, 2006, continuing its performance as one of Pfizer's most successful pharmaceutical launches.

•	Celebrex and Bextra

Celebrex achieved a 19% increase in worldwide sales in the first quarter of 2006 compared to the same period in 2005. Strong clinical data continue to support Celebrex as an important medicine for patients with arthritis. The SUCCESS-1 study (Successive Celecoxib Efficacy and Safety Study), recently published in the American Journal of Medicine, showed that people with osteoarthritis who take Celebrex experience significantly fewer gastrointestinal problems than patients who take non-specific non-steroidal anti-inflammatory drugs.

It was this gastrointestinal profile that led researchers to choose high-dose Celebrex for investigational trials in the area of chemoprevention. The first efficacy data from two of these long-term clinical studies -- Adenoma Prevention with Celecoxib (APC) and Prevention of Sporadic Adenomatous Polyps (PreSAP) -- were presented in April 2006 at the American Association for Cancer Research meeting. These studies showed that Celebrex helps stop the regrowth of pre-cancerous polyps (adenomas) that can lead to colon cancer. The final cardiovascular safety results from these long-term polyp studies are consistent with the current Celebrex label.

Pfizer began to reintroduce branded advertising in April 2006, in alignment with our new Direct-to-Consumer (DTC) advertising principles, highlighting Celebrex's unique clinical profile and benefits. In July 2005, the FDA approved a sixth indication for Celebrex --ankylosing spondylitis -- a form of spinal arthritis that affects more than one million people in the U.S.

On April 7, 2005, the FDA announced a decision to require boxed warnings of potential cardiovascular risk for all COX-2 pain relievers and all prescription nonspecific non-steroidal anti-inflammatory drugs (NSAIDs), including older nonspecific drugs such as ibuprofen and naproxen. On July 29, 2005, Pfizer and the FDA finalized the label changes for Celebrex. The final U.S. label contains a boxed warning of potential serious cardiovascular and gastrointestinal risks for Celebrex that are consistent with warnings for all other prescription NSAIDs. The boxed warning provides that Celebrex is contraindicated for patients who recently have undergone coronary artery bypass graft surgery. The label recommends that Celebrex be prescribed at the lowest effective dose for the shortest duration consistent with individual patient treatment goals. Pfizer is continuing to conduct additional clinical studies evaluating the benefits and risks of Celebrex. Pfizer is supporting Cleveland Clinic's 20,000 patient prospective study to definitively evaluate the relative safety of Celebrex and two older pain medications in patients with heart disease or at high risk of heart disease.

In June 2005, the Committee for Human Medicinal Products (CHMP) concluded its COX-2 referral process and recommended that both Celebrex and Dynastat (parecoxib) remain available to patients. The European Medicines Evaluation Agency (EMEA) required new labeling for all COX-2 drugs that includes a restriction on use for patients with established heart disease or stroke and additional warnings to physicians regarding use in patients with cardiovascular risk factors. This new labeling was implemented for all COX-2 medicines across the E.U. in July of 2005.

In April 2005, the FDA decided that, while Bextra's cardiovascular risk could not be differentiated from other NSAIDs, the additional, increased risk of rare but serious skin reactions associated with Bextra, already described in its label, warranted its withdrawal from the market. We respectfully disagree with the FDA's position regarding the relative risk/benefit profile of Bextra. However, in deference to the regulatory agency's view, we suspended sales of the medicine. In addition, at the request of European and other regulators, we suspended sales of Bextra in the E.U., Canada and many other markets around the world.

•

Zithromax experienced a 69% decline in worldwide sales in the first quarter of 2006 compared to the first quarter of 2005, reflecting the expiration of its composition-of-matter patent in the U.S. in November 2005 and the end of Pfizer's active sales promotion in July 2005. During the fourth quarter of 2005, four generic versions of oral solid azithromycin were launched, including one authorized generic by Pfizer's Greenstone subsidiary. Through the first quarter of 2006, generic azithromycin constituted 74.2% of the total oral solid azithromycin adult prescription volume. Pfizer's generic had captured 52.9% of total generic azithromycin prescriptions.

•

Zmax, a single-dose, sustained-release form of azithromycin for adults, was introduced in the U.S. in August 2005 for treatment of mild-to-moderate acute bacterial sinusitis and community-acquired pneumonia in adult patients appropriate for oral therapy due to susceptible pathogens. Single-dose Zmax delivers higher azithromycin serum concentrations during the first 24 hours than Zithromax and assures complete compliance compared to multi-dose regimes.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands, with more than 59.6% of U.S. total prescriptions in the erectile dysfunction market through the first quarter of 2006.

Viagra sales declined 11% worldwide in the first quarter of 2006 compared to the same period in 2005, reflecting aggressive competition and declining overall erectile dysfunction sales in several major markets. We expect to see continued pressure on sales in the U.S. More than 45 states have either eliminated erectile dysfunction coverage or have enacted "Preferred Drug Lists" that have the potential to limit Pfizer sales to state Medicaid programs, and Medicare coverage will end in 2007. Effective January 1, 2006, federal funds may not be used for reimbursement of erectile dysfunction medications by the Medicaid program.

Pfizer has begun to introduce new unbranded advertising to address the needs of potential new patients who may be hesitant to try any medication for erectile dysfunction.

•

Camptosar is indicated as first line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated as second-line therapy for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Revenue in the first quarter of 2006 was comparable to the same period in 2005. Among current oncology medications, the National Comprehensive Cancer Network, an alliance of 19 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is the most-prescribed branded glaucoma medicine in the world. Clinical data showing its advantages in treating intra-ocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom sales grew 1% in the first quarter of 2006 compared to the same period in 2005.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. The 23% increase in sales in the first quarter of 2006 compared to the same period in 2005 is attributable to a new DTC ad campaign featuring new insight that allergy symptoms can worsen over time due to exposure to new allergens.

•

Caduet, the first multi-target single pill combining Norvasc and Lipitor, recorded worldwide revenues in the amount of $77 million with a growth rate of 147% for the first quarter of 2006 compared to the same period in 2005. Caduet launched in the U.S. in May 2004 and continues to grow at significantly higher rates than the overall U.S. cardiovascular market. Caduet is also available in Mexico, Chile, Brazil, Philippines, Singapore/Malaysia and most recently Caduet was launched in India, Korea, and Canada. In total, Caduet has now received approvals in 38 markets with approvals pending in 17 additional markets. During 2006, Caduet is expected to launch in Austria, Turkey, South Africa, France and Spain.

Consumer Healthcare

Revenues of our Consumer Healthcare business in the first quarter of 2006 compared to the same period in 2005 follow:

	First Quarter
(millions of dollars)	2006	2005	% Change

Consumer Healthcare	$900	$945	(5)

On February 7, 2006, we announced that we are exploring strategic options for our Consumer Healthcare business, including possible sale or spin-off of the business. We expect to reach a decision by the end of the third quarter of 2006.

The decrease in Consumer Healthcare revenues in the first quarter of 2006, as compared to the same period in 2005, was attributable to:

•	a 36% decrease in Zantac reflecting the 2005 initial launch of Zantac 150;

•	sales declines in tobacco dependence products and Listerine PocketPaks; and

•	the unfavorable impact of the strengthening of the U.S. dollar relative to many foreign currencies.

Animal Health

Revenues of our Animal Health business in the first quarter of 2006 compared to the same period in 2005 follow:

	First Quarter
(millions of dollars)	2006	2005	% Change

Livestock products	$312	$303	3
Companion animal products	199	193	3
Total Animal Health	$511	$496	3

The increase in Animal Health revenues in the first quarter of 2006, as compared to the same period in 2005, was attributable to:

•	in livestock, the continued performance of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe and in the U.S.;

•	in companion animal, increased promotional activities throughout our markets resulted in Revolution (a parasiticide for dogs and cats) growing at a double-digit rate for the first quarter of 2006;

partially offset by:

•	a decline in sales of Rimadyl due to a slow-down in the U.S. NSAID market and increased generic competition; and

•	the unfavorable impact of the strengthening of the U.S. dollar relative to many foreign currencies.

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

Certain significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Genotropin	Treatment of short stature and growth problems resulting from Turner's syndrome	May 2006

Geodon	Liquid oral suspension	March 2006

Eraxis (anidulafungin)	Treatment of candidemia and invasive candidiasis	February 2006
	Treatment of esophageal candidiasis	February 2006

Exubera	Inhaled form of insulin for use in adults with type 1 and type 2 diabetes	January 2006

Sutent	Treatment of mRCC and GIST	January 2006

We continue to expect to launch Exubera in the U.S. about mid-year 2006 and we will be launching Exubera in certain European countries shortly.

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Varenicline	Nicotine-receptor partial agonist for smoking cessation	November 2005

Aricept	Treatment of severe Alzheimer's disease	August 2005

Vfend	Pediatric filing	June 2005

Indiplon	Modified-release tablets for treatment of multiple aspects of insomnia	May 2005
	Immediate-release capsules for treatment of multiple aspects of insomnia	April 2005

Zeven (dalbavancin)	Treatment of Gram-positive bacterial infections	December 2004

Norvasc	Reduction of cardiovascular risk, including risk of coronary heart disease, myocardial infarction, cardiovascular procedures and strokes	August 2004

We received "not-approvable" letters from the FDA for Oporia for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We are currently in discussions with the FDA regarding these letters, and we continue to develop Oporia. In March 2006, we received a "not-approvable" letter for Fragmin for use in oncology patients, and we are currently in discussions with the FDA regarding this letter as well. In September 2005, we received a "not-approvable" letter for Dynastat (parecoxib), an injectable prodrug for valdecoxib for the treatment of acute pain. We have had discussions with the FDA regarding this letter, and we are developing plans to seek to address the FDA's concerns

In January 2006, the FDA designated as approvable the NDA for Zeven (dalbavancin). We anticipate a successful resolution of outstanding issues to allow final FDA approval in the next several months.

An NDA for varenicline, a nicotine-receptor partial agonist for smoking cessation, was submitted to the FDA in November 2005. In December 2005, the FDA granted varenicline priority-review status.

In April 2006, Pfizer entered into an agreement with Schwarz Pharma AG (Schwarz) under which Pfizer will acquire exclusive worldwide rights to fesoterodine, a new drug candidate for treatment for overactive bladder. Earlier this year, Schwarz submitted an NDA for fesoterodine with both the FDA and the EMEA.

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Lyrica	Approval in the E.U. for treatment of generalized anxiety disorder (GAD) in adults	March 2006	--
	Application submitted in the E.U. for the treatment of broad neuropathic pain	--	January 2006

Varenicline	Approval in Canada for smoking cessation	February 2006	--
	Application submitted in the E.U. for smoking cessation	--	November 2005

Exubera	Approval in the E.U. as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	January 2006	--
	Application submitted in Canada as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	--	April 2006

Macugen	Approval in E.U for age-related macular degeneration (AMD)	January 2006	--
	Application submitted in Switzerland for AMD	--	January 2005
	Application submitted in Australia for AMD	--	September 2004

Zoloft	Approval in Japan for treatment of depression	January 2006	--

Detrol/Detrol LA	Approval in Japan for treatment of overactive bladder	January 2006	--

Sutent	Application submitted in Canada for mRCC and GIST	--	November 2005
	Application submitted in the E.U. for mRCC and GIST	--	August 2005

Somavert	Application submitted in Japan for Acromegaly	--	May 2005

Revatio	Application submitted in Canada for treating pulmonary arterial hypertension	--	December 2004

Zmax	Application submitted in the E.U. for sustained release	--	October 2004

Genotropin	Application submitted in Japan for treatment of short stature and growth problems	--	July 2004

On April 28, 2006, the CHMP issued a positive opinion recommending that the European Commission grant conditional marketing authorization for Sutent to treat mRCC, or advanced kidney cancer, after failure of interferon alpha or interleukin-2-based therapy. A positive opinion was also granted for GIST, a rare stomach and intestinal cancer, in patients who are resistant or intolerant to imatinib mesylate. The approvals require final authorization from the European Commission.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Camptosar IV	Adjuvant colorectal cancer
Gastric cancer

Geodon/Zeldox	Bipolar relapse prevention, Bipolar pediatric

Lyrica	Fibromyalgia

Revatio	Pediatric pulmonary arterial hypertension

Macugen	Diabetic macular edema

Xalatan (new delivery device)	Ocular hypertension

Zyvox	Catheter-related infections
Bone and joint infections

Drug candidates in late-stage development include maraviroc (UK-427,857), a CCR-5 receptor antagonist for HIV; torcetrapib/atorvastatin, a combination CETP inhibitor/statin for heart disease; asenapine, for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; Zithromax/chloroquine for treatment of malaria; PF-3512676, a toll-like receptor 9 agonist for non-small cell lung cancer developed in partnership with Coley Pharmaceutical Group, Inc.; and ticilimumab (CP-675,206), an anti-CTLA4 monoclonal antibody for melanoma. The FDA has granted fast-track designation for maraviroc's clinical development program.

Torcetrapib/atorvastatin, which combines the new chemical entity torcetrapib (a CETP inhibitor discovered by Pfizer that raises HDL-cholesterol) with atorvastatin (Lipitor), is continuing in global Phase 3 clinical trials. This comprehensive 12,000-subject development program includes three comparative atherosclerotic imaging trials (a coronary intravascular ultrasound study and two carotid ultrasound studies), as well as a full range of blood-lipid efficacy studies comparing torcetrapib/ atorvastatin to Lipitor, other statins and fibrates. In addition to these Phase 3 studies, the development program includes a definitive mortality and morbidity trial that is enrolling 13,000 patients.

Despite effective treatments, cardiovascular disease remains the number one killer worldwide with a residual relative risk of 60% to 70% after treatment with statins. Therefore, the primary objective of the torcetrapib/atorvastatin development program is to provide clear evidence that substantially raising HDL-cholesterol and further lowering LDL-cholesterol can reduce cardiovascular risk beyond what can be achieved with current treatments. Torcetrapib is being developed with atorvastatin in order to rigorously test this hypothesis and the new CETP inhibition mechanism of action. This development program represents a major commitment by Pfizer to significantly advance the understanding of lipids and atherosclerosis in order to provide an important new tool for patients and prescribers in preventing and treating the global burden of cardiovascular disease.

Additional product-related programs are in various stages of discovery and development.

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 10% in the first quarter of 2006, and decreased as a percentage of revenues, as compared with the same period in 2005. The decrease reflects operational efficiencies, reflecting savings related to our AtS productivity initiative of about $100 million and the favorable impact of foreign exchange.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses decreased 7% in the first quarter of 2006, as compared to the same period in 2005, reflecting savings related to our AtS productivity initiative of about $300 million and the favorable impact of foreign exchange.

Research and Development Expenses

R&D expenses decreased 10% in the first quarter of 2006, as compared to the same period in 2005, reflecting savings related to our AtS productivity initiative of about $100 million, a R&D milestone due to us from sanofi-aventis (approximately $118 million, pre-tax), and the favorable impact of foreign exchange.

Adapting to Scale Initiative

In connection with the AtS productivity initiative, which was launched in early 2005, Pfizer management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures, in a company-wide effort to improve performance and efficiency. We expect the costs associated with this multi-year effort to continue through 2008 and to total approximately $4 billion to $5 billion, on a pre-tax basis. We now expect that cost savings from our AtS productivity initiative will be at least $2 billion in 2006, growing to about $4 billion annually upon completion in 2008. The actions associated with the AtS productivity initiative will include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services (See Notes to the Condensed Consolidated Financial Statements - Note 5, Adapting to Scale Initiative.)

We incurred the following costs in connection with our AtS productivity initiative:

	First Quarter
(millions of dollars)	2006	2005

Implementation costs(a)	$186	$--
Restructuring charges(b)	301	--
Total AtS costs	$487	$--

(a)	Included in Cost of sales ($124 million), Selling, informational and administrative expenses ($40 million), and Research and development expenses ($22 million).
(b)	Included in Restructuring charges and merger-related costs.

Merger-Related Costs

In connection with acquisitions, we typically restructure and integrate the operations of the acquired companies to eliminate duplicative facilities and reduce costs. In certain instances, legacy Pfizer operations may be impacted by restructuring actions.

We incurred the following merger-related costs:

	First Quarter
(millions of dollars)	April 2, 2006	April 3, 2005

Integration costs	$2	$106
Restructuring charges	3	113
Total merger-related costs(a)	$5	$219

(a)	Included in Restructuring charges and merger-related costs. Amounts in 2005 primarily relate to our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003.

Restructuring charges included severance, costs of vacating duplicative facilities, contract termination and other exit costs.

Other (Income)/Deductions - Net

In the first quarter of 2005, we recorded impairment charges of $1.1 billion related to the developed technology rights for Bextra, a selective COX-2 inhibitor, and $10 million related to the write-off of machinery and equipment, both of which are included in Other (income)/deductions - net.

PROVISION FOR TAXES ON INCOME

On January 25, 2006, the Company was notified by the Internal Revenue Service (IRS) Appeals Division that a resolution had been reached on the matter that we were in the process of appealing related to the tax deductibility of a breakup fee paid by the Warner-Lambert Company in 2000. As a result, in the first quarter of 2006 we recorded a tax benefit of approximately $441 million related to the resolution of this issue.

On January 23, 2006, the IRS issued final regulations on Statutory Mergers and Consolidations, which impacted certain prior-period transactions. In the first quarter of 2006, we recorded a tax benefit of $217 million, reflecting the total impact of these regulations.

Our effective tax rate for continuing operations was 7.1% for the first quarter of 2006 compared to 90.6% in the same period in 2005. The lower tax rate for the first quarter of 2006 is primarily due to tax benefits related to the resolution of the tax matter and the change in tax regulations as discussed above. The higher tax rate for the first quarter of 2005 is primarily due to the recording of a $2.2 billion charge related to our decision to repatriate certain foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Act) in the first quarter of 2005 (See Notes to Condensed Consolidated Financial Statements--Note 7, Taxes on Income).

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. The Company reports Adjusted income in order to portray the results of our major operations--the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals, as well as our over-the-counter products--prior to considering certain income statement elements. We have defined Adjusted income as Net income before significant impact of purchase accounting for acquisitions, merger-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net income.

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

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia and Exubera, as well as net asset acquisitions. These impacts can include charges for purchased in-process R&D, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase-accounting adjustments associated with a business combination, such as the amortization of intangibles acquired in connection with our acquisition of Pharmacia, can occur for up to 40 years (these assets have a weighted-average useful life of approximately nine years), but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs have been previously expensed.

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

Merger-Related Costs

Adjusted income is calculated prior to considering integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision. For additional clarity, only restructuring and integration activities that are associated with a purchase business combination or a net-asset acquisition are included in merger-related costs. We have not factored in the impacts of synergies that would have resulted had these costs not been incurred.

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

Discontinued Operations

Adjusted income is calculated prior to considering gains or losses on the sale of businesses and product lines included in discontinued operations as well as the related results of operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines periodically for strategic fit with our operations, we do not build or run our businesses with an intent to sell them.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our AtS initiative; costs associated with a significant recall of one of our products; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as charges attributable to the repatriation of foreign earnings in accordance with the Jobs Act; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1, Legal Proceedings included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	First Quarter
(millions of dollars)	2006	2005	% Incr./ (Decr.)

Reported net income	$4,111	$301	M+
Purchase accounting adjustments - net of tax	582	622	(6)
Merger-related costs - net of tax	3	151	(98)
Discontinued operations - net of tax	(3)	(29)	(90)
Certain significant items - net of tax	(232)	2,955	*
Adjusted income	$4,461	$4,000	12

*	Calculation not meaningful.
M+	Change greater than one-thousand percent.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	First Quarter
(millions of dollars)	2006	2005

Purchase accounting adjustments, pre-tax:
In-process research and development charges(a)	$--	$2
Intangible amortization and other(b)	812	855
Total purchase accounting adjustments, pre-tax	812	857
Income taxes	(230)	(235)
Total purchase accounting adjustments - net of tax	582	622
Merger-related costs, pre-tax:
Integration costs(c)	2	106
Restructuring costs(c)	3	113
Total merger-related costs, pre-tax	5	219
Income taxes	(2)	(68)
Total merger-related costs - net of tax	3	151
Discontinued operations, pre-tax:
Loss from discontinued operations (d)	--	18
Gains on sales of discontinued operations(d)	(5)	(65)
Total discontinued operations, pre-tax	(5)	(47)
Income taxes	2	18
Total discontinued operations - net of tax	(3)	(29)
Certain significant items, pre-tax
Asset impairment charges (e)	--	1,213
Sanofi-aventis research and development milestone(f)	(118)	--
Restructuring charges - Adapting to Scale(c)	301	--
Implementation costs - Adapting to Scale(g)	186	--
Gain on disposals of investments(h)	(51)	--
Total certain significant items, pre-tax	318	1,213
Income taxes	(109)	(447)
Resolution of certain tax positions(i)	(441)	--
Tax impact of the repatriation of foreign earnings(i)	--	2,189
Total certain significant items - net of tax	(232)	2,955
Total purchase accounting adjustments, merger-related costs, discontinued operations and certain significant items - net of tax	$350	$3,699

(a)	Included in Merger-related in-process research and development charges.
(b)	Included primarily in Amortization of intangible assets.
(c)	Included in Restructuring charges and merger-related costs.
(d)	Included in Discontinued operations - net of tax.
(e)	Included in Cost of sales ($56 million), Selling informational and administrative expenses ($2 million) and Other (income)/deductions - net ($1.2 billion).
(f)	Included in Research and development expenses.
(g)	Included in Cost of sales ($124 million), Selling, informational and administrative expenses ($40 million), and Research and development expenses ($22 million).
(h)	Included in Other (income)/deductions - net.
(i)	Included in Provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	April 2, 2006	Dec. 31, 2005

Financial assets:
Cash and cash equivalents	$2,869	$2,247
Short-term investments	12,633	19,979
Short-term loans	445	510
Long-term investments and loans	2,543	2,497
Total financial assets	18,490	25,233
Debt:
Short-term borrowings	5,059	11,589
Long-term debt	6,508	6,347
Total debt	11,567	17,936
Net financial assets	$6,923	$7,297

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of short-term investments was reduced in the first quarter of 2006 and the proceeds were primarily used to pay down short-term borrowings.

Long-Term Debt Issuance

On February 22, 2006, we issued the following Japanese yen fixed-rate bonds, to be used for general corporate purposes:

•	$508 million equivalent, senior unsecured notes, due February 2011, which pay interest semi-annually, beginning on August 22, 2006, at a rate of 1.2%; and

•	$466 million equivalent, senior unsecured notes, due February 2016, which pay interest semi-annually, beginning on August 22, 2006, at a rate of 1.8%.

The notes were issued under a $5 billion debt shelf registration filed with the SEC in November 2002. Such yen debt is designated as a hedge of our yen net investments.

Credit Ratings

Two major corporate debt-rating organizations, Moody's Investors Services (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned to the Company's senior unsecured non-credit enhanced long-term debt and commercial paper issued directly by the Company or by affiliates with a guarantee from the Company by each of these agencies:

Long-Term-Debt
Name of Rating Agency	Commercial Paper	Rating	Outlook

Moody's	P-1	Aaa	Negative
S&P	A1+	AAA	Stable

In early April 2005, following the market withdrawal of Bextra and the FDA's decision requiring new labeling for Celebrex, Moody's placed our Aaa rating under review for possible downgrade. The review was completed in June 2005 when Moody's removed Pfizer from review status and reaffirmed our Aaa rating. However, Moody's maintained our rating outlook as negative. Following our announcement in April 2006 of our target to purchase up to $4 billion of Pfizer stock in 2006, Moody's again reaffirmed our Aaa rating with a negative outlook. This reflects Moody's overall negative rating outlook for the major pharmaceutical sector and, specifically, their concern that disappointing product sales, setbacks in development of key pipeline products, or a shift towards a more aggressive financial profile, including an increased pace of share purchase levels, could result in Pfizer's financial metrics falling below those appropriate for a Aaa-rated company.

Our superior credit ratings are primarily based on our diversified product portfolio, our strong operating cash flow, our substantial financial assets, our strong late-stage product pipeline and on our desire to maintain a prudent financial profile. Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. At April, 2, 2006, we had access to $3.5 billion of lines of credit, of which $1.1 billion expire within one year. Of these lines of credit, $3.3 billion are unused, of which our lenders have committed to loan us $2.2 billion at our request. $2.0 billion of the unused lines of credit, which expire in 2011, may be used to support our commercial paper borrowings.

At April 2, 2006, we had the ability to borrow approximately $1 billion by issuing debt securities under our existing debt shelf registration statement filed with the SEC in November 2002.

Goodwill and Other Intangible Assets

At April 2, 2006, goodwill totaled $23.7 billion (21% of our total assets) and other intangible assets, net of accumulated amortization, totaled $28.1 billion (25% of our total assets). The largest components of goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia. In the first quarter of 2006, we acquired the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera. In connection with the acquisition, we recorded an intangible asset for developed technology rights of approximately $1.0 billion and goodwill of approximately $166 million. Finite-lived intangible assets, net include $22.2 billion related to developed technology rights and $952 million related to brands. Indefinite-lived intangible assets include $3.9 billion related to brands.

The developed technology rights primarily represent the amortized acquisition-date fair value of the commercialized products that we acquired from Pharmacia. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Human Health products in the "Revenues" section of MD&A. While the Arthritis and Pain therapeutic category represents about 27% of the total value of developed technology rights at April 2, 2006, the balance of the value is evenly distributed across the following Human Health therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	April 2, 2006	Dec. 31, 2005

Cash and cash equivalents and short-term investments and loans	$15,947	$22,736

Working capital(a)	$17,741	$13,493

Ratio of current assets to current liabilities	1.90:1	1.48:1

Shareholders' equity per common share(b)	$9.54	$8.98

(a)	Working capital includes assets and liabilities held for sale, which were not significant, as of April 2, 2006 and December 31, 2005.
(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital as of April 2, 2006 as compared to December 31, 2005 was primarily due to:

•

an increase in accounts receivable, less allowance for doubtful accounts, of $587 million, which is a result of revenue growth in our domestic markets in the immediately preceding period of about 35 days and the impact of foreign currency translation;

•

an increase in inventories of $624 million, which is primarily due to the acquisition of sanofi-aventis' Exubera inventory, the build-up of inventory in advance of product launches and the impact of foreign exchange;

•	the expected timing of tax obligations of about $632 million; and

•	the timing of dividend accruals of $1.8 billion.

Net Cash Provided by Operating Activities

During the first quarter of 2006, net cash provided by continuing operating activities was $4.0 billion, as compared to $3.2 billion in the same period of 2005. The increase in net cash provided by operating activities was primarily attributable to:

•	higher current period income from operations, net of non-cash items,

partially offset by:

•	the timing of other receipts and payments in the ordinary course of business.

Net Cash Provided by/Used in Investing Activities

During the first quarter of 2006, net cash provided by investing activities was $5.4 billion, as compared to a net use of cash of $2.7 billion in the same period in 2005. The change from net cash used in 2005 to net cash provided by investing activities in 2006 was primarily attributable to:

•	higher net redemptions of investments in 2006 (a positive change in cash and cash equivalents of $9.9 billion) to provide funds for debt payments as compared to net purchases of investments in 2005,

partially offset by:

•	the acquisition of Exubera in 2006 (an increased use of cash of $1.4 billion).

Net Cash Used in Financing Activities

During the first quarter of 2006, net cash used in financing activities was $8.8 billion, as compared to $818 million in the same period in 2005. The increase in net cash used in financing activities was primarily attributable to:

•	net repayments of $6.2 billion on total borrowings in 2006, compared to net borrowings of $1.4 billion in 2005 (an increased use of cash of $7.6 billion), and

•	an increase in cash dividends paid of $343 million as compared to the first quarter of 2005 primarily due to an increase in the dividend rate.

In June 2005, we announced a new $5 billion share-purchase program which is being funded by operating cash flows. Through the first quarter of 2006, we purchased approximately 60 million shares under the new program for approximately $1.5 billion.

In October 2004, we announced a $5 billion share-purchase program, which we completed in the second quarter of 2005 and was funded from operating cash flows. In total, under the October 2004 program, we purchased approximately 185 million shares.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and at April 2, 2006, recorded amounts for the estimated fair value of these indemnifications are not material.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain, under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

RECENTLY ADOPTED ACCOUNTING STANDARDS

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the guidance provided by Staff Accounting Bulletin (SAB) 107, issued in March 2005. (SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995.) (See Notes to Condensed Consolidated Financial Statements - Note 3, Adoption of New Accounting Standards, and Note 13, Share-Based Payments).

OUTLOOK

Results in 2006 have been, and will continue to be, impacted by the loss of U.S. exclusivity of certain key products since the beginning of 2004 and will be impacted by the loss of U.S. exclusivity of Zoloft at the end of the second quarter of 2006. Revenues also have been, and may continue to be, impacted by uncertainty related to selective COX-2 inhibitors, as well as lower prescription growth or increased competition in key markets in the U.S., such as the erectile-dysfunction market. We continue to expect 2006 revenues to be comparable to those in 2005, with growth of in-line and new products substantially replacing revenue declines from loss of exclusivity. The anticipated growth of four products--Lipitor, Celebrex, Lyrica and Geodon--is expected to contribute significantly to our 2006 revenues. We are committed in our efforts to reach our full-year revenue goal for Lipitor, although it is an aggressive target given a challenging environment and a slower than expected start to the year. New clinical data, educational campaigns on Lipitor that highlight its unique benefit profile, and advantageous formulary positioning are expected to contribute to growth. The same commitment is true for Celebrex, which remains an important treatment option for millions of arthritis patients. In the first quarter of 2006, Geodon delivered excellent results and Lyrica exceeded our high initial expectations. The contribution of new products is expected to continue to accelerate as we launch new products throughout the year.

We now expect AtS-related synergies of at least $2 billion in 2006, an increase of at least $1.2 billion over 2005 synergies.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment for 2006, of forecasted 2006 Adjusted income and Adjusted diluted EPS to forecasted 2006 reported Net income and reported diluted EPS follows:

($ billions, except per-share amounts)	Net Income(a)	Diluted EPS(a)

Forecasted Adjusted income/diluted EPS	~$15.0	~$2.00
Intangible amortization, net of tax	(2.3)	(0.32)
Adapting to scale costs, net of tax	(1.1 -1.4)	(0.15-0.19)
Equity sales / other	0.1	0.01
Resolution of certain tax positions	0.4	0.06
Forecasted reported Net income/diluted EPS(b)	~$ 11.8 - $12.1	~$1.56 - $1.60

Forecasted cash flow from operations is expected to be over $16 billion. (a)

(a)

Does not include the impacts of business-development transactions that have not been completed as of the end of the first quarter of 2006, as well as any potential impacts in connection with exploring strategic options for the Consumer Healthcare business.

(b)	Estimates of 2006 reported Net income have been revised to reflect lower restructuring and implementation costs associated with our AtS productivity initiative in 2006.

Our forecasted financial performance in 2006 is subject to a number of factors and uncertainties--as described in the "Forward Looking Information and Factors That May Affect Future Results" section below. Some of these factors and uncertainties may persist over our planning horizon.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our Company's financial results and estimates, business prospects, in-line products and product candidates that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the success of research and development activities;

•

decisions by regulatory authorities regarding whether and when to approve our drug applications as well as their decisions regarding labeling and other matters that could affect the availability or commercial potential of our products;

•	the speed with which regulatory authorizations, pricing approvals, and product launches may be achieved;

•	competitive developments affecting our current growth products;

•	the ability to successfully market both new and existing products domestically and internationally;

•	difficulties or delays in manufacturing;

•	trade buying patterns;

•	the ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;

•	the impact of existing and future regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment;

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

•	the Company's ability to protect its patents and other intellectual property both domestically and internationally;

•	interest rate and foreign-currency exchange-rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations;

•	changes in U.S. generally accepted accounting principles;

•	any changes in business, political and economic conditions due to the threat of future terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	growth in costs and expenses;

•	changes in our product, segment and geographic mix; and

•

the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including the impact of the possible sale or spin-off of our Consumer Healthcare business and our ability to realize the projected benefits of our Adapting to Scale multi-year productivity initiative.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2005 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors and Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2005 Financial Report, which is filed as exhibit 13 to our 2005 Form 10-K. We currently invest and borrow primarily on a short-term or effectively variable-rate basis.

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

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we do wish to highlight some changes which, taken together, will have a favorable impact on our controls over a multi-year period.

In January 2006, we implemented new information systems for our financial statement consolidation. This initiative further strengthened the overall design and operating effectiveness of our financial reporting controls. Additionally, we have begun a multi-year initiative to outsource some transaction-processing activities within certain accounting processes and are migrating to a consistent enterprise resource planning system across the organization. This is an enhancement of on-going activities to further develop our financial shared service capabilities and standardize our financial systems. None of these initiatives are in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 18 to the consolidated financial statements included in our 2005 Financial Report and in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Product Liability Matters

Asbestos

On May 3, 2006, the balloting agent in the previously reported Chapter 11 bankruptcy proceeding involving Quigley Company, Inc. (Quigley), a wholly owned subsidiary of Pfizer, certified that the claimants approved by more than the requisite number of votes the reorganization plan that had been filed by Quigley in the U.S. Bankruptcy Court for the Southern District of New York. The reorganization plan also must be approved by both the Bankruptcy Court and the U.S. District Court for the Southern District Court of New York. If approved by the courts, the reorganization plan will resolve all pending and future claims against Quigley and Pfizer in which claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust.

Hormone-Replacement Therapy

As previously reported, Pfizer and certain affiliates of Pfizer, along with several other pharmaceutical manufacturers, have been named as defendants in a number of lawsuits in various federal and state courts alleging personal injury resulting from the use of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. As the result of the voluntary dismissal of certain purported class actions and the withdrawal of the class action allegations by the plaintiffs in certain other actions, this litigation now consists of individual actions and a few purported statewide class actions.

Consumer and Commercial Matters

Lipitor

Since March 2006, a number of purported class actions have been filed against us in various federal courts alleging claims relating to the promotion of Lipitor. The plaintiffs allege that, through patient and medical education programs and other actions, the Company promoted Lipitor for use by certain patients contrary to cholesterol guidelines, which are referenced in the product labeling, that recommend changes to diet and exercise.

The plaintiffs seek to represent nationwide and certain statewide classes consisting of health and welfare funds and other third-party payors that purchased Lipitor for such patients or reimbursed such patients for the purchase of Lipitor since January 1, 2002. Each of the actions alleges, among other things, fraud, unjust enrichment and the violation of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") and certain state consumer fraud statutes and seeks monetary and injunctive relief, including treble damages.

Tax Matters

On January 25, 2006, the Company was notified by the IRS Appeals Division that a resolution had been reached on the matter that we were in the process of appealing related to the tax deductibility of a breakup fee paid by Warner-Lambert Company in 2000. As a result, in the first quarter of 2006 we recorded a tax benefit of approximately $441 million related to the resolution of this issue.

The IRS is currently conducting audits of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005 and 2006 tax years are also currently under audit under the IRS Compliance Assurance Process, a recently introduced real time audit process.

With respect to Pharmacia Corporation, the IRS has completed audits of the tax returns for the years 2000 through 2002 and is currently conducting an audit for the year 2003 through the date of the merger with Pfizer (April 16, 2003).

We periodically reassess the likelihood of assessments resulting from audits of federal, state and foreign income tax filings. We believe that our accruals for tax liabilities are adequate for all open years.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the fiscal first quarter of 2006:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2006 through January 31, 2006	38,616	$24.70	--	$4,506,758,855
February 1, 2006 through February 28, 2006	11,632,281	$25.74	11,611,800	$4,207,854,134
March 1, 2006 through April 2, 2006	27,876,787	$26.16	26,797,200	$3,506,952,010
Total	39,547,684	$26.04	38,409,000

(a)	On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the "2005 Stock Purchase Plan").
(b)

In addition to purchases under 2005 Stock Purchase Plan, this column reflects the following transactions during the fiscal first quarter of 2006: (i) the deemed surrender to Pfizer of 71,259 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 68,118 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 999,307 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The shareholders of the Company voted on 10 items at the Annual Meeting of Shareholders held on April 27, 2006:

1.	the election of thirteen directors to terms ending in 2007
2.	a proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2006
3.	a management proposal to amend the Company's Restated Certificate of Incorporation to eliminate the supermajority vote requirements and fair price provision
4.	a shareholder proposal relating to term limits for Directors
5.	a shareholder proposal requesting reporting on pharmaceutical price restraint
6.	a shareholder proposal relating to cumulative voting
7.	a shareholder proposal requesting separation of roles of Chairman and CEO
8.	a shareholder proposal requesting a report on political contributions
9.	a shareholder proposal requesting a report on the feasibility of amending Pfizer's corporate policy on laboratory animal care and use
10.	a shareholder proposal requesting justification for financial contributions which advance animal-based testing methodologies

The nominees for directors were elected based upon the following votes:

Nominee	Votes For	Votes Withheld

Michael S. Brown	6,102,310,577	169,316,436
M. Anthony Burns	5,782,328,339	489,298,674
Robert N. Burt	6,088,164,988	183,462,025
W. Don Cornwell	6,070,350,747	201,276,266
William H. Gray III	6,069,818,563	201,808,450
Constance J. Horner	6,054,431,318	217,195,695
William R. Howell	6,062,804,584	208,822,429
Stanley O. Ikenberry	6,022,468,102	249,158,911
George A. Lorch	4,917,678,164	1,353,948,849
Henry A. McKinnell	6,036,199,359	235,427,654
Dana G. Mead	4,897,576,886	1,374,050,127
Ruth J. Simmons	6,101,433,765	170,193,248
William C. Steere, Jr.	5,969,834,481	301,792,532

The proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2006 received the following votes:

•	6,127,461,331	Votes for approval
•	92,212,170	Votes against
•	51,953,512	Abstentions
	There were no broker non-votes for this item.

The management proposal to amend the Company's Restated Certificate of Incorporation to eliminate the supermajority vote requirements and fair price provision received the following votes:

•	6,080,045,369	Votes for approval
•	116,218,734	Votes against
•	65,471,697	Abstentions
	There were no broker non-votes for this item.

The shareholder proposal relating to term limits for Directors received the following votes:

•	329,621,061	Votes for approval
•	4,549,417,890	Votes against
•	72,870,252	Abstentions
•	1,319,717,810	Broker non-votes

The shareholder proposal requesting reporting on pharmaceutical price restraint received the following votes:

•	306,370,118	Votes for approval
•	4,074,948,434	Votes against
•	570,590,651	Abstentions
•	1,319,717,810	Broker non-votes

The shareholder proposal relating to cumulative voting received the following votes:

•	1,921,168,368	Votes for approval
•	2,930,414,590	Votes against
•	100,326,245	Abstentions
•	1,319,717,810	Broker non-votes

The shareholder proposal requesting separation of roles of Chairman and CEO received the following votes:

•	1,873,534,534	Votes for approval
•	3,008,731,582	Votes against
•	69,643,087	Abstentions
•	1,319,717,810	Broker non-votes

The shareholder proposal requesting a report on political contributions received the following votes:

•	443,207,460	Votes for approval
•	3,864,687,453	Votes against
•	644,014,290	Abstentions
•	1,319,717,810	Broker non-votes

The shareholder proposal requesting a report on the feasibility of amending Pfizer's corporate policy on laboratory animal care and use received the following votes:

•	279,343,928	Votes for approval
•	4,076,195,537	Votes against
•	596,369,738	Abstentions
•	1,319,717,810	Broker non-votes

The shareholder proposal requesting justification for financial contributions which advance animal-based testing methodologies received the following votes:

•	232,512,838	Votes for approval
•	4,121,285,648	Votes against
•	598,110,717	Abstentions
•	1,319,717,810	Broker non-votes

Item 5.  Other Information.

None

Item 6.	Exhibits.

	1) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	2) Exhibit 15	-	Accountants' Acknowledgment

	3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PFIZER INC. AND SUBSIDIARY COMPANIES

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: May 8, 2006	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Three Months Ended April 2,	Year Ended December 31,
(in millions, except ratios)	2006	2005	2004	2003	2002	2001

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$4,427	$11,534	$14,007	$3,246	$11,766	$9,963
Less:
Minority interests	4	16	10	3	6	14
Income adjusted for minority interest	4,423	11,518	13,997	3,243	11,760	9,949
Add:
Fixed charges	223	635	510	442	322	305
Total earnings as defined	$4,646	$12,153	$14,507	$3,685	$12,082	$10,254

Fixed charges:
Interest expense (a)	$181	$471	$347	$270	$251	$266
Preferred stock dividends (b)	4	14	12	10	--	--
Rents (c)	38	150	151	162	71	39
Fixed charges	223	635	510	442	322	305

Capitalized interest	8	17	12	20	28	56

Total fixed charges	$231	$652	$522	$462	$350	$361

Ratio of earnings to fixed charges	20.1	18.6	27.8	8.0	34.5	28.4

All financial information reflects the following as discontinued operations for 2006, 2005, 2004 and 2003: certain European generics businesses and for 2004 and 2003, our in-vitro allergy and autoimmune diagnostics testing, and surgical ophthalmics as well as, for 2004, 2003, 2002 and 2001 certain non-core consumer healthcare product lines (primarily marketed in Europe).

All financial information reflects the following as discontinued operations for 2003, 2002, and 2001: our confectionery, shaving and fish-care products businesses, as well as the Estrostep, Loestrin and femhrt women's health product lines for all the years presented.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 8, 2006, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended April 2, 2006, in the following Registration Statements:

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
May 8, 2006

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

Date:  May 8, 2006

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

Date:  May 8, 2006

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Henry A. McKinnell, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended April 2, 2006 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Henry A. McKinnell
 Henry A. McKinnell
Chairman of the Board and Chief Executive Officer
May 8, 2006

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended April 2, 2006 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
 Alan G. Levin
Senior Vice President and Chief Financial Officer
May 8, 2006

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