Form 10-Q
period 2006-07-02
PFIZER INC
filed 2006-08-11
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

YES                    NO     X

At July 31, 2006, 7,291,451,351 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
July 2, 2006

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements:

Condensed Consolidated Statements of Income for the three months and six months ended July 2, 2006 and July 3, 2005	3

Condensed Consolidated Balance Sheets at July 2, 2006 and December 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2006 and July 3, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	23

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.
Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	53

Item 1A.
Risk Factors	54

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.
Defaults Upon Senior Securities	55

Item 4.
Submission of Matters to a Vote of Security Holders	55

Item 5.
Other Information	55

Item 6.
Exhibits	55

Signature	56

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions of dollars, except per common share data)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenues	$11,741	$11,452	$23,488	$23,595

Costs and expenses:
Cost of sales(a)	1,790	1,762	3,461	3,639
Selling, informational and administrative expenses(a)	3,881	3,766	7,276	7,431
Research and development expenses(a)	1,742	1,830	3,285	3,547
Amortization of intangible assets	823	856	1,648	1,736
Merger-related in-process research and development charges	513	260	513	262
Restructuring charges and merger-related costs	268	264	567	480
Other (income)/deductions - net	(359)	(198)	(615)	854

Income from continuing operations before provision/(benefit) for taxes on income and minority interests	3,083	2,912	7,353	5,646

Provision/(benefit) for taxes on income	790	(464)	1,052	2,111

Minority interests	3	1	5	4

Income from continuing operations	2,290	3,375	6,296	3,531

Discontinued operations:
Income from discontinued operations - net of tax	108	88	210	191
Gains on sales of discontinued operations - net of tax	17	--	20	41

Discontinued operations - net of tax	125	88	230	232

Net income	$2,415	$3,463	$6,526	$3,763

Earnings per common share - basic:
Income from continuing operations	$0.31	$0.46	$0.86	$0.48
Discontinued operations - net of tax	0.02	0.01	0.03	0.03
Net income	$0.33	$0.47	$0.89	$0.51

Earnings per common share - diluted:
Income from continuing operations	$0.31	$0.46	$0.86	$0.48
Discontinued operations - net of tax	0.02	0.01	0.03	0.03
Net income	$0.33	$0.47	$0.89	$0.51

Weighted-average shares used to calculate earnings per common share:
Basic	7,282	7,366	7,298	7,391

Diluted	7,305	7,418	7,330	7,445

Cash dividends paid per common share	$0.24	$0.19	$0.48	$0.38

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 12B, Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	July 2, 2006*	Dec. 31, 2005**
ASSETS
Current Assets
Cash and cash equivalents	$1,921	$2,247
Short-term investments	12,829	19,979
Accounts receivable, less allowance for doubtful accounts	9,275	9,103
Short-term loans	511	510
Inventories	6,392	5,478
Prepaid expenses and taxes	3,262	2,903
Assets of discontinued operations and other assets held for sale	6,804	6,659
Total current assets	40,994	46,879
Long-term investments and loans	2,387	2,497
Property, plant and equipment, less accumulated depreciation	16,483	16,233
Goodwill	21,057	20,985
Identifiable intangible assets, less accumulated amortization	26,134	26,244
Other assets, deferred taxes and deferred charges	4,495	4,860
Total assets	$111,550	$117,698

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt	$3,779	$11,589
Accounts payable	1,740	2,073
Dividends payable	1,757	1,772
Income taxes payable	4,356	3,618
Accrued compensation and related items	1,399	1,602
Other current liabilities	5,655	6,564
Liabilities of discontinued operations and other liabilities held for sale	1,369	1,237
Total current liabilities	20,055	28,455

Long-term debt	5,450	6,347
Pension benefit obligations	2,721	2,681
Postretirement benefit obligations	1,447	1,424
Deferred taxes	10,369	10,392
Other noncurrent liabilities	3,019	2,635
Total liabilities	43,061	51,934

Shareholders' Equity
Preferred stock	152	169
Common stock	440	439
Additional paid-in capital	68,217	67,759
Employee benefit trust, at fair value	(700)	(923)
Treasury stock	(41,755)	(39,767)
Retained earnings	40,627	37,608
Accumulated other comprehensive income	1,508	479

Total shareholders' equity	68,489	65,764
Total liabilities and shareholders' equity	$111,550	$117,698

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005

Operating Activities:
Net income	$6,526	$3,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,694	2,776
Share-based compensation expense	326	79
Merger-related in-process research and development charges	513	262
Intangible asset impairments and other associated non-cash charges	--	1,213
Gains on disposal of investments, products and product lines	(114)	(53)
Gains on sales of discontinued operations	(31)	(65)
Deferred taxes from continuing operations	(438)	(931)
Other deferred taxes	45	93
Other non-cash adjustments	219	215
Changes in assets and liabilities (net of businesses acquired and divested)	(636)	(369)

Net cash provided by operating activities	9,104	6,983

Investing Activities:
Purchases of property, plant and equipment	(887)	(997)
Purchases of short-term investments	(5,663)	(7,441)
Proceeds from redemptions of short-term investments	13,239	12,570
Purchases of long-term investments	(248)	(560)
Proceeds from sales of long-term investments	47	568
Purchases of other assets	(78)	(99)
Proceeds from sales of other assets	3	6
Proceeds from the sales of businesses, products and product lines	14	101
Acquisitions, net of cash acquired	(1,989)	(255)
Other investing activities	(116)	276

Net cash provided by investing activities	4,322	4,169

Financing Activities:
Increase in short-term borrowings, net	938	90
Principal payments on short-term borrowings	(10,583)	(5,800)
Proceeds from issuances of long-term debt	1,054	2
Principal payments on long-term debt	(2)	(22)
Purchases of common stock	(2,000)	(3,304)
Cash dividends paid	(3,468)	(2,930)
Stock option transactions and other	318	278

Net cash used in financing activities	(13,743)	(11,686)
Effect of exchange-rate changes on cash and cash equivalents	(9)	2
Net decrease in cash and cash equivalents	(326)	(532)
Cash and cash equivalents at beginning of period	2,247	1,808

Cash and cash equivalents at end of period	$1,921	$1,276

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$921	$1,296
Interest	414	329

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 28, 2006 and May 29, 2005.

We made certain reclassifications to the 2005 condensed consolidated financial statements to conform to the 2006 presentation. These reclassifications are primarily related to discontinued operations (see Note 3, Discontinued Operations) as well as to better reflect jurisdictional netting of deferred taxes.

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

Note 2.  Acquisitions

On May 16, 2006, we completed the acquisition of all of the outstanding shares of Rinat Neuroscience Corp., a biologics company with several new central-nervous-system product candidates. In connection with the acquisition, as part of our preliminary purchase price allocation, we recorded $478 million, pre-tax, in Merger-related in-process research and development charges.

On February 28, 2006, we completed the acquisition of the sanofi-aventis world-wide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). In connection with the acquisition, as part of our preliminary purchase price allocation, we recorded an intangible asset for developed technology rights of approximately $1.0 billion, inventory valued at $218 million and goodwill of approximately $166 million, all of which have been allocated to our Human Health segment. The amortization of the developed technology rights will be primarily included in Cost of Sales.  Given the size and complexity of the acquisition, the fair valuation and allocation work is still being finalized and is expected to be completed in the third quarter. To the extent that our estimates need to be adjusted, we will do so. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

Note 3.  Discontinued Operations

We evaluate our businesses and product lines periodically for strategic fit within our operations. As a result of our evaluation, we decided to sell a number of businesses and product lines, certain of which qualified for Discontinued operations treatment:

•

In June 2006, we entered into an agreement to sell our Consumer Healthcare business for approximately $16.6 billion in cash. This business comprises substantially all of our former Consumer Healthcare segment and other associated amounts, such as purchase-accounting impacts and merger-related costs, and restructuring and implementation costs related to our Adapting to Scale (AtS) productivity initiative, previously reported in the Corporate/Other segment. In addition, certain manufacturing facility assets and liabilities, which were previously part of our Human Health or Corporate/Other segment, are included in the planned sale of the Consumer Healthcare business. In connection with  the decision to sell this business, for all periods presented, the operating results associated with this business that will be discontinued have been reclassified into Discontinued operations - net of tax in the condensed consolidated statements of income and the assets and liabilities associated with this business that will be sold have been reclassified into Assets/Liabilities of discontinued operations and other assets/liabilities held for sale, as appropriate, on the condensed consolidated balance sheets. The divestiture of the Consumer Healthcare business is expected to close in late 2006 and is subject to customary closing conditions, including receipt of regulatory approvals.

•

In the first quarter of 2005, we sold the second of three European generic pharmaceutical businesses, which had been included in our Human Health segment, for 70 million euros (approximately $93 million) and recorded a gain of $57 million ($36 million, net of tax) in Gains on sales of discontinued operations - net of tax in the condensed consolidated statement of income. In addition, we recorded an impairment charge of $9 million ($6 million, net of tax) related to the third European generic business in Income from discontinued operations - net of tax in the condensed consolidated statement of income for the six months ended July 3, 2005.

The following amounts, primarily related to our Consumer Healthcare business, have been segregated from continuing operations and included in Discontinued operations - net of tax in the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(in millions)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenues	$1,027	$987	$1,946	$1,951

Pre-tax income	$160	$134	$315	$290
Provision for taxes on income	(52)	(46)	(105)	(99)
Income from operations of discontinued businesses - net of tax	108	88	210	191
Pre-tax gains on sales of discontinued businesses	26	--	31	65
Provision for taxes on gains	(9)	--	(11)	(24)
Gains on sales of discontinued businesses - net of tax	17	--	20	41
Discontinued operations-net of tax	$125	$88	$230	$232

The following assets and liabilities, primarily related to our Consumer Healthcare business, have been segregated and included in Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations and other liabilities held for sale, as appropriate, in the condensed consolidated balance sheets:

(in millions)	July 2, 2006	Dec. 31, 2005

Accounts receivable, less allowance for doubtful accounts	$742	$661
Inventories	567	561
Prepaid expenses and taxes	81	71
Property, plant and equipment - net	986	1,002
Goodwill	2,756	2,789
Identifiable intangible assets, less accumulated amortization	1,643	1,557
Other assets, deferred taxes and deferred charges	29	18
Assets of discontinued operations and other assets held for sale	$6,804	$6,659

Current liabilities	$610	$538
Other	759	699
Liabilities of discontinued operations and other liabilities held for sale	$1,369	$1,237

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant for the six months ended July 2, 2006 and July 3, 2005.

Note 4. Adoption of New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin (SAB) No. 107, issued in March 2005. (SFAS 123R replaced SFAS 123, Stock-Based Compensation, issued in 1995.) We have elected the modified prospective application transition method of adoption and, as such, prior-period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS 123, must also be recognized in the consolidated statement of income.

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

The adoption of SFAS 123R primarily impacted our accounting for stock options (see Note 14, Share-Based Payments).

Note 5.  Asset Impairment Charge

In the first six months of 2005, we recorded charges totaling $1.2 billion ($761 million, net of tax) in connection with the decision to suspend sales of Bextra. The pre-tax charge included $1.1 billion related to the impairment of developed technology rights and $7 million related to the write-off of machinery and equipment, both of which were included in Other (income)/deductions - net (see Note 12, Goodwill and Other Intangible Assets).

Note 6.  Adapting to Scale Productivity Initiative

We incurred the following costs in connection with our Adapting to Scale (AtS) productivity initiative, which was launched in early 2005:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Implementation costs(a)	$180	$33	$365	$33
Restructuring charges(b)	262	21	556	21
Total AtS costs	$442	$54	$921	$54

(a)

Included in Cost of sales ($104 million), Selling, informational and administrative expenses ($58 million), Research and development expenses ($40 million) and Other (income)/deductions - net ($22 million income) for the three months ended July 2, 2006 and included in Cost of sales ($228 million), Selling, informational and administrative expenses ($97 million), Research and development expenses ($62 million) and Other (income)/deductions - net ($22 million income) for the six months ended July 2, 2006. Included in Cost of sales ($1 million), Selling, informational and administrative expenses ($21 million), and Research and development expenses ($11 million) for the three months and six months ended July 3, 2005.

(b)	Included in Restructuring charges and merger-related costs.

Included in Discontinued operations - net of tax are additional pre-tax AtS costs of $7 million and $15 million for the three months and six months ended July 2, 2006.

Through July 2, 2006, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our U.S. marketing and worldwide research and development operations, while the implementation costs primarily relate to system and process standardization, as well as the expansion of shared services.

The components of restructuring charges associated with AtS follow:

(millions of dollars)	Costs Incurred Through July 2, 2006	Utilization Through July 2, 2006	Accrual as of July 2, 2006	(a)

Employee termination costs	$635	$528	$107
Asset impairments	299	299	--
Other	61	22	39
	$995	$849	$146

(a)	Included in Other current liabilities.

During the three months and six months ended July 2, 2006, we expensed $166 million and $331 million for Employee termination costs, $58 million and $177 million for Asset impairments, and $38 million and $48 million in Other. Through July 2, 2006, Employee termination costs represent the approved reduction of the workforce by 5,096 employees, mainly in manufacturing, sales and research. We notified affected individuals and 4,714 employees were terminated as of July 2, 2006. Employee termination costs are recorded as incurred and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write off inventory and write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 7.  Merger-Related Costs

We incurred the following merger-related costs:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Integration costs	$3	$191	$5	$293
Restructuring charges	3	52	6	166
Total merger-related costs(a)	$6	$243	$11	$459

(a)	Included in Restructuring charges and merger-related costs. Amounts in 2005 primarily relate to our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003.

Included in Discontinued operations - net of tax are additional pre-tax merger-related costs of $4 million and $5 million for the three months and six months ended July 2, 2006 and $9 million and $16 million for the three months and six months ended July 3, 2005.

Restructuring charges included severance, costs of vacating duplicative facilities, contract termination and other exit costs.

Note 8.  Taxes on Income

A.  Taxes on Income

On January 23, 2006, the Internal Revenue Service (IRS) issued final regulations on Statutory Mergers and Consolidations, which impacted certain prior-period transactions. In the first quarter of 2006, we recorded a tax benefit of $217 million, reflecting the total impact of these regulations.

In the first six months of 2005, we recorded an income tax charge of $1.7 billion, included in Provision/(benefit) for taxes on income, in connection with our decision to repatriate about $37 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 (the Jobs Act). In the first quarter of 2005, we recorded an initial estimate of $2.2 billion based on the decision to repatriate $28.3 billion of foreign earnings; in the second quarter of 2005, we reduced our original estimate of the tax charge by $490 million, due primarily to guidance issued by the U.S. Treasury in the second quarter of 2005, partially offset by our decision to increase the amount of the repatriation.

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

The IRS is currently conducting audits of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005 and 2006 tax years are also currently under audit under the IRS Compliance Assurance Process, a recently introduced real-time audit process.

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

Note 9.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Net income	$2,415	$3,463	$6,526	$3,763
Other comprehensive income/(expense):
Currency translation adjustment and other(a)	688	(708)	998	(985)
Net unrealized gains/(losses) on derivative financial instruments(b)	22	(8)	93	(27)
Net unrealized gains/(losses) on available-for-sale securities(b)	(36)	(48)	(33)	(119)
Minimum pension liability(b)	(17)	16	(29)	14
Total other comprehensive income/(expense)	657	(748)	1,029	(1,117)
Total comprehensive income	$3,072	$2,715	$7,555	$2,646

(a)

Includes changes in currency translation adjustments of $19 million and $21 million for the three months and six months ended July 2, 2006, and  ($17) million and ($25) million for the three months and six months ended July 2, 2005 related to discontinued operations.

(b)	Amounts associated with discontinued operations are not significant.

Note 10.  Financial Instruments

A.  Long-Term Debt

On February 22, 2006, we issued the following Japanese yen fixed-rate bonds, to be used for general corporate purposes:

•	$508 million equivalent, senior unsecured notes, due February 2011, which pay interest semi-annually, beginning on August 22, 2006, at a rate of 1.2%; and

•	$466 million equivalent, senior unsecured notes, due February 2016, which pay interest semi-annually, beginning on August 22, 2006, at a rate of 1.8%.

The notes were issued under a $5 billion debt shelf registration filed with the SEC in November 2002. As of July 2, 2006, we had the ability to borrow approximately $1 billion by issuing debt securities under that debt shelf registration statement.

In May 2006, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which were included in Long-term debt as of December 31, 2005 and included in Short-term debt as of July 2, 2006. Notice to call was given to the Trustees and the notes were redeemed early in the third quarter of 2006.

B.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the first six months of 2006.

Foreign Exchange Risk

During the first six months of 2006, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of July 2, 2006 (millions of dollars)	Maturity Date
Forward	OCL		--		Short-term foreign currency assets and liabilities(d)	$1,074	2006
Forward	Prepaid		CF		Euro intercompany loan	792	2006
LT yen debt	LTD		NI		Yen net investments	523	2011
LT yen debt	LTD		NI		Yen net investments	480	2016

(a)	Forward = Forward-exchange contracts; LT yen debt = Long-term yen debt
(b)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge foreign exchange risk. OCL = Other current liabilities; Prepaid = Prepaid expenses and taxes; LTD = Long-term debt

(c)	CF = Cash flow hedge; NI = Net investment hedge
(d)

Forward-exchange contracts used to offset short-term foreign currency assets and liabilities were primarily for intercompany transactions in euros, Japanese yen, Canadian dollars, U.K. pounds and Australian dollars.

These foreign exchange instruments serve to protect us against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions.

Note 11.  Inventories

The components of inventories follow:

(millions of dollars)	July 2, 2006	Dec. 31, 2005

Finished goods	$2,223	$1,742
Work-in-process	3,153	2,379
Raw materials and supplies	1,016	1,357
Total inventories(a)	$6,392	$5,478

(a)	Increase primarily due to the acquisition of sanofi-aventis' Exubera inventory, the build-up of inventory in advance of product launches and the impact of foreign exchange.

Note 12.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended July 2, 2006 follow:

(millions of dollars)	Human Health	Animal Health	Other	Total

Balance, December 31, 2005	$20,919	$56	$10	$20,985
Additions(a)	166	--	--	166
Other(b)	(99)	5	--	(94)
Balance, July 2, 2006	$20,986	$61	$10	$21,057

(a)	Primarily related to Exubera.
(b)	Includes a reduction to goodwill related to the resolution of certain tax positions, partially offset by the impact of foreign exchange.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Human Health segment, follow:

	July 2, 2006		Dec. 31, 2005
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed technology rights	$32,426	$(10,637)	$30,729	$(8,810)
Brands	887	(73)	885	(51)
License agreements	155	(34)	152	(27)
Trademarks	109	(69)	106	(65)
Other(a)	518	(247)	446	(203)
Total amortized finite-lived intangible assets	34,095	(11,060)	32,318	(9,156)
Indefinite-lived intangible assets:
Brands	2,990	--	2,990	--
Trademarks	79	--	79	--
Other(b)	30	--	13	--
Total indefinite-lived intangible assets	3,099	--	3,082	--
Total identifiable intangible assets	$37,194	$(11,060)	$35,400	$(9,156)

Total identifiable intangible assets, less accumulated amortization	$26,134	$26,244

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

In the first six months of 2006, we acquired the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera. In connection with the acquisition, we recorded an intangible asset for developed technology rights of approximately $1.0 billion. The amortization of these developed technology rights will be primarily included in Cost of Sales.

In the first six months of 2005, we recorded an impairment charge of $1.1 billion in Other (income)/deductions - net related to the developed technology rights for Bextra, a selective COX-2 inhibitor (included in our Human Health segment) in connection with the decision to suspend sales of Bextra. In addition, in connection with the suspension, we recorded $7 million related to the write-off of machinery and equipment included in Other (income)/deductions - net; $56 million in write-offs of inventory and exit costs, included in Cost of sales; $5 million related to the costs of administering the suspension of sales, included in Selling, informational and administrative expenses; and $173 million for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute our products are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $848 million and $874 million for the three months ended July 2, 2006 and July 3, 2005, and $1.7 billion and $1.8 billion for the six months ended July 2, 2006 and July 3, 2005.

Included in Discontinued operations - net of tax is additional pre-tax amortization expense for finite-lived intangible assets of $4 million and $3 million for the three months ended July 2, 2006 and July 3, 2005 and $7 million and $5 million for the six months ended July 2, 2006 and July 3, 2005.

The annual amortization expense expected for the fiscal years 2006 through 2011 is $3.4 billion in 2006; $3.3 billion in 2007; $2.7 billion in 2008; and $2.5 billion in 2009, 2010 and 2011.

Note 13.  Benefit Plans

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the three months ended July 2, 2006 and July 3, 2005 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$92	$80	$11	$10	$75	$76	$12	$10
Interest cost	112	102	15	14	76	78	31	28
Expected return on plan assets	(154)	(149)	--	--	(79)	(80)	(6)	(5)
Amortization of:
Prior service costs/(credits)	2	3	(1)	1	--	--	1	(1)
Net transition obligation	--	--	--	--	1	1	--	--
Actuarial losses	28	25	10	9	25	23	8	5
Curtailments and settlements - net	21	--	1	--	7	10	12	--
Special termination benefits	4	--	--	--	7	3	2	--
Less: amounts included in discontinued operations	(4)	(4)	(1)	(1)	(4)	(4)	(1)	(1)
Net periodic benefit costs	$101	$57	$35	$33	$108	$107	$59	$36

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the six months ended July 2, 2006 and July 3, 2005 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2006	2005	2005	2005	2006	2005	2006	2005

Service cost	$186	$159	$22	$19	$149	$153	$24	$19
Interest cost	224	206	30	29	150	158	63	56
Expected return on plan assets	(315)	(297)	--	--	(156)	(161)	(14)	(11)
Amortization of:
Prior service costs/(credits)	4	7	(1)	1	--	(1)	1	--
Net transition obligation	--	--	--	--	1	1	--	--
Actuarial losses	59	51	21	19	51	48	17	10
Curtailments and settlements - net	25	--	--	--	9	10	15	--
Special termination benefits	10	--	--	--	11	10	5	--
Less: amounts included in discontinued operations	(8)	(8)	(1)	(1)	(8)	(7)	(2)	(2)
Net periodic benefit costs	$185	$118	$71	$67	$207	$211	$109	$72

For the first six months of 2006, we contributed from the Company's general assets, $59 million to our U.S. supplemental (non-qualified) pension plans, $294 million to our international pension plans, and $88 million to our postretirement plans. In July 2006, we made voluntary tax-deductible contributions in excess of minimum funding requirements of $450 million to certain of our U.S. qualified pension plans and voluntary tax-deductible contributions of $90 million to certain of our postretirement plans.

During 2006, we expect to contribute, from the Company's general assets, a total of $453 million to our U.S. qualified pension plans, $76 million to our U.S. supplemental (non-qualified) pension plans, $449 million to our international pension plans and $253 million to our postretirement plans. Contributions expected to be made for 2006 are inclusive of amounts contributed during the first six months of 2006 and voluntary contributions made in July 2006. The contributions from the Company's general assets include direct employer benefit payments. Amounts associated with discontinued operations are not significant.

Note 14.  Share-Based Payments

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

•

Performance share awards (PSAs) and performance-contingent share awards (PCSAs), which entitle the holder to receive, at the end of a vesting term, a number of shares of Pfizer common stock, within a range of shares from zero to a specified maximum, calculated using a non-discretionary formula that measures Pfizer's performance relative to an industry peer group.

•

Restricted stock grants, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Pfizer common stock, and which also entitle the holder to receive dividends paid on such grants.

The Company's shareholders approved the Pfizer Inc. 2004 Stock Plan (the 2004 Plan) at the Annual Meeting of Shareholders held on April 22, 2004 and, effective upon that approval, new stock option and other share-based awards may be granted only under the 2004 Plan. The 2004 Plan allows a maximum of 3 million shares to be awarded to any employee per year and 475 million shares in total. RSUs, PSAs, PCSAs and restricted stock grants count as three shares while stock options count as one share under the 2004 Plan toward the maximums.

In the past, we had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on April 22, 2004 continue in accordance with the terms of the respective plans.

As of July 2, 2006, 305 million shares were available for award, which include 26 million shares available for award under the legacy Pharmacia Long-Term Incentive Plan, which reflects award cancellations returned to the pool of available shares for legacy Pharmacia commitments.

Although not required to do so, historically, we have used authorized and unissued shares and, to a lesser extent, shares held in our Employee Benefit Trust to satisfy our obligations under these programs.

A.  Impact on Net Income

The components of share-based compensation expense and the associated tax benefit follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Stock option expense	$100	$--	$221	$--
Restricted stock unit expense	50	37	90	51
Performance share awards and performance-contingent share awards expense	4	20	15	28
Share-based payment expense	154	57	326	79
Tax benefit for share-based compensation expense	(45)	(20)	(93)	(27)
Share-based payment expense, net of tax	$109	$37	$233	$52

Included in Discontinued operations - net of tax is additional share-based compensation expense as shown in the following table:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Share-based payment expense	$7	$2	$15	$3
Tax benefit for share-based compensation expense	(2)	(1)	(5)	(1)
Share-based payment expense, net of tax	$5	$1	$10	$2

Amounts capitalized as part of inventory cost were not significant. In the three months and six months ended July 2, 2006, the impact of modifications under the AtS productivity initiative to share-based awards was not significant and, in the three months and six months ended July 3, 2005, the impact of modifications under the Pharmacia restructuring program was not significant. Generally, these modifications resulted in an acceleration of vesting either in accordance with plan terms or at management's discretion.

B.  Stock Options

Stock options, which entitle the holder to purchase, at the end of a vesting term, a specified number of shares of Pfizer common stock at a price per share set equal to the market price of Pfizer common stock on the date of grant, are accounted for at fair value at the date of grant in the income statement beginning in 2006. These fair values are generally amortized on an even basis over the vesting term into Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate.

In 2005 and earlier years, stock options were accounted for under APB No. 25 using the intrinsic value method in the income statement and fair value information was disclosed. In these disclosures of fair value, we allocated stock option compensation expense based on the nominal vesting period, rather than the expected time to achieve retirement eligibility. In 2006, we changed our method of allocating stock option compensation expense to a method based on the substantive vesting period for all new awards, while continuing to allocate outstanding nonvested awards not yet recognized as of December 31, 2005 under the nominal vesting period method. Specifically, under this prospective change in accounting policy, compensation expense related to stock options granted prior to 2006 that are subject to accelerated vesting upon retirement eligibility is being recognized over the vesting term of the grant, even though the service period after retirement eligibility is not considered to be a substantive vesting requirement. The impact of this change was not significant.

All employees may receive stock option grants. In virtually all instances, stock options vest after three years of continuous service from the grant date and have a contractual term of ten years; for certain members of management, vesting typically occurs in equal annual installments after three, four and five years from the grant date. In all cases, even for stock options that are subject to accelerated vesting upon voluntary retirement, stock options must be held for at least one year from grant date before any vesting may occur. In the event of a divestiture, options held by employees of the divested business are immediately vested and are exercisable from three months to their remaining term, depending on various conditions.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which incorporates a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Expected dividend yield (a)	3.66%	2.72%	3.66%	2.90%
Risk-free interest rate (b)	4.59%	3.75%	4.59%	3.96%
Expected stock price volatility (c)	24.50%	16.90%	24.50%	21.93%
Expected term (d) (years)	6	2.75	6	5.75

(a)	Determined using a constant dividend yield during the expected term of the option.
(b)	Determined using the extrapolated yield on U.S. Treasury zero-coupon issues.
(c)	Determined using implied volatility, after consideration of historical volatility.
(d)	Determined using historical exercise and post-vesting termination patterns.

In the first quarter of 2006, we changed our method of estimating expected stock price volatility to reflect market-based inputs under emerging stock option valuation considerations. We use the implied volatility in a long-term traded option, after consideration of historical volatility. In 2005, we used an average term structure of volatility quoted to us by financial institutions, after consideration of historical volatility.

The following table summarizes all stock option activity during the six months ended July 2, 2006:

	Shares (thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(a) (millions)
Outstanding, January 1, 2006	627,404	$33.51
Granted	68,699	26.20
Exercised	(17,764)	15.52
Forfeited	(4,987)	31.37
Cancelled	(36,909)	32.43
Outstanding, July 2, 2006	636,443	33.31	5.5	$286
Vested and expected to vest(b), July 2, 2006	627,736	33.34	5.5	286
Exercisable, July 2, 2006	436,636	34.50	4.1	286

(a)	Market price of underlying stock less exercise price.
(b)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The following table provides data related to all stock option activity:

	Three Months Ended		Six Months Ended
(millions of dollars, except per stock option amounts and years)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Weighted-average grant date fair value per stock option	$5.42	$3.23	$5.42	$5.15
Aggregate intrinsic value on exercise	$66	$210	$171	$296
Cash received upon exercise	$109	$160	$267	$262
Tax benefits realized related to exercise	$20	$80	$53	$103
Total compensation cost related to nonvested stock options not yet recognized, pre-tax(a)	$567	N/A	$567	N/A
Weighted-average period in years over which stock option compensation cost is expected to be recognized(b)	1.6	N/A	1.6	N/A

(a)	The total compensation cost related to our Consumer Healthcare business is $27 million.
(b)	The planned divestiture of our Consumer Healthcare business does not have a significant impact on this weighted-average period.

C.  Restricted Stock Units

RSUs, which entitle the holder to receive, at the end of a vesting term, a specified number of shares of Pfizer common stock, including shares resulting from dividend equivalents paid on such RSUs, are accounted for at fair value at the date of grant. Most RSUs vest in substantially equal portions each year over five years of continuous service; the fair value related to each year's portion is then amortized evenly into Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. For certain members of senior and key management, vesting may occur after three years of continuous service.

The fair value of each RSU grant is estimated on the grant date using the average price of Pfizer common stock on the date of grant.

The following table summarizes all RSU activity during the six months ended July 2, 2006:

(thousands of shares)	Shares	Weighted-Average Grant Date Fair Value Per Share

Nonvested, January 1, 2006	12,803	$26.89
Granted	12,682	26.15
Vested	(3,300)	27.31
Reinvested dividend equivalents	307	25.01
Forfeited	(782)	26.06
Nonvested, July 2, 2006	21,710	26.36

The following table provides data related to all RSU activity:

	Three Months Ended		Six Months Ended
(millions of dollars, except per RSU amounts and years)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Weighted-average grant date fair value per RSU	$25.75	$27.53	$26.35	$26.24
Total fair value of shares vested	$1	$1	$90	$1
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax(a)	$388	N/A	$388	N/A
Weighted-average period in years over which RSU cost is expected to be recognized(b)	4.3	N/A	4.3	N/A

(a)	The total compensation cost related to our Consumer Healthcare business is $20 million.
(b)	The planned divestiture of our Consumer Healthcare business does not have a significant impact on this weighted-average period.

D.  Performance Share Awards (PSAs) and Performance-Contingent Share Awards (PCSAs)

PSAs in 2006 and PCSAs prior to 2006 entitle the holder to receive, at the end of a vesting term, a number of shares of Pfizer common stock, within a specified range of shares, calculated using a non-discretionary formula that measures Pfizer's performance relative to an industry peer group. PSAs are accounted for at fair value at the date of grant in the income statement beginning with grants in 2006. Further, PSAs are generally amortized on an even basis over the vesting term into Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. For grants in 2005 and earlier years, PCSA grants are accounted for using the intrinsic value method in the income statement.

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

PSA grants made in 2006 will vest and be paid based on a non-discretionary formula that measures our performance using relative total shareholder return over a performance period relative to an industry peer group. If our minimum performance in the measure is below the threshold level relative to the peer group, then no shares will be paid. PCSA grants made prior to 2006 will vest and be paid based on a non-discretionary formula, which measures our performance using relative total shareholder return and relative change in diluted earnings per common share (EPS) over a performance period relative to an industry peer group. If our minimum performance in the measures is below the threshold level relative to the peer group, then no shares will be paid.

As of January 1, 2006, we measure PSA grants at fair value using the average price of Pfizer common stock on the date of grant times the target number of shares. The target number of shares is determined by reference to the fair value of share-based awards to similar employees in the industry peer group. We measure PCSA grants at intrinsic value whereby the probable award was allocated over the term of the award, then the resultant shares are adjusted to the fair value of our common stock at each accounting period until the date of payment.

The following table summarizes all PSA and PCSA activity during the six months ended July 2, 2006, with the shares granted representing the maximum award that could be achieved:

(thousands of shares)	Shares	Weighted-Average Grant Date Value Per Share

Nonvested, January 1, 2006	13,366	$23.32
Granted	1,539	26.19
Vested	(1,583)	26.20
Forfeited(a)	(1,513)	26.20
Nonvested, July 2, 2006	11,809	23.82

(a)

Forfeited includes 345 thousand shares that were forfeited by retirees. At the discretion of the Compensation Committee of the Company's Board of Directors, $9 million in cash was paid to such retirees, which amount was equivalent to the fair value of the forfeited shares pro rated for the portion of the performance period that was completed prior to retirement.

The following table provides data related to all PSA and PCSA activity:

	Three Months Ended		Six Months Ended
(millions of dollars, except per PCSA amounts and years)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Weighted-average grant date intrinsic value per PCSA	$23.47	$27.10	$23.47	$27.10
Total intrinsic value of vested PCSA shares	$--	$--	$50	$56
Total compensation cost related to nonvested PSA grants not yet recognized, pre-tax(a)	$17	N/A	$17	N/A
Weighted-average period in years over which PSA cost is expected to be recognized(b)	2.5	N/A	2.5	N/A

(a)	The total compensation cost related to our Consumer Healthcare business is nominal.
(b)	The planned divestiture of our Consumer Healthcare business does not have a significant impact on this weighted-average period.

We entered into forward-purchase contracts that partially offset the potential impact on net income of our obligation under the pre-2006 PCSAs. At settlement date we will, at the option of the counterparty to each of the contracts, either receive our own stock or settle the contracts for cash. Other contract terms are as follows:

	Per Share	Maximum Maturity (years)
(thousands of shares)	Purchase Price	July 2, 2006	Dec. 31, 2005

3,051	$33.85	0.4	--
3,051	33.84	--	0.4

The financial statements include the following items related to these contracts:

Prepaid expenses and taxes includes:

•	fair value of these contracts

Other (income)/deductions - net includes:

•	changes in the fair value of these contracts

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

These awards have not been significant.

F.  Transition Information

The following table shows the effect on results for the three months and six months ended July 3, 2005 as if we had applied the fair-value-based recognition provisions of SFAS 123R to measure stock-based compensation expense for the option grants:

(millions of dollars, except per common share data)	Three Months Ended July 3,2005	Six Months Ended July 3,2005

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP(a)	$3,461	$3,761
Compensation expense - net of tax(b)	(104)	(252)
Pro forma	$3,357	$3,509
Basic earnings per common share:
As reported under GAAP(a)	$0.47	$0.51
Compensation expense - net of tax(b)	(0.01)	(0.04)
Pro forma	$0.46	$0.47
Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP(a)	$3,461	$3,761
Compensation expense - net of tax(b)	(104)	(252)
Pro forma	$3,357	$3,509
Diluted earnings per common share:
As reported under GAAP(a)	$0.47	$0.51
Compensation expense - net of tax(b)	(0.02)	(0.04)
Pro forma	$0.45	$0.47

(a)	Includes stock-based compensation expense, net of related tax effects, of $38 million and $53 million for the three months and six months ended July 3, 2005.
(b)	Pro forma compensation expense related to stock options that are subject to accelerated vesting upon retirement is recognized over the period of employment up to the vesting date of the grant.

Note 15.  Earnings Per Common Share

Basic and diluted EPS were computed using the following common share data:

	Three Months Ended		Six Months Ended
(millions)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

EPS Numerator - Basic:
Income from continuing operations	$2,290	$3,375	$6,296	$3,531
Less: Preferred stock dividends - net of tax	2	2	3	2
Income available to common shareholders from continuing operations	2,288	3,373	6,293	3,529
Discontinued operations - net of tax	125	88	230	232
Net income available to common shareholders	$2,413	$3,461	$6,523	$3,761

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	7,282	7,366	7,298	7,391

EPS Numerator - Diluted:
Income from continuing operations	$2,290	$3,375	$6,296	$3,531
Less: ESOP contribution - net of tax	1	2	2	2
Income available to common shareholders from continuing operations	2,289	3,373	6,294	3,529
Discontinued operations - net of tax	125	88	230	232
Net income available to common shareholders	$2,414	$3,461	$6,524	$3,761

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	7,282	7,366	7,298	7,391
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	23	52	32	54
Weighted-average number of common shares outstanding and common share equivalents	7,305	7,418	7,330	7,445

Outstanding stock options, representing about 592 million shares and 591 million shares of common stock during the three-month and six-month periods ended July 2, 2006 and about 513 million shares and 519 million shares of common stock during the three-month and six-month periods ended July 3, 2005, had exercise prices greater than the average market price of our common stock. These options were excluded from the computation of diluted EPS for these periods because their inclusion would have had an anti-dilutive effect.

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

Note 16.  Segment Information

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

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, merger-related costs and costs related to our AtS productivity initiative, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

Revenues and profit/(loss) by segment for the three months and six months ended July 2, 2006 and July 3, 2005, follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005

Revenues:
Human Health	$10,999		$10,723		$22,099		$22,236
Animal Health	583		578		1,094		1,073
Corporate/Other(a)	159		151		295		286
Total revenues	$11,741		$11,452		$23,488		$23,595

Segment profit/(loss)(b)
Human Health	$5,046		$4,581		$10,794		$9,966
Animal Health	117		123		215		203
Corporate/Other(a)	(2,080)	(c)	(1,792)	(d)	(3,656)	(c)	(4,523)	(d)
Total profit/(loss)	$3,083		$2,912		$7,353		$5,646

(a)

Corporate/Other includes the manufacturing of empty two-piece gelatin capsules. Corporate/Other also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based compensation expenses not allocated to the business segments, share-based payments, significant impacts of purchase accounting for acquisitions, certain milestone payments, merger-related costs, intangible asset impairments and costs related to our AtS productivity initiative.

(b)

Segment profit/(loss) equals income from continuing operations before provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, merger-related costs and costs related to our AtS productivity initiative, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

(c)

For the three months and six months ended July 2, 2006, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $1.3 billion and $2.1 billion, including acquired in-process research and development charges and incremental intangible asset amortization and other charges, (ii) merger-related costs of $6 million and $11 million, (iii) restructuring charges and implementation costs associated with the AtS productivity initiative of $442 million and $921 million, (iv) gain on disposals of investments and other of $23 million and $74 million, and (v) a research and development milestone due to us from sanofi-aventis of approximately $118 million in the first quarter of 2006.

(d)

For the three months and six months ended July 3, 2005, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $1.1 billion and $1.9 billion, including acquired in-process R&D charges, incremental intangible asset amortization and other charges, (ii) merger-related costs of $243 million and $459 million, (iii) costs associated with the suspension of Bextra's sales in the first quarter of 2005 of $1.2 billion, and (iv) restructuring charges and implementation costs associated with the AtS productivity initiative of $54 million in the second quarter of 2005.

Revenues for each group of similar products follow:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	% Change	July 2, 2006	July 3, 2005	% Change

HUMAN HEALTH
Cardiovascular and metabolic diseases	$4,769	$4,471	7%	$9,517	$9,197	3%
Central nervous system disorders	1,643	1,537	7	3,287	3,129	5
Arthritis and pain	627	549	14	1,268	1,188	7
Infectious and respiratory diseases	835	1,102	(24)	1,772	2,585	(31)
Urology	660	626	6	1,323	1,328	--
Oncology	540	513	5	1,010	992	2
Ophthalmology	352	341	3	689	674	2
Endocrine disorders	232	263	(12)	478	521	(8)
All other	1,017	1,073	(5)	2,107	2,132	(1)
Alliance revenue	324	248	31	648	490	32
Total Human Health	10,999	10,723	3	22,099	22,236	(1)
ANIMAL HEALTH	583	578	1	1,094	1,073	2
OTHER	159	151	6	295	286	4
Total revenues	$11,741	$11,452	3	$23,488	$23,595	--

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of July 2, 2006, the related condensed consolidated statements of income for the three-month and six-month periods ended July 2, 2006 and July 3, 2005, and the related condensed consolidated statements of cash flows for the six-month periods ended July 2, 2006 and July 3, 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 11, 2006

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Consolidated Operating Results. This section, beginning on page 26, provides a general description of Pfizer's business; discusses significant acquisitions made during the first six months of 2006, as well as the planned disposition of the Consumer Healthcare business; provides information about our operating environment; and summarizes our productivity initiative.

•

Revenues. This section, beginning on page 29, provides an analysis of our products and revenues for the three months and six months ended July 2, 2006 and July 3, 2005, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 39, provides a discussion about our costs and expenses.

•	Provision/(Benefit) for Taxes on Income. This section, beginning on page 40, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 41, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 45, provides an analysis of our balance sheets as of July 2, 2006 and December 31, 2005, and cash flows for the six months ended July 2, 2006 and July 3, 2005, as well as a discussion of our outstanding debt and commitments that existed as of July 2, 2006 and December 31, 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future commitments.

•	Outlook. This section, beginning on page 49, provides a discussion of forecasted financial performance.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 50, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this report relating to the financial results, operations and business prospects of the Company. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statement of Income follow:

	Three Months Ended			Six Months Ended
(millions of dollars, except per common share data)	July 2, 2006	July 3, 2005	% Change	July 2, 2006	July 3, 2005	% Change

Revenues	$11,741	$11,452	3%	$23,488	$23,595	--%

Cost of sales	1,790	1,762	2	3,461	3,639	(5)
% of revenues	15.2%	15.4%		14.7%	15.4%

Selling, informational and administrative expenses	3,881	3,766	3	7,276	7,431	(2)
% of revenues	33.1%	32.9%		31.0%	31.5%

Research and development expenses	1,742	1,830	(5)	3,285	3,547	(7)
% of revenues	14.8%	16.0%		14.0%	15.0%

Amortization of intangible assets	823	856	(4)	1,648	1,736	(5)
% of revenues	7.0%	7.5%		7.0%	7.4%

Merger-related in-process research and development charges	513	260	97	513	262	96
% of revenues	4.4%	2.3%		2.2%	1.1%

Restructuring charges and merger-related costs	268	264	2	567	480	18
% of revenues	2.3%	2.3%		2.4%	2.0%

Other (income)/deductions - net	(359)	(198)	81	(615)	854	(172)

Income from continuing operations before provision/(benefit) for taxes on income, and minority interests	3,083	2,912	6	7,353	5,646	30
% of revenues	26.3%	25.4%		31.3%	23.9%

Provision/(benefit) for taxes on income	790	(464)	*	1,052	2,111	(50)

Effective tax rate	25.6%	(15.9)%		14.3%	37.4%

Minority interests	3	1	154	5	4	67

Income from continuing operations	2,290	3,375	(32)	6,296	3,531	78
% of revenues	19.5%	29.5%		26.8%	15.0%

Discontinued operations - net of tax	125	88	43	230	232	--

Net income	$2,415	$3,463	(30)	$6,526	$3,763	73
% of revenues	20.6%	30.2%		27.8%	15.9%

Earnings per common share - basic:
Income from continuing operations	$0.31	$0.46	(33)	$0.86	$0.48	79
Discontinued operations - net of tax	0.02	0.01	100	0.03	0.03	--
Net income	$0.33	$0.47	(30)	$0.89	$0.51	75

Earnings per common share - diluted:
Income from continuing operations	$0.31	$0.46	(33)	$0.86	$0.48	79
Discontinued operations - net of tax	0.02	0.01	100	0.03	0.03	--
Net income	$0.33	$0.47	(30)	$0.89	$0.51	75

Cash dividends paid per common share	$0.24	$0.19		$0.48	$0.38

* Calculation not meaningful

OVERVIEW OF OUR CONSOLIDATED OPERATING RESULTS

Our Business

We are a research-based, global pharmaceutical company that discovers, develops, manufactures and markets leading prescription medicines for humans and animals. Our longstanding value proposition has been to prove that our medicines treat disease, including symptoms and suffering, and this remains our core mission. We have expanded our value proposition to also show that not only can our medicines treat disease, but that they can also markedly improve health systems by reducing overall healthcare costs, improving societies' economic well-being and increasing effective prevention and treatment of disease. We generate revenue through the sale of our products, as well as through alliance agreements by co-promoting products discovered by other companies.

Acquisitions

An area where we are expanding aggressively is in biologics, large-molecule approaches to treating disease where small molecules are not available or effective. On May 16, 2006, we completed the acquisition of all of the outstanding shares of Rinat Neuroscience Corp., a biologics company with several new central-nervous-system product candidates. In connection with the acquisition, as part of our preliminary purchase price allocation, we recorded $478 million, pre-tax, in Merger-related in-process research and development charges.

On February 28, 2006, we completed the acquisition of the sanofi-aventis world-wide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). In connection with the acquisition, as part of our preliminary purchase price allocation, we recorded an intangible asset for developed technology rights of approximately $1.0 billion, inventory valued at $218 million and goodwill of approximately $166 million, all of which have been allocated to our Human Health segment. The amortization of the developed technology rights will be primarily included in Cost of Sales. Given the size and complexity of the acquisition, the fair valuation and allocation work is still being finalized and is expected to be completed in the third quarter. To the extent that our estimates need to be adjusted, we will do so. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

Discontinued Operations

We evaluate our businesses and product lines periodically for strategic fit within our operations. We sold or are in the process of selling the following businesses that do not fit our strategic goals:

•

In June 2006, we entered into an agreement to sell our Consumer Healthcare business to Johnson & Johnson for approximately $16.6 billion in cash. This business comprises substantially all of our former Consumer Healthcare segment and other associated amounts, such as purchase-accounting impacts and merger-related costs, and restructuring and implementation costs related to our Adapting to Scale (AtS) productivity initiative, previously reported in the Corporate/Other segment. In addition, certain manufacturing facility assets and liabilities, which were previously part of our Human Health or Corporate/Other segment, are included in the planned sale of the Consumer Healthcare business. In connection with the decision to sell this business, for all periods presented, the operating results associated with this business that will be discontinued have been reclassified into Discontinued operations - net of tax in the condensed consolidated statements of income and the assets and liabilities associated with this business that will be sold have been reclassified into Assets/Liabilities of discontinued operations and other assets/liabilities held for sale, as appropriate, on the condensed consolidated balance sheets. The divestiture of the Consumer Healthcare business is expected to close in late 2006 and is subject to customary closing conditions, including receipt of regulatory approvals.

•

In the first quarter of 2005, we sold the second of three European generic pharmaceutical businesses which had been included in our Human Health segment for 70 million euros (approximately $93 million) and recorded a gain of $57 million ($36 million, net of tax) in Gains on sales of discontinued operations - net of tax in the condensed consolidated statement of income. In addition, we recorded an impairment charge of $9 million ($6 million, net of tax) related to the third European generic business in Income from discontinued operations - net of tax in the condensed consolidated statement of income for the six months ended July 3, 2005.

 Our Operating Environment

We are navigating a period of significant change for the Company. Aggressive cost-cutting efforts, coupled with investments in business development and significantly improved research and development (R&D) productivity, are preparing us to transition to the next-generation Pfizer. Our strategy is to drive growth in our in-line medicines and to invest in promising new medicines.

We have a broad presence in the healthcare industry, with important medicines in many major therapeutic areas. While we continue to look for the most innovative products to fill gaps in our portfolio, we also continue to face a challenging and dynamically changing environment in our pharmaceutical business. This includes the loss of exclusivity of major products, uncertainty concerning selective COX-2 inhibitor products, increasing regulatory scrutiny of drug safety, the adoption of new direct-to-consumer advertising guidelines and lower prescription growth rates and increased competition in certain therapeutic areas.

We believe that the strong aggregate performance of our in-line product portfolio and the potential of our new-product pipeline demonstrate our ability to generate new revenues. Our performance in 2006 has been, and will continue to be, substantially adversely impacted by loss of U.S. exclusivity of Neurontin, Diflucan and Accupril/Accuretic in 2004, Zithromax in November 2005 and Zoloft at the end of June 2006. In addition, we face a substantial adverse impact on our performance from the loss of U.S. exclusivity for Norvasc and Zyrtec during 2007 and Camptosar and Inspra in 2008. These nine products represented 31% of our Human Health revenues and 29% of our total revenues for the year ended December 31, 2005. In addition, some of our products face competition in the form of new branded products or generic drugs, which treat similar diseases or indications. Revenues in 2006 have also been, and may continue to be, impacted by uncertainty regarding selective COX-2 inhibitor products (see further discussion in the section "Human Health--Selected Product Descriptions"). Our total revenues increased 3% in the three months ended July 2, 2006 and were flat in the six months ended July 2, 2006 as compared to the same periods in 2005.

Partially offsetting these impacts in the three months and six months ended July 2, 2006 was the solid aggregate performance in the balance of our broad portfolio of patent-protected medicines. Our portfolio of medicines includes three of the world's 25 best-selling medicines, with four medicines that lead their therapeutic areas. Our results reflect two underlying forces. First, Pfizer markets the broadest array of in-line and recently launched products in the industry; and second, Pfizer is a business going through a process of transformation. We are addressing the loss of exclusivity of a number of products by advancing a number of internally developed, in-licensed and co-promoted product candidates. So far this year, we have launched three new medicines in the U.S.--Sutent, Eraxis and Chantix, and initial supplies of Exubera will be available in the U.S. in September 2006. In June 2006, we received an approvable letter from the FDA for Zeven (dalbavancin) and now expect approval and launch in 2007. In June 2006, after certain decisions by the FDA, we notified Neurocrine Biosciences, Inc. (Neurocrine) that we are returning the development and marketing rights for indiplon to Neurocrine.

We believe we have important competitive advantages that will serve us well and distinguish us from others in our industry. Our product portfolio and pipeline demonstrate the benefits of Pfizer's scale and our skill at leveraging the opportunities it provides us. Scale also enhances our status as 'partner of choice' with other companies who have promising product candidates and technologies, as well as giving us influence as a global purchaser of goods and services. We continue to build on and enhance our Research & Development capabilities through acquisitions and collaborations. Through targeted acquisitions, licensing opportunities and internal development, we are augmenting our commercial portfolio. We have also made progress with our Adapting to Scale productivity initiative, which is a broad-based, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the section "Adapting to Scale Productivity Initiative and Merger-Related Synergies.")

Adapting to Scale Productivity Initiative and Merger-Related Synergies

During 2005 and the first six months of 2006, we made progress with our multi-year productivity initiative, called Adapting to Scale (AtS), designed to increase efficiency and streamline decision-making across the Company. This initiative, launched in early 2005, follows the integration of Warner-Lambert and Pharmacia Corporation (Pharmacia), which resulted in the tripling of Pfizer's revenues over the past six years. The integration of those two companies resulted in a combined annual expense reduction of approximately $6 billion.

We continue to expect that cost savings from our AtS productivity initiative will be in excess of $2 billion in 2006, growing to about $4 billion annually upon completion in 2008, notwithstanding the planned divestiture of our Consumer Healthcare business and the expense reductions associated with that business. These savings are expected to be realized in procurement, operating expenses and facilities, among other sources. Savings realized during the second quarter and first six months of 2006 total approximately $500 million and $1 billion. We plan to use the cost savings we generate, in part, to fund key investments, including new product launches and the development of the many promising new medicines in our pipeline. The Company expects that the aggregate cost of implementing this initiative through 2008 will be approximately $4 billion to $5 billion on a pre-tax basis.

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

•

Continuing our optimization of Pfizer's network of plants, which began with the acquisition of Pharmacia, to ensure that the Company's manufacturing facilities are aligned with current and future product needs. We have focused on innovation and delivering value through a simplified supply network. During 2005 and through the first six months of 2006, 18 sites were identified for rationalization (Angers and Val de Reuil, France; Arecibo and Cruce Davila, Puerto Rico; Augusta, Georgia; Bangkok, Thailand; Corby and Morpeth, U.K.; Groton, Connecticut; Holland, Michigan; Jakarta, Indonesia; Seoul, Korea; Orangeville, Canada; Parsippany, New Jersey; Tlalpan, Mexico; Tsukuba, Japan; and Stockholm and Uppsala-Fyrislund, Sweden). In addition, there have been extensive consolidations and realignments of operations resulting in streamlined operations and staff reductions. In particular, Sandwich, U.K.; Lincoln and Omaha, Nebraska sites; Puerto Rico sites; Lititz, Pennsylvania; and Brooklyn, N.Y. have undergone notable staff reductions.

•

Realigning our European marketing teams and implementing initiatives designed to improve the effectiveness of our field force in Japan. During 2005, we completed a major reorganization of the U.S. field force, reshaping the management structure to be more responsive to commercial trends as the Medicare Modernization Act takes effect and driving greater sales-force accountability in preparation for the launch of new medicines.

•

Pursuing savings in information technology resulting from significant reductions in application software (already significantly reduced from over 8,000 applications at the time of the Pharmacia acquisition in 2003) and data centers (to be reduced from 17 to 4), as well as rationalization of service providers, while enhancing our ability to invest in innovative technology opportunities to further propel our growth.

•

Reducing costs in purchased goods and services. Purchasing initiatives are focusing on rationalizing suppliers, leveraging the approximately $16 billion of goods and services that Pfizer purchases annually and improving demand management to optimize levels of outside services needed and strategic sourcing from lower-cost sources. For example, savings from demand management are being derived in part from reductions in travel, entertainment, consulting and other external service expenses. Facilities savings are being found in site rationalization, energy conservation and renegotiated service contracts.

REVENUES

Worldwide revenues by segment and geographic area for the three months and six months ended July 2, 2006 and July 3, 2005 follow:

	Three Months Ended
	Worldwide		U.S.		International				% Change in Revenues
	July 2,	July 3,	July 2,	July 2,	July 2,		July 3,		Worldwide	U.S.	International
(millions of dollars)	2006	2005	2006	2005	2006		2005		06/05	06/05	06/05

Human Health	$10,999	$10,723	$5,781	$5,419	$5,218		$5,304		3	7	(2)
Animal Health	583	578	262	263	321		315		1	--	2
Other	159	151	51	46	108		105		6	9	4
Total Revenues	$11,741	$11,452	$6,094	$5,728	$5,647	(a)	$5,724	(a)	3	6	(1)

(a)	Includes revenue from Japan of $852 million (7.3% of total revenues) and $877 million (7.7% of total revenues) for the three months ended July 2, 2006 and July 3, 2005.

	Six Months Ended
	Worldwide		U.S.		International				% Change in Revenues
	July 2,	July 3,	July 2,	July 2,	July 2,		July 3,		Worldwide	U.S.	International
(millions of dollars)	2006	2005	2006	2005	2006		2005		06/05	06/05	06/05

Human Health	$22,099	$22,236	$12,121	$11,656	$9,978		$10,580		(1)	4	(6)
Animal Health	1,094	1,073	491	482	603		591		2	2	2
Other	295	286	98	90	197		196		4	9	1
Total Revenues	$23,488	$23,595	$12,710	$12,228	$10,778	(b)	$11,367	(b)	--	4	(5)

(b)	Includes revenue from Japan of $1.6 billion (6.7% of total revenues) and $1.7 billion (7.4% of total revenues) for the six months ended July 2, 2006 and July 3, 2005.

Human Health Revenues

Pfizer's Human Health business continued to show solid performance in many of our products, although revenue declines from loss of exclusivity on major products and other challenges tempered our growth in the three months ended July 2, 2006 and more than offset that performance for the six months ended July 2, 2006, as shown in the following table:

	Human Health Revenues
(millions of dollars, except % growth)	Three Months Ended July 2, 2006	Impact on Total Human Health 06/05 % Growth	Six Months Ended July 2, 2006	Impact on Total Human Health 06/05 % Growth

In-Line Products(a) and New Products(b)	$9,827	6%	$$19,596	4%
Loss-of-exclusivity products and Bextra(c)	1,172	(3)	2,503	(5)
Total Human Health revenues	$10,999	3%	$$22,099	(1)%

(a)	In-Line Products is defined as worldwide revenues for the three months and six months ended July 2, 2006 of all Human Health products other than those referred to in notes (b) and (c).
(b)

New Products is defined as worldwide revenues for the three months and six months ended July 2, 2006 of products launched since the beginning of 2004--Caduet, Eraxis, Exubera, Inspra, Lyrica, Macugen, Olmetec, Onsenal, Revatio, Sutent and Zmax.

(c)

Loss-of-Exclusivity Products and Bextra is defined as worldwide revenues for the three months and six months ended July 2, 2006 of products that have lost U.S. exclusivity since the beginning of 2004--Accupril/Accuretic, Diflucan, Neurontin, Zithromax and Zoloft--and of Bextra, sales of which were suspended in 2005.

Total Human Health revenues increased 3% in the second quarter and were down 1% in the first six months of 2006, as compared to the same periods in 2005, primarily due to:

•	the solid aggregate performance of our broad portfolio of patent-protected medicines;

•

an aggregate increase in revenues from new products launched in 2005 and within the first six months of 2006 of approximately $294 million for the second quarter of 2006 and $507 million for the first six months of 2006; and

•	an increase in revenues due to price changes of about 3.7% and 3.6% in the second quarter and first six months of 2006;

partially offset in the second quarter of 2006 and more than offset in the first six months of 2006 by:

•	a decrease in revenue from the loss of U.S. exclusivity of Zithromax in November 2005 of $260 million for the second quarter of 2006 and $807 million for the first six months of 2006;

•

the continued decline in revenue by $61 million for the second quarter of 2006 and $179 million for the first six months of 2006 of Neurontin, Diflucan and Accupril/Accuretic, which lost U.S. exclusivity in 2004;

•

the strengthening of the U.S. dollar relative to many foreign currencies, especially the euro, which decreased revenue by $195 million for the second quarter of 2006 and $534 million for the first six months of 2006; and

•	lower revenue for Zoloft, which has lost exclusivity in many European markets, by $90 million for the second quarter of 2006 and $156 million for the first six months of 2006.

The three months and six months ended July 2, 2006 were also impacted by increased competition and the overall market decline, as branded prescriptions in the U.S. declined 2% and 3% compared to the three months and six months ended July 3, 2005.

Geographically:

•

in the U.S., Human Health revenues increased 7% and 4% in the three months and six months ended July 2, 2006 compared to the same periods in 2005 primarily due to revenues from new products and growth in Lipitor and Celebrex sales, partially offset by the loss of exclusivity of Zithromax in November 2005; and

•

in our international markets, Human Health revenues declined in the three months and six months ended July 2, 2006 compared to the same periods in 2005 by 2% and 6%, primarily due to the unfavorable impact of foreign exchange of $195 million (all of the decline) and $534 million (5 percentage points of the decline) and lower revenues of Zoloft due to the loss of exclusivity in many key international markets.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 1% of Human Health net sales and can result in either a net increase or a net decrease to income.

Rebates under Medicaid and related state programs reduced revenues by $169 million and $374 million in the three months and six months ended July 2, 2006 and $324 million and $699 million in the three months and six months ended July 3, 2005. The decrease in Medicaid and related state program rebates is due primarily to the impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act), effective January 1, 2006. Performance-based contract rebates reduced revenues by $368 million and $911 million in the three months and six months ended July 2, 2006 and $573 million and $1.2 billion in the three months and six months ended July 3, 2005. The decrease in performance-based contract rebates is due primarily to the expiration of our contract with Express Scripts Inc. on December 31, 2005 and reduced managed care rebates related to Zithromax, which lost exclusivity in the U.S in November 2005. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold. Chargebacks (primarily discounts to U.S. federal government agencies) reduced revenues by $335 million and $688 million in the three months and six months ended July 2, 2006 and $298 million and $592 million in the three months and six months ended July 3, 2005.

Our accruals for Medicaid rebates, contract rebates and chargebacks totaled $1.6 billion as of July 2, 2006, a decrease from $1.8 billion as of December 31, 2005 due primarily to the impact of the Medicare Act.

Human Health--Selected Product Revenues

Revenue information for several of our major Human Health products follow:

		Three Months Ended		Six Months Ended
(millions of dollars) Product	Primary Indications	July 2, 2006	% Change from 2005	July 2, 2006	% Change from 2005
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,123	9%	$6,230	5%
Norvasc	Hypertension	1,158	--	2,341	--
Cardura	Hypertension/Benign prostatic hyperplasia	139	(10)	265	(14)
Caduet	Reduction of LDL cholesterol and hypertension	80	92	157	116
Accupril/Accuretic	Hypertension/Congestive heart failure	69	(6)	137	(21)
Central nervous system disorders:
Zoloft	Depression and certain anxiety disorders	706	(11)	1,485	(9)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy	271	606	463	693
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	165	14	347	23
Neurontin	Epilepsy and post-herpetic neuralgia	123	(23)	250	(27)
Aricept(a)	Alzheimer's disease	88	3	170	--
Xanax/Xanax XR	Anxiety/Panic disorders	79	(24)	161	(22)
Relpax	Migraine headaches	67	35	133	29
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	471	17	962	18
Infectious and respiratory diseases:
Zyvox	Bacterial infections	167	9	353	19
Zithromax/Zmax	Bacterial infections	166	(61)	425	(65)
Vfend	Fungal infections	118	30	235	32
Diflucan	Fungal infections	110	(14)	217	(19)
Urology:
Viagra	Erectile dysfunction	394	1	784	(5)
Detrol/Detrol LA	Overactive bladder	255	15	515	9
Oncology:
Camptosar	Metastatic colorectal cancer	238	2	450	1
Ellence	Breast cancer	86	(11)	159	(15)
Aromasin	Breast cancer	75	31	145	29
Sutent	Metastatic renal cell carcinoma (mRCC) and malignant gastrointestinal stromal tumors (GIST)	36	*	52	*
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	351	3	688	2
Endocrine disorders:
Genotropin	Replacement of human growth hormone	191	(5)	388	(4)
All other:
Zyrtec/Zyrtec-D	Allergies	377	6	798	15
Alliance revenue:
Aricept, Macugen, Mirapex, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), hypertension (Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	324	31	648	32
(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Human Health--Selected Product Descriptions:

•

Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, reaching over $6.2 billion in worldwide sales in the first six months of 2006, an increase of 5% compared to the same period in 2005. In the U.S., sales of $3.8 billion represent growth of 7% over the previous year's first six months. Internationally, Lipitor sales in the first six months of 2006 increased 3% compared to the same period in 2005.

Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and generic simvastatin (Zocor) in June 2006 as well as other competitive pressures. In April 2006, we launched a new advertising campaign for Lipitor that highlights its strong benefit profile and advantageous formulary positioning. Scientific data continue to reinforce the trend toward the use of higher dosages of statins for greater cholesterol reduction.

New clinical findings continue to demonstrate the benefit of Lipitor on a wide range of endpoints, helping to support its differentiation versus the competition and maintain its rank as the world's top-selling medicine. Recently, data from the Stroke Prevention by Aggressive Reduction in Cholesterol Levels (SPARCL) clinical trial in stroke prevention were presented at the European Stroke Congress in Brussels and published in The New England Journal of Medicine.  SPARCL assessed treatment with Lipitor 80 mg compared to placebo in a population of patients who have had a prior stroke but did not have coronary heart disease.  SPARCL is the first major study designed to evaluate this patient population.  In the trial, Lipitor was shown to significantly reduce the risk of an additional stroke by 16% and major coronary events such as heart attack, cardiac death or resuscitated cardiac arrest, by 35% compared to placebo.  An analysis of the SPARCL data was designed and conducted after the study ended to explore the types of strokes, ischemic or hemorrhagic, that occurred among patients in the study.  The vast majority of strokes in this trial were ischemic while the number who experienced hemorrhagic was very small.  Patients taking Lipitor experienced a 22% reduction in the risk of ischemic stroke. There were more patients in the Lipitor group who experienced hemorrhagic stroke (2.3%) compared to patients taking placebo (1.4%).  There was no difference in the number of deaths from hemorrhagic stroke between the two treatment groups.  The SPARCL findings represent important information for physicians and patients as up to one in five Americans who survive a first stroke will have another stroke within five years, according to data from the National Stroke Association.

In addition, based on evolving clinical evidence, including landmark Lipitor studies (Anglo-Scandinavian Cardiac Outcomes Trial (ASCOT_LLA),  Treating to New Targets (TNT) and  IDEAL), the American Heart Association and the American College of Cardiology now state that it is reasonable to bring LDL-cholesterol levels to below 70 mg/dL for very high-risk patients, levels that Lipitor has been proven to achieve within a favorable safety profile along with providing incremental cardiovascular benefits for patients.  In addition, a pre-specified pharmacoeconomic analysis of the IDEAL study showed that one out of every six heart attacks, strokes, or cardiovascular procedures could be avoided for heart-disease patients treated with intensive Lipitor therapy (80 mg) instead of standard doses of Zocor (20-40 mg).

In May 2006, the European Commission approved Lipitor for the prevention of cardiovascular events such as heart attacks and strokes in patients who are at a higher risk for experiencing a first cardiovascular event and have other risk factors such as diabetes or high blood pressure.  This label change, based on data from ASCOT-LLA clinical trials and Collaborative Atorvastatin Diabetes Study, is already in effect in the U.S., Canada, U.K., and France and will impact 12 European Union (E.U.) markets.

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of recent developments with respect to certain patent litigation relating to Lipitor.

•

Norvasc is the world's most-prescribed branded medicine for treating hypertension. Norvasc maintains exclusivity in many major markets globally, including the U.S., Japan, Canada and Australia, but has experienced patent expirations in many E.U. countries. Norvasc sales in the first six months of 2006 were even with those in the same period in 2005. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain recent patent litigation relating to Norvasc.

•

Exubera, the first ever inhaled human insulin therapy for glycemic control received approvals from both the FDA and the European Commission for the treatment of adults with type 1 and type 2 diabetes in January 2006. Millions of people with diabetes are not achieving or maintaining acceptable blood sugar levels, despite the availability of current therapies.  Exubera meets a critical medical need by offering a highly effective and needle-free alternative to diabetes pills and insulin injections to manage this complicated, debilitating disease. Exubera was launched in Germany and Ireland in May 2006. In the U.S., a comprehensive physician and patient education and training program began on July 24, 2006, and is being rolled out in phases. The manufacturing process for Exubera is extremely complex and we are continuing to build inventory while working at production capacity at the Exubera manufacturing facilities. Initial supplies of Exubera will be available across the U.S. beginning in September 2006. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain recent patent litigation relating to Exubera.

•

Zoloft, which has lost exclusivity in many European markets, experienced a 9% revenue decline in the first six months of 2006 compared to the same period in 2005. It is the most-prescribed antidepressant in the U.S. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD. It is the only approved agent for the long-term treatment of PTSD and SAD, an important differentiating feature as these disorders tend to be chronic. Zoloft lost exclusivity in the U.S. at the end of June 2006. Zoloft was approved in Japan in April 2006 for the indications of depression/depressed state and panic disorder.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the U.S., Geodon hit an all-time new prescription share weekly high of 7.3% during June 2006 and is the second-fastest-growing atypical anti-psychotic medication. In the first six months of 2006, total Geodon worldwide sales grew 23% compared to the same period in 2005.

Geodon growth is due to the better understanding by clinicians of its efficacy, increased benefits from optimal dosing, and its favorable metabolic profile, as confirmed by the Clinical Antipsychotic Trials of Intervention Effectiveness (CATIE) trial. The CATIE schizophrenia study, supported by the National Institute of Mental Health and published in the New England Journal of Medicine, confirms that Geodon is an effective anti-psychotic and is less likely to worsen weight, lipids, and glucose metabolism than other agents. In fact, Geodon was associated with some improvement in these metabolic parameters. These findings are noteworthy because of the higher prevalence of metabolic issues among patients with schizophrenia and are consistent with previous Pfizer-sponsored clinical trials involving Geodon.

The U.S. Patent and Trademark Office granted a five-year extension to the Geodon U.S. patent, extending its exclusivity to 2012.

•

Lyrica achieved $463 million in worldwide revenue in the first six months of 2006. It was approved by the European Commission on March 27, 2006, to treat generalized anxiety disorder (GAD) in adults, thereby providing a new treatment option for the approximately 12 million Europeans living with GAD.

Lyrica was approved by the FDA in June 2005 for adjunctive therapy for adults with partial onset seizures. This indication built on the earlier FDA approval of Lyrica for two of the most common forms of neuropathic pain--diabetic peripheral neuropathy, a chronic neurologic condition affecting about three million Americans, and post-herpetic neuralgia. Lyrica was launched in the U.S., Canada, and Italy in September 2005 and is now approved in more than 60 countries and is currently available in more than 30 markets. More than 1 million patients have now been prescribed Lyrica since its introduction. Lyrica has already gained a 9.8% new prescription share of the total U.S. anti-epileptic market in June 2006, continuing its performance as one of Pfizer's most successful pharmaceutical launches.

•	Celebrex and Bextra

Celebrex achieved an 18% increase in worldwide sales in the first six months of 2006 compared to the same period in 2005. In the first half of 2006, Celebrex delivered two consecutive quarters of double-digit sales growth and reached a monthly new prescription share high of 11.1% in June 2006. Strong clinical data continue to support Celebrex as an important medicine for patients with arthritis. The SUCCESS-1 study (Successive Celecoxib Efficacy and Safety Study), recently published in the American Journal of Medicine, showed that people with osteoarthritis who take Celebrex experience significantly fewer gastrointestinal problems than patients who take non-specific non-steroidal anti-inflammatory drugs (NSAIDs).

Pfizer began to reintroduce branded advertising in the U.S. in April 2006 in alignment with our new Direct-to-Consumer (DTC) advertising principles, highlighting Celebrex's strong clinical profile and benefits. In July 2005, the FDA approved a sixth indication for Celebrex--ankylosing spondylitis--a form of spinal arthritis that affects more than one million people in the U.S.

In 2005, in accordance with decisions by applicable regulatory authorities, we implemented label changes for Celebrex in the U.S. and the E.U., and we suspended sales of Bextra in the U.S., E.U., Canada and many other countries. The revised U.S. label for Celebrex contains a boxed warning of potential serious cardiovascular and gastrointestinal risks that is consistent with warnings for all other prescription NSAIDS. The revised E.U. label for Celebrex and all other COX-2 medicines includes a restriction on use by patients with established heart disease or stroke and additional warnings to physicians regarding use by patients with cardiovascular risk factors. Pfizer is continuing to conduct additional clinical studies evaluating the benefits and risks of Celebrex. Pfizer is supporting Cleveland Clinic's 20,000-patient prospective study to definitively evaluate the relative safety of Celebrex and two older pain medications in patients with heart disease or at high risk of heart disease.

•

Zithromax experienced a 66% decline in worldwide sales in the first six months of 2006 compared to the same period of 2005, reflecting the expiration of its composition-of-matter patent in the U.S. in November 2005 and the end of Pfizer's active sales promotion in July 2005. During the fourth quarter of 2005, four generic versions of oral solid azithromycin were launched, including one authorized generic by Pfizer's Greenstone subsidiary. Through the first six months of 2006, generic azithromycin constituted 97.6% of the total oral solid azithromycin adult prescription volume.

•

Eraxis, an antifungal approved to treat candidemia and other forms of Candida infections (intra-abdominal abscesses and peritonitis), as well as esophageal candidiasis, was launched mid-June 2006 in the U.S. Candidemia is the most deadly of the common hospital-acquired bloodstream infections with a mortality rate of approximately 40%.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands, with more than 58.9% of U.S. total prescriptions in the erectile dysfunction market through June 2006. Viagra sales declined 5% worldwide in the first six months of 2006 compared to the same period in 2005. We expect to see continued pressure on sales in the U.S. More than 45 states have either eliminated erectile-dysfunction coverage or have enacted "Preferred Drug Lists" that have the potential to limit Pfizer sales to state Medicaid programs, and Medicare coverage will end in 2007. Effective January 1, 2006, federal funds may not be used for reimbursement of erectile-dysfunction medications by the Medicaid program.

Pfizer has introduced new branded and unbranded advertising to encourage men with erectile dysfunction to talk to their physicians about their condition and specifically about Viagra.

•

Sutent is a breakthrough oral multi-targeted tyrosine kinase inhibitor that combines anti-angiogenic and anti-tumor activity to simultaneously inhibit the blood supply to tumors and directly attack tumor cells.  Sutent was approved by the FDA in January 2006 for metastatic renal cell carcinoma (mRCC) and gastrointestinal stromal tumors (GIST) and has recorded $52 million in sales worldwide in the first half of 2006. In the five months following approval, Sutent has been prescribed to more than 6,000 patients. Sutent has received accelerated regulatory reviews and earlier-than-anticipated approvals or registration in several countries in Asia and Latin America and is expected to launch in many more markets worldwide over the coming months. On July 27, 2006, Sutent received conditional marketing authorization for both the mRCC and GIST indications in Europe from the European Commission. The conditional approval process is designed to get treatments with favorable benefit/risk profiles for life-threatening indications to target patient populations earlier; final approval is contingent on the provision of additional supportive information. This is the first time the European Commission has approved a new oncology drug under the conditional approval process.

•

Camptosar is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated as second-line therapy for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Revenue in the first six months of 2006 increased 1% to $450 million compared to the same period in 2005. Among current oncology medications, the National Comprehensive Cancer Network, an alliance of 19 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is the most-prescribed branded glaucoma medicine in the world. Clinical data showing its advantages in treating intra-ocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom sales grew 2% in the first six months of 2006 compared to the same period in 2005.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. Sales increased 15% in the first six months of 2006 compared to the same period in 2005. In February 2006, we began a new DTC advertising campaign featuring new insight that allergy symptoms can worsen over time due to exposure to new allergens.

•

Caduet, the first multi-target single pill combining Norvasc and Lipitor, recorded worldwide revenues in the amount of $157 million with a growth rate of 116% for the first six months of 2006 compared to the same period in 2005. Caduet launched in the U.S. in May 2004 and continues to grow at significantly higher rates than the overall U.S. cardiovascular market. Caduet is also available in Mexico, Chile, Brazil, Philippines, Singapore, Malaysia, India, Korea, Canada and most recently, Caduet was launched in South Africa, Peru and Venezuela. In total, Caduet has now received approvals in 42 markets with drug applications pending in 19 additional markets. During 2006, Caduet is expected to launch in France, Spain, Austria and Turkey.

•

Chantix/Champix, the first new prescription treatment for smoking cessation in nearly a decade, became available to patients in the U.S. in late July 2006. On July 28, 2006, the Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending that the European Commission grant marketing authorization for Champix in Europe.

Animal Health

Revenues of our Animal Health business in the three months and six months ended July 2, 2006 compared to the three months and six months ended July 3, 2005 follow:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	% Change	July 2, 2006	July 3, 2005	% Change

Livestock products	$359	$354	1%	$671	$657	2%
Companion animal products	224	224	--	423	416	2
Total Animal Health	$583	$578	1	$1,094	$1,073	2

The increase in Animal Health revenues in the three months and six months ended July 2, 2006, as compared to the same periods in 2005, was primarily attributable to:

•	in livestock, the continued performance of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe and in the U.S.; and

•

in companion animal, the continued good performance of Revolution (a parasiticide for dogs and cats), which had double-digit revenue growth in the U.S. for both the second quarter and first six months of 2006;

partially offset by:

•

a decline in U.S. Rimadyl revenues due to lower than anticipated NSAID market growth and intense branded competition, as well as increased generic competition in the European companion animal market; and

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

Certain significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Chantix	Nicotine-receptor partial agonist for smoking cessation	May 2006

Genotropin	Treatment of short stature and growth problems resulting from Turner's syndrome	May 2006

Geodon	Liquid oral suspension	March 2006

Eraxis	Treatment of candidemia and invasive candidiasis	February 2006
	Treatment of esophageal candidiasis	February 2006

Exubera	Inhaled form of insulin for use in adults with type 1 and type 2 diabetes	January 2006

Sutent	Treatment of mRCC and GIST	January 2006

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Celebrex	Juvenile rheumatoid arthritis	June 2006

Lipitor	Secondary prevention of cardiovascular (CV) events in patients with established coronary artery disease (CAD)	May 2006

Fesoterodine	Treatment of overactive bladder	March 2006

Aricept	Treatment of severe Alzheimer's disease	August 2005

Vfend	Pediatric filing	June 2005

Zeven (dalbavancin)	Treatment of Gram-positive bacterial infections	December 2004

We received "not-approvable" letters from the FDA for Oporia for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We are currently in discussions with the FDA regarding these letters, and we continue to develop Oporia. In March 2006, we received a "not-approvable" letter for Fragmin for use in oncology patients, and we are currently in discussions with the FDA regarding this letter as well. In September 2005, we received a "not-approvable" letter for Dynastat (parecoxib), an injectable prodrug for valdecoxib for the treatment of acute pain. We have had discussions with the FDA regarding this letter, and we are developing plans to seek to address the FDA's concerns

In June 2006, after certain decisions by the FDA, we notified Neurocrine that we are returning the development and marketing rights for indiplon, a medicine in development to treat insomnia, to Neurocrine. This includes both the collaboration to develop and co-market indiplon in the U.S., as well as Pfizer's exclusive license to develop and market indiplon outside of the U.S.

In June 2006, the FDA designated as approvable the NDA for Zeven (dalbavancin). We now anticipate a successful resolution of outstanding issues to allow final FDA approval and launch in 2007.

In the third quarter of 2006, we completed the acquisition of exclusive worldwide rights to the new drug candidate fesoterodine, for treatment of overactive bladder, from Schwarz Pharma AG for approximately $100 million in cash, which will be expensed in the third quarter of 2006. Additional payments of up to $110 million will be payable upon regulatory approvals in the U.S. and Europe and other performance milestones. In March 2006, Schwarz submitted an NDA for fesoterodine with both the FDA and the European Medicines Evaluation Agency (EMEA). Also in the third quarter of 2006, we reached an agreement with Bayer Pharmaceuticals Corporation to acquire exclusive worldwide rights for several compounds for treatment of obesity and diabetes.

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Zmax	Approval in the E.U. for sustained release form	June 2006	--

Lipitor	Approval in the E.U. for primary prevention of CV events in high coronary heart disease risk patients without established CAD	May 2006	--

Sutent	Approval in Canada for GIST	May 2006	--

Aromasin	Approval in Canada for early breast cancer	May 2006	--

Vfend	Approval in Canada for the powder form oral suspension	May 2006	--

Revatio	Approval in Canada for treating pulmonary arterial hypertension	May 2006	--

Zyvox	Approval in Japan for methicillin-resistant staphylococcus aureus	April 2006	--

Zoloft	Approval in Japan for treatment of depression	April 2006	--

Detrol/Detrol LA	Approval in Japan for treatment of overactive bladder	April 2006	--

Celebrex	Submitted in the E.U. for the treatment of ankylosing spondylitis	--	April 2006

Lyrica	Approval in the E.U. for treatment of GAD in adults	March 2006	--
	Application submitted in the E.U. for the treatment of broad neuropathic pain	--	January 2006

Fesoterodine	Application submitted in the E.U. for treatment of overactive bladder	--	March 2006

Chantix/Champix	Application submitted in Canada for smoking cessation	--	February 2006
	Application submitted in the E.U. for smoking cessation(a)	--	November 2005

Exubera	Approval in the E.U. as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	January 2006	--
	Application submitted in Canada as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	--	April 2006

Macugen	Approval in E.U. for age-related macular degeneration (AMD)	January 2006	--
	Application submitted in Switzerland for AMD	--	January 2005
	Application submitted in Australia for AMD	--	September 2004

Sutent	Application submitted in the E.U. for mRCC and GIST(b)	--	August 2005
	Application submitted in Canada for mRCC	--	December 2005
--
Somavert	Application submitted in Japan for acromegaly	--	May 2005

Genotropin	Application submitted in Japan for treatment of short stature and growth problems	--	July 2004

(a)	On July 28, 2006, the CHMP issued a positive opinion recommending that the European Commission grant marketing authorization for Champix in Europe.
(b)

On July 27, 2006, Sutent received conditional marketing authorization for both the mRCC and GIST indications in Europe from the European Commission. The conditional approval process is designed to get treatments with favorable benefit/risk profiles for life-threatening indications to target patient populations earlier; final approval is contingent on the provision of additional supportive information. This is the first time the European Commission has approved a new oncology drug under the conditional approval process.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Camptosar IV	Adjuvant colorectal cancer
Gastric cancer

Geodon/Zeldox	Bipolar relapse prevention, bipolar pediatric

Lyrica	Fibromyalgia, generalized anxiety disorder

Sutent	Breast cancer

Revatio	Pediatric pulmonary arterial hypertension

Macugen	Diabetic macular edema

Zyvox	Catheter-related infections
Bone and joint infections

Drug candidates in late-stage development include maraviroc (UK-427,857), a CCR-5 receptor antagonist for HIV; torcetrapib/atorvastatin, a combination CETP inhibitor/statin for heart disease; asenapine, for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; Zithromax/chloroquine for treatment of malaria; PF-3512676, a toll-like receptor 9 agonist for non-small cell lung cancer developed in partnership with Coley Pharmaceutical Group, Inc.; and CP-675,206, an anti-CTLA4 monoclonal antibody for melanoma. The FDA has granted fast-track designation for maraviroc's clinical development program.

Torcetrapib/atorvastatin, which combines the new chemical entity torcetrapib (a CETP inhibitor discovered by Pfizer that raises HDL cholesterol) with atorvastatin (Lipitor), is continuing in global Phase 3 clinical trials. This comprehensive 12,000-subject development program includes three comparative atherosclerotic imaging trials (a coronary intravascular ultrasound study and two carotid ultrasound studies), as well as a full range of blood-lipid efficacy studies comparing torcetrapib/ atorvastatin to Lipitor, other statins and fibrates. We anticipate completion of the three ongoing imaging trials by the end of this year. Assuming that we see the expected improvements over the comparative agent (Lipitor) in these imaging studies, we plan to file the torcetrapib/atorvastatin NDA in 2007.

In addition to these Phase 3 studies, the development program includes a definitive mortality and morbidity trial that is enrolling 15,000 patients.

Despite effective treatments, cardiovascular disease remains the number one killer worldwide with a residual relative risk of 60% to 70% after treatment with statins. Therefore, the primary objective of the torcetrapib/atorvastatin development program is to provide clear evidence that substantially raising HDL cholesterol and further lowering LDL cholesterol can reduce cardiovascular risk beyond what can be achieved with current treatments. Torcetrapib is being developed with atorvastatin in order to rigorously test this hypothesis and the new CETP inhibition mechanism of action. This development program represents a major commitment by Pfizer to significantly advance the understanding of lipids and atherosclerosis in order to provide an important new tool for patients and prescribers in preventing and treating the global burden of cardiovascular disease. In addition to the torcetrapib/atorvastatin development program, Pfizer plans to develop torcetrapib as concurrent therapy to be used with other statins or lipid-lowering medications.

Additional product-related programs are in various stages of discovery and development.

Recent Collaborations:

We have entered into promising research collaborations with NicOx S.A. in ophthalmic disorders, NOXXON Pharma AG in obesity, and Incyte Corporation for CCR2 antagonists for use in a broad range of diseases.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 2% and decreased 5% in the three months and six months ended July 2, 2006 as compared to the same periods in 2005. Cost of sales as a percentage of revenues decreased in the three months and six months ended July 2, 2006 as compared to the same periods in 2005. The decrease reflects a favorable geographic mix, representing a greater portion of sales in the U.S.; operational efficiencies, reflecting savings related to our AtS productivity initiative; the favorable impact on expenses of foreign exchange; as well as the impact in the prior-year period of inventory write-offs of $56 million related to the suspension of Bextra sales, partially offset by higher costs related to our AtS productivity initiative.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses increased 3% and decreased 2% in the three months and six months ended July 2, 2006, as compared to the same periods in 2005. The increase in the three months ended July 2, 2006 reflected higher costs related to our AtS productivity initiative and expenses related to share-based payments, partially offset by savings related to our AtS productivity initiative and the favorable impact on expenses of foreign exchange. The decrease in the six months ended July 2, 2006 reflected savings related to our AtS productivity initiative and the favorable impact on expenses of foreign exchange.

Research and Development Expenses

R&D expenses decreased 5% and 7% in the three months and six months ended July 2, 2006, as compared to the same periods in 2005, reflecting savings related to our AtS productivity initiative, a R&D milestone due to us from sanofi-aventis (approximately $118 million, pre-tax, in the first quarter of 2006) and the favorable impact on expenses of foreign exchange.

Merger-Related In-Process Research and Development Charges

The estimated fair value of Merger-related in-process research and development charges (IPR&D) is expensed at acquisition date. In 2006, IPR&D of $513 million, pre-tax, was recorded in the second quarter and first six months of 2006 primarily related to our acquisition of Rinat on May 16, 2006, as compared to $262 million, pre-tax, recorded in the first six months of 2005, which primarily related to our acquisition of Idun Pharmaceuticals, Inc. on April 12, 2005.

Adapting to Scale Initiative

In connection with the AtS productivity initiative, which was launched in early 2005, Pfizer management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures, in a company-wide effort to improve performance and efficiency. We continue to expect the costs associated with this multi-year effort to continue through 2008 and to total approximately $4 billion to $5 billion, on a pre-tax basis. We continue to expect that cost savings from our AtS productivity initiative will be in excess of $2 billion in 2006, growing to about $4 billion annually upon completion in 2008, notwithstanding the planned divestiture of our Consumer Healthcare business and the expense reductions associated with that business. Savings realized during the second quarter and first six months of 2006 total approximately $500 million and $1 billion, respectively. The actions associated with the AtS productivity initiative will include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services (see Notes to the Condensed Consolidated Financial Statements - Note 6, Adapting to Scale Productivity Initiative).

We incurred the following costs in connection with our AtS productivity initiative:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Implementation costs(a)	$180	$33	$365	$33
Restructuring charges(b)	262	21	556	21
Total AtS costs	$442	$54	$921	$54

(a)

Included in Cost of sales ($104 million), Selling, informational and administrative expenses ($58 million), Research and development expenses ($40 million) and in Other (income)/deductions - net ($22 million income) for the three months ended July 2, 2006 and included in Cost of sales ($228 million), Selling, informational and administrative expenses ($97 million), Research and development expenses ($62 million) and in Other (income)/deductions - net ($22 million income) for the six months ended July 2, 2006. Included in Cost of sales ($1 million), Selling, informational and administrative expenses ($21 million), and Research and development expenses ($11 million) for the three months and six months ended July 3, 2005.

(b)	Included in Restructuring charges and merger-related costs.

Merger-Related Costs

In connection with acquisitions, we typically restructure and integrate the operations of the acquired companies to eliminate duplicative facilities and reduce costs. In certain instances, legacy Pfizer operations may be impacted by restructuring actions.

We incurred the following merger-related costs:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Integration costs	$3	$191	$5	$293
Restructuring charges	3	52	6	166
Total merger-related costs(a)	$6	$243	$11	$459

(a)	Included in Restructuring charges and merger-related costs. Amounts in 2005 primarily relate to our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003.

Restructuring charges included severance, costs of vacating duplicative facilities, contract termination and other exit costs.

Other (Income)/Deductions - Net

In the first six month of 2005, we recorded impairment charges of $1.1 billion related to the developed technology rights for Bextra, a selective COX-2 inhibitor, and $7 million related to the write-off of machinery and equipment, both of which are included in Other (income)/deductions - net. Substantially all of these charges were recorded in the first quarter of 2005.

PROVISION/(BENEFIT) FOR TAXES ON INCOME

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

Our effective tax rate for continuing operations was 14.3% for the first six months of 2006 compared to 37.4% in the same period in 2005. The lower tax rate for the first six months of 2006 is primarily due to tax benefits related to the resolution of the tax matter and the change in tax regulations as discussed above. The higher tax rate for the first six months of 2005 is primarily due to the recording of a $1.7 billion charge related to our decision to repatriate certain foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Act). (See Notes to Condensed Consolidated Financial Statements--Note 8, Taxes on Income).

DISCONTINUED OPERATIONS - NET OF TAX

In June 2006, we entered into an agreement to sell our Consumer Healthcare business and this business has been presented as a discontinued operation.  The increase in pre-tax income for discontinued operations of 19% and 9% for the three months and six months ended July 2, 2006 compared to the same periods in 2005 is primarily due to pre-tax losses from discontinued operations in 2005 related to certain European generics businesses, our in-vitro allergy and autoimmune diagnostics testing, and surgical ophthalmics, as well as femhrt women's health product lines, while pre-tax income from our Consumer Healthcare business increased 10% and decreased 2% for the three months and six months ended July 2, 2006, compared to the same periods in 2005.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. The Company reports Adjusted income in order to portray the results of our major operations--the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals--prior to considering certain income statement elements. We have defined Adjusted income as Net income before significant impact of purchase accounting for acquisitions, merger-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net income.

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

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia, Rinat, Idun, and sanofi-aventis' rights to Exubera, as well as net asset acquisitions. These impacts can include charges for purchased in-process R&D, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

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

Merger-Related Costs

Adjusted income is calculated prior to considering integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate businesses as a result of the acquisition decision. For additional clarity, only restructuring and integration activities that are associated with a purchase business combination or a net-asset acquisition are included in merger-related costs. We have not factored in the impacts of synergies that would have resulted had these costs not been incurred.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, such as our Consumer Healthcare business which we have agreed to sell, as well as any related gains or losses on the sale of such operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines periodically for strategic fit with our operations, we do not build or run our businesses with an intent to sell them.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our AtS productivity initiative; costs associated with a significant recall of one of our products; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as charges attributable to the repatriation of foreign earnings in accordance with the Jobs Act; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1, Legal Proceedings included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	% Incr./ (Decr.)	July 2, 2006	July 3, 2005	% Incr./ (Decr.)

Reported net income	$2,415	$3,463	(30)%	$6,526	$3,763	73%
Purchase accounting adjustments - net of tax	1,085	815	33	1,666	1,436	16
Merger-related costs - net of tax	2	172	(99)	5	320	(98)
Discontinued operations - net of tax	(125)	(88)	43	(230)	(232)	--
Certain significant items - net of tax	286	(1,042)	(127)	46	1,913	(98)
Adjusted income	$3,663	$3,320	10	$8,013	$7,200	11

Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Purchase accounting adjustments, pre-tax:
In-process research and development charges(a)	$513	$260	$513	$262
Intangible amortization and other(b)	801	826	1,611	1,680
Total purchase accounting adjustments, pre-tax	1,314	1,086	2,124	1,942
Income taxes	(229)	(271)	(458)	(506)
Total purchase accounting adjustments - net of tax	1,085	815	1,666	1,436
Merger-related costs, pre-tax:
Integration costs(c)	3	191	5	293
Restructuring charges(c)	3	52	6	166
Total merger-related costs, pre-tax	6	243	11	459
Income taxes	(4)	(71)	(6)	(139)
Total merger-related costs - net of tax	2	172	5	320
Discontinued operations, pre-tax:
Income from discontinued operations (d)	(160)	(134)	(315)	(290)
Gains on sales of discontinued operations(d)	(26)	--	(31)	(65)
Total discontinued operations, pre-tax	(186)	(134)	(346)	(355)
Income taxes	61	46	116	123
Total discontinued operations - net of tax	(125)	(88)	(230)	(232)
Certain significant items, pre-tax
Asset impairment charges (e)	--	--	--	1,213
Sanofi-aventis research and development milestone(f)	--	--	(118)	--
Restructuring charges - Adapting to Scale(c)	262	21	556	21
Implementation costs - Adapting to Scale(g)	180	33	365	33
Gain on disposals of investments and other(h)	(23)	--	(74)	--
Total certain significant items, pre-tax	419	54	729	1,267
Income taxes	(133)	(20)	(242)	(467)
Resolution of certain tax positions(i)	--	(586)	(441)	(586)
Tax impact of the repatriation of foreign earnings(i)	--	(490)	--	1,699
Total certain significant items - net of tax	286	(1,042)	46	1,913
Total purchase accounting adjustments, merger-related costs, discontinued operations and certain significant items - net of tax	$1,248	$(143)	$1,487	$3,437

(a)	Included in Merger-related in-process research and development charges.
(b)	Included primarily in Amortization of intangible assets.
(c)	Included in Restructuring charges and merger-related costs.
(d)

Discontinued operations - net of tax includes $109 million and $97 million related to the Consumer Healthcare business for the three months ended July 2, 2006 and July 3, 2005 and $211 million and $213 million for the six months ended July 2, 2006 and July 3, 2005. These amounts do not include a substantial prospective gain on the planned divestiture.

(e)	Included in Cost of sales ($56 million), Selling informational and administrative expenses ($5 million) and Other (income)/deductions - net ($1.2 billion) for the six months ended July 3, 2005.
(f)	Included in Research and development expenses.
(g)

Included in Cost of sales ($104 million), Selling, informational and administrative expenses ($58 million), Research and development expenses ($40 million) and in Other (income)/deductions - net ($22 million income) for the three months ended July 2, 2006 and included in Cost of sales ($228 million), Selling, informational and administrative expenses ($97 million), Research and development expenses ($62 million) and in Other (income)/deductions - net ($22 million income) for the six months ended July 2, 2006. Included in Cost of sales ($1 million), Selling, informational and administrative expenses ($21 million), and Research and development expenses ($11 million) for the three months and six months ended July 3, 2005.

(h)	Included in Other (income)/deductions - net.
(i)	Included in Provision/(benefit) for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	July 2, 2006	Dec. 31, 2005

Financial assets:
Cash and cash equivalents	$1,921	$2,247
Short-term investments	12,829	19,979
Short-term loans	511	510
Long-term investments and loans	2,387	2,497
Total financial assets	17,648	25,233
Debt:
Short-term borrowings	3,779	11,589
Long-term debt	5,450	6,347
Total debt	9,229	17,936
Net financial assets	$8,419	$7,297

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of short-term investments was reduced in the first six months of 2006 and the proceeds were primarily used to pay down short-term borrowings.

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

In May 2006, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which were included in Long-term debt as of December 31, 2005 and included in Short-term debt as of July 2, 2006. Notice to call was given to the Trustees and the notes were redeemed in the third quarter of 2006.

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

In early April 2005, following the market withdrawal of Bextra and the FDA's decision requiring new labeling for Celebrex, Moody's placed our Aaa rating under review for possible downgrade. The review was completed in June 2005 when Moody's removed Pfizer from review status and reaffirmed our Aaa rating. However, Moody's maintained our rating outlook as negative. Following our announcement in June 2006 of the agreement to sell our Consumer Healthcare business and our target to purchase up to $17 billion of Pfizer stock in 2006 and 2007, Moody's again reaffirmed our Aaa rating with a negative outlook. The negative outlook reflects Moody's overall general negative rating outlook for the major pharmaceutical sector and, specifically, its concern that disappointing product sales, setbacks in development of key pipeline products, or a shift towards a more aggressive financial profile, including an increased pace of share purchase levels, could result in Pfizer's financial metrics falling below those appropriate for a Aaa-rated company.

S&P views our rating outlook as stable, while they note a slowdown in sales and earnings growth as a result of major patent expirations and increased competition. S&P relies on Pfizer's excellent position in the worldwide pharmaceutical market, highlighted by its diverse drug portfolio and deep product pipeline, together with our superior financial profile and cash-generating ability.

Our superior credit ratings are primarily based on our diversified product portfolio, our strong operating cash flow, our substantial financial assets, our strong late-stage product pipeline and our desire to maintain a prudent financial profile. Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. At July 2, 2006, we had access to $3.6 billion of lines of credit, of which $1.1 billion expire within one year. Of these lines of credit, $3.3 billion are unused, of which our lenders have committed to loan us $2.1 billion at our request. $2.0 billion of the unused lines of credit, which expire in 2011, may be used to support our commercial paper borrowings.

As of July 2, 2006, we had the ability to borrow approximately $1 billion by issuing debt securities under our existing debt shelf registration statement filed with the SEC in November 2002.

Goodwill and Other Intangible Assets

At July 2, 2006, goodwill totaled $21.1 billion (19% of our total assets) and other intangible assets, net of accumulated amortization, totaled $26.1 billion (23% of our total assets). The largest components of goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia. In the first quarter of 2006, we acquired the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera. In connection with the acquisition, we recorded an intangible asset for developed technology rights of approximately $1.0 billion and goodwill of approximately $166 million. Finite-lived intangible assets, net include $21.8 billion related to developed technology rights and $814 million related to brands. Indefinite-lived intangible assets include $3.0 billion related to brands.

The developed technology rights primarily represent the amortized acquisition-date fair value of the commercialized products that we acquired from Pharmacia. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Human Health products in the "Revenues" section of MD&A. While the Arthritis and Pain therapeutic category represents about 27% of the total value of developed technology rights at July 2, 2006, the balance of the value is evenly distributed across the following Human Health therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	July 2, 2006	Dec. 31, 2005

Cash and cash equivalents and short-term investments and loans	$15,261	$22,736

Working capital(a)	$20,939	$18,424

Ratio of current assets to current liabilities	2.04:1	1.65:1

Shareholders' equity per common share(b)	$9.43	$8.98

(a)

Working capital includes assets of discontinued operations and other assets held for sale of $6.8 billion and $6.7 billion and liabilities of discontinued operations and other liabilities held for sale of $1.4 billion and $1.2 billion, as of July 2, 2006 and December 31, 2005.

(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital as of July 2, 2006 as compared to December 31, 2005 was primarily due to:

•	a general reduction in payables and accruals of about $1.0 billion, reflecting timing;

•

an increase in inventories of $914 million, which is primarily due to the acquisition of sanofi-aventis' Exubera inventory, the build-up of inventory in advance of product launches and the impact of foreign exchange;

•	an increase in net current financial assets of $335 million primarily due to the pay down of short-term borrowings, partially offset by the redemption of short-term investments; and

•	a decrease in Medicaid rebate and contract rebate accruals of $130 million primarily due to the impact of the Medicare Act;

partially offset by:

•	the expected timing of tax obligations of about $527 million.

Net Cash Provided by Operating Activities

During the first six months of 2006, net cash provided by operating activities was $9.1 billion, as compared to $7.0 billion in the same period of 2005. The increase in net cash provided by operating activities was primarily attributable to:

•	higher current period income from operations, net of non-cash items,

partially offset by:

•	the timing of other receipts and payments in the ordinary course of business.

The net cash flows associated with discontinued operations were not significant.

Net Cash Provided by Investing Activities

During the first six months of 2006, net cash provided by investing activities was $4.3 billion, as compared to $4.2 billion in the same period in 2005. The increase in net cash provided by investing activities was primarily attributable to:

•

higher net redemptions of investments in 2006 (a positive change in cash and cash equivalents of $2.2 billion); in 2006, the proceeds of which were utilized to repay debt and in 2005, the proceeds of which were used to fund the repatriation of foreign earnings as a result of the Jobs Act, partially offset by:

•	the acquisition of Rinat and sanofi-aventis' rights to Exubera in 2006 compared to the acquisition of Idun in 2005 (an increased use of cash of $1.7 billion).

The net cash flows associated with discontinued operations were not significant.

Net Cash Used in Financing Activities

During the first six months of 2006, net cash used in financing activities was $13.7 billion, as compared to $11.7 billion in the same period in 2005. The increase in net cash used in financing activities was primarily attributable to:

•	net repayments of $8.6 billion on total borrowings in 2006, compared to $5.7 billion in 2005, and

•	an increase in cash dividends paid of $538 million as compared to the first six months of 2005 primarily due to an increase in the dividend rate,

partially offset by:

•	lower purchases of common stock in the first six months of 2006 of $2.0 billion as compared to $3.3 billion the first six months of 2005.

The net cash flows associated with discontinued operations were not significant.

In June 2005, we announced a $5 billion share-purchase program which is being funded by operating cash flows. Through July 2, 2006, we purchased approximately 102 million shares under that program for approximately $2.5 billion. In June 2006, the Board of Directors increased our share-purchase authorization from $5 billion to $18 billion.

In October 2004, we announced a $5 billion share-purchase program, which we completed in the second quarter of 2005 and was funded from operating cash flows. In total, under the October 2004 program, we purchased approximately 185 million shares.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and as of July 2, 2006, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain, under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

RECENTLY ADOPTED ACCOUNTING STANDARDS

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the guidance provided by Staff Accounting Bulletin (SAB) 107, issued in March 2005. (SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995.) (See Notes to Condensed Consolidated Financial Statements - Note 4, Adoption of New Accounting Standards, and Note 14, Share-Based Payments).

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of  SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. The standard also requires expanded disclosures. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact on the financial statements of adopting FIN 48.

OUTLOOK

Results in 2006 have been, and will continue to be, impacted by the loss of U.S. exclusivity of certain key products since the beginning of 2004. Revenues also have been, and may continue to be, impacted by uncertainty related to selective COX-2 inhibitors, as well as lower prescription growth or increased competition in key markets in the U.S. Second quarter 2006 results reflect a solid operating performance with robust revenue growth of many key in-line and new products, further leveraged by tempered operating expenses in Adjusted income. Second-quarter and year-to-date results benefited as well from a number of seasonalization factors, including the impact of production variances and geographic mix on cost of sales, the timing of promotional expenditures for new-product launches and of expenditures for research and development programs, as well as the effective tax rate.  In the second half of 2006, some of these factors are expected to reverse direction.

The anticipated growth of four products--Lipitor, Celebrex, Lyrica and Geodon--is expected to contribute significantly to our 2006 revenues. At current exchange rates, we are targeting achievement of our revenue goals for these four products and continue to expect 2006 aggregate revenues to be comparable to overall revenues in 2005. We are targeting Lipitor sales of about $13 billion this year, although it is an ambitious goal in light of the recent introduction of generic simvastatin in the U.S., as well as other competitive pressures. New clinical data, educational campaigns on Lipitor that highlight its strong benefit profile and advantageous formulary positioning are expected to contribute to growth. We continue to expect full-year Celebrex revenues of at least $2 billion, although it is an ambitious target given the ongoing pressures in the arthritis market. Celebrex remains an important treatment option for millions of arthritis patients. In the first six months of 2006, Geodon delivered excellent results and we continue to expect full-year Geodon revenues of about $800 million. Lyrica has exceeded our high initial expectations and we now expect Lyrica revenues to be more than $1 billion in 2006. The contribution of new products is expected to continue to accelerate as we launch new products throughout the year.

We expect our cash flow from operations to exceed $16 billion in 2006. Our expected cash flow from operations over the next 30 months and the expected after-tax proceeds from the sale of our Consumer Healthcare business of about $13.5 billion will together amount to approximately $34 billion, after capital expenditures and dividends. We have allocated about $17 billion of these resources for the possible acquisition of products and technologies that will drive long-term growth of the business. Further, we expect to purchase up to $7 billion of our stock in 2006 and up to an additional $10 billion in 2007 under our recently expanded share-purchase program.

We expect AtS-related cost savings in excess of $2 billion in 2006, an increase of at least $1.2 billion over 2005 savings.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment for 2006, of forecasted 2006 Adjusted income and Adjusted diluted EPS to forecasted 2006 reported Net income and reported diluted EPS follows:

($ billions, except per-share amounts)	Net Income(a)	Diluted EPS(a)

Forecasted Adjusted income/diluted EPS	~$14.7	~$2.00
Purchase accounting impacts, net of tax(b)	(2.9)	(0.40)
Adapting to scale costs, net of tax	(1.1)	(0.15)
Income from discontinued operations, net of tax(c)	0.5	0.07
Equity sales/other	0.2	0.02
Resolution of certain tax positions	0.4	0.06
Forecasted reported Net income/diluted EPS	~$11.8	~$1.60

(a)

Includes the Consumer Healthcare business as discontinued operations and excludes the effects of other business-development transactions not completed as of the end of the second quarter of 2006 and the potential impact from a substantial prospective gain on the divestiture of Pfizer Consumer Healthcare.

(b)	Increase in purchase accounting impacts versus the prior estimate reflects Merger-related in-process research and development charges associated primarily with the Rinat acquisition.
(c)	Primarily reflects the reclassification of Pfizer Consumer Healthcare to discontinued operations.

Our forecasted financial performance in 2006 is subject to a number of factors and uncertainties--as described in the "Forward Looking Information and Factors That May Affect Future Results" section below. Some of these factors and uncertainties may persist over our planning horizon.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our Company's financial results and estimates, business prospects, in-line products and product candidates that involve substantial risks and uncertainties, including, without limitation, information about the Company's agreement to sell its Consumer Healthcare business to Johnson & Johnson and the use of sale proceeds, as well as about the Company's stock-purchase plans. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business prospects. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

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

•

the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our Adapting to Scale multi-year productivity initiative and the ability of the Company and Johnson & Johnson to satisfy the conditions to closing the sale of the Company's Consumer Healthcare business, including receiving the required regulatory approvals.

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

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we do wish to highlight some changes which, taken together, are expected to have a favorable impact on our controls over a multi-year period. We continue to pursue a multi-year initiative to outsource some transaction-processing activities within certain accounting processes and are migrating to a consistent enterprise resource planning system across the organization. These are enhancements of on-going activities to support the growth of our financial shared service capabilities and standardize our financial systems. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 18 to the consolidated financial statements included in our 2005 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2005; and Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended April 2, 2006. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Product Liability Matters

Asbestos

As previously reported with regard to the Chapter 11 bankruptcy case involving Quigley Company, Inc. (Quigley), a wholly owned subsidiary of Pfizer, more than 75% of Quigley's claimants holding claims that represent more than two-thirds in value of claims against Quigley voted to accept Quigley's plan of reorganization.  On August 9, 2006, in reviewing the voting tabulation methodology, the Bankruptcy Court ruled that certain votes that accepted the plan were not predicated upon the actual value of the claim.  As a result, the reorganization plan was not accepted.

Quigley can adjust certain provisions in its reorganization plan and the voting procedures to conform with the Bankruptcy Court's ruling, and then possibly re-solicit the plan for acceptance or seek alternative remedies. These and other options are being considered.

If approved by the claimants and the courts, the reorganization plan will resolve all pending and future asbestos claims against Quigley and Pfizer in which claimants allege personal injury from exposure to Quigley products.

Patent Matters

Lipitor (atorvastatin)

As previously reported, in 2003, we filed suit in the U.S. District Court for the District of Delaware against Ranbaxy Laboratories Limited for infringement of both our basic product patent for atorvastatin and our patent covering the active enantiomeric form of the drug. Our basic product patent, including the additional six-month pediatric exclusivity period, expires in March 2010. Our enantiomer patent, including the additional six-month pediatric exclusivity period, expires in June 2011.

In late 2005, the District Court held that both patents are valid and infringed by Ranbaxy's generic atorvastatin product. In August 2006, a panel of the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's decision with respect to our basic product patent. Subject to a possible request for a review by the full U.S. Court of Appeals for the Federal Circuit or an appeal to the U.S. Supreme Court by Ranbaxy, this decision prevents Ranbaxy from marketing a generic version of atorvastatin before March 2010.

The panel also ruled that one of the claims of our enantiomer patent is invalid on technical grounds. We are considering the possibility of seeking a review of the decision regarding our enantiomer patent by the full U.S. Court of Appeals for the Federal Circuit. In addition, the U.S. Patent and Trademark Office has a process for correcting technical defects in patents, and we plan to pursue that process with regard to our enantiomer patent.

As previously reported, in October 2005, in an action brought by Ranbaxy, the United Kingdom's High Court of Justice upheld our basic U.K. patent for Lipitor, which expires in November 2011, but ruled that a second patent covering the calcium salt of atorvastatin, which expires in July 2010, is invalid. In June 2006, the United Kingdom's Court of Appeal affirmed the lower court's decision. The ruling by the Court of Appeal prohibits Ranbaxy from marketing a generic version of atorvastatin in the U.K. before the expiration of our basic patent in November 2011, subject to a possible further appeal to the House of Lords.

Norvasc (amlodipine)

Synthon Pharmaceuticals, Inc. has filed an action against us in the U.S. District Court for the Eastern District of Virginia alleging that our sales of Norvasc and Caduet infringe Synthon's patent relating to the manufacture of amlodipine.

Exubera

In August 2006, Novo Nordisk filed an action against us in the U.S. District Court for the Southern District of New York alleging that our sales of Exubera infringe Novo Nordisk's patents relating to inhaled insulin and methods of administration of inhaled insulin.

Tax Matters

On January 25, 2006, the Company was notified by the IRS Appeals Division that a resolution had been reached on the matter that we were in the process of appealing related to the tax deductibility of a breakup fee paid by Warner-Lambert Company in 2000. As a result, in the first six months of 2006 we recorded a tax benefit of approximately $441 million related to the resolution of this issue.

In the second quarter of 2005, we recorded a tax benefit of $586 million primarily related to the resolution of certain tax positions.

The IRS is currently conducting audits of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005 and 2006 tax years are also currently under audit under the IRS Compliance Assurance Process, a recently introduced real-time audit process.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the three months ended July 2, 2006:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
April 3, 2006 through April 30, 2006	1,706,850	$24.77	1,694,000	$ 3,464,989,094
May 1, 2006 through May 31, 2006	19,479,336	$24.77	19,378,700	$ 2,985,002,751
June 1, 2006 through July 2, 2006	20,397,319	$23.43	20,391,300	$15,507,212,045
Total	41,583,505	$24.11	41,464,000

(a)

On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the "2005 Stock Purchase Plan"). On June 26, 2006, Pfizer announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion.

(b)

In addition to purchases under the 2005 Stock Purchase Plan, this column reflects the following transactions during the three months ended July 2, 2006: (i) the deemed surrender to Pfizer of 26,580 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 83,891 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 9,034 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.	Exhibits.

	1) Exhibit 3.1	-	Restated Certificate of Incorporation dated April 12, 2004

	2) Exhibit 3.2	-	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004

	3) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	4) Exhibit 15	-	Accountants' Acknowledgment

	5) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	7) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	8) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: August 11, 2006	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended July 2,	Year Ended December 31,
(in millions, except ratios)	2006	2005	2004	2003	2002	2001

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$7,353	$10,800	$13,456	$2,816	$11,247	$9,469
Less:
Minority interests	5	12	7	1	3	12
Income adjusted for minority interest	7,348	10,788	13,449	2,815	11,244	9,457
Add:
Fixed charges	377	630	505	438	318	301
Total earnings as defined	$7,725	$11,418	$13,954	$3,253	$11,562	$9,758

Fixed charges:
Interest expense (a)	$297	$471	$347	$270	$251	$266
Preferred stock dividends (b)	7	14	12	10	--	--
Rents (c)	73	145	146	158	67	35
Fixed charges	377	630	505	438	318	301

Capitalized interest	15	17	12	20	28	56

Total fixed charges	$392	$647	$517	$458	$346	$357

Ratio of earnings to fixed charges	19.7	17.6	27.0	7.1	33.4	27.3

All financial information reflects the following as discontinued operations for all periods presented: the Consumer Healthcare business; for 2006, 2005, 2004 and 2003: certain European generics businesses; and for 2004 and 2003: our in-vitro allergy and autoimmune diagnostics testing, and surgical ophthalmics.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 11, 2006, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended July 2, 2006, in the following Registration Statements:

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
August 11, 2006

Exhibit 31.1

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO
 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey B. Kindler, certify that:

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

Date:  August 11, 2006

/s/ Jeffrey B. Kindler
Jeffrey B. Kindler Chief Executive Officer

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

Date:  August 11, 2006

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended July 2, 2006 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chief Executive Officer
August 11, 2006

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended July 2, 2006 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
 Alan G. Levin
Senior Vice President and Chief Financial Officer
August 11, 2006

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