Form 10-Q
period 2006-10-01
PFIZER INC
filed 2006-11-03
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

YES                    NO     X

At October 31, 2006, 7,210,444,662 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
October 1, 2006

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements:

Condensed Consolidated Statements of Income for the three months and nine months ended October 1, 2006 and October 2, 2005	3

Condensed Consolidated Balance Sheets as of October 1, 2006 and December 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2006 and October 2, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	25

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.
Controls and Procedures	57

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	58

Item 1A.
Risk Factors	59

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.
Defaults Upon Senior Securities	59

Item 4.
Submission of Matters to a Vote of Security Holders	59

Item 5.
Other Information	59

Item 6.
Exhibits	60

Signature	61

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per common share data)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Revenues	$12,280	$11,263	$35,768	$34,858

Costs and expenses:
Cost of sales(a)	1,962	1,611	5,423	5,250
Selling, informational and administrative expenses(a)	3,751	3,526	11,027	10,958
Research and development expenses(a)	1,902	1,739	5,187	5,287
Amortization of intangible assets	798	833	2,446	2,569
Merger-related in-process research and development charges	-	1,390	513	1,652
Restructuring charges and merger-related costs	249	303	816	782
Other (income)/deductions - net	(343)	(151)	(958)	703

Income from continuing operations before provision for taxes on income and minority interests	3,961	2,012	11,314	7,657

Provision for taxes on income	717	530	1,769	2,642

Minority interests	5	3	10	6

Income from continuing operations	3,239	1,479	9,535	5,009

Discontinued operations:
Income from discontinued operations - net of tax	120	107	330	299
Gains on sales of discontinued operations - net of tax	3	3	23	44

Discontinued operations - net of tax	123	110	353	343

Net income	$3,362	$1,589	$9,888	$5,352

Earnings per common share - basic:
Income from continuing operations	$0.45	$0.20	$1.31	$0.68
Discontinued operations - net of tax	0.02	0.02	0.05	0.05
Net income	$0.47	$0.22	$1.36	$0.73

Earnings per common share - diluted:
Income from continuing operations	$0.44	$0.20	$1.30	$0.67
Discontinued operations - net of tax	0.02	0.02	0.05	0.05
Net income	$0.46	$0.22	$1.35	$0.72

Weighted-average shares used to calculate earnings per common share:
Basic	7,228	7,333	7,275	7,372

Diluted	7,251	7,382	7,306	7,424

Cash dividends paid per common share	$0.24	$0.19	$0.72	$0.57

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 12B, Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	Oct. 1, 2006*	Dec. 31, 2005**
ASSETS
Current Assets
Cash and cash equivalents	$1,177	$2,247
Short-term investments	11,654	19,979
Accounts receivable, less allowance for doubtful accounts	9,177	9,103
Short-term loans	460	510
Inventories	6,167	5,478
Prepaid expenses and taxes	3,281	2,859
Assets of discontinued operations and other assets held for sale	6,805	6,659
Total current assets	38,721	46,835
Long-term investments and loans	2,845	2,497
Property, plant and equipment, less accumulated depreciation	16,417	16,233
Goodwill	21,051	20,985
Identifiable intangible assets, less accumulated amortization	25,323	26,244
Other assets, deferred taxes and deferred charges	4,228	4,176
Total assets	$108,585	$116,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term borrowings, including current portion of long-term debt	$2,508	$11,589
Accounts payable	1,742	2,073
Dividends payable	2	1,772
Income taxes payable	5,209	3,618
Accrued compensation and related items	1,533	1,602
Other current liabilities	5,271	6,521
Liabilities of discontinued operations and other liabilities held for sale	1,423	1,237
Total current liabilities	17,688	28,412

Long-term debt	5,561	6,347
Pension benefit obligations	2,636	2,681
Postretirement benefit obligations	1,368	1,424
Deferred taxes	8,838	9,707
Other noncurrent liabilities	2,782	2,635
Total liabilities	38,873	51,206

Shareholders' Equity
Preferred stock	146	169
Common stock	441	439
Additional paid-in capital	68,865	67,759
Employee benefit trust, at fair value	(845)	(923)
Treasury stock	(44,256)	(39,767)
Retained earnings	43,991	37,608
Accumulated other comprehensive income	1,370	479

Total shareholders' equity	69,712	65,764
Total liabilities and shareholders' equity	$108,585	$116,970

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005

Operating Activities:
Net income	$9,888	$5,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,026	4,143
Share-based compensation expense	506	121
Merger-related in-process research and development charges	513	1,652
Intangible asset impairments and other associated non-cash charges	--	1,216
Gains on disposal of investments, products and product lines	(201)	(58)
Gains on sales of discontinued operations	(37)	(72)
Deferred taxes from continuing operations	(1,333)	(1,088)
Other deferred taxes	67	(33)
Other non-cash adjustments	180	290
Changes in assets and liabilities (net of businesses acquired and divested)	(491)	(1,527)

Net cash provided by operating activities	13,118	9,996

Investing Activities:
Purchases of property, plant and equipment	(1,438)	(1,493)
Purchases of short-term investments	(8,472)	(16,840)
Proceeds from redemptions of short-term investments	17,346	23,179
Purchases of long-term investments	(835)	(650)
Proceeds from redemptions of long-term investments	229	655
Purchases of other assets	(118)	(392)
Proceeds from sales of other assets	3	6
Proceeds from the sales of businesses, products and product lines	22	108
Acquisitions, net of cash acquired	(1,989)	(2,104)
Other investing activities	(82)	238

Net cash provided by investing activities	4,666	2,707

Financing Activities:
Increase in short-term borrowings, net	993	9
Principal payments on short-term borrowings	(11,721)	(5,274)
Proceeds from issuances of long-term debt	1,051	5
Principal payments on long-term debt	(55)	(1,042)
Purchases of common stock	(4,496)	(3,415)
Cash dividends paid	(5,211)	(4,177)
Stock option transactions and other	593	346

Net cash used in financing activities	(18,846)	(13,548)
Effect of exchange-rate changes on cash and cash equivalents	(8)	(4)
Net decrease in cash and cash equivalents	(1,070)	(849)
Cash and cash equivalents at beginning of period	2,247	1,808

Cash and cash equivalents at end of period	$1,177	$959

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,031	$3,738
Interest	579	485

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 27, 2006 and August 28, 2005.

We made certain reclassifications to the 2005 condensed consolidated financial statements to conform to the 2006 presentation. These reclassifications are primarily related to discontinued operations (see Note 3, Discontinued Operations), as well as to better reflect jurisdictional netting of deferred taxes.

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

On February 28, 2006, we completed the acquisition of the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). In connection with the acquisition, as part of our final purchase price allocation, we recorded an intangible asset for developed technology rights of approximately $1.0 billion, inventory valued at $218 million and goodwill of approximately $166 million, all of which have been allocated to our Pharmaceutical segment. The amortization of the developed technology rights is primarily included in Cost of Sales. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

On September 14, 2005, we completed the acquisition of all of the outstanding shares of Vicuron Pharmaceuticals, Inc. (Vicuron), a biopharmaceutical company focused on the development of novel anti-infectives, for approximately $1.9 billion in cash (including transaction costs). The allocation of the purchase price includes in-process research and development of approximately $1.4 billion, which was expensed and included in Merger-related in-process research and development charges, and goodwill of $243 million, which has been allocated to our Pharmaceutical segment. Neither of these items was deductible for tax purposes.

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

Note 3.  Discontinued Operations

We evaluate our businesses and product lines periodically for strategic fit within our operations. As a result of our evaluation, we decided to sell a number of businesses and product lines, certain of which qualified for Discontinued operations treatment:

•

In June 2006, we entered into an agreement to sell our Consumer Healthcare business for approximately $16.6 billion in cash. This business comprises substantially all of our former Consumer Healthcare segment and other associated amounts, such as purchase-accounting impacts and merger-related costs, and restructuring and implementation costs related to our Adapting to Scale (AtS) productivity initiative, previously reported in the Corporate/Other segment. In addition, certain manufacturing facility assets and liabilities, which were previously part of our Pharmaceutical or Corporate/Other segment, are included in the planned sale of the Consumer Healthcare business. In connection with the decision to sell this business, for all periods presented, the operating results associated with this business that will be discontinued have been reclassified into Discontinued operations - net of tax in the condensed consolidated statements of income, and the assets and liabilities associated with this business that will be sold have been reclassified into Assets/Liabilities of discontinued operations and other assets/liabilities held for sale, as appropriate, on the condensed consolidated balance sheets. The divestiture of the Consumer Healthcare business is expected to close in late 2006 and is subject to customary closing conditions, including receipt of regulatory approvals.

•

In the third quarter of 2005, we sold the last of three European generic pharmaceutical businesses, which we had included in our Pharmaceutical segment, for 4.7 million euros (approximately $5.6 million) and recorded a loss of $3 million ($2 million, net of tax) in Gains on sales of discontinued operations - net of tax in the condensed consolidated statement of income for the three months and nine months ended October 2, 2005.

•

In the first quarter of 2005, we sold the second of three European generic pharmaceutical businesses, which had been included in our Pharmaceutical segment, for 70 million euros (approximately $93 million) and recorded a gain of $57 million ($36 million, net of tax) in Gains on sales of discontinued operations - net of tax in the condensed consolidated statement of income. In addition, we recorded an impairment charge of $9 million ($6 million, net of tax) related to the last of the three European generic pharmaceutical businesses in Income from discontinued operations - net of tax in the condensed consolidated statement of income for the nine months ended October 2, 2005.

The following amounts, primarily related to our Consumer Healthcare business, have been segregated from continuing operations and included in Discontinued operations - net of tax in the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
(in millions)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Revenues	$974	$932	$2,920	$2,883

Pre-tax income of discontinued businesses	$178	$174	$493	$465
Provision for taxes on income	(58)	(67)	(163)	(166)
Income from discontinued operations - net of tax	120	107	330	299
Pre-tax gains on sales of discontinued businesses	6	7	37	72
Provision for taxes on gains	(3)	(4)	(14)	(28)
Gains on sales of discontinued operations - net of tax	3	3	23	44
Discontinued operations-net of tax	$123	$110	$353	$343

The following assets and liabilities, primarily related to our Consumer Healthcare business, have been segregated and included in Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations and other liabilities held for sale, as appropriate, in the condensed consolidated balance sheets:

(in millions)	Oct. 1, 2006	Dec. 31, 2005

Accounts receivable, less allowance for doubtful accounts	$778	$661
Inventories	518	561
Prepaid expenses and taxes	64	71
Property, plant and equipment, less accumulated depreciation	1,023	1,002
Goodwill	2,751	2,789
Identifiable intangible assets, less accumulated amortization	1,651	1,557
Other assets, deferred taxes and deferred charges	20	18
Assets of discontinued operations and other assets held for sale	$6,805	$6,659

Current liabilities	$681	$538
Other	742	699
Liabilities of discontinued operations and other liabilities held for sale	$1,423	$1,237

Net cash flows of our discontinued operations estimated from each of the categories of operating, investing and financing activities were not significant for the nine months ended October 1, 2006 and October 2, 2005.

Note 4. Adoption of New Accounting Standards

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the interpretation provided by SEC Staff Accounting Bulletin No. 107, issued in March 2005. (SFAS 123R replaced SFAS 123, Stock-Based Compensation, issued in 1995.) We have elected the modified prospective application transition method of adoption and, as such, prior-period financial statements have not been restated. Under this method, the fair value of all stock options granted or modified after adoption must be recognized in the consolidated statement of income and total compensation cost related to nonvested awards not yet recognized, determined under the original provisions of SFAS 123, must also be recognized in the consolidated statement of income.

Prior to January 1, 2006, we accounted for stock options under Accounting Principle Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, an elective accounting policy permitted by SFAS 123. Under this standard, since the exercise price of our stock options granted is set equal to the market price on the date of the grant, we did not record any expense to the condensed consolidated statement of income related to stock options, unless certain original grant date terms were subsequently modified. However, as required, we disclosed, in the Notes to Condensed Consolidated Financial Statements, the pro forma expense impact of the stock option grants as if we had applied the fair-value-based recognition provisions of SFAS 123.

The adoption of SFAS 123R primarily impacted our accounting for stock options (see Note 14, Share-Based Payments).

Note 5.  Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales

In the first nine months of 2005, we recorded charges totaling $1.2 billion ($762 million, net of tax) in connection with the decision to suspend sales of Bextra. The pre-tax charge included $1.1 billion related to the impairment of developed technology rights and $7 million related to the write-off of machinery and equipment, both of which were included in Other (income)/deductions - net. In addition, in connection with the suspension, we recorded $56 million in write-offs of inventory and exit costs, included in Cost of sales; $8 million related to the cost of administering the suspension of sales, included in Selling, informational and administrative expenses; and $212 million for an estimate of customer returns, primarily included against Revenues. Substantially all of these charges were recorded in the first quarter of 2005.

Note 6.  Adapting to Scale Productivity Initiative

We incurred the following costs in connection with our Adapting to Scale (AtS) productivity initiative, which was launched in early 2005:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Implementation costs(a)	$182	$100	$547	$133
Restructuring charges(b)	245	151	801	172
Total AtS costs	$427	$251	$1,348	$305

(a)

Included in Cost of sales ($50 million), Selling, informational and administrative expenses ($63 million), Research and development expenses ($70 million) and in Other (income)/deductions - net ($1 million income) for the three months ended October 1, 2006 and included in Cost of sales ($278 million), Selling, informational and administrative expenses ($160 million), Research and development expenses ($132 million) and in Other (income)/deductions - net ($23 million income) for the nine months ended October 1, 2006. Included in Cost of sales ($36 million), Selling, informational and administrative expenses ($56 million) and Research and development expenses ($8 million) for the three months ended October 2, 2005 and included in Cost of sales ($37 million), Selling, informational and administrative expenses ($76 million), Research and development expenses ($20 million) for the nine months ended October 2, 2005.

(b)	Included in Restructuring charges and merger-related costs.

Included in Discontinued operations - net of tax are additional pre-tax AtS costs of $2 million and $17 million for the three months and nine months ended October 1, 2006 and $7 million for the three months and nine months ended October 2, 2005.

Through October 1, 2006, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our U.S. marketing and worldwide research and development operations, while the implementation costs primarily relate to system and process standardization, as well as the expansion of shared services.

The components of restructuring charges associated with AtS follow:

(millions of dollars)	Costs Incurred Through Oct. 1, 2006	Utilization Through Oct. 1, 2006	Accrual as of Oct. 1, 2006	(a)

Employee termination costs	$751	$626	$125
Asset impairments	386	386	--
Other	102	50	52
Total	$1,239	$1,062	$177

(a)	Included in Other current liabilities.

During the three months and nine months ended October 1, 2006, we expensed $118 million and $449 million for Employee termination costs, $86 million and $263 million for Asset impairments, and $41 million and $89 million in Other. Through October 1, 2006, Employee termination costs represent the approved reduction of the workforce by 5,728 employees, mainly in manufacturing, sales and research. We notified affected individuals and 5,325 employees were terminated as of October 1, 2006. Employee termination costs are recorded as incurred and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write off inventory and write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 7.  Merger-Related Costs

We incurred the following merger-related costs:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Integration costs	$3	$91	$8	$384
Restructuring charges	1	61	7	226
Total merger-related costs(a)	$4	$152	$15	$610

(a)	Included in Restructuring charges and merger-related costs. Amounts in 2005 primarily relate to our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003.

Included in Discontinued operations - net of tax is a downward adjustment of additional pre-tax merger-related costs of  $(2) million for the three months ended October 1, 2006 and additional pre-tax merger-related costs of $3 million for the nine months ended October 1, 2006. Included in Discontinued operations - net of tax were additional pre-tax merger-related costs of $9 million and $25 million for the three months and nine months ended October 2, 2005.

Restructuring charges included severance, costs of vacating duplicative facilities, contract termination and other exit costs.

Note 8.  Taxes on Income

A.  Taxes on Income

In the third quarter of 2006, we recorded a decrease to the 2005 estimated U.S. tax provision related to the repatriation of foreign earnings, due primarily to the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of a certain position and we recognized a tax benefit of $124 million.

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

As of October 1, 2006, we intend to permanently reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on unremitted earnings.

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

Note 9.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Net income	$3,362	$1,589	$9,888	$5,352
Other comprehensive income/(expense):
Currency translation adjustment and other(a)	(125)	(174)	873	(1,159)
Net unrealized gains/(losses) on derivative financial instruments(b)	(19)	(13)	74	(40)
Net unrealized gains/(losses) on available-for-sale securities(b)	(2)	5	(35)	(114)
Minimum pension liability(b)	8	6	(21)	20
Total other comprehensive income/(expense)	(138)	(176)	891	(1,293)
Total comprehensive income	$3,224	$1,413	$10,779	$4,059

(a)

Includes changes in currency translation adjustments of nil and $21 million for the three months and nine months ended October 1, 2006, and ($12) million and ($37) million for the three months and nine months ended October 2, 2005, related to discontinued operations.

(b)	Amounts associated with discontinued operations are not significant.

Note 10.  Financial Instruments

A.  Long-Term Debt

In May 2006, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which were included in Long-term debt as of December 31, 2005. Notice to call was given to the Trustees and the notes were redeemed in the third quarter of 2006.

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

The notes were issued under a $5 billion debt shelf registration filed with the SEC in November 2002. As of October 1, 2006, we had the ability to borrow approximately $1 billion by issuing debt securities under that debt shelf registration statement.

B.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the first nine months of 2006.

Foreign Exchange Risk

During the first nine months of 2006, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of October 1, 2006 (millions of dollars)	Maturity Date
Forward	OCL		--		Short-term foreign currency assets and liabilities(d)	$ 1,521	2006
Swaps	OCL		NI		Euro net investments	1,318	2007
Forward	OCL		CF		Yen available-for-sale investments	822	2006
LT yen debt	LTD		NI		Yen net investments	508	2011
Forward	Prepaid		CF		Euro intercompany loan	493	2006
LT yen debt	LTD		NI		Yen net investments	466	2016

(a)	Forward = Forward-exchange contracts; LT yen debt = Long-term yen debt
(b)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge foreign exchange risk. OCL = Other current liabilities; Prepaid = Prepaid expenses and taxes; LTD = Long-term debt

(c)	NI = Net investment hedge; CF = Cash flow hedge
(d)

Forward-exchange contracts used to offset short-term foreign currency assets and liabilities were primarily for intercompany transactions in euros, Japanese yen, U.K. pounds, Canadian dollars and Australian dollars.

These foreign-exchange instruments serve to protect us against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions.

Note 11.  Inventories

The components of inventories follow:

(millions of dollars)	Oct. 1, 2006	Dec. 31, 2005

Finished goods	$2,160	$1,756
Work-in-process	2,993	2,373
Raw materials and supplies	1,014	1,349
Total inventories(a)	$6,167	$5,478

(a)

Increase primarily due to the acquisition of sanofi-aventis' Exubera inventory, the build-up of inventory in advance of product launches and the impact of foreign exchange, partially offset by the impact of our inventory-reduction initiative.

Note 12.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended October 1, 2006 follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2005	$20,919	$56	$10	$20,985
Additions(a)	166	--	--	166
Other(b)	(112)	5	7	(100)
Balance, October 1, 2006	$20,973	$61	$17	$21,051

(a)	Primarily related to Exubera.
(b)	Includes a reduction to goodwill related to the resolution of certain tax positions and the impact of foreign exchange.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	Oct. 1, 2006		Dec. 31, 2005
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed technology rights	$32,440	$(11,459)	$30,729	$(8,810)
Brands	887	(85)	885	(51)
License agreements	191	(38)	152	(27)
Trademarks	111	(71)	106	(65)
Other(a)	517	(255)	446	(203)
Total amortized finite-lived intangible assets	34,146	(11,908)	32,318	(9,156)
Indefinite-lived intangible assets:
Brands	2,989	--	2,990	--
Trademarks	79	--	79	--
Other(b)	17	--	13	--
Total indefinite-lived intangible assets	3,085	--	3,082	--
Total identifiable intangible assets	$37,231	$(11,908)	$35,400	$(9,156)

Total identifiable intangible assets, less accumulated amortization	$25,323	$26,244

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

In the first nine months of 2006, we acquired the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera. In connection with the acquisition, we recorded an intangible asset for developed technology rights of approximately $1.0 billion. The amortization of these developed technology rights are primarily included in Cost of sales.

In the first nine months of 2005, we recorded an impairment charge of $1.1 billion in Other (income)/deductions - net related to the developed technology rights for Bextra, a selective COX-2 inhibitor (included in our Pharmaceutical segment) in connection with the decision to suspend sales of Bextra (see Note 5, Asset Impairment Charge and Other Costs Associated with the Suspension of Bextra Sales).

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute our products are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $851 million and $856 million for the three months ended October 1, 2006 and October 2, 2005, and $2.6 billion for the nine months ended October 1, 2006 and October 2, 2005.

Included in Discontinued operations - net of tax is additional pre-tax amortization expense for finite-lived intangible assets of nil and $3 million for the three months ended October 1, 2006 and October 2, 2005 and $7 million for the nine months ended October 1, 2006 and October 2, 2005.

The annual amortization expense expected for the fiscal years 2006 through 2011 is $3.4 billion in 2006; $3.3 billion in 2007; $2.8 billion in 2008; and $2.5 billion in 2009, 2010 and 2011.

Note 13.  Benefit Plans

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the three months ended October 1, 2006 and October 2, 2005 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$91	$80	$10	$9	$78	$71	$11	$10
Interest cost	110	104	15	15	79	76	32	28
Expected return on plan assets	(157)	(148)	--	--	(82)	(77)	(7)	(6)
Amortization of:
Prior service costs/(credits)	2	4	(1)	--	(1)	(1)	--	1
Net transition obligation	--	--	--	--	1	1	--	--
Actuarial losses	31	26	13	10	28	23	11	4
Curtailments and settlements - net	12	3	--	--	--	1	2	--
Special termination benefits	1	1	--	--	7	1	2	1
Less: amounts included in discontinued operations	(4)	(3)	(1)	(1)	6	5	(1)	(1)
Net periodic benefit costs	$86	$67	$36	$33	$116	$100	$50	$37

The components of net periodic benefit cost of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the nine months ended October 1, 2006 and October 2, 2005 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$277	$239	$32	$28	$227	$224	$35	$29
Interest cost	334	310	45	44	229	234	95	84
Expected return on plan assets	(472)	(445)	--	--	(238)	(238)	(21)	(17)
Amortization of:
Prior service costs/(credits)	6	11	(2)	1	(1)	(2)	1	1
Net transition obligation	--	--	--	--	2	2	--	--
Actuarial losses	90	77	34	29	79	71	28	14
Curtailments and settlements - net	37	3	--	--	9	11	17	--
Special termination benefits	11	1	--	--	18	11	7	1
Less: amounts included in discontinued operations	(12)	(11)	(2)	(2)	(2)	(2)	(3)	(3)
Net periodic benefit costs	$271	$185	$107	$100	$323	$311	$159	$109

For the first nine months of 2006, we contributed from the Company's general assets $450 million to our U.S. qualified pension plans, $70 million to our U.S. supplemental (non-qualified) pension plans, $401 million to our international pension plans and $218 million to our postretirement plans.

During 2006, we expect to contribute, from the Company's general assets, a total of $454 million to our U.S. qualified pension plans, $77 million to our U.S. supplemental (non-qualified) pension plans, $483 million to our international pension plans and $260 million to our postretirement plans. Contributions expected to be made for 2006 are inclusive of amounts contributed during the first nine months of 2006. The contributions from the Company's general assets include direct employer benefit payments. Amounts associated with discontinued operations are not significant.

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

As of October 1, 2006, 313 million shares were available for award, which include 31 million shares available for award under the legacy Pharmacia Long-Term Incentive Plan, that reflect award cancellations returned to the pool of available shares for legacy Pharmacia commitments.

Although not required to do so, historically we have used authorized and unissued shares and, to a lesser extent, shares held in our Employee Benefit Trust to satisfy our obligations under these programs.

A.  Impact on Net Income

The components of share-based compensation expense and the associated tax benefit follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Stock option expense	$93	$--	$314	$--
Restricted stock unit expense	53	34	142	85
Performance share awards and performance-contingent share awards expense	34	8	50	36
Share-based payment expense(a)	180	42	506	121
Tax benefit for share-based compensation expense	(57)	(14)	(150)	(41)
Share-based payment expense, net of tax	$123	$28	$356	$80

(a)

Included in Cost of sales, Selling, informational and administrative expense and Research and development expense, as appropriate, generally according to the expense classification of the employees' payroll costs.

Included in Discontinued operations - net of tax is share-based compensation expense as shown in the following table:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Share-based compensation expense	$8	$2	$23	$5
Tax benefit for share-based compensation expense	(3)	(1)	(7)	(2)
Share-based compensation expense, net of tax	$5	$1	$16	$3

Amounts capitalized as part of inventory cost were not significant. In the three months and nine months ended October 1, 2006, the impact of modifications under the AtS productivity initiative to share-based awards was not significant and, in the three months and nine months ended October 2, 2005, the impact of modifications under the Pharmacia restructuring program was not significant. Generally, these modifications resulted in an acceleration of vesting either in accordance with plan terms or at management's discretion.

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

The fair value of each stock option grant is estimated on the grant date using, for virtually all grants, the Black-Scholes-Merton option-pricing model. These fair values incorporate a number of valuation assumptions noted in the following table, shown at their weighted-average values:

	Three Months Ended		Nine Months Ended
	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Expected dividend yield (a)	3.65%	2.76%	3.66%	2.90%
Risk-free interest rate (b)	4.87%	3.81%	4.59%	3.96%
Expected stock price volatility (c)	22.85%	20.00%	24.50%	21.93%
Expected term (d) (years)	10	5.59	6	5.75

(a)	Determined using a constant dividend yield during the expected term of the option.
(b)	Determined using the extrapolated yield on U.S. Treasury zero-coupon issues.
(c)	Determined using implied volatility, after consideration of historical volatility.
(d)

Determined using historical exercise and post-vesting termination patterns. In the third quarter of 2006, the use of historical patterns was deemed inappropriate as virtually all of the option-grant activity related to a single individual; instead, the contractual term of the options was used.

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

The following table summarizes all stock option activity during the nine months ended October 1, 2006:

	Shares (thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(a) (millions)

Outstanding, January 1, 2006	627,404	$33.51
Granted	69,202	26.20
Exercised	(33,451)	15.56
Forfeited	(7,600)	30.95
Cancelled	(53,720)	32.38
Outstanding, October 1, 2006	601,835	33.81	5.4	$589
Vested and expected to vest(b), October 1, 2006	593,273	33.85	5.3	578
Exercisable, October 1, 2006	405,054	35.32	4.0	339

(a)	Market price of underlying stock less exercise price.
(b)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The following table provides data related to all stock option activity:

	Three Months Ended		Nine Months Ended
(millions of dollars, except per stock option amounts and years)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Weighted-average grant date fair value per stock option	$5.70	$5.00	$5.42	$5.15
Aggregate intrinsic value on exercise	$165	$101	$336	$397
Cash received upon exercise	$230	$64	$497	$326
Tax benefits realized related to exercise	$45	$21	$98	$124
Total compensation cost related to nonvested stock options not yet recognized, pre-tax (a)	$457	N/A	$457	N/A
Weighted-average period in years over which stock option compensation cost is expected to be recognized (b)	1.3	N/A	1.3	N/A

(a)	The total compensation cost related to our Consumer Healthcare business is $22 million.
(b)	The planned divestiture of our Consumer Healthcare business does not have a significant impact on this weighted-average period.

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

The fair value of each RSU grant is estimated on the grant date using the average price of Pfizer common stock on the date of grant.

The following table summarizes all RSU activity during the nine months ended October 1, 2006:

(thousands of shares)	Shares	Weighted-Average Grant Date Fair Value Per Share

Nonvested, January 1, 2006	12,803	$26.89
Granted	12,682	26.15
Vested	(3,338)	27.32
Reinvested dividend equivalents	502	25.30
Forfeited	(1,215)	26.19
Nonvested, October 1, 2006	21,434	26.58

The following table provides data related to all RSU activity:

	Three Months Ended		Nine Months Ended
(millions of dollars, except per RSU amounts and years)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Weighted-average grant date fair value per RSU	$26.16	$26.66	$26.35	$26.25
Total fair value of shares vested	$1	$1	$91	$2
Total compensation cost related to nonvested RSU awards not yet recognized, pre-tax(a)	$335	N/A	$335	N/A
Weighted-average period in years over which RSU cost is expected to be recognized(b)	4.0	N/A	4.0	N/A

(a)	The total compensation cost related to our Consumer Healthcare business is $17 million.
(b)	The planned divestiture of our Consumer Healthcare business does not have a significant impact on this weighted-average period.

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

The 2004 Plan limitations on the maximum amount of share-based awards apply to all awards including PSA and PCSA grants. In 2001, our shareholders approved the 2001 Performance-Contingent Share Award Plan (the 2001 Plan), allowing a maximum of 12.5 million shares to be awarded to all participants. This maximum was applied to awards for performance periods beginning after January 1, 2002 through 2004. The 2004 Plan is the only plan under which share-based awards may be granted in the future.

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

The following table summarizes all PSA and PCSA activity during the nine months ended October 1, 2006, with the shares granted representing the maximum award that could be achieved:

(thousands of shares)	Shares	Weighted-Average Grant Date Value Per Share

Nonvested, January 1, 2006	13,366	$23.32
Granted	1,563	26.18
Vested	(1,583)	26.20
Reinvested dividend equivalents	29	25.17
Forfeited(a)	(1,646)	26.12
Nonvested, October 1, 2006	11,729	28.07

(a)

Forfeited includes 345 thousand shares that were forfeited by retirees. At the discretion of the Compensation Committee of the Company's Board of Directors, $9 million in cash was paid to such retirees, which amount was equivalent to the fair value of the forfeited shares prorated for the portion of the performance period that was completed prior to retirement.

The following table provides data related to all PSA and PCSA activity:

	Three Months Ended		Nine Months Ended
(millions of dollars, except per PCSA amounts and years)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Weighted-average grant date intrinsic value per PCSA	$28.36	$24.97	$28.36	$24.97
Total intrinsic value of vested PCSA shares	$--	$--	$50	$56
Total compensation cost related to nonvested PSA grants not yet recognized, pre-tax(a)	$15	N/A	$15	N/A
Weighted-average period in years over which PSA cost is expected to be recognized(b)	2.3	N/A	2. 3	N/A

(a)	The total compensation cost related to our Consumer Healthcare business is nominal.
(b)	The planned divestiture of our Consumer Healthcare business does not have a significant impact on this weighted-average period.

We entered into forward-purchase contracts that partially offset the potential impact on net income of our obligation under the pre-2006 PCSAs. At settlement date we will, at the option of the counterparty to each of the contracts, either receive our own stock or settle the contracts for cash. Other contract terms are as follows:

	Per Share	Maximum Maturity (years)
(thousands of shares)	Purchase Price	Oct. 1, 2006	Dec. 31, 2005

3,051	$33.85	0.6	--
3,051	33.84	--	0.4

The financial statements include the following items related to these contracts:

Prepaid expenses and taxes includes:

•	fair value of these contracts

Other (income)/deductions - net includes:

•	changes in the fair value of these contracts

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

These awards have not been significant.

F.  Transition Information

The following table shows the effect on results for the three months and nine months ended October 2, 2005 as if we had applied the fair-value-based recognition provisions of SFAS 123R to measure stock-based compensation expense for the option grants:

(millions of dollars, except per common share data)	Three Months Ended Oct. 2, 2005	Nine Months Ended Oct. 2, 2005

Net income available to common shareholders used in the calculation of basic earnings per common share:
As reported under GAAP(a)	$1,588	$5,348
Compensation expense - net of tax(b)	(104)	(356)
Pro forma	$1,484	$4,992
Basic earnings per common share:
As reported under GAAP(a)	$0.22	$0.73
Compensation expense - net of tax(b)	(0.02)	(0.05)
Pro forma	$0.20	$0.68
Net income available to common shareholders used in the calculation of diluted earnings per common share:
As reported under GAAP(a)	$1,588	$5,349
Compensation expense - net of tax(b)	(104)	(356)
Pro forma	$1,484	$4,993
Diluted earnings per common share:
As reported under GAAP(a)	$0.22	$0.72
Compensation expense - net of tax(b)	(0.02)	(0.05)
Pro forma	$0.20	$0.67

(a)	Includes stock-based compensation expense, net of related tax effects, of $28 million and $81 million for the three months and nine months ended October 2, 2005.
(b)	Pro forma compensation expense related to stock options that are subject to accelerated vesting upon retirement is recognized over the period of employment up to the vesting date of the grant.

Note 15.  Earnings Per Common Share

Basic and diluted EPS were computed using the following common share data:

	Three Months Ended		Nine Months Ended
(millions)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

EPS Numerator - Basic:
Income from continuing operations	$3,239	$1,479	$9,535	$5,009
Less: Preferred stock dividends - net of tax	1	1	4	4
Income available to common shareholders from continuing operations	3,238	1,478	9,531	5,005
Discontinued operations - net of tax	123	110	353	343
Net income available to common shareholders	$3,361	$1,588	$9,884	$5,348

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	7,228	7,333	7,275	7,372

EPS Numerator - Diluted:
Income from continuing operations	$3,239	$1,479	$9,535	$5,009
Less: ESOP contribution - net of tax	1	1	3	3
Income available to common shareholders from continuing operations	3,238	1,478	9,532	5,006
Discontinued operations - net of tax	123	110	353	343
Net income available to common shareholders	$3,361	$1,588	$9,885	$5,349

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	7,228	7,333	7,275	7,372
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	23	49	31	52
Weighted-average number of common shares outstanding and common share equivalents	7,251	7,382	7,306	7,424

Outstanding stock options, representing about 563 million shares and 564 million shares of common stock during the three-month and nine-month periods ended October 1, 2006 and about 563 million shares and 513 million shares of common stock during the three-month and nine-month periods ended October 2, 2005, had exercise prices greater than the average market price of our common stock. Such options are excluded from the computation of diluted EPS for these periods because their inclusion would have had an anti-dilutive effect.

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

Note 16.  Segment Information

We operate in the following business segments:

Pharmaceutical

•

The Pharmaceutical segment, which represents our pharmaceutical business, includes products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies.

Animal Health

• The Animal Health segment includes products that prevent and treat diseases in livestock and companion animals.

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

Revenues and profit/(loss) by segment for the three months and nine months ended October 1, 2006 and October 2, 2005, follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Oct. 1, 2006		Oct. 2, 2005		Oct. 1, 2006		Oct. 2, 2005

Revenues:
Pharmaceutical	$11,485		$10,547		$33,417		$32,617
Animal Health	562		503		1,656		1,576
Corporate/Other(a)	233		213		695		665
Total revenues	$12,280		$11,263		$35,768		$34,858

Segment profit/(loss)(b)
Pharmaceutical	$5,492		$4,869		$16,253		$14,799
Animal Health	100		85		315		288
Corporate/Other(a)	(1,631)	(c)	(2,942)	(d)	(5,254)	(c)	(7,430)	(d)
Total profit/(loss)	$3,961		$2,012		$11,314		$7,657

(a)

Corporate/Other includes our gelatin capsules business, our contract manufacturing business and a bulk pharmaceutical chemicals business. Corporate/Other also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based compensation expenses not allocated to the business segments, share-based payments, significant impacts of purchase accounting for acquisitions, certain milestone payments, merger-related costs, intangible asset impairments and costs related to our AtS productivity initiative.

(b)

Segment profit/(loss) equals income from continuing operations before provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, merger-related costs and costs related to our AtS productivity initiative, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

(c)

For the three months and nine months ended October 1, 2006, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $803 million and $2.9 billion, including acquired in-process research and development charges and incremental intangible asset amortization and other charges, (ii) merger-related costs of $4 million and $15 million, (iii) restructuring charges and implementation costs associated with our AtS productivity initiative of $427 million and $1.3 billion, (iv) gain on disposals of investments and other of $86 million and $160 million, and (v) a research and development milestone due to us from sanofi-aventis of approximately $118 million in the first quarter of 2006.

(d)

For the three months and nine months ended October 2, 2005, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $2.2 billion and $4.1 billion, including acquired in-process research and development charges, incremental intangible asset amortization and other charges, (ii) merger-related costs of $152 million and $610 million, (iii) restructuring charges and implementation costs associated with our AtS productivity initiative of $251 million and $305 million, and (iv) costs associated with the suspension of Bextra's sales of $3 million and $1.2 billion.

Revenues for each group of similar products follow:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	% Change	Oct. 1, 2006	Oct. 2, 2005	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$5,111	$4,467	14%	$14,628	$13,664	7%
Central nervous system disorders	1,500	1,590	(6)	4,787	4,718	1
Arthritis and pain	706	548	29	1,974	1,736	14
Infectious and respiratory diseases	836	1,074	(22)	2,608	3,659	(29)
Urology	732	629	16	2,055	1,958	5
Oncology	540	507	7	1,550	1,499	3
Ophthalmology	376	338	11	1,065	1,011	5
Endocrine disorders	246	262	(6)	724	783	(7)
All other	1,102	865	26	3,042	2,832	7
Alliance revenue	336	267	26	984	757	30
Total Pharmaceutical	11,485	10,547	9	33,417	32,617	2
ANIMAL HEALTH	562	503	12	1,656	1,576	5
OTHER	233	213	9	695	665	5
Total revenues	$12,280	$11,263	9	$35,768	$34,858	3

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of October 1, 2006, the related condensed consolidated statements of income for the three-month and nine-month periods ended October 1, 2006 and October 2, 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2006 and October 2, 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 3, 2006

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Our  Consolidated Operating Results. This section, beginning on page 28, provides a general description of Pfizer's business; provides information about our operating environment and our response to key challenges; discusses significant licensing and new business development transactions, as well as the planned disposition of our Consumer Healthcare business; and summarizes our productivity initiatives.

•

Revenues. This section, beginning on page 32, provides an analysis of our products and revenues for the three months and nine months ended October 1, 2006 and October 2, 2005, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 43, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, beginning on page 45, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 45, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 50, provides an analysis of our balance sheets as of October 1, 2006 and December 31, 2005, and cash flows for the nine months ended October 1, 2006 and October 2, 2005, as well as a discussion of our outstanding debt and commitments that existed as of October 1, 2006 and December 31, 2005. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future commitments.

•	Outlook. This section, beginning on page 54, provides a discussion of forecasted financial performance.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 55 provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this report relating to the financial results, operations and business prospects of the Company. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statement of Income follow:

	Three Months Ended			Nine Months Ended
(millions of dollars, except per common share data)	Oct. 1, 2006	Oct. 2, 2005	% Change	Oct. 1, 2006	Oct. 2, 2005	% Change

Revenues	$12,280	$11,263	9%	$35,768	$34,858	3%

Cost of sales	1,962	1,611	22	5,423	5,250	3
% of revenues	16.0%	14.3%		15.2%	15.1%

Selling, informational and administrative expenses	3,751	3,526	6	11,027	10,958	--
% of revenues	30.5%	31.3%		30.8%	31.4%

Research and development expenses	1,902	1,739	9	5,187	5,287	(2)
% of revenues	15.5%	15.4%		14.5%	15.2%

Amortization of intangible assets	798	833	(4)	2,446	2,569	(5)
% of revenues	6.5%	7.4%		6.8%	7.4%

Merger-related in-process research and development charges	-	1,390	(100)	513	1,652	(69)
% of revenues	*	12.3%		1.4%	4.7%

Restructuring charges and merger-related costs	249	303	(18)	816	782	4
% of revenues	2.0%	2.7%		2.3%	2.2%

Other (income)/deductions - net	(343)	(151)	127	(958)	703	*

Income from continuing operations before provision for taxes on income, and minority interests	3,961	2,012	97	11,314	7,657	48
% of revenues	32.3%	17.9%		31.6%	22.0%

Provision for taxes on income	717	530	35	1,769	2,642	(33)

Effective tax rate	18.1%	26.4%		15.6%	34.5%

Minority interests	5	3	69	10	6	68

Income from continuing operations	3,239	1,479	119	9,535	5,009	90
% of revenues	26.4%	13.1%		26.7%	14.4%

Discontinued operations - net of tax	123	110	11	353	343	3

Net income	$3,362	$1,589	112	$9,888	$5,352	85
% of revenues	27.4%	14.1%		27.6%	15.4%

Earnings per common share - basic:
Income from continuing operations	$0.45	$0.20	125	$1.31	$0.68	93
Discontinued operations - net of tax	0.02	0.02	--	0.05	0.05	--
Net income	$0.47	$0.22	114	$1.36	$0.73	86

Earnings per common share - diluted:
Income from continuing operations	$0.44	$0.20	120	$1.30	$0.67	94
Discontinued operations - net of tax	0.02	0.02	--	0.05	0.05	--
Net income	$0.46	$0.22	109	$1.35	$0.72	88

Cash dividends paid per common share	$0.24	$0.19		$0.72	$0.57

* Calculation not meaningful

OVERVIEW OF OUR CONSOLIDATED OPERATING RESULTS

Our Business

We are a global, research-based company that is dedicated to better health and greater access to healthcare for people and their valued animals. Our purpose is to help people live longer, healthier, happier and more productive lives. Our efforts in support of that purpose include the discovery, development, manufacture and marketing of breakthrough medicines; the exploration of ideas that advance the frontiers of science and medicine; and the support of programs dedicated to illness prevention, health and wellness and increased access to quality healthcare. Our value proposition is to demonstrate that our medicines can effectively treat disease, including the associated symptoms and suffering, and can form the basis for an overall improvement in healthcare systems by increasing effective prevention and treatment and by reducing the need for hospitalization. Our revenues are derived from the sale of our products as well as through alliance agreements, under which we co-promote products discovered by other companies.

Our Operating Environment and Response to Key Challenges

Our company and our industry continue to face a number of significant challenges, including a rapidly changing healthcare environment. Our performance has been and will continue to be adversely impacted by the loss of U.S. exclusivity for several of our major products, and many of our other products continue to face strong competition, including from generics, in key markets. Nine products, comprising 31% of our Pharmaceutical revenues and 29% of our total revenues for the year ended December 31, 2005, have been, or in the near term will be, affected by loss of U.S. exclusivity: Neurontin, Diflucan and Accupril/Accuretic in 2004; Zithromax in November 2005; Zoloft at the end of June 2006; Norvasc and Zyrtec in 2007; and Camptosar and Inspra in 2008. Further, in accordance with requests from applicable regulatory authorities, we suspended sales of Bextra in the U.S., E.U., Canada and many other countries in early 2005.

Industry-wide, regulatory and pricing environments have created added challenges. We are confronted by increasing regulatory scrutiny of drug safety and efficacy; the adoption of new direct-to-consumer advertising guidelines; and lower prescription growth rates. In addition, we have recently seen a strengthening of the U.S. dollar (as of October 19, 2006), as well as restrictive actions on access and pricing taken by influential decision makers in several large European markets.

As a result, at current exchange rates, we now expect revenues in 2007 and 2008 to be comparable to 2006.

Notwithstanding the challenges, we also see great opportunities for future growth. There is enormous promise in the science and technology of pharmaceutical research. Further, with an aging population expecting to live longer, healthier lives, we expect that there will be growing demand for our products and services.

We recognize that the world around us is changing dramatically and that we need to accelerate the scope and speed of change to transform Pfizer. Investments in research and development (R&D), enhancements in R&D productivity, focused business development efforts and aggressive cost reductions will continue to help us to manage these challenges, to capitalize on the best opportunities presented to us and to return our company to top-line growth over time.

Our in-line product portfolio and the potential of our new-product pipeline demonstrate our ability to generate new revenues. Our total revenues increased 9% in the three months ended October 1, 2006 and increased 3% in the nine months ended October 1, 2006 as compared to the same periods in 2005, in spite of the fact that the loss of U.S. exclusivity for Accupril/Accuretic, Diflucan, Neurontin, Zithromax and Zoloft and the voluntary withdrawal of Bextra accounted for about a 6% and 5% reduction in those period revenues - - demonstrating the solid aggregate performance in the balance of our broad portfolio of patent-protected medicines, a portfolio that includes three of the world's 25 best selling medicines, with seven medicines that lead their therapeutic areas. Importantly, we have also recognized an aggregate year-over-year increase in revenues from new products launched in 2004, 2005 and within the first nine months of 2006 of approximately $450 million for the third quarter of 2006 and $1.1 billion for the first nine months of 2006 and are advancing a number of internally developed, in-licensed and co-promoted product candidates. We have launched four new medicines in the U.S. in 2006 --Sutent, Eraxis, Chantix and Exubera. In June 2006, we received an approvable letter from the FDA for Zeven (dalbavancin) and expect approval and launch in 2007. In June 2006, after certain decisions by the FDA, we notified Neurocrine Biosciences, Inc. (Neurocrine) that we are returning the development and marketing rights for indiplon to Neurocrine. (See further discussion in the section "Revenues - Pharmaceutical Revenues.")

We believe we have important competitive advantages that will serve us well and distinguish us from others in our industry. Our product portfolio and pipeline demonstrate the benefits of Pfizer's scale and our skill at leveraging the opportunities it provides us. Scale also enhances our status as 'partner of choice' with other companies who have promising product candidates and technologies, as well as giving us influence as a global purchaser of goods and services. We continue to build on and enhance our research and development capabilities through acquisitions and collaborations. Through targeted acquisitions, licensing opportunities and internal development, we are augmenting our commercial portfolio. Given the time requirements attendant to and uncertainties inherent in the research and development process, as well as the commercial risk, the timing and magnitude of revenues from these investments are highly uncertain. (See further discussions in the sections "Revenues - Product Developments" and "Overview of Our Consolidated Operating Results - Licensing and New Business Development - Strategy and Recent Transactions.")

We have also made progress with our Adapting to Scale productivity initiative, which is a broad-based, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the section "Overview of Our Consolidated Operating Results - Productivity Initiatives and Merger-Related Synergies.") We now plan to broaden this initiative in 2007 and 2008 in a bold way to transform our cost structure, resulting in, at current exchange rates, the reduction of 2007 operating expenses to a level below that in 2006, as well as a further reduction in 2008 operating expenses. Our goal is to create a more flexible cost structure, so that it will be easier and less disruptive to adjust expenditures in light of changing market conditions and needs. These savings will be over and above the $4 billion currently projected annual cost savings by 2008 for our Adapting to Scale productivity initiative.

Licensing and New Business Development - Strategy and Recent Transactions

We are committed to capitalizing on new growth opportunities by advancing our own new-product pipeline, as well as through licensing, co-promotion agreements and acquisitions. Our business development strategy targets a number of growth opportunities, including biologics, oncology, Alzheimer's disease, vaccines and other products and services that seek to provide innovative healthcare solutions.

On August 14, 2006, we entered into a license agreement with Bayer Pharmaceuticals Corporation to acquire exclusive worldwide rights to DGAT-1 inhibitors, an innovative class of compounds that modify lipid metabolism. The lead compound in the class, BAY 74-4113, is a potential treatment for obesity, type 2 diabetes and other related disorders. In June 2006, we acquired the worldwide rights to fesoterodine, a new drug candidate for treating overactive bladder, from Schwarz Pharma AG. In March 2006, we entered into research collaborations with NicOX SA in ophthalmic disorders and NOXXON Pharma AG in obesity. In addition, in November 2005, we entered into a research collaboration with Incyte for CCR2 antagonists for use in a broad range of diseases.

On May 16, 2006, we completed the acquisition of all of the outstanding shares of Rinat Neuroscience Corp. (Rinat), a biologics company with several new central-nervous-system product candidates. In connection with the acquisition, as part of our preliminary purchase price allocation, we recorded $478 million, pre-tax, in Merger-related in-process research and development charges.

On February 28, 2006, we completed the acquisition of the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). In connection with the acquisition, as part of our final purchase price allocation, we recorded an intangible asset for developed technology rights of approximately $1.0 billion, inventory valued at $218 million and goodwill of approximately $166 million, all of which have been allocated to our Pharmaceutical segment. The amortization of the developed technology rights is primarily included in Cost of Sales. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

On September 14, 2005, we completed the acquisition of all of the outstanding shares of Vicuron Pharmaceuticals, Inc. (Vicuron), a biopharmaceutical company focused on the development of novel anti-infectives, for approximately $1.9 billion in cash (including transaction costs). The allocation of the purchase price includes in-process research and development of approximately $1.4 billion, which was expensed and included in Merger-related in-process research and development charges, and goodwill of $243 million, which has been allocated to our Pharmaceutical segment. Neither of these items was deductible for tax purposes.

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

Although not yet reflected in these financial statements, as the transactions have not yet been finalized, on September 18, 2006, we entered into a license agreement with TransTech Pharma Inc. to develop and commercialize small- and large- molecule compounds for treatment of Alzheimer's disease and diabetes, and on September 26, 2006, we entered into a license agreement with Quark Biotech Inc. for exclusive worldwide rights to its novel human gene and to molecules for the treatment of age-related macular degeneration (AMD). In addition, on October 6, 2006, we entered into an agreement to acquire PowderMed Ltd., a U.K. company specializing in the emerging science of DNA-based vaccines for the treatment of influenza and chronic viral diseases.

Discontinued Operations

We evaluate our businesses and product lines periodically for strategic fit within our operations. We sold or are in the process of selling the following businesses that do not fit our strategic goals:

•

In June 2006, we entered into an agreement to sell our Consumer Healthcare business to Johnson & Johnson for approximately $16.6 billion in cash. This business comprises substantially all of our former Consumer Healthcare segment and other associated amounts, such as purchase-accounting impacts and merger-related costs, and restructuring and implementation costs related to our Adapting to Scale (AtS) productivity initiative, previously reported in the Corporate/Other segment. In addition, certain manufacturing facility assets and liabilities, which were previously part of our Pharmaceutical or Corporate/Other segment, are included in the planned sale of the Consumer Healthcare business. In connection with the decision to sell this business, for all periods presented, the operating results associated with this business that will be discontinued have been reclassified into Discontinued operations - net of tax in the condensed consolidated statements of income, and the assets and liabilities associated with this business that will be sold have been reclassified into Assets/Liabilities of discontinued operations and other assets/liabilities held for sale, as appropriate, on the condensed consolidated balance sheets. The divestiture of the Consumer Healthcare business is expected to close in late 2006 and is subject to customary closing conditions, including receipt of regulatory approvals.

•

In the third quarter of 2005, we sold the last of three European generic pharmaceutical businesses, which we had included in our Pharmaceutical segment, for 4.7 million euros (approximately $5.6 million) and recorded a loss of $3 million ($2 million, net of tax) in Gains on sales of discontinued operations - net of tax in the condensed consolidated statement of income for the three months and nine months ended October 2, 2005.

•

In the first quarter of 2005, we sold the second of three European generic pharmaceutical businesses which had been included in our Pharmaceutical segment for 70 million euros (approximately $93 million) and recorded a gain of $57 million ($36 million, net of tax) in Gains on sales of discontinued operations - net of tax in the condensed consolidated statement of income. In addition, we recorded an impairment charge of $9 million ($6 million, net of tax) related to the last of the three European generic pharmaceutical businesses in Income from discontinued operations - net of tax in the condensed consolidated statement of income for the nine months ended October 2, 2005.

Productivity Initiatives and Merger-Related Synergies

During 2005 and the first nine months of 2006, we made progress with our multi-year productivity initiative, called Adapting to Scale (AtS), designed to increase efficiency and streamline decision making across the Company. This initiative, launched in early 2005, follows the integration of Warner-Lambert and Pharmacia Corporation (Pharmacia), which resulted in a combined annual expense reduction of approximately $6 billion.

We now expect that cost savings from our AtS productivity initiative will be about $2.5 billion in 2006, substantially ahead of our original guidance of about $2 billion and, without giving effect to any additional initiatives to transform our cost structure, growing to about $4 billion annually upon completion in 2008, notwithstanding the planned divestiture of our Consumer Healthcare business and the expense reductions associated with that business. These savings are expected to be realized in procurement, operating expenses and facilities, among other sources. Savings realized during the third quarter and first nine months of 2006 total approximately $600 million and $1.8 billion. Without giving effect to any additional initiatives to transform our cost structure, the Company continues to expect that the aggregate cost of implementing the AtS productivity initiative through 2008 will be approximately $4 billion to $5 billion on a pre-tax basis.

Projects in various stages of implementation include:

•

Reorganizing Pfizer Global Research & Development (PGRD) to increase efficiency and effectiveness in bringing new therapies to patients in need while reducing the cost of research and development. PGRD has been reorganized into eleven therapeutic areas: cardiovascular, metabolic, and endocrine; central nervous system; inflammation; allergy and respiratory; infectious diseases; pain; gastrointestinal and hepatitis; oncology; urology and sexual health; ophthalmology; and dermatology. Development will move toward single sites for most therapeutic areas.

•

Enhanced Clinical Trial Design is a key Pfizer initiative aimed at reducing the frequency and cost of clinical trial failures, which is a common issue across the industry. The standardization and broad application of advanced improvements in quantitative techniques, such as pharmacokinetic/pharmacodynamic modeling and computer-based clinical trial simulation, along with use of leading edge statistical techniques including adaptive learning and confirming approaches, have transformed the way we design clinical trials today. Benefits achieved include improvements in positive predictive capacity, efficiency, risk management and knowledge management. Once fully implemented, the Enhanced Clinical Trial Design initiative is expected to yield significant savings and enhance research productivity.

•

Standardization of practices across Research and Development is driving costs down and increasing efficiencies in our research facilities, resulting in significant savings. Centers of emphasis have been built to take advantage of special skill sets, reduce waste and enhance asset utilization. We substantially reduced the number of pilot plants which manufacture the active ingredients for our clinical supplies, making more efficient use of the capacity retained. Clinical supply depots across the globe are being realigned with future needs. For example, across Europe and Canada 26 out of 37 depots have been identified for rationalization, with 15 closures completed through October 1, 2006. A wide range of continuous improvement practices is being applied to enable further productivity improvements in all areas of R&D.

•

Continuing our optimization of Pfizer's network of plants, which began with the acquisition of Pharmacia, to ensure that the Company's manufacturing facilities are aligned with current and future product needs. We have focused on innovation and delivering value through a simplified supply network. During 2005 and through the first nine months of 2006, 18 sites were identified for rationalization (Angers and Val de Reuil, France; Arecibo and Cruce Davila, Puerto Rico; Augusta, Georgia; Bangkok, Thailand; Corby and Morpeth, U.K.; Groton, Connecticut; Holland, Michigan; Jakarta, Indonesia; Seoul, Korea; Orangeville, Canada; Parsippany, New Jersey; Tlalpan, Mexico; Tsukuba, Japan; and Stockholm and Uppsala-Fyrislund, Sweden). In addition, there have been extensive consolidations and realignments of operations resulting in streamlined operations and staff reductions. In particular, sites in Sandwich, U.K.; Lincoln and Omaha, Nebraska; Puerto Rico; Lititz, Pennsylvania; and Brooklyn, N.Y. have undergone notable staff reductions.

•

Realigning our European marketing teams and implementing initiatives designed to improve the effectiveness of our field force in Japan. During 2005, we completed a major reorganization of the U.S. field force, reshaping the management structure to be more responsive to commercial trends as the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) takes effect and driving greater sales-force accountability in preparation for the launch of new medicines.

•

Continuing to pursue savings in information technology resulting from significant reductions in application software (already significantly reduced from over 8,000 applications at the time of the Pharmacia acquisition in 2003) and data centers (to be reduced from 17 to 4), as well as rationalization of service providers, while enhancing our ability to invest in innovative technology opportunities to further propel our growth. Two of the 17 corporate data centers have now been reduced to local computing facilities, managed remotely from a global operations center. Vendor analysis and selection are currently underway to select a list of global infrastructure service providers. Vendor selection will be completed in the fourth quarter of 2006, with transition to the new service providers occurring in 2007 and 2008.

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

Given the challenging operating environment, we plan to expand our AtS initiative by undertaking a further transformation of how we invest in our business and manage our costs. As a result of additional initiatives to transform our cost structure, at current exchange rates, we will reduce 2007 operating expenses to a level below that in 2006, and further reduce 2008 operating expenses. Our goal is to create a more flexible cost structure, so that it will be easier and less disruptive to adjust expenditures in consideration of changing market conditions and needs. Specific goals and actions are under development.

REVENUES

Worldwide revenues by segment and geographic area for the three months and nine months ended October 1, 2006 and October 2, 2005 follow:

	Three Months Ended
	Worldwide		U.S.		International				% Change in Revenues
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,	Oct. 1,		Oct. 2,		Worldwide	U.S.	International
(millions of dollars)	2006	2005	2006	2005	2006		2005		06/05	06/05	06/05

Pharmaceutical	$11,485	$10,547	$6,380	$5,615	$5,105		$4,932		9	14	3
Animal Health	562	503	260	228	302		275		12	14	10
Other	233	213	68	64	165		149		9	6	11
Total Revenues	$12,280	$11,263	$6,708	$5,907	$5,572	(a)	$5,356	(a)	9	14	4

(a)	Includes revenue from Japan of $801 million (7% of total revenues) and $826 million (7% of total revenues) for the three months ended October 1, 2006 and October 2, 2005.

	Nine Months Ended
	Worldwide		U.S.		International				% Change in Revenues
	Oct. 1,	Oct. 2,	Oct. 1,	Oct. 2,	Oct. 1,		Oct. 2,		Worldwide	U.S.	International
(millions of dollars)	2006	2005	2006	2005	2006		2005		06/05	06/05	06/05

Pharmaceutical	$33,417	$32,617	$18,448	$17,219	$14,969		$15,398		2	7	(3)
Animal Health	1,656	1,576	751	710	905		866		5	6	5
Other	695	665	219	206	476		459		5	6	4
Total Revenues	$35,768	$34,858	$19,418	$18,135	$16,350	(b)	$16,723	(b)	3	7	(2)

(b)	Includes revenue from Japan of $2.4 billion (7% of total revenues) and $2.6 billion (7% of total revenues) for the nine months ended October 1, 2006 and October 2, 2005.

Pharmaceutical Revenues

Pfizer's pharmaceutical business continued to show solid performance, with our in-line products in the aggregate performing well in a tough operating environment and many of our new products making important contributions as well, partially offset by revenue declines from the loss of exclusivity on major products and other factors.

Worldwide pharmaceutical revenues for the third quarter and first nine months of 2006 were $11.5 billion, an increase of 9%, and $33.4 billion, an increase of 2%, compared to the same periods in 2005, due primarily to:

•	the solid aggregate performance of our broad portfolio of patent-protected medicines;

•

an aggregate year-over-year increase in revenues from new products launched in 2004, 2005 and within the first nine months of 2006 of approximately $450 million for the third quarter of 2006 and $1.1 billion for the first nine months of 2006;

•	the one-time reversal of a sales deduction accrual related to a favorable development in a pricing dispute in the U.S. of about $170 million;

•

higher U.S. wholesaler inventories in the third quarter of 2006 by about two days compared to the end of the second quarter of 2006, with levels at the end of the third quarter of 2006 at normal levels and comparable to those at the end of the third quarter of 2005; and

•	the favorable impact of changes in the mix of sales rebates in the U.S.,

partially offset by:

•

a decrease in revenue for Zoloft, primarily due to the launch of generic competition in mid-July 2006 after Zoloft lost exclusivity in the U.S. in June 2006 and also due to the earlier loss of exclusivity in many European markets, by $348 million for the third quarter of 2006 and $504 million for the first nine months of 2006;

•	a decrease in revenue from the loss of exclusivity of Zithromax in November 2005 of $302 million for the third quarter of 2006 and $1.1 billion for the first nine months of 2006; and

•

the continued decline in revenue by $39 million for the third quarter of 2006 and $218 million for the first nine months of 2006 of Neurontin, Diflucan and Accupril/Accuretic, which lost U.S. exclusivity in 2004.

Pharmaceutical revenues for the three months ended October 1, 2006, were also impacted by the weakening of the U.S. dollar relative to many foreign currencies, especially the euro, which increased revenue by $118 million, while Pharmaceutical revenues for the nine months ended October 1, 2006, were impacted by the strengthening of the U.S. dollar relative to many foreign currencies, especially the euro and the Japanese yen, which decreased revenue by $443 million. Finally, the three months and nine months ended October 1, 2006 were also impacted by increased competition and the overall market decline, as branded prescriptions in the U.S. declined 4% and 3% compared to the three months and nine months ended October 2, 2005.

Geographically:

•

in the U.S., Pharmaceutical revenues increased 14% and 7% in the three months and nine months ended October 1, 2006 compared to the same periods in 2005, primarily due to revenues from new products, as well as growth in Lipitor and Celebrex sales, the one-time reversal of a sales deduction accrual related to a favorable development in a pricing dispute and higher U.S. wholesaler inventories in the third quarter of 2006 by about two days compared to the end of the second quarter of 2006, partially offset by the loss of exclusivity of Zithromax in November 2005 and Zoloft in June 2006; and

•

in our international markets, Pharmaceutical revenues increased 3% in the three months ended October 1, 2006 compared to the same period in 2005, primarily due to revenues from our new products, as well as growth in Lipitor and Celebrex sales, and the favorable impact of foreign exchange on revenue of $107 million (1%), partially offset by lower revenues from Zoloft due to the loss of exclusivity in many key international markets. Our international Pharmaceutical revenues decreased 3% in the nine months ended October 1, 2006, compared to the same period in 2005, primarily due to the unfavorable impact of foreign exchange on revenue of $422 million (1%) and lower revenues from Zoloft due to the loss of exclusivity in many key international markets.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. In the third quarter of 2006, we recorded a reversal of a sales deduction accrual related to a favorable development in a pricing dispute in the U.S. of about $170 million. Historically, our adjustments to actual have not been material; on a quarterly basis, not including the adjustment mentioned above, they generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease to income.

Rebates under Medicaid and related state programs reduced revenues by $40 million and $414 million in the three months and nine months ended October 1, 2006 and $257 million and $956 million in the three months and nine months ended October 2, 2005. Rebates under Medicare reduced revenues by $253 million and $436 million for the three months and nine months ended October 1, 2006 and $23 million and $37 million in the three months and nine months ended October 2, 2005. The decrease in Medicaid and related state program rebates and the increase in Medicare rebates are due primarily to the impact of the Medicare Act, effective January 1, 2006. Performance-based contract rebates reduced revenues by $393 million and $1.3 billion in the three months and nine months ended October 1, 2006 and $482 million and $1.6 billion in the three months and nine months ended October 2, 2005. The decrease in performance-based contract rebates is due primarily to the expiration of our contract with Express Scripts Inc. on December 31, 2005 and reduced managed care rebates related to Zithromax, which lost exclusivity in the U.S in November 2005. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold. Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $382 million and $1.1 billion in the three months and nine months ended October 1, 2006 and $324 million and $916 million in the three months and nine months ended October 2, 2005.

Our accruals for Medicaid rebates, Medicare rebates, contract rebates and chargebacks totaled $1.5 billion as of October 1, 2006, a decrease from $1.8 billion as of December 31, 2005, due primarily to the impact of the Medicare Act.

Pharmaceutical--Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follow:

		Three Months Ended		Nine Months Ended
(millions of dollars) Product	Primary Indications	Oct. 1, 2006	% Change from 2005	Oct. 1, 2006	% Change from 2005
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,321	15%	$9,551	8%
Norvasc	Hypertension	1,208	7	3,549	3
Cardura	Hypertension/Benign prostatic hyperplasia	133	1	398	(10)
Caduet	Reduction of LDL cholesterol and hypertension	98	104	255	111
Accupril/Accuretic	Hypertension/Congestive heart failure	61	(21)	198	(21)
Chantix/Champix	Smoking cessation	33	*	33	*
Central nervous system disorders:
Zoloft	Depression and certain anxiety disorders	459	(43)	1,944	(21)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy	340	324	803	480
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	201	36	548	28
Neurontin	Epilepsy and post-herpetic neuralgia	126	(18)	376	(24)
Aricept(a)	Alzheimer's disease	90	6	260	2
Xanax/Xanax XR	Anxiety/Panic disorders	74	(26)	235	(23)
Relpax	Migraine headaches	72	8	205	21
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	537	20	1,499	19
Infectious and respiratory diseases:
Zyvox	Bacterial infections	206	31	559	23
Zithromax/Zmax	Bacterial infections	104	(74)	529	(67)
Vfend	Fungal infections	132	25	367	29
Diflucan	Fungal infections	109	5	326	(12)
Urology:
Viagra	Erectile dysfunction	423	10	1,207	(1)
Detrol/Detrol LA	Overactive bladder	295	28	810	15
Oncology:
Camptosar	Metastatic colorectal cancer	218	(5)	668	(1)
Ellence	Breast cancer	77	(11)	236	(13)
Aromasin	Breast cancer	84	32	229	30
Sutent	Metastatic renal cell carcinoma (mRCC) and malignant gastrointestinal stromal tumors (GIST)	63	*	115	*
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	374	11	1,062	5
Endocrine disorders:
Genotropin	Replacement of human growth hormone	198	(1)	586	(3)
All other:
Zyrtec/Zyrtec-D	Allergies	397	17	1,195	15
Alliance revenue:
Aricept, Macugen, Mirapex, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), hypertension (Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	336	26	984	30

(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Pharmaceutical --Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, reaching about $9.6 billion in worldwide sales in the first nine months of 2006, an increase of 8% compared to the same period in 2005. In the U.S., sales of $5.9 billion represent growth of 11% over the previous year's first nine months. Internationally, Lipitor sales in the first nine months of 2006 increased 4% compared to the same period in 2005.

The growth in Lipitor revenue was driven by a combination of factors, including the impact of the Medicare Act, dosage-form escalation, pricing (including a favorable development in a pricing dispute in the U.S.) and a return to normal wholesaler inventory levels. We continue to see aggressive competition from branded and generic agents, which will further intensify in the fourth quarter of 2006, particularly when additional generic agents become available in the U.S. near the end of the year. Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and generic simvastatin (Zocor) in June 2006, as well as other competitive pressures. In April 2006, we launched a new advertising campaign for Lipitor that highlights its strong benefit profile and advantageous formulary positioning. Scientific data continue to reinforce the trend toward the use of higher dosages of statins for greater cholesterol reduction.

•

Norvasc is the world's most-prescribed branded medicine for treating hypertension. Norvasc maintains exclusivity in many major markets globally, including the U.S., Japan, Canada and Australia, but has experienced patent expirations in many E.U. countries. Norvasc sales in the first nine months of 2006 increased 3% over the same period in 2005. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain recent patent litigation relating to Norvasc.

•

Exubera, the first inhaled human insulin therapy for glycemic control received approvals from both the FDA and the European Commission for the treatment of adults with type 1 and type 2 diabetes in January 2006. Millions of people with diabetes are not achieving or maintaining acceptable blood sugar levels, despite the availability of current therapies. Exubera represents a medical advance that offers patients a novel method of introducing insulin into their systems through the lungs. Since May 2006, Exubera has been launched in Germany, Ireland, the U.K. and most recently, the U.S., where the Joslin Diabetes Clinic in Boston, widely recognized as one of the pre-eminent diabetes and research organizations in the world, has recognized Exubera in its diabetes treatment guidelines. Within the U.S., a comprehensive education and training program for physicians is underway. To further support patients and healthcare professionals, Pfizer also provides a 24-hour-a-day, 7-day-a-week call center staffed by healthcare professionals. Similar programs are also in place in European markets where the product has been launched. An expanded roll-out of Exubera to primary-care physicians in the U.S. previously targeted for November 2006, will begin in January 2007. The manufacturing process for Exubera is complex, involving novel technology. We are working at capacity to meet expected demand, while also expanding drug product capacity. Initial supplies of Exubera were available across the U.S. beginning in September 2006.

•

Zoloft, which lost exclusivity in the U.S. in June 2006 and earlier in many European markets, experienced a 21% revenue decline in the first nine months of 2006 compared to the same period in 2005. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD. It is the only approved agent for the long-term treatment of PTSD and SAD, an important differentiating feature as these disorders tend to be chronic. Zoloft was approved in Japan in April 2006 for the indications of depression/depressed state and panic disorder.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the U.S., Geodon hit an all-time new prescription share weekly high of 7.4% during September 2006. In the past six months, Geodon has become the fastest growing anti-psychotic medication in the U.S. In the first nine months of 2006, total Geodon worldwide sales grew 28% compared to the same period in 2005.

The U.S. Patent and Trademark Office granted a five-year extension to the Geodon U.S. patent, extending its exclusivity to 2012.

•

Lyrica achieved $803 million in worldwide revenue in the first nine months of 2006. In September 2006, Lyrica was approved by the European Commission to treat central nerve pain, which is associated with conditions such as spinal injury, stroke and multiple sclerosis. In addition, in March 2006, it was approved by the European Commission to treat generalized anxiety disorder (GAD) in adults, thereby providing a new treatment option for the approximately 12 million Europeans living with GAD.

Lyrica was approved by the FDA in June 2005 for adjunctive therapy for adults with partial onset epileptic seizures. This indication built on the earlier FDA approval of Lyrica for two of the most common forms of neuropathic pain; painful diabetic peripheral neuropathy, a chronic neurologic condition affecting about three million Americans, and post-herpetic neuralgia. Lyrica was launched in the U.S., Canada and Italy in September 2005 and is now approved in more than 60 countries and available in more than 35 markets. More than one million patients have been prescribed Lyrica since its introduction. Lyrica gained a 9.7% new prescription share of the total U.S. anti-epileptic market in September 2006, continuing its performance as one of Pfizer's most successful pharmaceutical launches.

•	Celebrex and Bextra

Celebrex achieved a 19% increase in worldwide sales in the first nine months of 2006 compared to the same period in 2005. In the first nine months of 2006, Celebrex delivered three consecutive quarters of double-digit sales growth and had a monthly new prescription share of 10.5% in September 2006. Pfizer is continuing its efforts to address physicians and patients' questions by clearly communicating the risks and benefits of Celebrex. In addition, the Prospective Randomized Evaluation of Celecoxib Integrated Safety vs. Ibuprofen or Naproxen (PRECISION) study, which began enrolling patients in October 2006, will provide further understanding of the comparative cardiovascular safety of Celebrex and some common non-specific non-steroidal anti-inflammatory drugs (NSAIDs) in arthritis patients at risk for, or already suffering from, heart disease.

Pfizer began to reintroduce branded advertising in the U.S. in April 2006 in alignment with our new direct-to-consumer (DTC) advertising principles, highlighting Celebrex's strong clinical profile and benefits. In July 2005, the FDA approved a sixth indication for Celebrex--ankylosing spondylitis--a form of spinal arthritis that affects more than one million people in the U.S. In August 2006, Celebrex was granted pediatric exclusivity in the U.S., extending its patent protection until May 2014. Strong clinical data continue to support Celebrex as an important medicine for patients with arthritis. The Successive Celecoxib Efficacy and Safety Study (SUCCESS-1), recently published in the American Journal of Medicine, showed that people with osteoarthritis who take Celebrex experience significantly fewer gastrointestinal problems than patients who take NSAIDs.

In 2005, in accordance with decisions by applicable regulatory authorities, we implemented label changes for Celebrex in the U.S. and the E.U., and we suspended sales of Bextra in the U.S., E.U., Canada and many other countries. The revised U.S. label for Celebrex contains a boxed warning of potential serious cardiovascular and gastrointestinal risks that is consistent with warnings for all other prescription NSAIDS. The revised E.U. labels for Celebrex and all other COX-2 medicines include a restriction on use by patients with established heart disease or stroke and additional warnings to physicians regarding use by patients with cardiovascular risk factors.

•

Zithromax experienced a 68% decline in worldwide sales in the first nine months of 2006 compared to the same period of 2005, reflecting the expiration of its composition-of-matter patent in the U.S. in November 2005 and the end of Pfizer's active sales promotion in July 2005. During the fourth quarter of 2005, four generic versions of oral solid azithromycin were launched, including an authorized generic by Pfizer's Greenstone subsidiary. Additional generic formulations of azithromycin were launched during 2006, including three oral suspensions and two intravenous versions.

•

Eraxis, an antifungal approved to treat candidemia and other forms of Candida infections (intra-abdominal abscesses and peritonitis), as well as esophageal candidiasis, was launched mid-June 2006 in the U.S. Candidemia is the most deadly of the common hospital-acquired bloodstream infections with a mortality rate of approximately 40%.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands, with more than 58% of U.S. total prescriptions in the erectile dysfunction market through September 2006. Viagra sales declined 1% worldwide in the first nine months of 2006 compared to the same period in 2005. We expect to see continued pressure on sales in the U.S. More than 45 states have either eliminated erectile-dysfunction coverage or have enacted "preferred drug lists" that have the potential to limit Pfizer sales to state Medicaid programs. Effective January 1, 2006, federal funds may not be used for reimbursement of erectile-dysfunction medications by the Medicaid program. Medicare coverage of Viagra will end in 2007.

Pfizer has introduced new branded and unbranded advertising to encourage men with erectile dysfunction to talk to their physicians about their condition and specifically about Viagra.

•

Sutent is an oral multi-targeted tyrosine kinase inhibitor that combines anti-angiogenic and anti-tumor activity to inhibit the blood supply to tumors and has direct anti-tumor effects. Sutent was approved by the FDA in January 2006 for advanced renal cell carcinoma, including metastatic renal cell carcinoma (collectively, mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on or intolerance to imatinib mesylate. Since approval, Sutent has been prescribed to more than 7,500 patients in the U.S. On July 27, 2006, Sutent received conditional marketing authorization from the European Commission for mRCC, after failure of interferon alfa or interleukin-2 therapy, and unresectable and/or metastatic malignant GIST, after failure of imatinib due to resistance or intolerance. This was the first time the European Commission granted a new oncology drug conditional marketing authorization in the European Union. Final approval is contingent on the provision of comprehensive data on Sutent's effect in terms of relevant clinical endpoints, such as progression-free survival in patients with mRCC. In October 2006, following evaluation of clinical data submitted by Pfizer, the Committee for Medicinal Products for Human Use (CHMP) recommended a switch from the conditional marketing authorization to a full marketing authorization. It also recommended to extend the indication to first-line treatment of mRCC. Sutent has received approvals or registration in several countries in Asia and Latin America and is expected to launch in many more markets worldwide over the coming months. Sutent has recorded $115 million in sales worldwide in the first nine months of 2006.

•

Camptosar is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated as second-line therapy for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Revenue in the first nine months of 2006 decreased 1% to $668 million compared to the same period in 2005. Among current oncology medications, the National Comprehensive Cancer Network, an alliance of 19 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is the most-prescribed branded glaucoma medicine in the world. Clinical data showing its advantages in treating intraocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom sales grew 5% in the first nine months of 2006 compared to the same period in 2005.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. Sales increased 15% in the first nine months of 2006 compared to the same period in 2005. In February 2006, we began a new DTC advertising campaign featuring new insight that allergy symptoms can worsen over time due to exposure to new allergens.

•

Caduet, a multi-target single pill combining Norvasc and Lipitor, recorded worldwide revenues of $255 million with a growth rate of 111% for the first nine months of 2006 compared to the same period in 2005. Caduet was launched in the U.S. in May 2004 and continues to grow at significantly higher rates than the overall U.S. cardiovascular market. Caduet is available in more than 10 other countries. Caduet has now received approvals in 51 markets with drug applications pending in 14 additional markets and applications planned in 10 other countries. During 2006, Caduet is expected to be launched in France, Spain, Australia, Taiwan and Turkey.

•

Chantix/Champix, the first new prescription treatment for smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006. In September 2006, the European Commission approved Champix in Europe for smoking cessation. Chantix/Champix is available with a patient support plan which smokers can customize to address their individual behavioral triggers as they try to quit smoking.

Animal Health

Revenues of our Animal Health business in the three months and nine months ended October 1, 2006, compared to the three months and nine months ended October 2, 2005, follow:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	% Change	Oct. 1, 2006	Oct. 2, 2005	% Change

Livestock products	$340	$301	13%	$1,011	$958	6%
Companion animal products	222	202	10	645	618	4
Total Animal Health	$562	$503	12	$1,656	$1,576	5

The increase in Animal Health revenues in the three months and nine months ended October 1, 2006, as compared to the same periods in 2005, was primarily attributable to:

•	for livestock products, the continued performance of Draxxin (for treatment of respiratory disease in cattle and swine) in Europe and the U.S.; and

•

for companion animal products, the performance of Rimadyl (for treatment of pain and inflammation associated with canine osteoarthritis and soft-tissue orthopedic surgery) for the three months ended October 1, 2006, the continued performance of Revolution (a parasiticide for dogs and cats) for both the three months and nine months ended October 1, 2006 and the favorable impact of the weakening of the U.S. dollar relative to many foreign currencies in the third quarter of 2006;

partially offset by:

•

a decline in U.S. Rimadyl revenues in the first half of 2006 due to lower-than-anticipated NSAID market growth and intense branded competition, as well as increased generic competition in the European companion animal market; and

•	the unfavorable impact of the strengthening of the U.S. dollar relative to many foreign currencies for the first nine months of 2006.

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

Certain significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities follow:

Recent FDA Approvals:

Product	Indication	Date Approved

Aricept	Treatment of severe Alzheimer's disease	October 2006

Chantix	Nicotine-receptor partial agonist for smoking cessation	May 2006

Genotropin	Treatment of short stature and growth problems resulting from Turner's syndrome	April 2006

Geodon	Liquid oral suspension	March 2006

Eraxis	Treatment of candidemia and invasive candidiasis	February 2006
	Treatment of esophageal candidiasis	February 2006

Exubera	Inhaled form of insulin for use in adults with type 1 and type 2 diabetes	January 2006

Sutent	Treatment of mRCC and GIST	January 2006

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Celebrex	Juvenile rheumatoid arthritis	June 2006

Lipitor	Secondary prevention of cardiovascular (CV) events in patients with established coronary artery disease (CAD)	May 2006

Fesoterodine	Treatment of overactive bladder	March 2006

Vfend	Pediatric filing	June 2005

Zeven (dalbavancin)	Treatment of Gram-positive bacterial infections	December 2004

We received "not-approvable" letters from the FDA for Oporia for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We are currently in discussions with the FDA regarding these letters, and we continue to develop Oporia. In March 2006, we received a "not-approvable" letter for Fragmin for use in oncology patients, and we are currently in discussions with the FDA regarding this letter as well. In September 2006, an FDA advisory committee recommended that the FDA approve Fragmin for the prevention of blood clots in oncology patients. In September 2005, we received a "not-approvable" letter for Dynastat (parecoxib), an injectable prodrug for valdecoxib for the treatment of acute pain. We have had discussions with the FDA regarding this letter, and we are developing plans to address the FDA's concerns.

In June 2006, after certain decisions by the FDA, we notified Neurocrine Biosciences, Inc. (Neurocrine) that we are returning the development and marketing rights for indiplon, a product candidate to treat insomnia, to Neurocrine. This includes both the collaboration to develop and co-market indiplon in the U.S., as well as Pfizer's exclusive license to develop and market indiplon outside of the U.S.

In June 2006, the FDA designated as approvable the NDA for Zeven (dalbavancin). We now anticipate a successful resolution of outstanding issues to allow final FDA approval and launch in 2007.

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Lyrica	Approval in the E.U. for the treatment of central neuropathic pain	September 2006	--
	Approval in the E.U. for treatment of GAD in adults	March 2006	--

Chantix/Champix	Approval in the E.U. for smoking cessation	September 2006	--

Spiriva	Application submitted in the E.U. - Respimat device for chronic obstructive pulmonary disease	--	September 2006

Eraxis	Application submitted in the E.U. for treatment of candidemia and candidiasis	--	September 2006

Sutent	Application submitted in the E.U. for mRCC as a first-line treatment(a)	--	August 2006
	Approval in Canada for GIST	May 2006	--
	Application submitted in Canada for mRCC	--	December 2005
	Application submitted in the E.U. for mRCC, as a second-line treatment, and for GIST(a)	--	August 2005

Aricept	Application submitted in Canada for treatment of severe Alzheimer's disease	--	July 2006

Fragmin	Approval in Canada for treatment of medical thromboprophylaxis	July 2006	--

Neurontin	Approval in Japan for treatment of epilepsy	July 2006	--

Genotropin	Approval in Japan for treatment of short stature and growth problems	July 2006	--

Lipitor	Approval in the E.U. for primary prevention of CV events in high coronary heart disease risk patients without established CAD	May 2006	--

Aromasin	Approval in Canada for early breast cancer	May 2006	--

Vfend	Approval in Canada for the powder form oral suspension	May 2006	--

Revatio	Approval in Canada for treating pulmonary arterial hypertension	May 2006	--

Zyvox	Approval in Japan for methicillin-resistant Staphylococcus aureus	April 2006	--

Zoloft	Approval in Japan for treatment of depression and panic disorder	April 2006	--

Detrol/Detrol LA/Detrusitol	Approval in Japan for treatment of overactive bladder	April 2006	--

Celebrex	Application submitted in the E.U. for the treatment of ankylosing spondylitis	--	April 2006

Fesoterodine	Application submitted in the E.U. for treatment of overactive bladder	--	March 2006

Chantix/Champix	Application submitted in Canada for smoking cessation	--	February 2006

Exubera	Application submitted in Canada as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	--	April 2006
	Approval in the E.U. as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	January 2006	--

Macugen	Approval in E.U. for AMD	January 2006	--

Somavert	Application submitted in Japan for acromegaly	--	May 2005

(a)

On July 27, 2006, Sutent received conditional marketing authorization from the European Commission for mRCC, after failure of interferon alfa or interleukin-2 therapy, and unresectable and/or metastatic malignant GIST, after failure of imatinib due to resistance or intolerance. This was the first time the European Commission granted a new oncology drug conditional marketing authorization in the European Union. Final approval is contingent on the provision of comprehensive data on Sutent's effect in terms of relevant clinical endpoints, such as progression-free survival in patients with mRCC. In October 2006, following evaluation of clinical data submitted by Pfizer, the CHMP recommended a switch from the conditional marketing authorization to a full marketing authorization. It also recommended to extend the indication to first-line treatment of mRCC.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Geodon/Zeldox	Bipolar relapse prevention, bipolar pediatric

Lyrica	Fibromyalgia, generalized anxiety disorder

Sutent	Breast cancer

Revatio	Pediatric pulmonary arterial hypertension

Macugen	Diabetic macular edema

Zyvox	Catheter-related infections
Bone and joint infections

Drug candidates in late-stage development include maraviroc (UK-427,857), a CCR-5 receptor antagonist for HIV; torcetrapib/atorvastatin, a combination CETP inhibitor/statin for heart disease; asenapine, for schizophrenia and bipolar disorder, under co-development with Akzo Nobel's Organon healthcare unit; Zithromax/chloroquine for treatment of malaria; PF-3512676, a toll-like receptor 9 agonist for non-small cell lung cancer developed in partnership with Coley Pharmaceutical Group, Inc.; and CP-675,206, an anti-CTLA4 monoclonal antibody for melanoma. The FDA has granted fast-track designation for maraviroc's clinical development program. Based on the mixed study results to date for asenapine for the treatment of schizophrenia, Pfizer does not believe that an NDA filing with the FDA will be made in 2007. Following receipt of the data from the final Phase 3 study for schizophrenia, Pfizer will discuss the complete Phase 3 data set with Organon, and an announcement will be made concerning the next steps for asenapine.

Torcetrapib/atorvastatin, which combines the new chemical entity torcetrapib (a CETP inhibitor discovered by Pfizer that raises HDL cholesterol) with atorvastatin (Lipitor), is continuing in global Phase 3 clinical trials. This comprehensive 12,000-subject development program includes three comparative atherosclerotic imaging trials (a coronary intravascular ultrasound study and two carotid ultrasound studies), as well as a full range of blood-lipid efficacy studies comparing torcetrapib/ atorvastatin to Lipitor, other statins and fibrates. We are in the midst of the blood-lipid efficacy program, and we anticipate completion of the three ongoing imaging trials by the end of this year. Assuming that we see sufficient improvements over the comparative agents in these various studies, we plan to file the torcetrapib/atorvastatin NDA in 2007.

In addition to these Phase 3 studies, the development program includes a definitive mortality and morbidity trial, which has completed enrollment.

The American Heart Association has accepted for presentation at its annual meeting on November 15, 2006, the torcetrapib/atorvastatin program's study results in patients with heterozygous familial hypercholesterolemia (HeFH). In this relatively uncommon condition, which is found in one of every 500 people in the general population and is characterized by high LDL-cholesterol levels, the study primarily investigated the drug's lipid efficacy and safety in comparison to matching doses of Lipitor in 437 patients who were treated for 24 weeks. In this HeFH study, torcetrapib/atorvastatin raised HDL ("good") cholesterol by about 56% and additionally lowered LDL ("bad") cholesterol by about 27% compared to Lipitor alone. Patients in the torcetrapib/atorvastatin group experienced an average increase in systolic blood pressure that was about 2 millimeters greater than the increase experienced by patients in the Lipitor-only group. Generally, in all of the blood-lipid efficacy studies completed to date, torcetrapib/atorvastatin increased HDL cholesterol by 55-60% and additionally lowered LDL cholesterol by 10-15% compared to Lipitor alone. In those studies, patients in the torcetrapib/atorvastatin group experienced an average increase in systolic blood pressure versus the comparator agents of approximately one millimeter above the two-to-three millimeter range that was observed in the Phase 2 studies. It is important to note that the Phase 3 results to date are far from complete, covering less than 25% of all patients in the entire torcetrapib/atorvastatin clinical trial program. No final conclusions regarding the efficacy and safety of torcetrapib/atorvastatin can be drawn until we complete the blood lipid-efficacy and imaging studies and do the accompanying statistical analysis. The torcetrapib/atorvastatin studies completed to date vary in duration and size, and preliminary results at this stage may not represent the final results when Phase 3 is completed. We expect to present the results of the three comparative atherosclerotic imaging studies at the American College of Cardiology meeting in March 2007.

Despite effective treatments, cardiovascular disease remains the number one killer worldwide with a residual relative risk of 60% to 70% after treatment with statins. Therefore, the primary objective of the torcetrapib/atorvastatin development program is to provide clear evidence that substantially raising HDL cholesterol and further lowering LDL cholesterol can reduce cardiovascular risk beyond what can be achieved with current treatments. Torcetrapib is being developed with atorvastatin in order to rigorously test this hypothesis and the new CETP inhibition mechanism of action. This development program represents a major commitment by Pfizer to significantly advance the understanding of lipids and atherosclerosis in order to provide an important new tool for patients and prescribers in preventing and treating the global burden of cardiovascular disease. In addition to the torcetrapib/atorvastatin development program, we plan to develop torcetrapib as concurrent therapy to be used with other statins or lipid-lowering medications.

Additional product-related programs are in various stages of discovery and development.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 22% and 3% in the three months and nine months ended October 1, 2006 as compared to the same periods in 2005. Cost of sales as a percentage of revenues increased in the three months ended October 1, 2006, primarily due to the unfavorable impact on expenses of foreign exchange, a concerted focus on inventory-reduction initiatives (exclusive of inventory build-up in advance of new product launches) and higher costs related to our AtS productivity initiative, partially offset by savings related to our AtS productivity initiative. Costs of sales as a percentage of revenues also increased for the nine months ended October 1, 2006, primarily due to higher costs related to our AtS productivity initiative and a concerted focus on inventory-reduction initiatives (exclusive of inventory build-up in advance of new product launches), partially offset by savings related to our AtS productivity initiative, the impact of the second-quarter 2005 inventory write-off of $56 million related to the suspension of Bextra sales.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 6% and remained flat in the three months and nine months ended October 1, 2006, as compared to the same periods in 2005. The increase in the three months ended October 1, 2006, reflect higher costs related to our AtS productivity initiative, expenses related to share-based payments and the higher promotional investments in new product launches and in-line product promotional programs during the second half of 2006. For the nine months ended October 1, 2006, such factors were offset by the favorable impact on expenses of foreign exchange. SI&A expense growth comparisons during the first half of 2006 were more favorable than in the second half of the year, since savings from our AtS productivity initiative began to be realized in the third quarter of 2005.

Research and Development Expenses

Research and development (R&D) expenses increased 9% and decreased 2% in the three months and nine months ended October 1, 2006, as compared to the same periods in 2005. The increase reflects increased operational activity, higher costs related to our AtS productivity initiative, expenses related to share-based payments and higher payments related to intellectual property rights, partially offset by savings related to our AtS productivity initiative. The decrease reflects savings related to our AtS productivity initiative and a R&D milestone due to us from sanofi-aventis (approximately $118 million, pre-tax, in the first quarter of 2006). R&D expense growth comparisons during the first half of 2006 were more favorable than in the second half of the year, since savings from our AtS productivity initiative began to be realized in the third quarter of 2005.

Merger-Related In-Process Research and Development Charges

The estimated fair value of Merger-related in-process research and development charges (IPR&D) is expensed at acquisition date. IPR&D of $513 million, pre-tax, was recorded in the first nine months of 2006, primarily related to our acquisition of Rinat on May 16, 2006, as compared to $1.4 billion and $1.7 billion, pre-tax, recorded in the third quarter and first nine months of 2005, primarily related to our acquisition of Vicuron on September 14, 2005 ($1.4 billion) and our acquisition of Idun on April 12, 2005 ($250 million).

Adapting to Scale Initiative

In connection with the AtS productivity initiative, which was launched in early 2005, Pfizer management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures in a company-wide effort to improve performance and efficiency. Without giving effect to any additional initiatives to transform our cost structure, we continue to expect the costs associated with this multi-year effort to continue through 2008 and to total approximately $4 billion to $5 billion, on a pre-tax basis. We now expect that cost savings from our AtS productivity initiative will be about $2.5 billion in 2006, substantially ahead of our original guidance of about $2 billion and, without giving effect to any additional initiatives to transform our cost structure, growing to about $4 billion annually upon completion in 2008, notwithstanding the planned divestiture of our Consumer Healthcare business and the expense reductions associated with that business. Savings realized during the third quarter and first nine months of 2006 total approximately $600 million and $1.8 billion. The actions associated with the AtS productivity initiative will include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services (see Notes to the Condensed Consolidated Financial Statements - Note 6, Adapting to Scale Productivity Initiative).

We incurred the following costs in connection with our AtS productivity initiative:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Implementation costs(a)	$182	$100	$547	$133
Restructuring charges(b)	245	151	801	172
Total AtS costs	$427	$251	$1,348	$305

(a)

Included in Cost of sales ($50 million), Selling, informational and administrative expenses ($63 million), Research and development expenses ($70 million) and in Other (income)/deductions - net ($1 million income) for the three months ended October 1, 2006 and included in Cost of sales ($278 million), Selling, informational and administrative expenses ($160 million), Research and development expenses ($132 million) and in Other (income)/deductions - net ($23 million income) for the nine months ended October 1, 2006. Included in Cost of sales ($36 million), Selling, informational and administrative expenses ($56 million), and Research and development expenses ($8 million) for the three months ended October 2, 2005 and included in Cost of sales ($37 million), Selling, informational and administrative expenses ($76 million), and Research and development expenses ($20 million) for the nine months ended October 2, 2005.

(b)	Included in Restructuring charges and merger-related costs.

Merger-Related Costs

In connection with acquisitions, we typically restructure and integrate the operations of the acquired companies to eliminate duplicative facilities and reduce costs. In certain instances, legacy Pfizer operations may be impacted by restructuring actions.

We incurred the following merger-related costs:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Integration costs	$3	$91	$8	$384
Restructuring charges	1	61	7	226
Total merger-related costs(a)	$4	$152	$15	$610

(a)	Included in Restructuring charges and merger-related costs. Amounts in 2005 primarily relate to our acquisition of Pharmacia Corporation (Pharmacia), which was completed on April 16, 2003.

Restructuring charges included severance, costs of vacating duplicative facilities, contract termination and other exit costs.

Other (Income)/Deductions - Net

In the first nine months of 2005, we recorded impairment charges of $1.1 billion related to the developed technology rights for Bextra and $7 million related to the write-off of machinery and equipment, both of which are included in Other (income)/deductions - net. Substantially all of these charges were recorded in the first quarter of 2005.

PROVISION FOR TAXES ON INCOME

In the third quarter of 2006, we recorded a decrease to the 2005 estimated U.S. tax provision related to the repatriation of foreign earnings, due primarily to the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of a certain position and we recognized a tax benefit of $124 million.

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

Our effective tax rate for continuing operations was 15.6% for the first nine months of 2006 compared to 34.5% in the same period in 2005. The lower tax rate for the first nine months of 2006 is primarily due to tax benefits related to the resolution of a tax matter, the change in tax regulations and a decrease in the 2005 estimated U.S. tax provision related to the repatriation of foreign earnings, as discussed above. The higher tax rate for the first nine months of 2005 is primarily due to the recording of a $1.7 billion charge related to our decision to repatriate certain foreign earnings under the American Jobs Creation Act of 2004 (the Jobs Act) and a $1.7 billion non-deductible charge for IPR&D, primarily relating to our acquisition of Vicuron and Idun, partially offset by the tax benefit of $586 million primarily related to the resolution of certain tax positions. (See Notes to Condensed Consolidated Financial Statements--Note 8, Taxes on Income.)

DISCONTINUED OPERATIONS - NET OF TAX

In June 2006, we entered into an agreement to sell our Consumer Healthcare business and this business has been presented as a discontinued operation. Income from discontinued operations, net of tax, increased 12% and 10% for the three months and nine months ended October 1, 2006, as compared to the same periods in  2005. The increase in both periods reflects higher net sales from our Consumer Healthcare business, offset by higher costs and expenses related to that business, and also reflects losses in 2005 from our other discontinued businesses.

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

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to our acquisitions of Pharmacia, Rinat, Vicuron, Idun, and sanofi-aventis' rights to Exubera, as well as net asset acquisitions. These impacts can include charges for purchased in-process R&D, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

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

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	% Incr./ (Decr.)	Oct. 1, 2006	Oct. 2, 2005	% Incr./ (Decr.)

Reported net income	$3,362	$1,589	112%	$9,888	$5,352	85%
Purchase accounting adjustments - net of tax	566	1,962	(71)	2,232	3,398	(34)
Merger-related costs - net of tax	4	65	(95)	9	385	(98)
Discontinued operations - net of tax	(123)	(110)	11	(353)	(343)	3
Certain significant items - net of tax	113	172	(35)	159	2,085	(92)
Adjusted income	$3,922	$3,678	7	$11,935	$10,877	10

Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 1, 2006	Oct. 2, 2005	Oct. 1, 2006	Oct. 2, 2005

Purchase accounting adjustments, pre-tax:
In-process research and development charges(a)	$--	$1,390	$513	$1,652
Intangible amortization and other(b)	803	808	2,414	2,487
Total purchase accounting adjustments, pre-tax	803	2,198	2,927	4,139
Income taxes	(237)	(236)	(695)	(741)
Total purchase accounting adjustments - net of tax	566	1,962	2,232	3,398
Merger-related costs, pre-tax:
Integration costs(c)	3	91	8	384
Restructuring charges(c)	1	61	7	226
Total merger-related costs, pre-tax	4	152	15	610
Income taxes	--	(87)	(6)	(225)
Total merger-related costs - net of tax	4	65	9	385
Discontinued operations, pre-tax:
Income from discontinued operations (d)	(178)	(174)	(493)	(465)
Gains on sales of discontinued operations(d)	(6)	(7)	(37)	(72)
Total discontinued operations, pre-tax	(184)	(181)	(530)	(537)
Income taxes	61	71	177	194
Total discontinued operations - net of tax	(123)	(110)	(353)	(343)
Certain significant items, pre-tax
Asset impairment charges (e)	--	3	--	1,216
Sanofi-aventis research and development milestone(f)	--	--	(118)	--
Restructuring charges - Adapting to Scale(c)	245	151	801	172
Implementation costs - Adapting to Scale(g)	182	100	547	133
Gain on disposals of investments and other(h)	(86)	--	(160)	--
Total certain significant items, pre-tax	341	254	1,070	1,521
Income taxes	(104)	(82)	(346)	(549)
Resolution of certain tax positions(i)	--	--	(441)	(586)
Tax impact of the repatriation of foreign earnings(i)	(124)	--	(124)	1,699
Total certain significant items - net of tax	113	172	159	2,085
Total purchase accounting adjustments, merger-related costs, discontinued operations and certain significant items - net of tax	$560	$2,089	$2,047	$5,525

(a)	Included in Merger-related in-process research and development charges.
(b)	Included primarily in Amortization of intangible assets.
(c)	Included in Restructuring charges and merger-related costs.
(d)

Discontinued operations - net of tax includes $124 million and $123 million related to the Consumer Healthcare business for the three months ended October 1, 2006 and October 2, 2005 and $335 million and $336 million for the nine months ended October 1, 2006 and October 2, 2005. These amounts do not include a prospective gain on the planned divestiture.

(e)

Included in Selling, informational and administrative expenses ($3 million) for the three months ended October 2, 2005, and included in Cost of sales ($56 million), Selling informational and administrative expenses ($8 million) and Other (income)/deductions - net ($1.2 billion) for the nine months ended October 2, 2005.

(f)	Included in Research and development expenses.
(g)

Included in Cost of sales ($50 million), Selling, informational and administrative expenses ($63 million), Research and development expenses ($70 million) and in Other (income)/deductions - net ($1 million income) for the three months ended October 1, 2006 and included in Cost of sales ($278 million), Selling, informational and administrative expenses ($160 million), Research and development expenses ($132 million) and in Other (income)/deductions - net ($23 million income) for the nine months ended October 1, 2006. Included in Cost of sales ($36 million), Selling, informational and administrative expenses ($56 million), and Research and development expenses ($8 million) for the three months ended October 2, 2005 and included in Cost of sales ($37 million), Selling, informational and administrative expenses ($76 million) and Research and development expenses ($20 million) for the nine months ended October 2, 2005.

(h)	Included in Other (income)/deductions - net.
(i)	Included in Provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	Oct. 1, 2006	Dec. 31, 2005

Financial assets:
Cash and cash equivalents	$1,177	$2,247
Short-term investments	11,654	19,979
Short-term loans	460	510
Long-term investments and loans	2,845	2,497
Total financial assets	16,136	25,233
Debt:
Short-term borrowings	2,508	11,589
Long-term debt	5,561	6,347
Total debt	8,069	17,936
Net financial assets	$8,067	$7,297

We rely largely on operating cash flow, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of short-term investments was reduced in the first nine months of 2006 and the proceeds were primarily used to pay down short-term borrowings.

Long-Term Debt

In May 2006, we decided to exercise Pfizer's option to call, at par-value plus accrued interest, $1 billion of senior unsecured floating-rate notes, which were included in Long-term debt as of December 31, 2005. Notice to call was given to the Trustees and the notes were redeemed in the third quarter of 2006.

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

In early April 2005, following the market withdrawal of Bextra and the FDA's decision requiring new labeling for Celebrex, Moody's placed our Aaa rating under review for possible downgrade. The review was completed in June 2005 when Moody's removed Pfizer from review status and reaffirmed our Aaa rating. However, Moody's maintained our rating outlook as negative. Following our announcement in June 2006 of the agreement to sell our Consumer Healthcare business and our target to purchase up to $17 billion of Pfizer stock in 2006 and 2007, Moody's again reaffirmed our Aaa rating with a negative outlook. The negative outlook reflects Moody's concern that disappointing product sales, potential setbacks in the development of key pipeline products, or a shift towards a more aggressive financial profile, including higher levels of acquisition activity, could result in Pfizer's financial metrics falling below those appropriate for a Aaa-rated company.

S&P views our rating outlook as stable, while they note a slowdown in sales and earnings growth as a result of major patent expirations and increased competition. S&P relies on Pfizer's excellent position in the worldwide pharmaceutical market, highlighted by our diverse drug portfolio and deep product pipeline, together with our superior financial profile and cash-generating ability.

Our superior credit ratings are primarily based on our diversified product portfolio, strong operating cash flow, substantial financial assets, strong late-stage product pipeline and desire to maintain a prudent financial profile. Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. At October 1, 2006, we had access to $3.6 billion of lines of credit, of which $1.2 billion expire within one year. Of these lines of credit, $3.3 billion are unused, of which our lenders have committed to loan us $2.1 billion at our request. $2.0 billion of the unused lines of credit, which expire in 2011, may be used to support our commercial paper borrowings.

As of October 1, 2006, we had the ability to borrow approximately $1 billion by issuing debt securities under our existing debt shelf registration statement filed with the SEC in November 2002.

Goodwill and Other Intangible Assets

At October 1, 2006, goodwill totaled $21.1 billion (19% of our total assets) and other intangible assets, net of accumulated amortization, totaled $25.3 billion (23% of our total assets). The largest components of goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia. In the first quarter of 2006, we acquired the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera. In connection with the acquisition, we recorded an intangible asset for developed technology rights of approximately $1.0 billion and goodwill of approximately $166 million. Finite-lived intangible assets, net, include $21.0 billion related to developed technology rights and $802 million related to brands. Indefinite-lived intangible assets include $3.0 billion related to brands.

The developed technology rights primarily represent the amortized acquisition-date fair value of the commercialized products that we acquired from Pharmacia. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Pharmaceutical products in the "Revenues" section of MD&A. While the Arthritis and Pain therapeutic category represents about 27% of the total value of developed technology rights at October 1, 2006, the balance of the value is evenly distributed across the following Pharmaceutical therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	Oct. 1, 2006	Dec. 31, 2005

Cash and cash equivalents and short-term investments and loans	$13,291	$22,736

Working capital(a)	$21,033	$18,423

Ratio of current assets to current liabilities	2.19:1	1.65:1

Shareholders' equity per common share(b)	$9.70	$8.98

(a)

Working capital includes assets of discontinued operations and other assets held for sale of $6.8 billion and $6.7 billion and liabilities of discontinued operations and other liabilities held for sale of $1.4 billion and $1.2 billion, as of October 1, 2006 and December 31, 2005.

(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increase in working capital as of October 1, 2006 as compared to December 31, 2005 was primarily due to:

•	the timing of dividend accruals of $1.8 billion;

•

an increase in inventories of $689 million, which is primarily due to the acquisition of sanofi-aventis' Exubera inventory, the build-up of inventory in advance of product launches and the impact of foreign exchange, partially offset by the impact of our inventory-reduction initiative;

•	the impact of a change in the mix of the U.S. sales rebate accrual of about $370 million; and

•	a general reduction in payables and accruals of about $1.3 billion, primarily reflecting timing of payments and accruals;

partially offset by:

•	the expected timing of tax obligations of about $1.3 billion; and

•	a decrease in net current financial assets of $364 million primarily due to the redemption of short-term investments, partially offset by the pay down of short-term borrowings.

Net Cash Provided by Operating Activities

During the first nine months of 2006, net cash provided by operating activities was $13.1 billion, as compared to $10.0 billion in the same period of 2005. The increase in net cash provided by operating activities was primarily attributable to:

•	higher tax payments in 2005 of $1.7 billion, primarily related to the repatriation of foreign earnings in 2005, and

•	higher current period net income, adjusted for non-cash items, reflecting, among other things, the timing of receipts and payments in the ordinary course of business.

The estimated net cash flows provided by operating activities associated with discontinued operations were not significant.

Net Cash Provided by Investing Activities

During the first nine months of 2006, net cash provided by investing activities was $4.7 billion, as compared to $2.7 billion in the same period in 2005. The increase in net cash provided by investing activities was primarily attributable to:

•

higher net redemptions of investments in 2006 (a positive change in cash and cash equivalents of $1.9 billion); in 2006, the proceeds of which were utilized to repay debt and in 2005, the proceeds of which were used to fund the repatriation of foreign earnings as a result of the Jobs Act, and

•	the acquisition of Rinat and sanofi-aventis' rights to Exubera in 2006 compared to the acquisition of Vicuron and Idun in 2005 (a decreased use of cash of $115 million).

The estimated net cash flows used in investing activities associated with discontinued operations were not significant.

Net Cash Used in Financing Activities

During the first nine months of 2006, net cash used in financing activities was $18.8 billion, as compared to $13.5 billion in the same period in 2005. The increase in net cash used in financing activities was primarily attributable to:

•	net repayments of $9.7 billion on total borrowings in 2006, compared to $6.3 billion in 2005,

•	an increase in cash dividends paid of $1.0 billion in 2006 as compared to 2005, primarily due to an increase in the dividend rate, and

•	higher purchases of common stock in 2006 of $4.5 billion as compared to $3.4 billion in 2005,

partially offset by:

•	higher proceeds from the exercise of stock options.

The estimated net cash flows used in financing activities associated with discontinued operations were not significant.

In June 2005, we announced a $5 billion share-purchase program which is being funded by operating cash flows. During the first nine months of 2006, we purchased approximately 172 million shares under that program for approximately $4.5 billion. In June 2006, the Board of Directors increased our share-purchase authorization from $5 billion to $18 billion.

In October 2004, we announced a $5 billion share-purchase program, which we completed in the second quarter of 2005 and was funded from operating cash flows. In total, under the October 2004 program, we purchased approximately 185 million shares.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and as of October 1, 2006, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain, under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

RECENTLY ADOPTED ACCOUNTING STANDARDS

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as supplemented by the guidance provided by SEC Staff Accounting Bulletin No.107, issued in March 2005. (SFAS 123R replaces SFAS 123, Stock-Based Compensation, issued in 1995.) (See Notes to Condensed Consolidated Financial Statements - Note 4, Adoption of New Accounting Standards, and Note 14, Share-Based Payments.)

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS 158 requires an employer to recognize the funded status of its defined benefit pension and postretirement plans on its statement of financial position and to recognize as a component of other comprehensive income, net of taxes, the gains or losses and prior service credits that arise during the period but are not recognized as components of net periodic benefit costs. Upon initial adoption, SFAS 158 requires the recognition of previously unrecognized actuarial gains and losses, prior service costs or credits and net transition amounts within Accumulated other comprehensive income, net of tax. The provisions of SFAS 158 are effective as of the end of fiscal year 2006. Based on current information, we estimate that the adoption of SFAS 158 will have the effect of decreasing our Total Assets by approximately $2.0 billion, increasing our Total liabilities by approximately $2.5 billion and reducing our Total shareholders' equity by approximately $4.5 billion, all on a pre-tax basis. We expect the net deferred tax impact of these adjustments to approximate 37%.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of  SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance relative to the recognition, derecognition and measurement of tax positions for financial statement purposes. Historically, our policy has been to account for uncertainty in income taxes based on whether we determined that our tax position is "probable" of being sustained. FIN 48 requires the accounting be determined based on if it is "more likely than not" that a tax position will be sustained -- a lower level of certainty. Upon adoption of FIN 48, any gains or losses would be recorded as an adjustment to the opening balance of retained earnings. We are currently in the process of evaluating the impact on the financial statements of adopting FIN 48. We expect to adopt the standard when required in 2007.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of adopting SFAS 157 on our financial statements.

OUTLOOK

Results in 2006 have been, and results over the next few years will continue to be, impacted by the loss of U.S. exclusivity of certain key products since the beginning of 2004. Results also have been, and may continue to be, impacted by increased competition in key markets. In addition, we have recently seen a variability of the U.S. dollar relative to other currencies and restrictive actions on access and pricing taken by influential decision makers in several large European markets. As a result of these near-term challenges, at current exchange rates, we are now expecting revenues in 2007 and 2008 to be comparable to 2006, as compared to our previous forecast of modest revenue growth over the period.

The growth of four products--Lipitor, Celebrex, Lyrica and Geodon--is contributing significantly to our 2006 revenues. At current exchange rates, we are committed to achieving our full-year 2006 revenue targets for these four products and continue to expect 2006 aggregate revenues to be comparable to overall revenues in 2005. At current exchange rates we target Lipitor sales of about $13 billion; Celebrex revenues of about $2 billion; Geodon revenues of about $800 million; and Lyrica revenues of more than $1 billion in 2006.

We continue to forecast 2006 adjusted diluted EPS of about $2.00. Reported diluted EPS for 2006 is now forecast at about $1.63, reflecting the impact of an equity sale in the third quarter as well as a decrease of the estimated 2005 U.S. tax provision related to the repatriation of foreign earnings as discussed in the "Provision for Taxes on Income" section. We expect the cost of sales pre-tax component of adjusted income as a percentage of revenues to remain under pressure in the fourth quarter of 2006 and we now expect the cost of sales pre-tax component of adjusted income as a percentage of revenues this year to be comparable to 2005. We continue to expect the SI&A pre-tax component of adjusted income to be about $15.4 billion in 2006. We now expect the R&D pre-tax component of adjusted income to be about $7.4 billion. We continue to expect our cash flow from operations to exceed $16 billion in 2006.

We now expect AtS-related cost savings in excess of $2.5 billion in 2006, an increase of at least $1.7 billion over 2005 savings.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment for 2006, of forecasted 2006 Adjusted income and Adjusted diluted EPS to forecasted 2006 reported Net income and reported diluted EPS follows:

($ billions, except per-share amounts)	Net Income(a)	Diluted EPS(a)

Forecasted Adjusted income/diluted EPS	~$14.7	~$2.00
Purchase accounting impacts, net of tax	(2.9)	(0.39)
Adapting to scale costs, net of tax	(1.1)	(0.15)
Income from discontinued operations, net of tax(b)	0.5	0.07
Equity sales/other	0.2	0.02
Tax impact of the repatriation of foreign earnings	0.2	0.02
Resolution of certain tax positions	0.4	0.06
Forecasted reported Net income/diluted EPS	~$12.0	~$1.63

(a)

Includes the Consumer Healthcare business as discontinued operations and excludes the effects of other business-development transactions not completed as of the end of the third quarter of 2006 and the potential impact from a substantial prospective gain on the divestiture of our Consumer Healthcare business.

(b)	Primarily reflects the reclassification of our Consumer Healthcare business to discontinued operations.

Our forecasted financial performance is subject to a number of factors and uncertainties--as described in the "Forward Looking Information and Factors That May Affect Future Results" section below. Some of these factors and uncertainties may persist over our planning horizon.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Our disclosure and analysis in this report, including but not limited to the information discussed in the Outlook section above, contain forward-looking information about our Company's financial results and estimates, business prospects, in-line products and product candidates that involve substantial risks and uncertainties, including, without limitation, information about the Company's agreement to sell its Consumer Healthcare business to Johnson & Johnson, as well as about the Company's stock-purchase plans. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business prospects. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

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

•

the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our Adapting to Scale multi-year productivity initiative, including the benefits of the planned broadening of this initiative in 2007 and 2008, and the ability of the Company and Johnson & Johnson to satisfy the conditions to closing the sale of the Company's Consumer Healthcare business, including receiving the required regulatory approvals.

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

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we do wish to highlight some changes which, taken together, are expected to have a favorable impact on our controls over a multi-year period. We continue to pursue a multi-year initiative to outsource some transaction-processing activities within certain accounting processes and are migrating to a consistent enterprise resource planning system across the organization. These are enhancements of ongoing activities to support the growth of our financial shared service capabilities and standardize our financial systems. None of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 18 to the consolidated financial statements included in our 2005 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2005; and Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended April 2 and July 2, 2006. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Norvasc (amlodipine)

As previously reported, between 2002 and 2005, we brought patent infringement suits in various federal courts against several manufacturers that have filed abbreviated new drug applications with the FDA seeking to market a generic version of amlodipine besylate, which is the salt form contained in Norvasc. Our patent for amlodipine besylate is being challenged in all of the suits, and our basic patent for amlodipine also is being challenged in one of the suits.

In the first of these actions to go to trial, which involved only our amlodipine besylate patent, in January 2006 the U.S. District Court for the Northern District of Illinois held that our amlodipine besylate patent is valid and infringed by the generic manufacturer Torpharm/Apotex Inc.'s product. The court issued an injunction prohibiting Torpharm/Apotex from marketing its generic amlodipine besylate product before the expiration of our amlodipine besylate patent (including the additional six-month pediatric exclusivity period) in September 2007. In February 2006, Torpharm/Apotex appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

Similarly, in the second of these actions to go to trial, which also involved only our amlodipine besylate patent, in August 2006 the U.S. District Court for the Middle District of North Carolina held that our amlodipine besylate patent is valid and infringed by generic manufacturer Synthon Pharmaceuticals, Inc.'s product. The court issued an injunction prohibiting Synthon from marketing its generic amlodipine besylate product before September 2007. In September 2006, Synthon appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

Separately, as previously reported, in November 2005 Synthon IP filed an action against us in the U.S. District Court for the Eastern District of Virginia alleging that our sales of Norvasc and Caduet infringe Synthon's patent relating to the manufacture of amlodipine. In August 2006, the jury held that Synthon's patent is invalid and is not infringed by our sales of Norvasc and Caduet. The decision is subject to possible appeal.

Government Investigations

As previously reported, in 2005 we received a request from the staff of the Securities and Exchange Commission (the "Commission") for information and documents concerning our COX-2 franchise. In August 2006, we received a letter from the staff notifying us that this investigation has been terminated and that no enforcement action has been recommended by the staff to the Commission.

Tax Matters

On January 25, 2006, the Company was notified by the IRS Appeals Division that a resolution had been reached on the matter that we were in the process of appealing related to the tax deductibility of a breakup fee paid by Warner-Lambert Company in 2000. As a result, in the first nine months of 2006 we recorded a tax benefit of approximately $441 million related to the resolution of this issue.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the three months ended October 1, 2006:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
July 3, 2006 through July 31, 2006	6,595,881	$24.91	6,539,300	$15,344,343,763
August 1, 2006 through August 31, 2006	47,571,739	$26.38	47,336,500	$14,095,266,386
September 1, 2006 through October 1, 2006	38,766,119	$28.00	38,745,083	$13,010,454,666
Total	92,933,739	$26.95	92,620,883

(a)

On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the "2005 Stock Purchase Plan"). On June 26, 2006, Pfizer announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion.

(b)

In addition to purchases under the 2005 Stock Purchase Plan, this column reflects the following transactions during the three months ended October 1, 2006: (i) the deemed surrender to Pfizer of 214,471 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 83,891 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 14,494 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

Pfizer Inc.
(Registrant)

Dated: November 3, 2006	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Nine Months Ended Oct. 1,	Year Ended December 31,
(in millions, except ratios)	2006	2005	2004	2003	2002	2001

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$11,314	$10,800	$13,456	$2,816	$11,247	$9,469
Less:
Minority interests	10	12	7	1	3	12
Income adjusted for minority interest	11,304	10,788	13,449	2,815	11,244	9,457
Add:
Fixed charges	519	630	505	438	318	301
Total earnings as defined	$11,823	$11,418	$13,954	$3,253	$11,562	$9,758

Fixed charges:
Interest expense (a)	$399	$471	$347	$270	$251	$266
Preferred stock dividends (b)	11	14	12	10	--	--
Rents (c)	109	145	146	158	67	35
Fixed charges	519	630	505	438	318	301

Capitalized interest	22	17	12	20	28	56

Total fixed charges	$541	$647	$517	$458	$346	$357

Ratio of earnings to fixed charges	21.9	17.6	27.0	7.1	33.4	27.3

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 3, 2006, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended October 1, 2006, in the following Registration Statements:

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
November 3, 2006

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

Date:  November 3, 2006

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

Date:  November 3, 2006

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended October 1, 2006 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chief Executive Officer
November 3, 2006

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report of Pfizer Inc. on Form 10-Q for the quarter ended October 1, 2006 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
 Alan G. Levin
Senior Vice President and Chief Financial Officer
November 3, 2006

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