Form 10-K
period 2006-12-31
PFIZER INC
filed 2007-03-01
CIK 78003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
______________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
None
________________________________________

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒     No☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒      No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☒      Accelerated filer☐      Non-accelerated filer☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐      No☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006, was approximately $136 billion. The registrant has no non-voting common stock.

     The number of shares outstanding of each of the registrant’s classes of common stock as of February 20, 2007 was 7,086,916,026 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders	Parts I and III

PART I

ITEM 1. BUSINESS

General

     Pfizer Inc. (which may be referred to as Pfizer, the Company, we, us or our) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market leading prescription medicines for humans and animals.

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

     We acquired the worldwide rights to Exubera (inhaled insulation therapy) from sanofi-aventis in February 2006. The Company and sanofi-aventis were previously in a worldwide alliance to co-develop, co-promote and co-manufacture Exubera. The Company also acquired the sanofi-aventis rights to the Exubera insulin production facilities located in Frankfurt, Germany, which were previously jointly owned by the Company and sanofi-aventis.

     We completed the sale of our Consumer Healthcare business to Johnson & Johnson for $16.6 billion in December 2006. Revenues from our Consumer Healthcare business were $4.0 billion for full-year 2006.

Pfizer Website

     Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website (www.pfizer.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

     Throughout this 2006 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, including our Annual Report to Shareholders for 2006 and our Proxy Statement for the 2007 Annual Meeting of Shareholders (2007 Proxy Statement). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our Annual Report to Shareholders consists of: the 2006 Annual Review (2006 Annual Review); and the 2006 Financial Report (2006 Financial Report), which is contained in Appendix A to our 2007 Proxy Statement; and the Peer Group Performance Graph (“Peer Group Graph”) which is contained in Appendix B to our 2007 Proxy Statement. Portions of our 2006 Financial Report are filed as Exhibit 13 to this 2006 Form 10-K. On or about March 15, 2007, our 2006 Annual Review, our 2006 Financial Report and our 2007 Proxy Statement and Peer Group Graph will be available on our website (www.pfizer.com).

     Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer certifications; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; as well as information concerning our Directors; e-mail communication with our Directors; Board Committees; Committee charters and the Lead Independent Director Charter; and transactions in Pfizer securities by Directors and officers, is available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to Margaret

M. Foran, Senior Vice President-Corporate Governance, Associate General Counsel and Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

Business Segments

     We operate in two business segments: Pharmaceutical and Animal Health.

     We also operate several other businesses, including the manufacture of empty soft-gelatin capsules, contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these businesses, they are grouped into the “Corporate/Other” category of our segment information.

     Comparative segment revenues and related financial information for 2006, 2005, and 2004 are presented in the tables captioned Segment and Revenues by Therapeutic Area in Note 20 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2006 Financial Report. The information from those sections of our 2006 Financial Report is incorporated by reference in this 2006 Form 10-K.

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

Pharmaceutical

     Our Pharmaceutical business is the largest pharmaceutical business in the world. This segment includes products that treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies. As of October 2006, our portfolio of medicines included three of the world’s 25 best-selling medicines, with seven medicines that led their therapeutic areas.

     In 2006, Pharmaceutical revenues increased 2%, to $45.1 billion, primarily due to the solid overall performance of our broad portfolio of patent-protected medicines, including an aggregate year-over-year increase in revenues from new products launched since 2004, partially offset by the impact of the loss of U.S. exclusivity on Zithromax in November 2005, and Zoloft in June 2006, as well as on the strengthening of the U.S. dollar relative to many foreign currencies, primarily the Japanese yen and the euro. Revenues from this segment contributed 93.2% of our total revenues in 2006, 93.4% in 2005 and 94.1% in 2004. In 2006, Lipitor, Norvasc, Zoloft and each delivered at least $2 billion in revenues while Lyrica, Viagra, Detrol/Detrol LA, Xalatan/Xalacom and Zyrtec/Zytrec D each surpassed $1 billion. A table captioned Revenues - Major Pharmaceutical Products, in our 2006 Financial Report is incorporated by reference.

     Our principal pharmaceutical products and certain recently approved products are as follows:

Cardiovascular and Metabolic Diseases

  Lipitor, for the treatment of elevated cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world.
  Norvasc is the world’s most-prescribed branded medicine for treating hypertension.
  It has experienced patent expirations in many European Union (EU) countries. Norvasc maintains exclusivity in many major markets globally, including the U.S., Japan, Canada and Australia.
  Caduet is a single pill therapy combining Lipitor and Norvasc for prevention of cardiovascular events. Caduet has been approved in 58 markets and is available in more than 16 countries (including the U.S.).

  Chantix/Champix, the first new prescription treatment for smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006. In September 2006, the European Commission approved Champix in Europe for smoking cessation, and it was launched in selected EU markets in December 2006.
  Exubera, the first inhaled human insulin therapy for glycemic control, was approved by the FDA and the European Commission in early 2006 for the treatment of adults with type 1 and type 2 diabetes. Since May 2006, Exubera has been launched in Germany, Ireland, the U.K. and the U.S.

Central Nervous System Disorders

  Zoloft, which lost exclusivity in the U.S. in June 2006 and earlier in many European markets, experienced a 35% revenue decline in 2006 compared to 2005. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD).
  Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. Available in both an oral capsule and rapid-acting intramuscular formulation, Geodon has become the fastest growing anti-psychotic medication in the U.S.
  Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell this medicine in certain other countries.
  Lyrica was approved by the FDA in June 2005 for adjuctive therapy for adults with partial onsent epileptic seizures. This indication built on the earlier FDA approval of Lyrica for the treatment of two of the most common forms of neuropathic pain - painful diabetic peripheral neuropathy, a chronic neurologic condition affecting nearly three million Americans, and post-herpetic neuralgia. Lyrica was launched in the U.S., Canada and Italy in September 2005 and is now approved in 77 countries and is currently available in 59 markets.

Arthritis and Pain

  Celebrex is for the treatment of osteoarthritis, adult rheumatoid arthritis, acute pain, menstrual pain and familial adenomatous polyposis. It also was approved by the FDA in July 2005 and in Europe in February 2007, for the treatment of ankylosing spondylitis, a form of spinal arthritis, and in December 2006, for the treatment of juvenile rheumatoid arthritis. See the discussion of labeling changes relating to Celebrex under the heading Pharmaceutical - Selected Product Descriptions, Celebrex in the Financial Review section of our 2006 Financial Report, which is incorporated by reference.

Infectious and Respiratory Diseases

  Zithromax is for the treatment of bacterial infections. Zithromax is licensed to us exclusively by Pliva, a Croatian pharmaceutical company. Zithromax lost basic patent protection in the U.S. in November 2005 and experienced a 69% decline in worldwide sales in 2006 compared to 2005.
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

Urology

  Viagra remains the leading treatment for erectile dysfunction (ED), and one of the world’s most recognized pharmaceutical brands. For further information on Viagra and the overall ED market, see the discussion under the headings Pharmaceutical-Selected Product Descriptions, Viagra in the Financial Review section of our 2006 Financial Report, which is incorporated by reference.
  Detrol is the world’s leading product for the treatment of overactive bladder. Detrol LA is an extended-release formulation of this medicine, taken once a day.

Oncology

  Camptosar, which is marketed under the name Campto in many countries outside the U.S., is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin.
  Sutent is an oral multi-kinase inhibitor that combines anti-angiogenic and anti-tumor activity to inhibit the blood supply to tumors.
  Sutent was approved by the FDA and launched in the U.S. in January 2006 for advanced renal cell carcinoma, including metastic renal cell carcinoma, and gastrointestinal stromal tumors (“GIST”) after disease progression on or intolerance to imatinib mesylate. In January 2007, Sutent received full marketing authorization and extension of the indication to first-line treatment of advanced and/or metastatic renal cell carcinoma, as well as approval for second-line treatment of GIST in the EU.

Ophthalmology

  Xalatan/Xalacom is the most-prescribed branded glaucoma medicine in the world. It is used to treat open-angle glaucoma and ocular hypertension. Xalacom, the only fixed combination prostaglandin (Xalatan) in combination with a beta blocker, is available primarily in European markets.

Endocrine Disorders

  Genotropin is the world’s leading human recombinant growth hormone. It is used for the treatment of various growth disorders in children and adults. Novo Nordisk has granted us a non-exclusive license to sell Genotropin in the U.S.

Other

  Zyrtec is for the treatment of year-round indoor and seasonal outdoor allergies and hives in adults and children. Zyrtec continues to be the most-prescribed antihistamine in the U.S. Zyrtec is licensed to us by the Belgian company UCB S.A. for sale in the U.S. We co-promote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. We will lose U.S. exclusivity for Zyrtec in December 2007. Since we sold our rights to market Zyrtec over-the-counter in connection with the sale of our Consumer Healthcare business, we expect no revenue from Zyrtec after the expiration of the U.S. patent in December.

Animal Health

     Our Animal Health business is one of the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. In 2006, Animal Health revenues increased 5%, to $2.3 billion, primarily due to the continued performance of Draxxin (single dose anti-infective for cattle and swine) in Europe and the U.S. and Revolution (a parasiticide for dogs and cats). Revenues from this segment contributed 4.8% of our total revenues in 2006, 4.6% of our total revenues in 2005 and 4.0% of our total revenues in 2004.

     Among the products we market are parasiticides, anti-inflammatories, vaccines, antibiotics and related medicines, including the products discussed below.

     Parasiticides constitute the largest segment of the animal health market for companion animals, consisting mainly of medicines for the control of parasites such as fleas and heartworm. Our product, Revolution, is our largest-selling parasiticide for dogs and cats.

     Rimadyl relieves pain and inflammation associated with canine osteoarthritis and soft tissue orthopedic surgery. Rimadyl is the only arthritis pain medication prescribed by veterinarians available in chewable tablets, regular caplets and in an injectable formulation. U.S. Rimadyl revenues declined in 2006 due to lower-than-anticipated non-steroidal anti-inflammatory drug market growth and intense branded competition as well as increased generic competition in the European companion animal market.

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

Research and Product Development

     Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $7.6 billion in 2006, $7.3 billion in 2005 and $7.5 billion in 2004 on research and development in support of Pfizer’s Pharmaceutical and Animal Health businesses.

     We conduct research internally and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery or development processes or projects, as well as our product lines, through acquisition, licensing or other arrangements.

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

     We believe that our investments in research have been rewarded by the number of pharmaceutical compounds we have in all stages of development. We currently are working on 249 projects in development, including 177 new molecular entities and 72 product-line extensions. In addition, we have more than 350 projects in discovery research. In recent years, our discovery scientists have delivered over 100 new chemical compounds to early development. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

     In addition to discovering and developing new products, our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them.

     Information concerning several of our drug candidates in development as well as supplemental filings for existing products is set forth under the heading Product Developments in our 2006 Financial Report. That information is incorporated by reference.

     Pfizer recently provided more detail on its pipeline than ever before with the launch of an on-line site for tracking development compounds across Pfizer’s largest-ever pipeline. This new website, launched in December 2006, will be updated twice a year and is available at http://www.pfizer.com/pipeline.

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

International Operations

     We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations -Pharmaceutical and Animal Health.

     Revenues from operations outside the U.S. of $22.5 billion accounted for 46.6% of our total revenues in 2006. Revenues exceeded $500 million in each of 10 countries outside the U.S. in 2006. The U.S. was the only country to contribute more than 10% of our total revenues, comprising 53.4% of total revenues in 2006, 52.2% of total revenues in 2005 and 56.7% of total revenues in 2004. Japan is our second-largest national market, with 6.7% of our revenues in 2006, 7.3% in 2005 and 6.4% in 2004.

     For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 20 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2006 Financial Report and the table captioned Change in Revenues by Segment and Geographic Area in our 2006 Financial Report. Those tables are incorporated by reference.

     Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. Our international businesses are also subject to government-imposed constraints, including laws on pricing, reimbursement and access to our products.

     See Government Regulation and Price Constraints below for discussion of these matters.

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2006, revenues were unfavorably impacted by foreign exchange, as foreign currency movements relative to the U.S. dollar decreased our reported revenues in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 9-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2006 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that same Note is also incorporated by reference.

Marketing

     In our global Pharmaceutical business, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs) and government agencies. We also market directly to consumers in the U.S., through direct-to-consumer print and television advertising that communicates the approved uses, benefits, and risks of our products while continuing to motivate people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, important public health issues, and our patient assistance programs in all major markets.

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

     Our Animal Health business also uses its own sales organization to promote its products. Its advertising and promotion are generally targeted to health professionals, directly and through veterinary journals. Animal health products are sold through veterinarians, distributors and retail outlets as well as directly to users. Where appropriate, these products are also marketed through print and television advertising.

     During 2006, sales to our three largest customers were as follows:

  McKesson, Inc.—20% of our total revenues;
  Cardinal Health, Inc.—13% of our total revenues; and
  AmerisourceBergen Corporation—11% of our total revenues.

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

U.S. Basic Product Patent
Drug	Expiration Year

Norvasc	2007

Zyrtec	2007

Camptosar	2008

Aricept	2010

Lipitor	2010

Xalatan	2011

Viagra	2012

Detrol	2012

Celebrex	2014

Chantix	2018

Lyrica	2018

Sutent	2021

     In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect the Company’s drug from generic competition after the expiration of the basic patent.

     The U.S. basic product patent for Zoloft expired in June 2006 and for Zithromax in November 2005.

     Zyrtec is patented by the Belgian company UCB S.A. and is licensed to us for sales in the U.S. We co-promote Zyrtec as a prescription medicine in the U.S. with a subsidiary of UCB S.A. The U.S. basic patent for Zyrtec expires in December 2007.

     Aricept is patented by Eisai Co., Ltd. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries.

     In addition to our U.S. basic product patent for Lipitor, which (including the pediatric exclusivity period) expires in March 2010, we have a patent covering specifically the enantiomeric form of the drug, which (including the pediatric exclusivity period) expires in June 2011. See Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2006 Financial Report regarding a pending legal challenge to our Lipitor patents in the U.S.

     We market Genotropin in the U.S. under a non-exclusive license from Novo-Nordisk.

     Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Norvasc, Celebrex and Detrol.

     We also have other patent rights covering additional products that have lesser revenues.

     The expiration of a basic product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the originally patented product and can result in a significant reduction in sales of that product in a very short period. In some cases, however, we can continue to obtain commercial benefits from product manufacturing trade secrets; patents on uses for products; patents on processes and intermediates for the economical manufacture of the active ingredients; patents for special formulations of the product or delivery mechanisms; and conversion of the active ingredient to over-the-counter products.

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

     Our Pharmaceutical business is the largest in the world. Our competitors include other worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug manufacturers. We compete with other companies that manufacture and sell products that treat similar diseases or indications as our major products.

     Such competition affects our core product innovation business, focused on discovering and marketing products that satisfy unmet medical needs and providing therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development over the past decade, resulting in one of the strongest product pipelines in the industry. Our investment in research does not stop with a drug approval; we continue to invest in further understanding the value of our products for the conditions they treat as well as potentially new conditions. We also continue to enhance the organizational effectiveness of our pharmaceutical sales and marketing functions, coordinating support for our salespeople’s efforts to launch and promote our products to our customers.

     Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We are taking important measures to address this business environment, including the reduction of our U.S. sales force by 20%, completed in December 2006, the ongoing reduction of our European sales force by more than 20% (subject to consultation with works councils and local labor laws), and the restructuring of our U.S. Pharmaceutical Operations into four business units to create a more focused and entrepreneurial environment, with a fifth business unit to be responsible for customer support and specifically focused on managed care and access. We continue to evaluate, adapt, and improve our business practices to better meet customer and public needs. For instance, we have taken an industry-leading role in evolving our approaches to direct-to-consumer advertising and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through campaigns for better healthcare solutions.

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

Managed Care Organizations

     The growth of MCOs in the U.S. has been a major factor in the competitive makeup of the healthcare marketplace. Approximately 180 million people in the U.S. now participate in some version of managed care. Because of the size of the patient population covered by MCOs, marketing of prescription drugs to them and the PBMs that serve many of those organizations continues to grow in importance.

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

     The growth of MCOs has increased pressure on drug prices. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can prevent the need for hospitalization, professional therapy or even surgery, such drugs can become favored first-line treatments for certain diseases.

     As discussed above in Marketing, MCOs and PBMs typically develop formularies. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their generally lower cost, generic medicines are often favored. The breadth of the products covered by formularies can vary considerably from one MCO to another and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients’ use of products listed on their formularies.

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

     The impact of MCOs on drug prices and volumes may increase as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the new Medicare out-patient Prescription Drug Benefit, Medicare Part D, that took effect January 1, 2006. MCOs and PBMs negotiate on behalf of the federal government as Prescription Drug Plans (PDPs). We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the new Medicare PDPs for both 2006 and 2007.

     Another way we demonstrate the value of pharmaceuticals in the context of an appropriate approach to the management of healthcare is by developing disease management programs. These programs can improve patient care by improving patient communications and compliance with dosage directions. They can also help show that a comprehensive approach to healthcare management, which includes prevention, diagnosis and treatment of certain conditions, and appropriate use of pharmaceuticals, can improve the quality of care and lower costly complications of chronic diseases. As noted above in Marketing, we developed a new company, Green Ribbon Health, with the MCO Humana, to provide Medicare Health Support services under a contract with CMS. The services are designed to improve the health and quality of life for beneficiaries with multiple chronic conditions in Central Florida. Additionally, beginning in 2001, we contracted with the State of Florida Agency for Health Care Administration to help manage chronic diseases among Florida’s Medicaid population. That program was expanded in 2006 under a new contract Pfizer was awarded by Florida Medicaid to provide comprehensive disease management programs for a larger scope of chronically ill beneficiaries through 2009.

Generic Products

     One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, we can lose the major portion of sales of that product in a very short period. Several such competitors make a regular practice of challenging our product patents before their expiry. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products need only demonstrate a level of availability in the bloodstream equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less.

     In addition, our patent-protected products can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor began to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

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

Raw Materials

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2006, and none are expected in 2007.

Government Regulation and Price Constraints

In the United States

     General. Pharmaceutical companies are subject to extensive regulation by national, state and local agencies in the countries in which they do business. Of particular importance is the FDA in the U.S. It has jurisdiction over our human pharmaceutical business and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our pharmaceutical products. The FDA also regulates our animal health products, along with the U.S.

Department of Agriculture and the U.S. Environmental Protection Agency.

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

     We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies (see Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2006 Financial Report). Such actions may include product recalls, seizures and other civil and criminal sanctions.

     The U.S. Congress and the FDA are considering proposals to change how the FDA assesses “follow-on biological” products. Changes that would facilitate the approval of such products could have an adverse impact on the Company’s business.

     Medicare. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the 2003 Medicare Act) was enacted. Medicare beneficiaries are now eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. It remains difficult to predict the long-term impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals is likely to increase as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization may be offset by the increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, effective January 1, 2007, Medicare ended reimbursement for ED medicines, including Viagra.

     Pfizer is committed to helping ensure that all Americans without coverage for prescription medicines have access to Pfizer products. To that end, in 2004, we implemented our Helpful Answers program, an umbrella program that brings together Pfizer’s long-standing patient assistance programs with Pfizer Pfriends, a new prescription discount card offering savings on Pfizer prescription medicines for all Americans without prescription drug coverage, regardless of age or income. In addition, in January 2005, we joined Together Rx Access with nine other pharmaceutical companies to offer savings on over 275 medicines to Medicare-ineligible, uninsured individuals under 65 who fall below certain income thresholds. Pfizer also participates in the Partnership for Prescription Assistance, a single point of access to more than 475 public and private patient assistance programs.

     Importation of Drugs. There continue to be legislative proposals to amend U.S. law to allow the importation into the U.S. of prescription drugs from outside the U.S., which can be sold at prices that are regulated by the governments of various foreign countries. In addition to well documented safety concerns, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Act maintains the current prohibition on such imports, it would allow importation from Canada if the Secretary of Health and Human Services certifies that such importation is safe and would result in savings to consumers. Before the 2003 Medicare Act, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of Health and Human Services made the same safety and cost-savings certifications. In December 2004, the Department of Health and Human Services (HHS) and the Department of Commerce issued reports on drug importation and foreign price controls. The HHS report noted that it would be “extraordinarily difficult to ensure that drugs personally imported by individual consumers” could meet the standards of safety that would support certifying such importation as safe. While the report also concluded that the U.S. could establish a feasible basis for commercial drug importation, such a change in the law would require “new legal authorities, substantial additional resources and significant restrictions on the types of drugs that could be imported.” The report also noted that the total savings to be expected from such a commercial importation regime would be relatively small — 1% or 2% of total drug spending in the U.S. The Commerce Department report confirmed that the lower prices in many countries result from governmental price controls, and these price controls adversely affect the amount of funding that is available for the discovery of new drugs.

     Medicaid and Related Matters. Federal law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. In recent years, various proposals have been offered at the federal and state levels that would bring about major changes in the Medicaid program. A national commission recently released a list of recommended reforms in the Medicaid program, although the fate of those reforms is very uncertain in the current Congress. In the short term, driven by budget concerns, many states have implemented restrictive drug lists and state supplemental rebate programs under the Medicaid program. These programs require deeper rebate payments by Pfizer in order to have our products listed on formularies in states with such rebate programs. More than 40 states have implemented some form of formulary restrictions in their Medicaid programs. Currently, Pfizer enjoys relatively broad formulary access in state Medicaid programs.

     Since January 1, 2006, federal funds have not been used for reimbursement of erectile dysfunction medications, including Viagra, in the Medicaid program. In addition, effective January 1, 2007, changes to treatment of authorized generics for purposes of calculating Medicaid rebates will increase the amount of rebates we are required to pay on brand name drug sales after loss of exclusivity and on authorized generic sales to the Medicaid program. Changes implemented under the Medicaid program prior to 2006, that further restrict the access of a significant number of patients to our products, and require significantly deeper rebate payments, are being mitigated by the shrinking size of the Medicaid drug program. Those people who are eligible for both Medicaid and Medicare (often called “dual eligibles”) had been receiving their drug benefits under the Medicaid program. Beginning in 2006, their coverage was transferred to the new Medicare Part D program. This reduced the number of enrollees in Medicaid drug programs, the size of the Medicaid drug program, and its impact on our business. While the Medicaid market is now smaller, changes at the state level could impact larger federal and commercial accounts.

     In addition, some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible, as well as various approaches to controlling pharmaceutical marketing activities. A state-administered pharmacy discount program was enacted by the State of California during 2006 that has potential impact on access and reimbursement for our products in the Med-Cal program. The fate of this new discount card program is uncertain given the federal government’s previous concerns about programs with similar structures. Moreover, full implementation of the California program, even if it were approved by the federal government, is several years away. However, if many states were to require steep rebate payments in discount programs for the uninsured and to link Medicaid beneficiaries’ access to our products to such discount programs, the impact on patients’ access to medicines and on Pfizer could be significant.

     We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Revenues section of our 2006 Financial Report and in Note 1-G to our consolidated financial statements, Significant Accounting Policies, Revenues, in our 2006 Financial Report, which discussions are incorporated by reference.

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

     The approval of new drugs across the EU may only be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/EMEA’s Central Approval Process, which applies in the (now) 27 EU member states

(since Bulgaria and Romania joined on January 1, 2007), plus Norway and Iceland, which are full participants in these registration processes. The use of these procedures provides a more rapid and consistent approval across the member states than was the case when the approval processes were operating independently within each country.

     Since the EU does not have jurisdiction over patient reimbursement or pricing matters in its member states, we continue to deal with individual countries on such matters across the region.

     During 2004, a comprehensive package of reforms was adopted (called New Medicines Legislation) amending EU law on the regulation of medicinal products in many areas, including approval procedures and safety reporting. Of particular note, the data exclusivity periods during which innovative companies’ regulatory data are protected are required to be harmonized in all member states and implementation is complete or underway in most member states, which will facilitate the approval and launch of generic medicines. In addition, these reforms introduced a clear legal basis for the approval of “biosimilar” or “follow-on biological” products in the EU. Following the effectiveness of these new regulations (in November 2005), the first such products, including a biosimilar version of Genotropin, were approved in the EU in 2006. The new regulations also shortened certain approval timelines and introduced fast-track and conditional centralized authorizations. Pfizer’s Sutent was the first product to be conditionally approved under the new law in 2006 (although its status has now converted to full authorization).

     More recently, on January 26, 2007, the new EU Regulation on Medicines for Pediatric Use became effective. This introduces new obligations on pharmaceutical companies to conduct research on their medicines in children and, subject to various conditions, offers the possibility of incentives for so doing, including exclusivity extensions.

Environmental Law Compliance

     Most of our operations are affected by federal, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2006 Financial Report). As a result, we incurred capital and operational expenditures in 2006 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

  environment-related capital expenditures — $47 million
  other environment-related expenses — $206 million

     While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures or competitive position.

Tax Matters

     The discussion of tax-related matters in Note 7 to our consolidated financial statements, Taxes on Income, in our 2006 Financial Report, is incorporated by reference.

Employees

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2006, we employed approximately 98,000 people in our operations throughout the world. On January 22, 2007, the Company announced, as a part of its priorities to drive improved performance, position the Company for future success and enhance total shareholder return, a plan to eliminate about 10,000 positions, or about 10% of Pfizer’s worldwide workforce, by the end of 2008.

ITEM 1A. RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

     Our disclosure and analysis in this 2006 Form 10-K and in our 2006 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as“anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Government Regulation and Managed Care Trends

     U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations. In the U.S., many of our pharmaceutical products are subject to increasing pricing pressures. Such pressures may increase as the result of the 2003 Medicare Act due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, if the 2003 Medicare Act were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. In addition, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including the importation of prescription drugs that are marketed from outside the U.S. at prices that are regulated by the governments of various foreign countries.

     The prohibition on the use of federal funds for reimbursement of ED medications by the Medicaid program, which became effective January 1, 2006, and the similar federal funding prohibition for the

Medicare program, which became effective January 1, 2007, may adversely affect our business. Any prohibitions on the use of federal funds for reimbursement of other classes of drugs in the future may also have an adverse effect.

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

Generic Competition

     Competition from manufacturers of generic drugs is a major challenge for us around the world. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business. The U.S. basic patent for Zoloft expired in 2006 and will expire in 2007 for each of Norvasc and Zyrtec. Generic versions of Zoloft were launched in 2006 and we expect generic versions of Norvasc and Zyrtec to be launched in 2007. The U.S. basic patents on Camptosar and Inspra expire in 2008. Also, the patents covering several of our most important medicines, including Lipitor, Norvasc, Celebrex, Detrol and Caduet, are being challenged by generic manufacturers. In addition, our patent-protected products can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor began to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

     In 2006, the FDA approved a new branded somatropin product that will compete with Genotropin.

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

Dependence on Key In-Line and New Products

     We recorded product sales of more than $1 billion for each of nine pharmaceutical products in 2006: Lipitor, Norvasc, Zoloft, Lyrica, Celebrex, Viagra, Detrol/Detrol LA, Xalatan/Xalacom and Zyrtec. Those products accounted for 64% of our Pharmaceutical revenues in 2006. Lipitor sales in 2006 were approximately $12.9 billion, accounting for 28.6% of our total 2006 Pharmaceutical revenues. If these or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from existing competitive products, or if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines recently have expired or will expire this year or next year, and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products, including Lyrica, Exubera, Sutent, Chantix/ Champix and Eraxis.

Uncertainty Relating to COX-2 Medicines

     Our ability to increase Celebrex sales may be limited by the continuing concern about the safety of non-steroidal anti-inflammatory pain relievers.

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

Interest Rate and Foreign Exchange Risk

     46.6% of our total 2006 revenues were derived from international operations, including 29.3% from the Europe/Canada region and 12.3% from the Japan/Asia region. These international-based revenues as well as our substantial international assets expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management in our 2006 Financial Report. For additional details, see Note 9-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities — Foreign Exchange Risk, in our 2006 Financial Report. Those sections of our 2006 Financial Report are incorporated by reference.

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

Cost and Expense Control/Unusual Events

     Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of our Adapting to Scale multi-year productivity initiative, including the projected benefits of the broadening of this initiative over the next few years.

Changes in Laws and Accounting Standards

     Our future results could be adversely affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations), competition laws and environmental laws in the U.S. and other countries.

Terrorist Activity

     Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

Legal Proceedings

     We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, securities, environmental and tax litigations and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Business Development Activities

     We plan to enhance our pipeline through acquisitions, licensing and alliances (see Regulatory Environment and Pipeline Productivity under Overview of our Performance and Operating Environment in our 2006 Financial Report, which section is incorporated by reference). However, these enhancement plans are subject to the availability of appropriate opportunities and competition from other pharmaceutical companies that are seeking similar opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters and the headquarters of our Worldwide Pharmaceuticals and Animal Health businesses are located at our world headquarters, which includes several owned and leased buildings in New York City.

     For our Worldwide Pharmaceuticals business, we own and lease space around the world for sales and marketing, administrative support and customer service functions.

     Our Global Research and Development division is headquartered in owned facilities in New London, Connecticut and operates in 20 locations around the world, which includes the recent addition of strategic facilities in South San Francisco, California and Shanghai, China. Our primary pharmaceutical research and development operations are in owned and leased facilities located in Ann Arbor and Kalamazoo, Michigan; Cambridge, Massachusetts; La Jolla, California; Groton, Connecticut; St. Louis, Missouri; Sandwich, England, U.K.; Amboise, France; and Nagoya, Japan. More efficient use of our R&D facilities is a component of Pfizer’s productivity initiatives and the expansion of those initiatives announced January 22, 2007, in which the Company disclosed its plan to close research and development facilities in Ann Arbor, Esperion and Kalamazoo, Michigan and, subject to consultation with works councils and local labor laws, Amboise, France and Nagoya, Japan.

     We have veterinary medicine research and development operations in owned facilities in Henrietta and Richland Township, Michigan; Lincoln, Nebraska; and Sandwich, England, and in leased facilities in Melbourne, Australia.

     Our Global Manufacturing (PGM) division is headquartered in New York, N.Y. and in Peapack, N.J. and operates plants in 61 locations around the world that manufacture products for our Pharmaceutical and Animal Health businesses. Major facilities are located in Belgium, Brazil, China, France, Germany, Ireland, Italy, Japan, Mexico, Puerto Rico, Singapore, Sweden, the United Kingdom and the United States. The Global Manufacturing division also operates distribution facilities in major markets around the world. As part of Pfizer’s Adapting to Scale productivity initiatives, 16 of the manufacturing facilities are scheduled to be sold or closed in the next three years as Global Manufacturing continues to optimize its plant network. This includes a number of plants that were announced for closure in early 2007 as part of Pfizer’s streamlining initiatives. Studies are underway to further consolidate the distribution network.

     In general, our properties are well maintained, adequate and suitable for their purposes. See Note 11 to our consolidated financial statements, Property, Plant and Equipment, in our 2006 Financial Report, which discloses amounts invested in land, buildings and equipment, which is incorporated by reference. See also the discussion under Note 17 to our consolidated financial statements, Lease Commitments, in our 2006 Financial Report, which is also incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

     Certain legal proceedings in which we are involved are discussed in Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2006 Financial Report, which is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are set forth in this table. Each holds the offices indicated until his successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2007 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Jeffrey B. Kindler	51	Chairman of the Board and Chief Executive Officer

Richard H. Bagger	46	Our Senior Vice President, Worldwide Public Affairs and Policy,
		since August 2006. Since joining Pfizer in 1993, Mr. Bagger has
		held various positions of increasing responsibility in Pfizer’s
		Corporate Affairs Division. He was promoted to Vice President,
		Governmental Relations in 2002 and to Senior Vice President,
		Governmental Relations in 2003. He assumed additional
		responsibility for Public Affairs and Policy in 2005. Prior to joining
		Pfizer, he was Assistant General Counsel of Blue Cross and Blue
		Shield of New Jersey and previously practiced law with the firm of
		McCarter and English. Mr. Bagger also served in both houses of the
		New Jersey legislature.

Joseph M. Feczko	57	Our Senior Vice President and Chief Medical Officer, since
		August 2006. Dr. Feczko has held various positions of increasing
		responsibility in research and development and medical and
		regulatory operations. After four years as Medical Director at
		Glaxo’s Research & Development headquarters in London, Dr.
		Feczko returned to Pfizer in 1996 and was promoted to the position
		of Senior Vice President, Medical and Regulatory Operations for
		Global Pharmaceuticals. He was promoted to his position as Chief
		Medical Officer in 2002. Dr. Feczko, who is board-certified in
		Internal Medicine and a specialist in infectious diseases, joined us
		in 1982.

John L. LaMattina	56	Senior Vice President; President, Pfizer Research and Development

Ian C. Read	53	Senior Vice President; President, Worldwide Pharmaceutical
		Operations

David L. Shedlarz	59	Vice Chairman

Allen P. Waxman	44	Our Senior Vice President and General Counsel, since August 2006.
		Mr. Waxman joined Pfizer in 2003 as Senior Assistant General
		Counsel and Chief of Litigation. He was promoted to Associate
		General Counsel in 2005 and to General Counsel in 2006. Prior to
		joining Pfizer, Mr. Waxman was a partner at the law firm of
		Williams & Connolly, LLP in Washington D.C., since 1995, and
		during that same period he was an adjunct professor of law at
		Georgetown University Law Center.

     Information concerning Mr. Kindler, and for Messrs. LaMattina, Read and Shedlarz, is incorporated by reference from the discussion under the headings Nominees For Directors and Named Executive Officers Who Are Not Directors in our 2007 Proxy Statement.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Common Stock is the New York Stock Exchange. Our stock is also listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference Financial Data (Unaudited) in our 2006 Financial Report.

     This table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2006:

Issuer Purchases of Equity Securities(a)

				Approximate
		Average	Total Number of	Dollar Value of
		Price	Shares Purchased as	Shares that May
	Total Number of	Paid per	Part of Publicly	Yet Be Purchased
Period	Shares Purchased(b)	Share(b)	Announced Plan(a)	Under the Plan(a)

October 2, 2006
through
October 31, 2006	9,343,904	$27.32	9,333,000	$12,755,464,791

November 1, 2006
through
November 30, 2006	42,001,168	$26.77	41,984,005	$11,631,551,975

December 1, 2006
through
December 31, 2006	42,805,679	$25.88	42,652,581	$10,527,990,310

Total	94,150,751	$26.42	93,969,586

(a)	On June 23, 2005, Pfizer announced that the Board of Directors had authorized a $5 billion share- purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, Pfizer announced that the Board of Directors increased the 2005 Stock Purchase Plan authorization from $5 billion to $18 billion.

(b)	In addition to purchases under the 2005 Stock Purchase Plan, this column reflects the following transactions during the fiscal fourth quarter of 2006: (i) the deemed surrender to Pfizer of 27,306 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 74,164 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 79,695 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from the Financial Summary in our 2006 Financial Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the Financial Review section of our 2006 Financial Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2006 Financial Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2006 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2006 Financial Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2006 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our 2006 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our 2007 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2007 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct in our 2007 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference from the discussion under the heading Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders in our 2007 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Experts in our 2007 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2006 Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information about Director and executive compensation is incorporated by reference from the discussion under the headings: 2006 Compensation of Non-Employee Directors, Executive Compensation, Compensation Committee Interlocks and Insider Participation in our 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership of Officers and Directors and Certain Beneficial Owners and Equity Compensation Plan Information in our 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Person Transactions in our 2007 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about the fees for professional services rendered by our independent auditors in 2006 and 2005 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our 2007 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2 of our 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting fim and supplementary data from our 2006 Financial Report are incorporated by reference into Item 8 of Part II of this 2006 Form 10-K:

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

     15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Margaret M. Foran, Senior Vice President-Corporate Governance, Associate General Counsel and Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2006 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(27) are management contracts or compensatory plans or arrangements.

2	Agreement and Plan of Merger dated as of July 13, 2002 among Pfizer Inc., Pilsner Acquisition Sub Corp. and Pharmacia Corporation is incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-4 as filed with the SEC on October 17, 2002.[1]

3(1)	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004.

3(2)	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended July 2, 2006.

3(3)	Our By-laws as amended February 24, 2005, are incorporated by reference from our 2004 10-K report.

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001.

4(2)	Except as set forth in Exhibit 4(1) above, the instruments defining the rights of holders of long- term debt securities of the Company and its subsidiaries have been omitted. [2]

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

[1]	We agree to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.

[2]	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(2)	Pfizer Inc. 2004 Stock Plan is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(4)	Form of Restricted Stock Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(5)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(6)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.

10(7)	Pfizer Retirement Annuity Plan, as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.

10(8)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(9)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of February 1, 2002, is incorporated by reference from our 2002 10-K report.

10(10)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(11)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.

10(12)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(13)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(14)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(15)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(16)	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(17)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended effective March 1, 2006, incorporated by reference from our 2005 10-K report.

10(18)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(19)	The form of change-of-control/severance agreement with each of the Named Executive Officers identified in our 2007 Proxy Statement is incorporated by reference from our 1994 10-K report.

10(20)	The form of Amendment, dated as of February 23, 2006, to change of control/severance agreements with Messrs. Kindler, LaMattina and Shedlarz is incorporated by reference from our 2005 10-K report.

*10(21)	The form of Amendment, dated as of February 22, 2007, to change of control/severance agreements with Messrs. Kindler, LaMattina and Shedlarz.

*10(22)	The form of Amendment, dated as of February 22, 2007, to change of control/severance agreements with Messrs. Levin and Read.

10(23)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(24)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2007 Proxy Statement is incorporated by reference from our 1997 10-K report.

10(25)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr. , is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(26)	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2001.

10(27)	Agreement, dated as of December 18, 2006, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on December 21, 2006.

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2006 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed. ”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
Dated: February 27, 2007	By:	/s/ Margaret M. Foran

Margaret M. Foran,
Senior Vice President-Corporate
Governance, Associate General Counsel
and Corporate Secretary

     We, the undersigned directors and officers of Pfizer Inc., hereby severally constitute Margaret M. Foran and Allen P. Waxman, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jeffrey B. Kindler	Chairman of the Board and	February 27, 2007
Jeffrey B. Kindler	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Alan G. Levin	Senior Vice President and	February 27, 2007
Alan G. Levin	Chief Financial Officer
(Principal Financial Officer)

/s/ Loretta V. Cangialosi	Vice President - Controller	February 27, 2007
Loretta V. Cangialosi	(Principal Accounting Officer)

/s/ Dennis A. Ausiello	Director	February 27, 2007
Dennis A. Ausiello

/s/ Michael S. Brown	Director	February 27, 2007
Michael S. Brown

/s/ M. Anthony Burns	Director	February 27, 2007
M. Anthony Burns

/s/ Robert N. Burt	Director	February 27, 2007
Robert N. Burt

/s/ W. Don Cornwell	Director	February 27, 2007
W. Don Cornwell

/s/ William H. Gray III	Director	February 27, 2007
William H. Gray III

/s/ Constance J. Horner	Director	February 27, 2007
Constance J. Horner

/s/ William R. Howell	Director	February 27, 2007
William R. Howell

/s/ Stanley O. Ikenberry	Director	February 27, 2007
Stanley O. Ikenberry

/s/George A. Lorch	Director	February 27, 2007
George A. Lorch

/s/ Henry A. McKinnell	Director	February 27, 2007
Henry A. McKinnell

/s/Dana G. Mead	Director	February 27, 2007
Dana G. Mead

/s/ Ruth J. Simmons	Director	February 27, 2007
Ruth J. Simmons

/s/ William C. Steere, Jr.	Director	February 27, 2007
William C. Steere, Jr.