Form 10-Q
period 2007-04-01
PFIZER INC
filed 2007-05-04
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

YES                    NO     X

At May 1, 2007, 7,018,262,990 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
April 1, 2007

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements

Condensed Consolidated Statements of Income for the three months ended April 1, 2007, and April 2, 2006	3

Condensed Consolidated Balance Sheets as of April 1, 2007, and December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2007, and April 2, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	17

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.
Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	43

Item 1A.
Risk Factors	46

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.
Defaults Upon Senior Securities	46

Item 4.
Submission of Matters to a Vote of Security Holders	47

Item 5.
Other Information	48

Item 6.
Exhibits	48

Signature	49

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(millions, except per common share data)	April 1, 2007	April 2, 2006

Revenues	$12,474	$11,747

Costs and expenses:
Cost of sales(a)	1,887	1,671
Selling, informational and administrative expenses(a)	3,361	3,395
Research and development expenses(a)	1,665	1,543
Amortization of intangible assets	815	825
Acquisition-related in-process research and development charges	283	--
Restructuring charges and acquisition-related costs	812	299
Other (income)/deductions - net	(402)	(256)

Income from continuing operations before provision for taxes on income and minority interests	4,053	4,270

Provision for taxes on income	689	262

Minority interests	3	2

Income from continuing operations	3,361	4,006

Discontinued operations:
Income from discontinued operations - net of tax	--	102
Gains on sales of discontinued operations - net of tax	31	3

Discontinued operations - net of tax	31	105

Net income	$3,392	$4,111

Earnings per common share - basic:
Income from continuing operations	$0.48	$0.55
Discontinued operations - net of tax	--	0.01
Net income	$0.48	$0.56

Earnings per common share - diluted:
Income from continuing operations	$0.48	$0.55
Discontinued operations - net of tax	--	0.01
Net income	$0.48	$0.56

Weighted-average shares used to calculate earnings per common share:
Basic	7,051	7,314

Diluted	7,075	7,348

Cash dividends paid per common share	$0.29	$0.24

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 10B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	April 1, 2007*	Dec. 31, 2006**
ASSETS
Cash and cash equivalents	$2,492	$1,827
Short-term investments	19,978	25,886
Accounts receivable, less allowance for doubtful accounts	10,455	9,392
Short-term loans	462	514
Inventories	5,694	6,111
Prepaid expenses and taxes	3,231	3,157
Assets of discontinued operations and other assets held for sale	25	62
Total current assets	42,337	46,949
Long-term investments and loans	4,817	3,892
Property, plant and equipment, less accumulated depreciation	16,481	16,632
Goodwill	20,911	20,876
Identifiable intangible assets, less accumulated amortization	23,501	24,350
Other assets, deferred taxes and deferred charges	2,436	2,138
Total assets	$110,483	$114,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings, including current portion of long-term debt	$2,638	$2,434
Accounts payable	2,037	2,019
Dividends payable	2	2,055
Income taxes payable	533	6,466
Accrued compensation and related items	1,679	1,903
Other current liabilities	6,412	6,510
Liabilities of discontinued operations and other liabilities held for sale	--	2
Total current liabilities	13,301	21,389

Long-term debt	4,771	5,546
Pension benefit obligations	3,387	3,632
Postretirement benefit obligations	1,967	1,970
Deferred taxes	7,363	8,015
Other taxes payable	4,568	--
Other noncurrent liabilities	2,638	2,927
Total liabilities	37,995	43,479

Shareholders' Equity
Preferred stock	124	141
Common stock	441	441
Additional paid-in capital	69,209	69,104
Employee benefit trust, at fair value	(583)	(788)
Treasury stock	(49,255)	(46,740)
Retained earnings	53,063	49,669
Accumulated other comprehensive income	(511)	(469)

Total shareholders' equity	72,488	71,358
Total liabilities and shareholders' equity	$110,483	$114,837

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 1, 2007	April 2, 2006

Operating Activities:
Net income	$3,392	$4,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,271	1,351
Share-based compensation expense	141	172
Acquisition-related in-process research and development charges	283	--
Gains on disposal of investments, products and product lines	(10)	(77)
Income from discontinued operations	--	155
Gains on sales of discontinued operations	(40)	(5)
Deferred taxes from continuing operations	(268)	(309)
Other deferred taxes	--	(5)
Other non-cash adjustments	61	26
Changes in assets and liabilities (net of businesses acquired and divested)	(3,587)	(1,458)

Net cash provided by operating activities	1,243	3,961

Investing Activities:
Purchases of property, plant and equipment	(329)	(418)
Purchases of short-term investments	(5,617)	(2,735)
Proceeds from redemptions of short-term investments	11,819	10,438
Purchases of long-term investments	(1,158)	(216)
Proceeds from redemptions of long-term investments	5	4
Purchases of other assets	(2)	(35)
Proceeds from sales of other assets	--	3
Proceeds from the sales of businesses, products and product lines	7	7
Acquisitions, net of cash acquired	(463)	(1,440)
Other investing activities	9	(177)

Net cash provided by investing activities	4,271	5,431

Financing Activities:
Increase in short-term borrowings, net	162	826
Principal payments on short-term borrowings	(729)	(8,056)
Proceeds from issuances of long-term debt	19	1,035
Principal payments on long-term debt	(58)	(1)
Purchases of common stock	(2,500)	(1,000)
Cash dividends paid	(2,032)	(1,743)
Stock option transactions and other	290	173

Net cash used in financing activities	(4,848)	(8,766)
Effect of exchange-rate changes on cash and cash equivalents	(1)	(4)
Net increase/(decrease) in cash and cash equivalents	665	622
Cash and cash equivalents at beginning of period	1,827	2,247

Cash and cash equivalents at end of period	$2,492	$2,869

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$2,424	$640
Interest	170	213

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 25, 2007, and February 26, 2006.

We made certain reclassifications to the 2006 condensed consolidated financial statements to conform to the 2007 presentation. These reclassifications are primarily related to discontinued operations (see Note 4. Discontinued Operations).

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2.  Adoption of New Accounting Policy

As of January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, and changed our policy related to the accounting for income tax contingencies. To understand the cumulative effect of this accounting change, see Note 6A. Taxes on Income: Adoption of New Accounting Standard.

We continue to account for income tax contingencies using a benefit recognition model. Beginning January 1, 2007, if we consider that a tax position is 'more likely than not' of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and we often obtain assistance from external advisors.

Under the benefit recognition model, if our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit if there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; if the statute of limitations expires; or if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

Uncertain tax positions, represented by liabilities on our balance sheet, are now classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, continue to be recorded in Provision for taxes on income and are classified on the balance sheet with the related tax liability.

Historically, our policy had been to account for income tax contingencies based on whether we determined our tax position to be 'probable' under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. In addition, we previously considered all tax liabilities as current once the associated tax year was under audit.

Note 3.  Acquisitions

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp., a privately held biopharmaceutical company with a number of diabetes candidates and a novel technology platform for developing new protein drug candidates, and Embrex, Inc., an animal health company that possesses a unique vaccine delivery system known as Inovoject, which enables baby chicks to be vaccinated while inside their eggs. In connection with these and other small acquisitions, we recorded $283 million in Acquisition-related in-process research and development charges.

On February 28, 2006, we completed the acquisition of the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). In 2006, in connection with the acquisition, as part of our final purchase price allocation, we recorded $1.0 billion of developed technology rights, $218 million of inventory and $166 million of Goodwill, all of which have been allocated to our Pharmaceutical segment. The amortization of the developed technology rights is primarily included in Cost of sales. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

Note 4.  Discontinued Operations

The following amounts, primarily related to our Consumer Healthcare business which was sold in December 2006 for $16.6 billion, have been segregated from continuing operations and included in Discontinued operations - net of tax in the condensed consolidated statements of income:

	First Quarter
(in millions)	April 1, 2007	April 2, 2006

Revenues	$--	$919

Pre-tax income	$--	$155
Provision for taxes on income	--	(53)
Income from operations of discontinued businesses - net of tax	--	102
Pre-tax gains on sales of discontinued businesses	40	5
Provision for taxes on gains	(9)	(2)
Gains on sales of discontinued operations - net of tax	31	3
Discontinued operations - net of tax	$31	$105

For a period of time, we will continue to generate cash flows and to report income statement activity in continuing operations that are associated with our former Consumer Healthcare business. The activities that give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations to the new owner. Included in continuing operations for the first quarter of 2007 are the following amounts associated with these transition service agreements that will no longer occur after the full transfer of activities to the new owner: Revenues ($44 million), Cost of sales ($35 million), Selling, informational and administrative expense ($2 million) and Other (income)/deduction-net ($2 million income).

Note 5.  Adapting to Scale Productivity Initiative

We incurred the following costs in connection with our Adapting to Scale (AtS) productivity initiative, which was launched in early 2005 and broadened in October 2006:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006

Implementation costs(a)	$174	$185
Restructuring charges(b)	795	294
Total AtS costs	$969	$479

(a)

For the first quarter of 2007, included in Cost of sales ($94 million), Selling, informational and administrative expenses ($49 million), and Research and development expenses ($31 million). For the first quarter of 2006, included in Cost of sales ($124 million), Selling, informational and administrative expenses ($39 million) and Research and development expenses ($22 million).

(b)	Included in Restructuring charges and acquisition-related costs.

Through April 1, 2007, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our U.S. marketing and worldwide research and development operations, while the implementation costs primarily relate to system and process standardization, as well as the expansion of shared services.

The components of restructuring charges associated with AtS follow:

(millions of dollars)	Costs Incurred Through April 1, 2007	Utilization Through April 1, 2007	Accrual as of April 1, 2007	(a)

Employee termination costs	$1,843	$1,154	$689
Asset impairments	513	513	-
Other	173	107	66
Total	$2,529	$1,774	$755

(a)	Included in Other current liabilities and Other noncurrent liabilities.

During the first quarter of 2007, we expensed $731 million for Employee termination costs, $23 million for Asset impairments and $41 million in Other. Through April 1, 2007, Employee termination costs represent the expected reduction of the workforce by 13,568 employees, mainly in research, manufacturing and sales. Approximately 8,510 employees were terminated as of April 1, 2007. Employee termination costs include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 6.  Taxes on Income

A.  Adoption of New Accounting Standard

As of January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. See Note 2. Adoption of New Accounting Policy, for a full description of our accounting policy related to the accounting for income tax contingencies. As a result of the implementation of FIN 48, we reduced our existing liabilities for uncertain tax positions by approximately $11 million, which has been recorded as a direct adjustment to the opening balance of Retained earnings, and changed the classification of virtually all uncertain tax positions, including the associated accrued interest, from current to noncurrent.

B.  Taxes on Income

On January 23, 2006, the Internal Revenue Service (IRS) issued final regulations on Statutory Mergers and Consolidations, which impacted certain prior-period transactions. In the first quarter of 2006, we recorded a tax benefit of $217 million, reflecting the total impact of these regulations.

On January 25, 2006, we were notified by the IRS Appeals Division that a resolution had been reached on the matter that we were in the process of appealing related to the tax deductibility of an acquisition-related breakup fee paid by Warner-Lambert Company in 2000. As a result, in the first quarter of 2006, we recorded a tax benefit of approximately $441 million related to the resolution of this issue.

Provision for taxes on income includes approximately $43 million and $36 million for accrued interest, net of expected tax benefits, in the first quarters of 2007 and 2006.

As of April 1, 2007, we intend to permanently reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on unremitted earnings.

C.  Tax Contingencies

We are subject to income tax in many jurisdictions and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. For a description of our accounting policy associated with accounting for income tax contingencies, see Note 2. Adoption of New Accounting Policy. All of our tax positions are subject to audit by the local taxing authorities in each tax jurisdiction. Tax audits can involve complex issues and the resolution of issues may span multiple years, particularly if subject to negotiation or litigation.

The United States is one of our major tax jurisdictions and the IRS is currently conducting audits of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005, 2006 and 2007 tax years are also currently under audit as part of the IRS Compliance Assurance Process (CAP), a real-time audit process. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations. With respect to Pharmacia Corporation, the IRS is currently conducting an audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). Although the U.S. audits for Pharmacia Corporation for all previous years have been closed, tax years 2000 through 2002 are still open under the statute of limitations. In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2006), Japan (2004-2006), Europe (1996-2006, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany), and Puerto Rico (2002-2006).

We regularly reevaluate our tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would reduce the technical merits of the position to below more likely than not. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates are not representative of actual outcomes, our results could be materially impacted.

Unrecognized tax benefits, represented by liabilities on our balance sheet and all subject to audit, arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. Included with the associated liability is gross accrued interest of approximately $850 million as of April 1, 2007, and $780 million, as of January 1, 2007, upon adoption of FIN 48. Accrued penalties are not significant. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

If our estimates of unrecognized tax benefits are not representative of actual outcomes, our financial statements could be materially affected in the period of settlement as we treat settlements as discrete items in the period of resolution. Based on the protocol of finalizing audits by the relevant taxing authorities, which could include formal administrative and legal proceedings, it is not possible to estimate the range of reasonably possible change in uncertain tax positions within the next 12 months. However, any settlements would likely result in a significant decrease in our uncertain tax positions.

Note 7.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006

Net income	$3,392	$4,111
Other comprehensive income/(expense):
Currency translation adjustment and other	(128)	310
Net unrealized gains/(losses) on derivative financial instruments	9	71
Net unrealized gains/(losses) on available-for-sale securities	(4)	3
Benefit plan adjustments	81	(12)
Total other comprehensive income/(expense)	(42)	372
Total comprehensive income	$3,350	$4,483

Note 8.  Financial Instruments

A.  Long-Term Debt

In March 2007, we filed a new securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic shelf registration process available to well-known seasoned issuers and is effective for three years. We can issue securities of various types under that registration statement at any time, but subject to indebtedness limitations established from time to time by our Board of Directors.

B.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the first quarter of 2007.

Foreign Exchange Risk

During the first quarter of 2007, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of April 1, 2007 (millions of dollars)	Maturity Date
Forward	Prepaid		CF		Yen available-for-sale investments	$ 1,607	2007
Forward	OCL		--		Short-term foreign currency assets and liabilities(d)	1,385	2007
Forward	Prepaid		CF		Swedish available-for-sale investments	565	2007
Forward	OCL		CF		Euro available-for-sale investments	459	2007

(a)	Forward = Forward-exchange contracts.
(b)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge foreign exchange risk. The abbreviations used are defined as follows: Prepaid = Prepaid expenses and taxes and OCL = Other current liabilities.

(c)	CF = Cash flow hedge.
(d)

Forward-exchange contracts used to offset short-term foreign currency assets and liabilities are primarily for intercompany transactions in euros, Japanese yen, U.K. pounds, Canadian dollars and Australian dollars.

These foreign-exchange instruments serve to protect us against the impact of the translation into U.S. dollars of certain foreign exchange denominated transactions.

Interest Rate Risk

During the first quarter of 2007, we entered into the following new hedging activities:

Instrument	Primary Balance Sheet Caption	(a)	Hedge Type	(b)	Hedged Item	Notional Amount as of April 1, 2007 (millions of dollars)	Maturity Date
Swaps	ONCL		CF		Available-for-sale investments	$ 646	2009

(a)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge interest rate risk. The abbreviation used is defined as follows: ONCL = Other noncurrent liabilities.

(b)	CF = Cash flow hedge.

The interest rate instruments serve to hedge the variable interest rates on the hedged item, matching the amount and timing of the hedged item.

Note 9.  Inventories

The components of inventories follow:

(millions of dollars)	April 1, 2007	Dec. 31, 2006

Finished goods	$1,793	$1,651
Work-in-process	2,766	3,198
Raw materials and supplies	1,135	1,262
Total inventories	$5,694	$6,111

Note 10.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the quarter ended April 1, 2007, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2006	$20,798	$61	$17	$20,876
Additions(a)	--	33	--	33
Other(b)	2	--	--	2
Balance, April 1, 2007	$20,800	$94	$17	$20,911

(a)	Primarily related to Embrex, Inc.
(b)	Includes adjustments for certain purchase accounting liabilities and the impact of foreign exchange.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	April 1, 2007		Dec. 31, 2006
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed technology rights	$32,712	$(13,199)	$32,769	$(12,423)
Brands	1,016	(425)	888	(417)
License agreements	189	(46)	189	(41)
Trademarks	114	(73)	113	(73)
Other(a)	511	(274)	508	(266)
Total amortized finite-lived intangible assets	34,542	(14,017)	34,467	(13,220)
Indefinite-lived intangible assets:
Brands	2,864	--	2,991	--
Trademarks	77	--	77	--
Other(b)	35	--	35	--
Total indefinite-lived intangible assets	2,976	--	3,103	--
Total identifiable intangible assets	$37,518	$(14,017)	$37,570	$(13,220)

Total identifiable intangible assets, less accumulated amortization	$23,501	$24,350

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $856 million and $855 million for the first quarters of 2007 and 2006.

The expected annual amortization expense is $3.3 billion in 2007; $2.7 billion in 2008; $2.5 billion in each of 2009, 2010 and 2011; and $2.2 billion in 2012.

Note 11.  Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the first quarters of 2007 and 2006, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$77	$94	$7	$11	$73	$74	$11	$12
Interest cost	123	112	14	15	86	74	34	32
Expected return on plan assets	(190)	(161)	--	--	(94)	(77)	(9)	(8)
Amortization of:
Actuarial losses	20	31	12	11	24	26	12	9
Prior service costs/(credits)	3	2	(1)	--	--	--	--	--
Curtailments and settlements - net	9	4	7	(1)	(100)	2	2	3
Special termination benefits	3	6	--	--	3	4	4	3
Less: amounts included in discontinued operations	--	(4)	--	--	--	(4)	--	(1)
Net periodic benefit costs	$45	$84	$39	$36	$(8)	$99	$54	$50

Japanese pension regulations permit employers with certain pension obligations to separate the social security benefits portion of those obligations and transfer it, along with related plan assets, to the Japanese government. During the first quarter of 2007, our Japanese affiliate completed this transfer and effectively received a subsidy from the Japanese government of approximately $168 million. This subsidy was the result of the transfer of pension obligations of approximately $309 million (excluding the effect of any future salary increases of approximately $9 million) along with related plan assets of approximately $141 million. This transfer resulted in a settlement gain of approximately $106 million.

For the first quarter of 2007, we contributed from our general assets $1 million to our U.S. qualified pension plans, $41 million to our U.S. supplemental (non-qualified) pension plans, $149 million to our international pension plans and $44 million to our postretirement plans.

During 2007, we expect to contribute, from our general assets, a total of $4 million to our U.S. qualified pension plans, $69 million to our U.S. supplemental (non-qualified) pension plans, $424 million to our international pension plans and $168 million to our postretirement plans. Contributions expected to be made for 2007 are inclusive of amounts contributed during the first quarter of 2007. The contributions from our general assets include direct employer benefit payments.

Note 12.  Share-Based Payments

We make our major annual grant of stock options, restricted stock units and performance share awards in the first quarter of each year. Net income in the first quarters of 2007 and 2006 included the following share-based expense and the associated tax benefit:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006
Stock option expense	$103	$120
Restricted stock unit expense	54	40
Performance share awards and performance-contingent share awards expense	(16)	12
Share-based payment expense	141	172
Tax benefit for share-based compensation expense	(41)	(48)
Share-based payment expense, net of tax	$100	$124

Amounts capitalized as part of inventory cost were not significant. In the quarters ended April 1, 2007, and April 2, 2006, the impact of modifications under the AtS productivity initiative to share-based awards was not significant. Generally, these modifications resulted in an acceleration of vesting, either in accordance with plan terms or at management's discretion.

Note 13.  Earnings Per Common Share

Basic and diluted EPS were computed using the following common share data:

	First Quarter
(millions)	April 1, 2007	April 2, 2006

EPS Numerator - Basic:
Income from continuing operations	$3,361	$4,006
Less: Preferred stock dividends - net of tax	1	1
Income available to common shareholders from continuing operations	3,360	4,005
Discontinued operations - net of tax	31	105
Net income available to common shareholders	$3,391	$4,110

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	7,051	7,314

EPS Numerator - Diluted:
Income from continuing operations	$3,361	$4,006
Less: ESOP contribution - net of tax	1	1
Income available to common shareholders from continuing operations	3,360	4,005
Discontinued operations - net of tax	31	105
Net income available to common shareholders	$3,391	$4,110

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	7,051	7,314
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	24	34
Weighted-average number of common shares outstanding and common share equivalents	7,075	7,348

Stock options and stock issuable under employee compensation plans representing equivalents of 522 million shares and 617 million shares of common stock during the first quarters of 2007 and 2006 had exercise prices greater than the average market price of our common stock. These common stock equivalents were outstanding during the first quarters of 2007 and 2006, but were not included in the computation of diluted earnings per common share for those periods because their inclusion would have had an anti-dilutive effect.

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

Note 14.  Segment Information

We operate in the following business segments:

Pharmaceutical

•

The Pharmaceutical segment includes products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease, endocrine disorders and allergies.

Animal Health

•	The Animal Health segment includes products that prevent and treat diseases in livestock and companion animals.

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs, costs related to our AtS productivity initiative and transition activity associated with our former Consumer Healthcare business, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

Revenues and profit/(loss) by segment for the first quarters of 2007 and 2006, follow:

	First Quarter
(millions of dollars)	April 1, 2007		April 2, 2006

Revenues:
Pharmaceutical	$11,581		$11,017
Animal Health	586		511
Corporate/Other(a)	307		219
Total revenues	$12,474		$11,747

Segment profit/(loss)(b)
Pharmaceutical	$6,480		$5,954
Animal Health	137		109
Corporate/Other(a)	(2,564)	(c)	(1,793)	(d)
Total profit/(loss)	$4,053		$4,270

(a)

Corporate/Other includes our gelatin capsules business, our contract manufacturing business and a bulk pharmaceutical chemicals business, and transition activity associated with our former Consumer Healthcare business (sold in December 2006). Corporate/Other also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based and all share-based compensation expenses, significant impacts of purchase accounting for acquisitions, certain milestone payments, acquisition-related costs, intangible asset impairments and costs related to our AtS productivity initiative.

(b)

Segment profit/(loss) equals income from continuing operations before provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs, costs related to our AtS productivity initiative and transition activity associated with our former Consumer Healthcare business, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

(c)

For the first quarter of 2007, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $1.1 billion, including acquired in-process research and development, intangible asset amortization and other charges, (ii) acquisition-related costs of $17 million, (iii) restructuring charges and implementation costs associated with the AtS productivity initiative of $969 million, (iv) all share-based compensation expense, and (v) transition activity associated with our former Consumer Healthcare business ($9 million income).

(d)

For the first quarter of 2006, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $810 million, including intangible asset amortization and other charges, (ii) acquisition-related costs of $5 million, (iii) restructuring charges and implementation costs associated with the AtS productivity initiative of $479 million, (iv) gains on disposals of investments and other of $51 million and (v) a research and development milestone due to us from sanofi-aventis of approximately $118 million.

Revenues for each group of similar products follow:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$5,155	$4,748	9%
Central nervous system disorders	1,245	1,644	(24)
Arthritis and pain	749	641	17
Infectious and respiratory diseases	913	937	(3)
Urology	751	663	13
Oncology	595	470	27
Ophthalmology	366	337	9
Endocrine disorders	245	246	(0)
All other	1,164	1,007	16
Alliance revenues	398	324	23
Total Pharmaceutical	11,581	11,017	5
ANIMAL HEALTH	586	511	15
OTHER	307	219	40
Total revenues	$12,474	$11,747	6

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of April 1, 2007, the related condensed consolidated statements of income for the three-month periods ended April 1, 2007 and April 2, 2006, and the related condensed consolidated statements of cash flows for the three-month periods ended April 1, 2007 and April 2, 2006. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of December 31, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 4, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Our Performance and Operating Environment. This section, beginning on page 20, provides information about the following: our business; our first-quarter 2007 performance; our response to recent challenges and opportunities in our operating environment; our strategic initiatives, such as acquisitions; and our productivity and cost savings program.

•	Revenues. This section, beginning on page 22, provides an analysis of our products and revenues for the first quarters of 2007 and 2006, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 31, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, beginning on page 32, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 33, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 37, provides an analysis of our balance sheets as of  April 1, 2007, and December 31, 2006, and cash flows for the first quarters of 2007 and  2006, as well as a discussion of our outstanding debt and commitments that existed as of April 1, 2007, and December 31, 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	Outlook. This section, beginning on page 40, provides a discussion of our expectations for full-year 2007 and 2008.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 41, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations and business plans and prospects. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statement of Income follow:

	First Quarter
(millions of dollars, except per common share data)	April 1, 2007	April 2, 2006	% Change

Revenues	$12,474	$11,747	6%

Cost of sales	1,887	1,671	13
% of revenues	15.1%	14.2%

Selling, informational and administrative expenses	3,361	3,395	(1)
% of revenues	26.9%	28.9%

Research and development expenses	1,665	1,543	8
% of revenues	13.3%	13.1%

Amortization of intangible assets	815	825	(1)
% of revenues	6.5%	7.0%

Acquisition-related in-process research and development charges	283	--	*
% of revenues	2.3%	*

Restructuring charges and acquisition-related costs	812	299	172
% of revenues	6.5%	2.5%

Other (income)/deductions - net	(402)	(256)	56

Income from continuing operations before provision for taxes on income and minority interests	4,053	4,270	(5)
% of revenues	32.5%	36.3%

Provision for taxes on income	689	262	163

Effective tax rate	17.0%	6.1%

Minority interests	3	2	28

Income from continuing operations	3,361	4,006	(16)
% of revenues	26.9%	34.1%

Discontinued operations - net of tax	31	105	(70)

Net income	$3,392	$4,111	(18)
% of revenues	27.2%	35.0%

Earnings per common share - basic:
Income from continuing operations	$0.48	$0.55	(13)
Discontinued operations - net of tax	--	0.01	*
Net income	$0.48	$0.56	(14)

Earnings per common share - diluted:
Income from continuing operations	$0.48	$0.55	(13)
Discontinued operations - net of tax	--	0.01	*
Net income	$0.48	$0.56	(14)

Cash dividends paid per common share	$0.29	$0.24

* Calculation not meaningful

OVERVIEW OF OUR PERFORMANCE AND OPERATING ENVIRONMENT

Our Business

We are a global, research-based company that is dedicated to better health and greater access to healthcare for people and their valued animals. Our purpose is to help people live longer, healthier, happier and more productive lives. Our efforts in support of that purpose include the discovery, development, manufacture and marketing of breakthrough medicines; the exploration of ideas that advance the frontiers of science and medicine; and the support of programs dedicated to illness prevention, health and wellness, and increased access to quality healthcare. Our value proposition is to demonstrate that our medicines can effectively treat disease, including the associated symptoms and suffering, and can form the basis for an overall improvement in healthcare systems and their related costs. This improvement can be achieved by increasing effective prevention and treatment and by reducing the need for hospitalization. Our revenues are derived from the sale of our products, as well as through alliance agreements, under which we co-promote products discovered by other companies.

Our First-Quarter 2007 Performance

Revenues in the first quarter of 2007 increased 6% to $12.5 billion compared to the same period in 2006, despite U.S. revenue reductions for products that recently lost U.S. exclusivity, such as Norvasc (down $115 million), Zoloft (down $615 million) and Zithromax (down $112 million). Revenues benefited from favorable foreign exchange impacts of about $269 million and lower rebates of approximately $144 million, reflecting the continued impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act), effective as of January 1, 2006, changes in product mix and the impact of our contracting strategies with both government and non-government entities. Our results demonstrate the continuing solid aggregate performance in the balance of our broad portfolio of patent-protected medicines, such as Lipitor (up 8%), Celebrex (up 22%), Lyrica (up 106%), Geodon/Zeldox (up 18%), Caduet (up 89%), Detrol (up 17%), Zyvox (up 39%), Vfend (up 26%), Viagra (up 11%), Zyrtec (up 10%), and Aromasin (up 33%). We have also recognized an aggregate year-over-year increase in revenues from new products launched in 2005 and 2006 of approximately $456 million for the first quarter of 2007 and are advancing a number of internally developed, in-licensed, co-promoted and acquired product candidates. (See further discussion in the "Revenues - Pharmaceutical Revenues" section of this MD&A.)

Income from continuing operations was $3.4 billion compared to $4.0 billion in 2006. The decrease was primarily due to higher restructuring costs associated with our productivity initiatives in 2007 and the absence of one-time tax benefits occurring in 2006. (See further discussion in the "Cost and Expenses" and "Provision for Taxes on Income" sections of this MD&A.) Net income includes Discontinued Operations - net of tax and was $3.4 billion compared to $4.1 billion in 2006.

Discontinued Operations - net of tax primarily related to our former Consumer Healthcare business, which was sold in December 2006. For a period of time, we will continue to generate cash flows and to report income statement activity in continuing operations that are associated with our former Consumer Healthcare business. The activities that give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations to the new owner. Included in continuing operations for the first quarter of 2007 are the following amounts associated with these transition service agreements that will no longer occur after the full transfer of activities to the new owner: Revenues ($44 million), Cost of sales ($35 million), Selling, informational and administrative expense ($2 million) and Other (income)/deduction-net ($2 million income). (See Notes to the Condensed Consolidated Financial Statements-Note 4. Discontinued Operations.)

In the first quarter of 2007, we acquired Embrex, Inc. and BioRexis Pharmaceutical Corp. (See further discussion in the "Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations" section of this MD&A.)

We have also made progress with our Adapting to Scale (AtS) productivity initiative, which is a broad-based, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the "Our Productivity and Cost Savings Program" section of this MD&A.) (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

Our Operating Environment and Response to Key Opportunities and Challenges

We and our industry continue to face significant challenges in a profoundly changing business environment, as explained more fully in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2006. Such industry-wide factors, including pricing and access, intellectual property rights, product competition, the regulatory environment, pipeline productivity and the changing business environment, can significantly impact our businesses. We are taking steps to fundamentally change the way we run our business to meet these challenges, as well as to take advantage of the diverse and attractive opportunities that we see in the marketplace.

Generic competition has significant impacts on our business. We lost U.S. exclusivity for Zithromax in November 2005 and for Zoloft in June 2006. Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and generic simvastatin (Zocor) in June 2006, in addition to other competitive pressures. In the U.S., the volume of patients who switched from Lipitor to generic simvastatin following the entry of multiple generics was slightly greater than we had predicted, particularly in the managed-care environment. In the first quarter of 2007, we were disappointed by the outcome of two court decisions concerning our rights to Norvasc in the U.S. and Lipitor in Canada. We face the loss of U.S. exclusivity for Zyrtec later in 2007 and Camptosar in 2008. (See further discussion in the "Revenues - Pharmaceutical - Selected Product Descriptions" section of this MD&A.)

•

In the U.S., an appellate court decision that was contrary to three previous trial court rulings in Pfizer's favor led to the loss of exclusivity for Norvasc in the first quarter of 2007, six months earlier than expected. Although we strongly disagreed with this court decision, we responded immediately to mitigate losses by launching our own generic version of Norvasc. In addition, we continue to pursue all available legal remedies to seek to protect Norvasc through the six-month pediatric exclusivity period that expires in September 2007.

•	In Canada, a lower-court decision against Pfizer has created uncertainty regarding Lipitor's patent protection in Canada. We have appealed that decision.

We will continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate.

(See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to patent litigation.)

These and other industry-wide factors that may affect our business should be considered along with the information presented in the "Forward-Looking Information and Factors that May Affect Future Results" section of this MD&A.

Our Strategic Initiatives - Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our own new-product pipeline, as well as through licensing, co-promotion agreements and acquisitions. Our business development strategy targets a number of growth opportunities, including biologics, oncology, Alzheimer's disease, cardiovascular disease, vaccines and other products and services that seek to provide innovative healthcare solutions.

•

In April 2007, we agreed with OSI Pharmaceuticals, Inc. (OSI) to terminate a 2002 collaboration agreement to co-promote Macugen, for the treatment of age-related macular degeneration, in the U.S. We also agreed to amend and restate a 2002 license agreement for Macugen, and to return to OSI all rights to develop and commercialize Macugen in the U.S. In return, OSI granted us an exclusive right to develop and commercialize Macugen in the rest of the world.

•

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp., a privately held biopharmaceutical company with a number of diabetes candidates and a novel technology platform for developing new protein drug candidates and Embrex, Inc., an animal health company that possesses a unique vaccine delivery system known as Inovoject, which enables baby chicks to be vaccinated while inside their eggs. In connection with these and other small acquisitions, we recorded $283 million in Acquisition-related in-process research and development charges.

•

In February 2006, we completed the acquisition of the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin for use in adults with type 1 and type 2 diabetes, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion in cash (including transaction costs). In connection with the acquisition, as part of our final purchase price allocation, we recorded $1.0 billion of developed technology rights, $218 million of inventory and $166 million of Goodwill, all of which have been allocated to our Pharmaceutical segment. The amortization of the developed technology rights is primarily included in Cost of sales. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

On April 26, 2007, we entered into a collaboration agreement with Bristol-Myers Squibb Company (BMS) to further develop and to commercialize apixaban, an oral anticoagulant compound discovered by BMS, that is being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. We made an up-front payment to BMS of $250 million, which will be recorded in the second quarter of 2007 in Research and development expenses. We may also make additional payments of up to $750 million to BMS based on development and regulatory milestones. In a separate agreement, we will also collaborate with BMS on the research, development and commercialization of a Pfizer discovery program, which includes preclinical compounds with potential applications for the treatment of metabolic disorders, including obesity and diabetes. BMS will make an up-front payment of $50 million to us in connection with this collaboration, which will be reflected in our financial statements in the second quarter of 2007.

Our Productivity and Cost Savings Program

We have made significant progress with our multi-year productivity initiative, called Adapting to Scale (AtS), which is designed to increase efficiency and streamline decision-making across the company. This initiative was launched in early 2005 and broadened in October 2006.

On January 22, 2007, we announced plans to fundamentally change the way we run our business to meet the challenges of a changing business environment and take advantage of the diverse opportunities in the marketplace. We are generating cost savings through site rationalization in research and manufacturing, reductions in our global sales force, streamlined organizational structures, staff function reductions, and increased outsourcing and procurement savings. Our cost reduction initiatives will result in the elimination of about 10,000 positions, or about 10% of our total worldwide workforce, by the end of 2008. This includes the 20% reduction of our U.S. sales force completed in December 2006 and, subject to consultation with works councils and local labor law, a reduction of our sales force in Europe by more than 20%. Five of 17 corporate data centers have now been reduced to local computing facilities, managed remotely from a global operations center. Selection of global infrastructure service providers was completed in the first quarter of 2007, with transition to the new service providers starting in the second quarter of 2007 and continuing through 2008. These and other actions will allow us to reduce costs in support services and facilities, and to redeploy a portion of the hundreds of millions of dollars saved into the discovery and development work of our scientists.

Net of various cost increases and investments during the period, by the end of 2007, at current exchange rates, we expect to decrease the Selling, informational and administrative expense (SI&A) pre-tax component of Adjusted income by $500 million compared to 2006. By the end of 2008, at current exchange rates, we expect to achieve an absolute net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion and $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

REVENUES

Worldwide revenues by segment and geographic area for the first quarters of 2007 and 2006 follow:

	First Quarter								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	April 1,	April 2,	April 1,	April 2,	April 1,		April 2,		wide	U.S.	national
(millions of dollars)	2007	2006	2007	2006	2007		2006		07/06	07/06	07/06

Pharmaceutical	$11,581	$11,017	$6,468	$6,312	$5,113		$4,705		5	2	9
Animal Health	586	511	264	229	322		282		15	15	14
Other	307	219	118	76	189		143		40	55	32
Total Revenues	$12,474	$11,747	$6,850	$6,617	$5,624	(a)	$5,130	(a)	6	4	10

(a)	Includes revenues from Japan of $752 million (6.0% of total revenues) and $711 million (6.1% of total revenues) for the first quarters of 2007 and 2006.

Pharmaceutical Revenues

Pfizer's pharmaceutical business showed a solid performance, with our in-line products in the aggregate performing well in a tough operating environment and many of our new products making important contributions as well, partially offset by revenue declines from the loss of exclusivity on certain major products and other factors.

Worldwide pharmaceutical revenues for the first quarter of 2007 were $11.6 billion, an increase of 5%, compared to the same period in 2006, due primarily to:

•	the solid aggregate performance of our broad portfolio of patent-protected medicines;

•	an aggregate year-over-year increase in revenues from new products launched since 2005 of approximately $456 million for the first quarter of 2007; and

•

a decrease in  rebates of approximately $144 million in both our government and non-government contracted businesses in the U.S., reflecting the continued impact of the Medicare Act, effective January 1, 2006, changes in product mix and the impact of our contracting strategies, partially offset by:

•	a decrease in revenues for Norvasc of $114 million, primarily due to the loss of U.S. exclusivity in the first quarter of 2007;

•

a continued decrease in revenues for Zoloft, primarily due to the loss of U.S. exclusivity in June 2006 and also due to the earlier loss of exclusivity in many European markets, of $633 million for the first quarter of 2007; and

•	a continued negative impact on revenues caused by the loss of U.S. exclusivity for Zithromax in November 2005 of $119 million for the first quarter of 2007.

Pharmaceutical revenues for the first quarter of 2007, were also impacted by the weakening of the U.S. dollar relative to many foreign currencies, especially the euro, which increased revenues by $245 million. Finally, the first quarter of 2007 was also impacted by increased competition and the overall market decline of branded prescriptions in the U.S., which declined 5% compared to the same period in 2006.

Geographically:

•

in the U.S., Pharmaceutical revenues increased 2% in the first quarter of 2007 compared to the same period in 2006, primarily due to revenues from new products, as well as growth in Lipitor and Celebrex sales, and lower rebates in both our government and non-government contracted businesses in the U.S., reflecting the continued impact of the Medicare Act, changes in product mix and the impact of our contracting strategies, partially offset by the effect of the loss of exclusivity of Zithromax, Zoloft and Norvasc; and

•

in our international markets, Pharmaceutical revenues increased 9% in the first quarter of  2007 compared to the same period in 2006, primarily due to revenues from our new products, as well as growth in Lipitor and Celebrex sales, and the favorable impact of foreign exchange on revenues of $245 million (5.2%), partially offset by lower revenues from Zoloft and Zithromax due to the effect of the loss of exclusivity in many key international markets.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations, with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual have not been material; on a quarterly basis, they generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease to income.

Rebates under Medicaid and related state programs reduced revenues by $165 million and $205 million in the first quarters of 2007 and 2006. Rebates under Medicare reduced revenues by $48 million and $92 million in the first quarters of 2007 and 2006. The decreases in Medicaid and related state program rebates, and Medicare rebates are due primarily to the impact of the Medicare Act, effective January 1, 2006, changes in product mix, such as lower sales of Zithromax and Zoloft, both of which lost exclusivity in the U.S., and the impact of our contracting strategies. Performance-based contract rebates reduced revenues by $458 million and $518 million in the first quarters of 2007 and 2006. The decrease in performance-based contract rebates is due primarily to lower sales of Zithromax and Zoloft, both of which lost exclusivity in the U.S., and the impact of our contracting strategies. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold. Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $373 million and $352 million in the first quarters of 2007 and 2006. In addition, chargebacks were impacted by the launch of certain generic products, including amlodipine besylate after Norvasc lost U.S. exclusivity in March 2007.

Our accruals for Medicaid rebates, Medicare rebates, contract rebates and chargebacks totaled $1.4 billion as of April 1, 2007, a decrease from $1.5 billion as of December 31, 2006, due primarily to the impact of the Medicare Act, changes in product mix and the impact of our contracting strategies.

Pharmaceutical--Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follows:

		First Quarter
(millions of dollars) Product	Primary Indications	April 1, 2007	% Change from 2006
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,358	8%
Norvasc	Hypertension	1,069	(10)
Chantix/Champix	Smoking cessation	162	*
Caduet	Reduction of LDL cholesterol and hypertension	146	89
Cardura	Hypertension/Benign prostatic hyperplasia	134	6
Central nervous system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy	395	106
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	216	18
Zoloft	Depression and certain anxiety disorders	146	(81)
Neurontin	Epilepsy and post-herpetic neuralgia	110	(14)
Aricept(a)	Alzheimer's disease	85	4
Relpax	Migraine headaches	83	26
Xanax/Xanax XR	Anxiety/Panic disorders	75	(8)
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	598	22
Infectious and respiratory diseases:
Zyvox	Bacterial infections	258	39
Vfend	Fungal infections	148	26
Zithromax/Zmax	Bacterial infections	131	(49)
Diflucan	Fungal infections	111	4
Urology:
Viagra	Erectile dysfunction	434	11
Detrol/Detrol LA	Overactive bladder	303	17
Oncology:
Camptosar	Metastatic colorectal cancer	229	8
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	102	529
Aromasin	Breast cancer	93	33
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	360	7
Endocrine disorders:
Genotropin	Replacement of human growth hormone	201	2
All other:
Zyrtec/Zyrtec-D	Allergies	461	10
Alliance revenues:
Aricept, Macugen, Mirapex, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), hypertension (Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	398	23

(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Pharmaceutical --Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, reaching about $3.4 billion in worldwide revenues in the first quarter of 2007, an increase of 8% compared to the same period in 2006. In the U.S., revenues of $2.1 billion represent growth of 8% over the previous year's first quarter. Internationally, Lipitor revenues in the first quarter of 2007 increased 8% compared to the same period in 2006.

The growth in Lipitor revenues was driven by a combination of factors, including pricing, lower rebates, U.S. statin market growth, and the favorable impact of foreign exchange, partially offset by a decline in U.S. Lipitor prescriptions. Lipitor revenue growth in the U.S. was also favorably impacted by 3%, as a result of wholesalers maintaining normal inventory levels in the first quarter of 2007, compared to lower levels in the first quarter of 2006. In the U.S., the volume of patients who switched from Lipitor to generic simvastatin following the entry of multiple generics was slightly greater than we had predicted, particularly in the managed-care environment. Toward the end of the quarter, there was some evidence that new prescriptions in the U.S. for Lipitor may be stabilizing. Over the next quarter, our focus will be on bringing Lipitor's switch rate volume back to 2006 levels. We have implemented comprehensive plans that we believe will strengthen Lipitor's market position, including physician and patient initiatives aimed at reducing the rate of switches to generics. In light of the interplay of prescription trends, market growth assumptions, branded and generic competitive dynamics, and payer pressures, we now project full-year 2007 worldwide revenue performance for Lipitor within a range of modest growth to a modest decline.

On March 5, 2007, Lipitor was approved by the FDA for five new indications in patients with clinically evident heart disease, thereby expanding the U.S. label from primary prevention in moderate-risk patients to include secondary prevention in high-risk patients. Lipitor is now the only cholesterol-lowering medicine approved for the reduction in risk of hospitalization due to heart failure. These new indications have been incorporated into promotional materials, including a new direct-to-consumer (DTC) advertising campaign, and support the incremental benefit and overall safety of using higher doses of Lipitor.

Emerging real-world data also support the value of Lipitor. In an analysis of a large U.S. managed-care database that was presented at the American Heart Association's 47th Annual Conference on Cardiovascular Disease Epidemiology and Prevention in March 2007, Lipitor patients achieved a significant 14% reduction in the risk of cardiovascular events, compared with patients taking simvastatin, even after adjustments for expected differences of Lipitor and simvastatin LDL lowering based on dose. These findings provide physicians with additional support as they make treatment decisions to achieve improved and cost-effective cardiovascular outcomes for their patients.

Patents protecting Lipitor in Canada are being challenged by various generic companies. One of those companies has been successful at the lower-court level, and we have appealed that decision, which we believe was wrongly decided. Lipitor sales in Canada would be adversely affected by generic competition if the Canadian courts or regulatory authorities allow generic competition in Canada before the expiration of our Lipitor patents. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lipitor.

•

Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007, six months earlier than expected, due to an appellate court decision that was counter to three previous trial court rulings in Pfizer's favor. Norvasc has also experienced patent expirations in many E.U. countries but maintains exclusivity in certain other  major markets, including Japan, Canada and Australia. Norvasc worldwide revenues in the first quarter of 2007 decreased 10% from the same period in 2006. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Norvasc.

•

Caduet, a single pill therapy combining Norvasc and Lipitor, recorded worldwide revenues of $146 million, an increase of 89% for the first quarter of 2007, compared to the same period in 2006. This was largely driven by a more focused message platform and a highly targeted consumer campaign in the U.S. Caduet was launched in the U.S. in May 2004 and continues to grow at significantly higher rates than the overall U.S. cardiovascular market, but with introduction of generic amlodipine besylate, in addition to increased competition, growth over the next several quarters may be impacted. During the first quarter of 2007, Caduet was launched in France, Australia and Taiwan. We now expect Caduet to launch in Spain in early 2008. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain recent patent litigation relating to Caduet.

•

Chantix/Champix, the first new prescription treatment for smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006, in select E.U. markets in December 2006 and in Canada in April 2007. Chantix/Champix is performing better than expected and continues to demonstrate strong uptake, with more than 100,000 new prescriptions worldwide per week in March 2007. In the U.S., an unbranded advertising campaign introduced earlier in 2007 is working to effectively develop the market, and branded advertising is planned for the third quarter of 2007. Our strategy for this innovative medicine is to build a sustainable, medically supported market over time and to seek to secure reimbursement--initiatives that we believe will drive future growth. Chantix/Champix recorded worldwide revenues of $162 million in the first quarter of 2007.

•

Exubera, the first inhaled human insulin therapy for glycemic control, received approvals from both the FDA and the European Commission for the treatment of adults with type 1 and type 2 diabetes in early 2006. Exubera represents a medical advance that offers patients a novel method of introducing insulin into their systems through the lungs. Since May 2006, Exubera has been launched in Germany, Ireland, the U.K. and in the U.S. Initial supplies of Exubera were available across the U.S. beginning in September 2006. We have been disappointed with the slow acceptance of Exubera. We find that more extensive market-development activities are now necessary. In response, we will apply our market experience from the past six months to seek to accelerate uptake of Exubera in 2007 and beyond with new field-force efforts in the U.S., educational outreach to physicians and a consumer advertising campaign. In addition, beginning in April 2007, we are now supporting Exubera with a sales force that has greater cardiovascular-related experience. We have also trained a number of diabetes educators, who are now in the field, engaging in clinical discussions to deliver the practical clinical guidance needed by physicians to help them understand the benefits of this innovative insulin-delivery system. These resources are in direct response to our customers' need for increased support in using a novel delivery device. Finally, we also plan to initiate branded direct-to-consumer advertising in mid-summer for Exubera in the U.S. We will continue to monitor the performance of Exubera, while we seek to effectively establish this important product and serve the millions of diabetics whose blood sugar is still uncontrolled on current therapy.

•

Zoloft, which lost exclusivity in the U.S. in June 2006 and earlier in many European markets, experienced an 81% worldwide revenue decline in the first quarter of 2007, compared to the same period in 2006. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD. Zoloft was launched in Japan in July 2006 for the indications of depression/depressed state and panic disorder.

On May 2, 2007, the FDA proposed that the existing blackbox warning on the labels of all antidepressants, including Zoloft, which describes an increased risk of suicidal thoughts and behavior in some children and adolescents, be expanded to include young adults to age 24, particularly during the first two months of treatment. The proposed label change also states that studies have not shown this increased risk in adults older than 24, that adults age 65 and older who are treated with antidepressants have a decreased risk of suicidal thoughts and behavior, and that depression and certain other psychiatric disorders are themselves the most important causes of suicide. We will implement this label change in accordance with the FDA's proposal. There is no established causal link between Zoloft and suicide or suicide attempt in adults, young adults or children.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the U.S., Geodon had a new prescription share of 6.8% for March 2007. In the first quarter of 2007, Geodon worldwide revenues grew 18%, compared to the same period in 2006. Geodon growth was driven by recognition of its efficacy by prescribers as clinical experience increased, and by a favorable metabolic profile.

•

Lyrica achieved $395 million in worldwide revenues in the first quarter of 2007, an increase of 106% over the same period in 2006, continuing its performance as one of Pfizer's most successful pharmaceutical launches. In September 2006, Lyrica was approved by the European Commission to treat central nerve pain, which is associated with conditions such as spinal injury, stroke and multiple sclerosis. In addition, in March 2006, it was approved by the European Commission to treat generalized anxiety disorder (GAD) in adults, thereby providing a new treatment option for the approximately 12 million Europeans living with GAD. As of February 2007, more than five million patients had been prescribed Lyrica since its introduction. Lyrica gained a 9.8% new prescription share of the total U.S. anti-epileptic market in March 2007. In December 2006, we submitted a supplemental New Drug Application with the FDA for the use of Lyrica to treat fibromyalgia.

•

Celebrex achieved a 22% increase in worldwide revenues in the first quarter of 2007, compared to the same period in 2006. In the U.S., Celebrex had a monthly new prescription share of 10.2% in March 2007.

In January 2007, Celebrex was approved in Japan for the treatment of osteoarthritis and rheumatoid arthritis. In February 2007, Celebrex was approved in Europe for the treatment of ankylosing spondylitis. In April 2007, we launched an innovative Celebrex television advertising campaign in the U.S. to re-initiate a productive patient-physician dialogue about treatment options for arthritis. The 2½-minute television advertisement opens by addressing cardiovascular (CV) safety first and clarifies misperceptions among arthritis sufferers about the risks and benefits of Celebrex and other prescription non-steroidal anti-inflammatory drugs. Future growth in demand for Celebrex will depend in part on the impact of DTC advertising, as well as continued successful execution of the "CV first" strategy by the new and refocused U.S. sales force. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Celebrex.

•

Zithromax/Zmax experienced a 49% decline in worldwide revenues in the first quarter of 2007 compared to the same period of 2006, reflecting the expiration of Zithromax's composition-of-matter patent in the U.S. in November 2005 and the end of Pfizer's active sales promotion in July 2005. In 2005, four generic versions of oral solid azithromycin were launched, including an authorized generic by Pfizer's Greenstone subsidiary. Additional generic formulations of azithromycin were launched during 2006.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands, with more than 56% of U.S. total prescriptions in the erectile dysfunction market through March 2007. Viagra worldwide revenues grew 11% in the first quarter of 2007, compared to the same period in 2006. The growth in Viagra revenues was driven by a combination of factors, including pricing and erectile dysfunction market growth.

•

Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed medicine for overactive bladder, a condition that affects up to 100 million people around the world. Detrol/Detrol LA is an extended-release formulation taken once daily. Worldwide Detrol/Detrol LA revenues grew 17% to $303 million in the first quarter of 2007. Detrol/Detrol LA continues to lead the overactive bladder market and perform well in an increasingly competitive marketplace. In the U.S., Detrol/Detrol LA's new prescription share declined 1% to a 40.2% share for the first quarter of 2007. A strong clinical database, unparalleled access in managed care and Medicare, and a history of delivering positive patient outcomes have enabled Detrol/Detrol LA to remain the clear first-line antimuscarinic agent among both primary care physicians and urologists.

•

Camptosar is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Worldwide revenues in the first quarter of 2007 increased 8% to $229 million, compared to the same period in 2006. The National Comprehensive Cancer Network (NCCN), an alliance of 21 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer. We will lose U.S. exclusivity for Camptosar in 2008.

•

Sutent is an oral multi-kinase inhibitor that combines anti-angiogenic and anti-tumor activity to inhibit the blood supply to tumors and has direct anti-tumor effects. Sutent was approved by the FDA and launched in the U.S. in January 2006 for advanced renal cell carcinoma, including metastatic renal cell carcinoma, and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. In the first quarter of 2007, the U.S. label was revised to include new first-line advanced renal cell carcinoma data. In January 2007, Sutent received full marketing authorization and extension of the indication to first-line treatment of advanced and/or metastatic renal cell carcinoma (mRCC), as well as approval as a second-line treatment for GIST, in the E.U. We believe that future growth of Sutent will be fueled by emerging new data in a range of potential new indications. More than 25 Sutent abstracts have been accepted for presentation at the American Society of Clinical Oncology (ASCO) annual meeting in June 2007. Sutent recorded $102 million in worldwide revenues in the first quarter of 2007, and had been used to treat approximately 15,000 patients worldwide as of March 2007.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is the most-prescribed branded glaucoma medicine in the world. Clinical data showing its advantages in treating intraocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom worldwide revenues grew 7% in the first quarter of 2007, compared to the same period in 2006.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. Worldwide revenues increased 10% in the first quarter of 2007, compared to the same period in 2006. We will lose U.S. exclusivity for Zyrtec in December 2007. Since we sold our rights to market Zyrtec over-the-counter in connection with the sale of our Consumer Healthcare business, we expect no revenues from Zyrtec after the expiration of the U.S. patent in December.

Animal Health

Revenues of our Animal Health business follow:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006	% Change

Livestock products	$356	$312	14%
Companion animal products	230	199	15
Total Animal Health	$586	$511	15

Our Animal Health business is one of the largest in the world.

The increase in Animal Health revenues in the first quarter of 2007, compared to the same period in 2006, was primarily attributable to:

•

for livestock products, the continued good performance of Draxxin (single-dose anti-infective for cattle and swine) in Europe and North America, as well as revenues from Embrex, Inc., which we acquired in the first quarter of 2007;

•

for companion animal products, the good performances of Revolution (a parasiticide for dogs and cats), Rimadyl (for treatment of pain and inflammation associated with canine osteoarthritis and soft-tissue orthopedic surgery) and Convenia (first-in-class single-dose treatment antibiotic therapy for dogs and cats), launched during the first quarter of 2007 throughout Europe; and

•	the favorable impact of foreign exchange.

Product Developments

We continue to invest in R&D to provide future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products. We have a broad and deep pipeline of medicines in development. However, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development. Below are significant regulatory actions by, and filings pending with, the FDA and other regulatory authorities.

Recent FDA Approvals:

Product	Indication	Date Approved

Fragmin	For the prevention of blood clots in patients with cancer	May 2007

Lipitor	Secondary prevention of cardiovascular (CV) events in patients with established coronary heart disease (CHD)	March 2007

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Lyrica	Treatment of fibromyalgia	December 2006

Maraviroc(a)	Treatment of human immuno-deficiency virus/acquired immune deficiency (HIV) in treatment-experienced patients	December 2006

Zithromax	Bacterial infections-sustained release-Pediatric filing	November 2006

Fesoterodine(b)	Treatment of overactive bladder	March 2006

Vfend	Fungal infections-Pediatric filing	June 2005

dalbavancin	Treatment of Gram-positive bacterial infections	December 2004
(a)	The FDA granted priority review status to maraviroc in February 2007. In April 2007, the FDA Antiviral Drugs Advisory Committee voted unanimously to recommend the approval of maraviroc by the FDA.
(b)	We received an "approvable" letter from the FDA for fesoterodine for the treatment of overactive bladder in January 2007.

We received "not-approvable" letters from the FDA for Oporia (lasofoxifene) for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We have reviewed the viability of the lasofoxifene treatment program using three-year interim Postmenopausal Evaluation And Risk-reduction with Lasofoxifene study data, and based on our assessment, we are planning to file a new NDA for post-menopausal osteoporosis in the fourth quarter of 2007. In September 2005, we received a "not-approvable" letter for Dynastat (parecoxib), an injectable prodrug for valdecoxib for the treatment of acute pain. We have had discussions with the FDA regarding this letter, and we are considering plans to address the FDA's concerns.

Regulatory review of fesoterodine is progressing in the U.S. and fesoterodine was approved in the E.U. in April 2007. We are working with Schwarz Pharma, our partner, to scale up manufacturing and define sourcing alternatives. Launch is now planned for the latter half of 2008 in Europe and early 2009 in the U.S.

In June 2006, the FDA designated as approvable the NDA for dalbavancin. We now anticipate a successful resolution of outstanding issues to allow final FDA approval in 2007 and launch in early 2008.

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Fesoterodine	Approval in the E.U. for treatment of overactive bladder	April 2007	--

Lipitor	Approval in Canada to reduce the risk of myocardial infarction in patients with clinically evident CHD	April 2007	--

Exubera	Approval in Canada as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	March 2007	--

Macugen	Application submitted in Japan for age-related macular degeneration	--	March 2007

Celebrex	Approval in the E.U. for the treatment of ankylosing spondylitis	February 2007	--
	Application submitted in Japan for lower-back pain	--	February 2007
	Approval in Japan for treatment of osteoarthritis and rheumatoid arthritis	January 2007	--

Sildenafil	Application submitted in Japan for pulmonary arterial hypertension	--	February 2007

Somavert	Approval in Japan for acromegaly	January 2007	--

Sutent	Approval in the E.U. for mRCC as a first-line treatment	January 2007	--
	Approval in the E.U. for GIST as a second-line treatment	January 2007	--
	Application submitted in Japan for mRCC	--	December 2006
	Application submitted in Japan for GIST	--	December 2006
	Application submitted in Canada for first-line treatment of mRCC	--	October 2006

Chantix/Champix	Approval in Canada for smoking cessation	January 2007	--
	Application submitted in Japan for smoking cessation	--	June 2006

Maraviroc(a)	Application submitted in the E.U. for the treatment of HIV	--	December 2006

Spiriva	Application submitted in the E.U. - Respimat device for chronic obstructive pulmonary disease	--	September 2006

Eraxis	Application submitted in the E.U. for treatment of candidemia and candidiasis	--	September 2006

Aricept	Application submitted in Canada for treatment of severe Alzheimer's disease	--	July 2006

Inspra	Application submitted in Japan for hypertension	--	May 2002

(a)

In April 2007, the review status of maraviroc in the E.U. was changed from accelerated to standard. Accelerated review limits the review time for the Committee for Medicinal Products for Human Use and the response time for the applicant. The European Medicines Evaluation Agency determined that the process cannot be completed for maraviroc within the accelerated review period and, accordingly, changed the review status to standard. We do not expect that this change will result in a substantial delay in the European Commission's decision regarding maraviroc.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Celebrex	Acute gouty arthritis

Geodon/Zeldox	Bipolar relapse prevention; bipolar pediatric; adjunctive depression

Lyrica	Generalized anxiety disorder; epilepsy monotherapy

Revatio	Pediatric pulmonary arterial hypertension

Sutent	Breast cancer; colorectal cancer; non-small cell lung cancer

Macugen	Diabetic macular edema

Drug candidates in late-stage development include CP-945,598, a cannibinoid-1 receptor antagonist for treatment of obesity; axitinib, a multi-targeted receptor kinase for treatment of thyroid cancer; Zithromax/chloroquine for treatment of malaria; PF-3,512,676, a toll-like receptor 9 agonist for non-small cell lung cancer developed in collaboration with Coley Pharmaceutical Group, Inc.; CP-675,206, an anti-CTLA4 monoclonal antibody for melanoma; Sutent for treatment of metastatic breast cancer; and apixaban for the prevention of venous thromboembolism and the prevention of stroke in patients with atrial fibrillation, which will be developed in collaboration with Bristol-Myers Squibb Company.

Additional product-related programs are in various stages of discovery and development. Also, see our discussion in the "Our Strategic Initiatives--Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations" section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 13% in the first quarter of 2007, compared to the same period in 2006. Cost of sales as a percentage of revenues increased 0.9% in the first quarter of 2007, compared to the same period in 2006. These increases reflect:

•	unfavorable product mix and volume, in part reflecting the loss of U.S. exclusivity on low manufacturing cost products (such as Zoloft and Norvasc);

•	the unfavorable impact of foreign exchange on expenses; and

•	business transition activities of $35 million associated with the sale of our Consumer Healthcare business, completed in December 2006,

partially offset by:

•	savings related to our AtS productivity initiative.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses decreased 1% in the first quarter of 2007, compared to the same period in 2006, which reflects:

•	savings related to our AtS productivity initiative; and

•	a lower level of investment in promotional programs during the first quarter of 2007 than that expected over the remaining three quarters of the year,

partially offset by:

•	the unfavorable impact of foreign exchange on expenses.

Research and Development Expenses

Research and development (R&D) expenses increased 8% in the first quarter of 2007, compared to the same period in 2006, which reflects:

•	an R&D milestone due to us from sanofi-aventis (approximately $118 million) recorded in the first quarter of 2006;

•	timing considerations associated with the advancement of development programs for pipeline products; and

•	the unfavorable impact of foreign exchange on expenses,

partially offset by:

•	savings related to our AtS productivity initiative.

Acquisition-Related In-Process Research and Development Charges

The estimated fair value of Acquisition-related in-process research and development charges (IPR&D) is expensed at acquisition date. IPR&D of $283 million was recorded in the first quarter of 2007, primarily related to our acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc.

Adapting to Scale Productivity Initiative

In connection with the AtS productivity initiative, which was launched in early 2005 and broadened in October 2006, our management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures in a company-wide effort to improve performance and efficiency. On January 22, 2007, we announced additional plans to fundamentally change the way we run our business to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace. We intend to generate net cost reductions through site rationalization in research and manufacturing, streamlined organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings. Compared to 2006, we plan to achieve a decrease in the SI&A pre-tax component of Adjusted income of $500 million by the end of 2007, and an absolute reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion by the end of 2008. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.). The actions associated with the expanded AtS productivity initiative include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services. (See Notes to the Condensed Consolidated Financial Statements-Note 5. Adapting to Scale Productivity Initiative.)

We incurred the following costs in connection with our AtS productivity initiative:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006

Implementation costs(a)	$174	$185
Restructuring charges(b)	795	294
Total AtS costs	$969	$479

(a)

For the first quarter of 2007, included in Cost of sales ($94 million), Selling, informational and administrative expenses ($49 million) and Research and development expenses ($31 million). For the first quarter of 2006, included in Cost of sales ($124 million), Selling, informational and administrative expenses ($39 million), and Research and development expenses ($22 million).

(b)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions-Net

In the first quarter of 2007, we recorded higher net interest income, compared to the same period in 2006, due primarily to higher interest rates and an increase in our net financial assets, reflecting proceeds of $16.6 billion from the sale of our Consumer Healthcare business in late December 2006.

PROVISION FOR TAXES ON INCOME

In the first quarter of 2006, we were notified by the Internal Revenue Service (IRS) Appeals Division that a resolution had been reached on the matter that we were in the process of appealing related to the tax deductibility of an acquisition-related breakup fee paid by the Warner-Lambert Company in 2000. As a result, in the first quarter of 2006, we recorded a tax benefit of approximately $441 million related to the resolution of this issue.

On January 23, 2006, the IRS issued final regulations on Statutory Mergers and Consolidations, which impacted certain prior-period transactions. In the first quarter of 2006, we recorded a tax benefit of $217 million, reflecting the total impact of these regulations.

Our effective tax rate for continuing operations was 17.0% for the first quarter of 2007, compared to 6.1% in the same period in 2006. The lower tax rate for the first quarter of 2006 is primarily due to certain one-time tax benefits associated with favorable tax regulations and the resolution of certain tax positions, as discussed above. (See Notes to Condensed Consolidated Financial Statements-Note 6. Taxes on Income.)

DISCONTINUED OPERATIONS - NET OF TAX

In December 2006, we sold our Consumer Healthcare business and this business has been presented as a discontinued operation for all periods presented.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations--the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals--prior to considering certain income statement elements. We have defined Adjusted income as Net income before significant impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net income.

The Adjusted income measure is an important internal measurement for Pfizer. We measure the performance of the overall Company on this basis. The following are examples of how the Adjusted income measure is utilized.

•	Senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income basis;

•	Our annual budgets are prepared on an Adjusted income basis; and

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

Despite the importance of this measure to management in goal setting and performance measurement, we stress that Adjusted income is a non-GAAP financial measure that has no standardized meaning prescribed by U.S. GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted income (unlike U.S. GAAP Net income) may not be comparable with the calculation of similar measures for other companies. Adjusted income is presented solely to permit investors to more fully understand how management assesses our performance.

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period such as the effects of an acquisition or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of our performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, Performance Share Awards grants made in 2006, the first quarter of 2007 and future years will be paid based on a non-discretionary formula that measures our performance using relative total shareholder return.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to our acquisitions of BioRexis Pharmaceutical Corp., Embrex, Inc. and sanofi-aventis' rights to Exubera, as well as net asset acquisitions. These impacts can include charges for purchased in-process R&D, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase-accounting adjustments associated with a business combination, such as the amortization of intangibles acquired in connection with our acquisition of Pharmacia in 2003, can occur for up to 40 years (these assets have a weighted-average useful life of approximately nine years), but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs have been previously expensed.

However, a completely accurate comparison of internally developed intangible assets and acquired intangible assets cannot be achieved through Adjusted income. This component of Adjusted income is derived solely with the impacts of the items listed in the first paragraph of this section. We have not factored in the impacts of any other differences in experience that might have occurred if we had discovered and developed those intangible assets on our own, and this approach does not intend to be representative of the results that would have occurred in those circumstances. For example, our research and development costs in total, and in the periods presented, may have been different; our speed to commercialization and resulting sales, if any, may have been different; or our costs to manufacture may have been different. In addition, our marketing efforts may have been received differently by our customers. As such, in total, there can be no assurance that our Adjusted income amounts would have been the same as presented had we discovered and developed the acquired intangible assets.

Acquisition-Related Costs

Adjusted income is calculated prior to considering integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision. For additional clarity, only restructuring and integration activities that are associated with a purchase business combination or a net-asset acquisition are included in acquisition-related costs. We have made no adjustments for the resulting synergies.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, such as our Consumer Healthcare business, which we sold in December 2006, as well as any related gains or losses on the sale of such operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines periodically for strategic fit with our operations, we do not build or run our businesses with an intent to sell them.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our AtS productivity initiative; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1, Legal Proceedings included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006	% Incr./ (Decr.)

Reported net income	$3,392	$4,111	(18)%
Purchase accounting adjustments - net of tax	847	581	46
Acquisition-related costs - net of tax	13	3	333
Discontinued operations - net of tax	(31)	(105)	(70)
Certain significant items - net of tax	583	(240)	*
Adjusted income	$4,804	$4,350	10

* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	First Quarter
(millions of dollars)	April 1, 2007	April 2, 2006

Purchase accounting adjustments:
Intangible amortization and other(a)	$825	$810
In-process research and development charges(b)	283	--
Total purchase accounting adjustments, pre-tax	1,108	810
Income taxes	(261)	(229)
Total purchase accounting adjustments - net of tax	847	581
Acquisition-related costs:
Integration costs(c)	23	2
Restructuring charges(c)	(6)	3
Total acquisition-related costs, pre-tax	17	5
Income taxes	(4)	(2)
Total acquisition-related costs - net of tax	13	3
Discontinued operations:
Income from discontinued operations (d)	--	(155)
Gains on sales of discontinued operations(d)	(40)	(5)
Total discontinued operations, pre-tax	(40)	(160)
Income taxes	9	55
Total discontinued operations - net of tax	(31)	(105)
Certain significant items:
Restructuring charges - Adapting to Scale(c)	795	294
Implementation costs - Adapting to Scale(e)	174	185
Consumer Healthcare business transition activity(f)	(9)	--
Sanofi-aventis research and development milestone(g)	--	(118)
Gain on disposals of investments and other(h)	--	(51)
Total certain significant items, pre-tax	960	310
Income taxes	(377)	(109)
Resolution of certain tax positions(i)	--	(441)
Total certain significant items - net of tax	583	(240)
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$1,412	$239

(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges, primarily related to our acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc.
(c)	Included in Restructuring charges and acquisition-related costs.
(d)	Discontinued operations - net of tax is primarily related to our former Consumer Healthcare business. (See Notes to Condensed Consolidated Financial Statements-Note 4. Discontinued Operations.)
(e)

Included in Cost of sales ($94 million), Selling, informational and administrative expenses ($49 million) and Research and development expenses ($31 million) for the first quarter of 2007. Included in Cost of sales ($124 million), Selling, informational and administrative expenses ($39 million) and Research and development expenses ($22 million) for the first quarter of 2006.

(f)

Included in Revenues ($44 million), Cost of sales ($35 million), Selling, informational and administrative expense ($2 million) and Other (income)/deduction-net ($2 million income) for the first quarter of 2007.

(g)	Included in Research and development expenses.
(h)	Included in Other (income)/deductions - net.
(i)	Included in Provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	April 1, 2007	Dec. 31, 2006

Financial assets:
Cash and cash equivalents	$2,492	$1,827
Short-term investments	19,978	25,886
Short-term loans	462	514
Long-term investments and loans	4,817	3,892
Total financial assets	27,749	32,119
Debt:
Short-term borrowings, including current portion of long-term debt	2,638	2,434
Long-term debt	4,771	5,546
Total debt	7,409	7,980
Net financial assets	$20,340	$24,139

Short-term investments reflects the receipt of proceeds of $16.6 billion from the sale of our Consumer Healthcare business on December 20, 2006.

We rely largely on operating cash flow, long-term debt and short-term commercial paper borrowings to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of short-term investments  reflects the receipt of proceeds from the sale of our Consumer Healthcare business of $16.6 billion. Our portfolio of short-term investments was reduced in the first quarter of 2007 and the proceeds were primarily used to pay taxes due on the gain from the sale of our Consumer Healthcare business, completed in December 2006, and for share repurchases and dividends in the first quarter of 2007.

Credit Ratings

Two major corporate debt-rating organizations, Moody's Investors Services (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned to our senior unsecured non-credit enhanced long-term debt and commercial paper issued directly by us by each of these agencies:

		Long-Term-Debt		Date of
Name of Rating Agency	Commercial Paper	Rating	Outlook	Last Action

Moody's	P-1	Aa1	Stable	December 2006
S&P	A1+	AAA	Negative	December 2006

Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of April 1, 2007, we had access to $3.6 billion of lines of credit, of which $1.2 billion expire within one year. Of these lines of credit, $3.5 billion are unused, of which our lenders have committed to loan us $2.1 billion at our request. $2.0 billion of the unused lines of credit, which expire in 2012, may be used to support our commercial paper borrowings.

In March 2007, we filed a new securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic shelf registration process available to well-known seasoned issuers and is effective for three years. We can issue securities of various types under that registration statement at any time, but subject to indebtedness limitations established from time to time by our Board of Directors.

Goodwill and Other Intangible Assets

As of April 1, 2007, Goodwill totaled $20.9 billion (19% of our total assets) and other intangible assets, net of accumulated amortization, totaled $23.5 billion (21% of our total assets). The largest components of Goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia in 2003. Finite-lived intangible assets, net, include $19.5 billion related to developed technology rights and $591 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

The developed technology rights primarily represent the amortized acquisition-date fair value of the commercialized products that we acquired from Pharmacia in 2003. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Pharmaceutical products in the "Revenues" section of this MD&A. While the Arthritis and Pain therapeutic category represents about 28% of the total value of developed technology rights at April 1, 2007, the balance of the value is evenly distributed across the following Pharmaceutical therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	April 1, 2007	Dec. 31, 2006

Cash and cash equivalents and short-term investments and loans	$22,932	$28,227

Working capital(a)	$29,036	$25,560

Ratio of current assets to current liabilities	3.18:1	2.20:1

Shareholders' equity per common share(b)	$10.33	$10.05

(a)

Working capital includes assets of discontinued operations and other assets held for sale of $25 million and $62 million and liabilities of discontinued operations and other liabilities held for sale of nil and $2 million as of April 1, 2007, and December 31, 2006.

(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increases in working capital and the ratio of current assets to current liabilities, as of April 1, 2007, compared to December 31, 2006, were primarily due to:

•	the reclassification of certain tax obligations (about $4.6 billion) from current to noncurrent upon adoption of a new accounting standard; and

•	an increase in accounts receivable of about $1.1 billion, reflecting the historic business trend of higher end-of-period sales in the first quarter, compared to the fourth quarter.

partially offset by:

•	the funding of common stock purchases (about $2.5 billion) with proceeds from the redemption of short-term investments.

Net Cash Provided by Operating Activities

During the first quarter of 2007, net cash provided by operating activities was $1.2 billion, compared to $4.0 billion in the same period of 2006. The decrease in net cash provided by operating activities was primarily attributable to:

•	higher tax payments ($1.8 billion) in the first quarter of 2007, related primarily to the gain on the sale of our Consumer Healthcare business in December 2006; and

•	an increase in accounts receivable of about $800 million, primarily reflecting higher U.S. and international sales in the first quarter of 2007, compared to the same period in 2006.

The estimated net cash flows provided by operating activities associated with discontinued operations were not significant.

The cash flow line item called Changes in assets and liabilities (net of businesses acquired and divested) in 2007 compared to 2006 primarily reflects higher taxes paid and higher accounts receivable, both as described above.

Net Cash Provided by Investing Activities

During the first quarter of 2007, net cash provided by investing activities was $4.3 billion, compared to $5.4 billion in the same period in 2006. The decrease in net cash provided by investing activities was primarily attributable to:

•	lower net redemptions of investments in 2007 (a negative change in cash and cash equivalents of $2.4 billion),

partially offset by:

•

the acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc. in 2007, compared to the acquisition of sanofi-aventis' rights associated with Exubera in 2006 (a decreased use of cash of $977 million).

The estimated net cash flows used in investing activities associated with discontinued operations were not significant.

Net Cash Used in Financing Activities

During the first quarter of 2007, net cash used in financing activities was $4.8 billion, compared to $8.8 billion in the same period in 2006. The decrease in net cash used in financing activities was primarily attributable to:

•	net repayments of $606 million on total borrowings in 2007, compared to $6.2 billion in 2006,

partially offset by:

•	higher purchases of common stock in 2007 of $2.5 billion, compared to $1.0 billion in 2006; and

•	an increase in cash dividends paid of $289 million, reflecting an increase in the dividend rate partially offset by lower shares outstanding.

The estimated net cash flows used in financing activities associated with discontinued operations were not significant.

In June 2005, we announced a $5 billion share-purchase program, which is being funded by operating cash flows. In June 2006, the Board of Directors increased our share-purchase authorization from $5 billion to $18 billion. During the first quarter of 2007, we purchased approximately 96 million shares under that program for approximately $2.5 billion.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 1, 2007, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain, under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

As of January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the recognition, derecognition and measurement of tax positions for financial statement purposes. Historically, our policy had been to account for income tax contingencies based on whether we determined our tax position to be 'probable' under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. FIN 48 requires that tax positions be sustainable based on a 'more likely than not' standard of benefit recognition under current tax law, and adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, we reduced our existing liabilities for uncertain tax positions by approximately $11 million, which has been recorded as a direct adjustment to the opening balance of Retained earnings and changed the classification of virtually all uncertain tax positions, including the associated accrued interest, from current to noncurrent.

Recently Issued Accounting Standards, Not Adopted as of April 1, 2007

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of adopting SFAS 157 on our financial statements.

OUTLOOK

While our revenues will likely continue to be tempered in the near term due to patent expirations and other factors, we will continue to make the investments necessary to sustain long-term growth in our business. We remain confident that we have the organizational strength and resilience, as well as the financial strength and flexibility, to succeed in the long term. However, no assurance can be given that the industry-wide factors described above under "Our Operating Environment and Response to Key Opportunities and Challenges" or other significant factors will not have a material adverse effect on our business and financial results.

At current exchange rates, we now expect 2007 revenues of $47 billion to $48 billion, reported diluted EPS of $1.30 to $1.41 and Adjusted diluted EPS of $2.08 to $2.15. This revised forecast reflects an adverse court decision which resulted in the loss of U.S. exclusivity of Norvasc six months earlier than expected; higher than previously anticipated favorability of foreign exchange resulting from the further weakness of the dollar relative to various other currencies; and a range of variability in the performance of our products, including Lipitor, Exubera and Chantix.

At current exchange rates, we now forecast 2008 revenues of $46.5 billion to $48.5 billion, taking into consideration a residual adverse impact next year from the recent accelerated loss of U.S. exclusivity of Norvasc; heightened uncertainty regarding patent protection for Lipitor in Canada as the result of an adverse lower-court decision, which we have appealed; higher than previously anticipated favorability of foreign exchange, resulting from the further weakness of the dollar relative to various other currencies; the timing of the anticipated FDA approval of a fibromyalgia indication for Lyrica, which is subject to the normal uncertainty associated with the regulatory review process; and a range of variability in the performance of our products, including Lipitor, Exubera and Chantix. At current exchange rates, our forecast for 2008 reported diluted EPS of $1.75 to $1.93 and Adjusted diluted EPS of $2.31 to $2.45 is unchanged.

We now expect cash flow from operations of $12 billion to $13 billion in 2007. We continue to expect to purchase up to $10 billion of our stock in 2007 under our expanded share-purchase program. At current exchange rates, our expanded AtS productivity initiative is expected to lower the SI&A pre-tax component of Adjusted income by $500 million this year compared to 2006, and to further reduce expenses as a pre-tax component of Adjusted income in 2008. By the end of 2008, at current exchange rates, we expect to achieve an absolute reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment for 2007 and 2008, of forecasted 2007 (revised) and 2008 Adjusted income and Adjusted diluted EPS to forecasted 2007 (revised) and 2008 reported Net income and reported diluted EPS, follows:

	Revised Full-Year 2007 Forecast				Full-Year 2008 Forecast
($ billions, except per share amounts)	Net Income(a)		Diluted EPS(a)		Net Income(a)		Diluted EPS(a)
Forecasted Adjusted income/diluted EPS(b)	~$	14.5-$15.0	~$	2.08-$2.15	~$	15.6-$16.6	~$	2.31-$2.45
Purchase accounting impacts, net of tax		(2.7)		(0.39)		(2.0)		(0.30)
Adapting to scale costs, net of tax		(2.5-2.7)		(0.35-0.39)		(1.5-1.8)		(0.22-0.26)
Forecasted reported Net income/diluted EPS	~$	9.1-$9.8	~$	1.30-$1.41	~$	11.8-$13.1	~$	1.75-$1.93

(a)	Excludes the effects of business-development transactions not completed as of April 1, 2007.
(b)	For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.

Our forecasted financial performance in 2007 and 2008 is subject to a number of factors and uncertainties--as described in the "Forward-Looking Information and Factors That May Affect Future Results" section below.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management's plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	the success of research and development activities;

•

decisions by regulatory authorities regarding whether and when to approve our drug applications, as well as their decisions regarding labeling and other matters that could affect the availability or commercial potential of our products;

•	the speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

•	the success of external business development activities;

•	competitive developments, including with respect to competitor drugs and drug candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

•	the ability to successfully market both new and existing products domestically and internationally;

•	difficulties or delays in manufacturing;

•	trade buying patterns;

•	the ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;

•	the impact of existing and future regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment;

•

U.S. legislation or regulatory action affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid and Medicare, the importation of prescription drugs that are marketed from outside the U.S. at prices that are regulated by governments of various foreign countries, and the involuntary approval of prescription medicines for over-the-counter use;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003;

•	legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access;

•	contingencies related to actual or alleged environmental contamination;

•	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

•

legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, ongoing efforts to explore various means for resolving asbestos litigation and other legal proceedings;

•	the Company's ability to protect its patents and other intellectual property both domestically and internationally;

•	interest rate and foreign currency exchange rate fluctuations;

•	governmental laws and regulations affecting domestic and foreign operations, including tax obligations;

•	changes in U.S. generally accepted accounting principles;

•	any changes in business, political and economic conditions due to the threat of terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	growth in costs and expenses;

•	changes in our product, segment and geographic mix; and

•

the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our Adapting to Scale multi-year productivity initiative, including the projected benefits of the broadening of this initiative over the next few years.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Our Form 10-K filing for the 2006 fiscal year listed various important factors that could cause actual results to differ materially from expected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors and Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

This report includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data.

Legal Proceedings and Contingencies

We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, securities and environmental litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. We do not believe any of them will have a material adverse effect on our financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2006 Financial Report, which is filed as exhibit 13 to our 2006 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2006 Financial Report and in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Norvasc (amlodipine)

Amlodipine besylate is the salt form contained in Norvasc. As previously reported, between January 2006 and February 2007, three different federal District Courts held that our amlodipine besylate patent is valid and infringed by Torpharm/Apotex, Synthon Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc., respectively. Each of the District Courts issued an injunction prohibiting the respective generic manufacturer from marketing its generic amlodipine besylate product before the expiration of our amlodipine besylate patent in March 2007. In each case, the injunction also ordered the Food and Drug Administration (FDA) to reset the approval date for the generic amlodipine product to a date after the expiration of the additional six-month pediatric exclusivity period in September 2007. The effect of these injunctions, if upheld on appeal, would have been to preserve market exclusivity for Norvasc in the U.S. until September 2007.

Each of these decisions was appealed to the U.S. Court of Appeals for the Federal Circuit. On March 22, 2007, a panel of the Federal Circuit reversed the District Court's decision in the action against Torpharm/Apotex, which was the first of these actions to go to trial, and held that our amlodipine besylate patent is invalid. On April 5, 2007, we filed a request for a review of that decision by the full U.S. Court of Appeals for the Federal Circuit.

Mylan was the first generic manufacturer to file an abbreviated new drug application with the FDA for amlodipine besylate and, as a result, is the only generic manufacturer that currently has final FDA approval to market the drug. Following the Federal Circuit panel's decision in the Torpharm/Apotex case, the Federal Circuit issued a stay of the District Court's injunction against Mylan, thereby relieving the FDA of the obligation to reset Mylan's final approval date from March 2007 to September 2007. On March 23, 2007, Mylan launched its own generic amlodipine besylate product and, in response, we launched our own generic amlodipine besylate product through Pfizer's Greenstone subsidiary.

We will continue to pursue all available legal remedies to seek to protect Norvasc through the six-month pediatric exclusivity period that expires in September 2007.

Lipitor (atorvastatin)

As previously reported, in late 2005, the U.S. District Court for the District of Delaware held that our basic product patent for Lipitor and our patent covering the active enantiomer form of the drug are valid and would be infringed by the generic atorvastatin product produced by Ranbaxy Laboratories Limited. In August 2006, a panel of the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's decision upholding our basic product patent, but held that our enantiomer patent is invalid based on a technical defect.

In August 2006, Ranbaxy filed a request for a review by the full U.S. Court of Appeals for the Federal Circuit of the panel's decision upholding our basic product patent, and that request was denied in October 2006. In January 2007, Ranbaxy filed a request for a review of the decision by the U.S. Supreme Court, and that request was denied in April 2007.

With respect to the technical defect in the enantiomer patent, the U.S. Patent and Trademark Office has a process for correcting technical defects in patents. In January 2007, we filed a reissue application with the Patent Office seeking to correct the technical defect in our enantiomer patent.

In April 2007, Teva Pharmaceuticals USA, Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Teva asserts the invalidity of our enantiomer patent which, including the six-month pediatric exclusivity period, expires in June 2011, as well as certain later-expiring polymorph patents. Teva did not challenge our basic patent which, including the six-month pediatric exclusivity period, expires in March 2010.

In Canada, as previously reported, patents protecting Lipitor are being challenged by various generic manufacturers. In December 2006, we obtained a judgment against Novopharm Limited, blocking approval of its generic atorvastatin product based on our enantiomer patent, which expires in July 2010. On January 25, 2007, however, we failed to obtain a similar judgment against Ranbaxy. Both cases are on appeal, and we believe we have substantial arguments to support affirming the first trial court's decision and reversing the second trial court's decision, while recognizing that there is uncertainty in achieving such favorable outcomes.

Even if we are unsuccessful in these appeals, a generic atorvastatin product may not be launched in Canada unless and until other patents protecting Lipitor also are overcome. The earliest filed of those patents blocks Ranbaxy's generic product and will be the subject of a June 2007 trial against Ranbaxy. The remaining patents also are under challenge by Ranbaxy and others in separate proceedings; however, the Canadian regulatory authority may in the future determine to disregard some or all of these later-filed patents when it considers approving generic atorvastatin products. In any event, we do not believe that the outcome of these proceedings, which are unique to Canada, will have bearing on the Lipitor patent proceedings in other countries, including the United States.

Celebrex (celecoxib)

As previously reported, in January 2004, a generic manufacturer notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a product containing celecoxib and asserting the non-infringement and invalidity of our patents relating to celecoxib. In February 2004, we filed suit against the generic manufacturer in the U.S. District Court for the District of New Jersey asserting infringement of our patents relating to celecoxib. In March 2007, the court held that all three of the patents in dispute are valid and infringed and, in April 2007, it issued an injunction prohibiting the generic manufacturer from marketing its generic celecoxib product before 2015. In April 2007, the generic manufacturer appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

Caduet (atorvastatin/amlodipine combination)

As previously reported, in January 2007, a generic manufacturer notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Caduet and asserting the invalidity of our patents relating to atorvastatin and the non-infringement of our patent covering the atorvastatin/amlodipine combination. In March 2007, we filed suit against the generic manufacturer in the U.S. District Court for the District of Delaware asserting the validity and/or infringement of the subject patents.

Other Matters

Importation Litigation

As previously reported, in 2004, a number of purported class actions were filed in the U.S. District Court for the District of Minnesota alleging that Pfizer and several other pharmaceutical manufacturers violated federal and state civil antitrust laws by conspiring to prevent the importation of brand-name prescription drugs from Canada. These suits were consolidated into a single action in the District of Minnesota (In re Canadian Import Antitrust Litigation). In August 2005, the court granted the defendants' motion to dismiss this action, and the plaintiffs appealed the decision. In November 2006, the U.S. Court of Appeals for the Eighth Circuit affirmed the District Court's decision. The period within which the plaintiffs had the right to seek an appeal to the U.S. Supreme Court has expired.

Securities Litigation

As previously reported, in December 2006, a purported class action was filed in the U.S. District Court for the Southern District of New York alleging that Pfizer and certain current officers and one former officer of Pfizer violated federal securities laws by misrepresenting the safety and efficacy of Torcetrapib and the progress of the development program for Torcetrapib, a product candidate whose development program was terminated on December 2, 2006. In April 2007, the plaintiffs filed an amended complaint that, among other things, expanded the purported class period. Pursuant to the amended complaint, the plaintiffs seek to represent a class consisting of all persons who purchased Pfizer securities between January 19, 2005 and December 2, 2006 and were damaged as a result of the decline in the price of Pfizer's stock, allegedly attributable to the misrepresentations that followed the announcement of the termination of the Torcetrapib development program. The action seeks compensatory damages in an unspecified amount.

Government Investigations

On April 2, 2007, we announced that two Pharmacia subsidiaries have reached separate settlements with the U.S. Department of Justice (the "DOJ") with respect to the DOJ's previously reported investigations regarding Pharmacia's former contractual relationship with a healthcare intermediary as well as the marketing of Genotropin by Pharmacia. These activities took place before Pfizer acquired Pharmacia in 2003.

One of the Pharmacia subsidiaries pleaded guilty to a single count of offering to an outside vendor remuneration in the form of an award of a contract to manage a Genotropin patient-assistance program as an inducement for recommending the purchase of Pharmacia medicines. The subsidiary, which has no current operations, was assessed a fine of $19.7 million and will be disqualified from participation in government healthcare programs. The disqualification will have no impact on current or future Pfizer medicines approved for use in the U.S. and will not affect the continued marketing of Genotropin.

The other Pharmacia subsidiary has entered into a Deferred Prosecution Agreement with the DOJ that includes a fine of $15 million to address the off-label marketing of Genotropin, which Pfizer discovered and self-reported to the DOJ, the FDA and the Office of the Inspector General within a month after the closing of the Pharmacia acquisition. The settlement does not allege that patients suffered any adverse health effects from the off-label uses. Under the agreement, which has a term of three years, no criminal charges will be filed against the Pharmacia subsidiary if it complies with the terms of the agreement.

The two settlements, which will have no effect on Pfizer's business and operations, resolve the DOJ's investigations of the healthcare intermediary and Genotropin marketing matters.

Tax Matters

The United States is one of our major tax jurisdictions and the Internal Revenue Service (IRS) is currently conducting audits of the Pfizer Inc. tax returns for the years 2002, 2003 and 2004. The 2005, 2006 and 2007 tax years are also currently under audit as part of the IRS Compliance Assurance Process (CAP), a real-time audit process. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations. With respect to Pharmacia Corporation, the IRS is currently conducting an audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). Although the U.S. audits for Pharmacia Corporation for all previous years have been closed, tax years 2000 through 2002 are still open under the statute of limitations. In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2006), Japan (2004-2006), Europe (1996-2006, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany), and Puerto Rico (2002-2006).

We regularly reevaluate our tax positions, and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would reduce the technical merits of the position to below more likely than not. We believe that our accruals for tax liabilities are adequate for all open years.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the fiscal first quarter of 2007:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2007, through January 31, 2007	28,183,379	$26.54	28,171,328	$9,780,366,876
February 1, 2007, through February 28, 2007	29,899,070	$26.36	29,834,089	$8,994,006,268
March 1, 2007, through April 1, 2007	39,997,975	$25.32	38,152,100	$8,028,476,677
Total	98,080,424	$25.99	96,157,517

(a)

On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the "2005 Stock Purchase Plan"). On June 26, 2006, Pfizer announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion.

(b)

In addition to purchases under the 2005 Stock Purchase Plan, these columns reflects the following transactions during the fiscal first quarter of 2007: (i) the deemed surrender to Pfizer of 53,723 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 93,038 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 1,776,146 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on six items at the Annual Meeting of Shareholders held on April 26, 2007:

1.	the election of twelve directors to terms ending in 2008
2.	a proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2007
3.	a shareholder proposal relating to cumulative voting
4.	a shareholder proposal requesting a report on the rationale for exporting animal experimentation
5.	a shareholder proposal requesting a report on the feasibility of amending Pfizer's corporate policy on laboratory animal care and use
6.	a shareholder proposal relating to qualifications for director nominees

The nominees for director were elected based upon the following votes:

Nominee	Votes For	Votes Withheld

Dennis A. Ausiello	5,955,261,241	215,990,404
Michael S. Brown	5,903,469,080	267,782,565
M. Anthony Burns	5,903,631,813	267,619,832
Robert N. Burt	5,947,161,162	224,090,483
W. Don Cornwell	5,910,573,031	260,678,614
William H. Gray III	5,905,017,765	266,233,880
Constance J. Horner	5,907,249,325	264,002,320
William R. Howell	5,922,650,478	248,601,167
Jeffrey B. Kindler	5,906,137,433	265,114,212
George A. Lorch	5,936,008,036	235,243,609
Dana G. Mead	5,936,958,394	234,293,251
William C. Steere, Jr.	5,898,192,234	273,059,411

The proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2007 received the following votes:

•	5,983,472,482	Votes for approval
•	135,018,663	Votes against
•	52,760,500	Abstentions
	There were no broker non-votes for this item.

The shareholder proposal relating to cumulative voting received the following votes:

•	2,088,932,256	Votes for approval
•	2,854,203,875	Votes against
•	71,838,297	Abstentions
•	1,156,277,217	Broker non-votes

The shareholder proposal requesting a report on the rationale for exporting animal experimentation received the following votes:

•	357,791,090	Votes for approval
•	3,849,371,227	Votes against
•	807,808,490	Abstentions
•	1,156,280,838	Broker non-votes

The shareholder proposal requesting a report on the feasibility of amending Pfizer's corporate policy on laboratory animal care and use received the following votes:

•	307,549,848	Votes for approval
•	3,910,545,608	Votes against
•	796,852,936	Abstentions
•	1,156,303,253	Broker non-votes

The shareholder proposal relating to qualifications for director nominees received the following votes:

•	208,034,944	Votes for approval
•	4,730,124,132	Votes against
•	76,812,062	Abstentions
•	1,156,280,507	Broker non-votes

Item 5.  Other Information.

None

Item 6.	Exhibits.

	1) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	2) Exhibit 15	-	Accountants' Acknowledgment

	3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: May 4, 2007	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Three Months Ended April 1,	Year Ended December 31,
(in millions, except ratios)	2007	2006	2005	2004	2003	2002

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$4,053	$13,028	$10,800	$13,403	$2,781	$11,269
Less:
Minority interests	3	12	12	7	1	3
Income adjusted for minority interests	4,050	13,016	10,788	13,396	2,780	11,266
Add:
Fixed charges	202	642	622	505	438	318
Total earnings as defined	$4,252	$13,658	$11,410	$13,901	$3,218	$11,584

Fixed charges:
Interest expense (a)	$164	$488	$471	$347	$270	$251
Preferred stock dividends (b)	3	14	14	12	10	--
Rents (c)	35	140	137	146	158	67
Fixed charges	202	642	622	505	438	318

Capitalized interest	9	29	17	12	20	28

Total fixed charges	$211	$671	$639	$517	$458	$346

Ratio of earnings to fixed charges	20.2	20.4	17.9	26.9	7.0	33.5

All financial information reflects the following as discontinued operations for all periods presented: the Consumer Healthcare business; for 2006, 2005, 2004 and 2003: certain European generics businesses; and for 2004 and 2003: our in-vitro allergy and autoimmune diagnostics testing, and surgical ophthalmics.

All financial information reflects the following as discontinued operations for 2003 and 2002: our confectionery, shaving and fish-care products businesses, as well as the Estrostep, Loestrin and femhrt women's health product lines for all the years presented.

(a)	Interest expense includes amortization of debt premium, discount and expenses.

(b)	Preferred stock dividends are from our Series A convertible perpetual preferred stock held by an Employee Stock Ownership Plan assumed in connection with our acquisition of Pharmacia in 2003.

(c)	Rents included in the computation consist of one-third of rental expense, which we believe to be a conservative estimate of an interest factor in our leases, which are not material.

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 4, 2007, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended April 1, 2007, in the following Registration Statements:

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

- Form S-8 dated April 16, 2003 (File No. 333-104582),

- Form S-8 dated November 18, 2003 (File No. 333-110571),

- Form S-8 dated December 18, 2003 (File No. 333-111333),

- Form S-8 dated April 26, 2004 (File No.333-114852),

- Form S-3 dated March 1, 2005 (File No. 333-123058),

- Form S-8 dated March 1, 2007 (File No. 333-140987),

- Form S-3 dated March 1, 2007 (File No. 333-140989), and

- Form S-3 dated March 30, 2007 (File No. 333-141729).

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

KPMG LLP

New York, New York
May 4, 2007

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

Date:  May 4, 2007

/s/ Jeffrey B. Kindler
Jeffrey B. Kindler Chairman of the Board and Chief Executive Officer

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

Date:  May 4, 2007

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended April 1, 2007 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chairman of the Board and Chief Executive Officer
May 4, 2007

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended April 1, 2007 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
 Alan G. Levin
Senior Vice President and Chief Financial Officer
May 4, 2007

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