Form 10-Q
period 2007-07-01
PFIZER INC
filed 2007-08-06
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

YES    X             NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X                     Accelerated filer                     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                    NO     X

At August 1, 2007, 6,927,108,833 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
July 1, 2007

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements

Condensed Consolidated Statements of Income for the three months and six months ended July 1, 2007, and July 2, 2006	3

Condensed Consolidated Balance Sheets as of July 1, 2007, and December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2007, and July 2, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	18

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.
Controls and Procedures	49

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	49

Item 1A.
Risk Factors	51

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.
Defaults Upon Senior Securities	52

Item 4.
Submission of Matters to a Vote of Security Holders	52

Item 5.
Other Information	52

Item 6.
Exhibits	53

Signature	54

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions, except per common share data)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenues	$11,084	$11,741	$23,558	$23,488

Costs and expenses:
Cost of sales(a)	2,109	1,790	3,996	3,461
Selling, informational and administrative expenses(a)	3,844	3,881	7,205	7,276
Research and development expenses(a)	2,165	1,742	3,830	3,285
Amortization of intangible assets	783	823	1,598	1,648
Acquisition-related in-process research and development charges	--	513	283	513
Restructuring charges and acquisition-related costs	1,051	268	1,863	567
Other (income)/deductions - net	(487)	(359)	(889)	(615)

Income from continuing operations before provision for taxes on income and minority interests	1,619	3,083	5,672	7,353

Provision for taxes on income	272	790	961	1,052

Minority interests	2	3	5	5

Income from continuing operations	1,345	2,290	4,706	6,296

Discontinued operations:
Income from discontinued operations - net of tax	--	108	--	210
Gains/(losses) on sales of discontinued operations - net of tax	(78)	17	(47)	20

Discontinued operations - net of tax	(78)	125	(47)	230

Net income	$1,267	$2,415	$4,659	$6,526

Earnings per common share - basic:
Income from continuing operations	$0.19	$0.31	$0.67	$0.86
Discontinued operations - net of tax	(0.01)	0.02	(0.01)	0.03
Net income	$0.18	$0.33	$0.66	$0.89

Earnings per common share - diluted:
Income from continuing operations	$0.19	$0.31	$0.67	$0.86
Discontinued operations - net of tax	(0.01)	0.02	(0.01)	0.03
Net income	$0.18	$0.33	$0.66	$0.89

Weighted-average shares used to calculate earnings per common share:
Basic	6,966	7,282	7,009	7,298

Diluted	6,990	7,305	7,033	7,330

Cash dividends paid per common share	$0.29	$0.24	$0.58	$0.48

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 10B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(millions of dollars)	July 1, 2007*	Dec. 31, 2006**
ASSETS
Cash and cash equivalents	$2,138	$1,827
Short-term investments	20,115	25,886
Accounts receivable, less allowance for doubtful accounts	9,497	9,392
Short-term loans	540	514
Inventories	5,734	6,111
Prepaid expenses and taxes	3,564	3,157
Assets of discontinued operations and other assets held for sale	34	62
Total current assets	41,622	46,949
Long-term investments and loans	5,067	3,892
Property, plant and equipment, less accumulated depreciation	16,298	16,632
Goodwill	20,985	20,876
Identifiable intangible assets, less accumulated amortization	22,902	24,350
Other assets, deferred taxes and deferred charges	3,529	2,138
Total assets	$110,403	$114,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings, including current portion of long-term debt	$2,432	$2,434
Accounts payable	1,845	2,019
Dividends payable	2,010	2,055
Income taxes payable	516	6,466
Accrued compensation and related items	1,573	1,903
Other current liabilities	6,760	6,510
Liabilities of discontinued operations and other liabilities held for sale	--	2
Total current liabilities	15,136	21,389

Long-term debt	5,777	5,546
Pension benefit obligations	3,389	3,632
Postretirement benefit obligations	1,955	1,970
Deferred taxes	7,602	8,015
Other taxes payable	5,426	--
Other noncurrent liabilities	3,024	2,927
Total liabilities	42,309	43,479

Shareholders' equity
Preferred stock	110	141
Common stock	442	441
Additional paid-in capital	69,555	69,104
Employee benefit trust, at fair value	(604)	(788)
Treasury stock	(51,833)	(46,740)
Retained earnings	50,304	49,669
Accumulated other comprehensive income/(expense)	120	(469)

Total shareholders' equity	68,094	71,358
Total liabilities and shareholders' equity	$110,403	$114,837

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006

Operating Activities:
Net income	$4,659	$6,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,712	2,694
Share-based compensation expense	228	326
Acquisition-related in-process research and development charges	283	513
Gains on disposal of investments, products and product lines	(79)	(168)
(Gains)/losses on sales of discontinued operations	39	(31)
Deferred taxes from continuing operations	(951)	(438)
Other deferred taxes	--	45
Other non-cash adjustments	37	270
Changes in assets and liabilities (net of businesses acquired and divested)	(2,020)	(633)

Net cash provided by operating activities	4,908	9,104

Investing Activities:
Purchases of property, plant and equipment	(757)	(887)
Purchases of short-term investments	(10,738)	(5,663)
Proceeds from redemptions of short-term investments	17,101	13,239
Purchases of long-term investments	(1,243)	(248)
Proceeds from redemptions of long-term investments	22	47
Purchases of other assets	(82)	(78)
Proceeds from sales of other assets	29	3
Proceeds from the sales of businesses, products and product lines	14	14
Acquisitions, net of cash acquired	(463)	(1,989)
Other investing activities	(336)	(116)

Net cash provided by investing activities	3,547	4,322

Financing Activities:
Increase in short-term borrowings, net	78	938
Principal payments on short-term borrowings	(763)	(10,583)
Proceeds from issuances of long-term debt	1,243	1,054
Principal payments on long-term debt	(60)	(2)
Purchases of common stock	(4,999)	(2,000)
Cash dividends paid	(4,040)	(3,468)
Stock option transactions and other	383	318

Net cash used in financing activities	(8,158)	(13,743)
Effect of exchange-rate changes on cash and cash equivalents	14	(9)
Net increase/(decrease) in cash and cash equivalents	311	(326)
Cash and cash equivalents at beginning of period	1,827	2,247

Cash and cash equivalents at end of period	$2,138	$1,921

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,672	$921
Interest	354	414

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six month periods ended May 27, 2007, and May 28, 2006.

We made certain reclassifications to prior period amounts to conform to the second-quarter 2007 presentation.

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

Note 2.  Adoption of New Accounting Policy

As of January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, and supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007, and changed our policy related to the accounting for income tax contingencies. To understand the cumulative effect of these accounting changes, see Note 6A. Taxes on Income: Adoption of New Accounting Standard.

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

Under the benefit recognition model, if our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency.

Liabilities associated with uncertain tax positions are now classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, continue to be recorded in Provision for taxes on income and are classified on the balance sheet with the related tax liability.

Prior to 2007, our policy had been to account for income tax contingencies based on whether we determined our tax position to be 'probable' under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. In addition, we previously considered all tax liabilities as current once the associated tax year was under audit.

Note 3.  Acquisitions

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp., a privately held biopharmaceutical company with a number of diabetes candidates and a novel technology platform for developing new protein drug candidates, and Embrex, Inc., an animal health company that possesses a unique vaccine delivery system known as Inovoject, which enables baby chicks to be vaccinated while inside their eggs. In connection with these and other small acquisitions, we recorded $283 million, in Acquisition-related in-process research and development charges in the first quarter of 2007.

In the second quarter of 2006, we completed the acquisition of all the outstanding shares of Rinat Neuroscience Corp., a biologics company with several new central-nervous-system product candidates. In connection with this and other smaller acquisitions, we recorded $513 million, in Acquisition-related in-process research and development charges in the second quarter of 2006.

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

Note 4.  Discontinued Operations

The following amounts, primarily related to our Consumer Healthcare business which was sold in December 2006 for $16.6 billion, have been segregated from continuing operations and included in Discontinued operations - net of tax in the condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenues	$--	$1,027	$--	$1,946

Pre-tax income	$--	$160	$--	$315
Provision for taxes on income	--	(52)	--	(105)
Income from operations of discontinued businesses - net of tax	--	108	--	210
Pre-tax gains/(losses) on sales of discontinued businesses	(79)	26	(39)	31
Provision for taxes on gains	1	(9)	(8)	(11)
Gains/(losses) on sales of discontinued operations - net of tax	(78)	17	(47)	20
Discontinued operations - net of tax	$(78)	$125	$(47)	$230

For a period of time, we will continue to generate cash flows and to report income statement activity in continuing operations that are associated with our former Consumer Healthcare business. The activities that give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations to the new owner. Included in continuing operations for the second quarter of 2007 were the following amounts associated with these transition service agreements that will no longer occur after the full transfer of activities to the new owner: Revenues of $50 million; Cost of sales of $45 million; Selling, informational and administrative expense of $5 million; and Other (income)/deduction-net of $7 million in income, and for the first six months of 2007: Revenues of $94 million; Cost of sales of $80 million; Selling, informational and administrative expense of $7 million; and Other (income)/deduction-net of $9 million in income.

Note 5.  Adapting to Scale Productivity Initiative

We incurred the following costs in connection with our Adapting to Scale (AtS) productivity initiative, which was launched in early 2005 and broadened in October 2006:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Implementation costs(a)	$317	$180	$491	$365
Restructuring charges(b)	1,035	262	1,830	556
Total AtS costs	$1,352	$442	$2,321	$921

(a)

For the second quarter of 2007, included in Cost of sales ($170 million), Selling, informational and administrative expenses ($79 million), Research and development expenses ($131 million) and Other (income)/deductions - net ($63 million income). For the second quarter of 2006, included in Cost of sales ($104 million), Selling, informational and administrative expenses ($58 million), Research and development expenses ($40 million) and Other (income)/deductions - net ($22 million income).For the first six months of 2007, included in Cost of sales ($264 million), Selling, informational and administrative expenses ($128 million), Research and development expenses ($162 million) and Other (income)/deductions - net ($63 million income). For the first six months of 2006, included in Cost of sales ($228 million), Selling, informational and administrative expenses ($97 million), Research and development expenses ($62 million) and Other (income)/deductions - net ($22 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

AtS costs associated with Discontinued operations in 2006 were not significant.

Through July 1, 2007, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our worldwide marketing and research and development operations, while the implementation costs primarily relate to system and process standardization, as well as the expansion of shared services.

The components of restructuring charges associated with AtS follow:

(millions of dollars)	Costs Incurred Through July 1, 2007	Utilization Through July 1, 2007	Accrual as of July 1, 2007	(a)

Employee termination costs	$2,664	$1,306	$1,358
Asset impairments	606	606	--
Other	294	197	97
Total	$3,564	$2,109	$1,455

(a)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($215 million).

During the second quarter of 2007, we expensed $821 million for Employee termination costs, $93 million for Asset impairments and $121 million in Other. During the first six months of 2007, we expensed $1.6 billion for Employee termination costs, $116 million for Asset impairments and $162 million in Other. Through July 1, 2007, costs incurred for Employee termination costs represent the expected reduction of the workforce by approximately 18,400 employees, mainly in research, manufacturing and sales. As of July 1, 2007, approximately 9,900 of these employees have been formally terminated. Employee termination costs are recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 6.  Taxes on Income

A.  Adoption of New Accounting Standard

As of January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, as supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007. See Note 2. Adoption of New Accounting Policy, for a full description of our accounting policy related to the accounting for income tax contingencies. As a result of the implementation of FIN 48, at the date of adoption, we reduced our existing liabilities for uncertain tax positions by approximately $11 million, which has been recorded as a direct adjustment to the opening balance of Retained earnings and changed the classification of virtually all amounts associated with uncertain tax positions approximately $4.0 billion, including the associated accrued interest of approximately $780 million, from current to noncurrent. For details, see section C. Tax Contingencies below.

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

As of July 1, 2007, we intend to permanently reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on unremitted earnings.

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

We regularly reevaluate our tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would either increase or decrease the technical merits of a position relative to the more likely than not standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

Because tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. The amounts associated with uncertain tax positions are as follows:

(millions of dollars)	July 1, 2007	January 1, 2007

Non-current deferred tax assets(a)	$451	$395
Other tax assets(a)	726	647
Income taxes payable(b)	(135)	(47)
Other taxes payable(b)	(5,426)	(4,962)
Total amounts associated with uncertain tax positions	$(4,384)	$(3,967)

(a)	Included in Other assets, deferred taxes and deferred charges.
(b)	Includes gross accrued interest. Accrued penalties are not significant.

Tax liabilities associated with uncertain tax positions represent unrecognized tax benefits, which arise when the estimated benefit recorded in our financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact our effective income tax rate.

Tax assets associated with uncertain tax positions represent our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction. These potential benefits generally result from cooperative efforts among taxing authorities to minimize double taxation. The recoverability of these assets, which we believe to be more likely than not, is dependent upon the actual payment of taxes in one tax jurisdiction and, in some cases, the successful petition for recovery in another tax jurisdiction.

If our estimates of unrecognized tax benefits and potential tax benefits are not representative of actual outcomes, our financial statements could be materially affected in the period of settlement as we treat settlements as discrete items in the period of resolution. Based on the protocol of finalizing audits by the relevant taxing authorities, which could include formal administrative and legal proceedings, except for amounts reflected in Income taxes payable, we are unable to estimate the range of reasonably possible change related to our uncertain tax positions within the next 12 months. However, any settlements would likely result in a significant decrease in our uncertain tax positions.

Note 7.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Net income	$1,267	$2,415	$4,659	$6,526
Other comprehensive income/(expense):
Currency translation adjustment and other	500	688	372	998
Net unrealized gains/(losses) on derivative financial instruments	9	22	18	93
Net unrealized gains/(losses) on available-for-sale securities	9	(36)	5	(33)
Benefit plan adjustments	113	(17)	194	(29)
Total other comprehensive income/(expense)	631	657	589	1,029
Total comprehensive income	$1,898	$3,072	$5,248	$7,555

Amounts of comprehensive income associated with discontinued operations in 2006 were not significant.

Note 8.  Financial Instruments

A.  Long-Term Debt

On May 11, 2007, we issued the following notes to be used for general corporate purposes:

•	$1.2 billion equivalent, senior, unsecured, euro-denominated notes, due May 15, 2017, which pay interest annually, beginning on May 15, 2008, at a fixed rate of 4.55%.

The notes were issued under a new securities registration statement filed with the SEC in March 2007.

B.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the first six months of 2007.

Foreign Exchange Risk

During the first six months of 2007, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of July 1, 2007 (millions of dollars)	Maturity Date
Forwards	OCL		--		Short-term foreign currency assets and liabilities(d)	$ 2,651	2007
Forwards	Prepaid		CF		Yen available-for-sale investments	2,212	2007
Swap	ONCL		--		Euro fixed rate debt	1,216	2017
Forwards	OCL		CF		Euro available-for-sale investments	1,041	2007
Forwards	Prepaid		CF		Euro available-for-sale investments	696	2007
Swap	Other assets		FV		Swiss franc loan	143	2009

(a)	Forwards = Forward-exchange contracts.
(b)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge foreign exchange risk. The abbreviations used are defined as follows: Prepaid = Prepaid expenses and taxes; Other assets = Other assets, deferred taxes and deferred charges; OCL = Other current liabilities; and ONCL = Other noncurrent liabilities.

(c)	CF = Cash flow hedge; FV = Fair value hedge.
(d)	Forward-exchange contracts used to offset short-term foreign currency assets and liabilities are primarily for intercompany transactions in euros, U.K. pounds, Japanese yen and Canadian dollars.

These foreign-exchange instruments serve to protect us against the impact of the translation into U.S. dollars of certain foreign currency denominated transactions.

Interest Rate Risk

During the first six months of 2007, we entered into the following new hedging activities:

Instrument	Primary Balance Sheet Caption	(a)	Hedge Type	(b)	Hedged Item	Notional Amount as of July 1, 2007 (millions of dollars)	Maturity Date
Swap	ONCL		FV		Euro fixed rate debt	$ 1,216	2017
Swaps	ONCL		CF		Available-for-sale investments	646	2009

(a)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge interest rate risk. The abbreviation used is defined as follows: ONCL = Other noncurrent liabilities.

(b)	FV = Fair value hedge; CF = Cash flow hedge.

The interest rate instruments serve to hedge the fixed or variable interest rates on the hedged items, matching the amount and timing of the hedged items.

Note 9.  Inventories

The components of inventories follow:

(millions of dollars)	July 1, 2007	Dec. 31, 2006

Finished goods	$1,898	$1,651
Work-in-process	2,624	3,198
Raw materials and supplies	1,212	1,262
Total inventories	$5,734	$6,111

Note 10.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended July 1, 2007, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2006	$20,798	$61	$17	$20,876
Additions(a)	--	39	--	39
Other(b)	69	--	1	70
Balance, July 1, 2007	$20,867	$100	$18	$20,985

(a)	Primarily related to Embrex, Inc.
(b)	Includes the impact of foreign exchange, partially offset by adjustments to certain purchase accounting liabilities.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	July 1, 2007		Dec. 31, 2006
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed technology rights	$32,993	$(14,093)	$32,769	$(12,423)
Brands	1,016	(434)	888	(417)
License agreements	209	(50)	189	(41)
Trademarks	117	(75)	113	(73)
Other(a)	529	(285)	508	(266)
Total amortized finite-lived intangible assets	34,864	(14,937)	34,467	(13,220)
Indefinite-lived intangible assets:
Brands	2,863	--	2,991	--
Trademarks	77	--	77	--
Other(b)	35	--	35	--
Total indefinite-lived intangible assets	2,975	--	3,103	--
Total identifiable intangible assets	$37,839	$(14,937)	$37,570	$(13,220)

Total identifiable intangible assets, less accumulated amortization	$22,902	$24,350

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Includes pension-related intangible assets.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property are included in Amortization of intangible assets as they benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function are included in Cost of sales, Selling, informational and administrative expenses, and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $826 million for the second quarter of 2007 and $848 million for the second quarter of 2006, and $1.7 billion for the first six months of both 2007 and 2006. Amounts of amortization expense associated with discontinued operations in 2006 were not significant.

The expected annual amortization expense is $3.3 billion in 2007; $2.8 billion in 2008; $2.6 billion in 2009; $2.5 in each of 2010 and 2011; and $2.3 billion in 2012.

Note 11.  Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the three months ended July 1, 2007, and July 2, 2006, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$71	$92	$7	$11	$72	$75	$11	$12
Interest cost	111	112	14	15	86	76	35	31
Expected return on plan assets	(170)	(154)	--	--	(94)	(79)	(9)	(6)
Amortization of:
Actuarial losses	15	28	11	10	23	25	9	8
Prior service costs/(credits)	2	2	--	(1)	--	1	--	1
Curtailments and settlements - net	4	21	(2)	1	(5)	7	(2)	12
Special termination benefits	3	4	--	--	2	7	4	2
Less: amounts included in discontinued operations	--	(4)	--	(1)	--	(4)	--	(1)
Net periodic benefit costs	$36	$101	$30	$35	$84	$108	$48	$59

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the first six months of 2007 and 2006, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$148	$186	$14	$22	$145	$149	$22	$24
Interest cost	234	224	28	30	172	150	69	63
Expected return on plan assets	(360)	(315)	--	--	(188)	(156)	(18)	(14)
Amortization of:
Actuarial losses	35	59	23	21	47	51	21	17
Prior service costs/(credits)	5	4	(1)	(1)	--	1	--	1
Curtailments and settlements - net	13	25	5	--	(105)	9	--	15
Special termination benefits	6	10	--	--	5	11	8	5
Less: amounts included in discontinued operations	--	(8)	--	(1)	--	(8)	--	(2)
Net periodic benefit costs	$81	$185	$69	$71	$76	$207	$102	$109

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

For the first six months of 2007, we contributed from our general assets $3 million to our U.S. qualified pension plans, $48 million to our U.S. supplemental (non-qualified) pension plans, $234 million to our international pension plans and $79 million to our postretirement plans.

During 2007, we expect to contribute, from our general assets, a total of $105 million to our U.S. qualified pension plans, $68 million to our U.S. supplemental (non-qualified) pension plans, $442 million to our international pension plans and $158 million to our postretirement plans. Contributions expected to be made for 2007 are inclusive of amounts contributed during the first six months of 2007. The contributions from our general assets include direct employer benefit payments.

Note 12.  Share-Based Payments

We make our major annual grant of stock options, restricted stock units and performance share awards in the first quarter of each year. Net income included the following share-based expense and the associated tax benefit:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Stock option expense	$51	$100	$154	$221
Restricted stock unit expense	42	50	96	90
Performance share awards and performance-contingent share awards expense	(6)	4	(22)	15
Share-based payment expense	87	154	228	326
Tax benefit for share-based compensation expense	(30)	(45)	(71)	(93)
Share-based payment expense, net of tax	$57	$109	$157	$233

Amounts capitalized as part of inventory cost were not significant. The impact of modifications under the AtS productivity initiative to share-based awards was not significant in any period presented above. Generally, these modifications resulted in an acceleration of vesting, either in accordance with plan terms or at management's discretion. Share-based compensation expense associated with Discontinued operations in 2006 was not significant.

Note 13.  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Six Months Ended
(millions)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

EPS Numerator - Basic:
Income from continuing operations	$1,345	$2,290	$4,706	$6,296
Less: Preferred stock dividends - net of tax	1	2	2	3
Income available to common shareholders from continuing operations	1,344	2,288	4,704	6,293
Discontinued operations - net of tax	(78)	125	(47)	230
Net income available to common shareholders	$1,266	$2,413	$4,657	$6,523

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,966	7,282	7,009	7,298

EPS Numerator - Diluted:
Income from continuing operations	$1,345	$2,290	$4,706	$6,296
Less: ESOP contribution - net of tax	--	1	1	2
Income available to common shareholders from continuing operations	1,345	2,289	4,705	6,294
Discontinued operations - net of tax	(78)	125	(47)	230
Net income available to common shareholders	$1,267	$2,414	$4,658	$6,524

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,966	7,282	7,009	7,298
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	24	23	24	32
Weighted-average number of common shares outstanding and common share equivalents	6,990	7,305	7,033	7,330

Stock options that had exercise prices greater than the average market price of our common stock and stock issuable under employee compensation plans*	403	592	404	591

*

These common stock equivalents were outstanding during these periods but were not included in the computation of diluted EPS for these periods because their inclusion would have had an anti-dilutive effect.

In the computation of diluted EPS, income from continuing operations and net income are reduced by the incremental contribution to the ESOPs, which were acquired as part of our Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOPs would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

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

Revenues and profit/(loss) by segment for the three months and six months ended July 1, 2007, and July 2, 2006, follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006

Revenues:
Pharmaceutical	$10,105		$10,915		$21,686		$21,932
Animal Health	632		583		1,218		1,094
Corporate/Other(a)	347		243		654		462
Total revenues	$11,084		$11,741		$23,558		$23,488

Segment profit/(loss)(b)
Pharmaceutical	$4,273		$5,262		$10,753		$11,216
Animal Health	142		125		279		234
Corporate/Other(a)	(2,796)	(c)	(2,304)	(d)	(5,360)	(c)	(4,097)	(d)
Total profit/(loss)	$1,619		$3,083		$5,672		$7,353

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

(c)

For the three months and six months ended July 1, 2007, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $782 million and $1.9 billion, including acquired in-process research and development, intangible asset amortization and other charges, (ii) acquisition-related costs of $16 million and $33 million, (iii) restructuring charges and implementation costs associated with the AtS productivity initiative of $1.4 billion and $2.3 billion, (iv) all share-based compensation expense, (v) transition activity associated with our former Consumer Healthcare business of $7 million income and $16 million income and (vi) a $25 million charge for litigation-related matters.

(d)

For the three months and six months ended July 2, 2006, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $1.3 billion and $2.1 billion, including acquired in-process research and development charges and incremental intangible asset amortization and other charges, (ii) acquisition-related costs of $6 million and $11 million, (iii) restructuring charges and implementation costs associated with the AtS productivity initiative of $442 million and $921 million, (iv) gain on disposals of investments and other of $23 million and $74 million, and (v) a research and development milestone due to us from sanofi-aventis of approximately $118 million in the first quarter of 2006.

Revenues for each group of similar products follow:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	% Change	July 1, 2007	July 2, 2006	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,083	$4,769	(14)%	$9,238	$9,517	(3)%
Central nervous system disorders	1,174	1,643	(29)	2,419	3,287	(26)
Arthritis and pain	626	627	--	1,375	1,268	8
Infectious and respiratory diseases	837	835	--	1,750	1,772	(1)
Urology	663	660	--	1,414	1,323	7
Oncology	652	540	21	1,247	1,010	24
Ophthalmology	400	352	14	766	689	11
Endocrine disorders	253	232	9	498	478	4
All other	1,025	933	10	2,189	1,940	13
Alliance revenue	392	324	21	790	648	22
Total Pharmaceutical	10,105	10,915	(7)	21,686	21,932	(1)
ANIMAL HEALTH	632	583	9	1,218	1,094	11
OTHER	347	243	43	654	462	42
Total revenues	$11,084	$11,741	(6)	$23,558	$23,488	--

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of July 1, 2007, the related condensed consolidated statements of income for the three-month and six month periods ended July 1, 2007 and July 2, 2006, and the related condensed consolidated statements of cash flows for the six month periods ended July 1, 2007 and July 2, 2006. These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 6, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Our Performance and Operating Environment. This section, beginning on page 21, provides information about the following: our business; our performance during the three months and six months ended July 1, 2007; our operating environment; our response to key opportunities and challenges; our strategic initiatives, such as acquisitions; and our productivity and cost savings program.

•

Revenues. This section, beginning on page 25, provides an analysis of our products and revenues for the three months and six months ended July 1, 2007, and July 2, 2006, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 35, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, beginning on page 37, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 37, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 42, provides an analysis of our balance sheets as of  July 1, 2007, and December 31, 2006, and cash flows for the six months ended July 1, 2007, and  July 2, 2006, as well as a discussion of our outstanding debt and commitments that existed as of July 1, 2007, and December 31, 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	Outlook. This section, beginning on page 46, provides a discussion of our expectations for full-year 2007 and 2008.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 46, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations and business plans and prospects. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statement of Income follow:

	Three Months Ended			Six Months Ended
(millions of dollars, except per common share data)	July 1, 2007	July 2, 2006	% Change	July 1, 2007	July 2, 2006	% Change

Revenues	$11,084	$11,741	(6)%	$23,558	$23,488	-- %

Cost of sales	2,109	1,790	18	3,996	3,461	15
% of revenues	19.0%	15.2%		17.0%	14.7%

Selling, informational and administrative expenses	3,844	3,881	(1)	7,205	7,276	(1)
% of revenues	34.7%	33.1%		30.6%	31.0%

Research and development expenses	2,165	1,742	24	3,830	3,285	17
% of revenues	19.5%	14.8%		16.3%	14.0%

Amortization of intangible assets	783	823	(5)	1,598	1,648	(3)
% of revenues	7.1%	7.0%		6.8%	7.0%

Acquisition-related in-process research and development charges	--	513	*	283	513	(45)
% of revenues	--%	4.4%		1.2%	2.2%

Restructuring charges and acquisition-related costs	1,051	268	292	1,863	567	229
% of revenues	9.5%	2.3%		7.9%	2.4%

Other (income)/deductions - net	(487)	(359)	36	(889)	(615)	45

Income from continuing operations before provision for taxes on income, and minority interests	1,619	3,083	(47)	5,672	7,353	(23)
% of revenues	14.6%	26.3%		24.1%	31.3%

Provision for taxes on income	272	790	(66)	961	1,052	(9)

Effective tax rate	16.8%	25.6%		16.9%	14.3%

Minority interests	2	3	(45)	5	5	(15)

Income from continuing operations	1,345	2,290	(41)	4,706	6,296	(25)
% of revenues	12.1%	19.5%		20.0%	26.8%

Discontinued operations - net of tax	(78)	125	*	(47)	230	*

Net income	$1,267	$2,415	(48)	$4,659	$6,526	(29)
% of revenues	11.4%	20.6%		19.8%	27.8%

Earnings per common share - basic:
Income from continuing operations	$0.19	$0.31	(39)	$0.67	$0.86	(22)
Discontinued operations - net of tax	(0.01)	0.02	*	(0.01)	0.03	*
Net income	$0.18	$0.33	(45)	$0.66	$0.89	(26)

Earnings per common share - diluted:
Income from continuing operations	$0.19	$0.31	(39)	$0.67	$0.86	(22)
Discontinued operations - net of tax	(0.01)	0.02	*	(0.01)	0.03	*
Net income	$0.18	$0.33	(45)	$0.66	$0.89	(26)

Cash dividends paid per common share	$0.29	$0.24		$0.58	$0.48

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

Our 2007 Performance

Revenues in the second quarter of  2007 decreased $657 million (6%), compared to the same period in 2006. Revenues in the first six months of 2007, were comparable to the same period in 2006. The significant product impacts on revenues for the second quarter and first six months of 2007, compared to the same periods in 2006, are as follows:

	Second Quarter		Six Months
	Increase/		Increase/
	(decrease)	% Change	(decrease)	% Change
(millions of dollars)	07/06	07/06	07/06	07/06

Zoloft(a)	$(579)	(82)	$(1,212)	(82)
Norvasc(a)	(516)	(45)	(630)	(27)
Lipitor(b)	(404)	(13)	(153)	(2)
Chantix/Champix(c)	200	*	362	*
Lyrica(c)	134	49	337	73
Sutent(c)	110	311	196	380
Caduet	39	50	108	69
Xalatan/Xalacom	38	11	61	9
Zyvox	35	21	107	30
Vfend	27	23	58	25
Aromasin	17	22	40	27
Detrol/Detrol LA	14	5	57	11
Geodon/Zeldox	13	8	47	14
Celebrex	7	1	114	12
Alliance revenue	68	21	142	22

(a)	Zoloft and Norvasc are products that have lost U.S. exclusivity since 2006.
(b)	Lipitor has been impacted by competitive pressures and other factors.
(c)	Chantix/Champix, Lyrica and Sutent are major new products that were launched since 2005.
*	Calculation not meaningful.

Revenues benefited from favorable foreign exchange impacts of $284 million in the second quarter of 2007 and $553 million in the first six months of 2007. Revenues also benefited from lower pharmaceutical product rebates in the first six months of 2007 of approximately $123 million, compared to the same period in 2006, primarily due to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act), effective as of January 1, 2006, changes in product mix and the impact of our contracting strategies with both government and non-government entities. The impact of rebates in the second quarter of 2007, compared to the second quarter of 2006, was not significant to overall revenues. (See further discussion in the "Revenues - Pharmaceutical Revenues" section of this MD&A.)

Income from continuing operations for the second quarter of 2007 was $1.3 billion compared to $2.3 billion in the second quarter of 2006 and $4.7 billion in the first six months of 2007 compared to $6.3 billion in the first six months of 2006. The decreases were primarily due to higher restructuring costs associated with our productivity initiatives in 2007, higher R&D expense, primarily due to the timing of our payments to Bristol-Myers Squibb Company (BMS) in connection with our collaboration to develop and commercialize apixaban, as well as the decline in product revenues discussed above, including the impact of product mix in revenues on Cost of sales and the absence of one-time tax benefits occurring in 2006, partially offset by the decline in Acquisition-related in-process research and development charges from 2006. (See further discussion in the "Cost and Expenses" and "Provision for Taxes on Income" sections of this MD&A.)

Discontinued Operations - net of tax, primarily related to our former Consumer Healthcare business, which was sold in December 2006, for the second quarter of 2007, was a $78 million loss compared to $125 million in income in the second quarter of 2006 and a $47 million loss in the first six months of 2007 compared to $230 million in income in the first six months of 2006. For a period of time, we will continue to generate cash flows and to report income statement activity in continuing operations that are associated with our former Consumer Healthcare business. The activities that give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations to the new owner. Included in continuing operations for the second quarter of 2007, are the following amounts associated with these transition service agreements that will no longer occur after the full transfer of activities to the new owner: Revenues of $50 million, Cost of sales of $45 million, Selling, informational and administrative expense of $5 million and Other (income)/deduction-net of $7 million in income, and for the first six months of 2007, are: Revenues of $94 million, Cost of sales of $80 million, Selling, informational and administrative expense of $7 million and Other (income)/deduction-net of $9 million in income. (See Notes to Condensed Consolidated Financial Statements-Note 4. Discontinued Operations.)

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

Our Operating Environment

We and our industry continue to face significant challenges in a profoundly changing business environment, as explained more fully in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2006. Such industry-wide factors, including pricing and access, intellectual property rights, product competition, the regulatory environment, pipeline productivity and the changing business environment, can significantly impact our businesses. We are taking steps to change the way we run our businesses.

Generic competition significantly impacts our business. We lost U.S. exclusivity for Zoloft in June 2006 and Norvasc in March 2007 and, as expected, significant revenue declines followed. Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and generic simvastatin (Zocor) in June 2006, in addition to other competitive pressures. While we anticipated the difficulty posed by these generic competitors, in the U.S., the volume of patients who switched from Lipitor to generic simvastatin following the entry of multiple generics was greater than we had predicted, particularly in the managed-care environment. In the second quarter of 2007, we improved Lipitor's switch rate volume, returning towards pre-multisource generic levels. In Canada, a lower-court decision against Pfizer has created uncertainty regarding Lipitor's patent protection in Canada. We have appealed that decision. In addition to these challenges, we face the loss of U.S. exclusivity for Zyrtec later in 2007 and Camptosar in 2008. (For more detailed information about Lipitor, Norvasc, Zoloft and other significant products, see further discussion in the "Revenues - Pharmaceutical - Selected Product Descriptions" section of this MD&A.)

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

Response to Key Opportunities and Challenges

As announced on January 22, 2007, we are committed to changing the way we run our business in order to meet the challenges of the changing business environment and to take advantage of the diverse opportunities in the market place.

Our five immediate priorities are to:

•	Maximize our near-and long-term revenues;
•	Establish a lower and more flexible cost base;
•	Create smaller, more focused and more accountable operating units;
•	Engage more productively with customers, patients, physicians and other collaborators; and
•	Make Pfizer a great place to work.

We believe that we are making progress on all of these goals. For details about our strategic initiatives, see "Our Strategic Initiatives - Strategy and Recent Transactions" section of this MD&A, and for details about our productivity initiative, see "Our Productivity and Cost Savings Program" section of this MD&A.

We are examining a whole range of possibilities that will shape the company over the next five to 10 years. Some of the strategic elements that build on our immediate priorities while providing a framework for our longer-term opportunities may include:

•

Revitalizing our internal Research & Development (R&D) productivity by focusing our efforts to improve productivity and give discovery and development teams more flexibility and clearer goals, as well as committing considerable resources to promising therapeutic areas including oncology, diabetes, and neurological disorders, among others.

•

Focusing our business development by thoroughly assessing and prioritizing every therapeutic area, looking at gaps we have identified and accelerating programs we already have. We are also developing opportunistic strategies concerning the best products, product candidates and technologies.

•

Building a major presence in biotherapeutics by recognizing that our core strength with small molecules must be complemented by large molecules, as they involve some of the most promising R&D technology and cutting-edge science in medical research, as well as integrating our investments, R&D and existing internal capabilities with disciplined business development.

•

Driving innovation in product life cycle management by taking a broader look at our business model and examining it from all angles. We believe there are opportunities to better manage our products' growth and development throughout their entire time on the market and bring innovation to our "go to market" promotional and commercial strategies. We plan to develop ways to further enhance the value of mature products, as well as those close to losing their exclusivity and to create product-line extensions where feasible. In connection with the production of these products, we are pursuing new ways to accelerate our high-quality, low-cost manufacturing initiatives.

•

Stepping up our focus and investments in emerging markets by developing strategies in areas, especially Eastern Europe and Asia, where changing demographics and economics will drive growing demand for high-quality healthcare and offer the best potential for our products.

•

Seeking complementary opportunities in products and technologies that have the potential to add value to our core pharmaceutical offerings as there are many possible ways for us to enhance our pharmaceutical products with the medical technologies of the future.

Our Strategic Initiatives - Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our own new-product pipeline, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business development strategy targets a number of growth opportunities, including biologics, oncology, Alzheimer's disease, cardiovascular disease, vaccines and other products and services that seek to provide innovative healthcare solutions.

•

In the second quarter of 2007, we entered into a collaboration agreement with BMS to further develop and commercialize apixaban, an oral anticoagulant compound discovered by BMS, that is being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. We made an up-front payment to BMS of $250 million and additional payments to BMS related to product development efforts, which are included in Research and development expenses for the three months and six months ended July 1, 2007. We may also make additional payments of up to $750 million to BMS based on development and regulatory milestones. In a separate agreement, we will also collaborate with BMS on the research, development and commercialization of a Pfizer discovery program, which includes preclinical compounds with potential applications for the treatment of metabolic disorders, including obesity and diabetes.

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

•

In the second quarter of 2006, we completed the acquisition of Rinat Neuroscience Corp. (Rinat), a biologics company with several new central-nervous-system product candidates. In connection with this and other smaller acquisitions, we recorded $513 million in Acquisition-related in-process research and development charges in the second quarter of 2006.

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

We are generating cost savings through site rationalization in research and manufacturing, reductions in our global sales force, streamlined organizational structures, staff function reductions, and increased outsourcing and procurement savings. Projects in various stages of completion include:

•

Reorganization of our Field Force - We completed the U.S. reorganization in December 2006, which included a 20% reduction in our U.S. field force. We are taking similar measures in the international markets. The restructured U.S. field force was operational starting in April 2007 and productivity per sales representative has returned to the levels before the reorganization, retaining our competitiveness and share of voice. Globally, we have reduced our overall workforce by approximately 8% so far this year. Additional savings are being generated from de-layering, eliminating duplicative work, and strategically re-aligning various functions.

•

Strategic Outsourcing - As an example of this activity, we recently partnered with a single strategic service provider for certain information technology activities which have been performed by Pfizer and contractors. By consolidating 11 third-party providers and reducing labor cost, we expect to generate considerable annual savings and higher quality services.

•

Plant Network Optimization - We are transforming our global manufacturing network to improve efficiency and reduce overall cost. We have reduced our network of plants to 60 from 93 four years ago. We have also announced significant additional closures and divestitures. The cumulative impact will be a more focused, streamlined and competitive manufacturing operation, with less than 50% of our plants and a reduction of 35% of our manufacturing employees compared to 2003. Further, we currently outsource the manufacture of approximately 17% of our products on a cost basis and plan to increase this substantially by 2010.

•

Enhanced R&D Productivity - We are actively balancing the actions required to achieve our cost savings targets with those required to promote enhanced R&D productivity. In January 2007, we announced plans to close five R&D sites as part of our efforts to rationalize our facilities footprint. To date, approximately two-thirds of the portfolio projects that are moving between sites have been transferred and are in their new sites. The remainder of the early-stage portfolio projects will be transferred by the end of the third quarter of 2007; and the late-stage project transfers will be complete by the end of 2007, with minimal interruption in the progress of development.

In 2008, at current exchange rates (rates approximating foreign currency spot rates at the end of our second quarter for international operations-May 2007), we continue to expect to achieve an absolute net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion and $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

REVENUES

Worldwide revenues by segment and geographic area for the second quarter and first six months of 2007 and 2006 follow:

	Three Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	July 1,	July 2,	July 1,	July 2,	July 1,		July 2,		wide	U.S.	national
(millions of dollars)	2007	2006	2007	2006	2007		2006		07/06	07/06	07/06

Pharmaceutical	$10,105	$10,915	$4,467	$5,756	$5,638		$5,159		(7)	(22)	9
Animal Health	632	583	254	262	378		321		9	(3)	18
Other	347	243	120	75	227		168		43	60	35
Total Revenues	$11,084	$11,741	$4,841	$6,093	$6,243	(a)	$5,648	(a)	(6)	(21)	11

(a)	Includes revenues from Japan of $833 million (7.5% of total revenues) and $852 million (7.3% of total revenues) for the three months ended July 1, 2007, and July 2, 2006.

	Six Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	July 1,	July 2,	July 1,	July 2,	July 1,		July 2,		wide	U.S.	national
(millions of dollars)	2007	2006	2007	2006	2007		2006		07/06	07/06	07/06

Pharmaceutical	$21,686	$21,932	$10,935	$12,068	$10,751		$9,864		(1)	(9)	9
Animal Health	1,218	1,094	518	491	700		603		11	6	16
Other	654	462	238	151	416		311		42	58	34
Total Revenues	$23,558	$23,488	$11,691	$12,710	$11,867	(b)	$10,778	(b)	--	(8)	10

(b)	Includes revenues from Japan of $1.6 billion (6.7% of total revenues) for both of the six month periods ended July 1, 2007, and July 2, 2006.

Pharmaceutical Revenues

Worldwide pharmaceutical revenues for the second quarter of 2007 were $10.1 billion, a decrease of 7% compared to the second quarter of 2006, and for the first six months of 2007 were $21.7 billion, a decrease of 1% compared to the first six months of 2006, due primarily to:

•

a decrease in revenues for Norvasc of $516 million in the second quarter of 2007 and $630 million in the first six months of 2007, primarily due to the loss of U.S. exclusivity in the first quarter of 2007;

•

a continued decrease in revenues for Zoloft, primarily due to the loss of U.S. exclusivity in June 2006, of $579 million in the second quarter of 2007 and $1.2 billion in the first six months of 2007; and

•

lower sales of Lipitor in the U.S., primarily resulting from competitive pressures from generics and in the second quarter of 2007, modest reductions in the dollar value of U.S. wholesaler inventory levels (as wholesalers adjusted their inventories to reflect the decrease in prescription levels), and increased rebates (reflecting our more flexible contracting strategy), among other factors, partially offset by:

•	the solid aggregate performance of many products in our broad portfolio of patent-protected medicines;

•

an aggregate year-over-year increase in revenues from new products launched in the U.S. since 2005 of approximately $481 million in the second quarter of 2007 and $962 million in the first six months of 2007; and

•

a decrease in rebates in the first six months of 2007 in both our government and non-government contracted businesses in the U.S., reflecting the continued impact of the Medicare Act, effective January 1, 2006, changes in our product mix and the impact of our contracting strategies.

Pharmaceutical revenues were also impacted by the weakening of the U.S. dollar relative to many foreign currencies, especially the euro and U.K. pound, which increased revenues by $252 million in the second quarter of 2007 and $497 million in the first six months of 2007.

Geographically:

•

in the U.S., Pharmaceutical revenues decreased 22% in the second quarter of 2007, compared to the second quarter of 2006, and 9% in the first six months of 2007, compared to the first six months of 2006, primarily due to the effect of the loss of exclusivity for Zoloft and Norvasc, and lower sales of Lipitor; and

•

in our international markets, Pharmaceutical revenues increased 9% in both the second quarter and the first six months of 2007, compared to the same periods in 2006, primarily due to the favorable impact of foreign exchange on international revenues of $252 million (4.9%) in the second quarter of 2007 and $497 million (5.0%) in the first six months of 2007, revenues from our new products, as well as growth in Celebrex sales.

During the second quarter of 2007, international Pharmaceutical revenues grew to represent 55.8% of total Pharmaceutical revenues, compared to 47.3% in the second quarter of 2006. For the first six months of 2007, international Pharmaceutical revenues represent 50% of total Pharmaceutical revenues, compared to 45% of total Pharmaceutical revenues in the first six months of 2006. These increases have been fueled by the favorable impact of foreign exchange and higher volumes, despite pricing pressures in international markets.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations, with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual have not been material to our overall business. On a quarterly basis, our adjustments to actual generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease to income. Product-specific rebate charges, however, can have a significant impact on year-over-year product growth trends. The rebate adjustments to actual for Lipitor unfavorably impacted revenues for Lipitor during the second quarter of 2007, while in the second quarter of 2006, the rebate adjustments to actual favorably impacted revenues for Lipitor. The inverse relationship between the rebate adjustments contributed to the decline in Lipitor revenues in the second quarter of 2007, compared to the same period in 2006.

Rebates under Medicaid and related state programs reduced revenues by $86 million in the second quarter of 2007 compared to $169 million in the second quarter of 2006 and $251 million in the first six months of 2007, compared to $374 million in the first six months of 2006. The decreases in Medicaid and related state program rebates are due primarily to the impact of the Medicare Act, effective January 1, 2006, and changes in product mix, such as lower sales of Zithromax, Zoloft and Norvasc, all of which lost exclusivity in the U.S.

Rebates under Medicare reduced revenues by $153 million in the second quarter of 2007 compared to $91 million in the second quarter of 2006 and $200 million in the first six months of 2007 compared to $183 million in the first six months of 2006. The increases in Medicare rebates are due primarily to the impact of the Medicare Act, effective January 1, 2006, partially offset by changes in product mix, such as lower sales of Zithromax, Zoloft and Norvasc, all of which lost exclusivity in the U.S.

Performance-based contract rebates reduced revenues by $391 million in the second quarter of 2007 compared to $368 million in the second quarter of 2006 and $849 million in the first six months of 2007, compared to $911 million in the first six months of 2006. The performance-based contract rebates were impacted by lower sales of Zithromax, Zoloft and Norvasc, all of which lost exclusivity in the U.S., and the impact of our contracting strategies, primarily related to Lipitor. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $317 million in the second quarter of 2007 compared to $335 million in the second quarter of 2006 and $690 million in the first six months of 2007, compared to $688 million in the first six months of 2006. Chargebacks were impacted by the launch of certain generic products, including amlodipine besylate after Norvasc lost U.S. exclusivity in March 2007.

Our accruals for Medicaid rebates, Medicare rebates, contract rebates and chargebacks totaled $1.2 billion as of July 1, 2007, a decrease from $1.5 billion as of December 31, 2006, due primarily to the impact of the Medicare Act, changes in product mix and the impact of our contracting strategies.

Pharmaceutical--Selected Product Revenues

Revenue information for several of our major pharmaceutical products follows:

		Three Months Ended		Six Months Ended
(millions of dollars) Product	Primary Indications	July 1, 2007	% Change from 2006	July 1, 2007	% Change from 2006
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,719	(13)%	$6,077	(2)%
Norvasc	Hypertension	642	(45)	1,711	(27)
Chantix/Champix	An aid to smoking cessation	200	*	362	*
Caduet	Reduction of LDL cholesterol and hypertension	119	50	265	69
Cardura	Hypertension/Benign prostatic hyperplasia	125	(10)	259	(2)
Central nervous system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	405	49	800	73
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	178	8	394	14
Zoloft	Depression and certain anxiety disorders	127	(82)	273	(82)
Neurontin	Epilepsy and post-herpetic neuralgia	105	(15)	215	(14)
Aricept(a)	Alzheimer's disease	100	13	185	8
Xanax/Xanax XR	Anxiety/Panic disorders	79	1	154	(4)
Relpax	Migraine headaches	66	(2)	149	12
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	478	1	1,076	12
Infectious and respiratory diseases:
Zyvox	Bacterial infections	202	21	460	30
Vfend	Fungal infections	145	23	293	25
Zithromax/Zmax	Bacterial infections	108	(35)	239	(44)
Diflucan	Fungal infections	104	(6)	215	(1)
Urology:
Viagra	Erectile dysfunction	382	(3)	816	4
Detrol/Detrol LA	Overactive bladder	269	5	572	11
Oncology:
Camptosar	Metastatic colorectal cancer	241	1	470	4
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	146	311	248	380
Aromasin	Breast cancer	92	22	185	27
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	389	11	749	9
Endocrine disorders:
Genotropin	Replacement of human growth hormone	202	6	403	4
All other:
Zyrtec/Zyrtec-D	Allergies	385	2	846	6
Alliance revenues:
Aricept, Exforge, Macugen, Mirapex, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), hypertension (Exforge and Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	392	21	790	22

(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Pharmaceutical --Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, with $2.7 billion in worldwide revenues in the second quarter of 2007, a decrease of 13% compared to the same period in 2006, and $6.1 billion in worldwide revenues in the first six months of 2007, a decrease of 2% compared to the same period in 2006. In the U.S., revenues of $1.4 billion in the second quarter of 2007 declined 25% compared to the same period in 2006 and in the first six months of 2007, revenues of $3.5 billion declined 8% compared to the same period in 2006. Internationally, Lipitor revenues in the second quarter of 2007 increased 5% and in the first six months of 2007 increased 6% compared to the same periods in 2006, primarily due to the favorable impact of foreign exchange.

The decline in Lipitor revenues is driven by a combination of factors. The decline in the second quarter of 2007 from the comparable 2006 period resulted from:

•

the impact of an intensely competitive statin market with competition from generic products, which resulted in a decrease in prescription levels in the U.S. and an increased number of patients in the U.S. who switched from Lipitor to generic simvastatin following the entry of multiple generics. In the second quarter of 2007, we improved Lipitor's switch rate volume, returning towards pre-multisource generic levels, and have implemented comprehensive plans to address Lipitor's market position, including physician and patient initiatives aimed at reducing the rate of switches to generics;

	•	increased payer pressure in the U.S.;

•

increased rebates associated with our more flexible U.S. contracting strategy, among other rebate factors. (For an understanding of rebates, see the "Pharmaceutical Revenue" section of this MD&A.); and

	•	a modest reduction in the dollar value of U.S. wholesaler inventory levels, as wholesalers adjusted their inventories to reflect the decrease in prescription levels,

partially offset by:

	•	growth in the statin market in the U. S.; and

	•	the favorable impact of foreign exchange.

The decline in Lipitor revenues in the first six months of 2007 from the comparable period in 2006 resulted from:

	•	the impact of an intensely competitive statin market with competition from both generic and branded products, which resulted in a decrease in prescription levels in the U.S.; and

	•	increased payer pressure in the U.S.,

partially offset by:

	•	a positive U.S. pricing impact, net of rebates, notwithstanding a more flexible contracting strategy; and

	•	the favorable impact of foreign exchange.

On May 30, 2007, we announced the return of Lipitor to Express Scripts Inc.'s preferred list of drugs as of June 1, 2007, following our rebate agreement. We expect that the impact of this agreement will be seen in the second half of 2007.

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

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lipitor.

•

Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007, six months earlier than expected, due to an appellate court decision that was counter to three previous trial court rulings in Pfizer's favor. Norvasc has also experienced patent expirations in many E.U. countries but maintains exclusivity in certain other  major markets, including Japan and Canada. Norvasc worldwide revenues in the first six months of 2007 decreased 27% from the same period in 2006. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Norvasc.

•

Caduet, a single pill therapy combining Norvasc and Lipitor, recorded worldwide revenues of $265 million, an increase of 69% for the first six months of 2007, compared to the same period in 2006. This was largely driven by a more focused message platform and a highly targeted consumer campaign in the U.S. Caduet was launched in the U.S. in May 2004 and continues to grow at significantly higher rates than the overall U.S. cardiovascular market. However, with the introduction of generic amlodipine besylate, in addition to increased competition, growth over the next several quarters may be impacted. During the first six months of 2007, Caduet was launched in France, Australia and Taiwan. We now expect Caduet to launch in Spain in late 2008.

•

Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006, in select E.U. markets in December 2006 and in Canada in April 2007. Chantix/Champix continues to demonstrate strong uptake, with nearly 2.5 million U.S. patients having filled a prescription as of June 15, 2007, representing slightly more than 5% of adult smokers in the U.S. In the U.S., an unbranded advertising campaign introduced earlier in 2007 is working to effectively develop the market, and branded advertising is planned for the third quarter of 2007. We continue to focus on increasing adherence and have introduced tools to physicians that provide data behind the benefit of a full 12-week course of therapy. In addition, we are conducting several pilot programs to reach patients in their first month of therapy through pharmacy programs, as well as through our GetQuit behavior modification program. Champix has secured final approval from the National Institute for Health and Clinical Excellence (NICE) for use in the state-funded National Health Service in the U.K., following a positive appraisal decision in May 2007. Our strategy for this innovative medicine is to build a sustainable, medically supported market over time and to seek to secure reimbursement--initiatives that we believe will drive future growth. Chantix/Champix recorded worldwide revenues of $362 million in the first six months of 2007.

•

Zoloft, which lost exclusivity in the U.S. in June 2006 and earlier in many European markets, experienced an 82% worldwide revenue decline in the first six months of 2007, compared to the same period in 2006. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD. Zoloft was launched in Japan in July 2006 for the indications of depression/depressed state and panic disorder.

On May 2, 2007, the FDA proposed that the existing blackbox warning on the labels of all antidepressants, including Zoloft, which describes an increased risk of suicidal thoughts and behavior in some children and adolescents, be expanded to include young adults to age 24, particularly during the first two months of treatment. The proposed label change also states that studies have not shown this increased risk in adults older than 24, that adults age 65 and older who are treated with antidepressants have a decreased risk of suicidal thoughts and behavior, and that depression and certain other psychiatric disorders are themselves the most important causes of suicide. We have implemented this label change in accordance with the FDA's proposal.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the U.S., Geodon had a new prescription share of 6.8% for June 2007. In the first six months of 2007, Geodon worldwide revenues grew 14%, compared to the same period in 2006. Geodon growth was driven by recognition of its efficacy by prescribers as clinical experience increased, and by a favorable metabolic profile.

•

Exubera, the first inhaled human insulin therapy for glycemic control, received approvals from both the FDA and the European Commission for the treatment of adults with type 1 and type 2 diabetes in early 2006. Exubera represents a medical advance that offers patients a novel method of introducing insulin into their systems through the lungs. We continue to be disappointed with its slow acceptance. Since May 2006, Exubera has been launched in Germany, Ireland, the U.K. and in the U.S. Initial supplies of Exubera were available across the U.S. beginning in September 2006. We have found that this product requires more physician time and more patient-physician interaction than most products and that more extensive market-development activities are necessary. In response, in April 2007, we began supporting Exubera with a sales force that has greater cardiovascular-related experience. We have also trained a number of diabetes educators, who are now working in doctors' offices, and with nurses, engaging in clinical discussions to deliver the practical clinical guidance needed by physicians to help them understand the benefits of this innovative insulin-delivery system, as well as how to use Exubera. These resources are in direct response to our customers' need for increased support in using a novel delivery device. In addition, in the U.S. we began branded direct-to-consumer (DTC) advertising in print ads in mid-June 2007 and television ads in July 2007. We will continue to monitor the market acceptance of Exubera, while we seek to effectively establish this important product and serve the millions of diabetics whose blood sugar is still uncontrolled on current therapy.

•

Lyrica achieved $800 million in worldwide revenues in the first six months of 2007, an increase of 73% over the same period in 2006, continuing its performance as one of Pfizer's most successful pharmaceutical launches. In September 2006, Lyrica was approved by the European Commission to treat central nerve pain, which is associated with conditions such as spinal injury, stroke and multiple sclerosis. In addition, in March 2006, it was approved by the European Commission to treat generalized anxiety disorder (GAD) in adults, thereby providing a new treatment option for the approximately 20 million Europeans living with GAD. Lyrica gained a 10.4% new prescription share of the total U.S. anti-epileptic market in June 2007. Lyrica growth continues to be fueled by strong efficacy, as well as high physician and patient satisfaction. In June 2007, Lyrica was approved in the U.S. for the management of fibromyalgia, one of the most common chronic, widespread pain conditions. This approval represents a breakthrough for the more than six million Americans who suffer from this debilitating condition who previously had no FDA-approved treatment.

•

Celebrex achieved a 1% increase in worldwide revenues in the second quarter of 2007 and a 12% increase in worldwide revenues in the first six months of 2007, compared to the same periods in 2006. In the U.S., Celebrex had a monthly new prescription share of 10.6% in June 2007. In the U.S. revenues declined 4% in the second quarter of 2007 compared to the same period in 2006, driven by a modest decline in volume.

In January 2007, Celebrex was approved in Japan for the treatment of osteoarthritis and rheumatoid arthritis. In February 2007, Celebrex was approved in Europe for the treatment of ankylosing spondylitis. In April 2007, we launched an innovative Celebrex DTC television advertising campaign in the U.S. to re-initiate a productive patient-physician dialogue about treatment options for arthritis. The 2½-minute television advertisement opens by addressing cardiovascular (CV) safety first and clarifies misperceptions among arthritis sufferers about the risks and benefits of Celebrex and other prescription non-steroidal anti-inflammatory drugs. This DTC ad campaign is helping to stimulate patient interest and initiate a productive dialogue between physicians and patients. The number of weekly visits to the Celebrex website has doubled and the number of calls to the patient 800 number has increased since the introduction of the ad. Future growth in demand for Celebrex depends in part on the impact of DTC advertising, as well as continued successful execution of the "CV first" strategy by the new and refocused U.S. sales force.

•

Zithromax/Zmax experienced a 44% decline in worldwide revenues in the first six months of 2007 compared to the same period of 2006, reflecting the expiration of Zithromax's composition-of-matter patent in the U.S. in November 2005 and the end of Pfizer's active sales promotion in July 2005.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands, with more than 53.5% of U.S. total prescriptions in the erectile dysfunction market through June 2007. Viagra revenues grew 4% worldwide--with U.S. revenues declining 2% and international revenues increasing 10%--in the first six months of 2007, compared to the same period in 2006. The growth in Viagra international revenues was driven by foreign exchange, as well as a combination of other factors, including a focus on strengthening its value proposition to key customers and growth in the erectile dysfunction market. In July 2007, we launched a television ad campaign in the U.S. for Viagra aimed at educating and motivating men with erectile dysfunction to seek treatment.

•

Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed medicine worldwide for overactive bladder, a condition that affects up to 100 million people around the world. Detrol/Detrol LA is an extended-release formulation taken once daily. Worldwide Detrol/Detrol LA revenues grew 11% to $572 million in the first six months of 2007. Detrol/Detrol LA continues to lead the overactive bladder market and perform well in an increasingly competitive marketplace. In the U.S., Detrol/Detrol LA's new prescription share declined 3.4% to a 40.2% share for the first six months of 2007.

•

Camptosar is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Worldwide revenues in the first six months of 2007 increased 4% to $470 million, compared to the same period in 2006. The National Comprehensive Cancer Network (NCCN), an alliance of 21 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer. We will lose U.S. exclusivity for Camptosar in 2008.

•

Sutent is an oral multi-kinase inhibitor that combines anti-angiogenic and anti-tumor activity to inhibit the blood supply to tumors and has direct anti-tumor effects. Sutent was approved by the FDA and launched in the U.S. in January 2006 for advanced renal cell carcinoma, including metastatic renal cell carcinoma, and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. In the first quarter of 2007, the U.S. label was revised to include new first-line advanced renal cell carcinoma data. In January 2007, Sutent received full marketing authorization and extension of the indication to first-line treatment of advanced and/or metastatic renal cell carcinoma (mRCC), as well as approval as a second-line treatment for GIST, in the E.U. We believe that future growth of Sutent will be fueled by emerging new data in a range of potential new indications. Sutent recorded $248 million in worldwide revenues in the first six months of 2007.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is one of the world's leading branded glaucoma medicines. Clinical data showing its advantages in treating intraocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom worldwide revenues grew 9% in the first six months of 2007, compared to the same period in 2006.

•

Zyrtec provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec continues to be the most-prescribed antihistamine in the U.S. in a challenging market. Worldwide revenues increased 6% in the first six months of 2007, compared to the same period in 2006. We will lose U.S. exclusivity for Zyrtec in December 2007. Since we sold our rights to market Zyrtec over-the-counter in connection with the sale of our Consumer Healthcare business, we expect no revenues from Zyrtec after the expiration of the U.S. patent in December.

Animal Health

Revenues of our Animal Health business follow:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	% Change	July 1, 2007	July 2, 2006	% Change

Livestock products	$379	$359	6%	$735	$671	10%
Companion animal products	253	224	13	483	423	14
Total Animal Health	$632	$583	9	$1,218	$1,094	11

Our Animal Health business is one of the largest in the world.

The increase in Animal Health revenues in the second quarter and first six months of 2007, compared to the same periods in 2006, was primarily attributable to:

•

for livestock products, the continued good performance of our premium anti-infectives for cattle and swine, and intramammaries in the first half of 2007, as well as revenues from Embrex, Inc., which we acquired in the first quarter of 2007;

•

for companion animal products, the good performances of Revolution (a parasiticide for dogs and cats); Rimadyl (for treatment of pain and inflammation associated with canine osteoarthritis and soft-tissue orthopedic surgery); and new product launches, such as Convenia (first-in-class single-dose treatment antibiotic therapy for dogs and cats), Slentrol (weight management for dogs) and Cerenia (treatment and prevention of vomiting in dogs); and

•	the favorable impact of foreign exchange.

Product Developments

We continue to invest in R&D to provide future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products. We have a broad and deep pipeline of medicines in development. However, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development. Below are significant regulatory actions by, and filings pending with, the FDA and other major regulatory authorities.

Recent FDA Approvals:

Product	Indication	Date Approved

Selzentry/(maraviroc)	Treatment of human immuno-deficiency virus/acquired immune deficiency (HIV) in CCR5-tropic treatment-experienced patients	August 2007

Lyrica	Treatment of fibromyalgia	June 2007

Fragmin	For the prevention of blood clots in patients with cancer	May 2007

Lipitor	Secondary prevention of cardiovascular (CV) events in patients with established coronary heart disease (CHD)	March 2007

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Zmax	Bacterial infections-sustained release-Pediatric acute otitis media filing	November 2006

Fesoterodine(a)	Treatment of overactive bladder	March 2006

Vfend	Fungal infections-Pediatric filing	June 2005

dalbavancin	Treatment of complicated skin/skin structure gram-positive bacterial infections	December 2004

(a)	We received an "approvable" letter from the FDA for fesoterodine for the treatment of overactive bladder in January 2007.

Regulatory review of fesoterodine is progressing in the U.S. and fesoterodine was approved in the E.U. in April 2007. We are working with Schwarz Pharma, the licensor, to scale up manufacturing and define sourcing alternatives. Launch is planned for the latter half of 2008 in Europe and, subject to FDA approval, early 2009 in the U.S.

In June 2006, the FDA designated as approvable the NDA for dalbavancin. In June 2007, we re-submitted our NDA filing for dalbavancin and we anticipate a successful resolution of outstanding issues to allow final FDA approval by year-end 2007 and launch in early 2008.

We received "not-approvable" letters from the FDA for lasofoxifene for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We have reviewed the viability of the lasofoxifene treatment program using three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study, and based on our assessment, we are planning to file a new NDA for the treatment of post-menopausal osteoporosis in the fourth quarter of 2007. In September 2005, we received a "not-approvable" letter for Dynastat (parecoxib), an injectable prodrug for valdecoxib for the treatment of acute pain. We have had discussions with the FDA regarding this letter, and we are considering plans to address the FDA's concerns.

Other Regulatory Approvals and Filings:

Product	Description of Event	Date Approved	Date Submitted

Aricept	Approval in Canada for treatment of severe Alzheimer's disease	June 2007	--

Fesoterodine	Approval in the E.U. for treatment of overactive bladder	April 2007	--

Lipitor	Approval in Canada to reduce the risk of myocardial infarction in patients with clinically evident CHD	April 2007	--

Exubera	Approval in Canada as an inhaled form of insulin for use in adults with type 1 and 2 diabetes	March 2007	--

Macugen	Application submitted in Japan for age-related macular degeneration	--	March 2007

Celebrex	Approval in the E.U. for the treatment of ankylosing spondylitis	February 2007	--
	Application submitted in Japan for lower-back pain	--	February 2007
	Approval in Japan for treatment of osteoarthritis and rheumatoid arthritis	January 2007	--

Sildenafil	Application submitted in Japan for pulmonary arterial hypertension	--	February 2007

Celsentri (maraviroc)	Application submitted in Canada for the treatment of HIV in CCR5-tropic treatment-experienced patients	--	February 2007
	Application submitted in the E.U. for the treatment of HIV in CCR5-tropic treatment-experienced patients (a)	--	December 2006

Chantix/Champix	Approval in Canada as an aid to smoking cessation	January 2007	--
	Application submitted in Japan as an aid to smoking cessation	--	June 2006

Somavert	Approval in Japan for acromegaly	January 2007	--

Sutent	Approval in the E.U. for mRCC as a first-line treatment	January 2007	--
	Approval in the E.U. for GIST as a second-line treatment	January 2007	--
	Application submitted in Japan for mRCC	--	December 2006
	Application submitted in Japan for GIST	--	December 2006
	Application submitted in Canada for first-line treatment of mRCC	--	October 2006

Spiriva	Application submitted in the E.U. - Respimat device for chronic obstructive pulmonary disease	--	September 2006

Eraxis/Ecalta(b)	Application submitted in the E.U. for treatment of candidemia and candidiasis	--	September 2006

Inspra	Application submitted in Japan for hypertension	--	May 2002

(a)

In July 2007, the Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending that the European Commission grant marketing authorization for Celsentri (maraviroc) in Europe.

(b)

In July 2007, the CHMP issued a positive opinion recommending that the European Commission grant marketing authorization for Ecalta (Eraxis) for the treatment of invasive candidiasis in adult non-neutropenic patients in Europe.

Ongoing or planned clinical trials for additional uses and dosage forms for our products include:

Product	Indication

Celebrex	Acute gouty arthritis

Geodon/Zeldox	Bipolar relapse prevention; bipolar pediatric; adjunctive depression

Lyrica	Generalized anxiety disorder; epilepsy monotherapy

Revatio	Pediatric pulmonary arterial hypertension

Sutent	Breast cancer; colorectal cancer; non-small cell lung cancer; liver cancer

Macugen	Diabetic macular edema

Drug candidates in late-stage development include CP-945,598, a cannibinoid-1 receptor antagonist for treatment of obesity; axitinib, a multi-targeted receptor kinase for treatment of thyroid cancer and pancreatic cancer; Zithromax/chloroquine for treatment of malaria; CP-675,206, an anti-CTLA4 monoclonal antibody for melanoma; Sutent for treatment of metastatic breast cancer, colorectal cancer and lung cancer; Selzentry/Celsentri/(maraviroc) for treatment of HIV in CCR5-tropic treatment-naive patients; and apixaban for the prevention and treatment of venous thromboembolism and the prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with BMS.

In June 2007, we announced the discontinuation of a development program in non-small cell lung cancer for PF-3,512,676 in combination with cytotoxic chemotherapy. We licensed PF-3,512,676 from Coley Pharmaceutical Group, Inc. in 2005.

Additional product-related programs are in various stages of discovery and development. Also, see our discussion in the "Our Strategic Initiatives--Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations" section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 18% in the second quarter of 2007, compared to the second quarter of 2006, and 15% in the first six months of 2007, compared to the first six months of 2006. Cost of sales as a percentage of revenues increased 3.8 percentage points in the second quarter of 2007, compared to the second quarter of 2006, and 2.3 percentage points in the first six months of 2007, compared to the first six months of 2006. These increases reflect:

•	unfavorable impact of product and geographic mix on our average cost of sales as a result of the loss of U.S. exclusivity for products (such as Zoloft and Norvasc) and lower sales of Lipitor;

•

the impact of higher AtS implementation costs of $170 million in the second quarter of 2007, compared to $104 million in the second quarter of 2006, and $264 million in the first six months of 2007, compared to $228 million in the first six months of 2006.

•

costs of $45 million for the second quarter of 2007 and $80 million for the first six months of 2007, related to business transition activities, associated with the sale of our Consumer Healthcare business, completed in December 2006; and

•	the unfavorable impact of foreign exchange on expenses,

partially offset by:

•	savings related to our AtS productivity initiative.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses decreased 1% in both the second quarter of 2007 and the first six month of 2007, compared to the same periods in 2006, which reflects:

•	timing considerations associated with our annual investments in promotional programs; and

•	savings related to our AtS productivity initiative,

partially offset by:

•

the impact of higher AtS implementation costs of $79 million in the second quarter of 2007, compared to $58 million in the second quarter of 2006, and $128 million in the first six months of 2007, compared to $97 million for the first six months of 2006; and

•	the unfavorable impact of foreign exchange on expenses.

Research and Development Expenses

Research and development (R&D) expenses increased 24% in the second quarter of 2007, compared to the second quarter of 2006, and 17% in the first six months of 2007, compared to the first six months of 2006, which reflects:

•

an upfront payment to BMS of $250 million and additional payments to BMS related to product development efforts, in connection with our collaboration to develop and commercialize apixaban, recorded in the second quarter of 2007;

•	a one-time R&D milestone due to us from sanofi-aventis (approximately $118 million) recorded in the first quarter of 2006;

•

the impact of higher AtS implementation costs of $131 million in the second quarter of 2007, compared to $40 million in the second quarter of 2006, and $162 million for the first six months of 2007, compared to $62 million in the first six months of 2006;

•	the unfavorable impact of foreign exchange on expenses,

partially offset by:

•	savings related to our AtS productivity initiative.

Acquisition-Related In-Process Research and Development Charges

The estimated fair value of Acquisition-related in-process research and development charges (IPR&D) is expensed at acquisition date. IPR&D of $283 million primarily related to our acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc. was recorded in the first quarter 2007 and $513 million, primarily related to the acquisition of Rinat Neuroscience Corp., was recorded in the second quarter 2006.

Adapting to Scale Productivity Initiative

In connection with the AtS productivity initiative, which was launched in early 2005 and broadened in October 2006, our management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures in a company-wide effort to improve performance and efficiency. On January 22, 2007, we announced additional plans to change the way we run our businesses to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace. We are generating net cost reductions through site rationalization in research and manufacturing, streamlined organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings.

The actions associated with the expanded AtS productivity initiative include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services. (See Notes to Condensed Consolidated Financial Statements-Note 5. Adapting to Scale Productivity Initiative.) The strengthening of the euro and other currencies relative to the dollar, while favorable on Revenues, has had an adverse impact on our expenses, including the reported impact of these cost reduction efforts.

We incurred the following costs in connection with our AtS productivity initiative:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Implementation costs(a)	$317	$180	$491	$365
Restructuring charges(b)	1,035	262	1,830	556
Total AtS costs	$1,352	$442	$2,321	$921

(a)

For the second quarter of 2007, included in Cost of sales ($170 million), Selling, informational and administrative expenses ($79 million), Research and development expenses ($131 million) and Other (income)/deductions - net ($63 million income). For the second quarter of 2006, included in Cost of sales ($104 million), Selling, informational and administrative expenses ($58 million), Research and development expenses ($40 million) and Other (income)/deductions - net ($22 million income).For the first six months of 2007, included in Cost of sales ($264 million), Selling, informational and administrative expenses ($128 million), Research and development expenses ($162 million) and Other (income)/deductions - net ($63 million income). For the first six months of 2006, included in Cost of sales ($228 million), Selling, informational and administrative expenses ($97 million), Research and development expenses ($62 million) and Other (income)/deductions - net ($22 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions-Net

In the second quarter and first six months of 2007, we recorded higher net interest income compared to the same periods in 2006, due primarily to higher interest rates and an increase in our net financial assets, reflecting proceeds of $16.6 billion from the sale of our Consumer Healthcare business in late December 2006.

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

Our effective tax rate for continuing operations was 16.8% for the second quarter of 2007, compared to 25.6% for the second quarter of 2006, and 16.9% for the first six months of 2007, compared to 14.3% for the first six months of 2006. The lower tax rate for the second quarter of  2007 compared to the second quarter of 2006, primarily reflects the impact of a $513 million charge in the second quarter of 2006 for IPR&D, which is not deductible for tax purposes, as well as the volume and geographic mix of restructuring charges in the second quarter of 2007 as compared to the same period in 2006. The higher tax rate for the first six months of 2007 compared to the first six months of 2006, primarily reflects certain one-time tax benefits in 2006 associated with favorable tax legislation and the resolution of certain tax positions in the first quarter of 2006, as discussed above, partially offset by the impact of the $283 million charge for IPR&D in the first six months of 2007, compared to the $513 million charge for the same period in 2006, which is not deductible for tax purposes, among other factors. (See Notes to Condensed Consolidated Financial Statements-Note 6. Taxes on Income.)

DISCONTINUED OPERATIONS - NET OF TAX

In December 2006, we sold our Consumer Healthcare business and this business has been presented as a discontinued operation for all periods presented.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management and we believe that investors' understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations--the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals--prior to considering certain income statement elements. We have defined Adjusted income as Net income before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net income.

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

•

Annual and long-term compensation, including annual cash bonuses, merit-based salary adjustments and share-based payments for various levels of management, is based on financial measures that include Adjusted income. The Adjusted income measure currently represents a significant portion of target objectives that are utilized to determine the annual compensation for various levels of management, although the actual weighting of the objective may vary by level of management and job responsibility and may be considered in the determination of certain long-term compensation plans. The portion of senior management's bonus, merit-based salary increase and stock option awards based on the Adjusted income measure ranges from 10% to 30%.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period such as the effects of an acquisition or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of our performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, Performance Share Awards grants made in 2006, the first half of 2007 and future years will be paid based on a non-discretionary formula that measures our performance using relative total shareholder return.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to our acquisitions of BioRexis Pharmaceutical Corp., Embrex, Inc., Rinat, and sanofi-aventis' rights to Exubera, as well as net asset acquisitions. These impacts can include charges for purchased in-process R&D, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

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

However, a completely accurate comparison of internally developed intangible assets and acquired intangible assets cannot be achieved through Adjusted income. This component of Adjusted income is derived solely with the impacts of the items listed in the first paragraph of this section. We have not factored in the impacts of any other differences in experience that might have occurred if we had discovered and developed those intangible assets on our own, and this approach is not intended to be representative of the results that would have occurred in those circumstances. For example, our research and development costs in total, and in the periods presented, may have been different; our speed to commercialization and resulting sales, if any, may have been different; or our costs to manufacture may have been different. In addition, our marketing efforts may have been received differently by our customers. As such, in total, there can be no assurance that our Adjusted income amounts would have been the same as presented had we discovered and developed the acquired intangible assets.

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

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	% Incr./ (Decr.)	July 1, 2007	July 2, 2006	% Incr./ (Decr.)

Reported net income	$1,267	$2,415	(48)%	$4,659	$6,526	(29)%
Purchase accounting adjustments - net of tax	597	1,085	(45)	1,444	1,666	(13)
Acquisition-related costs - net of tax	10	2	303	23	5	327
Discontinued operations - net of tax	78	(125)	*	47	(230)	*
Certain significant items - net of tax	992	286	247	1,575	46	M+
Adjusted income	$2,944	$3,663	(20)	$7,748	$8,013	(3)

* Calculation not meaningful.
M+ Change greater than one thousand percent.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Purchase accounting adjustments:
Intangible amortization and other(a)	$782	$801	$1,607	$1,611
In-process research and development charges(b)	--	513	283	513
Total purchase accounting adjustments, pre-tax	782	1,314	1,890	2,124
Income taxes	(185)	(229)	(446)	(458)
Total purchase accounting adjustments - net of tax	597	1,085	1,444	1,666
Acquisition-related costs:
Integration costs(c)	14	3	37	5
Restructuring charges(c)	2	3	(4)	6
Total acquisition-related costs, pre-tax	16	6	33	11
Income taxes	(6)	(4)	(10)	(6)
Total acquisition-related costs - net of tax	10	2	23	5
Discontinued operations:
Income from discontinued operations (d)	--	(160)	--	(315)
(Gains)/losses on sales of discontinued operations(d)	79	(26)	39	(31)
Total discontinued operations, pre-tax	79	(186)	39	(346)
Income taxes	(1)	61	8	116
Total discontinued operations - net of tax	78	(125)	47	(230)
Certain significant items:
Restructuring charges - Adapting to Scale(c)	1,035	262	1,830	556
Implementation costs - Adapting to Scale(e)	317	180	491	365
Consumer Healthcare business transition activity(f)	(7)	--	(16)	--
Sanofi-aventis research and development milestone(g)	--	--	--	(118)
Other(h)	25	(23)	25	(74)
Total certain significant items, pre-tax	1,370	419	2,330	729
Income taxes	(378)	(133)	(755)	(242)
Resolution of certain tax positions(i)	--	--	--	(441)
Total certain significant items - net of tax	992	286	1,575	46
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$1,677	$1,248	$3,089	$1,487

(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges, primarily related to our acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc. in 2007 and Rinat in 2006.
(c)	Included in Restructuring charges and acquisition-related costs.
(d)	Discontinued operations - net of tax is primarily related to our former Consumer Healthcare business. (See Notes to Condensed Consolidated Financial Statements-Note 4. Discontinued Operations.)
(e)

For the second quarter of 2007, included in Cost of sales ($170 million), Selling, informational and administrative expenses ($79 million), Research and development expenses ($131 million) and Other (income)/deductions - net ($63 million income). For the second quarter of 2006, included in Cost of sales ($104 million), Selling, informational and administrative expenses ($58 million), Research and development expenses ($40 million) and Other (income)/deductions -net ($22 million income).For the first six months of 2007, included in Cost of sales ($264 million), Selling, informational and administrative expenses ($128 million), Research and development expenses ($162 million) and Other (income)/deductions - net ($63 million income). For the first six months of 2006, included in Cost of sales ($228 million), Selling, informational and administrative expenses ($97 million), Research and development expenses ($62 million) and Other (income)/deductions - net ($22 million income).

(f)

Included in Revenues ($50 million), Cost of sales ($45 million), Selling, informational and administrative expenses ($5 million) and Other (income)/deductions-net ($7 million income) for the second quarter of 2007, and included in Revenues ($94 million), Cost of sales ($80 million), Selling, informational and administrative expenses ($7 million) and Other (income)/deductions-net ($9 million income) for the first six months of 2007.

(g)	Included in Research and development expenses.
(h)	Included primarily in Other (income)/deductions - net.
(i)	Included in Provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	July 1, 2007	Dec. 31, 2006

Financial assets:
Cash and cash equivalents	$2,138	$1,827
Short-term investments	20,115	25,886
Short-term loans	540	514
Long-term investments and loans	5,067	3,892
Total financial assets	27,860	32,119
Debt:
Short-term borrowings, including current portion of long-term debt	2,432	2,434
Long-term debt	5,777	5,546
Total debt	8,209	7,980
Net financial assets	$19,651	$24,139

Short-term investments at December 31, 2006, reflects the receipt of proceeds of $16.6 billion from the sale of our Consumer Healthcare business on December 20, 2006.

We rely largely on operating cash flow, short-term investments, long-term debt and short-term commercial paper borrowings to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of short-term investments at December 31, 2006, reflects the receipt of proceeds from the sale of our Consumer Healthcare business of $16.6 billion. Our portfolio of short-term investments was reduced in the first half of 2007 and the proceeds were primarily used to pay taxes due on the gain from the sale of our Consumer Healthcare business, completed in December 2006, and for share repurchases and dividends in the first six months of 2007.

Long-Term Debt

On May 11, 2007, we issued the following notes to be used for general corporate purposes:

•	$1.2 billion equivalent, senior, unsecured, euro-denominated notes, due May 15, 2017, which pay interest annually, beginning on May 15, 2008, at a fixed rate of 4.55%.

The notes were issued under a new securities registration statement filed with the Securities and Exchange Commission (SEC) in March 2007.

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

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of July 1, 2007, we had access to $3.6 billion of lines of credit, of which $1.3 billion expire within one year. Of these lines of credit, $3.4 billion are unused, of which our lenders have committed to loan us $2.1 billion at our request. $2.0 billion of the unused lines of credit, which expire in 2012, may be used to support our commercial paper borrowings.

In March 2007, we filed a new securities registration statement with the SEC. This registration statement was filed under the automatic shelf registration process available to well-known seasoned issuers and is effective for three years. We can issue securities of various types under that registration statement at any time, but subject to indebtedness limitations established from time to time by our Board of Directors.

Goodwill and Other Intangible Assets

As of July 1, 2007, Goodwill totaled $21.0 billion (19% of our total assets) and other intangible assets, net of accumulated amortization, totaled $22.9 billion (21% of our total assets). The largest components of Goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia Corporation in 2003. Finite-lived intangible assets, net, include $18.9 billion related to developed technology rights and $582 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

The developed technology rights primarily represent the amortized acquisition-date fair value of the commercialized products that we acquired from Pharmacia in 2003. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Pharmaceutical products in the "Revenues" section of this MD&A. While the Arthritis and Pain therapeutic category represents about 28% of the total value of developed technology rights as of July 1, 2007, the balance of the value is evenly distributed across the following Pharmaceutical therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	July 1, 2007	Dec. 31, 2006

Cash and cash equivalents and short-term investments and loans	$22,793	$28,227

Working capital(a)	$26,486	$25,560

Ratio of current assets to current liabilities	2.75:1	2.20:1

Shareholders' equity per common share(b)	$9.82	$10.05

(a)

Working capital includes assets of discontinued operations and other assets held for sale of $34 million as of July 1, 2007, and $62 million as of December 31, 2006. Working capital also includes liabilities of discontinued operations and other liabilities held for sale of nil as of July 1, 2007, and $2 million as of December 31, 2006.

(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increases in working capital and the ratio of current assets to current liabilities, as of July 1, 2007, compared to December 31, 2006, were primarily due to:

•	the reclassification of certain amounts associated with uncertain tax positions (about $4.0 billion) from current to noncurrent upon adoption of a new accounting standard,

partially offset by:

•	the funding of share purchases and dividends in part through the use of the proceeds from the redemption of short-term investments.

Net Cash Provided by Operating Activities

During the first six months of 2007, net cash provided by operating activities was $4.9 billion, compared to $9.1 billion in the same period of 2006. The decrease in net cash provided by operating activities was primarily attributable to:

•	higher tax payments ($2.8 billion) in the first six months of 2007, related primarily to the gain on the sale of our Consumer Healthcare business in December 2006; and

•	lower income from operations.

In 2006, the estimated net cash flows provided by operating activities associated with discontinued operations were not significant.

The cash flow line item called Changes in assets and liabilities (net of businesses acquired and divested) in 2007, compared to 2006, primarily reflects higher taxes paid, partially offset by restructuring charges expensed, but not yet paid.

Net Cash Provided by Investing Activities

During the first six months of 2007, net cash provided by investing activities was $3.5 billion, compared to $4.3 billion in the same period in 2006. The decrease in net cash provided by investing activities was primarily attributable to:

•	lower net redemptions of investments in 2007 (a negative change in cash and cash equivalents of $2.2 billion),

partially offset by:

•

the acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc. in 2007, compared to the acquisitions of Rinat and sanofi-aventis' rights associated with Exubera in 2006 (a decreased use of cash of $1.5 billion).

In 2006, the estimated net cash flows used in investing activities associated with discontinued operations were not significant.

Net Cash Used in Financing Activities

During the first six months of 2007, net cash used in financing activities was $8.2 billion, compared to $13.7 billion in the same period in 2006. The decrease in net cash used in financing activities was primarily attributable to:

•	net borrowings of $498 million in 2007, compared to net repayments of $8.6 billion on total borrowings in 2006,

partially offset by:

•	higher purchases of common stock in 2007 of $5.0 billion, compared to $2.0 billion in 2006; and

•	an increase in cash dividends paid of $572 million, reflecting an increase in the dividend rate partially offset by lower shares outstanding.

In 2006, the estimated net cash flows used in financing activities associated with discontinued operations were not significant.

In June 2005, we announced a $5 billion share-purchase program, which is primarily being funded by operating cash flows and a portion of the proceeds from the sale of our Consumer Healthcare business. In June 2006, the Board of Directors increased our share-purchase authorization from $5 billion to $18 billion. During the first six months of 2007, we purchased approximately 190 million shares under that program for approximately $5.0 billion.

Contractual Obligations

The contractual obligations table as of December 31, 2006, included in the "Financial Review" section of our 2006 Financial Report did not reflect amounts associated with uncertain tax positions. As a result of the adoption as of January 1, 2007, of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, and supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007 (see Notes to Condensed Consolidated Financial Statements-Note 2. Adoption of New Accounting Policy), our disclosure of contractual obligations will now include information concerning uncertain tax positions. As of July 1, 2007, there have been no significant changes in our contractual obligations. Except for amounts reflected in Income taxes payable, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 1, 2007, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain, under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

As of January 1, 2007, we adopted FIN 48, which provides guidance on the recognition, derecognition and measurement of tax positions for financial statement purposes. Prior to 2007, our policy had been to account for income tax contingencies based on whether we determined our tax position to be 'probable' under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. FIN 48 requires that tax positions be sustainable based on a 'more likely than not' standard of benefit recognition under current tax law, and adjusted to reflect the largest amount of benefit that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. As a result of the implementation of FIN 48, we reduced our existing liabilities for uncertain tax positions by approximately $11 million, which has been recorded as a direct adjustment to the opening balance of Retained earnings, and changed the classification of virtually all amounts associated with uncertain tax positions, including the associated accrued interest, from current to noncurrent, as of the date of adoption.

Recently Issued Accounting Standards, Not Adopted as of July 1, 2007

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of adopting SFAS 157 on our financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future R&D activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF Issue No. 07-3 are effective for the fiscal years beginning after December 15, 2007, with a cumulative-effect adjustment to Retained Earnings as of the beginning of the year of adoption. We are in the process of evaluating the impact of adopting EITF Issue No. 07-3 on our financial statements.

OUTLOOK

At current exchange rates, we expect 2007 revenues of $47 billion to $48 billion, reported diluted EPS of $1.30 to $1.41 and Adjusted diluted EPS of $2.08 to $2.15. This forecast reflects an adverse court decision which resulted in the loss of U.S. exclusivity for Norvasc six months earlier than expected; higher than previously anticipated favorability of foreign exchange resulting from the further weakness of the dollar relative to various other currencies; and a range of variability in the performance of our products, including Lipitor, Exubera and Chantix.

We have incorporated into our current forecast for full-year 2007 worldwide Lipitor revenues a moderation in the level of decline of prescriptions in the U.S. market relative to the second quarter of 2007, reflecting extensive promotional and contracting efforts, as well as an increase in the level of contracting rebates consistent with our current, more flexible contracting strategy. At current exchange rates, we now expect full-year 2007 worldwide Lipitor revenues of flat to a 5% decline relative to 2006.

At current exchange rates, we forecast 2008 revenues of $46.5 billion to $48.5 billion, reported diluted EPS of $1.75 to $1.93 and Adjusted diluted EPS of $2.31 to $2.45. This forecast reflects a residual adverse impact next year from the loss of U.S. exclusivity for Norvasc in March 2007; heightened uncertainty regarding patent protection for Lipitor in Canada as the result of an adverse lower-court decision, which we have appealed; higher than previously anticipated favorability of foreign exchange, resulting from the further weakness of the dollar relative to various other currencies; the recent FDA approval of a fibromyalgia indication for Lyrica; and a range of variability in the performance of our products, including Lipitor, Exubera and Chantix.

At current exchange rates, we expect cash flow from operations of $12 billion to $13 billion in 2007 and $18 billion to $19 billion in 2008. We continue to expect to purchase up to $10 billion of our stock in 2007 under our expanded share-purchase program. At current exchange rates, we now anticipate that the SI&A pre-tax component of Adjusted income will approximate $15.2 billion this year. Absent the impact of foreign exchange, we continue to target, and are on track to achieve, a year-over-year absolute reduction of more than $500 million in the SI&A pre-tax component of Adjusted income associated with our efforts to restructure our cost base. In 2008, at current exchange rates, we continue to expect to achieve an absolute net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

"Current exchange rates", as referenced in this Outlook section, is defined as rates approximating foreign currency spot rates at the end of our second quarter for international operations (May 2007).

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment for 2007 and 2008, of forecasted 2007 and 2008 Adjusted income and Adjusted diluted EPS to forecasted 2007 and 2008 reported Net income and reported diluted EPS, follows:

	Full-Year 2007 Forecast				Full-Year 2008 Forecast
($ billions, except per share amounts)	Net Income(a)		Diluted EPS(a)		Net Income(a)		Diluted EPS(a)
Forecasted Adjusted income/diluted EPS(b)	~$	14.5-$15.0	~$	2.08-$2.15	~$	15.6-$16.6	~$	2.31-$2.45
Purchase accounting impacts, net of tax		(2.7)		(0.39)		(2.0)		(0.30)
Adapting to scale costs, net of tax		(2.5-2.7)		(0.35-0.39)		(1.5-1.8)		(0.22-0.26)
Forecasted reported Net income/diluted EPS	~$	9.1-$9.8	~$	1.30-$1.41	~$	11.8-$13.1	~$	1.75-$1.93

(a)	Excludes the effects of business-development transactions not completed as of July 1, 2007.
(b)	For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.

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

In addition, we entered into an interest rate swap to effectively convert the fixed rate associated with the long-term euro-denominated notes issued on May 11, 2007, to a floating rate. We also entered into a currency swap to offset the foreign exchange effects of the remeasurement of those euro-denominated notes. This currency swap is not designated as a hedge, but serves to economically limit our foreign exchange risk.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2006 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2006; and Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended April 1, 2007. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Norvasc (amlodipine)

Amlodipine besylate is the salt form contained in Norvasc. As previously reported, between January 2006 and February 2007, three different federal District Courts held that our amlodipine besylate patent is valid and infringed by Torpharm/Apotex, Synthon Pharmaceuticals, Inc. and Mylan Pharmaceuticals, Inc., respectively.

Each of these decisions was appealed to the U.S. Court of Appeals for the Federal Circuit. In March 2007, a panel of the Federal Circuit reversed the District Court's decision in the action against Torpharm/Apotex, which was the first of these actions to go to trial, and held that our amlodipine besylate patent is invalid. In May 2007, the full U.S. Court of Appeals for the Federal Circuit denied our request to review the panel's decision. In June 2007, the U.S. Supreme Court denied our request to recall or stay the panel's decision.

On March 23, 2007, Mylan launched its own generic amlodipine besylate product and, in response, we launched our own generic amlodipine besylate product through Pfizer's Greenstone subsidiary. Subsequently, various other generic manufacturers have launched their own generic amlodipine besylate products.

Lipitor (atorvastatin)

As previously reported, in April 2007, Teva Pharmaceuticals USA, Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Teva asserts the invalidity of our enantiomer patent which, including the six-month pediatric exclusivity period, expires in June 2011, and the non-infringement of certain later-expiring patents. In June 2007, we filed suit against Teva in the U.S. District Court for the District of Delaware asserting the validity and infringement of the enantiomer patent. Teva did not challenge our basic patent which, including the six-month pediatric exclusivity period, expires in March 2010.

In July 2007, a law firm that has represented Ranbaxy Pharmaceuticals Inc. in Lipitor patent litigation filed a request for a reexamination of our basic Lipitor patent with the U.S. Patent and Trademark Office (the Patent Office). The Patent Office first will determine whether it will grant the request; it is not unusual for such requests to be granted. If the Patent Office grants the request, it then will reexamine the patent on the merits.

Product Liability Matters

Asbestos

As previously reported, Quigley Company, Inc. (Quigley), a wholly owned subsidiary, was acquired by Pfizer in 1968 and sold small amounts of products containing asbestos until the early 1970s. In September 2004, Pfizer and Quigley took steps that were intended to resolve all pending and future claims against Pfizer and Quigley in which the claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust. We took a charge of $369 million, pre-tax ($229 million, after-tax) to third-quarter 2004 earnings in connection with these matters.

In September 2004, Quigley filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. In March 2005, Quigley filed a reorganization plan in the Bankruptcy Court that needed the approval of both the Bankruptcy Court and the U.S. District Court for the Southern District of New York after receipt of the favorable vote of 75% of the claimants. In connection with that filing, Pfizer entered into settlement agreements with lawyers representing more than 80% of the individuals with claims related to Quigley products against Quigley and Pfizer. The agreements provide for a total of $430 million in payments, of which $215 million became due in December 2005 and is being paid to claimants upon receipt by the Company of certain required documentation from each of the claimants. The reorganization plan provided for the establishment of a Trust for the payment of all remaining pending claims as well as any future claims alleging injury from exposure to Quigley products.

As certified by the balloting agent in May 2006, more than 75% of Quigley's claimants holding claims that represent more than two-thirds in value of claims against Quigley voted to accept Quigley's plan of reorganization. On August 9, 2006, in reviewing the voting tabulation methodology, the Bankruptcy Court ruled that certain votes that accepted the plan were not predicated upon the actual value of the claim. As a result, the reorganization plan was not accepted.

In June 2007, Quigley filed an amended plan of reorganization that is intended to address the Bankruptcy Court's concerns regarding the voting tabulation methodology. In addition, Pfizer entered into an agreement with the representative of future claimants that provides for the contribution by Pfizer to the Trust of an additional amount with a present value of $88.4 million.

The Bankruptcy Court held a hearing to consider the adequacy of Quigley's disclosure statement on July 12, 2007. If the disclosure statement is approved, Quigley intends to solicit its amended reorganization plan for acceptance. If approved by the claimants and the courts, the amended reorganization plan will result in a permanent injunction directing all future claims alleging personal injury from exposure to Quigley products to the Trust.

Trovan

In May 2007, the Attorney General of the Federation of Nigeria filed civil and criminal actions in the Federal High Court in Abuja against Pfizer, one of our Nigerian subsidiaries, and several current and former U.S. and Nigerian employees, including a current Pfizer director.  Also in May 2007, the Attorney General of the State of Kano, Nigeria, filed substantially similar civil and criminal actions in the High Court of Kano State against substantially the same group of defendants. These actions arise out of a 1996 pediatric clinical study of Trovan, an antibiotic then in late-stage development, that was conducted during a severe meningitis epidemic in Kano. The actions allege, among other things, that the study was conducted without proper government authorization and without the informed consent of the parents or guardians of the study participants and resulted in injury or death to a number of study participants. In the civil actions, the federal government is seeking $6.95 billion in damages and the Kano state government is seeking $2.075 billion in damages for, among other things, the costs incurred to provide treatment, compensation and support for the alleged victims and their families; the costs of unrelated health initiatives that failed, allegedly due to societal misgivings attributable to the Trovan study; and general damages. We intend to vigorously defend these actions on the grounds that the 1996 Trovan clinical study was conducted with the full knowledge of the Nigerian federal government and the Kano state government, with the informed consent of the parents or guardians of the study participants, in a responsible and ethical way consistent with the Company's long-standing and abiding commitment to patient care, and that it helped save the lives of children.

The federal civil case against Pfizer and the other defendants was voluntarily withdrawn by Nigerian federal authorities as of July 6, 2007. Various media reports, however, have indicated that a new civil action, presumably against Pfizer and the other defendants, will be filed containing additional allegations.

The 1996 Trovan clinical study has also been the subject of two civil lawsuits filed against Pfizer in the U.S. District Court for the Southern District of New York on behalf of the study participants. The District Court dismissed both cases in 2005 and those decisions are on appeal to the U.S. Court of Appeals for the Second Circuit.

Consumer and Commercial Matters

Neurontin

As previously reported, a number of lawsuits, including purported class actions, have been filed against us in various federal and state courts alleging claims arising from the promotion and sale of Neurontin. The plaintiffs in the purported class actions seek to represent nationwide and certain statewide classes consisting of persons, including individuals, health insurers, employee benefit plans and other third-party payers, who purchased or reimbursed patients for the purchase of Neurontin that allegedly was used for indications other than those included in the product labeling approved by the FDA. In October 2004, many of the suits pending in federal courts, including individual actions as well as purported class actions, were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Neurontin Marketing, Sales Practices and Product Liability Litigation MDL-1629) in the U.S. District Court for the District of Massachusetts. Purported class actions also have been filed against us in various Canadian provincial courts alleging claims arising from the promotion and sale of Neurontin.

In June 2007, a Pennsylvania state court certified a class of all individuals in Pennsylvania who allegedly purchased Neurontin for "off-label" uses from 1995 to the present. The plaintiffs seek a refund of amounts paid by class members for Neurontin. Prior to the ruling in Pennsylvania, state courts in New York and New Mexico declined to certify statewide classes of Neurontin purchasers.

In the Multi-District Litigation, the U.S. District Court for the District of Massachusetts has taken under advisement a motion to certify a nationwide class of consumers and third-party payers who allegedly purchased or reimbursed patients for the purchase of Neurontin for "off-label" uses from 1994 through 2004. Plaintiffs are also seeking certification of a statewide class of purchasers in an action pending in a Kansas state court and a provincewide class in an action pending in Ontario, Canada.

Celebrex and Bextra Matters

As previously reported, beginning in late 2004, actions, including purported class and shareholder derivative actions, relating to Celebrex and Bextra have been filed in various federal and state courts against Pfizer, Pharmacia and certain current and former officers, directors and employees of Pfizer and Pharmacia. These actions include a purported federal shareholder derivative action and certain purported state shareholder derivative actions alleging that certain of Pfizer's current and former officers and directors breached fiduciary duties by causing Pfizer to misrepresent the safety of Celebrex and, in certain of the cases, Bextra. On July 17, 2007, the U.S. District Court for the Southern District of New York dismissed the purported federal shareholder derivative action . Plaintiffs sought leave of the Court to file an amended complaint, which request was denied by the Court on August 1, 2007.

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

We regularly reevaluate our tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would either increase or decrease the technical merits of a position relative to the more likely than not standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the fiscal second quarter of 2007:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
April 2, 2007, through April 30, 2007	26,982,006	$26.29	26,927,114	$7,320,578,466
May 1, 2007, through May 31, 2007	33,879,656	$27.09	33,835,372	$6,404,030,663
June 1, 2007, through July 1, 2007	35,930,510	$26.62	32,971,400	$5,529,240,862
Total	96,792,172	$26.69	93,733,886

(a)

On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the "2005 Stock Purchase Plan"). On June 26, 2006, Pfizer announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion.

(b)

In addition to purchases under the 2005 Stock Purchase Plan, these columns reflects the following transactions during the fiscal second quarter of 2007: (i) the deemed surrender to Pfizer of 92,810 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 91,504 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards, (iii) the surrender to Pfizer of 40,218 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees and the reduction of first-quarter 2007 reported common stock surrendered to satisfy tax withholding obligations by 217,336 shares and (iv) the receipt of 3,051,090 shares of common stock upon the maturity and settlement of our only forward-purchase contracts with respect to our own stock.

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

Pfizer Inc.
(Registrant)

Dated: August 6, 2007	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended July 1,	Year Ended December 31,
(in millions, except ratios)	2007	2006	2005	2004	2003	2002

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$5,672	$13,028	$10,800	$13,403	$2,781	$11,269
Less:
Minority interests	5	12	12	7	1	3
Income adjusted for minority interests	5,667	13,016	10,788	13,396	2,780	11,266
Add:
Fixed charges	290	642	622	505	438	318
Total earnings as defined	$5,957	$13,658	$11,410	$13,901	$3,218	$11,584

Fixed charges:
Interest expense (a)	$214	$488	$471	$347	$270	$251
Preferred stock dividends (b)	6	14	14	12	10	--
Rents (c)	70	140	137	146	158	67
Fixed charges	290	642	622	505	438	318

Capitalized interest	20	29	17	12	20	28

Total fixed charges	$310	$671	$639	$517	$458	$346

Ratio of earnings to fixed charges	19.2	20.4	17.9	26.9	7.0	33.5

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

(a)

Interest expense includes amortization of debt premium, discount and expenses. Interest expense does not include interest related to uncertain tax positions of $135 million for the six months ended July 1, 2007; $200 million for the full-year 2006, $203 million for the full-year 2005, $201 million for the full-year 2004, $180 million for the full-year 2003 and $155 million for the full-year 2002.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 6, 2007, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended July 1, 2007, in the following Registration Statements:

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
August 6, 2007

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

Date:  August 6, 2007

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

Date:  August 6, 2007

/s/ Alan G. Levin
Alan G. Levin Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended July 1, 2007 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chairman of the Board and Chief Executive Officer
August 6, 2007

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Alan G. Levin, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended July 1, 2007 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Alan G. Levin
 Alan G. Levin
Senior Vice President and Chief Financial Officer
August 6, 2007

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