Form 10-Q
period 2007-09-30
PFIZER INC
filed 2007-11-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES                    NO     X

At October 31, 2007, 6,829,805,073 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
September 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements

Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2007, and October 1, 2006	3

Condensed Consolidated Balance Sheets as of September 30, 2007, and December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007, and October 1, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	20

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.
Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	52

Item 1A.
Risk Factors	56

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.
Defaults Upon Senior Securities	57

Item 4.
Submission of Matters to a Vote of Security Holders	57

Item 5.
Other Information	57

Item 6.
Exhibits	58

Signature	59

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per common share data)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Revenues	$11,990	$12,280	$35,548	$35,768

Costs and expenses:
Cost of sales(a)	4,618	1,962	8,614	5,423
Selling, informational and administrative expenses(a)	3,768	3,751	10,973	11,027
Research and development expenses(a)	1,999	1,902	5,829	5,187
Amortization of intangible assets	774	798	2,372	2,446
Acquisition-related in-process research and development charges	--	--	283	513
Restructuring charges and acquisition-related costs	455	249	2,318	816
Other (income)/deductions - net	(260)	(343)	(1,149)	(958)

Income from continuing operations before (benefit)/provision for taxes on income and minority interests	636	3,961	6,308	11,314

(Benefit)/provision for taxes on income	(161)	717	800	1,769

Minority interests	1	5	6	10

Income from continuing operations	796	3,239	5,502	9,535

Discontinued operations:
Income from discontinued operations - net of tax	--	120	--	330
Gains/(losses) on sales of discontinued operations - net of tax	(35)	3	(82)	23

Discontinued operations - net of tax	(35)	123	(82)	353

Net income	$761	$3,362	$5,420	$9,888

Earnings per common share - basic:
Income from continuing operations	$0.12	$0.45	$0.79	$1.31
Discontinued operations - net of tax	(0.01)	0.02	(0.01)	0.05
Net income	$0.11	$0.47	$0.78	$1.36

Earnings per common share - diluted:
Income from continuing operations	$0.12	$0.44	$0.79	$1.30
Discontinued operations - net of tax	(0.01)	0.02	(0.01)	0.05
Net income	$0.11	$0.46	$0.78	$1.35

Weighted-average shares used to calculate earnings per common share:
Basic	6,875	7,228	6,964	7,275

Diluted	6,894	7,251	6,986	7,306

Cash dividends paid per common share	$0.29	$0.24	$0.87	$0.72

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 11B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(millions of dollars)	Sept. 30, 2007*	Dec. 31, 2006**
ASSETS
Cash and cash equivalents	$2,611	$1,827
Short-term investments	19,687	25,886
Accounts receivable, less allowance for doubtful accounts	9,942	9,392
Short-term loans	526	514
Inventories	5,210	6,111
Prepaid expenses and taxes	3,749	3,157
Assets held for sale	115	62
Total current assets	41,840	46,949
Long-term investments and loans	4,922	3,892
Property, plant and equipment, less accumulated depreciation	15,714	16,632
Goodwill	21,210	20,876
Identifiable intangible assets, less accumulated amortization	20,998	24,350
Other assets, deferred taxes and deferred charges	4,346	2,138
Total assets	$109,030	$114,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings, including current portion of long-term debt	$2,645	$2,434
Accounts payable	2,298	2,019
Dividends payable	2	2,055
Income taxes payable	266	6,466
Accrued compensation and related items	1,628	1,903
Other current liabilities	7,489	6,510
Liabilities held for sale	--	2
Total current liabilities	14,328	21,389

Long-term debt	6,041	5,546
Pension benefit obligations	3,319	3,632
Postretirement benefit obligations	1,957	1,970
Deferred taxes	7,544	8,015
Other taxes payable	5,816	--
Other noncurrent liabilities	3,415	2,927
Total liabilities	42,420	43,479

Shareholders' equity
Preferred stock	103	141
Common stock	442	441
Additional paid-in capital	69,832	69,104
Employee benefit trust, at fair value	(577)	(788)
Treasury stock	(54,346)	(46,740)
Retained earnings	51,063	49,669
Accumulated other comprehensive income/(expense)	93	(469)

Total shareholders' equity	66,610	71,358
Total liabilities and shareholders' equity	$109,030	$114,837

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006

Operating Activities:
Net income	$5,420	$9,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,084	4,026
Share-based compensation expense	335	506
Acquisition-related in-process research and development charges	283	513
Asset write-offs associated with exiting Exubera	2,220	--
Gains on disposal of investments, products and product lines	(89)	(201)
(Gains)/losses on sales of discontinued operations	139	(37)
Deferred taxes from continuing operations	(1,969)	(1,333)
Other deferred taxes	--	67
Other non-cash adjustments	343	180
Changes in assets and liabilities (net of businesses acquired and divested)	(1,180)	(491)

Net cash provided by operating activities	9,586	13,118

Investing Activities:
Purchases of property, plant and equipment	(1,218)	(1,438)
Purchases of short-term investments	(16,606)	(8,472)
Proceeds from redemptions of short-term investments	23,426	17,346
Purchases of long-term investments	(1,406)	(835)
Proceeds from redemptions of long-term investments	173	229
Purchases of other assets	(93)	(118)
Proceeds from sales of other assets	29	3
Proceeds from the sales of businesses, products and product lines	21	22
Acquisitions, net of cash acquired	(464)	(1,989)
Other investing activities	(268)	(82)

Net cash provided by investing activities	3,594	4,666

Financing Activities:
Increase in short-term borrowings, net	130	993
Principal payments on short-term borrowings	(744)	(11,721)
Proceeds from issuances of long-term debt	1,243	1,051
Principal payments on long-term debt	(61)	(55)
Purchases of common stock	(7,494)	(4,496)
Cash dividends paid	(6,021)	(5,211)
Stock option transactions and other	537	593

Net cash used in financing activities	(12,410)	(18,846)
Effect of exchange-rate changes on cash and cash equivalents	14	(8)
Net increase/(decrease) in cash and cash equivalents	784	(1,070)
Cash and cash equivalents at beginning of period	1,827	2,247

Cash and cash equivalents at end of period	$2,611	$1,177

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$4,207	$2,031
Interest	465	579

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 26, 2007, and August 27, 2006.

We made certain minor reclassifications to prior period amounts to conform to the third-quarter 2007 presentation.

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

Note 2. Asset Impairment Charges and Other Costs Associated with Exiting Exubera

In the third quarter of 2007, after an assessment of the financial performance of Exubera, an inhalable form of insulin for the treatment of diabetes, as well as its lack of acceptance by patients, physicians and payers, we decided to exit the product and recorded charges totaling $2.8 billion ($2.1 billion net of tax).

Total pre-tax charges for the three months and nine months ended September 30, 2007, as well as the income statement line items in which the various charges are recorded, are as follows:

(millions of dollars)	Customer Returns - Revenues	Cost of Sales	Selling Informational & Administrative Expenses	Research & Development	Total

Intangible asset impairment charges	$--	$1,064	$41	$--	$1,105
Inventory write-offs	--	661	--	--	661
Fixed assets impairment charges	--	451	--	3	454
Other exit costs(a)	10	404	42	128	584
Total	$10	$2,580	$83	$131	$2,804

(a)	On the balance sheet primarily included in Other current liabilities.

The asset write-offs of $2.2 billion (intangibles, inventory and fixed assets) represent non-cash charges. The other exit costs, primarily contract and other termination costs, among other liabilities, will result in future cash expenditures and are associated with marketing and research programs, as well as manufacturing operations related to Exubera. We expect that substantially all of the cash spending will occur within the next year. During the implementation of the exit strategy, certain additional cash costs will be incurred and reported in future periods, such as maintenance-level operating costs. However, those future costs are not expected to be significant. We expect that substantially all exit activities will be completed within the next year.

Note 3.  Adoption of New Accounting Policy

As of January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, and supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007, and changed our policy related to the accounting for income tax contingencies. To understand the cumulative effect of these accounting changes, see Note 7A. Taxes on Income: Adoption of New Accounting Standard.

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

Under the benefit recognition model, if our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly reevaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law that would either increase or decrease the technical merits of a position relative to the more likely than not standard.

Liabilities associated with uncertain tax positions are now classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, continue to be recorded in (Benefit)/provision for taxes on income and are classified on the balance sheet with the related tax liability.

Prior to 2007, our policy had been to account for income tax contingencies based on whether we determined our tax position to be 'probable' under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. In addition, we previously considered all tax liabilities as current once the associated tax year was under audit.

Note 4.  Acquisitions

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp., a privately held biopharmaceutical company with a number of diabetes candidates and a novel technology platform for developing new protein drug candidates, and Embrex, Inc., an animal health company that possesses a unique vaccine delivery system known as Inovoject that improves consistency and reliability by inoculating chicks while they are still in the egg. In connection with these and other smaller acquisitions, we recorded $283 million in Acquisition-related in-process research and development charges in the first quarter of 2007.

In the second quarter of 2006, we completed the acquisition of all the outstanding shares of Rinat Neuroscience Corp., a biologics company with several new central-nervous-system product candidates. In connection with this and other smaller acquisitions, we recorded $513 million in Acquisition-related in-process research and development charges in the second quarter of 2006.

On February 28, 2006, we completed the acquisition of the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion (including transaction costs). All assets recorded in connection with this acquisition (other than the $166 million allocated to Pharmaceutical goodwill) have now been written off. See Note 2. Asset Impairment Charges and Other Costs Associated with Exiting Exubera. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

Note 5.  Discontinued Operations

The following amounts, primarily related to our Consumer Healthcare business which was sold in December 2006 for $16.6 billion, have been segregated from continuing operations and included in Discontinued operations - net of tax in the condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Revenues	$--	$974	$--	$2,920

Pre-tax income	$--	$178	$--	$493
Provision for taxes on income	--	(58)	--	(163)
Income from operations of discontinued businesses - net of tax	--	120	--	330
Pre-tax gains/(losses) on sales of discontinued businesses	(99)	6	(138)	37
Benefit/(provision) for taxes on gains	64	(3)	56	(14)
Gains/(losses) on sales of discontinued operations - net of tax	(35)	3	(82)	23
Discontinued operations - net of tax	$(35)	$123	$(82)	$353

The 2007 activity includes the resolution of contingencies, such as purchase price adjustments and product warranty obligations, as well as pension settlements.

For a period of time, we will continue to generate cash flows and to report income statement activity in continuing operations that are associated with our former Consumer Healthcare business. The activities that give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations to the new owner. Included in continuing operations for the third quarter of 2007 were the following amounts associated with these transition service agreements that will no longer occur after the full transfer of activities to the new owner: Revenues of $50 million; Cost of sales of $41 million; Selling, informational and administrative expenses of $5 million; and Other (income)/deductions-net of $4 million in income, and for the first nine months of 2007: Revenues of $144 million; Cost of sales of $121 million; Selling, informational and administrative expenses of $12 million; and Other (income)/deductions-net of $13 million in income.

Note 6.  Cost-Reduction Initiatives

We incurred the following costs in connection with our cost-reduction initiatives, which were launched in early 2005 and broadened in October 2006:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Implementation costs(a)	$373	$182	$864	$547
Restructuring charges(b)	437	245	2,267	801
Total costs related to our cost-reduction initiatives	$810	$427	$3,131	$1,348

(a)

For the third quarter of 2007, included in Cost of sales ($173 million), Selling, informational and administrative expenses ($70 million), and Research and development expenses ($130 million). For the third quarter of 2006, included in Cost of sales ($50 million), Selling, informational and administrative expenses ($63 million), Research and development expenses ($70 million) and Other (income)/deductions - net ($1 million income).For the first nine months of 2007, included in Cost of sales ($437 million), Selling, informational and administrative expenses ($198 million), Research and development expenses ($292 million) and Other (income)/deductions - net ($63 million income). For the first nine months of 2006, included in Cost of sales ($278 million), Selling, informational and administrative expenses ($160 million), Research and development expenses ($132 million) and Other (income)/deductions - net ($23 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Costs related to our cost-reduction initiatives associated with Discontinued operations in 2006 were not significant.

Through September 30, 2007, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our worldwide marketing and research and development operations, while the implementation costs primarily relate to accelerated depreciation of certain assets, as well as system and process standardization and the expansion of shared services.

The components of restructuring charges associated with our cost-reduction initiatives follow:

(millions of dollars)	Costs Incurred Through Sept. 30, 2007	(a)	Utilization Through Sept. 30, 2007	Accrual as of Sept. 30, 2007	(b)

Employee termination costs	$3,054		$1,645	$1,409
Asset impairments	637		637	--
Other	311		234	77
Total	$4,002		$2,516	$1,486

(a)	Costs incurred in 2005, 2006 and the nine months ended September 30, 2007,
(b)	Included in Other current liabilities ($1.3 billion) and Other noncurrent liabilities ($203 million).

During the third quarter of 2007, in connection with our cost-reduction initiatives, we expensed $390 million for Employee termination costs, $31 million for Asset impairments and $16 million in Other. During the first nine months of 2007, in connection with our cost-reduction initiatives, we expensed $1.9 billion for Employee termination costs, $147 million for Asset impairments and $178 million in Other. Through September 30, 2007, costs incurred for Employee termination costs represent the expected reduction of the workforce by approximately 20,400 employees, mainly in research, manufacturing and sales. As of September 30, 2007, approximately 11,600 of these employees have been formally terminated. Employee termination costs are recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 7.  Taxes on Income

A.  Adoption of New Accounting Standard

As of January 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, as supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007. See Note 3. Adoption of New Accounting Policy, for a full description of our accounting policy related to the accounting for income tax contingencies. As a result of the implementation of FIN 48, at the date of adoption, we reduced our existing liabilities for uncertain tax positions by approximately $11 million, which has been recorded as a direct adjustment to the opening balance of Retained earnings and changed the classification of virtually all amounts associated with uncertain tax positions, approximating $4.0 billion, including the associated accrued interest of approximately $780 million, from current to non-current. For details, see section C. Tax Contingencies below.

B.  Taxes on Income

In the third quarter of 2006, we recorded a decrease to the 2005 estimated U.S. tax provision related to the repatriation of foreign earnings, due primarily to the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of a certain position, and we recognized a tax benefit of $124 million.

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

As of September 30, 2007, we intend to permanently reinvest the earnings of our international subsidiaries and, therefore, we have not recorded a U.S. tax provision on unremitted earnings.

C.  Tax Contingencies

We are subject to income tax in many jurisdictions and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. For a description of our accounting policy associated with accounting for income tax contingencies, see Note 3. Adoption of New Accounting Policy. All of our tax positions are subject to audit by the local taxing authorities in each tax jurisdiction. Tax audits can involve complex issues and the resolution of issues may span multiple years, particularly if subject to negotiation or litigation.

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

We regularly reevaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law that would either increase or decrease the technical merits of a position relative to the more likely than not standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

Because tax law is complex and often subject to varied interpretations, it is uncertain whether some of our tax positions will be sustained upon audit. The amounts associated with uncertain tax positions in 2007 are as follows:

(millions of dollars)	Sept. 30, 2007	January 1, 2007

Non-current deferred tax assets(a)	$479	$395
Other tax assets(a)	782	647
Income taxes payable(b)	(135)	(47)
Other taxes payable(b)	(5,816)	(4,962)
Total amounts associated with uncertain tax positions	$(4,690)	$(3,967)

(a)	Included in Other assets, deferred taxes and deferred charges.
(b)	Includes gross accrued interest. Accrued penalties are not significant.

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

If our estimates of unrecognized tax benefits and potential tax benefits are not representative of actual outcomes, our financial statements could be materially affected in the period of settlement as we treat settlements as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings. As a result, except for the amounts reflected in Income taxes payable, we are unable to estimate the range of reasonably possible change related to our uncertain tax positions within the next 12 months. However, any settlements would likely result in a significant decrease in our uncertain tax positions.

Note 8.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Net income	$761	$3,362	$5,420	$9,888
Other comprehensive income/(expense):
Currency translation adjustment and other	(72)	(125)	300	873
Net unrealized gains/(losses) on derivative financial instruments	(5)	(19)	13	74
Net unrealized gains/(losses) on available-for-sale securities	(6)	(2)	(1)	(35)
Benefit plan adjustments(a)	56	8	250	(21)
Total other comprehensive income/(expense)	(27)	(138)	562	891
Total comprehensive income	$734	$3,224	$5,982	$10,779

(a)	2007 activity reflects the adoption of a new accounting standard for pensions on December 31, 2006.

Amounts of comprehensive income associated with discontinued operations in 2006 were not significant.

Note 9.  Financial Instruments

A.  Long-Term Debt

On May 11, 2007, we issued the following notes to be used for general corporate purposes:

•	$1.2 billion equivalent, senior, unsecured, euro-denominated notes, due May 15, 2017, which pay interest annually, beginning on May 15, 2008, at a fixed rate of 4.55%.

The notes were issued under a securities registration statement filed with the SEC in March 2007.

B.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the first nine months of 2007.

Foreign Exchange Risk

During the first nine months of 2007, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of September 30, 2007 (millions of dollars)	Maturity Date
Forwards	OCL		--		Short-term foreign currency assets and liabilities(d)	$2,727	2007
Forwards	OCL		CF		Yen available-for-sale investments	2,355	2007
Forwards	Prepaid		CF		Euro available-for-sale investments	1,606	2007
Swap	Other assets		--		Euro fixed rate debt	1,276	2017
Forwards	OCL		CF		Euro available-for-sale investments	939	2007
Forwards	OCL		CF		Swedish krona available-for-sale investments	436	2007

(a)	Forwards = Forward-exchange contracts.
(b)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge or offset foreign exchange risk. The abbreviations used are defined as follows: Prepaid = Prepaid expenses and taxes; Other assets = Other assets, deferred taxes and deferred charges; and OCL = Other current liabilities.

(c)	CF = Cash flow hedge.
(d)

Forward-exchange contracts used to offset short-term foreign currency assets and liabilities are primarily for intercompany transactions in euros, Japanese yen, U.K. pounds, Swedish krona and Canadian dollars.

These foreign-exchange instruments serve to protect us against the impact of the translation into U.S. dollars of certain foreign currency denominated transactions.

Interest Rate Risk

During the first nine months of 2007, we entered into the following new hedging activities:

Instrument	Primary Balance Sheet Caption	(a)	Hedge Type	(b)	Hedged Item	Notional Amount as of September 30, 2007 (millions of dollars)	Maturity Date
Swap	ONCL		FV		Euro fixed rate debt	$1,276	2017

(a)

The primary balance sheet caption indicates the financial statement classification of the fair value amount associated with the financial instrument used to hedge interest rate risk. The abbreviation used is defined as follows: ONCL = Other noncurrent liabilities.

(b)	FV = Fair value hedge.

The interest rate instrument serves to hedge the fixed interest rate on the hedged item, matching the amount and timing of the hedged item.

Note 10.  Inventories

The components of inventories follow:

(millions of dollars)	Sept. 30, 2007	Dec. 31, 2006

Finished goods	$1,693	$1,651
Work-in-process	2,495	3,198
Raw materials and supplies	1,022	1,262
Total inventories(a)	$5,210	$6,111

(a)	Decrease was primarily due to write-off of inventories related to Exubera (See Note 2. Asset Impairment Charges and Other Costs Associated with Exiting Exubera) and inventory-reduction initiatives.

Note 11.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2007, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2006	$20,798	$61	$17	$20,876
Additions(a)	--	39	--	39
Other(b)	293	1	1	295
Balance, September 30, 2007	$21,091	$101	$18	$21,210

(a)	Primarily related to Embrex, Inc.
(b)	Primarily related to the impact of foreign exchange.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	September 30, 2007		Dec. 31, 2006
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Developed technology rights	$31,859	$(14,793)	$32,769	$(12,423)
Brands	1,016	(443)	888	(417)
License agreements	206	(54)	189	(41)
Trademarks	118	(77)	113	(73)
Other(a)	474	(283)	508	(266)
Total amortized finite-lived intangible assets	33,673	(15,650)	34,467	(13,220)
Indefinite-lived intangible assets:
Brands	2,863	--	2,991	--
Trademarks	77	--	77	--
Other	35	--	35	--
Total indefinite-lived intangible assets	2,975	--	3,103	--
Total identifiable intangible assets	$36,648	$(15,650)	$37,570	$(13,220)

Total identifiable intangible assets, less accumulated amortization(b)	$20,998	$24,350

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)

Decrease was primarily due to amortization, as well as the impairment of intangible assets associated with Exubera. See Note 2. Asset Impairment Charges and Other Costs Associated with Exiting Exubera.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses, and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $817 million for the third quarter of 2007 and $851 million for the third quarter of 2006, and $2.5 billion for the first nine months of 2007 and $2.6 billion for the first nine months of 2006.  Amounts of amortization expense associated with discontinued operations in 2006 were not significant.

The expected annual amortization expense is $3.3 billion in 2007; $2.7 billion in 2008; $2.5 billion in each of 2009 and 2010; $2.4 billion in 2011; and $2.2 billion in 2012.

Note 12.  Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the three months ended September 30, 2007, and October 1, 2006, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$68	$91	$7	$10	$72	$78	$10	$11
Interest cost	106	110	14	15	87	79	34	32
Expected return on plan assets	(167)	(157)	--	--	(96)	(82)	(9)	(7)
Amortization of:
Actuarial losses	15	31	11	13	25	28	10	11
Prior service costs/(credits)	1	2	(1)	(1)	(1)	--	1	--
Curtailments and settlements - net	39	12	--	--	6	--	3	2
Special termination benefits	4	1	--	--	2	7	5	2
Less: amounts included in discontinued operations	(27)	(4)	--	(1)	--	6	--	(1)
Net periodic benefit costs	$39	$86	$31	$36	$95	$116	$54	$50

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the first nine months of 2007 and 2006, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2007	2006	2007	2006	2007	2006	2007	2006

Service cost	$216	$277	$21	$32	$217	$227	$32	$35
Interest cost	340	334	42	45	259	229	103	95
Expected return on plan assets	(527)	(472)	--	--	(284)	(238)	(27)	(21)
Amortization of:
Actuarial losses	50	90	34	34	72	79	31	28
Prior service costs/(credits)	6	6	(2)	(2)	(1)	1	1	1
Curtailments and settlements - net	52	37	5	--	(99)	9	3	17
Special termination benefits	10	11	--	--	7	18	13	7
Less: amounts included in discontinued operations	(27)	(12)	--	(2)	--	(2)	--	(3)
Net periodic benefit costs	$120	$271	$100	$107	$171	$323	$156	$159

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

For the first nine months of 2007, we contributed from our general assets $106 million to our U.S. qualified pension plans, $58 million to our U.S. supplemental (non-qualified) pension plans, $320 million to our international pension plans and $117 million to our postretirement plans.

During 2007, we expect to contribute, from our general assets, a total of $106 million to our U.S. qualified pension plans, $69 million to our U.S. supplemental (non-qualified) pension plans, $386 million to our international pension plans and $162 million to our postretirement plans. Contributions expected to be made for 2007 are inclusive of amounts contributed during the first nine months of 2007. The contributions from our general assets include direct employer benefit payments.

Note 13.  Share-Based Payments

We make our major annual grant of stock options, restricted stock units and performance share awards in the first quarter of each year. Net income included the following share-based expense and the associated tax benefit:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Stock option expense	$69	$93	$223	$314
Restricted stock unit expense	33	53	129	142
Performance share awards and performance-contingent share awards expense	5	34	(17)	50
Share-based payment expense	107	180	335	506
Tax benefit for share-based compensation expense	(36)	(57)	(107)	(150)
Share-based payment expense, net of tax	$71	$123	$228	$356

Amounts capitalized as part of inventory cost were not significant. The impact of modifications under the cost-reduction initiatives to share-based awards was not significant in any period presented above. Generally, these modifications resulted in an acceleration of vesting, either in accordance with plan terms or at management's discretion. Share-based compensation expense associated with Discontinued operations in 2006 was not significant.

Note 14.  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	Three Months Ended		Nine Months Ended
(millions)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

EPS Numerator - Basic:
Income from continuing operations	$796	$3,239	$5,502	$9,535
Less: Preferred stock dividends - net of tax	1	1	3	4
Income available to common shareholders from continuing operations	795	3,238	5,499	9,531
Discontinued operations - net of tax	(35)	123	(82)	353
Net income available to common shareholders	$760	$3,361	$5,417	$9,884

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,875	7,228	6,964	7,275

EPS Numerator - Diluted:
Income from continuing operations	$796	$3,239	$5,502	$9,535
Less: ESOP contribution - net of tax	2	1	3	3
Income available to common shareholders from continuing operations	794	3,238	5,499	9,532
Discontinued operations - net of tax	(35)	123	(82)	353
Net income available to common shareholders	$759	$3,361	$5,417	$9,885

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,875	7,228	6,964	7,275
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	19	23	22	31
Weighted-average number of common shares outstanding and common share equivalents	6,894	7,251	6,986	7,306

Stock options that had exercise prices greater than the average market price of our common stock and stock issuable under employee compensation plans*	538	563	531	564

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

Segment profit/(loss) is measured based on income from continuing operations before (benefit)/provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs, costs related to our cost-reduction initiatives and transition activity associated with our former Consumer Healthcare business, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

Revenues and profit/(loss) by segment for the three months and nine months ended September 30, 2007, and October 1, 2006, follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Sept. 30, 2007		Oct. 1, 2006		Sept. 30, 2007		Oct. 1, 2006

Revenues:
Pharmaceutical	$11,036		$11,485		$32,722		$33,417
Animal Health	636		562		1,854		1,656
Corporate/Other(a)	318		233		972		695
Total revenues	$11,990		$12,280		$35,548		$35,768

Segment profit/(loss)(b)
Pharmaceutical	$5,399		$5,711		$16,152		$16,927
Animal Health	143		110		422		344
Corporate/Other(a)	(4,906)	(c)	(1,860)	(d)	(10,266)	(e)	(5,957)	(f)
Total profit/(loss)	$636		$3,961		$6,308		$11,314

(a)

Corporate/Other includes our gelatin capsules business, our contract manufacturing business and a bulk pharmaceutical chemicals business, and transition activity associated with our former Consumer Healthcare business (sold in December 2006). Corporate/Other under Segment profit/(loss) also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based and all share-based compensation expenses, significant impacts of purchase accounting for acquisitions, acquisition-related costs, intangible asset impairments and costs related to our cost-reduction initiatives.

(b)

Segment profit/(loss) equals income from continuing operations before (benefit)/provision for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs, costs related to our cost-reduction initiatives and transition activity associated with our former Consumer Healthcare business, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

(c)

For the three months ended September 30, 2007, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $767 million, including intangible asset amortization and other charges, (ii) acquisition-related costs of $18 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $810 million, (iv) all share-based compensation expense, (v) transition activity associated with our former Consumer Healthcare business of $8 million in income and (vi) $2.8 billion of charges associated with Exubera. See Note 2. Asset Impairment Charges and Other Costs Associated with Exiting Exubera.

(d)

For the three months ended October 1, 2006, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $803 million, including incremental intangible asset amortization and other charges, (ii) acquisition-related costs of $4 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $427 million, (iv) all share-based compensation expense and (v) gain on disposals of investments and other of $86 million.

(e)

For the nine months ended September 30, 2007, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $2.7 billion, including acquired in-process research and development, intangible asset amortization and other charges, (ii) acquisition-related costs of $51 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $3.1 billion, (iv) all share-based compensation expense, (v) transition activity associated with our former Consumer Healthcare business of $24 million in income and (vi) $2.8 billion of charges associated with Exubera. See Note 2. Asset Impairment Charges and Other Costs Associated with Exiting Exubera.

(f)

For the nine months ended October 1, 2006, Corporate/Other includes (i) significant impacts of purchase accounting for acquisitions of $2.9 billion, including acquired in-process research and development charges and incremental intangible asset amortization and other charges, (ii) acquisition-related costs of $15 million, (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $1.3 billion, (iv) all share-based compensation expense, (v) gain on disposals of investments and other of $160 million, and (vi) a research and development milestone due to us from sanofi-aventis of approximately $118 million in the first quarter of 2006.

Revenues for each group of similar products follow:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	% Change	Sept. 30, 2007	Oct. 1, 2006	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,620	$5,111	(10)%	$13,858	$14,628	(5)%
Central nervous system disorders	1,297	1,500	(14)	3,716	4,787	(22)
Arthritis and pain	735	706	4	2,110	1,974	7
Infectious and respiratory diseases	859	836	3	2,609	2,608	--
Urology	758	732	4	2,172	2,055	6
Oncology	664	540	23	1,911	1,550	23
Ophthalmology	413	376	10	1,179	1,065	11
Endocrine disorders	271	246	10	769	724	6
All other	962	1,102	(13)	3,151	3,042	4
Alliance revenue	457	336	36	1,247	984	27
Total Pharmaceutical	11,036	11,485	(4)	32,722	33,417	(2)
ANIMAL HEALTH	636	562	13	1,854	1,656	12
OTHER	318	233	36	972	695	40
Total revenues	$11,990	$12,280	(2)	$35,548	$35,768	(1)

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 30, 2007, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and October 1, 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and October 1, 2006. These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 5, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Our Performance and Operating Environment. This section, beginning on page 23, provides information about the following: our business; our decision to exit Exubera; our performance during the three months and nine months ended September 30, 2007; our operating environment; our response to key opportunities and challenges; our strategic initiatives, such as acquisitions; and our cost-reduction initiatives.

•

Revenues. This section, beginning on page 28, provides an analysis of our products and revenues for the three months and nine months ended September 30, 2007, and October 1, 2006, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 38, provides a discussion about our costs and expenses.

•	(Benefit)/Provision for Taxes on Income. This section, beginning on page 40, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 41, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 45, provides an analysis of our balance sheets as of  September 30, 2007, and December 31, 2006, and cash flows for the nine months ended September 30, 2007, and  October 1, 2006, as well as a discussion of our outstanding debt and commitments that existed as of September 30, 2007, and December 31, 2006. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	Outlook. This section, beginning on page 49, provides a discussion and update of our expectations for full-year 2007 and 2008.

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

Components of the Condensed Consolidated Statement of Income follow:

	Three Months Ended			Nine Months Ended
(millions of dollars, except per common share data)	Sept. 30, 2007	Oct. 1, 2006	% Change	Sept. 30, 2007	Oct. 1, 2006	% Change

Revenues	$11,990	$12,280	(2)%	$35,548	$35,768	(1) %

Cost of sales	4,618	1,962	135	8,614	5,423	59
% of revenues	38.5%	16.0%		24.2%	15.2%

Selling, informational and administrative expenses	3,768	3,751	--	10,973	11,027	--
% of revenues	31.4%	30.5%		30.9%	30.8%

Research and development expenses	1,999	1,902	5	5,829	5,187	12
% of revenues	16.7%	15.5%		16.4%	14.5%

Amortization of intangible assets	774	798	(3)	2,372	2,446	(3)
% of revenues	6.5%	6.5%		6.7%	6.8%

Acquisition-related in-process research and development charges	--	--	*	283	513	(45)
% of revenues	*	*		0.8%	1.4%

Restructuring charges and acquisition-related costs	455	249	83	2,318	816	184
% of revenues	3.8%	2.0%		6.5%	2.3%

Other (income)/deductions - net	(260)	(343)	(24)	(1,149)	(958)	20

Income from continuing operations before (benefit)/provision for taxes on income, and minority interests	636	3,961	(84)	6,308	11,314	(44)
% of revenues	5.3%	32.3%		17.7%	31.6%

(Benefit)/provision for taxes on income	(161)	717	*	800	1,769	(55)

Effective tax rate	(25.4)%	18.1%		12.7%	15.6%

Minority interests	1	5	(72)	6	10	(41)

Income from continuing operations	796	3,239	(75)	5,502	9,535	(42)
% of revenues	6.6%	26.4%		15.5%	26.7%

Discontinued operations - net of tax	(35)	123	*	(82)	353	*

Net income	$761	$3,362	(77)	$5,420	$9,888	(45)
% of revenues	6.3%	27.4%		15.2%	27.6%

Earnings per common share - basic:
Income from continuing operations	$0.12	$0.45	(73)	$0.79	$1.31	(40)
Discontinued operations - net of tax	(0.01)	0.02	*	(0.01)	0.05	*
Net income	$0.11	$0.47	(77)	$0.78	$1.36	(43)

Earnings per common share - diluted:
Income from continuing operations	$0.12	$0.44	(73)	$0.79	$1.30	(39)
Discontinued operations - net of tax	(0.01)	0.02	*	(0.01)	0.05	*
Net income	$0.11	$0.46	(76)	$0.78	$1.35	(42)

Cash dividends paid per common share	$0.29	$0.24		$0.87	$0.72

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

Decision to Exit Exubera

In the third quarter of 2007, after an assessment of the financial performance of Exubera, an inhalable form of insulin for the treatment of diabetes, as well as its lack of acceptance by patients, physicians and payers, we decided to exit the product and recorded charges totaling $2.8 billion ($2.1 billion, net of tax).

Our Exubera-related exit plans include working with physicians over a three-month period to transition patients to other treatment options, evaluating redeployment options for colleagues, working with our partners and vendors with respect to transition and exit activities, and exploring asset disposal or redeployment opportunities, as appropriate, among other activities.

Total pre-tax charges for the three months and nine months ended September 30, 2007, as well as the income statement line items in which the various charges are recorded, are as follows:

(millions of dollars)	Customer Returns - Revenues	Cost of Sales	Selling Informational & Administrative Expenses	Research & Development	Total

Intangible asset impairment charges	$--	$1,064	$41	$--	$1,105
Inventory write-offs	--	661	--	--	661
Fixed assets impairment charges	--	451	--	3	454
Other exit costs(a)	10	404	42	128	584
Total	$10	$2,580	$83	$131	$2,804

(a)	On the balance sheet primarily included in Other current liabilities.

The asset write-offs of $2.2 billion (intangibles, inventory and fixed assets) represent non-cash charges. The other exit costs, primarily contract and other termination costs, among other liabilities, will result in future cash expenditures and are associated with marketing and research programs, as well as manufacturing operations related to Exubera. We expect that substantially all of the cash spending will occur within the next year. During the implementation of the exit strategy, certain additional cash costs will be incurred and reported in future periods, such as maintenance-level operating costs. However, those future costs are not expected to be significant. We expect that substantially all exit activities will be completed within the next year.

Our 2007 Performance

Revenues in the third quarter of 2007 decreased $290 million (2%), compared to the same period in 2006. Revenues in the first nine months of 2007 decreased $220 million (1%), compared to the same period in 2006. The significant product and alliance revenue impacts on revenues for the third quarter and first nine months of 2007, compared to the same periods in 2006, are as follows:

	Third Quarter		Nine Months
	Increase/		Increase/
	(decrease)	% Change	(decrease)	% Change
(millions of dollars)	07/06	07/06	07/06	07/06

Zoloft(a)	$(335)	(73)	$(1,547)	(80)
Norvasc(a)	(568)	(47)	(1,198)	(34)
Lipitor(b)	(151)	(5)	(304)	(3)
Chantix/Champix(c)	208	630	570	M+
Lyrica(c)	125	37	462	58
Sutent(c)	88	140	284	248
Caduet	51	52	159	62
Zyvox	26	13	133	24
Vfend	30	22	88	24
Aromasin	18	22	58	25
Geodon/Zeldox	27	13	74	14
Celebrex	40	8	154	10
Alliance revenue	121	36	263	27

(a)	Zoloft and Norvasc are products that have lost U.S. exclusivity since 2006.
(b)	Lipitor has been impacted by competitive pressures and other factors.
(c)	Chantix/Champix, Lyrica and Sutent are major new products that were launched since 2005.
M+	Change greater than one thousand percent.

Revenues benefited from favorable foreign exchange impacts of approximately $300 million in the third quarter of 2007 and approximately $860 million in the first nine months of 2007. The impact of rebates in the third quarter of 2007, compared to the third quarter of 2006, decreased overall revenues by $138 million. The increase in rebates was due primarily to:

•	the absence in 2007 of a one-time reversal of a sales deduction accrual of about $170 million recorded in the third quarter of 2006; and

•	the impact of our contracting strategies with both government and non-government entities,

partially offset by:

•	changes in product mix, among other factors

The impact of rebates in the first nine months of 2007, compared to the same period in 2006, increased overall revenues by $17 million. The decrease in rebates was primarily due to:

•	changes in product mix;

partially offset by:

•	the absence in 2007 of a one-time reversal of a sales deduction accrual of about $170 million recorded in the third quarter of 2006; and

•	the impact of our contracting strategies with both government and non-government entities, among other factors.

(See further discussion in the "Revenues - Pharmaceutical Revenues" section of this MD&A.)

Income from continuing operations for the third quarter of 2007 was $796 million compared to $3.2 billion in the third quarter of 2006 and $5.5 billion in the first nine months of 2007 compared to $9.5 billion in the first nine months of 2006.

The decreases were primarily due to:

•	asset impairment charges and other costs of $2.8 billion ($2.1 billion, net of tax) associated with Exubera (see the "Decision to Exit Exubera" section of this MD&A);

•	higher restructuring and implementation costs associated with our cost-reduction initiatives in 2007;

•	the decline in certain product revenues discussed above, including the impact of product mix of revenues on Cost of sales;

•

higher Research and development expenses in the first nine months of 2007, primarily due to the timing of our payments to Bristol-Myers Squibb Company (BMS) in connection with our collaboration to develop and commercialize apixaban; and

•	the absence of one-time tax benefits occurring in the first nine months of 2006,

partially offset by:

•	the decline in Acquisition-related in-process research and development charges from 2006;

•	the favorable impact of foreign exchange; and

•	savings related to our cost-reduction initiatives.

(See further discussion in the "Cost and Expenses" and "(Benefit)/Provision for Taxes on Income" sections of this MD&A.)

Discontinued Operations - net of tax, primarily related to our former Consumer Healthcare business, which was sold in December 2006, for the third quarter of 2007, was a $35 million loss compared to $123 million in income in the third quarter of 2006 and an $82 million loss in the first nine months of 2007 compared to $353 million in income in the first nine months of 2006. The 2007 activity includes the resolution of contingencies, such as purchase price adjustments and product warranty obligations, as well as pension settlements. For a period of time, we will continue to generate cash flows and to report income statement activity in continuing operations that are associated with our former Consumer Healthcare business. The activities that give rise to these impacts are transitional in nature and generally result from agreements that ensure and facilitate the orderly transfer of business operations to the new owner. Included in continuing operations for the third quarter of 2007, are the following amounts associated with these transition service agreements that will no longer occur after the full transfer of activities to the new owner: Revenues of $50 million, Cost of sales of $41 million, Selling, informational and administrative expenses of $5 million and Other (income)/deductions-net of $4 million in income, and for the first nine months of 2007, are: Revenues of $144 million, Cost of sales of $121 million, Selling, informational and administrative expenses of $12 million and Other (income)/deductions-net of $13 million in income. (See Notes to Condensed Consolidated Financial Statements-Note 5. Discontinued Operations.)

In the first quarter of 2007, we acquired  BioRexis Pharmaceutical Corp. and Embrex, Inc. (See further discussion in the "Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations" section of this MD&A.)

We have also made progress with our cost-reduction initiatives, which comprise a broad-based, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the "Our Cost-Reduction Initiatives" section of this MD&A.)

Our Operating Environment

We and our industry continue to face significant challenges in a profoundly changing business environment, as explained more fully in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2006. Such industry-wide factors, including pricing and access, intellectual property rights, product competition, the regulatory environment, pipeline productivity and the changing business environment, can significantly impact our businesses. In order to meet these challenges and capitalize on opportunities in the marketplace, we are taking steps to change the way we run our businesses.

Generic competition significantly impacts our business. We lost U.S. exclusivity for Zoloft (sertraline) in June 2006 (with generic sertraline entering the market in August 2006) and Norvasc in March 2007 and, as expected, significant revenue declines followed. Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and generic simvastatin (Zocor) in June 2006, in addition to other competitive pressures. While we anticipated the difficulty posed by these generic competitors, in the U.S., the volume of patients who switched from Lipitor to generic simvastatin following the entry of multi-source generic simvastatin was greater than we had predicted, particularly in the managed-care environment. During the third quarter of 2007, the volume of patients switching from Lipitor to simvastatin returned to the level before the entry of generic simvastatin into the market. Lipitor's new prescription share has recently shown evidence of stabilizing and we expect the decline in Lipitor's total prescription share to stabilize over the next few quarters. (For more detailed information about Lipitor, Norvasc, Zoloft and other significant products, see further discussion in the "Revenues - Pharmaceutical - Selected Product Descriptions" section of this MD&A.)

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

Response to Key Opportunities and Challenges

As announced on January 22, 2007, we are committed to changing the way we run our businesses in order to meet the challenges of the changing business environment and to take advantage of the diverse opportunities in the marketplace.

Our five priorities are to:

•	Maximize our near-and long-term revenues;
•	Establish a lower and more flexible cost base;
•	Create smaller, more focused and more accountable operating areas;
•	Engage more productively with customers, patients, physicians and other collaborators; and
•	Make Pfizer a great place to work.

We believe that we are making progress on all of these goals. For details about our strategic initiatives, see the "Our Strategic Initiatives - Strategy and Recent Transactions" section of this MD&A, and for details about our cost-reduction initiatives, see the "Our Cost-Reduction Initiatives" section of this MD&A.

We are examining a range of possibilities that will shape the company over the next five to 10 years. Some of the strategic elements that build on our priorities while providing a framework for our longer-term opportunities may include:

•

Revitalizing our internal Research & Development (R&D) approach by focusing our efforts to improve productivity and give discovery and development teams more flexibility and clearer goals, as well as committing considerable resources to promising therapeutic areas including oncology, diabetes, and neurological disorders, among others. Although we have decided to exit Exubera, we remain committed to investing resources in the development of new and innovative medicines to manage diabetes.

•

Focusing our business development by thoroughly assessing every therapeutic area, looking at gaps we have identified and accelerating programs we already have. We are also developing opportunistic strategies concerning the best products, product candidates and technologies.

•

Building a major presence in biologics by recognizing that our core strength with small molecules must be complemented by large molecules, as they involve some of the most promising R&D technology and cutting-edge science in medical research, as well as integrating our investments, R&D and existing internal capabilities with disciplined business development.

•

Driving innovation in product life cycle management by taking a broader look at our business model and examining it from all angles. We believe there are opportunities to better manage our products' growth and development throughout their entire time on the market and bring innovation to our "go to market" promotional and commercial strategies. We plan to develop ways to further enhance the value of mature products, as well as those close to losing their exclusivity, and to create product-line extensions where feasible. In connection with the production of these products, we are pursuing new ways to accelerate our high-quality, low-cost manufacturing initiatives.

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

Our Strategic Initiatives - Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our own new-product pipeline, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business development strategy targets a number of growth opportunities, including biologics, oncology, diabetes, Alzheimer's disease, cardiovascular disease, vaccines and other products and services that seek to provide valuable healthcare solutions.

•

In the second quarter of 2007, we entered into a collaboration agreement with BMS to further develop and commercialize apixaban, an oral anticoagulant compound discovered by BMS, that is being studied for the prevention and treatment of a broad range of venous and arterial thrombotic conditions. We made an initial payment to BMS of $250 million and additional payments to BMS related to product development efforts, which are included in Research and development expenses for the nine months ended September 30, 2007. We may also make additional payments of up to $750 million to BMS based on development and regulatory milestones. In a separate agreement, we are also collaborating with BMS on the research, development and commercialization of DGAT-1 inhibitors.

•

In April 2007, we agreed with OSI Pharmaceuticals, Inc. (OSI) to terminate a 2002 collaboration agreement to co-promote Macugen, for the treatment of age-related macular degeneration (AMD), in the U.S. We also agreed to amend and restate a 2002 license agreement for Macugen, and to return to OSI all rights to develop and commercialize Macugen in the U.S. In return, OSI granted us an exclusive right to develop and commercialize Macugen in the rest of the world.

•

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp., a privately held biopharmaceutical company with a number of diabetes candidates and a novel technology platform for developing new protein drug candidates, and Embrex, Inc., an animal health company that possesses a unique vaccine delivery system known as Inovoject that improves consistency and reliability by inoculating chicks while they are still inside the egg. In connection with these and other smaller acquisitions, we recorded $283 million in Acquisition-related in-process research and development charges.

•	In the third quarter of 2006, we entered into a license agreement with Quark Biotech Inc. for exclusive worldwide rights to a compound for the treatment of neovascular (wet) AMD.

•

In the third quarter of 2006, we entered into a license and collaboration agreement with TransTech Pharma Inc. (TransTech) to develop and commercialize small- and large-molecule compounds for treatment of Alzheimer's disease and diabetic neuropathy. Under the terms of the agreement, Pfizer received exclusive worldwide rights to TransTech's portfolio of compounds. In October 2006, we expensed a payment of $101 million, which was recorded in the fourth quarter of 2006 in Research and development expenses. Additional significant milestone payments may be made to TransTech based upon the successful development and commercialization of a product.

•

In the third quarter of 2006, we entered into a license agreement with Bayer Pharmaceuticals Corporation to acquire exclusive worldwide rights to DGAT-1 inhibitors, an innovative class of compounds that modify lipid metabolism.  The lead compound in the class, BAY 74-4113, is a potential treatment for obesity, type 2 diabetes and other related disorders.  In June 2006, we acquired the worldwide rights to fesoterodine, a drug candidate for treating overactive bladder which was approved in the E.U. in April 2007 and is under regulatory review in the U.S., from Schwarz Pharma AG. In March 2006, we entered into research collaborations with NicOX SA in ophthalmic disorders and NOXXON Pharma AG in obesity.

•

In the second quarter of 2006, we completed the acquisition of Rinat Neuroscience Corp. (Rinat), a biologics company with several new central-nervous-system product candidates. In connection with this and other smaller acquisitions, we recorded $513 million in Acquisition-related in-process research and development charges in the second quarter of 2006.

•

In February 2006, we completed the acquisition of the sanofi-aventis worldwide rights, including patent rights and production technology, to manufacture and sell Exubera, an inhaled form of insulin, and the insulin-production business and facilities located in Frankfurt, Germany, previously jointly owned by Pfizer and sanofi-aventis, for approximately $1.4 billion in cash (including transaction costs). All assets  recorded in connection with this acquisition (other than the $166 million allocated to Pharmaceutical goodwill) have now been written off. See the "Decision to Exit Exubera" section of this MD&A. Prior to the acquisition, in connection with our collaboration agreement with sanofi-aventis, we recorded a research and development milestone due to us from sanofi-aventis of approximately $118 million ($71 million, after tax) in the first quarter of 2006 in Research and development expenses upon the approval of Exubera in January 2006 by the Food and Drug Administration (FDA).

Our Cost-Reduction Initiatives

We have made significant progress with our multi-year productivity initiatives, which are designed to increase efficiency and streamline decision-making across the company. These initiatives were launched in early 2005 and broadened in October 2006.

We are generating cost savings through site rationalization in R&D and manufacturing, reductions in our global sales force, streamlined organizational structures, staff function reductions, and increased outsourcing and procurement savings. Projects in various stages of completion include:

•

Reorganization of our Field Force - We completed the U.S. reorganization in December 2006, which included a 20% reduction in our U.S. field force. We are taking similar measures in many international markets. The restructured U.S. field force was operational starting in April 2007 and productivity per sales representative has returned to the levels before the reorganization, retaining our competitiveness and share of voice. Globally, we have reduced our field force by approximately 11% so far this year. Additional savings are being generated from de-layering, eliminating duplicative work, and strategically re-aligning various functions.

•

Strategic Outsourcing - As an example of this activity, we recently partnered with a single strategic service provider for certain information technology activities which have been previously performed by Pfizer and contractors. By consolidating 11 third-party providers and reducing labor cost, we expect to generate considerable annual savings and improve service quality.

•

Plant Network Optimization - We are transforming our global manufacturing network to improve efficiency and reduce overall cost. We have reduced our network of plants from 93 four years ago to 60 today, which includes the acquisition of seven plants. We have also announced significant additional closures and divestitures. The cumulative impact will be a more focused, streamlined and competitive manufacturing operation, with less than 50% of our plants and a reduction of 35% of our manufacturing employees compared to 2003. Further, we currently outsource the manufacture of approximately 17% of our products on a cost basis and plan to increase this substantially by 2010.

•

Enhanced R&D Productivity - We are actively balancing the actions required to achieve our cost savings targets with those required to promote enhanced R&D productivity. In 2007, we announced plans to close six R&D sites as part of our efforts to rationalize our facilities footprint. To date, over 90% of the portfolio projects that are moving between sites have been transferred and are in their new sites, with minimal interruption in the progress of development. The early-stage portfolio projects have all been successfully transferred and 85% of the late-stage project transfers have been completed with the remainder to be completed by the end of 2007.

In 2008, on a constant currency basis (the actual average foreign currency exchange rates in effect during 2006), we expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

REVENUES

Worldwide revenues by segment and geographic area for the third quarter and first nine months of 2007 and 2006 follow:

	Three Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,	Sept. 30,		Oct. 1,		wide	U.S.	national
(millions of dollars)	2007	2006	2007	2006	2007		2006		07/06	07/06	07/06

Pharmaceutical	$11,036	$11,485	$5,352	$6,380	$5,684		$5,105		(4)	(16)	11
Animal Health	636	562	292	260	344		302		13	12	14
Other	318	233	103	68	215		165		36	51	30
Total Revenues	$11,990	$12,280	$5, 747	$6,708	$6,243	(a)	$5,572	(a)	(2)	(14)	12

(a)

Includes revenues from Japan of $815 million (6.8% of total revenues) for the three months ended September 30, 2007, and $801 million (6.5% of total revenues) for the three months ended October 1, 2006.

	Nine Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,	Sept. 30,		Oct. 1,		wide	U.S.	national
(millions of dollars)	2007	2006	2007	2006	2007		2006		07/06	07/06	07/06

Pharmaceutical	$32,722	$33,417	$16,287	$18,448	$16,435		$14,969		(2)	(12)	10
Animal Health	1,854	1,656	810	751	1,044		905		12	8	15
Other	972	695	341	219	631		476		40	56	33
Total Revenues	$35,548	$35,768	$17,438	$19,418	$18,110	(b)	$16,350	(b)	(1)	(10)	11

(b)

Includes revenues from Japan of $2.4 billion (6.8% of total revenues) for the nine-month period ended September 30, 2007, and $2.4 billion (6.8% of total revenues) for the nine-month period ended October 1, 2006.

Pharmaceutical Revenues

Worldwide pharmaceutical revenues for the third quarter of 2007 were $11.0 billion, a decrease of 4% compared to the third quarter of 2006, and for the first nine months of 2007 were $32.7 billion, a decrease of 2% compared to the first nine months of 2006, due primarily to:

•

a decrease in revenues for Norvasc of $568 million in the third quarter of 2007 and $1.2 billion in the first nine months of 2007, primarily due to the loss of U.S. exclusivity in the first quarter of 2007;

•

a decrease in revenues for Zoloft (sertraline), primarily due to the loss of U.S. exclusivity in June 2006 (with generic sertraline entering the market in August 2006), of $335 million in the third quarter of 2007 and $1.5 billion in the first nine months of 2007;

•

a decrease in revenues for Lipitor in the U.S. of $264 million in the third quarter of 2007 and $573 million in the first nine months of 2007, primarily resulting from competitive pressures from generics, among other factors; and

•	the one-time reversal of a sales deduction accrual in the third quarter of 2006 related to a favorable development in a pricing dispute in the U.S. of about $170 million,

partially offset by:

•

an aggregate year-over-year increase in revenues from new products launched in the U.S. since 2005 of approximately $431 million in the third quarter of 2007 and $1.4 billion in the first nine months of 2007;

•

a decrease in rebates in the first nine months of 2007 in both our government and non-government contracted businesses in the U.S., reflecting changes in our product mix, partially offset by the impact of our contracting strategies; and

•

the weakening of the U.S. dollar relative to many foreign currencies, especially the euro and U.K. pound, which increased Pharmaceutical revenues by approximately $275 million in the third quarter of 2007 and approximately $770 million in the first nine months of 2007.

Geographically:

•

in the U.S., Pharmaceutical revenues decreased 16% in the third quarter of 2007, compared to the third quarter of 2006, and 12% in the first nine months of 2007, compared to the first nine months of 2006, primarily due to the effect of the loss of exclusivity for Zoloft and Norvasc, and lower sales of Lipitor; and

•

in our international markets, Pharmaceutical revenues increased 11% in the third quarter of 2007, compared to the third quarter of 2006, and increased 10% in the first nine months of 2007, compared to the first nine months of 2006, primarily due to the favorable impact of foreign exchange on international revenues of approximately $275 million (5.4%) in the third quarter of 2007 and approximately $770 million (5.2%) in the first nine months of 2007, revenues from our new products, as well as growth in Celebrex sales.

During the third quarter of 2007, international Pharmaceutical revenues grew to represent 51.5% of total Pharmaceutical revenues, compared to 44.4% in the third quarter of 2006. For the first nine months of 2007, international Pharmaceutical revenues represented 50.2% of total Pharmaceutical revenues, compared to 44.8% of total Pharmaceutical revenues in the first nine months of 2006. These increases have been fueled by higher volumes and the favorable impact of foreign exchange, despite pricing pressures in international markets.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations, with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual have not been material to our overall business. On a quarterly basis, our adjustments to actual generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates under Medicaid and related state programs reduced revenues by $141 million in the third quarter of 2007, compared to $40 million in the third quarter of 2006, and $392 million in the first nine months of 2007, compared to $414 million in the first nine months of 2006. The increase in rebates under Medicaid and related state programs in the third quarter of 2007 was due primarily to adjustments to actual related to the impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Act), effective January 1, 2006, recorded in the third quarter of 2006. The decrease in rebates under Medicaid and related state programs in the first nine months of 2007 was due primarily to changes in product mix, such as lower sales of Zithromax, Zoloft and Norvasc, all of which lost exclusivity in the U.S.

Rebates under Medicare reduced revenues by $121 million in the third quarter of 2007 compared to $253 million in the third quarter of 2006 and $321 million in the first nine months of 2007 compared to $436 million in the first nine months of 2006. The decreases in Medicare rebates were due primarily to:

•	adjustments to actual related to the impact of the Medicare Act, effective January 1, 2006, recorded in the third quarter of 2006; and

•	changes in product mix, such as lower sales of Zithromax, Zoloft and Norvasc, all of which lost exclusivity in the U.S.

Performance-based contract rebates reduced overall revenues by $383 million in the third quarter of 2007 compared to $393 million in the third quarter of 2006 and $1.2 billion in the first nine months of 2007, compared to $1.3 billion in the first nine months of 2006. The decreases in performance-based contract rebates were primarily due to lower sales of Zithromax, Zoloft and Norvasc, all of which lost exclusivity in the U.S., partially offset by the impact of our contracting strategies, primarily related to Lipitor. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $420 million in the third quarter of 2007, compared to $382 million in the third quarter of 2006, and $1.1 billion in the first nine months of 2007, comparable to the first nine months of 2006. Chargebacks were impacted by the launch of certain generic products, including amlodipine besylate after Norvasc lost U.S. exclusivity in March 2007.

Our accruals for Medicaid rebates, Medicare rebates, contract rebates and chargebacks totaled $1.2 billion as of September 30, 2007, a decrease from $1.5 billion as of December 31, 2006, due primarily to the impact of the Medicare Act and changes in product mix, partially offset by the impact of our contracting strategies.

Pharmaceutical--Selected Product Revenues

Revenue information for several of our major pharmaceutical products follows:

		Three Months Ended		Nine Months Ended
(millions of dollars) Product	Primary Indications	Sept. 30, 2007	% Change from 2006	Sept. 30, 2007	% Change from 2006
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,170	(5)%	$9,247	(3)%
Norvasc	Hypertension	640	(47)	2,351	(34)
Chantix/Champix	An aid to smoking cessation	241	630	603	M+
Caduet	Reduction of LDL cholesterol and hypertension	149	52	414	62
Cardura	Hypertension/Benign prostatic hyperplasia	119	(11)	378	(5)
Central nervous system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	465	37	1,265	58
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	228	13	622	14
Zoloft	Depression and certain anxiety disorders	124	(73)	397	(80)
Neurontin	Epilepsy and post-herpetic neuralgia	106	(16)	321	(15)
Aricept(a)	Alzheimer's disease	100	12	285	10
Xanax/Xanax XR	Anxiety/Panic disorders	85	13	239	1
Relpax	Migraine headaches	81	13	230	12
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	577	8	1,653	10
Infectious and respiratory diseases:
Zyvox	Bacterial infections	232	13	692	24
Vfend	Fungal infections	162	22	455	24
Zithromax/Zmax	Bacterial infections	89	(14)	328	(38)
Diflucan	Fungal infections	96	(12)	311	(5)
Urology:
Viagra	Erectile dysfunction	450	6	1,266	5
Detrol/Detrol LA	Overactive bladder	294	--	866	7
Oncology:
Camptosar	Metastatic colorectal cancer	243	12	713	7
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	151	140	399	248
Aromasin	Breast cancer	102	22	287	25
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	402	7	1,151	8
Endocrine disorders:
Genotropin	Replacement of human growth hormone	216	8	619	6
All other:
Zyrtec/Zyrtec-D	Allergies	428	8	1,274	7
Alliance revenues:
Aricept, Exforge, Macugen, Mirapex, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), Parkinson's disease (Mirapex), hypertension (Exforge and Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	457	36	1,247	27

(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
M+	Change greater than one thousand percent.
Certain amounts and percentages may reflect rounding adjustments.

Pharmaceutical--Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, with $3.2 billion in worldwide revenues in the third quarter of 2007, a decrease of 5% compared to the same period in 2006, and $9.2 billion in worldwide revenues in the first nine months of 2007, a decrease of 3% compared to the same period in 2006. In the U.S., revenues of $1.8 billion in the third quarter of 2007 declined 13% compared to the same period in 2006 and in the first nine months of 2007, revenues of $5.3 billion declined 10% compared to the same period in 2006. Internationally, Lipitor revenues in the third quarter of 2007 increased 9% and in the first nine months of 2007 increased 7%, compared to the same periods in 2006, primarily due to the favorable impact of foreign exchange.

The decline in Lipitor revenues is driven by a combination of factors. The decline in the third quarter of 2007 from the comparable 2006 period resulted from:

	•	the impact of an intensely competitive statin market with competition from multi-source generic simvastatin and branded products, which resulted in a decrease in prescription levels in the U.S.;

	•	increased payer pressure in the U.S.; and

	•	a favorable development in a pricing dispute in the U.S. recorded in 2006,

partially offset by:

	•	growth in the statin market in the U. S.; and

	•	the favorable impact of foreign exchange.

The decline in Lipitor revenues in the first nine months of 2007 from the comparable period in 2006 resulted from:

	•	the impact of an intensely competitive statin market with competition from multi-source generic simvastatin and branded products, which resulted in a decrease in prescription levels in the U.S.;

	•	increased payer pressure in the U.S.; and

	•	a favorable development in a pricing dispute in the U.S. recorded in 2006,

partially offset by:

	•	a positive U.S. pricing impact, net of rebates, notwithstanding a more flexible contracting strategy; and

	•	the favorable impact of foreign exchange.

On May 30, 2007, we announced the return of Lipitor to Express Scripts Inc.'s preferred list of drugs as of June 1, 2007, following our rebate agreement. We expect to see the positive impact of this agreement towards the end of 2007 and into 2008.

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

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lipitor.

•

Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007, six months earlier than expected, due to an appellate court decision that was counter to three previous trial court rulings in Pfizer's favor. Norvasc has also experienced patent expirations in many E.U. countries but maintains exclusivity in certain other major markets, including Japan and Canada. Norvasc worldwide revenues in the first nine months of 2007 decreased 34% from the same period in 2006.

•

Caduet, a single pill therapy combining Norvasc and Lipitor, recorded worldwide revenues of $414 million, an increase of 62% for the first nine months of 2007, compared to the same period in 2006. This was largely driven by a more focused message platform and a highly targeted consumer campaign in the U.S. Caduet was launched in the U.S. in May 2004 and continues to grow at significantly higher rates than the overall U.S. cardiovascular market. However, with the introduction of generic amlodipine besylate, in addition to increased competition, growth has begun to slow. During the first nine months of 2007, Caduet was launched in France, Australia and Taiwan. We now expect Caduet to launch in Spain in late 2008.

•

Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006 and in select E.U. markets in December 2006.  Chantix/Champix continues to demonstrate strong uptake, with nearly 3.5 million U.S. patients having been prescribed Chantix since its launch in August 2006, representing approximately 8% of adult smokers in the U.S. In the U.S., an unbranded advertising campaign introduced earlier in 2007 is working to effectively develop the market, and branded advertising was introduced in the third quarter of 2007. We continue to focus on increasing adherence and have introduced tools to physicians that provide data behind the benefit of a full 12-week course of therapy. In addition, we are conducting several pilot programs to reach patients in their first month of therapy through pharmacy programs, as well as through our GetQuit behavior modification program. Champix has secured final approval from the National Institute for Health and Clinical Excellence (NICE) for use in the state-funded National Health Service in the U.K., following a positive appraisal decision in May 2007. Our strategy for this innovative medicine is to build a sustainable, medically supported market over time and to seek to secure reimbursement--initiatives that we believe will drive future growth. Chantix/Champix recorded worldwide revenues of $603 million in the first nine months of 2007.

•	Exubera, see the "Decision to Exit Exubera" section of this MD&A.

•

Zoloft (sertraline), which lost exclusivity in the U.S. in June 2006 (with generic sertraline entering the market in August 2006) and earlier in many European markets, experienced an 80% worldwide revenue decline in the first nine months of 2007, compared to the same period in 2006. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD. Zoloft was launched in Japan in July 2006 for the indications of depression/depressed state and panic disorder.

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

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the U.S., Geodon had a new prescription share of 6.7% for September 2007. In the first nine months of 2007, Geodon worldwide revenues grew 14%, compared to the same period in 2006. Geodon growth was driven by recognition of its efficacy by prescribers as clinical experience increased, and by a favorable metabolic profile.

•

Lyrica gained an 11.8% new prescription share of the total U.S. anti-epileptic market in September 2007, fueled by strong efficacy, as well as high physician and patient satisfaction. In June 2007, Lyrica was approved in the U.S. for the management of fibromyalgia, one of the most common chronic, widespread pain conditions. This approval represents a breakthrough for the more than six million Americans who suffer from this debilitating condition who previously had no FDA-approved treatment.

•

Celebrex was approved in Japan in January 2007, for the treatment of osteoarthritis and rheumatoid arthritis. In February 2007, Celebrex was approved in Europe for the treatment of ankylosing spondylitis. From April 2007 through July 2007, we ran an innovative Celebrex DTC television advertising campaign in the U.S. about treatment options for arthritis. The 2½-minute television advertisement opened by addressing cardiovascular (CV) safety first and clarifying misperceptions among arthritis sufferers about the risks and benefits of Celebrex and other prescription non-steroidal anti-inflammatory drugs. This DTC ad campaign  helped to stimulate patient interest and initiate a productive dialogue between physicians and patients. The number of weekly visits to the Celebrex website doubled and the number of calls to the patient 800 number increased after the introduction of the ad. We intend to resume this television advertising campaign later this year.

•

Zithromax/Zmax experienced a 38% decline in worldwide revenues in the first nine months of 2007 compared to the same period of 2006, reflecting the expiration of Zithromax's composition-of-matter patent in the U.S. in November 2005 and the end of Pfizer's active sales promotion in July 2005.

•

Selzentry/Celsentri (maraviroc) is the first in a new class of oral HIV medicines in more than a decade known as CCR5 antagonists. CCR5 antagonists work by blocking the CCR5 co-receptor, the virus' predominant entry route into T-cells.  Selzentry/Celsentri stops the R5 virus on the outside surface of the cells before it enters, rather than fighting the virus inside, as do all other classes of oral HIV medicines. Selzentry was approved in the U.S. in August 2007, and is indicated for combination anti-retroviral treatment of treatment-experienced adults infected with only CCR5-tropic HIV-1 detectable, who have evidence of viral replication and have HIV-1 strains resistant to multiple anti-retroviral agents. A diagnostic test confirms whether a patient is infected with CCR5-tropic HIV-1, which is also known as "R5-virus." Celsentri was approved in the E.U. in September 2007 by the European Commission.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world's most recognized pharmaceutical brands. Viagra revenues grew 5% worldwide--with U.S. revenues flat and international revenues increasing 10%--in the first nine months of 2007, compared to the same period in 2006. The growth in Viagra international revenues was driven by foreign exchange, as well as a combination of other factors, including our focus on strengthening its value proposition to key customers and growth in the erectile dysfunction market. In July 2007, we launched a television ad campaign in the U.S. for Viagra aimed at educating and motivating men with erectile dysfunction to seek treatment.

•

Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed medicine worldwide for overactive bladder, a condition that affects up to 100 million people around the world. Detrol/Detrol LA is an extended-release formulation taken once daily. Worldwide Detrol/Detrol LA revenues grew 7% to $866 million in the first nine months of 2007. Detrol/Detrol LA continues to lead the overactive bladder market and perform well in an increasingly competitive marketplace. In the U.S., Detrol/Detrol LA's new prescription share declined 3.0% to a 39.8% share for the first nine months of 2007. See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patient litigation relating to Detrol and Detrol LA.

•

Camptosar is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Worldwide revenues in the first nine months of 2007 increased 7% to $713 million, compared to the same period in 2006. The National Comprehensive Cancer Network (NCCN), an alliance of 21 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer. We will lose U.S. exclusivity for Camptosar in 2008.

•

Sutent is an oral multi-kinase inhibitor that combines anti-angiogenic and anti-tumor activity to inhibit the blood supply to tumors and has direct anti-tumor effects. Sutent was approved by the FDA and launched in the U.S. in January 2006 for advanced renal cell carcinoma, including metastatic renal cell carcinoma, and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. In the first quarter of 2007, the U.S. label was revised to include new first-line advanced renal cell carcinoma data. In January 2007, Sutent received full marketing authorization and extension of the indication to first-line treatment of advanced and/or metastatic renal cell carcinoma (mRCC), as well as approval as a second-line treatment for GIST, in the E.U. We believe that future growth of Sutent will be fueled by emerging new data in a range of potential new indications. Sutent recorded $399 million in worldwide revenues in the first nine months of 2007.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is one of the world's leading branded glaucoma medicines. Clinical data showing its advantages in treating intraocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom worldwide revenues grew 8% in the first nine months of 2007, compared to the same period in 2006.

•

Zyrtec/Zyrtec-D provides strong, rapid and long-lasting relief for seasonal and year-round allergies and hives with once-daily dosing. Zyrtec/Zyrtec-D continues to be the most-prescribed antihistamine in the U.S. in a challenging market. Worldwide revenues increased 7% in the first nine months of 2007, compared to the same period in 2006. We will lose U.S. exclusivity for Zyrtec/Zyrtec-D in December 2007. Since we sold our rights to market Zyrtec/Zyrtec-D over-the-counter in connection with the sale of our Consumer Healthcare business, we expect no revenues from Zyrtec/Zyrtec-D after the expiration of the U.S. patent in December.

Animal Health

Revenues of our Animal Health business follow:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	% Change	Sept. 30, 2007	Oct. 1, 2006	% Change

Livestock products	$387	$340	14%	$1,122	$1,011	11%
Companion animal products	249	222	12	732	645	13
Total Animal Health	$636	$562	13	$1,854	$1,656	12

Our Animal Health business is one of the largest in the world.

The increase in Animal Health revenues in the third quarter and first nine months of 2007, compared to the same periods in 2006, was primarily attributable to:

•

for livestock products, the continued good performance of our premium anti-infectives for cattle and swine, and intramammaries in the first nine months of 2007, as well as revenues from Embrex, Inc., which we acquired in the first quarter of 2007;

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

Product Developments

We continue to invest in R&D to provide future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products. We have a broad and deep pipeline of medicines in development. However, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development. Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the E.U. and Japan.

Recent FDA Approvals:

Product	Indication	Date Approved

Selzentry (maraviroc)	Treatment of human immuno-deficiency virus/acquired immune deficiency (HIV) in CCR5-tropic treatment-experienced patients	August 2007

Lyrica	Treatment of fibromyalgia	June 2007

Fragmin	Prevention of blood clots in patients with cancer	May 2007

Lipitor	Secondary prevention of cardiovascular (CV) events in patients with established coronary heart disease	March 2007

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Zmax	Treatment of bacterial infections-sustained release-Pediatric acute otitis media (AOM) filing	November 2006

Fesoterodine	Treatment of overactive bladder	March 2006

Vfend	Treatment of fungal infections-Pediatric filing	June 2005

dalbavancin	Treatment of complicated skin/skin structure gram-positive bacterial infections	December 2004

On September 28, 2007, we received an "approvable" letter from the FDA for Zmax  that sets forth requirements to obtain approval for the AOM indication based on pharmacokinetic data. We plan to discuss these requirements with the FDA and seek an agreement on actions to address the FDA's comments.

We received an "approvable" letter from the FDA for fesoterodine for the treatment of overactive bladder in January 2007. Regulatory review of fesoterodine is progressing in the U.S. and fesoterodine was approved in the E.U. in April 2007. We are working with Schwarz Pharma, the licensor, to scale up manufacturing and identify manufacturing site alternatives. Launch is planned for the latter half of 2008 in Europe and, subject to FDA approval, early 2009 in the U.S.

In June 2006, the FDA designated as approvable the NDA for dalbavancin. In June 2007, we re-submitted our NDA filing for dalbavancin and we anticipate FDA action in December 2007.

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

Regulatory Approvals and Filings in the E.U. and Japan:

Product	Description of Event	Date Approved	Date Submitted

Celsentri (maraviroc)	Approval in the E.U. for the treatment of HIV in CCR5-tropic treatment-experienced patients	September 2007	--

Eraxis/Ecalta	Approval in the E.U. for the treatment of invasive candidiasis in adult non-neutropenic patients	September 2007	--

Selera (Inspra)	Approval in Japan for treatment of hypertension	September 2007	--

dalbavancin	Application submitted in the E.U. for the treatment of skin and skin structure infections	--	July 2007

Fesoterodine	Approval in the E.U. for treatment of overactive bladder	April 2007	--

Macugen	Application submitted in Japan for treatment of age-related macular degeneration	--	March 2007

Celebrex	Approval in the E.U. for the treatment of ankylosing spondylitis	February 2007	--
	Application submitted in Japan for treatment of lower-back pain	--	February 2007
	Approval in Japan for treatment of osteoarthritis and rheumatoid arthritis	January 2007	--

Sildenafil	Application submitted in Japan for treatment of pulmonary arterial hypertension	--	February 2007

Somavert	Approval in Japan for treatment of acromegaly	January 2007	--

Sutent	Approval in the E.U. for mRCC as a first-line treatment	January 2007	--
	Approval in the E.U. for GIST as a second-line treatment	January 2007	--
	Application submitted in Japan for treatment of mRCC	--	December 2006
	Application submitted in Japan for treatment of GIST	--	December 2006

Spiriva	Application submitted in the E.U. - Respimat device for chronic obstructive pulmonary disease	--	September 2006

Chantix/Champix	Application submitted in Japan as an aid to smoking cessation	--	June 2006

Ongoing or planned clinical trials for additional uses and dosage forms of our in-line products include:

Product	Indication

Celebrex	Acute gouty arthritis

Geodon/Zeldox	Bipolar relapse prevention; pediatric bipolar mania; adjunctive use in bipolar depression

Lyrica	Generalized anxiety disorder; epilepsy monotherapy

Macugen	Diabetic macular edema

Revatio	Pediatric pulmonary arterial hypertension

Selzentry/Celsentri	HIV in CCR5-tropic treatment-naive patients

Sutent	Breast cancer; colorectal cancer; non-small cell lung cancer; liver cancer

Zithromax/chloroquine	Malaria

New drug candidates in late-stage development include CP-945,598, a cannibinoid-1 receptor antagonist for treatment of obesity; axitinib, a multi-targeted receptor kinase for treatment of thyroid cancer and pancreatic cancer; CP-675,206, an anti-CTLA4 monoclonal antibody for melanoma; PD-332334, an alpha2delta compound for the treatment of generalized anxiety disorder; and apixaban for the prevention and treatment of venous thromboembolism and the prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with BMS.

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

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 135% in the third quarter of 2007, compared to the third quarter of 2006, and 59% in the first nine months of 2007, compared to the first nine months of 2006. These increases reflect:

•	asset impairment charges, write-offs and other costs associated with Exubera of $2.6 billion (See the "Decision to Exit Exubera" section of this MD&A);

•	the unfavorable impact of product mix on our average cost of sales as a result of the loss of U.S. exclusivity for products (such as Zoloft and Norvasc) and lower sales of Lipitor;

•

the impact of higher implementation costs associated with our cost-reduction initiatives of $173 million in the third quarter of 2007, compared to $50 million in the third quarter of 2006, and $437 million in the first nine months of 2007, compared to $278 million in the first nine months of 2006;

•

costs of $41 million for the third quarter of 2007 and $121 million for the first nine months of 2007, related to business transition activities associated with the sale of our Consumer Healthcare business, completed in December 2006; and

•	the unfavorable impact of foreign exchange on expenses,

partially offset by:

•	savings related to our cost-reduction initiatives.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses in the third quarter and first nine months of 2007 were comparable to the same periods in 2006, which reflects:

•	savings related to our cost-reduction initiatives,

offset by:

•	exit costs, such as contract termination costs, associated with Exubera of $83 million (See the "Decision to Exit Exubera" section of this MD&A);

•

the impact of higher implementation costs associated with our cost-reduction initiatives of $70 million in the third quarter of 2007, compared to $63 million in the third quarter of 2006, and $198 million in the first nine months of 2007, compared to $160 million for the first nine months of 2006; and

•	the unfavorable impact of foreign exchange on expenses.

Research and Development Expenses

Research and development (R&D) expenses increased 5% in the third quarter of 2007, compared to the third quarter of 2006, and 12% in the first nine months of 2007, compared to the first nine months of 2006, which reflects:

•	exit costs, such a contract termination costs, associated with Exubera of $131 million (See the "Decision to Exit Exubera" section of this MD&A);

•

an initial payment to BMS of $250 million and additional payments to BMS related to product development efforts, in connection with our collaboration to develop and commercialize apixaban, recorded in the second quarter of 2007;

•	a one-time R&D milestone due to us from sanofi-aventis (approximately $118 million) recorded in the first quarter of 2006;

•

the impact of higher implementation costs associated with our cost-reduction initiatives of $130 million in the third quarter of 2007, compared to $70 million in the third quarter of 2006, and $292 million for the first nine months of 2007, compared to $132 million in the first nine months of 2006; and

•	the unfavorable impact of foreign exchange on expenses,

partially offset by:

•	savings related to our cost-reduction initiatives.

Acquisition-Related In-Process Research and Development Charges

The estimated fair value of Acquisition-related in-process research and development charges (IPR&D) is expensed at acquisition date. IPR&D of $283 million, primarily related to our acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc., was recorded in the first quarter 2007 and $513 million, primarily related to the acquisition of Rinat Neuroscience Corp., was recorded in the first nine months of 2006.

Cost-Reduction Initiatives

In connection with our cost-reduction initiatives, which were launched in early 2005 and broadened in October 2006, our management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures in a company-wide effort to improve performance and efficiency. On January 22, 2007, we announced additional plans to change the way we run our businesses to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace. We are generating net cost reductions through site rationalization in R&D and manufacturing, streamlined organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings.

The actions associated with the expanded cost-reduction initiatives include restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services worldwide. (See Notes to Condensed Consolidated Financial Statements-Note 6. Cost-Reduction Initiatives.) The strengthening of the euro and other currencies relative to the dollar, while favorable on Revenues, has had an adverse impact on our expenses, including the reported impact of these cost-reduction efforts.

We incurred the following costs in connection with our cost-reduction initiatives:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Implementation costs(a)	$373	$182	$864	$547
Restructuring charges(b)	437	245	2,267	801
Total costs related to our cost-reduction initiatives	$810	$427	$3,131	$1,348

(a)

For the third quarter of 2007, included in Cost of sales ($173 million), Selling, informational and administrative expenses ($70 million), Research and development expenses ($130 million). For the third quarter of 2006, included in Cost of sales ($50 million), Selling, informational and administrative expenses ($63 million), Research and development expenses ($70 million) and Other (income)/deductions - net ($1 million income). For the first nine months of 2007, included in Cost of sales ($437 million), Selling, informational and administrative expenses ($198 million), Research and development expenses ($292 million) and Other (income)/deductions - net ($63 million income). For the first nine months of 2006, included in Cost of sales ($278 million), Selling, informational and administrative expenses ($160 million), Research and development expenses ($132 million) and Other (income)/deductions - net ($23 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions-Net

In the third quarter and first nine months of 2007, we recorded higher net interest income compared to the same periods in 2006, due primarily to higher interest rates and an increase in our net financial assets, reflecting proceeds of $16.6 billion from the sale of our Consumer Healthcare business in late December 2006.

(BENEFIT)/PROVISION FOR TAXES ON INCOME

In the third quarter of 2006, we recorded a decrease to the 2005 estimated U.S. tax provision related to the repatriation of foreign earnings, due primarily to the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of a certain position, and we recognized a tax benefit of $124 million.

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

Our effective tax rates on reported Income from continuing operations before (benefit)/provision for taxes on income and minority interest for the third quarter of 2007 was a 25.4% benefit compared to an 18.1% cost in the third quarter of 2006, primarily reflecting the impact of charges associated with Exubera (primarily in the U.S. and Germany), among other factors. See the "Decision to Exit Exubera" section of this MD&A. The effective tax rates on reported Income from continuing operations before (benefit)/provision for taxes on income and minority interest for the first nine months of 2007 was 12.7% compared to 15.6% in the first nine months of 2006, primarily reflecting the impact of charges associated with Exubera, the impact of a $283 million charge in the first nine months of 2007 compared to a $513 million charge for the same period in 2006 for acquired IPR&D, which is not deductible for tax purposes, as well as the volume and geographic mix of restructuring charges in the first nine months of 2007 compared to the same period in 2006, partially offset by certain one-time tax benefits in 2006 associated with favorable tax legislation and the resolution of certain tax positions in the first quarter of 2006.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period such as the effects of an acquisition or amortization of purchased intangibles and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of our performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, Performance Share Awards grants made in 2006, the first nine months of 2007 and future years will be paid based on a non-discretionary formula that measures our performance using relative total shareholder return.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our cost-reduction initiatives; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as adjustments associated with charges attributable to the repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1, Legal Proceedings in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered a certain significant item.

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	% Incr./ (Decr.)	Sept. 30, 2007	Oct. 1, 2006	% Incr./ (Decr.)

Reported net income	$761	$3,362	(77)%	$5,420	$9,888	(45)%
Purchase accounting adjustments - net of tax	559	566	(1)	2,003	2,232	(10)
Acquisition-related costs - net of tax	13	4	225	36	9	300
Discontinued operations - net of tax	35	(123)	*	82	(353)	*
Certain significant items - net of tax	2,595	113	M+	4,170	159	M+
Adjusted income	$3,963	$3,922	1	$11,711	$11,935	(2)

* Calculation not meaningful.
M+ Change greater than one thousand percent.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 30, 2007	Oct. 1, 2006	Sept. 30, 2007	Oct. 1, 2006

Purchase accounting adjustments:
Intangible amortization and other(a)	$767	$803	$2,374	$2,414
In-process research and development charges(b)	--	--	283	513
Total purchase accounting adjustments, pre-tax	767	803	2,657	2,927
Income taxes	(208)	(237)	(654)	(695)
Total purchase accounting adjustments - net of tax	559	566	2,003	2,232
Acquisition-related costs:
Integration costs(c)	21	3	58	8
Restructuring charges(c)	(3)	1	(7)	7
Total acquisition-related costs, pre-tax	18	4	51	15
Income taxes	(5)	--	(15)	(6)
Total acquisition-related costs - net of tax	13	4	36	9
Discontinued operations:
(Income)/loss from discontinued operations (d)	--	(178)	--	(493)
(Gains)/losses on sales of discontinued operations(d)	99	(6)	138	(37)
Total discontinued operations, pre-tax	99	(184)	138	(530)
Income taxes	(64)	61	(56)	177
Total discontinued operations - net of tax	35	(123)	82	(353)
Certain significant items:
Restructuring charges - cost-reduction initiatives(c)	437	245	2,267	801
Implementation costs - cost-reduction initiatives(e)	373	182	864	547
Charges associated with Exubera(f)	2,804	--	2,804	--
Consumer Healthcare business transition activity(g)	(8)	--	(24)	--
Sanofi-aventis research and development milestone(h)	--	--	--	(118)
Other(i)	36	(86)	61	(160)
Total certain significant items, pre-tax	3,642	341	5,972	1,070
Income taxes	(1,047)	(104)	(1,802)	(346)
Resolution of certain tax positions(j)	--	--	--	(441)
Tax impact of the repatriation of foreign earnings(j)	--	(124)	--	(124)
Total certain significant items - net of tax	2,595	113	4,170	159
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$3,202	$560	$6,291	$2,047

(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges, primarily related to our acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc. in 2007 and Rinat in 2006.
(c)	Included in Restructuring charges and acquisition-related costs.
(d)	Discontinued operations - net of tax is primarily related to our former Consumer Healthcare business. (See Notes to Condensed Consolidated Financial Statements-Note 5. Discontinued Operations.)
(e)

For the third quarter of 2007, included in Cost of sales ($173 million), Selling, informational and administrative expenses ($70 million) and  Research and development expenses ($130 million). For the third quarter of 2006, included in Cost of sales ($50 million), Selling, informational and administrative expenses ($63 million), Research and development expenses ($70 million) and Other (income)/deductions -net ($1 million income). For the first nine months of 2007, included in Cost of sales ($437 million), Selling, informational and administrative expenses ($198 million), Research and development expenses ($292 million) and Other (income)/deductions - net ($63 million income). For the first nine months of 2006, included in Cost of sales ($278 million), Selling, informational and administrative expenses ($160 million), Research and development expenses ($132 million) and Other (income)/deductions - net ($23 million income).

(f)

These charges are comprised of approximately $1.1 billion of intangible assets, $661 million of inventory, $454 million of fixed assets and $584 million of other exit costs and are included in Cost of sales ($2.6 billion), Selling, informational and administrative expenses ($83 million), Research and development expenses ($131 million) and Revenues ($10 million for an estimate of customer returns) for the third quarter and first nine months of 2007. See the "Decision to Exit Exubera" section of this MD&A.

(g)

Included in Revenues ($50 million), Cost of sales ($41 million), Selling, informational and administrative expenses ($5 million) and Other (income)/deductions-net ($4 million income) for the third quarter of 2007, and included in Revenues ($144 million), Cost of sales ($121 million), Selling, informational and administrative expenses ($12 million) and Other (income)/deductions-net ($13 million income) for the first nine months of 2007.

(h)	Included in Research and development expenses.
(i)	Included primarily in Other (income)/deductions - net.
(j)	Included in (Benefit)/provision for taxes on income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	Sept. 30, 2007	Dec. 31, 2006

Financial assets:
Cash and cash equivalents	$2,611	$1,827
Short-term investments	19,687	25,886
Short-term loans	526	514
Long-term investments and loans	4,922	3,892
Total financial assets	27,746	32,119
Debt:
Short-term borrowings, including current portion of long-term debt	2,645	2,434
Long-term debt	6,041	5,546
Total debt	8,686	7,980
Net financial assets	$19,060	$24,139

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

Investments

Our short-term and long-term investments consist primarily of high-quality, liquid investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of short-term investments at December 31, 2006, reflects the receipt of proceeds from the sale of our Consumer Healthcare business of $16.6 billion. Our portfolio of short-term investments was reduced in the first nine months of 2007 and the proceeds were primarily used to pay taxes due on the gain from the sale of our Consumer Healthcare business, completed in December 2006, and for share repurchases, dividends and capital expenditures in the first nine months of 2007.

Long-Term Debt

On May 11, 2007, we issued the following notes to be used for general corporate purposes:

•	$1.2 billion equivalent, senior, unsecured, euro-denominated notes, due May 15, 2017, which pay interest annually, beginning on May 15, 2008, at a fixed rate of 4.55%.

The notes were issued under a securities registration statement filed with the Securities and Exchange Commission (SEC) in March 2007.

Credit Ratings

Two major corporate debt-rating organizations, Moody's Investors Services (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned to our senior unsecured non-credit enhanced long-term debt and commercial paper issued directly by us by each of these agencies:

		Long-Term-Debt		Date of
Name of Rating Agency	Commercial Paper	Rating	Outlook	Last Action

Moody's	P-1	Aa1	Negative	October 2007
S&P	A1+	AAA	Negative	December 2006

On October 19, 2007, Moody's affirmed our Aa1 rating, its second-highest investment grade rating, but revised our ratings outlook to negative from stable.  Moody's cited; i) our announcement on October 18, 2007, related to recorded charges totaling $2.8 billion ($2.1 billion, net of tax), associated with the impairment of Exubera assets and other costs associated with Exubera (see the "Decision to Exit Exubera" section of this MD&A); ii) continuing pressure on U.S. Lipitor sales and market share; and iii) the loss of U.S. exclusivity for Lipitor in either 2010 or 2011. The negative outlook reflects Moody's assessment of challenges we face  as we head into the 2010-2012 period when the U.S. patents on certain key products expire.

Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of September 30, 2007, we had access to $3.6 billion of lines of credit, of which $1.3 billion expire within one year. Of these lines of credit, $3.4 billion are unused, of which our lenders have committed to loan us $2.1 billion at our request. $2.0 billion of the unused lines of credit, which expire in 2012, may be used to support our commercial paper borrowings.

In March 2007, we filed a securities registration statement with the SEC. This registration statement was filed under the automatic shelf registration process available to well-known seasoned issuers and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances.

Goodwill and Other Intangible Assets

As of September 30, 2007, Goodwill totaled $21.2 billion (19% of our total assets) and other intangible assets, net of accumulated amortization, totaled $21.0 billion (19% of our total assets). The largest components of Goodwill and other intangible assets were acquired in connection with our acquisition of Pharmacia Corporation in 2003. Finite-lived intangible assets, net, include $17.1 billion related to developed technology rights and $573 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands. In the third quarter of 2007, we recorded a charge of $1.1 billion for the impairment of intangible assets (primarily developed technology rights) associated with Exubera. See the "Decision to Exit Exubera" section of this MD&A.

The developed technology rights primarily represent the amortized acquisition-date fair value of the commercialized products that we acquired from Pharmacia in 2003. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Pharmaceutical products in the "Revenues" section of this MD&A. While the Arthritis and Pain therapeutic category represents about 30% of the total value of developed technology rights as of September 30, 2007, the balance of the value is evenly distributed across the following Pharmaceutical therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases; Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	Sept. 30, 2007	Dec. 31, 2006

Cash and cash equivalents and short-term investments and loans	$22,824	$28,227

Working capital(a)	$27,512	$25,560

Ratio of current assets to current liabilities	2.92:1	2.20:1

Shareholders' equity per common share(b)	$9.74	$10.05

(a)

Working capital includes assets held for sale of $115 million as of September 30, 2007, and $62 million as of December 31, 2006. Working capital also includes liabilities held for sale of nil as of September 30, 2007, and $2 million as of December 31, 2006.

(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increases in working capital and the ratio of current assets to current liabilities, as of September 30, 2007, compared to December 31, 2006, were primarily due to:

•	the reclassification of certain amounts associated with uncertain tax positions (about $4.0 billion) from current to noncurrent upon adoption of a new accounting standard;

partially offset by:

•	inventory write-offs ($661 million) related to Exubera (See the "Decision to Exit Exubera" section of this MD&A); and

•	the funding of share purchases and dividends in part through the use of the proceeds from the redemption of short-term investments.

Net Cash Provided by Operating Activities

During the first nine months of 2007, net cash provided by operating activities was $9.6 billion, compared to $13.1 billion in the same period of 2006. The decrease in net cash provided by operating activities was primarily attributable to:

•	higher tax payments ($2.2 billion) in the first nine months of 2007, related primarily to the gain on the sale of our Consumer Healthcare business in December 2006; and

•	the timing of other receipts and payments in the ordinary course of business.

In 2006, the estimated net cash flows provided by operating activities associated with discontinued operations were not significant.

The cash flow line item called Changes in assets and liabilities (net of businesses acquired and divested) in 2007, compared to 2006, primarily reflects higher taxes paid, partially offset by restructuring and other charges expensed, but not yet paid.

Net Cash Provided by Investing Activities

During the first nine months of 2007, net cash provided by investing activities was $3.6 billion, compared to $4.7 billion in the same period in 2006. The decrease in net cash provided by investing activities was primarily attributable to:

•	lower net redemptions of investments in 2007 (a negative change in cash and cash equivalents of $2.7 billion),

partially offset by:

•

the acquisitions of BioRexis Pharmaceutical Corp. and Embrex, Inc. in 2007, compared to the acquisitions of Rinat and sanofi-aventis' rights associated with Exubera in 2006 (a decreased use of cash of $1.5 billion).

In 2006, the estimated net cash flows used in investing activities associated with discontinued operations were not significant.

Net Cash Used in Financing Activities

During the first nine months of 2007, net cash used in financing activities was $12.4 billion, compared to $18.8 billion in the same period in 2006. The decrease in net cash used in financing activities was primarily attributable to:

•	net borrowings of $568 million in 2007, compared to net repayments of $9.7 billion on total borrowings in 2006,

partially offset by:

•	higher purchases of common stock in 2007 of $7.5 billion, compared to $4.5 billion in 2006; and

•	an increase in cash dividends paid of $810 million, reflecting an increase in the dividend rate, partially offset by lower shares outstanding.

In 2006, the estimated net cash flows used in financing activities associated with discontinued operations were not significant.

In June 2005, we announced a $5 billion share-purchase program, which is primarily being funded by operating cash flows and a portion of the proceeds from the sale of our Consumer Healthcare business. In June 2006, the Board of Directors increased our share-purchase authorization from $5 billion to $18 billion. During the first nine months of 2007, we purchased approximately 291 million shares under that program for approximately $7.5 billion.

Contractual Obligations

The contractual obligations table as of December 31, 2006, included in the "Financial Review" section of our 2006 Financial Report did not reflect amounts associated with uncertain tax positions. As a result of the adoption as of January 1, 2007, of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, and supplemented by FASB Financial Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, issued May 2, 2007 (see Notes to Condensed Consolidated Financial Statements-Note 3. Adoption of New Accounting Policy), our disclosure of contractual obligations will now include information concerning uncertain tax positions. As of September 30, 2007, there have been no significant changes in our contractual obligations. Except for amounts reflected in Income taxes payable, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2007, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2007

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of adopting SFAS 157 on our financial statements.

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

OUTLOOK

At current exchange rates, we now expect 2007 revenues of $47.5 billion to $48 billion and full-year Lipitor revenues to be 3% to 5% lower than 2006. In addition, we now expect 2007 reported diluted EPS of $1.01 to $1.10 and Adjusted diluted EPS of $2.10 to $2.15. The consolidated revenue and Lipitor revenue guidance and adjusted diluted EPS guidance have been narrowed relative to prior estimates. The reported diluted EPS estimate has been revised principally to reflect Exubera-related charges. At current exchange rates, we now anticipate that the SI&A pre-tax component of Adjusted income will approximate $15.1 billion this year. On a constant currency basis, we now expect a year-over-year reduction of about $600 million in the SI&A pre-tax component of Adjusted income associated with our efforts to restructure our cost base versus our previous expectation of a reduction of more than $500 million. At current exchange rates, we continue to expect cash flow from operations of $12 billion to $13 billion in 2007. In addition, we continue to expect to purchase up to $10 billion of our stock in 2007 under our share-purchase program.

At current exchange rates, we continue to forecast 2008 revenues of $46.5 billion to $48.5 billion, reported diluted EPS of $1.75 to $1.93, Adjusted diluted EPS of $2.31 to $2.45, and cash flow from operations of $18 billion to $19 billion. In addition, on a constant currency basis, we expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

As referenced in this Outlook section: (i) "current exchange rates" is defined as rates approximating foreign currency spot rates in mid-October 2007 and (ii) "constant currency basis" is defined as the actual average foreign currency exchange rates in effect during 2006.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment for 2007 and 2008, of 2007 and 2008 Adjusted income and Adjusted diluted EPS guidance to 2007 and 2008 reported Net income and reported diluted EPS guidance, follows:

	Previous Full-Year 2007 Guidance				Revised Full-Year 2007 Guidance
($ billions, except per share amounts)	Net Income(a)		Diluted EPS(a)		Net Income(a)		Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$	14.5-$15.0	~$	2.08-$2.15	~$	14.6-$15.0	~$	2.10-$2.15
Purchase accounting impacts, net of tax		(2.7)		(0.39)		(2.7)		(0.39)
Charges related to the impairment and exit of Exubera, net of tax		--		--		(2.1)		(0.31)
Costs related to cost-reduction initiatives, net of tax		(2.5-2.7)		(0.35-0.39)		(2.5-2.7)		(0.35-0.39)
Reported Net income/diluted EPS guidance	~$	9.1-$9.8	~$	1.30-$1.41	~$	7.1-$7.7	~$	1.01-$1.10

Full-Year 2008 Guidance
($ billions, except per share amounts)	Net Income(a)		Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$	15.6-$16.6	~$	2.31-$2.45
Purchase accounting impacts, net of tax		(2.0)		(0.30)
Costs related to cost-reduction initiatives, net of tax		(1.5-1.8)		(0.22-0.26)
Reported Net income/diluted EPS guidance	~$	11.8-$13.1	~$	1.75-$1.93

(a)	Excludes the effects of business-development transactions not completed as of September 30, 2007.
(b)	For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.

Our 2007 and 2008 financial performance guidance is subject to a number of factors and uncertainties--as described in the "Forward-Looking Information and Factors That May Affect Future Results" section below.

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

•	Success of research and development activities;

•

Decisions by regulatory authorities regarding whether and when to approve our drug applications as well as their decisions regarding labeling and other matters that could affect the availability or commercial potential of our products;

•	Speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

•	Success of external business development activities;

•	Competitive developments, including with respect to competitor drugs and drug candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

•	Ability to successfully market both new and existing products domestically and internationally;

•	Difficulties or delays in manufacturing;

•	Trade buying patterns;

•	Ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;

•	Impact of existing and future regulatory provisions on product exclusivity;

•	Trends toward managed care and healthcare cost containment;

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

•	Impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;

•	Legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access;

•	Contingencies related to actual or alleged environmental contamination;

•	Claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

•	Significant breakdown, infiltration or interruption of our information technology systems and infrastructure;

•

Legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, ongoing efforts to explore various means for resolving asbestos litigation, and other legal proceedings;

•	The Company's ability to protect its patents and other intellectual property both domestically and internationally;

•	Interest rate and foreign currency exchange rate fluctuations;

•	Governmental laws and regulations affecting domestic and foreign operations, including tax obligations;

•	Changes in generally accepted accounting principles;

•	Any changes in business, political and economic conditions due to the threat of terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	Growth in costs and expenses;

•	Changes in our product, segment and geographic mix; and

•	Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction initiatives.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2006 Financial Report; Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2006; and Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended April 1, 2007 and July 1, 2007. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Lipitor (atorvastatin)

U.S. - Lipitor basic patent: As previously reported, in July 2007, a law firm that has represented Ranbaxy Pharmaceuticals Inc. in Lipitor patent litigation filed a request for a reexamination of our basic Lipitor patent with the U.S. Patent and Trademark Office (the Patent Office). The basic patent, including the six-month pediatric exclusivity period, expires in March 2010. On August 17, 2007, the Patent Office granted the request and will reexamine the basic patent on the merits. Although an initial rejection is not unusual in a reexamination, we believe that the basic patent was properly granted and will be upheld on reexamination. This process is expected to take a few years.

U.S. - Lipitor enantiomer patent: As previously reported, in January 2007, we filed a reissue application with the Patent Office seeking to correct a technical defect in our patent covering the enantiomer form of atorvastatin. The enantiomer patent, including the six-month pediatric exclusivity period, expires in June 2011. On August 16, 2007, the Patent Office issued its initial official action, which determined that the technical defect had been corrected but rejected the enantiomer patent on other grounds. On October 16, 2007, we submitted our response to the Patent Office. We continue to believe that we have strong arguments for securing the reissued patent. This process also is expected to take a few years.

Separately, in October 2007, a generic manufacturer notified us that it had filed an application with the FDA seeking approval to market a product containing atorvastatin sodium, a salt that is different from atorvastatin calcium, which is used in Lipitor. The notice states that the generic manufacturer is challenging several patents relating to Lipitor, but not the basic patent. We are reviewing the notice and will take all appropriate actions to protect our patent rights.

Canada: As previously reported, in January 2007, the Canadian Federal Court in Toronto denied our application to block approval of Ranbaxy's generic atorvastatin product based on our enantiomer patent, which expires in July 2010. In February 2007, we appealed that decision to the Federal Court of Appeal of Canada, and the appeal was heard in May 2007. Separately, in September 2007, the Canadian Federal Court in Toronto determined that our patent covering a crystalline form of atorvastatin would be infringed by Ranbaxy's process for making its proposed generic atorvastatin product. The court issued an order preventing Ranbaxy from launching its product until the expiration of our crystal form patent in July 2016. In October 2007, Ranbaxy appealed the decision to the Federal Court of Appeal of Canada. This decision does not apply to other generic manufacturers who are challenging the same patent in separate, still-pending proceedings.

Neurontin (gabapentin)

As previously reported, in August 2005, the U.S. District Court for the District of New Jersey held that the generic gabapentin (Neurontin) products of a number of generic manufacturers did not infringe our gabapentin low-lactam patent, which expires in 2017, and it granted summary judgment in their favor. Several generic manufacturers launched their gabapentin products in 2004 and 2005. On September 21, 2007, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's summary judgment decision and remanded the case to the District Court for trial on the patent-infringement issue. If successful at trial, we intend to seek compensation from the generic manufacturers for damages resulting from their at-risk launches of generic gabapentin.

Detrol LA (tolterodine)

In October 2007, a generic manufacturer notified us that it had filed an abbreviated new drug application with the FDA challenging on various grounds all of our patents relating to Detrol LA, an extended-release formulation of Detrol (tolterodine), and seeking approval to market Detrol LA. We intend to bring a patent infringement action against the generic manufacturer in the near future. As previously reported, in January 2007 we brought a patent infringement action against a company affiliated with the generic manufacturer that had filed an abbreviated new drug application with the FDA seeking approval to market Detrol.

Product Liability Matters

Rezulin

As previously reported, in April 2001, Louisiana Health Service Indemnity Company and Eastern States Health and Welfare Fund filed a consolidated complaint against Warner-Lambert in the U.S. District Court for the Southern District of New York purportedly on behalf of a class consisting of all health benefit providers that paid for or reimbursed patients for the purchase of Rezulin between February 1997 and April 2001. The action sought to recover amounts paid for Rezulin by the health benefit providers on behalf of their plan participants during the specified period. In September 2005, the court granted Warner-Lambert's motion for summary judgment and dismissed the complaint. In November 2005, the plaintiffs appealed the decision to the U.S. Court of Appeals for the Second Circuit, and a hearing on the appeal was held in December 2006. In September 2007, the parties voluntarily withdrew the appeal and settled this action on terms favorable to Warner-Lambert.

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

In June 2007, Quigley filed an amended plan of reorganization that is intended to address the Bankruptcy Court's concerns regarding the voting tabulation methodology. In July 2007, the Bankruptcy Court held a hearing to consider the adequacy of Quigley's disclosure statement. On October 23, 2007, the Bankruptcy Court granted Quigley's application to approve its disclosure statement. The parties have scheduled a conference with the court on November 6, 2007 to resolve any remaining solicitation, voting or scheduling issues and, thereafter, will submit a proposed order to the court to approve the disclosure statement. Once the court enters the order approving the disclosure statement, Quigley intends to re-solicit its amended reorganization plan for acceptance by claimants.  If approved by the claimants and the courts, the amended reorganization plan will result in a permanent injunction directing all future claims alleging personal injury from exposure to Quigley products to the Trust.

Trovan

As previously reported, in May 2007, the Attorney General of the Federation of Nigeria filed civil and criminal actions in the Federal High Court in Abuja against Pfizer, one of our Nigerian subsidiaries, and several current and former U.S. and Nigerian employees, including a current Pfizer director. Also in May 2007, the Attorney General of the State of Kano, Nigeria, filed substantially similar civil and criminal actions in the High Court of Kano State against substantially the same group of defendants.  The federal civil action was voluntarily withdrawn by the federal authorities in July 2007, and a new federal civil complaint seeking substantially similar damages against substantially the same group of defendants was filed shortly thereafter.

All of these actions arise out of a 1996 pediatric clinical study of Trovan, an antibiotic then in late-stage development, that was conducted during a severe meningitis epidemic in Kano. The actions allege, among other things, that the study was conducted without proper government authorization and without the informed consent of the parents or guardians of the study participants and resulted in injury or death to a number of study participants.  In the civil actions, the federal government is seeking more than $6 billion in damages and the Kano state government is seeking $2.075 billion in damages for, among other things, the costs incurred to provide treatment, compensation and support for the alleged victims and their families; the costs of unrelated health initiatives that failed, allegedly due to societal misgivings attributable to the Trovan study; and general damages.  We believe that we have strong defenses in these actions.

Mirapex

A number of individual lawsuits seeking damages have been filed against Pfizer and Boehringer Ingelheim Pharmaceuticals, Inc. (BIPI) in various U.S. federal and state courts and one purported class action has been filed in Canada alleging that Mirapex, a treatment for Parkinson's disease, causes certain impulse-control disorders. We co-promoted Mirapex with BIPI until May 2005 but no longer manufacture or sell Mirapex. In June 2007, all of the U.S. federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Mirapex Products Liability Litigation MDL-1836) in the U.S. District Court for the District of Minnesota.

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

In the Multi-District Litigation, on August 29, 2007, the U.S. District Court for the District of Massachusetts denied without prejudice plaintiffs' motion to certify a nationwide class of all consumers and third-party payers who allegedly purchased or reimbursed patients for the purchase of Neurontin for "off-label" uses from 1994 through 2004. The court indicated that it will allow plaintiffs to file a renewed motion for class certification under certain circumstances.

Celebrex and Bextra Matters

As previously reported, in 2003, several purported class action complaints were filed in the U.S. District Court for the District of New Jersey against Pharmacia, Pfizer and certain former officers of Pharmacia. The complaints allege that the defendants violated federal securities laws by misrepresenting the data from a study concerning the gastrointestinal effects of Celebrex. These cases have been consolidated for pre-trial proceedings in the District of New Jersey (Alaska Electrical Pension Fund et al. v. Pharmacia Corporation et al.). In January 2007, the court certified a class consisting of all persons who purchased Pharmacia securities from April 17, 2000 through February 6, 2001 and were damaged as a result of the decline in the price of Pharmacia's securities allegedly attributable to the misrepresentations. Plaintiffs seek damages in an unspecified amount. On October 29, 2007, the court granted defendants' motion for summary judgment and dismissed the plaintiffs' claims in their entirety. This decision is subject to possible appeal by the plaintiffs.

As previously reported, beginning in late 2004, actions, including purported class and shareholder derivative actions, relating to Celebrex and Bextra have been filed in various federal and state courts against Pfizer, Pharmacia and certain current and former officers, directors and employees of Pfizer and Pharmacia. These actions include a purported federal shareholder derivative action and certain purported state shareholder derivative actions alleging that certain of Pfizer's current and former officers and directors breached fiduciary duties by causing Pfizer to misrepresent the safety of Celebrex and, in certain of the cases, Bextra.  On July 17, 2007, the U.S. District Court for the Southern District of New York dismissed the purported federal shareholder derivative action.  Plaintiffs sought leave of the court to file an amended complaint, which request was denied by the court. On August 15, 2007, plaintiffs filed a notice of appeal of the decision to the U.S. Court of Appeals for the Second Circuit.

As previously reported, since 2003 we have received requests for information and documents in connection with potential claims concerning the marketing and safety of Bextra and Celebrex from a group of state attorneys general. We believe that we have strong defenses to any potential claims that may be asserted by members of the attorney general group, and we continue to explore various ways to resolve any such potential claims.

Other Matters

Pharmacia Cash Balance Pension Plan

In 2006, several current and former employees of Pharmacia Corporation filed a purported class action in the U.S. District Court for the Southern District of Illinois against the Pharmacia Cash Balance Pension Plan (the Plan), Pharmacia Corporation, Pharmacia & Upjohn Company and Pfizer Inc.  Plaintiffs seek monetary and injunctive relief on behalf of a class consisting of certain current and former participants in the Plan who accrued a benefit in the Monsanto Company Pension Plan prior to its conversion to a cash balance plan in 1997.  In January 2002, after various corporate reorganizations, certain of the assets and liabilities of the Monsanto Company Pension Plan were transferred to the Plan. Plaintiffs claim that the Plan violates the age discrimination provisions of the Employee Retirement Income Security Act of 1974 by providing certain credits to such participants only to age 55. This action has been consolidated in the U.S. District Court for the Southern District of Illinois (Walker, et al., v. The Monsanto Company Pension Plan et al.) with purported class actions pending in the same court that make largely similar claims against substantially similar cash balance plans sponsored by Monsanto Company and Solutia Inc., two former affiliates of Pharmacia.

In September 2007, the parties to the action against the Plan submitted to the court an agreed-upon proposed order that would permit the case to proceed as a class action and define the class to be represented by the plaintiffs.  The court has not yet acted on the proposed order.

Environmental Matters

In August 2007, the U.S. Department of Justice (DOJ) proposed a civil penalty, in an amount that is not material to the Company, to settle certain alleged violations of the Federal Clean Air Act at our Groton, Connecticut manufacturing facility that were identified by the U.S. Environmental Protection Agency (EPA) in 2006. We are in discussions with the DOJ and EPA to resolve this matter, and we have implemented corrective actions to address all of EPA's concerns.

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

We regularly reevaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law that would either increase or decrease the technical merits of a position relative to the more likely than not standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2006 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the fiscal third quarter of 2007:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
July 2, 2007, through July 31, 2007	29,278,270	$25.48	29,265,919	$4,783,557,757
August 1, 2007, through August 31, 2007	39,951,473	$24.08	39,808,011	$3,825,225,606
September 1, 2007, through September 30, 2007	32,521,635	$24.48	32,336,642	$3,033,677,052
Total	101,751,378	$24.61	101,410,572

(a)

On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the "2005 Stock Purchase Plan"). On June 26, 2006, Pfizer announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion.

(b)

In addition to purchases under the 2005 Stock Purchase Plan, these columns reflects the following transactions during the fiscal third quarter of 2007: (i) the deemed surrender to Pfizer of 121,410 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 99,937 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 119,459 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.	Exhibits.

	1) Exhibit 10.1	-	Agreement dated November 1, 2007 between Pfizer and Alan G. Levin

	2) Exhibit 10.2	-	Agreement dated November 2, 2007 between Pfizer and John L. LaMattina

	3) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	4) Exhibit 15	-	Accountants' Acknowledgment

	5) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	7) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	8) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: November 5, 2007	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President, Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 10.1

AGREEMENT

THIS AGREEMENT (this "Agreement"), dated the 1st day of November, 2007, is entered into by and between Pfizer Inc., a Delaware corporation (the "Company"), and Alan G. Levin (the "Executive").

WHEREAS, Executive resigned from his position as Chief Financial Officer of the Company on September 10, 2007 (the "Resignation Date"), but continues to be employed as a Senior Vice President of the Company;

WHEREAS, the Company and Executive desire that Executive resign from his employment with the Company, and from his position as a Senior Vice President of the Company, on November 2, 2007 (the "Termination Date"); and

WHEREAS, the Company and Executive desire to set forth their respective rights and obligations in respect of Executive's departure from the Company.

NOW, THEREFORE, in consideration of the covenants and conditions set forth herein and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:

                1.             Resignation from Positions; Termination of Employment.

                a.             Resignation.  The parties hereto acknowledge and agree that Executive resigned from his position as Chief Financial Officer of the Company as of the Resignation Date, but shall continue to be an at-will employee of the Company through the Termination Date in accordance with the terms hereof.  The parties hereto further acknowledge and agree that Executive shall resign from his employment with the Company and from his position as a Senior Vice President of the Company, and from any and all other positions with the Company, its subsidiaries and any other of its affiliated entities held by Executive, on the Termination Date.  On the Termination Date, Executive shall execute and deliver to the Company a letter of resignation in the form of Exhibit A hereto.

                b.             Termination.  Executive and the Company hereby agree that Executive's employment with the Company shall terminate on the Termination Date.  On the Termination Date, Executive shall execute, and deliver to the Company, a release of claims in the form attached as Exhibit B hereto (the "Release").

                2.             Terms of Continued Employment.  From the date hereof through the Termination Date, Executive shall perform duties during normal business hours relating reasonably to the transition of his position; shall participate in external corporate activities for the benefit of the Company; and shall provide advice on such other matters, commensurate with Executive's position and seniority prior to the Resignation Date, as reasonably requested by the Chief Executive Officer and the members of the Board.  From the date hereof through the Termination Date, the Company shall continue to pay Executive his current base salary as of the Resignation Date in accordance with the Company's normal payroll practices, and Executive shall continue to be eligible to participate in the Company's employee benefit plans in which he participated as of the date hereof.

                3.             Compensation and Benefits.  In consideration of the agreements of Executive herein, Executive is entitled to the compensation and benefits set forth in this Section 3.

                a.             Severance.  Within thirty (30) days after the Termination Date, the Company shall pay to Executive $2,037,538 in cash, as a lump sum severance amount.  The date such payment is made shall be the "Termination Payment Date" hereunder.

                b.             Incentive Bonus.  Prior to December 31, 2007, the Company shall pay to Executive a bonus in respect of the 2007 fiscal year equal to $486,750 in a lump sum, representing the amount of the Executive's 2006 bonus prorated through the Termination Date.

c.             Performance-Contingent Share Awards and Performance Share Awards.  If the Compensation Committee determines, in its sole discretion, that Executive has reasonably assisted in the transition of his job responsibilities, Executive shall receive an award, prorated for service during the applicable performance periods (as described below), with respect to each outstanding performance-contingent share award and performance share award held by Executive.  Except as described in the following sentence, the awards granted will be determined, and paid/provided, in accordance with, but subject to, the terms and conditions specified in the original award letter, Points of Interest and other applicable plan documents (including, without limitation, the restrictions on engaging in activities in competition with, or inimical, contrary or harmful to the interests of, the Company specified therein, provided that Executive engaging in post-termination services or other activities permitted under Section 5 below shall not constitute activities in competition with, or inimical, contrary or harmful to the interests of, the Company for applying forfeitures or claw-backs thereunder).  The amount of each such award shall be calculated by first determining the award that would have been delivered, based on the Company's actual performance relative to the pharmaceutical peer group, as determined by the Committee in its discretion, during the applicable performance period, assuming for this purpose that Executive remained employed (without any reduction of responsibilities) by the Company through the date of payment and then pro-rating such award by multiplying the award for the entire performance period by a fraction, the numerator of which is the number of days during which Executive was employed during the performance period, and the denominator of which is the total number of days in the performance period.

d.             Stock Options and Restricted Stock Units.  All vested options to acquire stock of the Company that are held by Executive as of the Termination Date shall remain exercisable for three (3) months after the Termination Date (but in no event beyond the expiration of the stated term thereof).  All unvested options granted in 2003 and 2004 that are held by Executive as of the Termination Date shall vest as of the Termination Date and shall remain exercisable for one (1) year from the Termination Date (but in no event beyond the expiration of the stated term thereof).  All unvested options granted in 2005, 2006 and 2007 shall vest as of the Termination Date and shall remain exercisable for three (3) months after the Termination Date (but in no event beyond the expiration of the stated term thereof).  All restricted stock units held by Executive shall become vested and payable (in accordance with the terms thereof) as of the Termination Date with respect to a pro-rata portion of such awards, with such pro-ration determined by multiplying the number of shares subject to such an award by a fraction, the numerator of which is the number of days during which Executive was employed during the award's vesting period, and the denominator of which is the total number of days in the award's vesting period.  All options and restricted stock unit awards held by Executive shall be subject to the terms and conditions specified in the original award letter, Points of Interest and other applicable plan documents (including, without limitation, the restrictions on engaging in activities in competition with, or inimical, contrary or harmful to the interests of, the Company specified therein, provided that Executive engaging in post-termination services or other activities permitted under Section 5 below shall not constitute activities in competition with, or inimical, contrary or harmful to the interests of, the Company for applying forfeitures or claw-backs thereunder).

e.             Accrued Vacation.  On the Termination Payment Date, the Company will pay Executive for accrued but unused vacation time through the Termination Date, pursuant to the Company's policies.

f.              Employee Benefits.

                i               Retirement Plans and Related Benefits.  Any benefits payable to Executive under the Company's tax-qualified and non-qualified retirement plans shall be paid in accordance with the terms of such plans.  An accurate summary of Executive's annual accrued benefit as of December 31, 2006, payable in the form of a single life annuity commencing at age sixty-five (65) under the Company's retirement annuity plan and nonfunded supplemental retirement plan, including Executive's final average earnings under the Company's nonfunded supplemental retirement plan, has been provided to Executive by the Senior Vice President, Worldwide Talent Development and Human Resources, of the Company, on or prior to the date hereof.

                ii.             Welfare Plan Coverage.  For the twelve (12) month period immediately following the Termination Date, the Company shall provide Executive and any currently enrolled members of his household with continuing medical and dental coverage at current active employee contribution levels and shall provide Executive with continued life insurance coverage in accordance with Company policy; provided that, to the extent such Company-provided coverage is treated as a deferral of compensation subject to Section 409A of the Internal Revenue Code, as amended (the "Code"), such coverage shall be provided during the twelve (12) month period immediately following Executive's "separation from service," as defined in Treas. Reg. § 1.409A-1(h), from the Company, including for this purpose, all persons treated as a single employer with the Company under Section 414 (b) and (c) of the Code ("Separation from Service").  In such case, Executive shall be required to pay the Company for the premium cost of such coverage during the six (6) month period following his Separation from Service, and the Company shall reimburse all such amounts paid by Executive, without interest, on the first business day of the seventh calendar month immediately following Executive's Separation from Service.  After such twelve (12) month period of Company-provided coverage, Executive and enrolled members of his household who are qualified beneficiaries shall be entitled, at Executive's election and cost, to eighteen (18) months of continuation coverage at COBRA rates.

                iii.            Expense Reimbursement.  Executive shall receive reimbursement of all un-reimbursed business expenses that he incurred through the Termination Date, in accordance with the Company's expense reimbursement policies on the date of this Agreement.

                iv.            Outplacement.  At his election, Executive shall receive outplacement services, up to a maximum value of $90,000, during the period that ends on the one year anniversary of the Termination Date.

g.             Other Accrued Compensation.  Executive shall receive, no later than the Termination Payment Date, any unpaid annual base salary due to him for his employment through the Termination Date.

h.             Effectiveness of Payments.  Notwithstanding the foregoing, no payments or benefits shall be provided under Section 3(a) through (d) until the Release becomes effective pursuant to Section 20 hereof.

                4.             Termination of Existing Change in Control Severance Agreement.  Executive's Change in Control Severance Agreement with the Company, as amended, is hereby terminated as of the date hereof.

5.                Restrictions and Obligations of Executive.

a.                        Consideration for Restrictions and Covenants.  The parties hereto acknowledge and agree that the principal consideration for the agreement to make the payments provided in Section 3 (a) through (d) hereof is Executive's compliance with the undertakings set forth in this Section 5.

b.                   Confidentiality.  Executive shall hold all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies and their respective businesses that Executive obtained during or after Executive's employment by the Company or any of its affiliated companies and that is not public knowledge or generally known in the industry ("Confidential Information") in strict confidence.  Executive shall not communicate, divulge or disseminate Confidential Information at any time during or after Executive's employment by the Company or any of its affiliated companies, except (i) with the prior written consent of the Company, (ii) as otherwise required by law, regulation or legal process, or (iii) to an attorney in confidence for the purpose of obtaining legal advice.  If Executive is requested pursuant to, or required by, applicable law or regulation or by legal process to disclose any Confidential Information, Executive will use his reasonable best efforts to provide the Company, as promptly as the circumstances reasonably permit, with notice of such request or requirement and, unless a protective order or other appropriate relief is previously obtained, the Confidential Information, subject to such request, may be disclosed pursuant to and in accordance with the terms of such request or requirement, provided that Executive shall use his best efforts to limit any such disclosure to the precise terms of such request or requirement.  Nothing herein or elsewhere shall preclude Executive from retaining and using (i) his personal papers and other materials of a personal nature, including, without limitation, photographs, personal diaries, calendars, personal files, rolodex (and paper/electronic equivalents) and phone books, (ii) documents relating to his personal entitlements and obligations, and (iii) information that is necessary for his personal tax purposes; provided that as to clause (i) immediately above all Confidential Information contained therein is deleted or removed therefrom on or prior to the Termination Date.

                c.             Non-Compete.  Executive agrees, for the benefit of the Company, that he will not, from the date hereof through the second anniversary of the Termination Date (the "Restricted Period"), provide services to, or otherwise become affiliated with, directly or indirectly, whether as principal, agent, distributor, representative, consultant, employee, partner, stockholder, limited partner or other investor (other than as a passive owner of not more than (i) five percent (5%) of the stock or equity of any corporation the capital stock of which is publicly traded or (ii) five percent (5%) of the ownership interests of any other publicly traded entity) or otherwise, any of the companies that are listed as members of the Company's peer group (the "Peer Group") on Appendix B of the Company's proxy filing (on SEC Form DEF 14A) dated as of March 15, 2007, or any of their majority-owned subsidiaries.  Without limiting the foregoing, during the Restricted Period, Executive shall not serve on the board of directors (or similar governing body), or accept a nomination therefor, of any Peer Group member, or any of their majority-owned subsidiaries, without the prior approval of the Governance Committee of the Board of Directors of the Company.  Executive further agrees that, for a period of one year after the Termination Date, he will not, directly or indirectly, engage in any activity (in any capacity, including as principal, agent, employee, partner, consultant or otherwise) with respect to any entity, product or potential product, that, during the twelve (12) month period ending on the date of this Agreement, the Company or its affiliates had, to Executive's knowledge acquired during such period, considered making an investment in; provided, however, that it shall not be a violation of the foregoing for Executive to be employed by, be a member of, or otherwise provides services to, any hedge fund, private equity fund or similar investment vehicle that (i) engages in or considers any transaction with the Company or its affiliates or (ii) participates directly or indirectly in, or considers, any transaction, investment or other activity in which the Company or its affiliates has or had an interest of which Executive had knowledge during the twelve (12) month period ending on the date of this Agreement, so long as Executive fully recuses himself from any involvement with respect to any such transaction, investment or activity.

                d.             Litigation and Other Post-Termination Assistance.  Upon reasonable request, Executive agrees to provide reasonable assistance to and cooperate with the Company and its counsel in regard to any litigation presently pending or subsequently initiated involving matters of which Executive has particular knowledge as a result of Executive's employment with the Company.  Such assistance and cooperation shall consist of Executive making himself available at reasonable times (taking into account Executive's commitments to any future employer) for consultation with officers of the Company and its counsel and for depositions or other similar activity should the occasion arise.  Executive shall not receive any additional compensation for rendering such assistance.  In the event that travel or other expenses are incurred by Executive in connection with such assistance or in the event his testimony is required, the reasonable travel costs and out-of-pocket expenses in connection therewith (including reasonable attorney fees) shall be reimbursed by the Company.  In addition, Executive agrees to provide other reasonable post-termination assistance to and cooperate with the Company and its affiliates with regard to such matters as the Company may reasonably request from time to time (taking into account Executive's commitments to any future employer).

                e.             Relief.  The parties hereto hereby acknowledge that the provisions of Sections 5(b) and (c) are reasonable and necessary for the protection of the Company and its subsidiaries.  In addition, Executive further acknowledges that the Company and its subsidiaries will be irrevocably damaged if such covenants are not specifically enforced.  Accordingly, Executive agrees that, in addition to any other relief to which the Company may be entitled, the Company will be entitled to seek injunctive relief (without the requirement of any bond) from a court of competent jurisdiction for the purposes of restraining Executive from any actual or threatened breach of such covenants.

                6.             Full Settlement; Payment in the Event of Death or Incapacity.

                a.             No Obligation to Mitigate.  In no event shall Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement, and such amounts shall not be reduced on account of any remuneration Executive may receive from a subsequent employer (or otherwise).

                b.             Payment in the Event of Death or Incapacity.  All amounts payable to Executive pursuant to this Agreement shall be payable without regard to the death or incapacity of Executive.  Except as otherwise provided pursuant to terms of an employee benefit plan or a beneficiary designation thereunder pursuant to which any such amounts are payable, in the event of Executive's death all such payments shall be paid to his estate and in the event of Executive's incapacity all such payments shall be made to his legal representative.

                7.             Retained Property.  No later than the Termination Date, Executive shall return all property of the Company in his possession or control, including, but not limited to, Company keys, credit cards, security key cards, telephone cards, cell phone, car service cards, computer software or hardware and peripherals, Company identification cards, Company records and copies of records, correspondence and copies of correspondence and other books or manuals issued by the Company that have been marked "Confidential" by the Company or that otherwise contain Confidential Information.  Executive represents that, to the best of his knowledge, he is not indebted in any manner to the Company.

                8.             No Inducements.  Executive warrants that he is entering into this Agreement voluntarily, and that, except as set forth herein, no promises or inducements for this Agreement have been made, and he is entering into this Agreement without reliance upon any other statement or representation by any of the Company and its affiliates, and its and their present and former stockholders, directors, officers, employees, agents, attorneys, successors and assigns or any other person, concerning any fact material hereto.

                9.             Entire Agreement.  This Agreement, the Release, and the documents referenced herein or therein, constitute the entire agreement between the parties with respect to the subject matter hereof, and supersede any and all prior agreements or understandings between the parties arising out of or relating to Executive's employment and the cessation thereof, other than the Indemnification Agreement between the Executive and the Company, as referenced as Exhibit 10(24) of the Company's 2006 SEC Form 10-K (the "Indemnification Agreement").  This Agreement and the Release may only be changed by written agreement executed by the parties.

                10.           Governing Law.  This Agreement shall be governed by the laws of the State of New York, without giving effect to the conflicts of law principles thereof.

                11.           Representations and Warranties.  Each party represents and warrants to the other party that (i) the execution and delivery of this Agreement has been duly authorized and all actions necessary for the due execution and performance of this Agreement have been taken, (ii) this Agreement constitutes the legal, valid and binding obligation of the party, and (iii) this Agreement has been executed and delivered as its or his own free act and deed and not as the result of duress by the other party hereto.  Executive specifically acknowledges that he has been advised to consult legal counsel prior to executing this Agreement, and has been afforded the opportunity of at least twenty-one (21) days to consider this Agreement.

                12.           Non-Disparagement.  Executive covenants and agrees not to say anything publicly that is intended, or may reasonably be expected, to harm the reputation, business, prospects or operations of the Company, its officers, directors, stockholders or employees.  The Company covenants and agrees that its officers and directors will not say anything publicly that is intended, or may reasonably be expected, to harm the reputation, business or prospects of Executive.  Nothing herein shall preclude any person from making communications and disclosures that are required by law or by order of a court, arbitrator, governmental agency, or similar person, or preclude any party from making such disclosures as may be necessary to defend his/its rights under this Agreement.

                13.           Public Announcement.  Executive agrees not to make any public disclosure or communication with respect to the circumstances surrounding the termination of his employment with the Company, this Agreement, the events leading up to this Agreement, and the transactions contemplated by this Agreement.  Notwithstanding anything elsewhere to the contrary, Executive may disclose the restrictions contained in Section 5 of this Agreement in confidence to any prospective or future employer.

                14.           Indemnification.  The Company acknowledges its obligation to indemnify and hold harmless Executive (and to advance expenses (including attorneys' fees) incurred by Executive, subject to the Company's receipt of an appropriate repayment undertaking from Executive in accordance with its by-laws) to the extent required by the Company's restated certificate of incorporation and/or by-laws and/or the Indemnification Agreement as from time to time amended in accordance with their terms, with respect to any claim that arises from, or relates to, his actions or inactions as an officer, director, employee or agent of the Company or any affiliate or as a fiduciary of any benefit plan of the foregoing.  The Company agrees to continue to provide Executive with directors' and officers' liability insurance coverage with regard to matters occurring during his employment or while he served as an officer or director of the Company or any affiliate, to the same extent and on the same terms that the Company provides such coverage to other former officers of the Company from time to time.

15.           No Admissions.  Nothing contained in this Agreement shall be considered an admission by either party of any wrongdoing or liability under any Federal, state or local statute, public policy, tort law, contract law, common law or otherwise.

16.           Expenses.  The Company shall, promptly upon presentation of appropriate supportive documentation, pay Executive's reasonable costs incident to the negotiation, preparation and execution of this Agreement.

17.           No Third Party Beneficiaries.  Except as expressly stated herein, the parties do not intend to make any person or entity who is not a party to this Agreement a beneficiary hereof, and this Agreement should not be construed as being made for the benefit of any person or entity not expressly provided for herein.

18.           Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall be one and the same instrument.

19.           Severability of Provisions.  Each of the sections contained in this Agreement shall be enforceable independently of every other section in this Agreement, and the invalidity or nonenforceability of any section shall not invalidate or render unenforceable any other section contained in this Agreement.  Executive acknowledges that the restrictive covenants contained in Section 5 are a condition of this Agreement.  If any court or arbitrator determines that any of the covenants in Section 5, or any part of any of them, is invalid or unenforceable, the remainder of such covenants and parts thereof shall not thereby be affected and shall be given full effect, without regard to the invalid portion.  If any court or arbitrator determines that any of such covenants, or part thereof, is invalid or unenforceable because of the geographic or temporal scope of such provision, such court or arbitrator shall reduce such scope to the minimum extent necessary to make such covenants, or part thereof, valid and enforceable.

20.           Acceptance and Revocation.  Executive shall have a period of twenty-one (21) days from the date of receipt of this Agreement to review and accept the Release.  Executive shall have seven (7) days following his execution of the Release during which time he may revoke the Release by providing the Company with written notice of the revocation.  The Release shall become effective and enforceable after the expiration of seven (7) days following Executive's execution of the Release, and is not enforceable until after the seven-day revocation period expires.

21.           Tax Withholding.  All payments and benefits provided to Executive under this Agreement will be less applicable withholdings for federal, state and local taxes.

               22.           Arbitration.  Except as otherwise provided for herein, any claim or controversy arising under, out of, in connection with, or relating to, this Agreement, and any amendment hereof, or the breach hereof or thereof, or Executive's employment with or services for the Company (collectively, "Covered Claims"), shall be determined and settled by arbitration in New York, New York in accordance with the Employment Dispute Resolution Rules of the American Arbitration Association (the "Rules"), by a single person mutually agreed upon, or in the event of a disagreement as to the selection of the arbitrator, by an individual selected in accordance with the Rules.  The Company shall advance to Executive any expenses (including, without limitation, reasonable attorneys fees) he incurs in connection with any Covered Claim, such advancement to be made promptly upon receipt of appropriate supporting documentation, subject to prompt repayment by Executive to the extent that the arbitrator does not rule in favor of Executive with respect to a material aspect of such Covered Claim.  Any award rendered by the arbitrator shall specify the findings of fact of the arbitrator and the reasons of such award, with references to and reliance on relevant law.  Any such award shall be final and binding on each and all of the parties thereto and their personal representatives, and judgment may be entered thereon in any court having jurisdiction thereof.

23.           Section 409A.  It is the intent of the parties that all payments and benefits to Executive pursuant to this Agreement shall be made in full compliance with Section 409A of the Code, if and to the extent applicable to such payments and benefits, and this Agreement shall be interpreted in accordance therewith.  Any payments or benefits required hereunder as a result of upon Executive's termination of employment which are a "deferral of compensation" subject to Section 409A of the Code shall only be payable or provided upon Executive's Separation from Service.  Notwithstanding anything else herein to the contrary, if any payment or benefit required hereunder constitutes a "deferral of compensation" subject to Section 409A of the Code, then any such payment or benefit which is payable during the first six (6) months following Executive's Separation from Service shall be paid or provided to Executive in a lump-sum in full, without interest, on the first business day of the seventh month following the date of Executive's Separation from Service (or, if earlier, promptly following the date of Executive's death, in which case such amount shall be paid to Executive's surviving spouse or, if none, to his estate).

                IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

PFIZER INC.

By:/s/ Mary McLeod

Senior Vice President - Worldwide Talent Development

and Human Resources

/s/ Alan G. Levin

Alan G. Levin

EXHIBIT A

November 2, 2007

Board of Directors
Pfizer Inc.

Ladies and Gentlemen:

I, Alan G. Levin, hereby resign from my employment with Pfizer Inc. (the "Company") and from my position as a Senior Vice President of the Company, and from any and all other positions with the Company, its subsidiaries and any other of its affiliated entities held by me, on the date hereof.

Very truly yours,

_______________________

EXHIBIT B

RELEASE

                In consideration of the Agreement, dated the 1st day of November, 2007 (the "Agreement"), between Pfizer Inc., a Delaware corporation (the "Company"), and Alan G. Levin ("Executive"), which Agreement provides for certain payments and benefits to which Executive would not otherwise be entitled, Executive, on his own behalf and on behalf of his heirs, executors and assigns, hereby releases and forever discharges the Company, its past and present stockholders, its past and present divisions, subsidiaries, affiliates and related entities, its successors and assigns and all past and present directors, officers, employees, agents, heirs, executors and administrators and their heirs and assigns, and any and all employee retirement, health and welfare and other benefit plans, programs and arrangements of the Company, including current and former trustees and administrators of all such employee benefit plans, programs and arrangements (collectively, the "Company Releasees"), from all actions, causes of action in law or in equity, administrative proceedings, suits, claims, debts, liens, charges, accounts, bonds, bills, covenants, contracts, controversies, agreements, promises, damages, judgments, claims, and demands whatsoever, in law, admiralty or equity, whether known or unknown, which Executive or Executive's successors and assigns ever had, now have or hereafter can, shall or may have, for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the date of this Release, against any Company Releasee arising from or relating to Executive's employment or termination from employment with the Company, including, without limitation, a release of any such rights or claims Executive may have under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1991 (which prohibit discrimination in employment based upon race, color, sex, religion, and national origin); the Americans with Disabilities Act of 1990, as amended, and the Rehabilitation Act of 1973 (which prohibit discrimination based upon disability); the Family and Medical Leave Act of 1993 (which prohibits discrimination based on requesting or taking a family or medical leave); Section 1981 of the Civil Rights Act of 1866 (which prohibits discrimination based upon race); Section 1985(3) of the Civil Rights Act of 1871 (which prohibits conspiracies to discriminate); the Employee Retirement Income Security Act of 1974, as amended (which prohibits discrimination with regard to benefits); any other federal, state or local laws against discrimination; or any other federal, state, or local statute, or common law relating to employment, wages, hours, or any other terms and conditions of employment.  This includes a release by Executive of any such claims for wrongful discharge, breach of contract, torts or any other claims in any way related to Executive's employment with or resignation or termination from the Company.  This Release also includes a release of any claims for age discrimination under the Age Discrimination in Employment Act, as amended ("ADEA").  The ADEA requires that Executive be advised to consult with an attorney before Executive waives any claim under ADEA.  In addition, the ADEA provides Executive with at least twenty-one (21) days to decide whether to waive claims under ADEA and seven (7) days after the Executive signs the waiver to revoke that waiver.

This Release does not encompass any rights or claims that may arise after the date that Executive signs this Release, and shall in no way be construed to affect either party's right to enforce any right arising under, or preserved by, the Agreement.

Executive represents and warrants that he has not assigned or otherwise transferred any actions, causes of action, suits, debts, dues, accounts, bonds, bills, covenants, contracts, agreements, promises, judgments, executions, claims, or demands whatsoever, whether known or unknown, suspected or unsuspected, disclosed or undisclosed, fixed or contingent, accrued or unaccrued, asserted or unasserted, against the Company Releasees that Executive and his administrators, agents, successors and assigns ever had, now have or hereafter can, shall or may have from the beginning of the world to the date of this Release.  Executive and his administrators, agents, successors and assigns shall indemnify the Company Releasees, and hold them harmless from, all damages, losses, costs and expenses which the Company Releasees may suffer or incur as a result of the assertion against them of any of the foregoing matters which were assigned or otherwise transferred by Executive in a transaction which constitutes a breach of the representation and warranty contained in the immediately preceding sentence.

This Release may not be changed orally, and may only be amended by another writing signed by both Executive and the Company.  Signatures delivered by facsimile shall be effective for all purposes.

This Release shall be governed by the substantive law of the State of New York without regard to its principles of conflicts of laws.

This Release shall in no way be construed to affect, or limit, Executive's rights as a stockholder or customer of the Company.

IN WITNESS WHEREOF, Executive has caused this Release to be executed on the 2nd day of November, 2007.

____________________________________
Alan G. Levin

State of ______________, County of ______________ ss:

On this __ day of __________, 200_, before me personally came Alan G. Levin, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.

Notary Public

Exhibit 10.2

AGREEMENT

THIS AGREEMENT (this "Agreement"), dated the 2nd day of November, 2007, is by and between Pfizer Inc., a Delaware corporation (the "Company"), and John L. LaMattina (the "Executive").

WHEREAS, Executive is currently employed as Senior Vice President; President Pfizer Research and Development;

WHEREAS, the Company and Executive desire that Executive's employment with Company terminate on December 31, 2007 (the "Termination Date"); and

WHEREAS, the Company and Executive desire to set forth their respective rights and obligations in respect of Executive's departure from the Company.

NOW, THEREFORE, in consideration of the covenants and conditions set forth herein and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties, intending to be legally bound, agree as follows:

1.             Termination. Executive and the Company hereby agree that Executive's employment with the Company shall terminate effective as of the Termination Date. On the Termination Date, Executive shall execute and deliver to the Company a letter of resignation in the form of Exhibit A hereto and a release in the form of Exhibit B hereto (the "Release").

2.             Terms of Continued Employment. From the date hereof through the Termination Date, Executive shall perform duties during normal business hours relating reasonably to the transition of his position, shall participate in external corporate activities for the benefit of the Company and shall provide advice on such other matters, commensurate with Executive's position and seniority, as reasonably requested by the Chief Executive Officer and the members of the Board.

3.             Compensation and Benefits. In consideration of the agreements of Executive herein, Executive is entitled to the compensation and benefits set forth in this Section 3.

a.             Severance. Within thirty (30) days of the Termination Date, the Company shall pay to Executive $3,276,600, as a lump sum severance amount.

b.             Incentive Bonus. Executive shall be eligible to receive a bonus in respect of the 2007 fiscal year pursuant to the Company's Annual Incentive Plan in such amount as shall be determined by the Compensation Committee, in its sole discretion, which amount shall be paid to Executive on or before March 15, 2008.

c.             Pension Enhancement. Executive shall be entitled to the equivalent of five (5) additional years of age or service credit (or a combination of both) for purposes of attaining the next milestone under the Company's qualified and non-qualified retirement annuity plans, the value of which shall be paid to Executive in a lump sum within thirty (30) days of the Termination Date.

                d.             Performance-Contingent Share Awards and Performance Share Awards. If the Compensation Committee determines, in its sole discretion, that Executive has reasonably assisted in the transition of his job responsibilities, Executive shall be eligible to receive awards, prorated for service, with respect to Executive's outstanding performance-contingent share awards and performance share awards in accordance with, but subject to, the terms and conditions specified in the original award letter, Points of Interest and other applicable plan documents (including, without limitation, the restrictions on engaging in activities in competition with, or inimical, contrary or harmful to the interests of, the Company specified therein). The amount, if any, of such awards shall be determined by the Compensation Committee in its sole discretion upon completion of the applicable performance periods.

e.             Effectiveness of Payments. No payments shall be made under this Section 3 until the Release becomes effective pursuant to Section 19 hereof.

4.             Termination of Existing Change in Control Severance Agreement. Executive's Change in Control Severance Agreement with the Company, as amended, is hereby terminated as of the date hereof.

5.             Restrictions and Obligations of Executive.

a.             Consideration for Restrictions and Covenants. The parties hereto acknowledge and agree that the principal consideration for the agreement to make the payments provided in Section 3 hereof is Executive's compliance with the undertakings set forth in this Section 5.

b.             Confidentiality. Executive shall hold all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies and their respective businesses that Executive obtained during or after Executive's employment by the Company or any of its affiliated companies and that is not public knowledge ("Confidential Information") in strict confidence. Executive shall not communicate, divulge or disseminate Confidential Information at any time during or after Executive's employment by the Company or any of its affiliated companies, except with the prior written consent of the Company or as otherwise required by law, regulation or legal process. If Executive is requested pursuant to, or required by, applicable law or regulation or by legal process to disclose any Confidential Information, Executive will use his reasonable best efforts to provide the Company, as promptly as the circumstances reasonably permit, with notice of such request or requirement and, unless a protective order or other appropriate relief is previously obtained, the Confidential Information, subject to such request, may be disclosed pursuant to and in accordance with the terms of such request or requirement, provided that Executive shall use his best efforts to limit any such disclosure to the precise terms of such request or requirement.

c.             Non-Compete. Executive agrees, for the benefit of the Company, that he will not, from the date hereof through December 31, 2009 (the "Restricted Period"), engage, directly or indirectly, whether as principal, agent, distributor, representative, consultant, employee, partner, stockholder, limited partner or other investor (other than an investment of not more than (i) five percent (5%) of the stock or equity of any corporation the capital stock of which is publicly traded or (ii) five percent (5%) of the ownership interest of any limited partnership or other entity) or otherwise, in any business which is competitive with the business now, or at any time during the Restricted Period, conducted by the Company or its subsidiaries. Without limiting the foregoing, during the Restricted Period, Executive shall not serve on the board of directors (or similar governing body), or accept a nomination therefor, of any pharmaceutical, bio-technology or technology company without the prior approval of the Governance Committee of the Board of Directors of the Company.

d.             Litigation and Other Post-Termination Assistance. Executive agrees to provide reasonable assistance to and cooperate with the Company and its counsel in regard to any litigation presently pending or subsequently initiated involving matters of which Executive has particular knowledge as a result of Executive's employment with the Company. Such assistance and cooperation shall consist of Executive making himself available at reasonable times for consultation with officers of the Company and its counsel and for depositions or other similar activity should the occasion arise. Executive shall not receive any additional compensation for rendering such assistance. In the event that travel or other expenses are incurred by Executive in connection with such assistance or in the event his testimony is required, the reasonable travel costs and out-of-pocket expenses in connection therewith shall be reimbursed by the Company. With respect to any pending or subsequent litigation in which Executive is a defendant as a result of his employment or other service on behalf of the Company, Executive hereby consents to his representation by Company counsel. In addition, Executive agrees to provide other reasonable post-termination assistance to and cooperate with the Company and its affiliates with regard to such matters as the Company may reasonably request from time to time.

                e.             Relief. The parties hereto hereby acknowledge that the provisions of Sections 5(b) and (c) are reasonable and necessary for the protection of the Company and its subsidiaries. In addition, Executive further acknowledges that the Company and its subsidiaries will be irrevocably damaged if such covenants are not specifically enforced. Accordingly, Executive agrees that, in addition to any other relief to which the Company may be entitled, the Company will be entitled to seek and obtain injunctive relief (without the requirement of any bond) from a court of competent jurisdiction for the purposes of restraining Executive from any actual or threatened breach of such covenants.

6.             Full Settlement; Payment in the Event of Death or Incapacity.

a.             No Obligation to Mitigate. In no event shall Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to Executive under any of the provisions of this Agreement, and such amounts shall not be reduced whether or not Executive obtains other employment.

b.             Payment in the Event of Death or Incapacity. All amounts payable to Executive pursuant to this Agreement shall be payable without regard to the death or incapacity of Executive. Except as otherwise provided pursuant to terms of an employee benefit plan or a beneficiary designation thereunder pursuant to which any such amounts are payable, in the event of Executive's death all such payments shall be paid to his estate and in the event of Executive's incapacity all such payments shall be made to his legal representative.

7.             Retained Property. No later than the Termination Date, Executive shall return all property of the Company in his possession or control, including, but not limited to, Company keys, credit cards, security key cards, telephone cards, cell phone, car service cards, computer software or hardware and peripherals, Company identification cards, Company records and copies of records, correspondence and copies of correspondence and other books or manuals issued by the Company, that have been marked "Confidential" or that otherwise contain confidential or proprietary information of the Company or its subsidiaries. Executive represents that he is not indebted in any manner to the Company.

8.             No Inducements. Executive warrants that he is entering into this Agreement voluntarily, and that, except as set forth herein, no promises or inducements for this Agreement have been made, and he is entering into this Agreement without reliance upon any other statement or representation by any of the Company and its affiliates, and its and their present and former stockholders, directors, officers, employees, agents, attorneys, successors and assigns or any other person, concerning any fact material hereto.

9.             Entire Agreement. This Agreement and the Release constitute the entire agreement between the parties with respect to the subject matter hereof, and supersede any and all prior agreements or understandings between the parties arising out of or relating to Executive's employment and the cessation thereof. This Agreement and the Release may only be changed by written agreement executed by the parties.

10.           Governing Law. This Agreement shall be governed by the laws of the State of New York, without giving effect to the conflicts of law principles thereof.

11.           Representations and Warranties. Each party represents and warrants to the other party that (i) the execution and delivery of this Agreement has been duly authorized and all actions necessary for the due execution of this Agreement have been taken, (ii) this Agreement constitutes the legal, valid and binding obligation of the party, and (iii) this Agreement has been executed and delivered as its or his own free act and deed and not as the result of duress by the other party hereto. Executive specifically acknowledges that he has been advised to consult legal counsel prior to executing this Agreement, and has been afforded the opportunity of at least twenty-one (21) days to consider this Agreement.

12.           Non-Disparagement. Executive covenants and agrees not to engage in any act or say anything that is intended, or may reasonably be expected, to harm the reputation, business, prospects or operations of the Company, its officers, directors, stockholders or employees. The Company agrees that its officers and directors will not say anything publicly (except for communications and disclosures required by applicable law) that is intended, or may reasonably be expected, to harm the reputation, business or prospects of Executive.

13.           Public Announcement. Except as required by law, Executive agrees not to make any public disclosure or communication with respect to the circumstances surrounding the termination of his employment with the Company, this Agreement, the events leading up to this Agreement, and the transactions contemplated by this Agreement.

14.           No Admissions. Nothing contained in this Agreement shall be considered an admission by either party of any wrongdoing or liability under any Federal, state or local statute, public policy, tort law, contract law, common law or otherwise.

                15.           No Third Party Claims. Executive represents and warrants that no other person or entity has, or to the best knowledge of Executive, claims, any interest in any potential claims, demands, causes of action, obligations, damages or suits pursuant to this Agreement; that he is the owner of all other claims, demands, causes of action, obligations, damages or suits pursuant to this Agreement; that he has full and complete authority to execute this Agreement; and that he has not sold, assigned, transferred, conveyed or otherwise disposed of any claim, demand, cause of action, obligation or liability subject to this Agreement.

16.           No Third Party Beneficiaries. Except as expressly stated herein, the parties do not intend to make any person or entity who is not a party to this Agreement a beneficiary hereof, and this Agreement should not be construed as being made for the benefit of any person or entity not expressly provided for herein.

17.           Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which together shall be one and the same instrument.

18.           Severability of Provisions. Each of the sections contained in this Agreement shall be enforceable independently of every other section in this Agreement, and the invalidity or nonenforceability of any section shall not invalidate or render unenforceable any other section contained in this Agreement. Executive acknowledges that the restrictive covenants contained in Section 5 are a condition of this Agreement. If any court or arbitrator determines that any of the covenants in Section 5, or any part of any of them, is invalid or unenforceable, the remainder of such covenants and parts thereof shall not thereby be affected and shall be given full effect, without regard to the invalid portion. If any court or arbitrator determines that any of such covenants, or part thereof, is invalid or unenforceable because of the geographic or temporal scope of such provision, such court or arbitrator shall reduce such scope to the minimum extent necessary to make such covenants, or part thereof, valid and enforceable.

19.           Acceptance and Revocation. Executive shall have a period of twenty-one (21) days from the date of receipt of this Agreement to review and accept the Release. Executive shall have seven (7) days following his execution of the Release during which time he may revoke the Release by providing the Company with written notice of the revocation. The Release shall become effective and enforceable after the expiration of seven (7) days following Executive's execution of the Release, and is not enforceable until after the seven-day revocation period expires.

20.           Tax Withholding. All payments and benefits provided to Executive under this Agreement will be less applicable withholdings for federal, state and local taxes.

21.           Arbitration. Except as otherwise provided for herein, any controversy arising under, out of, in connection with, or relating to, this Agreement, and any amendment hereof, or the breach hereof or thereof, shall be determined and settled by arbitration in New York, New York, by a single person mutually agreed upon, or in the event of a disagreement as to the selection of arbitrator, in accordance with the Employment Dispute Resolution Rules of the American Arbitration Association. Any award rendered therein shall specify the findings of fact of the arbitrator or arbitrators and the reasons of such award, with references to and reliance on relevant law. Any such award shall be final and binding on each and all of the parties thereto and their personal representatives, and judgment may be entered thereon in any court having jurisdiction thereof.

22.           Section 409A. It is the intent of the parties that all payments and benefits to Executive pursuant to this Agreement shall be made in full compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"), if and to the extent applicable to such payments and benefits, and this Agreement shall be interpreted in accordance therewith. Any payments or benefits required hereunder as a result of upon Executive's termination of employment which are a "deferral of compensation" subject to Section 409A of the Code shall only be payable or provided upon Executive's "separation from service," as defined in Treas. Reg. § 1.409A-1(h), from the Company, including for this purpose, all persons treated as a single employer with the Company under Section 414 (b) and (c) of the Code ("Separation from Service"). Notwithstanding anything else herein to the contrary, if any payment or benefit required hereunder constitutes a "deferral of compensation" subject to Section 409A of the Code, then any such payment or benefit which is payable during the first six (6) months following Executive's Separation from Service shall be paid or provided to Executive in a lump-sum in full, without interest, on the first business day of the seventh month following the date of Executive's Separation from Service (or, if earlier, promptly following the date of Executive's death, in which case such amount shall be paid to Executive's surviving spouse or, if none, to his estate).

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.

PFIZER INC.

By:/s/ Mary McLeod

Senior Vice President - Worldwide Talent Development

and Human Resources

/s/John L. LaMattina
 John L. LaMattina

Original Document issued to John L. LaMattina on November 2, 2007

EXHIBIT A

December 31, 2007

Board of Directors
Pfizer Inc.

Ladies and Gentlemen:

Effective as of the date hereof, I, John L. LaMattina, hereby resign from my position as Senior Vice President of Pfizer, Inc; President Pfizer Research and Development and from any and all other positions with the Company, its subsidiaries and any other of its affiliated entities held by me.

Very truly yours,

_______________________

EXHIBIT B

RELEASE

Except as specifically provided in the following paragraph, and in consideration of the provisions of the Agreement dated the 2nd day of November, 2007 (the "Agreement") which provides for payments and other benefits to John L. LaMattina (the "Releasor"), in addition to payments and benefits to which the Releasor would otherwise be entitled, the Releasor, on behalf of the Releasor and the Releasor's heirs, executors and assigns, hereby releases and forever discharges Pfizer Inc. (the "Company"), its past and present stockholders, its past and present divisions, subsidiaries, affiliates and related entities, its successors and assigns and all past and present directors, officers, employees, agents, heirs, executors and administrators and their heirs and assigns, and any and all employee retirement, health and welfare and other benefit plans, programs and arrangements of the Company, including current and former trustees and administrators of all such employee benefit plans, programs and arrangements (collectively, the "Releasees"), from all actions, causes of action in law or in equity, administrative proceedings, suits, claims, debts, liens, sums of money, charges, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands whatsoever, in law, admiralty or equity, whether known or unknown, which against the Releasees the Releasor or the Releasor's successors and assigns ever had, now have or hereafter can, shall or may have, for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of the world to the date of this Release, including without limitation, any claims the Releasor may have arising from or relating to the Releasor's employment or termination from employment with the Company, including a release of any rights or claims the Releasor may have under Title VII of the Civil Rights Act of 1964, as amended, and the Civil Rights Act of 1991 (which prohibit discrimination in employment based upon race, color, sex, religion, and national origin); the Americans with Disabilities Act of 1990, as amended, and the Rehabilitation Act of 1973 (which prohibit discrimination based upon disability); the Family and Medical Leave Act of 1993 (which prohibits discrimination based on requesting or taking a family or medical leave); Section 1981 of the Civil Rights Act of 1866 (which prohibits discrimination based upon race); Section 1985(3) of the Civil Rights Act of 1871 (which prohibits conspiracies to discriminate); the Employee Retirement Income Security Act of 1974, as amended (which prohibits discrimination with regard to benefits); any other federal, state or local laws against discrimination; or any other federal, state, or local statute, or common law relating to employment, wages, hours, or any other terms and conditions of employment. This includes a release by the Releasor of any claims for wrongful discharge, breach of contract, torts or any other claims in any way related to the Releasor's employment with or resignation or termination from the Company. This Release also includes a release of any claims for age discrimination under the Age Discrimination in Employment Act, as amended ("ADEA"). The ADEA requires that the Releasor be advised to consult with an attorney before the Releasor waives any claim under ADEA. In addition, the ADEA provides the Releasor with at least twenty-one (21) days to decide whether to waive claims under ADEA and seven (7) days after the Releasor signs the waiver to revoke that waiver.

This Release does not encompass any rights or claims that may arise after the date of the Releasor's signing of this Release, and shall in no way be construed to affect either party's right to enforce any and all terms of the Agreement.

Releasor represents and warrants that he has not assigned or otherwise transferred any actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, embarrassment, injury to business, injury to reputation, judgments, executions, claims, or demands whatsoever, whether known or unknown, suspected or unsuspected, disclosed or undisclosed, fixed or contingent, accrued or unaccrued, asserted or unasserted, which against the Releasees, the Releasor and his administrators, agents, successors and assigns ever had, now have or hereafter can, shall or may have from the beginning of the world to the date of this Release. Releasor and his administrators, agents, successors and assigns shall indemnify Releasees, and hold them harmless from, all damages, losses, costs and expenses which Releasees may suffer or incur as a result of the assertion against them of any of the foregoing matters which were assigned or otherwise transferred by Releasor in a transaction which constitutes a breach of the representation and warranty contained in the immediately preceding sentence.

This Release may not be changed orally.

This Release shall be governed by the substantive law of the State of New York without regard to its principles of conflicts of laws.

This Release shall in no way be construed to affect Releasor's rights as a stockholder of the Company.

IN WITNESS WHEREOF, the Releasor has caused this Release to be executed as of the 31st day of December, 2007.

____________________________________
John L. LaMattina

State of ______________, County of ______________ ss:

On this __ day of __________, 200_, before me personally came John L. LaMattina, to me known and known to me to be the individual described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.

Notary Public

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Nine Months Ended Sept. 30,	Year Ended December 31,
(in millions, except ratios)	2007	2006	2005	2004	2003	2002

Determination of earnings:
Income from continuing operations before (benefit)/provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$6,308	$13,028	$10,800	$13,403	$2,781	$11,269
Less:
Minority interests	6	12	12	7	1	3
Income adjusted for minority interests	6,302	13,016	10,788	13,396	2,780	11,266
Add:
Fixed charges	409	642	622	505	438	318
Total earnings as defined	$6,711	$13,658	$11,410	$13,901	$3,218	$11,584

Fixed charges:
Interest expense (a)	$295	$488	$471	$347	$270	$251
Preferred stock dividends (b)	9	14	14	12	10	--
Rents (c)	105	140	137	146	158	67
Fixed charges	409	642	622	505	438	318

Capitalized interest	32	29	17	12	20	28

Total fixed charges	$441	$671	$639	$517	$458	$346

Ratio of earnings to fixed charges	15.2	20.4	17.9	26.9	7.0	33.5

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

(a)

Interest expense includes amortization of debt premium, discount and expenses. Interest expense does not include interest related to uncertain tax positions of $214 million for the nine months ended September 30, 2007; $200 million for the full-year 2006, $203 million for the full-year 2005, $201 million for the full-year 2004, $180 million for the full-year 2003 and $155 million for the full-year 2002.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 5, 2007, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 30, 2007, in the following Registration Statements:

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
November 5, 2007

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

Date:  November 5, 2007

/s/ Jeffrey B. Kindler
Jeffrey B. Kindler Chairman of the Board and Chief Executive Officer

Exhibit 31.2

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Frank A. D'Amelio, certify that:

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

Date:  November 5, 2007

/s/ Frank A. D'Amelio
Frank A. D'Amelio Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chairman of the Board and Chief Executive Officer
November 5, 2007

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Frank A. D'Amelio, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Frank A. D'Amelio
 Frank A. D'Amelio
Senior Vice President and Chief Financial Officer
November 5, 2007

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