Form 10-K
period 2007-12-31
PFIZER INC
filed 2008-02-29
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10 - K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
               None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒       No ☐

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐      No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 1, 2007, was approximately $125 billion. The registrant has no non-voting common stock.
          The number of shares outstanding of each of the registrant’s classes of common stock as of February 15, 2008 was 6,760,988,882 shares of common stock, all of one class.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2007 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders	Parts I and III

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

     We acquired Esperion Therapeutics, Inc. (Esperion) in February 2004. The acquisition was accounted for as a purchase. Esperion is a biopharmaceutical company focused on the development of high density lipoprotein (HDL)-targeted (“good cholesterol”) therapies for the treatment of cardiovascular disease.

     In September 2005, we acquired Vicuron Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of novel anti-infectives. The acquisition was also accounted for as a purchase.

     In February 2006, we acquired from sanofi-aventis the worldwide rights to Exubera (inhaled insulation therapy) and the insulin product business and facilities located in Frankfurt, Germany, which were previously jointly owned by the Company and sanofi-aventis. In the third quarter of 2007, the Company decided to exit Exubera and recorded charges totaling $2.8 billion ($2.1 billion, net of tax).

     We completed the sale of our Consumer Healthcare business to Johnson & Johnson for $16.6 billion in December 2006. Revenues from our Consumer Healthcare business were $4.0 billion for full-year 2006.

     In January 2008, we completed the acquisition of Coley Pharmaceutical Group, Inc., a company whose area of expertise is immunotherapy with specific emphasis on Toll-like receptor research and development. The acquisition was accounted for as a purchase.

     In January 2008, we completed the acquisition of CovX Research LLC, a privately-held biotherapeutics company focused on preclinical oncology and metabolic research and a developer of a technology platform. The acquisition was accounted for as a purchase.

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

     Throughout this 2007 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, including our Annual Report to Shareholders for 2007 and our Proxy Statement for the 2008 Annual Meeting of Shareholders (2008 Proxy Statement). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our Annual Report to Shareholders consists of: the 2007 Annual Review (2007 Annual Review); and the 2007 Financial Report (2007 Financial Report), which is contained in Appendix A to our 2008 Proxy Statement. Portions of our 2007 Financial Report are filed as Exhibit 13 to this 2007 Form 10-K. On or about March 14, 2008, our 2007 Annual Review, our 2007 Financial Report and our 2008 Proxy Statement will be available on our website (www.pfizer.com).

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

     We also operate several other businesses, including the manufacture of gelatin capsules, contract manufacturing and bulk pharmaceutical chemicals. Due to the size of these small businesses, they are grouped into the “Corporate/Other” category of our segment information.

     Comparative segment revenues and related financial information for 2007, 2006, and 2005 are presented in the tables captioned Segment and Revenues by Therapeutic Area in Note 21 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2007 Financial Report. The information from those sections of our 2007 Financial Report is incorporated by reference in this 2007 Form 10-K.

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

Pharmaceutical

     Our Pharmaceutical business is the largest pharmaceutical business in the world. Each year, Pfizer pharmaceuticals help over 150 million people throughout the world live longer, healthier lives. With medicines across 11 therapeutic areas, we help to treat and prevent many of the most common and most challenging conditions of our time. Our products are in Cardiovascular and Metabolic Diseases; Central Nervous System Disorders; Arthritis and Pain; Infectious and Respiratory Diseases; Urology; Oncology; Ophthalmology; and Endocrine Disorders. As of October 2007, our portfolio of medicines included seven medicines that led their therapeutic areas based on revenues.

     In 2007, Pharmaceutical revenues declined 1%, to $44.4 billion primarily resulting from the earlier-than-expected loss of U.S. exclusivity for Norvasc in March 2007 and the loss of U.S. exclusivity for Zoloft in August 2006. Solid performance from products launched in the U.S. since 2005 such as Lyrica, Sutent and Chantix and several in-line products, as well as the favorable impact of foreign exchange, were able to partially offset these declines. Revenues from this segment contributed 91.8% of our total revenues in 2007, 93.2% of our total revenues in 2006, and 93.4% in 2005. In 2007, Lipitor, Norvasc, and Celebrex each delivered at least $2 billion in revenues while Lyrica, Viagra, Detrol/Detrol LA, Xalatan/Xalacom and Zyrtec/Zyrtec D each surpassed $1 billion. A table captioned Revenues — Major Pharmaceutical Products, in our 2007 Financial Report, is incorporated by reference.

     Our major pharmaceutical products and certain recently approved products are as follows:

Cardiovascular and Metabolic Diseases

  Lipitor, for the treatment of elevated LDL- cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world.
  Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007 and has also experienced patent expirations in most other major markets with the exception of Japan and Canada. Norvasc is covered by a compound patent in Japan that will expire in March 2008.

  Caduet is a single pill therapy combining Lipitor and Norvasc for prevention of cardiovascular events.
  Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006. It also is currently available in over 20 European markets as well as Canada, Australia, Korea, Brazil and Mexico. For further information on Chantix/Champix, including a recent label change in the U.S., see the discussion under the heading Pharmaceutical-Selected Product Description, Chantix/Champix in the Financial Review section of our 2007 Financial Report, which is incorporated by reference.

Central Nervous System Disorders

  Lyrica was approved by the FDA in June 2005 for adjuctive therapy for adults with partial onset epileptic seizures. This indication built on an earlier FDA approval of Lyrica for the treatment of two of the most common forms of neuropathic pain—painful diabetic peripheral neuropathy and post-herpetic neuralgia. In June 2007, Lyrica was approved in the U.S. for the management of fibromyalgia, one of the most common chronic pain conditions. This approval represents a breakthrough for the more than six million Americans who suffer from this debilitating condition who previously had no FDA-approved treatment.
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
  Zoloft, lost exclusivity in the U.S. in August 2006 and earlier in many European markets. It is indicated for the treatment of major depressive disorder, panic disorder, obsessive-compulsive disorder (OCD) in adults and children, post-traumatic stress disorder (PTSD), premenstrual dysphoric disorder (PMDD) and social anxiety disorder (SAD). Zoloft is approved for acute and long-term use in all of these indications, with the exception of PMDD. Zoloft was launched in Japan in July 2006 for the indications of depression/depressed state and panic disorder.

Arthritis and Pain

  Celebrex is for the treatment of arthritis pain and inflammation and acute pain. It also was approved by the FDA in July 2005 and in Europe in February 2007 for the treatment of ankylosing spondylitis, a form of spinal arthritis, and in December 2006, for the treatment of juvenile rheumatoid arthritis.

Infectious and Respiratory Diseases

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
  Selzentry/Celsentri is the first in a new class of oral HIV medicines in more than a decade known as CCR5 antagonists. CCR5 antagonists work by blocking the CCR5 co-receptor, the virus’ predominant entry route into T-cells. Selzentry/Celsentri stops the R5 virus on the outside surface of the cells before it enters, rather than fighting the virus inside, as do all other classes of oral HIV medicines. Selzentry/Celsentri was approved in the U.S. in August 2007 and in Europe in September 2007, and is indicated for combination anti-

  retroviral treatment of treatment-experienced adults infected with only CCR5-tropic HIV-1 detectable, who have evidence of viral replication and have HIV-1 strains resistant to multiple anti-retroviral agents.

Urology

  Viagra remains the leading treatment for erectile dysfunction (ED), and one of the world’s most recognized pharmaceutical brands.
  Detrol is the world’s leading product for the treatment of overactive bladder. Detrol LA is an extended-release formulation of this medicine, taken once a day.

Oncology

  Camptosar, which is marketed under the name Campto in many countries outside the U.S., is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. The U.S. basic patent for Camptosar expired in February 2008.
  Sutent is an oral multi-kinase inhibitor that combines anti-angiogenic and anti-tumor activity to inhibit the blood supply to tumors. Sutent was approved by the FDA and launched in the U.S. in January 2006 for advanced renal cell carcinoma, including metastatic renal cell carcinoma, and gastrointestinal stromal tumors (GIST) after disease progression on or intolerance to imatinib mesylate. In January 2007, Sutent received full marketing authorization and extension of the indication to first-line treatment of advanced and/or metastatic renal cell carcinoma, as well as approval as a second-line treatment of GIST in the EU.

Ophthalmology

  Xalatan/Xalacom is one of the world’s leading branded glaucoma medicines. It is used to treat open-angle glaucoma and ocular hypertension. Xalacom, the only fixed combination prostaglandin (Xalatan) in combination with a beta blocker, is available primarily in European markets.

Endocrine Disorders

  Genotropin is the world’s leading human recombinant growth hormone. It is used for the treatment of various growth disorders in children and adults. Novo Nordisk has granted us a non-exclusive license to sell Genotropin in the U.S.

Other

  Zyrtec/Zyrtec D is for the treatment of year- round indoor and seasonal outdoor allergies and hives in adults and children. We lost U.S. exclusivity for Zyrtec in January 2008. Since we sold our rights to market Zyrtec over-the- counter in connection with the sale of our Consumer Healthcare business, we ceased selling this product in late January 2008.

Animal Health

     Our Animal Health business is one of the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. In 2007, Animal Health revenues increased 14%, to $2.6 billion, primarily due to the continued performance of Revolution/Stronghold, Rimadyl, and other products, and the launches of important new products such as Convenia (single dose antibiotic for dogs and cats), Slentrol (anti-obesity treatment for dogs), Cerenia (prevention and treatment of emesis for dogs), and Improvac (boar taint vaccine for pigs).

     Among the products we market are parasiticides, anti-inflammatories, antibiotics, vaccines, antiemetics, and anti-obesity agents, including the products discussed below.

     Parasiticides constitute the largest segment of the animal health market for companion animals, consisting mainly of medicines for the control of parasites such as fleas and heartworm. Our product, Revolution/Stronghold, is our largest-selling parasiticide for dogs and cats.

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

     Draxxin is an effective and convenient single dose antibiotic used to treat infections in cattle and swine.

     Excede is an effective and convenient single-dose antibiotic used to treat infections in dairy cows, beef cattle and swine.

Research and Product Development

     Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $8.1 billion in 2007, $7.6 billion in 2006 and $7.3 billion in 2005 on research and development in support of Pfizer’s Pharmaceutical and Animal Health businesses.

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

     We believe that our investments in research have been rewarded by the number of pharmaceutical compounds we have in all stages of development. We currently are working on 213 projects in development, including 151 new molecular entities and 62 product-line extensions. In addition, we have more than 300 projects in discovery research. In recent years, our discovery scientists have delivered over 100 new chemical compounds to early development. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

     In addition to discovering and developing new products, our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them.

     Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth under the heading Product Developments in our 2007 Financial Report. That information is incorporated by reference.

     Pfizer provides a detailed update of its pipeline twice a year, which is available at www.pfizer.com/pipeline for tracking development compounds across Pfizer’s robust pipeline.

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

International Operations

     We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations —Pharmaceutical and Animal Health.

     Revenues from operations outside the U.S. of $25.3 billion accounted for 52.2% of our total revenues in 2007. Revenues exceeded $500 million in each of 12 countries outside the U.S. in

2007. The U.S. was the only country to contribute more than 10% of our total revenues, comprising 47.8% of total revenues in 2007, 53.4% of total revenues in 2006 and 52.2% of total revenues in 2005. Japan is our second-largest national market, with 7.0% of our total revenues in 2007, 6.7% in 2006 and 7.3% in 2005.

     For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 21 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2007 Financial Report and the table captioned Change in Revenues by Segment and Geographic Area in our 2007 Financial Report. Those tables are incorporated by reference.

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

     Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2007, both revenues and net income were favorably impacted by foreign exchange, as foreign currency movements relative to the U.S. dollar increased our revenues and net income in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 10-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2007 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that Note is also incorporated by reference.

Marketing

     In our global Pharmaceutical business, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. We also market directly to consumers in the U.S., through direct-to-consumer advertising that communicates the approved uses, benefits, and risks of our products while continuing to motivate people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, important public health issues, and our patient assistance programs.

     Our operations include several pharmaceutical sales organizations. Our structure aligns the sales, marketing, and medical functions to work closely in tandem along the same therapeutic groups of products, reinforcing common coordination, focus, and accountability across the organizations.

     Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We seek to gain access to health authority, PBM and MCO formularies (lists of recommended, approved, and/or reimbursed medicines and other products). We also work with MCOs, PBMs, employers and other appropriate healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines.

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

     During 2007, sales to our three largest wholesalers were as follows:

  McKesson, Inc.—18% of our total revenues;
  Cardinal Health, Inc.—12% of our total revenues; and
  AmerisourceBergen Corporation—10% of our total revenues.

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

     In the aggregate, our patent and related rights are of material importance to our businesses in the U.S. and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the U.S. basic product patent expires (including, where applicable, the additional six-month pediatric exclusivity period), are those for the drugs set forth in the table below. The table also includes patent expiration information relating to certain recently approved drugs.

U.S. Basic Product Patent
Drug	Expiration Year
Aricept	2010
Lipitor	2010
Xalatan	2011
Viagra	2012
Detrol	2012
Celebrex	2014
Zyvox	2015
Chantix	2018
Lyrica	2018
Sutent	2021

     In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect the Company’s drug from generic competition after the expiration of the basic patent.

The U.S. basic patents expired for Zyrtec/Zyrtec D and Norvasc in 2007 and for Camptosar in February 2008.

     Aricept is patented by Eisai Co., Ltd. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries.

     In addition to our U.S. basic product patent for Lipitor, which (including the pediatric exclusivity period) expires in March 2010, we have a patent covering specifically the enantiomeric form of the drug, which (including the pediatric exclusivity period) expires in June 2011. See Note 20 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2007 Financial Report regarding pending legal challenges to our Lipitor patents in the U.S. and Canada.

     We market Genotropin in the U.S. under a non-exclusive license from Novo-Nordisk.

     Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Celebrex, Detrol/Detrol LA and Caduet. In addition, a company has filed an application with the FDA seeking approval to market a generic version of Aricept, which is patented by Eisai Co., Ltd.

     We also have other patent rights covering additional products that have lesser revenues than most of the products set forth in the table above.

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

     Such competition affects our core product business, focused on applying innovative science to discover and market products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development over the past decade, resulting in one of the strongest product pipelines in the industry. Our investment in research does not stop with a drug approval; we continue to invest in further understanding the value of our products for the conditions they treat as well as potentially new conditions. We protect the health and well being of patients by ensuring that medically sound knowledge of the benefits and risks of our medicines is understood and communicated to patients, physicians and global health authorities. We also continue to enhance the organizational effectiveness of our pharmaceutical sales and marketing functions, coordinating support for our salespeople’s efforts to launch and promote our products to our customers.

     Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We recently have taken and continue to take measures to evaluate, adapt, and improve our organization and business practices to better meet customer and public needs.

     For instance, we have taken an industry-leading role in evolving our approaches to U.S. direct-to-consumer advertising, interactions with healthcare professionals and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through support for better healthcare solutions.

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

     The impact of MCOs on drug prices and volumes has increased as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the Medicare out-patient Prescription Drug Benefit, Medicare Part D that took effect January 1, 2006. MCOs and PBMs negotiate on behalf of the federal government as Prescription Drug Plans (PDPs). We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the new Medicare PDPs for 2006, 2007 and 2008.

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

Raw Materials

     Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2007, and none are expected in 2008. The rise in the price of crude oil has resulted in pricing pressures on raw materials that are derived from petroleum and used in our businesses.

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

     We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies (see Note 20 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2007 Financial Report). Such actions may include product recalls, seizures and other civil and criminal sanctions.

     The U.S. Congress and the FDA are considering proposals to change how the FDA assesses “follow-on biological” products. Depending on the specific provisions, legislative or regulatory changes that would facilitate the approval of such products could have an adverse impact on the Company’s business.

     Medicare. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the 2003 Medicare Act) was enacted. Medicare beneficiaries are now eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Over 90 percent of Medicare beneficiaries now have coverage for prescription medicines. It remains difficult to predict the long-term impact of the 2003 Medicare Act on pharmaceutical companies. The use of pharmaceuticals has increased slightly among some patients as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population. In addition, effective January 1, 2007, Medicare ended reimbursement for ED medicines, including

Viagra.

     Pfizer is committed to helping ensure that all Americans without coverage for prescription medicines have access to Pfizer products. To that end, in 2004, we implemented our Helpful Answers program, an umbrella program that brings together Pfizer’s long-standing patient assistance programs with Pfizer Pfriends, a prescription discount card offering savings on Pfizer prescription medicines for all Americans without prescription drug coverage, regardless of age or income. In addition, in January 2005, we joined Together Rx Access with nine other pharmaceutical companies to offer savings on over 275 medicines to Medicare-ineligible, uninsured individuals under 65 who fall below certain income thresholds. Pfizer also participates in the Partnership for Prescription Assistance, a single point of access to more than 475 public and private patient assistance programs.

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

     Medicaid and Related Matters. Federal law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. In recent years, various proposals have been offered at the federal and state levels that would bring about major changes in the Medicaid program. In the short term, driven by budget concerns, many states have implemented restrictive drug lists and state supplemental rebate programs under the Medicaid program. These programs increased our required rebate payments in 2007. Nonetheless, Pfizer enjoys relatively broad formulary access in state Medicaid fee-for-service programs, although restrictions exist for some products in certain states. Access in the Medicaid managed care program is typically determined by the health plans providing coverage for Medicaid recipients contracting for the provision of services in the state. Access may vary by plan.

     Since January 1, 2006, federal funds have not been used for reimbursement of erectile dysfunction medications, including Viagra, in the Medicaid program. In addition, effective January 1, 2007, changes to the treatment of authorized generics for purposes of calculating Medicaid rebates increased the amount of rebates we are required to pay on brand name drug sales after loss of exclusivity and on authorized generic sales to the Medicaid program. In addition, a number of states are considering expansion of eligibility for their Medicaid programs that would result in increased exposure to Medicaid rebates.

     Some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible, as well as various approaches to controlling pharmaceutical marketing activities. If many states were to require increased rebate payments in discount programs for the uninsured and link Medicaid beneficiaries’ access to our products to such discount programs, the impact on patients’ access to medicines and on Pfizer could be significant.

     We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Revenues section of our 2007 Financial Report and in Note 1-G to our consolidated financial statements, Significant Accounting Policies, Revenues, in our 2007 Financial Report, which discussions are incorporated by reference.

     Health Reform. Massachusetts is currently implementing its program for health reform. Part of the ongoing implementation discussion is whether minimal coverage requires access to brand-name medications or only to generic medications. The latter approach has the potential to have a negative impact on the sale of brand-name medications. This impact would be more significant if generics-only programs were implemented by other states considering their own approaches to health reform.

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

     The approval of new drugs across the EU may only be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/European Medicines Agency (EMEA) Central Approval Process, which applies in the 27 EU member states, plus Norway and

Iceland, which are full participants in these registration processes. The use of these procedures provides a more rapid and consistent approval across the member states than was the case when the approval processes were operating independently within each country.

     Since the EU does not have jurisdiction over patient reimbursement or pricing matters in its member states, we continue to deal with individual countries on such matters across the region.

     During 2004, a comprehensive package of reforms was adopted (called New Medicines Legislation) amending EU law on the regulation of medicinal products in many areas, including approval procedures and safety reporting. Of particular note, the data exclusivity periods during which innovative companies’ regulatory data are protected are required to be harmonized in all member states. Implementation is complete or underway in most member states, which will facilitate the approval and launch of generic medicines. In addition, these reforms introduced a clear legal basis for the approval of “biosimilar” or “follow-on biological” products in the EU. Following the effectiveness of these new regulations (in November 2005), the first such products, including a biosimilar version of Genotropin, were approved in the EU in 2006. The new regulations also shortened certain approval timelines and introduced fast-track and conditional centralized authorizations. Pfizer’s Sutent was the first product to be conditionally approved under the new law in 2006 (although its status subsequently was converted to full authorization).

     On January 26, 2007, the new EU Regulation on Medicines for Pediatric Use became effective. This introduced new obligations on pharmaceutical companies to conduct research on their medicines in children and, subject to various conditions, offers the possibility of incentives for so doing, including exclusivity extensions. The aim of this new regulation is to improve the health of children in the EU through high quality research, stimulating the development of new medicines, creating infrastructure to enable authorized use and improving the information on medicines for children. A Pediatric Committee (PDCO) was created within the EMEA to provide scientific opinions and input on development plans for medicines for use with children.

     On November 28, 2007, the EU Commission hosted the Transatlantic Administrative Simplification Workshop co-chaired by the EU Commission and the FDA, in co-operation with the EMEA and the Heads of European Medicines Agencies, to identify opportunities for administrative simplification between the U.S. and the EU in the field of pharmaceutical regulation. These opportunities include possible harmonization of administrative practices and guidelines, not necessitating changes in regulations, while maintaining or increasing the current levels of Public Health protection. By freeing up resources, this cooperation will allow the industry to focus more of its resources on developing and supplying medicines to meet the needs of patients.

Environmental Law Compliance

     Most of our operations are affected by federal, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Note 20 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2007 Financial Report).

As a result, we incurred capital and operational expenditures in 2007 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

  environment-related capital expenditures — $64 million
  other environment-related expenses — $178 million
  While we cannot predict with certainty future

capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures or competitive position.

Tax Matters

     The discussion of tax-related matters in Note 8 to our consolidated financial statements, Taxes on Income, in our 2007 Financial Report, is incorporated by reference.

Employees

     In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2007, we employed approximately 86,600 people in our operations throughout the world.

ITEM 1A. RISK FACTORS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

     Our disclosure and analysis in this 2007 Form 10-K and in our 2007 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Government Regulation and Managed Care Trends

     U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations. In the U.S., many of our pharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as the result of the 2003 Medicare Act due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, if the 2003 Medicare Act were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. In addition, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including changes in patent laws, the importation of prescription drugs from outside the U.S. at prices that are regulated by the governments of various foreign countries and restrictions on U.S. direct-to- consumer advertising or limitations on interactions with healthcare professionals.

     The prohibition on the use of federal funds for reimbursement of ED medications by the Medicaid program, which became effective January 1, 2006, and the similar federal funding prohibition for the Medicare program, which became effective January 1, 2007, has had an adverse effect on our business. Any prohibitions on the use of federal funds for reimbursement of other classes of drugs in the future may also have an adverse effect.

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

Generic Competition

     Competition from manufacturers of generic drugs is a major challenge for us around the world. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business. The U.S. basic patent for Norvasc expired in 2007 and a generic version was launched promptly. The U.S. basic patent for Zyrtec/Zyrtec D expired in December 2007 and an over-the-counter version was launched in late January 2008 by the purchaser of our Consumer Healthcare business. The U.S. basic patent for Camptosar expired in February 2008. Also, the patents covering several of our most important medicines, including Lipitor, Celebrex, Detrol/Detrol LA, Caduet and Aricept, are being challenged by generic manufacturers. In addition, our patent-protected products may face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor began to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

Competitive Products

     We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales. Products that compete with our drugs, including some of our best-selling medicines, are launched from time to time. Launches of a number of competitive products have occurred in recent years, and certain potentially competitive products are in various stages of development, some of which have been filed for approval with the FDA and with regulatory authorities in other countries.

Dependence on Key In-Line and New Products

     We recorded product sales of more than $1 billion for each of eight pharmaceutical products in 2007: Lipitor, Norvasc, Lyrica, Celebrex, Viagra, Detrol/Detrol LA, Xalatan/Xalacom and Zyrtec/Zyrtec D. Those products accounted for 58.0% of our total Pharmaceutical revenues in 2007. Lipitor sales in 2007 were approximately $12.7 billion, accounting for 28.4% of our total 2007 Pharmaceutical revenues. The U.S. basic patents for Norvasc and Zyrtec/Zyrtec D expired in 2007. If the other six products or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from existing competitive products, or if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines have recently expired or will expire in the next few years, and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products, including Lyrica, Sutent, Chantix/Champix and Selzentry/Celsentri.

Uncertainty Relating to COX-2 Medicines

     Our ability to further increase Celebrex sales may be limited by the continuing concern about the safety of non-steroidal anti-inflammatory pain relievers.

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

Development, Regulatory Approval and Marketing of Products

     Risks and uncertainties apply particularly with respect to product-related, forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products. There also are many considerations that can affect marketing of pharmaceutical products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related, forward-looking statements.

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

Interest Rate and Foreign Exchange Risk

     52.2% of our total 2007 revenues were derived from international operations, including 32.9% from the Europe/Canada region and 13.4% from the Japan/Asia region. These international-based revenues as well as our substantial international net assets expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management in our 2007 Financial Report. For additional details, see Note 10-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities, in our 2007 Financial Report. Those sections of our 2007 Financial Report are incorporated by reference.

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

Product Manufacturing and Marketing Risks

     Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to increase production capacity commensurate with demand or the failure to predict market demand for, or to gain market acceptance of, approved products, could affect future results.

Cost and Expense Control/Unusual Events

     Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of our cost-reduction initiatives.

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

Business Development Activities

     We plan to enhance our product pipeline through acquisitions, licensing and alliances (see Regulatory Environment and Pipeline Productivity under Our Operating Environment and Response to Key Opportunities and Challenges in our 2007 Financial Report, which section is incorporated by reference). However, these enhancement plans are subject to the availability and cost of appropriate opportunities and competition from other pharmaceutical companies that are seeking similar opportunities.

Information Technology

     We rely to a large extent upon sophisticated information technology systems and infrastructure. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

     Our Global Research and Development and Biotechnology and Bioinnovation Center divisions are headquartered in owned and leased facilities in New London, Connecticut and South San Francisco, California, respectively. We operate both divisions in 17 locations around the world. More efficient use of our R&D facilities is a component of Pfizer’s cost-reduction initiatives and the expansion of those initiatives was announced on January 22, 2007. Since that time, the majority of R&D activities in Ann Arbor, Plymouth Township and several buildings in Kalamazoo, Michigan have been concluded, and disposition efforts are underway for those sites. R&D operations will continue, as noted below, in other retained buildings in Kalamazoo. Disposition alternatives, subject to consultation with works councils and local labor laws, are also being pursued in Amboise, France and Nagoya, Japan.

     We have veterinary medicine research and development operations in owned facilities in Henrietta, Kalamazoo and Richland Township, Michigan, and Sandwich, England. Additionally, these operations occupy leased facilities in Melbourne, Australia.

     Our Global Manufacturing (PGM) division is headquartered in New York, NY and in Peapack, NJ and operates plants in 57 locations around the world that manufacture products for our

Pharmaceutical and Animal Health businesses. Major facilities are located in Belgium, Brazil, China, France, Germany, Ireland, Italy, Japan, Mexico, Puerto Rico, Singapore, Sweden, the United Kingdom and the United States. The Global Manufacturing division also operates distribution facilities in major markets around the world. As part of Pfizer’s Transformation and Plant Network Strategy productivity initiatives, 12 of the manufacturing facilities are scheduled to be sold or closed within the next several years as Global Manufacturing continues to optimize its plant network. This includes a number of plants that were announced for closure in early 2007 as part of Pfizer’s streamlining initiatives. Studies are underway to further consolidate the distribution network.

     In general, our properties are well maintained, adequate and suitable for their purposes. See Note 12 to our consolidated financial statements, Property, Plant and Equipment, in our 2007 Financial Report, which discloses amounts invested in land, buildings and equipment, which is incorporated by reference. See also the discussion under Note 18 to our consolidated financial statements, Lease Commitments, in our 2007 Financial Report, which is also incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

     Certain legal proceedings in which we are involved are discussed in Note 20 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2007 Financial Report, which is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2008 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Jeffrey B. Kindler	52	Chairman of the Board and Chief Executive Officer
Richard H. Bagger	47	Senior Vice President, Worldwide Public Affairs and Policy, since
		August 2006. Since joining Pfizer in 1993, Mr. Bagger has held
		various positions of increasing responsibility in Pfizer’s Corporate
		Affairs Division. He was promoted to Vice President, Government
		Relations in 2002 and to Senior Vice President, Government
		Relations in 2003. He assumed additional responsibility for Public
		Affairs and Policy in 2005. Prior to joining Pfizer, he was Assistant
		General Counsel of Blue Cross and Blue Shield of New Jersey and
		previously practiced law with the firm of McCarter and English.
		Mr. Bagger also served in both houses of the New Jersey
		legislature.
Frank A. D’Amelio	50	Senior Vice President & Chief Financial Officer
Joseph M. Feczko	58	Senior Vice President and Chief Medical Officer, since August
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
		Medical Officer in 2002. Dr. Feczko, who is board-certified in
		Internal Medicine and a specialist in infectious diseases, joined us
		in 1982.
Corey S. Goodman	56	Senior Vice President; President of Pfizer’s Biotherapeutics and
		Bioinnovation Center, since October 2007. Dr. Goodman has
		advised numerous biotechnology companies and co-founded two
		companies, Exelixis and Renovis, Inc. He served as President and
		Chief Executive Officer of Renovis from 2001 until 2007. Dr.
		Goodman was a professor at the University of California, Berkeley
		from 1987 to 2001, and, while on faculty, served as the Evan Rauch
		Professor of Neuroscience, the Director of the Wills Neuroscience
		Institute and an Investigator with the Howard Hughes Medical
		Institute. Dr. Goodman is an Adjunct Professor at the University of
		California San Francisco and an elected member of the U.S.
		National Academy of Sciences. He is a Director of Renovis, Inc.
John L. LaMattina	57	Senior Vice President; President, Pfizer Research and Development
(retired at year-end 2007)

Martin Mackay	51	Senior Vice President; President of Pfizer Global Research &
		Development
Mary McLeod	51	Senior Vice President of Pfizer’s Worldwide Human Resources,
		since April 2007. She served in this role on an interim basis from
		January to April 2007 while she was a consultant at Korn
		Consulting Group. Prior to that, she led Human Resources for
		Symbol Technologies from 2005 to 2006 and was the head of
		Human Resources for Charles Schwab, from 2001 to 2004. From
		1999 to 2001, she was Vice President-Human Resources for Cisco
		Systems and prior to that, Vice President of Human Resources for
		General Electric Company from 1992 to 1997. On February 28, 2008, she was appointed a Director of Belden Inc.
Ian C. Read	54	Senior Vice President; President, Worldwide Pharmaceutical
		Operations
Natale S. Ricciardi	59	Senior Vice President; President – Pfizer Global Manufacturing
		since October 2004. He held a number of positions of increasing
		responsibility in manufacturing before being named U.S. Area Vice
		President/Team Leader for Pfizer Global Manufacturing in 1999.
		Mr. Ricciardi joined us in 1972. He is a Director of Mediacom
		Communications Corp.
David L. Shedlarz	60	Vice Chairman
(retired at year-end 2007)
Sally Susman	46	Senior Vice President - Chief Communications Officer since
		February 2008. Prior to joining Pfizer, Ms. Susman held senior
		level positions at The Estee Lauder Companies, including Executive
		Vice President from December 2004 to January 2008 and Senior
		Vice President – Global Communications from September 2000
		through November 2004. Earlier in her career, Ms. Susman was
		responsible for all of American Express International’s internal and
		external communications and governmental affairs and spent eight
		years in government service focused on international trade issues.
Allen P. Waxman	45	Senior Vice President and General Counsel, since August 2006. Mr.
		Waxman joined Pfizer in 2003 as Senior Assistant General Counsel
		and Chief of Litigation. He was promoted to Associate General
		Counsel in 2005 and to General Counsel in 2006. Prior to joining
		Pfizer, Mr. Waxman was a partner at the law firm of Williams &
		Connolly, LLP in Washington D.C., since 1995, and during that
		same period was an adjunct professor of law at Georgetown
		University Law Center.

     Information concerning Mr. Kindler, Dr. LaMattina and Messrs. D’Amelio, Mackay, Read and Shedlarz is incorporated by reference from the discussion under the headings Nominees For Directors and Named Executive Officers Who Are Not Directors in our 2008 Proxy Statement.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The principal market for our Common Stock is the New York Stock Exchange. Our stock is also listed on the London, Euronext and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2007 Financial Report.

     This table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2007:

Issuer Purchases of Equity Securities(a)

				Approximate
		Average	Total Number of	Dollar Value of
		Price	Shares Purchased as	Shares that May
	Total Number of	Paid per	Part of Publicly	Yet Be Purchased
Period	Shares Purchased(b)	Share(b)	Announced Plan(a)	Under the Plan(a)
October 1, 2007
through
October 31, 2007	34,714,454	$24.84	34,698,342	$ 2,171,856,156
November 1, 2007
through
November 30, 2007	36,715,341	$23.47	36,713,085	$ 1,310,037,414
December 1, 2007
through
December 31, 2007	32,868,267	$23.71	32,737,540	$ 533,679,153
Total	104,298,062	$24.00	104,148,967

(a)	On June 23, 2005, Pfizer announced that the Board of Directors had authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, Pfizer announced that the Board of Directors increased the 2005 Stock Purchase Plan authorization from $5 billion to $18 billion. On January 23, 2008, Pfizer announced that the Board of Directors had authorized a new $5 billion share-purchase plan to be utilized from time to time.

(b)	In addition to purchases under the 2005 Stock Purchase Plan, this column reflects the following transactions during the fiscal fourth quarter of 2007: (i) the deemed surrender to Pfizer of nil shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options; (ii) the open-market purchase by the trustee of 102,985 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 46,110 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. SELECTED FINANCIAL DATA

     Information required by this item is incorporated by reference from the Financial Summary in our 2007 Financial Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is incorporated by reference from the Financial Review section of our 2007 Financial Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2007 Financial Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2007 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2007 Financial Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

     As of the end of the period covered by this 2007 Form 10-K, we carried out an evaluation,

under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

     Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our 2007 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information about our Directors is incorporated by reference from the discussion under Item 1 of our 2008 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2008 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct in our 2008 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference from the discussion under the heading Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders in our 2008 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Experts in our 2008 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2007 Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information about Director and executive compensation is incorporated by reference from the discussion under the headings: 2007

Compensation of Non-Employee Directors, Executive Compensation, Compensation Committee Interlocks and Insider Participation in our 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership of Management and Equity Compensation Plan Information in our 2008 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2008 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information about the fees for professional services rendered by our independent auditors in 2007 and 2006 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our 2008 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2 of our 2008 Proxy Statement.

PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2007 Financial Report are incorporated by reference into Item 8 of Part II of this 2007 Form 10-K:

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

     15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Margaret M. Foran, Senior Vice President-Corporate Governance, Associate General Counsel and Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2007 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(30) are management contracts or compensatory plans or arrangements.

2	Agreement and Plan of Merger dated as of July 13, 2002 among Pfizer Inc., Pilsner Acquisition Sub Corp. and Pharmacia Corporation is incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-4 as filed with the SEC on October 17, 2002.[1]
3(1)	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004.
3(2)	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended July 2, 2006.
3(3)	Our By-laws as amended October 25, 2007 are incorporated by reference from our 8-K report filed on October 30, 2007.
4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001.
4(2)	Except as set forth in Exhibit 4(1) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[2]
10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

[1]	We agree to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.
[2]	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(2)	Pfizer Inc. 2004 Stock Plan is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.
10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004.
10(4)	Form of Restricted Stock Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.
10(5)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.
10(6)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.
10(7)	Pfizer Retirement Annuity Plan, as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.
10(8)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.
10(9)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of February 1, 2002, is incorporated by reference from our 2002 10-K report.
10(10)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.
10(11)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.
10(12)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.
10(13)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.
10(14)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.
10(15)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.
10(16)	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) is incorporated by reference from our 10-Q report for the period ended September 29, 1996.
10(17)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended effective March 1, 2006, is incorporated by reference from our 2005 10-K report.
10(18)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.
10(19)	The form of change-of-control/severance agreement with each of the Named Executive Officers identified in our 2008 Proxy Statement is incorporated by reference from our 1994 10-K report.
10(20)	The form of Amendment, dated as of February 23, 2006, to change of control/severance agreements with Messrs. Kindler, LaMattina and Shedlarz is incorporated by reference from our 2005 10-K report.
10(21)	The form of Amendment, dated as of February 22, 2007, to change of control/severance agreements with Messrs. Kindler, LaMattina and Shedlarz is incorporated by reference from our 2006 Form 10-K report.
10(22)	The form of Amendment, dated as of February 22, 2007, to change of control/severance agreements with Messrs. Levin and Read is incorporated by reference from our 2006 Form 10-K report.
10(23)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.
10(24)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2008 Proxy Statement is incorporated by reference from our 1997 10-K report.
10(25)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(26)	Employment Agreement, dated as of January 1, 2001, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on February 2, 2001.
10(27)	Agreement, dated as of December 18, 2006, between us and Henry A. McKinnell is incorporated by reference from our 8-K report filed on December 21, 2006.
10(28)	Severance Agreement, dated August 22, 2007, between us and Frank A. D’Amelio and letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007, are incorporated by reference from our 8-K report filed on August 22, 2007.
10(29)	Agreement dated November 1, 2007 between us and Alan G. Levin, is incorporated by reference from our 10-Q report for the period ended September 30, 2007.
10(30)	Agreement dated November 2, 2007 between us and John L. LaMattina, is incorporated by reference from our 10-Q report for the period ended September 30, 2007.
*12	Computation of Ratio of Earnings to Fixed Charges.
*13	Portions of the 2007 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”
*21	Subsidiaries of the Company.
*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
*24	Power of Attorney (included as part of signature page).
*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
Dated: February 29, 2008	By: /s/ Margaret M. Foran
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

Signature	Title	Date

/s/ Jeffrey B. Kindler	Chairman of the Board and	February 29, 2008
Jeffrey B. Kindler	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Frank A. D’Amelio	Senior Vice President and	February 29, 2008
Frank A. D’Amelio	Chief Financial Officer
(Principal Financial Officer)

/s/ Loretta . Cangialosi	Vice President - Controller	February 29, 2008
Loretta V. Cangialosi	(Principal Accounting Officer)

/s/ Dennis A. Ausiello	Director	February 29, 2008
Dennis A. Ausiello

/s/ Michael S. Brown	Director	February 29, 2008
Michael S. Brown

/s/ M. Anthony Burns	Director	February 29, 2008
M. Anthony Burns

/s/ Robert N. Burt	Director	February 29, 2008
Robert N. Burt

/s/ W. Don Cornwell	Director	February 29, 2008
W. Don Cornwell

/s/ William H. Gray III	Director	February 29, 2008
William H. Gray III

/s/ Constance J. Horner	Director	February 29, 2008
Constance J. Horner

Signature	Title	Date

/s/ William R. Howell	Director	February 29, 2008
William R. Howell

/s/ Suzanne Nora Johnson	Director	February 29, 2008
Suzanne Nora Johnson

/s/ James M. Kilts	Director	February 29, 2008
James M. Kilts

/s/George A. Lorch	Director	February 29, 2008
George A. Lorch

/s/Dana G. Mead	Director	February 29, 2008
Dana G. Mead

/s/ William C. Steere, Jr.	Director	February 29, 2008
William C. Steere, Jr.