Form 10-Q
period 2008-03-30
PFIZER INC
filed 2008-05-02
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

YES    X             NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  X           Accelerated filer            Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES                    NO     X

At April 30, 2008, 6,765,196,985 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
March 30, 2008

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements

Condensed Consolidated Statements of Income for the three months ended March 30, 2008, and April 1, 2007	3

Condensed Consolidated Balance Sheets as of March 30, 2008, and December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2008, and April 1, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	16

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.
Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	43

Item 1A.
Risk Factors	46

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.
Defaults Upon Senior Securities	47

Item 4.
Submission of Matters to a Vote of Security Holders	48

Item 5.
Other Information	48

Item 6.
Exhibits	49

Signature	50

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(millions, except per common share data)	Mar. 30, 2008	April 1, 2007

Revenues	$11,848	$12,474

Costs and expenses:
Cost of sales(a)	1,986	1,887
Selling, informational and administrative expenses(a)	3,492	3,361
Research and development expenses(a)	1,791	1,665
Amortization of intangible assets	779	815
Acquisition-related in-process research and development charges	398	283
Restructuring charges and acquisition-related costs	178	812
Other (income)/deductions - net	(333)	(402)

Income from continuing operations before provision for taxes on income and minority interests	3,557	4,053

Provision for taxes on income	763	689

Minority interests	6	3

Income from continuing operations	2,788	3,361

Discontinued operations:
Loss from discontinued operations - net of tax	(4)	--
Gains on sales of discontinued operations - net of tax	--	31

Discontinued operations - net of tax	(4)	31

Net income	$2,784	$3,392

Earnings per common share - basic:
Income from continuing operations	$0.41	$0.48
Discontinued operations - net of tax	--	--
Net income	$0.41	$0.48

Earnings per common share - diluted:
Income from continuing operations	$0.41	$0.48
Discontinued operations - net of tax	--	--
Net income	$0.41	$0.48

Weighted-average shares used to calculate earnings per common share:
Basic	6,739	7,051

Diluted	6,762	7,075

Cash dividends paid per common share	$0.32	$0.29

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 8B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	Mar. 30, 2008*	Dec. 31, 2007**
ASSETS
Cash and cash equivalents	$2,013	$3,406
Short-term investments	26,615	22,069
Accounts receivable, less allowance for doubtful accounts	10,432	9,843
Short-term loans	777	617
Inventories	5,148	5,302
Prepaid expenses and taxes	5,939	5,498
Assets held for sale	87	114
Total current assets	51,011	46,849
Long-term investments and loans	4,511	4,856
Property, plant and equipment, less accumulated depreciation	15,383	15,734
Goodwill	21,556	21,382
Identifiable intangible assets, less accumulated amortization	19,896	20,498
Other assets, deferred taxes and deferred charges	6,193	5,949
Total assets	$118,550	$115,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings, including current portion of long-term debt	$8,909	$5,825
Accounts payable	1,909	2,270
Dividends payable	1	2,163
Income taxes payable	1,221	1,380
Accrued compensation and related items	1,622	1,974
Other current liabilities	8,020	8,223
Total current liabilities	21,682	21,835

Long-term debt	8,143	7,314
Pension benefit obligations	2,550	2,599
Postretirement benefit obligations	1,703	1,708
Deferred taxes	7,441	7,696
Other taxes payable	6,284	6,246
Other noncurrent liabilities	3,187	2,746
Total liabilities	50,990	50,144

Minority interests	143	114

Preferred stock	86	93
Common stock	443	442
Additional paid-in capital	70,001	69,913
Employee benefit trust, at fair value	(459)	(550)
Treasury stock	(56,883)	(56,847)
Retained earnings	52,436	49,660
Accumulated other comprehensive income	1,793	2,299

Total shareholders' equity	67,417	65,010
Total liabilities and shareholders' equity	$118,550	$115,268

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	Mar. 30, 2008	April 1, 2007

Operating Activities:
Net income	$2,784	$3,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,487	1,271
Share-based compensation expense	101	141
Acquisition-related in-process research and development charges	398	283
Gains on disposals	(23)	(7)
Gains on sales of discontinued operations	--	(40)
Deferred taxes from continuing operations	544	(268)
Other non-cash adjustments	242	58
Changes in assets and liabilities (net of businesses acquired and divested)	(2,262)	(3,587)

Net cash provided by operating activities	3,271	1,243

Investing Activities:
Purchases of property, plant and equipment	(483)	(329)
Purchases of short-term investments	(10,648)	(5,617)
Proceeds from sales and redemptions of short-term investments	6,817	11,819
Purchases of long-term investments	(498)	(1,158)
Proceeds from sales and redemptions of long-term investments	42	5
Purchases of other assets	(14)	(2)
Proceeds from the sales of businesses, products and product lines	--	7
Acquisitions, net of cash acquired	(610)	(463)
Other investing activities	(90)	9

Net cash (used in)/provided by investing activities	(5,484)	4,271

Financing Activities:
Increase in short-term borrowings, net	4,899	162
Principal payments on short-term borrowings	(1,955)	(729)
Proceeds from issuances of long-term debt	602	19
Principal payments on long-term debt	(561)	(58)
Purchases of common stock	--	(2,500)
Cash dividends paid	(2,138)	(2,032)
Stock option transactions and other	1	290

Net cash provided by/(used in) financing activities	848	(4,848)
Effect of exchange-rate changes on cash and cash equivalents	(28)	(1)
Net (decrease)/increase in cash and cash equivalents	(1,393)	665
Cash and cash equivalents at beginning of period	3,406	1,827

Cash and cash equivalents at end of period	$2,013	$2,492

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$640	$2,424
Interest	166	170

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 24, 2008, and February 25, 2007.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2.  Adoption of New Accounting Policies

As of January 1, 2008, we adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs.  Observable market data should be used when available.

Many, but not all, of our financial instruments are carried at fair value. For example, substantially all of our cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses, net of tax, reported in Other comprehensive income.  Derivative financial instruments are carried at fair value, with changes in fair value reported in various balance sheet categories (see both Note 10 D. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2007 Annual Report, and Note 6C. Financial Instruments: Derivative Financial Instruments and Hedging Activities in this Quarterly Report) and ultimately, in Other (income)/deductions - net. Virtually all of our valuation measurements are Level 2 measurements.  The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. We did not elect to adopt SFAS 157 for acquired non-financial assets and assumed non-financial liabilities.

Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, became effective for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 requires that non-refundable advance payments for goods and services that will be used in future research and development (R&D) activities be expensed when the R&D activity has been performed or when the R&D goods have been received rather than when the payment is made. The adoption of EITF Issue No. 07-3 did not have a significant impact on our consolidated financial statements.

Note 3.  Acquisitions

During the first quarters of 2008 and 2007, we acquired the following:

•

In January 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform that we expect will enhance our biologic portfolio. Also in January 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc., a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded $398 million in Acquisition-related in-process research and development charges.

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

Note 4.  Cost-Reduction Initiatives

We incurred the following costs in connection with our cost-reduction initiatives.

	First Quarter
(millions of dollars)	Mar. 30, 2008	April 1, 2007

Implementation costs(a)	$357	$174
Restructuring charges(b)	177	795
Total costs related to our cost-reduction initiatives	$534	$969

(a)

For the first quarter of 2008, included in Cost of sales ($138 million), Selling, informational and administrative expenses ($75 million), Research and development expenses ($146 million), and Other (income)/deductions-net ($2 million income).  For the first quarter of 2007, included in Cost of sales ($94 million), Selling, informational and administrative expenses ($49 million), and Research and development expenses ($31 million).

(b)	Included in Restructuring charges and acquisition-related costs.

Through March 30, 2008, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our U.S. marketing and worldwide research and development operations, while the implementation costs primarily relate to accelerated depreciation of certain assets, as well as system and process standardization and the expansion of shared services.

The components of restructuring charges associated with our cost-reduction initiatives follow:

(millions of dollars)	Costs Incurred Through Mar. 30, 2008	Activity Through Mar. 30, 2008	(a)	Accrual as of Mar. 30, 2008	(b)

Employee termination costs	$3,272	$2,288		$984
Asset impairments	784	784		--
Other	378	278		100
Total	$4,434	$3,350		$1,084

(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($958 million) and Other noncurrent liabilities ($126 million).

During the first quarter of 2008, we expensed $126 million for Employee termination costs, $34 million for Asset impairments and $17 million in Other. Through March 30, 2008, Employee termination costs represent the expected reduction of the workforce by 21,200 employees, mainly in manufacturing, sales and research. Approximately 13,700 employees were terminated as of March 30, 2008. Employee termination costs include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 5.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	First Quarter
(millions of dollars)	Mar. 30, 2008	April 1, 2007

Net income	$2,784	$3,392
Other comprehensive income/(expense):
Currency translation adjustment and other	(577)	(128)
Net unrealized gains/(losses) on derivative financial instruments	1	9
Net unrealized gains/(losses) on available-for-sale securities	(14)	(4)
Benefit plan adjustments	84	81
Total other comprehensive income/(expense)	(506)	(42)
Total comprehensive income	$2,278	$3,350

Note 6.  Financial Instruments

A.  Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS 157, as amended by FSP 157-2. (See Note 2. Adoption of New Accounting Policies).

Information about certain of our financial assets and liabilities follows:

		Fair Value(a)
(millions of dollars)	As of Mar. 30, 2008	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Trading securities(b)	$213	$--	$213	$--
Available-for-sale debt securities(c)	27,360	--	27,360	--
Available-for-sale equity securities(d)	1,665	265	1,400	--
Derivative financial instruments(e)	866	--	866	--
Total	$30,104	$265	$29,839	$--

Other financial assets:
Held-to-maturity debt securities carried at amortized cost(f)	1,528
Short-term loans carried at cost	777
Long-term loans carried at cost(b)	1,528
Non-traded equity securities carried at cost(b)	173
Total	$4,006

Financial liabilities carried at fair value:
Derivative financial instruments(g)	1,537	--	1,537	--
Total	$1,537	$--	$1,537	$--
Financial liabilities carried at historical proceeds:
Short-term borrowings	8,909
Long-term debt	8,143
Total	$17,052

(a)

Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs.

(b)	Included in Long-term investments and loans.
(c)	Included in Short-term investments ($25.1 billion) and Long-term investments and loans ($2.3 billion).
(d)

Included in Short-term investments ($1.4 billion, comprised of money market funds) and Long-term investments and loans ($274 million).  Includes gross unrealized gains ($84 million) and gross unrealized losses ($24 million).

(e)	Primarily included in Prepaid expenses and taxes ($436 million) and Other assets, deferred taxes and deferred charges ($430 million).
(f)	Primarily included in Cash and cash equivalents. Amortized cost approximates fair value as unrealized gains and losses are not significant.
(g)	Included in Other current liabilities ($1.4 billion) and Other noncurrent liabilities ($99 million).

We use a matrix-pricing model for all of our financial instruments carried at fair value, except for available-for-sale equity securities, for which we use market quotes.

On an ongoing basis, we evaluate our investments in debt and equity securities to determine if a decline in fair value is other-than-temporary.  When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.  The aggregate cost and related unrealized losses related to non-traded equity investments are not significant.

B.  Long-Term Debt and Other Securities

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic shelf registration process available to well-known "seasoned" issuers and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances.

C.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the first quarter of 2008.

Foreign Exchange Risk

During the first quarter of 2008, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of Mar. 30, 2008 (millions of dollars)	Maturity Date
Forward	OCL		CF		U.K. pound available-for-sale investments	$1,728	2008
Forward	OCL		CF		Yen available-for-sale investments	1,447	2008
Forward	OCL		--		Short-term foreign currency assets and liabilities(d)	1,238	2008
Forward	OCL		CF		Euro available-for-sale investments	516	2008

(a)	Forward = Forward-exchange contracts.
(b)

The primary balance sheet caption indicates the financial statement classification of the amount associated with the financial instrument used to hedge or offset foreign exchange risk. The abbreviation used is defined as follows: OCL = Other current liabilities.

(c)	CF = Cash flow hedge.
(d)

Forward-exchange contracts used to offset short-term foreign currency assets and liabilities are primarily for intercompany transactions in euros, Japanese yen, Swedish krona, U.K. pounds and Canadian dollars.

These foreign-exchange instruments serve to protect us against the impact of the translation into U.S. dollars of certain foreign currency denominated transactions.

D.  Credit Risk

During the first quarter of 2008, we received additional cash collateral of $301 million against various counterparties.  The collateral primarily supports the approximate fair value of our Swedish krona and euro swap contracts. The collateral received obligation is reported in Other current liabilities.

Note 7.  Inventories

The components of inventories follow:

(millions of dollars)	Mar. 30, 2008	Dec. 31, 2007

Finished goods	$2,075	$2,064
Work-in-process	2,045	2,353
Raw materials and supplies	1,028	885
Total inventories(a)	$5,148	$5,302

(a)	Certain amounts of inventories are in excess of one year's supply. There are no recoverability issues associated with these quantities and the amounts are not significant.

Note 8.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the quarter ended March 30, 2008, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2007	$21,256	$108	$18	$21,382
Additions(a)	17	15	--	32
Other(b)	129	12	1	142
Balance, March 30, 2008	$21,402	$135	$19	$21,556

(a)	Primarily related to our acquisition of Coley and two acquisitions in Animal Health.
(b)	Primarily the impact of foreign exchange.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	As of Mar. 30, 2008			As of Dec. 31, 2007
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$32,563	$(16,643)	$15,920		$32,433	$(15,830)	$16,603
Brands	1,017	(461)	556		1,017	(452)	565
License agreements	211	(64)	147		212	(59)	153
Trademarks	145	(82)	63		128	(82)	46
Other(a)	547	(275)	272		459	(264)	195
Total amortized finite-lived intangible assets	34,483	(17,525)	16,958		34,249	(16,687)	17,562
Indefinite-lived intangible assets:
Brands	2,865	--	2,865		2,864	--	2,864
Trademarks	71	--	71		71	--	71
Other	2	--	2		1	--	1
Total indefinite-lived intangible assets	2,938	--	2,938		2,936	--	2,936
Total identifiable intangible assets	$37,421	$(17,525)	$19,896	(b)	$37,185	$(16,687)	$20,498	(b)

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Decrease was primarily related to amortization, partially offset by acquisitions.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property are included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $808 million for the first quarter of 2008 and $856 million for the first quarter of 2007.

The expected annual amortization expense is $2.7 billion in 2008; $2.6 billion in each of 2009 and 2010; $2.5 billion in 2011; $2.1 billion in 2012; and $1.6 billion in 2013.

Note 9.  Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the first quarters of 2008 and 2007, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$61	$77	$6	$7	$63	$73	$9	$11
Interest cost	116	123	12	14	99	86	34	34
Expected return on plan assets	(163)	(190)	--	--	(111)	(94)	(9)	(9)
Amortization of:
Actuarial losses	8	20	9	12	11	24	6	12
Prior service costs/(credits)	1	3	(1)	(1)	--	--	--	--
Curtailments and settlements - net	3	9	112	7	(2)	(100)	3	2
Special termination benefits	7	3	--	--	7	3	4	4
Net periodic benefit costs/(credit)	$33	$45	$138	$39	$67	$(8)	$47	$54

The increase in net periodic benefit cost for our U.S. supplemental (non-qualified) pension plans was largely driven by settlement charges required to be recognized due to lump sum benefit payments made to certain of our former executive officers and other former executives.

The international plans' net periodic benefit credit balance in 2007 was largely driven by a settlement gain at our Japanese affiliate. Japanese pension regulations permit employers with certain pension obligations to separate the social security benefits portion of those obligations and transfer it, along with related plan assets, to the Japanese government. This transfer resulted in a settlement gain of approximately $106 million.

For the first quarter of 2008, we contributed from our general assets $213 million to our U.S. supplemental (non-qualified) pension plans, $83 million to our international pension plans and $39 million to our postretirement plans. Contributions to our U.S. qualified pension plans in the first quarter of 2008 were not significant.

During 2008, we expect to contribute, from our general assets, a total of $254 million to our U.S. supplemental (non-qualified) pension plans, $387 million to our international pension plans and $165 million to our postretirement plans. We do not expect to make any significant contributions to our U.S. qualified pension plans during 2008, primarily due to the overfunded status of the plans. Contributions expected to be made for 2008 are inclusive of amounts contributed during the first quarter of 2008. The contributions from our general assets include direct employer benefit payments.

Note 10.  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following common share data:

	First Quarter
(millions)	Mar. 30, 2008	April 1, 2007

EPS Numerator - Basic:
Income from continuing operations	$2,788	$3,361
Less: Preferred stock dividends - net of tax	--	1
Income available to common shareholders from continuing operations	2,788	3,360
Discontinued operations - net of tax	(4)	31
Net income available to common shareholders	$2,784	$3,391

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,739	7,051

EPS Numerator - Diluted:
Income from continuing operations	$2,788	$3,361
Less: ESOP contribution - net of tax	--	1
Income available to common shareholders from continuing operations	2,788	3,360
Discontinued operations - net of tax	(4)	31
Net income available to common shareholders	$2,784	$3,391

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,739	7,051
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	23	24
Weighted-average number of common shares outstanding and common share equivalents	6,762	7,075

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	551	522

(a)

These common stock equivalents were outstanding during the first quarters of 2008 and 2007, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Note 11.  Segment Information

We operate in the following business segments:

Pharmaceutical

•

The Pharmaceutical segment includes products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease and endocrine disorders.

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

Revenues and profit/(loss) by segment for the first quarters of 2008 and 2007 follow:

	First Quarter
(millions of dollars)	Mar. 30, 2008		April 1, 2007

Revenues:
Pharmaceutical	$10,904		$11,581
Animal Health	619		586
Corporate/Other(a)	325		307
Total revenues	$11,848		$12,474

Segment profit/(loss)(b)
Pharmaceutical	$5,594		$6,480
Animal Health	145		137
Corporate/Other(a)	(2,182)	(c)	(2,564)	(d)
Total profit/(loss)	$3,557		$4,053

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

(c)

For the first quarter of 2008, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.2 billion; including acquired in-process research and development, intangible asset amortization and other charges; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $534 million; (iii) all share-based compensation expense; (iv) acquisition-related costs of $1 million; and (v) transition activity associated with our former Consumer Healthcare business ($3 million income).

(d)

For the first quarter of 2007, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.1 billion, including acquired in-process research and development, intangible asset amortization and other charges; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $969 million; (iii) all share-based compensation expense; (iv) transition activity associated with our former Consumer Healthcare business ($9 million income); and (v) an acquisition-related credit of $2 million.

Revenues for each group of similar products follow:

	First Quarter
(millions of dollars)	Mar. 30, 2008	April 1, 2007	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,494	$5,155	(13)%
Central nervous system disorders	1,386	1,245	11
Arthritis and pain	755	749	1
Infectious and respiratory diseases	931	913	2
Urology	784	751	4
Oncology	637	595	7
Ophthalmology	413	366	13
Endocrine disorders	258	245	6
All other	758	1,164	(35)
Alliance revenues	488	398	23
Total Pharmaceutical	10,904	11,581	(6)
ANIMAL HEALTH	619	586	6
OTHER	325	307	6
Total revenues	$11,848	$12,474	(5)

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of March 30, 2008, the related condensed consolidated statements of income for the three-month periods ended March 30, 2008, and April 1, 2007, and the related condensed consolidated statements of cash flows for the three-month periods ended March 30, 2008, and April 1, 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of December 31, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 2, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Our Performance and Operating Environment. This section, beginning on page 19, provides information about the following: our business; our performance during the first quarter of 2008; our operating environment; our strategic initiatives, such as acquisitions; and our cost-reduction initiatives.

•	Revenues. This section, beginning on page 22, provides an analysis of our products and revenues for the first quarters of 2008 and 2007, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 31, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, beginning on page 32, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 33, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 37, provides an analysis of our balance sheets as of March 30, 2008, and December 31, 2007, and cash flows for the first quarters of 2008 and 2007, as well as a discussion of our outstanding debt and commitments that existed as of March 30, 2008, and December 31, 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	Outlook. This section, beginning on page 40, provides a discussion of our expectations for full-year 2008.

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

Components of the Condensed Consolidated Statement of Income follow:

	First Quarter
(millions of dollars, except per common share data)	Mar. 30, 2008	April 1, 2007	% Change

Revenues	$11,848	$12,474	(5)%

Cost of sales	1,986	1,887	5
% of revenues	16.8%	15.1%

Selling, informational and administrative expenses	3,492	3,361	4
% of revenues	29.5%	26.9%

Research and development expenses	1,791	1,665	8
% of revenues	15.1%	13.3%

Amortization of intangible assets	779	815	(4)
% of revenues	6.6%	6.5%

Acquisition-related in-process research and development charges	398	283	40
% of revenues	3.4%	2.3%

Restructuring charges and acquisition-related costs	178	812	(78)
% of revenues	1.5%	6.5%

Other (income)/deductions - net	(333)	(402)	(17)

Income from continuing operations before provision for taxes on income and minority interests	3,557	4,053	(12)
% of revenues	30.0%	32.5%

Provision for taxes on income	763	689	11

Effective tax rate	21.5%	17.0%

Minority interests	6	3	89

Income from continuing operations	2,788	3,361	(17)
% of revenues	23.5%	26.9%

Discontinued operations - net of tax	(4)	31	*

Net income	$2,784	$3,392	(18)
% of revenues	23.5%	27.2%

Earnings per common share - basic:
Income from continuing operations	$0.41	$0.48	(15)
Discontinued operations - net of tax	--	--	*
Net income	$0.41	$0.48	(15)

Earnings per common share - diluted:
Income from continuing operations	$0.41	$0.48	(15)
Discontinued operations - net of tax	--	--	*
Net income	$0.41	$0.48	(15)

Cash dividends paid per common share	$0.32	$0.29

* Calculation not meaningful.

OVERVIEW OF OUR PERFORMANCE AND OPERATING ENVIRONMENT

Our Business

We are a global, research-based company applying innovative science to improve world health. Our efforts in support of that purpose include the discovery, development, manufacture and marketing of safe and effective medicines; the exploration of ideas that advance the frontiers of science and medicine; and the support of programs dedicated to illness prevention, health and wellness, and increased access to quality healthcare. Our value proposition is to demonstrate that our medicines can effectively prevent and treat disease, including the associated symptoms and suffering, and can form the basis for an overall improvement in healthcare systems and their related costs. Our revenues are derived from the sale of our products, as well as through alliance agreements, under which we co-promote products discovered by other companies.

Our First Quarter 2008 Performance

Revenues in the first quarter of 2008 decreased 5% to $11.8 billion, compared to the same period in 2007. The significant product and alliance revenue impacts on revenues for the first quarter of 2008, compared to the same period in 2007, are as follows:

	First Quarter
	Increase/
	(decrease)	% Change
(millions of dollars)	08/07	08/07

Norvasc(a)	$(556)	(52)
Zyrtec/Zyrtec D(a)	(344)	(75)
Lipitor(b)	(221)	(7)
Camptosar(a)	(37)	(16)
Lyrica	187	47
Chantix/Champix(c)	115	71
Sutent(c)	88	86
Xalatan/Xalacom	45	13
Geodon/Zeldox	25	12
Alliance revenues	90	23

(a)	Norvasc, Zyrtec/Zyrtec D and Camptosar are products that have lost U.S. exclusivity since 2007.
(b)	Lipitor has been impacted by competitive pressures and other factors.
(c)	Chantix/Champix and Sutent are major new products that were launched in the U.S. since 2006.

Revenues benefited from favorable foreign exchange impacts of about $570 million. The impact of rebates in the first quarter of 2008 decreased overall revenues by approximately $900 million, compared to approximately $670 million in the first quarter of 2007. The increase in rebates was due primarily to:

•	the impact of our contracting strategies with both government and non-government entities in the U.S.; and

•

a favorable adjustment recorded in the first quarter of 2007 based on the actual claims experienced under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act), which went into effect in 2006, partially offset by:

•	changes in product mix, among other factors.

(See further discussion in the "Revenues - Pharmaceutical Revenues" section of this MD&A for the first quarter of 2008.)

Income from continuing operations for the first quarter of 2008 was $2.8 billion, compared to $3.4 billion in the first quarter of 2007. The decrease was primarily due to:

•	the increase in Acquisition-related in-process research and development charges in the first quarter of 2008, compared to the same period in 2007; and

•	the decline in certain product revenues discussed above, including the impact of geographic and business mix of revenues on Cost of sales,

partially offset by:

•	lower restructuring costs associated with our cost-reduction initiatives in the first quarter of 2008, compared to the same period in 2007;

•	the favorable impact of foreign exchange; and

•	savings related to our cost-reduction initiatives.

(See further discussion in the "Costs and Expenses" and "Provision for Taxes on Income" sections of this MD&A.)

In the first quarter of 2008, we acquired CovX and Coley Pharmaceutical Group, Inc. and completed two smaller acquisitions related to Animal Health.  In the first quarter of 2008, we entered into an agreement to acquire Serenex, Inc. and we completed that acquisition in April 2008. In the first quarter of 2008, we also began a tender offer to acquire all the outstanding shares of Encysive Pharmaceuticals Inc., which was completed in April 2008. In the first quarter of 2007, we acquired Embrex, Inc. and BioRexis Pharmaceutical Corp. (See further discussion in the "Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations" section of this MD&A.)

We have also made progress with our cost-reduction initiatives, which comprise a broad-based, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the "Our Cost-Reduction Initiatives" section of this MD&A.)

Our Operating Environment

We and our industry continue to face significant challenges in a profoundly changing business environment, as explained more fully in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2007. Industry-wide factors, including pricing and access, intellectual property rights, product competition, the regulatory environment, pipeline productivity and the changing business environment, can significantly impact our businesses. In order to meet these challenges and capitalize on opportunities in the marketplace, we are taking steps to change the way we run our businesses.

Generic competition and patent expirations significantly impact our business. We lost U.S. exclusivity for Camptosar in February 2008 and Norvasc in March 2007 and, as expected, significant revenue declines followed. Zyrtec/Zyrtec D lost its U.S. exclusivity in January 2008 and we ceased marketing the product in late January 2008. Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and generic simvastatin (Zocor) in June 2006, in addition to other competitive pressures. The volume of patients who switch from Lipitor to generic simvastatin in the U.S. continues to negatively impact prescribing trends, particularly in the managed-care environment. (For more detailed information about Lipitor, Norvasc, Zyrtec, Camptosar and other significant products, see further discussion in the "Revenues - Pharmaceutical - Selected Product Descriptions" section of this MD&A.)

We will continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate.

(See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to patent litigation.)

These and other industry-wide factors that may affect our businesses should be considered along with the information presented in the "Forward-Looking Information and Factors That May Affect Future Results" section of this MD&A.

Our Strategic Initiatives - Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our new-product pipeline, and maximizing the value of our in-line products, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business development strategy targets a number of growth opportunities, including biologics, oncology, diabetes, Alzheimer's disease, cardiovascular disease, vaccines and other products and services that seek to provide valuable healthcare solutions. Some of our most significant business-development transactions during the first quarters of 2008 and 2007 are described below.

•

In January 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform that we expect will enhance our biologic portfolio. Also in January 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc. (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded $398 million in Acquisition-related in-process research and development charges.

•

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp. (BioRexis), a privately held biopharmaceutical company with a number of diabetes candidates and a novel technology platform for developing new protein drug candidates, and Embrex, Inc. (Embrex), an animal health company that possesses a unique vaccine delivery system known as Inovoject that improves consistency and reliability by inoculating chicks while they are still inside the egg. In connection with these and other small acquisitions, we recorded $283 million in Acquisition-related in-process research and development charges.

The following transactions were not completed as of March 30, 2008, and are not reflected in our consolidated financial statements as of March 30, 2008:

•

In April 2008, we completed the acquisition of Serenex, Inc. (Serenex), a privately held biotechnology company with SNX-5422, an oral Heat Shock Protein 90 (Hsp90) inhibitor currently in Phase I trials for the potential treatment of solid tumors and hematological malignancies and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer, inflammatory and neurodegenerative diseases.

•

In April 2008, we completed a tender offer and acquired approximately 85% of the outstanding shares of Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company with a product (Thelin) for the treatment of pulmonary arterial hypertension, which is commercially available in much of the E.U., is approved in certain other markets, and is under review by the Food and Drug Administration (FDA), as well as other pipeline candidates. We will acquire all of the remaining shares of Encysive by means of a merger. The cost of acquiring Encysive, through the tender offer and planned merger, will be approximately $200 million, including transaction costs. Upon completion of the tender offer, we also assumed Encysive's change of control repurchase obligations under its $130 million 2.5% convertible notes.

•

In April 2008, we also entered into an agreement with a subsidiary of Avant Immunotherapeutics Inc. (Avant) for an exclusive worldwide license to CDX-110, an experimental therapeutic vaccine in Phase II development for the treatment of glioblastoma multiforme, and exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the license and development agreement, an up-front payment of $40 million and a $10 million equity investment are expected to be recorded in the second quarter of 2008. Additional payments exceeding $390 million could potentially be made to Avant based on the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products. The agreement is subject to antitrust approval.

•

In April 2008, we announced an agreement to acquire a number of animal health product lines from Schering-Plough Corporation for sale in the European Economic Area in the following categories: swine e.coli vaccines; equine influenza and tetanus vaccines; ruminant neonatal and clostridia vaccines; rabies vaccines; companion animal veterinary specialty products; and parasiticides and anti-inflammatories. The acquisition is subject to certain closing conditions, including anti-trust approval.

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

We are generating cost savings through site rationalization in R&D and manufacturing, reductions in our global sales force, streamlined organizational structures, staff function reductions, and increased outsourcing and procurement savings. Projects in various stages of completion include:

•

Reorganization of our Field Force - Globally, we have reduced our field force by 23%. Additional savings are being generated from de-layering, eliminating duplicative work and strategically realigning various functions.

•

Strategic Outsourcing - We are consolidating 11 third-party providers associated with information technology, thereby reducing labor costs. We expect to generate considerable annual savings and improve service quality related to information technology.

•

Plant Network Optimization - We are transforming our global manufacturing network to improve efficiency and reduce overall cost. We have reduced our network of plants from 93 four years ago to 57 today. The latter also reflects the acquisition of seven plants and the sites sold in 2006 as part of our Consumer Healthcare business. By the end of 2009, we plan to reduce our network of manufacturing plants around the world to 44. The result will be a more focused, streamlined and competitive manufacturing operation, with less than 50% of our plants and a reduction of more than 35% of our manufacturing employees compared to 2003. Further, we currently outsource the manufacture of approximately 17% of our products on a cost basis and plan to increase this substantially by 2010 and beyond.

•

Enhanced R&D Productivity - To increase efficiency and effectiveness in bringing new therapies to patients-in-need, in January 2007, Pfizer Global Research and Development (PGRD) announced a number of actions to transform the research division. Of six sites that were identified for exit by PGRD, two (Mumbai, India, and Plymouth Township, Michigan) have been closed. Operations have been scaled back significantly in the other four sites (Ann Arbor and Kalamazoo, Michigan; Nagoya, Japan; and Amboise, France). The timing of the end of PGRD's activities at these sites is subject to business needs and, in the case of Nagoya and Amboise, to consultation with works councils and local labor law. The reorganization has resulted in smaller, more agile research units designed to drive the growth of our bigger pipeline, while maintaining costs, and generating more products.

By the end of 2008, on a constant currency basis (the actual foreign exchange rates in effect during 2006), we expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

REVENUES

Worldwide revenues by segment and geographic area for the first quarters of 2008 and 2007 follow:

	First Quarter								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	Mar. 30,	April 1,	Mar. 30,	April 1,	Mar. 30,		April 1,		wide	U.S.	national
(millions of dollars)	2008	2007	2008	2007	2008		2007		08/07	08/07	08/07

Pharmaceutical	$10,904	$11,581	$5,141	$6,468	$5,763		$5,113		(6)	(21)	13
Animal Health	619	586	240	264	379		322		6	(9)	18
Other	325	307	130	118	195		189		6	10	3
Total Revenues	$11,848	$12,474	$5,511	$6,850	$6,337	(a)	$5,624	(a)	(5)	(20)	13

(a)	Includes revenues from Japan of $765 million (6.5% of total revenues) for the first quarter of 2008 and $752 million (6.0% of total revenues) for the first quarter of 2007.

Pharmaceutical Revenues

Worldwide pharmaceutical revenues for the first quarter of 2008 were $10.9 billion, a decrease of 6%, compared to the same period in 2007, due primarily to:

•	a decrease in revenues for Norvasc of $556 million in the first quarter of 2008, primarily due to the loss of U.S. exclusivity in March 2007;

•	a decrease in revenues for Zyrtec/Zyrtec D of $344 million in the first quarter of 2008, primarily due to the loss of U.S. exclusivity and cessation of marketing in January 2008;

•

an increase in rebates in the first quarter of 2008, primarily due to a favorable adjustment recorded in the first quarter of 2007 based on the actual claims experienced under the Medicare Act, and the impact of our contracting strategies with both our government and non-government entities in the U.S.;

•	a decrease in revenues for Lipitor in the U.S. of $221 million in the first quarter of 2008, primarily resulting from competitive pressures from generics, among other factors; and

•	a decrease in revenues for Camptosar of $37 million in the first quarter of 2008, primarily due to the loss of U.S. exclusivity in February 2008,

partially offset by:

•

an aggregate increase in revenues from products launched in the U.S. since 2006, particularly Sutent and Chantix, of $212 million and from many in-line products in the first quarter of 2008, including Lyrica, which increased 47%; and

•

the weakening of the U.S. dollar relative to many foreign currencies, especially the euro and U.K. pound, which increased Pharmaceutical revenues by approximately $520 million, or 4%, in the first quarter of 2008.

Geographically:

•

in the U.S., Pharmaceutical revenues decreased 21% in the first quarter of 2008, compared to the same period in 2007, primarily due to the effect of the loss of exclusivity of Norvasc, Zyrtec/Zyrtec D and Camptosar, and higher rebates in the first quarter of 2008, compared to the same period in 2007, partially offset by the aggregate increase in revenues from products launched since 2006 and from many in-line products; and

•

in our international markets, Pharmaceutical revenues increased 13% in the first quarter of 2008, compared to the same period in 2007, primarily due to the favorable impact of foreign exchange on international revenues of approximately $520 million (4%), revenues from our products launched since 2006, as well as growth of certain in-line products.

During the first quarter of 2008, international Pharmaceutical revenues grew to represent 52.9% of total Pharmaceutical revenues, compared to 44.1% in the first quarter of 2007. This increase has been fueled by higher volumes and the favorable impact of foreign exchange, despite pricing pressures in international markets.

Effective May 2, 2008, January 1, 2008, July 13, 2007 and January 1, 2007, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations, with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates under Medicaid and related state programs reduced revenues by $178 million in the first quarter of 2008, compared to $165 million in the first quarter of 2007. The increase in rebates under Medicaid and related state programs in the first quarter of 2008 was due primarily to the impact of a price increase in January 2008, partially offset by lower sales of Norvasc and Zyrtec/Zyrtec D, both of which lost exclusivity in the U.S.

Rebates under Medicare reduced revenues by $221 million in the first quarter of 2008, compared to $48 million in the first quarter of 2007. The increase in Medicare rebates was due primarily to the impact of our contracting strategies and a favorable adjustment recorded in the first quarter of 2007 based on the actual claims experienced under the Medicare Act.

Performance-based contract rebates reduced overall revenues by $506 million in the first quarter of 2008, compared to $458 million in the first quarter of 2007. The increase in performance-based contract rebates was primarily due the impact of our contracting strategies, primarily related to Lipitor, and the non-recurrence of a credit received in the first quarter of 2007, partially offset by lower sales of Lipitor, Norvasc and Zyrtec. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $507 million in the first quarter of 2008, compared to $373 million in the first quarter of 2007. Chargebacks were impacted by the launch of certain generic products, including amlodipine besylate after Norvasc lost U.S. exclusivity in March 2007.

Our accruals for Medicaid rebates, Medicare rebates, contract rebates and chargebacks totaled $1.6 billion as of March 30, 2008, an increase from $1.2 billion as of December 31, 2007, due primarily to the impact of our contracting strategies and increased pricing pressures.

Pharmaceutical--Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follows:

		First Quarter
(millions of dollars) Product	Primary Indications	Mar. 30, 2008	% Change from 2007
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,137	(7)%
Norvasc	Hypertension	513	(52)
Chantix/Champix	An aid to smoking cessation	277	71
Caduet	Reduction of LDL cholesterol and hypertension	147	1
Cardura	Hypertension/Benign prostatic hyperplasia	121	(10)
Central nervous system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	582	47
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	241	12
Zoloft	Depression and certain anxiety disorders	122	(17)
Aricept(a)	Alzheimer's disease	104	22
Neurontin	Epilepsy and post-herpetic neuralgia	89	(19)
Xanax/Xanax XR	Anxiety/Panic disorders	86	14
Relpax	Migraine headaches	77	(7)
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	611	2
Infectious and respiratory diseases:
Zyvox	Bacterial infections	259	1
Vfend	Fungal infections	171	15
Zithromax/Zmax	Bacterial infections	120	(8)
Diflucan	Fungal infections	89	(19)
Urology:
Viagra	Erectile dysfunction	460	6
Detrol/Detrol LA	Overactive bladder	313	3
Oncology:
Camptosar	Metastatic colorectal cancer	192	(16)
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	190	86
Aromasin	Breast cancer	104	13
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	405	13
Endocrine disorders:
Genotropin	Replacement of human growth hormone	206	3
All other:
Zyrtec/Zyrtec D	Allergies	117	(75)
Alliance revenues:
Aricept, Macugen, Exforge, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), hypertension (Exforge and Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	488	23

(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
Certain amounts and percentages may reflect rounding adjustments.

Pharmaceutical -- Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, with $3.1 billion in worldwide revenues in the first quarter of 2008, a decrease of 7%, compared to the same period in 2007, despite the favorable impact of foreign exchange, which increased revenues by approximately $135 million, or 4%. In the U.S., revenues of $1.8 billion in the first quarter of 2008 declined 18%, compared to the same period in 2007. Internationally, Lipitor revenues in the first quarter of 2008 increased 13%, compared to the same period in 2007, with 10% due to the favorable impact of foreign exchange.

The decline in Lipitor revenues in the first quarter of 2008, compared to the first quarter of 2007, is driven by a combination of factors, including the following:

• the impact of an intensely competitive statin market with competition from multi-source generic simvastatin and branded products; and

• increased payer pressure in the U.S.,

partially offset by:

• the favorable impact of foreign exchange; and

• operating growth internationally.

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lipitor.

•

Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc has also experienced patent expirations in many E.U. countries but maintains exclusivity in certain other major markets, including Canada (where the patent for Norvasc will expire in August 2010). Norvasc worldwide revenues in the first quarter of 2008 decreased 52%, compared to the same period in 2007.

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Norvasc.

•

Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006 and in select E.U. markets in December 2006.  Chantix/Champix continues to demonstrate strong uptake, with more than five million patients globally having been prescribed Chantix since its launch. On May 8, 2008, Chantix/Champix will be launched in Japan, which has one of the highest rates of smoking among developed nations. Chantix/Champix has been approved in more than 60 countries around the world. Chantix/Champix recorded worldwide revenues of $277 million in the first quarter of 2008, an increase of 71%, compared to the same period in 2007.

In January 2008, we added a warning to Chantix's label in the U.S. that patients who are attempting to quit smoking by taking Chantix should be observed by a physician for neuropsychiatric symptoms like changes in behavior, agitation, depressed mood, suicidal ideation and suicidal behavior. A causal relationship between Chantix and these reported symptoms has not been established. In some reports, however, an association could not be excluded. The addition of the warning to Chantix's label in the U.S. has unfavorably impacted recent U.S. prescription trends.

•

Caduet, a single pill therapy combining Norvasc and Lipitor, recorded worldwide revenues of $147 million, an increase of 1% for the first quarter of 2008, compared to the same period in 2007. This was largely driven by a more focused message platform and a highly targeted consumer campaign in the U.S. Since the introduction of generic amlodipine besylate, in addition to increased competition, growth has begun to slow.

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Caduet.

•

Lyrica, for the treatment of epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, and fibromyalgia, recorded worldwide revenues of $582 million in the first quarter of 2008, an increase of 47% compared to the same period in 2007. In June 2007, Lyrica was approved in the U.S. for the management of fibromyalgia, one of the most common chronic, widespread pain conditions. This approval represents a breakthrough for the more than six million Americans who suffer from this debilitating condition who previously had no FDA-approved treatment.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the first quarter of 2008, Geodon worldwide revenues grew 12%, compared to the same period in 2007. Geodon growth was driven by recognition of its efficacy by prescribers as clinical experience increased, and by a favorable metabolic profile.

•

Celebrex, for the treatment of osteoarthritis and rheumatoid arthritis and acute pain, experienced a 2% increase in worldwide revenues to $611 million in the first quarter of 2008. International revenues grew 20% to $147 million, primarily due to a double-digit increase in demand, as well as the favorable impact of foreign exchange. U.S. revenues declined 2%, primarily due to increased generic competition.

Since December 2007, we have been running an innovative Celebrex direct-to-consumer (DTC) television advertising campaign in the U.S. about treatment options for arthritis. The 2½-minute television advertisement opens by addressing cardiovascular (CV) safety and clarifying misperceptions among arthritis sufferers about the risks and benefits of Celebrex and other prescription non-steroidal anti-inflammatory drugs. This DTC ad campaign has helped to stimulate patient interest and initiate a productive dialogue between physicians and patients.

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Celebrex.

•

Zyvox is the world's best-selling branded medicine for serious gram-positive infections in adults and children, which increasingly are caused by drug-resistant bacteria in hospitals and, more recently, in the community setting. Zyvox is an appropriate first-line therapy for patients with serious complicated skin and skin structure infections or nosocomial pneumonia known or suspected to be caused by gram-positive pathogens, including Methicillin-resistant Staphylococcus-aureus (MRSA) infection, with the flexibility of an intravenous and oral regimen. Zyvox works with a unique mechanism of action, which minimizes the potential for cross-resistance with other antibiotic classes and thus has the potential to effectively treat MRSA infection despite growing resistance to other important antibiotics. Zyvox worldwide revenues grew 1% to $259 million in the first quarter of 2008.

•

Selzentry/Celsentri (maraviroc) is the first in a new class of oral HIV medicines in more than a decade known as CCR5 antagonists. CCR5 antagonists work by blocking the CCR5 co-receptor, the virus' predominant entry route into T-cells. Selzentry/Celsentri stops the R5 virus on the outside surface of the cells before it enters, rather than fighting the virus inside, as do all other classes of oral HIV medicines. Selzentry/Celsentri was approved in the U.S. in August 2007 and in Europe in September 2007, and is indicated for combination anti-retroviral treatment of treatment-experienced adults infected with only CCR5-tropic HIV-1 detectable, who have evidence of viral replication and have HIV-1 strains resistant to multiple anti-retroviral agents. A diagnostic test confirms whether a patient is infected with CCR5-tropic HIV-1, which is also known as "R5-virus."

•

Viagra remains the leading treatment worldwide for erectile dysfunction and one of the world's most recognized pharmaceutical brands. Viagra revenues grew 6% worldwide, with a decline in U.S. revenues of 1% and international revenues increasing 13% in the first quarter of 2008, compared to the same period in 2007. The growth in Viagra international revenues was driven by foreign exchange, as well as a combination of other factors, including our focus on strengthening its value proposition to key customers and growth in the erectile dysfunction market. In 2008, we are celebrating Viagra's 10 year anniversary with a new, differentiated campaign, Viva Viagra, which aims to better educate and motivate men with erectile dysfunction to seek treatment and also to enhance physician and consumer understanding of the benefit-risk profile of Viagra.

•

Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed medicine worldwide for overactive bladder, a condition that affects up to 100 million people around the world. Detrol/Detrol LA is an extended-release formulation taken once daily. Worldwide Detrol/Detrol LA revenues grew 3% to $313 million in the first quarter of 2008, compared to the same period in 2007. Detrol/Detrol LA continues to lead the overactive bladder market and perform well in an increasingly competitive marketplace. In the U.S., Detrol/Detrol LA's new prescription share declined 4% to a 38.4% share in the first quarter of 2008, compared to the same period in 2007.

See Part II, Other Information; Item 1, Legal Proceedings, of this Form 10-Q for a discussion of certain patient litigation relating to Detrol LA.

•

Camptosar, indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin, lost exclusivity in the U.S. in February 2008. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Worldwide revenues in the first quarter of 2008 decreased 16% to $192 million, compared to the same period in 2007. The National Comprehensive Cancer Network (NCCN), an alliance of 21 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer.

•

Sutent, for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate, recorded $190 million in worldwide revenues in the first quarter of 2008, an increase of 86%, compared to the same period in 2007. Sutent was launched in the U.S. in January 2006 and has now been launched in 61 markets. In addition, in April 2008, Sutent was approved in Japan for the treatment of GIST, after failure of imatinib treatment due to resistance, and for renal cell carcinoma not indicated for curative resection and mRCC. We will continue to support and drive the success of Sutent through the pursuit of potential new indications, clinical data releases, strong promotional efforts and the promotion of access and health care coverage.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is one of the world's leading branded glaucoma medicines. Clinical data showing its advantages in treating intraocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom worldwide revenues grew 13% in the first quarter of 2008, compared to the same period in 2007.

•

Genotropin, for the treatment of short stature in children with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome and in adults with growth hormone deficiency, is the world's leading human growth hormone. Genotropin worldwide revenues grew 3% to $206 million, driven by its broad platform of innovative injection-delivery devices.

•

Zyrtec/Zyrtec D, allergy medicines, experienced a 75% decline in worldwide revenues in the first quarter of 2008, compared to the first quarter of 2007, following the loss of U.S. exclusivity in January 2008. Since we sold our rights to market Zyrtec/Zyrtec D over-the-counter in connection with the sale of our Consumer Healthcare business, we ceased selling this product in late January 2008.

Animal Health

Revenues of our Animal Health business follow:

	First Quarter
(millions of dollars)	Mar. 30, 2008	April 1, 2007	% Change

Livestock products	$385	$356	8%
Companion animal products	234	230	2
Total Animal Health	$619	$586	6

Our Animal Health business is one of the largest in the world.

The increase in Animal Health revenues in the first quarter of 2008, compared to the same period in 2007, was due to the impact of foreign exchange, which increased revenues by 6%.

Our revenue performance was also impacted by the following:

•

for livestock products, the continued good performance of our cattle biologicals, and intramammaries franchises in the first quarter of 2008, as well as revenues from Embrex, which we acquired in the first quarter of 2007; and

•

for companion animal products, the good performances of Revolution (a parasiticide for dogs and cats), and new product launches, such as Convenia (first-in-class single-dose treatment antibiotic therapy for dogs and cats), Slentrol (weight management for dogs) and Cerenia (treatment and prevention of vomiting in dogs).

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

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Fablyn (lasofoxifene)	Treatment of osteoporosis	December 2007

Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007

Zmax	Treatment of bacterial infections--sustained release--Pediatric acute otitis media (AOM) filing, community acquired pneumonia (CAP)	November 2006

fesoterodine	Treatment of overactive bladder	March 2006

Vfend	Treatment of fungal infections-Pediatric filing	June 2005

Thelin	Treatment of pulmonary arterial hypertension (PAH)	May 2005

dalbavancin	Treatment of complicated skin/skin structure gram-positive bacterial infections	December 2004

Dynastat (parecoxib)	Treatment of moderate to severe pain	September 2000

We received "not-approvable" letters from the FDA for Fablyn (lasofoxifene) for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We submitted a new NDA for the treatment of osteoporosis in post-menopausal women in December 2007, including the three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study in support of the new NDA.

On September 28, 2007, we received an "approvable" letter from the FDA for Zmax that sets forth requirements to obtain approval for the pediatric AOM indication based on pharmacokinetic data. On October 19, 2007, a supplemental filing was made for Zmax to include pediatric CAP. The FDA has indicated that the application is sufficiently complete to permit a substantive review, which we expect will occur in the second quarter of 2008.

We received an "approvable" letter from the FDA for fesoterodine for the treatment of overactive bladder in January 2007. Regulatory review of fesoterodine is progressing in the U.S. and fesoterodine was approved in the E.U. in April 2007. We are working with Schwarz Pharma, the licensor, to scale up manufacturing and meet launch requirements at various sites. Launch is planned for the latter half of 2008 in Europe and, subject to FDA approval, early 2009 in the U.S.

In December 2005, we received an "approvable" letter from the FDA for our Vfend pediatric filing, which sets forth the additional requirements for approval. We have been systematically working through these requirements and addressing the FDA's concerns.

In April 2008, we completed a tender offer and acquired approximately 85% of the outstanding shares of Encysive, which owns Thelin. On June 15, 2007, Encysive received a third "approvable" letter from the FDA for Thelin. We plan to commence an additional Phase III clinical trial in patients with PAH during the second half of 2008 to address the concerns of the FDA regarding efficacy as reflected in that letter.

In December 2007, we received a third "approvable" letter from the FDA for dalbavancin. We and the third-party manufacturer are working with the FDA to respond to the requirements set forth in that letter.

In September 2005, we received a "not-approvable" letter for Dynastat (parecoxib), an injectable prodrug for valdecoxib for the treatment of moderate to severe pain. We have had discussions with the FDA regarding this letter, and we are considering plans to address the FDA's concerns.

Regulatory Approvals and Filings in the E.U. and Japan:

Product	Description of Event	Date Approved	Date Submitted

Sutent	Approval in Japan for treatment of mRCC and GIST	April 2008	--

Lyrica	Application submitted in the E.U. for the treatment of fibromyalgia	--	March 2008

maraviroc	Application submitted in Japan for HIV in treatment-experienced patients.	--	February 2008

Xalacom	Application submitted in Japan for the treatment of glaucoma	--	February 2008

sildenafil	Approval in Japan for treatment of PAH	January 2008	--

Zithromac	Application submitted in Japan for bacterial infections	--	January 2008

Fablyn/(lasofoxifene)	Application submitted in the E.U. for the treatment of osteoporosis	--	January 2008

Chantix/Champix	Approval in Japan as an aid to smoking cessation	January 2008	--

Caduet	Application submitted in Japan for hypertension	--	November 2007

dalbavancin	Application submitted in the E.U. for the treatment of skin and skin structure infections	--	July 2007

rifabutin	Application submitted in Japan for Mycobacterium infection	--	June 2007

Macugen	Application submitted in Japan for treatment of age-related macular degeneration	--	March 2007

Celebrex	Application submitted in Japan for treatment of lower-back pain	--	February 2007

Ongoing or planned clinical trials for additional uses and dosage forms for our in-line products include:

Product	Indication

Celebrex	Acute gouty arthritis

Eraxis/Vfend Combination	Aspergillosis fungal infections

Geodon/Zeldox	Bipolar relapse prevention; pediatric bipolar mania; adjunctive use in bipolar depression

Lyrica	Epilepsy monotherapy; restless legs syndrome

Macugen	Diabetic macular edema

Revatio	Pediatric pulmonary arterial hypertension

Selzentry/Celsentri	HIV in CCR5-tropic treatment-naïve patients

Sutent	Breast cancer; colorectal cancer; non-small cell lung cancer; prostate cancer; liver cancer

Zithromax/chloroquine	Malaria

New drug candidates in late-stage development include: CP-945,598, a cannibinoid-1 receptor antagonist for the treatment of obesity; axitinib, a multi-targeted kinase inhibitor for the treatment of pancreatic cancer; PD-332334, an alpha2delta ligand compound for the treatment of generalized anxiety disorder; S.S-reboxetine, for the treatment of fibromyalgia; CP-751871, an anti-insulin-like growth factor receptor 1 (IGF1R) human monoclonal antibody for the treatment of non-small cell lung cancer; and apixaban for the prevention and treatment of venous thromboembolism and the prevention of stroke in patients with atrial fibrillation and acute coronary syndrome, which is being developed in collaboration with Bristol-Myers Squibb Company.

In April 2008, we announced the discontinuation of a Phase III clinical trial of single-agent tremelimumab (CP-675,206), an anti-CTLA4 monoclonal antibody, in patients with advanced melanoma, after the review of interim data showed that the trial would not demonstrate superiority to standard chemotherapy.

Additional product-related programs are in various stages of discovery and development. Also, see our discussion in the "Our Strategic Initiatives--Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations" section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 5% in the first quarter of 2008, while revenues decreased 5% in the first quarter of 2008, compared to the same period in 2007. Cost of sales as a percentage of revenues increased 1.7 percentage points in the first quarter of 2008, compared to the same period in 2007. Cost of sales in the first quarter of 2008, compared to the first quarter of 2007, increased as a result of:

•	the unfavorable impact of foreign exchange on expenses;

•	the impact of higher implementation costs associated with our cost-reduction initiatives of $138 million in the first quarter of 2008, compared to $94 million in the first quarter of 2007; and

•

costs of $48 million for the first quarter 2008, compared to $35 million in the first quarter of 2007, related to business transition activities associated with the sale of our Consumer Healthcare business, completed in December 2006, partially offset by:

•	savings related to our cost-reduction initiatives.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 4% in the first quarter of 2008, compared to the same period in 2007, which reflects:

•	the unfavorable impact of foreign exchange on expenses; and

•	the impact of higher implementation costs associated with our cost-reduction initiatives of $75 million in the first quarter of 2008, compared to $49 million in the first quarter of 2007,

partially offset by:

•	savings related to our cost-reduction initiatives.

Research and Development Expenses

Research and development (R&D) expenses increased 8% in the first quarter of 2008, compared to the same period in 2007, which reflects:

•	the impact of higher implementation costs associated with our cost-reduction initiatives of $146 million in the first quarter of 2008, compared to $31 million in the first quarter of 2007; and

•	the unfavorable impact of foreign exchange on expenses,

partially offset by:

•	the non-recurrence of first-quarter 2007 milestone payments; and

•	savings related to our cost-reduction initiatives.

Acquisition-Related In-Process Research and Development Charges

The estimated fair value of Acquisition-related in-process research and development charges (IPR&D) is expensed at acquisition date. IPR&D of $398 million was recorded in the first quarter of 2008, primarily related to our acquisitions of CovX and Coley and two smaller acquisitions related to Animal Health. IPR&D of $283 million was recorded in the first quarter of 2007, primarily related to our acquisitions of BioRexis and Embrex.

Cost-Reduction Initiatives

In connection with our cost-reduction initiatives, our management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures in a company-wide effort to improve performance and efficiency, to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace. We are generating net cost reductions through site rationalization in R&D and manufacturing, streamlined organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings. Compared to 2006, we expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion by the end of 2008 on a constant currency basis (the actual foreign exchange rates in effect in 2006). (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

The actions associated with our cost-reduction initiatives resulted in restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services worldwide. (See Notes to Condensed Consolidated Financial Statements-Note 4. Cost-Reduction Initiatives.) The strengthening of the euro and other currencies relative to the dollar, while favorable on Revenues, has had an adverse impact on our total expenses (Cost of sales, Selling, informational and administrative expenses, and Research and development expenses), including the reported impact of these cost-reduction efforts.

We incurred the following costs in connection with our cost-reduction initiatives:

	First Quarter
(millions of dollars)	Mar. 30, 2008	April 1, 2007

Implementation costs(a)	$357	$174
Restructuring charges(b)	177	795
Total costs related to our cost-reduction initiatives	$534	$969

(a)

For the first quarter of 2008, included in Cost of sales ($138 million), Selling, informational and administrative expenses ($75 million), Research and development expenses ($146 million) and Other (income)/deductions-net ($2 million income). For the first quarter of 2007, included in Cost of sales ($94 million), Selling, informational and administrative expenses ($49 million) and Research and development expenses ($31 million).

(b)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions-Net

In the first quarter of 2008, we recorded lower net interest income of $203 million, compared to $248 million in the same period in 2007, due primarily to lower net cash balances and lower interest rates.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 21.5% for the first quarter of 2008, compared to 17.0% in the same period in 2007. The higher tax rate for the first quarter of 2008 is primarily due to a decrease in and change in the geographic mix of expenses incurred to execute our cost-reduction initiatives and higher non-deductible charges for acquisition-related IPR&D.

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

•

Annual and long-term compensation, including annual cash bonuses, merit-based salary adjustments and share-based payments for various levels of management, is based on financial measures that include Adjusted income. The Adjusted income measure currently represents a significant portion of target objectives that are utilized to determine the annual compensation for various levels of management, although the actual weighting of the objective may vary by level of management and job responsibility and may be considered in the determination of certain long-term compensation plans. The portion of senior management's bonus, merit-based salary increase and share-based awards based on the Adjusted income measure ranges from 15% to 20%.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of our performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, Performance Share Awards grants made in 2006, 2007 and future years will be paid based on a non-discretionary formula that measures our performance using relative total shareholder return.

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to business combinations and net asset acquisitions (see Notes to Condensed Consolidated Financial Statements - Note 3. Acquisitions). These impacts can include charges for purchased in-process R&D, the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

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

The integration and restructuring costs associated with a business combination may occur over several years, with the more significant impacts ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the highly regulated nature of the pharmaceutical business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA.

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the sale of such operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines periodically for strategic fit with our operations, we do not build or run our businesses with an intent to sell them.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our cost-reduction initiatives; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1, Legal Proceedings, included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	First Quarter
(millions of dollars)	Mar. 30, 2008	April 1, 2007	% Incr./ (Decr.)

Reported net income	$2,784	$3,392	(18)%
Purchase accounting adjustments - net of tax	934	847	10
Acquisition-related costs - net of tax	1	(1)	*
Discontinued operations - net of tax	4	(31)	*
Certain significant items - net of tax	376	597	(36)
Adjusted income	$4,099	$4,804	(15)

* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	First Quarter
(millions of dollars)	Mar. 30, 2008	April 1, 2007

Purchase accounting adjustments:
Intangible amortization and other(a)	$758	$825
In-process research and development charges(b)	398	283
Total purchase accounting adjustments, pre-tax	1,156	1,108
Income taxes	(222)	(261)
Total purchase accounting adjustments - net of tax	934	847
Acquisition-related costs:
Integration costs(c)	--	4
Restructuring charges(c)	1	(6)
Total acquisition-related costs, pre-tax	1	(2)
Income taxes	--	1
Total acquisition-related costs - net of tax	1	(1)
Discontinued operations:
Loss from discontinued operations	6	--
Gains on sales of discontinued operations	--	(40)
Total discontinued operations, pre-tax	6	(40)
Income taxes	(2)	9
Total discontinued operations - net of tax	4	(31)
Certain significant items:
Restructuring charges - cost-reduction initiatives(c)	177	795
Implementation costs - cost-reduction initiatives(d)	357	174
Consumer Healthcare business transition activity(e)	(3)	(9)
Other	10	19
Total certain significant items, pre-tax	541	979
Income taxes	(165)	(382)
Total certain significant items - net of tax	376	597
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$1,315	$1,412

(a)	Included primarily in Amortization of intangible assets.
(b)

Included in Acquisition-related in-process research and development charges, primarily related to our acquisitions of CovX and Coley and two smaller acquisitions related to Animal Health in the first quarter of 2008 and BioRexis and Embrex in the first quarter of 2007.

(c)	Included in Restructuring charges and acquisition-related costs.
(d)

Included in Cost of sales ($138 million), Selling, informational and administrative expenses ($75 million), Research and development expenses ($146 million) and Other (income)/deductions-net ($2 million income) for the first quarter of 2008. Included in Cost of sales ($94 million), Selling, informational and administrative expenses ($49 million) and Research and development expenses ($31 million) for the first quarter of 2007.

(e)

Included in Revenues ($52 million), Cost of sales ($48 million) and Selling, informational and administrative expenses ($1 million) for the first quarter of 2008. Included in Revenues ($43 million), Cost of sales ($35 million), Selling, informational and administrative expenses ($2 million) and Other (income)/deduction-net ($3 million income) for the first quarter of 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	Mar. 30, 2008	Dec. 31, 2007

Financial assets:
Cash and cash equivalents	$2,013	$3,406
Short-term investments	26,615	22,069
Short-term loans	777	617
Long-term investments and loans	4,511	4,856
Total financial assets	33,916	30,948
Debt:
Short-term borrowings, including current portion of long-term debt	8,909	5,825
Long-term debt	8,143	7,314
Total debt	17,052	13,139
Net financial assets	$16,864	$17,809

We rely largely on operating cash flow, short-term investments, long-term debt and short-term commercial paper borrowings to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of short-term investments increased in the first quarter of 2008 as a result of strong operating cash flow.

Credit Ratings

Two major corporate debt-rating organizations, Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned to our senior unsecured non-credit enhanced long-term debt and commercial paper issued directly by us by each of these agencies:

		Long-Term-Debt		Date of
Name of Rating Agency	Commercial Paper	Rating	Outlook	Last Action

Moody's	P-1	Aa1	Negative	October 2007
S&P	A1+	AAA	Negative	December 2006

Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of March 30, 2008, we had access to $7.7 billion of lines of credit, of which $5.4 billion expire within one year. Of these lines of credit, $7.6 billion are unused, of which our lenders have committed to loan us $6.3 billion at our request. $6.0 billion of the unused lines of credit, of which $4.0 billion expire in 2009 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic shelf registration process available to well-known "seasoned" issuers and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances.

Goodwill and Other Intangible Assets

As of March 30, 2008, Goodwill totaled $21.6 billion (18% of our total assets) and other identifiable intangible assets, net of accumulated amortization, totaled $19.9 billion (17% of our total assets). Finite-lived intangible assets, net, include $15.9 billion related to developed technology rights and $556 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

The developed technology rights primarily represent the amortized value of the commercialized products included in our Pharmaceutical segment that we acquired in connection with our Pharmacia acquisition in 2003. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Pharmaceutical products in the "Revenues" section of this MD&A. While the Arthritis and Pain therapeutic category represents about 30% of the total value of developed technology rights at March 30, 2008, the balance of the value is evenly distributed across the following Pharmaceutical therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases, Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	Mar. 30, 2008	Dec. 31, 2007

Cash and cash equivalents and short-term investments and loans	$29,405	$26,092

Working capital(a)	$29,329	$25,014

Ratio of current assets to current liabilities	2.35:1	2.15:1

Shareholders' equity per common share(b)	$10.00	$9.65

(a)	Working capital includes assets held for sale of $87 million as of March 30, 2008, and $114 million as of December 31, 2007.
(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and those held by our employee benefit trust).

The increases in working capital and the ratio of current assets to current liabilities, as of March 30, 2008, compared to December 31, 2007, were primarily due to:

•	a net increase in cash and short-term investments as a result of strong operating cash flow; and

•

an increase in accounts receivable of about $590 million, which reflects recurring business trends that impact the timing of revenues within the first quarter compared to the prior year's fourth quarter, due to customer purchasing patterns and price increases that occur in the beginning of the year.

Net Cash Provided by Operating Activities

During the first quarter of 2008, net cash provided by operating activities was $3.3 billion, compared to $1.2 billion in the same period of 2007. The increase in net cash provided by operating activities was primarily attributable to:

•

lower tax payments ($1.8 billion) in the first quarter of 2008, primarily due to the taxes paid in the first quarter of 2007 related to the gain on the sale of our Consumer Healthcare business in December 2006; and

•	the timing of other receipts and payments in the ordinary course of business.

The cash flow line item called Changes in assets and liabilities (net of businesses acquired and divested) in the first quarter of 2008, compared to the same period in 2007, primarily reflects lower taxes paid, as described above.

Net Cash Provided by Investing Activities

During the first quarter of 2008, net cash used in investing activities was $5.5 billion, compared to $4.3 billion provided by investing activities in the same period in 2007. The decrease in net cash provided by investing activities was primarily attributable to:

•	net purchases of investments of $4.3 billion in the first quarter of 2008, compared to net sales and redemptions of investments of $5.0 billion.

Net Cash Used in Financing Activities

During the first quarter of 2008, net cash provided by financing activities was $848 million, compared to $4.8 billion used in financing activities in the same period in 2007. The decrease in net cash used in financing activities was primarily attributable to:

•	net borrowings of $3.0 billion in the first quarter of 2008, compared to net repayments of $606 million on total borrowings in the first quarter of 2007; and

•	no purchases of common stock in the first quarter of 2008, compared to $2.5 billion in the first quarter of 2007.

In June 2005, we announced a $5 billion share-purchase program, which is primarily being funded by operating cash flows and a portion of the proceeds from the sale of our Consumer Healthcare business. In June 2006, the Board of Directors increased that share-purchase authorization from $5 billion to $18 billion. In January 2008, we announced a new $5 billion share-purchase program, which will be funded by operating cash flows as circumstances and prices warrant.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 30, 2008, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain, under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

As of January 1, 2008, we adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, became effective for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 requires that non-refundable advance payments for goods and services that will be used in future R&D activities be expensed when the R&D activity has been performed or when the R&D goods have been received rather than when the payment is made. The adoption of EITF Issue No. 07-3 did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Standards, Not Adopted as of March 30, 2008

As discussed above, in September 2006, the FASB issued SFAS 157, Fair Value Measurements, and in February 2008, issued FSP 157-2, Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, will be required in 2009. We are in the process of evaluating the potential impact of the provisions to be adopted in 2009.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. (SFAS 141(R) replaced SFAS No. 141, Business Combinations, originally issued in June 2001.) SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. Generally, SFAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009. We are currently in the process of evaluating the extent of those potential impacts.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interest. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009. The provisions of SFAS 160 will impact our current accounting for minority interests, which are not significant, and will impact our accounting for future acquisitions, if any, where we do not acquire 100% of the entity. We are currently in the process of evaluating the extent of those potential impacts.

In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. We are in the process of evaluating the potential impact of adopting EITF 07-1 on our financial statements.

OUTLOOK

While our revenues and income will continue to be tempered in the near term due to patent expirations and other factors, we remain confident that we have the organizational strength and resilience, as well as the strategies, financial depth and flexibility, to succeed in the long term. However, no assurance can be given that the industry-wide factors described above under "Our Operating Environment" or below under "Forward-Looking Information and Factors That May Affect Future Results" or other significant factors will not have a material adverse effect on our business and financial results.

Our 2008 guidance reflects the projected impact of the loss of exclusivity in the U.S. of Norvasc (March 2007), Zyrtec/Zyrtec D (January 2008) and Camptosar (February 2008).

At current exchange rates, we forecast 2008 revenues of $47.0 billion to $49.0 billion, reported diluted earnings per common share (EPS) of $1.73 to $1.88, Adjusted diluted EPS of $2.35 to $2.45, and cash flow from operations of $17 billion to $18 billion.

In addition, on a constant currency basis, by the end of 2008, we expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion, compared to 2006. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

As referenced in this section: (i) "current exchange rates" is defined as rates approximating foreign currency spot rates in April 2008 and (ii) "constant currency basis" is defined as the actual foreign exchange rates in effect during 2006.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment, of 2008 Adjusted income and Adjusted diluted EPS guidance to 2008 reported Net income and reported diluted EPS guidance, follows:

	Full-Year 2008 Guidance
($ billions, except per share amounts)	Net Income(a)		Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$	15.8-$16.6	~$	2.35-$2.45
Purchase accounting impacts, net of tax:
Business development transactions completed as of 12/31/07		(2.1)		(0.31)
Business development transactions completed from 1/1/08 through 3/30/08		(0.3)		(0.05)
Costs related to cost-reduction initiatives, net of tax		(1.4-1.7)		(0.21-0.26)
Reported Net income/diluted EPS guidance	~$	11.7-$12.8	~$	1.73-$1.88

(a)	Excludes the effects of major business development transactions not completed as of March 30, 2008.
(b)	For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.

Our 2008 forecasted financial performance guidance is subject to a number of factors and uncertainties, as described in the "Forward-Looking Information and Factors That May Affect Future Results" section of this MD&A.

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

•	Speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

•	Success of external business development activities;

•	Competitive developments, including with respect to competitor drugs and drug candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

•	Ability to successfully market both new and existing products domestically and internationally;

•	Difficulties or delays in manufacturing;

•	Trade buying patterns;

•	Ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;

•	Impact of existing and future legislation and regulatory provisions on product exclusivity;

•	Trends toward managed care and healthcare cost containment;

•

U.S. legislation or regulatory action affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid and Medicare; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; direct-to-consumer advertising and interactions with healthcare professionals; and the involuntary approval of prescription medicines for over-the-counter use;

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

•	Ability to protect our patents and other intellectual property both domestically and internationally;

•	Interest rate and foreign currency exchange rate fluctuations;

•	Governmental laws and regulations affecting domestic and foreign operations, including tax obligations;

•	Changes in generally accepted accounting principles;

•	Uncertainties related to general economic, political, business, industry, regulatory and market conditions;

•	Any changes in business, political and economic conditions due to the threat of terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	Growth in costs and expenses;

•	Changes in our product, segment and geographic mix; and

•	Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction initiatives.

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

Our Form 10-K filing for the 2007 fiscal year listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading "Risk Factors and Cautionary Factors That May Affect Future Results." We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Beginning in 2007 upon the adoption of a new accounting standard, we record accruals for income tax contingencies to the extent that we conclude that a tax position is not sustainable under a 'more likely than not' standard and we record our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction when we conclude that the potential recovery is more likely than not. We record accruals for all other contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable, and we record anticipated recoveries under existing insurance contracts when assured of recovery. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, we accrue that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our assessments are based on estimates and assumptions that have been deemed reasonable by management. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2007 Financial Report, which is filed as exhibit 13 to our 2007 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 20 to the consolidated financial statements included in our 2007 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our 2007 Financial Report. Unless otherwise indicated, all proceedings discussed in our 2007 Financial Report remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Lipitor (atorvastatin) and Caduet (atorvastatin/amlodipine combination)

In March 2008, we filed two suits against Ranbaxy Pharmaceuticals, Inc. (Ranbaxy) in the U.S. District Court for the District of Delaware. The suits allege that Ranbaxy's proposed generic versions of Lipitor and Caduet, respectively, would infringe our amorphous process patent for atorvastatin, which expires in 2016.

Lipitor (atorvastatin)

U.S. - basic patent: As previously reported, in July 2007, a law firm that has represented Ranbaxy in Lipitor patent litigation filed a request for reexamination of our basic Lipitor patent with the U.S. Patent and Trademark Office (the Patent Office). The basic patent, including the six-month pediatric exclusivity period, expires in March 2010. In August 2007, the Patent Office granted the request to reexamine the basic patent on its merits. In January 2008, the Patent Office issued its initial official action, rejecting the patent's claims. In March 2008, we submitted our response to the Patent Office. In April 2008, the Patent Office notified us that it will confirm the patentability of the claims of our basic Lipitor patent.

U.S. - enantiomer patent: As previously reported, in January 2007, we filed a reissue application with the Patent Office seeking to correct a technical defect in our patent covering the enantiomer form of atorvastatin. The enantiomer patent, including the six-month pediatric exclusivity period, expires in June 2011. In August 2007, the Patent Office issued its initial official action, which determined that the technical defect had been corrected but rejected the enantiomer patent on other grounds. In October 2007, we submitted our response to the Patent Office. In April 2008, the Patent Office issued second, non-final official actions rejecting the claims of the enantiomer patent. We will address the issues raised by the examiner in our response to the Patent Office. We continue to believe that we have strong arguments for securing the reissued patent.

Separately, as previously reported, in October 2007, Cobalt Pharmaceuticals, Inc. (Cobalt) notified us that it had filed an application with the FDA seeking approval to market a product containing atorvastatin sodium, a salt that is different from atorvastatin calcium, which is used in Lipitor. The notice stated that Cobalt was challenging our enantiomer patent and certain later-expiring patents, but not our basic patent. In December 2007, we filed suit against Cobalt in the U.S. District Court for the District of Delaware asserting the validity and infringement of the enantiomer patent. In April 2008, we entered into an agreement with Cobalt to settle this action, subject to certain conditions.

Canada - enantiomer patent: As previously reported, in January 2007, the Canadian Federal Court in Toronto denied our application to prevent approval in Canada of Ranbaxy's proposed generic atorvastatin product based on our enantiomer patent, which expires in July 2010. In February 2007, we appealed the decision to the Federal Court of Appeal of Canada. In March 2008, the Federal Court of Appeal of Canada reversed the decision and issued an order prohibiting regulatory approval of Ranbaxy's generic atorvastatin product in Canada until the expiration of our enantiomer patent in July 2010. Ranbaxy may seek a review of the decision by the Supreme Court of Canada.

We also are seeking to prevent approval in Canada of Apotex Inc.'s (Apotex) proposed generic atorvastatin product based on our enantiomer patent. A trial was held on this matter in October 2007 in the Canadian Federal Court in Toronto and, on January 2, 2008, the court denied our application. On January 3, 2008, we appealed the decision to the Federal Court of Appeal of Canada.

Norvasc (amlodipine)

As previously reported, in 2006, the Federal Court of Appeal of Canada upheld the validity of our Norvasc patent in Canada, which expires in August 2010, in an action involving Ratiopharm. The Supreme Court of Canada denied Ratiopharm's petition to appeal this decision. Certain other generic manufacturers are seeking to market their own amlodipine products in Canada. In April 2008, the Canadian Federal Court in Toronto upheld the validity of our Norvasc patent in our action against Pharmascience Inc. (Pharmascience) and issued an order preventing approval of Pharmascience's generic besylate amlodipine product until the expiration of our patent in August 2010. Pharmascience may appeal the decision to the Federal Court of Appeal of Canada. Also in April 2008, we settled our action against Cobalt on terms that are not material to Pfizer. Challenges to our Norvasc patent in Canada by Pharmascience, with respect to its amlodipine mesylate product, and by Apotex remain pending.

Celebrex (celecoxib)

As previously reported, in our patent-infringement suit against Teva Pharmaceuticals USA, Inc. (Teva) relating to the 100, 200 and 400 mg doses of Celebrex, in March 2007 the U.S. District Court for the District of New Jersey upheld our two main patents covering the active ingredient and a pharmaceutical composition thereof, which expire in May 2014, as well as a secondary patent covering use in the treatment of inflammation, which expires in December 2015. In April 2007, Teva appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In March 2008, a panel of the Federal Circuit held that the two main patents are valid, enforceable and infringed, but ruled that the secondary patent is invalid. The decision prohibits Teva from marketing its 100, 200 and 400 mg generic celecoxib products before May 2014. Each of the parties has requested a panel rehearing and an en banc rehearing by the entire Federal Circuit.

In April 2008, Teva notified us that it had filed an amendment to its abbreviated new drug application with the FDA with respect to the 50 mg dose of Celebrex challenging our secondary patent for Celebrex covering use in the treatment of inflammation and seeking to market a 50 mg product containing celecoxib upon the expiration of our two main patents in May 2014. As noted, our pending action against Teva discussed above involves the 100, 200 and 400 mg doses.

In March 2008, Mylan Pharmaceuticals, Inc. notified us that it had filed an abbreviated new drug application with the FDA challenging our secondary patent for Celebrex covering use in the treatment of inflammation and seeking to market a product containing celecoxib upon the expiration of our two main patents in May 2014.

Detrol LA (tolterodine)

As previously reported, in October 2007, Teva notified us that it had filed an abbreviated new drug application with the FDA challenging on various grounds four patents relating to Detrol LA, an extended-release formulation of Detrol (tolterodine), and seeking approval to market a generic version of Detrol LA. In December 2007, we filed suit against Teva in the U.S. District Court for the Southern District of New York asserting the infringement of three of the patents relating to Detrol LA. In March 2008, this suit was transferred to the U.S. District Court for the District of New Jersey.

Two other manufacturers - Impax Laboratories Inc. (Impax) in January 2008 and Sandoz, a division of Novartis AG, in March 2008 - also notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Detrol LA. Impax is challenging the same four patents as Teva. Sandoz is challenging three later-expiring patents but not the basic patent, which (including the six-month pediatric exclusivity period) expires in 2012. In March 2008, we filed suit against Impax in the U.S. District Court for the Southern District of New York asserting the infringement of three of the patents. In April 2008, this action was transferred to the U.S. District Court for the District of New Jersey.

Product Litigation

Celebrex and Bextra

As previously reported, beginning in late 2004, purported shareholder derivative actions have been filed in various federal courts and in state court in New York alleging that certain of Pfizer's current and former officers and directors breached fiduciary duties by causing Pfizer to misrepresent the safety of Celebrex and, in certain cases, Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In July 2007, the purported federal shareholder derivative action was dismissed with prejudice by the court in the Multi-District Litigation. In August 2007, the plaintiffs appealed the decision to the U.S. Court of Appeals for the Second Circuit. In March 2008, the purported shareholder derivative action in the Supreme Court of the State of New York, New York County, also was dismissed with prejudice. In April 2008, the plaintiff filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, First Department.

Mirapex

As previously reported, a number of individual lawsuits seeking damages have been filed against Pfizer and Boehringer Ingelheim Pharmaceuticals, Inc. (BIPI) in various U.S. federal and state courts and one purported class action has been filed in Canada alleging that Mirapex, a treatment for Parkinson's disease, causes certain impulse-control disorders. We co-promoted Mirapex with BIPI until May 2005 but, as a result of the sale of our interests in this product to BIPI, we no longer manufacture or sell Mirapex. In June 2007, all of the U.S. federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Mirapex Products Liability Litigation MDL -1836) in the U.S. District Court for the District of Minnesota. BIPI and Pfizer have agreed to indemnify each other with respect to portions of certain of the claims in these actions.

Commercial and Other Matters

Average Wholesale Price Litigation

As previously reported, Pharmacia is a defendant, along with other pharmaceutical manufacturers, in a Multi-District Litigation (In re Pharmaceutical Industry Average Wholesale Price Litigation MDL-1456) in the U.S. District Court for the District of Massachusetts in which the manufacturers are alleged to have provided average wholesale price (AWP) information for certain of their products that was higher than the actual prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans.

In April 2008, the court in the Multi-District Litigation granted preliminary approval with respect to the fairness of a proposed settlement of the claims against 11 defendants, including Pharmacia, for a total of $125 million. Pharmacia's contribution to the settlement would be immaterial. The court has scheduled a hearing in December 2008 to consider final approval of the settlement.

Tax Matters

The United States is one of our major tax jurisdictions. We are currently appealing two issues related to the IRS' audits of the Pfizer Inc. tax returns for the years 2002 through 2005. The 2006 and 2007 tax years, as well as year-to-date 2008, are currently under audit as part of the IRS Compliance Assurance Process, a real-time audit process. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations. With respect to Pharmacia Corporation, the IRS is currently conducting an audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2007), Japan (2006-2007), Europe (1996-2007), primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany, and Puerto Rico (2003-2007).

We regularly reevaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations and changes in tax law that would either increase or decrease the technical merits of a position relative to the more likely than not standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates are not representative of actual outcomes, our results could be materially impacted.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the fiscal first quarter of 2008:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
January 1, 2008, through January 31, 2008	33,025	$22.90	--	$5,533,679,153
February 1, 2008, through February 29, 2008	8,038	$22.88	--	$5,533,679,153
March 1, 2008, through March 30, 2008	1,346,279	$22.48	--	$5,533,679,153
Total	1,387,342	$22.50	--

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

(b)

These columns reflect the following transactions during the fiscal first quarter of 2008: (i) the deemed surrender to Pfizer of 1,436 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 92,633 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 1,293,273 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on four items at the Annual Meeting of Shareholders held on April 24, 2008:

1.	the election of fourteen directors to terms ending in 2009
2.	a proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2008
3.	a shareholder proposal regarding stock options
4.	a shareholder proposal requesting separation of Chairman and CEO roles

The nominees for director were elected based upon the following votes:

Nominee	Votes For	Votes Against	Abstentions

Dennis A. Ausiello	5,550,363,913	143,003,972	78,105,700
Michael S. Brown	5,519,542,163	174,591,879	77,339,543
M. Anthony Burns	5,509,488,590	181,599,850	80,385,145
Robert N. Burt	5,539,222,272	154,348,790	77,902,523
W. Don Cornwell	5,481,944,713	210,305,110	79,223,762
William H. Gray III	5,502,869,418	189,835,649	78,768,518
Constance J. Horner	5,514,862,075	179,228,778	77,382,732
William R. Howell	5,523,479,938	170,228,545	77,765,102
James M. Kilts	5,546,371,070	148,297,168	76,805,347
Jeffrey B. Kindler	5,508,923,069	184,756,052	77,794,464
George A. Lorch	5,535,422,975	157,950,540	78,100,070
Dana G. Mead	5,536,435,651	158,178,302	76,859,632
Suzanne Nora Johnson	5,546,228,000	148,991,732	76,253,853
William C. Steere, Jr.	5,453,971,085	241,798,001	75,704,499

The proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2008 received the following votes:

•	5,567,645,171	Votes for approval
•	131,597,904	Votes against
•	72,230,510	Abstentions
•	There were no broker non-votes for this item.

The shareholder proposal regarding stock options received the following votes:

•	308,772,122	Votes for approval
•	4,268,882,176	Votes against
•	90,690,125	Abstentions
•	1,103,129,162	Broker non-votes

The shareholder proposal requesting separation of Chairman and CEO roles received the following votes:

•	1,961,674,533	Votes for approval
•	2,626,670,168	Votes against
•	79,999,722	Abstentions
•	1,103,129,162	Broker non-votes

Item 5.  Other Information.

None

Item 6.	Exhibits.

	1) Exhibit 10	-	Amendment dated as of March 19, 2008, to Change-in-Control Severance Agreement with Martin Mackay

	2) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	3) Exhibit 15	-	Accountants' Acknowledgment

	4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: May 2, 2008	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 10

AMENDMENT TO CHANGE IN CONTROL SEVERANCE AGREEMENT

AMENDMENT dated as of March 19, 2008 to Change in Control Severance Agreement (the "Severance Agreement") dated October 4, 2007 between Pfizer Inc. (the "Company") and Martin Mackay (the "Executive").

WHEREAS, the Company and the Executive entered into the Severance Agreement; and

WHEREAS, the Company and the Executive wish to amend the provisions of the Severance Agreement relating to the severance payment and to Performance-Contingent Share Awards;

NOW, THEREFORE, it is hereby agreed as follows:

1.   The first paragraph of Section 4(iv)(B) of the Severance Agreement is amended in its entirety to read as follows: "The Company shall pay you, on a date that is no later than the fifth day following the Date of Termination, as severance pay to you a severance payment equal to 2.99 times the sum of (i) your full base salary and (ii) annual incentive payment, in each case in effect at the time the Notice of Termination is given. In addition, the Company shall pay or otherwise transfer to you, on a date no later than the fifth day following the Date of Termination, amounts and property that you are eligible to receive in respect of awards made to you prior to the Date of Termination pursuant to the Company's Performance - Contingent Share Awards (or any successor long-term compensation plan or award in effect as of the Date of Termination) that remain outstanding as of the Date of Termination, such amounts and property to be calculated using the target number of shares, payments or other benefits that you could have received pursuant to all such outstanding awards."

2.   The second paragraph of Section 4(iv)(B) of the Severance Agreement is deleted in its entirety.

3.   The Severance Agreement, as amended in Sections 1 and 2 hereof, shall remain in full force and effect in accordance with its terms.

IN WITNESS WHEREOF, the Company and the Executive have voluntarily caused this Amendment to be signed as of the day and year first above written.

PFIZER INC.

By /s/ Margaret M. Foran
Margaret M. Foran,
Senior Vice President-Corporate Governance,
Associate General Counsel and
Corporate Secretary

EXECUTIVE

/s/ Martin Mackay
Martin Mackay

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Three Months Ended Mar. 30,	Year Ended December 31,
(in millions, except ratios)	2008	2007	2006	2005	2004	2003

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$3,557	$9,278	$13,028	$10,800	$13,403	$2,781
Less:
Minority interests	6	42	12	12	7	1
Income adjusted for minority interests	3,551	9,236	13,016	10,788	13,396	2,780
Add:
Fixed charges	177	541	642	622	505	438
Total earnings as defined	$3,728	$9,777	$13,658	$11,410	$13,901	$3,218

Fixed charges:
Interest expense (a)	$142	$397	$488	$471	$347	$270
Preferred stock dividends (b)	2	11	14	14	12	10
Rents (c)	33	133	140	137	146	158
Fixed charges	177	541	642	622	505	438

Capitalized interest	11	43	29	17	12	20

Total fixed charges	$188	$584	$671	$639	$517	$458

Ratio of earnings to fixed charges	19.8	16.7	20.4	17.9	26.9	7.0

All financial information reflects the following as discontinued operations for 2006, 2005, 2004 and 2003: the Consumer Healthcare business; certain European generics businesses; and for 2004 and 2003: our in-vitro allergy and autoimmune diagnostics testing, and surgical ophthalmics.

All financial information reflects the following as discontinued operations for 2003: our confectionery, shaving and fish-care products businesses, as well as the Estrostep, Loestrin and femhrt women's health product lines for all the years presented.

(a)

Interest expense includes amortization of debt premium, discount and expenses. Interest expense does not include interest related to uncertain tax positions of $83 million for the first quarter of 2008; $331 million for 2007; $200 million for 2006; $203 million for 2005; $201 million for 2004; and $180 million for 2003.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated May 2, 2008, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended March 30, 2008, in the following Registration Statements:

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
May 2, 2008

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

Date:  May 2, 2008

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

Date:  May 2, 2008

/s/ Frank A. D'Amelio
Frank A. D'Amelio Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended March 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chairman of the Board and Chief Executive Officer
May 2, 2008

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Frank A. D'Amelio, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended March 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Frank A. D'Amelio
 Frank A. D'Amelio
Senior Vice President and Chief Financial Officer
May 2, 2008

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