Form 10-Q
period 2008-06-29
PFIZER INC
filed 2008-08-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

YES                    NO     X

At August 5, 2008, 6,740,994,347 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
June 29, 2008

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements

Condensed Consolidated Statements of Income for the three months and six months ended June 29, 2008, and July 1, 2007	3

Condensed Consolidated Balance Sheets as of June 29, 2008, and December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2008, and July 1, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	16

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.
Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	45

Item 1A.
Risk Factors	47

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.
Defaults Upon Senior Securities	48

Item 4.
Submission of Matters to a Vote of Security Holders	48

Item 5.
Other Information	48

Item 6.
Exhibits	49

Signature	50

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(millions, except per common share data)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Revenues	$12,129	$11,084	$23,977	$23,558

Costs and expenses:
Cost of sales(a)	2,289	2,109	4,275	3,996
Selling, informational and administrative expenses(a)	3,863	3,844	7,355	7,205
Research and development expenses(a)	1,966	2,165	3,757	3,830
Amortization of intangible assets	663	783	1,442	1,598
Acquisition-related in-process research and development charges	156	--	554	283
Restructuring charges and acquisition-related costs	569	1,051	747	1,863
Other (income)/deductions - net	(167)	(487)	(500)	(889)

Income from continuing operations before provision for taxes on income and minority interests	2,790	1,619	6,347	5,672

Provision for taxes on income	25	272	788	961

Minority interests	6	2	12	5

Income from continuing operations	2,759	1,345	5,547	4,706

Discontinued operations:
Loss from discontinued operations - net of tax	(1)	--	(5)	--
Gains/(losses) on sales of discontinued operations - net of tax	18	(78)	18	(47)

Discontinued operations - net of tax	17	(78)	13	(47)

Net income	$2,776	$1,267	$5,560	$4,659

Earnings per common share - basic:
Income from continuing operations	$0.41	$0.19	$0.82	$0.67
Discontinued operations - net of tax	--	(0.01)	0.01	(0.01)
Net income	$0.41	$0.18	$0.83	$0.66

Earnings per common share - diluted:
Income from continuing operations	$0.41	$0.19	$0.82	$0.67
Discontinued operations - net of tax	--	(0.01)	--	(0.01)
Net income	$0.41	$0.18	$0.82	$0.66

Weighted-average shares used to calculate earnings per common share:
Basic	6,732	6,966	6,736	7,009

Diluted	6,748	6,990	6,754	7,033

Cash dividends paid per common share	$0.32	$0.29	$0.64	$0.58

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	June 29, 2008*	Dec. 31, 2007**
ASSETS
Cash and cash equivalents	$820	$3,406
Short-term investments	25,359	22,069
Accounts receivable, less allowance for doubtful accounts	10,245	9,843
Short-term loans	1,041	617
Inventories	5,334	5,302
Taxes and other current assets	5,711	5,498
Assets held for sale	141	114
Total current assets	48,651	46,849
Long-term investments and loans	7,105	4,856
Property, plant and equipment, less accumulated depreciation	14,925	15,734
Goodwill	21,704	21,382
Identifiable intangible assets, less accumulated amortization	19,875	20,498
Other assets, deferred taxes and deferred charges	4,255	5,949
Total assets	$116,515	$115,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings, including current portion of long-term debt	$9,448	$5,825
Accounts payable	1,928	2,270
Dividends payable	2,147	2,163
Income taxes payable	930	1,380
Accrued compensation and related items	1,640	1,974
Other current liabilities	7,100	8,223
Total current liabilities	23,193	21,835

Long-term debt	7,246	7,314
Pension benefit obligations	2,487	2,599
Postretirement benefit obligations	1,746	1,708
Deferred taxes	5,885	7,696
Other taxes payable	6,605	6,246
Other noncurrent liabilities	2,635	2,746
Total liabilities	49,797	50,144

Minority interests	149	114

Preferred stock	81	93
Common stock	443	442
Additional paid-in capital	69,996	69,913
Employee benefit trust, at fair value	(399)	(550)
Treasury stock	(57,385)	(56,847)
Retained earnings	50,912	49,660
Accumulated other comprehensive income	2,921	2,299

Total shareholders' equity	66,569	65,010
Total liabilities and shareholders' equity	$116,515	$115,268

*    Unaudited.
**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007

Operating Activities:
Net income	$5,560	$4,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,716	2,712
Share-based compensation expense	166	228
Acquisition-related in-process research and development charges	554	283
Deferred taxes from continuing operations	439	(951)
Other non-cash adjustments	509	(4)
Changes in assets and liabilities (net of businesses acquired and divested)	(1,631)	(2,019)

Net cash provided by operating activities	8,313	4,908

Investing Activities:
Purchases of property, plant and equipment	(868)	(757)
Purchases of short-term investments	(16,106)	(10,738)
Proceeds from sales and redemptions of short-term investments	12,463	17,101
Purchases of long-term investments	(3,856)	(1,243)
Proceeds from sales and redemptions of long-term investments	632	22
Purchases of other assets	(32)	(82)
Acquisitions, net of cash acquired	(962)	(463)
Other investing activities	(219)	(293)

Net cash (used in)/provided by investing activities	(8,948)	3,547

Financing Activities:
Increase in short-term borrowings, net	16,310	78
Principal payments on short-term borrowings	(14,097)	(763)
Proceeds from issuances of long-term debt	602	1,243
Principal payments on long-term debt	--	(60)
Purchases of common stock	(500)	(4,999)
Cash dividends paid	(4,277)	(4,040)
Stock option transactions and other	33	383

Net cash used in financing activities	(1,929)	(8,158)
Effect of exchange-rate changes on cash and cash equivalents	(22)	14
Net (decrease)/increase in cash and cash equivalents	(2,586)	311
Cash and cash equivalents at beginning of period	3,406	1,827

Cash and cash equivalents at end of period	$820	$2,138

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,056	$3,672
Interest	446	354

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 25, 2008, and May 27, 2007.

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

Many, but not all, of our financial instruments are carried at fair value. For example, substantially all of our cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses, net of tax, reported in Other comprehensive income.  Derivative financial instruments are carried at fair value, with changes in fair value reported in various balance sheet categories (see both Note 10 D. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 7C. Financial Instruments: Derivative Financial Instruments and Hedging Activities in this Quarterly Report) and ultimately, in Other (income)/deductions - net. Virtually all of our valuation measurements are Level 2 measurements.  The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. We did not elect to adopt SFAS 157 for acquired nonfinancial assets and assumed nonfinancial liabilities.

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

Note 3.  Acquisitions

During the first six months of 2008 and 2007, we acquired the following:

•

In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company, whose main product (Thelin), for the treatment of pulmonary arterial hypertension, is commercially available in much of the E.U., is approved in certain other markets, and is under review by the Food and Drug Administration (FDA). The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its $130 million 2.5% convertible notes came into effect and, as such, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company with SNX-5422, an oral Heat Shock Protein 90 (Hsp90) inhibitor currently in Phase I trials for the potential treatment of solid tumors and hematological malignancies and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer, inflammatory and neurodegenerative diseases. In connection with these acquisitions, we recorded $156 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

•

In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform that we expect will enhance our biologic portfolio. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc., (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded $398 million in Acquisition-related in-process research and development charges.

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

Note 4.  Cost-Reduction Initiatives

The costs incurred in connection with our cost-reduction initiatives follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Implementation costs(a)	$405	$317	$762	$491
Restructuring charges(b)	562	1,035	739	1,830
Total costs related to our cost-reduction initiatives	$967	$1,352	$1,501	$2,321

(a)

For the second quarter of 2008, included in Cost of sales ($210 million), Selling, informational and administrative expenses ($100 million), Research and development expenses ($94 million), and Other (income)/deductions - net ($1 million).  For the second quarter of 2007, included in Cost of sales ($170 million), Selling, informational and administrative expenses ($79 million),  Research and development expenses ($131 million) and Other (income)/deductions - net ($63 million income).  For the first six months of 2008, included in Cost of sales ($348 million), Selling, informational and administrative expenses ($175 million), Research and development expenses ($240 million), and Other (income)/deductions - net ($1 million income).  For the first six months of 2007, included in Cost of sales ($264 million), Selling, informational and administrative expenses ($128 million), Research and development expenses ($162 million) and Other (income)/deduction - net ($63 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Through June 29, 2008, the restructuring charges primarily relate to our plant network optimization efforts and the restructuring of our U.S. marketing and worldwide research and development operations, while the implementation costs primarily relate to accelerated depreciation of certain assets, as well as system and process standardization and the expansion of shared services.

The components of restructuring charges associated with our cost-reduction initiatives follow:

(millions of dollars)	Costs Incurred Through June 29, 2008	Activity Through June 29, 2008	(a)	Accrual as of June 29, 2008	(b)

Employee termination costs	$3,391	$2,395		$996
Asset impairments	1,215	1,215		--
Other	390	294		96
Total	$4,996	$3,904		$1,092

(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($950 million) and Other noncurrent liabilities ($142 million).

During the second quarter of 2008, we expensed $118 million for Employee termination costs, $432 million for Asset impairments and $12 million in Other. During the first six months of 2008, we expensed $244 million for Employee termination costs, $466 million for Asset impairments and $29 million in Other.  Through June 29, 2008, Employee termination costs represent the expected reduction of the workforce by 21,300 employees, mainly in manufacturing, sales and research. Approximately 16,200 employees were terminated as of June 29, 2008. Employee termination costs include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 5.  Taxes on Income

In the second quarter of 2008, we effectively settled certain issues common among multinational corporations with various foreign tax authorities primarily relating to years 2000 through 2005.  As a result, we recognized $305 million in tax benefits. Also, in the second quarter of 2008, we sold one of our biopharmaceutical companies, Esperion Therapeutics, Inc. (Esperion), to a newly formed company that is majority-owned by a group of venture capital firms. The sale, for nominal consideration, resulted in a loss for tax purposes that reduced our tax expense by $426 million. This tax benefit is a result of the significant initial investment in Esperion in 2004, primarily reflected as an income statement charge for in-process research and development at acquisition date.

Note 6.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net income	$2,776	$1,267	$5,560	$4,659
Other comprehensive income/(expense):
Currency translation adjustment and other	1,100	500	523	372
Net unrealized gains/(losses) on derivative financial instruments	27	9	28	18
Net unrealized gains/(losses) on available-for-sale securities	--	9	(14)	5
Benefit plan adjustments	1	113	85	194
Total other comprehensive income/(expense)	1,128	631	622	589
Total comprehensive income	$3,904	$1,898	$6,182	$5,248

Note 7.  Financial Instruments

A.  Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS 157, as amended by FSP 157-2. (See Note 2. Adoption of New Accounting Policies).

Information about certain of our financial assets and liabilities follows:

		Fair Value(a)
(millions of dollars)	As of June 29, 2008	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Trading securities(b)	$211	$--	$211	$--
Available-for-sale debt securities(c)	29,993	--	29,993	--
Available-for-sale equity securities(d)	408	234	174	--
Derivative financial instruments(e)	514	--	514	--
Total	$31,126	$234	$30,892	$--

Other financial assets:
Held-to-maturity debt securities carried at amortized cost(f)	1,538
Short-term loans carried at cost	1,041
Long-term loans carried at cost(b)	1,450
Non-traded equity securities carried at cost(b)	219
Total	$4,248

Financial liabilities carried at fair value:
Derivative financial instruments(g)	534	--	534	--
Total	$534	$--	$534	$--
Financial liabilities carried at historical proceeds:
Short-term borrowings	9,448
Long-term debt, including adjustments for fair value hedges of interest rate risk	7,246
Total	$16,694

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

(b)	Included in Long-term investments and loans.
(c)	Included in Short-term investments ($25.0 billion) and Long-term investments and loans ($4.9 billion).
(d)

Included in Short-term investments ($143 million, comprised of money market funds) and Long-term investments and loans ($265 million).  Includes gross unrealized gains ($71 million) and gross unrealized losses ($17 million).

(e)	Primarily included in Taxes and other current assets ($205 million) and Other assets, deferred taxes and deferred charges ($309 million).
(f)	Primarily included in Cash and cash equivalents. Amortized cost approximates fair value as unrealized gains and losses are not significant.
(g)	Included in Other current liabilities ($295 million) and Other noncurrent liabilities ($239 million).

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

B.  Long-Term Debt and Other Securities

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic shelf registration process available to "well-known seasoned issuers" and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances.

C.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the first six months of 2008.

Foreign Exchange Risk

During the first six months of 2008, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of June 29, 2008 (millions of dollars)	Maturity Date
Forward	OCL		--		Short-term foreign currency assets and liabilities(d)	$2,520	2008
Forward	OCL		CF		Yen available-for-sale investments	2,257	2008
Forward	OCL		CF		Euro available-for-sale investments	2,129	2008
Forward	OCA		CF		Yen intercompany loan	1,701	2009
Forward	OCL		CF		Swedish krona intercompany loan	1,031	2008
Forward	OCL		CF		U.K. pound available-for-sale investments	977	2008
Forward	OCA		CF		Euro intercompany loan	621	2009

(a)	Forward = Forward-exchange contracts.
(b)

The primary balance sheet caption indicates the financial statement classification of the amount associated with the financial instrument used to hedge or offset foreign exchange risk. The abbreviations used are defined as follows: OCA = Taxes and other current assets; and OCL = Other current liabilities.

(c)	CF = Cash flow hedge.
(d)	Forward-exchange contracts used to offset short-term foreign currency assets and liabilities are primarily for intercompany transactions in euros, Japanese yen, Swedish krona and U.K. pounds.

These foreign-exchange instruments serve to protect us against the impact of the translation into U.S. dollars of certain foreign currency denominated transactions.

D.  Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements.

There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty.  As of June 29, 2008, we had $5.2 billion due from a broad group of banks around the world.

Note 8.  Inventories

The components of inventories follow:

(millions of dollars)	June 29, 2008	Dec. 31, 2007

Finished goods	$2,178	$2,064
Work-in-process	2,407	2,353
Raw materials and supplies	749	885
Total inventories(a)	$5,334	$5,302

(a)	Certain amounts of inventories are in excess of one year's supply. There are no recoverability issues associated with these quantities and the amounts are not significant.

Note 9.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 29, 2008, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2007	$21,256	$108	$18	$21,382
Additions(a)	17	15	--	32
Other(b)	271	18	1	290
Balance, June 29, 2008	$21,544	$141	$19	$21,704

(a)	Primarily related to our acquisition of Coley and two acquisitions in Animal Health.
(b)	Primarily the impact of foreign exchange.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	As of June 29, 2008			As of Dec. 31, 2007
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$33,497	$(17,591)	$15,906		$32,433	$(15,830)	$16,603
Brands	1,017	(470)	547		1,017	(452)	565
License agreements	218	(69)	149		212	(59)	153
Trademarks	151	(86)	65		128	(82)	46
Other(a)	556	(287)	269		459	(264)	195
Total amortized finite-lived intangible assets	35,439	(18,503)	16,936		34,249	(16,687)	17,562
Indefinite-lived intangible assets:
Brands	2,865	--	2,865		2,864	--	2,864
Trademarks	71	--	71		71	--	71
Other	3	--	3		1	--	1
Total indefinite-lived intangible assets	2,939	--	2,939		2,936	--	2,936
Total identifiable intangible assets	$38,378	$(18,503)	$19,875	(b)	$37,185	$(16,687)	$20,498	(b)

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Decrease was primarily related to amortization, partially offset by acquisitions.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $694 million for the second quarter of 2008, $826 million for the second quarter of 2007, $1.5 billion for the first six months of 2008 and $1.7 billion for the first six months of 2007.

The expected annual amortization expense is $2.9 billion in 2008; $2.5 billion in each of 2009, 2010 and 2011; $2.0 billion in 2012; and $1.6 billion in 2013.

Note 10.  Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the three months ended June 29, 2008, and July 1, 2007, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$59	$71	$6	$7	$65	$72	$11	$11
Interest cost	115	111	9	14	101	86	37	35
Expected return on plan assets	(162)	(170)	--	--	(111)	(94)	(9)	(9)
Amortization of:
Actuarial losses	8	15	6	11	11	23	9	9
Prior service costs/(credits)	1	2	--	--	--	--	1	--
Curtailments and settlements - net	1	4	1	(2)	6	(5)	3	(2)
Special termination benefits	9	3	--	--	6	2	4	4
Net periodic benefit costs/(credit)	$31	$36	$22	$30	$78	$84	$56	$48

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the first six months of 2008 and 2007, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$120	$148	$12	$14	$128	$145	$20	$22
Interest cost	231	234	21	28	200	172	71	69
Expected return on plan assets	(325)	(360)	--	--	(222)	(188)	(18)	(18)
Amortization of:
Actuarial losses	16	35	15	23	22	47	15	21
Prior service costs/(credits)	2	5	(1)	(1)	--	--	1	--
Curtailments and settlements - net	4	13	113	5	4	(105)	6	--
Special termination benefits	16	6	--	--	13	5	8	8
Net periodic benefit costs/(credit)	$64	$81	$160	$69	$145	$76	$103	$102

The increase in net periodic benefit cost in the first six months of 2008, compared to the first six months of 2007, for our U.S. supplemental (non-qualified) pension plans was largely driven by settlement charges required to be recognized due to lump sum benefit payments made to certain of our former executive officers and other former executives in the first quarter of 2008.

The international plans' net periodic benefit costs in the first six months of 2007 include a settlement gain at our Japanese affiliate recorded in the first quarter of 2007. Japanese pension regulations permit employers with certain pension obligations to separate the social security benefits portion of those obligations and transfer it, along with related plan assets, to the Japanese government. This transfer resulted in a settlement gain of approximately $106 million.

For the first six months of 2008, we contributed from our general assets $239 million to our U.S. supplemental (non-qualified) pension plans, $213 million to our international pension plans and $80 million to our postretirement plans. Contributions to our U.S. qualified pension plans in the first six months of 2008 were not significant.

During 2008, we expect to contribute, from our general assets, a total of $254 million to our U.S. supplemental (non-qualified) pension plans, $442 million to our international pension plans and $162 million to our postretirement plans. We do not expect to make any significant contributions to our U.S. qualified pension plans during 2008, primarily due to the overfunded status of many of the plans. Contributions expected to be made for 2008 are inclusive of amounts contributed during the first six months of 2008. The contributions from our general assets include direct employer benefit payments.

Note 11.  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following data:

	Three Months Ended		Six Months Ended
(millions)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

EPS Numerator - Basic:
Income from continuing operations	$2,759	$1,345	$5,547	$4,706
Less: Preferred stock dividends - net of tax	2	1	2	2
Income available to common shareholders from continuing operations	2,757	1,344	5,545	4,704
Discontinued operations - net of tax	17	(78)	13	(47)
Net income available to common shareholders	$2,774	$1,266	$5,558	$4,657

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,732	6,966	6,736	7,009

EPS Numerator - Diluted:
Income from continuing operations	$2,759	$1,345	$5,547	$4,706
Less: ESOP contribution - net of tax	--	--	--	1
Income available to common shareholders from continuing operations	2,759	1,345	5,547	4,705
Discontinued operations - net of tax	17	(78)	13	(47)
Net income available to common shareholders	$2,776	$1,267	$5,560	$4,658

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,732	6,966	6,736	7,009
Common share equivalents: stock options, restricted stock units, stock issuable under employee compensation plans and convertible preferred stock	16	24	18	24
Weighted-average number of common shares outstanding and common share equivalents	6,748	6,990	6,754	7,033

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	542	403	542	404

(a)

These common stock equivalents were outstanding during the three months and six months ended June 29, 2008 and July 1, 2007, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Note 12.  Segment Information

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

Revenues and profit/(loss) by segment for the three months and six months ended June 29, 2008, and July 1, 2007, follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
Revenues:
Pharmaceutical	$11,053		$10,105		$21,957		$21,686
Animal Health	715		632		1,334		1,218
Corporate/Other(a)	361		347		686		654
Total revenues	$12,129		$11,084		$23,977		$23,558

Segment profit/(loss)(b)
Pharmaceutical	$5,068		$4,273		$10,662		$10,753
Animal Health	175		142		320		279
Corporate/Other(a)	(2,453)	(c)	(2,796)	(d)	(4,635)	(e)	(5,360)	(f)
Total profit/(loss)	$2,790		$1,619		$6,347		$5,672

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

(c)

For the three months ended June 29, 2008, Corporate/Other includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives of $967 million; (ii) significant impacts of purchase accounting for acquisitions of $788 million, including acquired in-process research and development, intangible asset amortization and other charges; (iii) all share-based compensation expense; (iv) acquisition-related costs of $7 million; and (v) transition activity associated with our former Consumer Healthcare business ($9 million income).

(d)

For the three months ended July 1, 2007, Corporate/Other includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives of $1.4 billion; (ii) significant impacts of purchase accounting for acquisitions of $782 million, including acquired in-process research and development, intangible asset amortization and other charges; (iii) all share-based compensation expense; (iv) a $25 million charge for litigation-related matters; (v) acquisition-related costs of $9 million; and (vi) transition activity associated with our former Consumer Healthcare business ($7 million income).

(e)

For the six months ended June 29, 2008, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.9 billion, including acquired in-process research and development, intangible asset amortization and other charges; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $1.5 billion; (iii) all share-based compensation expense; (iv) acquisition-related costs of $8 million; and (v) transition activity associated with our former Consumer Healthcare business ($12 million income).

(f)

For the six months ended July 1, 2007, Corporate/Other includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives of $2.3 billion; (ii) significant impacts of purchase accounting for acquisitions of $1.9 billion, including acquired in-process research and development, intangible asset amortization and other charges; (iii) all share-based compensation expense; (iv) acquisition-related costs of $7 million; (v) a $25 million charge for litigation-related matters; and (vi) transition activity associated with our former Consumer Healthcare business ($16 million income).

Revenues for each group of similar products follow:

	Three Months Ended			Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,467	$4,083	9%	$8,961	$9,238	(3)%
Central nervous system disorders	1,484	1,174	26	2,870	2,419	19
Arthritis and pain	756	626	21	1,511	1,375	10
Infectious and respiratory diseases	1,000	837	20	1,931	1,750	10
Urology	765	663	15	1,549	1,414	10
Oncology	650	652	--	1,287	1,247	3
Ophthalmology	444	400	11	857	766	12
Endocrine disorders	305	253	20	563	498	13
All other	619	1,025	(40)	1,377	2,189	(37)
Alliance revenues	563	392	44	1,051	790	33
Total Pharmaceutical	11,053	10,105	9	21,957	21,686	1
ANIMAL HEALTH	715	632	13	1,334	1,218	10
OTHER	361	347	4	686	654	5
Total revenues	$12,129	$11,084	9	$23,977	$23,558	2

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of June 29, 2008, the related condensed consolidated statements of income for the three-month and six-month periods ended June 29, 2008, and July 1, 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 29, 2008, and July 1, 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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
August 8, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Our Performance and Operating Environment. This section, beginning on page 19, provides information about the following: our business; our performance during the three months and six months ended June 29, 2008; our operating environment; our strategic initiatives, such as acquisitions; and our cost-reduction initiatives.

•

Revenues. This section, beginning on page 23, provides an analysis of our products and revenues for the three months and six months ended June 29, 2008, and July 1, 2007, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 31, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, beginning on page 33, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 34, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 38, provides an analysis of our balance sheets as of June 29, 2008, and December 31, 2007, and cash flows for the six months ended June 29, 2008, and July 1, 2007, as well as a discussion of our outstanding debt and commitments that existed as of June 29, 2008, and December 31, 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	Outlook. This section, beginning on page 41, provides a discussion of our expectations for full-year 2008.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 42, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations and business plans and prospects. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statements of Income follow:

	Three Months Ended			Six Months Ended
(millions of dollars, except per common share data)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change

Revenues	$12,129	$11,084	9%	$23,977	$23,558	2%

Cost of sales	2,289	2,109	9	4,275	3,996	7
% of revenues	18.9%	19.0%		17.8%	17.0%

Selling, informational and administrative expenses	3,863	3,844	1	7,355	7,205	2
% of revenues	31.8%	34.7%		30.7%	30.6%

Research and development expenses	1,966	2,165	(9)	3,757	3,830	(2)
% of revenues	16.2%	19.5%		15.7%	16.3%

Amortization of intangible assets	663	783	(15)	1,442	1,598	(10)
% of revenues	5.5%	7.1%		6.0%	6.8%

Acquisition-related in-process research and development charges	156	--	*	554	283	95
% of revenues	1.3%	--%		2.3%	1.2%

Restructuring charges and acquisition-related costs	569	1,051	(46)	747	1,863	(60)
% of revenues	4.7%	9.5%		3.1%	7.9%

Other (income)/deductions - net	(167)	(487)	(66)	(500)	(889)	(44)

Income from continuing operations before provision for taxes on income, and minority interests	2,790	1,619	72	6,347	5,672	12
% of revenues	23.0%	14.6%		26.5%	24.1%

Provision for taxes on income	25	272	(91)	788	961	(18)

Effective tax rate	0.9%	16.8%		12.4%	16.9%

Minority interests	6	2	243	12	5	149

Income from continuing operations	2,759	1,345	105	5,547	4,706	18
% of revenues	22.7%	12.1%		23.1%	20.0%

Discontinued operations - net of tax	17	(78)	*	13	(47)	*

Net income	$2,776	$1,267	119	$5,560	$4,659	19
% of revenues	22.9%	11.4%		23.2%	19.8%

Earnings per common share - basic:
Income from continuing operations	$0.41	$0.19	116	$0.82	$0.67	22
Discontinued operations - net of tax	--	(0.01)	*	0.01	(0.01)	*
Net income	$0.41	$0.18	128	$0.83	$0.66	26

Earnings per common share - diluted:
Income from continuing operations	$0.41	$0.19	116	$0.82	$0.67	22
Discontinued operations - net of tax	--	(0.01)	*	--	(0.01)	*
Net income	$0.41	$0.18	128	$0.82	$0.66	24

Cash dividends paid per common share	$0.32	$0.29		$0.64	$0.58

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

Our Performance for the Three Months and Six Months Ended June 29, 2008

Revenues in the second quarter of 2008 increased 9% to $12.1 billion, compared to the same period in 2007.  Revenues in the first six months of 2008 increased 2% to $24.0 billion, compared to the same period in 2007.  The significant product and alliance revenue impacts on revenues for the second quarter and first six months of 2008, compared to the same periods in 2007, are as follows:

	Second Quarter		Six Months
	Increase/		Increase/
	(decrease)	% Change	(decrease)	% Change
(millions of dollars)	08/07	08/07	08/07	08/07

Zyrtec/Zyrtec D(a)	$(377)	(98)%	$(721)	(85)%
Camptosar(a)	(104)	(43)	(141)	(30)
Norvasc(b)	(15)	(2)	(571)	(33)
Lipitor(c)	257	9	36	1
Lyrica	209	52	396	50
Celebrex	111	23	124	12
Zyvox	90	45	91	20
Viagra	81	21	107	13
Sutent(d)	65	45	153	62
Geodon/Zeldox	54	30	79	20
Xalatan/Xalacom	47	12	92	12
Vfend	42	29	65	22
Chantix/Champix(d)	7	3	122	33
Alliance revenues	171	44	261	33

(a)	Zyrtec/Zyrtec D lost U.S. exclusivity in January 2008 and Camptosar lost U.S. exclusivity in February 2008.
(b)	Norvasc lost U.S. exclusivity in March 2007.
(c)	Lipitor has been impacted by competitive pressures and other factors.
(d)	Chantix/Champix and Sutent are major new products that were launched in the U.S. since 2006.

Revenues benefited from favorable foreign exchange impacts of about $800 million, or 7%, in the second quarter of 2008 and $1.4 billion, or 6%,  in the first six months of 2008. In the U.S., revenues decreased 2% in the second quarter of 2008 and decreased 12% in the first six months of 2008, compared to the same periods in 2007, while international revenues increased 18% in the second quarter of 2008 and increased 15% in the first six months of 2008, compared to the same periods in 2007.

The impact of rebates in the second quarter of 2008 decreased revenues by $721 million, compared to $630 million in the second quarter of 2007. The increase in rebates was due primarily to:

•	the impact of our contracting strategies with both government and non-government entities in the U.S.,

partially offset by:

•	changes in product mix, among other factors.

The impact of rebates in the first six months of 2008 decreased revenues by approximately $1.6 billion, compared to approximately $1.3 billion in the first six months of 2007. The increase in rebates was due primarily to:

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

Income from continuing operations for the second quarter of 2008 was $2.8 billion, compared to $1.3 billion in the second quarter of 2007, and $5.5 billion in the first six months of 2008, compared to $4.7 billion in the first six months of 2007. The increases were primarily due to:

•	lower restructuring costs associated with our cost-reduction initiatives;

•	tax benefits in the second quarter of 2008 related to favorable tax settlements and the sale of one of our biopharmaceutical companies (Esperion Therapeutics, Inc.);

•	the favorable impact of foreign exchange;

•	savings related to our cost-reduction initiatives; and

•	the nonrecurrence of a one-time 2007 payment to Bristol-Myers Squibb Company (BMS) in connection with our collaboration to develop and commercialize apixaban,

partially offset by:

•	the increase in Acquisition-related in-process research and development charges.

(See further discussion in the "Costs and Expenses" and "Provision for Taxes on Income" sections of this MD&A.)

In the second quarter of 2008, we acquired Serenex, Inc. and Encysive Pharmaceuticals Inc.  In the first quarter of 2008, we acquired CovX and Coley Pharmaceutical Group, Inc. and completed two smaller acquisitions related to Animal Health.  In the first quarter of 2007, we acquired Embrex, Inc. and BioRexis Pharmaceutical Corp. (See further discussion in the "Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations" section of this MD&A.)

We have also made progress with our cost-reduction initiatives, which comprise a broad-based, company-wide effort to leverage our scale and strength more robustly and increase our productivity. (See further discussion in the "Our Cost-Reduction Initiatives" section of this MD&A.)

Our Operating Environment

We and our industry continue to face significant challenges in a profoundly changing business environment, as explained more fully in Pfizer's Annual Report on Form 10-K for the year ended December 31, 2007. Industry-wide factors, including pharmaceutical product pricing and access, intellectual property rights, product competition, the regulatory environment, pipeline productivity and the changing business environment, can significantly impact our businesses. In order to meet these challenges and capitalize on opportunities in the marketplace, we are taking steps to change the way we run our businesses.

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

(See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to patent litigation.)

These and other industry-wide factors that may affect our businesses should be considered along with the information presented in the "Forward-Looking Information and Factors That May Affect Future Results" section of this MD&A.

Our Strategic Initiatives - Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our new-product pipeline, and maximizing the value of our in-line products, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business development strategy targets a number of growth opportunities, including biologics, oncology, diabetes, Alzheimer's disease, cardiovascular disease, vaccines and other products and services that seek to provide valuable healthcare solutions. Some of our most significant business-development transactions during the first six months of 2008 and 2007 are described below.

•

In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company, whose main product (Thelin), for the treatment of pulmonary arterial hypertension, is commercially available in much of the E.U., is approved in certain other markets, and is under review by the Food and Drug Administration (FDA). The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its $130 million 2.5% convertible notes came into effect and as such, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company with SNX-5422, an oral Heat Shock Protein 90 (Hsp90) inhibitor currently in Phase I trials for the potential treatment of solid tumors and hematological malignancies and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer, inflammatory and neurodegenerative diseases. In connection with these acquisitions, we recorded $156 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

•

In April 2008, we entered into an agreement with a subsidiary of AVANT Immunotherapeutics Inc. (Avant) for an exclusive worldwide license to CDX-110, an experimental therapeutic vaccine in Phase II development for the treatment of glioblastoma multiforme, and exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the license and development agreement, an up-front payment of approximately $40 million in Research and development expenses and an equity investment of approximately $10 million were recorded in the second quarter of 2008. Additional payments exceeding $390 million could potentially be made to Avant based on the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products.

•

In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform that we expect will enhance our biologic portfolio. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc. (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded $398 million in Acquisition-related in-process research and development charges.

•

In the second quarter of 2007, we entered into a collaboration agreement with BMS to further develop and commercialize apixaban, an oral anticoagulant compound discovered by BMS. We made an up-front payment to BMS of $250 million and additional payments to BMS related to product development efforts, which are included in Research and development expenses for the three months and six months ended July 1, 2007. We may also make additional payments of up to $750 million to BMS based on development and regulatory milestones. In a separate agreement, we are also collaborating with BMS on the research, development and commercialization of a Pfizer discovery program, which includes preclinical compounds with potential applications for the treatment of metabolic disorders, including obesity and diabetes.

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

The following transaction was not completed as of June 29, 2008, and is not reflected in our consolidated financial statements as of June 29, 2008:

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

We are generating net cost reductions through site rationalization in R&D and manufacturing, reductions in our global sales force, streamlined organizational structures, staff function reductions, and increased outsourcing and procurement savings. Projects in various stages of completion include:

•

Reorganization of our Field Force - Since 2004, we have reduced our global field force by 23%. Additional savings are being generated from de-layering, eliminating duplicative work and strategically realigning various functions. In May 2008, we launched a new structure for our U.S. field force and implemented a hiring freeze in the U.S. and Europe.

•

Strategic Outsourcing - We are undergoing a reorganization within our information technology infrastructure and are also consolidating a number of third-party service providers, thereby reducing labor costs. We expect to generate considerable annual savings and provide consistent global service levels related to information technology.

•

Plant Network Optimization - We are transforming our global manufacturing network to improve efficiency and reduce overall cost. We have reduced our network of plants from 93 four years ago to 52 currently. The latter also reflects the acquisition of seven plants and the sites sold in 2006 as part of our Consumer Healthcare business. By the end of 2009, we plan to reduce our network of manufacturing plants around the world to 43. We expect that the result will be a more focused, streamlined and competitive manufacturing operation, with less than 50% of our plants and a reduction of more than 40% of our manufacturing employees compared to 2003. Further, we currently outsource the manufacture of approximately 17% of our products on a cost basis and plan to increase this substantially by 2010 and beyond.

•

Enhanced R&D Productivity - To increase efficiency and effectiveness in bringing new therapies to patients-in-need, in January 2007, Pfizer Global Research and Development (PGRD) announced a number of actions to transform the research division. Of six sites that were identified for exit by PGRD, two (Mumbai, India, and Plymouth Township, Michigan) have been closed. We have ceased R&D operations in Ann Arbor and Kalamazoo, Michigan, and in Nagoya, Japan. On July 1, 2008, the former Pfizer R&D site in Nagoya became the base of operations of an R&D spin-off in which Pfizer retains a small interest. Operations have been scaled back significantly in Amboise, France. The timing of the end of PGRD's activities in Amboise is subject to consultation with works councils and local labor law. The reorganization has resulted in smaller, more agile research units designed to drive the growth of our bigger pipeline, without increasing costs, and generating more products.

By the end of 2008, on a constant currency basis (the actual foreign exchange rates in effect during 2006), we expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion, compared to 2006. As of June 29, 2008, we had achieved $1.2 billion of the target. We expect to achieve much of the remaining reduction in the fourth quarter of 2008, which would favorably impact fourth-quarter earnings. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

REVENUES

Worldwide revenues by segment and geographic area for the second quarter and first six months of 2008 and 2007 follow:

	Three Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	June 29,	July 1,	June 29,	July 1,	June 29,		July 1,		wide	U.S.	national
(millions of dollars)	2008	2007	2008	2007	2008		2007		08/07	08/07	08/07

Pharmaceutical	$11,053	$10,105	$4,382	$4,467	$6,671		$5,638		9	(2)	18
Animal Health	715	632	269	254	446		378		13	6	18
Other	361	347	115	120	246		227		4	(4)	8
Total Revenues	$12,129	$11,084	$4,766	$4,841	$7,363	(a)	$6,243	(a)	9	(2)	18

(a)	Includes revenues from Japan of $1.0 billion (8.5% of total revenues) for the three months ended June 29, 2008, and $833 million (7.5% of total revenues) for the three months ended July 1, 2007.

	Six Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	June 29,	July 1,	June 29,	July 1,	June 29,		July 1,		wide	U.S.	national
(millions of dollars)	2008	2007	2008	2007	2008		2007		08/07	08/07	08/07

Pharmaceutical	$21,957	$21,686	$9,523	$10,935	$12,434		$10,751		1	(13)	16
Animal Health	1,334	1,218	509	518	825		700		10	(2)	18
Other	686	654	245	238	441		416		5	3	6
Total Revenues	$23,977	$23,558	$10,277	$11,691	$13,700	(b)	$11,867	(b)	2	(12)	15

(b)	Includes revenues from Japan of $1.8 billion (7.5% of total revenues) for the six months ended June 29, 2008, and $1.6 billion (6.7% of total revenues) for the six months ended July 1, 2007.

Pharmaceutical Revenues

Worldwide Pharmaceutical revenues for the second quarter of 2008 were $11.1 billion, an increase of 9% compared to the second quarter of 2007, and for the first six months of 2008 were $22.0 billion, an increase of 1% compared to the first six months of 2007, due primarily to:

•

an aggregate increase in revenues from products launched since 2006, particularly Sutent and Chantix/Champix, of $90 million in the second quarter of 2008 and $302 million in the first six months of 2008, and from many in-line products, including Lyrica, which increased 52% in the second quarter of 2008 and 50% in the first six months of 2008; and

•

the weakening of the U.S. dollar relative to many foreign currencies, especially the euro, Japanese yen and Canadian dollar, which increased Pharmaceutical revenues by approximately $730 million, or 7%, in the second quarter of 2008 and $1.2 billion, or 6%, in the first six months of 2008, partially offset by:

•	a decrease in revenues for Norvasc of $15 million in the second quarter of 2008 and $571 million in the first six months of 2008, primarily due to the loss of U.S. exclusivity in March 2007;

•

a decrease in revenues for Zyrtec/Zyrtec D of $377 million in the second quarter of 2008 and $721 million in the first six months of 2008, primarily due to the loss of U.S. exclusivity and cessation of marketing in January 2008;

•	an increase in rebates in the first six months of 2008 due to a 2007 favorable adjustment recorded in the first quarter of 2007 based on the actual claims experienced under the Medicare Act;

•	an increase in rebates in the second quarter and first six months of 2008 due to the impact of our contracting strategies with both government and non-government entities in the U.S.;

•	a decrease in revenues for Lipitor in the U.S. of $373 million in the first six months of 2008, primarily resulting from competitive pressures from generics, among other factors; and

•	a decrease in revenues for Camptosar of $104 million in the second quarter of 2008 and $141 million in the first six months of 2008, primarily due to the loss of U.S. exclusivity in February 2008.

Geographically,

•

in the U.S., Pharmaceutical revenues decreased 2% in the second quarter of 2008, compared to the second quarter of 2007, and decreased 13% in the first six months of 2008, compared to the first six months of 2007, primarily due to the effect of the loss of exclusivity of Norvasc, Zyrtec/Zyrtec D and Camptosar, and higher rebates, partially offset by the aggregate increase in revenues from products launched since 2006 and from many in-line products; and

•

in our international markets, Pharmaceutical revenues increased 18% in the second quarter of 2008, compared to the second quarter of 2007, and increased 16% in the first six months of 2008, compared to the first six months of 2007, primarily due to the favorable impact of foreign exchange on international revenues of approximately $730 million (13%) in the second quarter of 2008 and $1.2 billion (12%) in the first six months of 2008, revenues from some of our products launched since 2006, as well as growth of certain in-line products.

During the second quarter of 2008, international Pharmaceutical revenues grew to represent 60.4% of total Pharmaceutical revenues, compared to 55.8% in the second quarter of 2007.  For the first six months of 2008, international Pharmaceutical revenues grew to represent 56.6% of total Pharmaceutical revenues, compared to 49.6% in the first six months of 2007. These increases have been fueled by higher volumes and the favorable impact of foreign exchange, despite pricing pressures in international markets.

Effective May 2, 2008, January 1, 2008, July 13, 2007, and January 1, 2007, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

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

Rebates under Medicaid and related state programs reduced revenues by $65 million in the second quarter of 2008, compared to $86 million in the second quarter of 2007, and $243 million in the first six months of 2008, compared to $251 million in the first six months of 2007. The decreases in rebates under Medicaid and related state programs were due primarily to lower sales of Norvasc and Zyrtec/Zyrtec D, both of which lost exclusivity in the U.S., partially offset by the impact of price increases on January 1, 2008, and May 2, 2008.

Rebates under Medicare reduced revenues by $201 million in the second quarter of 2008, compared to $153 million in the second quarter of 2007, and $422 million in the first six months of 2008, compared to $200 million in the first six months of 2007. The increases in Medicare rebates were due primarily to the impact of our contracting strategies and a favorable adjustment recorded in the first quarter of 2007 based on the actual claims experienced under the Medicare Act.

Performance-based contract rebates reduced revenues by $455 million in the second quarter of 2008, compared to $391 million in the second quarter of 2007, and $961 million in the first six months of 2008, compared to $849 million in the first six months of 2007. The increases in performance-based contract rebates were due to the impact of our contracting strategies, primarily related to Lipitor, partially offset by lower sales of Norvasc, Camptosar and Zyrtec. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $438 million in the second quarter of 2008, compared to $317 million in the second quarter of 2007, and $945 million in the first six months of 2008, compared to $690 million in the first six months of 2007. Chargebacks were impacted by the launch of certain generic products, including amlodipine besylate after Norvasc lost U.S. exclusivity in March 2007.

Our accruals for Medicaid rebates, Medicare rebates, contract rebates and chargebacks totaled $1.5 billion as of June 29, 2008, an increase from $1.2 billion as of December 31, 2007, due primarily to the impact of our contracting strategies and increased pricing pressures.

Pharmaceutical--Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follows:

		Three Months Ended		Six Months Ended
(millions of dollars) Product	Primary Indications	June 29, 2008	% Change from 2007	June 29, 2008	% Change from 2007
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,976	9%	$6,113	1%
Norvasc	Hypertension	627	(2)	1,140	(33)
Chantix/Champix	An aid to smoking cessation	207	3	484	33
Caduet	Reduction of LDL cholesterol and hypertension	146	22	293	11
Cardura	Hypertension/Benign prostatic hyperplasia	132	5	253	(2)
Central nervous system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	614	52	1,196	50
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	232	30	473	20
Zoloft	Depression and certain anxiety disorders	151	20	273	--
Aricept(a)	Alzheimer's disease	121	22	225	22
Neurontin	Epilepsy and post-herpetic neuralgia	104	(1)	193	(10)
Xanax/Xanax XR	Anxiety/Panic disorders	90	15	176	14
Relpax	Migraine headaches	80	21	157	6
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	589	23	1,200	12
Infectious and respiratory diseases:
Zyvox	Bacterial infections	292	45	551	20
Vfend	Fungal infections	187	29	358	22
Zithromax/Zmax	Bacterial infections	109	1	229	(4)
Diflucan	Fungal infections	98	(6)	187	(13)
Urology:
Viagra	Erectile dysfunction	463	21	923	13
Detrol/Detrol LA	Overactive bladder	290	8	603	5
Oncology:
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	211	45	401	62
Camptosar	Metastatic colorectal cancer	137	(43)	329	(30)
Aromasin	Breast cancer	117	26	221	19
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	436	12	841	12
Endocrine disorders:
Genotropin	Replacement of human growth hormone	238	17	444	10
All other:
Zyrtec/Zyrtec D	Allergies	8	(98)	125	(85)
Alliance revenues:
Aricept, Macugen, Exforge, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), hypertension (Exforge and Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	563	44	1,051	33

(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
Certain amounts and percentages may reflect rounding adjustments.

Pharmaceutical -- Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used prescription treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world, with $3.0 billion in worldwide revenues in the second quarter of 2008, an increase of 9%, compared to the same period in 2007, and $6.1 billion in worldwide revenues in the first six months of 2008, an increase of 1%, compared to the same period in 2007. These results reflect the favorable impact of foreign exchange, which increased revenues by approximately $170 million, or 6%, in the second quarter of 2008 and by approximately $300 million, or 5%, in the first six months of 2008. In the U.S., revenues of $1.4 billion in the second quarter of 2008 increased 1% compared to the same period in 2007 and, in the first six months of 2008, revenues of $3.1 billion declined 11% compared to the same period in 2007. Internationally, Lipitor revenues in the second quarter of 2008 increased 18%, with 13% due to the favorable impact of foreign exchange, and in the first six months of 2008 increased 16% compared to the same period in 2007, with 12% due to the favorable impact of foreign exchange.

The increases in Lipitor worldwide revenues in the second quarter and first six months of 2008, compared to the same periods in 2007, were driven by a combination of factors, including the following:

	•	the favorable impact of foreign exchange; and

	•	operating growth internationally,

partially offset by:

• the impact of an intensely competitive lipid-lowering market with competition from multi-source generic simvastatin and branded products in the U.S;

• increased payer pressure in the U.S.; and

• slower growth in the lipid-lowering market, due in part to heightened patient cost-sensitivity in the U.S. amid the slowdown in the economy, resulting in a softening overall market demand.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lipitor.

•

Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc has also experienced patent expirations in most E.U. countries but maintains exclusivity in Canada. Norvasc worldwide revenues in the first six months of 2008 decreased 33%, compared to the same period in 2007.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Norvasc.

•

Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006 and in select E.U. markets in December 2006.  Chantix/Champix continues to demonstrate strong uptake internationally, with more than six million patients globally having been prescribed the medicine since its launch. Champix launched in Japan in April 2008, a country which has one of the highest rates of smoking among developed nations. Chantix/Champix has been approved in 76 countries. Chantix/Champix recorded worldwide revenues of $207 million in the second quarter of 2008, an increase of 3% compared to the same period in 2007, and $484 million in the first six months of 2008, an increase of 33% compared to the same period in 2007. In the U.S., revenues of $109 million in the second quarter of 2008 declined 35% compared to the same period in 2007, and revenues of $302 million in the first six months of 2008 declined 3% compared to the same period in 2007. Internationally, revenues of $98 million in the second quarter of 2008 increased 197% compared to the same period in 2007, and revenues of $182 million in the first six months of 2008 increased 264% compared to the same period in 2007.

In May 2008, we updated the Chantix label in the U.S. to provide further guidance about the use of Chantix. The updated label advises that patients should stop taking Chantix and contact their healthcare provider immediately if agitation, depressed mood, or changes in behavior that are not typical for them are observed, or if they develop suicidal thoughts or suicidal behavior. The addition of the warning to Chantix's label in the U.S., as well as certain external events relating to Chantix, have unfavorably impacted recent U.S. prescription trends and U.S. revenues for the product. We are continuing our educational and promotional efforts focused on the Chantix risk-benefit proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue to help patients effectively use Chantix.

•

Caduet, a single pill therapy combining Norvasc and Lipitor, recorded worldwide revenues of $293 million, an increase of 11% for the first six months of 2008, compared to the same period in 2007. This was largely driven by a more focused message platform and a highly targeted consumer campaign in the U.S. Since the introduction of generic amlodipine besylate, in addition to increased competition and fewer new patients starting therapy, growth has begun to slow.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Caduet.

•

Lyrica, for the treatment of epilepsy, post-herpetic neuralgia (PHN) and diabetic peripheral neuropathy (DPN), and fibromyalgia, recorded worldwide revenues of $1.2 billion in the first six months of 2008, an increase of 50% compared to the same period in 2007. In June 2007, Lyrica was approved in the U.S. for the management of fibromyalgia, one of the most common chronic, widespread pain conditions. This approval represents a breakthrough for the more than six million Americans who suffer from this debilitating condition who previously had no FDA-approved treatment. We are using a broad-based, multi-channel campaign in the U.S. to educate patients and prescribers on fibromyalgia and Lyrica, including webcasts, adherence programs and call centers. Active promotion is underway to further expand Lyrica's leadership in the treatment of PHN and DPN. Lyrica is now the leading branded treatment for fibromyalgia, PHN and DPN in the U.S.

In July 2008, an FDA advisory committee concurred with the FDA's finding of a potential increased signal regarding suicidal thoughts and behavior for the class of 11 epilepsy drugs reviewed, including Lyrica and Neurontin. However, the committee determined that the available data did not warrant black box labeling as had been recommended by the FDA. While the FDA is not required to follow the committee's recommendation, and some form of labeling proposal by the FDA is likely for epilepsy drugs as a class, we are encouraged by the committee's vote against a boxed warning. We have conducted an extensive review of controlled clinical trials and post-marketing reports for Lyrica and Neurontin, and they showed no evidence of an increased signal regarding suicidal thoughts and behavior. We believe that our current labeling for Lyrica and Neurontin appropriately reflects their risk-benefit profiles.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the first six months of 2008, Geodon worldwide revenues grew 20%, compared to the same period in 2007. Geodon is supported by Pfizer's newly launched psychiatric field force, recognition by prescribers of Geodon's efficacy and favorable metabolic profile, especially in moderately ill patients, and our value-based strategy.

•

Celebrex, for the treatment of osteoarthritis and rheumatoid arthritis and acute pain, experienced a 12% increase in worldwide revenues to $1.2 billion in the first six months of 2008, reflecting our value-based strategy that focuses on strengthening the understanding of Celebrex's efficacy and safety profile.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Celebrex.

•

Zyvox is the world's best-selling branded medicine for serious gram-positive infections in adults and children, which increasingly are caused by drug-resistant bacteria in hospitals and, more recently, in the community setting. Zyvox is an appropriate first-line therapy for patients with serious complicated skin and skin structure infections or nosocomial pneumonia known or suspected to be caused by gram-positive pathogens, including Methicillin-resistant Staphylococcus-aureus (MRSA) infection, with the flexibility of an intravenous and oral regimen. Zyvox works with a unique mechanism of action, which minimizes the potential for cross-resistance with other antibiotic classes, and thus has the potential to effectively treat MRSA infection despite growing resistance to other important antibiotics. Zyvox worldwide revenues grew 20% to $551 million in the first six months of 2008.

•

Selzentry/Celsentri (maraviroc) is the first in a new class of oral HIV medicines in more than a decade known as CCR5 antagonists. CCR5 antagonists work by blocking the CCR5 co-receptor, the virus' predominant entry route into T-cells. Selzentry/Celsentri stops the R5 virus on the outside surface of the cells before it enters, rather than fighting the virus inside, as do all other classes of oral HIV medicines. Selzentry/Celsentri was approved in the U.S. in August 2007 and in Europe in September 2007, and is indicated for combination anti-retroviral treatment of treatment-experienced adults infected with only CCR5-tropic HIV-1 detectable, who have evidence of viral replication and have HIV-1 strains resistant to multiple anti-retroviral agents. A diagnostic test confirms whether a patient is infected with CCR5-tropic HIV-1, which is also known as "R5-virus." We accelerated the Selzentry/Celsentri development program to make it available to patients in need. Performance has been driven by increased access and reimbursement of tropism testing, targeted promotion and combination therapy with new agents.

•

Viagra remains the leading treatment worldwide for erectile dysfunction and one of the world's most recognized pharmaceutical brands after more than a decade. Viagra revenues grew 13% worldwide in the first six months of 2008 compared to the same period in 2007. In 2008, we are celebrating Viagra's 10-year anniversary with a new, differentiated campaign, Viva Viagra, which aims to better educate and motivate men with erectile dysfunction to seek treatment and also to enhance physician and consumer understanding of the risk-benefit profile of Viagra.

•

Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed medicine worldwide for overactive bladder, a condition that affects up to 100 million people around the world. Detrol LA is an extended-release formulation taken once daily. Worldwide Detrol/Detrol LA revenues grew 5% to $603 million in the first six months of 2008, compared to the same period in 2007. Detrol/Detrol LA continues to lead the overactive bladder market and perform well in an increasingly competitive marketplace. In the U.S., Detrol/Detrol LA's new prescription share has declined in the first six months of 2008 compared to the same period in 2007. To mitigate this trend, we are implementing our new customer-focused physician messaging campaign, which highlights the meaningful relief achieved by patients using Detrol/Detrol LA.

•

Sutent, for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate, was launched in the U.S. in January 2006 and has now been launched in 61 markets. In addition, in April 2008, Sutent was approved in Japan for the treatment of GIST, after failure of imatinib treatment due to resistance, and for renal cell carcinoma not indicated for curative resection and mRCC. Sutent recorded $401 million in worldwide revenues in the first six months of 2008, an increase of 62% compared to the same period in 2007. Internationally, sales are primarily being driven by new launches, whereas in the U.S., given the stage in the lifecycle for Sutent's currently approved indications, future growth is predicated on advancing Sutent's leadership position by focusing on its efficacy, and keeping patients on therapy at the appropriate dose throughout all treatment cycles, as well as pursuit of additional indications, including breast, colorectal and lung cancers. We continue to support and drive the success of Sutent through clinical data releases, strong promotional efforts and the promotion of access and health care coverage.

•

Camptosar, indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin, lost exclusivity in the U.S. in February 2008. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Worldwide revenues in the first six months of 2008 decreased 30% to $329 million, compared to the same period in 2007. The National Comprehensive Cancer Network (NCCN), an alliance of 21 of the world's leading cancer centers, has issued guidelines recommending Camptosar as an option across all lines of treatment for advanced colorectal cancer.

•

Xalatan/Xalacom, a prostaglandin analogue used to lower the intraocular pressure associated with glaucoma and ocular hypertension, is one of the world's leading branded glaucoma medicines. Clinical data showing its advantages in treating intraocular pressure compared with beta blockers should support the continued growth of this important medicine. Xalacom, the only fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom worldwide revenues grew 12% in the first six months of 2008, compared to the same period in 2007.

•

Genotropin, for the treatment of short stature in children with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome and in adults with growth hormone deficiency, is the world's leading human growth hormone. Genotropin worldwide revenues grew 10% in the first six months of 2008 to $444 million, compared to the same period in 2007, driven by its broad platform of innovative injection-delivery devices.

•

Zyrtec/Zyrtec D, allergy medicines, experienced an 85% decline in worldwide revenues in the first six months of 2008, compared to the first six months of 2007, following the loss of U.S. exclusivity in January 2008. Since we sold our rights to market Zyrtec/Zyrtec D over-the-counter in connection with the sale of our Consumer Healthcare business, we ceased selling this product in late January 2008.

Animal Health

Revenues of our Animal Health business follow:

	Three Months Ended			Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change

Livestock products	$430	$379	13%	$815	$735	11%
Companion animal products	285	253	12	519	483	7
Total Animal Health	$715	$632	13	$1,334	$1,218	10

Our Animal Health business is one of the largest in the world.

The increases in Animal Health revenues in the second quarter and first six months of 2008, compared to the same periods in 2007, were primarily due to the impact of foreign exchange, which increased revenues by 8% in the second quarter of 2008 and 7% in the first six months of 2008.

Our revenue performance was also impacted by the following:

•

for livestock products, the continued good performance of our cattle biologicals, and intramammaries franchises in the second quarter and first six months of 2008, as well as revenues from Embrex, which we acquired in the first quarter of 2007; and

•

for companion animal products, the good performances of Revolution (a parasiticide for dogs and cats), and new product launches, such as Convenia (first-in-class single-dose treatment antibiotic therapy for dogs and cats) and Cerenia (treatment and prevention of vomiting in dogs).

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

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Fablyn (lasofoxifene)	Treatment of osteoporosis	December 2007

Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007

Zmax	Treatment of bacterial infections--sustained release--Pediatric acute otitis media (AOM) filing, community acquired pneumonia (CAP)	November 2006

fesoterodine	Treatment of overactive bladder	March 2006

Vfend	Treatment of fungal infections - Pediatric filing	June 2005

Thelin	Treatment of pulmonary arterial hypertension (PAH)	May 2005

dalbavancin	Treatment of complicated skin/skin structure gram-positive bacterial infections	December 2004

We received "not-approvable" letters from the FDA for lasofoxifene for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We submitted a new NDA for the treatment of osteoporosis in post-menopausal women in December 2007, including the three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study in support of the new NDA. An FDA advisory committee is scheduled to meet in September 2008 to review the efficacy and safety of lasofoxifene and make a recommendation to the FDA with respect to our new NDA.

On September 28, 2007, we received an "approvable" letter from the FDA for Zmax that sets forth requirements to obtain approval for the pediatric AOM indication based on pharmacokinetic data. On October 19, 2007, a supplemental filing was made for Zmax to separate the pediatric CAP indication. On May 21, 2008, the FDA informed us that all the changes to the Zmax Adult/Pediatric CAP insert submitted on May 14, 2008, are acceptable. On June 24, 2008, the FDA informed us that the new Pediatric Review Committee (PeRC) needs to review the pediatric CAP submission. The review by PeRC occurred on July 9, 2008, and an action date of August 19, 2008, has been established for the pediatric CAP submission.

We received an "approvable" letter from the FDA for fesoterodine for the treatment of overactive bladder in January 2007. Regulatory review of fesoterodine is progressing. We are working with Schwarz Pharma, the licensor, to scale up manufacturing and meet launch requirements at various sites. Subject to FDA approval, launch in the U.S. is planned for early 2009. In the E.U., Toviaz (fesoterodine) was approved in April 2007 and launched in June 2008.

In December 2005, we received an "approvable" letter from the FDA for our Vfend pediatric filing, which sets forth the additional requirements for approval. We have been systematically working through these requirements and addressing the FDA's concerns.

On June 10, 2008, we completed the acquisition of Encysive, including Thelin. On June 15, 2007, Encysive received a third "approvable" letter from the FDA for Thelin for the treatment of PAH. We plan to commence an additional Phase III clinical trial in patients with PAH during the second half of 2008 to address the concerns of the FDA regarding efficacy as reflected in that letter.

In December 2007, we received a third "approvable" letter from the FDA for dalbavancin. We and the third-party manufacturer have provided to the FDA a complete response to that letter, and are continuing to work with the FDA.

In September 2005, we received a "not-approvable" letter for Dynastat (parecoxib), an injectable pro-drug for valdecoxib for the treatment of moderate to severe pain. We are not pursuing any further activity with this NDA.

Regulatory Approvals and Filings in the E.U. and Japan:

Product	Description of Event	Date Approved	Date Submitted

rifabutin	Approval in Japan for mycobacterium infection	July 2008	--

Macugen	Approval in Japan for treatment of age-related macular degeneration	July 2008	--

Lyrica	Application submitted in Japan for the treatment of pain associated with post-herpetic neuralgia	--	May 2008
	Application submitted in the E.U. for the treatment of fibromyalgia	--	March 2008

Sutent	Approval in Japan for treatment of mRCC and GIST	April 2008	--

maraviroc	Application submitted in Japan for HIV in treatment-experienced patients.	--	February 2008

Xalacom	Application submitted in Japan for the treatment of glaucoma	--	February 2008

sildenafil	Approval in Japan for treatment of PAH	January 2008	--

Zithromac	Application submitted in Japan for bacterial infections	--	January 2008

Fablyn/(lasofoxifene)	Application submitted in the E.U. for the treatment of osteoporosis	--	January 2008

Chantix/Champix	Approval in Japan as an aid to smoking cessation	January 2008	--

Caduet	Application submitted in Japan for hypertension	--	November 2007

dalbavancin	Application submitted in the E.U. for the treatment of skin and skin structure infections	--	July 2007

Celebrex	Application submitted in Japan for treatment of lower-back pain	--	February 2007

Ongoing or planned clinical trials for additional uses and dosage forms for our in-line products include:

Product	Indication

Celebrex	Acute gouty arthritis

Eraxis/Vfend Combination	Aspergillosis fungal infections

Geodon/Zeldox	Bipolar relapse prevention; pediatric bipolar mania; adjunctive use in bipolar depression

Lyrica	Epilepsy monotherapy; restless legs syndrome

Macugen	Diabetic macular edema

Revatio	Pediatric pulmonary arterial hypertension

Selzentry/Celsentri	HIV in CCR5-tropic treatment-naïve patients

Sutent	Breast cancer; colorectal cancer; non-small cell lung cancer; prostate cancer; liver cancer

Zithromax/chloroquine	Malaria

New drug candidates in late-stage development include: CP-945,598, a cannabinoid-1 receptor antagonist for the treatment of obesity; axitinib, a multi-targeted kinase inhibitor for the treatment of pancreatic cancer; PD-332334, an alpha2delta ligand compound for the treatment of generalized anxiety disorder; esreboxetine, for the treatment of fibromyalgia; CP-751871, an anti-insulin-like growth factor receptor 1 (IGF1R) human monoclonal antibody for the treatment of non-small cell lung cancer; and apixaban for the prevention and treatment of venous thromboembolism and the prevention of stroke in patients with atrial fibrillation and acute coronary syndrome, which is being developed in collaboration with BMS.

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

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 9% in the second quarter of 2008, while revenues increased 9% in the second quarter of 2008, compared to the same period in 2007, and increased 7% in the first six months of 2008, while revenues increased 2% in the first six months of 2008, compared to the same period in 2007. Cost of sales as a percentage of revenues in the second quarter of 2008 was comparable to the same period in 2007, and increased 0.8 percentage points in the first six months of 2008, compared to the same period in 2007, reflecting:

•	the unfavorable impact of foreign exchange on expenses;

•	unfavorable changes in geographic mix;

•

the impact of higher implementation costs associated with our cost-reduction initiatives of $210 million in the second quarter of 2008, compared to $170 million in the second quarter of 2007, and $348 million in the first six months of 2008, compared to $264 million in the first six months of 2007; and

•

costs of $45 million for the second quarter of 2008, which were comparable to the second quarter of 2007, and $93 million for the first six months of 2008, compared to $80 million for the first six months of 2007, related to business transition activities associated with the sale of our Consumer Healthcare business, completed in December 2006, offset by:

•	savings related to our cost-reduction initiatives.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 1% in the second quarter of 2008, compared to the second quarter of 2007, and increased 2% in the first six months of 2008, compared to the first six months of 2007, which reflects:

•	the unfavorable impact of foreign exchange on expenses; and

•

the impact of higher implementation costs associated with our cost-reduction initiatives of $100 million in the second quarter of 2008, compared to $79 million in the second quarter of 2007, and $175 million in the first six months of 2008, compared to $128 million in the first six months of 2007, partially offset by:

•	savings related to our cost-reduction initiatives.

Research and Development Expenses

Research and development (R&D) expenses decreased 9% in the second quarter of 2008, compared to the second quarter of 2007, and 2% in the first six months of 2008, compared to the first six months of 2007, which reflects:

•

the non-recurrence of the up-front payment to BMS of $250 million and additional payments to BMS related to product development efforts, in connection with our collaboration to develop and commercialize apixaban, recorded in the second quarter of 2007;

•	the impact of lower implementation costs associated with our cost-reduction initiatives of $94 million in the second quarter of 2008, compared to $131 million in the second quarter of 2007; and

•	savings related to our cost-reduction initiatives,

partially offset by:

•	the impact of higher implementation costs associated with our cost-reduction initiatives of $240 million in the first six months in 2008, compared to $162 million in the first six months of 2007;

•	higher R&D spending related to our new collaboration agreements; and

•	the unfavorable impact of foreign exchange on expenses.

Acquisition-Related In-Process Research and Development Charges

The estimated fair value of Acquisition-related in-process research and development charges (IPR&D) is expensed at acquisition date. IPR&D of $156 million was recorded in the second quarter of 2008, primarily related to our acquisitions of Encysive and Serenex. IPR&D of $398 million was recorded in the first quarter of 2008, primarily related to our acquisitions of CovX and Coley and two smaller acquisitions related to Animal Health. IPR&D of $283 million was recorded in the first quarter of 2007, primarily related to our acquisitions of BioRexis and Embrex.

Cost-Reduction Initiatives

In connection with our cost-reduction initiatives, our management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures in a company-wide effort to improve performance and efficiency, to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace. We are generating net cost reductions through site rationalization in R&D and manufacturing, streamlined organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings. Compared to 2006, we expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion by the end of 2008 on a constant currency basis (the actual foreign exchange rates in effect in 2006). As of June 29, 2008, we had achieved $1.2 billion of the target. We expect to achieve much of the remaining reduction in the fourth quarter of 2008, which would favorably impact fourth-quarter earnings. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

The actions associated with our cost-reduction initiatives resulted in restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with plant network optimization efforts, and expenses associated with system and process standardization and the expansion of shared services worldwide. (See Notes to Condensed Consolidated Financial Statements - Note 4. Cost-Reduction Initiatives.) The strengthening of the euro and other currencies relative to the dollar, while favorable on Revenues, has had an adverse impact on our total expenses (Cost of sales, Selling, informational and administrative expenses, and Research and development expenses), including the reported impact of these cost-reduction efforts.

We incurred the following costs in connection with our cost-reduction initiatives:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Implementation costs(a)	$405	$317	$762	$491
Restructuring charges(b)	562	1,035	739	1,830
Total costs related to our cost-reduction initiatives	$967	$1,352	$1,501	$2,321

(a)

For the second quarter of 2008, included in Cost of sales ($210 million), Selling, informational and administrative expenses ($100 million), Research and development expenses ($94 million) and Other (income)/deductions - net ($1 million). For the second quarter of 2007, included in Cost of sales ($170 million), Selling, informational and administrative expenses ($79 million), Research and development expenses ($131 million) and Other (income)/deductions - net ($63 million income). For the first six months of 2008, included in Cost of sales ($348 million), Selling, informational and administrative expenses ($175 million), Research and development expenses ($240 million) and Other (income)/deductions - net ($1 million income). For the first six months of 2007, included in Cost of sales ($264 million), Selling, informational and administrative expenses ($128 million), Research and development expenses ($162 million) and Other (income)/deductions - net ($63 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions - Net

In the second quarter of 2008, we recorded lower net interest income of $99 million, compared to $286 million in the second quarter of 2007, and $302 million in the first six months of 2008, compared to $534 million in the first six months of 2007, due primarily to lower net financial assets and lower interest rates. In the second quarter of 2008, we also recorded net losses on asset disposals of $18 million, compared to net gains of $73 million in the second quarter of 2007, and net gains of $5 million in the first six months of 2008, compared to net gains of $80 million in the first six months of 2007.

PROVISION FOR TAXES ON INCOME

In the second quarter of 2008, we effectively settled certain issues common among multinational corporations with various foreign tax authorities primarily relating to years 2000 through 2005. As a result, we recognized $305 million in tax benefits. Also, in the second quarter of 2008, we sold one of our biopharmaceutical companies, Esperion Therapeutics, Inc. (Esperion), to a newly formed company that is majority-owned by a group of venture capital firms. The sale, for nominal consideration, resulted in a loss for tax purposes that reduced our tax expense by $426 million. This tax benefit is a result of the significant initial investment in Esperion in 2004, primarily reflected as an income statement charge for in-process research and development at acquisition date.

Our effective tax rate for continuing operations was 0.9% for the second quarter of 2008, compared to 16.8% for the second quarter of 2007, and 12.4% for the first six months of 2008, compared to 16.9% for the first six months of 2007. The lower tax rates in 2008 are primarily due to the tax benefits of $305 million and $426 million discussed above, partially offset by a decrease in and change in the geographic mix of expenses incurred to effect our cost-reduction initiatives and higher non-deductible charges for acquisition-related IPR&D.

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

Certain of the purchase-accounting adjustments associated with a business combination, such as the amortization of intangibles acquired in connection with our acquisition of Pharmacia in 2003, can occur for up to 40 years (these assets have a weighted-average useful life of approximately nine years), but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to certain acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs have been previously expensed.

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

The integration and restructuring costs associated with a business combination may occur over several years, with the more significant impacts ending within three years of the transaction. Because of the need for certain external approvals for some actions, the span of time needed to achieve certain restructuring and integration activities can be lengthy. For example, due to the highly regulated nature of the pharmaceutical business, the closure of excess facilities can take several years, as all manufacturing changes are subject to extensive validation and testing and must be approved by the FDA and/or other global regulatory authorities.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our cost-reduction initiatives; charges related to sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II - Other Information; Item 1. Legal Proceedings, included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended			Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007	% Incr./ (Decr.)	June 29, 2008	July 1, 2007	% Incr./ (Decr.)

Reported net income	$2,776	$1,267	119%	$5,560	$4,659	19%
Purchase accounting adjustments - net of tax	604	597	1	1,538	1,444	7
Acquisition-related costs - net of tax	5	5	-	6	4	50
Discontinued operations - net of tax	(17)	78	*	(13)	47	*
Certain significant items - net of tax	330	997	(67)	706	1,594	(56)
Adjusted income	$3,698	$2,944	26	$7,797	$7,748	1

* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Purchase accounting adjustments:
Intangible amortization and other(a)	$632	$782	$1,390	$1,607
In-process research and development charges(b)	156	--	554	283
Total purchase accounting adjustments, pre-tax	788	782	1,944	1,890
Income taxes	(184)	(185)	(406)	(446)
Total purchase accounting adjustments - net of tax	604	597	1,538	1,444
Acquisition-related costs:
Integration costs(c)	--	7	1	11
Restructuring charges(c)	7	2	7	(4)
Total acquisition-related costs, pre-tax	7	9	8	7
Income taxes	(2)	(4)	(2)	(3)
Total acquisition-related costs - net of tax	5	5	6	4
Discontinued operations:
Loss from discontinued operations	1	--	7	--
(Gains)/losses on sales of discontinued operations	(28)	79	(28)	39
Total discontinued operations, pre-tax	(27)	79	(21)	39
Income taxes	10	(1)	8	8
Total discontinued operations - net of tax	(17)	78	(13)	47
Certain significant items:
Restructuring charges - cost-reduction initiatives(c)	562	1,035	739	1,830
Implementation costs - cost-reduction initiatives(d)	405	317	762	491
Consumer Healthcare business transition activity(e)	(9)	(7)	(12)	(16)
Other	86	32	96	51
Total certain significant items, pre-tax	1,044	1,377	1,585	2,356
Income taxes(f)	(714)	(380)	(879)	(762)
Total certain significant items - net of tax	330	997	706	1,594
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$922	$1,677	$2,237	$3,089

(a)	Included primarily in Amortization of intangible assets.
(b)

Included in Acquisition-related in-process research and development charges, primarily related to our acquisitions of Serenex and Encysive in the second quarter of 2008, CovX and Coley and two smaller acquisitions related to Animal Health in the first quarter of 2008, and BioRexis and Embrex in the first quarter of 2007.

(c)	Included in Restructuring charges and acquisition-related costs.
(d)

For the second quarter of 2008, included in Cost of sales ($210 million), Selling, informational and administrative expenses ($100 million), Research and development expenses ($94 million) and Other (income)/deductions - net ($1 million).  For the second quarter of 2007, included in Cost of sales ($170 million), Selling, informational and administrative expenses ($79 million), Research and development expenses ($131 million)  and Other (income)/deductions - net ($63 million income).  For the first six months of 2008, included in Cost of sales ($348 million), Selling, informational and administrative expenses ($175 million), Research and development expenses ($240 million) and Other (income)/deductions - net ($1 million income).  For the first six months of 2007, included in Cost of sales ($264 million), Selling, informational and administrative expenses ($128 million), Research and development expenses ($162 million)  and Other (income)/deductions - net ($63 million income).

(e)

Included in Revenues ($54 million) and Cost of sales ($45 million) for the second quarter of 2008. Included in Revenues ($51 million), Cost of sales ($45 million), Selling, informational and administrative expenses ($5 million) and Other (income)/deductions - net ($6 million income) for the second quarter of 2007.  Included in Revenues ($106 million), Cost of sales ($93 million) and Selling, informational and administrative expenses ($1 million) for the first six months of 2008. Included in Revenues ($94 million), Cost of sales ($80 million), Selling, informational and administrative expenses ($7 million) and Other (income)/deductions - net ($9 million income) for the first six months of 2007.

(f)	Included in Provision for taxes on income and includes approximately $426 million in the second quarter of 2008 related to the sale of one of our biopharmaceutical companies (Esperion).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	June 29, 2008	Dec. 31, 2007

Financial assets:
Cash and cash equivalents	$820	$3,406
Short-term investments	25,359	22,069
Short-term loans	1,041	617
Long-term investments and loans	7,105	4,856
Total financial assets	34,325	30,948
Debt:
Short-term borrowings, including current portion of long-term debt	9,448	5,825
Long-term debt	7,246	7,314
Total debt	16,694	13,139
Net financial assets	$17,631	$17,809

We rely largely on operating cash flow, short-term investments, long-term debt and short-term commercial paper borrowings to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of financial assets increased in the first six months of 2008 as a result of strong operating cash flow.

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

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of June 29, 2008, we had access to $7.5 billion of lines of credit, of which $5.2 billion expire within one year. Of these lines of credit, $7.4 billion are unused, of which our lenders have committed to loan us $6.1 billion at our request. $6.0 billion of the unused lines of credit, of which $4.0 billion expire in 2009 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic shelf registration process available to "well-known seasoned issuers" and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances.

Goodwill and Other Intangible Assets

As of June 29, 2008, Goodwill totaled $21.7 billion (19% of our total assets) and other identifiable intangible assets, net of accumulated amortization, totaled $19.9 billion (17% of our total assets). Finite-lived intangible assets, net, include $15.9 billion related to developed technology rights and $547 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

The developed technology rights primarily represent the amortized value of the commercialized products included in our Pharmaceutical segment that we acquired in connection with our Pharmacia acquisition in 2003. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Pharmaceutical products in the "Revenues" section of this MD&A. While the Arthritis and Pain therapeutic category represents about 30% of the total value of developed technology rights at June 29, 2008, the balance of the value is evenly distributed across the following Pharmaceutical therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases, Central Nervous System Disorders and All Other categories.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	June 29, 2008	Dec. 31, 2007

Cash and cash equivalents and short-term investments and loans	$27,220	$26,092

Working capital(a)	$25,458	$25,014

Ratio of current assets to current liabilities	2.10:1	2.15:1

Shareholders' equity per common share(b)	$9.91	$9.65

(a)	Working capital includes assets held for sale of $141 million as of June 29, 2008, and $114 million as of December 31, 2007.
(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

Working capital and the ratio of current assets to current liabilities as of June 29, 2008, compared to December 31, 2007, were essentially flat.

Net Cash Provided by Operating Activities

During the first six months of 2008, net cash provided by operating activities was $8.3 billion, compared to $4.9 billion in the same period of 2007. The increase in net cash provided by operating activities was primarily attributable to:

•

lower tax payments ($2.6 billion) in the first six months of 2008, primarily due to the higher taxes paid in the first quarter of 2007, primarily related to the gain on the sale of our Consumer Healthcare business in December 2006; and

•	the timing of other receipts and payments in the ordinary course of business.

The cash flow line item called Other non-cash adjustments in the first six months of 2008, compared to the same period in 2007, primarily reflects approximately $400 million of asset write-downs, mainly associated with Assets held for sale.

Net Cash Used in/Provided by Investing Activities

During the first six months of 2008, net cash used in investing activities was $8.9 billion, compared to $3.5 billion provided by investing activities in the same period in 2007. The decrease in net cash provided by investing activities was primarily attributable to:

•	net purchases of investments of $6.9 billion in the first six months of 2008, compared to net sales and redemptions of investments of $5.1 billion.

Net Cash Used in Financing Activities

During the first six months of 2008, net cash used in financing activities was $1.9 billion, compared to $8.2 billion in the same period in 2007. The decrease in net cash used in financing activities was primarily attributable to:

•	net borrowings of $2.8 billion in the first six months of 2008, compared to $498 million in same period in 2007; and

•	purchases of common stock of $500 million in the first six months of 2008, compared to $5.0 billion in the first six months of 2007,

partially offset by:

•	cash dividends paid of $4.3 billion in the first six months of 2008, compared to $4.0 billion in the first six months of 2007, reflecting an increase in the dividend rate.

In June 2005, we announced a $5 billion share-purchase program. In June 2006, the Board of Directors increased that share-purchase authorization from $5 billion to $18 billion, which is primarily being funded by operating cash flows and a portion of the proceeds from the sale of our Consumer Healthcare business. In January 2008, we announced a new $5 billion share-purchase program, which will be funded by operating cash flows as circumstances and prices warrant.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 29, 2008, recorded amounts for the estimated fair value of these indemnifications are not significant.

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

Recently Issued Accounting Standards, Not Adopted as of June 29, 2008

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity will be required to consider assumptions used by market participants. The provisions of FSP SFAS 142-3 will be adopted in 2009. We are in the process of evaluating the potential impact on our financial statements.

As discussed above, in September 2006, the FASB issued SFAS 157, Fair Value Measurements, and in February 2008, issued FSP 157-2, Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, will be required in 2009. We are in the process of evaluating the potential impact on our financial statements of the provisions to be adopted in 2009.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, also called minority interests. A minority interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The provisions of SFAS 160 will be adopted in 2009. The provisions of SFAS 160 will impact our current accounting for minority interests, which are not significant, and will impact our accounting for future acquisitions, if any, where we do not acquire 100% of the entity.

In December 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. We are in the process of evaluating the potential impact on our financial statements.

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

As referenced in this section: (i) "current exchange rates" is defined as rates approximating foreign currency spot rates in July 2008 and (ii) "constant currency basis" is defined as the actual foreign exchange rates in effect during 2006.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment, of 2008 Adjusted income and Adjusted diluted EPS guidance to 2008 reported Net income and reported diluted EPS guidance, follows:

	Full-Year 2008 Guidance
($ billions, except per share amounts)	Net Income(a)		Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$	15.8-$16.6	~$	2.35-$2.45
Purchase accounting impacts, net of tax:
Business development transactions completed as of 12/31/07		(2.1)		(0.31)
Business development transactions completed from 1/1/08 through 6/29/08		(0.5)		(0.08)
Costs related to cost-reduction initiatives, net of tax		(1.6-1.9)		(0.24-0.29)
Tax benefits related to sale of Esperion		0.4		0.06
Reported Net income/diluted EPS guidance	~$	11.7-$12.8	~$	1.73-$1.88

(a)	Excludes the effects of business development transactions not completed as of June 29, 2008.
(b)	For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.

While certain components of our 2008 reported guidance for Net income and diluted EPS have been revised, the reported Net income and diluted EPS expectation of $11.7 billion-$12.8 billion and $1.73-$1.88 remains unchanged.

Our guidance excludes the impact of pending or prospective business development activity. During the second quarter of 2008, the Net income and diluted EPS impact associated with 2008 completed business development transactions increased from $0.3 billion and $0.05 to $0.5 billion and $0.08, due to the recognition of IPR&D associated with our acquisitions of Serenex and Encysive in the second quarter of 2008.  During the second quarter of 2008, the Net income and diluted EPS effects of the costs related to our cost-reduction initiatives have been revised from $1.4 billion-$1.7 billion and $0.21-$0.26 to $1.6 billion-$1.9 billion and $0.24-$0.29. The increase is principally driven by costs associated with site closures that were previously forecast to be recorded in 2009 that are now forecast to be incurred in 2008. These items are offset by tax benefits related to the sale of Esperion in the second quarter of 2008, which favorably impacts Net income and diluted EPS by $0.4 billion and $0.06.

Our 2008 forecasted financial performance guidance is subject to a number of factors and uncertainties, as described in the "Forward-Looking Information and Factors That May Affect Future Results" section of this MD&A.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management's plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as "will," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "target," "forecast" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

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

•	Ability to protect our patents and other intellectual property both domestically and internationally;

•	Interest rate and foreign currency exchange rate fluctuations;

•	Governmental laws and regulations affecting domestic and foreign operations, including tax obligations;

•	Changes in generally accepted accounting principles;

•	Uncertainties related to general economic, political, business, industry, regulatory and market conditions;

•	Any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	Growth in costs and expenses;

•	Changes in our product, segment and geographic mix; and

•	Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction initiatives.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the SEC.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 20 to the consolidated financial statements included in our 2007 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2007; and Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2008. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Lipitor (atorvastatin) and Caduet (atorvastatin/amlodipine combination): Worldwide Patent Litigation with Ranbaxy

On June 18, 2008, we announced that we had entered into an agreement with Ranbaxy Laboratories Ltd. (Ranbaxy) and certain of its affiliates to settle substantially all of the outstanding worldwide patent litigation between us involving Lipitor and Caduet. Under the terms of the agreement, Ranbaxy will have a license to sell generic versions of Lipitor and Caduet in the U.S. effective November 30, 2011. In addition, the agreement provides a license for Ranbaxy to sell generic versions of Lipitor commencing on varying dates in seven other countries: Canada, Australia, Belgium, Netherlands, Germany, Sweden and Italy. The lawsuits between Ranbaxy and us regarding Lipitor and Caduet will be dismissed, and Ranbaxy will no longer contest the validity of our patents for Lipitor and Caduet, in the U.S. and the other specified countries. The ongoing patent-infringement litigation between Ranbaxy and us relating to Lipitor will continue in five other European countries: Finland, Spain, Portugal, Denmark and Romania.

The settlement agreement relates solely to Ranbaxy and does not apply to legal challenges to various Lipitor patents by or involving other generic manufacturers, including the previously reported challenge by Teva Pharmaceuticals USA, Inc. (Teva) in the U.S.

Lipitor (atorvastatin): Patent Litigation in Canada with Apotex

As previously reported, we are involved in litigation with Apotex Inc. (Apotex) with respect to certain of our patents for Lipitor in Canada. In July 2008, we entered into an agreement with Apotex to settle that litigation, subject to certain conditions.

Norvasc (amlodipine)

As previously reported, certain generic manufacturers are seeking to market their own amlodipine products in Canada and are challenging our Norvasc patent in that country, which expires in August 2010. In April 2008, the Canadian Federal Court in Toronto upheld the validity of our Norvasc patent in our action against Pharmascience Inc. (Pharmascience) and issued an order preventing approval of Pharmascience's generic besylate amlodipine product until the expiration of our patent in August 2010. In May 2008, Pharmascience appealed the decision to the Federal Court of Appeal of Canada.

In addition, in February and April 2008, respectively, Pharmascience and Apotex notified us that they are alleging the non-infringement of our Norvasc patent in connection with their applications with Canada Health seeking to market in Canada products containing amlodipine salt forms that are different from amlodipine besylate, which is used in Norvasc. In April and June 2008, respectively, we filed actions against Pharmascience and Apotex in the Canadian Federal Court in Toronto asserting the infringement of our Norvasc patent.

Celebrex (celecoxib)

As previously reported, in our patent-infringement suit against Teva relating to the 100, 200 and 400 mg doses of Celebrex, in March 2007 the U.S. District Court for the District of New Jersey upheld our two main patents covering the active ingredient and a pharmaceutical composition thereof, which expire in May 2014, as well as a secondary patent covering use in the treatment of inflammation, which expires in December 2015. In April 2007, Teva appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In March 2008, a panel of the Federal Circuit held that the two main patents are valid, enforceable and infringed, but ruled that the secondary patent is invalid. The decision prohibits Teva from marketing its 100, 200 and 400 mg generic celecoxib products before May 2014. Each of the parties requested a panel rehearing and an en banc rehearing by the entire Federal Circuit. In May 2008, the Federal Circuit denied the requests for rehearings by both parties.

Vfend (voriconazole)

In July 2008, Matrix Laboratories Ltd. notified us that it had filed an abbreviated new drug application with the FDA challenging on various grounds four of our patents relating to Vfend, which expire between 2009 and 2016, and seeking approval to market a generic version of Vfend.

Product Litigation

Rezulin

As previously reported, in May 2005, an action was filed against Warner-Lambert in the U.S. District Court for the Eastern District of Louisiana purportedly on behalf of a nationwide class of third-party payors who paid for or reimbursed patients for the purchase of Rezulin. The action, which seeks to recover amounts paid for Rezulin by those payors, subsequently was transferred to the Multi-District Litigation (In Re Rezulin Product Liability Litigation MDL-1348) in the U.S. District Court for the Southern District of New York. By orders issued in May and June 2008, the court granted Warner-Lambert's motion for summary judgment and dismissed the complaint. Following the dismissal, the parties agreed in principle to a settlement on terms favorable to Warner-Lambert.

Asbestos

As previously reported, in September 2004, Quigley Company, Inc. (Quigley), a wholly owned subsidiary, filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. In March 2005, Quigley filed a reorganization plan in the Bankruptcy Court, which it later amended, that needs the approval of both the Bankruptcy Court and the U.S. District Court for the Southern District of New York. The amended reorganization plan provides for the establishment of a trust (the Trust) for the payment of all remaining pending claims as well as any future claims alleging injury from exposure to Quigley products.

In February 2008, the Bankruptcy Court authorized Quigley to solicit its amended reorganization plan for acceptance by claimants. According to the official report filed with the court by the balloting agent in July 2008, the requisite number of votes were cast in favor of the amended plan of reorganization. The Bankruptcy Court will schedule a confirmation hearing at which it will consider any objections to the plan's confirmation and determine whether to approve the plan.

Commercial and Other Matters

Pharmacia Cash Balance Pension Plan

As previously reported, in 2006, several current and former employees of Pharmacia Corporation filed a purported class action in the U.S. District Court for the Southern District of Illinois against the Pharmacia Cash Balance Pension Plan (the Plan), Pharmacia Corporation, Pharmacia & Upjohn Company and Pfizer Inc. Plaintiffs claim that the Plan violates the age-discrimination provisions of the Employee Retirement Income Security Act of 1974 by providing certain credits to certain current and former participants in the Plan only to age 55. At the request of the parties, in May 2008, the court issued an order permitting the case to proceed as a class action.

Environmental Matter

As previously reported, in August 2007, the U.S. Department of Justice (DOJ) proposed a civil penalty to settle certain alleged violations of the Federal Clean Air Act at our former Groton, Connecticut manufacturing facility that were identified by the U.S. Environmental Protection Agency (EPA) in 2006. In June 2008, we agreed to pay a civil penalty of $975,000 to resolve the alleged violations, which involved record-keeping, administrative and work-practice deviations. We implemented corrective actions to address all of the EPA's concerns.

Government Investigations

The Department of Justice continues to actively investigate the marketing and safety of our COX-2 medicines, particularly Bextra, and more recently has begun to investigate the marketing of certain other drugs. These investigations have included requests for information and documents. We have been considering various ways to resolve the COX-2 matter, which could result in the payment of a substantial fine and/or civil penalty.

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

We regularly reevaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations and changes in tax law that would either increase or decrease the technical merits of a position relative to the more likely than not standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

In the second quarter of 2008, we effectively settled certain issues common among multinational corporations with various foreign tax authorities primarily relating to tax years 2000 through 2005. As a result, we recognized $305 million in tax benefits.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the second quarter of 2008:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
March 31, 2008, through April 30, 2008	32,804	$20.59	--	$5,533,679,153
May 1, 2008, through May 31, 2008	4,492,381	$20.06	4,485,988	$5,443,679,770
June 1, 2008, through June 29, 2008	22,006,577	$18.73	21,887,458	$5,033,723,296
Total	26,531,762	$18.96	26,373,446

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

(b)

In addition to purchases under the 2005 Stock Purchase Plan, these columns reflect the following transactions during the second quarter of 2008: (i) the deemed surrender to Pfizer of 26,809 shares of common stock to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options, (ii) the open-market purchase by the trustee of 110,684 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 20,823 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.	Exhibits.

	1) Exhibit 3	-	Our By-Laws, as amended on June 25, 2008, are incorporated by reference from our Current Report on Form 8-K filed on June 26, 2008

	2) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	3) Exhibit 15	-	Accountants' Acknowledgment

	4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: August 8, 2008	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Six Months Ended June 29,	Year Ended December 31,
(in millions, except ratios)	2008	2007	2006	2005	2004	2003

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$6,347	$9,278	$13,028	$10,800	$13,403	$2,781
Less:
Minority interests	12	42	12	12	7	1
Income adjusted for minority interests	6,335	9,236	13,016	10,788	13,396	2,780
Add:
Fixed charges	382	541	642	622	505	438
Total earnings as defined	$6,717	$9,777	$13,658	$11,410	$13,901	$3,218

Fixed charges:
Interest expense (a)	$311	$397	$488	$471	$347	$270
Preferred stock dividends (b)	4	11	14	14	12	10
Rents (c)	67	133	140	137	146	158
Fixed charges	382	541	642	622	505	438

Capitalized interest	22	43	29	17	12	20

Total fixed charges	$404	$584	$671	$639	$517	$458

Ratio of earnings to fixed charges	16.6	16.7	20.4	17.9	26.9	7.0

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

(a)

Interest expense includes amortization of debt premium, discount and expenses. Interest expense does not include interest related to uncertain tax positions of $105 million for the first six months of 2008; $331 million for 2007; $200 million for 2006; $203 million for 2005; $201 million for 2004; and $180 million for 2003.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated August 8, 2008, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended June 29, 2008, in the following Registration Statements:

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
August 8, 2008

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

Date:  August 8, 2008

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

Date:  August 8, 2008

/s/ Frank A. D'Amelio
Frank A. D'Amelio Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended June 29, 2008 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chairman of the Board and Chief Executive Officer
August 8, 2008

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Frank A. D'Amelio, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended June 29, 2008 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Frank A. D'Amelio
 Frank A. D'Amelio
Senior Vice President and Chief Financial Officer
August 8, 2008

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