Form 10-Q
period 2008-09-28
PFIZER INC
filed 2008-11-07
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

YES                    NO     X

At November 4, 2008, 6,742,935,405 shares of the issuer's voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
September 28, 2008

Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1.
Financial Statements

Condensed Consolidated Statements of Income for the three months and nine months ended September 28, 2008, and September 30, 2007	3

Condensed Consolidated Balance Sheets as of September 28, 2008, and December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2008, and September 30, 2007	5

Notes to Condensed Consolidated Financial Statements	6

Review Report of Independent Registered Public Accounting Firm	18

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.
Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.
Legal Proceedings	51

Item 1A.
Risk Factors	53

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.
Defaults Upon Senior Securities	54

Item 4.
Submission of Matters to a Vote of Security Holders	54

Item 5.
Other Information	54

Item 6.
Exhibits	54

Signature	55

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per common share data)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Revenues	$11,973	$11,990	$35,950	$35,548

Costs and expenses:
Cost of sales(a)	2,122	4,618	6,397	8,614
Selling, informational and administrative expenses(a)	3,523	3,768	10,878	10,973
Research and development expenses(a)	1,885	1,999	5,642	5,829
Amortization of intangible assets	621	774	2,063	2,372
Acquisition-related in-process research and development charges	13	--	567	283
Restructuring charges and acquisition-related costs	366	455	1,113	2,318
Other (income)/deductions - net	721	(260)	221	(1,149)

Income from continuing operations before provision/(benefit) for taxes on income and minority interests	2,722	636	9,069	6,308

Provision/(benefit) for taxes on income	463	(161)	1,251	800

Minority interests	6	1	18	6

Income from continuing operations	2,253	796	7,800	5,502

Discontinued operations:
Gain/(loss) from discontinued operations - net of tax	1	--	(4)	--
Gains/(losses) on sales of discontinued operations - net of tax	24	(35)	42	(82)

Discontinued operations - net of tax	25	(35)	38	(82)

Net income	$2,278	$761	$7,838	$5,420

Earnings per common share - basic:
Income from continuing operations	$0.34	$0.12	$1.16	$0.79
Discontinued operations - net of tax	--	(0.01)	--	(0.01)
Net income	$0.34	$0.11	$1.16	$0.78

Earnings per common share - diluted:
Income from continuing operations	$0.33	$0.12	$1.16	$0.79
Discontinued operations - net of tax	0.01	(0.01)	--	(0.01)
Net income	$0.34	$0.11	$1.16	$0.78

Weighted-average shares used to calculate earnings per common share:
Basic	6,718	6,875	6,730	6,964

Diluted	6,736	6,894	6,750	6,986

Cash dividends paid per common share	$0.32	$0.29	$0.96	$0.87

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 10B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	Sept. 28, 2008*	Dec. 31, 2007**
ASSETS
Cash and cash equivalents	$1,265	$3,406
Short-term investments	24,752	22,069
Accounts receivable, less allowance for doubtful accounts	9,901	9,843
Short-term loans	849	617
Inventories	4,788	5,302
Taxes and other current assets	6,486	5,498
Assets held for sale	186	114
Total current assets	48,227	46,849
Long-term investments and loans	8,430	4,856
Property, plant and equipment, less accumulated depreciation	14,332	15,734
Goodwill	21,353	21,382
Identifiable intangible assets, less accumulated amortization	18,978	20,498
Other assets, deferred taxes and deferred charges	3,929	5,949
Total assets	$115,249	$115,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings, including current portion of long-term debt	$9,193	$5,825
Accounts payable	1,649	2,270
Dividends payable	1	2,163
Income taxes payable	735	1,380
Accrued compensation and related items	1,752	1,974
Other current liabilities	8,173	8,223
Total current liabilities	21,503	21,835

Long-term debt	7,152	7,314
Pension benefit obligations	2,425	2,599
Postretirement benefit obligations	1,747	1,708
Deferred taxes	5,824	7,696
Other taxes payable	6,594	6,246
Other noncurrent liabilities	2,513	2,746
Total liabilities	47,758	50,144

Minority interests	156	114

Preferred stock	76	93
Common stock	443	442
Additional paid-in capital	70,162	69,913
Employee benefit trust, at fair value	(432)	(550)
Treasury stock	(57,389)	(56,847)
Retained earnings	53,175	49,660
Accumulated other comprehensive income	1,300	2,299

Total shareholders' equity	67,335	65,010
Total liabilities and shareholders' equity	$115,249	$115,268

*    Unaudited.

**  Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007

Operating Activities:
Net income	$7,838	$5,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,912	4,084
Share-based compensation expense	263	335
Acquisition-related in-process research and development charges	567	283
Intangible asset impairments and other associated non-cash charges	--	2,220
Deferred taxes from continuing operations	580	(1,969)
Other non-cash adjustments	649	393
Changes in assets and liabilities (net of businesses acquired and divested)	(1,544)	(1,180)

Net cash provided by operating activities	12,265	9,586

Investing Activities:
Purchases of property, plant and equipment	(1,312)	(1,218)
Purchases of short-term investments	(22,369)	(16,606)
Proceeds from sales and redemptions of short-term investments	20,642	23,426
Purchases of long-term investments	(5,292)	(1,406)
Proceeds from sales and redemptions of long-term investments	639	173
Purchases of other assets	(36)	(93)
Acquisitions, net of cash acquired	(962)	(464)
Other investing activities	(1,365)	(218)

Net cash (used in)/provided by investing activities	(10,055)	3,594

Financing Activities:
Increase in short-term borrowings, net	31,035	130
Principal payments on short-term borrowings	(28,518)	(744)
Proceeds from issuances of long-term debt	605	1,243
Principal payments on long-term debt	(561)	(61)
Purchases of common stock	(500)	(7,494)
Cash dividends paid	(6,409)	(6,021)
Stock option transactions and other	41	537

Net cash used in financing activities	(4,307)	(12,410)
Effect of exchange-rate changes on cash and cash equivalents	(44)	14
Net (decrease)/increase in cash and cash equivalents	(2,141)	784
Cash and cash equivalents at beginning of period	3,406	1,827

Cash and cash equivalents at end of period	$1,265	$2,611

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$1,707	$4,207
Interest	541	465

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 24, 2008, and August 26, 2007.

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

Note 2.  Adoption of New Accounting Policies

As of September 28, 2008, we adopted Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies Statement of Financial Accounting Standards (SFAS) No. 157 and provides an example of determining fair value when the market for a financial asset is not active. The adoption of FASB FSP No. 157-3 did not have a significant impact on our consolidated financial statements.

As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS No. 157, Fair Value Measurements, as amended by FASB FSP No. 157-2, Effective Date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities.  SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

Many, but not all, of our financial instruments are carried at fair value. For example, substantially all of our cash equivalents, short-term investments and long-term investments are classified as available-for-sale securities and are carried at fair value, with unrealized gains and losses, net of tax, reported in Other comprehensive income. Derivative financial instruments are carried at fair value, with changes in fair value reported in various balance sheet categories (see both Note 10 D. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our Annual Report on Form 10-K for the year ended December 31, 2007, and Note 8C. Financial Instruments: Derivative Financial Instruments and Hedging Activities in this Quarterly Report) and ultimately, in Other (income)/deductions - net. Virtually all of our valuation measurements are Level 2 measurements.  The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements. We did not elect to adopt SFAS 157 for acquired nonfinancial assets and assumed nonfinancial liabilities.

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

Note 3.  Acquisitions

During the first nine months of 2008 and 2007, we acquired the following:

•

In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company, whose main product (Thelin), for the treatment of pulmonary arterial hypertension, is commercially available in much of the E.U., is approved in certain other markets, and is under review by the Food and Drug Administration (FDA). The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its $130 million, 2.5% convertible notes came into effect and, as such, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company with SNX-5422, an oral Heat Shock Protein 90 (Hsp90) inhibitor currently in Phase I trials for the potential treatment of solid tumors and hematological malignancies, and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer and inflammatory and neurodegenerative diseases. In connection with these acquisitions, in the first nine months of 2008, we recorded approximately $170 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

•

In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform that we expect will enhance our biologic portfolio. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc., (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, in the first nine months of 2008, we recorded $398 million in Acquisition-related in-process research and development charges.

•

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp., a privately held biopharmaceutical company with a novel technology platform for developing new protein drug candidates, and Embrex, Inc., an animal health company that possesses a unique vaccine delivery system known as Inovoject that improves consistency and reliability by inoculating chicks while they are still inside the egg. In connection with these and other small acquisitions, we recorded $283 million in Acquisition-related in-process research and development charges.

Note 4.  Certain Charges

A.  Product Litigation - Celebrex and Bextra

In the third quarter of 2008, we reached agreements in principle to resolve the pending U.S. consumer fraud purported class action cases and more than 90% of the known U.S. personal injury claims involving Celebrex and Bextra, and we reached agreements to resolve substantially all of the cases and claims of state attorneys general involving Celebrex and Bextra. In connection with these actions, we have recorded charges of approximately:

•	$745 million applicable to all known U.S. personal injury claims;

•	$89 million applicable to the pending U.S. consumer fraud purported class action cases; and

•

$60 million applicable to agreements to resolve civil cases and claims brought by 33 states and the District of Columbia, primarily relating to alleged Bextra promotional practices. Under these agreements, we will make a payment to the states and adopt compliance measures that complement policies and procedures previously established by us.

In connection with these actions, we recorded total litigation-related charges of approximately $900 million in Other (income)/deductions - net in the third quarter of 2008. Virtually all of this amount is included in Other current liabilities on the condensed consolidated balance sheet as of September 28, 2008. Although we believe that we have insurance coverage for a portion of the proposed personal injury settlements, no insurance recoveries have been recorded.

We believe that the charges of approximately $745 million will be sufficient to resolve all known U.S. personal injury claims, including those not being settled at this time. However, additional charges may have to be taken in the future in connection with certain pending claims and unknown claims relating to Celebrex and Bextra.

B.  Adjustment of Prior Years' Liabilities for Product Returns

Revenues in the third quarter of 2008 include a reduction of $217 million to adjust our prior years' liabilities for product returns. After a recent detailed review of our returns experience, we determined that our previous methodology needed to be revised, as the lag time between product sale and return was actually longer than we had previously assumed. Although fully recorded in the current period, virtually all of the adjustment relates back several years.

Since this is the correction of an error, we performed an evaluation of the impact of this error on prior periods, as well the impact of correcting the error on a cumulative basis in the current quarter.  As a result of that analysis, we determined that the correction of the error in prior periods would not have been material to any individual period and we determined that the cumulative correction was not material to our projected results for fiscal 2008. As such, the cumulative correction was recorded in the third quarter of 2008. We have also reviewed our expense calculations for the prior years and determined that the expense recorded in those years was not materially different from what would have been recorded under our revised approach.

C.  Exubera

In the third quarter of 2007, we exited Exubera, an inhalable form of insulin for the treatment of diabetes. Total pre-tax charges for the third quarter and first nine months of 2007 were $2.8 billion and were included primarily in Cost of sales ($2.6 billion), Selling, informational and administrative expenses ($83 million), and Research and development expenses ($131 million). The charges were comprised of asset write-offs of $2.2 billion (intangibles, inventory and fixed assets) and other exit costs, primarily severance, contract and other termination costs. As of September 28, 2008, the remaining accrual for other exit costs is approximately $220 million.  Substantially all of this cash spending is expected to be completed in 2009.

Note 5.  Cost-Reduction Initiatives

The costs incurred in connection with our cost-reduction initiatives, which began in early 2005, follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Implementation costs(a)	$378	$373	$1,140	$864
Restructuring charges(b)	338	437	1,077	2,267
Total costs related to our cost-reduction initiatives	$716	$810	$2,217	$3,131

(a)

For the third quarter of 2008, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($95 million), Research and development expenses ($108 million), and Other (income)/deductions - net ($3 million). For the third quarter of 2007, included in Cost of sales ($173 million), Selling, informational and administrative expenses ($70 million), and Research and development expenses ($130 million). For the first nine months of 2008, included in Cost of sales ($520 million), Selling, informational and administrative expenses ($270 million), Research and development expenses ($348 million), and Other (income)/deductions - net ($2 million). For the first nine months of 2007, included in Cost of sales ($437 million), Selling, informational and administrative expenses ($198 million), Research and development expenses ($292 million), and Other (income)/deduction - net ($63 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Through September 28, 2008, the restructuring charges primarily relate to our supply network transformation efforts and the restructuring of our U.S. marketing and worldwide research and development operations, while the implementation costs primarily relate to accelerated depreciation of certain assets, as well as system and process standardization and the expansion of shared services.

The components of restructuring charges associated with our cost-reduction initiatives follow:

(millions of dollars)	Costs Incurred Through Sept. 28, 2008	Activity Through Sept. 28, 2008	(a)	Accrual as of Sept. 28, 2008	(b)

Employee termination costs	$3,639	$2,687		$952
Asset impairments	1,268	1,268		--
Other	427	335		92
Total	$5,334	$4,290		$1,044

(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($883 million) and Other noncurrent liabilities ($161 million).

During the third quarter of 2008, we expensed $249 million for Employee termination costs, $52 million for Asset impairments and $37 million in Other. During the first nine months of 2008, we expensed $493 million for Employee termination costs, $518 million for Asset impairments and $66 million in Other. Through September 28, 2008, Employee termination costs represent the expected reduction of the workforce by 23,100 employees, mainly in manufacturing, sales and research; and approximately 17,400 employees have been terminated. Employee termination costs include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 6.  Taxes on Income

In the second quarter of 2008, we effectively settled certain issues common among multinational corporations with various foreign tax authorities primarily relating to years 2000 through 2005. As a result, we recognized $305 million in tax benefits. Also, in the second quarter of 2008, we sold one of our biopharmaceutical companies, Esperion Therapeutics, Inc. (Esperion), to a newly formed company that is majority-owned by a group of venture capital firms. The sale, for nominal consideration, resulted in a loss for tax purposes that reduced our tax expense by $426 million. This tax benefit is a result of the significant initial investment in Esperion in 2004, primarily reported as an income statement charge for in-process research and development at acquisition date.

Included in Taxes and other current assets are tax-related assets of $4.9 billion as of September 28, 2008 and $4.3 billion as of December 31, 2007.

Note 7.  Comprehensive Income

The components of comprehensive income/(expense) follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net income	$2,278	$761	$7,838	$5,420
Other comprehensive income/(expense):
Currency translation adjustment and other	(1,768)	(72)	(1,245)	300
Net unrealized gains/(losses) on derivative financial instruments	13	(5)	41	13
Net unrealized gains/(losses) on available-for-sale securities	(25)	(6)	(39)	(1)
Benefit plan adjustments	159	56	244	250
Total other comprehensive income/(expense)	(1,621)	(27)	(999)	562
Total comprehensive income	$657	$734	$6,839	$5,982

Note 8.  Financial Instruments

A.  Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS 157, as amended by FSP 157-2. (See Note 2. Adoption of New Accounting Policies).

Information about certain of our financial assets and liabilities follows:

		Fair Value(a)
(millions of dollars)	As of Sept. 28, 2008	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Trading securities(b)	$207	$--	$207	$--
Available-for-sale debt securities(c)	29,387	--	29,387	--
Available-for-sale money market funds(d)	1,373	--	1,373	--
Available-for-sale equity securities(e)	227	132	95	--
Derivative financial instruments(f)	879	--	879	--
Total	$32,073	$132	$31,941	$--

Other financial assets:
Held-to-maturity debt securities carried at amortized cost(g)	$2,568
Short-term loans carried at cost	849
Long-term loans carried at cost(b)	1,596
Non-traded equity securities carried at cost(b)	235
Total	$5,248

Financial liabilities carried at fair value:
Derivative financial instruments(h)	$857	$--	$857	$--
Total	$857	$--	$857	$--
Financial liabilities carried at historical proceeds:
Short-term borrowings	$9,193
Long-term debt, including adjustments for fair value hedges of interest rate risk	7,152
Total	$16,345

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

(b)	Included in Long-term investments and loans.
(c)	Included in Short-term investments ($23.2 billion) and Long-term investments and loans ($6.2 billion).
(d)	Included in Short-term investments. Virtually all of these money market funds participate in the U.S. Treasury Department's Temporary Guarantee Program for Money Market Funds.
(e)	Included in Long-term investments and loans. Includes gross unrealized gains ($55 million) and gross unrealized losses ($20 million).
(f)	Primarily included in Taxes and other current assets ($692 million) and Other assets, deferred taxes and deferred charges ($187 million).
(g)	Primarily included in Cash and cash equivalents. Amortized cost approximates fair value as unrealized gains and losses are not significant.
(h)	Included in Other current liabilities ($681 million) and Other noncurrent liabilities ($176 million).

We use a matrix-pricing model for all of our available-for-sale debt securities and derivative financial instruments.  We use pricing services that principally use a composite of observable prices for money market funds and certain available-for-sale equity securities.

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

C.  Derivative Financial Instruments and Hedging Activities

There was no material ineffectiveness in any hedging relationship reported in earnings in the third quarter and first nine months of 2008.

Foreign Exchange Risk

During the first nine months of 2008, we entered into the following new or incremental hedging or offset activities:

Instrument(a)	Primary Balance Sheet Caption	(b)	Hedge Type	(c)	Hedged or Offset Item	Notional Amount as of Sept. 28, 2008 (millions of dollars)	Maturity Date
Forward	OCL		CF		Swedish krona intercompany borrowing	$5,368	2008
Forward	OCA		CF		Euro available-for-sale investments	4,648	2008
Forward	OCA		CF		Yen available-for-sale investments	4,329	2008
Forwards	OCL		--		Short-term foreign currency assets and liabilities(d)	2,405	2008/2009
Forward	OCA		CF		U.K. pound available-for-sale investments	1,302	2008
Forward	OCL		CF		U.K. pound intercompany borrowing	598	2009
Forward	OCL		CF		Euro intercompany borrowing	577	2009

(a)	Forward = Forward-exchange contracts.
(b)

The primary balance sheet caption indicates the financial statement classification of the amount associated with the financial instrument used to hedge or offset foreign exchange risk. The abbreviations used are defined as follows: OCA = Taxes and other current assets; and OCL = Other current liabilities.

(c)	CF = Cash flow hedge.
(d)	Forward-exchange contracts used to offset short-term foreign currency assets and liabilities are primarily for intercompany transactions in Swedish krona, euros and Japanese yen.

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

There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of September 28, 2008, we had $5.5 billion due from a well-diversified, highly-rated group (primarily Standard & Poor's rating of AA or better) of bank counterparties around the world.

Note 9.  Inventories

The components of inventories follow:

(millions of dollars)	Sept. 28, 2008	Dec. 31, 2007

Finished goods	$2,248	$2,064
Work-in-process	1,693	2,353
Raw materials and supplies	847	885
Total inventories(a)	$4,788	$5,302

(a)	Certain amounts of inventories are in excess of one year's supply. There are no recoverability issues associated with these quantities and the amounts are not significant.

Note 10.  Goodwill and Other Intangible Assets

A.  Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 28, 2008, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2007	$21,256	$108	$18	$21,382
Additions(a)	17	15	--	32
Other(b)	(68)	7	--	(61)
Balance, September 28, 2008	$21,205	$130	$18	$21,353

(a)	Primarily related to our acquisition of Coley and two acquisitions in Animal Health.
(b)	Primarily tax adjustments.

B.  Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	As of Sept. 28, 2008			As of Dec. 31, 2007
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$32,931	$(17,871)	$15,060		$32,433	$(15,830)	$16,603
Brands	1,017	(493)	524		1,017	(452)	565
License agreements	217	(73)	144		212	(59)	153
Trademarks	145	(85)	60		128	(82)	46
Other(a)	545	(293)	252		459	(264)	195
Total amortized finite-lived intangible assets	34,855	(18,815)	16,040		34,249	(16,687)	17,562
Indefinite-lived intangible assets:
Brands	2,865	--	2,865		2,864	--	2,864
Trademarks	70	--	70		71	--	71
Other	3	--	3		1	--	1
Total indefinite-lived intangible assets	2,938	--	2,938		2,936	--	2,936
Total identifiable intangible assets	$37,793	$(18,815)	$18,978	(b)	$37,185	$(16,687)	$20,498	(b)

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Decrease was primarily related to amortization, partially offset by acquisitions.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $652 million for the third quarter of 2008, $817 million for the third quarter of 2007, $2.2 billion for the first nine months of 2008 and $2.5 billion for the first nine months of 2007.

The expected annual amortization expense is $3.0 billion in 2008; $2.5 billion in each of 2009, 2010 and 2011; $2.1 billion in 2012; and $1.6 billion in 2013.

Note 11.  Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the three months ended September 28, 2008, and September 30, 2007, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$59	$68	$5	$7	$63	$72	$10	$10
Interest cost	115	106	9	14	100	87	35	34
Expected return on plan assets	(162)	(167)	--	--	(111)	(96)	(8)	(9)
Amortization of:
Actuarial losses	8	15	7	11	10	25	6	10
Prior service costs/(credits)	--	1	(1)	(1)	1	(1)	--	1
Curtailments and settlements - net	9	39	8	--	--	6	--	3
Special termination benefits	5	4	--	--	6	2	3	5
Less: amounts included in discontinued operations	--	(27)	--	--	--	--	--	--
Net periodic benefit costs	$34	$39	$28	$31	$69	$95	$46	$54

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the first nine months of 2008 and 2007, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$179	$216	$17	$21	$191	$217	$30	$32
Interest cost	346	340	30	42	300	259	106	103
Expected return on plan assets	(487)	(527)	--	--	(333)	(284)	(26)	(27)
Amortization of:
Actuarial losses	24	50	22	34	32	72	21	31
Prior service costs/(credits)	2	6	(2)	(2)	1	(1)	1	1
Curtailments and settlements - net	13	52	121	5	4	(99)	6	3
Special termination benefits	21	10	--	--	19	7	11	13
Less: amounts included in discontinued operations	--	(27)	--	--	--	--	--	--
Net periodic benefit costs	$98	$120	$188	$100	$214	$171	$149	$156

The increase in net periodic benefit costs in the first nine months of 2008, compared to the first nine months of 2007, for our U.S. supplemental (non-qualified) pension plans was largely driven by settlement charges required to be recognized due to lump sum benefit payments made to certain of our former executive officers and other former executives in the first quarter of 2008.

The international plans' net periodic benefit costs for the first nine months of 2007 include a settlement gain at our Japanese affiliate recorded in the first quarter of 2007. Japanese pension regulations permit employers with certain pension obligations to separate the social security benefits portion of those obligations and transfer it, along with related plan assets, to the Japanese government. This transfer resulted in a settlement gain of approximately $106 million.

For the first nine months of 2008, we contributed from our general assets $246 million to our U.S. supplemental (non-qualified) pension plans, $284 million to our international pension plans and $113 million to our postretirement plans. Contributions to our U.S. qualified pension plans in the first nine months of 2008 were not significant.

During 2008, we expect to contribute, from our general assets, a total of $254 million to our U.S. supplemental (non-qualified) pension plans, $442 million to our international pension plans and $151 million to our postretirement plans. We do not expect to make any significant contributions to our U.S. qualified pension plans during 2008, primarily due to the overfunded status of many of the plans as of the beginning of the year. Contributions expected to be made for 2008 are inclusive of amounts contributed during the first nine months of 2008. The contributions from our general assets include direct employer benefit payments.

Note 12.  Earnings Per Common Share

Basic and diluted earnings per common share (EPS) were computed using the following data:

	Three Months Ended		Nine Months Ended
(millions)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

EPS Numerator - Basic:
Income from continuing operations	$2,253	$796	$7,800	$5,502
Less: Preferred stock dividends - net of tax	--	1	2	3
Income available to common shareholders from continuing operations	2,253	795	7,798	5,499
Discontinued operations - net of tax	25	(35)	38	(82)
Net income available to common shareholders	$2,278	$760	$7,836	$5,417

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,718	6,875	6,730	6,964

EPS Numerator - Diluted:
Income from continuing operations	$2,253	$796	$7,800	$5,502
Less: ESOP contribution - net of tax	--	2	--	3
Income available to common shareholders from continuing operations	2,253	794	7,800	5,499
Discontinued operations - net of tax	25	(35)	38	(82)
Net income available to common shareholders	$2,278	$759	$7,838	$5,417

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,718	6,875	6,730	6,964
Common share equivalents: stock options, restricted stock units, stock issuable under other employee compensation plans and convertible preferred stock	18	19	20	22
Weighted-average number of common shares outstanding and common share equivalents	6,736	6,894	6,750	6,986

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	499	538	499	531

(a)

These common stock equivalents were outstanding during the three months and nine months ended September 28, 2008, and September 30, 2007, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Note 13.  Segment Information

We operate in the following business segments:

Pharmaceutical

•

The Pharmaceutical segment includes products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye diseases and endocrine disorders, among others.

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

Revenues and profit/(loss) by segment for the three months and nine months ended September 28, 2008, and September 30, 2007, follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Sept. 28, 2008		Sept. 30, 2007		Sept. 28, 2008		Sept. 30, 2007
Revenues:
Pharmaceutical	$10,976		$11,036		$32,933		$32,722
Animal Health	708		636		2,042		1,854
Corporate/Other(a)	289		318		975		972
Total revenues	$11,973		$11,990		$35,950		$35,548

Segment profit/(loss)(b)
Pharmaceutical	$5,335		$5,399		$15,997		$16,152
Animal Health	192		143		512		422
Corporate/Other(a)	(2,805)	(c)	(4,906)	(d)	(7,440)	(e)	(10,266)	(f)
Total profit/(loss)	$2,722		$636		$9,069		$6,308

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

(b)

Segment profit/(loss) equals Income from continuing operations before provision/(benefit) for taxes on income and minority interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs, costs related to our cost-reduction initiatives and transition activity associated with our former Consumer Healthcare business, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

(c)

For the three months ended September 28, 2008, Corporate/Other includes: (i) charges associated with the resolution of certain non-steroidal anti-inflammatory drugs (NSAID) litigation of approximately $900 million (see Note 4A. Certain Charges: Product Litigation - Celebrex and Bextra); (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $716 million; (iii) significant impacts of purchase accounting for acquisitions of $604 million, including acquired in-process research and development, intangible asset amortization and other charges; (iv) all share-based compensation expense; (v) acquisition-related costs of $28 million; and (vi) transition activity associated with our former Consumer Healthcare business ($9 million).

(d)

For the three months ended September 30, 2007, Corporate/Other includes: (i) $2.8 billion of charges associated with Exubera (see Note 4C. Certain Charges: Exubera) ; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $810 million; (iii) significant impacts of purchase accounting for acquisitions of $767 million, including intangible asset amortization and other charges; (iv) all share-based compensation expense; (v) acquisition-related costs of $1 million; and (vi) transition activity associated with our former Consumer Healthcare business ($8 million income).

(e)

For the nine months ended September 28, 2008, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $2.5 billion, including acquired in-process research and development, intangible asset amortization and other charges; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $2.2 billion; (iii) charges associated with the resolution of certain NSAID litigation of approximately $900 million (see Note 4A. Certain Charges: Product Litigation - Celebrex and Bextra); (iv) all share-based compensation expense; (v) acquisition-related costs of $36 million; and (vi) transition activity associated with our former Consumer Healthcare business ($3 million income).

(f)

For the nine months ended September 30, 2007, Corporate/Other includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives of $3.1 billion; (ii) $2.8 billion of charges associated with Exubera (see Note 4C. Certain Charges: Exubera); (iii) significant impacts of purchase accounting for acquisitions of $2.7 billion, including acquired in-process research and development, intangible asset amortization and other charges; (iv) all share-based compensation expense; (v) acquisition-related costs of $8 million; and (vi) transition activity associated with our former Consumer Healthcare business ($24 million income).

Revenues for each group of similar products follow:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	% Change	Sept. 28, 2008	Sept. 30, 2007	% Change

PHARMACEUTICAL
Cardiovascular and metabolic diseases	$4,537	$4,620	(2)%	$13,498	$13,858	(3)%
Central nervous system disorders	1,556	1,297	20	4,426	3,716	19
Arthritis and pain	768	735	5	2,279	2,110	8
Infectious and respiratory diseases	989	859	15	2,920	2,609	12
Urology	820	758	8	2,369	2,172	9
Oncology	645	664	(3)	1,932	1,911	1
Ophthalmology	459	413	11	1,316	1,179	12
Endocrine disorders	294	271	9	857	769	11
All other	337	962	(65)	1,714	3,151	(46)
Alliance revenues	571	457	25	1,622	1,247	30
Total Pharmaceutical	10,976	11,036	(1)	32,933	32,722	1
ANIMAL HEALTH	708	636	11	2,042	1,854	10
OTHER	289	318	(9)	975	972	--
Total revenues	$11,973	$11,990	--	$35,950	$35,548	1

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc and Subsidiary Companies as of September 28, 2008, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 28, 2008, and September 30, 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 28, 2008, and September 30, 2007. These condensed consolidated financial statements are the responsibility of the Company's management.

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
November 7, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer's results of operations, financial condition and cash flows. The MD&A is organized as follows:

•

Overview of Our Performance and Operating Environment. This section, beginning on page 21, provides information about the following: our business; certain charges related to product litigation, an adjustment to prior years' liabilities for product returns and Exubera; our performance during the three months and nine months ended September 28, 2008; our operating environment; our strategic initiatives, such as acquisitions and our cost-reduction initiatives.

•

Revenues. This section, beginning on page 26, provides an analysis of our products and revenues for the three months and nine months ended September 28, 2008, and September 30, 2007, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 36, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, on page 38, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 38, provides a discussion of an alternative view of performance used by management.

•

Financial Condition, Liquidity and Capital Resources. This section, beginning on page 43, provides an analysis of our balance sheets as of September 28, 2008, and December 31, 2007, and cash flows for the nine months ended September 28, 2008, and September 30, 2007, as well as a discussion of our outstanding debt and commitments that existed as of September 28, 2008, and December 31, 2007. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	Outlook. This section, beginning on page 47, provides a discussion of our expectations for full-year 2008.

•

Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 48, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations and business plans and prospects. Such forward-looking statements are based on management's current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statements of Income follow:

	Three Months Ended			Nine Months Ended
(millions of dollars, except per common share data)	Sept. 28, 2008	Sept. 30, 2007	% Change	Sept. 28, 2008	Sept. 30, 2007	% Change

Revenues	$11,973	$11,990	--	$35,950	$35,548	1

Cost of sales	2,122	4,618	(54)	6,397	8,614	(26)
% of revenues	17.7%	38.5%		17.8%	24.2%

Selling, informational and administrative expenses	3,523	3,768	(7)	10,878	10,973	(1)
% of revenues	29.4%	31.4%		30.3%	30.9%

Research and development expenses	1,885	1,999	(6)	5,642	5,829	(3)
% of revenues	15.7%	16.7%		15.7%	16.4%

Amortization of intangible assets	621	774	(20)	2,063	2,372	(13)
% of revenues	5.2%	6.5%		5.7%	6.7%

Acquisition-related in-process research and development charges	13	--	*	567	283	100
% of revenues	0.1%	*		1.6%	0.8%

Restructuring charges and acquisition-related costs	366	455	(20)	1,113	2,318	(52)
% of revenues	3.1%	3.8%		3.1%	6.5%

Other (income)/deductions - net	721	(260)	*	221	(1,149)	*

Income from continuing operations before provision for taxes on income, and minority interests	2,722	636	328	9,069	6,308	44
% of revenues	22.7%	5.3%		25.2%	17.7%

Provision /(benefit) for taxes on income	463	(161)	*	1,251	800	56

Effective tax rate	17.0%	(25.4)%		13.8%	12.7%

Minority interests	6	1	378	18	6	199

Income from continuing operations	2,253	796	183	7,800	5,502	42
% of revenues	18.8%	6.6%		21.7%	15.5%

Discontinued operations - net of tax	25	(35)	*	38	(82)	*

Net income	$2,278	$761	199	$7,838	$5,420	45
% of revenues	19.0%	6.3%		21.8%	15.2%

Earnings per common share - basic:
Income from continuing operations	$0.34	$0.12	183	$1.16	$0.79	47
Discontinued operations - net of tax	--	(0.01)	*	--	(0.01)	*
Net income	$0.34	$0.11	209	$1.16	$0.78	49

Earnings per common share - diluted:
Income from continuing operations	$0.33	$0.12	175	$1.16	$0.79	47
Discontinued operations - net of tax	0.01	(0.01)	*	--	(0.01)	*
Net income	$0.34	$0.11	209	$1.16	$0.78	49

Cash dividends paid per common share	$0.32	$0.29		$0.96	$0.87

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

Certain Charges

A.  Product Litigation - Celebrex and Bextra

In October 2008, we reached agreements in principle to resolve the pending U.S. consumer fraud purported class action cases and more than 90% of the known U.S. personal injury claims involving Celebrex and Bextra, and we reached agreements to resolve substantially all of the cases and claims of state attorneys general involving Celebrex and Bextra. In connection with these actions, we recorded litigation-related charges of approximately $900 million in Other (income)/deductions - net in the third quarter of 2008. Virtually all of this amount is included in Other current liabilities on the condensed consolidated balance sheet as of September 28, 2008.

(See Part II - Other information, Item 1.  Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to litigation related to Celebrex and Bextra.)

B.  Adjustment of Prior Years' Liabilities for Product Returns

Revenues in the third quarter of 2008 include a reduction of $217 million to adjust our prior years' liabilities for product returns. After a recent detailed review of our returns experience, we determined that our previous methodology needed to be revised, as the lag time between product sale and return was actually longer than we had previously assumed. Although fully recorded in the current period, virtually all of the adjustment relates back several years. We have also reviewed our expense calculations for the prior years and determined that the expense recorded in those years was not materially different from what would have been recorded under our revised approach.

C.  Exubera

In the third quarter of 2007, we exited Exubera, an inhalable form of insulin for the treatment of diabetes. Total pre-tax charges for the third quarter and first nine months of 2007 were $2.8 billion and were included primarily in Cost of sales ($2.6 billion), Selling, informational and administrative expenses ($83 million), and Research and development expenses ($131 million). The charges were comprised of asset write-offs of $2.2 billion (intangibles, inventory and fixed assets) and other exit costs, primarily severance, contract and other termination costs. As of September 28, 2008, the remaining accrual for other exit costs is approximately $220 million.  Substantially all of this cash spending is expected to be completed in 2009.

Since our decision in the third quarter of 2007 to exit Exubera, patients have been transitioning to other diabetes therapies. On September 16, 2008, we announced an agreement with MannKind Corporation (Mannkind) to transition certain Exubera patients with a continuing need for inhaled insulin to Mannkind's inhaled insulin product. Pfizer has agreed to reimburse some of Mannkind's costs up to $1.6 million for transitioning the patients.

Our Performance for the Three Months and Nine Months Ended September 28, 2008

Revenues in the third quarter of 2008 were approximately $12.0 billion, comparable to the same period in 2007. Revenues in the first nine months of 2008 increased 1% to $36.0 billion, compared to the same period in 2007. The significant product and alliance revenue impacts on revenues for the third quarter and first nine months of 2008, compared to the same periods in 2007, are as follows:

	Third Quarter			Nine Months
	Increase/			Increase/
	(decrease)	% Change		(decrease)	% Change
(millions of dollars)	08/07	08/07		08/07	08/07

Zyrtec/Zyrtec D(a)	$(428)	*	%	$(1,149)	(90)%
Camptosar(a)	(121)	(50)		(262)	(37)
Norvasc(b)	(78)	(12)		(649)	(28)
Chantix/Champix(c)	(59)	(24)		63	10
Lipitor(d)	(28)	(1)		8	--
Lyrica	210	45		606	48
Sutent(e)	75	49		228	57
Viagra	59	13		166	13
Zyvox	49	21		140	20
Xalatan/Xalacom	48	12		140	12
Geodon/Zeldox	30	13		109	18
Vfend	27	17		92	20
Alliance revenues	114	25		375	30
*	Calculation not meaningful.
(a)	Zyrtec/Zyrtec D lost U.S. exclusivity in late January 2008, at which time we ceased selling this product. Camptosar lost U.S. exclusivity in February 2008.
(b)	Norvasc lost U.S. exclusivity in March 2007.
(c)	Chantix/Champix is a new product that was launched since 2006 and has been negatively impacted by the changes to its U.S. label in prior 2008 quarters.
(d)	Lipitor has been impacted by competitive pressures and other factors.
(e)	Sutent is a new product that was launched since 2006.

Revenues benefited from favorable foreign exchange impacts of approximately $620 million, or 5%, in the third quarter of 2008 and $2.0 billion, or 6%, in the first nine months of 2008. In addition, revenues in the third quarter of 2008 and first nine months of 2008 were negatively impacted by a $217 million adjustment to the prior years' liabilities for product returns (see the "Certain Charges: B. Adjustment of Prior Years' Liabilities for Product Returns" section of this MD&A).  In the U.S., revenues decreased 15% in the third quarter of 2008 and decreased 13% in the first nine months of 2008, compared to the same periods in 2007, while international revenues increased 13% in the third quarter of 2008 and increased 15% in the first nine months of 2008, compared to the same periods in 2007.

The impact of rebates in the third quarter of 2008 decreased revenues by approximately $780 million, compared to approximately $645 million in the third quarter of 2007. The increase in rebates was due primarily to:

•	the impact of our contracting strategies with both government and non-government entities in the U.S.,

partially offset by:

•	changes in product mix, among other factors.

The impact of rebates in the first nine months of 2008 decreased revenues by approximately $2.4 billion, compared to approximately $1.9 billion in the first nine months of 2007. The increase in rebates was due primarily to:

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

Income from continuing operations for the third quarter of 2008 was $2.3 billion, compared to $796 million in the third quarter of 2007, and $7.8 billion in the first nine months of 2008, compared to $5.5 billion in the first nine months of 2007.  The increases were primarily due to:

•	a $2.1 billion after-tax charge recorded in the third quarter of 2007 related to our decision to exit Exubera;

•	lower restructuring costs associated with our cost-reduction initiatives;

•	the favorable impact of foreign exchange;

•	tax benefits in the second quarter of 2008 related to favorable effectively settled tax issues and the sale of one of our biopharmaceutical companies (Esperion Therapeutics, Inc.);

•	savings related to our cost-reduction initiatives; and

•	the payment recorded in the second quarter of 2007 to Bristol-Myers Squibb Company (BMS) in connection with our collaboration to develop and commercialize apixaban,

partially offset by:

•	the $640 million after-tax charge related to the resolution of certain non-steroidal anti-inflammatory drugs (NSAID) litigation;

•	the $150 million after-tax charge to adjust our prior years' liabilities for product returns; and

•	the increase in Acquisition-related in-process research and development charges.

(See further discussion in the "Certain Charges," "Costs and Expenses" and "Provision for Taxes on Income" sections of this MD&A.)

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

Our Operating Environment

Despite the challenging financial markets, Pfizer maintains a strong financial position. We have a strong balance sheet and excellent liquidity that provides us with financial flexibility. Our long-term debt is rated high quality and investment grade. We have and will continue to take a conservative approach to our investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, investment-grade, available-for-sale debt securities. As a result, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. However, as market conditions change, we will continue to monitor our liquidity position. (For further discussion of our financial condition, see the "Financial Condition, Liquidity and Capital Resources section of this MD&A.)

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

Generic competition and patent expirations significantly impact our business. We lost U.S. exclusivity for Camptosar in February 2008 and Norvasc in March 2007 and, as expected, significant revenue declines followed. Zyrtec/Zyrtec D lost its U.S. exclusivity in late January 2008, at which time we ceased selling this product. Lipitor began to face competition in the U.S. from generic pravastatin (Pravachol) in April 2006 and generic simvastatin (Zocor) in June 2006, in addition to other competitive pressures. The volume of patients who start on or switch to generic simvastatin continues to negatively impact Lipitor prescribing trends, particularly in the managed-care environment. (For more detailed information about Lipitor, Norvasc, Zyrtec, Camptosar and other significant products, see further discussion in the "Revenues - Pharmaceutical - Selected Product Descriptions" section of this MD&A.)

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

Our Strategic Initiatives - Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our new-product pipeline, and maximizing the value of our in-line products, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business development strategy targets a number of growth opportunities, including biologics, vaccines, oncology, diabetes, Alzheimer's disease, inflammation/immunology, pain, psychoses (schizophrenia) and other products and services that seek to provide valuable healthcare solutions. Some of our most significant business-development transactions during the first nine months of 2008 and 2007 are described below.

•

In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company, whose main product (Thelin), for the treatment of pulmonary arterial hypertension, is commercially available in much of the E.U., is approved in certain other markets, and is under review by the Food and Drug Administration (FDA). The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its $130 million, 2.5% convertible notes came into effect and as such, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company with SNX-5422, an oral Heat Shock Protein 90 (Hsp90) inhibitor currently in Phase I trials for the potential treatment of solid tumors and hematological malignancies, and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer and inflammatory and neurodegenerative diseases. In connection with these acquisitions, in the first nine months of 2008, we recorded approximately $170 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

•

In the second quarter of 2008, we entered into an agreement with a subsidiary of Celldex Therapeutics Inc. (Celldex) for an exclusive worldwide license to CDX-110, an experimental therapeutic vaccine in Phase II development for the treatment of glioblastoma multiforme, and exclusive rights to the use of EGFRvIII vaccines in other potential indications. Under the license and development agreement, an up-front payment of approximately $40 million in Research and development expenses and an equity investment of approximately $10 million were recorded in the second quarter of 2008. Additional payments exceeding $390 million could potentially be made to Celldex based on the successful development and commercialization of CDX-110 and additional EGFRvIII vaccine products.

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

•

In the second quarter of 2007, we entered into a collaboration agreement with BMS to further develop and commercialize apixaban, an oral anticoagulant compound discovered by BMS. We made an up-front payment to BMS of $250 million and additional payments to BMS related to product development efforts, which are included in Research and development expenses for the nine months ended September 30, 2007. We may also make additional payments of up to $750 million to BMS based on development and regulatory milestones. In a separate agreement, we are also collaborating with BMS on the research, development and commercialization of a Pfizer discovery program, which includes preclinical compounds with potential applications for the treatment of metabolic disorders, including diabetes. We exited research efforts in the area of obesity during the third quarter of 2008.

•

In the second quarter of 2007, we agreed with OSI Pharmaceuticals, Inc. (OSI) to terminate a 2002 collaboration agreement to co-promote Macugen, for the treatment of age-related macular degeneration, in the U.S. We also agreed to amend and restate a 2002 license agreement for Macugen, and to return to OSI all rights to develop and commercialize Macugen in the U.S. In return, OSI granted us an exclusive right to develop and commercialize Macugen in the rest of the world.

•

In the first quarter of 2007, we acquired BioRexis Pharmaceutical Corp. (BioRexis), a privately held biopharmaceutical company with a novel technology platform for developing new protein drug candidates, and Embrex, Inc. (Embrex), an animal health company that possesses a unique vaccine delivery system known as Inovoject that improves consistency and reliability by inoculating chicks while they are still inside the egg. In connection with these and other small acquisitions, we recorded $283 million in Acquisition-related in-process research and development charges.

The following transactions were not completed as of the end of the third quarter of 2008, and are not reflected in our consolidated financial statements as of September 28, 2008:

•

In October 2008, we received a one-time cash payment of $425 million, pre-tax, in exchange for the termination of a license agreement, including the right to receive future royalties.  These proceeds will be included in Other (income)/deductions - net in the fourth quarter of 2008.

•

In the fourth quarter of 2008, we concluded the acquisition of a number of animal health product lines from Schering-Plough Corporation for sale in the European Economic Area in the following categories: swine e.coli vaccines; equine influenza and tetanus vaccines; ruminant neonatal and clostridia vaccines; rabies vaccines; companion animal veterinary specialty products; and parasiticides and anti-inflammatories. The cost of acquiring these product lines was approximately $170 million.

•

In September 2008, we announced an agreement with Medivation, Inc. (Medivation) to develop and commercialize Dimebon, Medivation's investigational drug for treatment of Alzheimer's disease and Huntington's disease. Following the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the agreement went into effect in October 2008. Dimebon currently is being evaluated in a Phase III trial in patients with mild-to-moderate Alzheimer's disease. Under the collaboration agreement with Medivation, we made an up-front payment of $225 million in October 2008, which will be included in Research and development expenses in the fourth quarter of 2008. We may also make additional payments of up to $500 million based upon development and regulatory milestones, as well as additional milestone payments based upon the successful commercialization of the product.

Our Cost-Reduction Initiatives

We have made significant progress with our multi-year productivity initiatives, which are designed to increase efficiency and streamline decision-making across the company.

We are generating net cost reductions through site rationalization in research and development (R&D) and manufacturing, reductions in our global sales force, streamlined organizational structures, staff function reductions, increased outsourcing and procurement savings and prioritizing our R&D portfolio. Projects in various stages of completion include:

•

Reorganization of our Field Force - Since 2004, we have reduced our global field force by 13%. Additional savings are being generated from de-layering, eliminating duplicative work and strategically realigning various functions.

•

Strategic Outsourcing - We are undergoing a reorganization within our information technology infrastructure and are also consolidating a number of third-party service providers, thereby reducing labor costs. We expect to generate considerable annual savings and provide consistent global service levels related to information technology.

•

Supply Network Transformation - We are transforming our global manufacturing network into a global strategic supply network, consisting of our internal network of plants together with strategic external manufacturers, and including purchasing, packaging and distribution. As of the end of the third quarter of 2008, we have reduced our internal network of plants from 93 four years ago to 51, which includes the acquisition of seven plants. We plan to reduce our internal network of plants around the world to 43 by the end of 2009. The cumulative impact will be a more focused, streamlined and competitive manufacturing operation, with less than 50% of our former internal plants and more than 47% fewer manufacturing employees, compared to 2003. As part of the transformation to a global strategic supply network, we currently expect to increase outsourced manufacturing of our products from approximately 17% of our products, on a cost basis, to approximately 30% over the next two to three years.

•

Enhanced R&D Productivity - We have taken important steps to prioritize our research and development portfolio to maximize value. After a review of all our therapeutic areas, in September 2008, we announced our decision to exit certain disease areas - anemia, atherosclerosis/hyperlipidemia, bone health/frailty, gastrointestinal, heart failure, liver fibrosis, muscle, obesity, osteoarthritis (disease modifying concepts only) and peripheral arterial disease - and give higher priority to the following disease areas: Alzheimer's disease, diabetes, inflammation/immunology, oncology, pain and psychoses (schizophrenia). We also will continue to work in many other disease areas, such as asthma, chronic obstructive pulmonary disorder, genitourinary, infectious diseases, ophthalmology, smoking cessation, thrombosis and transplant, among others. These decisions will not affect our portfolio of marketed products, the development of compounds currently in Phase III or any launches planned over the next three years.

To increase efficiency and effectiveness in bringing new therapies to patients-in-need, in January 2007, Pfizer Global Research and Development (PGRD) announced a number of actions to transform the division. Of six sites that were identified for exit by PGRD, two (Mumbai, India, and Plymouth Township, Michigan) have been closed. We have ceased R&D operations in Ann Arbor and Kalamazoo, Michigan, and in Nagoya, Japan. On July 1, 2008, the former Pfizer R&D site in Nagoya became the base of operations of an R&D spin-off in which Pfizer retains a small interest. Operations in Amboise, France, have ceased and decommissioning of the Amboise site is now underway. Pfizer concluded the legal process of consultation with the PGRD Amboise Works Council and local authorities in late September 2008. The reorganization of the research and development division has resulted in smaller, more agile units designed to drive the growth of our bigger pipeline and generate more products, without increasing costs.

By the end of 2008, on a constant currency basis (the actual foreign exchange rates in effect during 2006), we now expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $2.0 billion, compared to 2006. As of September 28, 2008, we had achieved $1.7 billion of the target. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

REVENUES

Worldwide revenues by segment and geographic area for the third quarter and first nine months of 2008 and 2007 follow:

	Three Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30	Sept. 28,		Sept. 30,		wide	U.S.	national
(millions of dollars)	2008	2007	2008	2007	2008		2007		08/07	08/07	08/07

Pharmaceutical	$10,976	$11,036	$4,525	$5,352	$6,451		$5,684		(1)	(15)	14
Animal Health	708	636	303	292	405		344		11	4	17
Other	289	318	80	103	209		215		(9)	(22)	(3)
Total Revenues	$11,973	$11,990	$4,908	$5,747	$7,065	(a)	$6,243	(a)	--	(15)	13

(a)

Includes revenues from Japan of $899 million (7.5% of total revenues) for the three months ended September 28, 2008, and $815 million (6.8% of total revenues) for the three months ended September 30, 2007.

	Nine Months Ended								% Change in Revenues
	Worldwide		U.S.		International				World-		Inter-
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,	Sept. 28,		Sept. 30,		wide	U.S.	national
(millions of dollars)	2008	2007	2008	2007	2008		2007		08/07	08/07	08/07

Pharmaceutical	$32,933	$32,722	$14,048	$16,287	$18,885		$16,435		1	(14)	15
Animal Health	2,042	1,854	812	810	1,230		1,044		10	--	18
Other	975	972	325	341	650		631		--	(5)	3
Total Revenues	$35,950	$35,548	$15,185	$17,438	$20,765	(b)	$18,110	(b)	1	(13)	15

(b)

Includes revenues from Japan of $2.7 billion (7.5% of total revenues) for the nine months ended September 28, 2008, and $2.4 billion (6.8% of total revenues) for the nine months ended September 30, 2007.

Pharmaceutical Revenues

Worldwide Pharmaceutical revenues for the first nine months of 2008 were $32.9 billion, an increase of 1% compared to the first nine months of 2007, due primarily to:

•

an aggregate increase in revenues from products launched since 2006, particularly Sutent and Chantix, of $348 million in the first nine months of 2008, and from many in-line products, including Lyrica, which increased 48% in the first nine months of 2008; and

•

the weakening of the U.S. dollar relative to many foreign currencies, especially the euro, Japanese yen and Canadian dollar, which increased Pharmaceutical revenues by approximately $1.8 billion, or 6%, in the first nine months of 2008, partially offset by:

•	a decrease in revenues for Zyrtec/Zyrtec D of $1.1 billion in the first nine months of 2008, primarily due to the loss of U.S. exclusivity and cessation of selling this product in January 2008;

•	a decrease in revenues for Norvasc of $649 million in the first nine months of 2008, primarily due to the loss of U.S. exclusivity in March 2007;

•

an increase in rebates in the first nine months of 2008 due to a 2007 favorable adjustment recorded in the first quarter of 2007 based on the actual claims experienced under the Medicare Act, as well as the impact of our contracting strategies with both government and non-government entities in the U.S.;

•	a decrease in revenues for Lipitor in the U.S. of $614 million in the first nine months of 2008, primarily resulting from competitive pressures from generics, among other factors;

•	a decrease in revenues for Camptosar in the U.S. of $311 million in the first nine months of 2008, primarily due to the loss of U.S. exclusivity in February 2008; and

•

an adjustment to the prior years' liabilities for product returns of $217 million recorded in the third quarter of 2008 (see the "Certain Charges: B. Adjustment of Prior Years' Liabilities for Product Returns" section of this MD&A).

Worldwide Pharmaceutical revenues for the third quarter of 2008 were $11.0 billion, a decrease of 1% compared to the third quarter of 2007, due primarily to the factors discussed above and lower sales of Chantix in the third quarter of 2008, which were negatively impacted by the changes to its U.S. label in prior 2008 quarters.

Geographically,

•

in the U.S., Pharmaceutical revenues decreased 15% in the third quarter of 2008, compared to the third quarter of 2007, and decreased 14% in the first nine months of 2008, compared to the first nine months of 2007, primarily due to the effect of the loss of exclusivity of Norvasc, Zyrtec/Zyrtec D and Camptosar, an adjustment to the prior years' liabilities for product returns (approximately $160 million), higher rebates, lower sales of Lipitor, and lower sales of Chantix, which were negatively impacted by the changes to its U.S. label in prior 2008 quarters, partially offset by the increase in revenues from products launched since 2006, except for Chantix, and from many in-line products; and

•

in our international markets, Pharmaceutical revenues increased 14% in the third quarter of 2008, compared to the third quarter of 2007, and increased 15% in the first nine months of 2008, compared to the first nine months of 2007, primarily due to the favorable impact of foreign exchange on international revenues of approximately $570 million (5%) in the third quarter of 2008 and $1.8 billion (6%) in the first nine months of 2008, revenues from some of our products launched since 2006, as well as growth of certain in-line products, partially offset by an adjustment to the prior years' liabilities for product returns (approximately $60 million).

During the third quarter of 2008, international Pharmaceutical revenues grew to represent 58.8% of total Pharmaceutical revenues, compared to 51.5% in the third quarter of 2007. For the first nine months of 2008, international Pharmaceutical revenues grew to represent 57.3% of total Pharmaceutical revenues, compared to 50.2% in the first nine months of 2007. These increases have been fueled by higher volumes and the favorable impact of foreign exchange, despite pricing pressures in international markets.

Effective August 1, 2008, May 2, 2008, January 1, 2008, July 13, 2007, and January 1, 2007, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, primarily representing rebates and discounts to government agencies, wholesalers and managed care organizations, with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment is required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. (See the "Certain Charges: B. Adjustment of Prior Years' Liabilities for Product Returns" section of this MD&A.) On a quarterly basis, our adjustments to actual results generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates under Medicaid and related state programs reduced revenues by $113 million in the third quarter of 2008, compared to $141 million in the third quarter of 2007, and $356 million in the first nine months of 2008, compared to $392 million in the first nine months of 2007. The decreases in rebates under Medicaid and related state programs were due primarily to lower sales of Norvasc and Zyrtec/Zyrtec D, both of which lost exclusivity in the U.S., partially offset by the impact of price increases on January 1, 2008, May 2, 2008, and August 1, 2008.

Rebates under Medicare reduced revenues by $201 million in the third quarter of 2008, compared to $121 million in the third quarter of 2007, and $623 million in the first nine months of 2008, compared to $321 million in the first nine months of 2007. The increases in Medicare rebates were due primarily to the impact of our contracting strategies and a favorable adjustment recorded in the first quarter of 2007 based on the actual claims experienced under the Medicare Act.

Performance-based contract rebates reduced revenues by $468 million in the third quarter of 2008, compared to $383 million in the third quarter of 2007, and $1.4 billion in the first nine months of 2008, compared to $1.2 billion in the first nine months of 2007. The increases in performance-based contract rebates were due to the impact of our contracting strategies, primarily related to Lipitor, partially offset by lower sales of Norvasc, Camptosar and Zyrtec/Zyrtec D. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $431 million in the third quarter of 2008, compared to $420 million in the third quarter of 2007, and $1.4 billion in the first nine months of 2008, compared to $1.1 billion in the first nine months of 2007. Chargebacks were impacted by the launch of certain generic products, including amlodipine besylate after Norvasc lost U.S. exclusivity in March 2007.

Our accruals for Medicaid rebates, Medicare rebates, contract rebates and chargebacks totaled $1.5 billion as of September 28, 2008, an increase from $1.4 billion as of December 31, 2007, due primarily to the impact of our contracting strategies and increased pricing pressures.

Pharmaceutical--Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follows:

		Three Months Ended		Nine Months Ended
(millions of dollars) Product	Primary Indications	Sept. 28, 2008	% Change from 2007	Sept. 28, 2008	% Change from 2007
Cardiovascular and metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$3,142	(1)%	$9,255	-- %
Norvasc	Hypertension	562	(12)	1,702	(28)
Chantix/Champix	An aid to smoking cessation	182	(24)	666	10
Caduet	Reduction of LDL cholesterol and hypertension	148	(1)	441	7
Cardura	Hypertension/Benign prostatic hyperplasia	125	6	378	--
Central nervous system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	675	45	1,871	48
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	258	13	731	18
Zoloft	Depression and certain anxiety disorders	135	9	408	3
Aricept(a)	Alzheimer's disease	131	30	356	25
Neurontin	Epilepsy and post-herpetic neuralgia	102	(4)	295	(8)
Xanax/Xanax XR	Anxiety/Panic disorders	91	7	267	12
Relpax	Migraine headaches	83	2	240	4
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	625	8	1,825	10
Infectious and respiratory diseases:
Zyvox	Bacterial infections	281	21	832	20
Vfend	Fungal infections	189	17	547	20
Zithromax/Zmax	Bacterial infections	91	2	320	(3)
Diflucan	Fungal infections	93	(3)	280	(10)
Urology:
Viagra	Erectile dysfunction	509	13	1,432	13
Detrol/Detrol LA	Overactive bladder	298	1	901	4
Oncology:
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	226	49	627	57
Camptosar	Metastatic colorectal cancer	122	(50)	451	(37)
Aromasin	Breast cancer	121	19	342	19
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	450	12	1,291	12
Endocrine disorders:
Genotropin	Replacement of human growth hormone	225	5	669	8
All other:
Zyrtec/Zyrtec D	Allergies	--	*	125	(90)
Alliance revenues:
Aricept, Macugen, Exforge, Olmetec, Rebif and Spiriva	Alzheimer's disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), hypertension (Exforge and Olmetec), multiple sclerosis (Rebif), chronic obstructive pulmonary disease (Spiriva)	571	25	1,622	30

(a) Represents direct sales under license agreement with Eisai Co., Ltd.
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Pharmaceutical -- Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used prescription treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $3.1 billion in the third quarter of 2008, a decrease of 1%, compared to the same period in 2007, and $9.3 billion in the first nine months of 2008, which was comparable to the same period in 2007. These results reflect the favorable impact of foreign exchange, which increased revenues by approximately $130 million, or 4%, in the third quarter of 2008 and by approximately $430 million, or 5%, in the first nine months of 2008. In the U.S., revenues of $1.6 billion in the third quarter of 2008 declined 13% compared to the same period in 2007 and, in the first nine months of 2008, revenues of $4.7 billion declined 12% compared to the same period in 2007. Internationally, Lipitor revenues in the third quarter of 2008 increased 16%, with 10% due to the favorable impact of foreign exchange, and in the first nine months of 2008 increased 16% compared to the same period in 2007, with 11% due to the favorable impact of foreign exchange.

The decrease in Lipitor worldwide revenues in the third quarter of 2008 compared to the same period in 2007, was driven by a combination of factors, including the following:

	•	the impact of an intensely competitive lipid-lowering market with competition from multi-source generic simvastatin and branded products in the U.S;

	•	increased payer pressure in the U.S.; and

•

slower growth in the lipid-lowering market, due in part to a slower rate of growth in the Medicare Part D population and heightened overall patient cost-sensitivity in the U.S. amid the slowdown in the economy, resulting in a softening overall market demand, partially offset by:

• the favorable impact of foreign exchange; and

• operating growth internationally.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent and product litigation relating to Lipitor.

•

Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc has also experienced patent expirations in most E.U. countries but maintains exclusivity in Canada. Norvasc worldwide revenues in the first nine months of 2008 decreased 28% compared to the same period in 2007.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Norvasc.

•

Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006 and in select E.U. markets in December 2006. Chantix/Champix continues to demonstrate strong uptake internationally, with more than seven million patients globally having been prescribed the medicine since its launch. Chantix has been either approved or launched in all major markets. Chantix/Champix recorded worldwide revenues of $182 million in the third quarter of 2008, a decrease of 24%, compared to the same period in 2007, and $666 million in the first nine months of 2008, an increase of 10%, compared to the same period in 2007. In the U.S., revenues of $96 million in the third quarter of 2008 declined 49% compared to the same period in 2007, and revenues of $398 million in the first nine months of 2008 declined 20% compared to the same period in 2007, due primarily to changes to the Chantix U.S. label in prior 2008 quarters. Internationally, revenues of $86 million in the third quarter of 2008 increased 60% compared to the same period in 2007, and revenues of $268 million in the first nine months of 2008 increased 157% compared to the same period in 2007, due primarily to launches in additional countries and continued growth in the U.K., France, Spain, Canada and Belgium.

In May 2008, we updated the Chantix label in the U.S. to provide further guidance about the use of Chantix. The updated label advises that patients should stop taking Chantix and contact their healthcare provider immediately if agitation, depressed mood, or changes in behavior that are not typical for them are observed, or if they develop suicidal thoughts or suicidal behavior. The addition of the warning to Chantix's label in the U.S. has unfavorably impacted recent U.S. prescription trends and U.S. revenues for the product. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking. In September 2008, the U.S. branded direct-to-consumer campaign was relaunched with print, television and web advertising.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain product litigation relating to Chantix.

•

Caduet, a single pill therapy combining Norvasc and Lipitor, recorded worldwide revenues of $441 million, an increase of 7% for the first nine months of 2008, compared to the same period in 2007, due primarily to growth in new launch countries, partially offset by lower revenues in the U.S., due to the introduction of generic amlodipine besylate and increased competition in the hypertension market. A more focused message platform and highly targeted consumer campaign have recently stabilized the rate of new patient starts in the U.S.

•

Lyrica, for the treatment of epilepsy, post-herpetic neuralgia (PHN) and diabetic peripheral neuropathy (DPN), and fibromyalgia, in the U.S., and for neuropathic pain and general anxiety disorder (GAD) outside the U.S., recorded worldwide revenues of $1.9 billion in the first nine months of 2008, an increase of 48%, compared to the same period in 2007. In June 2007, Lyrica was approved in the U.S. for the management of fibromyalgia, one of the most common chronic, widespread pain conditions. This approval represents a breakthrough for the more than six million Americans who suffer from this debilitating condition who previously had no FDA-approved treatment. We are using a broad-based, multi-channel campaign in the U.S. to educate patients and prescribers on fibromyalgia and Lyrica, including webcasts, adherence programs and call centers. Active promotion is also underway to expand Lyrica's leadership in the treatment of PHN and DPN. Lyrica is now the leading branded treatment for fibromyalgia, PHN and DPN in the U.S.

In July 2008, an FDA advisory committee concurred with the FDA's finding of a potential increased signal regarding suicidal thoughts and behavior for the class of 11 epilepsy drugs reviewed, including Lyrica and Neurontin. However, the committee determined that the available data did not warrant black box labeling as had been recommended by the FDA. While the FDA is not required to follow the committee's recommendation, and some form of labeling proposal by the FDA is likely for epilepsy drugs as a class, we are encouraged by the committee's vote against a boxed warning. We have conducted an extensive review of controlled clinical trials and post-marketing reports for Lyrica and Neurontin, and they showed no evidence of an increased signal regarding suicidal thoughts and behavior. We believe that our current labeling for Lyrica and Neurontin appropriately reflects their benefit-risk profiles.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the first nine months of 2008, Geodon worldwide revenues grew 18%, compared to the same period in 2007. Geodon is supported by Pfizer's recently launched psychiatric field force and Geodon's efficacy and favorable metabolic profile, especially in moderately ill patients.

•

Celebrex, for the treatment of osteoarthritis and rheumatoid arthritis and acute pain, experienced a 10% increase in worldwide revenues to $1.8 billion in the first nine months of 2008, supported by continued educational and promotional efforts highlighting Celebrex's efficacy and safety profile.

See Part II - Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain product litigation relating to Celebrex.

•

Zyvox is the world's best-selling branded antibiotic for serious gram-positive infections caused by Methicillin-resistant Staphylococcus-aureus (MRSA) in adults and children, which increasingly are attributable to drug-resistant bacteria in hospitals and, more recently, in the community setting. Zyvox is an appropriate first-line therapy for patients with serious complicated skin and skin structure infections or nosocomial pneumonia known or suspected to be caused by gram-positive pathogens, including MRSA infection, with the flexibility of an intravenous and oral regimen. Zyvox works with a unique mechanism of action, which minimizes the potential for cross-resistance with other antibiotic classes, and thus has the potential to effectively treat MRSA infection despite growing resistance to other important antibiotics. Zyvox worldwide revenues grew 20% to $832 million in the first nine months of 2008.

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

•

Viagra remains the leading treatment worldwide for erectile dysfunction and one of the world's most recognized pharmaceutical brands after more than a decade. Viagra revenues grew 13% worldwide in the first nine months of 2008 compared to the same period in 2007. In 2008, we are celebrating Viagra's 10-year anniversary with a new, differentiated campaign, Viva Viagra, which aims to better educate and motivate men with erectile dysfunction to seek treatment and also to enhance physician and consumer understanding of the benefit-risk profile of Viagra.

•

Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once daily. Worldwide Detrol/Detrol LA revenues grew 4% to $901 million in the first nine months of 2008, compared to the same period in 2007. Detrol/Detrol LA continues to lead the overactive bladder market and perform well in an increasingly competitive marketplace. In the U.S., Detrol/Detrol LA's new prescription share has declined 3% in the first nine months of 2008 compared to the same period in 2007. To address this trend, we are implementing our new customer-focused physician messaging campaign, which highlights the meaningful relief that Detrol/Detrol LA can provide to patients.

•

Sutent, for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate, was launched in the U.S. in January 2006. It has now been launched in all major markets, including Japan, where it was approved in April 2008 for the treatment of GIST, after failure of imatinib treatment due to resistance, and for renal cell carcinoma not indicated for curative resection and mRCC. Sutent recorded $627 million in worldwide revenues in the first nine months of 2008, an increase of 57% compared to the same period in 2007. We continue to drive growth in the U.S. and internationally, supported by cost-effectiveness data and landmark efficacy data in first-line mRCC - including 2-year survival data, which represents the longest median overall survival of any agent in this setting, as well as through strong promotional efforts and the promotion of access and health care coverage.

•

Camptosar, indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin, lost exclusivity in the U.S. in February 2008. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed despite following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Worldwide revenues in the first nine months of 2008 decreased 37% to $451 million, compared to the same period in 2007. The National Comprehensive Cancer Network, an alliance of 21 of the world's leading cancer centers, has issued guidelines for the treatment of advanced colorectal cancer that include Camptosar as an option across all lines of therapy.

•

Xalatan, a prostaglandin used to lower intraocular pressure associated with glaucoma and ocular hypertension, is the world's leading branded glaucoma medicine. Xalatan's proven clinical benefits and studies demonstrating long-term safety should support the continued growth of this important medicine. Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker, is available primarily in European markets. Xalatan/Xalacom worldwide revenues grew 12% in the first nine months of 2008 compared to the same period in 2007.

•

Genotropin, the world's leading human growth hormone, is used in children for the treatments of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), and also used in treatments for adults with growth hormone deficiency. Genotropin worldwide revenues grew 8% in the first nine months of 2008 to $669 million, compared to the same period in 2007, driven by its broad platform of innovative injection-delivery devices.

•

Zyrtec/Zyrtec D allergy medicines experienced a 90% decline in worldwide revenues in the first nine months of 2008, compared to the first nine months of 2007, following the loss of U.S. exclusivity in January 2008. Since we sold our rights to market Zyrtec/Zyrtec D over-the-counter in connection with the sale of our Consumer Healthcare business, we ceased selling this product in late January 2008.

Animal Health

Revenues of our Animal Health business follow:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	% Change	Sept. 28, 2008	Sept. 30, 2007	% Change

Livestock products	$436	$387	13%	$1,251	$1,122	11%
Companion animal products	272	249	9	791	732	8
Total Animal Health	$708	$636	11	$2,042	$1,854	10

Our Animal Health business is one of the largest in the world.

The increases in Animal Health revenues in the third quarter and first nine months of 2008, compared to the same periods in 2007, were primarily due to the impact of foreign exchange, which increased revenues by 6% in both the third quarter of 2008 and the first nine months of 2008.

Our revenue performance was also positively impacted by the following:

•

for livestock products, the continued good performance of our cattle biologicals and intramammaries franchises in the third quarter and first nine months of 2008, as well as revenues from Embrex, which we acquired in the first quarter of 2007; and

•

for companion animal products, the good performances of Revolution (a parasiticide for dogs and cats), and new product launches, such as Convenia (first-in-class single-dose treatment antibiotic therapy for dogs and cats) and Cerenia (treatment and prevention of vomiting in dogs).

Product Developments

We continue to invest in R&D to provide future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products, and we have taken important steps to prioritize our research and development portfolio to maximize value. After a review of all our therapeutic areas, in September 2008, we announced our decision to exit certain disease areas - anemia, atherosclerosis/hyperlipidemia, bone health/frailty, gastrointestinal, heart failure, liver fibrosis, muscle, obesity, osteoarthritis (disease modifying concepts only) and peripheral arterial disease - and give higher priority to the following disease areas: Alzheimer's disease, diabetes, inflammation/immunology, oncology, pain and psychoses (schizophrenia). We also will continue to work in many other disease areas, such as asthma, chronic obstructive pulmonary disorder, genitourinary, infectious diseases, ophthalmology, smoking cessation, thrombosis and transplant, among others. These decisions will not affect our portfolio of marketed products, the development of compounds currently in Phase III or any launches planned over the next three years. Notwithstanding our efforts, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the E.U. and Japan.

Recent FDA Approvals:

Product	Indication	Date Approved

Toviaz (fesoterodine)	Treatment of overactive bladder	October 2008

Zmax	Community-acquired pneumonia - Pediatric filing	October 2008

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Geodon	Treatment of bipolar disorders - Pediatric filing	October 2008

Fablyn (lasofoxifene)	Treatment of osteoporosis	December 2007

Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007

Zmax	Treatment of bacterial infections--sustained release--acute otitis media (AOM) and sinusitis - Pediatric filing	November 2006

Vfend	Treatment of fungal infections - Pediatric filing	June 2005

Thelin	Treatment of pulmonary arterial hypertension (PAH)	May 2005

We received "not-approvable" letters from the FDA for Fablyn (lasofoxifene) for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We submitted a new NDA for the treatment of osteoporosis in post-menopausal women in December 2007, including the three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study in support of the new NDA. In September 2008, nine of the 13 members of an FDA advisory committee concluded that there is a population of women with post-menopausal osteoporosis for which the benefit of treatment with Fablyn is likely to outweigh the risks. The FDA action date for Fablyn is January 19, 2009.

In September 2008, we received a "complete response" letter from the FDA for the Spiriva Respimat submission. The FDA is seeking additional data and we are working with the FDA to provide the additional information.

In September 2007, we received an "approvable" letter from the FDA for Zmax that sets forth requirements to obtain approval for the pediatric AOM indication based on pharmacokinetic data. A supplemental filing for pediatric AOM and sinusitis remains under review.

In December 2005, we received an "approvable" letter from the FDA for our Vfend pediatric filing, which sets forth the additional requirements for approval. We have been systematically working through these requirements and addressing the FDA's concerns.

On June 10, 2008, we completed the acquisition of Encysive, including Thelin. On June 15, 2007, Encysive received a third "approvable" letter from the FDA for Thelin for the treatment of PAH. We plan to commence an additional Phase III clinical trial in patients with PAH during the fourth quarter of 2008 to address the concerns of the FDA regarding efficacy as reflected in that letter.

In September 2008, we announced that we would globally withdraw all dalbavancin marketing applications for the treatment of complicated skin and skin structure gram-positive bacterial infections in adults, including the U.S. NDA and the European marketing authorization application. We plan to conduct an additional Phase III clinical trial to support planned future regulatory submissions. A pediatric program with dalbavancin is also planned.

Regulatory Approvals and Filings in the E.U. and Japan:

Product	Description of Event	Date Approved	Date Submitted

Geodon	Application submitted in the E.U. for pediatric bipolar disorders	--	October 2008

rifabutin	Approval in Japan for mycobacterium infection	July 2008	--

Macugen	Approval in Japan for treatment of age-related macular degeneration	July 2008	--

Lyrica	Application submitted in Japan for the treatment of pain associated with post-herpetic neuralgia	--	May 2008
	Application submitted in the E.U. for the treatment of fibromyalgia	--	March 2008

Sutent	Approval in Japan for treatment of mRCC and GIST	April 2008	--

maraviroc	Application submitted in Japan for HIV in treatment-experienced patients.	--	February 2008

Xalacom	Application submitted in Japan for the treatment of glaucoma	--	February 2008

sildenafil	Approval in Japan for treatment of PAH	January 2008	--

Zithromac	Application submitted in Japan for bacterial infections	--	January 2008

Fablyn/(lasofoxifene)	Application submitted in the E.U. for the treatment of osteoporosis	--	January 2008

Chantix/Champix	Approval in Japan as an aid to smoking cessation	January 2008	--

Caduet	Application submitted in Japan for hypertension	--	November 2007

Celebrex	Application submitted in Japan for treatment of lower-back pain	--	February 2007

Ongoing or planned clinical trials for additional uses and dosage forms for our in-line products include:

Product	Indication

Celebrex	Acute gouty arthritis

Eraxis/Vfend Combination	Aspergillosis fungal infections

Geodon/Zeldox	Bipolar relapse prevention; adjunctive use in bipolar depression

Lyrica	Epilepsy monotherapy; post-operative pain; GAD; restless legs syndrome

Macugen	Diabetic macular edema

Revatio	Pediatric pulmonary arterial hypertension

Selzentry/Celsentri	HIV in CCR5-tropic treatment-naïve patients

Sutent	Breast cancer; colorectal cancer; non-small cell lung cancer; prostate cancer; liver cancer

Zithromax/chloroquine	Malaria

New drug candidates in late-stage development include: axitinib, a multi-targeted kinase inhibitor for the treatment of pancreatic cancer and renal cell carcinoma; Dimebon, a novel mitochondrial protectant and enhancer being developed in partnership with Medivation for the treatment of Alzheimer's disease; PD-332334, an alpha2delta ligand compound for the treatment of GAD; esreboxetine, for the treatment of fibromyalgia; dalbavancin, for the treatment of skin and skin structure infections; CP-751871, an anti-insulin-like growth factor receptor 1 (IGF1R) human monoclonal antibody for the treatment of non-small cell lung cancer; and apixaban for the prevention and treatment of venous thromboembolism and the prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with BMS.

In November 2008, we terminated the development program for CP-945,598, a cannabinoid-1 receptor antagonist for the treatment of obesity, based on changing regulatory perspectives on the benefit-risk profile of the cannabinoid-1 class and likely new regulatory requirements for approval.

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

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 54% in the third quarter of 2008, while revenues were flat in the third quarter of 2008, compared to the same period in 2007. Cost of sales decreased 26% in the first nine months of 2008, while revenues increased 1% in the first nine months of 2008, compared to the same period in 2007. Cost of sales as a percentage of revenues in the third quarter of 2008 decreased 20.8 percentage points compared to the same period in 2007, and decreased 6.4 percentage points in the first nine months of 2008, compared to the same period in 2007, reflecting:

•	a $2.6 billion charge recorded in the third quarter of 2007 related to our decision to exit Exubera (see the "Certain Charges: C. Exubera" section of this MD&A); and

•	savings related to our cost-reduction initiatives,

partially offset by:

•	the unfavorable impact of foreign exchange on expenses;

•	unfavorable changes in geographic mix; and

•	the impact of higher implementation costs associated with our cost-reduction initiatives of $520 million in the first nine months of 2008, compared to $437 million in the first nine months of 2007.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses decreased 7% in the third quarter of 2008, compared to the third quarter of 2007, and 1% in the first nine months of 2008, compared to the first nine months of 2007, which reflects:

•	savings related to our cost-reduction initiatives; and

•	an $83 million charge recorded in the third quarter of 2007 related to our decision to exit Exubera (see the "Certain Charges: C. Exubera" section of this MD&A),

partially offset by:

•	the unfavorable impact of foreign exchange on expenses; and

•

the impact of higher implementation costs associated with our cost-reduction initiatives of $95 million in the third quarter of 2008, compared to $70 million in the third quarter of 2007, and $270 million in the first nine months of 2008, compared to $198 million in the first nine months of 2007.

Research and Development Expenses

Research and development (R&D) expenses decreased 6% in the third quarter of 2008, compared to the third quarter of 2007, and 3% in the first nine months of 2008, compared to the first nine months of 2007, which reflects:

•

the up-front payment to BMS of $250 million and additional payments to BMS related to product development efforts, in connection with our collaboration to develop and commercialize apixaban, recorded in the second quarter of 2007;

•	a $131 million charge recorded in the third quarter of 2007 related to our decision to exit Exubera (see the "Certain Charges: C. Exubera" section of this MD&A);

•	the impact of lower implementation costs associated with our cost-reduction initiatives of $108 million in the third quarter of 2008, compared to $130 million in the third quarter of 2007; and

•	savings related to our cost-reduction initiatives,

partially offset by:

•	the impact of higher implementation costs associated with our cost-reduction initiatives of $348 million in the first nine months of 2008, compared to $292 million in the first nine months of 2007;

•	higher R&D spending related to clinical trials for our expanded Phase III portfolio; and

•	the unfavorable impact of foreign exchange on expenses.

Acquisition-Related In-Process Research and Development Charges

The estimated fair value of Acquisition-related in-process research and development charges (IPR&D) is expensed at acquisition date. IPR&D of $567 million was recorded in the first nine months of 2008, primarily related to our acquisitions of Encysive, Serenex, CovX, Coley and two smaller acquisitions related to Animal Health. IPR&D of $283 million was recorded in the first nine months of 2007, primarily related to our acquisitions of BioRexis and Embrex.

Cost-Reduction Initiatives

In connection with our cost-reduction initiatives, our management has performed a comprehensive review of our processes, organizations, systems and decision-making procedures in a company-wide effort to improve performance and efficiency, to meet the challenges of a changing business environment and to take advantage of the diverse opportunities in the marketplace. We are generating net cost reductions through site rationalization in R&D and manufacturing, streamlined organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings. On October 21, 2008, we announced that, compared to 2006, we now expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $2.0 billion by the end of 2008 on a constant currency basis (the actual foreign exchange rates in effect in 2006). Previously, we expected to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion by the end of 2008, compared to 2006, on a constant currency basis. As of September 28, 2008, we had achieved $1.7 billion of the target. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

The actions associated with our cost-reduction initiatives resulted in restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as accelerated depreciation charges, primarily associated with supply network transformation efforts, and expenses associated with system and process standardization and the expansion of shared services worldwide. (See Notes to Condensed Consolidated Financial Statements - Note 5. Cost-Reduction Initiatives.) The strengthening of the euro and other currencies relative to the dollar, while favorable on Revenues, has had an adverse impact on our total expenses (Cost of sales, Selling, informational and administrative expenses, and Research and development expenses), including the reported impact of these cost-reduction efforts.

We incurred the following costs in connection with our cost-reduction initiatives:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Implementation costs(a)	$378	$373	$1,140	$864
Restructuring charges(b)	338	437	1,077	2,267
Total costs related to our cost-reduction initiatives	$716	$810	$2,217	$3,131

(a)

For the third quarter of 2008, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($95 million), Research and development expenses ($108 million), and Other (income)/deductions - net ($3 million). For the third quarter of 2007, included in Cost of sales ($173 million), Selling, informational and administrative expenses ($70 million), and Research and development expenses ($130 million). For the first nine months of 2008, included in Cost of sales ($520 million), Selling, informational and administrative expenses ($270 million), Research and development expenses ($348 million), and Other (income)/deductions - net ($2 million). For the first nine months of 2007, included in Cost of sales ($437 million), Selling, informational and administrative expenses ($198 million), Research and development expenses ($292 million), and Other (income)/deductions - net ($63 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions - Net

In the third quarter of 2008, we recorded lower net interest income of $186 million, compared to $280 million in the third quarter of 2007, and $488 million in the first nine months of 2008, compared to $814 million in the first nine months of 2007, due primarily to lower net financial assets and lower interest rates. In the third quarter of 2008, we also recorded litigation-related charges of approximately $900 million related to the resolution of certain litigation involving our NSAID pain medicines (see the "Certain Charges: A. Product Litigation - Celebrex and Bextra" section of this MD&A).

PROVISION FOR TAXES ON INCOME

In the second quarter of 2008, we effectively settled certain issues common among multinational corporations with various foreign tax authorities primarily relating to years 2000 through 2005. As a result, we recognized $305 million in tax benefits. Also, in the second quarter of 2008, we sold one of our biopharmaceutical companies, Esperion Therapeutics, Inc. (Esperion), to a newly formed company that is majority-owned by a group of venture capital firms. The sale, for nominal consideration, resulted in a loss for tax purposes that reduced our tax expense by $426 million. This tax benefit is a result of the significant initial investment in Esperion in 2004, primarily reported on the consolidated statement of income as Acquisition-related in-process research and development charges at acquisition date.

Our effective tax rate for continuing operations was a 17.0% cost for the third quarter of 2008, compared to a 25.4% benefit for the third quarter of 2007, and a 13.8% cost for the first nine months of 2008, compared to a 12.7% cost for the first nine months of 2007. The tax rates for 2008 reflect the tax benefits in the second quarter of 2008, as discussed above, offset by higher acquired IPR&D expenses in 2008, which are not deductible for tax purposes. The lower tax rates in 2007 reflect a tax benefit recorded in the third quarter of $681 million related to charges associated with Exubera.

On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act (the Extenders Act) extended the research and development tax credit from January 1, 2008, through December 31, 2009. We estimate that this research and development credit will reduce income tax expense in the fourth quarter of 2008 by approximately $120 million to $150 million.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of our performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, Performance Share Awards grants made in 2006, 2007, 2008 and future years will be paid based on a non-discretionary formula that measures our performance using relative total shareholder return.

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

Reconciliation

A reconciliation between Net income, as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	% Incr./ (Decr.)	Sept. 28, 2008	Sept. 30, 2007	% Incr./ (Decr.)

Reported net income	$2,278	$761	199%	$7,838	$5,420	45%
Purchase accounting adjustments - net of tax	460	559	(18)	1,998	2,003	--
Acquisition-related costs - net of tax	24	(1)	*	30	3	900
Discontinued operations - net of tax	(25)	35	*	(38)	82	*
Certain significant items - net of tax	1,443	2,609	(45)	2,149	4,203	(49)
Adjusted income	$4,180	$3,963	5	$11,977	$11,711	2

* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Purchase accounting adjustments:
Intangible amortization and other(a)	$591	$767	$1,981	$2,374
In-process research and development charges(b)	13	--	567	283
Total purchase accounting adjustments, pre-tax	604	767	2,548	2,657
Income taxes	(144)	(208)	(550)	(654)
Total purchase accounting adjustments - net of tax	460	559	1,998	2,003
Acquisition-related costs:
Integration costs(c)	2	4	3	15
Restructuring charges(c)	26	(3)	33	(7)
Total acquisition-related costs, pre-tax	28	1	36	8
Income taxes	(4)	(2)	(6)	(5)
Total acquisition-related costs - net of tax	24	(1)	30	3
Discontinued operations:
(Income)/loss from discontinued operations	(2)	--	5	--
(Gains)/losses on sales of discontinued operations	4	99	(24)	138
Total discontinued operations, pre-tax	2	99	(19)	138
Income taxes	(27)	(64)	(19)	(56)
Total discontinued operations - net of tax	(25)	35	(38)	82
Certain significant items:
Restructuring charges - cost-reduction initiatives(c)	338	437	1,077	2,267
Implementation costs - cost-reduction initiatives(d)	378	373	1,140	864
Litigation-related matters(e)	936	35	936	61
Returns liabilities adjustment(f)	217	--	217	--
Asset impairment charges and other associated costs(g)	115	2,804	115	2,804
Consumer Healthcare business transition activity(h)	9	(8)	(3)	(24)
Other	38	18	134	43
Total certain significant items, pre-tax	2,031	3,659	3,616	6,015
Income taxes(i)	(588)	(1,050)	(1,467)	(1,812)
Total certain significant items - net of tax	1,443	2,609	2,149	4,203
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$1,902	$3,202	$4,139	$6,291

(a)	Included primarily in Amortization of intangible assets.
(b)

Included in Acquisition-related in-process research and development charges, primarily related to our acquisitions of Serenex, Encysive, CovX, Coley and two smaller acquisitions related to Animal Health in the first nine months of 2008, and BioRexis and Embrex in the first nine months of 2007.

(c)	Included in Restructuring charges and acquisition-related costs.
(d)

For the third quarter of 2008, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($95 million), Research and development expenses ($108 million), and Other (income)/deductions - net ($3 million). For the third quarter of 2007, included in Cost of sales ($173 million), Selling, informational and administrative expenses ($70 million), and Research and development expenses ($130 million). For the first nine months of 2008, included in Cost of sales ($520 million), Selling, informational and administrative expenses ($270 million), Research and development expenses ($348 million), and Other (income)/deductions - net ($2 million). For the first nine months of 2007, included in Cost of sales ($437 million), Selling, informational and administrative expenses ($198 million), Research and development expenses ($292 million), and Other (income)/deductions - net ($63 million income).

(e)

Included in Other (income)/deductions - net and for the third quarter and first nine months of 2008, includes approximately $900 million related to the resolution of certain NSAID litigation.  (See the "Certain Charges: A. Product Litigation - Celebrex and Bextra" section of this MD&A.)

(f)

Included in Revenues and reflects an adjustment to the prior years' liabilities for product returns.  (See the "Certain Charges: B. Adjustment of Prior Years' Liabilities for Product Returns" section of this MD&A.)

(g)

In 2007, these charges primarily related to the decision to exit Exubera and are comprised of approximately $1.1 billion of intangible asset impairments, $661 million of inventory write-offs, $454 million of fixed asset impairments and $584 million of other exit costs.  These charges are primarily included in Cost of sales ($2.6 billion), Selling, informational and administrative expenses ($83 million), and Research and development expenses ($131 million) for the third quarter and first nine months of 2007. (See the "Certain Charges: C. Exubera" section of this MD&A.)

(h)

Included in Revenues ($31 million), Cost of sales ($38 million) and Selling, informational and administrative expenses ($2 million) for the third quarter of 2008. Included in Revenues ($50 million), Cost of sales ($41 million), Selling, informational and administrative expenses ($5 million), and Other (income)/deductions - net ($4 million income) for the third quarter of 2007. Included in Revenues ($137 million), Cost of sales ($131 million) and Selling, informational and administrative expenses ($3 million) for the first nine months of 2008. Included in Revenues ($144 million), Cost of sales ($121 million), Selling, informational and administrative expenses ($12 million), and Other (income)/deductions - net ($13 million income) for the first nine months of 2007.

(i)

Included in Provision/(benefit) for taxes on income and for the first nine months of 2008 includes approximately $426 million recorded in the second quarter of 2008 related to the sale of one of our biopharmaceutical companies (Esperion).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets

Our net financial asset position follows:

(millions of dollars)	Sept. 28, 2008	Dec. 31, 2007

Financial assets:
Cash and cash equivalents	$1,265	$3,406
Short-term investments	24,752	22,069
Short-term loans	849	617
Long-term investments and loans	8,430	4,856
Total financial assets	35,296	30,948
Debt:
Short-term borrowings, including current portion of long-term debt	9,193	5,825
Long-term debt	7,152	7,314
Total debt	16,345	13,139
Net financial assets	$18,951	$17,809

We rely largely on operating cash flow, short-term investments, long-term debt and short-term commercial paper borrowings to provide for the working capital needs of our operations, including our R&D activities. We continue to believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.

Investments

Our short-term and long-term investments consist primarily of high-quality, investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of financial assets increased in the first nine months of 2008 as a result of strong operating cash flow.

Credit Ratings

Two major corporate debt-rating organizations, Moody's Investors Service (Moody's) and Standard & Poor's (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by these rating agencies to our senior unsecured non-credit enhanced long-term debt and commercial paper issued directly by us:

		Long-Term-Debt		Date of
Name of Rating Agency	Commercial Paper	Rating	Outlook	Last Action

Moody's	P-1	Aa1	Negative	October 2007
S&P	A1+	AAA	Negative	December 2006

Our access to financing at favorable rates would be affected by a substantial downgrade in our credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of September 28, 2008, we had access to $7.4 billion of lines of credit, of which $5.1 billion expire within one year. Of these lines of credit, $7.3 billion are unused, of which our lenders have committed to loan us $6.0 billion at our request. $6.0 billion of the unused lines of credit, of which $4.0 billion expire in 2009 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic "shelf registration" process available to "well-known seasoned issuers" and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances.

Changes in Global Financial Markets

Beginning near the end of the third quarter of 2008, dramatic changes in the global financial markets weakened global economic conditions. These changes have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to the capital markets and available lines of credit and revolving-credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. However, as markets change, we will continue to monitor our liquidity position.

Goodwill and Other Intangible Assets

As of September 28, 2008, Goodwill totaled $21.4 billion (19% of our total assets) and other identifiable intangible assets, net of accumulated amortization, totaled $19.0 billion (16% of our total assets). As of September 28, 2008, finite-lived intangible assets, net, include $15.1 billion related to developed technology rights and $524 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

The developed technology rights primarily represent the amortized value of the commercialized products included in our Pharmaceutical segment that we acquired in connection with our Pharmacia acquisition in 2003. We acquired a well-diversified portfolio of developed technology rights across the therapeutic categories displayed in the table of major Pharmaceutical products in the "Revenues" section of this MD&A. The valuation of developed technology rights is derived from multiple cash flow streams, some of which are more certain than others. While the Arthritis and Pain therapeutic category represents about 29% of the total value of developed technology rights as of September 28, 2008, the balance of the value is evenly distributed across the following Pharmaceutical therapeutic product categories: Ophthalmology; Oncology; Urology; Infectious and Respiratory Diseases; Endocrine Disorders categories; and, as a group, the Cardiovascular and Metabolic Diseases, Central Nervous System Disorders and All Other categories.

At least annually, we review all of our intangible assets, including goodwill, for impairment. Our reviews for impairment begin with a determination of whether there are events or circumstances that could lead to the impairment of an asset, such as unexpected competition or an adverse change in legal factors or the pharmaceutical business climate. If impairment triggers are present, we perform detailed impairment reviews. For goodwill, we generally use the "market approach" to estimate the fair value of each business segment (as more fully disclosed in our annual report on Form 10-K). Under this method, we compare the business segment to similar businesses or "guideline" companies whose securities are actively traded in public markets or which have recently been sold in a private transaction. Volatility in securities markets and changes in Pfizer's market capitalization can impact these calculations. In the fourth quarter of 2007, when we completed our last detailed impairment review of goodwill, the fair value of each of our business segments significantly exceeded carrying value. While our detailed impairment review for fiscal 2008 will not be completed until the fourth quarter, despite recent declines in securities markets and a substantial decline in Pfizer's market capitalization in the past year, none of our goodwill is impaired as of September 28, 2008.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	Sept. 28, 2008	Dec. 31, 2007

Cash and cash equivalents and short-term investments and loans	$26,866	$26,092

Working capital(a)	$26,724	$25,014

Ratio of current assets to current liabilities	2.24:1	2.15:1

Shareholders' equity per common share(b)	$10.02	$9.65

(a)	Working capital includes assets held for sale of $186 million as of September 28, 2008, and $114 million as of December 31, 2007.
(b)	Represents total shareholders' equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

The increases in working capital and the ratio of current assets to current liabilities, as of September 28, 2008, compared to December 31, 2007, were primarily due to the timing of accruals, cash receipts and payments in the ordinary course of business.

Net Cash Provided by Operating Activities

During the first nine months of 2008, net cash provided by operating activities was $12.3 billion, compared to $9.6 billion in the same period of 2007. The increase in net cash provided by operating activities was primarily attributable to:

•

lower tax payments ($2.5 billion) in the first nine months of 2008, primarily due to the higher taxes paid in the first quarter of 2007, substantially all of which related to the gain on the sale of our Consumer Healthcare business in December 2006; and

•	the timing of other receipts and payments in the ordinary course of business.

The cash flow line item called Other non-cash adjustments in the first nine months of 2008, compared to the same period in 2007, primarily reflects approximately $520 million of asset write-downs, mainly associated with Assets held for sale.

Net Cash Used in/Provided by Investing Activities

During the first nine months of 2008, net cash used in investing activities was $10.1 billion, compared to $3.6 billion provided by investing activities in the same period in 2007. The decrease in net cash provided by investing activities was primarily attributable to:

•	net purchases of investments of $7.6 billion in the first nine months of 2008, compared to net sales and redemptions of investments of $5.6 billion in the same period in 2007.

Cash flows from derivatives designated as net investment hedges are reported in investing activities.  For the nine months ended September 28, 2008, included in the cash flow line item called Other investing activities, is a $1.2 billion payment by us upon the redemption of a Swedish krona currency swap. However, in a related transaction, this payment was offset by the receipt of cash in our operating activities.

Net Cash Used in Financing Activities

During the first nine months of 2008, net cash used in financing activities was $4.3 billion, compared to $12.4 billion in the same period in 2007. The decrease in net cash used in financing activities was primarily attributable to:

•	net borrowings of $2.6 billion in the first nine months of 2008, compared to $568 million in same period in 2007; and

•	purchases of common stock of $500 million in the first nine months of 2008, compared to $7.5 billion in the first nine months of 2007,

partially offset by:

•	cash dividends paid of $6.4 billion in the first nine months of 2008, compared to $6.0 billion in the first nine months of 2007, reflecting an increase in the dividend rate.

In June 2005, we announced a $5 billion share-purchase program. In June 2006, the Board of Directors increased that share-purchase authorization from $5 billion to $18 billion, which is primarily being funded by operating cash flows and a portion of the proceeds from the sale of our Consumer Healthcare business. In January 2008, we announced a new $5 billion share-purchase program, which will be funded by operating cash flows as circumstances warrant.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 28, 2008, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain, under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

As of September 28, 2008, we adopted Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies Statement of Financial Accounting Standards (SFAS) No. 157 and provides an example of determining fair value when the market for a financial asset is not active. The adoption of FASB FSP No. 157-3 did not have significant impact on our consolidated financial statements.

As of January 1, 2008, we adopted on a prospective basis certain required provisions of SFAS No. 157, Fair Value Measurements, as amended by FASB FSP No. 157-2, Effective Date of FASB Statement No. 157. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

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

Recently Issued Accounting Standards, Not Adopted as of September 28, 2008

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. (SFAS 141(R) replaced SFAS No. 141, Business Combinations, originally issued in June 2001.) SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development costs at fair value and requires the expensing of acquisition-related costs as incurred. Generally, SFAS 141(R) is effective on a prospective basis for all business combinations completed on or after January 1, 2009.

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

On October 21, 2008, at current exchange rates, we narrowed our guidance for 2008 revenues to a range of $48.0 billion to $49.0 billion from $47.0 billion to $49.0 billion, and for Adjusted diluted EPS to a range of $2.36 to $2.41 from $2.35 to $2.45. In addition, we lowered our guidance for 2008 reported diluted EPS to a range of $1.61 to $1.71 from $1.73 to $1.88. On October 21, 2008, we also announced that on a constant currency basis, by the end of 2008, we now expect to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $2.0 billion, compared to 2006. Previously, we expected to achieve a net reduction of the pre-tax total expense component of Adjusted income of at least $1.5 billion to $2.0 billion by the end of 2008, compared to 2006, on a constant currency basis. As of September 28, 2008, we had achieved $1.7 billion of the target. (For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.)

As referenced in this section: (i) "current exchange rates" is defined as rates approximating foreign currency spot rates in October 2008 and (ii) "constant currency basis" is defined as the actual foreign exchange rates in effect during 2006.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management's current assessment, of 2008 Adjusted income and Adjusted diluted EPS guidance to 2008 reported Net income and reported diluted EPS guidance, follows:

	Previous Full-Year 2008 Guidance				Revised Full-Year 2008 Guidance
($ billions, except per share amounts)	Net Income(a)		Diluted EPS(a)		Net Income(a)		Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$	15.8-$16.6	~$	2.35-$2.45	~$	15.9-$16.3	~$	2.36-$2.41
Purchase accounting impacts:
Business development transactions completed as of 12/31/07		(2.1)		(0.31)		(1.9)		(0.28)
Business development transactions completed from 1/1/08 through 9/28/08		(0.5)		(0.08)		(0.6)		(0.08)
Costs related to cost-reduction initiatives		(1.6-1.9)		(0.24-0.29)		(1.6-1.9)		(0.24-0.29)
Litigation-related matters(c)		--		--		(0.7)		(0.10)
Returns liabilities adjustment(d)		--		--		(0.1)		(0.02)
Tax benefits related to sale of Esperion		0.4		0.06		0.4		0.06
Other, net		--		--		(0.2)		(0.04)
Reported Net income/diluted EPS guidance	~$	11.7-$12.8	~$	1.73-$1.88	~$	10.9-$11.6	~$	1.61-$1.71

(a)

Excludes the potential effects of business development transactions not completed as of September 28, 2008, and of litigation-related matters not substantially resolved as of September 28, 2008, as we do not forecast those items.

(b)	For an understanding of Adjusted income, see the "Adjusted Income" section of this MD&A.
(c)

Litigation-related matters primarily reflect the resolution of certain litigation involving our NSAID pain medications (see the "Certain Charges: A. Product Litigation - Celebrex and Bextra" section of this MD&A).

(d)	Reflects an adjustment to the prior years' liabilities for product returns (see the "Certain Charges: B. Adjustment of Prior Years' Liabilities for Product Returns" section of this MD&A).

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

•

Uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our lenders, our customers and counterparties to our foreign-exchange and interest-rate agreements of recent and possible future changes in global financial markets and global economic conditions;

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 20 to the consolidated financial statements included in our 2007 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2007; and Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2008 and June 29, 2008. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Lipitor (atorvastatin)

In November 2008, Apotex Inc. (Apotex) notified us that it had filed an abbreviated new drug application with the FDA challenging on various grounds four of our patents for Lipitor, which (with pediatric exclusivity) expire between June 2011 and January 2017. Apotex is not challenging the basic patent, which (with pediatric exclusivity) expires in March 2010.

Norvasc (amlodipine)

As previously reported, certain generic manufacturers are seeking to market their own amlodipine products in Canada and are challenging our Norvasc patent in that country, which expires in August 2010. In April 2008, the Canadian Federal Court in Toronto upheld the validity of our Norvasc patent in our action against Pharmascience Inc. (Pharmascience) and issued an order preventing approval of Pharmascience's generic amlodipine besylate product until the expiration of our patent in August 2010. In May 2008, Pharmascience appealed the decision to the Federal Court of Appeal of Canada. In September 2008, Dr. Reddy's Laboratories Limited (Dr. Reddy's) filed an application with Health Canada also seeking to market a generic product containing amlodipine besylate, and in October 2008 we filed an action in the Canadian Federal Court in Toronto to prevent approval of Dr. Reddy's generic product.

As previously reported, we have filed lawsuits against Pharmascience and Apotex asserting the infringement of our Norvasc patent in connection with their applications with Health Canada seeking to market in Canada products containing amlodipine salt forms that are different from amlodipine besylate, which is used in Norvasc. In September 2008, another generic manufacturer, Novopharm Ltd., filed a similar application with Health Canada.

Product Litigation

Rezulin

As previously reported, an action was filed in July 2005 by the Attorney General of the State of Louisiana in the Civil District Court for Orleans Parish, Louisiana, against Warner-Lambert and Pfizer seeking to recover amounts paid by the Louisiana Medicaid program for the purchase of Rezulin and for medical services to treat persons allegedly injured by Rezulin. The action was removed to the U.S. District Court for the Eastern District of Louisiana and thereafter transferred to the Multi-District Litigation (In re Rezulin Product Liability Litigation MDL-1348) pending in the U.S. District Court for the Southern District of New York. That court granted Warner-Lambert's and Pfizer's motion for summary judgment and dismissed the complaint in November 2007, and the Louisiana Attorney General appealed the decision to the U.S. Court of Appeals for the Second Circuit. On August 28, 2008, pursuant to the parties' stipulation, the Second Circuit dismissed the appeal.

Celebrex and Bextra

As previously reported, product liability suits, including purported class actions, were filed against Pfizer in various U.S. federal and state courts and in certain other countries alleging personal injury as a result of the use of Celebrex and/or Bextra. In addition, purported class actions were filed against Pfizer in various U.S. federal and state courts and in certain other countries alleging consumer fraud as a result of alleged false advertising of Celebrex and Bextra and the withholding of information from the public regarding the alleged safety risks associated with Celebrex and Bextra. Subsequently, all of the U.S. federal product liability and consumer fraud actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Celebrex and Bextra Marketing, Sales Practices and Product Liability Litigation MDL-1699) in the U.S. District Court for the Northern District of California.

On October 17, 2008, the Company announced that it has reached agreements in principle to settle the pending U.S. consumer fraud purported class action cases and more than 90% of the known U.S. personal injury claims. The proposed settlements of the pending U.S. consumer fraud purported class action cases are subject to approval by the appropriate courts.

Also as previously reported, the Company has received requests for information and documents in connection with threatened claims concerning the marketing and safety of Bextra and Celebrex from a group of state attorneys general. On October 22, 2008, the Company announced that it has reached agreements to settle the claims of 33 of the 35 states that have asserted claims as well as the District of Columbia. The Company will make a total payment of $60 million to those states and the District of Columbia and adopt compliance measures that complement policies and procedures previously established by the Company.

In connection with all of these settlement agreements and agreements in principle, the Company has recorded a pre-tax charge to earnings of $894 million ($640 million after-tax) in the third quarter of 2008. The charge includes the following pre-tax amounts: (i) approximately $745 million applicable to all known U.S. personal injury claims; (ii) approximately $89 million applicable to the pending U.S. consumer fraud purported class action cases; and (iii) approximately $60 million applicable to the claims of the state attorneys general.

We believe that the charges of approximately $745 million will be sufficient to resolve all known U.S. personal injury claims, including those not being settled at this time. However, additional charges may have to be taken in the future in connection with certain pending claims and unknown claims relating to Celebrex and Bextra.

The Company believes that it has insurance coverage for a portion of the proposed personal injury settlements and is seeking to recover payments to which it believes it is entitled under the applicable insurance policies.

The settlement agreements and agreements in principle and the charge to earnings do not apply to the other previously reported actions relating to Celebrex and Bextra, including the purported class actions alleging the violation of federal securities laws, the purported derivative actions alleging breach of fiduciary duty and the purported class actions alleging the violation of the Employee Retirement Income Security Act of 1974 (ERISA), nor do they apply to the pending investigation by the Department of Justice of the marketing of the Company's COX-2 medicines, particularly Bextra. The Department of Justice investigation could result in the payment of a substantial fine and/or civil penalty.

Lipitor

As previously reported, in 2005, a purported class action on behalf of residents of the Province of Quebec was filed against us in Canada alleging claims relating to the promotion of Lipitor. In September 2008, the court entered an order discontinuing the action without any payment by the Company.

Chantix

In August 2008, an individual filed an action against us in the U.S. District Court for the Southern District of Illinois seeking to represent a nationwide class consisting of all individuals in the United States who have purchased and ingested Chantix. Plaintiff alleges, among other things, that Pfizer disseminated inaccurate sales and marketing information about Chantix that failed to fully disclose Chantix's safety and efficacy profile. Plaintiff alleges violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act as well as a conspiracy to violate the RICO Act and, on behalf of the putative class, seeks a refund of all amounts paid for Chantix in the U.S. as well as treble damages pursuant to the RICO Act. In addition, a number of individual lawsuits have been filed against us in various federal and state courts alleging suicide, attempted suicide and other personal injuries as a result of ingesting Chantix, as well as economic loss. Plaintiffs in these individual actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Chantix.

Tax Matters

The United States is one of our major tax jurisdictions. We are currently appealing two issues related to the IRS' audits of the Pfizer Inc. tax returns for the years 2002 through 2005. The 2006 and 2007 tax years, as well as year-to-date 2008, are currently under audit as part of the IRS Compliance Assurance Process, a real-time audit process. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations. With respect to Pharmacia Corporation, the IRS is currently conducting an audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2007), Japan (2006-2007), Europe (1996-2007), primarily reflecting Ireland, the U.K., France, Italy, Spain, Germany and Puerto Rico (2004-2007).

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2007 Form 10-K, except as follows: Beginning near the end of the third quarter of 2008, dramatic changes in the global financial markets weakened global economic conditions. These changes have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to the capital markets and available lines of credit and revolving-credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity will not be affected by recent and possible future changes in global financial markets and global economic conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer's common stock during the third quarter of 2008:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
June 30, 2008, through July 31, 2008	79,788	$17.51	--	$5,033,723,296
August 1, 2008, through August 31, 2008	21,955	$19.21	--	$5,033,723,296
September 1, 2008, through September 28, 2008	234,054	$19.00	--	$5,033,723,296
Total	335,797	$18.66	--

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

(b)

These columns reflect the following transactions during the third quarter of 2008: (i) the open-market purchase by the trustee of 106,299 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards, (ii) the surrender to Pfizer of 55,856 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, and (iii) the surrender to Pfizer of 173,642 shares of common stock to satisfy tax withholding obligations in connection with vesting of performance-contingent share awards issued to employees.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.	Exhibits.

	1) Exhibit 3	-	Our By-Laws, as amended on October 23, 2008, are incorporated by reference from our Current Report on Form 8-K filed on October 24, 2008

	2) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

	3) Exhibit 15	-	Accountants' Acknowledgment

	4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: November 7, 2008	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

Exhibit 12

PFIZER INC. AND SUBSIDIARY COMPANIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Nine Months Ended Sept. 28,	Year Ended December 31,
(in millions, except ratios)	2008	2007	2006	2005	2004	2003

Determination of earnings:
Income from continuing operations before provision for taxes on income, minority interests and cumulative effect of a change in accounting principles	$9,069	$9,278	$13,028	$10,800	$13,403	$2,781
Less:
Minority interests	18	42	12	12	7	1
Income adjusted for minority interests	9,051	9,236	13,016	10,788	13,396	2,780
Add:
Fixed charges	538	541	642	622	505	438
Total earnings as defined	$9,589	$9,777	$13,658	$11,410	$13,901	$3,218

Fixed charges:
Interest expense (a)	$432	$397	$488	$471	$347	$270
Preferred stock dividends (b)	6	11	14	14	12	10
Rents (c)	100	133	140	137	146	158
Fixed charges	538	541	642	622	505	438

Capitalized interest	35	43	29	17	12	20

Total fixed charges	$573	$584	$671	$639	$517	$458

Ratio of earnings to fixed charges	16.7	16.7	20.4	17.9	26.9	7.0

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

(a)

Interest expense includes amortization of debt premium, discount and expenses. Interest expense does not include interest related to uncertain tax positions of $154 million for the first nine months of 2008; $331 million for 2007; $200 million for 2006; $203 million for 2005; $201 million for 2004; and $180 million for 2003.

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

Exhibit 15

ACCOUNTANTS' ACKNOWLEDGMENT

To the Shareholders and Board of Directors of Pfizer Inc:

We hereby acknowledge our awareness of the incorporation by reference of our report dated November 7, 2008, included within the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 28, 2008, in the following Registration Statements:

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
November 7, 2008

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

Date:  November 7, 2008

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

Date:  November 7, 2008

/s/ Frank A. D'Amelio
Frank A. D'Amelio Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification by the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Jeffrey B. Kindler, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 28, 2008 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Jeffrey B. Kindler
 Jeffrey B. Kindler
Chairman of the Board and Chief Executive Officer
November 7, 2008

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

Exhibit 32.2

Certification by the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U. S. C. Section 1350, I, Frank A. D'Amelio, hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-Q of Pfizer Inc. for the quarter ended September 28, 2008 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, and that the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of Pfizer Inc.

/s/ Frank A. D'Amelio
 Frank A. D'Amelio
Senior Vice President and Chief Financial Officer
November 7, 2008

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