Form 10-K
period 2008-12-31
PFIZER INC
filed 2009-02-27
CIK 78003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2008, was approximately $116 billion. The registrant has no non-voting common stock.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 13, 2009 was 6,745,269,668 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders	Parts I and III

PART I

ITEM 1.	BUSINESS

General

Pfizer Inc. (which may be referred to as Pfizer, the Company, we, us or our) is a research-based, global pharmaceutical company. We discover, develop, manufacture and market leading prescription medicines for humans and animals.

The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

We acquired Esperion Therapeutics, Inc. (Esperion) in February 2004. The acquisition was accounted for as a purchase. Esperion is a biopharmaceutical company focused on the development of high density lipoprotein (HDL)-targeted (“good cholesterol”) therapies for the treatment of cardiovascular disease. In the third quarter of 2008, we sold Esperion. The sale, for nominal consideration, resulted in a loss for tax purposes.

In September 2005, we acquired Vicuron Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of novel anti-infectives. The acquisition was also accounted for as a purchase.

In February 2006, we acquired from sanofi-aventis the worldwide rights to Exubera (inhaled insulin therapy) and the insulin product business and facilities located in Frankfurt, Germany, which were previously jointly owned by the Company and sanofi-aventis. The acquisition was accounted for as a purchase. In the third quarter of 2007, the Company decided to exit Exubera and recorded charges totaling $2.8 billion ($2.1 billion, net of tax).

In May 2006, we completed the acquisition of Rinat Neurosciences Corp., a biologics company with several new central-nervous-system product candidates. The acquisition was accounted for as a purchase.

In December 2006, we completed the acquisition of PowderMed Ltd., a U.K. company which specializes in the emerging science of DNA-based vaccines for the treatment of influenza and chronic viral diseases. The acquisition was accounted for as a purchase.

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

In January 2008, we completed the acquisition of CovX Research LLC, a privately-held biotherapeutics company focused on preclinical oncology and metabolic research and the developer of a technology platform. The acquisition was accounted for as a purchase.

In June 2008, we completed the acquisition of Encysive Pharmaceuticals Inc., a biopharmaceutical company whose area of expertise is the treatment of pulmonary arterial hypertension. The acquisition was accounted for as a purchase.

In June 2008, we also completed the acquisition of Serenex, Inc., a privately-held biotechnology company with a Heat Shock Protein 90 development portfolio. The acquisition was accounted for as a purchase.

On January 26, 2009, we announced that we had entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. The Company and Wyeth expect the transaction to close at the end of the third quarter or during the fourth quarter of 2009.

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

Throughout this 2008 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed with the SEC, including our Proxy Statement for the 2009 Annual Meeting of Shareholders (2009 Proxy Statement) and the 2008 Financial Report (2008 Financial Report), which will be contained in Appendix A to our 2009 Proxy Statement. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2008 Annual Report to Shareholders consists of the 2008 Financial Report and the Corporate and Shareholder Information attached to the 2009 Proxy Statement. Portions of our 2008 Financial Report are filed as Exhibit 13 to this 2008 Form 10-K. On or about March 13, 2009, our 2008 Financial Report and our 2009 Proxy Statement will be available on our website (www.pfizer.com).

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer certifications; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee charters and the Lead Independent Director Charter; and transactions in Pfizer securities by Directors and officers, is available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to Matthew Lepore, Vice President, Chief Counsel-Corporate Governance, Assistant General Counsel, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

Business Segments

We operate in two business segments: Pharmaceutical and Animal Health.

We also operate several other businesses, including the manufacture of gelatin capsules, contract manufacturing and bulk pharmaceutical chemicals. Due to the small size of these businesses, they are grouped into the “Corporate/Other” category of our segment information.

Comparative segment revenues and related financial information for 2008, 2007, and 2006 are presented in the tables captioned Segment and Revenues by Therapeutic Area in Note 20 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2008 Financial Report. The information from those tables in our 2008 Financial Report is incorporated by reference in this 2008 Form 10-K.

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

Pharmaceutical

Our Pharmaceutical business is the largest pharmaceutical business in the world. Each year, Pfizer pharmaceuticals help over 100 million people throughout the world live longer, healthier lives. With medicines across 11 therapeutic areas, we help to treat and prevent many of the most common and most challenging conditions of our time. Our products are in Cardiovascular and Metabolic Diseases; Central Nervous System Disorders; Arthritis and Pain; Infectious and Respiratory Diseases; Urology; Oncology; Ophthalmology; and Endocrine Disorders.

In 2008, Pharmaceutical revenues of $44.2 billion were slightly lower than 2007 revenues, reflecting the negative impact of the loss of U.S. exclusivity for Norvasc (March 2007), Zyrtec (Pfizer ceased selling in January 2008) and Camptosar (February 2008). Solid overall performance from our broad portfolio of patent-protected products such as Lyrica, Sutent and Celebrex, as well as the favorable impact of foreign exchange, were able to partially offset these declines. Revenues from this segment contributed 91.5% of our total revenues in 2008, 91.8% of our total revenues in 2007, and 93.2% in 2006. In 2008, we recorded direct product sales revenues of more than $2 billion for each of Lipitor, Lyrica, Celebrex and Norvasc, and more than $1 billion for each of Viagra, Xalatan/Xalacom, Detrol/Detrol LA, Zyvox and Geodon. A table captioned Revenues—Major Pharmaceutical Products, in our 2008 Financial Report, is incorporated by reference.

Our major pharmaceutical products and certain recently approved products are as follows:

Cardiovascular and Metabolic Diseases

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely-used branded prescription treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world.

•	Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007 and has also experienced patent expirations in most other major markets with the exception of Canada.

•	Caduet is a single pill therapy combining Lipitor and Norvasc for prevention of cardiovascular events.

•

Chantix/Champix is the first new prescription treatment to aid smoking cessation in nearly a decade. It is currently available in most regions of the world. For further information on Chantix/Champix, including label changes in the U.S., see the discussion under the heading Pharmaceutical-Selected Product Descriptions, Chantix/Champix in the Financial Review section of our 2008 Financial Report, which is incorporated by reference.

Central Nervous System Disorders

•

Lyrica was approved by the FDA in 2005 and was marketed for adjunctive therapy for adults with partial onset epileptic seizures as well as for the treatment of two of the most common forms of neuropathic pain—painful diabetic peripheral neuropathy and post-herpetic neuralgia. In June 2007, Lyrica was approved and subsequently launched in the U.S. for the management of fibromyalgia, one of the most common chronic pain conditions. This approval represented a breakthrough for the more than five million Americans who suffer from this debilitating condition who previously had no FDA-approved treatment. Lyrica is also marketed outside the U.S. for neuropathic pain, general anxiety disorder and adjunctive therapy for adults with partial onset epileptic seizures. For further information on Lyrica, including a possible labeling change in the U.S., see the discussion under the heading Pharmaceutical- Selected Product Descriptions, Lyrica in the Financial Review section of our 2008 Financial Report, which is incorporated by reference.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute mania associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation.

•

Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell this medicine in certain other countries.

Arthritis and Pain

•

Celebrex is for the treatment of arthritis pain and inflammation and acute pain. It also was approved by the FDA in July 2005 and in Europe in February 2007 for the treatment of ankylosing spondylitis, a form of spinal arthritis, and in the U.S. in December 2006, for the treatment of juvenile rheumatoid arthritis.

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

•	Eraxis is an injectable, antifungal antibiotic used to treat serious candida (yeast) infections in the blood, stomach or esophagus. Eraxis became available to patients in the U.S. in 2006 and in Europe in 2008.

•

Zyvox is for the treatment of hospital-acquired pneumonia and complicated skin infections due to drug-resistant bacteria known as Methicillan-Resistant Staphylococcus Aureus. Zyvox is available in intravenous, tablet and oral-suspension formulations.

•

Selzentry/Celsentri is the first in a new class of oral HIV medicines in more than a decade known as CCR5 antagonists. CCR5 antagonists work by blocking the CCR5 co-receptor, the virus’ predominant entry route into T-cells. Selzentry/Celsentri stops the R5 virus on the outside surface of the cells before it enters, rather than fighting the virus inside, as do all other classes of oral HIV medicines. Selzentry/Celsentri was approved in the U.S. and in Europe in 2007 and in Japan in 2008 and is indicated for combination anti- retroviral treatment of treatment-experienced adults infected with only CCR5-tropic HIV-1 detectable, who have evidence of viral replication and have HIV-1 strains resistant to multiple anti-retroviral agents.

Urology

•	Viagra remains the leading treatment for erectile dysfunction (ED) and one of the world’s most recognized pharmaceutical brands.

•	Detrol is the world’s leading product for the treatment of overactive bladder. Detrol LA is an extended-release formulation of this medicine, taken once a day.

•

Toviaz is Pfizer’s newest offering for the treatment of overactive bladder with symptoms of urge urinary incontinence, urgency and frequency. It is available in two once-daily doses, providing physicians and patients with the ability to optimize treatment through flexible dosing. Toviaz was approved in Europe in April 2007 and in the U.S. in October 2008. It is marketed in 15 European countries and is expected to launch in the U.S. in the first half of 2009.

Oncology

•

Camptosar, which is marketed under the name Campto in many countries outside the U.S., is indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin. The U.S. basic patent for Camptosar expired in February 2008.

•

Sutent is an oral multi-kinase inhibitor that combines anti-angiogenic and anti-tumor activity to inhibit the blood supply to tumors. Sutent was approved by the FDA and launched in the U.S. in January 2006 for advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on or intolerance to imatinib mesylate. In January 2007, Sutent received full marketing authorization and extension of the indication to first-line treatment of advanced and/or metastatic renal cell carcinoma, as well as approval as a second-line treatment of GIST, in the EU. In Japan, it was approved in April 2008 for the treatment of GIST, after failure of imatinib treatment due to resistance, and for renal cell carcinoma not indicated for curative resection and mRCC.

Ophthalmology

•

Xalatan/Xalacom is the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension. Xalacom, a fixed combination of Xalatan and the beta blocker timolol, is currently available outside the U.S.

Endocrine Disorders

•

Genotropin is the world’s leading human growth hormone. It is prescribed for children for the treatments of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S.) as well as for adults with growth hormone deficiency.

Animal Health

Our Animal Health business is one of the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. In 2008, Animal Health revenues increased 7%, to $2.8 billion, primarily due to the continued performance of key products such as Revolution/Stronghold, Draxxin, and other products, and the continued success of important new products such as Convenia (single dose antibiotic for dogs and cats), Cerenia (prevention and treatment of emesis for dogs), and Improvac (boar taint vaccine for pigs).

Among the products we market are parasiticides, anti-inflammatories, antibiotics, vaccines, antiemetics, and anti-obesity agents, including the products discussed above and below.

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

Our vaccine portfolio for livestock is extensive and includes RespiSureOne/StellamuneOne, a single-dose vaccine used to prevent pneumonia in swine, and Bovi-Shield Gold, a cattle vaccine for reproductive and respiratory protection. In 2008, Bovi-Shield Gold received approvals for subcutaneous administration, for use as a single dose vaccine for the prevention of bovine respiratory syncytial virus infection, and for the prevention of persistent infection in calves.

Dectomax injectable and pour-on formulations remove and control internal and external parasites in beef cattle.

Draxxin is an effective and convenient single dose antibiotic used to treat infections in cattle and swine. In 2008, Draxxin received additional indications for the treatment of pink eye (infectious bovine Keratoconjunctivitis) caused by Moraxella bovis and foot rot (caused by Fusobacterium necrophorum and Porphyromonas levii) in cattle, and the addition of Mycoplasma hyopneumoniae to the list of target pathogens for the respiratory disease indication in pigs.

Excede is an effective and convenient single-dose antibiotic used to treat infections in dairy cows, beef cattle and swine. In 2008, Excede received an additional indication for the treatment of foot rot in cattle.

Research and Development

Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $7.9 billion in 2008, $8.1 billion in 2007 and $7.6 billion in 2006 on research and development in support of Pfizer’s Pharmaceutical and Animal Health businesses.

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

We believe that our investments in research have been rewarded by the number of pharmaceutical compounds we have in all stages of development. As of year-end 2008, we had 106 projects in development, including 84 new molecular entities and 22 product-line extensions. In addition, we had more than 170 projects in discovery research. In recent years, our discovery scientists have delivered over 125 new chemical compounds to early development. Most recently, we increased our Phase III portfolio by approximately 60% from 16 to 26 programs at year-end. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

In addition to discovering and developing new products, our research operations add value to our existing products by improving their effectiveness and by discovering new uses for them.

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth under the heading Product Developments in our 2008 Financial Report. That information is incorporated by reference.

Pfizer provides a detailed update of its pipeline on a twice-yearly basis, which is available at www.pfizer.com/pipeline for tracking development compounds across Pfizer’s robust pipeline.

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

International Operations

We have significant operations outside the United States. They are managed through the same business segments as our U.S. operations—Pharmaceutical and Animal Health.

Revenues from operations outside the U.S. of $27.9 billion accounted for 57.7% of our total revenues in 2008. Revenues exceeded $500 million in each of 14 countries outside the U.S. in 2008. The U.S. was the only country to contribute more than

10% of our total revenues, comprising 42.3% of total revenues in 2008, 47.8% of total revenues in 2007 and 53.4% of total revenues in 2006. Japan is our second-largest national market, with 7.7% of our total revenues in 2008, 7.0% in 2007 and 6.7% in 2006.

For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 20 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2008 Financial Report and the table captioned Change in Revenues by Segment and Geographic Area in our 2008 Financial Report. Those tables are incorporated by reference.

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

See Government Regulation and Price Constraints below for a discussion of these matters.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2008, both revenues and net income were favorably impacted by foreign exchange, as foreign currency movements relative to the U.S. dollar increased our revenues and net income in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 9-D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2008 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in parts E and F of that Note is also incorporated by reference.

Marketing

In our global Pharmaceutical business, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. We also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits, and risks of our products while continuing to motivate people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, important public health issues, and our patient assistance programs.

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

During 2008, sales to our three largest Pharmaceutical wholesalers were as follows:

•	McKesson, Inc.—16% of our total revenues;

•	Cardinal Health, Inc.—10% of our total revenues; and

•	AmerisourceBergen Corporation—10% of our total revenues.

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

The table also includes patent expiration information relating to certain recently approved drugs.

Drug	U.S. Basic Product Patent Expiration Year
Aricept	2010
Lipitor	2010
Xalatan	2011
Geodon	2012
Viagra	2012
Detrol	2012
Celebrex	2014
Zyvox	2015
Lyrica	2018
Chantix	2020
Selzentry	2021
Sutent	2021

In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions of the drug or to methods of manufacturing or using the drug in the treatment of particular diseases or conditions. However, in some cases, such patents may not protect the Company’s drug from generic competition after the expiration of the basic patent.

The U.S. basic patent for Camptosar expired in February 2008.

Aricept is patented by Eisai Co., Ltd. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries.

In addition to our U.S. basic product patent for Lipitor, which (including the pediatric exclusivity period) expires in March 2010, we have a patent covering specifically the enantiomeric form of the drug, which (including the pediatric exclusivity period) expires in June 2011. See Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2008 Financial Report regarding pending legal challenges to our Lipitor patents in the U.S.

Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Celebrex and Detrol/Detrol LA. In addition, a company has filed an application with the FDA seeking approval to market a generic version of Aricept, which is patented by Eisai Co., Ltd.

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

One of the main limitations on our operations in some countries outside the U.S. is the lack of effective intellectual property protection for our products. Under international and U.S. free trade agreements in recent years, global protection of intellectual property rights has been improving. The World Trade Organization Agreement on Trade Related Aspects of Intellectual Property (WTO-TRIPs) required participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by 2005 with an extension until 2016 for least-developed nations. A number of countries have made improvements. We have experienced significant growth in our businesses in some of those nations, and our continued business expansion in other participant countries depends to a large degree on further patent protection improvement.

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

Such competition affects our core product business, which is focused on applying innovative science to discover and market products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development over the past decade, resulting in one of the strongest product pipelines in the industry. Our investment in research does not stop with a drug approval; we continue to invest in further understanding the value of our products for the conditions they treat as well as potentially new conditions. We protect the health and wellbeing of patients by ensuring that medically sound knowledge of the benefits and risks of our medicines is understood and communicated to patients, physicians and global health authorities. We also continue to enhance the organizational effectiveness of all of our pharmaceutical functions, including coordinating support for our salespeople’s efforts to launch and promote our products to our customers.

Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We recently have taken and continue to take measures to evaluate, adapt and improve our organization and business practices to better meet customer and public needs. For instance, we have taken an industry-leading role in evolving our approaches to U.S. direct-to-consumer advertising, interactions with, and payments to, healthcare professionals and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through support for better healthcare solutions.

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

Managed Care Organizations

The growth of MCOs in the U.S. has been a major factor in the competitive makeup of the healthcare marketplace. Approximately 249 million people in the U.S. now participate in some version of managed care. Because of the size of the patient population covered by MCOs, the marketing of prescription drugs to them and the PBMs that serve many of those organizations continues to grow in importance.

MCOs can include medical insurance companies, medical plan administrators, health-maintenance organizations, alliances of hospitals and physicians and other physician organizations. The purchasing power of MCOs has increased in recent years due to the growing numbers of patients enrolled in MCOs. At the same time, those organizations have been consolidating into fewer, even larger entities. This consolidation enhances their purchasing strength and importance to us.

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

The impact of MCOs on drug prices and volumes has increased as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the Medicare out-patient Prescription Drug Benefit, Medicare Part D, that took effect January 1, 2006. MCOs and PBMs negotiate on behalf of the federal government as Prescription Drug Plans (PDPs). We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the new Medicare PDPs for 2006, 2007 and 2008.

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

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs. The substitution must be made unless the prescribing physician expressly forbids it. In the U.S., Pfizer’s Greenstone subsidiary sells generic versions of Pfizer’s as well as our competitors’ pharmaceutical products upon loss of exclusivity, as appropriate.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2008, and none are expected in 2009. The rise in the price of crude oil has resulted in pricing pressures on raw materials that are derived from petroleum and used in our businesses.

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

In addition, many of our activities are subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services (HHS), the Federal Trade Commission and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies (see Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2008 Financial Report). Such actions may include product recalls, seizures and other civil and criminal sanctions.

The U.S. Congress and the FDA are considering proposals to change how the FDA assesses “follow-on biological” products. Depending on the specific provisions, legislative or regulatory changes that would facilitate the approval of such products could have an adverse impact on the Company’s business.

Medicare. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the 2003 Medicare Modernization Act) was enacted. Medicare beneficiaries are now eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Approximately 90 percent of Medicare beneficiaries now have coverage for prescription medicines with high levels of beneficiary satisfaction and lower-than-expected costs to the government and to beneficiaries. It remains difficult to predict the long-term impact of the 2003 Medicare Modernization Act on pharmaceutical companies. The use of pharmaceuticals has increased slightly among some patients as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population. Despite the success of Medicare Part D, legislative changes have been proposed to mandate government rebates in Medicare and to allow the federal government to directly negotiate prices with pharmaceutical manufacturers. It is expected that if legislation were enacted to mandate rebates or provide for direct government negotiation in Medicare Part D, access and reimbursement for our products would be restricted.

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

Importation of Drugs. There continue to be legislative proposals to amend U.S. law to allow the importation into the U.S. of prescription drugs from outside the U.S., which can be sold at prices that are regulated by the governments of various foreign countries. In addition to well- documented safety concerns, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Modernization Act maintains a prohibition on such imports, it would allow importation from Canada if the Secretary of HHS certifies that such importation is safe and would result in savings to consumers. Before the 2003 Medicare Modernization Act, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of HHS made the same safety and cost-savings certifications.

The Secretaries of HHS in both the Clinton and George W. Bush Administrations declined to certify that importation of medicines is safe and saves money. If the new Secretary of HHS were to certify that importation is safe and saves money, an increase in cross-border trade in medicines subject to foreign price controls in other countries could occur.

In December 2004, HHS and the Department of Commerce issued reports on drug importation and foreign price controls. The HHS report noted that it would be “extraordinarily difficult to ensure that drugs personally imported by individual consumers” could meet the standards of safety that would support certifying such importation as safe. While the report also concluded that the U.S. could establish a feasible basis for commercial drug importation, such a change in the law would require “new legal authorities, substantial additional resources and significant restrictions on the types of drugs that could be imported.” The report also noted that the total savings to be expected from such a commercial importation regime would be relatively small—1% or 2% of total drug spending in the U.S. The Commerce Department report confirmed that the lower prices in many countries result from governmental price controls, and these price controls adversely affect the amount of funding that is available for the discovery of new drugs. RAND Health, a division of the RAND Corporation, released a study in December 2008 showing that price controls in the U.S. would have a significant negative impact on health in both the U.S. and abroad by deterring the investment that leads to the discovery of new medicines.

Medicaid and Related Matters. Federal law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. In recent years, various proposals have been offered at the federal and state levels that would bring about major changes in the Medicaid program. In the short term, driven by budget concerns, many states have implemented restrictive drug lists and state supplemental rebate programs under the Medicaid program. The downturn in state revenues, coupled with an anticipated increase in Medicaid program enrollment due to a declining economy, could cause rebate payments to rise in 2009. The majority of states use preferred drug lists to restrict access to certain medicines to Medicaid beneficiaries.

Restrictions exist for some Pfizer products in certain states. Access in the Medicaid managed care program is typically determined by the health plans providing coverage for Medicaid recipients contracting for the provision of services in the state. Access may vary by plan. However, there have been legislative proposals to apply government mandated Medicaid rebates to the Medicaid managed care program.

Effective January 1, 2007, changes to the treatment of authorized generics for purposes of calculating Medicaid rebates increased the amount of rebates we are required to pay on brand name drug sales after loss of exclusivity and on authorized generic sales to the Medicaid program. In an effort to increase coverage of the low income uninsured, a number of states are also considering expansion of eligibility for their Medicaid programs that would result in increased exposure to Medicaid rebates, though mostly to populations that currently do not have prescription drug coverage.

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

We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Revenues section of our 2008 Financial Report and in Note 1-G to our consolidated financial statements, Significant Accounting Policies, Revenues, in our 2008 Financial Report, which discussions are incorporated by reference.

Marketing Restrictions. A number of states are considering programs to control pharmaceutical marketing activities that go beyond commitments made related to adhering to the recently revised and strengthened PhRMA Code for Interactions with Healthcare Professionals. If implemented, such efforts have the potential to limit appropriate communication activities with healthcare professionals prescribing our medications.

Health Reform. Massachusetts continues to progress in the implementation of its program for health reform. Beginning on January 1, 2009, health plans participating in the Massachusetts program were required to provide a pharmacy benefit. However, the benefit requirement is expected to have a minimal impact on revenue. Follow-on cost containment legislation passed in Massachusetts at the end of 2008, including marketing restrictions, may also minimize the potential positive of the coverage requirement.

Outside the United States

We encounter similar regulatory and legislative issues in most other countries. In Europe, Canada and some other international markets, the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. This international patchwork of price regulation has led to different prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

The approval of new drugs across the European Union (EU) may only be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/European Medicines Agency (EMEA) Central Approval Process, which applies in the 27 EU member states, plus Norway and Iceland, which are full participants in these registration processes. The use of these procedures provides a more rapid and consistent approval across the member states than was the case when the approval processes were operating independently within each country.

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

On January 26, 2007, the new EU Regulation on Medicines for Pediatric Use became effective. This introduced new obligations on pharmaceutical companies to conduct research on their medicines for children and, subject to various conditions, offered the possibility of incentives for so doing, including exclusivity extensions. The aim of this regulation is to improve the health of children in the EU through high quality research, stimulating the development of new medicines, creating infrastructure to enable authorized use and improving the information on medicines for children. A Pediatric Committee (PDCO) was created within the EMEA to provide scientific opinions and input on development plans for medicines for use with children.

On November 28, 2007, the EU Commission hosted the Transatlantic Administrative Simplification Workshop co-chaired by the EU Commission and the FDA, in co-operation with the EMEA and the Heads of European Medicines Agencies, to identify opportunities for administrative simplification between the U.S. and the EU in the field of pharmaceutical regulation. These opportunities included possible harmonization of administrative practices and guidelines, not necessitating changes in regulations, while maintaining or increasing the current levels of Public Health protection. By freeing up resources, this cooperation will allow the industry to focus more of its resources on developing and supplying medicines to meet the needs of patients.

In Canada, the federal government controls drug approvals, patented drug prices, the intellectual property regime and reimbursement focused mainly on Aboriginal Canadians. Health Canada is the government agency that provides regulatory and marketing approval for drugs and therapeutic products. In October 2006, Health Canada introduced its modernization initiative under the Blueprint for Renewal: Modernizing Canada’s Regulatory System for Health Products and Food policy framework. The Blueprint includes ten objectives among which are: the Progressive Licensing Framework (PLF) for pharmaceuticals and biologics; adopting a product life-cycle approach to regulations; stronger post-market safety and surveillance systems; increased transparency and openness; emphasis on special populations (established the Expert Advisory Committee on Pediatrics); strengthening compliance and enforcement; and moving to an integrated health system (closer collaboration and consultation with provinces and territories with respect to access). In December 2007, the federal government issued its New Food and Consumer Safety Action Plan followed by Bill C-51 (April 2008) with proposed legislative amendments to the Food and Drugs Act. The Bill is expected to be re-introduced in 2009 and, if passed, would represent a most significant drug regulatory system reform and major change to Canada’s drug approval system. Under the PLF, Health Canada is seeking to establish flexibility in the market authorization process that will lead to earlier and more appropriate access for patients to promising therapeutic products as well as focus on best patient outcomes. Current regulatory policies and initiatives, such as priority and conditional approvals, are already providing for internationally competitive approval timelines. As in the EU, Sutent was initially approved under the conditional provision. Furthermore, the modernization initiative is proposing the introduction of a regulatory pathway for “biosimilars” referred to as “Subsequent Entry Biologics” which is similar to the “follow-on biologics” concept in the U.S.

Introductory “non-excessive” prices and price increases are controlled by the federal Patented Medicines Prices Review Board. Canada’s intellectual property regime for drugs, which was recently implemented under the Data Protection regulations and provides for a minimum of eight years of data protection for new chemical entities, has been challenged by recent litigation that has favored generic manufacturers. The federal government also has jurisdiction over international trade and therefore over the issue of cross-border trade in pharmaceuticals and internet pharmacies.

Environmental Law Compliance

Most of our operations are affected by federal, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2008 Financial Report). As a result, we incurred capital and operational expenditures in 2008 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures—$64 million

•	other environment-related expenses—$156 million

While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures or competitive position.

Tax Matters

The discussion of tax-related matters in Note 7 to our consolidated financial statements, Taxes on Income, in our 2008 Financial Report, is incorporated by reference.

Employees

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2008, we employed approximately 81,800 people in our operations throughout the world.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2008 Form 10-K and in our 2008 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target”, “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Government Regulation and Managed Care Trends

U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations. In the U.S., many of our pharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as the result of the 2003 Medicare Modernization Act due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, if the 2003 Medicare Modernization Act were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. In addition, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including changes in patent laws, the importation of prescription drugs from outside the U.S. at prices that are regulated by the governments of various foreign countries, restrictions on U.S. direct-to-consumer advertising or limitations on interactions with healthcare professionals and the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products.

The prohibition on the use of federal funds for reimbursement of ED medications by the Medicaid program, which became effective January 1, 2006, and the similar federal funding prohibition for the Medicare Part D program, which became effective January 1, 2007, has had an adverse effect on our business. Any prohibitions on the use of federal funds for reimbursement of other classes of drugs in the future may also have an adverse effect.

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

Generic Competition

Competition from manufacturers of generic drugs is a major challenge for us around the world. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business. For example, the U.S. basic patent for Camptosar expired in February 2008.

Also, the patents covering several of our most important medicines, including Lipitor, Celebrex, Detrol/Detrol LA, and Aricept, are being challenged by generic manufacturers. In addition, our patent-protected products may face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor began to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

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

Dependence on Key In-Line and New Products

We recorded direct product revenues of more than $1 billion for each of nine pharmaceutical products in 2008: Lipitor, Norvasc, Lyrica, Celebrex, Viagra, Detrol/Detrol LA, Xalatan/Xalacom, Geodon and Zyvox. Those products accounted for 60% of our total Pharmaceutical revenues in 2008. Lipitor sales in 2008 were approximately $12.4 billion, accounting for 28% of our total 2008 Pharmaceutical revenues. If the other products or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from existing competitive products, changes in labeling or if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. For example, U.S. revenues for Chantix declined significantly in 2008 compared to 2007 following changes to the Chantix U.S. label during 2008. As noted, patents covering several of our best-selling medicines have recently expired or will expire in the next few years, and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products, including Selzentry/Celsentri and Toviaz.

Specialty Pharmaceuticals

Specialty pharmaceuticals refer to medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer, multiple sclerosis and HIV. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost containment strategies targeted to this sector. While the impact on Pfizer of payers’ efforts to control access and pricing of specialty pharmaceuticals has been limited to date, the Company’s growing portfolio of specialty products, combined with the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact in the future.

Research and Development Investment

The discovery and development of new products as well as the development of additional uses for existing products are very important to the success of the Company. However, balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and in research and development for new products and existing product extensions could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

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

Interest Rate and Foreign Exchange Risk

58% of our total 2008 revenues was derived from international operations, including 31% from the Europe region and 15% from the Japan/Asia region. These international-based revenues, as well as our substantial international net assets, expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management in our 2008 Financial Report. For additional details, see Note 9D to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities, in our 2008 Financial Report. Those sections of our 2008 Financial Report are incorporated by reference.

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

Global Economic Conditions

The recent changes in global financial markets have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity or our results of operations will not be affected by recent and possible future changes in global financial markets and global economic conditions.

Moreover, like other businesses, we face the potential effects of the global economic recession. Unprecedented market conditions including illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic recession could affect future results.

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

Business Development Activities

We plan to continue to enhance our in-line products and product pipeline through acquisitions, licensing and alliances (see Regulatory Environment and Pipeline Productivity under Our Operating Environment and Response to Key Opportunities and Challenges in our 2008 Financial Report, which is incorporated by reference). However, these enhancement plans are subject to the availability and cost of appropriate opportunities and competition from other pharmaceutical companies that are seeking similar opportunities.

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

Risk Factors Related To The Proposed Wyeth Acquisition

We may fail to realize all of the anticipated benefits of the acquisition.

The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Pfizer and Wyeth. However, to realize these anticipated benefits and cost savings, we must successfully combine the businesses of Pfizer and Wyeth. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Pfizer and Wyeth have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers of its clinical trials or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Wyeth and Pfizer during such transition period.

Failure to complete the acquisition could negatively impact our stock price and our future business and financial results .

If the acquisition is not completed or our financing for the transaction becomes unavailable, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

•

if our financing for the acquisition becomes unavailable, we will, under circumstances specified in the merger agreement, be required to pay significant liquidated damages to Wyeth or be compelled to take certain actions to specifically perform our obligation to consummate the acquisition;

•	we will be required to pay certain costs relating to the acquisition, whether or not the acquisition is completed;

•

matters relating to the acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

We could also be subject to litigation related to any failure to complete the acquisition. If the acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions that could have an adverse effect on us.

Completion of the acquisition is conditioned upon the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, the issuance by the European Commission of a decision under the EC Merger Regulation declaring the acquisition compatible with the Common Market, the approval of the acquisition under the China Anti-Monopoly Law and the approval of the acquisition by the antitrust regulators in Canada and Australia. Although Pfizer and Wyeth have agreed in the merger agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the acquisition or require changes to the terms of the acquisition. Under the terms of the merger agreement, we are required, if necessary to receive antitrust approval, to make divestitures of assets so long as such divestitures would not result in the one-year loss of net sales (measured by net 2008 sales revenue) in excess of $3 billion. If we become subject to any material conditions in order to obtain any approvals required to complete the acquisition, our business and results of operations may be adversely affected.

We will take on substantial additional indebtedness to finance the acquisition.

Upon completion of the acquisition, we will increase our indebtedness which will include acquisition debt financing of approximately $22.5 billion and the assumption of Wyeth’s debt obligations. The financial and other covenants that we agree to in connection with such indebtedness and our increased indebtedness and higher debt-to-equity ratio in comparison to that of Pfizer on a recent historical basis could, among other things, reduce our flexibility to respond to changing business and economic conditions and increase our borrowing costs.

We will incur significant transaction and acquisition-related costs in connection with the acquisition.

We expect to incur a number of non-recurring costs associated with integrating the operations of Wyeth. The substantial majority of non-recurring expenses resulting from the acquisition will be comprised of transaction costs related to the acquisition, facilities and systems consolidation costs and employment—related costs. We will also incur transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of Wyeth’s business. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The merger may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.

We currently anticipate that the merger will be accretive to earnings per share during the calendar year 2011. This expectation is based on preliminary estimates which may materially change after the completion of the merger. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the merger.

In accordance with U.S. GAAP, we will be considered the acquirer for accounting purposes. We will account for the merger using the purchase method of accounting, which will result in charges to our earnings that could adversely affect the market value of our Common Stock following the completion of the merger. Under the purchase method of accounting, we will allocate the total purchase price to the assets acquired and liabilities assumed from Wyeth based on their fair values as of the date of the completion of the merger, and record any excess of the purchase price over those fair values as goodwill. For certain tangible and intangible assets, reevaluating their fair values as of the completion date of the merger will result in our incurring additional depreciation and/or amortization expense that exceed the combined amounts recorded by Pfizer and Wyeth prior to the merger. This increased expense will be recorded by us over the useful lives of the underlying assets. In addition, to the extent the value of goodwill or intangible assets were to become impaired, we may be required to incur charges relating to the impairment of those assets.

Wyeth faces litigation risks and is the subject of various legal proceedings.

If we consummate our acquisition of Wyeth, we will assume Wyeth’s risks arising from legal proceedings. Like all pharmaceutical companies in the current legal environment, Wyeth is involved in various patent, product liability, consumer, commercial, securities, environmental and tax litigations and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of its business. We cannot predict with certainty the eventual outcome of Wyeth’s pending or future legal proceedings and the ultimate outcome of such matters could be material to our results of operations, cash flows and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters and the headquarters of our Worldwide Pharmaceutical and Animal Health businesses are located in New York City, which includes several owned and leased buildings.

For our Worldwide Pharmaceutical business, we own and lease space around the world for sales and marketing, administrative support and customer service functions. Global initiatives were recently launched to improve the utilization of all facilities and reduce the cost of our global real estate portfolio.

Our Global Research and Development and Biotechnology and Bioinnovation Center divisions are headquartered in owned and leased facilities in New London, Connecticut and South San Francisco, California, respectively. We operate both divisions in a number of locations around the world. Several efforts to more efficiently use our R&D facilities have been completed. Our former facility in Ann Arbor, Michigan was closed and is under contract to be sold in 2009, and the disposition of three other excess facilities in Michigan have been completed.

We have veterinary medicine research and development operations in owned or leased facilities in Kalamazoo and Richland Township, Michigan, Durham, North Carolina, Lincoln, Nebraska, Thane, India, Sandwich, England, Louvain-la-Neuve, Belgium and Melbourne, Australia.

Our Global Manufacturing (PGM) division is headquartered in New York, NY and in Peapack, NJ and operates plants in 46 locations around the world that manufacture products for our Pharmaceutical and Animal Health businesses. Major facilities are located in Belgium, France, Germany, Ireland, Italy, Japan, Puerto Rico, Singapore, and the United States. The Global Manufacturing division also operates distribution facilities in major markets around the world. As part of Pfizer’s Transformation and Plant Network Strategy productivity initiatives, five of these manufacturing facilities are scheduled to be sold or closed within the next several years as Global Manufacturing continues to optimize its plant network.

In general, our properties are well maintained, adequate and suitable for their purposes. See Note 11 to our consolidated financial statements, Property,

Plant and Equipment, in our 2008 Financial Report, which discloses amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion under Note 17 to our consolidated financial statements, Lease Commitments, in our 2008 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2008 Financial Report, which is incorporated by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2009 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Jeffrey B. Kindler	53	Chief Executive Officer since July, 2006. He became Chairman of the Board in December 2006. He was Vice Chairman and General Counsel from March 2005 to July 2006, Executive Vice President and General Counsel from April 2004 to March 2005, and Senior Vice President and General Counsel from January 2002 to April 2004. Prior to joining Pfizer, Mr. Kindler served as Chairman of Boston Market Corporation from 2000 to 2001, and President of Partner Brands during 2001, both companies owned by McDonald’s Corporation. He was Executive Vice President, Corporate Relations and General Counsel of McDonald’s Corporation from 1997 to 2001, and from 1996 to 1997 served as that company’s Senior Vice President and General Counsel. Member of the U.S.-Japan Business Council and the Boards of Trustees of Ronald McDonald House Charities and Tufts University.

Frank A. D’Amelio	51	Chief Financial Officer since September 2007. Previously, he was Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent from November 2006 until August 2007. Mr. D’Amelio was the Chief Operating Officer of Lucent Technologies from January 2006 until November 2006 and from May 2001 until January 2006, he was Executive Vice President, Administration, and Chief Financial Officer of Lucent Technologies. He is a Director of Humana, Inc., the Independent College Fund of New Jersey and the JP Morgan Chase National Advisory Board.

Joseph M. Feczko	59	Senior Vice President and Chief Medical Officer since August 2006. Dr. Feczko, who joined us in 1982, has held various positions of increasing responsibility in research and development and medical and regulatory operations. He was promoted to his position as Chief Medical Officer in 2002. Dr. Feczko is board-certified in Internal Medicine and a specialist in infectious diseases. After four years as Medical Director at GlaxoSmithKline’s Research & Development headquarters in London, Dr. Feczko returned to Pfizer in 1996 and was promoted to the position of Senior Vice President, Medical and Regulatory Operations for Global Pharmaceuticals. Dr. Feczko has announced that he will retire in April 2009.

Corey S. Goodman	57	Senior Vice President and President of Pfizer’s Biotherapeutics and Bioinnovation Center since October 2007. Dr. Goodman has advised numerous biotechnology companies and co-founded two companies, Exelixis and Renovis, Inc. He served as President and Chief Executive Officer of Renovis from 2001 until 2007. Dr. Goodman was a professor at the University of California, Berkeley from 1987 to 2001, and, while on faculty, served as the Evan Rauch Professor of Neuroscience, the Director of the Wills Neuroscience Institute and an Investigator with the Howard Hughes Medical Institute. Dr. Goodman is an Adjunct Professor at the University of California San Francisco and an elected member of the U.S. National Academy of Sciences. He is a member of the supervisory board of Evotec AG.

Martin Mackay	52	Senior Vice President and President of Pfizer Global Research & Development (PGRD) since October 2007. Early in 2007, he was named Vice President, PGRD, Head of Worldwide Development. From 2003 to 2007, he held the position of Senior Vice President, Head of Worldwide Research and Technology. From 1999 to 2003 he was Senior Vice President, Head of Worldwide Discovery. In 1998 he held the position of Vice President, UK Discovery and in 1997 he was Senior Director, Head of Biology.

Mary McLeod	52	Senior Vice President of Worldwide Human Resources since April 2007. She served in this role on an interim basis from January to April 2007 while she was a consultant at Korn Consulting Group. Prior to that, she led Human Resources for Symbol Technologies from 2005 to 2006 and was the head of Human Resources for Charles Schwab & Co., Inc. from 2001 to 2004. From 1999 to 2001, she was Vice President-Human Resources for Cisco Systems and prior to that, Vice President of Human Resources for General Electric Company from 1992 to 1997. She is a Director of Belden Inc.

Ian C. Read	55	Senior Vice President and President, Worldwide Pharmaceutical Operations since August 2006. Mr. Read has held various positions of increasing responsibility in pharmaceutical operations. He previously served as Area President for the Europe, Canada, Africa and Middle East and Latin America regions and Senior Vice President of the Pfizer Pharmaceuticals Group. Mr. Read was elected a Vice President of Pfizer Inc. in April 2001. He is a Director of Kimberly—Clark Corporation.

Natale S. Ricciardi	60	Senior Vice President and President—Pfizer Global Manufacturing since October 2004. He held a number of positions of increasing responsibility in manufacturing before being named U.S. Area Vice President/Team Leader for Pfizer Global Manufacturing in 1999. Mr. Ricciardi joined us in 1972. He is a Director of Mediacom Communications Corp.

William R. Ringo	63	Senior Vice President of Strategy and Business Development since April 2008. Prior to joining Pfizer, Mr. Ringo served as Executive in Residence at Sofinnova Ventures from January 2007 until March 2008 and as Executive in Residence at Warburg Pincus, a global private equity investment firm from November 2006 to December 2007. From August 2004 to April 2006, he was President and CEO of Abgenix, Inc., a biotechnology firm.

Amy W. Schulman	48	Senior Vice President and General Counsel of Pfizer since June 2008. In July 2008, she was elected Corporate Secretary. Ms. Schulman was a partner at the law firm of DLA Piper from 1997 until joining Pfizer.

Sally Susman	47	Senior Vice President and Chief Communications Officer since February 2008. Prior to joining Pfizer, Ms. Susman held senior level positions at The Estee Lauder Companies, including Executive Vice President from December 2004 to January 2008 and Senior Vice President—Global Communications from September 2000 through November 2004. Earlier in her career, Ms. Susman was responsible for all of American Express International’s internal and external communications and governmental affairs and spent eight years in government service focused on international trade issues.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Common Stock is the New York Stock Exchange Euronext. Our stock is also listed on the London and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2008 Financial Report.

This table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2008:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
September 29, 2008
Through
October 31, 2008	183,557	$18.80		$5,033,723,296

November 1, 2008
Through
November 30, 2008	18,896	$17.45		$5,033,723,296

December 1, 2008
Through
December 31, 2008	236,564	$16.29		$5,033,723,296

Total	439,017	$17.39

(a)

On June 23, 2005, Pfizer announced that the Board of Directors authorized a $5 billion share-purchase plan (the 2005 Stock Purchase Plan). On June 26, 2006, Pfizer announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, Pfizer announced that the Board of Directors had authorized a new $5 billion share-purchase plan to be utilized from time to time.

(b)

These columns reflect the following transactions during the fourth quarter of 2008: (i) the open-market purchase by the trustee of 119,812 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards, (ii) the surrender to Pfizer of 193,917 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, and (iii) the surrender to Pfizer of 125,288 shares of common stock to satisfy tax withholding obligations in connection with vesting of performance-contingent share awards issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the Financial Summary in our 2008 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the Financial Review section of our 2008 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2008 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2008 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2008 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2008 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our 2008 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

Information about our Directors is incorporated by reference from the discussion under Item 1 of our 2009 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2009 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct in our 2009 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the heading Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders in our 2009 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the headings The Audit Committee and Audit Committee Financial Experts in our 2009 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2008 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings: Compensation of Non-Employee Directors, Executive Compensation, Compensation Committee Interlocks and Insider Participation in our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership and Compensation Discussion and Analysis in our 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2009 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2008 and 2007 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our 2009 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2 of our 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2008 Financial Report are incorporated by reference into Item 8 of Part II of this 2008 Form 10-K:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statements of Income

•	Consolidated Balance Sheets

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

•	Quarterly Consolidated Financial Data (Unaudited)

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Matthew Lepore, Vice President, Chief Counsel-Corporate Governance and Assistant General Counsel, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits physically filed with this 2008 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(23) are management contracts or compensatory plans or arrangements.

2(1)	Agreement and Plan of Merger dated as of July 13, 2002 among Pfizer Inc., Pilsner Acquisition Sub Corp. and Pharmacia Corporation is incorporated by reference from Amendment No. 2 to our Registration Statement on Form S-4 as filed with the SEC on October 17, 2002.[1]

2(2)	Agreement and Plan of Merger dated as of January 25, 2009 among Pfizer Inc., Wagner Acquisition Corp. and Wyeth is incorporated by reference from our 8-K report filed on January 29, 2009.

3(1)	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004.

3(2)	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended July 2, 2006.

3(3)	Our By-laws, as amended October 23, 2008, are incorporated by reference from our 8-K report filed on October 24, 2008.

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001.

4(2)	Except as set forth in Exhibit 4(1) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[2]

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

[1]	We agree to furnish to the SEC, upon request, a copy of each exhibit to this Agreement and Plan of Merger.

[2]	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(2)	Pfizer Inc. 2004 Stock Plan is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders.

10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(4)	Form of Restricted Stock Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(5)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(6)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.

10(7)	Pfizer Retirement Annuity Plan, as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.

10(8)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(9)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of February 1, 2002, is incorporated by reference from our 2002 10-K report.

10(10)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(11)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.

10(12)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(13)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(14)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(15)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(16)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(17)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(18)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2009 Proxy Statement is incorporated by reference from our 1997 10-K report.

10(19)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(20)	Severance Agreement, dated August 22, 2007, between us and Frank A. D’Amelio and letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007, are incorporated by reference from our 8-K report filed on August 22, 2007.

10(21)	Executive Severance Plan is incorporated by referenced from our 8-K report filed on February 20, 2009.

*10(22)	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended.

*10(23)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended.

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2008 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 27, 2009	By:	/S/ AMY W. SCHULMAN
Amy W. Schulman, Senior Vice President, General Counsel and Corporate Secretary

We, the undersigned directors and officers of Pfizer Inc., hereby severally constitute Amy W. Schulman and Matthew Lepore, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JEFFREY B. KINDLER Jeffrey B. Kindler	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 27, 2009

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 27, 2009

/S/ MICHAEL S. BROWN Michael S. Brown	Director	February 27, 2009

/S/ M. ANTHONY BURNS M. Anthony Burns	Director	February 27, 2009

/S/ ROBERT N. BURT Robert N. Burt	Director	February 27, 2009

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 27, 2009

/S/ WILLIAM H. GRAY III William H. Gray III	Director	February 27, 2009

/S/ CONSTANCE J. HORNER Constance J. Horner	Director	February 27, 2009

Signature	Title	Date
/S/ WILLIAM R. HOWELL William R. Howell	Director	February 27, 2009

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 27, 2009

/S/ JAMES M. KILTS James M. Kilts	Director	February 27, 2009

/S/ GEORGE A. LORCH George A. Lorch	Director	February 27, 2009

/S/ DANA G. MEAD Dana G. Mead	Director	February 27, 2009

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 27, 2009

/S/ WILLIAM C. STEERE, JR. William C. Steere, Jr.	Director	February 27, 2009