Form 10-Q
period 2009-03-29
PFIZER INC
filed 2009-05-08
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

__X__QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 1-3619

----

PFIZER INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	13-5315170 (I.R.S. Employer Identification No.)

235 East 42nd Street, New York, New York  10017
(Address of principal executive offices)  (zip code)
(212) 573-2323
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES	NO	X

At May 5, 2009, 6,747,979,039 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
March 29, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(millions, except per common share data)	Mar. 29, 2009	Mar. 30, 2008

Revenues	$10,867	$11,848

Costs and expenses:
Cost of sales(a)	1,408	1,986
Selling, informational and administrative expenses(a)	2,876	3,492
Research and development expenses(a)	1,705	1,791
Amortization of intangible assets	578	779
Acquisition-related in-process research and development charges	–	398
Restructuring charges and acquisition-related costs	554	178
Other (income)/deductions – net	(57)	(333)

Income from continuing operations before provision for taxes on income	3,803	3,557

Provision for taxes on income	1,074	763

Income from continuing operations	2,729	2,794

Discontinued operations - net of tax	1	(4)

Net income before allocation to noncontrolling interests	2,730	2,790

Less: Net income attributable to noncontrolling interests	1	6

Net income attributable to Pfizer Inc.	$2,729	$2,784

Earnings per share – basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.41	$0.41
Discontinued operations - net of tax	–	–
Net income attributable to Pfizer Inc. common shareholders	$0.41	$0.41

Earnings per share – diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.40	$0.41
Discontinued operations - net of tax	–	–
Net income attributable to Pfizer Inc. common shareholders	$0.40	$0.41

Weighted-average shares used to calculate earnings per common share:
Basic	6,723	6,739
Diluted	6,753	6,762

Cash dividends paid per common share	$0.32	$0.32

(a) Exclusive of amortization of intangible assets, except as disclosed in Note 10B. Goodwill and Other Intangible Assets:Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	Mar. 29, 2009*	Dec. 31, 2008**
ASSETS
Cash and cash equivalents	$1,247	$2,122
Short-term investments	32,805	21,609
Accounts receivable, less allowance for doubtful accounts	9,596	8,958
Short-term loans	793	824
Inventories	4,458	4,381
Taxes and other current assets	5,055	5,034
Assets held for sale	299	148
Total current assets	54,253	43,076
Long-term investments and loans	13,536	11,478
Property, plant and equipment, less accumulated depreciation	12,936	13,287
Goodwill	21,482	21,464
Identifiable intangible assets, less accumulated amortization	16,923	17,721
Other assets, deferred taxes and deferred charges	3,802	4,122
Total assets	$122,932	$111,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings, including current portion of long-term debt	$7,613	$9,320
Accounts payable	1,573	1,751
Dividends payable	1	2,159
Income taxes payable	542	656
Accrued compensation and related items	1,565	1,667
Other current liabilities	12,046	11,456
Total current liabilities	23,340	27,009

Long-term debt	21,064	7,963
Pension benefit obligations	4,038	4,235
Postretirement benefit obligations	1,604	1,604
Deferred taxes	2,849	2,959
Other taxes payable	6,770	6,568
Other noncurrent liabilities	2,826	3,070
Total liabilities	62,491	53,408

Preferred stock	69	73
Common stock	443	443
Additional paid-in capital	70,201	70,283
Employee benefit trust, at fair value	(285)	(425)
Treasury stock	(57,363)	(57,391)
Retained earnings	51,863	49,142
Accumulated other comprehensive expense	(4,673)	(4,569)
Total Pfizer Inc. shareholders’ equity	60,255	57,556
Equity attributable to noncontrolling interests	186	184
Total shareholders’ equity	60,441	57,740
Total liabilities and shareholders’ equity	$122,932	$111,148

*	Unaudited.
**	Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008

Operating Activities:
Net income before allocation to noncontrolling interests	$2,730	$2,790
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,008	1,487
Share-based compensation expense	71	101
Acquisition-related in-process research and development charges	–	398
Deferred taxes from continuing operations	533	544
Other non-cash adjustments	(296)	213
Changes in assets and liabilities (net of businesses acquired and divested)	(899)	(2,262)

Net cash provided by operating activities	3,147	3,271

Investing Activities:
Purchases of property, plant and equipment	(253)	(483)
Purchases of short-term investments	(17,724)	(10,648)
Proceeds from redemptions and sales of short-term investments	6,711	6,817
Purchases of long-term investments	(3,442)	(498)
Proceeds from redemptions and sales of long-term investments	889	42
Acquisitions, net of cash acquired	–	(610)
Other	185	(104)

Net cash used in investing activities	(13,634)	(5,484)

Financing Activities:
Increase in short-term borrowings, net	10,774	4,899
Principal payments on short-term borrowings	(12,100)	(1,955)
Proceeds from issuances of long-term debt, net	13,392	602
Principal payments on long-term debt	(303)	(561)
Cash dividends paid	(2,133)	(2,138)
Stock option transactions and other	5	1

Net cash provided by financing activities	9,635	848
Effect of exchange-rate changes on cash and cash equivalents	(23)	(28)
Net decrease in cash and cash equivalents	(875)	(1,393)
Cash and cash equivalents at beginning of period	2,122	3,406

Cash and cash equivalents at end of period	$1,247	$2,013

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$454	$640
Interest	84	166

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 22, 2009, and February 24, 2008.

We made certain reclassifications to prior-period amounts to conform to the first-quarter 2009 presentation related to the presentation of noncontrolling interests as a result of adopting a new accounting standard (See Note 2. Adoption of New Accounting Policies.)

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Pfizer’s Annual Report on Form 10-K for the year ended December 31, 2008.

On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. While we have taken actions and incurred costs associated with the pending transaction that are reflected in our financial statements, the pending acquisition of Wyeth will not be reflected in our financial statements until consummation. (See Note 14. Pending Acquisition of Wyeth.)

Note 2. Adoption of New Accounting Policies

As of January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, as amended. SFAS 141R, as amended, retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development costs at fair value and requires the expensing of acquisition-related costs as incurred. The adoption of SFAS 141R, as amended, did not impact our consolidated financial statements upon adoption, but does impact the accounting for future acquisitions, including our pending acquisition of Wyeth.

As of January 1, 2009, we adopted FASB Financial Staff Position (FSP) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity will be required to consider assumptions used by market participants. The adoption of FSP SFAS 142-3 did not impact our consolidated financial statements upon adoption, but could impact the accounting for future acquisitions.

As of January 1, 2009, we adopted the provisions of FASB SFAS No. 157, Fair Value Measurements, as amended, that we did not adopt as of January 1, 2008. SFAS 157, as amended, defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. The adoption of the remaining provisions of SFAS 157, as amended, did not have a significant impact on our consolidated financial statements upon adoption, but will impact the accounting for future acquisitions, including our pending acquisition of Wyeth, and other events and transactions measured at fair value.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of January 1, 2009, we adopted FASB SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, previously referred to as minority interests. A noncontrolling interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The adoption of SFAS 160 resulted in a number of changes to the presentation of our consolidated financial statements, but the amounts associated with noncontrolling interests are not significant. SFAS 160 could impact our accounting for future acquisitions where we do not acquire 100% of the entity and our accounting for the deconsolidations of subsidiaries.

As of January 1, 2009, we adopted Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance on: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The adoption of EITF 07-1 did not have a significant impact on our consolidated financial statements, and additional disclosures have been provided. (See Note 4. Collaborative Arrangements.)

As of January 1, 2009, we adopted EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits. EITF 08-3 provides guidance that maintenance deposits paid by a lessee and subsequently refunded only if a lessee fulfills a maintenance obligation will be accounted for as a deposit asset. The adoption of EITF 08-3 did not have a significant impact on our consolidated financial statements.

As of January 1, 2009, we adopted EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies how to account for certain transactions involving equity method investments in areas such as how to determine the initial carrying value of the investment; how to allocate the difference between the investor’s carrying value and the investor’s share of the underlying equity of the investment; how to perform an impairment assessment of underlying intangibles held by the investee; how to account for the investee’s issuance of additional shares; and how to account for an investment on the cost method when it had been previously accounted for under the equity method. The adoption of EITF 08-6 did not have a significant impact on our consolidated financial statements, but could impact the accounting for future equity method investments.

As of January 1, 2009, we adopted EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The adoption of EITF 08-7 did not have a significant impact on our consolidated financial statements, but could impact the accounting for future acquisitions.

Note 3. Acquisitions

In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform that we expect will enhance our biologic portfolio. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc., (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight certain cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded approximately $398 million in Acquisition-related in-process research and development charges.

Note 4. Collaborative Arrangements

In the normal course of business, we enter into collaborative arrangements with respect to in-line medicines as well as medicines in development that require completion of research and regulatory approval. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, typically a research and/or commercialization effort, where both we and our partner are active participants in the activity and are exposed to the significant risks and rewards of the activity.  Our rights and obligations under each collaborative arrangement can vary. For example, we have agreements to co-promote pharmaceutical products discovered by other companies, and we have agreements where we partner to co-develop and/or participate together in commercializing, marketing, promoting, manufacturing, or distributing a drug product.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments to or from our collaboration partners are presented in the statement of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under co-promotion agreements, we record the amounts received from our partners as alliance revenues, a component of Revenues, when our co-promotion partners are the principal in the transaction and we receive a share in their net sales or profits. Alliance revenues are recorded when our co-promotion partners ship the related product and title passes to their customer. Expenses for selling and marketing these products are included in Selling, informational and administrative expenses. In arrangements where we manufacture product for our partner, we record revenues when our partner sells the product and title passes to their customer. All royalty payments to collaboration partners are recorded as part of Cost of sales.

The amounts and classifications of payments (income/(expense)) between us and our collaboration partners follow:

(millions of dollars)	First Quarter
	Mar. 29, 2009	Mar. 30, 2008
Revenues – Revenues(a)	$132	$100
Revenues – Alliance revenues (b)	582	488
Total Revenues	714	588
Cost of sales (c)	(56)	(31)
Selling, informational and administrative expenses	(17)	(7)
Research and development expenses(d)	(194)	(50)

(a)	Represents sales to our partners of products manufactured by us.
(b)	Substantially all related to amounts earned from our partners under co-promotion agreements.
(c)	Primarily related to royalties earned by our partners and cost of sales associated with inventory purchased from our partners.
(d)	Primarily related to net reimbursements earned by our partners except that the first quarter of 2009 also includes a $150 million milestone payment to one of our partners.

The amounts disclosed in the above table do not include transactions with third parties other than our collaboration partners, or other costs associated with the products under the collaboration arrangements.

Note 5. Cost-Reduction Initiatives

We incurred the following costs in connection with all of our cost-reduction initiatives which began in 2005:

	First Quarter
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008

Implementation costs(a)	$174	$357
Restructuring charges(b)	157	178
Total costs related to our cost-reduction initiatives	$331	$535

(a)
For the first quarter of 2009, included in Cost of sales ($76 million), Selling, informational and administrative expenses ($46 million), Research and development expenses ($41 million), and Other (income)/deductions – net ($11 million). For the first quarter of 2008, included in Cost of sales ($138 million), Selling, informational and administrative expenses ($75 million), Research and development expenses ($146 million), and Other (income)/deductions-net ($2 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

From the beginning of the cost-reduction initiatives in 2005 through March 29, 2009, the restructuring charges primarily relate to our supply network transformation efforts and the restructuring of our worldwide marketing and research and development operations, and the implementation costs primarily relate to depreciation arising from the shortening of the useful lives of certain assets, as well as system and process standardization and the expansion of shared services.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of restructuring charges associated with all of our cost-reduction initiatives follow:

(millions of dollars)	Costs Incurred Through Mar. 29, 2009	Activity Through Mar. 29, 2009(a)	Accrual as of Mar. 29, 2009(b)

Employee termination costs	$5,285	$3,500	$1,785
Asset impairments	1,311	1,311	–
Other	444	412	32
Total restructuring charges	$7,040	$5,223	$1,817

(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.240 billion) and Other noncurrent liabilities ($577 million).

During the first quarter of 2009, we expensed $135 million for Employee termination costs, $18 million for Asset impairments and $4 million for Other. Through March 29, 2009, Employee termination costs represent the expected reduction of the workforce by approximately 31,000 employees, mainly in manufacturing, sales and research; and approximately 21,400 of these employees have been terminated. Employee termination costs are recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

Note 6. Acquisition-Related Costs

We incurred the following acquisition-related costs in connection with our pending acquisition of Wyeth:

First Quarter
(millions of dollars)	Mar. 29, 2009

Transaction costs (a)	$369
Pre-integration costs and other(b)	28
Total acquisition-related costs(c)	$397

(a)
Transaction costs include banking, legal, accounting and other costs directly related to our pending acquisition of Wyeth. Substantially all of the costs incurred to date are fees related to our $22.5 billion bridge term loan credit agreement entered into with financial institutions on March 12, 2009 (see Note 8C. Financial Instruments: Long-Term Debt) to partially fund our pending acquisition of Wyeth. Upon our issuance of $13.5 billion of senior unsecured notes on March 24, 2009, the commitment under the bridge term loan credit agreement was reduced by an amount equal to the net proceeds we received from such issuance, to a current balance of $9.1 billion, and, accordingly, we expensed the portion of the bridge term loan credit agreement fees associated with the $13.5 billion reduction.

(b)
Pre-integration costs represent external, incremental costs directly related to our pending acquisition of Wyeth and include costs associated with preparing for systems and other integration activities.

(c)	Included in Restructuring charges and acquisition-related costs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) follow:

	First Quarter
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008

Net income before allocation to noncontrolling interests	$2,730	$2,790
Other comprehensive loss:
Currency translation adjustment and other	$(384)	$(575)
Net unrealized gains/(losses) on derivative financial instruments	(23)	1
Net unrealized gains/(losses) on available-for-sale securities	145	(14)
Benefit plan adjustments	159	84
Total other comprehensive loss	(103)	(504)
Total comprehensive income before allocation to noncontrolling interests	2,627	2,286
Less: Comprehensive income attributable to noncontrolling interests	2	8
Comprehensive income attributable to Pfizer Inc.	$2,625	$2,278

Note 8. Financial Instruments

A. Investments in Debt and Equity Securities

Investments in debt securities reflect the investment of proceeds on March 24, 2009, when Pfizer issued $13.5 billion of senior unsecured notes in anticipation of the acquisition of Wyeth (see Note 8C. Financial Instruments: Long-Term Debt). The note proceeds were generally invested in short-term available-for-sale investments such as money market funds, U.S. Treasury notes, and to a lesser extent, corporate debt.

B. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $6.1 billion as of March 29, 2009.

As of March 29, 2009, we had access to $8.2 billion of lines of credit, of which $6.0 billion expire within one year. Of these lines of credit, $8.1 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. $7.0 billion of the unused lines of credit, of which $5.0 billion expire in the first quarter of 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings. The $5.0 billion of lines of credit expiring in the first quarter of 2010 are subject to substantially the same credit covenants as the bridge term loan credit agreement noted below. (See Note 8G. Financial Instruments: Credit Covenants.)

On March 12, 2009, we entered into a $22.5 billion bridge term loan credit agreement (bridge credit agreement) in connection with the pending acquisition of Wyeth. Upon our issuance of $13.5 billion of senior unsecured notes in March 2009 (see Note 8C. Financial Instruments: Long-Term Debt), the commitment under the bridge credit agreement was reduced by an amount equal to the net proceeds we received from such issuance, to a current balance of $9.1 billion. As of March 29, 2009, no amounts have been drawn down under the bridge credit agreement, and borrowings under the bridge credit agreement can only occur on the consummation date of the Wyeth transaction. Amounts drawn under the bridge credit agreement must be used to fund a portion of the Wyeth merger consideration and certain fees and expenses incurred in connection with the merger and would mature 364 days after the merger consummation date but may be extended under certain conditions. The loan interest rate is to be calculated at the highest of specified common base rates, plus specified fixed-rates. The bridge credit agreement will terminate upon the earliest to occur of the following: (i) the consummation of merger, (ii) December 31, 2009, (iii) the abandonment of the merger, (iv) the termination of the merger agreement or (v) the date on which the commitments under the bridge credit agreement are cancelled in full. The pending acquisition of Wyeth is expected to occur at the end of the third quarter or during the fourth quarter of 2009.

Certain bridge credit agreement fees have been expensed as Acquisition-related costs in the income statement caption Restructuring charges and acquisition-related costs (see Note 6. Acquisition-related costs), while other bridge credit agreement fees have been deferred and are included in Other assets, deferred taxes and deferred charges.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The bridge credit agreement subjects us to certain covenants until the commitment expires and all loans under the agreement, if any, have been paid. (See Note 8G. Financial Instruments: Credit Covenants.)

C. Long-Term Debt

On March 24, 2009, as part of our financing of the pending acquisition of Wyeth, we issued $13.5 billion of senior unsecured notes. Information as of March 29, 2009 is as follows:

(millions of dollars)	Maturity Date	2009
Senior unsecured notes:
Floating rate notes at the three-month London Interbank Offering Rate (LIBOR), plus 1.95%	March 2011	$1,250
4.45%(a)	March 2012	3,500
5.35%(a)	March 2015	3,000
6.20%(a)	March 2019	3,250
7.20%(a)	March 2039	2,500
Total long-term debt issued in connection with the pending acquisition of Wyeth		$13,500

(a)	The fixed-rate debt is callable at any time at the greater of 100% of the principal amount or the sum of the present values of principal and interest discounted at the U.S. Treasury rate, plus 0.50%.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk - A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign-exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $35 billion. The derivative financial instruments primarily hedge or offset exposures in euro, Japanese yen, and Swedish kroner.

All derivative contracts used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the consolidated balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and purpose of the financial instrument (offset or hedge relationship) and the effectiveness of the hedge relationships, as follows:

•
We defer on the balance sheet the effective portion of the gains or losses on foreign currency forward-exchange contracts and foreign currency swaps that are designated as cash flow hedges and reclassify those amounts, as appropriate, into earnings in the same period or periods during which the hedged transaction affects earnings.

•
We recognize the gains and losses on forward-exchange contracts and foreign currency swaps that are used to offset the same foreign currency assets or liabilities immediately into earnings along with the earnings impact of the items they generally offset. These contracts essentially take the opposite currency position of that reflected in the month-end balance sheet to counterbalance the effect of any currency movement.

•
We recognize the gains and losses impact on foreign currency swaps designated as hedges of our net investments in earnings in three ways: over time–for the periodic net swap payments; immediately–to the extent of any change in the difference between the foreign exchange spot rate and forward rate; and upon sale or substantial liquidation of our net investments–to the extent of change in the foreign exchange spot rates.

We defer on the balance sheet foreign exchange gains and losses related to foreign exchange-denominated debt designated as a hedge of our net investments and reclassify those amounts into earnings upon the sale or substantial liquidation of our net investments.

Any ineffectiveness is recognized immediately into earnings. There was no significant ineffectiveness in the first quarter of 2009 or the first quarter of 2008.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Risk - Our interest-bearing investments, loans and borrowings are subject to interest rate risk. We invest and loan primarily on a short-term or variable-rate basis; however, due to the pending acquisition of Wyeth and in light of current market conditions, we currently borrow primarily on a long-term, fixed-rate basis. From time to time, depending on market conditions, we will fix interest rates either through entering into fixed-rate investments or through the use of derivative financial instruments. The aggregate notional amount of interest rate derivative financial instruments is $4 billion. The derivative financial instruments primarily offset euro fixed-rate debt, and to a lesser extent, hedge U.S. fixed-rate debt.

All derivative contracts used to manage interest rate risk are measured at fair value and reported as assets or liabilities on the consolidated balance sheet. Changes in fair value are reported in earnings, as follows:

•
We recognize the gains and losses on interest rate swaps that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged risk. We recognize the offsetting earnings impact of fixed-rate debt attributable to the hedged risk also in earnings.

Any ineffectiveness is recognized immediately into earnings. There was no significant ineffectiveness in the first quarter of 2009 or the first quarter of 2008.

Information about the fair values of our derivative financial instruments and debt designated as hedging instruments and the impact on our consolidated balance sheet follows:

	March 29, 2009
	Assets		Liabilities
(millions of dollars)	Balance Sheet Location(a)	Fair Value(b)	Balance Sheet Location(a)	Fair Value (b)
Derivative financial instruments designated as hedging instruments:
Interest rate swaps	OCA	$1	OCL	$–
Interest rate swaps	ONCA	314	ONCL	9
Foreign currency swaps	OCA	17	OCL	6
Foreign currency swaps	ONCA	143	ONCL	30
Foreign currency forward-exchange contracts	OCA	276	OCL	266

Total derivative financial instruments designated as hedging instruments:		751		311

Derivative financial instruments not designated as hedging instruments:

Foreign currency swaps	ONCA	–	ONCL	139
Foreign currency forward-exchange contracts	OCA	233	OCL	650

Total derivative financial instruments not designated as hedging instruments		233		789

Total derivative financial instruments		$984		$1,100

Nonderivative financial instruments designated as hedging instruments:
Foreign currency short-term borrowings			STB	$1,273
Foreign currency long-term debt			LTD	1,927

Total nonderivative financial instruments designated as hedging instruments				$3,200

(a)
The primary consolidated balance sheet caption indicates the financial statement classification of the amount associated with the financial instrument used to hedge or offset risk. The abbreviations used are defined as follows: OCA = Taxes and other current assets; ONCA = Other assets, deferred taxes and deferred charges; OCL = Other current liabilities; ONCL = Other noncurrent liabilities; STB = Short-term borrowings; and LTD = Long-term debt.

(b)	See Note 8E. Financial Instruments: Fair Value for a description of the valuation techniques used to determine fair values.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of our derivative instruments have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $315 million, for which we have posted collateral of $230 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a debt-rating organization ratings downgrade. If there had been a downgrade to an A rating, or its equivalent, on March 29, 2009, we would have been required to post an additional $140 million of collateral to our counterparties. If there had been a downgrade to below an A rating, or its equivalent, on March 29, 2009, we would have been required to post an additional $168 million of collateral to our counterparties. (See Note 8F: Financial Instruments: Credit Risk.)

Information about gains and losses on our derivative financial instruments and debt designated as hedging instruments and the impact on our comprehensive income follows:

	First Quarter 2009
(millions of dollars)	Amount of Gains/(Losses) Recognized in Earnings(b)	Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a) (c)	Amount of Gains/(Losses) Reclassified from OCI into Earnings (Effective Portion)(a) (b)
Derivative financial instruments in fair value hedge relationships:
Interest rate swaps	$(284)
Foreign currency swaps	(1)

Total derivative financial instruments in fair value hedge relationships	$(285)
Derivative financial instruments in cash flow hedge relationships:
U.S. Treasury interest rate locks	$(11)	$(15)	$–
Foreign currency swaps	–	(19)
Foreign currency forward-exchange contracts	–	2	10

Total derivative financial instruments in cash flow hedge relationships	$(11)	$(32)	$10
Derivative financial instruments in net investment hedge relationships:
Foreign currency swaps	$(2)	$53

Total derivative financial instruments in net investment hedge relationships	$(2)	$53
Derivative financial instruments not designated as hedge instruments:
Foreign currency swaps	$(5)
Foreign currency forward-exchange contracts	(255)

Total derivative financial instruments not designated as hedge instruments	$(260)

Nonderivative financial instruments designated as hedging instruments:
Foreign currency short-term borrowings	$–	$110
Foreign currency long-term debt	–	158

Total nonderivative financial instruments designated as hedging instruments	$–	$268

(a)	OCI = Other Comprehensive income/(expense).
(b)	Included in Other income/deductions, net.
(c)
For derivative financial instruments in cash flow hedge relationships, included in OCI – Derivative Financial Instruments. For derivative financial instruments in net investment hedge relationships and foreign currency debt designated as hedging instruments, included in OCI – Currency translation adjustment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

E. Fair Value

Information about certain of our financial assets and liabilities follows:

(millions of dollars)	As of Mar. 29, 2009	As of Dec. 31, 2008
Financial assets carried at fair value(a):
Trading securities(b)	$164	$190
Available-for-sale debt securities(c)	40,257	30,061
Available-for-sale money market funds(d)	4,031	398
Available-for-sale equity securities, excluding money market funds(e)	148	319
Derivative financial instruments(f)	984	1,259
Total	$45,584	$32,227
Other financial assets:
Held-to-maturity debt securities carried at amortized cost(g)	$840	$2,349
Short-term loans carried at cost	793	824
Long-term loans carried at cost(b)	1,404	1,568
Non-traded equity securities carried at cost(b)	181	182
Total	$3,218	$4,923
Financial liabilities carried at fair value (a):
Derivative financial instruments(h)	$1,100	$1,243
Total	$1,100	$1,243
Financial liabilities carried at historical proceeds:
Short-term borrowings	$7,613	$9,320
Long-term debt, including adjustments for fair value hedges of interest rate risk	21,064	7,963
Total	$28,677	$17,283

(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. Virtually all of our financial assets and liabilities carried at fair value use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $79 million as of March 29, 2009 and $87 million as of December 31, 2008 of investments that use Level 1 inputs in the calculation of fair value. None of our financial instruments are valued based on Level 3 inputs at March 29, 2009 or December 31, 2008.

(b)	Included in Long-term investments and loans.
(c)
As of March 29, 2009, included in Short-term investments ($28.633 billion) and Long-term investments and loans ($11.624 billion). As of December 31, 2008, included in Short-term investments ($20.856 billion) and Long-term investments and loans ($9.205 billion).

(d)	Included in Short-term investments.
(e)
As of March 29, 2009, included in Long-term investments and loans and includes gross unrealized gains ($8 million) and gross unrealized losses ($36 million). As of December 31, 2008, included in Long-term investments and loans and includes gross unrealized gains ($17 million) and gross unrealized losses ($39 million).

(f)
As of March 29, 2009, included in Taxes and other current assets ($527 million) and Other assets, deferred taxes and deferred charges ($457 million). As of December 31, 2008, included in Taxes and other current assets ($404 million) and Other assets, deferred taxes and deferred charges ($855 million).

(g)
As of March 29, 2009, included in Cash and cash equivalents ($684 million), Short-term investments ($141 million) and Long-term investments and loans ($15 million). As of December 31, 2008, included in Cash and cash equivalents ($1.980 billion), Short-term investments ($355 million) and Long-term investments and loans ($14 million).

(h)
As of March 29, 2009, included in Other current liabilities ($922 million) and Other noncurrent liabilities ($178 million). As of December 31, 2008, included in Other current liabilities ($1.1 billion) and Other noncurrent liabilities ($124 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements.

At March 29, 2009, we have $3.4 billion invested in a major money market fund rated Aaa by Moody’s Investors Service and AAA by Standard & Poor’s, which invests in U.S. government and its agencies’ or instrumentalities’ securities and reverse repurchase agreements involving the same investments held. Also, we had $3 billion due from a well-diversified, highly-rated group (primarily Standard & Poor’s rating of AA or better) of bank counterparties around the world.

G. Credit Covenants

The bridge credit agreement (see Note 8B. Financial Instruments: Short-Term Borrowings) subjects us to certain covenants until the commitment expires or is terminated and all loans under the agreement, if any, have been paid. Such covenants require, among other things, that we:

•
maintain a no more than 2.75:1 ratio of consolidated debt to “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA), as defined. EBITDA, as defined, permits add-backs of certain other charges such as acquisition-related costs, unusual costs or certain non-cash charges.

•
reduce the bridge credit agreement commitment or repay any outstanding indebtedness under the bridge credit agreement as required in an amount equal to the net proceeds of certain transactions not in the ordinary course of business, such as specified asset sales or sales-leaseback transactions, property loss events, or certain equity or debt issuances;

•	not declare or pay dividends on our common stock in excess of $0.32 per share per quarter;

•	not incur certain types of debt;

•	not purchase or redeem our common stock in excess of $250 million dollars in the aggregate; and

•	not purchase U.S. businesses for cash consideration in excess of $500 million in the aggregate or international businesses for cash consideration in excess of $2.5 billion in the aggregate.

Also, if any loan under the bridge credit agreement is funded, we would be required to cause Wyeth to guarantee our obligation under the bridge facility. In addition, if the bridge loan is funded and Wyeth guarantees the bridge loan, we would be required to cause Wyeth to guarantee the $13.5 billion of senior unsecured notes that we issued on March 24, 2009 (see Note 8C: Financial Investments: Long-Term Debt) until all loans under the bridge credit agreement have been paid in full.

In addition, the bridge credit agreement contains the following conditions, among others, to any borrowing under the agreement.

•	the absence of material adverse change in the business of Pfizer or Wyeth; and

•
Pfizer must maintain an unsecured long-term obligations rating of at least “A2” (with stable or better outlook) and a commercial paper credit rating of at least “P-1” from Moody’s Investors Service, and maintain a long-term issuer credit rating of at least “A” (with stable or better outlook) and a short-term issuer credit rating of at least “A-1” from Standard & Poor’s.

At March 29, 2009, we are in compliance with all credit covenants under the bridge credit agreement.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 9. Inventories

The components of inventories follow:

(millions of dollars)	Mar. 29, 2009	Dec. 31, 2008

Finished goods	$2,151	$2,024
Work-in-process	1,483	1,527
Raw materials and supplies	824	830
Total inventories(a)	$4,458	$4,381

(a)	Certain amounts of inventories are in excess of one year’s supply. There are no recoverability issues associated with these quantities and the amounts are not significant.

Note 10. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill by segment for the quarter ended March 29, 2009, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total

Balance, December 31, 2008	$21,317	$129	$18	$21,464
Additions	–	–	–	–
Other(a)	22	(4)	–	18
Balance, March 29, 2009	$21,339	$125	$18	$21,482

(a)	Primarily related to the impact of foreign exchange, except that Pharmaceutical also includes a reclassification of about $150 million to Assets held for sale.

B. Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	As of Mar. 29, 2009				As of Dec. 31, 2008
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$31,101	$(18,059)	$13,042		$31,484	$(17,673)	$13,811
Brands	1,016	(496)	520		1,016	(487)	529
License agreements	246	(84)	162		246	(78)	168
Trademarks	119	(79)	40		118	(78)	40
Other(a)	524	(296)	228		531	(291)	240
Total amortized finite-lived
intangible assets	33,006	(19,014)	13,992		33,395	(18,607)	14,788
Indefinite-lived intangible assets:
Brands	2,860	–	2,860		2,860	–	2,860
Trademarks	68	–	68		70	–	70
Other	3	–	3		3	–	3
Total indefinite-lived
intangible assets	2,931	–	2,931		2,933	–	2,933
Total identifiable intangible assets	$35,937	$(19,014)	$16,923	(b)	$36,328	$(18,607)	$17,721

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Decrease from December 31, 2008 as compared to the prior period is primarily related to amortization and the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $610 million for the first quarter of 2009, and $808 million for the first quarter of 2008.

Note 11. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, for the first quarters of 2009 and 2008 follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$59	$61	$5	$6	$45	$63	$8	$9
Interest cost	119	116	13	12	78	99	30	34
Expected return on plan assets	(118)	(163)	–	–	(86)	(111)	(6)	(9)
Amortization of:
Actuarial losses	57	8	8	9	6	11	4	6
Prior service costs/(credits)	1	1	(1)	(1)	(1)	–	(1)	–
Curtailments and settlements – net	24	3	7	112	2	(2)	5	3
Special termination benefits	13	7	–	–	1	7	12	4
Net periodic benefit costs	$155	$33	$32	$138	$45	$67	$52	$47

The increase in net periodic benefit costs in the first three months of 2009 compared to the first three months of 2008, for our U.S. qualified plans was primarily driven by the amortization of actual investment losses incurred in 2008, lower expected returns on plan assets due to the smaller asset base and the impact of our cost-reduction initiatives.

The decrease in net periodic benefit costs in the first three months of 2009, compared to the first three months of 2008, for our U.S. supplemental (non-qualified) pension plans was largely driven by settlement charges required to be recognized in 2008 due to the lump sum benefit payments made to certain of our former executive officers and other former executives in 2008.

For the first quarter of 2009, we contributed from our general assets $63 million to our international pension plans, $47 million to our U.S. supplemental (non-qualified) pension plans and $43 million to our postretirement plans. Contributions to our U.S. qualified pension plans in the first quarter of 2009 were not significant.

During 2009, we expect to contribute from our general assets, a total of $305 million to our international pension plans, $151 million to our postretirement plans and $87 million to our U.S. supplemental (non-qualified) pension plans. Contributions to our U.S. qualified pension plans are not expected to be significant. Contributions expected to be made for 2009 are inclusive of amounts contributed during the first quarter of 2009. The contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) attributable to Pfizer Inc. common shareholders were computed using the following data:

	First Quarter
(millions)	Mar. 29, 2009	Mar. 30, 2008

EPS Numerator - Basic:
Income from continuing operations attributable to Pfizer Inc.	$2,728	$2,788
Less: Preferred stock dividends - net of tax	–	–
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,728	2,788
Discontinued operations - net of tax	1	(4)
Net income attributable to Pfizer Inc. common shareholders	$2,729	$2,784

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,723	6,739

EPS Numerator - Diluted:
Income from continuing operations attributable to Pfizer Inc.	$2,728	$2,788
Less: ESOP contribution - net of tax	–	–
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,728	2,788
Discontinued operations - net of tax	1	(4)
Net income attributable to Pfizer Inc. common shareholders	$2,729	$2,784

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,723	6,739
Common share equivalents: stock options, restricted stock units, stock issuable under other employee compensation plans and convertible preferred stock	30	23
Weighted-average number of common shares outstanding and common share equivalents	6,753	6,762

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans (a)	475	551
(a)
These common stock equivalents were outstanding during the first quarters of 2009 and 2008, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

In the computation of diluted EPS, Income from continuing operations attributable to Pfizer Inc. and Net income attributable to Pfizer Inc. are reduced by the incremental contribution to the ESOPs, which were acquired as part of our Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOPs would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

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

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs, and costs related to our cost-reduction initiatives, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

Revenues and profit/(loss) by segment for the first quarters of 2009 and 2008 follow:

	First Quarter
(millions of dollars)	Mar. 29, 2009		Mar. 30, 2008
Revenues
Pharmaceutical	$10,102		$10,904
Animal Health	537		619
Corporate/Other(a)	228		325
Total revenues	$10,867		$11,848

Segment profit/(loss)(b)
Pharmaceutical	$5,407		$5,594
Animal Health	132		145
Corporate/Other(a)	(1,736	)(c)	(2,182	)(d)
Total profit/(loss)	$3,803		$3,557

(a)
Corporate/Other includes our gelatin capsules business, our contract manufacturing business and a bulk pharmaceutical chemicals business, and transition activity associated with our former Consumer Healthcare business (sold in December 2006). Corporate/Other under Segment profit/(loss) also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based and all share-based compensation expenses, significant impacts of purchase accounting for acquisitions, acquisition-related costs, intangible asset impairments and costs related to our cost-reduction initiatives. This methodology is utilized by management to evaluate our businesses.

(b)	Segment profit/(loss) equals Income from continuing operations before provision for taxes on income.
(c)
For the first quarter of 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $546 million, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) acquisition-related costs of $397 million, primarily related to our pending acquisition of Wyeth; (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $331 million; and (iv) all share-based compensation expense.

(d)
For the first quarter of 2008, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.2 billion, including acquired in-process research and development intangible asset amortization and other charges; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $534 million; (iii) all share-based compensation expense; and (iv) acquisition-related costs of $1 million.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenues for each group of similar products follow:

	First Quarter
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008	% Change

PHARMACEUTICAL:
Cardiovascular and metabolic diseases	$3,953	$4,494	(12)
Central nervous system disorders	1,431	1,386	3
Arthritis and pain	688	755	(9)
Infectious and respiratory diseases	933	931	–
Urology	767	784	(2)
Oncology	552	637	(13)
Ophthalmology	413	413	–
Endocrine disorders	252	258	(2)
All other	531	758	(30)
Alliance revenues	582	488	19
Total Pharmaceutical	10,102	10,904	(7)
ANIMAL HEALTH	537	619	(13)
OTHER	228	325	(30)
Total revenues	$10,867	$11,848	(8)

Revenues by geographic area follow:

	First Quarter
(millions of dollars)	2009	2008	% Change

Revenues
United States(a)	$4,969	$5,511	(10)
Europe(b)	3,005	3,413	(12)
Japan/Asia(c)	1,738	1,573	11
Canada/Latin America/AFME(d)	1,155	1,351	(14)
Total Revenues	$10,867	$11,848	(8)

(a)	Includes operations in Puerto Rico.
(b)	Includes France, Italy, Spain, Germany, the U.K., Ireland, Northern Europe and Central-South Europe.
(c)	Includes Japan, Australia, Korea, China, Taiwan, Thailand, Singapore and India.
(d)	Includes Canada, South America, Central America, Mexico, Africa and the Middle East.

Note 14. Pending Acquisition of Wyeth

On January 26, 2009, we announced that we signed a definitive Agreement and Plan of Merger dated as of January 25, 2009 (the “Merger Agreement”) to acquire Wyeth in a cash-and-stock-transaction valued on that date at approximately $68 billion. Under terms of the Merger Agreement, which has been approved by the Board of Directors of each of the companies, each outstanding share of Wyeth common stock will be converted into the right to receive $33.00 in cash, without interest, and 0.985 of a share of Pfizer common stock in a taxable transaction, subject to the terms of the Merger Agreement. Each outstanding Wyeth stock option and each outstanding share of Wyeth restricted stock, deferred stock unit award and restricted stock unit award will be exchanged for cash, in accordance with the terms of the Merger Agreement. On April 23, 2009, Wyeth announced that it will fully redeem all of its outstanding $2 convertible preferred stock effective July 15, 2009, pursuant to a request from us made in accordance with the terms and conditions of the Merger Agreement, and, as a result, we do not expect to issue any preferred stock in connection with the merger. The merger is subject to Wyeth shareholder approval, governmental and regulatory approvals, the satisfaction of certain conditions related to the debt financing for the transaction, and other usual and customary closing conditions. We expect the merger will be completed at the end of the third quarter or during the fourth quarter of 2009.

We expect to fund the acquisition through a combination of cash, stock, short-term borrowings and long-term debt. (See Note 8B. Financial Instruments: Short-Term Borrowings, Note 8C. Financial Instruments: Long-Term Debt and Note 8G. Financial Instruments: Credit Covenants.)

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of March 29, 2009, the related condensed consolidated statements of income for the three-month periods ended March 29, 2009, and March 30, 2008, and the related condensed consolidated statements of cash flows for the three-month periods ended March 29, 2009, and March 30, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not represented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 8, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance and Operating Environment. This section, beginning on page 24, provides information about the following: our business; our performance during the first quarter of 2009; our operating environment; our strategic initiatives; and our cost-reduction initiatives.

•	Revenues. This section, beginning on page 29, provides an analysis of our products and revenues for the first quarters of 2009 and 2008, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 38, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, on page 40, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 40, provides a discussion of an alternative view of performance used by management.

•
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 44, provides an analysis of our balance sheets as of March 29, 2009 and December 31, 2008 and cash flows for the first quarters of 2009 and 2008, as well as a discussion of our outstanding debt and commitments that existed as of March 29, 2009, and December 31, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

•	Outlook. This section, beginning on page 48, provides a discussion of our expectations for full-year 2009.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 49, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations and business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statements of Income follow:

	First Quarter
(millions of dollars, except per common share data)	Mar. 29, 2009	Mar. 30, 2008	% Change

Revenues	$10,867	$11,848	(8)

Cost of sales	1,408	1,986	(29)
% of revenues	13.0%	16.8%

Selling, informational and administrative expenses	2,876	3,492	(18)
% of revenues	26.5%	29.5%

Research and development expenses	1,705	1,791	(5)
% of revenues	15.7%	15.1%

Amortization of intangible assets	578	779	(26)
% of revenues	5.3%	6.6%

Acquisition-related in-process research and development charges	–	398	(100)
% of revenues	–%	3.4%

Restructuring charges and acquisition-related costs	554	178	212
% of revenues	5.1%	1.5%

Other (income)/deductions – net	(57)	(333)	(82)

Income from continuing operations before provision for taxes on income	3,803	3,557	7
% of revenues	35.0%	30.0%

Provision for taxes on income	1,074	763	41

Effective tax rate	28.2%	21.5%

Income from continuing operations	2,729	2,794	(2)
% of revenues	25.1%	23.6%

Discontinued operations – net of tax	1	(4)	*

Net income before allocation to noncontrolling interests	2,730	2,790	(2)
% of revenues	25.1%	23.5%

Less: Net income attributable to noncontrolling interests	1	6	(78)

Net income attributable to Pfizer Inc.	$2,729	$2,784	(2)
% of revenues	25.1%	23.5%

Earnings per common share - basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.41	$0.41	–
Discontinued operations - net of tax	–	–	–
Net income attributable to Pfizer Inc. common shareholders	$0.41	$0.41	–

Earnings per common share - diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.40	$0.41	(2)
Discontinued operations - net of tax	–	–	–
Net income attributable to Pfizer Inc. common shareholders	$0.40	$0.41	(2)

Cash dividends paid per common share	$0.32	$0.32

* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

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

On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. While we have taken actions and incurred costs associated with the pending transaction that are reflected in our financial statements, the acquisition of Wyeth will not be reflected in our financial statements until consummation. (See also the “Our Strategic Initiatives – Strategy and Recent Transactions” and “Costs and Expenses – Acquisition-Related Costs” sections of this MD&A).

Our First Quarter Performance

Revenues in the first quarter of 2009 decreased 8% to $10.9 billion, compared to the same period in 2008. The significant product and alliance revenue impacts on revenues for the first quarter of 2009, compared to the same period in 2008, are as follows:

	First Quarter
(millions of dollars)	Increase/ (decrease) 09/08	% Change 09/08

Lipitor(a)	$(416)	(13)
Zyrtec/Zyrtec D(b)	(117)	(100)
Chantix/Champix(c)	(100)	(36)
Camptosar(b)	(83)	(43)
Celebrex	(47)	(8)
Norvasc(d)	(32)	(6)
Detrol/Detrol LA	(24)	(8)
Geodon/Zeldox	(11)	(5)
Genotropin	(9)	(4)
Viagra	(6)	(1)
Xalatan/Xalacom	2	–
Vfend	8	5
Sutent	12	7
Zyvox	24	9
Lyrica	102	17
Alliance revenues	94	19

(a)	Lipitor has been impacted by competitive pressures and other factors.
(b)	Zyrtec/Zyrtec D lost U.S. exclusivity in late January 2008, at which time we ceased selling this product. Camptosar lost U.S. exclusivity in February 2008.
(c)	Chantix/Champix has been negatively impacted by the changes to its label in 2008.
(d)	Norvasc lost U.S. exclusivity in March 2007.

Foreign exchange unfavorably impacted revenues by approximately $640 million, or 5%, compared to the first quarter of 2008.

In the U.S., revenues decreased 10% compared to the first quarter 2008, while international revenues decreased 7% compared to the first quarter of 2008.

The impact of rebates in the first quarter of 2009 decreased revenues by approximately $950 million, compared to approximately $900 million in the first quarter of 2008. The increase in rebates was due primarily to the impact of our contracting strategies with both government and non-government entities in the U.S. (See further discussion in the “Revenues – Pharmaceutical Business Revenues” section of this MD&A).

Income from continuing operations for the first quarter of 2009 was $2.7 billion, compared to $2.8 billion in the first quarter of 2008. The decrease was primarily due to:

•	the decrease in total revenues due to the unfavorable impact of foreign exchange, among other factors;

•	the decrease in other income/deductions;

•	the increase in the effective tax rate; and

•	costs incurred in connection with the pending Wyeth acquisition;

partially offset by:

•	savings related to our cost-reduction initiatives; and

•	the elimination of acquisition-related in-process research and development charges in 2009 compared to $398 million in the first quarter of 2008.

In the first quarter of 2008, we expensed Acquisition-related in-process research and development charges (IPR&D) related to our acquisitions of CovX and Coley Pharmaceutical Group, Inc. related to our Pharmaceutical segment and two smaller acquisitions related to our Animal Health segment. (See further discussion in the “Our Strategic Initiatives – Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A.) As a result of adopting Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141R, Business Combinations, as amended, beginning January 1, 2009, IPR&D related to future acquisitions will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. We made no acquisitions in the first quarter of 2009.

We have also made significant progress with our cost-reduction and transformation initiatives, launched in early 2005, which are broad-based, company-wide efforts to improve performance and efficiency. (See further discussion in the “Our Cost-Reduction Initiatives” section of this MD&A.)

Our Operating Environment

While the global recession has affected our business, the impact so far has been consistent with the expectations reflected in our financial guidance for 2009 (see the “Outlook” section of this MD&A.) The impact on our human pharmaceutical business has been largely in the U.S. market, where health insurers and benefit plans are imposing formulary restrictions in favor of generics, which is affecting products such as Lipitor, Lyrica, Celebrex, and Geodon; in addition patients, experiencing the effects of the weak economy and facing increases in co-pays, are sometimes delaying treatments or skipping doses to reduce their costs. Our Animal Health business also has been impacted by the recession, which has adversely affected global spending on veterinary care.

Despite the challenging financial markets, Pfizer maintains a strong financial position. We have a strong balance sheet and excellent liquidity that provides us with financial flexibility. Our long-term debt is rated high quality and investment grade by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have and will continue to take a conservative approach to our investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, investment-grade available-for-sale debt securities. As a result, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. (For further discussion of our financial condition, see the “Financial Condition, Liquidity and Capital Resources” section of this MD&A.)

In addition to general economic conditions, we and other pharmaceutical companies continue to face significant industry-specific challenges in a profoundly changing business environment, as explained more fully in Pfizer’s Annual Report on Form 10-K for the year ended December 31, 2008. Industry-wide factors, including pharmaceutical product pricing and access, intellectual property rights, product competition, the regulatory environment, pipeline productivity and the changing business environment, can significantly impact our businesses. In order to meet these challenges and capitalize on opportunities in the marketplace, we are taking steps to change the way we operate our Pharmaceutical and other businesses. Effective January 1, 2009, we changed our operating model within the Pharmaceutical segment, which is now comprised of five customer-focused units—Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets—with clear, single points of accountability to enable the segment to more effectively anticipate and respond to the diverse needs of physicians, customers and patients. As in the past, the Pharmaceutical segment continues to be managed inclusive of our research and manufacturing organizations and supported by administrative functions.

Generic competition and patent expirations significantly impact our business. We lost U.S. exclusivity for Camptosar in February 2008 and Norvasc in March 2007 and, as expected, significant revenue declines followed. Zyrtec/Zyrtec D lost its U.S. exclusivity in late January 2008, at which time we ceased selling this product. Lipitor began to face competition in the U.S. in 2006 from generic pravastatin (Pravachol) and generic simvastatin (Zocor), in addition to other competitive pressures. The volume of patients who start on or switch to generic simvastatin continues to negatively impact Lipitor prescribing trends, particularly in the managed-care environment.

We will continue to aggressively defend our patent rights against increasing incidents of infringement whenever appropriate. (For more detailed information about Lipitor, Norvasc, Zyrtec, Camptosar and other significant products, see further discussion in the “Revenues – Pharmaceutical – Selected Product Descriptions” section of this MD&A). (See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to patent litigation.)

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A.

Our Strategic Initiatives – Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our new-product pipeline and maximizing the value of our in-line products, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business-development strategy targets a number of growth opportunities, including biologics, vaccines, oncology, diabetes, Alzheimer’s disease, inflammation/immunology, pain, psychoses (schizophrenia) and other products and services that seek to provide valuable healthcare solutions. Some of our most significant business-development transactions during the first quarter of 2009 and 2008 are described below:

•
In the first quarter of 2009, we entered into a five-year agreement with Bausch & Lomb to co-promote prescription pharmaceuticals in the U.S. for the treatment of ophthalmic conditions.  The agreement covers prescription ophthalmic pharmaceuticals, including our Xalatan product and Bausch & Lomb’s Alrex®, Lotemax® and Zylet® products, as well as Bausch & Lomb’s investigational anti-infective eye drop, besifloxacin ophthalmic suspension, 0.6%, which is currently under review by the U.S. Food and Drug Administration (FDA).

•
In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform that we expect will enhance our biologic portfolio. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc. (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded approximately $398 million in Acquisition-related in-process research and development charges.

The following transactions were not completed as of the end of the first quarter of 2009, and our consolidated financial statements as of March 29, 2009 do not assume their completion. However, we have incurred costs related to the pending acquisition of Wyeth that are reflected in our financial statements.

•
On April 16, 2009, we announced that we entered into an agreement with GlaxoSmithKline plc (GSK) to create a new company focused solely on research, development and commercialization of HIV medicines. We and GSK will contribute product and pipeline assets to the new company. The new company will have a broad product portfolio of 11 marketed products, including innovative leading therapies such as GSK’s Combivir and Kivexa products and our Selzentry/Celsentri (maraviroc) product. The company will have a pipeline of six innovative and targeted medicines, including four compounds in Phase 2 development. The new company will contract R&D and manufacturing services directly from GSK and us and will also enter into a new research alliance agreement with GSK and us. Under this new alliance, the new company will invest in our and GSK’s programs for discovery research and development into HIV medicines. The new company will have exclusive rights of first negotiation in relation to any new HIV-related medicines developed by either GSK or us. We will initially hold a 15% equity interest in the new company, and GSK will hold an 85% equity interest. The equity interests will be adjusted in the event that specified sales and regulatory milestones are achieved. Our equity interest in the new company could vary from 9% to 30.5%, and GSK’s equity interest in the new company could vary from 69.5% to 91%, depending upon the milestones achieved with respect to the original pipeline assets contributed by us and by GSK to the new company. Each company may also be entitled to preferential dividend payments to the extent that specific sales thresholds are met in respect of the marketed products and pipeline assets originally contributed. We will account for our share of the new company as an equity method investment. The closing of the transaction and commencement of the new company’s business is conditional upon certain matters, including receiving certain regulatory and tax clearances, and no material adverse change occurring in respect of either GSK’s or our HIV business prior to closing. We and GSK will conduct consultations with works councils in accordance with applicable employment legislation. The transaction is expected to close in the fourth quarter of 2009.

•
On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. The Boards of Directors of both Pfizer and Wyeth have approved the transaction. Under the terms of the merger agreement, each outstanding share of Wyeth common stock will be converted into the right to receive $33 in cash and 0.985 of a share of Pfizer common stock, subject to adjustment as set forth in the merger agreement. Each outstanding Wyeth stock option, and each outstanding share of Wyeth restricted stock, deferred stock unit award and restricted stock unit award, will be exchanged for cash in accordance with the terms of the merger agreement. In addition, the merger agreement provides that each share of Wyeth $2 convertible preferred stock will be exchanged for a newly created class of Pfizer preferred stock having substantially the same rights as the Wyeth $2 convertible preferred stock. However, on April 23, 2009, Wyeth announced that it will affect a full redemption of its outstanding $2 convertible preferred stock effective on July 15, 2009. As a result, we will not issue any preferred stock in connection with the merger.

We expect the Wyeth transaction will close at the end of the third quarter or during the fourth quarter of 2009, subject to Wyeth shareholder approval, governmental and regulatory approvals, the satisfaction of the conditions related to the debt financing for the transaction, and other usual and customary closing conditions. We believe that the combination of Pfizer and Wyeth will create the world’s premier biopharmaceutical company and will meaningfully deliver on Pfizer’s strategic priorities in a single transaction. The combined entity will be one of the most diversified in the industry and will enable us to offer patients a uniquely broad and diversified portfolio of biopharmaceutical innovation through patient-centric units.

We expect to achieve annual cost savings of approximately $4 billion by the end of 2012 related solely to this transaction. We expect we will incur acquisition-related restructuring charges and integration costs associated with the expected cost savings, which we estimate could be in the range of approximately $6 billion to $8 billion, and which will be expensed as incurred.

We expect to fund the acquisition through a combination of cash, stock, short-term borrowings and long-term debt. (See Notes to Condensed Consolidated Financial Statements - Note 8B. Financial Instruments: Short-Term Borrowings, Note 8C. Financial Instruments: Long-Term Debt and Note 8G. Financial Instruments: Credit Covenants.)

The merger agreement with Wyeth prohibits us from making acquisitions, except for acquisitions for which cash consideration does not exceed $750 million in the aggregate prior to the completion of the transaction without Wyeth’s consent. In addition, the 364-day bridge term loan credit agreement that we entered into on March 12, 2009 (bridge credit agreement) in connection with the pending Wyeth acquisition prohibits us from purchasing U.S. domestic businesses for cash consideration in excess of $500 million in the aggregate or international businesses for cash consideration in excess of $2.5 billion in the aggregate until the commitment expires or is terminated and all loans under the agreement, if any, have been paid. (For further discussion of the bridge credit agreement, see the “Financial Condition, Liquidity and Capital Resources” section of this MD&A and Notes to the Condensed Consolidated Financial Statements – Note 8B. Financial Instruments: Short-Term Borrowings and Note 8G. Financial Instruments: Credit Covenants).

Our Cost-Reduction Initiatives

During 2008, we completed the cost-reduction and transformation initiatives that were launched in early 2005, broadened in October 2006 and expanded in January 2007. These initiatives were designed to increase efficiency and streamline decision-making across the company and change the way we run our businesses to meet the challenges of a changing business environment, as well as take advantage of the diverse opportunities in the marketplace.

We have generated net cost reductions through site rationalization in R&D and manufacturing, streamlining organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings. These and other actions have allowed us to reduce costs in support services and facilities.

On January 26, 2009, we announced the implementation of a new cost-reduction initiative that we anticipate will achieve a reduction in adjusted total costs of approximately $3 billion, based on the actual foreign exchange rates in effect during 2008, by the end of 2011, compared with our 2008 adjusted total costs. We expect that this program will be completed by the end of 2010, with full savings to be realized by the end of 2011. We plan to reinvest approximately $1 billion of these savings in the business, resulting in an expected $2 billion net decrease compared to our 2008 adjusted total costs. (For an understanding of Adjusted income, see the “Adjusted income” section of this MD&A.)

As part of this new cost-reduction initiative, we intend to reduce our total worldwide workforce by approximately 10%.  Reductions will span sales, manufacturing, research and development, and administrative organizations. In the first quarter of 2009, we reduced our workforce by approximately 1,650 colleagues. This decline was net of new colleagues hired in expanding areas of our business, primarily in emerging markets. We also intend to reduce our facilities square footage by approximately 15%. We expect to incur costs related to this new cost-reduction initiative of approximately $6 billion, pre-tax, of which $1.5 billion was recorded in 2008 and $331 million was recorded in the first quarter of 2009.

Projects in various stages of implementation include:

Pfizer Global Research and Development (PGRD)

•
Creating a More Agile and Productive Organization—In January 2009, we announced that we plan to reduce our global research staff. We expect these reductions, which are part of the planned 10% total workforce reduction discussed above, will be completed during 2009.

After a review of all our therapeutic areas, in 2008, we announced our decision to exit certain disease areas—anemia, atherosclerosis/hyperlipidemia, bone health/frailty, gastrointestinal, heart failure, liver fibrosis, muscle, obesity, osteoarthritis (disease-modifying concepts only) and peripheral arterial disease—and give higher priority to the following disease areas: Alzheimer's disease, diabetes, inflammation/immunology, oncology, pain and psychoses (schizophrenia). We also will continue to work in many other disease areas, such as asthma, chronic obstructive pulmonary disorder, genitourinary, infectious diseases, ophthalmology, smoking cessation, thrombosis and transplant, among others. With a smaller, more focused research portfolio, we will be able to devote our resources to the most valuable opportunities. These decisions did not affect our portfolio of marketed products, the development of compounds then in Phase 3 or any launches planned over the next three years.

We continue to focus on reduced cycle time and improved compound survival in the drug discovery and development process. Over the next two years, we expect to see a 25% to 33% reduction in cycle time in the period from Final Approved Protocol to Last Subject-First Visit, as new processes and procedures are adopted for newly initiated Phase 2, 3 and 4 clinical trials. In the past couple of years, a number of steps have been taken to improve compound survival, such as rigorous analyses of the successful and unsuccessful projects in the entire portfolio to ensure that results are captured and applied to ongoing programs and to portfolio decisions.

Pfizer Global Manufacturing (PGM)

•
Supply Network Transformation - We are transforming our global manufacturing network into a global strategic supply network, consisting of our internal network of plants together with strategic external manufacturers, and including purchasing, packaging and distribution. As of the end of the first quarter of 2009, we have reduced our internal network of plants from 93 in 2003 to 46, which includes the acquisition of seven plants and the sites sold in 2006 as part of our Consumer Healthcare business. We plan to reduce our internal network of plants around the world to 41. We expect that the cumulative impact will be a more focused, streamlined and competitive manufacturing operation, with less than 50% of our former internal plants and more than 53% fewer manufacturing employees, compared to 2003. As part of the transformation to a global strategic supply network, we currently expect to increase outsourced manufacturing from approximately 24% of our products, on a cost basis, to approximately 30% over the next two years.

Worldwide Pharmaceutical Operations (WPO)

•
Reorganization of our Field Force - As part of Pfizer’s overall restructuring into smaller, more focused business units, we have changed our global field force operations to enable us to adapt to changing market dynamics and respond to local customer needs more quickly and with more flexibility. This process, which began in 2007, is generating savings from de-layering, eliminating duplicative work, and utilizing our sales representatives more efficiently through targeted deployment based on sophisticated segmentation analyses, offset modestly by increased investment in certain emerging markets. Between 2004 and the end of the first quarter of 2009, we reduced our global field force by approximately 12%, with a substantial portion of those reductions occurring since the beginning of 2007.

REVENUES

Worldwide revenues by segment and geographic area for the first quarters of 2009 and 2008 follow:

	Three Months Ended								% Change in Revenues
									World-		Inter-
	Worldwide		U.S.		International				wide	U.S.	national
(millions of	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,	Mar. 29,		Mar. 30,
dollars)	2009	2008	2009	2008	2009		2008		09/08	09/08	09/08

Pharmaceutical	$10,102	$10,904	$4,709	$5,141	$5,393		$5,763		(7)	(8)	(7)
Animal Health	537	619	194	240	343		379		(13)	(19)	(10)
Other	228	325	66	130	162		195		(30)	(49)	(17)
Total Revenues	$10,867	$11,848	$4,969	$5,511	$5,898	(a)	$6,337	(a)	(8)	(10)	(7)

(a)	Includes revenues from Japan of $993 million (9.1% of total revenues) for the first quarter of 2009, and $765 million (6.5% of total revenues) for the first quarter of 2008.

Revenues by segment, and by business unit within the Pharmaceutical segment, for the first quarters of 2009 and 2008 follow:

	First Quarter
(millions of dollars)	2009	2008	% Change

PHARMACEUTICAL:
Primary care	$5,322	$5,788	(8)
Specialty care	1,463	1,362	7
Oncology	350	421	(17)
Established products	1,615	1,841	(12)
Emerging markets	1,352	1,492	(9)
Total Pharmaceutical	10,102	10,904	(7)
ANIMAL HEALTH	537	619	(13)
OTHER	228	325	(30)
Total revenues	$10,867	$11,848	(8)

Pharmaceutical Business Revenues

Worldwide Pharmaceutical revenues for the first quarter of 2009 were $10.1 billion, a decrease of 7% compared to the first quarter of 2008, primarily due to:

•
the strengthening of the U.S. dollar relative to other currencies, primarily the euro, UK pound and Canadian dollar, which unfavorably impacted Pharmaceutical revenues by $574 million, or 5%, in the first quarter of 2009;

•
an aggregate decrease in revenues for Zyrtec/Zyrtec D and Camptosar of $200 million in the first quarter of 2009, due to the loss of U.S. exclusivity and cessation of selling of Zyrtec/Zyrtec D in January 2008 and the loss of U.S. exclusivity of Camptosar in February 2008;

•	a decrease in worldwide revenues for Lipitor of $416 million in the first quarter of 2009, primarily resulting from competitive pressures from generics, among other factors; and

•	a decrease in worldwide revenues for Chantix/Champix of $100 million in the first quarter of 2009, primarily resulting from changes to the Chantix label during 2008, among other factors;

partially offset by:

•	solid operational performance from certain products, including Lyrica, Xalatan/Xalacom, Zyvox, Sutent and Vfend.

Geographically,

•
in the U.S., Pharmaceutical revenues decreased 8% in the first quarter of 2009, compared to the same period of 2008, primarily due to lower sales of Lipitor, the effect of the loss of exclusivity of Zyrtec/Zyrtec D and Camptosar, and lower sales of Chantix, which was negatively impacted by the changes to its label in 2008 and other factors, partially offset by the solid performance from certain products, including Lyrica, Viagra, Zyvox and Xalatan; and

•
in our international markets, Pharmaceutical revenues decreased 7% in the first quarter of 2009, compared to the same period of 2008, due to the unfavorable impact of foreign exchange on international revenues of $574 million, or 10%, partially offset by operational growth, including higher revenues from certain products, including Lyrica, Zyvox and Sutent.

During the first quarter of 2009, international Pharmaceutical revenues grew to represent 53.4% of total Pharmaceutical revenues, compared to 52.9% in the first quarter of 2008. This increase reflects the slightly higher percentage decline in Pharmaceutical revenues in the U.S. compared to international markets, where overall operational growth partially offset the adverse impact of foreign exchange.

Effective January 3, 2009, August 1, 2008, May 2, 2008 and January 1, 2008, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, that are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment and knowledge of market conditions and practice are required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates under Medicaid and related state programs reduced revenues by $150 million in the first quarter of 2009, compared to $178 million in the first quarter of 2008. The decreases in rebates under Medicaid and related state programs were due primarily to lower sales of Zyrtec/Zyrtec D and Zoloft, which have lost exclusivity in the U.S.

Rebates under Medicare reduced revenues by $230 million in the first quarter of 2009, compared to $221 million in the first quarter of 2008. The increase in Medicare rebates was due primarily to a shift in the mix of Lipitor sales volume toward Medicare plans with higher rates.

Performance-based contract rebates reduced revenues by $573 million in the first quarter of 2009, compared to $506 million in the first quarter of 2008. The increases in performance-based contract rebates were due primarily to the impact of certain contract changes which resulted in increased rates related to Lipitor, partially offset by lower sales of Zyrtec/Zyrtec D, Viagra and Caduet. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given period are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $486 million in the first quarter of 2009, compared to $507 million in the first quarter of 2008. Chargebacks were impacted by the launch of certain generic products.

Our accruals for Medicaid and related state programs rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $1.7 billion as of March 29, 2009, an increase from $1.5 billion as of December 31, 2008, due primarily to the impact of certain contract changes and increased pricing pressures.

Pharmaceutical – Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follows:

		First Quarter
			% Change
(millions of dollars)		Mar. 29,	From
Product+	Primary Indications	2009	2008
Cardiovascular and
metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,721	(13)
Norvasc	Hypertension	481	(6)
Chantix/Champix	An aid to smoking cessation	177	(36)
Caduet	Reduction of LDL cholesterol and hypertension	134	(9)
Cardura	Hypertension/Benign prostatic hyperplasia	107	(11)
Central nervous
system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	684	17
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	230	(5)
Zoloft	Depression and certain anxiety disorders	115	(6)
Aricept(a),(b)	Alzheimer’s disease	95	(9)
Relpax	Migraine headaches	79	2
Neurontin	Epilepsy and post-herpetic neuralgia	78	(12)
Xanax/Xanax XR	Anxiety/Panic disorders	75	(13)
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	564	(8)
Infectious and
respiratory diseases:
Zyvox	Bacterial infections	283	9
Vfend	Fungal infections	179	5
Zithromax/Zmax	Bacterial infections	114	(5)
Diflucan	Fungal infections	78	(13)
Selzentry/Celsentri	HIV infection	18	189
Urology:
Viagra	Erectile dysfunction	454	(1)
Detrol/Detrol LA	Overactive bladder	289	(8)
Oncology:
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinalstromal tumors (GIST)	202	7
Aromasin	Breast cancer	110	6
Camptosar	Metastatic colorectal cancer	109	(43)
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	407	–
Endocrine disorders:
Genotropin	Replacement of human growth hormone	197	(4)
All other:
Zyrtec/Zyrtec D	Allergies	–	(100)
Alliance revenues:
Aricept(b),, Macugen, Exforge, Olmetec, Rebif and Spiriva	Alzheimer’s disease (Aricept), neovascular (wet) age-related macular degeneration (Macugen), hypertension (Exforge and Olmetec), multiple sclerosis (Rebif) and chronic obstructive pulmonary disease (Spiriva)	582	19

+	Revenues are presented by therapeutic area.
Certain amounts and percentages may reflect rounding adjustments.
(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
(b)	See the discussion under “Aricept Strategic Alliance and Development Agreement” in Part II – Other Information; Item 1. Legal Proceedings.

Pharmaceutical – Selected Product Descriptions:

•
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used prescription treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $2.7 billion in the first quarter of 2009, a decrease of 13% compared to the same period in 2008. These results reflect the negative impact of foreign exchange, which decreased revenues by $186 million, or 6%. In the U.S., revenues of $1.5 billion in the first quarter of 2009 declined 17%, compared with the same period in 2008. Internationally, Lipitor revenues in the first quarter of 2009 decreased 9%, compared to the same period in 2008, with 13% due to the unfavorable impact of foreign exchange.

The decrease in Lipitor worldwide revenues in the first quarter of 2009 compared to the same period in 2008, was driven by a combination of factors, including the following:

•	the unfavorable impact of foreign exchange;

•	the impact of an intensely competitive lipid-lowering market with competition from multi-source generic simvastatin and branded products in the U.S.;

•	increased payer pressure in the U.S.; and

•
slower growth in the lipid-lowering market, due in part to a slower rate of growth in the Medicare Part D population and, reflecting the global recession, heightened overall patient cost-sensitivity in the U.S. and adoption of non-prescription treatment options like nutraceuticals and functional foods;

partially offset by:

•	operating growth internationally.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lipitor.

•
Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc has also experienced patent expirations in most other major markets, with the exception of Canada, where the amlodipine besylate patent expires in 2010. Norvasc worldwide revenues in the first quarter of 2009 decreased 6% compared to the same period in 2008.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Norvasc.

•
Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, became available to patients in the U.S. in August 2006 and in select EU markets in December 2006 and has been launched in all major markets. Chantix/Champix has been prescribed to more than ten million patients globally since its launch. Chantix/ Champix recorded worldwide revenues of $177 million in the first quarter of 2009, a decrease of 36%, compared to the same period in 2008. In the U.S., revenues of $112 million in the first quarter of 2009 declined 42% compared to the same period in 2008, following changes to the Chantix label in 2008 and other factors. Internationally, revenues of $65 million in the first quarter of 2009 decreased 22% compared to the same period in 2008, following the label changes and reflecting the negative impact of foreign exchange, which decreased revenues by 14%.

In January 2008, we added a warning to Chantix’s label that patients who are attempting to quit smoking by taking Chantix should be observed by a physician for neuropsychiatric symptoms like changes in behavior, agitation, depressed mood, suicidal ideation and suicidal behavior. A causal relationship between Chantix and these reported symptoms has not been established. There are also confounding factors that limit interpretation of neuropsychiatric symptoms in smokers. For example, quitting smoking has been associated with symptoms of nicotine withdrawal, such as depressed mood and anxiety. In addition, research has shown that smokers have a higher rate of depression and suicide-related events than non-smokers.

In May 2008, we updated the Chantix label to provide further guidance about the safe use of Chantix. The updated label advises that patients should stop taking Chantix and contact their healthcare provider immediately if agitation, depressed mood, or changes in behavior that are not typical for them are observed, or if they develop suicidal thoughts or suicidal behavior.

U.S. prescription trends and U.S. revenues for Chantix have declined year-over-year following the changes to the product’s label in the U.S. and other factors. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain product litigation relating to Chantix/Champix.

•
Caduet, a single-pill therapy combining Norvasc and Lipitor, recorded worldwide revenues of $134 million, a decrease of 9% for the first quarter of 2009, compared to the same period in 2008, primarily due to increased generic competition as well as an overall decline in U.S. hypertension market volume.

•
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), and fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain and general anxiety disorder (GAD) outside the U.S., recorded worldwide revenues of $684 million in the first quarter of 2009, an increase of 17%, compared to the same period in 2008. Lyrica’s prescription volume in the U.S. has been adversely affected by increased generic competition reflecting the global recession. In June 2007, Lyrica was approved in the U.S. for the management of fibromyalgia, one of the most common chronic widespread pain conditions, which affects more than five million Americans. Lyrica is the leading branded agent for neuropathic pain worldwide and for DPN/PHN and fibromyalgia in the U.S.

In July 2008, an FDA advisory committee concurred with the FDA’s finding of a potential increased signal regarding suicidal thoughts and behavior for the class of 11 epilepsy drugs reviewed, including Lyrica and Neurontin. In April 2009, we updated the Lyrica and Neurontin labels to include this new warning. We are confident in the efficacy and safety profile of Lyrica and Neurontin for their approved indications.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lyrica.

•
Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. In the first quarter of 2009, Geodon worldwide revenues decreased 5%, compared to the same period in 2008, due to increased generic competition, slow growth in the antipsychotic market in the U.S. as well as the unfavorable impact of foreign exchange. Geodon is supported by Pfizer’s recently launched psychiatric field force and Geodon’s efficacy and favorable tolerability and metabolic profiles.

•
Celebrex, a treatment for the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults, experienced an 8% decrease in worldwide revenues to $564 million for the first quarter of 2009, due to increased generic competition. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain product litigation relating to Celebrex.

•
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA).  MRSA remains a serious and growing threat in hospitals and the community. Zyvox is an excellent first-line choice for the treatment of adults and children with complicated skin and skin structure infections and nosocomial pneumonia due to known or suspected MRSA. Zyvox is the only FDA-approved agent for MRSA that offers intravenous and oral formulations for these indications. Its unique mechanism of action minimizes the potential for cross-resistance. To date, more than three million patients have been treated worldwide. Zyvox worldwide sales grew 9% to $283 million in the first quarter of 2009.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Zyvox.

•
Selzentry/Celsentri, (maraviroc tablets), a CCR5 antagonist, is the first in a new class of oral HIV medicines in more than a decade known as CCR5 antagonists. Selzentry/Celsentri was approved in the U.S. and Europe in 2007 and in Japan in 2008, and is indicated for combination anti-retroviral treatment of treatment-experienced adults infected with only CCR5-tropic HIV-1, who have evidence of viral replication and have HIV-1 strains resistant to multiple anti-retroviral agents. A diagnostic test confirms whether a patient is infected with CCR5-tropic HIV-1, which is also known as “R5-virus.” On April 16, 2009, we announced that we entered into an agreement with GSK to form a new, HIV company that will develop and market our combined portfolio of HIV assets, including Selzentry/Celsentri. (See the “Our Strategic Initiatives - Strategy and Recent Transactions” section of this MD&A.)

•
Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra worldwide revenues declined 1% to $454 million in the first quarter of 2009 compared to the same period in 2008. In the U.S., revenues of $258 million in the first quarter of 2009 increased 16% compared with the same period in 2008. Internationally, Viagra revenues of $196 million in the first quarter of 2009 decreased 18% compared to the same period in 2008 due to the unfavorable impact of foreign exchange, increased competition and the loss of market exclusivity in a number of countries in Europe.

•
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 8% to $289 million in the first quarter of 2009, compared to the same period in 2008 primarily due to increased competition from other branded medicines.

•
Sutent, for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma, and gastrointestinal stomach tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate, was launched in the U.S. in January 2006. It has now been launched in all major markets, including Japan, where it was approved in April 2008 for the treatment of GIST, after failure of imatinib treatment due to resistance, and for renal cell carcinoma not indicated for curative resection and mRCC. Sutent recorded worldwide revenues of $202 million in the first quarter of 2009, an increase of 7% compared to the same period in 2008. We continue to drive growth in the U.S. and internationally, supported by cost-effectiveness data and efficacy data in first-line mRCC – including 2-year survival data, which represents the first time overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through the promotion of access and health care coverage. As of March 29, 2009, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

•
Camptosar, indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin, lost exclusivity in the U.S. in February 2008. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Camptosar worldwide revenues in the first quarter of 2009 decreased 43% to $109 million, compared to the same period in 2008, primarily as a result of the loss of exclusivity.

•
Xalatan, a prostaglandin, is the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension. Xalatan's proven clinical benefits and studies demonstrating long-term safety should support the continued growth of this important medicine. Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol), is available outside the U.S. Xalatan/Xalacom worldwide revenues were flat in the first quarter of 2009, compared to the same period in 2008.

•
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues decreased 4% in the first quarter of 2009 to $197 million, compared to the same period in 2008 primarily due to the unfavorable impact of foreign exchange.

•
Vfend, as the only branded agent available in intravenous and oral forms, continues to build on its position as the best selling systemic, antifungal agent worldwide. Vfend’s overall global sales continue to be driven by its acceptance as an excellent broad spectrum agent for treating yeast and moulds. In the U.S., Vfend’s growth continues to outpace the overall market driven by the oral form which has gained solid positioning as a step-down agent that facilitates discharge from the hospital.  Vfend recorded worldwide revenues of $179 million in the first quarter of 2009, an increase of 5% compared to the same period in 2008. In the U.S., revenues of $62 million in the first quarter of 2009 increased 18% compared to the same period in 2008, reflecting solid growth.  Internationally, Vfend revenues were $117 million in the first quarter of 2009, a 1% decrease compared to the same period in 2008, due to the unfavorable impact of foreign exchange.

Animal Health

Revenues of our Animal Health business follow:

	First Quarter
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008	% Change

Livestock products	$322	$385	(16)
Companion animal products	215	234	(8)
Total Animal Health	$537	$619	(13)

Our Animal Health business is one of the largest in the world.

The decrease in Animal Health revenues in the first quarter of 2009, compared to the same period in 2008, was primarily due to the impact of foreign exchange, which decreased revenues by 8%.

Our revenue performance was also negatively impacted by the following:

•	the global recession, which negatively affected global spending on veterinary care; and

•	a planned change in terms with U.S. distributors resulting in an anticipated, one-time reduction in U.S. distributor inventories.

Product Developments

We continue to invest in R&D to provide future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products, and we have taken important steps to prioritize our research and development portfolio to maximize value. After a review of all our therapeutic areas, in 2008, we announced our decision to exit certain disease areas - anemia, atherosclerosis/hyperlipidemia, bone health/frailty, gastrointestinal, heart failure, liver fibrosis, muscle, obesity, osteoarthritis (disease-modifying concepts only) and peripheral arterial disease - and give higher priority to the following disease areas: Alzheimer’s disease, diabetes, inflammation/immunology, oncology, pain and psychoses (schizophrenia). We also will continue to work in many other disease areas, such as asthma, chronic obstructive pulmonary disorder, genitourinary, infectious diseases, ophthalmology, smoking cessation, thrombosis and transplant, among others. These decisions did not affect our portfolio of marketed products, the development of compounds then in Phase 3 or any launches planned over the next three years. Notwithstanding our efforts, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Selzentry (maraviroc)	HIV in treatment-naïve patients	December 2008

Geodon	Maintenance treatment of bipolar mania	December 2008

Geodon	Treatment of bipolar disorders – Pediatric filing	October 2008

Fablyn (lasofoxifene)	Treatment of osteoporosis	December 2007

Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007

Zmax	Treatment of bacterial infections—sustained release—acute otitis media (AOM) and sinusitis – Pediatric filing	November 2006

Vfend	Treatment of fungal infections – Pediatric filing	June 2005

Thelin	Treatment of pulmonary arterial hypertension (PAH)	May 2005

In April 2009, we and GSK announced that we entered into an agreement to create a new company focused solely on research, development and commercialization of HIV medicines. We will contribute Selzentry/Celsentri (maraviroc), among other assets, to that company. (See further discussion in the “Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A.)

We received “not-approvable” letters from the FDA for Fablyn (lasofoxifene) for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We submitted a new NDA for the treatment of osteoporosis in post-menopausal women in December 2007, including the three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study in support of the new NDA. In September 2008, nine of the 13 members of an FDA advisory committee concluded that there is a population of women with post-menopausal osteoporosis for which the benefit of treatment with Fablyn is likely to outweigh the risks. We received a “complete response” letter from the FDA in January 2009. Subsequently, following a strategic review, we decided to explore strategic options for Fablyn, including outlicensing or sale.

In September 2008, we received a “complete response” letter from the FDA for the Spiriva Respimat submission. The FDA is seeking additional data and we are working with the FDA to provide the additional information. A full response will be submitted to the FDA upon the completion of ongoing studies.

In September 2007, we received an “approvable” letter from the FDA for Zmax that sets forth requirements to obtain approval for the pediatric AOM indication based on pharmacokinetic data. A supplemental filing for pediatric AOM and sinusitis remains under review.

In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing, which sets forth the additional requirements for approval. We have been systematically working through these requirements and addressing the FDA’s concerns, including initiating an additional pharmacokinetics study in November 2008.

In June 2008, we completed the acquisition of Encysive Pharmaceuticals Inc. (Encysive), whose main product is Thelin. In June 2007, Encysive received a third “approvable” letter from the FDA for Thelin for the treatment of PAH. We began an additional Phase 3 clinical trial in patients with PAH during the fourth quarter of 2008 to address the concerns of the FDA regarding efficacy as reflected in that letter.

Regulatory Approvals and Filings in the EU and Japan:

Product	Description of Event	Date Approved	Date Submitted

Fablyn (lasofoxifene)	Approval in the EU for the treatment of osteoporosis	February 2009	––

Zithromac	Approval in Japan for bacterial infections	January 2009	––

Celsentri (maraviroc)	Application submitted in the EU for HIV in treatment-naïve patients	––	January 2009

Geodon	Application submitted in the EU for pediatric bipolar disorders	––	October 2008

Lyrica	Application submitted in Japan for the treatment of pain associated with post-herpetic neuralgia	––	May 2008

	Application submitted in the EU for the treatment of fibromyalgia	––	March 2008

Xalacom	Application submitted in Japan for the treatment of glaucoma	––	February 2008

Caduet	Application submitted in Japan for hypertension	––	November 2007

Celebrex	Application submitted in Japan for treatment of lower-back pain	––	February 2007

In February 2009, Fablyn received approval in Europe for the treatment of osteoporosis. Subsequently, following a strategic review, we decided to explore strategic options for Fablyn, including outlicensing or sale.

In April 2009, we and GSK announced that we entered into an agreement to create a new company focused solely on research, development and commercialization of HIV medicines. We will contribute Selzentry/Celsentri (maraviroc), among other assets, to that company. (See further discussion in the “Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A.)

On April 23, 2009, the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion, recommending that the European Commission not add an indication for the treatment of fibromyalgia to the marketing authorization for Lyrica. The CHMP was of the opinion that the benefits of Lyrica in the treatment of fibromyalgia did not outweigh its risks. Lyrica remains approved in Europe for the indications of neuropathic pain, epilepsy and generalized anxiety disorder.

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

In April 2009, we terminated one of four ongoing Phase 3 trials of Sutent for the treatment of advanced breast cancer for futility. The trial evaluated single-agent Sutent versus single-agent capecitabine for the treatment of a broad range of patients with advanced breast cancer after failure of standard treatment. We are continuing to evaluate Sutent as a single agent and in combination with standard-of-care chemotherapy in specific patient populations with advanced breast cancer through three additional Phase 3 and two Phase 2 trials.

New drug candidates in late-stage development include: CP-690550, a JAK-3 kinase inhibitor for the treatment of rheumatoid arthritis; axitinib, a multi-targeted kinase inhibitor for the treatment of renal cell carcinoma; Dimebon, a novel mitochondrial protectant and enhancer being developed in partnership with Medivation, Inc. for the treatment of Alzheimer’s disease; CP-751871, an anti-insulin-like growth factor receptor 1 (IGF1R) human monoclonal antibody for the treatment of non-small cell lung cancer; dalbavancin for treatment of skin and skin structure infections; tanezumab, an anti-nerve growth factor monoclonal antibody for the treatment of pain; and apixaban, for acute coronary syndrome, the prevention and treatment of venous thromboembolism and prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with Bristol-Myers Squibb Company (BMS).

In September 2008, we announced that we would globally withdraw all dalbavancin marketing applications for the treatment of complicated skin and skin structure gram-positive bacterial infections in adults, including the U.S. NDA and the European marketing authorization application. A pediatric pharmacokinetic pediatric study with dalbavancin was initiated in the first quarter of 2009 and remains in progress.

In February 2009, we terminated the development programs for PD-332334, an alpha2delta ligand compound for the treatment of GAD, and esreboxetine, for the treatment of fibromyalgia, because it was considered unlikely that either compound would provide meaningful benefit to patients beyond the current standard of care.

In January 2009, we terminated the development program for axitinib, a multi-targeted kinase inhibitor, for the treatment of pancreatic cancer, after the review of interim data showed that the trial would not demonstrate superiority to the current standard of care.

Additional product-related programs are in various stages of discovery and development. Also, see our discussion in the “Our Strategic Initiatives – Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 29% in the first quarter of 2009, while revenues decreased 8% in the first quarter of 2009, compared to the same period in 2008. Cost of sales as a percentage of revenues in the first quarter of 2009 decreased 3.8 percentage points compared to the same period in 2008, reflecting:

•	savings related to our cost-reduction initiatives;

•	the favorable impact of foreign exchange on expenses; and

•	the impact of lower implementation costs associated with our cost-reduction initiatives of $76 million in the first quarter of 2009, compared to $138 million in the first quarter of 2008.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses decreased 18% in the first quarter of 2009, compared to the first quarter of 2008, which reflects:

•	savings related to our cost-reduction initiatives;

•	the favorable impact of foreign exchange on expenses;

•	the impact of lower implementation costs associated with our cost-reduction initiatives of $46 million in the first quarter of 2009, compared to $75 million in the first quarter of 2008; and

•	certain insurance recoveries of $165 million related to legal-defense costs.

Research and Development Expenses

Research and development (R&D) expenses decreased 5% in the first quarter of 2009, compared to the same period in 2008, which reflects:

•	savings related to our cost-reduction initiatives;

•	the favorable impact of foreign exchange on expenses; and

•	the impact of lower implementation costs associated with our cost-reduction initiatives of $41 million in the first quarter of 2009, compared to $146 million in the first quarter of 2008;

partially offset by:

•	a $150 million milestone payment to BMS recorded in the first quarter of 2009 in connection with the collaboration on apixaban.

Acquisition-Related In-Process Research and Development Charges

As required through December 31, 2008, the estimated fair value of Acquisition-related in-process research and development charges (IPR&D) was expensed at acquisition date. IPR&D of $398 million was recorded in the first quarter of 2008, primarily related to our acquisitions of CovX and Coley and two smaller acquisitions related to Animal Health. As a result of adopting Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141R, Business Combinations, as amended, beginning January 1, 2009, IPR&D related to future acquisitions will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. We made no acquisitions in the first quarter of 2009.

Cost-Reduction Initiatives

During 2008, we completed the cost-reduction and transformation initiatives which were launched in early 2005, broadened in October 2006 and expanded in January 2007. These initiatives were designed to increase efficiency and streamline decision-making across the company and change the way we run our businesses to meet the challenges of a changing business environment, as well as take advantage of the diverse opportunities in the marketplace.

We have generated net cost reductions through site rationalization in R&D and manufacturing, streamlining organizational structures, sales force and staff function reductions, and increased outsourcing and procurement savings. These and other actions have allowed us to reduce costs in support services and facilities.

On January 26, 2009, we announced the implementation of a new cost-reduction initiative that we anticipate will achieve a reduction in adjusted total costs of approximately $3 billion, based on the actual foreign exchange rates in effect during 2008, by the end of 2011, compared with our 2008 adjusted total costs. We expect that this program will be completed by the end of 2010, with full savings to be realized by the end of 2011. We plan to reinvest approximately $1 billion of these savings in the business, resulting in an expected $2 billion net decrease compared to our 2008 adjusted total costs. (For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.)

The actions associated with our cost-reduction initiatives resulted in restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as depreciation arising from the shortening of the useful lives of certain assets, primarily associated with supply network transformation efforts and expenses associated with system and process standardization and the expansion of shared services worldwide. (See Notes to Condensed Consolidated Financial Statements - Note 5. Cost-Reduction Initiatives.) The strengthening of the dollar relative to the euro, UK pound, Canadian dollar and other currencies, while unfavorable on Revenues, has had a positive impact on our total expenses (Cost of sales, Selling, informational and administrative expenses, and Research and development expenses), including the reported impact of these cost-reduction efforts.

We incurred the following costs in connection with our cost-reduction initiatives:

	First Quarter
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008

Implementation costs(a)	$174	$357
Restructuring charges(b)	157	178
Total costs related to our cost-reduction initiatives	$331	$535

(a)
For the first quarter of 2009, included in Cost of sales ($76 million), Selling, informational and administrative expenses ($46 million), Research and development expenses ($41 million) and Other (income)/deductions - net ($11 million). For the first quarter of 2008, included in Cost of sales ($138 million), Selling, informational and administrative expenses ($75 million), Research and development expenses ($146 million) and Other (income)/deductions – net ($2 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Acquisition-Related Costs

We incurred the following acquisition-related costs, in connection with our pending acquisition of Wyeth:

First Quarter
(millions of dollars)	Mar. 29, 2009

Transaction costs(a)	$369
Pre-integration costs and other(b)	28
Total acquisition-related costs(c)	$397

(a)
Transaction costs include banking, legal, accounting and other costs directly related to our pending acquisition of Wyeth. Substantially all of the costs incurred to date are fees related to our $22.5 billion bridge credit agreement entered into with financial institutions on March 12, 2009 (see Notes to Condensed Consolidated Financial Statements - Note 8C. Financial Instruments: Long-Term Debt) to partially fund our pending acquisition of Wyeth. Upon our issuance of $13.5 billion of senior unsecured notes on March 24, 2009, the commitment under the bridge credit agreement was reduced by an amount equal to the net proceeds we received from such issuance, to a current balance of $9.1 billion, and, accordingly, we expensed the portion of the bridge credit agreement fees associated with the $13.5 billion reduction.

(b)
Pre-integration costs represent external, incremental costs directly related to our pending acquisition of Wyeth and include costs associated with preparing for systems and other integration activities.

(c)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions - Net

In the first quarter of 2009, we recorded lower net interest income of $116 million, compared to $203 million in the first quarter of 2008, due primarily to lower interest rates, partially offset by higher cash balances in first-quarter 2009. The lower net interest income included $23 million of net interest expense in the first quarter of 2009 associated with the $13.5 billion of senior unsecured notes that we issued in March 2009 related to the pending acquisition of Wyeth. In addition, we recorded litigation charges of $95 million in the first quarter of 2009 compared to no such charges in the first quarter of 2008.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 28.2% for the first quarter of 2009, compared to 21.5% for the first quarter of 2008. The higher tax rate for the first quarter of 2009 is primarily due to the increased tax costs associated with certain business decisions executed to finance the pending acquisition of Wyeth, partially offset by the change in geographic mix of expenses incurred to execute our cost-reduction initiatives, as well as the elimination of IPR&D charges, which generally are not deductible for tax purposes.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals–prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net income.

The Adjusted income measure is an important internal measurement for Pfizer. We measure the performance of the overall Company on this basis, in conjunction with other performance metrics. The following are examples of how the Adjusted income measure is utilized.

•	Senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income basis;

•	Our annual budgets are prepared on an Adjusted income basis; and

•
Senior management’s annual compensation is derived, in part, using this Adjusted income measure. Adjusted income is one of the performance metrics utilized in the determination of bonuses under the Pfizer Inc. Executive Annual Incentive Plan that is designed to limit the bonuses payable to the Executive Leadership Team (ELT) for purposes of Internal Revenue Code Section 162(m). Subject to the Section 162(m) limitation, the bonuses are funded from a pool based on the achievement of three financial metrics, including adjusted diluted earnings per share, which is derived from Adjusted income. These metrics derived from Adjusted income account for (i) 17% of the target bonus for ELT members and (ii) 33% of the bonus pool made available to ELT members and other members of senior management.

Despite the importance of this measure to management in goal setting and performance measurement, we stress that Adjusted income is a non-GAAP financial measure that has no standardized meaning prescribed by U.S. GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted income (unlike U.S. GAAP Net income) may not be comparable to the calculation of similar measures of other companies. Adjusted income is presented solely to permit investors to more fully understand how management assesses our performance.

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

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase-accounting impacts, such as those related to business combinations and net asset acquisitions (see Notes to Condensed Consolidated Financial Statements – Note 3. Acquisitions). These impacts can include charges for purchased in-process R&D (prior to January 1, 2009), the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value and the incremental charges related to the amortization of finite-lived intangible assets for the increase to fair value. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

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

However, a completely accurate comparison of internally developed intangible assets and acquired intangible assets cannot be achieved through Adjusted income. This component of Adjusted income is derived solely from the impacts of the items listed in the first paragraph of this section. We have not factored in the impacts of any other differences in experience that might have occurred if we had discovered and developed those intangible assets on our own, and this approach does not intend to be representative of the results that would have occurred in those circumstances. For example, our research and development costs in total, and in the periods presented, may have been different; our speed to commercialization and resulting sales, if any, may have been different; or our costs to manufacture may have been different. In addition, our marketing efforts may have been received differently by our customers. As such, in total, there can be no assurance that our Adjusted income amounts would have been the same as presented had we discovered and developed the acquired intangible assets.

Acquisition-Related Costs

Adjusted income is calculated prior to considering integration and restructuring costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision. For additional clarity, only transaction costs and restructuring and integration activities that are associated with a purchase business combination or a net-asset acquisition are included in acquisition-related costs. We have made no adjustments for the resulting synergies.

We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in a business combination result primarily from the need to eliminate duplicate assets, activities or employees – a natural result of acquiring a fully integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in other, more normal business contexts.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations as well as any related gains or losses on the sale of such operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines periodically for strategic fit with our operations, we do not build or run our businesses with an intent to sell them.

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our cost-reduction initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation, such as adjustments associated with charges attributable to the repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004; net interest expense associated with acquisition-related borrowings in advance of the consummation date of the pending acquisition of Wyeth; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1. Legal Proceedings, included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income follows:

	First Quarter
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008	% Incr./ (Decr.)

Reported net income attributable to Pfizer Inc.	$2,729	$2,784	(2)
Purchase accounting adjustments - net of tax	354	934	(62)
Acquisition-related costs - net of tax	252	1	251
Discontinued operations - net of tax	(1)	4	*
Certain significant items - net of tax	333	376	(11)
Adjusted income	$3,667	$4,099	(11)

* Calculation not meaningful.
   Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	First Quarter
(millions of dollars)	Mar. 29, 2009	Mar. 30, 2008

Purchase accounting adjustments:
Intangible amortization and other(a)	$546	$758
In-process research and development charges(b)	–	398
Total purchase accounting adjustments, pre-tax	546	1,156
Income taxes	(192)	(222)
Total purchase accounting adjustments - net of tax	354	934
Acquisition-related costs:
Transaction costs(c)	369	–
Pre-integration costs and other(c)	28	1
Total acquisition-related costs, pre-tax	397	1
Income taxes	(145)	–
Total acquisition-related costs - net of tax	252	1
Discontinued operations:
Total discontinued operations - net of tax	(1)	4
Certain significant items:
Restructuring charges – cost-reduction initiatives(c)	157	177
Implementation costs – cost-reduction initiatives(d)	174	357
Certain legal matters(e)	132	–
Other	10	7
Total certain significant items, pre-tax	473	541
Income taxes	(140)	(165)
Total certain significant items - net of tax	333	376
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$938	$1,315
(a)	Included primarily in Amortization of intangible assets.
(b)
As required through December 31, 2008, included in Acquisition-related in-process research and development charges, primarily related to our acquisitions of CovX, Coley and two smaller acquisitions related to Animal Health in the first quarter of 2008. As a result of adopting Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141R, Business Combinations, as amended, beginning January 1, 2009, IPR&D related to future acquisitions will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. We made no acquisitions in the first quarter of 2009.

(c)	Included in Restructuring charges and acquisition-related costs.
(d)
For the first quarter of 2009, included in Cost of sales ($76 million), Selling, informational and administrative expenses ($46 million), Research and development expenses ($41 million) and Other (income)/deductions - net ($11 million). For the first quarter of 2008, included in Cost of sales ($138 million), Selling, informational and administrative expenses ($75 million), Research and development expenses ($146 million) and Other (income)/deductions - net ($2 million income).

(e)	Included in Other (income)/deductions - net.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets
Our net financial asset position follows:

(millions of dollars)	Mar. 29, 2009	Dec. 31, 2008

Financial assets:
Cash and cash equivalents	$1,247	$2,122
Short-term investments	32,805	21,609
Short-term loans	793	824
Long-term investments and loans	13,536	11,478
Total financial assets	48,381	36,033
Debt:
Short-term borrowings, including current portion of long-term debt	7,613	9,320
Long-term debt	21,064	7,963
Total debt	28,677	17,283
Net financial assets	$19,704	$18,750

We rely largely on operating cash flow, short-term investments, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future.  The significant changes in the components of Net financial assets are described below.

On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. We plan to finance this acquisition with a combination of cash, debt financing and common stock. On March 12, 2009, we entered into the bridge credit agreement with certain lenders under which the lenders agreed to provide loans of up to an aggregate principal amount of $22.5 billion. The proceeds of such loans are required to be used to fund a portion of the merger consideration and certain fees and expenses incurred in connection with the merger. The financing commitment is subject to certain covenants, which include, but are not limited to, a requirement that there be no material adverse change with respect to Pfizer or Wyeth and Pfizer maintaining credit ratings of at least A2/A long-term stable/stable and A1/P1 short-term. (See Notes to Condensed Consolidated Financial Statements - Note 8G. Financial Instruments: Credit Covenants.)

On March 24, 2009, Pfizer issued $13.5 billion of senior unsecured notes in anticipation of the acquisition of Wyeth. The note proceeds were generally invested in short-term available-for-sale investments such as money market funds, U.S. Treasury notes and, to a lesser extent, corporate debt. Upon our issuance of the notes, the bridge credit agreement commitment was reduced by an amount equal to the net proceeds received from such issuance, to a current balance of $9.1 billion.

Investments

Our short-term and long-term investments consist primarily of high-quality, investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of financial assets increased in the first quarter of 2009 as a result of the proceeds of the notes issued in anticipation of the acquisition of Wyeth.

Credit Ratings

Two major corporate debt-rating organizations, Moody’s Investors Service (Moody’s) & Standard and Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit enhanced long-term debt issued by us:

		Long-Term-Debt		Date of Last Action
Name of Rating Agency	Commercial Paper	Rating	Outlook

Moody’s	P-1	Aa2	Negative	March 2009
S&P	A1+	AAA	Negative	December 2006

On January 26, 2009, after our announcement that we had entered into a definitive merger agreement under which we will acquire Wyeth, Moody’s put us on review for possible downgrade and S&P put us on credit watch with negative outlook implications. On March 11, 2009, Moody’s downgraded our long-term-debt credit rating to Aa2, its third-highest investment grade rating. The downgrade reflects Moody’s assessment that Pfizer’s stand-alone credit quality had deteriorated based on the approaching Lipitor patent expiration. We do not expect the Wyeth acquisition to impact our credit ratings for commercial paper, but we do expect a possible reduction in our long-term debt ratings, from Aa2/Negative to A1/Stable long term (Moody’s) and from AAA/Negative to AA/Stable long term (S&P).

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of March 29, 2009, we had access to $8.2 billion of lines of credit, of which $6.0 billion expire within one year. Of these lines of credit, $8.1 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. $7.0 billion of the unused lines of credit, of which $5.0 billion expire in 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic “shelf registration” process available to “well-known seasoned issuers” and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances. On March 24, 2009, in connection with financing our pending acquisition of Wyeth, we issued $13.5 billion of senior unsecured notes under this registration statement. (See Notes to Condensed Consolidated Financial Statements - Note 8C. Financial Instruments: Long-Term Debt.)

On March 12, 2009, we entered into the bridge credit agreement with certain lenders under which the lenders agreed to provide up to $22.5 billion in connection with our pending acquisition of Wyeth. Upon our issuance of $13.5 billion of senior unsecured notes on March 24, 2009, the bridge credit agreement commitment was reduced by an amount equal to the net proceeds received from such issuance, to a current balance of $9.1 billion. (See Notes to Condensed Consolidated Financial Statements - Note 8B. Financial Instruments: Short-Term Borrowings.) The bridge credit agreement subjects us to certain covenants, including a prohibition on incurring certain types of debt, until the commitment expires or is terminated and all loans under the agreement, if any, have been paid. (See Notes to Condensed Consolidated Financial Statements - Note 8G. Financial Instruments: Credit Covenants.)

Financial Risk Management

Due to the pending acquisition of Wyeth and in light of current market conditions, we currently borrow primarily on a long-term, fixed-rate basis. We may change this practice as market conditions change.

Changes in Global Financial Markets

Towards the end of the third quarter of 2008, dramatic changes in the global financial markets weakened global economic conditions. These changes have not had, nor do we anticipate they will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to the capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our financing needs for the foreseeable future. As markets change, we continue to monitor our liquidity position.

Goodwill and Other Intangible Assets

As of March 29, 2009, Goodwill totaled $21.5 billion (17% of our total assets) and Identifiable intangible assets, less accumulated amortization, totaled $16.9 billion (14% of our total assets). As of March 29, 2009, finite-lived intangible assets, net, include $13.0 billion related to developed technology rights and $520 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

At least annually, we review all of our intangible assets, including goodwill, for impairment. For goodwill, volatility in securities markets and changes in Pfizer’s market capitalization can impact these calculations. We had no significant impairments in the first quarter of 2009 or 2008. None of our goodwill is impaired as of March 29, 2009.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	Mar. 29, 2009	Dec. 31, 2008

Cash and cash equivalents and short-term investments and loans	$34,845	$24,555

Working capital(a)	$30,913	$16,067

Ratio of current assets to current liabilities	2.32:1	1.59:1

Shareholders’ equity per common share(b)	$8.96	$8.56

(a)	Working capital includes assets held for sale of $299 million as of March 29, 2009, and $148 million as of December 31, 2008.
(b)	Represents total shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

The increases in cash and cash equivalents and short-term investments and loans, working capital and the ratio of current assets to current liabilities, as of March 29, 2009, compared to December 31, 2008, were primarily due to the investment of the proceeds from our issuance of $13.5 billion of long-term debt in anticipation of our acquisition of Wyeth and the timing of accruals, cash receipts and payments in the ordinary course of business.

Net Cash Provided by Operating Activities

During the first quarter of 2009, net cash provided by operating activities was $3.1 billion, compared to $3.3 billion in the same period of 2008. The slightly lower net cash provided by operating activities was primarily attributable to:

•	the timing of receipts and payments in the ordinary course of business.

Net Cash Used in Investing Activities

During the first quarter of 2009, net cash used in investing activities was $13.6 billion, compared to $5.5 billion in the same period in 2008. The increase in net cash used in investing activities was primarily attributable to:

•
net purchases of investments of $13.6 billion in the first quarter of 2009 primarily reflecting the investment of proceeds from our issuance of $13.5 billion of senior unsecured notes compared to $4.3 billion in the same period in 2008.

Net Cash Provided by Financing Activities

During the first quarter of 2009, net cash provided by financing activities was $9.6 billion, compared to $848 million in the same period in 2008. The increase in net cash provided by financing activities was primarily attributable to:

•
net borrowings of $11.8 billion in the first quarter of 2009 primarily reflecting the proceeds from our issuance of $13.5 billion of senior unsecured notes compared to $3.0 billion in the same period in 2008.

In June 2005, we announced a $5 billion share-purchase program. In June 2006, the Board of Directors increased the share purchase authorization from $5 billion to $18 billion. In January 2008, we announced a new $5 billion share-purchase program, to be funded by operating cash flows, that may be utilized from time to time. On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction. The merger agreement limits our stock purchases to a maximum of $500 million prior to the completion of the transaction without Wyeth’s consent. The bridge credit agreement limits our stock purchases and redemptions to a maximum of $250 million until the commitment expires or is terminated, and all loans under the agreement, if any, have been paid.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 29, 2009, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

DIVIDENDS ON COMMON STOCK

In December 2008, our Board of Directors declared a first-quarter 2009 dividend of $0.32 per share. In January 2009, in connection with the pending merger between Pfizer and Wyeth, the Board of Directors determined that, effective with the dividend to be paid in the second quarter of 2009 and in accordance with the terms of the merger agreement, it would reduce our quarterly dividend per share of common stock to $0.16. In April 2009, the Board of Directors declared a second-quarter dividend of $0.16 per share. The merger agreement prohibits us from declaring a quarterly dividend on our common stock in excess of $0.16 per share without Wyeth’s consent prior to the completion of the transaction. The bridge credit agreement prohibits us from declaring and paying a quarterly dividend on our common stock in excess of $0.32 per share until the commitment expires or is terminated and all loans under the agreement, if any, have been paid.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

As of January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, as amended. SFAS 141R, as amended, retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development costs at fair value and requires the expensing of acquisition-related costs as incurred. The adoption of SFAS 141R, as amended, did not impact our consolidated financial statements upon adoption, but does impact the accounting for future acquisitions, including our pending acquisition of Wyeth.

As of January 1, 2009, we adopted FASB Financial Staff Position (FSP) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity will be required to consider assumptions used by market participants. The adoption of FSP SFAS 142-3 did not impact our consolidated financial statements upon adoption, but could impact the accounting for future acquisitions.

As of January 1, 2009, we adopted the provisions of FASB SFAS No. 157, Fair Value Measurements, as amended, that we did not adopt as of January 1, 2008. SFAS 157, as amended, defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. The adoption of the remaining provisions of SFAS 157, as amended, did not have a significant impact on our consolidated financial statements upon adoption, but will impact the accounting for future acquisitions, including our pending acquisition of Wyeth, and other events and transactions measured at fair value.

As of January 1, 2009, we adopted FASB SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, previously referred to as minority interests. A noncontrolling interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The adoption of SFAS 160 resulted in a number of changes to the presentation of our consolidated financial statements, but the amounts associated with noncontrolling interests are not significant. SFAS 160 could impact our accounting for future acquisitions where we do not acquire 100% of the entity and our accounting for the deconsolidations of subsidiaries.

As of January 1, 2009, we adopted Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance on: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The adoption of EITF 07-1 did not have a significant impact on our consolidated financial statements, and additional disclosures have been provided. (See Notes to Condensed Consolidated Financial Statements – Note 4. Collaborative Arrangements.)

As of January 1, 2009, we adopted EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits. EITF 08-3 provides guidance that maintenance deposits paid by a lessee and subsequently refunded only if a lessee fulfills a maintenance obligation will be accounted for as a deposit asset. The adoption of EITF 08-3 did not have a significant impact on our consolidated financial statements.

As of January 1, 2009, we adopted EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies how to account for certain transactions involving equity method investments in areas such as how to determine the initial carrying value of the investment; how to allocate the difference between the investor’s carrying value and the investor’s share of the underlying equity of the investment; how to perform an impairment assessment of underlying intangibles held by the investee; how to account for the investee’s issuance of additional shares; and how to account for an investment on the cost method when it had been previously accounted for under the equity method. The adoption of EITF 08-6 did not have a significant impact on our consolidated financial statements, but could impact the accounting for future equity method investments.

As of January 1, 2009, we adopted EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The adoption of EITF 08-7 did not have a significant impact on our consolidated financial statements, but could impact the accounting for future acquisitions.

Recently Issued Accounting Standards, Not Adopted as of March 29, 2009

In April 2009, the FASB issued FSP No. 115-2, Recognition and Presentation of Other than Temporary Impairments. FSP 115-2 amends how one determines that an impairment of an available-for-sale or held-to-maturity debt security is other than temporary. Also, the standard amends how one determines the amount of the impairment that would be recorded as a reduction in net income or an increase in other comprehensive expense. The provisions of FSP 115-2 will be adopted when required in the second quarter of 2009. We do not expect the adoption of the provisions of FSP 115-2 to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value. The provisions of FSP 157-4 will be adopted prospectively when required in the second quarter of 2009. We do not expect the adoption of the provisions of FSP 157-4 to have a significant impact on our consolidated financial statements, but may impact the accounting for future acquisitions, including our pending acquisition of Wyeth, and other events and transactions measured at fair value.

OUTLOOK

While our revenues and income will continue to be tempered in the near term due to patent expirations and other factors, we will continue to make the investments necessary to sustain long-term growth. We remain confident that Pfizer has the organizational strength and resilience, as well as the strategies, financial depth and flexibility, to succeed in the long term. However, no assurance can be given that the factors described above under “Our Operating Environment” or below under “Forward-Looking Information and Factors That May Affect Future Results” or other significant factors will not have a material adverse effect on our business and financial results.

Our 2009 guidance reflects the projected impact of the strengthening of the U.S. dollar, increased pension expenses and lower interest income. It also reflects an increase in the effective tax rate associated with certain business decisions executed to finance the pending Wyeth acquisition.

At current exchange rates, we forecast 2009 revenues of $44.0 billion to $46.0 billion, and Adjusted diluted earnings per common share (EPS) of $1.85 to $1.95. We reduced our guidance for 2009 reported diluted EPS attributable to Pfizer Inc. common shareholders to a range of $1.20 to $1.35 from $1.34 to $1.49 to reflect certain costs incurred and expected to be incurred in connection with the pending acquisition of Wyeth.

On January 26, 2009, we announced the implementation of a new cost-reduction initiative that we anticipate will achieve a reduction in adjusted total costs of approximately $3 billion, based on the actual foreign exchange rates in effect during 2008, by the end of 2011, compared with our 2008 adjusted total costs. We expect that this program will be completed by the end of 2010, with full savings to be realized by the end of 2011. We plan to reinvest approximately $1 billion of these savings in the business, resulting in an expected $2 billion net decrease compared to our 2008 adjusted total costs. (For an understanding of Adjusted income, see the “Adjusted income” section of this MD&A.)

As referenced in this section, “current exchange rates” is defined as rates approximating foreign currency spot rates in April 2009.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management’s current assessment, of 2009 Adjusted income and Adjusted diluted EPS guidance to 2009 reported Net income attributable to Pfizer Inc. and reported diluted EPS attributable to Pfizer Inc. common shareholders guidance, follows:

Full-Year 2009 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$12.5-$13.2	~$1.85-$1.95
Purchase accounting impacts of business-development transactions completed as of 12/31/08	(1.5)	(0.23)
Costs related to cost-reduction initiatives	(1.3-1.6)	(0.20-0.23)
Wyeth acquisition-related costs	(1.1-1.2)	(0.16-0.18)
Certain legal matters	(.1)	(0.01)
Reported Net income attributable to Pfizer Inc./diluted EPS attributable to Pfizer Inc. common shareholders guidance	~$8.1-$9.2	~$1.20-$1.35

(a)
Does not assume the completion of any business-development transactions not completed as of March 29, 2009, and excludes the potential effects of litigation-related matters not substantially resolved as of March 29, 2009, as we do not forecast those matters. However, full-year 2009 financial guidance for reported net income attributable to Pfizer Inc. and reported diluted EPS attributable to Pfizer Inc. common shareholders do reflect certain costs incurred, and expected to be incurred, in connection with the pending Wyeth acquisition, including, but not limited to, transaction costs, pre-integration costs and financing costs.

(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

Our 2009 forecasted financial performance guidance is subject to a number of factors and uncertainties, as described in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A.

FORWARD LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results. Among the factors that could cause actual results to differ materially are the following:

•	Success of research and development activities;

•
Decisions by regulatory authorities regarding whether and when to approve our drug applications, as well as their decisions regarding labeling and other matters that could affect the availability or commercial potential of our products;

•	Speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

•	Success of external business-development activities;

•	Competitive developments, including those with respect to competitor drugs and drug candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

•	Ability to successfully market both new and existing products domestically and internationally;

•	Difficulties or delays in manufacturing;

•	Trade buying patterns;

•	Ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;

•	Impact of existing and future legislation and regulatory provisions on product exclusivity;

•	Trends toward managed care and healthcare cost containment;

•
U.S. legislation or regulatory action affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; direct-to-consumer advertising and interactions with healthcare professionals; and the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines;

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

•
Uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our lenders, our customers, our suppliers and counterparties to our foreign-exchange and interest-rate agreements of the global recession and recent and possible future changes in global financial markets;

•	Any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	Growth in costs and expenses;

•	Changes in our product, segment and geographic mix;

•	Our ability and Wyeth’s ability to satisfy the conditions to closing our merger agreement; and

•
Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our pending acquisition of Wyeth and of our cost-reduction initiatives.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission.

Our Form 10-K filing for the 2008 fiscal year listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We record accruals for income tax contingencies to the extent that we conclude that a tax position is not sustainable under a “more likely than not” standard, and we record our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction when we conclude that the potential recovery is more likely than not. We record accruals for all other contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable, and we record anticipated recoveries under existing insurance contracts when assured of recovery. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, we accrue that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our assessments are based on estimates and assumptions that have been deemed reasonable by management. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2008 Financial Report, which is filed as exhibit 13 to our 2008 Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2008 Financial Report, which is incorporated by reference in Part I - Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our 2008 Financial Report. Unless otherwise indicated, all proceedings discussed in our 2008 Financial Report remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I - Item 2 of this Form 10-Q.

Patent Matters

Lipitor (atorvastatin)

As previously reported, in April 2007, Teva Pharmaceuticals USA, Inc. (Teva) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Teva asserts the invalidity of our patent covering the enantiomer form of atorvastatin, which (including the six-month pediatric exclusivity period) expires in June 2011, and the non-infringement of certain later-expiring patents. Teva is not challenging our basic patent, which (including the six-month pediatric exclusivity period) expires in March 2010. In June 2007, we filed suit against Teva in the U.S. District Court for the District of Delaware asserting the validity and infringement of the enantiomer patent. In April 2009, the parties entered into an agreement in principle to resolve this litigation on terms we believe are favorable to the Company.

In February 2009, Pharmascience Inc. (Pharmascience) served notice of its application with Health Canada that seeks approval to market a generic version of Lipitor in Canada and includes challenges to our Lipitor patents. Pharmascience asserts the invalidity of our enantiomer patent, which expires in July 2010 in Canada, and the non-infringement of certain other later-expiring Lipitor patents. In April 2009, we filed two actions in the Canadian Federal Court in Toronto asserting the validity and infringement of our patents and seeking to prevent approval of Pharmascience’s generic product.

Norvasc (amlodipine)

As previously reported, certain generic manufacturers are seeking to market their own generic amlodipine products in Canada and are challenging our Norvasc patents in that country, including our amlodipine besylate patent. In April 2008, the Canadian Federal Court in Toronto upheld the validity of our amlodipine besylate patent in our action against Pharmascience and issued an order preventing approval of Pharmascience's generic product containing amlodipine besylate, which is the salt form used in Norvasc, until the expiration of our amlodipine besylate patent in 2010. In May 2008, Pharmascience appealed the decision to the Federal Court of Appeal of Canada.

In addition, in February 2008, Pharmascience notified us that it is alleging the non-infringement of our Norvasc patents in connection with its application with Health Canada seeking approval to market in Canada a product containing an amlodipine salt form other than amlodipine besylate. In April 2008, we filed an action against Pharmascience in the Canadian Federal Court in Toronto asserting the infringement of certain of our Norvasc patents.

In March 2009, we entered into an agreement to settle all of our litigation with Pharmascience with respect to our patents for Norvasc in Canada on terms we believe are favorable to the Company. As part of the settlement, the lawsuits between Pfizer and Pharmascience referred to above regarding our Norvasc patents in Canada have been withdrawn. Challenges by certain other generic manufacturers to our Norvasc patents in Canada remain outstanding.

Lyrica (pregabalin)

In March and April 2009, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica. Each of the generic manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, which expire in 2013 and 2018. Each of the generic manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. In April 2009, we filed an action against each of the generic manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica.

Zyvox (linezolid)

In April 2009, Gate Pharmaceuticals (Gate) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Zyvox. Gate asserts the non-infringement of two patents that expire in 2021, but it is not challenging our basic patent, which (including the six-month pediatric exclusivity period) expires in 2015.

Product Litigation

Celebrex and Bextra

As previously reported, purported shareholder derivative actions were filed in various federal courts and in state court in New York alleging that certain of Pfizer's current and former officers and directors breached fiduciary duties by causing Pfizer to misrepresent the safety of Celebrex and, in certain cases, Bextra. In June 2005, the federal actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In July 2007, the purported federal shareholder derivative action was dismissed with prejudice by the court in the Multi-District Litigation. In January 2009, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal order. In addition, the purported shareholder derivative action in the Supreme Court of the State of New York, New York County, was dismissed with prejudice in March 2008. In April 2008, the plaintiff filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, First Department. The plaintiff failed to perfect the appeal by the due date in January 2009 and filed a notice of voluntary dismissal in April 2009.

Chantix/Champix

As previously reported, in December 2008, a purported class action was filed against us in the Ontario Superior Court of Justice (Toronto office) on behalf of all individuals and third-party payers in Canada who have purchased and ingested Champix or reimbursed patients for the purchase of Champix. This action asserts claims under Canadian product liability law, including with respect to the safety and efficacy of Champix, and, on behalf of the putative class, seeks monetary relief, including punitive damages. In April 2009, a substantially similar purported class action was filed against us in the Superior Court of Quebec (Montreal Division).

Commercial and Other Matters

Aricept Strategic Alliance and Development Agreement

We recently received a letter from Eisai Co., Ltd., with whom we have exclusive rights to co-promote Aricept in the U.S. and several other countries, and from whom we also have an exclusive license to sell Aricept in certain other countries; all of these agreements also include the rights to line extensions for Aricept. Eisai has indicated to us that, in its view, upon consummation of the Wyeth acquisition, Eisai will have the right to terminate our Aricept Strategic Alliance and Development Agreement. We do not believe that Eisai has any legal basis to terminate the Strategic Alliance and Development Agreement and will oppose any effort by Eisai to do so.

Trade Secrets Action in California

As previously reported, in 2004, Ischemia Research and Education Foundation (IREF) and its chief executive officer brought an action in California Superior Court, Santa Clara County, against a former IREF employee and Pfizer. Plaintiffs allege that defendants conspired to misappropriate certain information from IREF’s allegedly proprietary database in order to assist Pfizer in designing and executing a clinical study of a Pfizer drug. In December 2008, the jury rendered a verdict for compensatory damages of approximately $38.7 million. In February 2009, the judge held a hearing on plaintiffs’ motions seeking punitive damages (which, under applicable law, may not exceed two times compensatory damages) as well as prejudgment interest. In March 2009, the court awarded prejudgment interest for the period from March 2002 through the date on which the judgment will be signed, but declined to award punitive damages. We will be filing motions for judgment notwithstanding the verdict and for a new trial.

Tax Matters

The United States is one of our major tax jurisdictions. We are currently appealing two issues related to the IRS’ audits of the Pfizer Inc. tax returns for the years 2002 through 2005. The 2006, 2007 and 2008 tax years are currently under audit as part of the IRS Compliance Assurance Process, a real-time audit process. The 2009 tax year is not yet under audit. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations. With respect to Pharmacia Corporation, the IRS is currently conducting an audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2008), Japan (2006-2008), Europe (1997-2008, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany) and Puerto Rico (2004-2008).

We regularly reevaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law that would either increase or decrease the technical merits of a position relative to the ‘more-likely-than-not’ standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2008 Form 10-K except for the addition of the following risk factor related to our pending acquisition of Wyeth:

Several lawsuits have been filed against Wyeth, the members of the Wyeth board of directors, Pfizer and/or Wagner Acquisition Corp. challenging the pending acquisition, and an adverse judgment in such lawsuits may prevent the acquisition from becoming effective or from becoming effective within the expected timeframe.

Wyeth, the members of the Wyeth board of directors, Pfizer and/or Wagner Acquisition Corp. are named as defendants in purported class action lawsuits brought by Wyeth stockholders challenging the pending acquisition, seeking, among other things, to enjoin the defendants from consummating the acquisition on the agreed-upon terms.

One of the conditions to the closing of the acquisition is that no judgment, order, injunction (whether temporary, preliminary or permanent), decision, opinion or decree issued by a court or other governmental entity in the United States or the European Union that makes the acquisition illegal or prohibits the consummation of the acquisition shall be in effect. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from consummating the acquisition on the agreed-upon terms, then such injunction may prevent the acquisition from becoming effective, or from becoming effective within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the fiscal first quarter of 2009:

Issuer’s Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2009, through January 31, 2009	17,104	$17.44	––	$5,033,723,296
February 1, 2009, through February 28, 2009	246,173	$14.71	––	$5,033,723,296
March 1, 2009, through March 29, 2009	2,022,781	$13.16	––	$5,033,723,296
Total	2,286,058	$13.36	––

(a)
On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors had authorized a new $5 billion share-purchase plan to be utilized from time to time. On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction. The merger agreement limits our stock purchases to a maximum of $500 million prior to the completion of the transaction without Wyeth’s consent. The bridge credit agreement limits our stock purchases and redemptions to a maximum of $250 million until the commitment expires or is terminated and all loans under the agreement, if any, have been paid.

(b)
These columns reflect the following transactions during the fiscal first quarter of 2009: (i) the surrender to Pfizer of 1,355,317 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, and (ii) the surrender to Pfizer of 930,741 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on seven items at the Annual Meeting of Shareholders held on April 23, 2009:

1.	the election of 14 directors to terms ending in 2010
2.	a proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2009
3.	approval of the Pfizer Inc. 2004 Stock Plan, as amended and restated
4.	a shareholder proposal regarding stock options
5.	a shareholder proposal regarding an advisory vote on executive compensation
6.	a shareholder proposal regarding cumulative voting
7.	a shareholder proposal regarding special shareholder meetings

The nominees for director were elected based upon the following votes:

Nominee	Votes For	Votes Against	Abstentions

Dennis A. Ausiello	5,201,941,232	308,751,860	55,436,790
Michael S. Brown	5,169,482,271	340,577,108	56,070,503
M. Anthony Burns	5,295,735,762	212,774,071	57,620,049
Robert N. Burt	5,314,113,752	196,587,043	55,429,087
W. Don Cornwell	5,103,262,059	406,471,929	56,395,894
William H. Gray III	5,234,292,957	275,099,348	56,737,577
Constance J. Horner	5,297,372,751	213,198,572	55,558,559
James M. Kilts	5,317,414,134	193,839,720	54,876,028
Jeffrey B. Kindler	5,241,672,193	268,976,411	55,481,278
George A. Lorch	5,305,923,413	204,102,707	56,103,762
Dana G. Mead	5,289,798,672	220,216,581	56,114,629
Suzanne Nora Johnson	5,326,586,335	187,016,149	52,527,398
Stephen W. Sanger	5,338,458,344	172,943,405	54,728,133
William C. Steere, Jr.	5,223,460,981	288,223,733	54,445,168

The proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for 2009 received the following votes:

•	5,396,191,550	Votes for approval
•	142,934,333	Votes against
•	27,003,999	Abstentions
•	There were no broker non-votes for this item.

The proposal regarding approval of the Pfizer Inc. 2004 Stock Plan, as amended and restated, received the following votes:

•	3,980,633,127	Votes for approval
•	461,873,577	Votes against
•	36,094,349	Abstentions
•	1,087,528,829	Broker non-votes

The shareholder proposal regarding stock options received the following votes:

•	265,487,403	Votes for approval
•	4,171,333,834	Votes against
•	41,739,241	Abstentions
•	1,087,569,404	Broker non-votes

The shareholder proposal regarding an advisory vote on executive compensation received the following votes:

•	2,227,207,105	Votes for approval
•	2,023,711,784	Votes against
•	227,643,569	Abstentions
•	1,087,567,424	Broker non-votes

The shareholder proposal regarding cumulative voting received the following votes:

•	1,661,553,030	Votes for approval
•	2,777,743,690	Votes against
•	39,316,323	Abstentions
•	1,087,516,839	Broker non-votes

The shareholder proposal regarding special shareholder meetings received the following votes:

•	2,283,037,913	Votes for approval
•	2,152,978,799	Votes against
•	42,596,331	Abstentions
•	1,087,516,839	Broker non-votes

Item 5. Other Information

On May 5, 2009, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the 364-Day Bridge Term Loan Credit Agreement, dated as of March 12, 2009 (the “Bridge Agreement”), among the Company, the institutions from time to time party thereto as lenders  and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders.  As previously disclosed, pursuant to the Bridge Agreement, the Company agreed that it would maintain a ratio of no more than 2.75 to 1 of consolidated debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Amendment No. 2 modified and clarified certain components of the definition of “EBITDA”, the effects of which are to conform the definition of EBITDA to the manner in which the Company has historically reported net income.  The description of Amendment No. 2 is a summary and is qualified in its entirety by reference to Amendment No. 2, a copy of which is attached as Exhibit 10.1 to this report and incorporated herein by reference.  The Company had previously entered into an amendment to the Bridge Agreement to fix the unused commitment fee at 0.375% per annum.

Item 6. Exhibits

1) Exhibit 10.1	-
Amendment No. 2 dated as of May 5, 2009, to the 364-Day Bridge Term Loan Credit Agreement, dated as of March 12, 2009, among Pfizer Inc., the institutions from time to time party thereto as Lenders and
JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders.

2) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges
3) Exhibit 15	-	Accountants’ Acknowledgement
4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: May 8, 2009	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)