Form 10-Q
period 2009-06-28
PFIZER INC
filed 2009-08-06
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

YES ☒                                 NO ☐

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

YES  ☐                                 NO ☒

At August 4, 2009, 6,749,143,013 shares of the issuer’s voting common stock were outstanding

FORM 10-Q

For the Quarter Ended
June 28, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Revenues	$10,984	$12,129	$21,851	$23,977

Costs and expenses:
Cost of sales(a)	1,756	2,289	3,164	4,275
Selling, informational and administrative expenses(a)	3,350	3,863	6,226	7,355
Research and development expenses(a)	1,695	1,966	3,400	3,757
Amortization of intangible assets	583	663	1,161	1,442
Acquisition-related in-process research and development charges	20	156	20	554
Restructuring charges and acquisition-related costs	459	569	1,013	747
Other (income)/deductions – net	72	(167)	15	(500)

Income from continuing operations before provision for taxes on income	3,049	2,790	6,852	6,347

Provision for taxes on income	786	25	1,860	788

Income from continuing operations	2,263	2,765	4,992	5,559

Discontinued operations - net of tax	3	17	4	13

Net income before allocation to noncontrolling interests	2,266	2,782	4,996	5,572

Less: Net income attributable to noncontrolling interests	5	6	6	12

Net income attributable to Pfizer Inc.	$2,261	$2,776	$4,990	$5,560

Earnings per share – basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.41	$0.74	$0.82
Discontinued operations - net of tax	––	—	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.34	$0.41	$0.74	$0.83

Earnings per share – diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.41	$0.74	$0.82
Discontinued operations - net of tax	––	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.34	$0.41	$0.74	$0.82

Weighted-average shares used to calculate earnings per common share:
Basic	6,728	6,732	6,726	6,736
Diluted	6,752	6,748	6,752	6,754

Cash dividends paid per common share	$0.16	$0.32	$0.48	$0.64

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 10B. Goodwill and Other Intangible Assets:Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	June 28, 2009*	Dec. 31, 2008**
Assets
Cash and cash equivalents	$2,244	$2,122
Short-term investments	47,403	21,609
Accounts receivable, less allowance for doubtful accounts	10,446	8,958
Short-term loans	935	824
Inventories	4,993	4,381
Taxes and other current assets	5,310	5,034
Assets held for sale	219	148
Total current assets	71,550	43,076
Long-term investments and loans	12,576	11,478
Property, plant and equipment, less accumulated depreciation	13,194	13,287
Goodwill	21,794	21,464
Identifiable intangible assets, less accumulated amortization	16,611	17,721
Other non-current assets, deferred taxes and deferred charges	3,614	4,122
Total assets	$139,339	$111,148

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$7,645	$9,320
Accounts payable	2,595	1,751
Dividends payable	1,081	2,159
Income taxes payable	607	656
Accrued compensation and related items	1,549	1,667
Other current liabilities	12,632	11,456
Total current liabilities	26,109	27,009

Long-term debt	31,864	7,963
Pension benefit obligations	4,159	4,235
Postretirement benefit obligations	1,602	1,604
Deferred taxes	2,356	2,959
Other taxes payable	7,029	6,568
Other non-current liabilities	2,985	3,070
Total liabilities	76,104	53,408

Preferred stock	66	73
Common stock	443	443
Additional paid-in capital	70,314	70,283
Employee benefit trust, at fair value	(304)	(425)
Treasury stock	(57,364)	(57,391)
Retained earnings	51,965	49,142
Accumulated other comprehensive expense	(2,079)	(4,569)
Total Pfizer Inc. shareholders’ equity	63,041	57,556
Equity attributable to noncontrolling interests	194	184
Total shareholders’ equity	63,235	57,740
Total liabilities and shareholders’ equity	$139,339	$111,148

*	Unaudited.
**	Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008

Operating Activities
Net income before allocation to noncontrolling interests	$4,996	$5,572
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,014	2,716
Share-based compensation expense	169	166
Acquisition-related in-process research and development charges	20	554
Deferred taxes from continuing operations	731	439
Other non-cash adjustments	(22)	497
Changes in assets and liabilities (net of businesses acquired and divested)	(247)	(1,631)

Net cash provided by operating activities	7,661	8,313

Investing Activities
Purchases of property, plant and equipment	(522)	(868)
Purchases of short-term investments	(38,900)	(16,106)
Proceeds from sales and redemptions of short-term investments	14,251	12,463
Purchases of long-term investments	(5,266)	(3,856)
Proceeds from sales and redemptions of long-term investments	3,484	632
Acquisitions, net of cash acquired	––	(962)
Other investing activities	346	(251)

Net cash used in investing activities	(26,607)	(8,948)

Financing Activities
Increase in short-term borrowings, net	21,754	16,310
Principal payments on other short-term borrowings, net	(22,493)	(14,097)
Proceeds from issuances of long-term debt	23,996	602
Principal payments on long-term debt	(908)	—
Purchases of common stock	––	(500)
Cash dividends paid	(3,200)	(4,277)
Stock option transactions and other	(106)	33

Net cash provided by/(used in) financing activities	19,043	(1,929)

Effect of exchange-rate changes on cash and cash equivalents	25	(22)

Net increase/(decrease) in cash and cash equivalents	122	(2,586)
Cash and cash equivalents at beginning of period	2,122	3,406

Cash and cash equivalents at end of period	$2,244	$820

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,109	$1,056
Interest	299	446

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 24, 2009, and May 25, 2008. Subsequent events have been evaluated through August 6, 2009.

We made certain reclassifications to prior-period amounts to conform to the second-quarter and six-month 2009 presentations related to the presentation of noncontrolling interests as a result of adopting a new accounting standard (see Note 2. Adoption of New Accounting Policies).

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

Included in Other current liabilities at June 28, 2009 are $1.5 billion of deferred income taxes.

Note 2. Adoption of New Accounting Policies

As of March 30, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. Statement of Financial Accounting Standards (SFAS) 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 amend the guidance for evaluating and measuring “other-than-temporary” impairments for available-for-sale or held-to-maturity debt securities. The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a significant impact on our consolidated financial statements.

As of March 30, 2009, we adopted FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 provides additional guidance for estimating fair value in inactive markets and the identification of disorderly transactions. FSP SFAS 157-4 was adopted prospectively and did not have a significant impact on our consolidated financial statements, but could impact the accounting for acquisitions after adoption, including our pending acquisition of Wyeth, and other events, balances and transactions measured at fair value.

As of January 1, 2009, we adopted SFAS No. 141R, Business Combinations, as amended. SFAS 141R, as amended, retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development costs at fair value and requires the expensing of acquisition-related costs as incurred. The adoption of SFAS 141R, as amended, did not impact our consolidated financial statements upon adoption, but will impact the accounting for acquisitions after adoption, including our pending acquisition of Wyeth.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of January 1, 2009, we adopted FSP No. SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity will be required to consider assumptions used by market participants. The adoption of FSP SFAS 142-3 did not impact our consolidated financial statements upon adoption, but could impact the accounting for acquisitions after adoption, including our pending acquisition of Wyeth.

As of January 1, 2009, we adopted the provisions of SFAS No. 157, Fair Value Measurements, as amended, that we did not adopt as of January 1, 2008. SFAS 157, as amended, defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. The adoption of the remaining provisions of SFAS 157, as amended, did not have a significant impact on our consolidated financial statements upon adoption, but will impact the accounting for acquisitions after adoption, including our pending acquisition of Wyeth, and other events, balances and transactions measured at fair value.

As of January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests, previously referred to as minority interests. A noncontrolling interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The adoption of SFAS 160 resulted in a number of changes to the presentation of our consolidated financial statements, but the amounts associated with noncontrolling interests are not significant. SFAS 160 could impact our accounting for acquisitions after adoption, where we do not acquire 100% of the entity, and our accounting for the deconsolidations of subsidiaries.

As of January 1, 2009, we adopted Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements. EITF 07-1 provides guidance on determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The adoption of EITF 07-1 did not have a significant impact on our consolidated financial statements, and additional disclosures have been provided. (See Note 4. Collaborative Arrangements.)

As of January 1, 2009, we adopted EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits. EITF 08-3 provides guidance that maintenance deposits paid by a lessee and subsequently refunded only if a lessee fulfills a maintenance obligation will be accounted for as a deposit asset. The adoption of EITF 08-3 did not have a significant impact on our consolidated financial statements.

As of January 1, 2009, we adopted EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies how to account for certain transactions involving equity method investments in areas such as: how to determine the initial carrying value of the investment; how to allocate the difference between the investor’s carrying value and the investor’s share of the underlying equity of the investment; how to perform an impairment assessment of underlying intangibles held by the investee; how to account for the investee’s issuance of additional shares; and how to account for an investment on the cost method when it had been previously accounted for under the equity method. The adoption of EITF 08-6 did not have a significant impact on our consolidated financial statements, but could impact the accounting for equity method investments after adoption.

As of January 1, 2009, we adopted EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The adoption of EITF 08-7 did not have a significant impact on our consolidated financial statements, but could impact the accounting for acquisitions after adoption.

Note 3. Acquisitions

In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company whose main asset is Thelin, which is used for the treatment of pulmonary arterial hypertension. The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its outstanding $130 million 2.5% convertible notes were triggered and, as a result, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company, whose main asset is SNX-5422, an oral Heat Shock Protein 90 (Hsp90) for the potential treatment of solid tumors and hematological malignancies and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer, inflammatory and neurodegenerative diseases. In connection with these acquisitions, through the second quarter of 2008, we recorded $156 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc., (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight certain cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded approximately $398 million in Acquisition-related in-process research and development charges during the first quarter of 2008. In the second quarter of 2009, we resolved a contingency associated with CovX and recognized $20 million in Acquisition-related in-process research and development charges.

Note 4. Collaborative Arrangements

In the normal course of business, we enter into collaborative arrangements with respect to in-line medicines, as well as medicines in development that require completion of research and regulatory approval. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, typically a research and/or commercialization effort, where both we and our partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Our rights and obligations under our collaborative arrangements vary. For example, we have agreements to co-promote pharmaceutical products discovered by other companies, and we have agreements where we partner to co-develop and/or participate together in commercializing, marketing, promoting, manufacturing, and/or distributing a drug product.

Payments to or from our collaboration partners are presented in the statement of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under co-promotion agreements, we record the amounts received from our partners as alliance revenues, a component of Revenues, when our co-promotion partners are the principal in the transaction and we receive a share in their net sales or profits. Alliance revenues are recorded when our co-promotion partners ship the product and title passes to their customer. Expenses for selling and marketing these products are included in Selling, informational and administrative expenses. In arrangements where we manufacture a product for our partner, we record revenues when our partner sells the product and title passes to their customer. All royalty payments to collaboration partners are recorded as part of Cost of sales.

The amounts and classifications of payments (income/(expense)) between us and our collaboration partners follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues – Revenues(a)	$146	$126	$278	$226
Revenues – Alliance revenues (b)	598	563	1,180	1,051
Total Revenues from collaborative arrangements	744	689	1,458	1,277
Cost of sales (c)	(35)	(36)	(91)	(67)
Selling, informational and administrative expenses(d)	14	26	(3)	19
Research and development expenses(e)	(50)	(46)	(244)	(96)

(a)	Represents sales to our partners of products manufactured by us.
(b)	Substantially all related to amounts earned from our partners under co-promotion agreements.
(c)	Primarily related to royalties earned by our partners and cost of sales associated with inventory purchased from our partners.
(d)	Represents net reimbursements from our partners and reimbursements to our partners for Selling, informational and administrative expenses incurred.
(e)	Primarily related to net reimbursements earned by our partners, except that the first quarter of 2009 also includes a $150 million milestone payment to one of our partners.

The amounts disclosed in the above table do not include transactions with third parties other than our collaboration partners, or other costs associated with the products under the collaboration arrangements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Cost-Reduction Initiatives

We incurred the following costs in connection with all of our cost-reduction initiatives, which began in 2005:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Implementation costs(a)	$156	$405	$330	$762
Restructuring charges(b)	174	562	331	739
Total costs related to our cost-reduction initiatives	$330	$967	$661	$1,501

(a)
For the second quarter of 2009, included in Cost of sales ($45 million), Selling, informational and administrative expenses ($85 million), Research and development expenses ($32 million), and Other (income)/deductions - net ($6 million income). For the second quarter of 2008, included in Cost of sales ($210 million), Selling, informational and administrative expenses ($100 million), Research and development expenses ($94 million) and Other (income)/deductions - net ($1 million). For the first six months of 2009, included in Cost of sales ($121 million), Selling, informational and administrative expenses ($131 million), Research and development expenses ($73 million), and Other (income)/deductions - net ($5 million). For the first six months of 2008, included in Cost of sales ($348 million), Selling, informational and administrative expenses ($175 million), Research and development expenses ($240 million) and Other (income)/deductions - net ($1 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

From the beginning of the cost-reduction initiatives in 2005 through June 28, 2009, the restructuring charges primarily relate to our supply network transformation efforts and the restructuring of our worldwide marketing and research and development operations, and the implementation costs primarily relate to depreciation arising from the shortening of the useful lives of certain assets, as well as system and process standardization and the expansion of shared services.

The components of restructuring charges associated with all of our cost-reduction initiatives follow:

(millions of dollars)	Costs Incurred Through June 28, 2009	Activity Through June 28, 2009(a)	Accrual as of June 28, 2009(b)

Employee termination costs	$5,314	$3,947	$1,367
Asset impairments	1,384	1,384	—
Other	516	420	96
Total restructuring charges	$7,214	$5,751	$1,463

(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($954 million) and Other noncurrent liabilities ($509 million).

During the second quarter of 2009, we expensed $29 million for Employee termination costs, $73 million for Asset impairments and $72 million for Other. During the first six months of 2009, we expensed $164 million for Employee termination costs, $91 million for Asset impairments and $76 million for Other. From June 2005 through June 28, 2009, Employee termination costs, net of the impact of a change in estimate, represent the expected reduction of the workforce by approximately 31,100 employees, mainly in manufacturing, sales and research, and approximately 25,500 of these employees have been terminated. Employee termination costs are recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Acquisition-Related Costs

We incurred the following acquisition-related costs primarily in connection with our pending acquisition of Wyeth:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Transaction costs (a)	$184	$––	$553	$––
Pre-integration costs and other(b)	101	7	129	8
Total acquisition-related costs(c)	$285	$7	$682	$8

(a)
Transaction costs include banking, legal, accounting and other costs directly related to our pending acquisition of Wyeth. Substantially all of the costs incurred to date are fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009, to partially fund our pending acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes during the first six months of 2009. All bridge term loan commitment fees have been expensed, and we are no longer subject to the covenants under that agreement (see Note 8D: Financial Instruments: Long-Term Debt).

(b)
Pre-integration costs and other primarily represent external, incremental costs of integration planning that are directly related to our pending acquisition of Wyeth and include costs associated with preparing for systems and other integration activities.

(c)	Included in Restructuring charges and acquisition-related costs.

Note 7. Comprehensive Income/(Expense)

The components of comprehensive income/(expense) follow:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income before allocation to noncontrolling interests	$2,266	$2,782	$4,996	$5,572
Other comprehensive expense:
Currency translation adjustment and other	2,638	1,109	2,254	534
Net unrealized gains/(losses) on derivative financial instruments	(144)	27	(167)	28
Net unrealized gains/(losses) on available-for-sale securities	81	—	226	(14)
Benefit plan adjustments	18	1	177	85
Total other comprehensive loss	2,593	1,137	2,490	633
Total comprehensive income before allocation to noncontrolling interests	4,859	3,919	7,486	6,205
Less: Comprehensive income attributable to noncontrolling interests	12	15	14	23
Comprehensive income attributable to Pfizer Inc.	$4,847	$3,904	$7,472	$6,182

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:

(millions of dollars)	June 28, 2009	Dec. 31, 2008
Selected financial assets measured at fair value on a recurring basis (a) :
Trading securities (b)	$172	$190
Available-for-sale debt securities (c)	50,592	30,061
Available-for-sale money market funds	7,543	398
Available-for-sale equity securities, excluding money market funds (c)	182	319
Derivative financial instruments in receivable positions (d) :
Interest rate swaps	283	732
Foreign currency swaps	85	128
Foreign currency forward-exchange contracts	640	399
Total	59,497	32,227
Other selected financial assets (e):
Held-to-maturity debt securities, carried at amortized cost (c)	953	2,349
Short-term loans, carried at cost	935	824
Long-term loans, carried at cost	1,181	1,568
Private equity securities, carried at cost	168	182
Total	3,237	4,923
Total selected financial assets	$62,734	$37,150
Financial liabilities measured at fair value on a recurring basis (a):
Derivative financial instruments in a liability position (f):
Interest rate swaps	$8	$7
Foreign currency swaps	352	153
Foreign currency forward-exchange contracts	1,381	1,083
Total	1,741	1,243
Other financial liabilities (e) , (g):
Short-term borrowings, carried at historical proceeds, as adjusted (h)	7,645	9,320
Long-term debt, carried at historical proceeds, as adjusted (i)	31,864	7,963
Total	39,509	17,283
Total selected financial liabilities	$41,250	$18,526

(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. Virtually all of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $101 million as of June 28, 2009 and $87 million as of December 31, 2008 of investments that use Level 1 inputs in the calculation of fair value. None of our financial assets and liabilities measured at fair value on a recurring basis are valued based on Level 3 inputs at June 28, 2009 or December 31, 2008.

(b)	Trading securities are held in trust for legacy Pharmacia severance benefits.
(c)	Gross unrealized gains and losses are not significant.
(d)
Designated as hedging instruments except for certain foreign currency contracts used as offsets, namely, foreign currency forward-exchange contracts with fair values of $6 million and foreign currency swaps with fair values of $77 million at June 28, 2009; and foreign currency forward-exchange contracts with fair values of $175 million and foreign currency swaps with fair values of $32 million at December 31, 2008.

(e)
The differences between the estimated fair values and carrying values of our financial assets and liabilities not measured at fair value on a recurring basis were not significant as of June 28, 2009 or December 31, 2008.

(f)
Designated as hedging instruments except for certain foreign currency contracts used as offsets, namely, foreign currency forward-exchange contracts with fair values of $515 million and foreign currency swaps with fair values of $32 million at June 28, 2009; and foreign currency forward-exchange contracts with fair values of $836 million and foreign currency swaps with fair values of $76 million at December 31, 2008.

(g)	The carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.
(h)	Includes foreign currency borrowings with fair values of $1.0 billion at June 28, 2009 and $1.6 billion at December 31, 2008, which are used as hedging instruments.
(i)	Includes foreign currency debt with fair values of $2.0 billion at June 28, 2009 and $2.1 billion at December 31, 2008, which is used as a hedging instrument.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following methods and assumptions were used to estimate the fair value of our financial assets and liabilities:

•	Trading equity securities - quoted market prices.

•	Trading debt securities - observable market interest rates.

•	Available-for-sale debt securities - matrix-pricing model using observable market quotes and credit ratings.

•	Available-for-sale money market funds - observable prices.

•	Available-for-sale equity securities, excluding money market funds - pricing services that principally use a composite of observable prices.

•	Derivative financial instruments (assets and liabilities) - matrix-pricing model using observable market quotes and credit ratings.

•	Held-to-maturity debt securities - matrix-pricing model using observable market quotes and credit ratings.

•	Short-term and long-term loans - discounted future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Private equity securities – application of the implied volatility associated with an observable biotech index to the carrying amount of our portfolio.

•	Short-term borrowings and long-term debt - matrix-pricing model using observable market quotes and our own credit rating.

In addition, we have long-term receivables where fair value uses discounted future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

These selected financial assets and liabilities are classified in our Condensed Consolidated Balance Sheets as follows:

(millions of dollars)	June 28, 2009	Dec. 31, 2008
Assets
Cash and cash equivalents	$812	$1,980
Short-term investments	47,403	21,609
Short-term loans	935	824
Long-term investments and loans	12,576	11,478
Other current assets (a)	641	404
Other non-current assets (b)	367	855
Total	$62,734	$37,150
Liabilities
Short-term borrowings	7,645	9,320
Other current liabilities (c)	1,416	1,119
Long-term debt	31,864	7,963
Other noncurrent liabilities (d)	325	124
Total	$41,250	$18,526

(a)
At June 28, 2009, derivative instruments at fair value comprised of interest rate swaps ($1 million) and foreign currency forward-exchange contracts ($640 million) and, at December 31, 2008, comprised of interest rate swaps ($4 million), foreign currency swaps ($2 million), and foreign currency forward-exchange contracts ($398 million).

(b)
At June 28, 2009, derivative instruments at fair value comprised of interest rate swaps ($282 million) and foreign currency swaps ($85 million) and, at December 31, 2008, comprised of interest rate swaps ($729 million) and foreign currency swaps ($126 million).

(c)
At June 28, 2009, derivative instruments at fair value comprised of foreign currency swaps ($35 million) and foreign currency forward-exchange contracts ($1.4 billion) and, at December 31, 2008, comprised of foreign currency swaps ($36 million) and foreign currency forward-exchange contracts ($1.1 billion).

(d)
At June 28, 2009, derivative instruments at fair value comprised of interest rate swaps ($8 million) and foreign currency swaps ($317 million) and, at December 31, 2008, comprised of interest rate swaps ($7 million) and foreign currency swaps ($117 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We regularly evaluate all of our financial assets for impairment. For investments in debt and equity securities, when a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.  For loans, an impairment charge is recorded if it is probable that we will not be able to collect all amounts due according to the loan agreement. There were no significant impairments recognized in 2009 or 2008.

B. Investments in Debt and Equity Securities

Investments in debt securities reflect the investment of proceeds obtained through the issuance of $13.5 billion of senior unsecured notes on March 24, 2009 and approximately $10.5 billion of senior unsecured notes on June 3, 2009, virtually all of which will be used to partially fund the pending acquisition of Wyeth (see Note 8D. Financial Instruments: Long-Term Debt).

Details of our investments follow:

	Contractual Maturity (in years)
(millions of dollars)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total as of June 28, 2009
Available-for-sale debt securities:
U.S. government Federal Deposit Insurance Corporation guaranteed debt	$—	$1,717	$—	$—	$1,717
Western European and other government debt	22,892	2,579	—	—	25,471
Corporate debt	1,815	2,076	—	—	3,891
Western European and other government agency debt	13,922	802	—	—	14,724
Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association asset-backed securities	200	3,208	—	—	3,408
Supranational debt	648	381	—	—	1,029
Other asset-backed securities	226	125	—	—	351
Certificates of deposit	1	—	—	—	1
Held-to-maturity debt securities:
Certificates of deposit and other	949	4	—	—	953
Total debt securities	$40,653	$10,892	$—	$—	$51,545
Trading securities					172
Available-for-sale money market funds (a)					7,543
Available-for-sale equity securities, excluding money market funds					182
Total					$59,442

(a)	Securities issued by the U.S. government and its agencies or instrumentalities and reverse repurchase agreements involving the same investments held.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $7.1 billion as of June 28, 2009. As of June 28, 2009, we had access to $8.3 billion of lines of credit, of which $6.1 billion expire within one year. Of these lines of credit, $8.1 billion are unused, of which our lenders have committed to loan us $7.0 billion at our request. Unused lines of credit of $7.0 billion, of which $5.0 billion expire in 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

As a result of the issuances of senior unsecured notes in March and June 2009, the $22.5 billion bridge term loan credit agreement, which we entered into on March 12, 2009 to partially finance our pending acquisition of Wyeth, was terminated, and we are no longer subject to the covenants under that agreement.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt

We issued long-term debt in the first six months of 2009, virtually all of the proceeds of which will be used to partially finance our pending acquisition of Wyeth. The following table sets forth the amounts outstanding related to those issuances:

(millions of dollars)	Maturity Date	Outstanding on June 28, 2009
Senior unsecured notes:
Issued on March 24, 2009:
Floating rate notes at the three-month London Interbank Offering Rate (LIBOR), plus 1.95%	March 2011	$1,250
4.45%(a)	March 2012	3,498
5.35%(a)	March 2015	2,996
6.20%(a)	March 2019	3,247
7.20%(a)	March 2039	2,529
Issued on June 3, 2009:
3.625% euro (b)	June 2013	2,597
4.75% euro (b)	June 2016	2,808
5.75% euro (b)	June 2021	2,806
6.50% U.K. pound (b)	June 2038	2,455
Total long-term debt issued in the first six months of 2009		$24,186

(a)
Instrument is callable at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate, plus 0.50% plus, in each case, accrued and unpaid interest.

(b)
Instrument is callable at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at a comparable government bond rate, plus 0.20%, plus accrued and unpaid interest.

Long-term debt outstanding as of June 28, 2009, excluding the current portion of $54 million, matures in the following years:

(millions of dollars)	Total	2010	2011	2012	2013	After 2013

Long-term debt	$31,864	$––	$2,525	$3,517	$2,610	$23,212

E. Derivative Financial Instruments and Hedging Activities

On a regular basis, we seek to minimize the impact of foreign exchange rate movements and interest rate movements on our earnings. We manage these exposures through operational means and through the use of various financial instruments.

Foreign Exchange Risk

A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign-exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $55.0 billion. The derivative financial instruments primarily hedge or offset exposures in euro, Swedish kroner, U.K. pound and Japanese yen.

All derivative contracts used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the consolidated balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and purpose of the financial instrument (offset or hedge relationship) and the effectiveness of the hedge relationships, as follows:

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

•
We recognize the gain and loss impact on foreign currency swaps designated as hedges of our net investments in earnings in three ways: over time–for the periodic net swap payments; immediately–to the extent of any change in the difference between the foreign exchange spot rate and forward rate; and upon sale or substantial liquidation of our net investments–to the extent of change in the foreign exchange spot rates.

We defer on the balance sheet foreign exchange gains and losses related to foreign-exchange-denominated debt designated as a hedge of our net investments and reclassify those amounts into earnings upon the sale or substantial liquidation of our net investments.

Any ineffectiveness is recognized immediately into earnings. There was no significant ineffectiveness in the second quarter and the first six months of 2009 or the second quarter and the first six months of 2008.

Interest Rate Risk

Our interest-bearing investments, loans and borrowings are subject to interest rate risk. We invest and loan primarily on a short-term or variable-rate basis; however, due to the pending acquisition of Wyeth and in light of current market conditions, we currently borrow primarily on a long-term, fixed-rate basis. From time to time, depending on market conditions, we will change the profile of our outstanding debt by entering into derivative financial instruments like interest rate swaps. The aggregate notional amount of interest rate derivative financial instruments is $5.4 billion. The derivative financial instruments hedge U.S. fixed-rate debt and euro fixed-rate debt.

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

Any ineffectiveness is recognized immediately into earnings. There was no significant ineffectiveness in the second quarter and the first six months of 2009 or the second quarter and the first six months of 2008.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk is as follows:

	Gains / (Losses)
(millions of dollars)	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
Derivative Financial Instruments in Fair Value Hedge Relationships
Interest rate swaps
Recognized in OID (a)	$(3)	$(7)
Foreign currency swaps
Recognized in OID (a)	1	––
Derivative Financial Instruments in Cash Flow Hedge Relationships
U.S. Treasury interest rate locks
Recognized in OID (a)	$––	$(11)
Recognized in OCI (a), (b)	––	(15)
Reclassified from OCI to OID (a), (b)	––	––
Foreign currency swaps
Recognized in OID (a)	––	––
Recognized in OCI (a), (b)	(221)	(240)
Reclassified from OCI to OID (a), (b)	––	––
Foreign currency forward exchange contracts
Recognized in OID (a)	––	––
Recognized in OCI (a), (b)	5	8
Reclassified from OCI to OID (a), (b)	4	14
Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps
Recognized in OID (a)	$––	$(1)
Recognized in OCI (a), (b)	(15)	38
Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps
Recognized in OID (a)	$18	$13
Foreign currency forward-exchange contracts
Recognized in OID (a)	(185)	(441)
Non-Derivative Financial Instruments Designated as Hedges
Foreign currency short-term borrowings
Recognized in OID (a)	$––	$––
Recognized in OCI (a), (b)	(23)	88
Foreign currency long-term debt
Recognized in OID (a)	––	––
Recognized in OCI (a), (b)	(46)	111

(a)	OCI = Other comprehensive income / (expense), a balance sheet account. OID = Other (income)/deductions – net.
(b)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(expense) – Net unrealized gains/(losses) on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(expense) – Currency translation adjustment.

For information about the fair value of our derivative financial instruments, and the impact on our consolidated balance sheet, see Note 8A. Financial Instruments: Selected Financial Assets and Liabilities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $1.0 billion, for which we have posted collateral of $353 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a debt-rating organization ratings downgrade. If there had been a downgrade to an A rating, or its equivalent, on June 28, 2009, we would have been required to post an additional $160 million of collateral to our counterparties. If there had been a downgrade to below an A rating, or its equivalent, on June 28, 2009, we would have been required to post an additional $192 million of collateral to our counterparties.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements.

At June 28, 2009, we have $7.1 billion invested in a major money market fund rated Aaa by Moody’s Investors Service and AAA by Standard & Poor’s, which invests in securities issued by the U.S. government and its agencies or instrumentalities and reverse repurchase agreements involving the same investments held. This fund participates in the U.S. Treasury Department Temporary Guarantee Program for Money Market Funds, which guarantees $290 million of our investment.

Note 9. Inventories

The components of inventories follow:

(millions of dollars)	June 28, 2009	Dec. 31, 2008
Finished goods	$2,237	$2,024
Work-in-process	1,897	1,527
Raw materials and supplies	859	830
Total inventories(a)	$4,993	$4,381

(a)	Certain amounts of inventories are in excess of one year’s supply. There are no recoverability issues associated with these quantities, and the amounts are not significant.

Note 10. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 28, 2009, follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total
Balance, December 31, 2008	$21,317	$129	$18	$21,464
Additions	––	––	––	––
Other(a)	316	13	1	330
Balance, June 28, 2009	$21,633	$142	$19	$21,794

(a)	Primarily related to the impact of foreign exchange, except that Pharmaceutical also includes a reclassification of approximately $150 million to Assets held for sale.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	June 28, 2009				Dec. 31, 2008
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$31,974	$(19,237)	$12,737		$31,484	$(17,673)	$13,811
Brands	1,016	(505)	511		1,016	(487)	529
License agreements	252	(90)	162		246	(78)	168
Trademarks	124	(84)	40		118	(78)	40
Other(a)	520	(292)	228		531	(291)	240
Total	33,886	(20,208)	13,678		33,395	(18,607)	14,788
Indefinite-lived intangible assets:
Brands	2,863	—	2,863		2,860	—	2,860
Trademarks	68	—	68		70	—	70
Other	2	—	2		3	—	3
Total	2,933	—	2,933		2,933	—	2,933
Total identifiable intangible assets	$36,819	$(20,208)	$16,611	(b)	$36,328	$(18,607)	$17,721

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Decrease from December 31, 2008 is primarily related to amortization and the impact of foreign exchange.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $615 million for the second quarter of 2009, $694 million for the second quarter of 2008, $1.2 billion for the first six months of 2009 and $1.5 billion for the first six months of 2008.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
(millions of dollars)	2009	2008	2009	2008	2009	2008	2009	2008
For the Three Months Ended:
Service cost	$52	$59	$5	$6	$42	$65	$7	$11
Interest cost	116	115	12	9	77	101	31	37
Expected return on plan assets	(116)	(162)		—	(86)	(111)	(7)	(9)
Amortization of:
Actuarial losses	53	8	8	6	6	11	5	9
Prior service costs/(credits)	—	1	—	—	(1)	—	(1)	1
Curtailments and settlements – net	30	1	6	1	(1)	6	—	3
Special termination benefits	6	9	—	—	1	6	3	4
Net periodic benefit costs	$141	$31	$31	$22	$38	$78	$38	$56
For the Six Months Ended:
Service cost	$111	$120	$10	$12	$87	$128	$15	$20
Interest cost	235	231	25	21	155	200	61	71
Expected return on plan assets	(234)	(325)	—	—	(172)	(222)	(13)	(18)
Amortization of:
Actuarial losses	110	16	16	15	12	22	9	15
Prior service costs/(credits)	1	2	(1)	(1)	(2)	—	(2)	1
Curtailments and settlements – net	54	4	13	113	1	4	5	6
Special termination benefits	19	16	—	—	2	13	15	8
Net periodic benefit costs	$296	$64	$63	$160	$83	$145	$90	$103

The increase in net periodic benefit costs in the first six months of 2009, compared to the first six months of 2008, for our U.S. qualified plans was primarily driven by the amortization of actual investment losses incurred in 2008, lower than expected returns on plan assets due to the smaller asset base and the impact of our settlement losses due to our ongoing cost-restructuring efforts.

The decrease in net periodic benefit costs in the first six months of 2009, compared to the first six months of 2008, for our U.S. supplemental (non-qualified) pension plans was largely driven by settlement charges required to be recognized in 2008 due to the lump sum benefit payments made to certain of our former executive officers and other former executives in 2008.

The decrease in net periodic benefit costs in the first six months of 2009, compared to the first six months of 2008, for our international pension plans was largely driven by strengthening of the U.S. dollar during the first six months of 2009 and differences in actuarial assumptions.

For the first six months of 2009, we contributed from our general assets $141 million to our international pension plans, $83 million to our postretirement plans and $67 million to our U.S. supplemental (non-qualified) pension plans. Contributions to our U.S. qualified pension plans in the first six months of 2009 were not significant.

During 2009, we expect to contribute from our general assets a total of $320 million to our international pension plans, $167 million to our postretirement plans, $110 million to our U.S. supplemental (non-qualified) pension plans, and $2 million to our U.S. qualified pension plans. Contributions expected to be made for 2009 are inclusive of amounts contributed during the first six months of 2009. The international pension plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) attributable to Pfizer Inc. common shareholders were computed using the following data:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
EPS Numerator - Basic:
Income from continuing operations attributable to Pfizer Inc.	$2,258	$2,759	$4,986	$5,547
Less: Preferred stock dividends - net of tax	1	2	1	2
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,257	2,757	4,985	5,545
Discontinued operations - net of tax	3	17	4	13
Net income attributable to Pfizer Inc. common shareholders	$2,260	$2,774	$4,989	$5,558

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,728	6,732	6,726	6,736

EPS Numerator - Diluted:
Income from continuing operations attributable to Pfizer Inc.	$2,258	$2,759	$4,986	$5,547
Less: ESOP contribution - net of tax	—	—	—	—
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,258	2,759	4,986	5,547
Discontinued operations - net of tax	3	17	4	13
Net income attributable to Pfizer Inc. common shareholders	$2,261	$2,776	$4,990	$5,560

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,728	6,732	6,726	6,736
Common share equivalents: stock options, restricted stock units, stock issuable under other employee compensation plans and convertible preferred stock	24	16	26	18
Weighted-average number of common shares outstanding and common share equivalents	6,752	6,748	6,752	6,754

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans (a)	422	542	422	542

(a)
These common stock equivalents were outstanding during the three months and six months ended June 28, 2009 and June 29, 2008, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

In the computation of diluted EPS, Income from continuing operations attributable to Pfizer Inc. is reduced by the incremental contribution to the Employee Stock Ownership Plans (ESOPs), which were acquired as part of our Pharmacia acquisition. This contribution is the after-tax difference between the income that the ESOPs would have received in preferred stock dividends and the dividend on the common shares assumed to have been outstanding.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs, and costs related to our cost-reduction initiatives, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

Revenues and profit/(loss) by segment for the three months and six months ended June 28, 2009 and June 29, 2008 follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008

Revenues
Pharmaceutical	$10,063		$11,053		$20,165		$21,957
Animal Health	648		715		1,185		1,334
Corporate/Other(a)	273		361		501		686
Total revenues	$10,984		$12,129		$21,851		$23,977

Segment profit/(loss) (b)
Pharmaceutical	$4,960		$5,068		$10,367		$10,662
Animal Health	164		175		296		320
Corporate/Other(a)	(2,075	)(c)	(2,453	)(e)	(3,811	)(d)	(4,635	)(f)
Total segment profit/(loss)	$3,049		$2,790		$6,852		$6,347

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
(c)
For the three months ended June 28, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $581 million, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $330 million; (iii) acquisition-related costs of $285 million, primarily related to our pending acquisition of Wyeth; and (iv) all share-based compensation expense.

(d)
For the six months ended June 28, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.1 billion, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) acquisition-related costs of $682 million, primarily related to our pending acquisition of Wyeth; (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $661 million; and (iv) all share-based compensation expense.

(e)
For the three months ended June 29, 2008, Corporate/Other includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives of $967 million; (ii) significant impacts of purchase accounting for acquisitions of $788 million, including acquired in-process research and development, intangible asset amortization and other charges; (iii) all share-based compensation expense; and (iv) acquisition-related costs of $7 million.

(f)
For the six months ended June 29, 2008, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.9 billion, including acquired in-process research and development, intangible asset amortization and other charges; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $1.5 billion; (iii) all share-based compensation expense; and (iv) acquisition-related costs of $8 million.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues for each group of similar products follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	% Change		June 28, 2009	June 29, 2008	% Change
Pharmaceutical:
Cardiovascular and metabolic diseases	$3,902	$4,467	(13	) %	$7,781	$8,961	(13	) %
Central nervous system disorders	1,388	1,484	(6)		2,810	2,870	(2)
Arthritis and pain	623	756	(18)		1,262	1,511	(16)
Infectious and respiratory diseases	841	1,000	(16)		1,709	1,931	(11)
Urology	714	765	(7)		1,481	1,549	(4)
Oncology	558	650	(14)		1,082	1,287	(16)
Ophthalmology	404	444	(9)		817	857	(5)
Endocrine disorders	263	305	(14)		512	563	(9)
All other	772	619	25		1,531	1,377	11
Alliance revenues	598	563	6		1,180	1,051	12
Total Pharmaceutical	10,063	11,053	(9)		20,165	21,957	(8)
Animal Health	648	715	(9)		1,185	1,334	(11)
Other	273	361	(24)		501	686	(27)
Total revenues	$10,984	$12,129	(9)		$21,851	$23,977	(9)

Revenues by geographic area follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	% Change		June 28, 2009	June 29, 2008	% Change
United States(a)	$4,524	$4,756	(5	) %	$9,493	$10,260	(7	) %
Europe(b)	3,300	3,925	(16)		6,305	7,358	(14)
Japan/Asia(c)	1,836	1,929	(5)		3,574	3,503	2
Canada/Latin America/AFME(d)	1,324	1,519	(13)		2,479	2,856	(13)
Total revenues	$10,984	$12,129	(9)		$21,851	$23,977	(9)

(a)	Includes operations in Puerto Rico.
(b)	Includes France, Italy, Spain, Germany, the U.K., Ireland, Northern Europe and Central-South Europe.
(c)	Includes Japan, Australia, Korea, China, Taiwan, Thailand, Singapore and India.
(d)	Includes Canada, South America, Central America, Mexico, Africa and the Middle East.

Note 14. Pending Acquisition of Wyeth

On January 26, 2009, we announced that we signed a definitive Agreement and Plan of Merger dated as of January 25, 2009 (the “Merger Agreement”) to acquire Wyeth in a cash-and-stock-transaction valued on that date at approximately $68 billion. Under terms of the Merger Agreement, which has been approved by the Board of Directors of each of the companies, each outstanding share of Wyeth common stock will be converted into the right to receive $33.00 in cash, without interest, and 0.985 of a share of Pfizer common stock in a taxable transaction, subject to the terms of the Merger Agreement. Each outstanding Wyeth stock option and each outstanding share of Wyeth restricted stock, deferred stock unit award and restricted stock unit award will be exchanged for cash, in accordance with the terms of the Merger Agreement. In July 2009, pursuant to a request from us made in accordance with the terms and conditions of the Merger Agreement, all of Wyeth’s outstanding $2 convertible preferred stock that was not previously converted to Wyeth common stock at the option of the holders of such stock was redeemed by Wyeth, and as a result, we will not issue any preferred stock in connection with the merger. The merger was approved by Wyeth’s shareholders in July 2009. Also in July 2009, the European Commission approved the transaction, a decision that included our commitment to divest certain animal-health assets in the European Union. The merger remains subject to other governmental and regulatory approvals and other usual and customary closing conditions. We expect the merger will be completed at the end of the third quarter or during the fourth quarter of 2009.

We issued $13.5 billion of senior unsecured notes on March 24, 2009 and approximately $10.5 billion of senior unsecured notes on June 3, 2009, of which virtually all of the proceeds will be used to partially finance our pending acquisition of Wyeth.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of June 28, 2009, the related condensed consolidated statements of income for the three-month and six-month periods ended June 28, 2009, and June 29, 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended June 28, 2009, and June 29, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 6, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance and Operating Environment. This section, beginning on page 26, provides information about the following: our business; our performance during the second quarter and first six months of 2009; our operating environment; our strategic initiatives; and our cost-reduction initiatives.

•
Revenues. This section, beginning on page 31, provides an analysis of our products and revenues for the three-and six-month periods ended June 28, 2009 and June 29, 2008, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 40, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, beginning on page 42, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 43, provides a discussion of an alternative view of performance used by management.

•
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 47, provides an analysis of our balance sheets as of June 28, 2009 and December 31, 2008 and cash flows for the first six months of 2009 and 2008, as well as a discussion of our outstanding debt and commitments that existed as of June 28, 2009, and December 31, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

•	Outlook. This section, on page 51, provides a discussion of our expectations for full-year 2009.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 52, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations and business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statements of Income follow:

	Three Months Ended				Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	June 28, 2009	June 29, 2008	% Change		June, 28, 2009	June 29, 2008	% Change
Revenues	$10,984	$12,129	(9	) %	$21,851	$23,977	(9	) %

Cost of sales	1,756	2,289	(23)		3,164	4,275	(26)
% of revenues	16.0%	18.9%			14.5%	17.8%

Selling, informational and administrative expenses	3,350	3,863	(13)		6,226	7,355	(15)
% of revenues	30.5%	31.8%			28.5%	30.7%

Research and development expenses	1,695	1,966	(14)		3,400	3,757	(9)
% of revenues	15.4%	16.2%			15.6%	15.7%

Amortization of intangible assets	583	663	(12)		1,161	1,442	(19)
% of revenues	5.3%	5.5%			5.3%	6.0%

Acquisition-related in-process research and development charges	20	156	(87)		20	554	(96)
% of revenues	0.2%	1.3%			0.1%	2.3%

Restructuring charges and acquisition-related costs	459	569	(19)		1,013	747	36
% of revenues	4.2%	4.7%			4.6%	3.1%

Other (income)/deductions - net	72	(167)	*		15	(500)	*

Income from continuing operations before provision for taxes on income	3,049	2,790	9		6,852	6,347	8
% of revenues	27.8%	23.0%			31.4%	26.5%

Provision for taxes on income	786	25	*		1,860	788	136

Effective tax rate	25.8%	0.9%			27.1%	12.4%

Income from continuing operations	2,263	2,765	(18)		4,992	5,559	(10)
% of revenues	20.6%	22.8%			22.8%	23.2%

Discontinued operations - net of tax	3	17	(85)		4	13	(71)

Net income before allocation to noncontrolling interests	2,266	2,782	(19)		4,996	5,572	(10)
% of revenues	20.6%	22.9%			22.9%	23.2%

Less: Net income attributable to noncontrolling interests	5	6	(28)		6	12	(51)
Net income attributable to Pfizer Inc.	$2,261	$2,776	(19)		$4,990	$5,560	(10)

% of revenues	20.6%	22.9%			22.8%	23.2%

Earnings per common share - basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.41	(17)		$0.74	$0.82	(10)
Discontinued operations - net of tax	—	—	—		—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.34	$0.41	(17)		$0.74	$0.83	(11)

Earnings per common share - diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.34	$0.41	(17)		$0.74	$0.82	(10)
Discontinued operations - net of tax	—	—	—		—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.34	$0.41	(17)		$0.74	$0.82	(10)

Cash dividends paid per common share	$0.16	$0.32			$0.48	$0.64

*	Calculation not meaningful.
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

On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. While we have taken actions and incurred costs associated with the pending transaction that are reflected in our financial statements, the acquisition of Wyeth will not be reflected in our financial statements until consummation. (See also the “Our Strategic Initiatives – Strategy and Recent Transactions” and “Costs and Expenses – Acquisition-Related Costs” sections of this MD&A.)

Our 2009 Performance

Revenues decreased 9% for both the second quarter and for the first six months of 2009, compared to the same periods in 2008. The significant human pharmaceutical product, alliance revenue and Animal Health impacts on revenues for the second quarter and first six months of 2009, compared to the same periods in 2008, are as follows:

	Three Months Ended			Six Months Ended
(millions of dollars)	June 28, 2009 vs. June 29, 2008 Increase/ (decrease)	% Change		June 28, 2009 vs. June 29, 2008 Increase/ (decrease)	% Change
Lipitor(a)	$(291)	(10	) %	$(707)	(12	) %
Norvasc(b)	(109)	(17)		(141)	(12)
Camptosar(b)	(52)	(38)		(135)	(41)
Zyrtec/Zyrtec D(b)	(8)	(100)		(125)	(100)
Chantix/Champix(c)	(15)	(7)		(115)	(24)
Celebrex	(41)	(7)		(88)	(7)
Viagra	(40)	(9)		(46)	(5)
Xalatan/Xalacom	(41)	(9)		(39)	(5)
Revatio	21	30		62	42
Lyrica	15	2		116	10
Alliance revenues	35	6		129	12
Animal Health	(67)	(9)		(149)	(11)

(a)	Lipitor was unfavorably impacted primarily by foreign exchange, as well as competitive pressures and other factors.
(b)
Zyrtec/Zyrtec D lost U.S. exclusivity in late January 2008, at which time we ceased selling this product. Camptosar lost U.S. exclusivity in February 2008. Norvasc lost exclusivity in Japan in July 2008.

(c)
Chantix/Champix has been negatively impacted by the changes to its label in 2008. Additional label changes were made in July 2009 (see “Revenues – Pharmaceutical – Selected Product Descriptions” section of this MD&A).

Foreign exchange unfavorably impacted revenues by approximately $1.1 billion, or 9%, in the second quarter of 2009 and approximately $1.7 billion, or 7%, during the first six months of 2009, compared to the same periods in 2008.

In the U.S., revenues decreased 5% in the second quarter of 2009 and 7% in the first six months of 2009, compared to the same periods in 2008, while international revenues decreased 12% in the second quarter of 2009 and 10% in the first six months of 2009, compared to the same periods in 2008.

The impact of rebates in the second quarter of 2009 decreased revenues by approximately $920 million, compared to approximately $759 million in the prior-year second quarter. The impact of rebates in the first six months of 2009 decreased revenues by approximately $1.9 billion, compared to approximately $1.7 billion for the first six months of 2008. The increase in rebates in each of the periods was due primarily to the impact of our contracting strategies with both government and non-government entities in the U.S.

(See further discussion in the “Revenues – Pharmaceutical Business Revenues” section of this MD&A.)

Income from continuing operations for the second quarter of 2009 was $2.3 billion, compared to $2.8 billion in the second quarter of 2008, and $5.0 billion in the first six months of 2009, compared to $5.6 billion in the first six months of 2008.

The decreases were primarily due to:

•	the unfavorable impact of foreign exchange;

•	the increase in the effective tax rate attributable mainly to increased tax costs associated with certain business decisions executed to finance the pending acquisition of Wyeth;

•	the decrease in Other (income)/deductions – net attributable mainly to lower interest income and to higher interest expense; and

•	costs incurred in connection with the pending Wyeth acquisition;

partially offset by:

•	savings related to our cost-reduction initiatives;

•	lower costs associated with implementing our-cost reduction initiatives; and

•
lower acquisition-related in-process research and development charges of $20 million in the second quarter and first six months of 2009 compared to $156 million in the second quarter of 2008 and $554 million in the first six months of 2008.

We have made significant progress with our cost-reduction initiatives, launched in early 2005, which are broad-based, company-wide efforts to improve performance and efficiency (see further discussion in the “Our Cost-Reduction Initiatives” section of this MD&A).

During the first six months of 2009 and 2008, we expensed Acquisition-related in-process research and development charges (IPR&D) of $20 million related to a 2008 acquisition (see further discussion in the “Our Strategic Initiatives – Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A). As a result of adopting Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations, as amended, beginning January 1, 2009, IPR&D related to future acquisitions will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. No acquisitions were consummated in the first half of 2009.

Our Operating Environment

General Economic Conditions
While the global recession has affected our business, the impact so far has been consistent with the expectations reflected in our financial guidance for 2009 (see the “Outlook” section of this MD&A). The impact on our human pharmaceutical business has been largely in the U.S. market, affecting products such as Lipitor, Lyrica, Celebrex, Xalatan and Geodon. Health insurers and benefit plans continue to impose formulary restrictions in favor of generics. We believe that patients, experiencing the effects of the weak economy and facing increases in co-pays, are sometimes switching to generics, delaying treatments or skipping doses to reduce their costs. And the recession has increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs. Our Animal Health business also has been impacted by the recession, which has adversely affected global spending on veterinary care.

Despite the challenging financial markets, Pfizer maintains a strong financial position. We have a strong balance sheet and excellent liquidity that provides us with financial flexibility. Our long-term debt is rated high quality and investment grade by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have and will continue to take a conservative approach to our investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, investment-grade available-for-sale debt securities. As a result, we continue to believe that we have the ability to meet our financing needs for the foreseeable future (see further discussion in the “Financial Condition, Liquidity and Capital Resources” section of this MD&A).

Industry-Specific Challenges
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

Generic competition and patent expirations significantly impact our business. We lost exclusivity for Camptosar in the U.S. in February 2008 and for Norvasc in the U.S. in March 2007 and in Japan in July 2008 and, as expected, significant revenue declines followed. Zyrtec/Zyrtec D lost its U.S. exclusivity in late January 2008, at which time we ceased selling this product. Lipitor began to face competition in the U.S. in 2006 from generic pravastatin (Pravachol) and generic simvastatin (Zocor), in addition to other competitive pressures. The volume of patients who start on or switch to generic simvastatin continues to negatively impact Lipitor prescribing trends, particularly in the managed-care environment.

We will continue to aggressively defend our patent rights against increasing incidents of infringement whenever appropriate. For more detailed information about our significant products, see discussion in the “Revenues – Pharmaceutical – Selected Product Descriptions” section of this MD&A. Also, see Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to patent litigation.

U.S. Policy Issues
Healthcare reform in the U.S., if enacted, could have a significant impact on our business. Although we cannot predict the outcome of pending and possible future U.S. healthcare reform initiatives, we remain committed and actively engaged in discussions to reform healthcare in a way that expands coverage for those currently uninsured, does not erode coverage for those currently insured, improves quality, rewards innovation and provides value for patients. During the second quarter of 2009, the Pharmaceutical Research and Manufacturers of America (PhRMA), of which we are a member, announced an $80 billion commitment over the next decade to support healthcare reform in the U.S. Among other things, that commitment includes reducing the cost of medicines for seniors and disabled Americans who are affected by the coverage gap in the Medicare prescription drug program. The PhRMA commitment is intended to be part of any federal healthcare reform legislation in the U.S.

Comprehensive tax reform in the U.S., if enacted, also could have a significant impact on our business. Although we cannot predict the outcome of pending and possible future U.S. tax reform proposals, we remain engaged in discussions with policymakers. Specifically, if legislation were enacted that ends the deferral of U.S. taxation of income earned overseas by U.S. companies, it may adversely impact our ability to compete against other companies in our industry, many of which are not based in the U.S.

These and other factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A.

Our Strategic Initiatives – Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our new-product pipeline and maximizing the value of our in-line products, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business-development strategy targets a number of growth opportunities, including biologics, vaccines, oncology, diabetes, Alzheimer’s disease, inflammation/immunology, pain, psychoses (schizophrenia) and other products and services that seek to provide valuable healthcare solutions. Some of our more significant business-development transactions during the first six months of 2009 and 2008 are described below:

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

•
In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company whose main asset is Thelin, which is used for the treatment of pulmonary arterial hypertension. The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its outstanding $130 million 2.5% convertible notes were triggered and, as a result, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company, whose main asset is SNX-5422, an oral Heat Shock Protein 90 (Hsp90) for the potential treatment of solid tumors and hematological malignancies and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer, inflammatory and neurodegenerative diseases. In connection with these acquisitions, through second-quarter 2008, we recorded $156 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

•
In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc. (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded approximately $398 million in Acquisition-related in-process research and development charges in the first quarter of 2008. In the second quarter of 2009, we resolved a contingency associated with CovX and recognized $20 million in Acquisition-related in-process research and development charges.

The following transactions were not completed as of the end of the second quarter of 2009, and our consolidated financial statements as of June 28, 2009 do not assume their completion. However, we have incurred costs related to the pending acquisition of Wyeth that are reflected in our financial statements.

•
On April 16, 2009, we announced that we entered into an agreement with GlaxoSmithKline plc (GSK) to create a new company focused solely on research, development and commercialization of HIV medicines. We and GSK will contribute certain product and pipeline assets to the new company. The new company will have a broad product portfolio of 11 marketed products, including innovative leading therapies such as GSK’s Combivir and Kivexa products and our Selzentry/Celsentri (maraviroc) product. The company will have a pipeline of six innovative and targeted medicines, including four compounds in Phase 2 development. The new company will contract R&D and manufacturing services directly from GSK and us and will also enter into a new research alliance agreement with GSK and us. Under this new alliance, the new company will invest in our and GSK’s programs for discovery research and development into HIV medicines. The new company will have exclusive rights of first negotiation in relation to any new HIV-related medicines developed by either GSK or us. We will initially hold a 15% equity interest in the new company, and GSK will hold an 85% equity interest. The equity interests will be adjusted in the event that specified sales and regulatory milestones are achieved. Our equity interest in the new company could vary from 9% to 30.5%, and GSK’s equity interest in the new company could vary from 69.5% to 91%, depending upon the milestones achieved with respect to the original pipeline assets contributed by us and by GSK to the new company. Each company may also be entitled to preferential dividend payments to the extent that specific sales thresholds are met in respect of the marketed products and pipeline assets originally contributed. We will account for our share of the new company as an equity method investment. The closing of the transaction and commencement of the new company’s business are conditional upon certain matters, including receiving certain regulatory and tax clearances, and no material adverse change occurring in respect of either GSK’s or our HIV business prior to closing. We and GSK will conduct consultations with works councils in accordance with applicable employment legislation. The transaction is expected to close in the fourth quarter of 2009.

•
On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. The Boards of Directors of both Pfizer and Wyeth have approved the transaction. Under the terms of the merger agreement, each outstanding share of Wyeth common stock will be converted into the right to receive $33 in cash and 0.985 of a share of Pfizer common stock, subject to adjustment as set forth in the merger agreement. Each outstanding Wyeth stock option, and each outstanding share of Wyeth restricted stock, deferred stock unit award and restricted stock unit award, will be exchanged for cash in accordance with the terms of the merger agreement. In addition, the merger agreement provides that each share of Wyeth $2 convertible preferred stock will be exchanged for a newly created class of Pfizer preferred stock having substantially the same rights as the Wyeth $2 convertible preferred stock. However, in July 2009, pursuant to a request from us made in accordance with the terms and conditions of the merger agreement, all of Wyeth’s outstanding $2 convertible preferred stock that was not previously converted to Wyeth common stock at the option of the holders of such stock was redeemed by Wyeth. As a result, we will not issue any preferred stock in connection with the merger.

We expect the Wyeth transaction will close at the end of the third quarter or during the fourth quarter of 2009. We issued $13.5 billion of senior unsecured notes on March 24, 2009 and approximately $10.5 billion of senior unsecured notes on June 3, 2009, of which virtually all of the proceeds will be used to partially finance our pending acquisition of Wyeth (see Notes to Condensed Consolidated Financial Statements Note 8D. Financial Instruments: Long-Term Debt). As a result of these issuances, we terminated the bridge term loan credit agreement in June 2009 that we and certain financial institutions had entered into in March 2009 in connection with the transaction. In July 2009, Wyeth’s shareholders approved the acquisition. Also in July 2009, the European Commission approved the transaction, a decision that included our commitment to divest certain animal-health assets in the European Union. The merger remains subject to other governmental and regulatory approvals and other usual and customary closing conditions. We believe that the combination of Pfizer and Wyeth will create the world’s premier biopharmaceutical company and will meaningfully deliver on Pfizer’s strategic priorities in a single transaction. The combined entity will be one of the most diversified in the industry and will enable us to offer patients a uniquely broad and diversified portfolio of biopharmaceutical innovation through patient-centric units.

We expect to achieve annual cost savings of approximately $4 billion by the end of 2012 related solely to this transaction. We expect we will incur acquisition-related restructuring charges and integration costs associated with the expected cost savings, which we estimate could be in the range of approximately $6 billion to $8 billion, and which will be expensed as incurred.

Unless we have Wyeth’s specific consent, we cannot make acquisitions prior to the completion of the merger, except for acquisitions for which cash consideration does not exceed $750 million in the aggregate.

Our Cost-Reduction Initiatives

During 2008, we completed the cost-reduction initiatives that were launched in early 2005, broadened in October 2006 and expanded in January 2007. These initiatives were designed to increase efficiency and streamline decision-making across the company and change the way we run our businesses to meet the challenges of a changing business environment, as well as take advantage of the diverse opportunities in the marketplace.

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

As part of this new cost-reduction initiative, we intend to reduce our total worldwide workforce by approximately 10% from the year-end 2008 level. Reductions span sales, manufacturing, research and development, and administrative organizations. In the second quarter of 2009, we reduced our workforce by approximately 3,750 employees and, in the first six months of 2009, we reduced our workforce by approximately 5,400 employees. These declines were net of new employees hired in expanding areas of our business. We also intend to reduce our facilities square footage by approximately 15%. We expect to incur costs related to this new cost-reduction initiative of approximately $6 billion, pre-tax, of which $1.5 billion was recorded in 2008. During the second quarter of 2009, we incurred costs related to this new cost-reduction initiative of $330 million and, in the first six months of 2009, we incurred costs related to this new cost-reduction initiative of $661 million. For additional details on amounts incurred related to our cost-reduction initiatives, see the “Costs and Expenses – Cost-Reduction Initiatives” section of this MD&A.

Projects in various stages of implementation include:

Pfizer Global Research and Development (PGRD)
•
Creating a More Agile and Productive Organization—In January 2009, we announced that we plan to reduce our global research staff. We expect these reductions, which are part of the planned 10% total workforce reduction discussed above, will be completed during 2009.

After a review of all our therapeutic areas, in 2008, we announced our decision to exit certain disease areas and give higher priority to the following disease areas: Alzheimer's disease, diabetes, inflammation/immunology, oncology, pain and psychoses (schizophrenia). We also will continue to work in many other disease areas, such as asthma, chronic obstructive pulmonary disorder, genitourinary, infectious diseases, ophthalmology, smoking cessation, thrombosis and transplant, among others. With a smaller, more focused research portfolio, we are able to devote our resources to the most valuable opportunities. These decisions did not affect our portfolio of marketed products, the development of compounds then in Phase 3 or any launches planned through 2011.

We continue to focus on reduced cycle time and improved compound survival in the drug discovery and development process. Over the next two years, our goal is to realize a 25% to 33% reduction in cycle time in the period from Final Approved Protocol to Last Subject-First Visit, as new processes and procedures are adopted for newly initiated Phase 2, 3 and 4 clinical trials. In the past couple of years, a number of steps have been taken to improve compound survival, such as rigorous analyses of the successful and unsuccessful projects in the entire portfolio, to ensure that results are captured and applied to ongoing programs and to portfolio decisions.

Pfizer Global Manufacturing (PGM)
•
Supply Network Transformation - We are transforming our global manufacturing network into a global strategic supply network, consisting of our internal network of plants together with strategic external manufacturers, and including purchasing, packaging and distribution. As of the end of the second quarter of 2009, we have reduced our internal network of plants from 93 in 2003 to 45, which includes the acquisition of seven plants and the sites sold in 2006 as part of our Consumer Healthcare business. We plan to reduce our internal network of plants around the world to 41. We expect that the cumulative impact will be a more focused, streamlined and competitive manufacturing operation, with less than 50% of our former internal plants and more than 53% fewer manufacturing employees, compared to 2003. As part of the transformation to a global strategic supply network, we currently expect to increase outsourced manufacturing from approximately 24% of our products, on a cost basis, to approximately 30% over the next two years.

Worldwide Pharmaceutical Operations (WPO)
•
Reorganization of our Field Force - As part of Pfizer’s overall restructuring into smaller, more focused business units, we have changed our global field force operations to enable us to adapt to changing market dynamics and respond to local customer needs more quickly and with more flexibility. This process, which began in 2007, is generating savings from de-layering, eliminating duplicative work, and utilizing our sales representatives more efficiently through targeted deployment, offset modestly by increased investment in certain emerging markets. Between 2004 and the end of the second quarter of 2009, we reduced our global field force by approximately 20%, with approximately 18% of the total reductions occurring since the beginning of 2007.

REVENUES

Worldwide revenues by segment and geographic area for the second quarter and first six months of 2009 and 2008 follow:

									% Change in Revenues
									World-		Inter-
	Worldwide		U.S.		International				wide	U.S.	national
	June 28,	June 29,	June 28,	June 29,	June 28,		June 29,
(millions of dollars)	2009	2008	2009	2008	2009		2008		09/08	09/08	09/08
Three Months Ended:
Pharmaceutical	$10,063	$11,053	$4,190	$4,372	$5,873		$6,681		(9)	(4)	(12)
Animal Health	648	715	261	269	387		446		(9)	(3)	(13)
Other	273	361	73	115	200		246		(24)	(37)	(19)
Total Revenues	$10,984	$12,129	$4,524	$4,756	$6,460	(a)	$7,373	(a)	(9)	(5)	(12)
Six Months Ended:
Pharmaceutical	$20,165	$21,957	$8,899	$9,506	$11,266		$12,451		(8)	(6)	(10)
Animal Health	1,185	1,334	455	509	730		825		(11)	(11)	(12)
Other	501	686	139	245	362		441		(27)	(43)	(18)
Total Revenues	$21,851	$23,977	$9,493	$10,260	$12,358	(b)	$13,717	(b)	(9)	(7)	(10)

(a)	Includes revenues from Japan of $1.0 billion (9.1% of total revenues) for the second quarter of 2009, and $1.0 billion (8.5% of total revenues) for the second quarter of 2008.
(b)	Includes revenues from Japan of $2.0 billion (9.1% of total revenues) for the first six months of 2009, and $1.8 billion (7.5% of total revenues) for the first six months of 2008.

Worldwide revenues by segment, and by business unit within the Pharmaceutical segment, for the second quarter and first six months of 2009 and 2008 follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	% Change		June 28, 2009	June 29, 2008	% Change
Pharmaceutical:
Primary care	$5,135	$5,487	(6	) %	$10,457	$11,275	(7	) %
Specialty care	1,416	1,485	(5)		2,879	2,847	1
Oncology	352	384	(8)		702	805	(13)
Established products	1,634	2,038	(20)		3,249	3,879	(16)
Emerging markets	1,526	1,659	(8)		2,878	3,151	(9)
Total Pharmaceutical	10,063	11,053	(9)		20,165	21,957	(8)
Animal Health	648	715	(9)		1,185	1,334	(11)
Other	273	361	(24)		501	686	(27)
Total revenues	$10,984	$12,129	(9)		$21,851	$23,977	(9)

Pharmaceutical Business Revenues

Worldwide Pharmaceutical revenues decreased 9% for the second quarter of 2009 and 8% for the first six months of 2009, primarily due to:

•
the strengthening of the U.S. dollar relative to other currencies, primarily the euro, U.K. pound, Canadian dollar and Australian dollar, which unfavorably impacted Pharmaceutical revenues by $964 million, or 9%, in the second quarter of 2009 and $1.5 billion, or 7%, in the first six months of 2009;

•
an operational decrease in worldwide revenues for Lipitor of $27 million in the second quarter of 2009 and $257 million in the first six months of 2009, primarily resulting from competitive pressures from generics, among other factors;

•
an aggregate decrease in revenues for Zyrtec/Zyrtec D, Camptosar and Norvasc of $169 million in the second quarter of 2009 and $401 million in the first six months of 2009, due to the loss of U.S. exclusivity and cessation of selling of Zyrtec/Zyrtec D in January 2008, the loss of U.S. exclusivity of Camptosar in February 2008 and the loss of Norvasc exclusivity in Japan in July 2008; and

•
a decrease in worldwide revenues for Chantix/Champix of $15 million in the second quarter of 2009 and $115 million in the first six months of 2009, primarily resulting from changes to the Chantix label during 2008, among other factors;

partially offset by:

•	solid operational performance from certain products, including Lyrica and Revatio, and higher alliance revenue.

Geographically,

•
in the U.S., Pharmaceutical revenues decreased 4% in the second quarter of 2009 and 6% in the first six months of 2009, compared to the same periods of 2008, primarily due to lower sales of Lipitor, Celebrex and Caduet as a result of continued generic pressures, the effect of the loss of exclusivity of Norvasc, Zyrtec/Zyrtec D and Camptosar and increased rebates as a result of the impact of certain contract changes and increased pricing pressures. These decreases were partially offset by the solid performance from certain products, including Revatio, Viagra and Geodon, during the current quarter; and

•
in our international markets, Pharmaceutical revenues decreased 12% in the second quarter of 2009 and 10% in the first six months of 2009, compared to the same periods of 2008, primarily due to the unfavorable impact of foreign exchange on international revenues of $964 million, or 14%, in the second quarter of 2009 and $1.5 billion, or 12%, in the first six months of 2009, and lower sales of Norvasc, Champix and Camptosar, partially offset by operational growth, with higher revenues from certain products, including Lyrica and Sutent.

During the second quarter of 2009, international Pharmaceutical revenues represented 58.4% of total Pharmaceutical revenues, compared to 60.4% in the second quarter of 2008. During the first six months of 2009, international Pharmaceutical revenues represented 55.9% of total Pharmaceutical revenues, compared to 56.7% in the first six months of 2008.

Effective January 3, 2009, August 1, 2008, May 2, 2008 and January 1, 2008, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, that are generally estimated and recorded in the same period that the revenues are recognized. These deductions primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations with respect to our pharmaceutical products. As these deductions represent estimates of the related obligations, judgment and knowledge of market conditions and practice are required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of Pharmaceutical net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates under Medicaid and related state programs reduced revenues by $158 million in the second quarter of 2009, compared to $65 million in the second quarter of 2008, and by $308 million in the first six months of 2009, compared to $243 million in the first six months of 2008. The increases in rebates under Medicaid and related state programs were due primarily to increased rates for Lyrica and a favorable adjustment recorded during the second quarter of 2008 to adjust for the estimated impact of the Deficit Reduction Act.

Rebates under Medicare reduced revenues by $214 million in the second quarter of 2009, compared to $201 million in the second quarter of 2008, and by $444 million in the first six months of 2009, compared to $422 million in the first six months of 2008, due primarily to increased rebates for Celebrex.

Performance-based contract and other rebates reduced revenues by $549 million in the second quarter of 2009, compared to $493 million in the second quarter of 2008, and by $1.2 billion in the first six months of 2009, compared to $1.0 billion in the first six months of 2008. The increases in performance-based contract and other rebates were due primarily to the impact of certain contract changes which resulted in increased rates related to Lipitor. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given period are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $523 million in the second quarter of 2009, compared to $438 million in the second quarter of 2008, and by $1.0 billion in the first six months of 2009, compared to $945 million in the first six months of 2008. The increases in chargebacks were due primarily to increased sales that are subject to chargebacks.

Our accruals for Medicaid and related state programs rebates, Medicare rebates, performance-based contract and other rebates and chargebacks totaled $1.8 billion as of June 28, 2009, an increase from $1.6 billion as of December 31, 2008, due primarily to the impact of certain contract changes and increased pricing pressures.

Pharmaceutical – Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follows:

(millions of dollars)		Three Months Ended			Six Months Ended
Product+	Primary Indications	June 28, 2009	% Change From 2008		June 28, 2009	% Change From 2008
Cardiovascular and
metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,685	(10	) %	$5,406	(12	) %
Norvasc	Hypertension	518	(17)		999	(12)
Chantix/Champix	An aid to smoking cessation	192	(7)		369	(24)
Caduet	Reduction of LDL cholesterol and hypertension	128	(12)		262	(11)
Cardura	Hypertension/Benign prostatic hyperplasia	114	(14)		221	(13)
Revatio	Pulmonary arterial hypertension	94	30		208	42
Central nervous
system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	629	2		1,312	10
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	231	-		461	(3)
Zoloft	Depression and certain anxiety disorders	125	(18)		240	(12)
Aricept(a)	Alzheimer’s disease	108	(11)		203	(10)
Neurontin	Epilepsy and post-herpetic neuralgia	82	(21)		160	(17)
Relpax	Migraine headaches	75	(7)		153	(2)
Xanax/Xanax XR	Anxiety/Panic disorders	74	(19)		149	(16)
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	548	(7)		1,112	(7)
Infectious and
respiratory diseases:
Zyvox	Bacterial infections	257	(12)		540	(2)
Vfend	Fungal infections	180	(4)		359	-
Zithromax/Zmax	Bacterial infections	100	(8)		214	(7)
Diflucan	Fungal infections	74	(24)		151	(19)
Urology:
Viagra	Erectile dysfunction	423	(9)		877	(5)
Detrol/Detrol LA	Overactive bladder	273	(6)		562	(7)
Oncology:
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	223	5		425	6
Aromasin	Breast cancer	114	(2)		224	1
Camptosar	Metastatic colorectal cancer	85	(38)		194	(41)
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	395	(9)		802	(5)
Endocrine disorders:
Genotropin	Replacement of human growth hormone	207	(13)		404	(9)
All other:
Zyrtec/Zyrtec D	Allergies	-	(100)		-	(100)
Alliance revenues:
Aricept, Exforge, Rebif and Spiriva	Alzheimer’s disease (Aricept), hypertension (Exforge), multiple sclerosis (Rebif) and chronic obstructive pulmonary disease (Spiriva)	598	6		1,180	12

+	Revenues are presented by therapeutic area.
Certain amounts and percentages may reflect rounding adjustments.
(a)	Represents direct sales under license agreement with Eisai Co., Ltd.

Pharmaceutical – Selected Product Descriptions:

•
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used prescription treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $2.7 billion or a decrease of 10% in the second quarter of 2009 and $5.4 billion or a decrease of 12% in the first six months of 2009, compared to the same periods in 2008. These results in part reflect the negative impact of foreign exchange, which decreased revenues by $264 million, or 9%, in the second quarter of 2009, and $450 million, or 7%, in the first six months of 2009, compared to the same periods in 2008. In the U.S., revenues were $1.3 billion or a decrease of 6% in the second quarter of 2009 and $2.8 billion or a decrease of 12% in the first six months of 2009, compared with the same periods in 2008. Internationally, Lipitor revenues were $1.4 billion or a decrease of 13% in the second quarter of 2009 and $2.6 billion or a decrease of 11% in the first six months of 2009, compared to the same periods in 2008. The unfavorable impact of foreign exchange more than offset operational growth of 4% in international markets in both the second quarter and first six months of 2009, compared to the same periods last year.

The decrease in Lipitor worldwide revenues in the second quarter and first six months of 2009 compared to the same periods in 2008 was driven by a combination of factors, including the following:

•	primarily, the unfavorable impact of foreign exchange; as well as

•	the impact of an intensely competitive lipid-lowering market with competition from multi-source generic simvastatin and branded products in the U.S.;

•	increased payer pressure in the U.S.; and

•
slower growth in the lipid-lowering market, due in part to a slower rate of growth in the Medicare Part D population and, reflecting the global recession, heightened overall patient cost-sensitivity in the U.S. and adoption of non-prescription treatment options;

partially offset by:

•	operational growth internationally.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent and product litigation relating to Lipitor.

•
Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc has also experienced patent expirations in most other major markets, including Japan in July 2008. Norvasc worldwide revenues in the second quarter of 2009 decreased by 17% and in the first six months of 2009 decreased by 12%, compared to the same periods in 2008.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Norvasc.

•
Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, has been launched in all major markets. Chantix/Champix has been prescribed to more than ten million patients globally since its launch. Chantix/ Champix worldwide revenues decreased 7% in the second quarter of 2009 and 24% in first six months of 2009, compared to the same periods in 2008. Year-to-date prescription trends and revenues for Chantix have declined compared to last year following the changes to the product’s label and other factors. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

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

In July 2009, we further updated the Chantix label to highlight reports of serious neuropsychiatric events in a boxed warning; updated the warning about reports of neuropsychiatric symptoms and suicidality; added warnings about reports of allergic reactions and serious skin reactions; and updated precautionary information about driving or operating machinery to include details about reports of accidental injury. The boxed warning about reports of serious neuropsychiatric events was also added to the labels of prescription smoking cessation aids produced by other pharmaceutical companies. These updates will help further enhance discussions between physicians and patients about the benefits and risks of Chantix.

•
Caduet, a single-pill therapy combining Norvasc and Lipitor, recorded decreases in worldwide revenues of 12% in the second quarter of 2009 and 11% in the first six months of 2009, compared to the same periods in 2008, primarily due to increased generic competition as well as an overall decline in U.S. hypertension market volume.

•
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) outside the U.S., recorded increases in worldwide revenues of 2% in the second quarter of 2009 and 10% in the first six months of 2009, compared to the same periods in 2008. In the U.S., revenue has been adversely affected by increased generic competition.

In July 2008, an FDA advisory committee concurred with the FDA’s finding of a potential increased signal regarding suicidal thoughts and behavior for the class of 11 epilepsy drugs reviewed, including Lyrica and Neurontin. In April 2009, we updated the labels for Lyrica, Neurontin and certain older epilepsy medications to include this new warning. We are confident in the efficacy and safety profile of all of our products for their approved indications.

•
Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. It is available in both an oral capsule and rapid-acting intramuscular formulation. Geodon worldwide revenues were flat in the second quarter of 2009 and decreased 3% in the first six months of 2009, compared to the same periods in 2008, due to increased generic competition, slow growth in the antipsychotic market in the U.S. as well as the unfavorable impact of foreign exchange. Geodon is supported by Pfizer’s recently launched psychiatric field force and Geodon’s efficacy and favorable tolerability and metabolic profiles.

•
Celebrex, a treatment for the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults, experienced a decrease in worldwide revenues of 7% in both the second quarter and first six months of 2009, compared to the same periods in 2008, due to increased generic competition. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

•
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). MRSA remains a serious and growing threat in hospitals and the community. Zyvox is an excellent first-line choice for the treatment of adults and children with complicated skin and skin structure infections and hospital-acquired pneumonia due to known or suspected MRSA. Zyvox is the only FDA-approved agent for MRSA that offers intravenous and oral formulations for these indications. Its unique mechanism of action makes cross-resistance unlikely. To date, more than three million patients have been treated worldwide. Zyvox worldwide revenues decreased 12% in the second quarter of 2009 and 2% in the first six months of 2009, compared to the same periods in 2008, mainly due to a decrease in the number of patients treated for pneumonia and to increased generic competition in the U.S. as well as competition from recently launched agents in certain high-volume international markets such as the U.K.

•
Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra worldwide revenues declined 9% in the second quarter of 2009 and 5% in the first six months of 2009, compared to the same periods in 2008. In the U.S., revenues increased 4% in the second quarter of 2009 and 11% in the first six months of 2009, compared to the same periods in 2008. Internationally, Viagra revenues decreased by 18% in both the second quarter of 2009 and in the first six months of 2009, compared to the same periods in 2008, due primarily to the unfavorable impact of foreign exchange.

•
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 6% in the second quarter of 2009 and 7% in the first six months of 2009, compared to the same periods in 2008, primarily due to increased competition from other branded medicines.

•
Sutent, for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma, and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate, was launched in the U.S. in January 2006. It has now been launched in all major markets, including Japan, where it was approved in April 2008 for the treatment of GIST, after failure of imatinib treatment due to resistance, and for renal cell carcinoma not indicated for curative resection and mRCC. Sutent worldwide revenues increased 5% in the second quarter of 2009 and 6% in the first six months of 2009, compared to the same periods in 2008. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC – including 2-year survival data, which represents the first time overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through access and health care coverage. As of June 28, 2009, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

•
Camptosar, indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin, lost exclusivity in the U.S. in February 2008 and major European countries in July 2009. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Camptosar worldwide revenues decreased 38% in the second quarter of 2009 and 41% in the first six months of 2009, compared to the same periods in 2008, primarily as a result of the loss of exclusivity.

•
Xalatan, a prostaglandin, is the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension. Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol), is available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 9% in the second quarter of 2009 and 5% in the first six months of 2009, compared to the same periods in 2008, due to the unfavorable impact of foreign exchange.

•
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues decreased 13% in the second quarter of 2009 and 9% in the first six months of 2009, compared to the same periods in 2008, primarily due to the unfavorable impact of foreign exchange.

•
Vfend, as the only branded agent available in intravenous and oral forms, continues to build on its position as the best-selling systemic, antifungal agent worldwide. Vfend’s overall global sales continue to be driven by its acceptance as an excellent broad spectrum agent for treating yeast and moulds. Vfend worldwide revenues decreased 4% in the second quarter of 2009 and were flat in the first six months of 2009, compared to the same periods in 2008, reflecting the unfavorable impact of foreign exchange.

•
Revatio, for the treatment of pulmonary arterial hypertension, recorded an increase in worldwide revenues of 30% in the second quarter of 2009 and 42% in the first six months of 2009, compared to the same periods in 2008, primarily due to the recent FDA approval of enhanced labeling and market trends toward earlier diagnosis and treatment.

Animal Health

Our Animal Health business is one of the largest in the world. Revenues from our Animal Health business follow:

	Three Months Ended				Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	% Change		June 28, 2009	June 29, 2008	% Change

Livestock products	$361	$430	(16	) %	$685	$815	(16	) %
Companion animal products	287	285	1		500	519	(4)
Total Animal Health	$648	$715	(9)		$1,185	$1,334	(11)

Animal Health revenues decreased 9% in the second quarter of 2009, and 11% in the first six months of 2009, compared to the same periods in 2008, due to the unfavorable impact of foreign exchange.

Animal Health year-to-date revenue performance was also negatively impacted by the following:

•	the global recession, which negatively affected global spending on veterinary care;

•	historically low milk prices, which have hurt the profitability of dairy farmers and negatively impacted our livestock business; and

•	a planned change in terms with U.S. distributors resulting in an anticipated, one-time reduction in U.S. distributor inventories in the first quarter of 2009.

Product Developments

We continue to invest in R&D to provide future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products, and we have taken important steps to prioritize our research and development portfolio to maximize value. After a review of all our therapeutic areas, in 2008, we announced our decision to exit certain disease areas and give higher priority to the following disease areas: Alzheimer’s disease, diabetes, inflammation/immunology, oncology, pain and psychoses (schizophrenia). We will also continue to work in many other disease areas, such as asthma, chronic obstructive pulmonary disorder, genitourinary, infectious diseases, ophthalmology, smoking cessation, thrombosis and transplant, among others. These decisions did not affect our portfolio of marketed products, the development of compounds then in Phase 3 or any launches planned through 2011. Notwithstanding our efforts, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

We remain on track to achieve the R&D goals that we announced in March 2008. We now expect to advance 15 new molecular entities and new indications to Phase 3 during the 2008-2009 period; our original target was 15-20 such advancements during that period. We continue to expect to have a total of 24 to 28 programs in Phase 3 by the end of 2009 and to make 15 to 20 regulatory submissions during the 2010-2012 period.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Lyrica	Adjunctive treatment for generalized anxiety disorder Generalized anxiety disorder – Monotherapy	July 2009 June 2009

Selzentry (maraviroc)	HIV in treatment-naïve patients	December 2008

Geodon	Maintenance treatment of bipolar mania	December 2008

Geodon	Treatment of bipolar disorders – Pediatric filing	October 2008

Fablyn (lasofoxifene)	Treatment of osteoporosis	December 2007

Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007

Zmax	Treatment of bacterial infections—sustained release—acute otitis media and sinusitis – Pediatric filing	November 2006

Vfend	Treatment of fungal infections – Pediatric filing	June 2005

Thelin	Treatment of pulmonary arterial hypertension	May 2005

In June 2009, we resubmitted a data package to the FDA for Lyrica for the treatment of generalized anxiety disorder (GAD) monotherapy in response to a “not-approvable” letter issued by the FDA in August 2004.

In April 2009, we and GSK announced that we entered into an agreement to create a new company focused solely on research, development and commercialization of HIV medicines. We will contribute Selzentry/Celsentri (maraviroc), among other assets, to that company (see further discussion in the “Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A).

In June 2009, an FDA advisory committee concluded that Geodon is effective for the treatment of bipolar disorders in children ages 10 to 17. Eight members of the committee also concluded that Geodon is acceptably safe for that indication, with one committee member disagreeing and nine additional committee members abstaining.

We received “not-approvable” letters from the FDA for Fablyn (lasofoxifene) for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We submitted a new NDA for the treatment of osteoporosis in post-menopausal women in December 2007, including the three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study in support of the new NDA. In September 2008, nine of the 13 members of an FDA advisory committee concluded that there is a population of women with post-menopausal osteoporosis for which the benefit of treatment with Fablyn is likely to outweigh the risks. We received a “complete response” letter from the FDA in January 2009. Subsequently, following a strategic review, we decided to explore strategic options for Fablyn, including out-licensing or sale.

In September 2008, Boehringer Ingelheim (BI), our alliance partner, received a “complete response” letter from the FDA for the Spiriva Respimat submission. The FDA is seeking additional data, and we are coordinating with BI, which is working with the FDA to provide the additional information. A full response will be submitted to the FDA upon the completion of ongoing studies.

In September 2007, we received an “approvable” letter from the FDA for Zmax that sets forth requirements to obtain approval for the pediatric acute otitis media (AOM) indication based on pharmacokinetic data. A supplemental filing for pediatric AOM and sinusitis remains under review.

In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing, which sets forth the additional requirements for approval. We have been systematically working through these requirements and addressing the FDA’s concerns, including initiation of an additional pharmacokinetics study in November 2008.

In June 2008, we completed the acquisition of Encysive Pharmaceuticals Inc. (Encysive), whose main asset is Thelin. In June 2007, Encysive received a third “approvable” letter from the FDA for Thelin for the treatment of pulmonary arterial hypertension (PAH). We began an additional Phase 3 clinical trial in patients with PAH during the fourth quarter of 2008 to address the concerns of the FDA regarding efficacy as reflected in that letter.

Regulatory Approvals and Filings in the EU and Japan:

Product	Description of Event	Date Approved	Date Submitted

Caduet	Approval in Japan for concomitant hypertension and hypercholesterolemia	July 2009	––

Celebrex	Approval in Japan for treatment of low back pain	June 2009	––

Fablyn (lasofoxifene)	Approval in the EU for the treatment of osteoporosis	February 2009	––

Zithromac	Approval in Japan for bacterial infections	January 2009	––

Celsentri (maraviroc)	Application submitted in the EU for HIV in treatment-naïve patients	––	January 2009

Geodon	Application submitted in the EU for pediatric bipolar disorders	––	October 2008

Lyrica	Application submitted in Japan for the treatment of pain associated with post-herpetic neuralgia	––	May 2008

Xalacom	Application submitted in Japan for the treatment of glaucoma	––	February 2008

In February 2009, Fablyn received approval in Europe for the treatment of osteoporosis. Subsequently, following a strategic review, we decided to explore strategic options for Fablyn, including out-licensing or sale.

In April, 2009, the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion, recommending that the European Commission not add an indication for the treatment of fibromyalgia to the marketing authorization for Lyrica. The CHMP was of the opinion that the benefits of Lyrica in the treatment of fibromyalgia did not outweigh its risks. On July 23, 2009, the CHMP confirmed the negative opinion for the treatment of fibromyalgia for Lyrica. As a result, this indication will not be added to the marketing authorization for Lyrica in the EU. Lyrica remains approved in Europe for the indications of neuropathic pain, adjunctive treatment of epilepsy and GAD.

Late-Stage Clinical Trials for Additional Uses and Dosage Forms for In-Line Products:

Product	Indication

Celebrex	Acute gouty arthritis

Eraxis/Vfend Combination	Aspergillosis fungal infections

Lyrica	Epilepsy monotherapy; post-operative pain; restless legs syndrome

Macugen	Diabetic macular edema

Revatio	Pediatric pulmonary arterial hypertension

Sutent	Breast cancer; non-small cell lung cancer; prostate cancer; liver cancer

Zmax/chloroquine	Malaria

In early 2009, we had four Phase 3 studies evaluating Sutent in advanced breast cancer. In March 2009, we discontinued a Phase 3 trial of single-agent Sutent versus Xeloda (capecitabine) for treatment of advanced breast cancer. In June 2009, we discontinued another Phase 3 trial that compared Sutent plus Taxol (paclitaxel) to Avastin (bevacizumab) plus Taxol as first-line treatment of advanced breast cancer. Both studies were discontinued due to futility. We continue to study Sutent in advanced breast cancer in two other Phase 3 trials, which have completed enrollment. In June 2009, we discontinued a Phase 3 trial of Sutent for first-line treatment of metastatic colorectal cancer due to futility.

New drug candidates in late-stage development include:

•	CP-690550, a JAK-3 kinase inhibitor for the treatment of rheumatoid arthritis;

•	axitinib, a multi-targeted kinase inhibitor for the treatment of renal cell carcinoma;

•	Dimebon, a novel mitochondrial protectant and enhancer being developed in partnership with Medivation, Inc. for the treatment of Alzheimer’s disease and Huntington’s disease;

•	figitumumab (CP-751871), an anti-insulin-like growth factor receptor 1 (IGF1R) human monoclonal antibody for the treatment of non-small cell lung cancer;

•	dalbavancin for treatment of skin and skin structure infections;

•	tanezumab, an anti-nerve growth factor monoclonal antibody for the treatment of pain; and

•
apixaban, for acute coronary syndrome, the prevention and treatment of venous thromboembolism and prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with Bristol-Myers Squibb Company (BMS).

The Phase 3 clinical trial of apixaban for the prevention of stroke in patients with atrial fibrillation, a potentially significant indication, is event driven. As such, it is not possible to predict with certainty when the results of this trial will be available.  BMS currently expects to have data from this trial in mid-2011 and to file for U.S. regulatory approval for this indication later in 2011 depending on the results of the trial.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategic Initiatives – Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

Cost of sales decreased 23% in the second quarter of 2009, compared to the same period in 2008, and 26% in the first six months of 2009, compared to the same period in 2008. Revenues decreased 9% in both the second quarter and first six months of 2009, compared to the same periods in 2008. Cost of sales as a percentage of revenues decreased 2.9 percentage points in the second quarter of 2009, compared to the same period in 2008, and 3.3 percentage points in the first six months of 2009, compared to the same period in 2008, reflecting:

•	savings related to our cost-reduction initiatives;

•	the favorable impact of foreign exchange on expenses; and

•
the impact of lower implementation costs associated with our cost-reduction initiatives of $45 million in the second quarter of 2009, compared to $210 million in the second quarter of 2008, and $121 million in the first six months of 2009, compared to $348 million in the first six months of 2008.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses decreased 13% in the second quarter of 2009, compared to the same period of 2008, and 15% in the first six months of 2009, compared to the same period of 2008, which reflects:

•	the favorable impact of foreign exchange on expenses;

•	savings related to our cost-reduction initiatives;

•
the impact of lower implementation costs associated with our cost-reduction initiatives of $85 million in the second quarter of 2009, compared to $100 million in the second quarter of 2008, and $131 million in the first six months of 2009, compared to $175 million in the first six months of 2008; and

•	certain insurance recoveries of $165 million in the first six months of 2009, related to legal-defense costs.

Research and Development Expenses

Research and development (R&D) expenses decreased 14% in the second quarter of 2009, compared to the same period in 2008, and 9% in the first six months of 2009, compared to the same period in 2008, which reflects:

•	savings related to our cost-reduction initiatives;

•	the favorable impact of foreign exchange on expenses; and

•
the impact of lower implementation costs associated with our cost-reduction initiatives of $32 million in the second quarter of 2009, compared to $94 million in the second quarter of 2008, and $73 million in the first six months of 2009, compared to $240 million in the first six months of 2008;

partially offset by:

•	a $150 million milestone payment to BMS recorded in the first six months of 2009 in connection with the collaboration on apixaban.

Acquisition-Related In-Process Research and Development Charges

As required through December 31, 2008, the estimated fair value of Acquisition-related in-process research and development charges (IPR&D) was expensed at acquisition date. IPR&D of $156 million was recorded in the second quarter of 2008, primarily related to our acquisitions of Encysive and Serenex. IPR&D of $398 million was recorded in the first quarter of 2008, primarily related to our acquisitions of CovX and Coley and two smaller acquisitions related to Animal Health. As a result of adopting SFAS No. 141R, Business Combinations, as amended, beginning January 1, 2009, IPR&D related to future acquisitions will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. No acquisitions were consummated in the first six months of 2009. In the second quarter of 2009, we resolved a contingency associated with CovX and recognized $20 million in Acquisition-related in-process research and development charges.

Cost-Reduction Initiatives

During 2008, we completed the cost-reduction initiatives which were launched in early 2005, broadened in October 2006 and expanded in January 2007. These initiatives were designed to increase efficiency and streamline decision-making across the company and change the way we run our businesses to meet the challenges of a changing business environment, as well as take advantage of the diverse opportunities in the marketplace.

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

The strengthening of the dollar relative to the euro, U.K. pound, Canadian dollar, Australian dollar and other currencies, while unfavorable on Revenues, has had a positive impact on our total expenses (Cost of sales, Selling, informational and administrative expenses, and Research and development expenses), including the reported impact of these cost-reduction efforts.

We incurred the following costs in connection with all of our cost-reduction initiatives, which began in 2005:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Implementation costs(a)	$156	$405	$330	$762
Restructuring charges(b)	174	562	331	739
Total costs related to our cost-reduction initiatives	$330	$967	$661	$1,501

(a)
For the second quarter of 2009, included in Cost of sales ($45 million), Selling, informational and administrative expenses ($85 million), Research and development expenses ($32 million), and Other (income)/deductions - net ($6 million income). For the second quarter of 2008, included in Cost of sales ($210 million), Selling, informational and administrative expenses ($100 million), Research and development expenses ($94 million) and Other (income)/deductions - net ($1 million).  For the first six months of 2009, included in Cost of sales ($121 million), Selling, informational and administrative expenses ($131 million), Research and development expenses ($73 million), and Other (income)/deductions - net ($5 million). For the first six months of 2008, included in Cost of sales ($348 million), Selling, informational and administrative expenses ($175 million), Research and development expenses ($240 million) and Other (income)/deductions - net ($1 million income).

(b)	Included in Restructuring charges and acquisition-related costs.

Acquisition-Related Costs

We incurred the following acquisition-related costs primarily in connection with our pending acquisition of Wyeth:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Transaction costs (a)	$184	$––	$553	$––
Pre-integration costs and other(b)	101	7	129	8
Total acquisition-related costs(c)	$285	$7	$682	$8

(a)
Transaction costs include banking, legal, accounting and other costs directly related to our pending acquisition of Wyeth. Substantially all of the costs incurred to date are fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009, to partially fund our pending acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes during the first six months of 2009. All bridge term loan commitment fees have been expensed, and we are no longer subject to the covenants under that agreement. (See Note 8D: Financial Instruments: Long-Term Debt).

(b)
Pre-integration costs and other in the 2009 periods primarily represent external, incremental costs of integration planning that are directly related to our pending acquisition of Wyeth and include costs associated with preparing for systems and other integration activities.

(c)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions - Net

Other (income)/deductions - net decreased $239 million in the second quarter of 2009 and $515 million in the first six months of 2009, compared to the same periods in 2008. In the second quarter of 2009 we recorded net interest expense of $66 million, compared to $99 million net interest income in the same period in 2008, and in the first six months of 2009, we recorded net interest income of $49 million, compared to $302 million net interest income in the same period in 2008. The lower net interest income for the second quarter and first six months ended June 28, 2009 is primarily due to net interest expense associated with the $13.5 billion of senior unsecured notes that we issued in March 2009 and the approximately $10.5 billion of senior unsecured notes that we issued in June 2009 primarily related to the pending acquisition of Wyeth. In addition, lower interest rates, partially offset by higher cash balances, contributed to the lower net interest income compared to the prior-year periods.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 25.8% for the second quarter of 2009, compared to 0.9% for the second quarter of 2008, and 27.1% for the first six months of 2009, compared to 12.4% for the first six months of 2008. The higher tax rates for the second quarter and first six months of 2009 are primarily due to the increased tax costs associated with certain business decisions executed to finance the pending Wyeth acquisition, partially offset by the change in geographic mix of expenses incurred to execute our cost-reduction initiatives, as well as the decrease in IPR&D charges, which generally are not deductible for tax purposes. The lower tax rates in the second quarter and first six months of 2008 reflect tax benefits of $305 million related to favorable tax settlements for multiple tax years and $426 million related to the sale of one of our biopharmaceutical companies, which were both recorded in the second quarter of 2008.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP Net income.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of our performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, Performance Share Awards grants made in 2006, 2007, 2008, 2009 and future years will be paid based on a non-discretionary formula that measures our performance using relative total shareholder return.

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

We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in a business combination result primarily from the need to eliminate duplicate assets, activities or employees –– a natural result of acquiring a fully integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in other, more normal business contexts.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our cost-reduction initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; net interest expense incurred through the consummation date of the pending acquisition of Wyeth on acquisition-related borrowings made prior to that date; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II: Other Information; Item 1. Legal Proceedings, included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

The reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended				Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	% Change		June 28, 2009	June 29, 2008	% Change

Reported net income attributable to Pfizer Inc.	$2,261	$2,776	(19	) %	$4,990	$5,560	(10	) %
Purchase accounting adjustments - net of tax	416	604	(31)		770	1,538	(50)
Acquisition-related costs - net of tax	185	5	*		437	6	*
Discontinued operations - net of tax	(3)	(17)	82		(4)	(13)	69
Certain significant items - net of tax	390	330	18		723	706	2
Adjusted income	$3,249	$3,698	(12)		$6,916	$7,797	(11)

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Six Months Ended
(millions of dollars)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Purchase accounting adjustments:
Intangible amortization and other(a)	$561	$632	$1,107	$1,390
In-process research and development charges(b)	20	156	20	554
Total purchase accounting adjustments, pre-tax	581	788	1,127	1,944
Income taxes	(165)	(184)	(357)	(406)
Total purchase accounting adjustments - net of tax	416	604	770	1,538
Acquisition-related costs:
Transaction costs(c)	184	—	553	—
Pre-integration costs and other(c)	101	7	129	8
Total acquisition-related costs, pre-tax	285	7	682	8
Income taxes	(100)	(2)	(245)	(2)
Total acquisition-related costs - net of tax	185	5	437	6
Discontinued operations:
Total discontinued operations - net of tax	(3)	(17)	(4)	(13)
Certain significant items:
Restructuring charges – cost-reduction initiatives(c)	174	562	331	739
Implementation costs – cost-reduction initiatives(d)	156	405	330	762
Certain legal matters(e)	(2)	—	130	—
Net interest expense – pending Wyeth acquisition(f)	206	—	229	—
Other	76	77	63	84
Total certain significant items, pre-tax	610	1,044	1,083	1,585
Income taxes	(220)	(714)	(360)	(879)
Total certain significant items - net of tax	390	330	723	706
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$988	$922	$1,926	$2,237

(a)	Included primarily in Amortization of intangible assets.
(b)
In the second quarter of 2009, we recorded $20 million of Acquisition-related in-process research and development charges (IPR&D) due to the resolution of a contingency associated with our 2008 acquisition of CovX. In the second quarter of 2008, we expensed $156 million of IPR&D, primarily related to our acquisitions of Serenex, Inc. and Encysive Pharmaceuticals, Inc. In the first quarter 2008 we expensed $398 million of IPR&D, primarily related to our acquisitions of CovX and Coley Pharmaceutical Group, Inc. and two smaller acquisitions related to Animal Health. As a result of adopting SFAS No.141R, Business Combinations, as amended, beginning January 1, 2009, IPR&D related to future acquisitions will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. No acquisitions were consummated in the first or second quarters of 2009.

(c)	Included in Restructuring charges and acquisition-related costs.
(d)
For the second quarter of 2009, included in Cost of sales ($45 million), Selling, informational and administrative expenses ($85 million), Research and development expenses ($32 million) and Other (income)/deductions - net ($6 million income). For the first six months of 2009, included in Cost of sales ($121 million), Selling informational and administrative expenses ($131 million), Research and development expenses ($73 million) and Other (income)/ deductions – net ($5 million). For the second quarter of 2008, included in Cost of sales ($210 million), Selling, informational and administrative expenses ($100 million), Research and development expenses ($94 million) and Other (income)/ deductions - net ($1 million). For the  first six months of 2008, included in Cost of Sales ($348 million), Selling Informational and administrative expenses ($175 million), Research and development expenses ($240 million) and Other (income)/deductions – net ($1 million income).

(e)	Included in Other (income)/deductions - net.
(f)
Included in Other (income)/deductions - net. Includes interest expense on the senior unsecured notes issued in connection with our pending acquisition of Wyeth less interest income earned on the proceeds of those notes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets, as shown below

(millions of dollars)	June 28, 2009	Dec. 31, 2008

Financial assets:
Cash and cash equivalents	$2,244	$2,122
Short-term investments	47,403	21,609
Short-term loans	935	824
Long-term investments and loans	12,576	11,478
Total select financial assets	63,158	36,033
Debt:
Short-term borrowings, including current portion of long-term debt	7,645	9,320
Long-term debt	31,864	7,963
Total debt	39,509	17,283
Net financial assets	$23,649	$18,750

We rely largely on operating cash flow, short-term investments, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. The overall increase in Net financial assets, as shown above, reflects cash flows from operating activities partially offset by dividend payments. The significant changes in the components of Net financial assets, as shown above, are as follows:

•
On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction valued on that date at $50.19 per share, or a total of $68 billion. We issued $13.5 billion of senior unsecured notes on March 24, 2009 and approximately $10.5 billion of senior unsecured notes on June 3, 2009, of which virtually all of the proceeds will be used to partially finance our pending acquisition of Wyeth. The note proceeds were generally invested in short-term available-for-sale investments. Our long-term debt increased in the first six months of 2009 primarily as a result of the issuances of these senior unsecured notes.

•
Our short-term and long-term investments consist primarily of high-quality, investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of financial assets increased in the first six months of 2009 as a result of the proceeds of the notes issued in anticipation of the acquisition of Wyeth.

Credit Ratings

Two major corporate debt-rating organizations, Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit enhanced long-term debt issued by us:

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

Following our issuances of senior unsecured notes in March and June 2009 to partially finance the pending acquisition of Wyeth, we terminated the bridge term loan credit agreement that we had entered into with certain financial institutions in March 2009 in connection with the Wyeth transaction. As the result of the termination of that agreement, we no longer are subject to the financial covenants that were included therein, including the requirement that we maintain specified minimum credit ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of June 28, 2009, we had access to $8.3 billion of lines of credit, of which $6.1 billion expire within one year. Of these lines of credit, $8.1 billion are unused, of which our lenders have committed to loan us $7.0 billion at our request. Unused lines of credit of $7.0 billion, of which $5.0 billion expire in 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic “shelf registration” process available to “well-known seasoned issuers” and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances. On March 24, 2009, in order to partially finance our pending acquisition of Wyeth, we issued $13.5 billion of senior unsecured notes under this registration statement.

On June 3, 2009, also in order to partially finance the pending Wyeth acquisition, we issued approximately $10.5 billion of senior unsecured notes in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The notes were offered overseas and may not be sold in the United States. As a result of the issuances of the senior unsecured notes during the first six months of 2009, the $22.5 billion bridge term loan credit agreement, which we entered into on March 12, 2009, to partially fund our pending acquisition of Wyeth, was terminated.

For additional information related to our long-term debt, see Notes to Condensed Consolidated Financial Statements - Note 8D. Financial Instruments: Long-Term Debt.

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

Goodwill and Other Intangible Assets

As of June 28, 2009, Goodwill totaled $21.8 billion (16% of our total assets) and Identifiable intangible assets, less accumulated amortization, totaled $16.6 billion (12% of our total assets). As of June 28, 2009, finite-lived intangible assets, net, include $12.7 billion related to developed technology rights and $511 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

At least annually, we review all of our intangible assets, including goodwill, for impairment. For goodwill, volatility in securities markets and changes in Pfizer’s market capitalization can impact these calculations. We had no significant impairments in the second quarter and first six months of 2009 or 2008. None of our goodwill is impaired as of June 28, 2009.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	June 28, 2009	Dec. 31, 2008

Cash and cash equivalents and short-term investments and loans	$50,582	$24,555

Working capital(a)	$45,441	$16,067

Ratio of current assets to current liabilities	2.74:1	1.59:1

Shareholders’ equity per common share(b)	$9.36	$8.56

(a)	Working capital includes Assets held for sale of $219 million as of June 28, 2009, and $148 million as of December 31, 2008.
(b)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

The increases in cash and cash equivalents and short-term investments and loans, working capital and the ratio of current assets to current liabilities, as of June 28, 2009, compared to December 31, 2008, were primarily due to the investment of the proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009, primarily in anticipation of our acquisition of Wyeth, as well as the timing of accruals, cash receipts and payments in the ordinary course of business. The increase in accounts receivable, less allowance for doubtful accounts, reflects an increase in alliance-related receivables, as a result of higher associated revenues, an increase in certain government receivables and an increase due to foreign currency impacts; no collectibility issues have been identified.

Net Cash Provided by Operating Activities

During the first six months of 2009, net cash provided by operating activities was $7.7 billion, compared to $8.3 billion in the same period of 2008. The slightly lower net cash provided by operating activities was primarily attributable to the timing of receipts and payments in the ordinary course of business.

The cash flows statement line item Other non-cash adjustments reflects approximately $400 million of asset write-downs in the first six months of 2008, mainly associated with Assets held for sale.

Net Cash Used in Investing Activities

During the first six months of 2009, net cash used in investing activities was $26.6 billion, compared to $8.9 billion in the same period in 2008. The increase in net cash used in investing activities was primarily attributable to net purchases of investments of $26.4 billion in the first six months of 2009, primarily reflecting the investment of proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and the proceeds from our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009, compared to $6.9 billion in the same period in 2008.

Net Cash Provided by/(Used in) Financing Activities

During the first six months of 2009, net cash provided by financing activities was $19.0 billion, compared to net cash used of $1.9 billion in the same period in 2008. The increase in net cash provided by financing activities was primarily attributable to:

•
net borrowings of $22.3 billion in the first six months of 2009, primarily reflecting the proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009, compared to $2.8 billion in the same period in 2008;

•	lower dividend payments in 2009; and

•	no open market purchases of common stock in 2009.

In June 2005, we announced a $5 billion share-purchase program. In June 2006, the Board of Directors increased the share purchase authorization from $5 billion to $18 billion. In January 2008, we announced a new $5 billion share-purchase program, to be funded by operating cash flows, that may be utilized from time to time. On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction. The merger agreement limits our stock purchases to a maximum of $500 million without Wyeth’s consent prior to the completion of the transaction.

CONTRACTUAL OBLIGATIONS

During the first six months of 2009, we issued approximately $24.0 billion in senior unsecured notes. Virtually all of the proceeds of the notes will be used to partially finance our pending acquisition of Wyeth. The table below presents our long-term debt obligations by fiscal year as of June 28, 2009. There were no other significant changes to our contractual obligations as reported in our Form 10-K for the year ended December 31, 2008.

(millions of dollars)	Total	Through 2010	2011 to 2012	2013 to 2014	After 2014

Long-term debt and associated interest (a)	$49,226	$2,123	$8,708	$5,697	$32,698

(a)
Our long-term debt obligations include both our expected principal and interest obligations. Our calculation of expected interest payments incorporates only current-period assumptions for interest rates, foreign currency translation rates and hedging strategies. (See Notes to Consolidated Financial Statements—Note 8D. Financial Instruments: Long-Term Debt). Long-term debt consists of senior, fixed-rate and floating-rate, unsecured notes, foreign currency denominated notes, and other borrowings and mortgages.

OFF-BALANCE SHEET ARRANGEMENTS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of June 28, 2009, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

DIVIDENDS ON COMMON STOCK

In January 2009, in connection with the pending acquisition of Wyeth, the Board of Directors determined that, effective with the dividend to be paid in the second quarter of 2009 and in accordance with the terms of the merger agreement, it would reduce our quarterly dividend per share of common stock to $0.16. In June 2009, the Board of Directors declared a third-quarter dividend of $0.16 per share. The merger agreement prohibits us from declaring a quarterly dividend on our common stock in excess of $0.16 per share without Wyeth’s consent prior to the completion of the transaction.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements - Note 2. Adoption of New Accounting Policies.

Recently Issued Accounting Standards, Not Adopted as of June 28, 2009

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. SFAS 166 amends the recognition and measurement guidance for the transfers of financial assets. The provisions of this Statement will be adopted January 1, 2010. We do not expect the adoption of the provisions of SFAS 166 to have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No, 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. SFAS 167 amends the guidelines for determining the existence of a variable interest entity and the related primary beneficiary. The provisions of this Statement will be adopted January 1, 2010. We do not expect the adoption of the provisions of SFAS 167 to have a significant impact on our consolidated financial statements.

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

On July 22, 2009, at current exchange rates, we narrowed our guidance for 2009 revenues to a range of $45.0 billion to $46.0 billion from $44.0 billion to $46.0 billion, and we increased our guidance for 2009 Adjusted diluted earnings per common share (EPS) to a range of $1.90 to $2.00 from $1.85 to $1.95. We also increased our guidance for 2009 reported diluted EPS attributable to Pfizer Inc. common shareholders to a range of $1.30 to $1.45 from $1.20 to $1.35, primarily due to lower than anticipated costs to be incurred in 2009 in connection with our cost-reduction initiatives.

On January 26, 2009, we announced the implementation of a new cost-reduction initiative that we anticipate will achieve a reduction in adjusted total costs of approximately $3 billion, based on the actual foreign exchange rates in effect during 2008, by the end of 2011, compared with our 2008 adjusted total costs. We expect that this program will be completed by the end of 2010, with full savings to be realized by the end of 2011. We plan to reinvest approximately $1 billion of these savings in the business, resulting in an expected $2 billion net decrease by the end of 2011 compared to our 2008 adjusted total costs. For an understanding of Adjusted income, see the “Adjusted income” section of this MD&A.

As referenced in this section, “current exchange rates” is defined as rates approximating foreign currency spot rates in July 2009.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management’s current assessment, of 2009 Adjusted income and Adjusted diluted EPS guidance to 2009 reported Net income attributable to Pfizer Inc. and reported diluted EPS attributable to Pfizer Inc. common shareholders guidance, follows:

	Previous Full-Year 2009 Guidance		Revised Full-Year 2009 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$12.5-$13.2	~$1.85-$1.95	~$12.8-$13.5	~$1.90-$2.00
Purchase accounting impacts of business- development transactions completed as of 12/31/08	(1.5)	(0.23)	(1.5)	(0.23)
Costs related to cost-reduction initiatives	(1.3-1.6)	(0.20-0.23)	(0.9-1.2)	(0.14-0.17)
Wyeth acquisition-related costs	(1.1-1.2)	(0.16-0.18)	(1.1-1.2)	(0.16-0.18)
Certain legal matters	(.1)	(0.01)	(.1)	(0.01)
Other, net	––	––	(.1)	(0.01)
Reported Net income attributable to Pfizer Inc./diluted EPS attributable to Pfizer Inc. common shareholders guidance	~$8.1-$9.2	~$1.20-$1.35	~$8.7-$9.8	~$1.30-$1.45

(a)
Does not assume the completion of any business-development transactions not completed as of June 28, 2009, and excludes the potential effects of litigation-related matters not substantially resolved as of June 28, 2009, as we do not forecast those matters. However, full-year 2009 financial guidance for reported net income attributable to Pfizer Inc. and reported diluted EPS attributable to Pfizer Inc. common shareholders does reflect certain costs incurred, and expected to be incurred, in connection with the pending Wyeth acquisition, including, but not limited to, transaction costs, pre-integration costs and financing costs.

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

•
U.S. legislation or regulatory action, including legislation or regulatory action that may result from pending and possible future healthcare reform proposals, affecting, among other things, pharmaceutical product pricing, reimbursement or access, including under Medicaid, Medicare and other publicly funded or subsidized health programs; the importation of prescription drugs from outside the U.S. at prices that are regulated by governments of various foreign countries; direct-to-consumer advertising and interactions with healthcare professionals; and the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on the cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines;

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

•
Governmental laws and regulations affecting domestic and foreign operations, including tax obligations and changes affecting the taxation by the U.S. of income earned outside of the U.S. that may result from pending and possible future proposals;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2008 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2008; and Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended March 29, 2009. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Lipitor (atorvastatin)

In May 2009, Matrix Laboratories Limited (Matrix), a subsidiary of Mylan Inc. (Mylan), notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor.  Matrix asserts the non-infringement of our patent covering the crystalline form of atorvastatin, which (including the six-month pediatric exclusivity period) expires in 2017, and the non-infringement of two formulation patents. Matrix is not challenging our basic patent, which (including the six-month pediatric exclusivity period) expires in March 2010, or our enantiomer patent, which (including the six-month pediatric exclusivity period) expires in June 2011. In June 2009, we filed actions against Matrix, Mylan and another Mylan subsidiary in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of West Virginia asserting the infringement of the crystalline patent and two process patents that expire in 2016.

In July 2009, Genpharm Inc. (Genpharm) served notice of a regulatory submission with Health Canada that seeks approval to market a generic version of Lipitor in Canada and includes challenges to our Lipitor patents in that country. Genpharm asserts the invalidity of our enantiomer patent, which expires in 2010 in Canada, and the non-infringement and/or invalidity of certain other later-expiring Lipitor patents. We will file an action in the Canadian Federal Court in Toronto asserting the validity and infringement of our patents and seeking to prevent approval of Genpharm's proposed generic product.

Norvasc (amlodipine)

As previously reported, certain generic manufacturers are seeking to market generic amlodipine products in Canada and are challenging our Norvasc patents in that country, including our amlodipine besylate patent. In July 2009, in a case brought by generic manufacturer Ratiopharm, the Canadian Federal Court in Toronto declared our amlodipine besylate patent invalid and, as a result, Health Canada granted marketing approval for several generic manufacturers’ amlodipine besylate products. We have appealed the decision to the Federal Court of Appeal of Canada. Other challenges by generic manufacturers to our Norvasc patents in Canada remain outstanding.

Product Litigation

Trovan

As previously reported, in 2007, the Attorney General of the State of Kano, Nigeria, filed civil and criminal actions in the High Court of Kano State against Pfizer, one of our Nigerian subsidiaries and several current and former employees in connection with a 1996 pediatric clinical study of Trovan that was conducted during a severe meningitis epidemic in Kano. On July 30, 2009, the parties entered into a settlement agreement pursuant to which Kano State agreed to dismiss the civil and criminal actions and Pfizer agreed to (i) establish a healthcare/meningitis fund from which participants in the 1996 study can receive financial support in an aggregate amount up to $35 million; (ii) fund, in the amount of $30 million within a two-year period, various healthcare initiatives chosen by the Kano State government for the benefit of the people of Kano State; and (iii) reimburse Kano State for $10 million in legal costs incurred in connection with the litigation. Pfizer denies any wrongdoing or liability in connection with the study and believes that it was conducted with proper government authorization and with the informed consent of the parents or guardians of the participants and was consistent with Nigerian laws.

The previously reported civil and criminal actions in federal court in Nigeria and civil actions in the U.S. relating to the 1996 Trovan pediatric clinical study remain outstanding.

Neurontin

As previously reported, in August 2007, the U.S. District Court for the District of Massachusetts, overseeing a Multi-District Litigation involving alleged claims arising from the promotion and sale of Neurontin, denied without prejudice the plaintiffs’ motion to certify a nationwide class of all consumers and third-party payers who allegedly purchased or reimbursed patients for the purchase of Neurontin for “off-label” uses from 1994 through 2004. In December 2007, the plaintiffs filed a renewed motion for class certification. In May 2009, the court denied the plaintiffs’ renewed motion for class certification. Plaintiffs have filed a motion for reconsideration.

Lipitor

As previously reported, in 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York alleging claims primarily related to the promotion of Lipitor. In May 2009, the court dismissed without prejudice the claims alleging violations of the Federal Civil False Claims Act and the false claims acts of various states. Plaintiff’s claim for compensation as a whistleblower and his wrongful termination claims remain.

Commercial and Other Matters

Merger Agreement Between Pfizer and Wyeth

As previously reported, beginning in late January 2009, several purported class action complaints were filed by Wyeth shareholders challenging Wyeth’s proposed merger with Pfizer. The actions were filed in federal court in New Jersey (the Federal Action) and in state courts in New Jersey and Delaware.  Subsequently, the actions filed in state court in New Jersey were consolidated (the New Jersey Action), and the actions filed in state court in Delaware were consolidated (the Delaware Action). The complaints in all of the actions name as defendants the members of Wyeth’s board of directors and Wyeth. The complaints in the Federal Action and the Delaware Action also name Pfizer as a defendant.  The plaintiffs allege that (i) each of the members of Wyeth’s board of directors breached his or her fiduciary duties to Wyeth and its shareholders by authorizing the sale of Wyeth to Pfizer for what plaintiffs deem “inadequate” consideration; (ii) Wyeth directly breached and/or aided and abetted the other defendants’ alleged breaches of fiduciary duties; and (iii) in the actions in which Pfizer is a defendant, that Pfizer aided and abetted the alleged breaches of fiduciary duties by Wyeth and its directors.  The plaintiffs sought, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms.

On June 10, 2009, Wyeth, Wyeth’s directors and Pfizer entered into a memorandum of understanding with the plaintiffs in the Delaware Action reflecting an agreement in principle to settle the Delaware Action based on their agreement to include in the Pfizer/Wyeth registration statement/proxy statement on Form S-4 certain additional disclosures relating to the transaction. Wyeth, Wyeth’s directors and Pfizer each have denied that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the Delaware Action, and expressly maintain that they diligently and scrupulously complied with their fiduciary and other legal duties.

If the settlement is consummated, the Delaware Action will be dismissed with prejudice, and the defendants will receive – from or on behalf of all persons who were Wyeth shareholders at any time between the announcement of the merger agreement on January 26, 2009 and the closing of the merger – a release of all claims related to the merger, including the claims asserted in the Federal Action and the New Jersey Action.  Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing before the Delaware Court of Chancery will be scheduled regarding approval of the proposed settlement.

Pharmacia Cash Balance Pension Plan

As previously reported, in 2006, several current and former employees of Pharmacia Corporation filed a purported class action in the U.S. District Court for the Southern District of Illinois against the Pharmacia Cash Balance Pension Plan (the Plan), Pharmacia Corporation, Pharmacia & Upjohn Company and Pfizer Inc. alleging that the Plan violates the age discrimination provisions of the Employee Retirement Income Security Act of 1974. In June 2009, the court granted our motion for summary judgment and dismissed the claims against the Plan, Pfizer Inc. and the two Pfizer subsidiaries.

Trade Secrets Action in California

As previously reported, in 2004, Ischemia Research and Education Foundation (IREF) and its chief executive officer brought an action in California Superior Court, Santa Clara County, against a former IREF employee and Pfizer alleging that defendants conspired to misappropriate certain information from IREF’s allegedly proprietary database in order to assist Pfizer in designing and executing a clinical study of a Pfizer drug. In December 2008, the jury rendered a verdict for compensatory damages of approximately $38.7 million. In March 2009, the court awarded prejudgment interest but declined to award punitive damages. On July 30, 2009, the court granted our motion for a new trial and vacated the jury verdict.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2008 Form 10-K except for the addition of the following risk factors:

•
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

Reference is made to the discussion above in Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q, regarding an agreement in principle to settle the actions pending in state court in Delaware, which settlement would include a release of all claims related to the merger, including the claims asserted in the actions challenging the merger that are pending in other jurisdictions.

•	Healthcare and tax reform proposals in the U.S.

As discussed in Part I, Item 1A, of our 2008 Form 10-K, U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations. In that connection, legislation or regulatory action that may result from pending and possible future healthcare reform proposals in the U.S. could have a significant adverse effect on our business.

Also as discussed in Part I, Item 1A, of our 2008 Form 10-K, our future results could be adversely affected by changes in taxation requirements in the U.S. and other countries. In that connection, changes affecting the taxation by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals could have a significant adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the fiscal second quarter of 2009.

Issuer’s Purchases of Equity Securities(a) :

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
March 30, 2009, through April 30, 2009	207,054	$12.41	—	$5,033,723,295
May 1, 2009, through May 31, 2009	99,489	$13.71	—	$5,033,723,295
June 1, 2008, through June 28, 2009	66,563	$14.61	—	$5,033,723,295
Total	373,106	$13.15	—

(a)
On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors had authorized a new $5 billion share-purchase plan to be utilized from time to time. On January 26, 2009, we announced that we entered into a definitive merger agreement under which we will acquire Wyeth in a cash-and-stock transaction. The merger agreement limits our stock purchases to a maximum of $500 million without Wyeth’s consent prior to the completion of the transaction.

(b)
These columns reflect the following transactions during the fiscal second quarter of 2009: (i) the surrender to Pfizer of 199,562 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, (ii) the surrender to Pfizer of 40,074 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees, and (iii) the open-market purchase by the trustee of 133,470 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to Part II – Other Information; Item 4. Submission of Matters to a Vote of Security Holders in the Company’s Form 10-Q for the fiscal quarter ended March 29, 2009.

Item 5. Other Information

None

Item 6. Exhibits

1) Exhibit 4.1	-	First Supplemental Indenture, dated as of March 24, 2009, between the Company and The Bank of New York Mellon, as Trustee, to Indenture dated as of January 30, 2001

2) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

3) Exhibit 15	-	Accountants’ Acknowledgement

4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

8) Exhibit 101:
EX-101.INS EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF
XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase
XBRL Taxonomy Extension Definition Document

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: August 6, 2009	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)