Form 10-Q
period 2009-09-27
PFIZER INC
filed 2009-11-05
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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
(212) 733-2323
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X                                 NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   X                                NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer   X               Accelerated filer  ___              Non-accelerated filer  ___            Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ___                            NO   X

At November 2, 2009, 8,069,536,059 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
September 27, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per common share data)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Revenues	$11,621	$11,973	$33,472	$35,950

Costs and expenses:
Cost of sales(a)	1,789	2,122	4,953	6,397
Selling, informational and administrative expenses(a)	3,282	3,523	9,508	10,878
Research and development expenses(a)	1,632	1,885	5,032	5,642
Amortization of intangible assets	594	621	1,755	2,063
Acquisition-related in-process research and development charges	––	13	20	567
Restructuring charges and acquisition-related costs	193	366	1,206	1,113
Other (income)/deductions – net	160	721	175	221

Income from continuing operations before provision for taxes on income	3,971	2,722	10,823	9,069

Provision for taxes on income	1,092	463	2,952	1,251

Income from continuing operations	2,879	2,259	7,871	7,818

Discontinued operations - net of tax	2	25	6	38

Net income before allocation to noncontrolling interests	2,881	2,284	7,877	7,856

Less: Net income attributable to noncontrolling interests	3	6	9	18

Net income attributable to Pfizer Inc.	$2,878	$2,278	$7,868	$7,838

Earnings per share – basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.34	$1.17	$1.16
Discontinued operations - net of tax	––	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.34	$1.17	$1.16

Earnings per share – diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.33	$1.16	$1.16
Discontinued operations - net of tax	––	0.01	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.34	$1.16	$1.16

Weighted-average shares used to calculate earnings per common share:
Basic	6,730	6,718	6,727	6,730
Diluted	6,762	6,736	6,758	6,750

Cash dividends paid per common share	$0.16	$0.32	$0.64	$0.96

(a) Exclusive of amortization of intangible assets, except as disclosed in Note 10B. Goodwill and Other Intangible Assets:Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	Sept. 27, 2009*	Dec. 31, 2008**
Assets
Cash and cash equivalents	$4,234	$2,122
Short-term investments	48,239	21,609
Accounts receivable, less allowance for doubtful accounts.	10,552	8,958
Short-term loans	791	824
Inventories	5,058	4,381
Taxes and other current assets	4,679	5,034
Assets held for sale	231	148
Total current assets	73,784	43,076
Long-term investments and loans	12,166	11,478
Property, plant and equipment, less accumulated depreciation	13,173	13,287
Goodwill	21,796	21,464
Identifiable intangible assets, less accumulated amortization	16,125	17,721
Deferred taxes and other non-current assets	4,250	4,122
Total assets	$141,294	$111,148

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$6,954	$9,320
Accounts payable	2,481	1,751
Dividends payable	1	2,159
Income taxes payable	485	656
Accrued compensation and related items	1,678	1,667
Deferred taxes	1,816	414
Other current liabilities	10,577	11,042
Total current liabilities	23,992	27,009

Long-term debt	32,402	7,963
Pension benefit obligations	4,647	4,235
Postretirement benefit obligations	1,605	1,604
Deferred taxes	2,419	2,959
Other taxes payable	6,843	6,568
Other non-current liabilities	3,136	3,070
Total liabilities	75,044	53,408

Preferred stock	64	73
Common stock	443	443
Additional paid-in capital	70,373	70,283
Employee benefit trust, at fair value	(298)	(425)
Treasury stock	(57,364)	(57,391)
Retained earnings	54,835	49,142
Accumulated other comprehensive expense	(1,896)	(4,569)
Total Pfizer Inc. shareholders’ equity	66,157	57,556
Equity attributable to noncontrolling interests	93	184
Total shareholders’ equity	66,250	57,740
Total liabilities and shareholders’ equity	$141,294	$111,148
*      Unaudited.
**    Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008

Operating Activities
Net income before allocation to noncontrolling interests	$7,877	$7,856
Adjustments to reconcile net income before noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,983	3,912
Share-based compensation expense	258	263
Acquisition-related in-process research and development charges	20	567
Deferred taxes from continuing operations	1,121	580
Other non-cash adjustments	25	631
Changes in assets and liabilities (net of businesses acquired and divested)	(522)	(1,544)

Net cash provided by operating activities	11,762	12,265

Investing Activities
Purchases of property, plant and equipment	(783)	(1,312)
Purchases of short-term investments	(57,148)	(22,369)
Proceeds from sales and redemptions of short-term investments	31,747	20,642
Purchases of long-term investments	(6,053)	(5,292)
Proceeds from sales and redemptions of long-term investments	4,824	639
Acquisitions, net of cash acquired	––	(962)
Other investing activities	508	(1,401)

Net cash used in investing activities	(26,905)	(10,055)

Financing Activities
Increase in short-term borrowings, net	28,473	31,035
Principal payments on other short-term borrowings, net	(29,976)	(28,518)
Proceeds from issuances of long-term debt	23,997	605
Principal payments on long-term debt	(910)	(561)
Purchases of common stock	––	(500)
Cash dividends paid	(4,268)	(6,409)
Other financing activities	(101)	41

Net cash provided by/(used in) financing activities	17,215	(4,307)

Effect of exchange-rate changes on cash and cash equivalents	40	(44)

Net increase/(decrease) in cash and cash equivalents	2,112	(2,141)
Cash and cash equivalents at beginning of period	2,122	3,406

Cash and cash equivalents at end of period	$4,234	$1,265

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,748	$1,707
Interest	723	541

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 23, 2009, and August 24, 2008. Subsequent events have been evaluated through November 4, 2009.

On October 15, 2009, we completed our acquisition of Wyeth in a cash-and-stock transaction valued, based on the closing market price of Pfizer’s common stock on that date, at $50.40 per share of Wyeth common stock, or a total of approximately $68 billion. We have taken certain actions and incurred certain costs associated with the transaction prior to the acquisition closing date that are reflected in our financial statements. However, the assets acquired and liabilities assumed from Wyeth, the consideration paid to acquire Wyeth, as well as the results of Wyeth’s operations, are not reflected in our Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 27, 2009. See Note 14. Subsequent Event – Acquisition of Wyeth for additional information.

We made certain reclassifications to prior-period amounts to conform to the third-quarter and nine-month 2009 presentations related to the presentation of noncontrolling interests as a result of adopting a new accounting standard (see Note 2. Adoption of New Accounting Policies).

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

Note 2. Adoption of New Accounting Policies

The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement 168). Statement 168 establishes the FASB Accounting Standards Codification (Codification) as a source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. As a result, these changes will have a significant impact on how companies reference U.S. GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  We have begun the process of implementing the Codification in this quarterly report by providing references to the Codification topics, as appropriate.

As of July 1, 2009, we adopted the provisions of FASB Accounting Standards Update (ASU) No. 2009-5 that provides additional guidance on measuring the fair value of liabilities in the absence of observable market information, transfer restrictions and non-performance risk assessment.  The adoption of these provisions did not have a significant impact on our consolidated financial statements.

As of March 30, 2009, we adopted the provisions of a new accounting standard issued by the FASB that amends the guidance for evaluating and measuring “other-than-temporary” impairments for available-for-sale or held-to-maturity debt securities. The adoption of these provisions did not have a significant impact on our consolidated financial statements.

As of March 30, 2009, we adopted the provisions of a new accounting standard issued by the FASB that provide additional guidance for estimating fair value in inactive markets and the identification of disorderly transactions. We adopted these provisions prospectively and they did not have a significant impact on our consolidated financial statements, but could impact the accounting for acquisitions after adoption, including our acquisition of Wyeth, and other events, balances and transactions measured at fair value.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of January 1, 2009, we adopted several new accounting standards issued by the FASB. The adoption of these new standards did not have a significant impact on our consolidated financial statements.  In summary, these provisions:

●
retain the purchase method of accounting for acquisitions, but require a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. They also change the recognition of assets acquired and liabilities assumed arising from contingencies, require the capitalization of in-process research and development costs at fair value and require the expensing of acquisition-related costs as incurred. The adoption of these provisions will impact the accounting for acquisitions after adoption, including our acquisition of Wyeth.

●
amend the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity will be required to consider assumptions used by market participants. The adoption of these provisions could impact the accounting for acquisitions after adoption, including our acquisition of Wyeth.

●
expand the use of fair value, and related disclosure requirements and specify a hierarchy of valuation techniques used to develop the fair value measures. The adoption of these provisions will impact the accounting for acquisitions after adoption, including our acquisition of Wyeth, and other events, balances and transactions measured at fair value.

●
provide guidance for the accounting, reporting and disclosure of noncontrolling interests, previously referred to as minority interests. A noncontrolling interest represents the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The adoption of these provisions resulted in a number of changes to the presentation of our consolidated financial statements, but the amounts associated with noncontrolling interests are not significant. The adoption of these provisions could impact our accounting for acquisitions after adoption where we do not acquire 100% of the entity, and our accounting for the deconsolidations of subsidiaries.

●
provide guidance on determining whether an arrangement constitutes a collaborative arrangement within the scope of the provisions; how costs incurred and revenues generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. Accordingly, additional disclosures are provided in Note 4. Collaborative Arrangements.

●	provide guidance that maintenance deposits paid by a lessee and subsequently refunded only if a lessee fulfills a maintenance obligation will be accounted for as a deposit asset.

●
clarify how to account for certain transactions involving equity method investments in areas such as: how to determine the initial carrying value of the investment; how to allocate the difference between the investor’s carrying value and the investor’s share of the underlying equity of the investment; how to perform an impairment assessment of underlying intangibles held by the investee; how to account for the investee’s issuance of additional shares; and how to account for an investment on the cost method when it had been previously accounted for under the equity method. The adoption of these provisions could impact the accounting for equity method investments after adoption.

●
clarify the accounting for certain separately identifiable assets, which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. These provisions require an acquirer to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The adoption of these provisions could impact the accounting for acquisitions after adoption, including our acquisition of Wyeth.

Note 3. Acquisitions

In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company whose main asset is Thelin, which is used for the treatment of pulmonary arterial hypertension. The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its outstanding $130 million 2.5% convertible notes were triggered and, as a result, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company, whose main asset is SNX-5422, an oral Heat Shock Protein 90 (Hsp90) for the potential treatment of solid tumors and hematological malignancies and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer, inflammatory and neurodegenerative diseases. In connection with these acquisitions, through the third quarter of 2008, we recorded approximately $170 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc., (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight certain cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded approximately $398 million in Acquisition-related in-process research and development charges during the first nine months of 2008. In the first nine months of 2009, we resolved a contingency associated with CovX and recorded $20 million in Acquisition-related in-process research and development charges. We did not consummate any acquisitions in the first nine months of 2009.

Note 4. Collaborative Arrangements

In the normal course of business, we enter into collaborative arrangements with respect to in-line medicines, as well as medicines in development, that require completion of research and regulatory approval. Collaborative arrangements are contractual agreements with third parties that involve a joint operating activity, typically a research and/or commercialization effort, where both we and our partner are active participants in the activity and are exposed to the significant risks and rewards of the activity. Our rights and obligations under our collaborative arrangements vary. For example, we have agreements to co-promote pharmaceutical products discovered by other companies, and we have agreements where we partner to co-develop and/or participate together in commercializing, marketing, promoting, manufacturing, and/or distributing a drug product.

Payments to or from our collaboration partners are presented in the statement of income based on the nature of the arrangement (including its contractual terms), the nature of the payments and applicable accounting guidance. Under co-promotion agreements, we record the amounts received from our partners as alliance revenues, a component of Revenues, when our co-promotion partners are the principal in the transaction and we receive a share in their net sales or profits. Alliance revenues are recorded when our co-promotion partners ship the product and title passes to their customers. Expenses for selling and marketing these products are included in Selling, informational and administrative expenses. In arrangements where we manufacture a product for our partner, we record revenues when our partner sells the product and title passes to its customer. All royalty payments to collaboration partners are recorded as part of Cost of sales.

The amounts and classifications of payments (income/(expense)) between us and our collaboration partners follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Revenues – Revenues(a)	$131	$143	$409	$369
Revenues – Alliance revenues (b)	692	571	1,872	1,622
Total Revenues from collaborative arrangements	823	714	2,281	1,991
Cost of sales (c)	(40)	(62)	(131)	(129)
Selling, informational and administrative expenses(d)	27	38	24	57
Research and development expenses(e)	(58)	(51)	(302)	(147)

(a)	Represents sales to our partners of products manufactured by us.
(b)	Substantially all related to amounts earned from our partners under co-promotion agreements.
(c)	Primarily related to royalties earned by our partners and cost of sales associated with inventory purchased from our partners.
(d)	Represents net reimbursements from our partners and reimbursements to our partners for Selling, informational and administrative expenses incurred.
(e)	Primarily related to net reimbursements earned by our partners, except that the first nine months of 2009 also includes a $150 million milestone payment to one of our partners.

For the three months and nine months ended September 27, 2009, Other (income)/deductions-net, includes income of $20 million paid to us for the termination of a collaboration agreement.

The amounts disclosed in the above table do not include transactions with third parties other than our collaboration partners, or other costs associated with the products under the collaborative arrangements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Pfizer Cost-Reduction Initiatives

The following costs were incurred in connection with all of our Pfizer cost-reduction initiatives, which began in 2005, and do not include any amounts related to Wyeth:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Implementation costs(a)	$80	$378	$410	$1,140
Restructuring charges(b)	61	338	392	1,077
Total costs related to our Pfizer cost-reduction initiatives	$141	$716	$802	$2,217

(a)
For the third quarter of 2009, included in Cost of sales ($23 million), Selling, informational and administrative expenses ($51 million), Research and development expenses ($5 million), and Other (income)/deductions - net ($1 million). For the third quarter of 2008, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($95 million), Research and development expenses ($108 million) and Other (income)/deductions - net ($3 million). For the first nine months of 2009, included in Cost of sales ($144 million), Selling, informational and administrative expenses ($182 million), Research and development expenses ($78 million), and Other (income)/deductions - net ($6 million). For the first nine months of 2008, included in Cost of sales ($520 million), Selling, informational and administrative expenses ($270 million), Research and development expenses ($348 million) and Other (income)/deductions - net ($2 million).

(b)	Included in Restructuring charges and acquisition-related costs.

From the beginning of the Pfizer cost-reduction initiatives in 2005 through September 27, 2009, the restructuring charges primarily relate to our supply network transformation efforts and the restructuring of our worldwide marketing and research and development operations, and the implementation costs primarily relate to depreciation arising from the shortening of the useful lives of certain assets, as well as system and process standardization and the expansion of shared services.

The following components of restructuring charges are associated with all of our Pfizer cost-reduction initiatives, which began in 2005, and do not include any amounts related to Wyeth:

(millions of dollars)	Costs Incurred Through Sept. 27, 2009	Activity Through Sept. 27, 2009(a)	Accrual as of Sept. 27, 2009(b)

Employee termination costs	$5,350	$4,245	$1,105
Asset impairments	1,401	1,401	—
Other	524	438	86
Total restructuring charges	$7,275	$6,084	$1,191

(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($712 million) and Other non-current liabilities ($479 million).

During the third quarter of 2009, we expensed $36 million for Employee termination costs, $17 million for Asset impairments and $8 million for Other. During the first nine months of 2009 we expensed $200 million for Employee termination costs, $108 million for Asset impairments and $84 million for Other. From June 2005 through September 27, 2009, Employee termination costs, net of the impact of a change in estimate, represent the expected reduction of the workforce by approximately 30,900 employees, mainly in manufacturing, sales and research, and approximately 26,300 of these employees have been terminated. Employee termination costs are recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits. Asset impairments primarily include charges to write down property, plant and equipment. Other primarily includes costs to exit certain activities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Acquisition-Related Costs

We incurred the following acquisition-related costs primarily in connection with our acquisition of Wyeth:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Transaction costs (a)	$19	$––	$572	$––
Pre-integration costs and other(b)	113	28	242	36
Total acquisition-related costs(c)	$132	$28	$814	$36

(a)
Transaction costs include banking, legal, accounting and other costs directly related to our acquisition of Wyeth. Substantially all of the costs incurred to date are fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009 to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes in the first half of 2009. All bridge term loan commitment fees have been expensed, and we are no longer subject to the covenants under that agreement (see Note 8D: Financial Instruments: Long-Term Debt).

(b)
Pre-integration costs and other in 2009 primarily represent external, incremental costs of integration planning that are directly related to our acquisition of Wyeth and include costs associated with preparing for systems and other integration activities. 2008 amounts relate to other restructuring charges.

(c)	Included in Restructuring charges and acquisition-related costs.

Note 7. Comprehensive Income/(Expense)

The components of comprehensive income/(expense) follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Net income before allocation to noncontrolling interests	$2,881	$2,284	$7,877	$7,856
Other comprehensive income/(expense):
Currency translation adjustment and other	599	(1,766)	2,853	(1,232)
Net unrealized gains/(losses) on derivative financial instruments	(43)	13	(210)	41
Net unrealized gains/(losses) on available-for-sale securities	86	(25)	312	(39)
Benefit plan adjustments	(459)	159	(282)	244
Total other comprehensive gains/(loss)	183	(1,619)	2,673	(986)
Total comprehensive income before allocation to noncontrolling interests	3,064	665	10,550	6,870
Comprehensive (income)/loss attributable to noncontrolling interests	3	(8)	(11)	(31)
Comprehensive income attributable to Pfizer Inc.	$3,067	$657	$10,539	$6,839

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:

(millions of dollars)	Sept. 27, 2009	Dec. 31, 2008
Selected financial assets measured at fair value on a recurring basis (a) :
Trading securities (b)	$181	$190
Available-for-sale debt securities (c)	50,915	30,061
Available-for-sale money market funds	7,581	398
Available-for-sale equity securities, excluding money market funds (c)	252	319
Derivative financial instruments in receivable positions (d) :
Interest rate swaps	370	732
Foreign currency swaps	670	128
Foreign currency forward-exchange contracts	489	399
Total	60,458	32,227
Other selected financial assets (e):
Held-to-maturity debt securities, carried at amortized cost (c)	3,779	2,349
Short-term loans, carried at cost	791	824
Long-term loans, carried at cost	1,194	1,568
Private equity securities, carried at cost	150	182
Total	5,914	4,923
Total selected financial assets	$66,372	$37,150
Financial liabilities measured at fair value on a recurring basis (a):
Derivative financial instruments in a liability position (f):
Interest rate swaps	$8	$7
Foreign currency swaps	647	153
Foreign currency forward-exchange contracts	1,020	1,083
Total	1,675	1,243
Other financial liabilities (e) , (g):
Short-term borrowings, carried at historical proceeds, as adjusted (h)	6,954	9,320
Long-term debt, carried at historical proceeds, as adjusted (i)	32,402	7,963
Total	39,356	17,283
Total selected financial liabilities	$41,031	$18,526

(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. Virtually all of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $159 million as of September 27, 2009 and $87 million as of December 31, 2008 of investments that use Level 1 inputs in the calculation of fair value. None of our financial assets and liabilities measured at fair value on a recurring basis are valued based on Level 3 inputs at September 27, 2009 or December 31, 2008.

(b)	Trading securities are held in trust for legacy Pharmacia severance benefits.
(c)	Gross unrealized gains and losses are not significant.
(d)
Designated as hedging instruments except for certain foreign currency contracts used as offsets, namely, foreign currency swaps with fair values of $159 million and foreign currency forward-exchange contracts with fair values of $67 million at September 27, 2009; and foreign currency forward-exchange contracts with fair values of $175 million and foreign currency swaps with fair values of $32 million at December 31, 2008.

(e)
The differences between the estimated fair values and carrying values of our financial assets and liabilities not measured at fair value on a recurring basis were not significant as of September 27, 2009 or December 31, 2008.

(f)
Designated as hedging instruments except for certain foreign currency contracts used as offsets, namely, foreign currency forward-exchange contracts with fair values of $160 million at September 27, 2009; and foreign currency forward-exchange contracts with fair values of $836 million and foreign currency swaps with fair values of $76 million at December 31, 2008.

(g)	The carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.
(h)	Includes foreign currency borrowings with fair values of $1.1 billion at September 27, 2009 and $1.6 billion at December 31, 2008, which are used as hedging instruments.
(i)	Includes foreign currency debt with fair values of $2.1 billion at September 27, 2009 and December 31, 2008, which is used as a hedging instrument.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following methods and assumptions were used to estimate the fair value of our financial assets and liabilities:

●	Trading equity securities - quoted market prices.

●	Trading debt securities - observable market interest rates.

●	Available-for-sale debt securities - matrix-pricing model using observable market quotes and credit ratings.

●	Available-for-sale money market funds - observable prices.

●	Available-for-sale equity securities, excluding money market funds - pricing services that principally use a composite of observable prices.

●	Derivative financial instruments (assets and liabilities) - matrix-pricing model using observable market quotes and credit ratings.

●	Held-to-maturity debt securities - matrix-pricing model using observable market quotes and credit ratings.

●	Short-term and long-term loans - discounted future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

●
Private equity securities – application of the implied volatility associated with an observable biotech index to the carrying amount of our portfolio, and, to a lesser extent, performance multiples of comparable securities adjusted for company-specific information.

●	Short-term borrowings and long-term debt - matrix-pricing model using observable market quotes and our own credit rating.

In addition, we have long-term receivables where fair value uses discounted future cash flows, using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

These selected financial assets and liabilities are classified in our Condensed Consolidated Balance Sheets as follows:

(millions of dollars)	Sept. 27, 2009	Dec. 31, 2008
Assets
Cash and cash equivalents	$3,647	$1,980
Short-term investments	48,239	21,609
Short-term loans	791	824
Long-term investments and loans	12,166	11,478
Other current assets (a)	495	404
Other non-current assets (b)	1,034	855
Total	$66,372	$37,150
Liabilities
Short-term borrowings	6,954	9,320
Other current liabilities (c)	1,102	1,119
Long-term debt	32,402	7,963
Other non-current liabilities (d)	573	124
Total	$41,031	$18,526

(a)
At September 27, 2009, derivative instruments at fair value comprised of foreign currency forward-exchange contracts ($489 million) and foreign currency swaps ($6 million) and, at December 31, 2008, comprised of foreign currency forward-exchange contracts ($398 million), interest rate swaps ($4 million), and foreign currency swaps ($2 million).

(b)
At September 27, 2009, derivative instruments at fair value comprised of foreign currency swaps ($664 million) and interest rate swaps ($370 million) and, at December 31, 2008, comprised of interest rate swaps ($729 million) and foreign currency swaps ($126 million).

(c)
At September 27, 2009, derivative instruments at fair value comprised of foreign currency forward-exchange contracts ($1 billion) and foreign currency swaps ($82 million) and, at December 31, 2008, comprised of foreign currency forward-exchange contracts ($1.1 billion) and foreign currency swaps ($36 million).

(d)
At September 27, 2009, derivative instruments at fair value comprised of foreign currency swaps ($565 million) and interest rate swaps ($8 million) and, at December 31, 2008, comprised of foreign currency swaps ($117 million) and interest rate swaps ($7 million).

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

B. Investments in Debt and Equity Securities

Investments in debt securities reflect the investment of proceeds from the issuance of $13.5 billion of senior unsecured notes on March 24, 2009 and approximately $10.5 billion of senior unsecured notes on June 3, 2009, virtually all of which were used to partially finance our acquisition of Wyeth on October 15, 2009 (see Note 8D. Financial Instruments: Long-Term Debt).

Details of our investments follow:

	Contractual Maturity (in years)
(millions of dollars)	Within 1	Over 1 to 5	Over 5 to 10	Over 10	Total as of Sept. 27, 2009
Available-for-sale debt securities:
U.S. government Federal Deposit Insurance Corporation guaranteed debt	$—	$1,760	$—	$—	$1,760
Western European and other government debt	33,924	2,432	—	—	36,356
Corporate debt	3,071	1,914	—	—	4,985
Western European and other government agency debt	2,771	786	—	—	3,557
Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association asset-backed securities	200	2,995	—	—	3,195
Supranational debt	328	388	—	—	716
Other asset-backed securities	220	125	—	—	345
Certificates of deposit	1	—	—	—	1
Held-to-maturity debt securities:
Certificates of deposit and other	3,775	4	—	—	3,779
Total debt securities	$44,290	$10,404	$—	$—	$54,694
Trading securities					181
Available-for-sale money market funds (a)					7,581
Available-for-sale equity securities, excluding money market funds					252
Total					$62,708

(a)	Consisting of securities issued by the U.S. government and its agencies or instrumentalities and reverse repurchase agreements involving the same investments held.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $6.3 billion as of September 27, 2009. As of September 27, 2009, we had access to $8.3 billion of lines of credit, of which $6.2 billion expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.0 billion at our request. Unused lines of credit of $7.0 billion, of which $5.0 billion expire in 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

As a result of the issuances of senior unsecured notes in March and June 2009, the $22.5 billion bridge term loan credit agreement, which we entered into on March 12, 2009, to partially finance our acquisition of Wyeth, was terminated, and we are no longer subject to the covenants under that agreement.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Long-Term Debt

We issued long-term debt in the first and second quarters of 2009, virtually all of the proceeds of which were used to partially finance our acquisition of Wyeth on October 15, 2009. The following table sets forth the amounts outstanding related to those issuances:

(millions of dollars)	Maturity Date	Outstanding on Sept. 27, 2009
Senior unsecured notes:
Issued on March 24, 2009:
Floating rate notes at the three-month London Interbank Offering Rate (LIBOR), plus 1.95%	March 2011	$1,250
4.45%(a)	March 2012	3,510
5.35%(a)	March 2015	2,997
6.20%(a)	March 2019	3,247
7.20%(a)	March 2039	2,552
Issued on June 3, 2009:
3.625% euro (b)	June 2013	2,702
4.75% euro (b)	June 2016	2,920
5.75% euro (b)	June 2021	2,919
6.50% U.K. pound (b)	June 2038	2,371
Total long-term debt issued in 2009		$24,468

(a)
Instrument is callable by us at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate, plus 0.50% plus, in each case, accrued and unpaid interest.

(b)
Instrument is callable by us at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at a comparable government bond rate, plus 0.20%, plus accrued and unpaid interest.

Long-term debt outstanding as of September 27, 2009, excluding the current portion of $50 million, matures in the following years:

(millions of dollars)	Total	2010	2011	2012	2013	After 2013

Long-term debt	$32,402	$––	$2,600	$3,529	$2,709	$23,564

E. Derivative Financial Instruments and Hedging Activities

On a regular basis, we seek to minimize the impact of foreign exchange rate movements and interest rate movements on our earnings. We manage these exposures through operational means and through the use of various financial instruments.

Foreign Exchange Risk

A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk is also managed through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign-exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $62.5 billion. The derivative financial instruments primarily hedge or offset exposures in euro, Japanese yen, U.K. pound and Canadian dollar.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All derivative contracts used to manage foreign currency risk are measured at fair value and are reported as assets or liabilities on the consolidated balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and purpose of the financial instrument (offset or hedge relationship) and the effectiveness of the hedge relationships, as follows:

●
We defer on the balance sheet the effective portion of the gains or losses on foreign currency forward-exchange contracts and foreign currency swaps that are designated as cash flow hedges and reclassify those amounts, as appropriate, into earnings in the same period or periods during which the hedged transaction affects earnings.

●
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

●
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

Any ineffectiveness is recognized immediately into earnings. There was no significant ineffectiveness in the third quarter and the first nine months of 2009 or the third quarter and the first nine months of 2008.

Interest Rate Risk

Our interest-bearing investments, loans and borrowings are subject to interest rate risk. We invest and loan primarily on a short-term or variable-rate basis; however, due to the acquisition of Wyeth and in light of current market conditions, we currently borrow primarily on a long-term, fixed-rate basis. From time to time, depending on market conditions, we will change the profile of our outstanding debt by entering into derivative financial instruments like interest rate swaps. The aggregate notional amount of interest rate derivative financial instruments is $6.5 billion. The derivative financial instruments hedge U.S. fixed-rate debt and euro fixed-rate debt.

All derivative contracts used to manage interest rate risk are measured at fair value and reported as assets or liabilities on the consolidated balance sheet. Changes in fair value are reported in earnings, as follows:

●
We recognize the gains and losses on interest rate swaps that are designated as fair value hedges in earnings upon the recognition of the change in fair value of the hedged risk. We recognize the offsetting earnings impact of fixed-rate debt attributable to the hedged risk also in earnings.

Any ineffectiveness is recognized immediately into earnings. There was no significant ineffectiveness in the third quarter and the first nine months of 2009 or the third quarter and the first nine months of 2008.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk is as follows:

	Gains/(Losses)
(millions of dollars)	Three Months Ended Sept. 27, 2009	Nine Months Ended Sept. 27, 2009
Derivative Financial Instruments in Fair Value Hedge Relationships
Interest rate swaps
Recognized in OID (a)	$5	$(2)
Foreign currency swaps
Recognized in OID (a)	(2)	(2)
Derivative Financial Instruments in Cash Flow Hedge Relationships
U.S. Treasury interest rate locks
Recognized in OID (a)	$––	$(11)
Recognized in OCI (a), (b)	––	(16)
Reclassified from OCI to OID (a), (b)	––	––
Foreign currency swaps
Recognized in OID (a)	––	––
Recognized in OCI (a), (b)	185	100
Reclassified from OCI to OID (a), (b)	245	400
Foreign currency forward exchange contracts
Recognized in OID (a)	––	––
Recognized in OCI (a), (b)	(2)	5
Reclassified from OCI to OID (a), (b)	2	17
Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps
Recognized in OID (a)	$––	$(1)
Recognized in OCI (a), (b)	(40)	(1)
Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps
Recognized in OID (a)	$3	$17
Foreign currency forward-exchange contracts
Recognized in OID (a)	(354)	(795)
Non-Derivative Financial Instruments Designated as Hedges
Foreign currency short-term borrowings
Recognized in OID (a)	$––	$––
Recognized in OCI (a), (b)	(62)	26
Foreign currency long-term debt
Recognized in OID (a)	––	––
Recognized in OCI (a), (b)	(111)	––

(a)	OCI = Other comprehensive income /(expense), a balance sheet account. OID = Other (income)/deductions – net.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $813 million, for which we have posted collateral of $461 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to an A rating by Standard & Poor’s (S&P), or the equivalent rating by Moody’s Investors Service (Moody’s), on September 27, 2009, we would have been required to post an additional $140 million of collateral to our counterparties. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s, on September 27, 2009, we would have been required to post an additional $168 million of collateral to our counterparties.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements.

At September 27, 2009, we have over $7 billion invested in a major money market fund rated Aaa by Moody’s and AAA by S&P, which invests in securities issued by the U.S. government and its agencies or instrumentalities and reverse repurchase agreements involving the same investments held.

Note 9. Inventories

The components of inventories follow:

(millions of dollars)	Sept. 27, 2009	Dec. 31, 2008
Finished goods	$2,101	$2,024
Work-in-process	2,114	1,527
Raw materials and supplies	843	830
Total inventories(a)	$5,058	$4,381

(a)	Certain amounts of inventories are in excess of one year’s supply. There are no recoverability issues associated with these quantities, and the amounts are not significant.

Note 10. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 27, 2009 follow:

(millions of dollars)	Pharmaceutical	Animal Health	Other	Total
Balance, December 31, 2008	$21,317	$129	$18	$21,464
Additions	––	––	––	––
Other(a)	312	19	1	332
Balance, September 27, 2009	$21,629	$148	$19	$21,796

(a)	Primarily related to the impact of foreign exchange, except that Pharmaceutical also includes a reclassification of approximately $150 million to Assets held for sale.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Pharmaceutical segment, follow:

	Sept. 27, 2009				Dec. 31, 2008
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$32,312	$(20,040)	$12,272		$31,484	$(17,673)	$13,811
Brands	1,016	(513)	503		1,016	(487)	529
License agreements	252	(95)	157		246	(78)	168
Trademarks	125	(87)	38		118	(78)	40
Other(a)	524	(304)	220		531	(291)	240
Total	34,229	(21,039)	13,190		33,395	(18,607)	14,788
Indefinite-lived intangible assets:
Brands	2,865	—	2,865		2,860	—	2,860
Trademarks	68	—	68		70	—	70
Other	2	—	2		3	—	3
Total	2,935	—	2,935		2,933	—	2,933
Total identifiable intangible assets	$37,164	$(21,039)	$16,125	(b)	$36,328	$(18,607)	$17,721

(a)	Includes patents, non-compete agreements, customer contracts and other intangible assets.
(b)	Decrease from December 31, 2008 is primarily related to amortization, partially offset by the impact of foreign exchange.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $626 million for the third quarter of 2009, $652 million for the third quarter of 2008, $1.9 billion for the first nine months of 2009 and $2.2 billion for the first nine months of 2008.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,
(millions of dollars)	2009	2008	2009	2008	2009	2008	2009	2008
For the Three Months Ended:
Service cost	$51	$59	$5	$5	$46	$63	$7	$10
Interest cost	116	115	12	9	85	100	30	35
Expected return on plan assets	(115)	(162)	—	—	(96)	(111)	(6)	(8)
Amortization of:
Actuarial losses	51	8	7	7	6	10	4	6
Prior service costs/(credits)	1	—	(1)	(1)	––	1	(1)	––
Curtailments and settlements – net	47	9	2	8	1	––	2	––
Special termination benefits	5	5	––	—	3	6	2	3
Net periodic benefit costs	$156	$34	$25	$28	$45	$69	$38	$46

For the Nine Months Ended:
Service cost	$162	$179	$15	$17	$133	$191	$22	$30
Interest cost	351	346	37	30	240	300	91	106
Expected return on plan assets	(349)	(487)	––	—	(268)	(333)	(19)	(26)
Amortization of:
Actuarial losses	161	24	23	22	18	32	13	21
Prior service costs/(credits)	2	2	(2)	(2)	(2)	1	(3)	1
Curtailments and settlements – net	101	13	15	121	2	4	7	6
Special termination benefits	24	21	––	—	5	19	17	11
Net periodic benefit costs	$452	$98	$88	$188	$128	$214	$128	$149

The increase in net periodic benefit costs in the first nine months of 2009, compared to the first nine months of 2008, for our U.S. qualified plans was primarily driven by the amortization of actual investment losses incurred in 2008, lower than expected returns on plan assets due to the smaller asset base and the impact of our settlement losses due to our Pfizer cost-reduction initiatives.

The decrease in net periodic benefit costs in the first nine months of 2009, compared to the first nine months of 2008, for our U.S. supplemental (non-qualified) pension plans was largely driven by settlement charges required to be recognized in 2008 due to the lump sum benefit payments made to certain of our former executive officers and other former executives in 2008.

The decrease in net periodic benefit costs in the first nine months of 2009, compared to the first nine months of 2008, for our international pension plans was largely driven by differences in actuarial assumptions, which were partially offset by lower expected-return-on-plan-assets assumptions.

For the first nine months of 2009, we contributed from our general assets $283 million to our international pension plans, $116 million to our postretirement plans, $77 million to our U.S. supplemental (non-qualified) pension plans and $2 million to our U.S. qualified pension plans.

During 2009, we expect to contribute from our general assets a total of $423 million to our international pension plans, $154 million to our postretirement plans, $109 million to our U.S. supplemental (non-qualified) pension plans, and $2 million to our U.S. qualified pension plans. Contributions expected to be made for 2009 are inclusive of amounts contributed during the first nine months of 2009. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) attributable to Pfizer Inc. common shareholders were computed using the following data:

	Three Months Ended		Nine Months Ended
(in millions)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
EPS Numerator - Basic:
Income from continuing operations attributable to Pfizer Inc.	$2,876	$2,253	$7,862	$7,800
Less: Preferred stock dividends - net of tax	––	––	2	2
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,876	2,253	7,860	7,798
Discontinued operations - net of tax	2	25	6	38
Net income attributable to Pfizer Inc. common shareholders	$2,878	$2,278	$7,866	$7,836

EPS Denominator - Basic:
Weighted-average number of common shares outstanding	6,730	6,718	6,727	6,730

EPS Numerator - Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,876	$2,253	$7,862	$7,800
Discontinued operations - net of tax	2	25	6	38
Net income attributable to Pfizer Inc. common shareholders	$2,878	$2,278	$7,868	$7,838

EPS Denominator - Diluted:
Weighted-average number of common shares outstanding	6,730	6,718	6,727	6,730
Common share equivalents: stock options, restricted stock units, stock issuable under other employee compensation plans and convertible preferred stock	32	18	31	20
Weighted-average number of common shares outstanding and common share equivalents	6,762	6,736	6,758	6,750

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans (a)	406	499	406	499

(a)
These common stock equivalents were outstanding during the three months and nine months ended September 27, 2009 and September 28, 2008, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 13. Segment Information

We operate in the following business segments:

Pharmaceutical

●
The Pharmaceutical segment includes products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye diseases and endocrine disorders, among others.

Animal Health

●	The Animal Health segment includes products that prevent and treat diseases in livestock and companion animals.

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income. Certain costs, such as significant impacts of purchase accounting for acquisitions, restructuring charges and acquisition-related costs, and certain significant items, are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues and profit/(loss) by segment for the three months and nine months ended September 27, 2009 and September 28, 2008 follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Sept. 27, 2009		Sept. 28, 2008		Sept. 27, 2009		Sept. 28, 2008

Revenues
Pharmaceutical	$10,677		$10,976		$30,842		$32,933
Animal Health	678		708		1,863		2,042
Corporate/Other(a)	266		289		767		975
Total revenues(b)	$11,621		$11,973		$33,472		$35,950

Segment profit/(loss)(c)
Pharmaceutical	$5,501		$5,335		$15,868		$15,997
Animal Health	187		192		483		512
Corporate/Other(a)	(1,717)	(d)	(2,805)	(f)	(5,528)	(e)	(7,440)	(g)
Total segment profit/(loss)	$3,971		$2,722		$10,823		$9,069

(a)
Corporate/Other includes our gelatin capsules business, our contract manufacturing business and a bulk pharmaceutical chemicals business, and transition activity associated with our former Consumer Healthcare business (sold in December 2006). Corporate/Other under Segment profit/(loss) also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based and all share-based compensation expenses, significant impacts of purchase accounting for acquisitions, acquisition-related costs, intangible asset impairments and costs related to our Pfizer cost-reduction initiatives.

(b)	For the three-and nine-months ended September 28, 2008, includes a $217 million reduction to adjust prior years’ liabilities for product returns.
(c)	Segment profit/(loss) equals Income from continuing operations before provision for taxes on income.
(d)
For the three months ended September 27, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $564 million, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) restructuring charges and implementation costs associated with our Pfizer cost-reduction initiatives of $141 million; (iii) acquisition-related costs of $132 million, primarily related to our acquisition of Wyeth; and (iv) all share-based compensation expense.

(e)
For the nine months ended September 27, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.7 billion, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) acquisition-related costs of $814 million, primarily related to our acquisition of Wyeth; (iii) restructuring charges and implementation costs associated with our Pfizer cost-reduction initiatives of $802 million; and (iv) all share-based compensation expense.

(f)
For the three months ended September 28, 2008, Corporate/Other includes: (i) charges associated with the resolution of certain litigation involving our non-steroidal anti-inflammatory (NSAID) pain medicines of approximately $900 million; (ii) restructuring charges and implementation costs associated with our Pfizer cost-reduction initiatives of $716 million; (iii) significant impacts of purchase accounting for acquisitions of $604 million, including acquired in-process research and development, intangible asset amortization and other charges; (iv) all share-based compensation expense; (v) other restructuring costs of $28 million; and (vi) transition activity associated with our former Consumer Healthcare business ($9 million).

(g)
For the nine months ended September 28, 2008, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $2.5 billion, including acquired in-process research and development, intangible asset amortization and other charges; (ii) restructuring charges and implementation costs associated with our Pfizer cost-reduction initiatives of $2.2 billion; (iii) charges associated with the resolution of certain NSAID litigation of approximately $900 million; (iv) all share-based compensation expense; (v) other restructuring costs of $36 million; and (vi) transition activity associated with our former Consumer Healthcare business ($3 million income).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues for each group of products follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	% Change		Sept. 27, 2009	Sept. 28, 2008	% Change
Pharmaceutical:
Cardiovascular and metabolic diseases	$4,024	$4,537	(11	) %	$11,805	$13,498	(13	) %
Central nervous system disorders	1,504	1,556	(3)		4,314	4,426	(3)
Arthritis and pain	684	768	(11)		1,946	2,279	(15)
Infectious and respiratory diseases	877	989	(11)		2,586	2,920	(11)
Urology	773	820	(6)		2,254	2,369	(5)
Oncology	575	645	(11)		1,657	1,932	(14)
Ophthalmology	444	459	(3)		1,261	1,316	(4)
Endocrine disorders	293	294	(1)		805	857	(6)
All other	811	337	140		2,342	1,714	37
Alliance revenues	692	571	21		1,872	1,622	15
Total Pharmaceutical	10,677	10,976	(3)		30,842	32,933	(6)
Animal Health	678	708	(4)		1,863	2,042	(9)
Other	266	289	(8)		767	975	(21)
Total revenues	$11,621	$11,973	(3)		$33,472	$35,950	(7)

Revenues by geographic area follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	% Change		Sept. 27, 2009	Sept. 28, 2008	% Change
United States(a)	$4,816	$4,901	(2	) %	$14,309	$15,161	(6	) %
Europe(b)	3,555	3,847	(8)		9,860	11,205	(12)
Japan/Asia(c)	1,864	1,779	5		5,438	5,282	3
Canada/Latin America/AFME(d)	1,386	1,446	(4)		3,865	4,302	(10)
Total revenues	$11,621	11,973	(3)		$33,472	$35,950	(7)

(a)	Includes operations in Puerto Rico.
(b)	Includes France, Italy, Spain, Germany, the U.K., Ireland, Northern Europe and Central-South Europe.
(c)	Includes Japan, Australia, Korea, China, Taiwan, Thailand, Singapore and India.
(d)	Includes Canada, South America, Central America, Mexico, Africa and the Middle East.

Note 14. Subsequent Event – Acquisition of Wyeth

A. Description of the Transaction

On October 15, 2009 (the acquisition date), we acquired all of the outstanding equity of Wyeth in a cash-and-stock transaction, valued at approximately $68 billion, in which each share of Wyeth common stock outstanding, with certain limited exceptions, was cancelled and converted into the right to receive $33.00 in cash without interest and 0.985 of a share of Pfizer common stock. The stock component was valued at $17.40 per share of Wyeth common stock based on the closing market price of Pfizer’s common stock on the acquisition date, resulting in a total merger consideration value of $50.40 per share of Wyeth common stock. While Wyeth is now a wholly owned subsidiary of Pfizer, the merger of local Pfizer and Wyeth entities may be pending or delayed in various jurisdictions and integration in these jurisdictions is subject to completion of various local legal and regulatory obligations. We have taken certain actions and incurred certain costs associated with the transaction prior to the acquisition date that are reflected in our financial statements. However, the assets acquired and liabilities assumed from Wyeth, the consideration paid to acquire Wyeth, as well as the results of Wyeth’s operations, are not reflected in our Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 27, 2009.

Wyeth’s core business was the discovery, development, manufacture and sale of prescription pharmaceutical products for humans. Other operations of Wyeth included consumer health care products (over-the-counter products), vaccines, nutritionals and animal health products. With the acquisition of Wyeth, we are now a more diversified health care company, with product offerings in human, animal, and consumer health, including vaccines, biologics, small molecules and nutrition across developed and emerging markets.  The acquisition of Wyeth also strengthens our pipeline of biopharmaceutical development projects to help patients in critical areas, including Alzheimer’s disease, oncology, pain, neuroscience, diabetes and inflammation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Divestiture of Certain Animal Health Assets

We are required to divest certain animal health assets in connection with the regulatory approval process associated with our acquisition of Wyeth.  Certain animal health assets have been divested, and the divestitures of certain other animal health assets are pending or planned. These assets will be accounted for at fair value, less costs to sell.

Guarantee of Certain Wyeth Debt

On October 30, 2009, Pfizer Inc. guaranteed $10.3 billion in aggregate principal amount of certain Wyeth debt. Such debt has a weighted-average maturity in 2021, ranging from 2011 through 2037.  The guarantee is an unconditional and irrevocable guarantee of the prompt payment, when due, of any amounts owed in respect of such debt. It is an unsecured unsubordinated obligation of Pfizer Inc.

B. Fair Value of Consideration Transferred

The table below details the consideration transferred to acquire Wyeth:

(In millions, except per share amounts)	Conversion Calculation	Fair Value	Form of Consideration
Wyeth common stock outstanding as of the acquisition date	1,339.6
Multiplied by Pfizer’s stock price as of the acquisition date multiplied by the exchange ratio of 0.985 ($17.66(a) x 0.985)	$17.40	$23,303	Pfizer common stock (a), (b)

Wyeth common stock outstanding as of the acquisition date	1,339.6
Multiplied by cash consideration per common share outstanding	$33.00	44,208	Cash

Wyeth stock options cancelled for a cash payment(c)		405	Cash

Wyeth restricted stock/restricted stock units and other equity-based awards cancelled for a cash payment		320	Cash

Total fair value of consideration transferred		$68,236

(a)	The fair value of Pfizer’s common stock used in the conversion calculation represents the closing market price of Pfizer’s common stock on the acquisition date.
(b)	Approximately 1.3 billion shares of Pfizer common stock were issued to former Wyeth shareholders.
(c)
Each Wyeth stock option, whether or not vested and exercisable on the acquisition date, was cancelled for a cash payment equal to the excess of the per-share value of the merger consideration (on the basis of the volume-weighted average of the per-share price of Pfizer common stock on the NYSE Transaction Reporting System for the five consecutive trading days ending two days prior to the acquisition date) over the per-share exercise price of the Wyeth stock option.

C. Allocation of Consideration Transferred

The transaction will be accounted for using the acquisition method of accounting under existing U.S. generally accepted accounting principles (GAAP standards). The acquisition method of accounting requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet.

Due to the significant limitations on access to Wyeth information prior to the acquisition date, and the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time.  As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for accounts receivables, pre-acquisition contingencies and goodwill. We will include this information in our 2009 Annual Report on Form 10-K.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D.  Pro Forma Impact of the Transaction

Because the initial accounting for the business combination is incomplete at this time (see Note 14C. Subsequent Event – Acquisition of Wyeth: Allocation of Consideration Transferred), we are unable to provide the pro forma revenues and earnings of the combined entity. We will include this information in our 2009 Annual Report on Form 10-K.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 27, 2009, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 27, 2009, and September 28, 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2009, and September 28, 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 5, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance and Operating Environment. This section, beginning on page 28, provides information about the following: our business; our performance during the third quarter and first nine months of 2009; our operating environment; our strategic initiatives; and our cost-reduction initiatives.

●
Revenues. This section, beginning on page 34, provides an analysis of our products and revenues for the three- and nine- month periods ended September 27, 2009 and September 28, 2008, as well as an overview of important product developments.

●	Costs and Expenses. This section, beginning on page 43, provides a discussion about our costs and expenses.

●	Provision for Taxes on Income. This section, on page 46, provides a discussion of items impacting our tax provision for the periods presented.

●	Adjusted Income. This section, beginning on page 46, provides a discussion of an alternative view of performance used by management.

●
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 50, provides an analysis of our balance sheets as of September 27, 2009 and December 31, 2008 and cash flows for the first nine months of 2009 and 2008, as well as a discussion of our outstanding debt and commitments that existed as of September 27, 2009, and December 31, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund our future activities.

●	Outlook. This section, beginning on page 54, provides a discussion of our expectations for full-year 2009, among other things.

●
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 55, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial results, operations and business plans and prospects. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of Legal Proceedings and Contingencies.

Components of the Condensed Consolidated Statements of Income follow:

	Three Months Ended				Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	Sept. 27, 2009	Sept. 28, 2008	% Change		Sept. 27, 2009	Sept. 28, 2008	% Change
Revenues	$11,621	$11,973	(3	) %	$33,472	$35,950	(7	) %

Cost of sales	1,789	2,122	(16)		4,953	6,397	(23)
% of revenues	15.4%	17.7%			14.8%	17.8%

Selling, informational and administrative expenses	3,282	3,523	(7)		9,508	10,878	(13)
% of revenues	28.2%	29.4%			28.4%	30.3%

Research and development expenses	1,632	1,885	(13)		5,032	5,642	(11)
% of revenues	14.0%	15.7%			15.0%	15.7%

Amortization of intangible assets	594	621	(4)		1,755	2,063	(15)
% of revenues	5.1%	5.2%			5.2%	5.7%

Acquisition-related in-process research and development charges	––	13	(100)		20	567	(96)
% of revenues	––%	0.1%			0.1%	1.6%

Restructuring charges and acquisition-related costs	193	366	(47)		1,206	1,113	8
% of revenues	1.7%	3.1%			3.6%	3.1%

Other (income)/deductions - net	160	721	(78)		175	221	(21)

Income from continuing operations before provision for taxes on income	3,971	2,722	46		10,823	9,069	19
% of revenues	34.2%	22.7%			32.3%	25.2%

Provision for taxes on income	1,092	463	136		2,952	1,251	136

Effective tax rate	27.5%	17.0%			27.3%	13.8%

Income from continuing operations	2,879	2,259	27		7,871	7,818	1
% of revenues	24.8%	18.9%			23.5%	21.7%

Discontinued operations - net of tax	2	25	(90)		6	38	(84)

Net income before allocation to noncontrolling interests	2,881	2,284	26		7,877	7,856	––
% of revenues	24.8%	19.1%			23.5%	21.9%

Less: Net income attributable to noncontrolling interests	3	6	(44)		9	18	(49)
Net income attributable to Pfizer Inc.	$2,878	$2,278	26		$7,868	$7,838	––

% of revenues	24.8%	19.0%			23.5%	21.8%

Earnings per common share - basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.34	26		$1.17	$1.16	1
Discontinued operations - net of tax	––	—	—		––	—	––
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.34	26		$1.17	$1.16	1

Earnings per common share - diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.33	30		$1.16	$1.16	––
Discontinued operations - net of tax	––	0.01	(100)		––	—	––
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.34	26		$1.16	$1.16	––

Cash dividends paid per common share	$0.16	$0.32			$0.64	$0.96

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

On October 15, 2009, we completed our acquisition of Wyeth in a cash-and-stock transaction valued, based on the closing market price of Pfizer’s common stock on that date, at $50.40 per share of Wyeth common stock, or a total of approximately $68 billion. We have taken certain actions and incurred certain costs associated with the transaction prior to the acquisition closing date that are reflected in our financial statements. However, the assets acquired and liabilities assumed from Wyeth, the consideration paid to acquire Wyeth, as well as the results of Wyeth’s operations, are not reflected in our Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 27, 2009. For additional information see the “Our Strategic Initiatives – Strategy and Recent Transactions” and “Costs and Expenses – Acquisition-Related Costs” sections of this MD&A.

Our 2009 Performance

Revenues in the third quarter of 2009 decreased 3% to $11.6 billion compared to the same period in 2008. Revenues in the first nine months of 2009 decreased 7% to $33.5 billion compared to the same period in 2008. The significant human pharmaceutical product, alliance revenue and Animal Health impacts on revenues for the third quarter and first nine months of 2009, compared to the same periods in 2008, are as follows:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 27, 2009 vs. Sept. 28, 2008 Increase/ (decrease)	% Change		Sept. 27, 2009 vs. Sept. 28, 2008 Increase/ (decrease)	% Change
Lipitor(a)	$(289)	(9	) %	$(996)	(11	) %
Norvasc(b)	(74)	(13)		(215)	(13)
Camptosar(b)	(40)	(33)		(175)	(39)
Chantix/Champix(c)	(27)	(15)		(142)	(21)
Zyrtec/Zyrtec D(b)	––	––		(125)	(100)
Celebrex	(23)	(4)		(111)	(6)
Viagra	(43)	(8)		(89)	(6)
Detrol/Detrol LA	(15)	(5)		(56)	(6)
Xalatan/Xalacom	(14)	(3)		(53)	(4)
Sutent	20	9		44	7
Revatio	16	18		78	33
Lyrica	33	5		149	8
Alliance revenues	121	21		250	15
Animal Health	(30)	(4)		(179)	(9)

(a)	Lipitor was unfavorably impacted primarily by foreign exchange, as well as competitive pressures and other factors.
(b)
Zyrtec/Zyrtec D lost U.S. exclusivity in late January 2008, at which time we ceased selling this product. Camptosar lost U.S. exclusivity in February 2008 and in Europe in July 2009. Norvasc lost exclusivity in Japan in July 2008.

(c)
Chantix/Champix has been negatively impacted by changes to its label in 2008 and additional label changes in July 2009 (see “Revenues – Pharmaceutical – Selected Product Descriptions” section of this MD&A).

Foreign exchange unfavorably impacted revenues by approximately $610 million, or 5%, in the third quarter of 2009 and approximately $2.3 billion, or 6%, during the first nine months of 2009, compared to the same periods in 2008. Revenues in the third quarter and first nine months of 2009 compared to the year-ago periods were favorably impacted by a $217 million adjustment in the third quarter and first nine months of 2008 related to prior years’ liabilities for product returns.

In the U.S., revenues decreased 2% in the third quarter of 2009 and 6% in the first nine months of 2009, compared to the same periods in 2008, reflecting, in part, continued generic competition, loss of exclusivity for certain products and increasing managed care pricing pressures and formulary restrictions. International revenues decreased 4% in the third quarter of 2009 and 8% in the first nine months of 2009, compared to the same periods in 2008, reflecting the negative impact of foreign exchange, partially offset by operational growth in these markets.

The impact of rebates in the third quarter of 2009 decreased revenues by approximately $898 million, compared to approximately $825 million in the prior-year third quarter. The impact of rebates in the first nine months of 2009 decreased revenues by approximately $2.8 billion, compared to approximately $2.5 billion for the first nine months of 2008. The increase in rebates in each of the periods was due primarily to the impact of our contracting strategies with both government and non-government entities in the U.S.

For further discussion of our pharmaceutical products and revenues, see the “Revenues – Pharmaceutical Business Revenues” section of this MD&A.

Income from continuing operations for the third quarter of 2009 was $2.9 billion, compared to $2.3 billion in the third quarter of 2008, and $7.9 billion in the first nine months of 2009, compared to $7.8 billion in the first nine months of 2008.

The increases were primarily due to:

●	the after-tax charge of $640 million resulting from agreements to resolve certain litigation involving the Company’s non-steroidal anti-inflammatory (NSAID) pain medicines in the year-ago quarter;

●	lower costs associated with implementing our Pfizer cost reduction initiatives;

●	savings related to our Pfizer cost-reduction initiatives; and

●	lower acquisition-related in-process research and development charges of $20 million in the first nine months of 2009 compared to $567 million in the first nine months of 2008;

partially offset by:

●	the decrease in revenues reflecting, in particular, the unfavorable impact of foreign exchange;

●
the increase in the effective tax rate, net of a $174 million favorable income tax adjustment in the third quarter of 2009, attributable mainly to increased tax costs associated with certain business decisions executed to finance the acquisition of Wyeth as well as the non-recurrence of favorable income tax adjustments that were recorded during the first nine months of 2008;

●
higher interest expense, mainly due to the issuance of approximately $24 billion in senior unsecured notes in the first half of 2009 to partially finance the acquisition of Wyeth, as well as lower interest income; and

●	costs incurred in connection with the Wyeth acquisition.

We have made significant progress with our Pfizer cost-reduction initiatives, launched in early 2005, which are broad-based, company-wide efforts to improve performance and efficiency (see further discussion in the “Our Cost-Reduction Initiatives” section of this MD&A).

During the first nine months of 2009, we expensed Acquisition-related in-process research and development charges (IPR&D) of $20 million related to a 2008 acquisition (see further discussion in the “Our Strategic Initiatives – Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A). As a result of adopting the provisions of a new accounting standard issued by the Financial Accounting Standards Board (FASB) related to business combinations, beginning January 1, 2009, IPR&D related to acquisitions after adoption will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. No acquisitions were consummated in the first nine months of 2009.

Our Operating Environment

General Economic Conditions

While the global recession has affected our business, the impact so far has been consistent with the expectations reflected in our financial guidance for 2009 (see the “Outlook” section of this MD&A). The impact on our human pharmaceutical business has been largely in the U.S. market, affecting products such as Lipitor, Celebrex and Lyrica. Health insurers and benefit plans continue to impose formulary restrictions in favor of generics. We believe that patients, experiencing the effects of the weak economy and facing increases in co-pays, are sometimes switching to generics, delaying treatments or skipping doses to reduce their costs. The recession has also increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs. Our Animal Health business also has been impacted by the recession, which has adversely affected global spending on veterinary care.

Despite the challenging financial markets, Pfizer maintains a strong financial position. We have a strong balance sheet and excellent liquidity that provides us with financial flexibility. Our long-term debt is rated high quality and investment grade by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, investment-grade available-for-sale debt securities. As a result, we continue to believe that we have the ability to meet our financing needs for the foreseeable future (see further discussion in the “Financial Condition, Liquidity and Capital Resources” section of this MD&A).

Industry-Specific Challenges

In addition to general economic conditions, we and other pharmaceutical companies continue to face significant industry-specific challenges in a profoundly changing business environment, as explained more fully in Pfizer’s Annual Report on Form 10-K for the year ended December 31, 2008. Industry-wide factors, including pharmaceutical product pricing and access, intellectual property rights, product competition, the regulatory environment, pipeline productivity and the changing business environment, can significantly impact our operations. In order to meet these challenges and capitalize on opportunities in the marketplace, we have taken, and continue to take steps to change the way we operate our Pharmaceutical and other operations.

Effective January 1, 2009, we changed our operating model within the Pharmaceutical segment, which during the first nine months of 2009 was comprised of five customer-focused units—Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets—with clear, single points of accountability to enable the segment to more effectively anticipate and respond to the diverse needs of physicians, customers and patients. As in the past, the Pharmaceutical segment continues to be managed inclusive of our research and manufacturing organizations and supported by administrative functions.

Generic competition and patent expirations significantly impact our business. We lost exclusivity for Camptosar in the U.S. in February 2008 and in Europe in July 2009 and for Norvasc in the U.S. in March 2007 and in Japan in July 2008. As expected, significant revenue declines followed. Zyrtec/Zyrtec D lost its U.S. exclusivity in late January 2008, at which time we ceased selling this product. Lipitor began to face competition in the U.S. in 2006 from generic pravastatin (Pravachol) and generic simvastatin (Zocor), in addition to other competitive pressures. The volume of patients who start on or switch to generic simvastatin continues to negatively impact Lipitor prescribing trends, particularly in the managed-care environment. Generic competition is also adversely impacting revenues in the U.S. for certain other products, including Celebrex and Lyrica.

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

Our Strategic Initiatives – Strategy and Recent Transactions

Acquisitions, Licensing and Collaborations

We are committed to capitalizing on new growth opportunities by advancing our new-product pipeline and maximizing the value of our in-line products, as well as through opportunistic licensing, co-promotion agreements and acquisitions. Our business-development strategy targets a number of growth opportunities, including biologics, vaccines, oncology, diabetes, Alzheimer’s disease, inflammation/immunology, pain, psychoses (schizophrenia) and other products and services that seek to provide valuable healthcare solutions. Some of our more significant business-development transactions during the first nine months of 2009 and 2008 are described below:

●
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

●
In the second quarter of 2008, we acquired Encysive Pharmaceuticals Inc. (Encysive), a biopharmaceutical company whose main asset is Thelin, which is used for the treatment of pulmonary arterial hypertension. The cost of acquiring Encysive, through a tender offer and subsequent merger, was approximately $200 million, including transaction costs. Upon our acquisition of Encysive, Encysive's change of control repurchase obligations under its outstanding $130 million 2.5% convertible notes were triggered and, as a result, Encysive repurchased the convertible notes in consideration for their par value plus accrued interest in June 2008. In addition, in the second quarter of 2008, we acquired Serenex, Inc. (Serenex), a privately held biotechnology company, whose main asset is SNX-5422, an oral Heat Shock Protein 90 (Hsp90) for the potential treatment of solid tumors and hematological malignancies and an extensive Hsp90 inhibitor compound library, which has potential uses in treating cancer, inflammatory and neurodegenerative diseases. In connection with these acquisitions, through third-quarter 2008, we recorded approximately $170 million in Acquisition-related in-process research and development charges and approximately $450 million in intangible assets.

●
In the first quarter of 2008, we acquired CovX, a privately held biotherapeutics company specializing in preclinical oncology and metabolic research and the developer of a biotherapeutics technology platform. Also in the first quarter of 2008, we acquired all the outstanding shares of Coley Pharmaceutical Group, Inc. (Coley), a biopharmaceutical company specializing in vaccines and drug candidates designed to fight cancers, allergy and asthma disorders, and autoimmune diseases, for approximately $230 million. In connection with these and two smaller acquisitions related to Animal Health, we recorded approximately $398 million in Acquisition-related in-process research and development charges in the first nine months of 2008. In the first nine months of 2009, we resolved a contingency associated with CovX and recorded $20 million in Acquisition-related in-process research and development charges.

The following transactions were not completed as of the end of the third quarter of 2009, and our consolidated financial statements as of September 27, 2009 do not assume their completion. However, we have incurred certain costs related to the acquisition of Wyeth that are reflected in our financial statements:

●
On October 15, 2009 (the acquisition date), we acquired all of the outstanding equity of Wyeth in a cash-and-stock transaction, valued at approximately $68 billion, in which each share of Wyeth common stock outstanding, with certain limited exceptions, was cancelled and converted into the right to receive $33.00 in cash without interest and 0.985 of a share of Pfizer common stock. The stock component was valued at $17.40 per share of Wyeth common stock based on the closing market price of Pfizer’s common stock on the acquisition date, resulting in a total merger consideration value of $50.40 per share of Wyeth common stock. While Wyeth is now a wholly owned subsidiary of Pfizer, the merger of local Pfizer and Wyeth entities may be pending or delayed in various jurisdictions and integration in these jurisdictions is subject to completion of various local legal and regulatory obligations. We have taken certain actions and incurred certain costs associated with the transaction prior to the acquisition date that are reflected in our financial statements. However, the assets acquired and liabilities assumed from Wyeth, the consideration paid to acquire Wyeth, as well as the results of Wyeth’s operations, are not reflected in our Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 27, 2009.

Wyeth’s core business was the discovery, development, manufacture and sale of prescription pharmaceutical products for humans. Other operations of Wyeth included consumer health care products (over-the-counter products), vaccines, nutritionals and animal health products. With the acquisition of Wyeth, we are now a more diversified health care company, with product offerings in human, animal, and consumer health, including vaccines, biologics, small molecules and nutrition across developed and emerging markets.  The acquisition of Wyeth also strengthens our pipeline of biopharmaceutical development projects to help patients in critical areas, including Alzheimer’s disease, oncology, pain, neuroscience, diabetes and inflammation.

We were required to divest certain animal health assets in connection with the regulatory approval process associated with our acquisition of Wyeth.  As a result, in October 2009 we sold certain products, research and manufacturing facilities located primarily in Fort Dodge, Iowa, as well as related assets and intellectual property, primarily from Wyeth’s Fort Dodge Animal Health portfolio in the U.S. and Canada to Boehringer Ingelheim (BI). The products primarily included cattle and small animal vaccines and some animal health pharmaceuticals.  BI also acquired certain animal health assets in other jurisdictions, including companion animal vaccines in Australia, and cattle vaccines in South Africa, all of which are primarily manufactured at the Fort Dodge, Iowa site. BI has agreed to acquire certain cattle vaccines in the European Union, pending approval from the European Commission. In the European Union, Switzerland, Mexico, China, and Australia, in connection with the regulatory approval process associated with our acquisition of Wyeth, we are also required to divest certain other animal health assets for which we have not yet identified a buyer.  It is possible that additional divestitures of animal health assets may be required based on ongoing regulatory reviews in other jurisdictions worldwide.

Due to the significant limitations on access to information relating to Wyeth prior to the acquisition date, and the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time.  We will include this information in our 2009 Annual Report on Form 10-K. Additional information, such as the unaudited pro forma condensed combined financial statements of Pfizer and Wyeth as of and for the six months ended June 28, 2009 and for the year ended December 31, 2008, can be found in Pfizer’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 21, 2009.

Also, for additional information, see Note 14. Subsequent Event – Acquisition of Wyeth in the Notes to the Condensed Consolidated Financial Statements.

●
On April 16, 2009, we announced that we entered into an agreement with GlaxoSmithKline plc (GSK) to create a new company focused solely on research, development and commercialization of HIV medicines.  The transaction closed on October 30, 2009 and the new company, ViiV Healthcare Limited (ViiV) began operations on November 2, 2009.  We and GSK have contributed or will contribute certain product and pipeline assets to the new company. ViiV has a broad product portfolio of 11 marketed products, including innovative leading therapies such as Combivir and Kivexa products and Selzentry/Celsentri (maraviroc).  ViiV has a pipeline of six innovative and targeted medicines, including four compounds in Phase 2 development.  ViiV has contracted research and development (R&D) and manufacturing services directly from GSK and us and has also entered into a new research alliance agreement with GSK and us. Under this new alliance, ViiV will invest in our and GSK’s programs for discovery research and development into HIV medicines.  ViiV has exclusive rights of first negotiation in relation to any new HIV-related medicines developed by either GSK or us. We initially hold a 15% equity interest and GSK holds an 85% equity interest.  The equity interests will be adjusted in the event that specified sales and regulatory milestones are achieved. Our equity interest in ViiV could vary from 9% to 30.5%, and GSK’s equity interest could vary from 69.5% to 91%, depending upon the milestones achieved with respect to the original pipeline assets contributed by us and by GSK to ViiV. Each company may also be entitled to preferential dividend payments to the extent that specific sales thresholds are met in respect of the marketed products and pipeline assets originally contributed. We will account for our interest in ViiV as an equity method investment.

Our Cost-Reduction Initiatives

We acquired Wyeth on October 15, 2009, and, as a result, we are focusing on the cost structure of the combined company. Through the integration of Wyeth, which began on the day after the acquisition date, and our Pfizer cost-reduction initiatives, we expect to generate significant cost reductions for the combined company.

Overall, we expect to achieve total annual cost savings of approximately $6 billion by the end of 2012. These targeted savings include $2 billion in net cost reductions from Pfizer cost-reduction initiatives, of which we have achieved approximately $950 million through September 27, 2009, and an additional $4 billion in expected synergies related to the integration of Wyeth.

We have incurred and will continue to incur costs associated with these cost-reduction activities and estimate that these costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred $2.3 billion through September 27, 2009. These costs will be expensed as incurred.

We expect to achieve these cost savings through:

●
the closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities;

●	workforce reductions and other organizational changes;

●	the increased use of shared services; and

●	procurement savings.

Pfizer Cost-Reduction Initiatives

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

On January 26, 2009, we announced the implementation of a new Pfizer cost-reduction initiative that we anticipate will achieve a reduction in adjusted total costs of approximately $3 billion, on a constant currency basis at 2008 exchange rates, by the end of 2011, compared with our 2008 adjusted total costs. We plan to reinvest approximately $1 billion of these savings in the business, resulting in an expected $2 billion net decrease compared to our 2008 adjusted total costs. As stated above, these targeted savings will now be considered in the context of the newly combined company for a total target of $6 billion in reductions by the end of 2012. For an understanding of Adjusted income, see the “Adjusted income” section of this MD&A.

As part of the Pfizer cost-reduction initiative announced in January 2009, and without consideration of synergies expected to be achieved in connection with the Wyeth acquisition, we intend to reduce our total worldwide workforce by approximately 10% from the year-end 2008 level. Reductions span sales, manufacturing, research and development, and administrative organizations. In the third quarter of 2009, we reduced our workforce by approximately 1,100 employees and, in the first nine months of 2009, we reduced our workforce by approximately 6,500 employees. These declines were net of new employees hired in expanding areas of our business. We also intend to reduce our facilities square footage by approximately 15%. We expect to incur costs related to this cost-reduction initiative of approximately $5.5 billion, pre-tax, of which $1.5 billion was recorded in 2008. During the third quarter of 2009, we incurred costs related to this cost-reduction initiative of $141 million and, in the first nine months of 2009, we incurred costs related to this cost-reduction initiative of $802 million. For additional details on amounts incurred related to our cost-reduction initiatives, see the “Costs and Expenses – Cost-Reduction Initiatives” section of this MD&A.

Projects related to Pfizer cost-reduction initiatives, without consideration of any impacts in connection with the acquisition of Wyeth, in various stages of implementation include:

Pfizer Global Research and Development (PGRD)
●
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

We continue to focus on reduced cycle time and improved compound survival in the drug discovery and development process. Over the next two years, our goal, without consideration of any impacts in connection with the acquisition of Wyeth, is to realize a 25% to 33% reduction in cycle time in the period from Final Approved Protocol to Last Subject-First Visit, as new processes and procedures are adopted for newly initiated Phase 2, 3 and 4 clinical trials. In the past couple of years, a number of steps have been taken to improve compound survival, such as rigorous analyses of the successful and unsuccessful projects in the entire portfolio, to ensure that results are captured and applied to ongoing programs and to portfolio decisions.

Pfizer Global Manufacturing (PGM)
●
Supply Network Transformation - We are transforming our global manufacturing network into a global strategic supply network, consisting of our internal network of plants together with strategic external manufacturers, and including purchasing, packaging and distribution. As of the end of the third quarter of 2009, we have reduced our internal network of plants from 93 in 2003 to 43, which includes the acquisition of seven plants and the sites sold in 2006 as part of our Consumer Healthcare business. We plan to reduce our internal network of plants, without consideration of plants acquired in the Wyeth acquisition, around the world to 41, resulting in a more focused, streamlined and competitive manufacturing operation, with less than 50% of our former internal plants and more than 53% fewer manufacturing employees, compared to 2003. As part of the transformation to a global strategic supply network, we currently expect to increase outsourced manufacturing from approximately 24% of our products, on a cost basis, to approximately 30% over the next two years, without consideration of products acquired in the Wyeth acquisition.

Worldwide Pharmaceutical Operations (WPO)
●
Reorganization of our Field Force - As part of Pfizer’s overall restructuring into smaller, more focused business units, we have changed our global field force operations to enable us to adapt to changing market dynamics and respond to local customer needs more quickly and with more flexibility. This process, which began in 2007, is generating savings from de-layering, eliminating duplicative work, and utilizing our sales representatives more efficiently through targeted deployment, offset modestly by increased investment in certain emerging markets. Between 2004 and the end of the third quarter of 2009, we reduced our global field force by approximately 21%, with approximately 19% of the total reductions occurring since the beginning of 2007.

REVENUES

Worldwide revenues by segment and geographic area for the third quarter and first nine months of 2009 and 2008 follow:

									% Change in Revenues
									World-		Inter-
	Worldwide		U.S.		International				wide	U.S.	national
	Sept. 27,	Sept. 28,	Sept. 27,	Sept. 28,	Sept. 27,		Sept. 28,
(millions of dollars)	2009	2008	2009	2008	2009		2008		09/08	09/08	09/08
Three Months Ended:
Pharmaceutical	$10,677	$10,976	$4,448	$4,518	$6,229		$6,458		(3)	(2)	(4)
Animal Health	678	708	294	303	384		405		(4)	(3)	(5)
Other	266	289	74	80	192		209		(8)	(8)	(8)
Total revenues	$11,621	$11,973	$4,816	$4,901	$6,805	(a)	$7,072	(a)	(3)	(2)	(4)
Nine Months Ended:
Pharmaceutical	$30,842	$32,933	$13,347	$14,024	$17,495		$18,909		(6)	(5)	(7)
Animal Health	1,863	2,042	749	812	1,114		1,230		(9)	(8)	(9)
Other	767	975	213	325	554		650		(21)	(34)	(15)
Total revenues	$33,472	$35,950	$14,309	$15,161	$19,163	(b)	$20,789	(b)	(7)	(6)	(8)

(a)	Includes revenues from Japan of $968 million (8.3% of total revenues) for the third quarter of 2009, and $899 million (7.5% of total revenues) for the third quarter of 2008.
(b)	Includes revenues from Japan of $3.0 billion (8.9% of total revenues) for the first nine months of 2009, and $2.7 billion (7.5% of total revenues) for the first nine months of 2008.

Worldwide revenues by segment, and by business unit within the Pharmaceutical segment, for the third quarter and first nine months of 2009 and 2008 follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	% Change		Sept. 27, 2009	Sept. 28, 2008	% Change
Pharmaceutical:
Primary care	$5,511	$5,769	(4	) %	$15,968	$17,044	(6	) %
Specialty care	1,573	1,529	3		4,452	4,376	2
Oncology	371	389	(5)		1,073	1,194	(10)
Established products	1,618	1,834	(12)		4,867	5,713	(15)
Emerging markets	1,604	1,672	(4)		4,482	4,823	(7)
Returns adjustment	––	(217)	*		––	(217)	*
Total Pharmaceutical	10,677	10,976	(3)		30,842	32,933	(6)
Animal Health	678	708	(4)		1,863	2,042	(9)
Other	266	289	(8)		767	975	(21)
Total revenues	$11,621	$11,973	(3)		$33,472	$35,950	(7)

*	Calculation not meaningful

Pharmaceutical Business Revenues

Worldwide Pharmaceutical revenues decreased 3% for the third quarter of 2009 and 6% for the first nine months of 2009, primarily due to:

●
the strengthening of the U.S. dollar relative to other currencies, primarily the euro, U.K. pound, Canadian dollar, Australian dollar and Brazilian real, which unfavorably impacted Pharmaceutical revenues by approximately $555 million, or 5%, in the third quarter of 2009 and by approximately $2.1 billion, or 6%, in the first nine months of 2009;

●
an operational decrease in worldwide revenues for Lipitor of $137 million in the third quarter of 2009 and $394 million in the first nine months of 2009, primarily resulting from competitive pressures from generics, among other factors;

●
an aggregate decrease in revenues for Norvasc and Camptosar of $114 million in the third quarter of 2009 and for Norvasc, Camptosar and Zyrtec/Zyrtec D of $515 million in the first nine months of 2009, due to the loss of Norvasc exclusivity in Japan in July 2008, the loss of exclusivity of Camptosar in the U.S. in February 2008 and in Europe in July 2009, and the loss of U.S. exclusivity and cessation of selling of Zyrtec/Zyrtec D in January 2008; and

●
a decrease in worldwide revenues for Chantix/Champix of $27 million in the third quarter of 2009 and $142 million in the first nine months of 2009, primarily resulting from changes to the Chantix label during 2008 and in July 2009, among other factors;

partially offset by:

●	solid operational performance from certain products, including Lyrica and Sutent, and higher alliance revenues; and

●	a $217 million adjustment in the third quarter and first nine months of 2008 related to the prior years’ liabilities for product returns.

Geographically,

●
in the U.S., Pharmaceutical revenues decreased 2% in the third quarter of 2009 primarily due to lower sales of Lipitor, Celebrex and Lyrica and 5% in the first nine months of 2009, primarily due to lower sales of Lipitor and Celebrex, compared to the respective year-ago periods, as a result of continued generic pressures. Revenues also were adversely affected by the loss of exclusivity of Camptosar and Zyrtec/Zyrtec D, lower sales of Chantix following the changes to the product label, increased rebates as a result of the impact of certain contract changes, and increased pricing pressures. These factors were partially offset by the solid performance from certain products, including Revatio, Xalatan and Sutent, and higher alliance revenue in the third quarter and first nine months of 2009; and

●
in our international markets, Pharmaceutical revenues decreased 4% in the third quarter of 2009 and 7% in the first nine months of 2009, compared to the same periods of 2008, primarily due to the unfavorable impact of foreign exchange on international revenues of $555 million, or 9%, in the third quarter of 2009 and $2.1 billion, or 11%, in the first nine months of 2009, and lower sales of Norvasc, Camptosar and Viagra, partially offset by operational growth from certain products, including Lipitor, Lyrica, Zyvox, Vfend and Sutent, and higher alliance revenues.

During the third quarter of 2009, international Pharmaceutical revenues represented 58.3% of total Pharmaceutical revenues, compared to 58.8% in the third quarter of 2008. During the first nine months of 2009, international Pharmaceutical revenues represented 56.7% of total Pharmaceutical revenues, compared to 57.4% in the first nine months of 2008.

Effective August 14, 2009 and January 3, 2009, we increased the published prices for certain U.S. pharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

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

Rebates under Medicaid and related state programs reduced revenues by $133 million in the third quarter of 2009, compared to $113 million in the third quarter of 2008, and by $441 million in the first nine months of 2009, compared to $356 million in the first nine months of 2008. The increases in rebates under Medicaid and related state programs were due primarily to increased rates for certain products and a favorable adjustment recorded in the first nine months of 2008 to adjust for the estimated impact of the Deficit Reduction Act.

Rebates under Medicare reduced revenues by $209 million in the third quarter of 2009, compared to $201 million in the third quarter of 2008, and by $653 million in the first nine months of 2009, compared to $623 million in the first nine months of 2008, due primarily to increased rebates for certain products.

Performance-based contract and other rebates reduced revenues by $556 million in the third quarter of 2009, compared to $510 million in the third quarter of 2008, and by $1.7 billion in the first nine months of 2009, compared to $1.5 billion in the first nine months of 2008. The increases in performance-based contract and other rebates were due primarily to the impact of certain contract changes which resulted in increased rates related to Lipitor. These contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products. Rebates are product-specific and, therefore, for any given period are impacted by the mix of products sold.

Chargebacks (primarily reimbursements to wholesalers for honoring contracted prices to third parties) reduced revenues by $495 million in the third quarter of 2009, compared to $431 million in the third quarter of 2008, and by $1.5 billion in the first nine months of 2009, compared to $1.4 billion in the first nine months of 2008. The increases in chargebacks were due primarily to increased sales that are subject to chargebacks in addition to increased competitive pricing factors.

Our accruals for Medicaid and related state programs rebates, Medicare rebates, performance-based contract and other rebates and chargebacks totaled $1.8 billion as of September 27, 2009, an increase from $1.6 billion as of December 31, 2008, due primarily to the impact of certain contract changes and increased pricing pressures.

Pharmaceutical – Selected Product Revenues

Revenue information for several of our major Pharmaceutical products follows:

(millions of dollars)		Three Months Ended			Nine Months Ended
Product+	Primary Indications	Sept. 27, 2009	% Change From 2008		Sept. 27, 2009	% Change From 2008
Cardiovascular and
metabolic diseases:
Lipitor	Reduction of LDL cholesterol	$2,853	(9	) %	$8,259	(11	) %
Norvasc	Hypertension	488	(13)		1,487	(13)
Chantix/Champix	An aid to smoking cessation	155	(15)		524	(21)
Caduet	Reduction of LDL cholesterol and hypertension	130	(12)		392	(11)
Cardura	Hypertension/Benign prostatic hyperplasia	109	(14)		330	(13)
Revatio	Pulmonary arterial hypertension	111	18		319	33
Central nervous
system disorders:
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	708	5		2,020	8
Geodon/Zeldox	Schizophrenia and acute manic or mixed episodes associated with bipolar disorder	252	(2)		713	(3)
Zoloft	Depression and certain anxiety disorders	128	(5)		368	(10)
Aricept(a)	Alzheimer’s disease	108	(17)		311	(12)
Neurontin	Epilepsy and post-herpetic neuralgia	82	(20)		242	(18)
Relpax	Migraine headaches	81	(2)		234	(2)
Xanax/Xanax XR	Anxiety/Panic disorders	81	(11)		230	(14)
Arthritis and pain:
Celebrex	Arthritis pain and inflammation, acute pain	602	(4)		1,714	(6)
Infectious and
respiratory diseases:
Zyvox	Bacterial infections	271	(3)		811	(2)
Vfend	Fungal infections	196	3		555	1
Zithromax/Zmax	Bacterial infections	85	(7)		299	(7)
Diflucan	Fungal infections	93	(1)		244	(13)
Urology:
Viagra	Erectile dysfunction	466	(8)		1,343	(6)
Detrol/Detrol LA	Overactive bladder	283	(5)		845	(6)
Oncology:
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	246	9		671	7
Aromasin	Breast cancer	123	1		347	1
Camptosar	Metastatic colorectal cancer	82	(33)		276	(39)
Ophthalmology:
Xalatan/Xalacom	Glaucoma and ocular hypertension	436	(3)		1,238	(4)
Endocrine disorders:
Genotropin	Replacement of human growth hormone	232	3		636	(5)
All other:
Zyrtec/Zyrtec D	Allergies	––	––		––	(100)
Alliance revenues:
Aricept, Exforge, Rebif and Spiriva	Alzheimer’s disease (Aricept), chronic obstructive pulmonary disease (Spiriva), multiple sclerosis (Rebif) and hypertension (Exforge)	692	21		1,872	15

+	Revenues are presented by therapeutic area.
Certain amounts and percentages may reflect rounding adjustments.
(a)	Represents direct sales under license agreement with Eisai Co., Ltd.

Pharmaceutical – Selected Product Descriptions:

●
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol and the best-selling prescription pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $2.9 billion or a decrease of 9% in the third quarter of 2009 and $8.3 billion or a decrease of 11% in the first nine months of 2009, compared to the same periods in 2008. These results in part reflect the negative impact of foreign exchange, which decreased revenues by $153 million, or 5%, in the third quarter of 2009, and $603 million, or 6%, in the first nine months of 2009, compared to the same periods in 2008. In the U.S., revenues were $1.4 billion or a decrease of 12% in the third quarter of 2009 and $4.1 billion or a decrease of 12% in the first nine months of 2009, compared with the same periods in 2008. Internationally, Lipitor revenues were $1.5 billion or a decrease of 6% in the third quarter of 2009 and $4.1 billion or a decrease of 9% in the first nine months of 2009, compared to the same periods in 2008. The unfavorable impact of foreign exchange more than offset operational growth of 3% in international markets in the third quarter of 2009 and 4% in the first nine months of 2009, compared to the same periods last year.

The decrease in Lipitor worldwide revenues in the third quarter and first nine months of 2009 compared to the same periods in 2008 was driven by a combination of factors, including the following:

●	primarily, the unfavorable impact of foreign exchange; as well as

●	the impact of an intensely competitive lipid-lowering market with competition from multi-source generics and branded products in the U.S.;

●	increased payer pressure in the U.S.; and

●
slower growth in the lipid-lowering market, due in part to a slower rate of growth in the Medicare Part D population and, reflecting the global recession, heightened overall patient cost-sensitivity in the U.S. and adoption of non-prescription treatment options;

partially offset by:

●	operational growth internationally.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lipitor.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc has also experienced patent expirations in most other major markets, including Japan in July 2008. Norvasc worldwide revenues decreased by 13% in both the third quarter and in the first nine months of 2009 compared to the same periods in 2008.

●
Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, has been launched in all major markets. Chantix/ Champix worldwide revenues decreased 15% in the third quarter of 2009 and 21% in the first nine months of 2009, compared to the same periods in 2008. Year-to-date revenues for Chantix have declined compared to last year following the changes to the product’s label and other factors. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

In January 2008, we added a warning to Chantix’s label that patients who are taking Chantix should be observed by a physician for neuropsychiatric symptoms. In May 2008, we updated the Chantix label to provide further guidance about the safe use of Chantix. The updated label advises that patients should stop taking Chantix and contact their healthcare provider immediately if agitation, depressed mood or changes in behavior that are not typical for them are observed, or if they develop suicidal thoughts or suicidal behavior.

In July 2009, we further updated the Chantix label to highlight reports of serious neuropsychiatric events in a boxed warning; updated the warning about reports of neuropsychiatric symptoms and suicidality; added warnings about reports of allergic reactions and serious skin reactions; and updated precautionary information about driving or operating machinery to include details about reports of accidental injury. The boxed warning about reports of serious neuropsychiatric events was also added to the labels of prescription smoking-cessation aids produced by other pharmaceutical companies. Additionally, the boxed warning communicates that the health benefits of quitting smoking are immediate and substantial, the risk of Chantix should be weighed against the benefit of its use, and that Chantix has been demonstrated to increase the likelihood of quitting for as long as one year compared to placebo. These updates will help further enhance discussions between physicians and patients about the benefits and risks of Chantix.

●
Caduet, a single-pill therapy combining Norvasc and Lipitor, recorded decreases in worldwide revenues of 12% in the third quarter of 2009 and 11% in the first nine months of 2009, compared to the same periods in 2008, primarily due to increased generic competition as well as an overall decline in U.S. hypertension market volume.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Caduet.

●
Revatio, for the treatment of pulmonary arterial hypertension, recorded an increase in worldwide revenues of 18% in the third quarter of 2009 and 33% in the first nine months of 2009, compared to the same periods in 2008, primarily due to the recent FDA approval of enhanced labeling and market trends toward earlier diagnosis and treatment.

●
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) outside the U.S., recorded increases in worldwide revenues of 5% in the third quarter of 2009 and 8% in the first nine months of 2009, compared to the same periods in 2008. In the U.S., revenues have been adversely affected by increased generic competition as well as managed care pricing and formulary pressures.

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

●
Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia and acute manic or mixed episodes associated with bipolar disorder. Geodon recorded decreases in worldwide revenues of 2% in the third quarter of 2009 and 3% in the first nine months of 2009, compared to the same periods in 2008, due to increased generic competition, slow growth in the antipsychotic market in the U.S., as well as the unfavorable impact of foreign exchange.

●
Celebrex, a treatment for the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults, experienced a decrease in worldwide revenues of 4% in the third quarter of 2009 and 6% in the first nine months of 2009, compared to the same periods in 2008, due to increased generic competition. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain product litigation relating to Celebrex.

●
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). MRSA remains a serious and growing threat in hospitals and the community. Zyvox is an excellent first-line choice for the treatment of adults and children with complicated skin and skin structure infections and hospital-acquired pneumonia due to known or suspected MRSA. Zyvox is the only FDA-approved agent for MRSA that offers intravenous and oral formulations for these indications. Its unique mechanism of action makes cross-resistance unlikely. Zyvox worldwide revenues decreased 3% in the third quarter of 2009 and 2% in the first nine months of 2009, compared to the same periods in 2008, mainly due to a decrease in the number of patients treated for pneumonia and to increased generic competition in the U.S. as well as competition from recently launched agents in certain high-volume international markets such as the U.K.

●
Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra worldwide revenues declined 8% in the third quarter of 2009 and 6% in the first nine months of 2009, compared to the same periods in 2008. In the U.S., revenues decreased 1% in the third quarter of 2009 and increased 6% in the first nine months of 2009, compared to the same periods in 2008. Internationally, Viagra revenues decreased by 14% in the third quarter of 2009 and 17% in the first nine months of 2009, compared to the same periods in 2008, due primarily to the unfavorable impact of foreign exchange.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 5% in the third quarter of 2009 and 6% in the first nine months of 2009, compared to the same periods in 2008, primarily due to increased competition from other branded medicines.

●
Sutent, for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma, and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate, was launched in the U.S. in January 2006. It has now been launched in all major markets. Sutent worldwide revenues increased 9% in the third quarter of 2009 and 7% in the first nine months of 2009, compared to the same periods in 2008. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC – including 2-year survival data, which represents the first time overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through access and health care coverage. As of September 27, 2009, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

●
Camptosar, indicated as first-line therapy for metastatic colorectal cancer in combination with 5-fluorouracil and leucovorin, lost exclusivity in the U.S. in February 2008 and major European countries in July 2009. It is also indicated for patients in whom metastatic colorectal cancer has recurred or progressed following initial fluorouracil-based therapy. Camptosar is for intravenous use only. Camptosar worldwide revenues decreased 33% in the third quarter of 2009 and 39% in the first nine months of 2009, compared to the same periods in 2008, primarily as a result of the loss of exclusivity.

●
Xalatan, a prostaglandin, is the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension. Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol), is available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 3% in the third quarter of 2009 and 4% in the first nine months of 2009, compared to the same periods in 2008, due to the unfavorable impact of foreign exchange.

●
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues increased 3% in the third quarter of 2009 and decreased 5% in the first nine months of 2009.  The unfavorable impact of foreign exchange was more than offset by the operational revenue increases in the third quarter of 2009 and partially offset by the operational revenue increases in the first nine months of 2009, compared to the same periods in 2008.

●
Vfend, as the only branded agent available in intravenous and oral forms, continues to build on its position as the best-selling systemic, antifungal agent worldwide. Vfend’s overall global sales continue to be driven by its acceptance as an excellent broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues increased 3% in the third quarter of 2009 and 1% in the first nine months of 2009, compared to the same periods in 2008.

See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Vfend.

●
Alliance Revenues increased 21% in the third quarter of 2009 and 15% in the first nine months of 2009, compared to the same periods last year. The growth was due to the strong performance of Aricept, Spiriva and Rebif.

Animal Health

Our Animal Health business is one of the largest in the world. Revenues from our Animal Health business follow:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	% Change		Sept. 27, 2009	Sept. 28, 2008	% Change

Livestock products	$417	$436	(4	) %	$1,102	$1,251	(12	) %
Companion animal products	261	272	(4)		761	791	(4)
Total Animal Health	$678	$708	(4)		$1,863	$2,042	(9)

Animal Health revenues decreased 4% in the third quarter of 2009, compared to the same period last year, primarily due to the unfavorable impact of foreign exchange of 6% and decreased 9% in the first nine months of 2009, compared to the same period in 2008, due to the unfavorable impact of foreign exchange. In addition, year-to-date revenues were impacted by:

●	the global recession, which negatively affected global spending on veterinary care;

●	historically low milk prices, which have hurt the profitability of dairy farmers and negatively impacted our livestock business; and

●	a planned change in terms with U.S. distributors resulting in an anticipated, one-time reduction in U.S. distributor inventories in the first quarter of 2009.

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

We remain on track to achieve the 2008-2009 R&D goals that we announced in March 2008. We now expect to advance 15 new molecular entities and new indications to Phase 3 during the 2008-2009 period. We continue to expect to have a total of 24 to 28 programs in Phase 3 by the end of 2009. Early in 2010, we plan to update our target range for regulatory submissions during the 2010-2012 period to reflect the Wyeth acquisition.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan.

Pending U.S. New Drug Applications (NDAs) and Supplemental Filings:

Product	Indication	Date Submitted

Genotropin	Adult growth hormone deficiency (Mark VII multidose disposable device)	October 2009

Celebrex	Chronic Pain	August 2009

Lyrica	Adjunctive treatment for generalized anxiety disorder Generalized anxiety disorder – Monotherapy	July 2009 June 2009

Selzentry (maraviroc)	HIV in treatment-naïve patients	December 2008

Geodon	Maintenance treatment of bipolar mania	December 2008

Geodon	Treatment of bipolar mania – Pediatric filing	October 2008

Fablyn (lasofoxifene)	Treatment of osteoporosis	December 2007

Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007

Zmax	Treatment of bacterial infections—sustained release—acute otitis media and sinusitis – Pediatric filing	November 2006

Vfend	Treatment of fungal infections – Pediatric filing	June 2005

Thelin	Treatment of pulmonary arterial hypertension	May 2005

In June 2009, we resubmitted a data package to the FDA for Lyrica for the treatment of generalized anxiety disorder (GAD) monotherapy in response to a “not-approvable” letter issued by the FDA in August 2004.

On April 16, 2009, we announced that we entered into an agreement with GlaxoSmithKline plc (GSK) to create a new company focused solely on research, development and commercialization of HIV medicines.  The transaction closed on October 30, 2009 and the new company, ViiV began operations on November 2, 2009.  We have contributed Selzentry/Celsentri (maraviroc), among other assets, to ViiV (see further discussion in the “Our Strategic Initiatives - Strategy and Recent Transactions: Acquisitions, Licensing and Collaborations” section of this MD&A). In October 2009, an FDA advisory committee voted (10 to 4) to recommend the approval by the FDA of Selzentry (maraviroc) tablets for use in treatment-naïve adult patients with CCR5-tropic HIV-1 virus as part of combination therapy.

In June 2009, an FDA advisory committee concluded that Geodon is effective for the treatment of bipolar mania in children ages 10 to 17. Eight members of the committee also concluded that Geodon is acceptably safe for that indication, with one committee member disagreeing and nine additional committee members abstaining. On October 30, 2009, we received a “complete response” letter from the FDA with respect to this NDA. The FDA is seeking additional information and is requesting that we take certain actions with regard to the submission. We are working with the FDA to address its requests and recommendations.

We received “not-approvable” letters from the FDA for Fablyn (lasofoxifene) for the prevention of post-menopausal osteoporosis in September 2005 and for the treatment of vaginal atrophy in January 2006. We submitted a second NDA for the treatment of osteoporosis in post-menopausal women in December 2007, including the three-year interim data from the Postmenopausal Evaluation And Risk-reduction with Lasofoxifene (PEARL) study in support of the new NDA. In September 2008, nine of the 13 members of an FDA advisory committee concluded that there is a population of women with post-menopausal osteoporosis for which the benefit of treatment with Fablyn is likely to outweigh the risks. We received a “complete response” letter from the FDA in January 2009. Subsequently, following a strategic review, we decided to explore strategic options for Fablyn, including out-licensing or sale.

BI, our alliance partner, holds the U.S. NDA for Spiriva. In September 2008, BI received a “complete response” letter from the FDA for the Spiriva Respimat submission. The FDA is seeking additional data, and we are coordinating with BI, which is working with the FDA to provide the additional information. A full response will be submitted to the FDA upon the completion of ongoing studies.

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

Regulatory Approvals and Filings in the EU and Japan:

Product	Description of Event	Date Approved	Date Submitted

Geodon	Approval in the EU for pediatric bipolar disorders	September 2009	––

Toviaz	Application submitted in Japan for overactive bladder	––	September 2009

Genotropin	Application submitted in the EU for adult growth hormone deficiency (Mark VII multidose disposable device)	––	September 2009

Lyrica	Application submitted in Japan for neuropathic pain	––	August 2009

Caduet	Approval in Japan for concomitant hypertension and hypercholesterolemia	July 2009	––

Celebrex	Approval in Japan for treatment of low back pain	June 2009	––

Fablyn (lasofoxifene)	Approval in the EU for the treatment of osteoporosis	February 2009	––

Zithromac	Approval in Japan for bacterial infections	January 2009	––

Lyrica	Application submitted in Japan for the treatment of pain associated with post-herpetic neuralgia	––	May 2008

Xalacom	Application submitted in Japan for the treatment of glaucoma	––	February 2008

In February 2009, Fablyn received approval in Europe for the treatment of osteoporosis. Subsequently, following a strategic review, we decided to explore strategic options for Fablyn, including out-licensing or sale.

In April 2009, the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion, recommending that the European Commission not add an indication for the treatment of fibromyalgia to the marketing authorization for Lyrica. The CHMP was of the opinion that the benefits of Lyrica in the treatment of fibromyalgia did not outweigh its risks. On July 23, 2009, the CHMP confirmed the negative opinion for the treatment of fibromyalgia for Lyrica. As a result, this indication will not be added to the marketing authorization for Lyrica in the EU. Lyrica remains approved in Europe for the indications of neuropathic pain, adjunctive treatment of epilepsy and GAD.

We are no longer seeking approval in the EU for Celsentri (maraviroc) for the treatment of HIV in treatment-naïve patients. Celsentri (maraviroc), remains approved in the EU for use in combination with other antiretroviral medicinal products  for treatment-experienced adult patients with only  CCR5-tropic HIV-1 detectable.

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

New drug candidates in late-stage development in the U.S. include:

●	PF-02341066, an oral c-Met and ALK inhibitor for the treatment of advanced non-small cell lung cancer;

●	CP-690550, a JAK-3 kinase inhibitor for the treatment of rheumatoid arthritis;

●	axitinib, a multi-targeted kinase inhibitor for the treatment of renal cell carcinoma;

●	Dimebon, a novel mitochondrial protectant and enhancer being developed in partnership with Medivation, Inc. for the treatment of Alzheimer’s disease and Huntington’s disease;

●	figitumumab (CP-751871), an anti-insulin-like growth factor receptor 1 (IGF1R) human monoclonal antibody for the treatment of non-small cell lung cancer;

●	dalbavancin for treatment of skin and skin structure infections;

●	tanezumab, an anti-nerve growth factor monoclonal antibody for the treatment of pain; and

●
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

COSTS AND EXPENSES

Cost of  Sales

Cost of sales decreased 16% in the third quarter of 2009, compared to the same period in 2008, and 23% in the first nine months of 2009, compared to the same period in 2008. Revenues decreased 3% in the third quarter and 7% in the first nine months of 2009, compared to the same periods in 2008. Cost of sales as a percentage of revenues decreased 2.3 percentage points in the third quarter of 2009, compared to the same period in 2008, and 3.0 percentage points in the first nine months of 2009, compared to the same period in 2008, reflecting:

●	savings related to our Pfizer cost-reduction initiatives;

●
the impact of lower implementation costs associated with our Pfizer cost-reduction initiatives of $23 million in the third quarter of 2009, compared to $172 million in the third quarter of 2008, and $144 million in the first nine months of 2009, compared to $520 million in the first nine months of 2008; and

●	the favorable impact of foreign exchange in the first nine months of 2009;

partially offset by;

●	the unfavorable impact of foreign exchange in the third quarter of 2009.

Selling, Informational and Administrative Expenses

Selling, informational and administrative expenses decreased 7% in the third quarter of 2009, compared to the same period of 2008, and 13% in the first nine months of 2009, compared to the same period of 2008, which reflects:

●	savings related to our Pfizer cost-reduction initiatives;

●	the favorable impact of foreign exchange;

●
the impact of lower implementation costs associated with our Pfizer cost-reduction initiatives of $51 million in the third quarter of 2009, compared to $95 million in the third quarter of 2008, and $182 million in the first nine months of 2009, compared to $270 million in the first nine months of 2008; and

●	certain insurance recoveries of $165 million in the first nine months of 2009, related to legal-defense costs.

Research and Development Expenses

Research and development expenses decreased 13% in the third quarter of 2009, compared to the same period in 2008, and 11% in the first nine months of 2009, compared to the same period in 2008, which reflects:

●	savings related to our Pfizer cost-reduction initiatives;

●	the favorable impact of foreign exchange; and

●
the impact of lower implementation costs associated with our Pfizer cost-reduction initiatives of $5 million in the third quarter of 2009, compared to $108 million in the third quarter of 2008, and $78 million in the first nine months of 2009, compared to $348 million in the first nine months of 2008;

partially offset by:

●	a $150 million milestone payment to BMS recorded in the first nine months of 2009 in connection with the collaboration on apixaban.

Acquisition-Related In-Process Research and Development Charges

As required through December 31, 2008, the estimated fair value of Acquisition-related in-process research and development charges (IPR&D) was expensed at acquisition date. IPR&D of $567 million was recorded in the first nine months of 2008, primarily related to our acquisitions of Encysive, Serenex, CovX, Coley and two smaller acquisitions related to Animal Health. As a result of adopting the provisions of a new accounting standard related to business combinations issued by the FASB, beginning January 1, 2009, IPR&D related to acquisitions after adoption will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. In the first nine months of 2009, we resolved a contingency associated with CovX and recorded $20 million in Acquisition-related in-process research and development charges. No acquisitions were consummated in the first nine months of 2009.

Cost-Reduction Initiatives

We acquired Wyeth on October 15, 2009 and, as a result, we are focusing on the cost structure of the combined company. Through the integration of Wyeth, which began on the day after the acquisition date, and our Pfizer cost-reduction initiatives, we expect to generate significant cost reductions for the combined company.

Overall, we expect to achieve total annual cost savings of approximately $6 billion by the end of 2012. These targeted savings include $2 billion in net cost reductions from Pfizer cost-reduction initiatives, of which we have achieved approximately $950 million through September 27, 2009, and an additional $4 billion in expected synergies related to the integration of Wyeth.

We have incurred and will continue to incur costs associated with these cost-reduction activities and estimate that these costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred $2.3 billion through September 27, 2009. These costs will be expensed as incurred.

We expect to achieve these cost savings through:

●
the closing of duplicative facilities and other site rationalization actions company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities;

●	workforce reductions and other organizational changes;

●	the increased use of shared services; and

●	procurement savings.

Pfizer Cost-Reduction Initiatives

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

On January 26, 2009, we announced the implementation of a new Pfizer cost-reduction initiative that we anticipate will achieve a reduction in adjusted total costs of approximately $3 billion, on a constant currency basis at 2008 exchange rates, by the end of 2011, compared with our 2008 adjusted total costs. We plan to reinvest approximately $1 billion of these savings in the business, resulting in an expected $2 billion net decrease compared to our 2008 adjusted total costs. As stated above, these targeted savings will now be considered in the context of the newly combined company for a total target of $6 billion in reductions by the end of 2012. For an understanding of Adjusted income, see the “Adjusted income” section of this MD&A.

The actions associated with our Pfizer cost-reduction initiatives resulted in restructuring charges, such as asset impairments, exit costs and severance costs (including any related impacts to our benefit plans, including settlements and curtailments) and associated implementation costs, such as depreciation arising from the shortening of the useful lives of certain assets, primarily associated with supply network transformation efforts and expenses associated with system and process standardization and the expansion of shared services worldwide.

The following costs were incurred in connection with all of our Pfizer cost-reduction initiatives, which began in 2005, and do not include any amounts related to Wyeth:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Implementation costs(a)	$80	$378	$410	$1,140
Restructuring charges(b)	61	338	392	1,077
Total costs related to our cost-reduction initiatives	$141	$716	$802	$2,217

(a)
For the third quarter of 2009, included in Cost of sales ($23 million), Selling, informational and administrative expenses ($51 million), Research and development expenses ($5 million), and Other (income)/deductions - net ($1 million). For the third quarter of 2008, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($95 million), Research and development expenses ($108 million) and Other (income)/deductions - net ($3 million). For the first nine months of 2009, included in Cost of sales ($144 million), Selling, informational and administrative expenses ($182 million), Research and development expenses ($78 million), and Other (income)/deductions - net ($6 million). For the first nine months of 2008, included in Cost of sales ($520 million), Selling, informational and administrative expenses ($270 million), Research and development expenses ($348 million) and Other (income)/deductions - net ($2 million).

(b)	Included in Restructuring charges and acquisition-related costs.

Acquisition-Related Costs

We incurred the following acquisition-related costs primarily in connection with our acquisition of Wyeth:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008
Transaction costs (a)	$19	$––	$572	$––
Pre-integration costs and other(b)	113	28	242	36
Total acquisition-related costs(c)	$132	$28	$814	$36

(a)
Transaction costs include banking, legal, accounting and other costs directly related to our acquisition of Wyeth. Substantially all of the costs incurred to date are fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009, to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes during the first half of 2009. All bridge term loan commitment fees have been expensed, and we are no longer subject to the covenants under that agreement. (See Note 8D: Financial Instruments: Long-Term Debt).

(b)
Pre-integration costs and other in the 2009 periods primarily represent external, incremental costs of integration planning that are directly related to our acquisition of Wyeth and include costs associated with preparing for systems and other integration activities. 2008 amounts relate to other restructuring charges.

(c)	Included in Restructuring charges and acquisition-related costs.

Other (Income)/Deductions - Net

Other (income)/deductions - net changed favorably by $561 million in the third quarter of 2009 and $46 million in the first nine months of 2009, compared to the same periods in 2008. The year-over-year improvements were due mainly to litigation-related charges in the year-ago periods of approximately $900 million related to the resolution of certain litigation involving our non-steroidal anti-inflammatory (NSAID) pain medicines.

These improvements were partially offset by higher net interest expense in the third quarter and first nine months of 2009 compared to the same periods in 2008. In the third quarter of 2009 we recorded net interest expense of $198 million, compared to $186 million of net interest income in the same period in 2008, and in the first nine months of 2009, we recorded net interest expense of $149 million, compared to $488 million of net interest income in the same period in 2008. The lower net interest income for the third quarter and first nine months ended September 27, 2009 is primarily due to net interest expense associated with the $13.5 billion of senior unsecured notes that we issued in March 2009 and the approximately $10.5 billion of senior unsecured notes that we issued in June 2009 primarily related to the acquisition of Wyeth. In addition, lower interest rates, partially offset by higher cash balances, contributed to the lower net interest income compared to the prior-year periods.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 27.5% for the third quarter of 2009, compared to 17.0% for the third quarter of 2008, and 27.3% for the first nine months of 2009, compared to 13.8% for the first nine months of 2008. The higher tax rates for the third quarter and first nine months of 2009 are primarily due to the increased tax costs associated with certain business decisions executed to finance the Wyeth acquisition and the change in the geographic mix of expenses incurred to execute our cost-reduction initiatives, partially offset by a tax benefit of $174 million recorded in the third quarter of 2009 related to the final resolution of a previously disclosed agreement-in-principle with the U.S. Department of Justice to settle investigations of past promotional practices and certain other matters.  This resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position.  The higher tax rates were also partially offset by the decrease in IPR&D charges, which generally are not deductible for tax purposes. The lower tax rate in the first nine months of 2008 reflects tax benefits of $305 million related to favorable tax settlements for multiple tax years and $426 million related to the sale of one of our biopharmaceutical companies, which were both recorded in the first half of 2008.

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

●	Senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income basis;

●	our annual budgets are prepared on an Adjusted income basis; and

●
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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the pharmaceutical industry. We also use other specifically tailored tools designed to ensure the highest levels of our performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, the earn-out of Performance Share Award grants is determined based on a non-discretionary formula that measures our performance using relative total shareholder return.

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

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program which is specific in nature with a defined term, such as those related to our Pfizer cost-reduction initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; net interest expense incurred through the consummation date of the acquisition of Wyeth on acquisition-related borrowings made prior to that date; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our Form 10-K and in Part II. Other Information; Item 1. Legal Proceedings, included in our Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

The reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income follows:

	Three Months Ended			Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	% Change	Sept. 27, 2009	Sept. 28, 2008	% Change

Reported net income attributable to Pfizer Inc.	$2,878	$2,278	26%	$7,868	$7,838	––%
Purchase accounting adjustments - net of tax	397	460	(14)	1,167	1,998	(42)
Acquisition-related costs - net of tax	87	24	*	524	30	*
Discontinued operations - net of tax	(2)	(25)	92	(6)	(38)	84
Certain significant items - net of tax	101	1,443	(93)	824	2,149	(62)
Adjusted income	$3,461	$4,180	(17)	$10,377	$11,977	(13)

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Sept. 27, 2009	Sept. 28, 2008	Sept. 27, 2009	Sept. 28, 2008

Purchase accounting adjustments:
Intangible amortization and other(a)	$564	$591	$1,671	$1,981
In-process research and development charges(b)	––	13	20	567
Total purchase accounting adjustments, pre-tax	564	604	1,691	2,548
Income taxes	(167)	(144)	(524)	(550)
Total purchase accounting adjustments - net of tax	397	460	1,167	1,998
Acquisition-related costs:
Transaction costs(c)	19	––	572	––
Pre-integration costs and other(c)	113	28	242	36
Total acquisition-related costs, pre-tax	132	28	814	36
Income taxes	(45)	(4)	(290)	(6)
Total acquisition-related costs - net of tax	87	24	524	30
Discontinued operations:
Total discontinued operations - net of tax	(2)	(25)	(6)	(38)
Certain significant items:
Restructuring charges – cost-reduction initiatives(c)	61	338	392	1,077
Implementation costs – cost-reduction initiatives(d)	80	378	410	1,140
Certain legal matters(e)	40	936	170	936
Net interest expense – Wyeth acquisition(f)	299	—	528	—
Returns liabilities adjustment(g)	––	217	––	217
Other(h)	(67)	162	(4)	246
Total certain significant items, pre-tax	413	2,031	1,496	3,616
Income taxes(i)	(312)	(588)	(672)	(1,467)
Total certain significant items - net of tax	101	1,443	824	2,149
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items - net of tax	$583	$1,902	$2,509	$4,139

(a)	Included primarily in Amortization of intangible assets.
(b)
In the first nine months of 2009, we recorded $20 million of Acquisition-related in-process research and development charges (IPR&D) due to the resolution of a contingency associated with our 2008 acquisition of CovX. In the first nine months of 2008, we expensed $567 million of IPR&D, primarily related to our acquisitions of Serenex, Inc., Encysive Pharmaceuticals, Inc., CovX, Coley Pharmaceutical Group, Inc., and two smaller acquisitions related to Animal Health. As a result of adopting the provisions of a new accounting standard for business combinations issued by the FASB, beginning January 1, 2009, IPR&D related to acquisitions after adoption will be recorded on our consolidated balance sheet as indefinite-lived intangible assets. No acquisitions were consummated in the first nine months of 2009.

(c)	Included in Restructuring charges and acquisition-related costs.
(d)
For the third quarter of 2009, included in Cost of sales ($23 million), Selling, informational and administrative expenses ($51 million), Research and development expenses ($5 million) and Other (income)/deductions - net ($1 million). For the first nine months of 2009, included in Cost of sales ($144 million), Selling informational and administrative expenses ($182 million), Research and development expenses ($78 million) and Other (income)/ deductions – net ($6 million). For the third quarter of 2008, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($95 million), Research and development expenses ($108 million) and Other (income)/deductions - net ($3 million). For the first nine months of 2008, included in Cost of Sales ($520 million), Selling Informational and administrative expenses ($270 million), Research and development expenses ($348 million) and Other (income)/deductions – net ($2 million).

(e)	Included in Other (income)/deductions – net and, for the third quarter and first nine months of 2008, includes approximately $900 million related to the resolution of certain NSAID litigation.
(f)
Included in Other (income)/deductions - net. Includes interest expense on the senior unsecured notes issued in connection with our acquisition of Wyeth less interest income earned on the proceeds of those notes.

(g)	Included in Revenues and reflects an adjustment to the prior years’ liabilities for product returns.
(h)	Included in the three-month and nine-month periods ended September 28, 2008 are $115 million in asset impairment charges and other associated costs.
(i)
Included in Provision for taxes on income and includes a tax benefit of approximately $174 million in the three and nine-month periods ended September 27, 2009 related to the final resolution of a previously disclosed agreement-in-principle with the U.S. Department of Justice to settle investigations of past promotional practices and certain other matters. This resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position. Also includes a tax benefit of approximately $426 million in the first nine months of 2008 related to the sale of one of our biopharmaceutical companies (Esperion Therapeutics Inc.).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets, as shown below:

(millions of dollars)	Sept. 27, 2009	Dec. 31, 2008

Financial assets:
Cash and cash equivalents	$4,234	$2,122
Short-term investments	48,239	21,609
Short-term loans	791	824
Long-term investments and loans	12,166	11,478
Total select financial assets	65,430	36,033
Debt:
Short-term borrowings, including current portion of long-term debt	6,954	9,320
Long-term debt	32,402	7,963
Total debt	39,356	17,283
Net financial assets	$26,074	$18,750

We rely largely on operating cash flow, short-term investments, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. The overall increase in Net financial assets, as shown above, reflects cash flows from operating activities partially offset by dividend payments. The significant changes in the components of Net financial assets, as shown above, are as follows:

●
We issued $13.5 billion of senior unsecured notes on March 24, 2009 and approximately $10.5 billion of senior unsecured notes on June 3, 2009, of which virtually all of the proceeds were used to partially finance our acquisition of Wyeth on October 15, 2009. As of September 27, 2009, prior to the close of the Wyeth acquisition, the note proceeds were generally invested in short-term available-for-sale investments. Our long-term debt increased in the first nine months of 2009 primarily as a result of the issuances of these senior unsecured notes.

●
Our short-term and long-term investments consist primarily of high-quality, investment-grade available-for-sale debt securities. Wherever possible, cash management is centralized and intercompany financing is used to provide working capital to our operations. Where local restrictions prevent intercompany financing, working capital needs are met through operating cash flows and/or external borrowings. Our portfolio of financial assets increased in the first nine months of 2009 as a result of the proceeds of the notes issued in anticipation of the acquisition of Wyeth.

On October 15, 2009, we completed our acquisition of Wyeth. The cash portion of the purchase price totaled approximately $44.9 billion and was funded with available cash, cash equivalents and short-term investments. For additional information on our acquisition of Wyeth, see Note 14. Subsequent Event – Acquisition of Wyeth in the Notes to Condensed Consolidated Financial Statements.

Credit Ratings

Two major corporate debt-rating organizations, Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. The following chart reflects the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit enhanced long-term debt issued by us:

		Long-Term-Debt		Date of Last Action
Name of Rating Agency	Commercial Paper	Rating	Outlook

Moody’s	P-1	A1	Stable	October 2009
S&P	A1+	AA	Stable	October 2009

As expected, on October 15, 2009, Moody’s downgraded our long-term-debt credit rating to A1, its fifth-highest investment grade rating. Moody’s indicated that the downgrade reflects the strategic benefits of the Wyeth acquisition offset by higher financial leverage in the transaction. Also as expected, on October 16, 2009, S&P downgraded our long-term-debt credit rating to AA, its third-highest investment grade rating. S&P indicated that the downgrade reflects the challenge to realize earnings and cash flow in light of pending patent expirations offset by the addition of Wyeth products to our portfolio.  Both Moody’s and S&P reaffirmed our commercial paper ratings at their highest respective ratings.

Debt Capacity

We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of September 27, 2009, we had access to $8.3 billion of lines of credit, of which $6.2 billion expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.0 billion at our request. Unused lines of credit of $7.0 billion, of which $5.0 billion expire in 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

In March 2007, we filed a securities registration statement with the Securities and Exchange Commission. This registration statement was filed under the automatic “shelf registration” process available to “well-known seasoned issuers” and is effective for three years. We can issue securities of various types under that registration statement at any time, subject to approval by our Board of Directors in certain circumstances. On March 24, 2009, in order to partially finance our acquisition of Wyeth, we issued $13.5 billion of senior unsecured notes under this registration statement.

On June 3, 2009, also in order to partially finance the Wyeth acquisition, we issued approximately $10.5 billion of senior unsecured notes in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The notes were offered overseas and may not be sold in the United States. As a result of the issuances of the senior unsecured notes during the first half of 2009, the $22.5 billion bridge term loan credit agreement, which we entered into on March 12, 2009, to partially fund our acquisition of Wyeth, was terminated.

For additional information related to our long-term debt, see Notes to Condensed Consolidated Financial Statements - Note 8D. Financial Instruments: Long-Term Debt, and for additional information on our acquisition of Wyeth, see Note 14. Subsequent Event – Acquisition of Wyeth.

Financial Risk Management

Due to the acquisition of Wyeth and in light of current market conditions, we currently borrow primarily on a long-term, fixed-rate basis. We may change this practice as market conditions change.

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

Goodwill and Other Intangible Assets

As of September 27, 2009, Goodwill totaled $21.8 billion (15% of our total assets) and Identifiable intangible assets, less accumulated amortization, totaled $16.1 billion (11% of our total assets). As of September 27, 2009, finite-lived intangible assets, net, include $12.3 billion related to developed technology rights and $503 million related to brands. Indefinite-lived intangible assets include $2.9 billion related to brands.

At least annually, we review all of our intangible assets, including goodwill, for impairment. For goodwill, volatility in securities markets and changes in Pfizer’s market capitalization can impact these calculations. We had no significant impairments in the third quarter and first nine months of 2009 or 2008. None of our goodwill is impaired as of September 27, 2009.

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	Sept. 27, 2009	Dec. 31, 2008

Cash and cash equivalents and short-term investments and loans	$53,264	$24,555

Working capital(a)	$49,792	$16,067

Ratio of current assets to current liabilities	3.07:1	1.59:1

Shareholders’ equity per common share(b)	$9.83	$8.56

(a)	Working capital includes Assets held for sale of $231 million as of September 27, 2009, and $148 million as of December 31, 2008.
(b)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

The increases in cash and cash equivalents and short-term investments and loans, working capital and the ratio of current assets to current liabilities, as of September 27, 2009, compared to December 31, 2008, were primarily due to the investment of the proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009, primarily in anticipation of our acquisition of Wyeth, as well as the timing of accruals, cash receipts and payments in the ordinary course of business. The increase in accounts receivable, less allowance for doubtful accounts, reflects an increase in alliance-related receivables, as a result of higher associated revenues, an increase in certain government receivables and an increase due to foreign currency impacts; no significant collectibility issues have been identified.

Net Cash Provided by Operating Activities

During the first nine months of 2009, net cash provided by operating activities was $11.8 billion, compared to $12.3 billion in the same period of 2008. The lower net cash provided by operating activities was primarily attributable to the timing of receipts and payments in the ordinary course of business.

The cash flows statement line item Other non-cash adjustments reflects approximately $520 million of asset write-downs in the first nine months of 2008, mainly associated with Assets held for sale.

Net Cash Used in Investing Activities

During the first nine months of 2009, net cash used in investing activities was $26.9 billion, compared to $10.1 billion in the same period in 2008. The increase in net cash used in investing activities was primarily attributable to net purchases of investments of $26.6 billion in the first nine months of 2009, primarily reflecting the investment of proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and the proceeds from our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009, compared to $6.4 billion in the same period in 2008.

Net Cash Provided by/(Used in) Financing Activities

During the first nine months of 2009, net cash provided by financing activities was $17.2 billion, compared to net cash used of $4.3 billion in the same period in 2008. The increase in net cash provided by financing activities was primarily attributable to:

●
net borrowings of $21.6 billion in the first nine months of 2009, primarily reflecting the proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and the proceeds from our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009, compared to $2.6 billion in 2008;

●	lower dividend payments in 2009; and

●	no open market purchases of common stock in 2009.

In June 2005, we announced a $5 billion share-purchase program. In June 2006, the Board of Directors increased the share purchase authorization from $5 billion to $18 billion. In January 2008, we announced a new $5 billion share-purchase program, to be funded by operating cash flows, that may be utilized from time to time.

Contractual Obligations

During the first nine months of 2009, we issued approximately $24.0 billion in senior unsecured notes. Virtually all of the proceeds of the notes were used to partially finance our acquisition of Wyeth on October 15, 2009. There were no other significant changes to our contractual obligations as reported in our Form 10-K for the year ended December 31, 2008. The table below presents our long-term debt obligations by fiscal year as of September 27, 2009:

(millions of dollars)	Total	Through 2010	2011 to 2012	2013 to 2014	After 2014

Long-term debt and associated interest (a)	$49,372	$1,726	$8,797	$5,822	$33,027

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

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 27, 2009, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In January 2009, in connection with the acquisition of Wyeth, the Board of Directors determined that, effective with the dividend to be paid in the second quarter of 2009 and in accordance with the terms of the merger agreement, it would reduce our quarterly dividend per share of common stock to $0.16. In October 2009, the Board of Directors declared a fourth-quarter dividend of $0.16 per share.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements - Note 2. Adoption of New Accounting Policies.

Recently Issued Accounting Standards, Not Adopted as of September 27, 2009

In September 2009, the FASB issued ASU No. 2009-12, which provides guidance on using the net asset value per share provided by the investee to measure the fair value of an alternative investment. The provisions of the new standard were adopted as of  September 28, 2009 and did not have a significant impact on our consolidated financial statements.

The provisions of the following new accounting standards will be adopted as of January 1, 2010 and we do not expect the adoption to have a significant impact on our consolidated financial statements:

●	An amendment to the recognition and measurement guidance for the transfers of financial assets.

●	An amendment to the guidelines for determining the existence of a variable interest entity and the related primary beneficiary.

OUTLOOK

While our revenues and income following the acquisition of Wyeth will continue to be tempered in the near term due to patent expirations and other factors, we will continue to make the investments necessary to sustain long-term growth. We remain confident that Pfizer has the organizational strength and resilience, as well as the strategies, financial depth and flexibility, to succeed in the long term. However, no assurance can be given that the factors described above under “Our Operating Environment” or below under “Forward-Looking Information and Factors That May Affect Future Results” or other significant factors will not have a material adverse effect on our business and financial results.

On October 20, 2009, we revised our guidance for 2009, at current exchange rates, to reflect the acquisition of Wyeth on October 15, 2009. This guidance incorporates the projected impact of Wyeth’s operations from the acquisition closing date through Pfizer’s international and domestic year-ends (see note (a) to the table below).  In addition, our guidance reflects the projected impact of the strengthening of the U.S. dollar, increased pension expenses and lower interest income compared to 2008. It also reflects an increase in the effective tax rate associated with certain business decisions executed to finance the Wyeth acquisition. We revised our guidance for 2009 revenues to a range of $49.0 billion to $50.0 billion from $45.0 billion to $46.0 billion, and we increased our guidance for 2009 Adjusted diluted earnings per common share (EPS) to a range of $2.00 to $2.05 from $1.90 to $2.00. We also increased our guidance for 2009 reported diluted EPS attributable to Pfizer Inc. common shareholders to a range of $1.45 to $1.50 from $1.30 to $1.45.

On January 26, 2009, we announced the implementation of a new Pfizer cost-reduction initiative that we anticipate will achieve a reduction in adjusted total costs of approximately $3 billion, on a constant currency basis at 2008 exchange rates, by the end of 2011, compared with our 2008 adjusted total costs. We plan to reinvest approximately $1 billion of these savings in the business, resulting in an expected $2 billion net decrease by the end of 2011 compared to our 2008 adjusted total costs. For an understanding of Adjusted income, see the “Adjusted income” section of this MD&A.

As referenced in this section, “current exchange rates” is defined as rates approximating foreign currency spot rates in October 2009.

Given these and other factors, a reconciliation, at current exchange rates and reflecting management’s current assessment, of 2009 Adjusted income and Adjusted diluted EPS guidance to 2009 reported Net income attributable to Pfizer Inc. and reported diluted EPS attributable to Pfizer Inc. common shareholders guidance, follows:

	Previous Full-Year 2009 Guidance		Revised Full-Year 2009 Guidance
($ billions, except per share amounts)	Net Income	Diluted EPS	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(1) guidance	~$12.8-$13.5	~$1.90-$2.00	~$14.1-$14.4	~$2.00-$2.05
Purchase accounting impacts from Wyeth acquisition and business-development transactions completed as of 12/31/08	(1.5)	(0.23)	(2.5)(b)	(0.36)(b)
Costs related to cost-reduction initiatives	(0.9-1.2)	(0.14-0.17)	(0.6)(c)	(0.08)(c)
Wyeth acquisition-related costs (d)	(1.1-1.2)	(0.16-0.18)	(0.9)	(0.12)
Certain legal matters	(.1)	(0.01)	––	––
Other, net	(.1)	(0.01)	0.1	0.01
Reported Net income attributable to Pfizer Inc./diluted EPS attributable to Pfizer Inc. common shareholders guidance	~$8.7-$9.8	~$1.30-$1.45	~$10.2-$10.5	~$1.45-$1.50

(a)
The revised guidance in the table above includes projected results of operations for Wyeth, in accordance with Pfizer’s international and domestic year-ends. Therefore, the guidance includes approximately one-and-a-half months of the fourth calendar quarter of 2009 in the case of Wyeth’s international operations and approximately two-and-a-half months of the fourth calendar quarter of 2009 in the case of Wyeth’s U.S. operations. This guidance does not assume the completion of any other business-development transactions, including divestitures, not completed as of September 27, 2009, and excludes the potential effects of litigation-related matters not substantially resolved as of September 27, 2009.

(b)
Includes estimated amounts that are dependent upon certain valuations and other studies of the assets acquired and liabilities assumed from Wyeth that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement.  Accordingly, the estimated purchase accounting impacts are preliminary and may not be indicative of actual amounts that will be recorded as additional information becomes available and as additional analyses are performed. Differences between the preliminary estimates reflected in this guidance and the final acquisition accounting will likely occur and could have a material impact on the guidance presented above.

(c)
Includes restructuring and implementation costs incurred for Pfizer legacy cost-reduction initiatives through the closing date of the Wyeth acquisition. Does not reflect an estimate for subsequent restructuring and implementation costs associated with Pfizer legacy cost-reduction initiatives. The Company will include an estimate for acquisition-related restructuring and integration costs in its full-year 2010 financial guidance in conjunction with its fourth-quarter 2009 earnings release in January 2010.

(d)
Includes certain costs incurred in connection with the Wyeth acquisition from the announcement of the agreement to acquire Wyeth on January 26, 2009 through the acquisition closing date including, but not limited to, pre-integration, transaction and financing costs. Due to the recent timing of the acquisition closing, the guidance does not reflect an estimate for any restructuring or integration charges expected to be incurred in connection with the acquisition of Wyeth. The Company will include an estimate for acquisition-related restructuring and integration costs in its full-year 2010 financial guidance in conjunction with its fourth-quarter 2009 earnings release in January 2010.

(1)	For an understanding of Adjusted income, see the “Adjusted income” section of this MD&A.

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

●	Success of research and development activities;

●
Decisions by regulatory authorities regarding whether and when to approve our drug applications, as well as their decisions regarding labeling and other matters that could affect the availability or commercial potential of our products;

●	Speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

●	Success of external business-development activities;

●	Competitive developments, including with respect to competitor drugs and drug candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

●	Ability to successfully market both new and existing products domestically and internationally;

●	Difficulties or delays in manufacturing;

●	Trade buying patterns;

●	Ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;

●	Impact of existing and future legislation and regulatory provisions on product exclusivity;

●	Trends toward managed care and healthcare cost containment;

●
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

●	Impact of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003;

●	Legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access;

●	Contingencies related to actual or alleged environmental contamination;

●	Claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

●	Significant breakdown, infiltration or interruption of our information technology systems and infrastructure;

●
Legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability, patent protection, governmental investigations, ongoing efforts to explore various means for resolving asbestos litigation, and other legal proceedings;

●	Ability to protect our patents and other intellectual property both domestically and internationally;

●	Interest rate and foreign currency exchange rate fluctuations;

●
Governmental laws and regulations affecting domestic and foreign operations, including tax obligations and changes affecting the taxation by the U.S. of income earned outside of the U.S. that may result from pending and possible future proposals;

●	Changes in U.S. generally accepted accounting principles;

●
Uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our lenders, our customers, our suppliers and counterparties to our foreign-exchange and interest-rate agreements of the global recession and recent and possible future changes in global financial markets;

●	Any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

●	Growth in costs and expenses;

●	Changes in our product, segment and geographic mix; and

●
Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to successfully integrate Wyeth and realize the projected benefits of our acquisition of Wyeth and of our cost-reduction initiatives.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K, and 10-K reports and our other filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2008 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2008; and Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2009 and June 28, 2009. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Because we completed our acquisition of Wyeth after September 27, 2009, the following discussion does not include legal proceedings involving Wyeth. We will include a discussion of material legal proceedings involving Wyeth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Patent Matters

Lipitor (atorvastatin)

In October 2009, Dr. Reddy's Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (Dr. Reddy's) notified us that they had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Dr. Reddy's asserts the invalidity and/or non-infringement of three patents for Lipitor which, including the six-month pediatric exclusivity period, expire between 2013 and 2017. Dr. Reddy's is not challenging our enantiomer patent which, including the six-month pediatric exclusivity period, expires in June 2011.

In October 2009, Kremers Urban Development Company (Kremers) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Kremers asserts the invalidity and non-infringement of three patents for Lipitor which, including the six-month pediatric exclusivity period, expire between 2013 and 2017. Kremers is not challenging our enantiomer patent which, including the six-month pediatric exclusivity period, expires in June 2011.

As previously reported, in April 2009, we filed two actions against Pharmascience Inc. (Pharmascience) in the Canadian Federal Court in Toronto asserting the validity and infringement of our Lipitor patents in Canada and seeking to prevent approval of Pharmascience’s generic atorvastatin product in that country. In addition, as previously reported, in July 2009, Genpharm Inc. (Genpharm) served notice of a regulatory submission with Health Canada that sought approval to market a generic version of Lipitor in Canada and included challenges to our Lipitor patents in that country. In August and September 2009, we settled these patent challenges by Pharmascience and Genpharm, respectively, on terms we believe are favorable to the Company.

Caduet (atorvastatin/amlodipine combination)

In August 2009, Sandoz Inc., a division of Novartis AG (Sandoz), notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Caduet. In that filing and in a declaratory judgment action brought by Sandoz in October 2009 in the U.S. District Court for the District of Colorado, collectively, Sandoz asserts the invalidity of our patent covering the atorvastatin/amlodipine combination, which expires in 2018, and the invalidity and non-infringement of three patents for Lipitor which, including the six-month pediatric exclusivity period, expire between 2013 and 2017. Sandoz is not challenging our enantiomer patent for Lipitor which, including the six-month pediatric exclusivity period, expires in June 2011. In October 2009, we filed suit against Sandoz in the U.S. District Courts for the District of Delaware and the District of Colorado asserting the infringement of the atorvastatin/amlodipine combination patent.

Vfend (voriconazole)

As previously reported, in July 2008, Matrix Laboratories Limited (Matrix), a subsidiary of Mylan Inc. (Mylan), notified us that it had filed an abbreviated new drug application with the FDA challenging four of our patents relating to Vfend and seeking approval to market a generic version of Vfend. In October 2009, we settled this matter by entering into an agreement granting Matrix and another subsidiary of Mylan the right to market voriconazole tablets in the U.S. beginning in the first quarter of 2011. The agreement, which is subject to review by the U.S. Department of Justice and the Federal Trade Commission, is limited to the tablet form of Vfend. It does not apply to the intravenous or oral suspension forms of Vfend which, as previously reported, are the subject of an abbreviated new drug application filed with the FDA by Sandoz.

Product Litigation

Trovan

As previously reported, in 2007, the Federal Government of Nigeria filed civil and criminal actions in the Federal High Court in Abuja against Pfizer, one of our Nigerian subsidiaries, several former U.S. and Nigerian employees and a current Pfizer director in connection with a 1996 pediatric clinical study of Trovan that was conducted during a severe meningitis epidemic in Nigeria.  In October 2009, the parties entered into a settlement agreement pursuant to which the Federal Government of Nigeria agreed to dismiss the civil and criminal actions with prejudice and Pfizer agreed to pay the legal fees and expenses incurred by the Federal Government in connection with the litigation.

The previously reported civil actions in the U.S. relating to the 1996 Trovan pediatric clinical study remain outstanding.

Bextra and Celebrex

As previously reported, in October 2008, we reached agreements in principle to settle the pending U.S. consumer fraud purported class action cases against us related to Bextra and Celebrex, subject to court approval. In September 2009, that settlement was approved by the U.S. District Court for the Northern District of California, which oversaw the Multi-District Litigation that included these cases. As previously reported, we recorded a pre-tax charge to earnings of approximately $89 million in the third quarter of 2008 related to this settlement. No additional charge will be recorded in connection with this matter.

Bextra and Certain Other Drugs

Beginning in September 2009, a number of shareholder derivative actions were filed in the U.S. District Court for the Southern District of New York and in the Supreme Court of the State of New York, County of New York, against certain current and former Pfizer officers and directors.  Pfizer is named as a nominal defendant.  These actions allege that the individual defendants breached fiduciary duties by causing or allowing Pfizer to engage in off-label promotion of certain drugs, including Bextra. Damages in unspecified amounts are sought on behalf of Pfizer.

Various Drugs

In September 2009, a number of purported nationwide class actions were filed against us in the U.S. District Courts for the District of Massachusetts and the Eastern District of Pennsylvania alleging off-label promotion of certain drugs. In each case, the plaintiffs seek monetary and injunctive relief on behalf of the purported class, including the recovery of amounts paid for the drugs, treble damages and punitive damages.

Commercial and Other Matters

Acquisition of Wyeth

In August 2009, a number of retail pharmacies in California brought an action against Pfizer and Wyeth in the U.S. District Court for the Northern District of California. The plaintiffs allege, among other things, that our acquisition of Wyeth violates various federal antitrust laws by creating a monopoly in the manufacture, distribution and sale of prescription drugs in the U.S. The plaintiffs’ request for a temporary restraining order preventing consummation of the acquisition was denied, and the court granted our motion to dismiss the case on October 14, 2009. On the day following the consummation of the acquisition, October 16, 2009, the plaintiffs filed an amended complaint. We believe that this action has no merit and are seeking dismissal of the amended complaint.

Aricept Strategic Alliance and Development Agreement

In September 2009, we and Eisai Co., Ltd. (Eisai) resolved our previously reported dispute. Under our redefined alliance with Eisai, the two companies will continue to co-promote Aricept in the U.S., Japan and key markets in Europe, and we will continue to have an exclusive license to sell Aricept in the other countries where we have rights. We will maintain our rights in all countries where we currently commercialize Aricept until July 2022, with the exception of Japan. We now will return the rights to Aricept in Japan to Eisai on December 31, 2012. The two companies also entered into a new agreement to co-promote Lyrica in Japan. Lyrica is under regulatory review in Japan and, assuming approval is granted, this new agreement will remain in force until July 2022.

Pharmacia Cash Balance Pension Plan

As previously reported, in June 2009, the U.S. District Court for the Southern District of Illinois dismissed a purported class action against the Pharmacia Cash Balance Pension Plan (the Plan), Pharmacia Corporation, Pharmacia & Upjohn Company and Pfizer Inc. alleging that the Plan violates the age discrimination provisions of the Employee Retirement Income Security Act of 1974. In October 2009, the plaintiffs filed a notice of appeal of that decision with the U.S. Court of Appeals for the Seventh Circuit.

Government Investigations and Requests for Information

In September 2009, we finalized our previously reported agreement-in-principle with the U.S. Department of Justice (DOJ) to settle an investigation regarding past off-label promotional practices concerning Bextra. The final agreement also resolved other DOJ investigations involving alleged past off-label promotional practices concerning Zyvox, Geodon and Lyrica, allegations related to certain payments to healthcare professionals involving these and nine other Pfizer drugs, and several related qui tam actions. As previously reported, we recorded a $2.3 billion charge to earnings in the fourth quarter of 2008 related to this settlement. No additional charge will be recorded in connection with this matter. As part of the settlement agreement, a subsidiary of Pfizer pled guilty to one criminal count of violating the U.S. Food, Drug and Cosmetic Act related to its past promotion of Bextra.

In addition, in September 2009, we reached agreements with attorneys general in 42 states and the District of Columbia to settle state civil consumer protection allegations related to our past promotional practices concerning Geodon. We will pay a total of $33 million to the settling states, and we recorded a charge to earnings in that amount in the third quarter of 2009.

Tax Matters

The United States is one of our major tax jurisdictions. We are currently appealing two issues related to the IRS’ audits of the Pfizer Inc. tax returns for the years 2002 through 2005. The 2006, 2007 and 2008 tax years are currently under audit as part of the IRS Compliance Assurance Process, a real-time audit process. The 2009 tax year is not yet under audit. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations. With respect to Pharmacia Corporation, the IRS is currently conducting an audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2008), Japan (2006-2008), Europe (1997-2008, primarily reflecting Ireland, the U.K., France, Italy, Spain and Germany) and Puerto Rico (2004-2008). Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of any possible change to our uncertain tax positions.

We regularly reevaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, and changes in tax law that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2008 Form 10-K except for the addition of the following risk factor:

●	Healthcare and tax reform proposals in the U.S.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Equity Securities That Were Not Registered Under the Securities Act During the Quarter Ended September 27, 2009

On July 1, 2009, we issued shares of Pfizer common stock to the following non-employee directors: Anthony M. Burns – 27,950 shares; George A. Lorch – 22,376 shares; and William C. Steere, Jr. – 36,988 shares. In 2008, Section 409A of the Internal Revenue Code (Section 409A) provided a one-time opportunity to accelerate the payment of compensation that had been deferred during the period from 2005 through 2008 (together with any related earnings). The Pfizer shares were issued pursuant to an election made in December 2008 under Section 409A by each of the specified non-employee directors to accelerate the payment, in the form of Pfizer common stock, of compensation that the director had deferred, in the form of phantom units of Pfizer common stock, during the period from 2005 through 2008 (including dividend equivalents thereon) under certain plans for non-employee directors. The issuance of the shares was not registered under the Securities Act of 1933, as amended (the Securities Act), pursuant to the exemption under Section 4(2) of the Securities Act for transactions not involving any public offering. No underwriters participated in this transaction, and the Company did not receive any proceeds in connection with this transaction.

(b) Purchases of Equity Securities During the Quarter Ended September 27, 2009

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the fiscal third quarter of 2009.

Issuer’s Purchases of Equity Securities(a) :

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
June 29, 2009 through July 26, 2009	93,621	$14.96	—	$5,033,723,295
July 27, 2009 through August 23, 2009	22,945	$18.93	—	$5,033,723,295
August 24, 2009 through September 27, 2009	165,512	$16.24	—	$5,033,723,295
Total	282,078	$16.03	—

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

(b)
These columns reflect the following transactions during the fiscal third quarter of 2009: (i) the open-market purchase by the trustee of 114,301 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards, (ii) the surrender to Pfizer of 102,948 shares of common stock to satisfy tax withholding obligations in connection with vesting of restricted stock units issued to employees and (iii) the surrender to Pfizer of 64,829 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

1) Exhibit 4.1	-	Eighth Supplemental Indenture, dated October 30, 2009, among Wyeth, Pfizer and The Bank of New York Mellon, is incorporated by reference from our 8-K report filed on November 3, 2009.

2) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges

3) Exhibit 15	-	Accountants’ Acknowledgement

4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Pfizer Inc.
(Registrant)

Dated: November 5, 2009	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)