Form 10-K
period 2009-12-31
PFIZER INC
filed 2010-02-26
CIK 78003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(212) 733-2323

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 26, 2009, was approximately $102 billion. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of February 18, 2010 was 8,070,372,772 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders	Parts I and III

PART I

ITEM 1.	BUSINESS

General

Pfizer Inc. (which may be referred to as Pfizer, the Company, we, us or our) is a research-based, global biopharmaceutical company. We apply science and our global resources to improve health and well-being at every stage of life. We strive to set the standard for quality, safety and value in the discovery, development and manufacture of medicines for people and animals. Our diversified global health care portfolio includes human and animal biologic and small molecule medicines and vaccines, as well as nutritional products and many of the world’s best-known consumer health care products. Every day, we work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. Consistent with our responsibility as the world’s leading biopharmaceutical company, we also collaborate with other biopharmaceutical companies, health care providers, governments and local communities to support and expand access to reliable, affordable health care around the world.

The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

On October 15, 2009, we completed our acquisition of Wyeth. The acquisition was a cash-and-stock transaction valued, based on the closing market price of Pfizer’s common stock on the acquisition date, at $50.40 per share of Wyeth common stock, or a total of approximately $68 billion.

In response to the challenging operating environment, we have taken many steps to strengthen our Company and better position ourselves for the future. The most important of these steps was the acquisition of Wyeth, which has transformed us into a more diversified health care company, with product offerings in human and animal health, including vaccines, biologics, small molecules and nutrition across developed and emerging markets. We believe that our acquisition of Wyeth meaningfully advances, in a single transaction, each of the strategic priorities that we have identified and pursued over the last two years, including:

•	Enhancing the in-line and patent-protected pipeline portfolio in key “invest to win” areas of research where there exist significant unmet medical needs and significant opportunities for innovation and market leadership, such as oncology, pain, inflammation, Alzheimer’s disease, psychoses and diabetes as well as the critical technologies of vaccines and biologics;

•	Becoming a top-tier player in biotherapeutics by 2015;

•	Accelerating growth in emerging markets;

•	Creating new opportunities for established products;

•	Investing in complementary businesses; and

•	Creating a lower, more flexible cost base for the combined company.

Pfizer Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on our website (www.pfizer.com), in text format and in interactive data file format, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Throughout this 2009 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed or to be filed with the SEC, including our Proxy Statement for the 2010 Annual Meeting of Shareholders (2010 Proxy Statement) and the 2009 Financial Report, which will be contained in Appendix A to our 2010 Proxy Statement. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2009 Annual Report to Shareholders consists of the 2009 Financial Report and the Corporate and Shareholder Information attached to the 2010 Proxy Statement. Portions of our 2009 Financial Report are filed as Exhibit 13 to this 2009 Form 10-K. On or about March 16, 2010, our 2009 Financial Report and our 2010 Proxy Statement will be available on our website (www.pfizer.com).

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer

certifications; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee Charters and the Lead Independent Director Charter; and transactions in Pfizer securities by Directors and Officers, is available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to Matthew Lepore, Vice President and Chief Counsel-Corporate Governance, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

Business Segments

Effective with the acquisition of Wyeth, we have operated two distinct commercial organizations which constitute our two business segments: Biopharmaceutical and Diversified. Biopharmaceutical includes the Primary Care, Specialty Care, Established Products, Emerging Markets and Oncology customer-focused units, which include products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease and endocrine disorders, among others. Diversified includes Animal Health products that prevent and treat diseases in livestock and companion animals; Consumer Healthcare products that include over-the-counter health care products such as pain management therapies, cough/cold/allergy remedies, dietary supplements, hemorrhoidal care and personal care items; Nutrition products such as infant and toddler formula products; and Capsugel, which represents our gelatin capsules business.

Comparative segment information for 2009, 2008 and 2007 is presented in the tables captioned Segment Revenue and Profit, Segment Assets, Property, Plant and Equipment Additions and Depreciation and Amortization, Geographic and Revenues by Product in Note 20 to our consolidated financial statements, Segment, Geographic and

Revenue Information, in our 2009 Financial Report. The information from those tables in our 2009 Financial Report is incorporated by reference in this 2009 Form 10-K.

Our businesses are heavily regulated in most of the countries in which we operate. In the U.S., the principal authority regulating our operations is the Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer and our research quality, manufacturing processes, product promotion, advertising and product labeling. Similar regulations exist in most other countries, and in many countries the government also regulates our prices. See Government Regulation and Price Constraints below.

Biopharmaceutical

Revenues from the Biopharmaceutical segment contributed approximately 91% of our total revenues in 2009 and 2008, and 92% of our total revenues in 2007.

We recorded direct product sales of more than $1 billion for each of nine legacy Pfizer products in 2009, each of nine products in 2008 and each of eight products in 2007. These products represented 56% of our Biopharmaceutical revenues in 2009, 60% of our Biopharmaceutical revenues in 2008 and 58% of our Biopharmaceutical revenues in 2007. We did not record more than $1 billion in revenue for any individual legacy Wyeth product in 2009 since the Wyeth acquisition date of October 15, 2009.

Worldwide Biopharmaceutical revenues in 2009 were $45.4 billion, an increase of 3% compared to 2008, primarily due to revenues from legacy Wyeth products of approximately $2.5 billion, solid operational performance from certain legacy Pfizer products, including Lyrica, Sutent and Revatio, and higher legacy Pfizer alliance revenues, partially offset by the strengthening of the U.S. dollar relative to other currencies, primarily the euro, U.K. pound, Canadian dollar, Australian dollar and Brazilian real, which unfavorably impacted Biopharmaceutical revenues by approximately $1.7 billion, or 4%, in 2009, and a decrease in revenues from certain legacy Pfizer products, including Lipitor, Norvasc, Camptosar and Chantix/Champix.

Geographically, in the U.S., Biopharmaceutical revenues increased 6% in 2009, primarily due to revenues from legacy Wyeth products of approximately $1.6 billion, or 9% and by the solid performance from certain legacy Pfizer products, including Lyrica, Viagra, Revatio, Xalatan and Sutent, and higher alliance revenue in 2009 which was partially offset by lower revenues from certain legacy Pfizer products including Lipitor and Celebrex, compared to 2008, as a result of continued generic pressures. Legacy Pfizer revenues also were adversely affected by the loss of exclusivity of Camptosar and Zyrtec/Zyrtec D, lower sales of Chantix following changes to the product label, increased rebates partly as a result of the impact of certain contract changes, and increased pricing pressures.

In our international markets, Biopharmaceutical revenues were flat in 2009, compared to 2008. Higher revenues due to the addition of legacy Wyeth products of $931 million, or 4%, and higher operational revenues from legacy Pfizer products of $854 million, or 3%, were offset by the unfavorable impact of foreign exchange on international revenues of $1.7 billion, or 7%. The increase in operational revenues of legacy Pfizer products was due to operational growth from Lipitor, Lyrica, Zyvox, Vfend, Sutent and higher alliance revenues, partially offset by lower revenues from Norvasc and Camptosar, among others.

Biopharmaceutical—Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely-used branded prescription treatment for lowering cholesterol and the best-selling pharmaceutical product of any kind in the world.

•

Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007 and has also experienced patent expirations in most other major markets, including Japan in July 2008 and, most recently, Canada, in the third quarter of 2009.

•	Caduet is a single pill therapy combining Lipitor and Norvasc for the prevention of cardiovascular events.

•

Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, has been launched in all major markets. We are continuing our educational and promotional efforts, which are focused on the

Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking. For further information on Chantix/Champix, including label changes, see the discussion under the heading Biopharmaceutical-Selected Product Descriptions, Chantix/Champix in the Financial Review section of our 2009 Financial Report, which is incorporated by reference.

•

Lyrica is indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) outside the U.S.

•	Revatio is for the treatment of pulmonary arterial hypertension.

•

Geodon/Zeldox, a psychotropic agent, is a dopamine and serotonin receptor antagonist indicated for the treatment of schizophrenia, acute manic or mixed episodes associated with bipolar disorder and maintenance treatment of bipolar mania.

•

Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell this medicine in certain other countries.

•

Celebrex is for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

•	Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus.

•	Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade.

•	Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day.

•

Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC—including 2-year survival data, which represents the first time overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through access and health care coverage. As of December 31, 2009, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

•

Xalatan, a prostaglandin, is the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension. Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol), is available outside the U.S. In the first quarter of 2009, we entered into a five-year agreement with Bausch & Lomb to co-promote prescription pharmaceuticals in the U.S. for the treatment of ophthalmic conditions, including our Xalatan product and certain Bausch & Lomb products.

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

•

Vfend, as the only branded agent available in intravenous and oral forms, continues to build on its position as the best-selling systemic, antifungal agent worldwide. Vfend’s overall global sales continue to be driven by its acceptance as an excellent broad-spectrum agent for treating yeast and molds. In October 2009, we settled certain patent litigation involving

Vfend by entering into an agreement granting two subsidiaries of Mylan Inc. the right to market voriconazole tablets in the U.S. beginning in the first quarter of 2011.

•

Effexor is our antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. See Patents and Intellectual Property Rights for further information on Effexor.

•	Prevnar/Prevnar7 is our vaccine for preventing invasive pneumococcal disease in infants and young children.

•

Enbrel is our treatment for rheumatoid arthritis, juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, arthritis affecting the spine. The approval of a number of competing products for the treatment of psoriasis is expected to increase competition with respect to Enbrel in 2010. We have exclusive rights to Enbrel outside the U.S. and Canada and co-promote Enbrel with Amgen Inc. (Amgen) in the U.S. and Canada. Our co-promotion agreement with Amgen expires in 2013, and we are entitled to a royalty stream for 36 months thereafter, which is significantly less than our current share of Enbrel profits from U.S. and Canadian sales. Our rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement.

•	Zosyn (Tazocin internationally), our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets.

•	Our Premarin family of products remains the leading therapy to help women address moderate to severe menopausal symptoms.

•

Our Hemophilia family of products, which includes BeneFIX, ReFacto AF and Xyntha, provides state-of-the-art products that offer patients with this lifelong bleeding disorder the potential for a near-normal life.

•

Protonix (pantoprazole sodium) is our proton pump inhibitor for the treatment and maintenance of healing of erosive esophagitis with associated gastroesophageal reflux disease symptoms. Sales of Protonix are affected by the December 2007/January 2008 “at risk” launches of generic pantoprazole tablets in the United

States. In response, we sell our own generic version of Protonix tablets.

•

Spiriva is our inhaled maintenance prescription treatment for breathing problems associated with chronic obstructive pulmonary disease (COPD), a lung condition that includes chronic bronchitis, emphysema, or both. We co-promote Spiriva in the U.S. with Boehringer Ingelheim Pharmaceuticals, Inc.

Diversified

Worldwide Diversified revenues in 2009 were $4.2 billion, an increase of 17% compared to 2008 due to revenues from legacy Wyeth products of approximately $764 million, primarily from the addition of legacy Wyeth Consumer Healthcare and Nutrition operations partially offset by a decrease in revenues due to the unfavorable impact of foreign exchange on the legacy Pfizer Animal Health and Capsugel units.

Animal Health

Our Animal Health unit is one of the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. Revenues from animal health products decreased 2% in 2009 compared to 2008, reflecting the unfavorable impact of foreign exchange of 5%, flat operational performance of legacy Pfizer animal health products partially offset by the revenue increase from the addition of legacy Wyeth animal health products of 3%. The following factors impacted 2009 results:

•	the global recession, which negatively affected global spending on veterinary care;

•	historically low milk prices, which have hurt the profitability of dairy farmers and negatively impacted our livestock business; and

•	a planned change in terms with U.S. distributors resulting in an anticipated, one-time reduction in U.S. distributor inventories in the first quarter of 2009.

Among the products we market are antibiotics, anti-inflammatories, antiemetics, parasiticides, and vaccines, including the following products:

•	Improvac is a novel gonadotropin releasing factor (GnRF) vaccine for swine that prevents boar taint. Improvac transforms the way male pigs are reared, replacing conventional physical castration with a more animal welfare-friendly alternative.

•	Palladia is a treatment of mast cell tumors, a common form of cancer that affects dogs. It works by killing tumor cells and by cutting off the blood supply to the tumor.

•

Convenia is an antibiotic for dogs and cats that delivers an assured full course of therapy from a single injection. Assured therapy means that veterinarians no longer need to worry about owner compliance issues and pet owners have the convenience of having a complete treatment administered by the veterinarian.

•	Cerenia is a selective NK-1 receptor antagonist for the treatment and prevention of vomiting in dogs and for the prevention of motion sickness.

•

Revolution/Stronghold is our largest-selling parasiticide for dogs and cats. Parasiticides constitute the largest segment of the animal health market for companion animals, consisting mainly of medicines for the control of parasites such as fleas and heartworm.

•

Rimadyl relieves pain and inflammation associated with canine osteoarthritis and soft tissue orthopedic surgery. Rimadyl is the only arthritis pain medication prescribed by veterinarians available in chewable tablets, regular caplets and in an injectable formulation.

•	Draxxin is an effective and convenient single dose antibiotic used to treat infections in cattle and swine.

•	Excede is an effective and convenient single-dose antibiotic used to treat infections in dairy cows, beef cattle and swine.

•

Suvaxyn PCV2 is an effective vaccine for healthy pigs three weeks of age or older as an aid in the prevention of viremia and as an aid in the control of lymphoid depletion caused by Porcine Circovirus Type 2.

•

Zulvac provides a highly effective vaccination program for cattle against bluetongue. It not only immunizes the animal against the virus but also blocks or significantly reduces viremia, which means that the risk of virus transfer is reduced, helping to prevent the spread of bluetongue.

Consumer Healthcare

Consumer Healthcare, which is a legacy Wyeth unit, is the fifth-largest over-the-counter (OTC) health care products company in the world and sells two of the ten largest selling OTC brands in the world. Revenues of $494 million for 2009 reflect revenue generated by Consumer Healthcare subsequent to the close of the Wyeth acquisition on October 15, 2009. It holds strong positions in the U.S. and various international markets. Major categories and product lines are:

•	Dietary Supplements: Centrum Franchise (including Centrum, Silver/Select 50+, Ultra Men’s and Women’s, Performance, Cardio and Kids), Caltrate, Polase, Vitasprint;

•	Pain Management: Advil, Advil PM, ThermaCare, Anadin, Robax, Spalt;

•	Respiratory: Robitussin, Advil Cold & Sinus, Dimetapp;

•	Topicals/Gastro-intestinal: ChapStick, Preparation H, Anbesol, Fibercon.

Nutrition

Pfizer Nutrition, which is a legacy Wyeth unit, is a leader in infant nutritionals in the markets in which we operate. We have a focused presence in key markets throughout Asia, the Middle East, Europe and Latin America with China, the Philippines, the UK, Mexico and Australia being among our top markets. As part of Pfizer, Nutrition will have enhanced opportunities to grow in new and existing markets, as well as to leverage strengths from the combined company to accelerate innovation and develop new products. Revenues of $191 million for 2009 reflect revenue generated by Pfizer Nutrition after the close of the Wyeth acquisition on October 15, 2009.

Nutrition products include our S26 Preterm Feeding System, specialty formulas such as S26 PE Gold and a range of age-specific products that include S26 PE Gold, Progress, Promil and Promise.

Capsugel

Capsugel has a diverse product line that includes not only hard gelatin capsules, but also liquid, softgel, non-animal, and fish gelatin capsules, all for use in pharmaceutical and dietary supplement dosage delivery.

Research and Development

Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. This goal has been supported by our substantial research and development investments. We spent $7.8 billion in 2009, $7.9 billion in 2008 and $8.1 billion in 2007 on research and development.

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

Drug discovery and development is time consuming, expensive and unpredictable. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), out of 5,000-10,000 screened compounds, only 250 enter preclinical testing, five enter human clinical trials and one is approved by the FDA. The process from early discovery or design to development to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research.

We believe that the effect of our significant investments in research is reflected in the number of robust pharmaceutical candidates we have in all stages of development. As of January 27, 2010, we had about 500 projects in development, ranging from discovery through registration, of which 133 programs are from Phase 1 through registration. The projects within our “invest to win” areas include 30 compounds for various oncology indications, 10 compounds for Alzheimer’s disease, eight compounds for pain, 11 compounds for inflammation, six vaccines and 27 biologics. At year-end 2009, our Phase III portfolio contained 34 programs. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering development are the foundation for future products.

In addition to discovering and developing new products, our research operations seek to add value to our existing products by improving their effectiveness and by discovering new uses for them.

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth under the heading Product Developments in our 2009 Financial Report. That information is incorporated by reference.

Our competitors also devote substantial funds and resources to research and development. We also compete against numerous small biotechnology companies in developing potential drug candidates. The extent to which our competitors are successful in their research could result in erosion of the sales of our products and unanticipated product obsolescence.

International Operations

We have significant operations outside the United States. They are managed through the same segments as our U.S. operations—Biopharmaceutical and Diversified.

Revenues from operations outside the U.S. of $28.3 billion accounted for 57% of our total revenues in 2009. Revenues exceeded $500 million in each of 13 countries outside the U.S. in 2009. The U.S. was the only country to contribute more than 10% of our total revenues, comprising 43% of total revenues in 2009, 42.3% of total revenues in 2008 and 47.8% of total revenues in 2007. Japan is our second-largest national market, with 8.5% of total revenues in 2009, 7.7% of total revenues in 2008 and 7.0% of total revenues in 2007.

For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 20 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2009 Financial Report and the table captioned Change in Revenues by Segment and Geographic Area in our 2009 Financial Report. Those tables are incorporated by reference.

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

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2009, both revenues and net income were unfavorably impacted by foreign exchange in general, as foreign currency movements relative to the U.S. dollar decreased our revenues and net income in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 9-E to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2009 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in part F of that Note is also incorporated by reference.

Marketing

In our global Biopharmaceutical segment, we promote our products to health care providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to health care providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. We also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits and risks of our products while continuing to motivate people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues, and our patient assistance programs.

In January 2009, we announced the creation of customer-focused units within our Biopharmaceutical segment to better meet the diverse needs of physicians, patients and our customers while maximizing value for our Company and our shareholders.

The Biopharmaceutical segment includes five human health, customer-focused units: Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets. Upon the closing of the Wyeth acquisition on October 15, 2009, our Specialty Care customer-focused unit expanded to include vaccines.

In April 2009 in the U.S., we also restructured into regional units in order to create a more flexible organization empowered to identify and address local market dynamics and customer needs. Our structure aligns the sales, marketing, and medical functions to work closely to meet the needs of key customer segments while ensuring common coordination, focus and accountability across the organizations.

Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We seek to gain access to health authority, PBM and MCO formularies (lists of recommended, approved, and/or reimbursed medicines and other products). We also work with MCOs, PBMs, employers and other appropriate health care providers to assist them with disease management, patient education and other tools that help their medical treatment routines.

During 2009, Pfizer revenues generated from our three largest biopharmaceutical wholesalers were as follows:

•	McKesson, Inc.—17% of our total revenues;

•	Cardinal Health, Inc.—11% of our total revenues; and

•	AmerisourceBergen Corporation—10% of our total revenues.

Sales to these wholesalers were concentrated in the Biopharmaceutical segment. Apart from these instances, neither of our business segments is dependent on any one customer or group of related customers.

Our global Diversified segment consists of four global units: Animal Health, Consumer Healthcare, Nutrition and Capsugel. Each unit utilizes its own sales and marketing organization to promote its products, and occasionally uses distributors in smaller markets.

Our Animal Health unit’s advertising and promotions are generally targeted to health care professionals, directly and through veterinary journals. Animal Health products are sold through veterinarians, distributors and retail outlets as well as directly to users.

Our Consumer Healthcare unit’s advertising and promotions are generally targeted to consumers through television, print and other media advertising, as well as through in-store promotion. Consumer Healthcare products are sold through a wide variety of channels, including distributors, pharmacies and retail chains.

Our Nutrition unit supports and adheres to the World Health Organization code and national codes on the marketing of breast milk substitutes. Nutrition encourages breastfeeding as the best nutrition for infants, and provides important products for infants who are not exclusively breastfed. Advertising and promotion of our Nutrition products for older children and adults generally target consumers and health care professionals through print and media advertising and television. Our Nutrition products are sold through a wide variety of channels, including distributors, pharmacies, hospitals and retail chains.

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

Drug	U.S. Basic Product Patent Expiration Year
Effexor/Effexor XR	2008 (see below)
Aricept	2010
Lipitor	2010
BeneFIX	2011
Xalatan	2011
Geodon	2012
Viagra	2012
Detrol	2012
Celebrex	2014
Prempro	2015
Zyvox	2015
Lyrica	2018
Chantix	2020
Sutent	2021

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

We have exclusive rights to Enbrel outside the U.S. and Canada and we co-promote Enbrel with Amgen in the U.S. and Canada.

In addition to our U.S. basic product patent for Lipitor, which (including the pediatric exclusivity period) expires in March 2010, we have a patent covering specifically the enantiomeric form of the drug, which (including the pediatric exclusivity period) expires in June 2011. See Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2009 Financial Report regarding pending legal challenges to our Lipitor patents in the U.S.

The basic patent for venlafaxine, the active ingredient in Effexor and the extended release product, Effexor XR, expired in 2008. However, we hold several patents expiring as late as 2017 relating to extended release formulations and methods of using extended release formulations of venlafaxine HCI. In 2005, Wyeth entered into a settlement of patent litigation against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries, Ltd. (Teva Industries) pursuant to which Teva USA and Teva Industries are permitted to launch generic versions of Effexor XR in the U.S. beginning on July 1, 2010, subject to possible earlier launch based on specified market conditions or developments regarding the applicable patent rights, including the outcome of other generic challenges to such patent rights. Since the settlement with Teva USA and Teva Industries, Wyeth settled patent suits against certain other generic companies that generally grant licenses permitting the generic companies to launch generic versions of Effexor XR in the U.S. on or after June 1, 2011, subject to possible earlier launch in limited circumstances, but in no event earlier than January 1, 2011. See Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2009 Financial Report regarding pending legal proceedings related to our Effexor patent.

In October 2009, we settled certain patent litigation involving Vfend by entering into an agreement granting two subsidiaries of Mylan Inc. the right to market voriconazole tablets in the U.S. beginning in the first quarter of 2011.

Zosyn (Tazocin) and Protonix face generic competition in the U.S.

Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Caduet, Detrol/Detrol LA, Lyrica, Tygacil and Zyvox.

In addition, a company has filed an application with the FDA seeking approval to market a generic version of Aricept, which is patented by Eisai Co., Ltd. Wyeth and a subsidiary of Wyeth are defendants in a lawsuit alleging that their ReFacto and Xyntha products infringe the patents of another company.

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

Our biotechnology products, including Enbrel and Prevnar 7, may face competition from biosimilars (also referred to as “follow-on biologics”). Such biosimilars would reference biotechnology products already approved under the U.S. Public Health Service Act. Abbreviated legal pathways for the approval of biosimilars exist in certain international markets. In the U.S., there is not currently an abbreviated legal pathway to approve biosimilars; however, legislation to establish such a pathway is being considered in Congress. Additionally, the FDA has approved a biosimilar recombinant human growth hormone that referenced a biotechnology product approved under the U.S. Federal Food, Drug, and Cosmetic Act.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant data exclusivity period has expired.

We expect that we may face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

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

Competition

Our businesses are conducted in intensely competitive and often highly regulated markets. Many of our human prescription pharmaceutical products face competition in the form of branded drugs or generic drugs that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness. Though the means of competition vary among product categories and business groups, demonstrating the value of our products is a critical factor for success in all of our principal businesses.

Our acquisition of Wyeth in October 2009 created a broader, more diverse portfolio and pipeline with industry-leading positions in potential high-growth areas, further strengthened by new capabilities in biotechnology and vaccines. The combined company not only strengthens our presence in the United States and Europe, but also enhances our abilities to provide emerging markets in China, Latin America, Africa, and the Middle East with high-quality, innovative medicines.

Our competitors include other worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug and consumer health care manufacturers. We compete with other companies that manufacture and sell products that treat similar diseases or indications as our major products.

Such competition affects our core product business, which is focused on applying innovative science to discover and market products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development, as well as our emphasis on business development over the past decade, all resulting in a strong product pipeline. Our investment in research does not stop with a drug approval; we continue to invest in further understanding the value of our products for the conditions they treat as well as potential new applications. We seek to protect the health and well-being of patients by ensuring that medically sound knowledge of the benefits and risks of our medicines is understood and communicated to patients, physicians and global health authorities. We also continue to enhance the organizational effectiveness of all of our Biopharmaceutical functions, including coordinating support for our salespeople’s efforts to accurately and ethically launch and promote our products to our customers.

Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We continue to take measures to evaluate, adapt and improve our organization and business practices to better meet customer and public needs. For instance, we restructured into regional units in order to create a more flexible organization empowered to identify and address local market dynamics and customer needs. We have taken an industry-leading role in evolving our approaches to U.S. direct-to-consumer advertising, interactions with, and payments to, health care professionals and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through support for better health care solutions.

While our Animal Health unit is one of the largest in the world, many other companies offer competing products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include product innovation, quality, price, service and effective promotion to veterinary professionals and consumers.

Our Consumer Healthcare unit faces competition from OTC business units in other major pharmaceutical and consumer packaged goods companies as well as retailers who carry their own private label brands. Our competitive position is affected by several factors, including the amount of resources, relative to competitors, deployed to develop, enhance and promote products; the effectiveness of our promotional efforts; customer acceptance; product quality; new product launches; development of alternative therapies by competitors; growth of lower cost private label brands; regulatory and legislative issues; and scientific and technological advances.

Our Nutrition unit has many competitors, including several multinational companies, as well as numerous local, privately-owned brands. Our competitive position is affected by several factors, including the amount of resources deployed to develop, enhance and promote products; the effectiveness of our promotional efforts; customer acceptance; product quality; new product launches; development of alternative products by competitors; growth of lower-cost private label brands; regulatory and legislative issues; and scientific and technological advances.

Managed Care Organizations

The growth of MCOs in the U.S. has been a major factor in the competitive makeup of the health care marketplace. Approximately 250 million people in the U.S. now participate in some version of managed care. Because of the size of the patient population covered by MCOs, the marketing of prescription drugs to them and the PBMs that serve many of those organizations continues to grow in importance.

MCOs can include medical insurance companies, medical plan administrators, health maintenance organizations, alliances of hospitals and physicians and other physician organizations. The purchasing power of MCOs has increased in recent years due to the growing numbers of patients enrolled in MCOs. At the same time, those organizations have been consolidating into fewer, even larger entities. This consolidation enhances their purchasing strength and importance to us.

The growth of MCOs has increased pressure on drug prices. One objective of MCOs is to contain and, where possible, reduce health care expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. They use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can prevent the need for hospitalization, professional therapy or even surgery, such drugs can become favored first-line treatments for certain diseases.

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

The impact of MCOs on drug prices and volumes has increased as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the Medicare out-patient Prescription Drug Benefit, Medicare Part D, that took effect January 1, 2006. MCOs and PBMs negotiate on behalf of the federal government as Prescription Drug Plans (PDPs). We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the new Medicare PDPs for 2009.

Generic Products

One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, we can lose the major portion of sales of that product in a very short period. Several such competitors make a regular practice of challenging our product patents before their expiry. Generic competitors operate without our large research and development expenses and our costs of conveying medical information about our products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products need only demonstrate a level of availability in the bloodstream equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and charge much less.

In addition, our patent-protected products can face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor began to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their health care programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs. The substitution must be made unless the prescribing physician expressly forbids it. In the U.S., Pfizer’s Greenstone subsidiary sells generic versions of Pfizer’s as well as certain of our competitors’ pharmaceutical products upon loss of exclusivity, as appropriate.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2009, and none are expected in 2010. However, select agricultural-based materials have from time to time increased in price due to short-term imbalances between supply and demand. We have successfully secured these materials to meet our requirements in these circumstances but generally at higher prices than those historically paid.

Government Regulation and Price Constraints

In the United States

General. Pharmaceutical companies are subject to extensive regulation by national, state and local agencies in the countries in which they do business. Of particular importance is the FDA in the U.S. It has jurisdiction over our Biopharmaceutical segment and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our biopharmaceutical products. The FDA also regulates our Consumer Healthcare, Nutrition and Capsugel products as well as our Animal Health products. The U.S. Department of Agriculture and the U.S. Environmental Protection Agency also regulate some of our products.

In addition, many of our activities are subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services (HHS), the Federal Trade Commission (which also has the authority to regulate the advertising of consumer health care products including over-the-counter drugs and dietary supplements) and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies (see Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2009 Financial Report). Such actions may include product recalls, seizures and other civil and criminal sanctions.

The U.S. Congress and the FDA are considering proposals to clarify how the FDA assesses “follow-on biological” products. Depending on the specific provisions, legislative or regulatory changes that would facilitate the approval of such products could have an adverse impact on our business.

Medicare. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the 2003 Medicare Modernization Act) was enacted. Medicare beneficiaries are now eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Approximately 90% of Medicare beneficiaries now have coverage for prescription medicines with high levels of beneficiary satisfaction and lower-than-expected costs to the government and to beneficiaries. The use of pharmaceuticals has increased slightly among some patients as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population. Despite the success of Medicare Part D, legislative changes have been proposed to mandate government rebates in Medicare and to allow the federal government to directly negotiate prices with pharmaceutical manufacturers. It is expected that if legislation were enacted to mandate rebates or provide for direct government negotiation in Medicare Part D, access and reimbursement for our products would be restricted.

Pfizer is committed to helping ensure that all Americans without coverage for prescription medicines have access to Pfizer products. To that end, in 2004, we implemented our Helpful Answers program, an umbrella program that brings together Pfizer’s long-standing patient assistance programs with Pfizer Pfriends, a prescription discount card offering savings on Pfizer prescription medicines for all Americans without prescription drug coverage, regardless of age or income. In addition, in January 2005, we joined Together Rx Access with nine other pharmaceutical companies to offer savings on over 275 medicines to Medicare-ineligible, uninsured individuals under 65 who fall below certain income thresholds. Pfizer also participates in the Partnership for Prescription Assistance, a single point of access to more than 475 public and private patient assistance programs. More recently, the Pfizer MAINTAIN Program (Medicines Assistance for Those Who Are In Need) provides delivery of free Pfizer medicines to the homes of qualified patients. This program is intended to provide Pfizer medicines to patients who have recently become unemployed and are uninsured.

If federal health care reform proposals (see Risk Factors for a discussion of the potential risks health care reform may have on our business) currently before the Congress are passed, there may be changes to the existing Medicare Part D. Such changes may include a requirement for pharmaceutical manufacturers to pay a portion of the cost of medications when patients reach the current coverage gap. See Health Care Reform below. This cost offset is expected to be passed on to patients purchasing their medications at pharmacies. While the decrease in patient costs will assist patients in affording their medications, it will also reduce revenues for the medications sold during this coverage gap.

Importation of Drugs. There continue to be legislative proposals to amend U.S. law to allow the importation into the U.S. of prescription drugs from outside the U.S., which can be sold at prices that are regulated by the governments of various foreign countries. In addition to well-documented safety concerns, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Modernization Act maintains a prohibition on such imports, it would allow importation from Canada if the Secretary of HHS certifies that such importation is safe and would result in savings to consumers. Before the 2003 Medicare Modernization Act, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of HHS made the same safety and cost-savings certifications.

The Secretaries of HHS in both the Clinton and George W. Bush Administrations declined to certify that importation of medicines is safe and saves money. If the current Secretary of HHS were to certify that importation is safe and saves money, an increase in cross-border trade in medicines subject to foreign price controls in other countries could occur and could have an adverse impact on our business.

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

Medicaid and Related Matters. Federal law requires us to give rebates to state Medicaid agencies based on each state’s reimbursement of pharmaceutical products under the Medicaid program. In recent years, various proposals have been offered at federal and state levels that would bring about major changes in the Medicaid program. In the short term, driven by budget concerns, many states have implemented restrictive drug lists and state supplemental rebate programs under the Medicaid program. The downturn in state revenues, coupled with an anticipated increase in Medicaid program enrollment due to a declining economy, could cause rebate payments to rise in 2010. Should Congress pass federal health care reform proposals currently before the Congress, an increase in pharmaceutical rebates paid to the program is anticipated. The increase would most likely be the result of an increase in the number of individuals eligible for the Medicaid program, an expansion of entities eligible for the Medicaid rebate (such as Medicaid managed care programs) and an increase in the minimum rebate required for participation in the program. The anticipated increase in the minimum rebate may also have implications for the federal 340B program that requires the offering of discounts based at a minimum to the rebates paid in the Medicaid program. An expansion of entities that may become eligible for access to discounts offered through the 340B program may also increase the discounts that are required.

The majority of states use preferred drug lists to restrict Medicaid beneficiaries’ access to certain medicines. Restrictions exist for some Pfizer products in certain states. Access in the Medicaid managed care program is typically determined by the health plans providing coverage for Medicaid recipients contracting for the provision of services in the state. Access may vary by plan. However, there have been legislative proposals to apply government mandated Medicaid rebates to the Medicaid managed care program.

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

We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Revenues section of our 2009 Financial Report and in Note 1-H to our consolidated financial statements, Significant Accounting Policies, Revenues, in our 2009 Financial Report, which discussions are incorporated by reference.

Marketing Restrictions. A number of states are considering programs to control pharmaceutical marketing activities that go beyond commitments made related to adhering to the recently revised and strengthened PhRMA Code for Interactions with Healthcare Professionals. If implemented, such efforts have the potential to limit appropriate communication activities with health care professionals prescribing our medications.

Health Care Reform. We continue to be a constructive force in helping to shape health care policy and regulation of our products. Although we cannot predict the outcome of pending and possible future U.S. health care reform initiatives, we remain committed and actively engaged in discussions to reform health care in a way that expands coverage for those currently uninsured, does not erode coverage for those currently insured, improves quality, rewards innovation and provides value for patients. During the second quarter of 2009, PhRMA, of which we are a member, announced an $80 billion commitment over the next decade to support health care reform in the U.S. Among other things, that commitment includes reducing the cost of medicines for seniors and disabled Americans who are affected by the coverage gap in the Medicare prescription drug program. The PhRMA commitment is intended to be part of any federal health care reform legislation in the U.S.

Outside the United States

We encounter similar regulatory and legislative issues in most other countries. In Europe, Canada and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to different prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices.

The approval of new drugs across the European Union (EU) may only be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/European Medicines Agency (EMA) Central Approval Process, which applies in the EU member states, plus Norway and Iceland, which are full participants in these registration processes. The use of these procedures provides a more rapid and consistent approval process across the member states than was the case when the approval processes were operating independently within each country.

Since the EU does not have jurisdiction over patient reimbursement or pricing matters in its member states, we continue to work with individual countries on such matters across the region.

During 2004, a comprehensive package of reforms was adopted amending EU law on the regulation of medicinal products in many areas, including approval procedures and safety reporting. Of particular note, the data exclusivity periods during which innovative companies’ regulatory data are protected are required to be harmonized in all member states. In addition, these reforms introduced a clear legal basis for the approval of biosimilar or “follow-on biological” products in the EU. Following the effectiveness of these new regulations (in November 2005), the first such products, including a biosimilar version of Genotropin, were approved in the EU in 2006. The new regulations also shortened certain approval timelines and introduced fast-track and conditional centralized authorizations. Pfizer’s Sutent was the first product to be conditionally approved under the new law in 2006 (although its status subsequently was converted to full authorization). At present, a new reform proposal is pending in the EU, which would introduce changes to address the problem of counterfeit medicines and to make improvements to the pharmacovigilance system. This proposal also includes changes to allow pharmaceutical companies to provide certain non-promotional information on their medicines to the public; however, this has proved particularly contentious and as such is expected to be dealt with separately.

On January 26, 2007, the new EU Regulation on Medicines for Pediatric Use became effective. This introduced new obligations on pharmaceutical companies to conduct research on their medicines for children and, subject to various conditions, offered the possibility of incentives for so doing, including exclusivity extensions. The aim of this regulation is to improve the health of children in the EU through high quality research, stimulating the development of new medicines, creating infrastructure to enable authorized use and improving the information on medicines for children. A Pediatric Committee (PDCO) was created within the EMA to provide scientific opinions and input on development plans for medicines for use with children. In line with this regulation, Pfizer is conducting many pediatric research programs for its in-line and development products, and completed its first EMA-approved pediatric investigation plan (for Lipitor) in 2009.

On November 28, 2007, the EU Commission hosted the Transatlantic Administrative Simplification Workshop co-chaired by the EU Commission and the FDA, in co-operation with the EMA and the Heads of European Medicines Agencies, to identify opportunities for administrative simplification between the U.S. and the EU in the field of pharmaceutical regulation. These opportunities included possible harmonization of administrative practices and guidelines, not necessitating changes in regulations, while maintaining or increasing the current levels of public health protection. By freeing up resources, this cooperation will allow the industry to focus more of its resources on developing and supplying medicines to meet the needs of patients. During the annual EU - EMA/FDA bilateral meeting in September 2009, the parties provided an update on the status of the implementation of the administrative simplification project. These efforts are continuing and inter-agency dialogue is expanding into a range of areas, such as pediatric development.

Health Canada is the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada. In October 2006, Health Canada introduced its modernization initiative under the Blueprint for Renewal: Modernizing Canada’s Regulatory System for Health Products and Food policy framework. The Blueprint includes ten objectives among which are: the Progressive Licensing Framework (PLF) now referred to as the Legislative and Regulatory Modernization (LRM) for pharmaceuticals and biologics; adoption of a product life-cycle approach to regulations; stronger post-market safety and surveillance systems; increased transparency and openness; emphasis on special populations (including the establishment of the Expert Advisory Committee on Pediatrics); strengthening compliance and enforcement; and moving to an integrated health system (closer collaboration and consultation with provinces and territories with respect to access). In December 2007, the federal government issued its New Food and Consumer Safety Action Plan, followed by Bill C-51 (April 2008) with proposed legislative amendments to the Food and Drugs Act. The Bill is expected to be re-introduced in 2010 and, if passed, would represent a significant drug regulatory system reform and a major change to Canada’s drug approval system. Under the LRM and its “life-cycle” approach to regulation, Health Canada is seeking to establish flexibility in the market authorization process that will lead to earlier and more appropriate access for patients to promising therapeutic products as well as focus on best patient outcomes. Current regulatory policies and initiatives, such as priority and conditional approvals, are already providing for internationally competitive approval timelines. As in the EU, Sutent was initially approved under the conditional provision.

Health Canada, under its current regulatory authority and Draft Guidance of March 2009, approved in April 2009 the first “Subsequent Entry Biologic” (SEB), Omnitrope, also referred to in other jurisdictions as biosimilar or follow-on-biologic. Omnitrope used Pfizer’s Genotropin as its reference product to demonstrate comparability/similarity. According to Health Canada, SEBs like any new drugs cannot be substituted or used interchangeably with the reference product used in the studies. Furthermore, the modernization initiative is proposing the introduction of a legislative and regulatory framework for Drugs for Rare Disorders (i.e. orphan drugs in the U.S. and EU), updated Cost Recovery Framework (i.e., user fees), a specific regulatory framework for SEBs and legislation strengthening post-market safety requirements.

Introductory “non-excessive” prices and price increases are controlled by the federal Patented Medicines Prices Review Board. Canada’s intellectual property regime for drugs, which was implemented under the Data Protection regulations and provides for a minimum of eight years of data protection for new chemical entities, has been challenged by recent litigation that has favored generic manufacturers. The federal government also has jurisdiction over international trade and therefore over the issue of cross-border trade in pharmaceuticals and internet pharmacies.

Environmental Law Compliance

Most of our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites (see Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2009 Financial Report). As a result, we incurred capital and operational expenditures in 2009 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures—$19.6 million;

•	other environment-related expenses—$151 million.

While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, including compliance with pending legislation and potential regulation related to climate change, we have no reason to believe they will have a material effect on our capital expenditures or competitive position.

We have reviewed the potential for physical risks to our facilities and supply chain that may be exacerbated by climate change and have concluded that, because of our facility locations and our existing distribution networks, we do not believe these risks are material in the near term.

Tax Matters

The discussion of tax-related matters in Note 7 to our consolidated financial statements, Taxes on Income, in our 2009 Financial Report, is incorporated by reference.

Employees

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2009, we employed approximately 116,500 people in our operations throughout the world. Total legacy Pfizer headcount was over 74,000 while total legacy Wyeth headcount was more than 42,000.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2009 Form 10-K and in our 2009 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance or business plans or prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to substantial risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements and you are cautioned not to put undue reliance on forward-looking statements.

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

Health Care Reform

Both the United States House of Representatives and the United States Senate have passed bills to implement significant health care reform. However, negotiations between the Senate and the House have not progressed to resolve the differences in the bills It is uncertain at this time whether and when health care reform may be implemented and what form it may take. Therefore, we cannot determine at this time what impact health care reform will have on the Company, if any. For example, as the bills stand currently, a provision in the Senate bill would empower an advisory panel to recommend annual Medicare cost-saving proposals. Congress then would be required to consider the proposals on an expedited basis, would have limited ability to revise them and, if it fails to act, the advisory panel’s proposals would be implemented automatically. The advisory panel’s cost-cutting proposals could have a negative effect on our future revenue.

As mentioned above, the pharmaceutical industry pledged an $80 billion contribution over 10 years, including increased Medicaid rebates, Medicare coverage gap discounts, a pathway for follow on biologics and an excise tax of $2.3 billion annually. These costs are not expected to be offset by increased sales from coverage of the uninsured. At this time no assurances can be given that health care reform will not have an adverse effect on our revenue in the future.

Government Regulation and Managed Care Trends

U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations. In the U.S., many of our biopharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as the result of the 2003 Medicare Modernization Act due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, if the 2003 Medicare Modernization Act were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Furthermore, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including changes in patent laws, the importation of prescription drugs from outside the U.S. at prices that are regulated by the governments of various foreign countries, restrictions on U.S. direct-to-consumer advertising or limitations on interactions with health care professionals and the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines.

The prohibition on the use of federal funds for reimbursement of erectile dysfunction medications by the Medicaid program, which became effective January 1, 2006, and the similar federal funding prohibition for the Medicare Part D program, which became effective January 1, 2007, has had an adverse effect on our business. Any prohibitions on the use of federal funds for reimbursement of other classes of drugs in the future may also have an adverse effect.

We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation has led to different prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries can undermine our sales in markets with higher prices. As a result, it is expected that pressures on the pricing component of operating results will continue. The adoption of restrictive price controls in new jurisdictions or more restrictive ones in existing jurisdictions could also adversely impact revenue.

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

Also, the patents covering several of our most important medicines, including Lipitor, Caduet, Detrol/Detrol LA, Lyrica, Tygacil, Zyvox and Aricept, are being challenged by generic manufacturers. In addition, our patent-protected products may face competition in the form of generic versions of branded products of competitors that lose their market exclusivity. For example, Lipitor began to face competition from generic pravastatin (Pravachol) and generic simvastatin (Zocor) during 2006.

Competitive Products

We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales. Products that compete with ours, including some of our best-selling medicines, are launched from time to time. Competitive product launches have occurred in recent years and certain potentially competitive products are in various stages of development, some of which have been filed for approval with the FDA and with regulatory authorities in other countries.

Dependence on Key In-Line Products

We recorded direct product revenues of more than $1 billion for each of nine legacy Pfizer pharmaceutical products in 2009: Lipitor, Norvasc,

Lyrica, Celebrex, Viagra, Detrol/Detrol LA, Xalatan/Xalacom, Geodon and Zyvox. Those products accounted for 56% of our total Biopharmaceutical revenues in 2009. Lipitor sales in 2009 were approximately $11.4 billion, accounting for approximately 25% of our total 2009 Biopharmaceutical revenues. We did not record more than $1 billion in revenue for any single legacy Wyeth product in 2009, since our results do not reflect revenues for legacy Wyeth products before the acquisition date of October 15, 2009. If the products referenced above or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling or if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. For example, U.S. revenues for Chantix declined in 2009 compared to 2008 following changes to the Chantix U.S. label during 2008 and 2009. As noted, patents covering several of our best-selling medicines have recently expired or will expire in the next few years, and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products.

Specialty Pharmaceuticals

Specialty pharmaceuticals are medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer, multiple sclerosis and HIV. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost containment strategies targeted to this sector. While the impact on Pfizer of payers’ efforts to control access and pricing of specialty pharmaceuticals has been limited to date, our growing portfolio of specialty products, combined with the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact in the future.

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

Development, Regulatory Approval and Marketing of Products

Risks and uncertainties apply particularly with respect to product-related, forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products. There also are many considerations that can affect marketing of our products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related, forward-looking statements.

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 (the FDAAA) gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

Biotechnology Products

Government regulation may, in the future, allow more permissive approval regimes for biosimilars (or “follow-on biologics”). Such biosimilars would reference biotechnology products already approved under the U.S. Public Health Service Act. In the U.S., there is not currently an abbreviated legal pathway to approve biosimilars; however, legislation to establish such a pathway is being considered by Congress. Additionally, the FDA has approved a biosimilar recombinant human growth hormone that referenced a biotechnology product approved under the U.S. Federal Food, Drug, and Cosmetic Act. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant data exclusivity period has expired. We expect that we could face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

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

Interest Rate and Foreign Exchange Risk

57% of our total 2009 revenues were derived from international operations, including 29% from the Europe region and 16% from the Japan/Asia region. These international-based revenues, as well as our substantial international net assets, expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management in our 2009 Financial Report. For additional details, see Note 9E to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities, in our 2009 Financial Report. Those sections of our 2009 Financial Report are incorporated by reference.

Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

Risks Affecting International Operations

Our international operations also could be affected by capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to, our products, as well as by unstable governments and legal systems and inter-governmental disputes. Any of these changes could adversely affect our business.

Diversified Segment

Our Animal Health unit may be impacted by continuing global economic weakness resulting in high unemployment rates and tight credit conditions. A high unemployment rate typically results in reduced traffic in veterinary clinics, negatively impacting our companion animal business. Tight credit conditions limit the borrowing power of livestock producers, causing some to switch to lower-priced alternatives.

Pfizer Nutrition may experience significant financial impact associated with changes in national, regional, and international laws, rules and guidelines and their enforcement. Our infant and young child nutrition products are subject to an array of rules and regulations enforced by government entities as well as treaties, conventions and guidelines from international authorities. Changes to these requirements can significantly impact costs relating to taxes, tariffs, trade, labeling, marketing, manufacturing, and the overall availability of our products.

The Consumer Healthcare unit may be impacted by economic volatility and generic competition affecting consumer spending patterns and market share gains of competitors’ branded products or generic store brands. In addition, regulatory and legislative outcomes regarding the safety, efficacy or unintended uses of specific ingredients in our Consumer Healthcare products may require withdrawal and/or reformulation of certain products (e.g. pseudoephedrine in cough/cold products).

Global Economic Conditions

The global economic downturn in 2009 and the continuing economic weakness has not had, nor do we anticipate it will have, a significant impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity will not be affected by recent and possible future changes in global financial markets and global economic conditions.

Moreover, like other businesses, our results have been adversely impacted by and may continue to be adversely impacted by the weak global economy. The impact of the weak economy on our Biopharmaceutical operations has been largely in the U.S. market, affecting products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the weak economy, including high unemployment levels, and facing increases in co-pays, are sometimes switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. The weak economy has also increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. Our Diversified segment has also been impacted by the weak economy, which has adversely affected global spending on veterinary care and on personal healthcare products. There can be no assurance that our results will not continue to be affected by weak global economic conditions.

Difficulties of Our Wholesale Distributors

In 2009, our largest wholesale distributor accounted for approximately 17% of our total revenue, and our top three wholesale distributors accounted for approximately 38% of our total revenue. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes us on a timely basis or at all, which could negatively impact our results of operations.

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

Changes in Laws and Accounting Standards

Our future results could be adversely affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law and regulatory interpretations including changes affecting the taxation by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals), competition laws and environmental laws in the U.S. and other countries.

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

Business Development Activities

We expect to continue to enhance our in-line products and product pipeline through acquisitions, licensing and alliances (see Our Strategic Initiatives—Strategy and Recent Transactions in our 2009 Financial Report, which is incorporated by reference). However, these enhancement plans are subject to the availability and cost of appropriate opportunities and competition from other pharmaceutical companies that are seeking similar opportunities.

Information Technology

We rely to a large extent upon sophisticated information technology systems and infrastructure. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Failure to Realize All of the Anticipated Benefits of the Acquisition of Wyeth

The success of our recent acquisition of Wyeth will depend, in large part, on our ability to realize the anticipated benefits and cost savings from integrating the operations of Pfizer and Wyeth. If we are not able to successfully integrate the operations of the two legacy companies, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

With the acquisition of Wyeth, the total operational real estate portfolio increased from 45 million square feet to 70 million square feet in 2009. A further 7.5 million square feet of facilities currently are non-operational pending disposal. Our goal is to continue consolidation of operations to achieve efficiencies and to dispose of excess space.

Pfizer corporate headquarters will continue to be in New York City. With the exception of the Specialty Care customer-focused unit (which is headquartered in the legacy Wyeth Collegeville, Pennsylvania site), the Biopharmaceutical units will continue to maintain their New York City headquarters.

The Diversified segment will be headquartered in the legacy Wyeth Madison, New Jersey site.

As a result of the Wyeth acquisition, we have surplus office space in the Northeast U.S. and we are in the process of exiting several leased facilities and seeking to sell 685 Third Avenue in New York City, Great Valley in Pennsylvania and the New London, Connecticut office building.

Our Biopharmaceutical and Diversified segments expect to continue to own and lease space around the world for sales and marketing, customer service and administrative support functions. In many locations these businesses will be co-located to achieve synergies and operational efficiencies. Following the acquisition of Wyeth, global initiatives were recently launched to significantly reduce the global office portfolio by year-end 2012 by disposing of owned and leased properties.

Our Global Research and Development (R&D) facilities support both the BioTherapeutics and PharmaTherapeutics R&D organizations. We will operate both R&D organizations in a number of locations around the world, with heavy concentration in North America and the United Kingdom. We have started implementation of our previously announced R&D footprint reduction of the combined portfolio by moving forward on our facilities-disposition program. The sale of the former Pfizer R&D St Louis, Missouri campus is slated to be completed in early 2010. Also, in 2010, we expect to begin the disposition process for the R&D sites at Princeton, New Jersey, Rouses Point in New York, and a portion of the La Jolla, California campus.

We have veterinary medicine research and development operations in owned or leased facilities in Kalamazoo and Richland Township in Michigan; Durham, North Carolina; Thane, India; Sandwich, UK; Wavre, Belgium; and Brisbane, Australia.

Our Global Manufacturing (PGM) division is headquartered in various locations with leadership primarily in New York, New York and in Peapack, New Jersey. PGM operates plants in 81 locations around the world that manufacture products for our organizations including Animal Health, Consumer Healthcare, Emerging Markets, Established Products, Nutrition, Primary Care, Oncology and Specialty/Vaccines. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Philippines, Puerto Rico, Singapore and the United States. PGM also operates multiple distribution facilities around the world. There is an active Plant Network Strategy in development that is expected to reduce the size of the network over the next several years. In addition, the Capsugel unit has manufacturing facilities in 10 locations around the world.

In general, we believe that our properties are well maintained, adequate and suitable for their purposes. See Note 11 to our consolidated financial statements, Property, Plant and Equipment, in our 2009 Financial Report, which discloses amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion under Note 17 to our consolidated financial statements, Lease Commitments, in our 2009 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2009 Financial Report, which is incorporated by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2010 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Jeffrey B. Kindler	54	Chief Executive Officer since July 2006. He became Chairman of the Board in December 2006. He was Vice Chairman and General Counsel from March 2005 to July 2006, Executive Vice President and General Counsel from April 2004 to March 2005, and Senior Vice President and General Counsel from January 2002 to April 2004. Prior to joining Pfizer, Mr. Kindler served as Chairman of Boston Market Corporation from 2000 to 2001, and President of Partner Brands during 2001, both companies owned by McDonald’s Corporation. He serves on the boards of the Federal Reserve Bank of New York, Ronald McDonald House Charities and Tufts University.

Frank A. D’Amelio	52	Senior Vice President and Chief Financial Officer since September 2007. Previously, he was Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent from November 2006 until August 2007. Mr. D’Amelio was the Chief Operating Officer of Lucent Technologies from January 2006 until November 2006 and from May 2001 until January 2006, he was Executive Vice President, Administration, and Chief Financial Officer of Lucent Technologies. He is a Director of Humana, Inc., the Independent College Fund of New Jersey and the JP Morgan Chase National Advisory Board.

Mikael Dolsten	51	Senior Vice President; President, Pfizer BioTherapeutics Research & Development Group since October 2009. Previously, he was Senior Vice President of Wyeth and President, Wyeth Research from June 2008 until October 2009. He was a Private Equity Partner at Orbimed Advisors, LLC from January 2008 until June 2008. Dr. Dolsten was Global Head, Corporate Division Pharma Research and Discovery, of Boehringer Ingelheim Corporation from 2003 to 2007.

Freda C. Lewis-Hall	54	Senior Vice President-Chief Medical Officer since May 2009. Previously she was Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals from June 2008 until May 2009. Dr. Lewis-Hall was Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008.

Martin Mackay	53	Senior Vice President; President, Pfizer PharmaTherapeutics Research & Development Group since October 2009. Previously, he was President of Pfizer Global Research & Development (PGRD) from October 2007 until October 2009. In 2007, he was named Vice President, PGRD, Head of Worldwide Development. From 2003 to 2007, he held the position of Senior Vice President, Head of Worldwide Research and Technology. From 1999 to 2003 he was Senior Vice President, Head of Worldwide Discovery.

Mary McLeod	53	Senior Vice President-Worldwide Human Resources since April 2007. She served in this role on an interim basis from January to April 2007 while she was a consultant at Korn Consulting Group. Prior to that, she led Human Resources for Symbol Technologies from 2005 to 2006 and was the head of Human Resources for Charles Schwab & Co., Inc. from 2001 to 2004. From 1999 to 2001, she was Vice President-Human Resources for Cisco Systems. She is a Director of Belden Inc.

Ian C. Read	56	Senior Vice President; Group President, Pfizer Biopharmaceutical Businesses since October 2009. Previously, he was President Worldwide Pharmaceutical Operations from August 2006 until October 2009. Mr. Read has held various positions of increasing responsibility in pharmaceutical operations. He previously served as Area President for the Europe, Canada, Africa and Middle East and Latin America regions and Senior Vice President of the Pfizer Pharmaceuticals Group. Mr. Read was elected a Vice President of Pfizer Inc. in April 2001. He is a Director of Kimberly—Clark Corporation.

Cavan M. Redmond	49	Senior Vice President; Group President, Pfizer Diversified Businesses since October 2009. Previously, he was President, Wyeth Consumer Healthcare from December 2007 until October 2009. He was Executive Vice President and General Manager, BioPharma, Wyeth Pharmaceuticals from 2003 until December 2007.

Natale S. Ricciardi	61	Senior Vice President; President-Pfizer Global Manufacturing since October 2004. He held a number of positions of increasing responsibility in manufacturing before being named U.S. Area Vice President/Team Leader for Pfizer Global Manufacturing in 1999. He is a Director of Mediacom Communications Corp.

William R. Ringo	64	Senior Vice President; Strategy and Business Development since April 2008. Prior to joining Pfizer, Mr. Ringo served as Executive in Residence at Sofinnova Ventures from January 2007 until March 2008 and as Executive in Residence at Warburg Pincus, a global private equity investment firm, from November 2006 to December 2007. From August 2004 to April 2006, he was President and CEO of Abgenix, Inc., a biotechnology firm. [1]

Amy W. Schulman	49	Senior Vice President and General Counsel since June 2008. In July 2008, she was elected Corporate Secretary. Ms. Schulman was a partner at the law firm of DLA Piper from 1997 until joining Pfizer.

Sally Susman	48	Senior Vice President and Chief Communications Officer since February 2008. Prior to joining Pfizer, Ms. Susman held senior level positions at The Estee Lauder Companies, including Executive Vice President from December 2004 to January 2008 and Senior Vice President—Global Communications from September 2000 through November 2004.

[1]	Mr. Ringo has announced his intention to retire. On February 25, 2010, the Board of Directors elected Kristin C. Peck as Senior Vice President, Worldwide Business Development, Strategy and Innovation, and appointed her as a member of Pfizer’s Executive Leadership Team, effective April 1, 2010.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Common Stock is the New York Stock Exchange Euronext. Our stock is also listed on the London and Swiss Stock Exchanges and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2009 Financial Report.

This table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2009:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
September 28, 2009
Through
October 25, 2009	53,876	$16.58		$5,033,723,295

October 26, 2009
Through
November 30, 2009	31,950	$17.10		$5,033,723,295

December 1, 2009
Through
December 31, 2009	74,855	$18.69		$5,033,723,295

Total	160,681	$17.67

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

(b)

These columns reflect the following transactions during the fourth quarter of 2009: (i) the open-market purchase by the trustee of 48,274 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards, (ii) the surrender to Pfizer of 106,340 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, and (iii) the surrender to Pfizer of 6,067 shares of common stock to satisfy tax withholding obligations in connection with vesting of performance-contingent share awards issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the Financial Summary in our 2009 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the Financial Review section of our 2009 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2009 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2009 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2009 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2009 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our 2009 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

Information about our Directors is incorporated by reference from the discussion under Item 1 of our 2010 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2010 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct and Code of Conduct for Directors in our 2010 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Governance of the Company – Governance Information – Criteria for Board Membership and Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders in our 2010 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading The Audit Committee in our 2010 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2009 Form 10-K.

The Board of Directors, upon the recommendation of its Compensation Committee and Corporate Governance Committee, has authorized Directors, Executive Leadership Team members and other executives who are subject to the Company’s stock-trading pre-clearance and quarterly blackout requirements, at their election, to enter into plans, at a time they are not in possession of material non-public information, to purchase or sell Pfizer stock that satisfy the requirements of Exchange Act Rule 10b5-1. The Board has also approved the form of the 10b5-1 trading plan that must be used by any such individual who elects to enter into such a plan. Rule 10b5-1 permits trading on a pre-arranged, “automatic-pilot” basis subject to certain conditions, including that the person for whom the plan is created (or anyone else aware of material non-public information acting on such person’s behalf) not exercise any subsequent influence regarding the amount, price and dates of transactions under the plan. As a result, trades under 10b5-1 plans by our Directors, Executive Leadership Team members and other executives may not be indicative of their respective opinions of our performance at the time of the trade or of our potential future performance. The Board believes that it is appropriate to permit Directors and senior executives, whose ability to purchase or sell Pfizer stock is otherwise substantially restricted by quarterly and special stock-trading blackouts and by their possession from time to time of material nonpublic information, to engage in pre-arranged trading in accordance with Rule 10b5-1. Trades by our Directors and Executive Leadership Team members pursuant to 10b5-1 trading plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC as required by applicable law.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings: Compensation of Non-Employee Directors, Executive Compensation, and Compensation Committee Interlocks and Insider Participation in our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Securities Ownership and Equity Compensation Plan Information in our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2010 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2009 and 2008 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our 2010 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2 of our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2009 Financial Report are incorporated by reference into Item 8 of Part II of this 2009 Form 10-K:

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

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Matthew Lepore, Vice President and Chief Counsel-Corporate Governance, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this 2009 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(26) are management contracts or compensatory plans or arrangements.

2(1)	Agreement and Plan of Merger dated as of January 25, 2009 among Pfizer Inc., Wagner Acquisition Corp. and Wyeth is incorporated by reference from our 8-K report filed on January 29, 2009.

3(1)	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004.

3(2)	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended July 2, 2006.

*3(3)	Our By-laws, as amended February 25, 2010.

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001.

4(2)	First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 10-Q report for the period ended June 28, 2009.

4(3)	Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 8-K report filed on June 3, 2009.

4(4)	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as Trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our 8-K report filed on November 3, 2009.

4(5)	Except as set forth in Exhibits 4(1) – (4) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(2)	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders.

10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(4)	Form of Restricted Stock Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(5)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(6)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.

10(7)	Pfizer Retirement Annuity Plan, as amended through November 6, 1997, is incorporated by reference from our 1997 10-K report.

10(8)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(9)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of February 1, 2002, is incorporated by reference from our 2002 10-K report.

10(10)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(11)	Summary of Annual Incentive Plan is incorporated by reference from our 2000 10-K report.

10(12)	2001 Performance-Contingent Share Award Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(13)	Performance-Contingent Share Award Program is incorporated by reference from our 10-Q report for the period ended September 29, 1996.

10(14)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(15)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(16)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(17)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(18)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2009 Proxy Statement is incorporated by reference from our 1997 10-K report.

10(19)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

[1]	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(20)	Severance Agreement, dated August 22, 2007, between us and Frank A. D’Amelio and letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007, are incorporated by reference from our 8-K report filed on August 22, 2007.

10(21)	Executive Severance Plan is incorporated by referenced from our 8-K report filed on February 20, 2009.

10(22)	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 10-K report.

10(23)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 2008 10-K report.

10(24)	Offer letter to Dr. Goodman, dated September 27, 2007, is incorporated by reference from our 8-K report filed on April 27, 2009.

10(25)	Separation and Settlement Agreement, dated April 25, 2009, by and between Dr. Goodman and us is incorporated by reference from our 8-K report filed on April 27, 2009.

10(26)	Form of Special Award Letter Agreement is incorporated by reference from our 8-K report filed on October 28, 2009.

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2009 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 26, 2010	By:	/s/ AMY W. SCHULMAN
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

This power of attorney may only be revoked by a written document executed by the under signed that expressly revokes this power by referring to the date and subject hereof.

Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JEFFREY B. KINDLER Jeffrey B. Kindler	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 26, 2010

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 26, 2010

/S/ MICHAEL S. BROWN Michael S. Brown	Director	February 26, 2010

/S/ M. ANTHONY BURNS M. Anthony Burns	Director	February 26, 2010

/S/ ROBERT N. BURT Robert N. Burt	Director	February 26, 2010

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 26, 2010

/S/ FRANCES D. FERGUSSON Frances D. Fergusson	Director	February 26, 2010

Signature	Title	Date

/S/ WILLIAM H. GRAY III William H. Gray III	Director	February 26, 2010

/S/ CONSTANCE J. HORNER Constance J. Horner	Director	February 26, 2010

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 26, 2010

/S/ JAMES M. KILTS James M. Kilts	Director	February 26, 2010

/S/ GEORGE A. LORCH George A. Lorch	Director	February 26, 2010

/S/ JOHN P. MASCOTTE John P. Mascotte	Director	February 26, 2010

/S/ DANA G. MEAD Dana G. Mead	Director	February 26, 2010

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 26, 2010

/S/ WILLIAM C. STEERE, JR. William C. Steere, Jr.	Director	February 26, 2010