Form 10-Q
period 2010-04-04
PFIZER INC
filed 2010-05-13
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

YES ☐                  NO ☒

At May 10, 2010, 8,066,133,809 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
April 4, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(millions, except per common share data)	April 4, 2010	Mar. 29, 2009

Revenues	$16,750	$10,867

Costs and expenses:
Cost of sales(a)	4,306	1,408
Selling, informational and administrative expenses(a)	4,436	2,876
Research and development expenses(a)	2,226	1,705
Amortization of intangible assets	1,409	578
Acquisition-related in-process research and development charges	74	–
Restructuring charges and certain acquisition-related costs	706	554
Other (income)/deductions––net	414	(57)

Income from continuing operations before provision for taxes on income	3,179	3,803

Provision for taxes on income	1,146	1,074

Income from continuing operations	2,033	2,729

Discontinued operations – net of tax	2	1

Net income before allocation to noncontrolling interests	2,035	2,730

Less: Net income attributable to noncontrolling interests	9	1

Net income attributable to Pfizer Inc.	$2,026	$2,729

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.25	$0.41
Discontinued operations––net of tax	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.25	$0.41

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.25	$0.40
Discontinued operations––net of tax	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.25	$0.40

Weighted-average shares used to calculate earnings per common share:
Basic	8,061	6,723
Diluted	8,101	6,753

Cash dividends paid per common share	$0.18	$0.32
(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 8B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	April 4, 2010*	Dec. 31, 2009**
Assets
Cash and cash equivalents	$1,759	$1,978
Short-term investments	15,503	23,991
Accounts receivable, less allowance for doubtful accounts	13,611	14,645
Short-term loans	919	1,195
Inventories	10,132	12,403
Current deferred tax assets and other current assets	7,502	6,962
Assets held for sale	490	496
Total current assets	49,916	61,670
Long-term investments and loans	12,081	13,122
Property, plant and equipment, less accumulated depreciation	21,651	22,780
Goodwill	42,648	42,376
Identifiable intangible assets, less accumulated amortization	64,480	68,015
Noncurrent deferred tax assets and other noncurrent assets	4,337	4,986
Total assets	$195,113	$212,949

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$7,769	$5,469
Accounts payable	3,028	4,370
Dividends payable	1	1,454
Income taxes payable	765	10,107
Accrued compensation and related items	2,060	2,242
Current deferred tax liabilities and other current liabilities	12,301	13,583
Total current liabilities	25,924	37,225

Long-term debt	38,281	43,193
Pension benefit obligations	6,119	6,392
Postretirement benefit obligations	3,239	3,243
Noncurrent deferred tax liabilities	17,460	17,839
Other taxes payable	8,338	9,000
Other noncurrent liabilities	5,670	5,611
Total liabilities	105,031	122,503

Preferred stock	58	61
Common stock	443	443
Additional paid-in capital	70,456	70,497
Employee benefit trusts	(89)	(333)
Treasury stock	(21,697)	(21,632)
Retained earnings	42,429	40,426
Accumulated other comprehensive income/(loss)	(1,941)	552
Total Pfizer Inc. shareholders’ equity	89,659	90,014
Equity attributable to noncontrolling interests	423	432
Total shareholders’ equity	90,082	90,446
Total liabilities and shareholders’ equity	$195,113	$212,949
*	Unaudited.
**	Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Operating Activities:
Net income before allocation to noncontrolling interests	$2,035	$2,730
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash (used in)/provided by operating activities:
Depreciation and amortization	2,051	1,008
Share-based compensation expense	138	71
Acquisition-related in-process research and development charges	74	––
Deferred taxes from continuing operations	840	533
Other non-cash adjustments	319	(296)
Changes in assets and liabilities, net of acquisitions and divestitures	(11,817)	(899)

Net cash (used in)/provided by operating activities	(6,360)	3,147

Investing Activities:
Purchases of property, plant and equipment	(305)	(253)
Purchases of short-term investments	(2,178)	(17,724)
Proceeds from redemptions and sales of short-term investments	11,388	6,711
Purchases of long-term investments	(858)	(3,442)
Proceeds from redemptions and sales of long-term investments	1,127	889
Other investing activities	220	185

Net cash provided by/(used in) investing activities	9,394	(13,634)

Financing Activities:
Increase in short-term borrowings	1,892	10,774
Principal payments on short-term borrowings	(3,663)	(12,100)
Proceeds from issuances of long-term debt	2	13,392
Principal payments on long-term debt	(9)	(303)
Cash dividends paid	(1,441)	(2,133)
Other financing activities	8	5

Net cash (used in)/provided by financing activities	(3,211)	9,635
Effect of exchange-rate changes on cash and cash equivalents	(42)	(23)
Net decrease in cash and cash equivalents	(219)	(875)
Cash and cash equivalents at beginning of period	1,978	2,122

Cash and cash equivalents at end of period	$1,759	$1,247

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$10,547	$454
Interest	792	84

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 28, 2010, and February 22, 2009.

On October 15, 2009, we completed our acquisition of Wyeth and, commencing from the acquisition date, our financial statements include the assets, liabilities, operating results and cash flows of Wyeth. As a result, legacy Wyeth operations are reflected in our results of operations and cash flows for the first quarter of 2010, but not for the first quarter of 2009.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2. Adoption of New Accounting Policies

The provisions of the following new accounting standards were adopted as of January 1, 2010 and did not have a significant impact on our consolidated financial statements:

•	An amendment to the recognition and measurement guidance for the transfers of financial assets.

•	An amendment to the guidelines for determining the primary beneficiary in a variable interest entity.

Note 3. Acquisition of Wyeth

On October 15, 2009 (the acquisition date), we acquired all of the outstanding equity of Wyeth in a cash-and-stock transaction, valued at the acquisition date at approximately $68 billion. While Wyeth now is a wholly-owned subsidiary of Pfizer, the merger of local Pfizer and Wyeth entities may be pending or delayed in various international jurisdictions and integration in these jurisdictions is subject to completion of various local legal and regulatory obligations.

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date as well as adjustments made in the first quarter of 2010 to the amounts initially recorded in 2009 (measurement period adjustments). The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than one year from the acquisition date.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(millions of dollars)	Amounts Recognized as of Acquisition Date (as previously reported)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)

Working capital, excluding inventories	$16,342	$––	$16,342
Inventories	8,388	(167)	8,221
Property, plant and equipment	10,054	(171)	9,883
Identifiable intangible assets, excluding in-process research and development (a)	37,595	(452)	37,143
In-process research and development (a)	14,918	(956)	13,962
Other noncurrent assets	2,394	––	2,394
Long-term debt	(11,187)	––	(11,187)
Benefit obligations	(3,211)	––	(3,211)
Net tax accounts	(24,773)	761	(24,012)
Other noncurrent liabilities	(1,908)	––	(1,908)
Total identifiable net assets	48,612	(985)	47,627
Goodwill	19,954	985	20,939
Net assets acquired	68,566	––	68,566
Less: Amounts attributable to noncontrolling interests	(330)	––	(330)
Total consideration transferred	$68,236	$––	$68,236
(a)
The measurement period adjustments for Identifiable intangible assets reflect changes in the estimated fair value of certain acquired intangibles, principally in-process research and development assets, primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date.  The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

•	Amounts for intangibles and inventory, pending finalization of valuation efforts.

•	Amounts for legal contingencies, pending the finalization of our examination and evaluation of the portfolio of filed cases.

•
Amounts for income tax assets, receivables and liabilities pending the filing of Wyeth pre-acquisition tax returns, including all required disclosures and documentation, as well as the receipt of information from taxing authorities which may change certain estimates and assumptions used.

•	The allocation of goodwill among reporting units.

Note 4. Cost-Reduction Initiatives and Acquisition-Related Costs

We have incurred significant costs in connection with our cost-reduction initiatives (several programs initiated since 2005) and our acquisition of Wyeth on October 15, 2009.

Since the acquisition of Wyeth, our cost-reduction initiatives that were announced on January 26, 2009, but not completed as of December 31, 2009, have been incorporated into a comprehensive plan to integrate Wyeth’s operations, generate cost savings and capture synergies across the combined company. We are focusing our efforts on achieving an appropriate cost structure for the combined company.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We incurred the following costs in connection with all of our cost-reduction initiatives and the acquisition of Wyeth:
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Transaction costs(a)	$9	$369
Integration costs(b)	208	28
Restructuring charges(c)	489	157
Restructuring charges and certain acquisition-related costs	706	554
Additional depreciation––asset restructuring(d)	93	90
Implementation costs(e)	––	84
Total	$799	$728
(a)
Transaction costs represent external costs directly related to effecting the acquisition of Wyeth and primarily include expenditures for banking, legal, accounting and other similar services. Substantially all of the costs incurred in the first quarter of 2009 were fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009 to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes in the first half of 2009.

(b)	Integration costs represent external, incremental costs directly related to integrating Wyeth and primarily include expenditures for consulting and systems integration.
(c)	Restructuring charges include the following:
	Costs Incurred
	Three Months Ended			Activity	Accrual
(millions of dollars)	April 4, 2010	Mar. 29, 2009	2005-2010	Through April 4, 2010(1)	As of April 4, 2010(2)

Employee termination costs	$458	$135	$8,179	$5,276	$2,903
Asset impairments	6	18	1,458	1,458	––
Other	25	4	735	631	104
Total restructuring charges	$489	$157	$10,372	$7,365	$3,007
(1)	Includes adjustments for foreign currency translation.
(2)	Included in Current deferred tax liabilities and other current liabilities ($2.0 billion) and Other noncurrent liabilities ($1.0 billion).

In the first quarter of 2010, the restructuring charges are related to the integration of Wyeth.  From the beginning of our cost-reduction initiatives in 2005 through April 4, 2010, Employee termination costs represent the expected reduction of the workforce by approximately 45,400 employees, mainly in manufacturing, sales and research, of which approximately 28,100 employees have been terminated as of April 4, 2010. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

(d)
Additional depreciation – asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions and are included in our condensed consolidated statements of income as follows:

	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Cost of sales	$13	$63
Selling, informational and administrative expenses	60	6
Research and development expenses	20	21
Total	$93	$90

(e)
Implementation costs in the first quarter of 2009 represent external, incremental costs directly related to implementing cost-reduction initiatives prior to our acquisition of Wyeth, and primarily include expenditures related to system and process standardization and the expansion of shared services. For the three months ended March 29, 2009, implementation costs are included in Cost of sales ($13 million), Selling, informational and administrative expenses ($40 million), Research and development expenses ($20 million) and Other (income)/deductions––net ($11 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:
(millions of dollars)	April 4, 2010	Dec. 31, 2009
Selected financial assets measured at fair value on a recurring basis (a) :
Trading securities (b)	$168	$184
Available-for-sale debt securities(c)	23,787	32,338
Available-for-sale money market funds(d)	1,484	2,569
Available-for-sale equity securities, excluding money market funds(c)	243	281
Derivative financial instruments in receivable positions(e):
Foreign currency swaps	400	798
Interest rate swaps	315	276
Foreign currency forward-exchange contracts	284	502
Total	26,681	36,948
Other selected financial assets(f):
Short-term loans, carried at cost (g)	919	1,195
Held-to-maturity debt securities, carried at amortized cost(c)	642	812
Private equity securities, carried at cost or equity method (h)	858	811
Long-term loans, carried at cost(g)	782	784
Total	3,201	3,602
Total selected financial assets (i)	$29,882	$40,550
Financial liabilities measured at fair value on a recurring basis(a):
Derivative financial instruments in a liability position(j):
Foreign currency forward-exchange contracts	$351	$237
Foreign currency swaps	221	528
Interest rate swaps	73	25
Total	645	790
Other financial liabilities (k):
Short-term borrowings, carried at historical proceeds, as adjusted(f), (l)	7,769	5,469
Long-term debt, carried at historical proceeds, as adjusted(m), (n)	38,281	43,193
Total	46,050	48,662
Total selected financial liabilities	$46,695	$49,452
(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. Virtually all of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $93 million as of April 4, 2010 and $77 million as of December 31, 2009 of investments that use Level 1 inputs in the calculation of fair value. None of our financial assets and liabilities measured at fair value on a recurring basis are valued using Level 3 inputs as of April 4, 2010 or December 31, 2009.

(b)	Trading securities are held in trust for legacy Pharmacia severance benefits.
(c)	Gross unrealized gains and losses are not significant.
(d)
Includes approximately $1.2 billion of money market funds held in escrow to secure certain of Wyeth’s payment obligations under its 1999 Nationwide Class Action Settlement Agreement, which relates to litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin (see Note 5G. Financial Instruments: Guarantee).

(e)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $150 million and foreign currency swaps with fair values of $36 million as of April 4, 2010; and foreign currency swaps with fair values of $106 million and foreign currency forward-exchange contracts with fair values of $100 million at December 31, 2009.

(f)
The differences between the estimated fair values and carrying values of our financial assets and liabilities not measured at fair value on a recurring basis were not significant as of April 4, 2010 or December 31, 2009.

(g)	Our short-term and long-term loans are due from companies with highly rated securities (Standard & Poor’s (S&P) ratings of mostly AA or better).
(h)	Our private equity securities represent investments in the life sciences sector.
(i)
The decrease in selected financial assets is primarily due to the use of proceeds of short-term investments for tax payments made in the first quarter of 2010, associated with certain business decisions executed to finance the Wyeth acquisition.

(j)
 Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward exchange contracts with fair values of $157 million and foreign currency swaps with fair values of $72 million as of April 4, 2010; and foreign currency forward-exchange contracts with fair values of $122 million and foreign currency swaps with fair values of $3 million as of December 31, 2009.

(k)	The carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(l)	Includes foreign currency borrowings with fair values of $2.3 billion at April 4, 2010 and $1.1 billion as of December 31, 2009, which are used as hedging instruments.
(m)	Includes foreign currency debt with fair value of $754 million as of April 4, 2010 and $2.1 billion as of December 31, 2009, which is used as a hedging instrument.
(n)	The fair value of our long-term debt is $41.7 billion as of April 4, 2010 and $46.2 billion as of December 31, 2009.

We use a market approach to determine the fair value of our financial assets and liabilities and apply the following methods and assumptions:

•	Trading equity securities––quoted market prices.

•	Trading debt securities––observable market interest rates.

•	Available-for-sale debt securities––third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate curves.

•	Available-for-sale money market funds––observable prices.

•	Available-for-sale equity securities, excluding money market funds––third-party pricing services that principally use a composite of observable prices.

•
Derivative financial instruments (assets and liabilities)–– third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data.  Where applicable, these models discount future cash flow amounts using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies.  The credit risk impact to our derivative financial instruments was not significant.

•	Held-to-maturity debt securities–– third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate curves.

•
Short-term and long-term loans–– third-party model that discounts future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•
Private equity securities––application of the implied volatility associated with an observable biotech index to the carrying amount of our portfolio and, to a lesser extent, performance multiples of comparable securities adjusted for company-specific information.

•	Short-term borrowings and long-term debt–– third-party matrix-pricing model that uses significant inputs derived from or collaborated by observable market data and our own credit rating.

In addition, we have long-term receivables where the determination of fair value uses discounted future cash flows, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

These selected financial assets and liabilities are presented in the condensed consolidated balance sheets as follows:
(millions of dollars)	April 4, 2010	Dec. 31, 2009
Assets
Cash and cash equivalents	$380	$666
Short-term investments	15,503	23,991
Short-term loans	919	1,195
Long-term investments and loans	12,081	13,122
Current deferred tax assets and other current assets(a)	313	526
Noncurrent deferred tax assets and other noncurrent assets(b)	686	1,050
Total	$29,882	$40,550
Liabilities
Short-term borrowings, including current portion of long-term debt	$7,769	$5,469
Current deferred tax liabilities and other current liabilities(c)	414	369
Long-term debt	38,281	43,193
Other noncurrent liabilities(d)	231	421
Total	$46,695	$49,452
(a)
As of April 4, 2010, derivative instruments at fair value include foreign currency forward-exchange contracts ($284 million) and foreign currency swaps ($29 million) and as of December 31, 2009, include foreign currency forward-exchange contracts ($503 million) and foreign currency swaps ($23 million).

(b)
As of April 4, 2010, derivative instruments at fair value include foreign currency swaps ($371 million) and interest rate swaps ($315 million) and as of December 31, 2009, include foreign currency swaps ($774 million) and interest rate swaps ($276 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)
As of April 4, 2010, derivative instruments at fair value include foreign currency forward-exchange contracts ($351 million) and foreign currency swaps ($63 million) and as of December 31, 2009, include foreign currency forward-exchange contracts ($237 million) and foreign currency swaps ($132 million).

(d)
As of April 4, 2010, derivative instruments at fair value include foreign currency swaps ($158 million) and interest rate swaps ($73 million) and as of December 31, 2009, include foreign currency swaps ($396 million) and interest rate swaps ($25 million).

We regularly evaluate all of our financial assets for impairment. For investments in debt and equity securities, when a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded, and a new cost basis in the investment is established. For loans, an impairment charge is recorded if it is probable that we will not be able to collect all amounts due according to the loan agreement. There were no significant impairments recognized in the first quarter of 2010 or the year ended December 31, 2009.

B. Investments in Debt and Equity Securities

The contractual maturities of the available-for-sale and held-to-maturity debt securities as of April 4, 2010, follow:
	Years
(millions of dollars)	Within 1	Over 1 to 5	Total as of April 4, 2010
Available-for-sale debt securities:
Western European and other government debt	$9,157	$2,576	$11,733
Western European and other government agency debt	2,678	266	2,944
Corporate debt(a)	996	1,885	2,881
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	102	2,531	2,633
Reverse repurchase agreements(b)	1,263	––	1,263
U.S. government Federal Deposit Insurance Corporation guaranteed debt	––	1,101	1,101
Supranational debt	636	386	1,022
Other asset-backed securities	33	125	158
Certificates of deposit	52	––	52
Held-to-maturity debt securities:
Certificates of deposit and other	636	6	642
Total debt securities	$15,553	$8,876	$24,429
Trading securities			168
Available-for-sale money market funds(c)			1,484
Available-for-sale equity securities, excluding money market funds			243
Total			$26,324
(a)	Largely issued by above-investment-grade institutions in the financial services sector.
(b)	Very short-term agreements involving U.S. government securities.
(c)	Consisting of securities issued by the U.S. government and its agencies or instrumentalities and reverse repurchase agreements involving the same investments held.

C. Short-Term Borrowings
Short-term borrowings include amounts for commercial paper of $3.1 billion as of April 4, 2010 and $3.9 billion as of December 31, 2009.

D. Long-Term Debt
In March 2007, we filed a securities registration statement with the SEC. The registration statement was filed under the automatic shelf registration process available to “well-known seasoned issuers” and expired in March 2010. On March 24, 2009, in order to partially finance our acquisition of Wyeth, we issued $13.5 billion of senior unsecured notes under this registration statement. On June 3, 2009, also in order to partially finance our acquisition of Wyeth, we issued approximately $10.5 billion of senior unsecured notes in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (Securities Act of 1933). The notes have not been and will not be registered under the Securities Act of 1933 and, subject to certain exceptions, may not be sold, offered or delivered within the U.S. to, or for, the account or benefit of U.S. persons.

E. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk—A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means,

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

including managing expected same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $44.8 billion. The derivative financial instruments primarily hedge or offset exposures in euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flows relates to our $2.4 billion U.K. pound debt maturing in 2038.

Interest Rate Risk—Our interest-bearing investments, loans and borrowings are subject to interest rate risk. We seek to invest and loan primarily on a short-term or variable-rate basis; however, in light of current market conditions, we currently borrow primarily on a long-term, fixed-rate basis. From time to time, depending on market conditions, we will change the profile of our outstanding debt by entering into derivative financial instruments like interest rate swaps.

We entered into derivative financial instruments to hedge or offset the fixed interest rates on the hedged item, matching the amount and timing of the hedged item. The aggregate notional amount of interest rate derivative financial instruments is $9.2 billion. The derivative financial instruments hedge U.S. dollar and euro fixed-rate debt.

Information about gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk is as follows:
	Gains/(Losses)
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009
Derivative Financial Instruments in Fair Value Hedge Relationships
Interest rate swaps
Recognized in OID(a)	$––	$(284)
Foreign currency swaps
Recognized in OID(a)	––	(1)
Derivative Financial Instruments in Cash Flow Hedge Relationships
U.S. Treasury interest rate locks
Recognized in OID(a)	$––	$(11)
Recognized in OCI(a), (b)	––	(15)
Reclassified from OCI to OID(a), (b)	––	––
Foreign currency swaps
Recognized in OID(a)	––	––
Recognized in OCI(a), (b)	(438)	(19)
Reclassified from OCI to OID(a), (b)	(628)	––
Foreign currency forward exchange contracts
Recognized in OID(a)	––	––
Recognized in OCI(a), (b)	––	2
Reclassified from OCI to OID(a), (b)	1	10
Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps
Recognized in OID(a)	$1	$(2)
Recognized in OCI(a), (b)	11	53
Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps
Recognized in OID(a)	$4	$(5)
Foreign currency forward-exchange contracts
Recognized in OID(a)	(890)	(255)
Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings
Recognized in OID(a)	$––	$––
Recognized in OCI(a), (b)	31	110
Foreign currency long-term debt
Recognized in OID(a)	––	––
Recognized in OCI(a), (b)	16	158
(a)	OID = Other (income)/deductions––net. OCI = Other comprehensive income/(expense), a balance sheet account.
(b)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(expense) – Net unrealized gains/(losses) on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(expense)––Currency translation adjustment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For information about the fair value of our derivative financial instruments, and the impact on our Condensed Consolidated Balance Sheets, see Note 5A. Financial Instruments: Selected Financial Assets and Liabilities. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $353 million, for which we have posted collateral of $188 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on April 4, 2010, we would have been required to post an additional $171 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term loans.

F. Credit Risk
On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of April 4, 2010, we had $2.1 billion due from a well-diversified, highly rated group (S&P ratings of primarily A+ or better) of bank counterparties around the world.  See Note 5B. Financial Instruments: Investment in Debt and Equity Securities for a distribution of our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of April 4, 2010, we received cash collateral of $518 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. The collateral received obligations are reported in Short-term borrowings, including current portion of long-term debt.

G. Guarantee
In April 2010, Wyeth LLC (Wyeth), a wholly owned subsidiary of Pfizer Inc. (Pfizer), entered into the Tenth Amendment (Tenth Amendment) to the 1999 Diet Drug Nationwide Settlement Agreement (Settlement Agreement) related to the litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin. Pursuant to the Tenth Amendment, Pfizer entered into an agreement to guarantee Wyeth's obligation to make certain payments under the Settlement Agreement up to a maximum amount of $1.5 billion (Guarantee). The Guarantee will remain in effect until the termination of Wyeth's long-term obligation to make such payments. The Tenth Amendment and the Guarantee are subject to the approval of the United States District Court for the Eastern District of Pennsylvania and will become effective following such approval.

Note 6. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) follow:
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Net income before allocation to noncontrolling interests	$2,035	$2,730
Other comprehensive income/(loss):
Currency translation adjustment and other	(2,747)	(384)
Net unrealized gains/(losses) on derivative financial instruments	134	(23)
Net unrealized gains/(losses) on available-for-sale securities	(15)	145
Benefit plan adjustments	117	159
Total other comprehensive loss	(2,511)	(103)
Total comprehensive (loss)/income before allocation to noncontrolling interests	(476)	2,627
Less: Comprehensive (loss)/income attributable to noncontrolling interests	(9)	2
Comprehensive (loss)/income attributable to Pfizer Inc.	$(467)	$2,625

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Inventories

The components of inventories follow:
(millions of dollars)	April 4, 2010	Dec. 31, 2009

Finished goods	$4,535	$5,249
Work-in-process	4,233	5,776
Raw materials and supplies	1,364	1,378
Total inventories(a)	$10,132	$12,403
(a)
The decrease in total inventories is primarily due to the inventory sold during the first quarter of 2010 that was acquired from Wyeth and had been recorded at fair value, as well as operational reductions and the impact of foreign exchange. Certain amounts of inventories are in excess of one year’s supply.  These excess amounts are primarily attributable to biologics inventory acquired from Wyeth and recorded at fair value and the quantities are generally consistent with the normal operating cycle of such inventory. There are no recoverability issues associated with these quantities.

Note 8. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill for the three months ended April 4, 2010, follow:
(millions of dollars)	Biopharmaceutical	Diversified	Other		Total

Balance, December 31, 2009(a)	$22,165	$173	$20,038		$42,376
Additions	––	18	985	(b)	1,003
Other(c)	(570)	(3)	(158)		(731)
Balance, April 4, 2010	$21,595	$188	$20,865		$42,648
(a)
The Other goodwill relates to our acquisition of Wyeth and is subject to change until we complete the recording of the assets acquired and liabilities assumed from Wyeth (see Note 3. Acquisition of Wyeth). The allocation of Wyeth goodwill among the Biopharmaceutical and Diversified segments has not yet been completed, but will be completed within one year of the acquisition date.

(b)	Reflects the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth).
(c)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Biopharmaceutical segment, follow:
	April 4, 2010			December 31, 2009
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$68,416	$(22,417)	$45,999	$68,870	$(21,223)	$47,647
Brands	1,627	(563)	1,064	1,637	(535)	1,102
License agreements	620	(148)	472	622	(119)	503
Trademarks	107	(69)	38	113	(73)	40
Other	425	(228)	197	488	(231)	257
Total amortized finite-lived
intangible assets	71,195	(23,425)	47,770	71,730	(22,181)	49,549
Indefinite-lived intangible assets:
Brands	12,462	––	12,462	12,562	––	12,562
In-process research and development (a)	4,178	––	4,178	5,834	––	5,834
Trademarks	70	––	70	70	––	70
Total indefinite-lived
intangible assets	16,710	––	16,710	18,466	––	18,466
Total identifiable intangible assets(b)	$87,905	$(23,425)	$64,480	$90,196	$(22,181)	$68,015
(a)	Decrease is primarily related to the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth).
(b)	Decrease is primarily related to amortization of finite-lived intangible assets, the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth) and the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.4 billion for the first quarter of 2010, and $610 million for the first quarter of 2009.

Note 9. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	April 4, 2010	Mar. 29, 2009	April 4, 2010	Mar. 29, 2009	April 4, 2010	Mar. 29, 2009	April 4, 2010	Mar. 29, 2009
Three Months Ended:
Service cost	$94	$59	$8	$5	$60	$45	$22	$8
Interest cost	191	119	19	13	111	78	54	30
Expected return on plan assets	(202)	(118)	––	––	(112)	(86)	(8)	(6)
Amortization of:
Actuarial losses	38	57	7	8	17	6	––	4
Prior service costs/(credits)	––	1	(1)	(1)	(1)	(1)	(4)	(1)
Curtailments and settlements––net	(33)	24	(1)	7	1	2	––	5
Special termination benefits	14	13	90	––	1	1	6	12
Net periodic benefit costs	$102	$155	$122	$32	$77	$45	$70	$52

The decrease in net periodic benefit costs in the first three months of 2010 compared to the first three months of 2009 for our U.S. qualified plans was primarily driven by curtailment gains and lower settlement charges associated with Wyeth-related restructuring initiatives.  The acquisition of Wyeth contributed to the increase in certain components of net periodic benefit costs, such as service cost and interest cost, offset by related expected return on plan assets.

The increase in net periodic benefit costs in the first three months of 2010, compared to the first three months of 2009 for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits recognized for certain executives as part of Wyeth-related restructuring initiatives.

For the first quarter of 2010, we contributed from our general assets $87 million to our international pension plans, $61 million to our U.S. supplemental (non-qualified) pension plans and $60 million to our postretirement plans. Contributions to our U.S. qualified pension plans in the first quarter of 2010 were not significant.

During 2010, we expect to contribute from our general assets, a total of $439 million to our international pension plans, $257 million to our postretirement plans, $205 million to our U.S. supplemental (non-qualified) pension plans and $7 million to our U.S. qualified pension plans. Contributions expected to be made for 2010 are inclusive of amounts contributed during the first quarter of 2010. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) were computed using the following data:
	Three Months Ended
(millions)	April 4, 2010	Mar. 29, 2009

EPS Numerator––Basic:
Income from continuing operations attributable to Pfizer Inc.	$2,024	$2,728
Less: Preferred stock dividends––net of tax	1	––
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,023	2,728
Discontinued operations––net of tax	2	1
Net income attributable to Pfizer Inc. common shareholders	$2,025	$2,729

EPS Denominator––Basic:
Weighted-average number of common shares outstanding	8,061	6,723

EPS Numerator––Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,024	$2,728
Discontinued operations––net of tax	2	1
Net income attributable to Pfizer Inc. common shareholders	$2,026	$2,729

EPS Denominator––Diluted:
Weighted-average number of common shares outstanding	8,061	6,723
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	40	30
Weighted-average number of common shares outstanding and common-share equivalents	8,101	6,753

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	366	475
(a)
These common stock equivalents were outstanding during the first quarters of 2010 and 2009, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 11. Segment Information

We operate in the following two distinct commercial organizations, which constitute our two business segments:

•
Biopharmaceutical consists of the Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets customer-focused units and includes products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye diseases and endocrine disorders, among others. Biopharmaceutical’s segment profit includes costs related to research and development, manufacturing, and sales and marketing activities that are associated with the products in our Biopharmaceutical segment.

•
Diversified includes Animal Health products that prevent and treat diseases in livestock and companion animals, including vaccines, parasiticides and anti-infectives; Consumer Healthcare products that include over-the-counter healthcare products such as pain management therapies (analgesics and heat wraps), cough/cold/allergy remedies, dietary supplements, hemorrhoidal care and personal care items; Nutrition products such as infant and toddler nutritional products; and Capsugel, which represents our capsule products and services business. Diversified’s segment profit includes costs related to research and development, manufacturing, and sales and marketing activities that are associated with the products in our Diversified segment.

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income and income attributable to noncontrolling interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, restructuring and acquisition-related costs and costs related to our cost-reduction initiatives are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses. Each segment is managed separately and offers different products requiring different marketing and distribution strategies.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues and profit/(loss) by segment for the first quarters of 2010 and 2009 follow:
	Three Months Ended(a)
(millions of dollars)	April 4, 2010	Mar. 29, 2009
Revenues
Biopharmaceutical	$14,506	$10,102
Diversified	2,141	691
Corporate/Other(b)	103	74
Total revenues	$16,750	$10,867

Segment profit/(loss)(c)
Biopharmaceutical	$7,912	$5,407
Diversified	510	163
Corporate/Other(b), (d)	(5,243)	(1,767)
Total profit/(loss)	$3,179	$3,803
(a)
Includes revenues and profit/(loss) from legacy Wyeth products and operations for the three months ended April 4, 2010. Revenues and profit/(loss) from legacy Wyeth products and operations are not included in the three months ended March 29, 2009. Prior-period amounts for Capsugel, which were previously classified in Corporate/Other, are now classified in Diversified.

(b)
Corporate/Other includes Pfizer Centersource, which includes contract manufacturing and bulk pharmaceutical chemical sales. Corporate/Other under Segment profit/(loss) also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based and all share-based compensation expenses, significant impacts of purchase accounting for acquisitions, acquisition-related costs, intangible asset impairments and costs related to our cost-reduction initiatives.

(c)
Segment profit/(loss) equals Income from continuing operations before provision for taxes on income. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs and costs related to our cost-reduction initiatives are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

(d)
For the first quarter of 2010, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $2.8 billion, including intangible asset amortization related to our acquisitions of Wyeth in 2009 and Pharmacia in 2003 and charges related to fair value adjustments of inventory acquired from Wyeth and sold during the period; (ii) restructuring and acquisition-related costs of $799 million, primarily related to our acquisition of Wyeth; (iii) all share-based compensation expense; and (iv) net interest expense of $410 million. For the first quarter of 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $546 million, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) acquisition-related costs of $397 million, primarily related to our acquisition of Wyeth; (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $331 million; (iv) all share-based compensation expense; and (v) net interest income of $116.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant product revenues are as follows:
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Biopharmaceutical products:
Lipitor	$2,757	$2,721
Enbrel(a), (c)	802	––
Lyrica	723	684
Effexor(a)	716	––
Celebrex	570	564
Prevnar/Prevenar 7(a)	520	––
Viagra	479	454
Xalatan/Xalacom	422	407
Norvasc	368	481
Zyvox	292	283
Prevnar/Prevenar 13(a)	286	––
Zosyn/Tazocin(a)	264	––
Detrol/Detrol LA	261	289
Sutent	259	202
Premarin family(a)	256	––
Geodon/Zeldox	254	230
Genotropin	206	197
Chantix/Champix	189	177
Vfend	188	179
BeneFIX(a)	154	––
Caduet	135	134
Aromasin	128	110
Zoloft	120	115
Revatio	114	113
Medrol	109	118
Cardura	107	107
Aricept(b)	107	95
Zithromax/Zmax	103	114
ReFacto/Xyntha(a)	90	––
All other(d)	2,523	1,746
Alliance revenues (Enbrel (in the U.S. and Canada)(a), Aricept, Exforge, Rebif and Spiriva)	1,004	582
Total Biopharmaceutical products	14,506	10,102
Diversified products:
Animal Health products(d)	846	537
Consumer Healthcare products(a)	663	––
Nutrition products(a)	458	––
Capsugel(e)	174	154
Total Diversified products	2,141	691
Corporate/Other	103	74
Total revenues	$16,750	$10,867
(a)	Represents legacy Wyeth products for the three months ended April 4, 2010. Legacy Wyeth products are not included in the three months ended March 29, 2009.
(b)	Represents direct sales under license agreement with Eisai. Co. Ltd.
(c)	Outside the U.S. and Canada.
(d)	Includes legacy Pfizer and legacy Wyeth products for the three months ended April 4, 2010 and includes only legacy Pfizer products in the three months ended March 29, 2009.
(e)	Prior-period amounts for Capsugel, which were previously classified in Corporate/Other, are now classified in Diversified.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues by geographic area follow:
	Three Months Ended(a)
(millions of dollars)	April 4, 2010	Mar. 29, 2009	% Change

Revenues
United States	$7,314	$4,969	47
Europe	4,785	3,005	59
Japan/Other Asia	2,659	1,738	53
Canada/Latin America/Africa/Middle East	1,992	1,155	72
Total Revenues	$16,750	$10,867	54
(a)	Includes revenues from legacy Wyeth products for the three months ended April 4, 2010. Revenues from legacy Wyeth products are not included in the three months ended March 29, 2009.

Note 12. Taxes on Income

Our effective tax rate for continuing operations was 36.0% for the first quarter of 2010, compared to 28.2% for the first quarter of 2009. The higher tax rate for the first quarter of 2010 is primarily the result of:

•	higher amortization charges, primarily related to intangible assets acquired in connection with the acquisition of Wyeth, and the mix of jurisdictions in which those charges were incurred;

•
the write-off of the deferred tax asset of approximately $270 million related to the Medicare Part D subsidy for retiree prescription drug coverage, resulting from changes in the U.S. healthcare legislation enacted in March 2010 concerning the tax treatment of that subsidy effective for tax years beginning after December 31, 2012;

•	the expiration of the U.S. research tax credit; and

•	the increase in non-deductible in-process research and development charges.

These factors were partially offset by $410 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of April 4, 2010, the related condensed consolidated statements of income for the three-month periods ended April 4, 2010, and March 29, 2009, and the related condensed consolidated statements of cash flows for the three-month periods ended April 4, 2010, and March 29, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not represented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 13, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance and Operating Environment. This section, beginning on page 23, provides information about the following: our business; our performance during the first quarter of 2010; the anticipated impacts of the recently enacted healthcare legislation in the U.S.; our operating environment; and our strategic initiatives.

•
Acquisition of Wyeth. This section, beginning on page 26, discusses our 2009 acquisition of Wyeth and adjustments made in the first quarter of 2010 to the provisional allocation of the purchase price. For additional information see Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of Wyeth.

•	Revenues. This section, beginning on page 27, provides an analysis of our products and revenues for the first quarters of 2010 and 2009, as well as an overview of important product developments.

•	Costs and Expenses. This section, beginning on page 36, provides a discussion about our costs and expenses.

•	Provision for Taxes on Income. This section, on page 39, provides a discussion of items impacting our tax provision for the periods presented.

•	Adjusted Income. This section, beginning on page 39, provides a discussion of an alternative view of performance used by management.

•
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 43, provides an analysis of our balance sheets as of April 4, 2010 and December 31, 2009 and cash flows for the first quarters of 2010 and 2009, as well as a discussion of our outstanding debt and commitments that existed as of April 4, 2010, and December 31, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

•
Our Financial Guidance for 2010 and Our Financial Targets for 2012. These sections, beginning on page 45, provide a discussion of our financial guidance for full-year 2010 and our financial targets for full-year 2012.

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

Components of the Condensed Consolidated Statements of Income follow:
	Three Months Ended
(millions of dollars, except per common share data)	April 4, 2010	Mar. 29, 2009	% Change

Revenues	$16,750	$10,867	54

Cost of sales	4,306	1,408	206
% of revenues	25.7%	13.0%

Selling, informational and administrative expenses	4,436	2,876	54
% of revenues	26.5%	26.5%

Research and development expenses	2,226	1,705	31
% of revenues	13.3%	15.7%

Amortization of intangible assets	1,409	578	144
% of revenues	8.4%	5.3%

Acquisition-related in-process research and development charges	74	––	*
% of revenues	0.4%	––%

Restructuring charges and certain acquisition-related costs	706	554	27
% of revenues	4.2%	5.1%

Other (income)/deductions––net	414	(57)	*

Income from continuing operations before provision for taxes on income	3,179	3,803	(16)
% of revenues	19.0%	35.0%

Provision for taxes on income	1,146	1,074	7

Effective tax rate	36.0%	28.2%

Income from continuing operations	2,033	2,729	(26)
% of revenues	12.1%	25.1%

Discontinued operations––net of tax	2	1	35

Net income before allocation to noncontrolling interests	2,035	2,730	(26)
% of revenues	12.1%	25.1%

Less: Net income attributable to noncontrolling interests	9	1	*

Net income attributable to Pfizer Inc.	$2,026	$2,729	(26)
% of revenues	12.1%	25.1%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.25	$0.41	(39)
Discontinued operations––net of tax	––	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.25	$0.41	(39)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.25	$0.40	(38)
Discontinued operations––net of tax	––	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.25	$0.40	(38)

Cash dividends paid per common share	$0.18	$0.32
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

OVERVIEW OF OUR PERFORMANCE AND OPERATING ENVIRONMENT

Our Business

Our mission is to apply science and our global resources to improve health and well-being at every stage of life. We strive to set the standard for quality, safety and value in the discovery, development and manufacturing of medicines for people and animals. Our diversified global healthcare portfolio includes human and animal biologic and small molecule medicines and vaccines, as well as nutritional products and many of the world’s best-known consumer products. Every day, we work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We also collaborate with other biopharmaceutical companies, healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products, as well as through alliance agreements, under which we co-promote products discovered by other companies.

On October 15, 2009, we completed our acquisition of Wyeth and, commencing from the acquisition date, our financial statements include the assets, liabilities, operating results and cash flows of Wyeth. As a result, legacy Wyeth operations are reflected in our results of operations and cash flows for first-quarter 2010, but not for first-quarter 2009. Legacy Wyeth assets and liabilities are reflected in our balance sheets as of April 4, 2010 and December 31, 2009.

Our First Quarter 2010 Performance

Revenues in the first quarter of 2010 increased 54% to $16.8 billion, compared to $10.9 billion in the same period in 2009, due to:

•	the inclusion of revenues from legacy Wyeth products of $5.3 billion, which favorably impacted revenues by 48%; and

•	the favorable impact of foreign exchange, which increased revenues by approximately $733 million, or 7%,

partially offset by:

•	the net revenue decrease from legacy Pfizer products of $137 million, or 1%.

Total revenues for the first quarter of 2010 were adversely impacted by $56 million as a result of the U.S. healthcare legislation enacted in March 2010.

The significant impacts on revenues for the first quarter of 2010, compared to the same period in 2009, are as follows:
	Three Months Ended
(millions of dollars)	April 4, 2010 vs. Mar. 29, 2009 Increase/(decrease)	% Change

Enbrel (outside the U.S. and Canada)(a)	$802	*
Effexor(a)	716	*
Prevnar/Prevenar 7(a)	520	*
Prevnar/Prevenar 13(a)	286	*
Zosyn/Tazocin(a)	264	*
Premarin family(a)	256	*
Hemophilia family(a)	244	*
Sutent	57	28
Lyrica	39	6
Lipitor	36	1
Viagra	25	5
Geodon	24	10
Detrol/Detrol LA	(28)	(10)
Camptosar(b)	(71)	(65)
Norvasc(b)	(113)	(23)
Alliance revenues(a)	422	73
Animal Health products(a)	309	58
Consumer Healthcare products(a)	663	*
Nutrition products(a)	458	*
(a)	First quarter 2010 reflects inclusion of revenues from legacy Wyeth products.
(b)	Camptosar lost exclusivity in Europe in July 2009. Norvasc lost exclusivity in Canada in July 2009.
*	Calculation not meaningful.

In the first quarter of 2010, U.S. revenues were $7.3 billion, an increase of 47% compared to the same period in 2009, primarily reflecting the inclusion of revenues from legacy Wyeth products, which was partially offset by lower revenues from certain legacy Pfizer products, increased rebates, partly as a result of the impact of the U.S. healthcare legislation enacted in March 2010, and increased pricing pressures. International revenues were $9.4 billion, an increase of 60% compared with the same period in 2009, which reflected 48% operational growth and a 12% favorable impact of foreign exchange. The increase in operational revenues primarily reflects the inclusion of operational revenues from legacy Wyeth products and higher operational revenues from legacy Pfizer products.

Income from continuing operations for the first quarter of 2010 was $2.0 billion, compared to $2.7 billion in the first quarter of 2009 reflecting:

•	expenses associated with the legacy Wyeth operations;

•	the impact of Wyeth purchase accounting adjustments on Cost of sales and Amortization of intangible assets;

•	higher restructuring charges and certain acquisition-related costs;

•	higher net interest expense, mainly due to the issuance of debt in connection with the acquisition of Wyeth, as well as lower interest income; and

•	an increase in the 2010 effective tax rate (see further discussion in the “Provision For Taxes On Income” section of this MD&A),

partially offset by:

•	increased revenues, primarily reflecting the inclusion of revenues from legacy Wyeth products.

U.S. Healthcare Legislation

Principal Provisions Affecting Us
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation), was enacted in the U.S. This legislation has both current and longer-term impacts on us, as discussed below.

The provisions of the U.S. Healthcare Legislation are effective on various dates over the next several years. The principal provisions affecting us provide for the following:

•	an increase, from 15.1% to 23.1%, in the minimum rebate on branded prescription drugs sold to Medicaid beneficiaries (effective January 1, 2010);

•	extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations (effective March 23, 2010);

•
expansion of the types of institutions eligible for the “Section 340B discounts” for outpatient drugs provided to hospitals meeting the qualification criteria under Section 340B of the Public Health Service Act of 1944 (effective January 1, 2010);

•	discounts on branded prescription drug sales to Medicare Part D participants who are in the Medicare “coverage gap”, known as the “doughnut hole” (effective January 1, 2011); and

•
a non-deductible annual fee payable to the federal government based on a company’s prior-calendar-year share of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the entire pharmaceutical industry increasing annually through 2018).

In addition, the U.S. Healthcare Legislation includes provisions that affect the cost of certain of our postretirement benefit plans. Companies currently are permitted to take a deduction for federal income tax purposes in an amount equal to the subsidy received from the federal government related to their provision of prescription drug coverage to Medicare-eligible retirees. Under the U.S. Healthcare Legislation, effective for tax years beginning after December 31, 2012, companies will no longer be able to take that deduction. While the loss of this deduction will not take effect for a few years, under U.S. generally accepted accounting principles, we are required to account for the impact in the first quarter of 2010, the period when the provision was enacted into law, through a write-off of the deferred tax asset associated with those previously expected future income tax deductions. Other provisions of the U.S. Healthcare Legislation relating to our postretirement benefit plans will affect the measurement of our obligations under those plans, but those impacts are not expected to be significant.

Current and Anticipated Financial Impacts
In the first quarter of 2010, our revenues were adversely impacted by $56 million compared to the same period last year as a result of the increase in the minimum rebate on branded prescription drugs sold to Medicaid beneficiaries and the extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations and, to a lesser extent, the expansion of the types of institutions eligible for the “340B discounts” for outpatient drugs. We expect that full-year 2010 revenues will be adversely impacted by approximately $300 million as a result of the U.S. Healthcare Legislation. Further, we expect that the foregoing provisions, together with discounts on branded prescription drug sales to Medicare Part D participants who are in the Medicare “doughnut hole” and the annual fee based on branded prescription drug sales to specified government programs, will adversely affect revenues by approximately $900 million in 2011 and $800 million in 2012. In view of these anticipated impacts, we have reduced our target revenue range for 2012 by $800 million. However, we have reaffirmed all of the other components of our 2012 financial targets, and we have reaffirmed all components of our 2010 financial guidance. (See the “Our Financial Guidance for 2010” and “Our Financial Targets for 2012” sections of this MD&A for additional information.)

In the first quarter of 2010, our income tax expense increased due to, among other things, the write-off of the deferred tax asset of approximately $270 million to account for the loss of the deduction, for tax years beginning after December 31, 2012, of an amount equal to the subsidy from the federal government related to our provision of prescription drug coverage to Medicare-eligible retirees. This write-off was recorded in Provision for taxes on income in our Condensed Consolidated Statement of Income. (For additional information on the impact of this write-off on our first-quarter 2010 effective tax rate, see the “Provision for Taxes on Income” section of this MD&A.)

The financial impact of U.S. healthcare reform may be affected by certain additional factors over the next few years, including pending implementation guidance relating to the U.S. Healthcare Legislation and certain healthcare reform proposals. In addition, the U.S. Healthcare Legislation requires that, except in certain circumstances, individuals obtain health insurance beginning in 2014, and it also provides for an expansion of Medicaid coverage in 2014. It is expected that, as a result of these provisions, there will be a substantial increase in the number of Americans with health insurance beginning in 2014, a significant portion of whom will be eligible for Medicaid. We anticipate that this will increase demand for pharmaceutical products overall. However, in view of the many uncertainties, we are unable at this time to determine whether and to what extent sales of Pfizer prescription pharmaceutical products in the U.S. will be impacted.

Biotechnology Products
The U.S. Healthcare Legislation provides an abbreviated legal pathway to approve biosimilars (also referred to as “follow-on biologics”). Innovator biologics were granted 12 years data exclusivity, with a potential six-month pediatric extension. After the data exclusivity period expires, the FDA could approve biosimilar versions of innovator biologicals. The regulatory implementation of these provisions is ongoing and expected to take several years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure.

Our Operating Environment

Industry-Specific Challenges
The majority of our revenues come from the manufacture and sale of Biopharmaceutical products. As explained more fully in Pfizer’s 2009 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive and requires us to address a number of industry-specific challenges, which can significantly impact the sales of our products.  These factors include among others: the loss or expiration of intellectual property rights, the regulatory environment and pipeline productivity, pricing and access pressures and increasing competition among branded products.

We expect that we will lose exclusivity for Lipitor in the U.S. in November 2011 and, as a result, will lose the substantial portion of our U.S. revenue from Lipitor shortly thereafter.  We have granted Watson Laboratories, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which is expected to commence in November 2011. As Watson’s exclusive supplier, we will manufacture and sell to Watson the atorvastatin for use in this product. While the loss of exclusivity for Lipitor will occur at various times in developed markets outside the U.S., we expect to maintain a significant portion of the Lipitor revenue in those markets through 2011.  We do not expect that Lipitor revenue in emerging markets will be materially impacted by loss of exclusivity over the next several years.  In 2009, revenue from Lipitor was approximately $5.7 billion in the U.S. and approximately $5.7 billion in markets outside the U.S. (of which approximately $900 million was attributable to emerging markets). We also expect to lose exclusivity for various other products over the next few years, including Effexor XR and Aricept in the U.S. later this year.

We will continue to aggressively defend our patent rights against increasing incidents of infringement whenever appropriate. For more detailed information about our significant products, see the discussion in the “Revenues – Biopharmaceutical – Selected Product Descriptions” section of this MD&A. See Part II – Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to patent litigation.

The Overall Economic Environment
In addition to industry-specific factors, we, like other businesses, continue to face the effects of the weak economy. The impact of the weak economy on our Biopharmaceutical operations has been largely in the U.S. market, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the weak economy, including high unemployment levels, and increases in co-pays sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. The weak economy also has increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours.

Despite the challenging financial markets, Pfizer maintains a strong financial position. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality and investment grade by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, investment-grade available-for-sale debt securities. For further discussion of our financial condition, see the "Financial Condition, Liquidity and Capital Resources” section of this MD&A.

Foreign Exchange Risk
A significant portion of our revenues and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies including the euro, the U.K. pound, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. When the dollar weakens against a specific foreign currency our revenues will increase, or have a positive impact, and our expenses will increase, having a negative impact, on net income. Likewise, if the dollar strengthens against a specific currency, our revenues will decrease, or have a negative impact, and our expenses will decrease, having a positive impact, on net income. Therefore, significant shifts in currencies can impact our short-term results as well as our long-term forecasts or targets.

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors”, of our 2009 Annual Report on Form 10-K.

Our Strategic Initiatives – Strategy and Recent Transactions

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business-development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business-development opportunities.  The 2012 target revenue range that we have announced (see the “Our Financial Targets For 2012” section of this MD&A) contemplates a modest level of business-development activity.  We are especially interested in opportunities in our Emerging Markets and Established Products units and our “invest to win” therapeutic areas––oncology, pain, inflammation, Alzheimer’s disease, psychoses, diabetes and vaccines.

In connection with our acquisition of Wyeth, we are required to divest certain animal health assets. Certain of these assets were sold in 2009.  In 2010, we completed the divestiture of legacy Fort Dodge Animal Health livestock business and related assets in Australia and entered into agreements for the divestiture of certain animal assets in China, the European Union, Switzerland and Mexico, completion of which is subject to regulatory approval and other closing conditions. It is possible that additional divestitures of animal health assets may be required based on ongoing regulatory reviews in other jurisdictions worldwide.

In the first quarter of 2009, we entered into a five-year agreement with Bausch & Lomb to co-promote prescription pharmaceuticals in the U.S. for the treatment of ophthalmic conditions. The agreement covers prescription ophthalmic pharmaceuticals, including our Xalatan product and Bausch & Lomb’s Alrex®, Lotemax® and Zylet® products, as well as Bausch & Lomb’s investigational anti-infective eye drop, besifloxacin ophthalmic suspension, 0.6%, which currently is under review by the U.S. Food and Drug Administration (FDA).

ACQUISITION OF WYETH

On October 15, 2009 (the acquisition date), we acquired all of the outstanding equity of Wyeth in a cash-and-stock transaction, valued at the acquisition date at approximately $68 billion. While Wyeth now is a wholly owned subsidiary of Pfizer, the merger of local Pfizer and Wyeth entities may be pending or delayed in various international jurisdictions and integration in these jurisdictions is subject to completion of various local legal and regulatory obligations.

In 2009, we recorded provisional amounts for the assets acquired and liabilities assumed, which were adjusted in the first quarter of 2010 (measurement period adjustments). Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than one year from the acquisition date. See Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of Wyeth.

Measurement Period Adjustments
The measurement period adjustments for Identifiable intangible assets reflect changes in the estimated fair value of certain acquired intangibles, principally in-process research and development assets, primarily to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date, such as long-term expectations as to patient population, general market potential, dosing regimens and pricing.  The fair value changes did not result from intervening events subsequent to the acquisition date.

The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. In addition, neither the measurement period adjustments nor the underlying scientific and market data leading to the changes impacted our financial guidance for 2010 (see the “Our Financial Guidance for 2010” section of this MD&A and in our 2009 Annual Report on Form 10-K) or our financial targets for 2012 (see the “Our Financial Targets for 2012” section in this MD&A and in our 2009 Annual Report on Form 10-K).

Provisional Amounts
The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

•	Amounts for intangibles and inventory, pending finalization of valuation efforts.

•	Amounts for legal contingencies, pending the finalization of our examination and evaluation of the portfolio of filed cases.

•
Amounts for income tax assets, receivables and liabilities pending the filing of Wyeth pre-acquisition tax returns, including all required disclosures and documentation, as well as the receipt of information from taxing authorities which may change certain estimates and assumptions used.

•	The allocation of goodwill among reporting units.

REVENUES

Worldwide revenues by segment and geographic area for the first quarters of 2010 and 2009 follow:
							% Change in Revenues
							World-		Inter-
	Worldwide(a)		U.S.(a)		International(a)		wide	U.S.	national
	April 4,	Mar. 29,	April 4,	Mar. 29,	April 4,	Mar. 29,
(millions of dollars)	2010	2009	2010	2009	2010	2009	10/09	10/09	10/09
Three Months Ended:
Biopharmaceutical	$14,506	$10,102	$6,607	$4,709	$7,899	$5,393	44	40	46
Diversified	2,141	691	663	238	1,478	453	210	179	227
Corporate/Other(b)	103	74	44	22	59	52	39	100	13
Total revenues	$16,750	$10,867	$7,314	$4,969	$9,436	$5,898	54	47	60
(a)
Reflects the inclusion of revenues from legacy Wyeth products for the three months ended April 4, 2010. Legacy Wyeth revenues are not included in the three months ended March 29, 2009. Prior-period amounts for Capsugel, which previously were classified as Corporate/Other, now are included in Diversified.

(b)	Includes Pfizer Centersource, which includes contract manufacturing and bulk pharmaceutical chemical sales.

Worldwide revenues by segment, and by business unit, for the first quarters of 2010 and 2009 follow:
	Three Months Ended(a)
(millions of dollars)	April 4, 2010	Mar. 29, 2009	% Change

Biopharmaceutical:
Primary care	$5,866	$5,322	10
Specialty care	3,521	1,463	141
Established products(b)	2,786	1,615	73
Emerging markets(c)	1,972	1,352	46
Oncology(d)	361	350	3
Total Biopharmaceutical	14,506	10,102	44
Diversified:
Animal Health products	846	537	58
Consumer Healthcare products	663	––	*
Nutrition products	458	––	*
Capsugel	174	154	13
Total Diversified	2,141	691	210
Corporate/Other(e)	103	74	39
Total revenues	$16,750	$10,867
(a)
Reflects the inclusion of revenues from legacy Wyeth products for the three months ended April 4, 2010. Legacy Wyeth revenues are not included in the three months ended March 29, 2009. Prior-period amounts for Capsugel, which previously were classified as Corporate/Other, now are included in Diversified.

(b)
The legacy Pfizer Established Products unit was negatively impacted in the first quarter of 2010 by 5% due to the loss of exclusivity for Norvasc in Canada, offset by the favorable impact of the addition of Camptosar’s European revenues as well as the reclassification of revenues from South Korea.

(c)
Revenues from South Korea were included in the Emerging Markets unit in first-quarter 2009, but are included in the developed market units, as appropriate, beginning first-quarter 2010, which negatively impacted the legacy Pfizer Emerging Markets unit’s revenues by 5%.

(d)
Legacy Pfizer Oncology unit revenues in first-quarter 2010 no longer include Camptosar’s European revenues due to its loss of exclusivity in July 2009. The reclassification of those revenues to the Established Products unit negatively impacted the Oncology unit’s performance by 24% in first-quarter 2010 compared to the same period last year.

(e)	Includes Pfizer Centersource, which includes contract manufacturing and bulk pharmaceutical chemical sales.
*	Calculation not meaningful.

Biopharmaceutical Revenues
Worldwide Biopharmaceutical revenues for the first quarter of 2010 were $14.5 billion, an increase of 44% compared to the first quarter of 2009, primarily due to:

•	the inclusion of revenues from legacy Wyeth products of approximately $4.1 billion, which favorably impacted Biopharmaceutical revenues by 41%;

•
the weakening of the U.S. dollar relative to other currencies, primarily the euro, Australian dollar, Canadian dollar, and Brazilian real, which favorably impacted Biopharmaceutical revenues by approximately $617 million, or 6%, and

•	solid operational performance from certain legacy Pfizer products, including Sutent, Lyrica, Viagra and Geodon, and higher legacy Pfizer alliance revenues,

partially offset by:

•
a decrease in operational revenues, of approximately $260 million, from certain legacy Pfizer products, including Norvasc and Camptosar, as a result of loss of exclusivity, as well as from Lipitor and Detrol/Detrol LA.

Geographically,

•
in the U.S., Biopharmaceutical revenues increased 40% in the first quarter of 2010 compared to the same period in 2009, primarily due to the inclusion of revenues from legacy Wyeth products of approximately $2.2 billion, which favorably impacted Biopharmaceutical revenues by 47%, which was partially offset by lower revenues from certain legacy Pfizer products of $322 million, or 4%, including Lipitor, Lyrica, Detrol and Celebrex, compared to the same period in 2009, as a result of continued generic pressures.  Revenues from legacy Pfizer products also were adversely affected by increased rebates partly as a result of the impact of the U.S. Healthcare Legislation, and increased pricing pressures. These factors were partially offset by the solid performance from Geodon and legacy Pfizer alliance revenues in the first quarter of 2010; and

•
in our international markets, Biopharmaceutical revenues increased 46% in the first quarter of 2010, compared to the first quarter of 2009. The increase in revenues reflects the inclusion of operational revenues from legacy Wyeth products of $1.8 billion, which favorably impacted Biopharmaceutical revenues by 34%, higher operational revenues from legacy Pfizer products of $60 million, or 1%, and the favorable impact of foreign exchange on international Biopharmaceutical revenues of $617 billion, or 11%. The increase in operational revenues of legacy Pfizer products was due to operational growth from Lipitor, Lyrica, Sutent, Celebrex, Viagra and alliance products, partially offset by lower revenues from Norvasc and Camptosar, due to loss of exclusivity, among others.

During the first quarter of 2010, international Biopharmaceutical revenues represented 54% of total Biopharmaceutical revenues, compared to 53% in 2009.

Effective January 1, 2010, we increased the published prices for certain U.S. Biopharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

Diversified Revenues

Worldwide Diversified revenues in the first quarter of 2010 were $2.1 billion, an increase of 210% compared to the same period in 2009 due to:

•
the inclusion of operational revenues from legacy Wyeth products of approximately $1.2 billion, which favorably impacted Diversified revenues by 179%, primarily from the addition of the legacy Wyeth Consumer Healthcare and Nutrition operations, the operational revenue increase in legacy Pfizer Diversified businesses of 15% and the favorable impact of foreign exchange of 16%.

Revenues from Animal Health products increased 58% in the first quarter of 2010 compared to the same period in 2009, reflecting the inclusion of operational revenues from legacy Wyeth Animal Health products of 31%, higher operational revenues from legacy Pfizer Animal Health products of 17% and the favorable impact of foreign exchange of 10%.

Rebates and Chargebacks
As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, that are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations for our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment and knowledge of market conditions and practice are required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of Biopharmaceutical net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates and chargebacks reduced revenues as follows:
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Medicaid and related state program rebates(a)	$306	$150
Medicare rebates(a)	276	230
Performance-based contract rebates(a), (b)	649	605
Chargebacks(c)	814	486
Total	$2,045	$1,471
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.
(b)
Performance-based contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, which receive rebates based on the achievement of contracted performance terms for products.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The above rebates and chargebacks for the first quarter of 2010 were higher than 2009, primarily as a result of:

•	the inclusion of rebates and chargebacks related to legacy Wyeth products;

•	the impact of increased Medicaid rebate rates due to the U.S. Healthcare Legislation in addition to higher rates for certain products that are subject to rebates; and

•	the impact of increased chargebacks due to competitive pricing factors,

partially offset by:

•	changes in product mix, among other factors.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $2.5 billion as of April 4, 2010, an increase from $2.1 billion as of December 31, 2009 and primarily are included in Current deferred tax liabilities and other current liabilities in our Condensed Consolidated Balance Sheets.

Biopharmaceutical – Selected Product Revenues
Revenue information for several of our major Biopharmaceutical products follows:
		Three Months Ended
			% Change
(millions of dollars)		April 4,	From Mar. 29,
Product	Primary Indications	2010	2009
Lipitor	Reduction of LDL cholesterol	$2,757	1
Enbrel(a), (c)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	802	*
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	723	6
Effexor(a)	Depression and certain anxiety disorders	716	*
Celebrex	Arthritis pain and inflammation, acute pain	570	1
Prevnar/Prevenar 7(a)	Vaccine for prevention of invasive pneumococcal disease	520	*
Viagra	Erectile dysfunction	479	5
Xalatan/Xalacom	Glaucoma and ocular hypertension	422	4
Norvasc	Hypertension	368	(23)
Zyvox	Bacterial infections	292	3
Prevnar/Prevenar 13(a)	Vaccine for prevention of invasive pneumococcal disease	286	*
Zosyn/Tazocin(a)	Antibiotic	264	*
Detrol/Detrol LA	Overactive bladder	261	(10)
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	259	28
Premarin family(a)	Menopause	256	*
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	254	10
Genotropin	Replacement of human growth hormone	206	4
Chantix/Champix	An aid to smoking cessation	189	7
Vfend	Fungal infections	188	5
BeneFIX(a)	Hemophilia	154	*
Caduet	Reduction of LDL cholesterol and hypertension	135	––
Aromasin	Breast cancer	128	16
Zoloft	Depression and certain anxiety disorders	120	5
Revatio	Pulmonary arterial hypertension	114	––
Medrol	Inflammation	109	(8)
Cardura	Hypertension/Benign prostatic hyperplasia	107	––
Aricept(b)	Alzheimer’s disease	107	12
Zithromax/Zmax	Bacterial infections	103	(10)
ReFacto/Xyntha(a)	Hemophilia	90	*
All other(d)	Various	2,523	45
Alliance revenues:		1,004	73
Enbrel (in the U.S. and Canada)(a), Aricept, Exforge, Rebif and Spiriva	Inflammation (Enbrel), Alzheimer’s disease (Aricept), hypertension (Exforge), multiple sclerosis (Rebif) and chronic obstructive pulmonary disease (Spiriva)

(a)	Reflects the inclusion of revenues from legacy Wyeth products in the three months ended April 4, 2010.
Revenues from legacy Wyeth products are not included in the three months ended March 29, 2009.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Outside the U.S. and Canada.
(d)	Includes legacy Pfizer and legacy Wyeth products in the three months ended April 4, 2010 and includes only legacy Pfizer products in the first quarter of 2009.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical – Selected Product Descriptions:

•
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol and the best-selling prescription pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $2.8 billion in the first quarter of 2010, reflecting 1% growth compared to the same period in 2009. These results, in part, reflect the favorable impact of foreign exchange, which increased revenues by $148 million, or 5%, in the first quarter of 2010, compared to the same period in 2009. In the U.S., revenues were $1.3 billion or a decrease of 10% in the first quarter of 2010 compared to the same period in 2009. Internationally, Lipitor revenues in the first quarter of 2010 were $1.4 billion, or an increase of 14%, compared to the same period in 2009, with 12% due to the favorable impact of foreign exchange.

Excluding the favorable impact of foreign exchange, the decrease in Lipitor worldwide operational revenues in the first quarter of 2010, compared to the first quarter of 2009, was driven by a combination of factors, including the following:

o	the continuing impact of an intensely competitive lipid-lowering market with competition from multi-source generics and branded products in the U.S.;

o	increased payer pressure in the U.S.; and

o
slower growth in the lipid-lowering market in the U.S. due, in part, to a slower rate of growth in the Medicare Part D population and, reflecting weak economic conditions, heightened overall patient cost-sensitivity in the U.S. and adoption of non-prescription treatment options, partially offset by:

o	operational growth internationally.

See the “Our Operating Environment––Industry-Specific Challenges” section of this MD&A for a discussion concerning the expected loss of exclusivity for Lipitor in various markets.

•
Enbrel, for the treatment of rheumatoid arthritis, juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded worldwide revenues, excluding the U.S. and Canada, of $802 million in the first quarter of 2010. Enbrel revenues from the U.S. and Canada are included in alliance revenues. The approval of competing products for the treatment of psoriasis is expected to increase competition with respect to Enbrel in 2010.

We have exclusive rights to Enbrel outside the U.S. and Canada and co-promote Enbrel with Amgen Inc. (Amgen) in the U.S. and Canada. Our co-promotion agreement with Amgen expires in October 2013, and we are entitled to a royalty stream for 36 months thereafter, which is significantly less than our current share of Enbrel profits from U.S. and Canadian sales. Our rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement.

•
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) outside the U.S., recorded an increase in worldwide revenues of 6% in the first quarter of 2010 compared to the first quarter of 2009. Lyrica had a strong operational performance in international markets in the first quarter of 2010. In the U.S., revenues have been adversely affected by increased generic competition, as well as managed care pricing and formulary pressures.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Lyrica.

•
Effexor XR (extended release capsules), an antidepressant for treating adult patients with major depressive disorder, GAD, social anxiety disorder and panic disorder, recorded worldwide revenues of $716 million in the first quarter of 2010. Effexor XR faces generic competition outside the U.S. In the U.S., Effexor XR faces competition from a non-AB-rated (i.e., not therapeutically equivalent) generic product. Pursuant to a 2005 settlement agreement related to certain patent litigation with Wyeth, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. are permitted to launch generic versions of Effexor XR in the U.S. beginning July 1, 2010, subject to possible earlier launch based on specified market conditions or developments regarding the applicable patents rights, including the outcome of other generic challenges to such patent rights.

•
Celebrex, a treatment for the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults, experienced an increase in worldwide revenues of 1% in the first quarter of 2010 compared to the same period in 2009, primarily due to the favorable impact of foreign exchange partially offset by increased generic competition. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain product litigation relating to Celebrex.

•
Prevnar/Prevenar 7, our 7-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children, recorded worldwide revenues of $520 million in the first quarter of 2010.

•
Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra worldwide revenues in the first quarter of 2010 increased 5% compared to the same period in 2009. In the U.S., first quarter 2010 Viagra revenues decreased 2% compared to the same period in 2009 and, internationally, revenues increased 16% compared to the first quarter of 2009 due primarily to the favorable impact of foreign exchange.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent and product litigation relating to Viagra.

•
Xalabrands consists of Xalatan, a prostaglandin, the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) that is available outside the U.S. Xalatan/Xalacom worldwide revenues in the first quarter of 2010 increased 4% compared to the same period in 2009, primarily due to the favorable impact of foreign exchange.

•
Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc also has experienced patent expirations in other major markets, including Japan in July 2008 and most recently Canada in July 2009. Norvasc worldwide revenues in the first quarter of 2010 decreased 23% compared to the same period in 2009.

•
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). Zyvox worldwide revenues in the first quarter of 2010 increased 3% compared to the same period in 2009, primarily due to growth in emerging markets and developed markets in Europe. Revenues have been adversely affected by a decrease in the number of patients treated for pneumonia and by increased generic competition in the U.S., as well as competition from recently launched agents in certain high-volume international markets such as the U.K.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Zyvox.

•
Prevnar/Prevenar 13, launched in Germany in late 2009 and in the U.S. in early 2010 with ongoing launches in other markets in the first quarter of 2010 and beyond, is our 13-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children, recorded worldwide revenues of $286 million in the first quarter of 2010. To date, Prevnar/Prevenar 13 has been approved in over 40 countries.

•	Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets. It recorded worldwide revenues of $264 million in the first quarter of 2010.

•
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues in the first quarter of 2010 declined 10%, compared to the same period in 2009, primarily due to increased competition from other branded medicines.

•
Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. Sutent worldwide revenues increased 28% in the first quarter of 2010, compared to the same period in 2009. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through access and healthcare coverage. As of April 4, 2010, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

On April 7, 2010, the FDA requested that we revise the product labeling for Sutent to include information regarding the risk of hepatotoxicity as a boxed warning and convert the existing patient package insert to a Medication Guide for distribution to patients who are dispensed Sutent.  The FDA also requested a risk mitigation, assessment, and communication plan to ensure that the benefits of Sutent treatment continue to outweigh the risks.  Revised labeling for the product, which likely will include the addition of a boxed warning to prominently communicate this information, will be issued upon completion of discussions with the FDA.

Pfizer maintains a global safety database, monitoring all sponsored clinical trials and spontaneous adverse event reports. Hepatic failure has been uncommonly observed in clinical trials (0.3%) and post-marketing experience, consistent with the very low rate of hepatic failure observed in the clinical trials of Sutent used to support original registration in 2006. Over 80,000 patients worldwide have been treated with Sutent.

The risk-benefit profile of Sutent in both mRCC and second-line GIST has been well-established through large, randomized clinical trials evaluating its safety and efficacy.  Sutent remains an important treatment option for these two difficult-to-treat cancers.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to Sutent.

•	Our Premarin family of products remains the leading therapy to help women address moderate to severe menopausal symptoms. It recorded worldwide revenues of $256 million in the first quarter of 2010.

•
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder.  Geodon recorded an increase in worldwide revenues of 10% in the first quarter of 2010 compared to the same period in 2009, due in part to continued growth in the U.S. antipsychotic market, recent U.S. approval for adjunctive bipolar maintenance therapy in adults, and the favorable impact of foreign exchange.

•
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues increased 4% in the first quarter of 2010 compared to the same period in 2009, primarily due to the favorable impact of foreign exchange.

•
Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, has been launched in all major markets. Chantix/Champix worldwide revenues in the first quarter of 2010 increased 7% compared to the same period in 2009 due to strong performance in developed markets in Europe partially offset by the impact of changes to the product’s label and other factors. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

•
Vfend, as the only branded agent available in intravenous and oral forms, continues to build on its position as the best-selling systemic, antifungal agent worldwide. The overall global revenues of Vfend continue to be driven by its acceptance as an excellent broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues increased 5% in the first quarter of 2010 compared to the same period in 2009, primarily due to the favorable impact of foreign exchange.

In October 2009, we settled a challenge by Mylan, Inc. (Mylan) and its subsidiary, Matrix Laboratories Limited (Matrix), to four of our patents relating to Vfend by entering into an agreement granting Matrix and another subsidiary of Mylan the right to market voriconazole (generic Vfend) tablets in the U.S. beginning in the first quarter of 2011.

•
BeneFIX and ReFacto/Xyntha are our state-of-the-art hemophilia products that offer patients with this lifelong bleeding disorder the potential for a near-normal life. It recorded worldwide revenues of $244 million in the first quarter of 2010.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain patent litigation relating to ReFacto and Xyntha.

•
Caduet, a single-pill therapy combining Norvasc and Lipitor, recorded virtually flat worldwide revenues in the first quarter of 2010 compared to the same period in 2009, primarily due to increased generic competition, as well as an overall decline in U.S. hypertension market volume.

•
Revatio, for the treatment of pulmonary arterial hypertension, recorded virtually flat worldwide revenues in the first quarter of 2010 compared to the same period in 2009, primarily due to increased competition.

•
Alliance revenues increased 73% in the first quarter of 2010 compared to the same period in 2009, due to the strong performance of Spiriva, Aricept and Rebif, as well as the inclusion of sales of Enbrel, a legacy Wyeth product, in the U.S. and Canada. We expect to lose exclusivity for Aricept in the U.S. later this year.

Product Developments – Biopharmaceutical

We continue to invest in R&D to provide potential future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products, and we have taken important steps to prioritize our R&D portfolio to maximize value. After a review in 2008 of all our therapeutic areas, we announced our decision to exit certain disease areas and give higher priority to the following disease areas: oncology, pain, inflammation, Alzheimer’s disease, psychoses and diabetes. With our acquisition of Wyeth, we also have added a focus on vaccines and biologics. While we continue to conduct research across a broad range of diseases, approximately 70% of our research projects and 75% of our late-stage portfolio currently are focused on our higher-priority areas.

In January 2010, we announced the combined company pipeline, comprised of assets from both legacy Pfizer and legacy Wyeth, which included 133 programs from Phase I through registration and showed growth and increased diversity in each of the areas where we invest in R&D.  We remain on track to achieve our previously announced goal of 15 to 20 regulatory submissions in the 2010 to 2012 period.

Notwithstanding our efforts, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan:
Recent FDA approvals:
PRODUCT	INDICATION	DATE APPROVED
Prevnar 13 Infant	Prevention of invasive pneumococcal disease in infants and young children	February 2010

Pending U.S. new drug applications (NDA) and supplemental filings:
PRODUCT	INDICATION	DATE SUBMITTED
Taliglucerase alfa	Treatment of Gaucher’s disease	December 2009
Sutent	Pancreatic neuroendocrine tumor	December 2009
Genotropin	Adult growth hormone deficiency (Mark VII multidose disposable device)	October 2009
Celebrex	Chronic pain	August 2009
Lyrica	Generalized anxiety disorder––monotherapy	June 2009
Geodon	Treatment of bipolar disorder––pediatric filing	October 2008
Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007
Zmax	Treatment of bacterial infections––sustained release––acute otitis media (AOM) and sinusitis––pediatric filing	November 2006
Viviant	Osteoporosis treatment and prevention	June 2006
Pristiq	Vasomotor symptoms of menopause	June 2006
Vfend	Treatment of fungal infections––pediatric filing	June 2005
Thelin	Treatment of pulmonary arterial hypertension (PAH)	May 2005

In December 2009, our co-promotion partner, Protalix BioTherapeutics, submitted an NDA with the FDA for taliglucerase alfa. Taliglucerase alfa was granted orphan drug designation and fast-track designation by the FDA. In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics, which provides us exclusive worldwide rights to develop and commercialize taliglucerase alfa for the treatment of Gaucher’s disease except in Israel.

In April 2010, we received a “complete response” letter from the FDA for Genotropin Mark VII multidose disposable device submission. We are working with the FDA to address the requests and recommendations included in the letter.

In June 2009, we resubmitted a data package to the FDA for Lyrica for the treatment of GAD monotherapy in response to a “not-approvable” letter issued by the FDA in August 2004. On December 23, 2009, we received a “complete response” letter from the FDA with respect to this NDA. We are working with the FDA to determine the next steps. On January 27, 2010, we announced the withdrawal of the NDA for the adjunctive treatment of GAD.

In June 2009, an FDA advisory committee concluded that Geodon is effective for the treatment of bipolar mania in children ages 10 to 17. On October 30, 2009, we received a “complete response” letter from the FDA with respect to this NDA. The FDA is seeking additional information and is requesting that we take certain actions with regard to the submission. On April 9, 2010, we received a “warning letter” from the FDA with respect to the clinical trial in support of this NDA. We are working with the FDA to address the requests and recommendations included in the “complete response” letter and the “warning” letter.

Boehringer Ingelheim (BI), our alliance partner, holds the NDA for Spiriva. In September 2008, BI received a “complete response” letter from the FDA for the Spiriva Respimat submission. The FDA is seeking additional data, and we are coordinating with BI, which is working with the FDA to provide the additional information. A full response will be submitted to the FDA upon the completion of planned and ongoing studies.

In September 2007, we received an “approvable” letter from the FDA for Zmax that sets forth requirements to obtain approval for the pediatric acute otitis media (AOM) indication based on pharmacokinetic data. A supplemental filing for pediatric AOM and sinusitis remains under review.

Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene) for the prevention of post-menopausal osteoporosis that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA’s concerns. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture.

In July 2007, Wyeth received an “approvable” letter from the FDA for Pristiq for vasomotor symptoms of menopause that sets forth the additional requirements for approval. We have been systematically working through these requirements and seeking to address the FDA’s concerns, including initiation of an additional clinical trial, which is underway.

In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing that sets forth the additional requirements for approval. We have been systematically working through these requirements and seeking to address the FDA’s concerns, including initiation of an additional pharmacokinetics study in November 2008.

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

We are in the process of withdrawing the NDAs for Fablyn (lasofoxifene), for the prevention and treatment of osteoporosis in post-menopausal women and for the treatment of vulvar and vaginal atrophy. We are exploring strategic options for Fablyn, including out-licensing or sale.

Regulatory approvals and filings in the EU and Japan:
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE SUBMITTED
Lyrica	Approval in Japan for the treatment of pain associated with post-herpetic neuralgia	April 2010	—
Revatio	Application submitted in the EU for pediatric pulmonary arterial hypertension	—	February 2010
Apixaban	Application submitted in the EU for prevention of venous thromboembolism	—	February 2010
Xalacom	Approval in Japan for the treatment of glaucoma	January 2010	—
Prevenar 13 Infant	Application submitted in Japan for prevention of invasive pneumococcal disease in infants and young children	—	December 2009
Sutent	Application submitted in the EU for treatment of pancreatic neuroendocrine tumor	—	December 2009
Xiaflex	Application submitted in the EU for treatment of Dupuytren’s contracture	—	December 2009
atorvastatin calcium	Application submitted in the EU for type II variation for atorvastatin calcium (SORTIS and associated names) for pediatric hyperlipidemia/dyslipidemia	—	November 2009
Toviaz	Application submitted in Japan for overactive bladder	—	September 2009
Genotropin	Application submitted in the EU for adult growth hormone deficiency (Mark VII multidose disposable device)	—	September 2009
Lyrica	Application submitted in Japan for neuropathic pain	—	August 2009

In March 2010, the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending that the European Commission approve a new chewable form, as well as the currently available tablet form, of atorvastatin calcium for the treatment of high levels of LDL cholesterol and triglycerides in children aged 10 or older.

Late-stage clinical trials for additional uses and dosage forms for in-line products:
PRODUCT	INDICATION
Eraxis/Vfend Combination	Aspergillosis fungal infections
Lyrica	Epilepsy monotherapy; post-operative pain; central neuropathic pain due to spinal cord injury; peripheral neuropathic pain
Macugen	Diabetic macular edema
Prevnar/Prevenar 13 Adult	Prevention of invasive pneumococcal disease in adults
Revatio	Pediatric pulmonary arterial hypertension
Sutent	Non-small cell lung cancer; prostate cancer; adjuvant renal cell carcinoma
Zithromax/chloroquine	Malaria

In March 2010, two Phase 3 trials of Sutent for first-line and second-line treatment of metastatic breast cancer completed and did not meet their primary endpoints.  In April 2010, we discontinued a Phase 3 trial for Sutent for advanced liver cancer based on a higher incidence of serious adverse events in the Sutent arm compared to the sorafenib arm and the fact that Sutent did not meet the criteria to demonstrate that it was either superior or non-inferior to sorafenib in the survival of patients with advanced hepatocellular cancer.

New drug candidates in late-stage development in the U.S.:
CANDIDATE	INDICATION
Apixaban
For acute coronary syndrome, the prevention and treatment of venous thromboembolism and prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with Bristol-Myers Squibb Company (BMS)

Aprela (Bazedoxifene-conjugated estrogens)	A tissue selective estrogen complex for the treatment of menopausal vasomotor symptoms
Axitinib	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2, & 3 for the treatment of advanced renal cell carcinoma.
Bapineuzumab
A beta amyloid inhibitor for the treatment of Alzheimer’s disease being developed in collaboration with Janssen Alzheimer Immunotherapy Research & Development, LLC (Janssen AI), a subsidiary of Johnson & Johnson

Bosutinib	An src kinase inhibitor for the treatment of chronic myelogenous leukemia
Crizotinib (PF-02341066)	An oral ALK and c-Met inhibitor for the treatment of advanced non-small cell lung cancer
Dimebon (latrepirdine)	A novel mitochondrial protectant and enhancer being developed in collaboration with Medivation, Inc. for the treatment of Alzheimer’s disease and Huntington’s disease
Moxidectin	Treatment of onchocerciasis (river blindness)
Neratinib	A pan-HER inhibitor for the treatment of breast cancer
PF-0299804	A pan-HER tyrosine kinase inhibitor for the treatment of advanced non-small cell lung cancer
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain
Tasocitinib (CP-690,550)	A JAK-3 kinase inhibitor for the treatment of rheumatoid arthritis

The Phase 3 trial of apixaban for the prevention of stroke in patients with atrial fibrillation, is event driven. As such, it is not possible to predict with certainty when the results of this trial will be available.  BMS currently expects to have data from this trial in mid-2011 and to file for U.S. regulatory approval for this indication later in 2011 depending on the results of the trial.

Our collaboration with Janssen AI on bapineuzumab, a potential treatment for Alzheimer’s disease, continues with four Phase 3 studies continuing to enroll.  In April 2010, Johnson & Johnson announced that the Janssen AI North American studies would complete (last patient out) in mid-2012.  We announced in May 2010 that we expect that the last patient will have completed our 18-month trials, including associated biomarker studies, in 2014.

In March 2010, Pfizer and Medivation, Inc. announced that a Phase 3 trial of Dimebon (latrepiridine) did not meet its co-primary or secondary endpoints. Subsequently, we and Medivation, Inc. agreed to discontinue the CONSTELLATION and CONTACT Phase 3 trials in patients with moderate-to-severe Alzheimer’s disease. The 12-month Phase 3 CONCERT trial in patients with mild-to-moderate Alzheimer’s disease and the six-month Phase 3 Horizon trial in patients with Huntingdon’s disease continue. After completing our evaluation of the data from the trial that did not meet its endpoints, we will determine appropriate next steps regarding the Dimebon program.

In December 2009, we discontinued a Phase 3 trial of figitumumab in first-line treatment of advanced non-small cell lung cancer for futility. In March 2010, we discontinued a Phase 3 trial of figitumumab in second/third line treatment of advanced non-small cell lung cancer for futility.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategic Initiatives––Strategy and Recent Transactions” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 206% in the first quarter of 2010, compared to the first quarter of 2009, which reflects:

•	purchase accounting charges of approximately $1.4 billion, primarily reflecting the fair value adjustments to inventory acquired from Wyeth in 2009 that was sold in the first quarter of 2010;

•	the addition of Wyeth’s manufacturing operations; and

•	the unfavorable impact of foreign exchange on cost of sales.

Cost of sales as a percentage of revenues in the first quarter of 2010 increased 12.7 percentage points to 25.7% compared to 13% in the same period in 2009, primarily reflecting the fair value adjustments to inventory acquired from Wyeth in 2009 that was sold in the first quarter of 2010, as well as the mix of products and businesses as a result of our acquisition of Wyeth, which was not reflected in our first-quarter 2009 results.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 54% in the first quarter of 2010, compared to the first quarter of 2009, which reflects:

•	the addition of Wyeth’s operating costs; and

•	the unfavorable impact of foreign exchange.

Research and Development Expenses

Research and development (R&D) expenses increased 31% in the first quarter of 2010, compared to the same period in 2009, which reflects:

•	the addition of Wyeth operating costs;

•	continued investment in the late-stage development portfolio; and

•	the unfavorable impact of foreign exchange.

Acquisition-Related In-Process Research and Development Charges

In the first quarter of 2010, we resolved certain contingencies associated with our 2008 acquisition of CovX and recorded $74 million in Acquisition-related in-process research and development charges.

Cost-Reduction Initiatives and Acquisition-Related Costs

We have incurred significant costs in connection with our cost-reduction initiatives (several programs initiated since 2005) and our acquisition of Wyeth on October 15, 2009.

As described more fully in our 2009 Annual Report on Form 10-K, since the acquisition of Wyeth, our cost-reduction initiatives announced on January 26, 2009, but not completed as of  December 31, 2009, have been incorporated into a comprehensive plan to integrate Wyeth’s operations, generate cost savings and capture synergies across the combined company. In the aggregate, with the combination of these two initiatives into one comprehensive program, we expect to generate cost reductions, net of investments in the business, of approximately $4 billion to $5 billion, by the end of 2012, at 2008 average foreign exchange rates, in comparison with the 2008 pro-forma combined adjusted total costs of Pfizer and the legacy Wyeth operations. (For an understanding of adjusted total costs, see the “Adjusted Income” section of this MD&A). We remain on track to meet this target. We have incurred and will continue to incur costs associated with these cost-reduction activities and estimate that these costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred approximately $6.3 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through April 4, 2010.

At the end of the first quarter of 2010, the workforce totaled approximately 113,800, a decrease of 2,700 from December 31, 2009. Since the closing of the Wyeth acquisition on October 15, 2009, the workforce has declined by 6,900, primarily in the U.S. Primary Care field force, manufacturing and R&D operations.

We incurred the following costs in connection with all of our cost-reduction initiatives and the Wyeth acquisition:
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Transaction costs(a)	$9	$369
Integration costs(b)	208	28
Restructuring charges(c)	489	157
Restructuring charges and certain acquisition-related costs	706	554
Additional depreciation––asset restructuring(d)	93	90
Implementation costs(e)	––	84
Total	$799	$728
(a)
Transaction costs represent external costs directly related to effecting the acquisition of Wyeth and primarily include expenditures for banking, legal, accounting and other similar services. Substantially all of the costs incurred in the first quarter of 2009 were fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009 to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes in the first half of 2009.

(b)	Integration costs represent external, incremental costs directly related to integrating Wyeth and primarily include expenditures for consulting and systems integration.

(c)	Restructuring charges include the following:
	Costs Incurred
	Three Months Ended			Activity	Accrual
(millions of dollars)	April 4, 2010	Mar. 29, 2009	2005-2010	Through April 4, 2010(1)	As of April 4, 2010(2)

Employee termination costs	$458	$135	$8,179	$5,276	$2,903
Asset impairments	6	18	1,458	1,458	––
Other	25	4	735	631	104
Total restructuring charges	$489	$157	$10,372	$7,365	$3,007
(1)	Includes adjustments for foreign currency translation.
(2)	Included in Current deferred tax liabilities and other current liabilities ($2.0 billion) and Other noncurrent liabilities ($1.0 billion).

In the first quarter of 2010, the restructuring charges are related to the integration of Wyeth. From the beginning of our cost-reduction initiatives in 2005 through April 4, 2010, Employee termination costs represent the expected reduction of the workforce by approximately 45,400 employees, mainly in manufacturing, sales and research, of which approximately 28,100 employees have been terminated as of April 4, 2010. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

(d)
Additional depreciation – asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions and are included in our condensed consolidated statements of income as follows:

	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009

Cost of sales	$13	$63
Selling, informational and administrative expenses	60	6
Research and development expenses	20	21
Total	$93	$90

(e)
Implementation costs in the first quarter of 2009 represent external, incremental costs directly related to implementing cost-reduction initiatives prior to our acquisition of Wyeth and primarily include expenditures related to system and process standardization and the expansion of shared services. For the three months ended March 29, 2009, implementation costs are included in Cost of sales ($13 million), Selling, informational and administrative expenses ($40 million), Research and development expenses ($20 million) and Other (income)/deductions — net ($11 million).

Other (Income)/Deductions––Net

Other (income)/deductions––net changed unfavorably by $471 million in the first quarter of 2010, compared to the same period in 2009, which primarily reflects:

•
higher interest expense of $393 million in the first quarter of 2010, primarily associated with the $13.5 billion of senior unsecured notes that we issued in March 2009 and the approximately $10.5 billion of senior unsecured notes that we issued in June 2009, to partially finance the acquisition of Wyeth;

•	lower interest income of $133 million in the first quarter of 2010, primarily due to lower interest rates coupled with lower average cash balances; and

•	slightly higher charges for litigation-related matters,

partially offset by:

•	higher royalty-related income.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 36.0% for the first quarter of 2010, compared to 28.2% for the first quarter of 2009. The higher tax rate for the first quarter of 2010 is primarily the result of:

•	higher amortization charges, primarily related to intangible assets acquired in connection with the acquisition of Wyeth, and the mix of jurisdictions in which those charges were incurred;

•
the write-off of the deferred tax asset of approximately $270 million related to the Medicare Part D subsidy for retiree prescription drug coverage, resulting from changes in the U.S. Healthcare Legislation enacted in March 2010 concerning the tax treatment of that subsidy effective for tax years beginning after December 31, 2012;

•	the expiration of the U.S. research tax credit; and

•	the increase in non-deductible in-process research and development charges.

These factors were partially offset by $410 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

ADJUSTED INCOME

General Description of Adjusted Income Measure
Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals, consumer healthcare (over-the-counter) products, vaccines and nutritional products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income. Adjusted total costs represent the total of Adjusted cost of sales, Adjusted SI&A expenses and Adjusted R&D expenses, which are income statement line items prepared on the same basis as and are components of the overall Adjusted income measure.

The Adjusted income measure is an important internal measurement for Pfizer. We measure the performance of the overall Company on this basis in conjunction with other performance metrics. The following are examples of how the Adjusted income measure is utilized:

•	senior management receives a monthly analysis of our operating results that is prepared on an Adjusted income basis;

•	our annual budgets are prepared on an Adjusted income basis; and

•
senior management’s annual compensation is derived, in part, using this Adjusted income measure. Adjusted income is one of the performance metrics utilized in the determination of bonuses under the Pfizer Inc. Executive Annual Incentive Plan that is designed to limit the bonuses payable to the Executive Leadership Team (ELT) for purposes of Internal Revenue Code Section 162(m). Subject to the Section 162(m) limitation, the bonuses are funded from a pool based on the achievement of three financial metrics, including adjusted diluted earnings per share, which is derived from Adjusted income. Beginning in 2010, these metrics derived from Adjusted income account for (i) between 7% and 13% of the target bonus for ELT members and (ii) 33% of the bonus pool made available to ELT members and other members of senior management.

Despite the importance of this measure to management in goal setting and performance measurement, we stress that Adjusted income is a non-GAAP financial measure that has no standardized meaning prescribed by U.S. GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted income (unlike U.S. GAAP net income) may not be comparable to the calculation of similar measures of other companies. Adjusted income is presented solely to permit investors to more fully understand how management assesses performance.

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations, and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, the earn-out of Performance Share Award grants is determined based on a non-discretionary formula that measures our performance using relative total shareholder return.

Purchase Accounting Adjustments
Adjusted income is calculated prior to considering certain significant purchase accounting impacts, such as those related to business combinations and net asset acquisitions. These impacts can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets acquired from Pharmacia and Wyeth, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt and charges for purchased in-process R&D. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase accounting adjustments associated with a business combination, such as the amortization of intangibles acquired in connection with our acquisition of Wyeth in 2009 and Pharmacia in 2003, can occur through 20 or more years, but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs previously have been expensed.

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

Acquisition-Related Costs
Adjusted income is calculated prior to considering transaction, integration, restructuring and additional depreciation costs associated with business combinations because these costs are unique to each transaction and represent costs that were incurred to restructure and integrate two businesses as a result of the acquisition decision. For additional clarity, only transaction costs, additional depreciation and restructuring and integration activities that are associated with a business combination or a net-asset acquisition are included in acquisition-related costs. We have made no adjustments for the resulting synergies.

We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in a business combination result primarily from the need to eliminate duplicate assets, activities or employees––a natural result of acquiring a fully integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in other, more normal, business contexts.

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

Discontinued Operations
Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the sale of such operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines periodically for strategic fit with our operations, we do not build or run our businesses with the intent to sell them.

Certain Significant Items
Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; net interest expense incurred through the consummation date of the acquisition of Wyeth on acquisition-related borrowings made prior to that date; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our 2009 Annual Report on Form 10-K and in Part II. Other Information; Item 1. Legal Proceedings, in our Quarterly Reports on Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP and Adjusted income follows:
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009	% Incr./ (Decr.)
Reported net income attributable to Pfizer Inc.	$2,026	$2,729	(26)
Purchase accounting adjustments––net of tax	2,129	354	*
Acquisition-related costs––net of tax	573	252	127
Discontinued operations––net of tax	(2)	(1)	35
Certain significant items––net of tax	156	333	(53)
Adjusted income(a)	$4,882	$3,667	33
(a)	The effective tax rate on Adjusted income was 30.1% in the first quarter of 2010, relatively flat compared to 29.7% in the first quarter of 2009.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

A reconciliation between Reported diluted EPS as reported under U.S. GAAP and Adjusted diluted EPS follows:
	Three Months Ended
	April 4, 2010	Mar. 29, 2009	% Incr./ (Decr.)
Reported net income attributable to Pfizer Inc. common shareholders(a)	$0.25	$0.40	(38)
Purchase accounting adjustments – net of tax	0.26	0.05	*
Acquisition-related costs––net of tax	0.07	0.04	75
Discontinued operations––net of tax	—	—
Certain significant items––net of tax	0.02	0.05	(60)
Adjusted net income attributable to Pfizer Inc. common shareholders(a)	$0.60	$0.54	11
(a)
Reported and Adjusted diluted earnings per share in the first quarter of 2010 were impacted by the increased number of shares outstanding in comparison with the first quarter of 2009 resulting primarily from shares issued to partially fund the Wyeth acquisition.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:
	Three Months Ended
(millions of dollars)	April 4, 2010	Mar. 29, 2009
Purchase accounting adjustments:
Amortization, depreciation and other(a)	$1,417	$546
Cost of sales primarily related to fair value adjustments of acquired inventory	1,350	—
In-process research and development charges(b)	74	—
Total purchase accounting adjustments, pre-tax	2,841	546
Income taxes	(712)	(192)
Total purchase accounting adjustments––net of tax	2,129	354
Acquisition-related costs:
Transaction costs(c)	9	369
Integration costs(c)	208	28
Restructuring charges(c)	489	—
Additional depreciation––asset restructuring(d)	93	—
Total acquisition-related costs, pre-tax	799	397
Income taxes	(226)	(145)
Total acquisition-related costs––net of tax	573	252
Total discontinued operations––net of tax	(2)	(1)
Certain significant items:
Restructuring charges––cost-reduction initiatives(e)	—	157
Implementation costs––cost-reduction initiatives(f)	—	174
Certain legal matters(g)	142	132
Other	40	10
Total certain significant items, pre-tax	182	473
Income taxes	(26)	(140)
Total certain significant items––net of tax	156	333
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$2,856	$938
(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges.
(c)	Included in Restructuring charges and certain acquisition-related costs.
(d)
Amount relates to certain actions taken as a result of our acquisition of Wyeth. Prior to the acquisition of Wyeth on October 15, 2009, additional depreciation for asset restructuring related to our cost-reduction initiatives was classified as a certain significant item and included in implementation costs. For the first quarter of 2010, included in Cost of sales ($13 million), Selling, informational and administrative expenses ($60 million), and Research and development expenses ($20 million).

(e)
Represents restructuring charges incurred for our cost-reduction initiatives prior to the acquisition of Wyeth on October 15, 2009. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 4. Cost-Reduction Initiatives and Acquisition-Related Costs).

(f)
Represents implementation costs incurred for our cost-reduction initiatives prior to the acquisition of Wyeth on October 15, 2009. For the first quarter of 2009, included in Cost of sales ($76 million), Selling, informational and administrativeexpenses ($46 million), Research and development expenses ($41 million) and Other (income)/deductions––net ($11 million). Includes additional depreciation for asset restructuring of $90 million in the first quarter of 2009.

(g)	Included in Other (income)/deductions––net.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Assets/(Liabilities), as shown below:
(millions of dollars)	April 4, 2010	Dec. 31, 2009
Financial assets:
Cash and cash equivalents	$1,759	$1,978
Short-term investments	15,503	23,991
Short-term loans	919	1,195
Long-term investments and loans	12,081	13,122
Total financial assets	$30,262	$40,286
Debt:
Short-term borrowings, including current portion of long-term debt	$7,769	$5,469
Long-term debt	38,281	43,193
Total debt	$46,050	$48,662
Net financial assets/(liabilities)	$(15,788)	$(8,376)

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. We believe we have the flexibility to allocate our significant operating cash flows with a continued focus on seeking to provide the highest return for our shareholders, such as potential dividend increases, share repurchases, investments in our business, or by paying down outstanding debt. Short-term investments decreased due to the use of proceeds for tax payments made in the first quarter of 2010, associated with certain business decisions executed to finance the Wyeth acquisition.

Debt Capacity
We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of April 4, 2010, we had access to $8.4 billion of lines of credit, of which $6.2 billion expire within one year. Of these lines of credit, $8.3 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, of which $5.0 billion expire in late 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

In March 2010, the shelf registration statement that we previously filed with the SEC, pursuant to the shelf registration process available to “well-known seasoned issuers,” expired.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:
(millions of dollars, except ratios and per common share data)	April 4, 2010	Dec. 31, 2009

Cash and cash equivalents and short-term investments and loans	$18,181	$27,164

Working capital(a)	$23,992	$24,445

Ratio of current assets to current liabilities	1.93:1	1.66:1

Shareholders’ equity per common share(b)	$11.12	$11.19
(a)	Working capital includes assets held for sale of $490 million as of April 4, 2010, and $496 million as of December 31, 2009.
(b)	Represents total shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trusts).

The decrease in cash and cash equivalents and short-term investments and loans, as of April 4, 2010, compared to December 31, 2009, was primarily due to the use of proceeds of short-term investments for tax payments made in the first quarter of 2010, associated with certain business decisions executed to finance the Wyeth acquisition. The change in working capital and the ratio of current assets to current liabilities was due to the timing of accruals, cash receipts and payments in the ordinary course of business. We are monitoring developments regarding government receivables in several European country markets. No significant collectability issues have been identified.

Operating Activities

During the first quarter of 2010, net cash used in operating activities was $6.4 billion, compared to net cash provided of $3.1 billion in the same period of 2009. The change in operating cash flows was primarily attributable to:

•	income tax payments of approximately $10.5 billion, associated with certain business decisions executed to finance the Wyeth acquisition; and

•	the timing of receipts and payments in the ordinary course of business.

In 2010, the cash flow line item called Changes in assets and liabilities, net of acquisitions and divestitures reflects the $10.5 billion of tax payments described above.

Investing Activities

During the first quarter of 2010, net cash provided by investing activities was $9.4 billion, compared to net cash used of $13.6 billion in the same period in 2009. The change in investing cash flows was primarily attributable to:

•
net proceeds from redemption and sales of investments of $9.5 billion in the first quarter of 2010, which were used for tax payments in the first quarter of 2010, compared to net purchases of investments of $13.6 billion in the first quarter of 2009 primarily reflecting the investment of proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009.

Financing Activities

During the first quarter of 2010, net cash used in financing activities was $3.2 billion, compared to net cash provided of $9.6 billion in the same period in 2009. The change in financing cash flows was primarily attributable to:

•
net repayments of borrowings of $1.8 billion in the first quarter of 2010 compared to net borrowings of $11.8 billion in the first quarter of 2009 primarily reflecting the proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009, partially offset by:

•	lower dividend payments in the first quarter of 2010 compared to the first quarter of 2009.

On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan, to be funded by operating cash flows that may be utilized from time to time. In total, under the 2005 Stock Purchase Plan, through April 4, 2010, we purchased approximately 710 million shares for approximately $18.0 billion. We did not purchase any shares of our common stock in the first quarter of 2010 or the first quarter of 2009. On May 4, 2010, we announced that we will purchase shares of our common stock as market conditions warrant.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 4, 2010, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In April 2010, our Board of Directors declared a dividend of $0.18 per share, payable June 1, 2010 to shareholders of record at the close of business on May 7, 2010.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 2. Adoption of New Accounting Policies.

Recently Issued Accounting Standards, Not Adopted as of April 4, 2010

In October 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update that addresses the accounting for multiple-deliverable arrangements to enable companies to account for certain products or services separately rather than as a combined unit.  This update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting through the use of a selling price hierarchy to determine the selling price of a deliverable.  The provisions of the new standard will be adopted January 1, 2011, and we are in the process of evaluating the impact on our consolidated financial statements.

OUR FINANCIAL GUIDANCE FOR 2010

At average April 2010 exchange rates, we forecast 2010 revenues of $67.0 billion to $69.0 billion, Reported diluted earnings per common share (EPS) of $0.95 to $1.10 and Adjusted diluted EPS of $2.10 to $2.20. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2010 Adjusted income and Adjusted diluted EPS guidance to 2010 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance follows:
Full-Year 2010 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$17.0-$17.8	~$2.10-$2.20
Purchase accounting impacts of transactions completed as of April 4, 2010	(6.4)	(0.79)
Acquisition-related costs	(2.5-2.9)	(0.31-0.36)
Reported Net income attributable to Pfizer Inc./diluted EPS guidance	~$7.7-$8.9	~$0.95-$1.10
(a)
Amounts do not assume the completion of any business-development transactions not completed as of April 4, 2010. Amounts exclude the potential effects of the resolution of litigation-related matters not substantially resolved as of April 4, 2010.

(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

Our 2010 financial guidance is subject to a number of factors and uncertainties—as described in the “U.S. Healthcare Legislation”, “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment, Strategy and Responses to Key Opportunities and Challenges” section of our 2009 Financial Report, which is filed as Exhibit 13 to our 2009 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K.

OUR FINANCIAL TARGETS FOR 2012

We have updated our target revenue range for 2012 to reflect the anticipated financial impact of the recently enacted U.S. Healthcare Legislation (see the “U.S. Healthcare Legislation” section of this MD&A). In comparison to the target revenue range provided on February 3, 2010, the updated target range has been reduced by $800 million. We are reaffirming all other elements of our 2012 targets. At average April 2010 exchange rates, we are targeting 2012 revenues of $65.2 billion to $67.7 billion, Reported diluted EPS between $1.58 and $1.73 and Adjusted diluted EPS between $2.25 and $2.35. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2012 Adjusted income and Adjusted diluted EPS targets to 2012 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders targets follows:
Full-Year 2012 Targets
($ billions, except per share amounts)	Net Income (a)	Diluted EPS (a)
Adjusted income/diluted EPS(b) targets	~$18.3-$19.1	~$2.25-$2.35
Purchase accounting impacts of transactions completed as of April 4, 2010	(3.8)	(0.47)
Acquisition-related costs	(1.2-1.6)	(0.15-0.20)
Reported Net income attributable to Pfizer Inc./diluted EPS targets	~$12.9-$14.1	~$1.58-$1.73
(a)
Amounts exclude the potential effects of the resolution of litigation-related matters not substantially resolved as of April 4, 2010.  Given the longer-term nature of these targets, they are subject to greater variability as a result of potential material impacts related to foreign exchange fluctuations; macroeconomic activity, including inflation; and industry-specific challenges, including changes to government healthcare policy, among others.

(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

Our 2012 financial targets are subject to a number of factors and uncertainties—as described in the “U.S. Healthcare Legislation”, “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment, Strategy and Responses to Key Opportunities and Challenges” section of our 2009 Financial Report, which is filed as Exhibit 13 to our 2009 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results, including, in particular, the financial guidance and targets and anticipated cost reductions set forth in the “Our Financial Guidance for 2010,” “Our Financial Targets for 2012” and “Costs and Expenses––Cost-Reduction Initiatives and Acquisition-Related Costs” sections of this MD&A.

Among the factors that could cause actual results to differ materially from past and projected future results are the following:

•	Success of research and development activities;

•
Decisions by regulatory authorities regarding whether and when to approve our drug applications, as well as their decisions regarding labeling, ingredients and other matters that could affect the availability or commercial potential of our products;

•	Speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

•	Success of external business-development activities;

•
Competitive developments, including the impact on our competitive position of new product entrants, in-line branded products, generic products, private label products and product candidates that treat diseases and conditions similar to those treated by our in-line products and product candidates;

•	Ability to meet generic and branded competition after the loss of patent protection for our products and competitor products;

•	Ability to successfully market both new and existing products domestically and internationally;

•	Difficulties or delays in manufacturing;

•	Trade buying patterns;

•	Impact of existing and future legislation and regulatory provisions on product exclusivity;

•	Trends toward managed care and healthcare cost containment;

•	Impact of U.S. Healthcare Legislation enacted in 2010––the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act;

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

•
Uncertainties related to general economic, political, business, industry, regulatory and market conditions, including, without limitation, uncertainties related to the impact on us, our lenders, our customers, our suppliers and counterparties to our foreign-exchange and interest-rate agreements of weak global economic conditions and recent and possible future changes in global financial markets;

•	Any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas;

•	Growth in costs and expenses;

•	Changes in our product, segment and geographic mix; and

•
Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including our ability to realize the projected benefits of our acquisition of Wyeth and of our cost-reduction initiatives.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the SEC.

Our 2009 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

This report includes discussion of certain clinical studies relating to various in-line products and/or product candidates. These studies typically are part of a larger body of clinical data relating to such products or product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an in-line product, regulatory authorities may not share our views and may require additional data or may deny approval altogether.

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

We record accruals for income tax contingencies to the extent that we conclude that a tax position is not sustainable under a “more likely than not” standard and we record our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction when we conclude that the potential recovery is more likely than not. We record accruals for all other contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable, and we record anticipated recoveries under existing insurance contracts when assured of recovery. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, we accrue that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our assessments are based on estimates and assumptions that have been deemed reasonable by management. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2009 Financial Report, which is filed as exhibit 13 to our 2009 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2009 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our 2009 Financial Report. Unless otherwise indicated, all proceedings discussed in our 2009 Financial Report remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Lyrica (pregabalin)

In March 2010, Mylan Pharmaceuticals Inc. (Mylan), the U.S. agent for Alphapharm Pty. Ltd. (Alphapharm), notified us that it had filed an abbreviated new drug application with the FDA seeking approval for Alphapharm to market a generic version of Lyrica and asserting the invalidity and non-infringement of the Lyrica basic patent, which expires in 2018. In March 2010, we filed suit against Mylan and Alphapharm in the U.S. District Court for the District of Delaware asserting the validity and infringement of the basic patent.

Viagra (sildenafil)

In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva), which had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Viagra. Teva asserts the invalidity and non-infringement of the Viagra use patent, which expires in 2019, but is not challenging the basic patent, which expires in 2012.

Protonix (pantoprazole sodium)

Wyeth has an exclusive license to market Protonix in the U.S. from Nycomed GmbH (Nycomed), which owns the patents relating to Protonix. The basic patent (including the six-month pediatric exclusivity period) for Protonix expires in January 2011.

As previously reported, Teva and Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun) launched generic versions of Protonix tablets at risk in December 2007 and January 2008, respectively. Wyeth and Nycomed then filed amended complaints in their pending patent-infringement action against Teva and Sun in the U.S. District Court for the District of New Jersey seeking compensation for damages resulting from the at-risk launches. In April 2010, the jury upheld the validity of the basic patent for Protonix. Judgment in the case will be entered after the judge rules on certain legal questions. If the judge’s opinion is consistent with the jury verdict, Wyeth intends to seek an injunction against the continuing sale by Teva and Sun of their generic versions of Protonix and also to seek compensation for damages from Teva and Sun resulting from their at-risk launches. Teva and Sun will have the right to appeal the decision of the District Court.

ReFacto and Xyntha

As previously reported, in February 2008, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed suit against Wyeth and a subsidiary of Wyeth in the U.S. District Court for the Eastern District of Texas alleging that Wyeth’s ReFacto and Xyntha products infringe two Novartis patents.  In May 2008, a subsidiary of Wyeth filed suit against Novartis in the U.S. District Court for the District of Delaware seeking a declaration that those Novartis patents are invalid. In February 2010, the District of Delaware declined to invalidate the two Novartis patents. In March 2010, the Wyeth subsidiary appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

Rapamune (sirolimus)

In March 2010, Watson Laboratories, Inc. (Watson) and Ranbaxy Laboratories Limited (Ranbaxy) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Rapamune. Watson and Ranbaxy assert the invalidity and non-infringement of a method-of-use patent which (including the six-month pediatric exclusivity period) expires in 2014 and a solid-dosage formulation patent which (including the six-month pediatric exclusivity period) expires in 2018. In April 2010, we filed actions against Watson and Ranbaxy in the U.S. District Court for the District of Delaware and against Watson in the U.S. District Court for the Southern District of Florida asserting the infringement of the method-of-use patent.

Sutent (sunitinib malate)

In May 2010, Mylan notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent basic patent, which expires in 2021, and two other patents, which expire in 2020 and 2021.

Product Litigation

Viagra

As previously reported, a number of lawsuits, including purported class actions, have been filed against us in various federal and state courts alleging that Viagra causes certain types of visual injuries. In January 2006, the federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Viagra Products Liability Litigation MDL-1724) in the U.S. District Court for the District of Minnesota (the MDL).

In March 2010, we and the representatives of the MDL Plaintiffs’ Steering Committee entered into a master settlement agreement providing for the settlement and dismissal of all pending cases, whether in the MDL or elsewhere, and all pending claims asserting visual injuries allegedly caused by Viagra. The master settlement agreement provides for the payment by us of an amount that is not material to Pfizer following our receipt by June 17, 2010 of a release and stipulation of dismissal from all of the claimants, with provision at our election for a specified reduction in the settlement amount in respect of any claimant who does not timely provide the release and stipulation.

Celebrex

As previously reported, in 2003, several class action complaints were filed in the U.S. District Court for the District of New Jersey against Pharmacia, Pfizer and certain former officers of Pharmacia. The complaints allege that the defendants violated federal securities laws by misrepresenting the data from a study concerning the gastrointestinal effects of Celebrex. These cases were consolidated for pre-trial proceedings in the District of New Jersey (Alaska Electrical Pension Fund et al. v. Pharmacia Corporation et al.).  In October 2007, the court granted defendants’ motion for summary judgment and dismissed the plaintiffs’ claims. In January 2009, the U.S. Court of Appeals for the Third Circuit vacated the District Court’s grant of summary judgment in favor of defendants and remanded the case to the District Court for further proceedings. In June 2009, the District Court stayed proceedings in the case pending a determination by the U.S. Supreme Court with regard to defendants’ petition for certiorari seeking reversal of the Third Circuit’s decision. On May 3, 2010, the U.S. Supreme Court denied the defendants’ petition for certiorari, and the case will be remanded to the District Court for further proceedings.

Thimerosal

As previously reported, Wyeth is a defendant in a number of suits by or on behalf of vaccine recipients alleging that exposure through vaccines to cumulative doses of thimerosal, a preservative used in certain childhood vaccines formerly manufactured and distributed by Wyeth and other vaccine manufacturers, caused severe neurological damage and/or autism in children. The National Childhood Vaccine Injury Act (the Vaccine Act) requires that plaintiffs alleging injury from childhood vaccines first bring a claim under the Vaccine Act in the U.S. Court of Federal Claims.

In July 2002, the Office of Special Masters of the U.S. Court of Federal Claims established the Omnibus Autism Proceeding with jurisdiction over petitions in which vaccine recipients claim to suffer from autism or autism spectrum disorder as a result of receiving thimerosal-containing childhood vaccines and/or the measles, mumps and rubella (MMR) vaccine.  There currently are several thousand petitions pending in the Omnibus Autism Proceeding.  Special masters of the  court have heard six test cases on petitioners’ theories that either thimerosal-containing vaccines in combination with the MMR vaccine or thimerosal-containing vaccines alone can cause autism or autism spectrum disorder.

●
In February 2009,  special masters of the U.S. Court of Federal Claims rejected the three cases brought on the theory that a combination of MMR and thimerosal-containing vaccines caused petitioners’ conditions. After these rulings were affirmed by the U.S. Court of Federal Claims, two of them were appealed by petitioners to the U.S. Court of Appeals for the Federal Circuit. In May 2010, the Federal Circuit affirmed the decision of the special master in one of these cases.

●
In March 2010, special masters of the U.S. Court of Federal Claims rejected the three additional test cases brought on the theory that thimerosal-containing vaccines alone caused petitioners’ conditions. Petitioners did not seek review by the U.S. Court of Federal Claims of the decisions of the special masters in these latter three test cases, and judgments were entered dismissing the cases on April 14, 2010. Petitioners in each of these latter three test cases have filed an election to bring civil action.

Various Drugs

In May 2010, a purported class action was filed in the U.S. District Court for the Southern District of New York against Pfizer and several of our current and former officers. The complaint alleges that the defendants violated federal securities laws by failing to disclose that Pfizer was engaged in off-label marketing of certain drugs. Plaintiffs seek damages in an unspecified amount.

Commercial and Other Matters

Acquisition of Wyeth

As previously reported, in August 2009, a number of retail pharmacies in California brought an action against Pfizer and Wyeth in the U.S. District Court for the Northern District of California alleging, among other things, that our acquisition of Wyeth violates various federal antitrust laws by creating a monopoly in the manufacture, distribution and sale of prescription drugs in the U.S. In April 2010, the court granted our motion to dismiss the second amended complaint, and plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

Tax Matters

The United States is one of our major tax jurisdictions. We currently are appealing two issues related to the Internal Revenue Service’s (IRS) audits of the Pfizer Inc. tax returns for the years 2002 through 2005. The 2006, 2007 and 2008 tax years currently are under audit. The 2009 and 2010 tax years are not yet under audit. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations. With respect to Pharmacia, the IRS currently is conducting an audit for the year 2003 through the date of merger with Pfizer (April 16, 2003). With respect to Wyeth, the years 2002 through 2005 currently are under IRS audit, and tax years 2006 through the Wyeth acquisition date (October 15, 2009) have not been audited yet. In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2009), Japan (2006-2009), Europe (1997-2009, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany) and Puerto Rico (2003-2009). Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes to our uncertain tax positions. If our estimates and assumptions are not representative of actual outcomes, any change could have a significant impact.

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

In the first quarter of 2010, we recognized $410 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2009 Annual Report on Form 10-K, except as discussed in the “U.S. Healthcare Legislation” section of Part I, Item 2, of this Form 10-Q, which section is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the fiscal first quarter of 2010:

Issuer’s Purchases of Equity Securities(a)
Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2010, through January 31, 2010	37,948	$19.02	––	$5,033,723,295
February 1, 2010, through February 28, 2010	3,671,867	$18.28	––	$5,033,723,295
March 1, 2009, through April 4, 2010	217,474	$17.86	––	$5,033,723,295
Total	3,927,289	$18.26	––
(a)
On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan to be utilized from time to time. In the first quarter of 2010, we did not purchase any shares of our common stock. On May 4, 2010, the Company announced that it will purchase its shares as market conditions warrant.

(b)
These columns reflect the following transactions during the fiscal first quarter of 2010: (i) the surrender to Pfizer of 3,817,679 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, (ii) the surrender to Pfizer of 63,759 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees, and (iii) the open-market purchase by the trustee of 45,851 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

1) Exhibit 3	-	Our By-laws, as amended April 22, 2010
2) Exhibit 10.1	-	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended
3) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges
4) Exhibit 15	-	Accountants’ Acknowledgement
5) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
6) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
7) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
8) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
9) Exhibit 101:
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

Pfizer Inc.
(Registrant)

Dated: May 13, 2010	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)