Form 10-Q
period 2010-07-04
PFIZER INC
filed 2010-08-12
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 1-3619

____

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

YES ☐                   NO ☒

At August 9, 2010, 8,038,278,387 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
July 4, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Revenues	$17,327	$10,984	$34,077	$21,851

Costs and expenses:
Cost of sales(a)	3,795	1,756	8,101	3,164
Selling, informational and administrative expenses(a)	4,807	3,350	9,243	6,226
Research and development expenses(a)	2,187	1,695	4,413	3,400
Amortization of intangible assets	1,407	583	2,816	1,161
Acquisition-related in-process research and development charges	––	20	74	20
Restructuring charges and certain acquisition-related costs	886	459	1,592	1,013
Other deductions––net	271	72	685	15

Income from continuing operations before provision for taxes on income	3,974	3,049	7,153	6,852

Provision for taxes on income	1,488	786	2,634	1,860

Income from continuing operations	2,486	2,263	4,519	4,992

Discontinued operations––net of tax	(1)	3	1	4

Net income before allocation to noncontrolling interests	2,485	2,266	4,520	4,996

Less: Net income attributable to noncontrolling interests	10	5	19	6

Net income attributable to Pfizer Inc.	$2,475	$2,261	$4,501	$4,990

Earnings per share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.34	$0.56	$0.74
Discontinued operations––net of tax	––	––	––	—
Net income attributable to Pfizer Inc. common shareholders	$0.31	$0.34	$0.56	$0.74

Earnings per share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.34	$0.56	$0.74
Discontinued operations––net of tax	––	––	––	—
Net income attributable to Pfizer Inc. common shareholders	$0.31	$0.34	$0.56	$0.74

Weighted-average shares used to calculate earnings per common share:
Basic	8,046	6,728	8,053	6,726
Diluted	8,072	6,752	8,085	6,752

Cash dividends paid per common share	$0.18	$0.16	$0.36	$0.48
(a)	Exclusive of amortization of intangible assets, except as disclosed inNote 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(millions of dollars)	July 4, 2010*	Dec. 31, 2009**
Assets
Cash and cash equivalents	$1,877	$1,978
Short-term investments	17,391	23,991
Accounts receivable, less allowance for doubtful accounts	14,012	14,645
Short-term loans	515	1,195
Inventories	9,511	12,403
Current deferred tax assets and other current assets	7,113	6,962
Assets held for sale	682	496
Total current assets	51,101	61,670
Long-term investments and loans	10,524	13,122
Property, plant and equipment, less accumulated depreciation	20,041	22,780
Goodwill	43,142	42,376
Identifiable intangible assets, less accumulated amortization	62,231	68,015
Noncurrent deferred tax assets and other noncurrent assets	4,032	4,986
Total assets	$191,071	$212,949

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$5,509	$5,469
Accounts payable	3,078	4,370
Dividends payable	1,450	1,454
Income taxes payable	727	10,107
Accrued compensation and related items	1,789	2,242
Current deferred tax liabilities and other current liabilities	12,128	13,583
Total current liabilities	24,681	37,225

Long-term debt	37,765	43,193
Pension benefit obligations	5,969	6,392
Postretirement benefit obligations	3,246	3,243
Noncurrent deferred tax liabilities	17,344	17,839
Other taxes payable	9,538	9,000
Other noncurrent liabilities	5,650	5,611
Total liabilities	104,193	122,503

Preferred stock	56	61
Common stock	443	443
Additional paid-in capital	70,568	70,497
Employee benefit trusts	(25)	(333)
Treasury stock	(22,206)	(21,632)
Retained earnings	42,010	40,426
Accumulated other comprehensive (loss)/income	(4,407)	552
Total Pfizer Inc. shareholders’ equity	86,439	90,014
Equity attributable to noncontrolling interests	439	432
Total shareholders’ equity	86,878	90,446
Total liabilities and shareholders’ equity	$191,071	$212,949
*	Unaudited.
**	Condensed from audited financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009

Operating Activities:
Net income before allocation to noncontrolling interests	$4,520	$4,996
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash (used in)/provided by operating activities:
Depreciation and amortization	4,264	2,014
Share-based compensation expense	243	169
Asset write-offs and impairment charges	833	270
Acquisition-related in-process research and development charges	74	20
Deferred taxes from continuing operations	1,610	731
Other non-cash adjustments	(92)	(292)
Changes in assets and liabilities, net of acquisitions and divestitures	(12,939)	(247)

Net cash (used in)/provided by operating activities	(1,487)	7,661

Investing Activities:
Purchases of property, plant and equipment	(678)	(522)
Purchases of short-term investments	(3,531)	(38,900)
Proceeds from redemptions and sales of short-term investments	11,048	14,251
Purchases of long-term investments	(1,481)	(5,266)
Proceeds from redemptions and sales of long-term investments	3,156	3,484
Other investing activities	519	346

Net cash provided by/(used in) investing activities	9,033	(26,607)

Financing Activities:
Increase in short-term borrowings	3,169	21,754
Principal payments on short-term borrowings	(7,321)	(22,493)
Proceeds from issuances of long-term debt	––	23,996
Principal payments on long-term debt	(2)	(908)
Purchases of common stock	(500)	––
Cash dividends paid	(2,995)	(3,200)
Other financing activities	77	(106)

Net cash (used in)/provided by financing activities	(7,572)	19,043
Effect of exchange-rate changes on cash and cash equivalents	(75)	25
Net (decrease)/increase in cash and cash equivalents	(101)	122
Cash and cash equivalents at beginning of period	1,978	2,122

Cash and cash equivalents at end of period	$1,877	$2,244

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$11,311	$1,109
Interest	1,342	299

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 30, 2010, and May 24, 2009.

On October 15, 2009, we completed our acquisition of Wyeth and, commencing from the acquisition date, our financial statements include the assets, liabilities, operating results and cash flows of Wyeth. As a result, legacy Wyeth operations are reflected in our results of operations for the second-quarter and six-month 2010 periods, but not for the second-quarter and six-month 2009 periods. Also, legacy Wyeth cash flows are reflected for the six-month period in 2010, but not for the six-month period in 2009.

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

Note 2. Adoption of New Accounting Policies

The provisions of the following new accounting standards were adopted as of January 1, 2010 and did not have a significant impact on our consolidated financial statements:

●	An amendment to the recognition and measurement guidance for the transfers of financial assets.

●	An amendment to the guidelines for determining the primary beneficiary in a variable interest entity.

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

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in the first six months of 2010 to the amounts initially recorded in 2009 (measurement period adjustments). The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than one year from the acquisition date.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(millions of dollars)	Amounts Recognized as of Acquisition Date(a)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)

Working capital, excluding inventories	$16,342	$73	$16,415
Inventories	8,388	(172)	8,216
Property, plant and equipment	10,054	(198)	9,856
Identifiable intangible assets, excluding in-process research and development(b)	37,595	(517)	37,078
In-process research and development(b)	14,918	(875)	14,043
Other noncurrent assets	2,394	––	2,394
Long-term debt	(11,187)	––	(11,187)
Benefit obligations	(3,211)	36	(3,175)
Net tax accounts(c)	(24,773)	(105)	(24,878)
Other noncurrent liabilities	(1,908)	(75)	(1,983)
Total identifiable net assets	48,612	(1,833)	46,779
Goodwill(d)	19,954	1,833	21,787
Net assets acquired	68,566	––	68,566
Less: Amounts attributable to noncontrolling interests	(330)	––	(330)
Total consideration transferred	$68,236	$––	$68,236
(a)	As previously reported in Pfizer’s 2009 Annual Report on Form 10-K.
(b)
The measurement period adjustments for Identifiable intangible assets primarily consist of adjustments recorded to reflect changes in the estimated fair value of certain acquired intangibles, principally in-process research and development assets. These adjustments were made largely to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

(c)
The measurement period adjustments for Net tax accounts primarily reflect the tax impact of the pre-tax measurement period adjustments offset by adjustments to uncertain tax positions following receipt of additional information from taxing authorities about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

(d)
Goodwill recognized as of the acquisition date (as adjusted) totaled $18,670 million for our Biopharmaceutical segment and $3,117 million for our Diversified segment. These amounts are not yet finalized and are subject to change.

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

●	Amounts for intangibles and inventory, pending finalization of valuation efforts.

●	Amounts for legal contingencies, pending the finalization of our examination and evaluation of the portfolio of filed cases.

●
Amounts for income tax assets, receivables and liabilities pending the filing of Wyeth pre-acquisition tax returns, including all required disclosures and documentation, as well as the receipt of information from taxing authorities, which may change certain estimates and assumptions used.

●	The allocation of goodwill among reporting units.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We incurred the following costs in connection with all of our cost-reduction initiatives and the acquisition of Wyeth:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Transaction costs(a)	$4	$184	$13	$553
Integration costs(b)	211	101	419	129
Restructuring charges(c)	671	174	1,160	331
Restructuring charges and certain acquisition-related costs	886	459	1,592	1,013
Additional depreciation––asset restructuring(d)	215	61	308	151
Implementation costs(e)	––	95	––	179
Total	$1,101	$615	$1,900	$1,343
(a)
Transaction costs represent external costs directly related to our acquisition of Wyeth and primarily include expenditures for banking, legal, accounting and other similar services. Substantially all of the costs incurred in the second quarter and first six months of 2009 were fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009 to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes in the first half of 2009.

(b)	Integration costs represent external, incremental costs directly related to integrating Wyeth and primarily include expenditures for consulting and systems integration.

(c)	Restructuring charges include the following:
	Costs Incurred
	Three Months Ended		Six Months Ended			Activity	Accrual
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	2005-2010	Through July 4, 2010(1)	As of July 4, 2010(2)

Employee termination costs	$118	$29	$576	$164	$8,297	$6,000	$2,297
Asset impairments	497	73	503	91	1,955	1,955	––
Other	56	72	81	76	791	657	134
Total restructuring charges	$671	$174	$1,160	$331	$11,043	$8,612	$2,431
(1)	Includes adjustments for foreign currency translation.
(2)	Included in Current deferred tax liabilities and other current liabilities ($1.6 billion) and Other noncurrent liabilities ($831 million).

Restructuring charges in 2010 are related to the integration of Wyeth. From the beginning of our cost-reduction initiatives in 2005 through July 4, 2010, Employee termination costs represent the expected reduction of the workforce by approximately 47,400 employees, mainly in manufacturing, sales and research, of which approximately 29,100 employees have been terminated as of July 4, 2010. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

(d)
Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions and are included in our condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Cost of sales	$113	$32	$126	$95
Selling, informational and administrative expenses	102	8	162	14
Research and development expenses	––	21	20	42
Total	$215	$61	$308	$151

(e)
Implementation costs in the three months and six months ended June 28, 2009 represent external, incremental costs directly related to implementing cost-reduction initiatives prior to our acquisition of Wyeth, and primarily include expenditures related to system and process standardization and the expansion of shared services. For the three months ended June 28, 2009, implementation costs are included in Cost of sales ($13 million), Selling, informational and administrative expenses ($77 million), Research and development expenses ($11 million) and Other deductions––net ($6 million income). For the six months ended June 28, 2009, implementation costs are included in Cost of sales ($26 million), Selling, informational and administrative expenses ($117 million), Research and development expenses ($31 million) and Other deductions––net ($5 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Taxes on Income

Our effective tax rate for continuing operations was 37.4% for the second quarter of 2010, compared to 25.8% for the second quarter of 2009, and 36.8% for the first six months of 2010, compared to 27.1% for the first six months of 2009. The higher tax rates in the second quarter and first six months of 2010 are primarily the result of:

●	higher charges, incurred as a result of our acquisition of Wyeth, and the mix of jurisdictions in which those charges were incurred, and

●	the expiration of the U.S. research and development tax credit.

The effective tax rate for the first six months of 2010 was additionally impacted by the write-off of the deferred tax asset of approximately $270 million related to the Medicare Part D subsidy for retiree prescription drug coverage, resulting from changes in the U.S. healthcare legislation enacted in March 2010 concerning the tax treatment of that subsidy effective for tax years beginning after December 31, 2012, partially offset by $410 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

Note 6. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) follow:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income before allocation to noncontrolling interests	$2,485	$2,266	$4,520	$4,996
Other comprehensive income/(loss):
Currency translation adjustment and other	(2,144)	2,638	(4,891)	2,254
Net unrealized losses on derivative financial instruments	(375)	(144)	(241)	(167)
Net unrealized gains/(losses) on available-for-sale securities	(97)	81	(112)	226
Benefit plan adjustments	167	18	284	177
Total other comprehensive income/(loss)	(2,449)	2,593	(4,960)	2,490
Total comprehensive income/(loss) before allocation to noncontrolling interests	36	4,859	(440)	7,486
Less: Comprehensive income attributable to noncontrolling interests	27	12	18	14
Comprehensive income/(loss) attributable to Pfizer Inc.	$9	$4,847	$(458)	$7,472

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:
(millions of dollars)	July 4, 2010	Dec. 31, 2009
Selected financial assets measured at fair value on a recurring basis(a) :
Trading securities(b)	$162	$184
Available-for-sale debt securities(c)	24,110	32,338
Available-for-sale money market funds(d)	1,458	2,569
Available-for-sale equity securities, excluding money market funds(c)	183	281
Derivative financial instruments in receivable positions(e):
Foreign currency swaps	113	798
Interest rate swaps	534	276
Foreign currency forward-exchange contracts	404	502
Total	26,964	36,948
Other selected financial assets(f):
Short-term loans, carried at cost(g)	515	1,195
Held-to-maturity debt securities, carried at amortized cost(c)	1,351	812
Private equity securities, carried at cost or equity method(h)	830	811
Long-term loans, carried at cost(g)	925	784
Total	3,621	3,602
Total selected financial assets(i)	$30,585	$40,550
Financial liabilities measured at fair value on a recurring basis(a):
Derivative financial instruments in a liability position(j):
Foreign currency swaps	$1,555	$528
Foreign currency forward-exchange contracts	267	237
Interest rate swaps	4	25
Total	1,826	790
Other financial liabilities(k):
Short-term borrowings, carried at historical proceeds, as adjusted(f), (l)	5,509	5,469
Long-term debt, carried at historical proceeds, as adjusted(m), (n)	37,765	43,193
Total	43,274	48,662
Total selected financial liabilities	$45,100	$49,452
(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. Virtually all of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $83 million as of July 4, 2010 and $77 million as of December 31, 2009 of investments that use Level 1 inputs in the calculation of fair value. None of our financial assets and liabilities measured at fair value on a recurring basis are valued using Level 3 inputs as of July 4, 2010 or December 31, 2009.

(b)	Trading securities are held in trust for legacy business acquisition severance benefits.
(c)	Gross unrealized gains and losses are not significant.
(d)
Includes approximately $1.2 billion of money market funds held in escrow to secure certain of Wyeth’s payment obligations under its 1999 Nationwide Class Action Settlement Agreement, which relates to litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin (see Note 7G. Financial Instruments: Guarantee).

(e)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $193 million as of July 4, 2010; and foreign currency swaps with fair values of $106 million and foreign currency forward-exchange contracts with fair values of $100 million as of December 31, 2009.

(f)
The differences between the estimated fair values and carrying values of our financial assets and liabilities not measured at fair value on a recurring basis were not significant as of July 4, 2010 or December 31, 2009.

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

(j)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $230 million and foreign currency forward-exchange contracts with fair values of $79 million as of July 4, 2010; and foreign currency forward-exchange contracts with fair values of $122 million and foreign currency swaps with fair values of $3 million as of December 31, 2009.

(k)	The carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.
(l)	Includes foreign currency borrowings with fair values of $1.8 billion as of July 4, 2010 and $1.1 billion as of December 31, 2009, which are used as hedging instruments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(m)	Includes foreign currency debt with fair value of $820 million as of July 4, 2010 and $2.1 billion as of December 31, 2009, which is used as a hedging instrument.
(n)	The fair value of our long-term debt is $42.5 billion as of July 4, 2010 and $46.2 billion as of December 31, 2009.

We use a market approach to determine the fair value of our financial assets and liabilities and apply the following methods and assumptions:

●	Trading equity securities––quoted market prices.

●	Trading debt securities––observable market interest rates.

●	Available-for-sale debt securities––third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate yield curves.

●	Available-for-sale money market funds––observable Net Asset Value prices.

●	Available-for-sale equity securities, excluding money market funds––third-party pricing services that principally use a composite of observable prices.

●
Derivative financial instruments (assets and liabilities)––third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data. Where applicable, these models discount future cash flow amounts using market-based observable inputs including interest rate yield curves, foreign exchange rates, and forward and spot prices for currencies. The credit risk impact to our derivative financial instruments was not significant.

●	Held-to-maturity debt securities––third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate yield curves.

●
Short-term and long-term loans––third-party model that discounts future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

●
Private equity securities––application of the implied volatility associated with an observable biotech index to the carrying amount of our portfolio and, to a lesser extent, performance multiples of comparable securities adjusted for company-specific information.

●	Short-term borrowings and long-term debt––third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and our own credit rating.

In addition, we have long-term receivables where the determination of fair value uses discounted future cash flows, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These selected financial assets and liabilities are presented in the condensed consolidated balance sheets as follows:
(millions of dollars)	July 4, 2010	Dec. 31, 2009
Assets
Cash and cash equivalents	$1,104	$666
Short-term investments	17,391	23,991
Short-term loans	515	1,195
Long-term investments and loans	10,524	13,122
Current deferred tax assets and other current assets(a)	411	526
Noncurrent deferred tax assets and other noncurrent assets(b)	640	1,050
Total	$30,585	$40,550
Liabilities
Short-term borrowings, including current portion of long-term debt	$5,509	$5,469
Current deferred tax liabilities and other current liabilities(c)	318	369
Long-term debt	37,765	43,193
Other noncurrent liabilities(d)	1,508	421
Total	$45,100	$49,452
(a)
As of July 4, 2010, derivative instruments at fair value include foreign currency forward-exchange contracts ($404 million) and foreign currency swaps ($7 million) and as of December 31, 2009, include foreign currency forward-exchange contracts ($503 million) and foreign currency swaps ($23 million).

(b)
As of July 4, 2010, derivative instruments at fair value include interest rate swaps ($534 million) and foreign currency swaps ($106 million) and as of December 31, 2009, include foreign currency swaps ($774 million) and interest rate swaps ($276 million).

(c)
As of July 4, 2010, derivative instruments at fair value include foreign currency forward-exchange contracts ($267 million), foreign currency swaps ($47 million) and interest rate swaps ($4 million) and as of December 31, 2009, include foreign currency forward-exchange contracts ($237 million) and foreign currency swaps ($132 million).

(d)
As of July 4, 2010, derivative instruments at fair value include foreign currency swaps ($1.5 billion) and as of December 31, 2009, include foreign currency swaps ($396 million) and interest rate swaps ($25 million).

We regularly evaluate all of our financial assets for impairment. For investments in debt and equity securities, when a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded, and a new cost basis in the investment is established. For loans, an impairment charge is recorded if it is probable that we will not be able to collect all amounts due according to the loan agreement. There were no significant impairments of financial assets recognized in the first six months of 2010 or the year ended December 31, 2009.

B. Investments in Debt and Equity Securities

The contractual maturities of the available-for-sale and held-to-maturity debt securities as of July 4, 2010, follow:
	Years
(millions of dollars)	Within 1	Over 1 to 5	Total as of July 4, 2010
Available-for-sale debt securities:
Western European and other government debt	$10,874	$2,499	$13,373
Corporate debt(a)	1,320	1,629	2,949
Western European and other government agency debt	2,317	176	2,493
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	––	2,208	2,208
Supranational debt	1,368	150	1,518
Reverse repurchase agreements(b)	921	––	921
U.S. government Federal Deposit Insurance Corporation guaranteed debt	––	541	541
Certificates of deposit	56	––	56
Other asset-backed securities	28	23	51
Held-to-maturity debt securities:
Certificates of deposit and other	1,344	7	1,351
Total debt securities	$18,228	$7,233	$25,461
Trading securities			162
Available-for-sale money market funds(c)			1,458
Available-for-sale equity securities, excluding money market funds			183
Total			$27,264
(a)	Largely issued by above-investment-grade institutions in the financial services sector.
(b)	Very short-term agreements involving U.S. government securities.
(c)	Consisting of securities issued by the U.S. government and its agencies or instrumentalities and reverse repurchase agreements involving the same investments held.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Short-Term Borrowings
Short-term borrowings include amounts for commercial paper of $1.8 billion as of July 4, 2010 and $3.9 billion as of December 31, 2009.

D. Long-Term Debt
In March 2007, we filed a securities registration statement with the SEC. The registration statement was filed under the automatic shelf registration process available to “well-known seasoned issuers” and expired in March 2010. On March 24, 2009, in order to partially finance our acquisition of Wyeth, we issued $13.5 billion of senior unsecured notes under this registration statement. On June 3, 2009, also in order to partially finance our acquisition of Wyeth, we issued approximately $10.5 billion of senior unsecured notes in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (Securities Act of 1933). The notes issued on June 3, 2009 have not been and will not be registered under the Securities Act of 1933 and, subject to certain exceptions, may not be sold, offered or delivered within the U.S. to, or for the account or benefit of, U.S. persons.

E. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk—A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing expected same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $43.2 billion. The derivative financial instruments primarily hedge or offset exposures in euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flows relates to our $2.3 billion U.K. pound debt maturing in 2038.

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

We entered into derivative financial instruments to hedge or offset the fixed interest rates on the hedged item, matching the amount and timing of the hedged item. The aggregate notional amount of interest rate derivative financial instruments is $11.1 billion. The derivative financial instruments hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk is as follows:
	Gains/(Losses)
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Derivative Financial Instruments in Fair Value Hedge Relationships
Interest rate swaps
Recognized in OID(a)	$1	$(3)	$1	$(7)
Foreign currency swaps
Recognized in OID(a)	1	1	––	––
Derivative Financial Instruments in Cash Flow Hedge Relationships
U.S. Treasury interest rate locks
Recognized in OID(a)	$––	$––	$––	$(11)
Recognized in OCI(a), (b)	––	––	––	(15)
Reclassified from OCI to OID(a), (b)	––	––	––	––
Foreign currency swaps
Recognized in OID(a)	––	––	––	––
Recognized in OCI(a), (b)	(1,219)	(66)	(1,657)	(85)
Reclassified from OCI to OID(a), (b)	(627)	155	(1,255)	155
Foreign currency forward exchange contracts
Recognized in OID(a)	––	––	––	––
Recognized in OCI(a), (b)	(1)	5	(1)	8
Reclassified from OCI to OID(a), (b)	1	4	2	14
Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps
Recognized in OID(a)	$(1)	$––	$(1)	$(1)
Recognized in OCI(a), (b)	(50)	(15)	(40)	38
Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps
Recognized in OID(a)	$(4)	$18	$––	$13
Foreign currency forward-exchange contracts
Recognized in OID(a)	(473)	(185)	(1,363)	(441)
Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings
Recognized in OID(a)	$––	$––	$––	$––
Recognized in OCI(a), (b)	(130)	(23)	(99)	88
Foreign currency long-term debt
Recognized in OID(a)	––	––	––	––
Recognized in OCI(a), (b)	(51)	(46)	(34)	111
(a)	OID = Other (income)/deductions––net. OCI = Other comprehensive income/(expense), included in the balance sheet account Accumulated other comprehensive (loss)/income.
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

For information about the fair value of our derivative financial instruments, and the impact on our Condensed Consolidated Balance Sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $860 million, for which we have posted collateral of $869 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on July 4, 2010, we would have been required to post an additional $54 million of collateral to our counterparties. The collateral advanced receivables are reported in Short-term loans.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

F. Credit Risk
On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of July 4, 2010, we had $1.7 billion due from a well-diversified, highly rated group (S&P ratings of primarily A+ or better) of bank counterparties around the world. See Note 7B. Financial Instruments: Investment in Debt and Equity Securities for a distribution of our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of July 4, 2010, we received cash collateral of $98 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. The collateral received obligations are reported in Short-term borrowings, including current portion of long-term debt.

G. Guarantee
On April 15, 2010, Wyeth LLC (Wyeth), a wholly owned subsidiary of Pfizer Inc. (Pfizer), entered into the Tenth Amendment (Tenth Amendment) to the 1999 Diet Drug Nationwide Settlement Agreement (Settlement Agreement) related to the litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin. Pursuant to the Tenth Amendment, Pfizer entered into an agreement to guarantee Wyeth's obligation to make certain payments under the Settlement Agreement up to a maximum amount of $1.5 billion (Guarantee). The Guarantee will remain in effect until the termination of Wyeth's long-term obligation to make such payments.  The Guarantee became a legal, valid and binding obligation of Pfizer on July 12, 2010, ten days after the approval of the Tenth Amendment by the United States District Court for the Eastern District of Pennsylvania.

Note 8. Inventories

The components of inventories follow:
(millions of dollars)	July 4, 2010	Dec. 31, 2009

Finished goods	$4,230	$5,249
Work-in-process	4,083	5,776
Raw materials and supplies	1,198	1,378
Total inventories(a)	$9,511	$12,403
(a)
The decrease in total inventories is primarily due to the inventory sold during the first six months of 2010 that was acquired from Wyeth and had been recorded at fair value, as well as operational reductions and the impact of foreign exchange. Certain amounts of inventories are in excess of one year’s supply.  These excess amounts are primarily attributable to biologics inventory acquired from Wyeth and recorded at fair value and the quantities are generally consistent with the normal operating cycle of such inventory. There are no recoverability issues associated with these quantities.

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill for the six months ended July 4, 2010, follow:
(millions of dollars)	Biopharmaceutical	Diversified	Other	(a)	Total

Balance, December 31, 2009	$22,165	$173	$20,038		$42,376
Additions	––	19	1,833	(b)	1,852
Other(c)	(752)	(7)	(327)		(1,086)
Allocation of Other goodwill(a)	18,435	3,109	(21,544)		––
Balance, July 4, 2010	$39,848	$3,294	$––		$43,142
(a)
The Other goodwill relates to our acquisition of Wyeth and is subject to change until we complete the recording of the assets acquired and liabilities assumed from Wyeth (see Note 3. Acquisition of Wyeth). In the second quarter of 2010 the Wyeth goodwill was allocated among the Biopharmaceutical and Diversified segments. This allocation has not yet been finalized and is subject to change, which could be significant. We will finalize the allocation as we obtain the information necessary to complete the analyses, but no later than one year from the acquisition date.

(b)	Reflects the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth).
(c)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Biopharmaceutical segment, follow:
	July 4, 2010			December 31, 2009
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$67,432	$(23,393)	$44,039	$68,870	$(21,223)	$47,647
Brands	1,620	(590)	1,030	1,637	(535)	1,102
License agreements	632	(190)	442	622	(119)	503
Trademarks	107	(70)	37	113	(73)	40
Other	424	(234)	190	488	(231)	257
Total amortized finite-lived intangible assets	70,215	(24,477)	45,738	71,730	(22,181)	49,549
Indefinite-lived intangible assets:
Brands	12,380	––	12,380	12,562	––	12,562
In-process research and development(a)	4,044	––	4,044	5,834	––	5,834
Trademarks	69	––	69	70	––	70
Total indefinite-lived intangible assets	16,493	––	16,493	18,466	––	18,466
Total identifiable intangible assets(b)	$86,708	$(24,477)	$62,231	$90,196	$(22,181)	$68,015
(a)
Decrease is related to the impact of measurement period adjustments in the first six months of 2010 (see Note 3. Acquisition of Wyeth) and impairments recorded in the second quarter of 2010 related to IPR&D assets that we acquired as part of our acquisition of Wyeth. As a result of our review of the projects, based on developments in the second quarter of 2010, we recorded an impairment charge of $200 million ($125 million after-tax) in Other deductions––net.

(b)	Decrease is primarily related to amortization of finite-lived intangible assets, the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth), and the impact of foreign exchange.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.5 billion for the second quarter of 2010, $615 million for the second quarter of 2009, $2.9 billion for the first six months of 2010 and $1.2 billion for the first six months of 2009.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:
	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
For the Three Months Ended:
Service cost	$89	$52	$7	$5	$57	$42	$21	$7
Interest cost	188	116	21	12	105	77	54	31
Expected return on plan assets	(200)	(116)	—	—	(107)	(86)	(8)	(7)
Amortization of:
Actuarial losses	38	53	8	8	16	6	—	5
Prior service costs/(credits)	1	—	—	—	(1)	(1)	(5)	(1)
Curtailments and settlements––net	(36)	30	(8)	6	(6)	(1)	(2)	—
Special termination benefits	36	6	62	—	2	1	6	3
Net periodic benefit costs	$116	$141	$90	$31	$66	$38	$66	$38
For the Six Months Ended:
Service cost	$183	$111	$15	$10	$117	$87	$43	$15
Interest cost	379	235	40	25	216	155	108	61
Expected return on plan assets	(402)	(234)	—	—	(219)	(172)	(16)	(13)
Amortization of:
Actuarial losses	76	110	15	16	33	12	—	9
Prior service costs/(credits)	1	1	(1)	(1)	(2)	(2)	(9)	(2)
Curtailments and settlements––net	(69)	54	(9)	13	(5)	1	(2)	5
Special termination benefits	50	19	152	—	3	2	12	15
Net periodic benefit costs	$218	$296	$212	$63	$143	$83	$136	$90

The decrease in net periodic benefit costs in the first six months of 2010 compared to the first six months of 2009 for our U.S. qualified pension plans was primarily driven by curtailment gains associated with Wyeth-related restructuring initiatives.  The acquisition of Wyeth contributed to the increase in certain components of net periodic benefit costs, such as service cost and interest cost, offset by related expected return on plan assets.

The increase in net periodic benefit costs in the first six months of 2010 compared to the first six months of 2009 for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits recognized for certain executives as part of Wyeth-related restructuring initiatives.

The increase in net periodic benefit costs in the first six months of 2010 compared to the first six months of 2009 for our international pension plans was primarily driven by the decrease in the discount rate and other differences in actuarial assumptions.

For the first six months of 2010, we contributed from our general assets $193 million to our international pension plans, $167 million to our U.S. supplemental (non-qualified) pension plans and $115 million to our postretirement plans. Contributions to our U.S. qualified pension plans in the first six months of 2010 were not significant.

During 2010, we expect to contribute from our general assets, a total of $907 million to our U.S. qualified pension plans, $453 million to our international pension plans, $245 million to our U.S. supplemental (non-qualified) pension plans, and $229 million to our postretirement plans. Contributions expected to be made during 2010 are inclusive of amounts contributed during the first six months of 2010. The international pension plan, U.S. supplemental (non-qualified) pension plan and postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) were computed using the following data:
	Three Months Ended		Six Months Ended
(in millions)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
EPS Numerator––Basic:
Income from continuing operations attributable to Pfizer Inc.	$2,476	$2,258	$4,500	$4,986
Less: Preferred stock dividends––net of tax	1	1	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,475	2,257	4,499	4,985
Discontinued operations––net of tax	(1)	3	1	4
Net income attributable to Pfizer Inc. common shareholders	$2,474	$2,260	$4,500	$4,989

EPS Denominator––Basic:
Weighted-average number of common shares outstanding	8,046	6,728	8,053	6,726

EPS Numerator––Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$2,476	$2,258	$4,500	$4,986
Discontinued operations––net of tax	(1)	3	1	4
Net income attributable to Pfizer Inc. common shareholders	$2,475	$2,261	$4,501	$4,990

EPS Denominator––Diluted:
Weighted-average number of common shares outstanding	8,046	6,728	8,053	6,726
Common share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	26	24	32	26
Weighted-average number of common shares outstanding and common- share equivalents	8,072	6,752	8,085	6,752

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	427	422	427	422
(a)
These common stock equivalents were outstanding during the three and six months ended July 4, 2010 and June 28, 2009, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Segment Information

We operate in the following two distinct commercial organizations, which constitute our two business segments:

●
Biopharmaceutical consists of the Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets units and includes products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye diseases and endocrine disorders, among others. Biopharmaceutical’s segment profit includes costs related to research and development, manufacturing, and sales and marketing activities that are associated with the products in our Biopharmaceutical segment.

●
Diversified includes Animal Health products and services that prevent and treat diseases in livestock and companion animals, including vaccines, parasiticides and anti-infectives; Consumer Healthcare products that include over-the-counter healthcare products such as pain management therapies (analgesics and heat wraps), cough/cold/allergy remedies, dietary supplements, hemorrhoidal care and personal care items; Nutrition products such as infant and toddler nutritional products; and Capsugel, which represents our capsule products and services business. Diversified’s segment profit includes costs related to research and development, manufacturing, and sales and marketing activities that are associated with the products in our Diversified segment.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues and profit/(loss) by segment for the three months and six months ended July 4, 2010 and June 28, 2009 follow:
	Three Months Ended(a)		Six Months Ended(a)
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Revenues
Biopharmaceutical	$15,021	$10,063	$29,527	$20,165
Diversified	2,242	833	4,383	1,524
Corporate/Other(b)	64	88	167	162
Total revenues	$17,327	$10,984	$34,077	$21,851

Segment profit/(loss)(c)
Biopharmaceutical	$7,927	$4,960	$15,839	$10,367
Diversified	607	205	1,117	368
Corporate/Other(b), (d)	(4,560)	(2,116)	(9,803)	(3,883)
Total profit	$3,974	$3,049	$7,153	$6,852
(a)
Includes revenues and profit/(loss) from legacy Wyeth products and operations for the three months and six months ended July 4, 2010. Revenues and profit/(loss) from legacy Wyeth products and operations are not included in the three months and six months ended June 28, 2009. Prior-period amounts for Capsugel, which were previously classified in Corporate/Other, are now classified in Diversified.

(b)
Corporate/Other includes Pfizer CentreSource, which includes contract manufacturing and bulk pharmaceutical chemical sales. Corporate/Other under Segment profit/(loss) also includes interest income/(expense), corporate expenses (e.g., corporate administration costs), other income/(expense) (e.g., realized gains and losses attributable to our investments in debt and equity securities), certain performance-based and all share-based compensation expenses, significant impacts of purchase accounting for acquisitions, acquisition-related costs, intangible asset impairments and costs related to our cost-reduction initiatives.

(c)
Segment profit/(loss) equals Income from continuing operations before provision for taxes on income. Certain costs, such as significant impacts of purchase accounting for acquisitions, acquisition-related costs and costs related to our cost-reduction initiatives are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses.

(d)
For the three months ended July 4, 2010, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $2.1 billion, including intangible asset amortization related to our acquisitions of Wyeth in 2009 and Pharmacia in 2003 and charges related to fair value adjustments of inventory acquired from Wyeth and sold during the period; (ii) restructuring and acquisition-related costs of $1.1 billion, related to our acquisition of Wyeth; (iii) all share-based compensation expense; and (iv) net interest expense of $304 million.

For the three months ended June 28, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $581 million, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $330 million; (iii) acquisition-related costs of $285 million, primarily related to our acquisition of Wyeth; (iv) all share-based compensation expense; and (v) net interest expense of $66 million.

For the six months ended July 4, 2010, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $4.9 billion, including intangible asset amortization related to our acquisitions of Wyeth in 2009 and Pharmacia in 2003 and charges related to fair value adjustments of inventory acquired from Wyeth and sold during the period; (ii) restructuring and acquisition-related costs of $1.9 billion, related to our acquisition of Wyeth; (iii) all share-based compensation expense; and (iv) net interest expense of $714 million.

For the six months ended June 28, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.1 billion, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) acquisition-related costs of $682 million, primarily related to our acquisition of Wyeth; (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $661 million; (iv) all share-based compensation expense; and (v) net interest income of $49 million.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant product revenues are as follows:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Biopharmaceutical products:
Lipitor	$2,813	$2,685	$5,570	$5,406
Enbrel(a), (b)	808	––	1,610	––
Lyrica	762	629	1,485	1,312
Effexor(a)	621	––	1,337	––
Celebrex	604	548	1,174	1,112
Viagra	491	423	970	877
Xalatan/Xalacom	449	395	871	802
Prevnar/Prevenar 13(a)	569	––	855	––
Prevnar/Prevenar 7(a)	331	––	851	––
Norvasc	422	518	790	999
Zyvox	299	257	591	540
Detrol/Detrol LA	260	273	521	562
Premarin family(a)	260	––	516	––
Sutent	255	223	514	425
Geodon/Zeldox	247	231	501	461
Zosyn/Tazocin(a)	230	––	494	––
Genotropin	233	207	439	404
Vfend	207	180	395	359
Chantix/Champix	170	192	359	369
BeneFIX(a)	164	––	318	––
Zoloft	144	125	264	240
Caduet	126	128	261	262
Aromasin	122	114	250	224
Revatio	122	94	236	208
Pristiq(a)	113	––	223	––
Medrol	113	110	222	228
Cardura	110	114	217	221
Zithromax/Zmax	110	100	213	214
Aricept(c)	103	108	210	203
ReFacto/Xyntha(a)	98	––	188	––
All other(d)	2,604	1,811	5,017	3,557
Alliance revenues (Enbrel (in the U.S. and Canada)(a), Aricept, Exforge, Rebif and Spiriva)	1,061	598	2,065	1,180
Total Biopharmaceutical products	15,021	10,063	29,527	20,165
Diversified:
Animal Health(d)	893	648	1,739	1,185
Consumer Healthcare(a)	678	––	1,341	––
Nutrition(a)	476	––	934	––
Capsugel(e)	195	185	369	339
Total Diversified	2,242	833	4,383	1,524
Corporate/Other	64	88	167	162
Total revenues	$17,327	$10,984	$34,077	$21,851
(a)	Represents legacy Wyeth products for the three and six months ended July 4, 2010. Legacy Wyeth products are not included in the three and six months ended June 28, 2009.
(b)	Outside the U.S. and Canada.
(c)	Represents direct sales under license agreement with Eisai. Co. Ltd.
(d)	Includes legacy Pfizer and legacy Wyeth products for the three and six months ended July 4, 2010 and includes only legacy Pfizer products in the three and six months ended June 28, 2009.
(e)	Prior-period amounts for Capsugel, which were previously classified in Corporate/Other, are now classified in Diversified.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues by geographic area follow:
	Three Months Ended(a)			Six Months Ended(a)
(millions of dollars)	July 4, 2010	June 28, 2009	% Change	July 4, 2010	June 28, 2009	% Change
United States	$7,381	$4,524	63%	$14,695	$9,493	55%
Developed Europe(b)	4,142	2,909	42	8,473	5,591	52
Developed Rest of World(c)	2,709	1,910	42	5,024	3,688	36
Emerging Markets(d)	3,095	1,641	89	5,885	3,079	91
Total revenues	$17,327	$10,984	58	$34,077	$21,851	56
(a)	Includes revenues from legacy Wyeth products for the three and six months ended July 4, 2010. Revenues from legacy Wyeth products are not included in the three and six months ended June 28, 2009.
(b)	Developed Europe region includes the following markets: Western Europe and the Scandinavian countries.
(c)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand, and South Korea.
(d)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe, Russia and Turkey. Within the Biopharmaceutical segment, revenues from South Korea in 2009 have been reclassified from the Emerging Markets unit to the appropriate developed market units to conform to the current-year presentation, which reflects the fact that the commercial operations of South Korea, effective January 1, 2010, are managed within the appropriate developed market units.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of July 4, 2010, the related condensed consolidated statements of income for the three-month and six-month periods ended July 4, 2010, and June 28, 2009, and the related condensed consolidated statements of cash flows for the six-month periods ended July 4, 2010, and June 28, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 12, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance and Operating Environment. This section, beginning on page 25, provides information about the following: our business; our performance during the second quarter and first six months of 2010; the anticipated impacts of the recently enacted healthcare legislation in the U.S.; our operating environment; and our strategic initiatives.

●
Acquisition of Wyeth. This section, beginning on page 29, discusses our 2009 acquisition of Wyeth and adjustments made in the first six months of 2010 to the provisional allocation of the purchase price. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of Wyeth.

●
Revenues. This section, beginning on page 30, provides an analysis of our products and revenues for the three and six month periods ended July 4, 2010 and June 28, 2009, as well as an overview of important product developments.

●	Costs and Expenses. This section, beginning on page 42, provides a discussion about our costs and expenses.

●
Provision for Taxes on Income. This section, on page 44, provides a discussion of items impacting our tax provision for the periods presented and of an item that will impact our tax provision in the future.

●	Adjusted Income. This section, beginning on page 45, provides a discussion of an alternative view of performance used by management.

●
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 49, provides an analysis of our balance sheets as of July 4, 2010 and December 31, 2009 and cash flows for the first six months of 2010 and 2009, as well as a discussion of our outstanding debt and commitments that existed as of July 4, 2010, and December 31, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●
Our Financial Guidance for 2010 and Our Financial Targets for 2012. These sections, beginning on page 51, provide a discussion of our financial guidance for full-year 2010 and our financial targets for full-year 2012.

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

Components of the Condensed Consolidated Statements of Income follow:
	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	July 4, 2010	June 28, 2009	% Change	July 4, 2010	June 28, 2009	% Change
Revenues	$17,327	$10,984	58%	$34,077	$21,851	56%

Cost of sales	3,795	1,756	116	8,101	3,164	156
% of revenues	21.9%	16.0%		23.8%	14.5%

Selling, informational and administrative expenses	4,807	3,350	43	9,243	6,226	48
% of revenues	27.7%	30.5%		27.1%	28.5%

Research and development expenses	2,187	1,695	29	4,413	3,400	30
% of revenues	12.6%	15.4%		13.0%	15.6%

Amortization of intangible assets	1,407	583	141	2,816	1,161	143
% of revenues	8.1%	5.3%		8.3%	5.3%

Acquisition-related in-process research and development charges	—	20	*	74	20	270
% of revenues	—%	0.2%		0.2%	0.1%

Restructuring charges and certain acquisition-related costs	886	459	93	1,592	1,013	57
% of revenues	5.1%	4.2%		4.7%	4.6%

Other deductions––net	271	72	276	685	15	*

Income from continuing operations before provision for taxes on income	3,974	3,049	30	7,153	6,852	4
% of revenues	22.9%	27.8%		21.0%	31.4%

Provision for taxes on income	1,488	786	89	2,634	1,860	42

Effective tax rate	37.4%	25.8%		36.8%	27.1%

Income from continuing operations	2,486	2,263	10	4,519	4,992	(9)
% of revenues	14.3%	20.6%		13.3%	22.8%

Discontinued operations––net of tax	(1)	3	(133)	1	4	(75)

Net income before allocation to noncontrolling interests	2,485	2,266	10	4,520	4,996	(10)
% of revenues	14.3%	20.6%		13.3%	22.9%

Less: Net income attributable to noncontrolling interests	10	5	100	19	6	217
Net income attributable to Pfizer Inc.	$2,475	$2,261	9	$4,501	$4,990	(10)

% of revenues	14.3%	20.6%		13.2%	22.8%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.34	(9)	$0.56	$0.74	(24)
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.31	$0.34	(9)	$0.56	$0.74	(24)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.34	(9)	$0.56	$0.74	(24)
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.31	$0.34	(9)	$0.56	$0.74	(24)

Cash dividends paid per common share	$0.18	$0.16		$0.36	$0.48
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

On October 15, 2009, we completed our acquisition of Wyeth and, commencing from the acquisition date, our financial statements include the assets, liabilities, operating results and cash flows of Wyeth. As a result, legacy Wyeth operations are reflected in our results of operations for the second-quarter and six-month 2010 periods, but not for the second-quarter and six-month 2009 periods. Also, legacy Wyeth cash flows are reflected for the six-month period in 2010, but not for the six-month period in 2009.

Our 2010 Performance

Revenues increased 58% in the second quarter of 2010 to $17.3 billion, compared to $11.0 billion in the same period in 2009, and 56% in the first six months of 2010 to $34.1 billion, compared to $21.9 billion in the same period in 2009 due to:

●
the inclusion of revenues from legacy Wyeth products of $5.4 billion in the second quarter of 2010 and $10.7 billion in the first six months of 2010, which favorably impacted revenues by 50% in the second quarter of 2010 and by 49% in the first six months of 2010;

●	the favorable impact of foreign exchange, which increased revenues by approximately $584 million, or 5%, in the second quarter of 2010, and $1.3 billion, or 6%, in the first six months of 2010; and

●	the net revenue increase from legacy Pfizer products of $315 million, or 3%, in the second quarter of 2010, and $173 million, or 1%, in the first six months of 2010.

The significant impacts on revenues for the second quarter and first six months of 2010, compared to the same periods in 2009, are as follows:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010 vs. June 28, 2009 Increase/(decrease)	% Change	July 4, 2010 vs. June 28, 2009 Increase/(decrease)	% Change

Enbrel (outside the U.S. and Canada)(a)	$808	*	$1,610	*
Effexor(a)	621	*	1,337	*
Prevnar/Prevenar 13(a)	569	*	855	*
Prevnar/Prevenar 7(a)	331	*	851	*
Premarin family(a)	260	*	516	*
Hemophilia family(a)	262	*	506	*
Zosyn/Tazocin(a)	230	*	494	*
Pristiq(a)	113	*	223	*
Lyrica	133	21	173	13
Lipitor	128	5	164	3
Viagra	68	16	93	11
Sutent	32	14	89	21
Xalatan/Xalacom	54	14	69	9
Celebrex	56	10	62	6
Zyvox	42	16	51	9
Detrol/Detrol LA	(13)	(5)	(41)	(7)
Camptosar(b)	(53)	(64)	(127)	(65)
Norvasc(b)	(96)	(19)	(209)	(21)
Alliance revenues(a)	463	77	885	75
Animal Health(a)	245	38	554	47
Consumer Healthcare(a)	678	*	1,341	*
Nutrition(a)	476	*	934	*
(a)	Second quarter and first six months of 2010 reflects the inclusion of revenues from legacy Wyeth products.
(b)	Camptosar lost exclusivity in Europe in July 2009. Norvasc lost exclusivity in Canada in July 2009.
*	Calculation not meaningful.

In the second quarter of 2010, U.S. revenues were $7.4 billion, an increase of 63% compared to the same period in 2009, and for the first six months of 2010, U.S. revenues were $14.7 billion, an increase of 55% compared to the same period in 2009. These results primarily reflect the inclusion of revenues from legacy Wyeth products and, to a lesser extent, an increase in revenues from certain legacy Pfizer products.  International revenues in the second quarter of 2010 were $9.9 billion, an increase of 54% compared with the same period in 2009, which reflect 45% operational growth and a 9% favorable impact of foreign exchange. International revenues in the first six months of 2010 were $19.4 billion, an increase of 57% compared with the same period in 2009, which reflect 46% operational growth and an 11% favorable impact of foreign exchange. The increase in international revenues in both periods primarily reflects the inclusion of operational revenues from legacy Wyeth products and, to a lesser extent, higher operational revenues from legacy Pfizer products.

Income from continuing operations for the second quarter of 2010 was $2.5 billion, compared to $2.3 billion in the second quarter of 2009, and $4.5 billion in the first six months of 2010, compared to $5.0 billion in the first six months of 2009, reflecting:

●	increased revenues, primarily from the inclusion of revenues from legacy Wyeth products; and

●	the net impact of foreign exchange,

partially offset in second-quarter 2010 versus second-quarter 2009, and more than offset in first-half 2010 versus first-half 2009 by:

●	expenses associated with the legacy Wyeth operations;

●	the impact of purchase accounting adjustments primarily related to the Wyeth acquisition on Cost of sales and Amortization of intangible assets;

●	higher Restructuring charges and certain acquisition-related costs related to the Wyeth acquisition;

●	higher net interest expense, mainly due to the issuance of debt in connection with the acquisition of Wyeth, as well as lower interest income; and

●	an increase in the 2010 effective tax rate (see further discussion in the “Provision for Taxes on Income” section of this MD&A).

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

The provisions of the U.S. Healthcare Legislation are effective on various dates over the next several years. The principal provisions affecting us provide for the following:

●	an increase, from 15.1% to 23.1%, in the minimum rebate on branded prescription drugs sold to Medicaid beneficiaries (effective January 1, 2010);

●	extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations (effective March 23, 2010);

●
expansion of the types of institutions eligible for the “Section 340B discounts” for outpatient drugs provided to hospitals meeting the qualification criteria under Section 340B of the Public Health Service Act of 1944 (effective January 1, 2010);

●	discounts on branded prescription drug sales to Medicare Part D participants who are in the Medicare “coverage gap,” also known as the “doughnut hole” (effective January 1, 2011); and

●
an annual fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the pharmaceutical industry increasing annually through 2018).

In addition, the U.S. Healthcare Legislation includes provisions that affect the cost of certain of our postretirement benefit plans. Companies currently are permitted to take a deduction for federal income tax purposes in an amount equal to the subsidy received from the federal government related to their provision of prescription drug coverage to Medicare-eligible retirees. Under the U.S. Healthcare Legislation, effective for tax years beginning after December 31, 2012, companies will no longer be able to take that deduction. While the loss of this deduction will not take effect for a few years, under U.S. generally accepted accounting principles, we were required to account for the impact in the first quarter of 2010, the period when the provision was enacted into law, through a write-off of the deferred tax asset associated with those previously expected future income tax deductions. Other provisions of the U.S. Healthcare Legislation relating to our postretirement benefit plans will affect the measurement of our obligations under those plans, but those impacts are not expected to be significant.

Current and Anticipated Financial Impacts
Our revenues were adversely impacted by $62 million in the second quarter of 2010 and $118 million in the first six months of 2010, compared to the same periods last year, as a result of the increase in the minimum rebate on branded prescription drugs sold to Medicaid beneficiaries and the extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations and, to a lesser extent, the expansion of the types of institutions eligible for the “340B discounts” for outpatient drugs. We expect that full-year 2010 revenues will be adversely impacted by approximately $300 million as a result of the U.S. Healthcare Legislation. Further, we expect that the foregoing provisions, together with discounts on branded prescription drug sales to Medicare Part D participants who are in the Medicare “doughnut hole” and the annual fee based on branded prescription drug sales to specified government programs, will adversely affect revenues by approximately $900 million in 2011 and $800 million in 2012. In view of these anticipated impacts, on May 4, 2010 we reduced our target revenue range for 2012 by $800 million. However, we have reaffirmed all of the other components of our 2012 financial targets, and we have reaffirmed all components of our 2010 financial guidance. (See the “Our Financial Guidance for 2010” and “Our Financial Targets for 2012” sections of this MD&A for additional information.) The May 4, 2010 reduction in our target revenue for 2012 reflected, among other things, our estimate of the annual fee based on branded prescription drug sales to specified government programs. The Emerging Issues Task Force (EITF), a U.S. accounting standards-setting body, is expected to issue guidance late this year on the accounting classification of this fee, as either a reduction of revenues or as an expense, and the timing of the recognition of the fee. We will adjust our 2012 financial targets, if necessary, based on any guidance that may be issued by the EITF.

In the first six months of 2010, our income tax expense increased due to, among other things, the write-off, in the first quarter of 2010, of the deferred tax asset of approximately $270 million to account for the loss of the deduction, for tax years beginning after December 31, 2012, of an amount equal to the subsidy from the federal government related to our provision of prescription drug coverage to Medicare-eligible retirees. This write-off was recorded in Provision for taxes on income in our Condensed Consolidated Statement of Income. (For additional information on the impact of this write-off on our effective tax rate for the first six months of 2010, see the “Provision for Taxes on Income” section of this MD&A.).

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

Biotechnology Products
The U.S. Healthcare Legislation provides an abbreviated legal pathway to approve biosimilars (also referred to as “follow-on biologics”). Innovator biologics were granted 12 years data exclusivity, with a potential six-month pediatric extension. After the data exclusivity period expires, the U.S. Food and Drug Administration (FDA) could approve biosimilar versions of innovator biologicals. The regulatory implementation of these provisions is ongoing and expected to take several years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure.

Our Operating Environment

Industry-Specific Challenges
The majority of our revenues come from the manufacture and sale of Biopharmaceutical products. As explained more fully in Pfizer’s 2009 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive, and we face a number of industry-specific challenges, which can significantly impact the sales of our products. These factors include among others: the loss or expiration of intellectual property rights, the regulatory environment and pipeline productivity, pricing and access pressures and increasing competition among branded products.

We expect that we will lose exclusivity for Lipitor in the U.S. in November 2011 and, as a result, will lose the substantial portion of our U.S. revenues from Lipitor shortly thereafter. We have granted Watson Laboratories, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which is expected to commence in November 2011. As Watson’s exclusive supplier, we will manufacture and sell to Watson the atorvastatin for use in this product. While the loss of exclusivity for Lipitor will occur at various times in developed markets outside the U.S., we expect to maintain a significant portion of the Lipitor revenues in those markets through 2011. We do not expect that Lipitor revenues in emerging markets will be materially impacted by loss of exclusivity over the next several years.  In 2009, revenues from Lipitor were approximately $5.7 billion in the U.S. and approximately $5.7 billion in markets outside the U.S. (of which approximately $900 million was attributable to emerging markets). In addition, we lost exclusivity for Effexor XR in the U.S. in July 2010, and we expect to lose exclusivity for various other products over the next few years, including Aricept 5mg and 10mg tablets in the U.S. later this year.

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

With regard to the regulatory environment, we received “warning letters” from the FDA in April 2010 with respect to the clinical trial for Geodon for the treatment of bipolar mania in children and in June 2010 with respect to the reporting of certain post-marketing adverse events relating to certain drugs. We are working with the FDA to address the issues raised in those letters

The Overall Economic Environment
In addition to industry-specific factors, we, like other businesses, continue to face the effects of the weak economy. The impact of the weak economy on our Biopharmaceutical operations has been largely in the U.S. market, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the weak economy, including high unemployment levels, and increases in co-pays sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. The weak economy also has increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, during the second quarter of 2010, we continued to experience pricing pressure as a result of the economic environment in Europe, with government-mandated reductions in prices for certain biopharmaceutical products in certain European countries.

Despite the challenging financial markets, Pfizer maintains a strong financial position. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality and investment grade by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, investment-grade available-for-sale debt securities. For further discussion of our financial condition, see the "Financial Condition, Liquidity and Capital Resources” section of this MD&A.

Foreign Exchange Risk
A significant portion of our revenues and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the U.K. pound, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact, on net income. Therefore, significant shifts in currencies can impact our short-term results as well as our long-term forecasts and targets.

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors”, of our 2009 Annual Report on Form 10-K.

Our Strategic Initiatives––Strategy and Recent Transactions

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business-development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business-development opportunities. The 2012 target revenue range that we have announced (see the “Our Financial Targets for 2012” section of this MD&A) contemplates a modest level of business-development activity of up to approximately 5% of our 2012 revenue target. We are especially interested in opportunities in our Emerging Markets and Established Products units within our Biopharmaceutical segment and our “invest to win” therapeutic areas––oncology, pain, inflammation, Alzheimer’s disease, psychoses, diabetes and vaccines.

In connection with our acquisition of Wyeth, we are required to divest certain animal health assets.  Certain of these assets were sold in 2009. In the first half of 2010, we completed the divestiture of certain animal health products and related assets in Australia, China, the European Union and Switzerland and entered into agreements for the divestiture of certain Fort Dodge Animal Health products and related assets in Mexico. It is possible that additional divestitures of animal health assets may be required based on ongoing regulatory reviews in other jurisdictions worldwide.

In the first quarter of 2009, we entered into a five-year agreement with Bausch & Lomb to co-promote prescription pharmaceuticals in the U.S. for the treatment of ophthalmic conditions. The agreement covers prescription ophthalmic pharmaceuticals, including our Xalatan product and Bausch & Lomb’s Alrex®, Lotemax® and Zylet® products, as well as Bausch & Lomb’s investigational anti-infective eye drop, besifloxacin ophthalmic suspension, 0.6%, which currently is under review by the FDA.

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

In 2009, we recorded provisional amounts for the assets acquired and liabilities assumed, which were adjusted in the first six months of 2010 (measurement period adjustments). Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than one year from the acquisition date. See Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of Wyeth.

Measurement Period Adjustments
The measurement period adjustments for Identifiable intangible assets primarily consist of adjustments recorded to reflect changes in the estimated fair value of certain acquired intangibles, principally in-process research and development assets. These adjustments were made largely to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date, such as long-term expectations as to patient population, general market potential, dosing regimens and pricing. The measurement period adjustments for Net tax accounts primarily reflect the tax impact of the pre-tax measurement period adjustments offset by adjustments to uncertain tax positions following receipt of additional information from taxing authorities about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. In addition, neither the measurement period adjustments nor the underlying scientific and market data leading to the changes impacted our financial guidance for 2010 (see the “Our Financial Guidance for 2010” section of this MD&A and in our 2009 Annual Report on Form 10-K) or our financial targets for 2012 (see the “Our Financial Targets for 2012” section of this MD&A).

Provisional Amounts
The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

●	Amounts for intangibles and inventory, pending finalization of valuation efforts.

●	Amounts for legal contingencies, pending the finalization of our examination and evaluation of the portfolio of filed cases.

●
Amounts for income tax assets, receivables and liabilities pending the filing of Wyeth pre-acquisition tax returns, including all required disclosures and documentation, as well as the receipt of information from taxing authorities, which may change certain estimates and assumptions used.

●	The allocation of goodwill among reporting units.

REVENUES

Worldwide revenues by segment and geographic area for the second quarter and first six months of 2010 and 2009 follow:
							% Change in Revenues
							World-		Inter-
	Worldwide(a)		U.S.(a)		International(a)		wide	U.S.	national
	July 4,	June 28,	July 4,	June 28,	July 4,	June 28,
(millions of dollars)	2010	2009	2010	2009	2010	2009	10/09	10/09	10/09
Three Months Ended:
Biopharmaceutical	$15,021	$10,063	$6,649	$4,190	$8,372	$5,873	49	59	43
Diversified	2,242	833	713	316	1,529	517	169	126	196
Corporate/Other(b)	64	88	19	18	45	70	(27)	6	(36)
Total Revenues	$17,327	$10,984	$7,381	$4,524	$9,946	$6,460	58	63	54
Six Months Ended:
Biopharmaceutical	$29,527	$20,165	$13,256	$8,899	$16,271	$11,266	46	49	44
Diversified	4,383	1,524	1,376	554	3,007	970	188	148	210
Corporate/Other(b)	167	162	63	40	104	122	3	58	(15)
Total Revenues	$34,077	$21,851	$14,695	$9,493	$19,382	$12,358	56	55	57
(a)
Reflects the inclusion of revenues from legacy Wyeth products for the three and six months ended July 4, 2010. Legacy Wyeth revenues are not included in the three and six months ended June 28, 2009. Prior-period amounts for Capsugel, which previously were classified as Corporate/Other, now are included in Diversified.

(b)	Includes revenues primarily from Pfizer CentreSource, which includes contract manufacturing and bulk pharmaceutical chemical sales.

Worldwide revenues by segment and by unit for the second quarter and first six months of 2010 and 2009 follow:
	Three Months Ended(a)			Six Months Ended(a)
(millions of dollars)	July 4, 2010	June 28, 2009(b)	% Change	July 4, 2010	June 28, 2009(b)	% Change

Biopharmaceutical:
Primary care	$5,923	$5,160	15	$11,789	$10,500	12
Specialty care	3,769	1,423	165	7,292	2,888	152
Established products(c)	2,730	1,670	63	5,514	3,329	66
Emerging markets	2,250	1,455	55	4,222	2,741	54
Oncology(d)	349	355	(2)	710	707	––
Total Biopharmaceutical	15,021	10,063	49	29,527	20,165	46
Diversified:
Animal Health	893	648	38	1,739	1,185	47
Consumer Healthcare	678	––	*	1,341	––	*
Nutrition	476	––	*	934	––	*
Capsugel	195	185	5	369	339	9
Total Diversified	2,242	833	169	4,383	1,524	188
Corporate/Other(e)	64	88	(27)	167	162	3
Total revenues	$17,327	$10,984	58	$34,077	$21,851	56
(a)
Reflects the inclusion of revenues from legacy Wyeth products for the three and six months ended July 4, 2010. Legacy Wyeth revenues are not included in the three and six months ended June 28, 2009. Prior-period amounts for Capsugel, which previously were classified as Corporate/Other, now are included in Diversified.

(b)
Within the Biopharmaceutical segment, revenues from South Korea in 2009 have been reclassified from the Emerging Markets unit to the appropriate developed market units to conform to the current-year presentation, which reflects the fact that the commercial operations of South Korea, effective January 1, 2010, are managed within the appropriate developed market units.

(c)
The legacy Pfizer Established Products unit was negatively impacted by 5% in the second quarter and first six months of 2010 due to the loss of exclusivity for Norvasc in Canada in July 2009, which was partially offset by the favorable impact of 1% in the second quarter and first six months of 2010, due to the addition of Camptosar’s European revenues.

(d)
Legacy Pfizer Oncology unit revenues in the second quarter and first six months of 2010 do not include Camptosar’s European revenues due to Camptosar’s loss of exclusivity in Europe in July 2009. The reclassification of those revenues to the Established Products unit effective January 1, 2010 negatively impacted the Oncology unit’s performance by 20% in second-quarter 2010, and 22% in the first six months of 2010, compared to the same periods last year.

(e)	Includes revenues primarily from Pfizer CentreSource, which includes contract manufacturing and bulk pharmaceutical chemical sales.
*	Calculation not meaningful.

Biopharmaceutical Revenues
Worldwide Biopharmaceutical revenues for the second quarter of 2010 were $15.0 billion, an increase of 49% compared to the second quarter of 2009, and were $29.5 billion in the first six months of 2010, an increase of 46% compared to the first six months of 2009. The increases were primarily due to:

●
the inclusion of operational revenues from legacy Wyeth products of approximately $4.2 billion, which favorably impacted Biopharmaceutical revenues by 41%, in the second quarter of 2010 and $8.2 billion, which favorably impacted Biopharmaceutical revenues by 41%, in the first six months of 2010;

●
the weakening of the U.S. dollar relative to other currencies, primarily the euro, Australian dollar, Canadian dollar and Brazilian real, which favorably impacted Biopharmaceutical revenues by approximately $485 million, or 5%, in the second quarter of 2010 and approximately $1.1 billion, or 5%, in the first six months of 2010; and

●
an increase in operational revenues of approximately $313 million, or 3% in the second quarter of 2010 and $49 million (essentially flat), in the first six months of 2010 from certain legacy Pfizer products, including Sutent, Lyrica, Viagra and Geodon, and higher legacy Pfizer alliance revenues, partially offset by:

●	declines in revenues from certain legacy Pfizer products including Norvasc, Camptosar, Chantix/Champix and Detrol/Detrol LA.

Geographically,

●	in the U.S., Biopharmaceutical revenues increased 59% in the second quarter of 2010 and 49% in the first six months of 2010, compared to the same periods in 2009.

o
The increase in U.S. Biopharmaceutical revenues in the second quarter of 2010 reflects the inclusion of revenues from legacy Wyeth products of $2.3 billion, which had a favorable impact of 54%, and an increase in revenues from certain legacy Pfizer products of $186 million, which had a favorable impact of 5%. The evolution of our U.S. Biopharmaceutical distribution model to a fee-for-service approach had a one-time favorable impact of approximately $300 million on U.S. Biopharmaceutical revenues in the second quarter of 2010.

o
The increase in U.S. Biopharmaceutical revenues in the first six months of 2010 reflects the inclusion of revenues from legacy Wyeth products of $4.5 billion, which had a favorable impact of 51%, partially offset by lower revenues from legacy Pfizer products including Lipitor, Detrol, Chantix and Caduet of $138 million, which had an unfavorable impact of 2%. There was no impact on revenues resulting from the change to a fee-for-service distribution model in the first six months of 2010.

Both periods were adversely affected by the increased rebates compared to the same year-ago periods partly as a result of the impact of the U.S. Healthcare Legislation.

●	in our international markets, Biopharmaceutical revenues increased 43% in the second quarter of 2010 and 44% in the first six months of 2010, compared to the same periods in 2009.

o
The increase in international Biopharmaceutical revenues in the second quarter of 2010 reflects the inclusion of operational revenues from legacy Wyeth products of $1.9 billion, which had a favorable impact of 32%, higher operational revenues from legacy Pfizer products of $127 million, or 2%, and the favorable impact of foreign exchange on international Biopharmaceutical revenues of $485 million, or 9%. The increase in operational revenues of legacy Pfizer products was due to operational growth from Lipitor, Lyrica, Sutent, Celebrex and alliance products, partially offset by lower operational revenues from Norvasc and Camptosar, due to loss of exclusivity, among others.

o
The increase in international Biopharmaceutical revenues in the first six months of 2010 reflects the inclusion of operational revenues from legacy Wyeth products of $3.7 billion, which had a favorable impact of 33%, higher operational revenues from legacy Pfizer products of $187 million, or 2%, and the favorable impact of foreign exchange on international Biopharmaceutical revenues of $1.1 billion, or 9%. The increase in operational revenues of legacy Pfizer products was due to operational growth from Lipitor, Lyrica, Sutent, Celebrex, Viagra and alliance products, partially offset by lower operational revenues from Norvasc and Camptosar, due to loss of exclusivity, among others.

During the second quarter of 2010, international Biopharmaceutical revenues represented 56% of total Biopharmaceutical revenues, compared to 58% in the second quarter of 2009. During the first six months of 2010, international Biopharmaceutical revenues represented 55% of total Biopharmaceutical revenues, compared to 56% in the first six months of 2009.

Effective January 1, 2010, we increased the published prices for certain U.S. Biopharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

Diversified Revenues

Worldwide Diversified revenues increased 169% in the second quarter of 2010 and 188% in the first six months of 2010, compared to the same periods in 2009 due to:

●
the inclusion of operational revenues from legacy Wyeth products of approximately $1.3 billion in the second quarter of 2010 and $2.5 billion in the first six months of 2010, which favorably impacted Diversified revenues by 154% in the second quarter of 2010 and 166% in the first six months of 2010. These increases were primarily due to the addition of the legacy Wyeth Consumer Healthcare (principally Centrum, Advil and Caltrate) and Nutrition operations. In addition, worldwide Diversified revenues were favorably impacted by the operational revenue increase in legacy Pfizer Diversified businesses of 3% in the second quarter of 2010 and 8% in the first six months of 2010, and the favorable impact of foreign exchange of 12% in the second quarter of 2010 and 14% in the first six months of 2010.

Revenues from Animal Health increased 38% in the second quarter of 2010 and 47% in the first six months of 2010, compared to the same periods in 2009. These increases reflect:

●	the inclusion of operational revenues from legacy Wyeth Animal Health products of 29% in the second quarter of 2010 and 30% in the first six months of 2010;

●	higher operational revenues from legacy Pfizer Animal Health products of 2% in the second quarter of 2010 and 8% in the first six months of 2010, and

●	the favorable impact of foreign exchange of 7% in the second quarter of 2010 and 9% in the first six months of 2010.

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

Rebates and chargebacks reduced revenues as follows:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Medicaid and related state program rebates(a)	$335	$158	$641	$308
Medicare rebates(a)	293	214	569	444
Performance-based contract rebates(a), (b)	646	549	1,295	1,154
Chargebacks(c)	666	523	1,480	1,009
Total	$1,940	$1,444	$3,985	$2,915
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.
(b)
Performance-based contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, which receive rebates based on the achievement of contracted performance terms for products.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The above rebates and chargebacks for the second quarter and first six months of 2010 were higher than the same periods in 2009, primarily as a result of:

●	the inclusion of rebates and chargebacks related to legacy Wyeth products; and

●	the impact of increased Medicaid rebate rates due to the U.S. Healthcare Legislation in addition to higher rates for certain products that are subject to rebates,

partially offset by, among other factors:

●	changes in product mix; and

●	the impact on chargebacks of decreased sales within our generics business.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $2.6 billion as of July 4, 2010, an increase from $2.1 billion as of December 31, 2009, and primarily are included in Current deferred tax liabilities and other current liabilities in our Condensed Consolidated Balance Sheets.

Biopharmaceutical––Selected Product Revenues

Revenue information for several of our major Biopharmaceutical products follows:
		Three Months Ended		Six Months Ended
			% Change		% Change
(millions of dollars)			From		From
Product	Primary Indications	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Lipitor	Reduction of LDL cholesterol	$2,813	5	$5,570	3
Enbrel(a), (b)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	808	*	1,610	*
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	762	21	1,485	13
Effexor(a)	Depression and certain anxiety disorders	621	*	1,337	*
Celebrex	Arthritis pain and inflammation, acute pain	604	10	1,174	6
Viagra	Erectile dysfunction	491	16	970	11
Xalatan/Xalacom	Glaucoma and ocular hypertension	449	14	871	9
Prevnar/Prevenar 13(a)	Vaccine for prevention of invasive pneumococcal disease	569	*	855	*
Prevnar/Prevenar 7(a)	Vaccine for prevention of invasive pneumococcal disease	331	*	851	*
Norvasc	Hypertension	422	(19)	790	(21)
Zyvox	Bacterial infections	299	16	591	9
Detrol/Detrol LA	Overactive bladder	260	(5)	521	(7)
Premarin family(a)	Menopause	260	*	516	*
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	255	14	514	21
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	247	7	501	9
Zosyn/Tazocin(a)	Antibiotic	230	*	494	*
Genotropin	Replacement of human growth hormone	233	13	439	9
Vfend	Fungal infections	207	15	395	10
Chantix/Champix	An aid to smoking cessation	170	(11)	359	(3)
BeneFIX(a)	Hemophilia	164	*	318	*
Zoloft	Depression and certain anxiety disorders	144	15	264	10
Caduet	Reduction of LDL cholesterol and hypertension	126	(2)	261	––
Aromasin	Breast cancer	122	7	250	12
Revatio	Pulmonary arterial hypertension (PAH)	122	30	236	13
Pristiq(a)	Depression	113	*	223	*
Medrol	Inflammation	113	3	222	(3)
Cardura	Hypertension/Benign prostatic hyperplasia	110	(4)	217	(2)
Zithromax/Zmax	Bacterial infections	110	10	213	––
Aricept(c)	Alzheimer’s disease	103	(5)	210	3
ReFacto/Xyntha(a)	Hemophilia	98	*	188	*
All other(d)	Various	2,604	44	5,017	41
Alliance revenues:
Enbrel (in the U.S. and Canada)(a), Aricept, Exforge, Rebif and Spiriva	Inflammation (Enbrel), Alzheimer’s disease (Aricept), hypertension (Exforge), multiple sclerosis (Rebif) and chronic obstructive pulmonary disease (Spiriva)	1,061	77	2,065	75

(a)	Reflects the inclusion of revenues from legacy Wyeth products in the three and six months ended July 4, 2010.
Revenues from legacy Wyeth products are not included in the three and six months ended June 28, 2009.
(b)	Outside the U.S. and Canada.
(c)	Represents direct sales under license agreement with Eisai Co., Ltd.
(d)	Includes legacy Pfizer and legacy Wyeth products in the three and six months ended July 4, 2010 and includes only legacy Pfizer products in the three months and six months ended June 28, 2009.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions:

●
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol and the best-selling prescription pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $2.8 billion, or an increase of 5%, in the second quarter of 2010 and $5.6 billion, or an increase of 3%, in the first six months of 2010, compared to the same periods in 2009. These increases were due almost entirely to the favorable impact of foreign exchange, which increased revenues by $115 million, or 5%, in the second quarter of 2010 and $263 million, or 5%, in the first six months of 2010 compared to the same periods in 2009. In the U.S., revenues of $1.3 billion in the second quarter of 2010 were relatively flat compared to the same period in 2009, and revenues were $2.6 billion, or a decrease of 5%, in the first six months of 2010 compared to the same period in 2009. Internationally, Lipitor revenues were $1.5 billion, or an increase of 9%, in the second quarter of 2010 and $2.9 billion, or an increase of 12%, in the first six months of 2010, compared to the same periods in 2009. The favorable impact of foreign exchange increased international revenues by 8% in the second quarter of 2010 and 10% in the first six months of 2010, compared to the same periods in 2009.

Excluding the favorable impact of foreign exchange, the flat performance of Lipitor worldwide operational revenues in the second quarter of 2010 and the decrease in the first six months of 2010, compared to the same periods in 2009, were driven by a combination of factors, including the following:

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

See the “Our Operating Environment––Industry-Specific Challenges” section of this MD&A for a discussion concerning the expected loss of exclusivity for Lipitor in various markets. See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments concerning patent litigation relating to Lipitor.

●
Enbrel, for the treatment of rheumatoid arthritis, juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded worldwide revenues, excluding the U.S. and Canada, of $808 million in the second quarter of 2010 and $1.6 billion in the first six months of 2010. Enbrel revenues from the U.S. and Canada are included in alliance revenues. The approval of competing products for the treatment of psoriasis has increased competition with respect to Enbrel in 2010.

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

●
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) outside the U.S., recorded increases in worldwide revenues of 21% in the second quarter of 2010 and 13% in the first six months of 2010, compared to the same periods in 2009. Lyrica had a strong operational performance in international markets in the second quarter and first six months of 2010. In the U.S., revenues have been adversely affected by increased generic competition, as well as managed care pricing and formulary pressures.

●
Effexor XR (extended release capsules), an antidepressant for treating adult patients with major depressive disorder, GAD, social anxiety disorder and panic disorder, recorded worldwide revenues of $621 million in the second quarter of 2010 and $1.3 billion in the first six months of 2010. Effexor XR faces generic competition outside the U.S. In the U.S., Effexor XR faces competition from a non-AB-rated (i.e., not therapeutically equivalent) generic product. In addition, pursuant to a 2005 settlement agreement related to certain patent litigation with Wyeth, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) were permitted to launch generic versions of Effexor XR in the U.S. beginning July 1, 2010. On June 29, 2010, the FDA approved Teva’s generic version of Effexor XR. Teva commenced shipment of its generic version of Effexor XR on July 1, 2010. We expect that this generic competition will have a significant adverse impact on our revenues for Effexor XR.

●
Celebrex, a treatment for the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults, experienced increases in worldwide revenues of 10% in the second quarter of 2010 and 6% in the first six months of 2010, compared to the same periods in 2009, primarily due to strong operational performance internationally and the favorable impact of foreign exchange partially offset by the impact of increased generic competition. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

●
Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra worldwide revenues increased 16% in the second quarter of 2010 and 11% in the first six months of 2010, compared to the same periods in 2009, due to both operational performance and the favorable impact of foreign exchange. In the U.S., Viagra revenues increased 13% in the second of quarter 2010 and 5% in the first six months of 2010, compared to the same periods in 2009. Internationally, Viagra revenues increased 19% in the second quarter of 2010 and 17% in the first six months of 2010, compared to the same periods in 2009.

●
Xalabrands consists of Xalatan, a prostaglandin, the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) that is available outside the U.S. Xalatan/Xalacom worldwide revenues increased 14% in the second quarter of 2010 and 9% in the first six months of 2010, compared to the same periods in 2009, primarily due to the favorable impact of foreign exchange, inventory stabilization in the U.S. and the strengthening of its market share in developed markets in Europe.

●
Prevnar/Prevenar 13, launched in Germany in late 2009 and in the U.S. in early 2010 with ongoing launches in other markets in the first half of 2010 and beyond, is our 13-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children. Prevnar/Prevenar 13 had worldwide revenues of $569 million in the second quarter of 2010 and $855 million in the first six months of 2010. To date, Prevnar/Prevenar 13 has been approved in over 60 countries and launched in over 30 of those countries.

●
Prevnar/Prevenar 7, our 7-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children, had worldwide revenues of $331 million in the second quarter of 2010 and $851 million in the first six months of 2010.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc also has experienced patent expirations in other major markets, including Japan in July 2008 and most recently Canada in July 2009. Norvasc worldwide revenues decreased 19% in the second quarter of 2010 and 21% in the first six months of 2010, compared to the same periods in 2009.

●
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). Zyvox worldwide revenues increased 16% in the second quarter of 2010 and 9% in the first six months of 2010, compared to the same periods in 2009, primarily due to growth in emerging markets and developed markets in Europe. Revenues have been adversely affected by a decrease in the number of patients treated for pneumonia and by increased generic competition in the U.S., as well as competition from recently launched agents in certain high-volume international markets such as the U.K.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 5% in the second quarter of 2010 and 7% in the first six months of 2010, compared to the same periods in 2009, primarily due to increased competition from other branded medicines.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments concerning patent litigation relating to Detrol LA.

●
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It had worldwide revenues of $260 million in the second quarter of 2010 and $516 million in the first six months of 2010.

●
Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. Sutent worldwide revenues increased 14% in the second quarter of 2010 and 21% in the first six months of 2010, compared to the same periods in 2009. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through access and healthcare coverage. As of July 4, 2010, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

On July 1, 2010 the FDA approved revised labeling for Sutent, which includes a boxed warning concerning hepatotoxicity and related changes to the warnings and precautions section. In addition, as part of a risk mitigation and communication plan, the revised label includes a Medication Guide that patients will receive when Sutent is dispensed.

Pfizer maintains a global safety database, monitoring all sponsored clinical trials and spontaneous adverse event reports. Hepatic failure has been uncommonly observed in clinical trials (0.3%) and post-marketing experience, consistent with the very low rate of hepatic failure observed in the clinical trials of Sutent used to support original registration in 2006. Over 91,000 patients worldwide have been treated with Sutent.

The risk-benefit profile of Sutent in both mRCC and second-line GIST has been well established through large, randomized clinical trials evaluating its safety and efficacy. Sutent remains an important treatment option for these two difficult-to-treat cancers.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments concerning patent litigation relating to Sutent.

●
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues increased 7% in the second quarter of 2010 and 9% in the first six months of 2010, compared to the same periods in 2009, due in part to continued growth in the U.S. antipsychotic market, recent U.S. approval for adjunctive bipolar maintenance therapy in adults, and the favorable impact of foreign exchange.

●
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets. It had worldwide revenues of $230 million in the second quarter of 2010 and $494 million in the first six months of 2010.

●
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues increased 13% in the second quarter of 2010 and 9% in the first six months of 2010, compared to the same periods in 2009, primarily due to both operational performance and the favorable impact of foreign exchange.

●
Vfend, as the only branded agent available in intravenous and oral forms, continues to build on its position as the best-selling systemic, antifungal agent worldwide. The global revenues of Vfend continue to be driven by its acceptance as an excellent broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues increased 15% in the second quarter of 2010 and 10% in the first six months of 2010, compared to the same periods in 2009, primarily due to both operational performance and the favorable impact of foreign exchange.

In October 2009, we settled a challenge by Mylan, Inc. (Mylan) and its subsidiary, Matrix Laboratories Limited (Matrix), to four of our patents relating to Vfend by entering into an agreement granting Matrix and another subsidiary of Mylan the right to market voriconazole (generic Vfend) tablets in the U.S. beginning in the first quarter of 2011.

●
Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, has been launched in all major markets. Chantix/Champix worldwide revenues decreased 11% in the second quarter of 2010 and 3% in the first six months of 2010, compared to the same periods in 2009 due to the impact of changes to the product’s label and other factors especially in the U.S., partially offset by strong operational performance in international developed markets and the favorable impact of foreign exchange. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

●
BeneFIX and ReFacto/Xyntha are our state-of-the-art hemophilia products that offer patients with this lifelong bleeding disorder the potential for a near-normal life. They had worldwide revenues of $262 million in the second quarter of 2010 and $506 million in the first six months of 2010.

●
Caduet is a single-pill therapy combining Norvasc and Lipitor. Caduet worldwide revenues declined 2% in the second quarter of 2010 and were virtually flat in the first six months of 2010, compared to the same periods in 2009, primarily due to increased generic competition, as well as an overall decline in U.S. hypertension market volume, partially offset by the favorable impact of foreign exchange.

●
Revatio, for the treatment of PAH, had increases in worldwide revenues of 30% in the second quarter of 2010 and 13% in the first six months of 2010, compared to the same periods in 2009, due in part to increased PAH awareness driving earlier diagnosis and improved persistency in the U.S. and EU.

●
Alliance revenues worldwide increased 77% in the second quarter of 2010 and 75% in the first six months of 2010, compared to the same periods in 2009, due to the strong performance of Spiriva, Aricept and Rebif, as well as the inclusion of sales of Enbrel, a legacy Wyeth product, in the U.S. and Canada. We expect to lose exclusivity for Aricept 5mg and 10mg tablets in the U.S. later this year. We expect that the Aricept 23mg tablet will have data exclusivity in the U.S. until July 2013.

Product Developments––Biopharmaceutical

We continue to invest in R&D to provide potential future sources of revenues through the development of new products, as well as through additional uses for existing in-line and alliance products, and we have taken important steps to prioritize our R&D portfolio to maximize value. Our higher-priority disease areas are oncology, pain, inflammation, Alzheimer’s disease, psychoses and diabetes. With our acquisition of Wyeth, we also have added a focus on vaccines and biologics. While we continue to conduct research across a broad range of diseases, approximately 70% of our research projects and 75% of our late-stage portfolio currently are focused on our higher-priority areas. We remain on track to achieve our previously announced goal of 15 to 20 regulatory submissions in the 2010 to 2012 period.

Notwithstanding our efforts, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan as well as new drug candidates and additional indications in late-stage development:

Recent FDA approvals:
PRODUCT	INDICATION	DATE APPROVED
Prevnar 13 Infant	Prevention of invasive pneumococcal disease in infants and young children	February 2010

Pending U.S. new drug applications (NDA) and supplemental filings:
PRODUCT	INDICATION	DATE SUBMITTED
Taliglucerase alfa	Treatment of Gaucher disease	December 2009
Sutent	Pancreatic neuroendocrine tumor	December 2009
Genotropin	Adult growth hormone deficiency (Mark VII multidose disposable device)	October 2009
Celebrex	Chronic pain	August 2009
Lyrica	Generalized anxiety disorder––monotherapy	June 2009
Geodon	Treatment of bipolar disorder––pediatric filing	October 2008
Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007
Zmax	Treatment of bacterial infections––sustained release––acute otitis media (AOM) and sinusitis––pediatric filing	November 2006
Viviant	Osteoporosis treatment and prevention	June 2006
Pristiq	Vasomotor symptoms of menopause	June 2006
Vfend	Treatment of fungal infections––pediatric filing	June 2005
Thelin	Treatment of PAH	May 2005

In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics (Protalix), which provides us exclusive worldwide rights, except in Israel, to develop and commercialize taliglucerase alfa for the treatment of Gaucher disease. In December 2009, Protalix submitted an NDA with the FDA for taliglucerase alfa. In July 2010, taliglucerase alfa was granted orphan drug designation and fast-track designation by the FDA.

In May 2010, the FDA issued a “complete response” letter requesting additional information in connection with our supplemental NDA seeking approval to use Sutent in pancreatic neuroendocrine tumors. We expect to provide the requested information, including an analysis of independently reviewed scans, and work with the FDA to pursue regulatory approval.

In April 2010, we received a “complete response” letter from the FDA for the Genotropin Mark VII Multidose Disposable Device submission. We are working with the FDA to address the requests and recommendations included in the letter.

In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. We are working with the FDA to determine the next steps.

In June 2009, we resubmitted a data package to the FDA for Lyrica for the treatment of GAD monotherapy in response to a “not-approvable” letter issued by the FDA in August 2004. In December 2009, we received a “complete response” letter from the FDA with respect to this NDA. We are working with the FDA to determine the next steps. In January 2010, we announced the withdrawal of the NDA for Lyrica for the adjunctive treatment of GAD.

In June 2009, an FDA advisory committee concluded that Geodon is effective for the treatment of bipolar mania in children ages 10 to 17. In October 2009, we received a “complete response” letter from the FDA with respect to this NDA. The FDA is seeking additional information and is requesting that we take certain actions with regard to the submission. In April 2010, we received a “warning letter” from the FDA with respect to the clinical trial in support of this NDA. We are working with the FDA to address the requests and recommendations included in the “complete response” letter and the “warning letter”.

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

In September 2007, we received an “approvable” letter from the FDA for Zmax that set forth requirements to obtain approval for the pediatric acute otitis media (AOM) indication based on pharmacokinetic data. A supplemental filing for pediatric AOM and sinusitis remains under review.

Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA’s concerns. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture.

In July 2007, Wyeth received an “approvable” letter from the FDA for Pristiq, for vasomotor symptoms of menopause, that set forth the additional requirements for approval. We have been systematically working through these requirements and seeking to address the FDA’s concerns, including initiation of an additional clinical trial, which was recently completed.

In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing that set forth the additional requirements for approval. We have been systematically working through these requirements and seeking to address the FDA’s concerns, including initiation of an additional pharmacokinetics study in November 2008.

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

The NDAs for Fablyn (lasofoxifene) for the prevention and treatment of osteoporosis in post-menopausal women and for the treatment of vulvar and vaginal atrophy have been withdrawn. We are exploring strategic options for Fablyn, including but not limited to out-licensing or sale.

Regulatory approvals and filings in the EU and Japan:
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE SUBMITTED
Genotropin	Approval in the EU for adult growth hormone deficiency (Mark VII multidose disposable device)	July 2010	—
Viviant	Approval in Japan for the treatment of post-menopausal osteoporosis	July 2010	—
atorvastatin calcium	Approval in the EU for type II variation for atorvastatin calcium (SORTIS and associated names) for pediatric hyperlipidemia/dyslipidemia	July 2010	—
Macugen	Application submitted in the EU for type II variation for treatment of diabetic macular edema	—	June 2010
Genotropin	Approval in Japan for adult growth hormone deficiency (Mark VII multidose disposable device)	June 2010	—
Xalatan	Application submitted in the EU for pediatric glaucoma	—	April 2010
Lyrica	Approval in Japan for the treatment of pain associated with post-herpetic neuralgia	April 2010	—
Revatio	Application submitted in the EU for pediatric PAH	—	February 2010
Apixaban	Application submitted in the EU for prevention of venous thromboembolism	—	February 2010
Xalacom	Approval in Japan for the treatment of glaucoma	January 2010	—
Prevenar 13 Infant	Application submitted in Japan for prevention of invasive pneumococcal disease in infants and young children	—	December 2009
Sutent	Application submitted in the EU for treatment of pancreatic neuroendocrine tumor	—	December 2009
Xiapex	Application submitted in the EU for treatment of Dupuytren’s contracture	—	December 2009
Toviaz	Application submitted in Japan for overactive bladder	—	September 2009
Lyrica	Application submitted in Japan for neuropathic pain	—	August 2009

Late-stage clinical trials for additional uses and dosage forms for in-line products:
PRODUCT	INDICATION
Eraxis/Vfend Combination	Aspergillosis fungal infections
Lyrica	Epilepsy monotherapy; post-operative pain; central neuropathic pain due to spinal cord injury; peripheral neuropathic pain
Prevnar/Prevenar 13 Adult	Prevention of invasive pneumococcal disease in adults
Revatio	Pediatric PAH
Sutent	Non-small-cell lung cancer; prostate cancer; adjuvant renal cell carcinoma
Zithromax/chloroquine	Malaria

In March 2010, two Phase 3 trials of Sutent for first-line and second-line treatment of metastatic breast cancer were completed and did not meet their primary endpoints. In April 2010, we discontinued a Phase 3 trial for Sutent for advanced liver cancer based on a higher incidence of serious adverse events in the Sutent arm compared to the sorafenib arm and the fact that Sutent did not meet the criteria to demonstrate that it was either superior or non-inferior to sorafenib in the survival of patients with advanced hepatocellular cancer.

New drug candidates in late-stage development in the U.S.:
CANDIDATE	INDICATION
Apixaban
For acute coronary syndrome, the prevention and treatment of venous thromboembolism and prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with Bristol-Myers Squibb Company (BMS)

Aprela (Bazedoxifene-conjugated estrogens)	A tissue-selective estrogen complex for the treatment of menopausal vasomotor symptoms
Axitinib	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2, & 3 for the treatment of advanced renal cell carcinoma
Bapineuzumab
A beta amyloid inhibitor for the treatment of Alzheimer’s disease being developed in collaboration with Janssen Alzheimer Immunotherapy Research & Development, LLC (Janssen AI), a subsidiary of Johnson & Johnson

Bosutinib	An src kinase inhibitor for the treatment of chronic myelogenous leukemia
Crizotinib (PF-02341066)	An oral ALK and c-Met inhibitor for the treatment of advanced non-small-cell lung cancer
Dimebon (latrepirdine)	A novel mitochondrial protectant and enhancer being developed in collaboration with Medivation, Inc., for the treatment of Alzheimer’s disease and Huntington disease
Moxidectin	Treatment of onchocerciasis (river blindness)
Neratinib	A pan-HER inhibitor for the treatment of breast cancer
PF-0299804	A pan-HER tyrosine kinase inhibitor for the treatment of advanced non-small-cell lung cancer
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain
Tasocitinib (CP-690,550)	A JAK-3 kinase inhibitor for the treatment of rheumatoid arthritis

The atrial fibrillation (AF) program of the investigational drug apixaban consists of two trials. First, the Phase 3 ARISTOTLE trial is investigating apixaban compared with warfarin for the prevention of stroke in approximately 18,000 patients with AF. This trial is event driven. As such, it is not possible to predict with certainty when the results of the trial will be available. BMS currently expects to have data from this trial in mid-2011 and to file for U.S. regulatory approval for this indication later in 2011 depending on the results of the trial. Second, in June 2010, the Phase 3 AVERROES study, which included 5,600 patients with AF at risk for stroke who were expected to be or demonstrated to be unsuitable for warfarin, was stopped early due to clear evidence of efficacy. A predefined interim analysis by the independent Data Monitoring Committee showed a clinically important reduction in stroke and systemic embolism in patients who received apixaban as compared to aspirin. After we and BMS have evaluated the full AVERROES data set and have had the appropriate discussions with regulatory authorities, the companies will consider any appropriate changes to the existing regulatory strategy.

Our collaboration with Janssen AI on bapineuzumab, a potential treatment for Alzheimer’s disease, continues with four Phase 3 studies continuing to enroll. In April 2010, Johnson & Johnson announced that the Janssen AI North American studies would be completed (last patient out) in mid-2012. We announced in May 2010 that we expect that the last patient will have completed our 18-month trials, including associated biomarker studies, in 2014.

In March 2010, Pfizer and Medivation, Inc. announced that a Phase 3 trial of Dimebon (latrepiridine) did not meet its co-primary or secondary endpoints. Subsequently, we and Medivation, Inc. agreed to discontinue the CONSTELLATION and CONTACT Phase 3 trials in patients with moderate-to-severe Alzheimer’s disease. We will continue to investigate Dimebon's potential clinical benefit in the 12-month Phase 3 CONCERT trial in patients with mild-to-moderate Alzheimer’s disease and the six-month Phase 3 HORIZON trial in patients with Huntington disease.

Following requests by the FDA, we announced the worldwide suspensions of the osteoarthritis studies of tanezumab on June 23, 2010 and the chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab on July 19, 2010. The FDA’s requests followed a small number of reports of tanezumab osteoarthritis patients experiencing the worsening of osteoarthritis leading to joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations in which tanezumab is being studied. Investigation of the compound continues in certain areas of high unmet medical need, including cancer pain. For the studies on clinical hold, recruitment of new patients and the dosing of existing patients are suspended. We will continue to work with the FDA to reach an understanding about the appropriate scope of continued clinical investigation of tanezumab.

In December 2009, we discontinued a Phase 3 trial of figitumumab in first-line treatment of advanced non-small-cell lung cancer for futility. In March 2010, we discontinued a Phase 3 trial of figitumumab in second/third line treatment of advanced non-small-cell lung cancer for futility.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Strategic Initiatives––Strategy and Recent Transactions” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 116% in the second quarter of 2010 and 156% in the first six months of 2010, compared to the same periods in 2009, which reflects:

●
purchase accounting charges of approximately $727 million in the second quarter of 2010 and $2.1 billion in the first six months of 2010, primarily reflecting the fair value adjustments to inventory acquired from Wyeth in 2009 that was sold in 2010; and

●	the addition of Wyeth’s manufacturing operations.

Foreign exchange had a favorable impact on cost of sales of $99 million in the second quarter of 2010 and an unfavorable impact of $167 million for the first six months of 2010.

Cost of sales as a percentage of revenues in the second quarter of 2010 increased 5.9 percentage points to 21.9% compared to 16% in the same period in 2009. For the first six months of 2010, cost of sales as a percentage of revenues increased 9.3 percentage points to 23.8% compared to 14.5% in the same period in 2009. These increases primarily reflect the fair value purchase accounting adjustments to inventory acquired from Wyeth in 2009 that was sold in 2010, as well as the mix of products and businesses as a result of our acquisition of Wyeth, which were not reflected in the second quarter and first six months of 2009 results.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 43% in the second quarter of 2010 and 48% in the first six months of 2010, compared to the same periods in 2009, which reflects:

●	the addition of Wyeth’s operating costs; and

●	the unfavorable impact of foreign exchange.

Research and Development Expenses

Research and development (R&D) expenses increased 29% in the second quarter of 2010 and 30% in the first six months of 2010, compared to the same periods in 2009, which reflects:

●	the addition of legacy Wyeth operations;

●	continued investment in the late-stage development portfolio; and

●	the unfavorable impact of foreign exchange.

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

As described more fully in our 2009 Annual Report on Form 10-K, since the acquisition of Wyeth, our cost-reduction initiatives announced on January 26, 2009, but not completed as of  December 31, 2009, have been incorporated into a comprehensive plan to integrate Wyeth’s operations, generate cost savings and capture synergies across the combined company. In the aggregate, with the combination of these two initiatives into one comprehensive program, we expect to generate cost reductions, net of investments in the business, of approximately $4 billion to $5 billion, by the end of 2012, at 2008 average foreign exchange rates, in comparison with the 2008 proforma combined adjusted total costs of Pfizer and the legacy Wyeth operations. (For an understanding of adjusted total costs, see the “Adjusted Income” section of this MD&A). We remain on track to meet this target. We have incurred and will continue to incur costs associated with these cost-reduction activities and estimate that these costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred approximately $7.4 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through July 4, 2010.

In May 2010 we announced our plant network strategy for our Global Manufacturing division, excluding Capsugel. We operate plants in 76 locations around the world that manufacture products for our businesses. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Philippines, Puerto Rico, Singapore and the United States. Our Global Manufacturing division’s plant network strategy will result in the exit of 12 of these sites over the next four years.

At the end of the second quarter of 2010, the workforce totaled approximately 112,100, a decrease of 4,400 from December 31, 2009. Since the closing of the Wyeth acquisition on October 15, 2009, the workforce has declined by 8,600, primarily in the U.S. Primary Care field force, manufacturing and R&D operations.

We incurred the following costs in connection with all of our cost-reduction initiatives and the acquisition of Wyeth:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Transaction costs(a)	$4	$184	$13	$553
Integration costs(b)	211	101	419	129
Restructuring charges(c)	671	174	1,160	331
Restructuring charges and certain acquisition-related costs	886	459	1,592	1,013
Additional depreciation––asset restructuring(d)	215	61	308	151
Implementation costs(e)	––	95	––	179
Total	$1,101	$615	$1,900	$1,343
(a)
Transaction costs represent external costs directly related to our acquisition of Wyeth and primarily include expenditures for banking, legal, accounting and other similar services. Substantially all of the costs incurred in the second quarter and first six months of 2009 were fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009 to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes in the first half of 2009.

(b)	Integration costs represent external, incremental costs directly related to integrating Wyeth and primarily include expenditures for consulting and systems integration.
(c)	Restructuring charges include the following:
	Costs Incurred
	Three Months Ended		Six Months Ended			Activity	Accrual
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	2005-2010	Through July 4, 2010(1)	As of July 4, 2010(2)

Employee termination costs	$118	$29	$576	$164	$8,297	$6,000	$2,297
Asset impairments	497	73	503	91	1,955	1,955	––
Other	56	72	81	76	791	657	134
Total restructuring charges	$671	$174	$1,160	$331	$11,043	$8,612	$2,431
(1)	Includes adjustments for foreign currency translation.
(2)	Included in Current deferred tax liabilities and other current liabilities ($1.6 billion) and Other noncurrent liabilities ($831 million).

The restructuring charges in 2010 are related to the integration of Wyeth. From the beginning of our cost-reduction initiatives in 2005 through July 4, 2010, Employee termination costs represent the expected reduction of the workforce by approximately 47,400 employees, mainly in manufacturing, sales and research, of which approximately 29,100 employees have been terminated as of July 4, 2010. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

(d)
Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions and are included in our condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Cost of sales	$113	$32	$126	$95
Selling, informational and administrative expenses	102	8	162	14
Research and development expenses	––	21	20	42
Total	$215	$61	$308	$151
(e)
Implementation costs in the second quarter and first six months of 2009 represent external, incremental costs directly related to implementing cost-reduction initiatives prior to our acquisition of Wyeth, and primarily include expenditures related to system and process standardization and the expansion of shared services. For the three months ended June 28, 2009, implementation costs are included in Cost of sales ($13 million), Selling, informational and administrative expenses ($77 million), Research and development expenses ($11 million) and Other deductions––net ($6 million income). For the six months ended June 28, 2009, implementation costs are included in Cost of sales ($26 million), Selling, informational and administrative expenses ($117 million), Research and development expenses ($31 million) and Other deductions––net ($5 million).

Other Deductions––Net

Other deductions––net changed unfavorably by $199 million in the second quarter of 2010 and by $670 million in the first six months of 2010, compared to the same periods in 2009, which primarily reflects:

●
higher interest expense of $119 million in the second quarter of 2010 and $511 million in the first six months of 2010, primarily associated with the $13.5 billion of senior unsecured notes that we issued in March 2009 and the approximately $10.5 billion of senior unsecured notes that we issued in June 2009 to partially finance the acquisition of Wyeth;

●	lower interest income of $119 million in the second quarter of 2010 and $252 million in the first six months of 2010, primarily due to lower interest rates coupled with lower average cash balances;

●	higher asset impairment charges primarily related to IPR&D intangible assets that were acquired as part of our acquisition of Wyeth; and

●	higher charges for litigation-related matters,

partially offset by:

●	higher gains on asset disposals, including gains on the divestiture of certain Animal Health products and related assets; and

●	higher royalty-related income.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 37.4% for the second quarter of 2010, compared to 25.8% for the second quarter of 2009, and 36.8% for the first six months of 2010, compared to 27.1% for the first six months of 2009. The higher tax rates in the second quarter and first six months of 2010 are primarily the result of:

●	higher charges, incurred as a result of our acquisition of Wyeth, and the mix of jurisdictions in which those charges were incurred; and

●	the expiration of the U.S. research and development tax credit.

The effective tax rate for the first six months of 2010 was additionally impacted by the write-off of the deferred tax asset of approximately $270 million related to the Medicare Part D subsidy for retiree prescription drug coverage, resulting from changes in the U.S. healthcare legislation enacted in March 2010 concerning the tax treatment of that subsidy, effective for tax years beginning after December 31, 2012, partially offset by $410 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

On August 10, 2010, the President signed into law the FMAP/Education Bill (the Bill), which includes education and Medicaid funding provisions, the cost of which is offset with revenue that results from changes to certain aspects of the tax treatment of the foreign-source income of U.S.-based companies. We currently are evaluating the Bill’s impact on the Company. Given the effective dates of the various provisions of the Bill, it will have no impact on our 2010 financial guidance.  Although we are continuing to analyze the provisions of the Bill and its impact on the Company, at this time we do not anticipate that it will require a change in our financial targets for 2012.

ADJUSTED INCOME

General Description of Adjusted Income Measure
Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals, consumer healthcare (over-the-counter) products, vaccines and nutritional products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income. Adjusted total costs represent the total of Adjusted cost of sales, Adjusted SI&A expenses and Adjusted R&D expenses, which are income statement line items prepared on the same basis as, and are components of, the overall Adjusted income measure.

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

We also recognize that, as an internal measure of performance, the Adjusted income measure has limitations, and we do not restrict our performance-management process solely to this metric. A limitation of the Adjusted income measure is that it provides a view of our operations without including all events during a period, such as the effects of an acquisition or amortization of purchased intangibles, and does not provide a comparable view of our performance to other companies in the biopharmaceutical industry. We also use other specifically tailored tools designed to achieve the highest levels of performance. For example, our R&D organization has productivity targets, upon which its effectiveness is measured. In addition, the earn-out of Performance Share Award grants is determined based on a formula that measures our performance using relative total shareholder return.

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

Reconciliation

A reconciliation between Net income attributable to Pfizer Inc. as reported under U.S. GAAP and Adjusted income follows:
	Three Months Ended			Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	% Incr./ (Decr.)	July 4, 2010	June 28, 2009	% Incr./ (Decr.)

Reported net income attributable to Pfizer Inc.	$2,475	$2,261	9%	$4,501	$4,990	(10	) %
Purchase accounting adjustments––net of tax	1,558	416	275	3,687	770	*
Acquisition-related costs––net of tax	864	185	*	1,437	437	229
Discontinued operations––net of tax	1	(3)	133	(1)	(4)	75
Certain significant items––net of tax	61	390	(84)	217	723	(70)
Adjusted income(a)	$4,959	$3,249	53	$9,841	$6,916	42
(a)
The effective tax rate on Adjusted income was 31.7% in the second quarter of 2010, compared to 28.1% in the same period last year. For the first six months of 2010 the effective tax rate on Adjusted income was 30.9%, compared to 29.0% in the same period last year.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

A reconciliation between Reported diluted EPS as reported under U.S. GAAP and Adjusted diluted EPS follows:
	Three Months Ended				Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	% Incr./ (Decr.)		July 4, 2010	June 28, 2009	% Incr./ (Decr.)

Earnings per common share––diluted:
Reported net income attributable to Pfizer Inc. common shareholders(a)	$0.31	$0.34	(9	) %	$0.56	$0.74	(24	) %
Purchase accounting adjustments––net of tax	0.19	0.06	217		0.45	0.11	*
Acquisition-related costs––net of tax	0.11	0.02	*		0.18	0.07	157
Discontinued operations––net of tax	––	––	––		––	––	––
Certain significant items––net of tax	0.01	0.06	(83)		0.03	0.11	(73)
Adjusted net income attributable to Pfizer Inc. common shareholders(a)	$0.62	$0.48	29		$1.22	$1.03	18
(a)
Reported and Adjusted diluted earnings per share in the second quarter and first six months of 2010 were impacted by the increased number of shares outstanding in comparison with the same periods in 2009 resulting primarily from shares issued to partially fund the Wyeth acquisition.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Purchase accounting adjustments:
Amortization, depreciation and other(a)	$1,371	$561	$2,788	$1,107
Cost of sales, primarily related to fair value adjustments of acquired inventory	727	––	2,077	––
In-process research and development charges(b)	––	20	74	20
Total purchase accounting adjustments, pre-tax	2,098	581	4,939	1,127
Income taxes	(540)	(165)	(1,252)	(357)
Total purchase accounting adjustments––net of tax	1,558	416	3,687	770
Acquisition-related costs:
Transaction costs(c)	4	184	13	553
Integration costs(c)	211	101	419	129
Restructuring charges(c)	671	––	1,160	––
Additional depreciation––asset restructuring(d)	215	––	308	––
Total acquisition-related costs, pre-tax	1,101	285	1,900	682
Income taxes	(237)	(100)	(463)	(245)
Total acquisition-related costs––net of tax	864	185	1,437	437
Total discontinued operations––net of tax	1	(3)	(1)	(4)
Certain significant items:
Restructuring charges––cost-reduction initiatives(e)	––	174	––	331
Implementation costs––cost-reduction initiatives(f)	––	156	––	330
Certain legal matters(g)	––	(2)	142	130
Net interest expense––Wyeth acquisition(h)	––	206	––	229
Asset impairment charges(g)	207	––	207	––
Other	(110)	76	(70)	63
Total certain significant items, pre-tax	97	610	279	1,083
Income taxes	(36)	(220)	(62)	(360)
Total certain significant items––net of tax	61	390	217	723
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$2,484	$988	$5,340	$1,926
(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges.
(c)	Included in Restructuring charges and certain acquisition-related costs.
(d)
Amount relates to certain actions taken as a result of our acquisition of Wyeth. Prior to the acquisition of Wyeth on October 15, 2009, additional depreciation for asset restructuring related to our cost-reduction initiatives was classified as a certain significant item and included in implementation costs. For the second quarter of 2010, included in Cost of sales ($113 million) and Selling, informational and administrative expenses ($102 million). For the first six months of 2010, included in Cost of sales ($126 million), Selling, informational and administrative expenses ($162 million) and Research and development expenses ($20 million).

(e)
Represents restructuring charges incurred for our cost-reduction initiatives prior to the acquisition of Wyeth on October 15, 2009. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 4. Cost-Reduction Initiatives and Acquisition-Related Costs).

(f)
Represents implementation costs incurred for our cost-reduction initiatives prior to the acquisition of Wyeth on October 15, 2009. For the second quarter of 2009, included in Cost of sales ($45 million), Selling, informational and administrative expenses ($85 million), Research and development expenses ($32 million) and Other deductions––net ($6 million income). For the first six months of 2009, included in Cost of sales ($121 million), Selling, informational and administrative expenses ($131 million), Research and development expenses ($73 million) and Other deductions––net ($5 million). The foregoing amounts include additional depreciation for asset restructuring of $61 million in the second quarter of 2009 and $151 million in the first six months of 2009.

(g)	Included in Other deductions––net.
(h)
Included in Other deductions––net. Includes interest expense on the senior unsecured notes issued in connection with our acquisition of Wyeth less interest income earned on the proceeds of those notes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Liabilities, as shown below:
(millions of dollars)	July 4, 2010	Dec. 31, 2009
Financial assets:
Cash and cash equivalents	$1,877	$1,978
Short-term investments	17,391	23,991
Short-term loans	515	1,195
Long-term investments and loans	10,524	13,122
Total financial assets	$30,307	$40,286
Debt:
Short-term borrowings, including current portion of long-term debt	$5,509	$5,469
Long-term debt	37,765	43,193
Total debt	$43,274	$48,662
Net financial liabilities	$(12,967)	$(8,376)

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. We believe we have the flexibility to allocate our significant operating cash flows with a continued focus on seeking to provide the highest return for our shareholders, such as potential dividend increases, share repurchases, investments in our business or by paying down outstanding debt. Short-term investments decreased due to the use of proceeds for tax payments made in the first six months of 2010, associated mainly with certain business decisions executed to finance the Wyeth acquisition.

Debt Capacity
We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of July 4, 2010, we had access to $8.5 billion of lines of credit, of which $6.2 billion expire within one year. Of these lines of credit, $8.4 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, of which $5.0 billion expire in late 2010 and $2.0 billion expire in 2013, may be used to support our commercial paper borrowings.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:
(millions of dollars, except ratios and per common share data)	July 4, 2010	Dec. 31, 2009

Cash and cash equivalents and short-term investments and loans	$19,783	$27,164

Working capital(a)	$26,420	$24,445

Ratio of current assets to current liabilities	2.07:1	1.66:1

Shareholders’ equity per common share(b)	$10.76	$11.19
(a)	Working capital includes assets held for sale of $682 million as of July 4, 2010, and $496 million as of December 31, 2009.
(b)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trusts).

The decrease in cash and cash equivalents and short-term investments and loans, as of July 4, 2010, compared to December 31, 2009, was primarily due to the use of proceeds of short-term investments for tax payments made in the first six months of 2010, associated mainly with certain business decisions executed to finance the Wyeth acquisition. The change in working capital and the ratio of current assets to current liabilities was due to the timing of accruals, cash receipts and payments in the ordinary course of business. We are monitoring developments regarding government receivables in several European markets. Where necessary, we will adjust our allowance for doubtful accounts.

During 2010, we expect to contribute from our general assets a total of $907 million to our U.S. qualified pension plans, $453 million to our international pension plans, $245 million to our U.S. supplemental (non-qualified) pension plans, and $229 million to our postretirement plans. The foregoing contributions expected to be made during 2010 include amounts that were contributed during the first half of 2010 (see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans).

Operating Activities

During the first six months of 2010, net cash used in operating activities was $1.5 billion, compared to net cash provided of $7.7 billion in the same period of 2009. The change in operating cash flows was primarily attributable to:

●	income tax payments in the first six months of 2010 of approximately $11.3 billion, associated with certain business decisions executed to finance the Wyeth acquisition; and

●	the timing of receipts and payments in the ordinary course of business.

In 2010, the cash flow line item called Changes in assets and liabilities, net of acquisitions and divestitures reflects the $11.3 billion tax payments described above.

Investing Activities

During the first six months of 2010, net cash provided by investing activities was $9.0 billion, compared to net cash used of $26.6 billion in the same period in 2009. The change in investing cash flows was primarily attributable to:

●
net proceeds from redemption and sales of investments of $9.2 billion in the first six months of 2010, which were used for tax payments in 2010, compared to net purchases of investments of $26.4 billion in the first six months of 2009, primarily reflecting the investment of proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and the proceeds from our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009.

Financing Activities

During the first six months of 2010, net cash used in financing activities was $7.6 billion, compared to net cash provided of $19.0 billion in the same period in 2009. The change in financing cash flows was primarily attributable to:

●
net repayments of borrowings of $4.2 billion in the first six months of 2010 compared to net borrowings of $22.3 billion in the first six months of 2009, primarily reflecting the proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009; and

●	purchases of common stock of $500 million in the first six months of 2010 compared to no purchases in the first six months of 2009,

partially offset by:

●	lower dividend payments in the first six months of 2010 compared to the first six months of 2009.

On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan (the “2008 Stock Purchase Plan”), to be funded by operating cash flows that may be utilized from time to time. In total under the 2005 and 2008 Stock Purchase Plans, through July 4, 2010, we have purchased approximately 741 million shares for approximately $18.5 billion. On May 4, 2010, we announced that we would resume purchasing shares of our common stock as market conditions warrant. We purchased approximately 31 million shares of our common stock in the first six months of 2010, and we did not purchase any shares of our common stock in the first six months of 2009.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 4, 2010, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In June 2010, our Board of Directors declared a dividend of $0.18 per share, payable September 1, 2010 to shareholders of record at the close of business on August 6, 2010.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 2. Adoption of New Accounting Policies.

Recently Issued Accounting Standards, Not Adopted as of July 4, 2010

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

OUR FINANCIAL GUIDANCE FOR 2010

We forecast 2010 revenues of $67.0 billion to $69.0 billion, Reported diluted earnings per common share (EPS) of $0.95 to $1.10 and Adjusted diluted EPS of $2.10 to $2.20. The current exchange rates assumed in connection with the 2010 financial guidance are a blend of the average of the actual rates in effect during first-half 2010 and the mid-July 2010 exchange rates for the remainder of the year. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2010 Adjusted income and Adjusted diluted EPS guidance to 2010 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance follows:
	Full-Year 2010 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$17.0-$17.8	~$2.10-$2.20
Purchase accounting impacts of transactions completed as of July 4, 2010	(6.3)	(0.78)
Acquisition-related costs	(2.4-2.8)	(0.29-0.34)
Certain significant items	(0.2)	(0.03)
Reported Net income attributable to Pfizer Inc./diluted EPS guidance	~$7.7-$8.9	~$0.95-$1.10
(a)
Amounts do not assume the completion of any business-development transactions not completed as of July 4, 2010. Amounts exclude the potential effects of the resolution of litigation-related matters not substantially resolved as of July 4, 2010.

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

OUR FINANCIAL TARGETS FOR 2012

On May 4, 2010, we reduced our target revenue range for 2012 by $800 million to reflect the anticipated financial impact of the U.S. Healthcare Legislation (see the “U.S. Healthcare Legislation” section of this MD&A). We have reaffirmed all other elements of our 2012 targets. We are targeting 2012 revenues of $65.2 billion to $67.7 billion, Reported diluted EPS between $1.58 and $1.73 and Adjusted diluted EPS between $2.25 and $2.35. The current exchange rates assumed in connection with the 2012 financial targets are the mid-July 2010 exchange rates. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2012 Adjusted income and Adjusted diluted EPS targets to 2012 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders targets follows:
Full-Year 2012 Targets
($ billions, except per share amounts)	Net Income (a)	Diluted EPS (a)
Adjusted income/diluted EPS(b) targets	~$18.3-$19.1	~$2.25-$2.35
Purchase accounting impacts of transactions completed as of July 4, 2010	(3.8)	(0.47)
Acquisition-related costs	(1.2-1.6)	(0.15-0.20)
Reported Net income attributable to Pfizer Inc./diluted EPS targets	~$12.9-$14.1	~$1.58-$1.73
(a)
Given the longer-term nature of these targets, they are subject to greater variability and less certainty as a result of potential material impacts related to foreign exchange fluctuations; macroeconomic activity, including inflation; and industry-specific challenges, including changes to government healthcare policy, among others.

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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance or business plans and prospects. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results, including, in particular, the financial guidance and targets and anticipated cost reductions and related expenses set forth in the “Our Financial Guidance for 2010,” “Our Financial Targets for 2012” and “Costs and Expenses––Cost-Reduction Initiatives and Acquisition-Related Costs” sections of this MD&A.

Among the factors that could cause actual results to differ materially from past and projected future results are the following:

●	Success of research and development activities including, without limitation, the ability to meet anticipated clinical trial completion dates and regulatory submission dates for product candidates;

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

●	Ability to meet generic and branded competition after the loss of patent protection for our products or competitor products;

●	Ability to successfully market both new and existing products domestically and internationally;

●	Difficulties or delays in manufacturing;

●	Trade buying patterns;

●	Impact of existing and future legislation and regulatory provisions on product exclusivity;

●	Trends toward managed care and healthcare cost containment;

●	Impact of U.S. Healthcare Legislation enacted in 2010––the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act;

●
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

●
Legal defense costs, insurance expenses, settlement costs and the risk of an adverse decision or settlement related to product liability; patent protection; government investigations; consumer, commercial, securities, environmental and tax issues; ongoing efforts to explore various means for resolving asbestos litigation; and other legal proceedings;

●	Ability to protect our patents and other intellectual property both domestically and internationally;

●	Interest rate and foreign currency exchange rate fluctuations;

●
Governmental laws and regulations affecting domestic and foreign operations including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that result from the enactment in August 2010 of the FMAP/Education Bill and that may result from pending and possible future proposals;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2009 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009; and in Part II, Item 1, of our Quarterly Report on Form 10-Q for the quarter ended April 4, 2010. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Sutent (sunitinib malate)

As previously reported, in May 2010, Mylan Pharmaceuticals, Inc. (Mylan) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent basic patent, which expires in 2021, and two other patents, which expire in 2020 and 2021. In June 2010, we filed suit against Mylan in the U.S. District Court for the District of Delaware asserting the infringement of those three patents.

Lipitor (atorvastatin)

In July 2010, Actavis, Inc. and Actavis Pharma Manufacturing Pvt. Inc. (collectively, Actavis) notified us that they had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Actavis asserts the non-infringement of our patent covering the crystalline form of atorvastatin, which (including the six-month pediatric exclusivity period) expires in 2017, and the non-infringement of two formulation patents, which (including the six-month pediatric exclusivity period) expire in 2013 and 2015. Actavis has not challenged our enantiomer patent, which (including the six-month pediatric exclusivity period) expires in June 2011. In August 2010, we filed an action against Actavis in the U.S. District Court for the District of Delaware asserting the infringement of our crystalline patent.

Protonix (pantoprazole sodium)

Wyeth has an exclusive license to market Protonix in the U.S. from Nycomed GmbH (Nycomed), which owns the patents relating to Protonix. The basic patent (including the six-month pediatric exclusivity period) for Protonix expires in January 2011.

As previously reported, Teva Phamaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) and Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun) launched generic versions of Protonix tablets at risk in December 2007 and January 2008, respectively. Wyeth and Nycomed then filed amended complaints in their pending patent-infringement action against Teva and Sun in the U.S. District Court for the District of New Jersey seeking compensation for damages resulting from the at-risk launches. In April 2010, the jury upheld the validity of the basic patent for Protonix. In July 2010, the court upheld the jury verdict, but it did not issue a judgment against Teva or Sun because of their other claims relating to the patent that still are pending. Wyeth and Nycomed will continue to pursue all available legal remedies, including seeking an injunction against the continuing sale by Teva and Sun of their generic versions of Protonix as well as compensation for damages from Teva and Sun resulting from their at-risk launches.

Separately, as previously reported, in July 2009, Apotex Inc. notified Wyeth that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Protonix and asserting the invalidity of the basic patent for Protonix. In August 2009, Wyeth and Nycomed filed suit against Apotex Inc. in the U.S. District Court for the Northern District of Illinois alleging infringement of the basic patent. In July 2010, after the expiration of that patent, Wyeth and Nycomed dismissed the action. Apotex Inc. will not be entitled to final approval of its abbreviated new drug application until January 2011, when the pediatric exclusivity period for Protonix expires.

Detrol LA (tolterodine)

In March 2008 and May 2010, respectively, Sandoz Inc. (Sandoz) and Mylan notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Detrol LA. They assert the invalidity and/or non-infringement of three formulation patents for Detrol LA, each of which (including the six-month pediatric exclusivity period) expires in 2020. They have not challenged the basic patent, which (including the six-month pediatric exclusivity period) expires in 2012. In June 2010, we filed actions against Sandoz and Mylan in the U.S. District Court for the District of New Jersey asserting the infringement of two of the formulation patents.

Relpax (eletriptan)

In June 2010, we received notices from Apotex Inc. and Apotex Corp. (collectively, Apotex) and from Teva Pharmaceuticals USA, Inc. (Teva USA) that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Relpax. They assert the non-infringement of our patent covering the crystalline form of eletriptan, which expires in 2017. They have not challenged the basic patent, which expires in 2016. In July 2010, we filed actions against Apotex and Teva USA in the U.S. District Court for the Southern District of New York asserting the infringement of the crystalline patent.

Product Litigation

Various Drugs: Off-Label Promotion Cases

●
As previously reported, purported nationwide class actions were filed against us in the U.S. District Court for the District of Massachusetts and the U.S. District Court for the Eastern District of Pennsylvania alleging off-label promotion of certain drugs. In May 2010, the action in Massachusetts was voluntarily dismissed by the plaintiffs. In July 2010, the action in Pennsylvania was dismissed with prejudice by the court.

●
In June 2010, Health Care Service Corporation (HCSC), for itself and its affiliates, Blue Cross and Blue Shield plans in Illinois, New Mexico, Oklahoma and Texas, filed an action against us in the U.S. District Court for the Eastern District of Texas. In July 2010, HCSC amended its complaint. The complaint, as amended, alleges that we engaged in deceptive marketing activities, including off-label promotion, and the payment of improper remuneration to health care professionals with respect to Bextra and Celebrex in violation of, among other things, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and the Illinois Consumer Fraud Act. Also in July 2010, HCSC filed a separate lawsuit against us in the same court including substantially similar allegations regarding Geodon, Lyrica and Zyvox. In both actions, HCSC seeks to recover the amounts that it paid for the specified drugs on behalf of its members in Illinois, New Mexico, Oklahoma, and Texas, as well as treble damages and punitive damages.

●
As previously reported, beginning in September 2009, a number of shareholder derivative actions were filed in the U.S. District Court for the Southern District of New York and in the Supreme Court of the State of New York, County of New York, against certain current and former Pfizer officers and directors. Pfizer is named as a nominal defendant. These actions allege that the individual defendants breached fiduciary duties by, among other things, causing or allowing Pfizer to engage in off-label promotion of certain drugs, including Bextra. Damages in unspecified amounts and other unspecified relief are sought on behalf of Pfizer. In November 2009, the federal cases were consolidated in the Southern District of New York (In re Pfizer Inc Shareholder Derivative Litigation).

In June 2010, the action in state court in New York was stayed pending the outcome of the consolidated federal action. In July 2010, plaintiffs appealed the stay order to the Appellate Division of the Supreme Court of the State of New York.

In July 2010, a shareholder derivative action including substantially similar allegations and seeking substantially similar relief was filed against certain current and former Pfizer officers and directors in the Court of Chancery of the State of Delaware. In August 2010, this action was stayed pending the outcome of the consolidated federal action. In August 2010, an additional shareholder derivative action including substantially similar allegations and seeking substantially similar relief was filed against certain current and former Pfizer officers in the Court of Chancery of the State of Delaware.

In July 2010, the judge in the consolidated federal action confirmed its prior order dismissing certain of the plaintiffs’ claims and declining to dismiss certain other claims. He also dismissed certain defendants.

Trovan

As previously reported, in 2009, we entered into agreements with the Federal Government of Nigeria and the State of Kano, Nigeria, to resolve all of the civil and criminal cases pending against us in Nigeria related to the pediatric clinical study of Trovan that we conducted in Kano during a severe meningitis epidemic in 1996. In May 2010, a lawsuit was filed against the State of Kano and us, among others, in federal court in Nigeria, in Abuja, to both enjoin the part of the settlement agreement with the State of Kano that established a fund to compensate former study participants for alleged injuries and also to seek damages for those alleged injuries. The lawsuit was brought on behalf of 192 individuals who claim to be former study participants. In June 2010, the court agreed to consider various motions filed by us and the State of Kano to dismiss the lawsuit, and it issued an injunction with respect to the implementation of the compensation fund pending its consideration of those motions. In July 2010, the court ruled that it lacked jurisdiction to hear the case and ordered the case transferred to state court in Kano. That ruling has been appealed. The injunction remains in effect pending further proceedings. This action relating to our settlement with the State of Kano has no impact on our settlement with the Federal Government of Nigeria.

Hormone-Replacement Therapy

As previously reported, in November 2008, the State of Nevada filed an action against Pfizer, Pharmacia & Upjohn Company and Wyeth in state court in Nevada alleging that they had engaged in deceptive marketing of their respective hormone-replacement therapy medications in Nevada in violation of the Nevada Deceptive Trade Practices Act. The action seeks monetary relief, including civil penalties and treble damages. In February 2010, the action was dismissed by the court on the grounds that the statute of limitations had expired. In March 2010, the State of Nevada appealed the court’s ruling to the Nevada Supreme Court.

Viagra

As previously reported, in March 2010, we and the representatives of the Multi-District Litigation Plaintiffs’ Steering Committee entered into a master settlement agreement providing for the settlement and dismissal of all pending cases and claims asserting visual injuries allegedly caused by Viagra. The master settlement agreement provides for the payment by us of an amount that is not material to Pfizer following our receipt of a release and stipulation of dismissal from all of the claimants, with provision at our election for a specified reduction in the settlement amount in respect of any claimant who does not timely provide the release and stipulation. The deadline for the submission by claimants of a release and stipulation, which originally had been June 17, 2010, has been extended to August 20, 2010.

Bapineuzumab

In June 2010, a purported class action was filed in the U.S. District Court for the District of New Jersey against Pfizer, as successor to Wyeth, and several former officers of Wyeth. The complaint alleges that Wyeth and the individual defendants violated federal securities laws by making or causing Wyeth to make false and misleading statements, and by failing to disclose or causing Wyeth to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab, a product in development for the treatment of Alzheimer’s disease. The plaintiff seeks to represent a class consisting of all persons who purchased Wyeth securities from May 21, 2007 through July 2008 and seeks damages in an unspecified amount on behalf of the purported class.

In July 2010, a related action was filed in the U.S. District Court for the Southern District of New York against Elan Corporation (Elan), certain directors and officers of Elan, and Pfizer, as successor to Wyeth. This action asserts claims on behalf of purchasers of call options of Elan, a company that jointly developed bapineuzumab with Wyeth until September 2009. The complaint alleges that Elan, Wyeth and the individual defendants violated federal securities laws by making or causing Elan to make false and misleading statements, and by failing to disclose or causing Elan to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab. The plaintiff seeks to represent a class consisting of all persons who purchased Elan call options from June 17, 2008 through July 29, 2008 and seeks damages in an unspecified amount on behalf of the purported class.

Commercial and Other Matters

Acquisition of Wyeth

As previously reported, beginning in late January 2009, several purported class action complaints were filed by Wyeth shareholders challenging Wyeth’s proposed merger with Pfizer. The actions were filed in federal court in New Jersey (the Federal Action) and in state courts in New Jersey and Delaware. Subsequently, the actions filed in state court in New Jersey were consolidated (the New Jersey Action), and the actions filed in state court in Delaware were consolidated (the Delaware Action). The complaints in all of the actions named as defendants Wyeth and the individuals who served as the members of Wyeth’s Board of Directors prior to the consummation of the merger, two of whom are now directors of Pfizer. The complaints in the Federal Action and the Delaware Action also named Pfizer as a defendant. The plaintiffs alleged that (i) each of the members of Wyeth’s pre-merger Board of Directors breached his or her fiduciary duties to Wyeth and its shareholders by authorizing the sale of Wyeth to Pfizer for what plaintiffs deemed “inadequate” consideration; (ii) Wyeth directly breached and/or aided and abetted the other defendants’ alleged breaches of fiduciary duties; and (iii) in the actions in which Pfizer was a defendant, Pfizer aided and abetted the alleged breaches of fiduciary duties by Wyeth and its pre-merger directors. The plaintiffs sought, among other things, to enjoin the defendants from consummating the merger on the agreed-upon terms.

On June 10, 2009, Wyeth, Wyeth’s directors and Pfizer entered into a memorandum of understanding with the plaintiffs in the Delaware Action reflecting an agreement-in-principle to settle the Delaware Action based on their agreement to include in the Pfizer/Wyeth registration statement/proxy statement on Form S-4 certain additional disclosures relating to the transaction. Wyeth, Wyeth’s pre-merger directors and Pfizer each have denied that they committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts alleged in the Delaware Action and expressly maintain that they diligently and scrupulously complied with their fiduciary and other legal duties.

On April 26, 2010, the parties entered into a stipulation of settlement agreeing that the Delaware Action would be dismissed with prejudice and that the defendants and other released persons (affiliates of the defendants) would receive - from or on behalf of all persons and entities who held Wyeth common stock at any time from the date of the announcement of the merger agreement through the date of consummation of the merger - a release of all claims relating to the merger, the merger agreement and the transactions contemplated therein, and the disclosures made in connection therewith. Members of the purported plaintiff class were sent notice of the proposed settlement beginning in early May 2010. A hearing before the Delaware Court of Chancery took place on June 29, 2010 at which the court approved the settlement agreement and dismissed the Delaware Action with prejudice.

On August 4, 2010, the U.S. District Court for the District of New Jersey dismissed the Federal Action with prejudice.

With respect to the New Jersey Action, on April 17, 2009, the court stayed the action in favor of the Delaware Action. On June 10, 2009, the Appellate Division of the Superior Court of New Jersey denied plaintiffs' appeal of the order staying the New Jersey Action.

Pharmacia Cash Balance Pension Plan

As previously reported, in 2006, several current and former employees of Pharmacia Corporation filed a purported class action in the U.S. District Court for the Southern District of Illinois against the Pharmacia Cash Balance Pension Plan (the Plan), Pharmacia Corporation, Pharmacia & Upjohn Company and Pfizer Inc. Plaintiffs claim that the Plan violates the age-discrimination provisions of the Employee Retirement Income Security Act of 1974 by providing certain credits to certain participants only to age 55. In June 2009, the court granted our motion for summary judgment and dismissed the claims against the Plan, Pfizer Inc. and the two Pfizer subsidiaries. In October 2009, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. In July 2010, the Seventh Circuit affirmed the District Court’s dismissal of the claims against the Plan, Pfizer Inc. and the two Pfizer subsidiaries.

Trimegestone

As previously reported, Aventis filed a breach of contract action against Wyeth in the Commercial Court of Nanterre in France arising out of the December 2003 termination by Wyeth of an October 2000 agreement between Wyeth and Aventis relating to the development of hormone-therapy drugs utilizing Aventis’s trimegestone (TMG) progestin. Aventis alleges that the termination was improper and seeks monetary damages and injunctive relief. In January 2009, a three-judge tribunal rendered its decision in favor of Wyeth. In May 2010, the Versailles Court of Appeals reversed the Commercial Court’s decision and appointed experts to hear evidence and make a recommendation to the Court of Appeals concerning damages.

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

In the first six months of 2010, we recognized $410 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2009 Annual Report on Form 10-K, except as discussed in the “U.S. Healthcare Legislation” section of Part I, Item 2, of this Form 10-Q, which section is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the fiscal second quarter of 2010:

Issuer’s Purchases of Equity Securities(a)
Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 5, 2010, through April 30, 2010	51,506	$17.23	––	$5,033,723,295
May 1, 2010, through May 31, 2010	27,783,375	$16.35	27,743,816	$4,579,993,188
June 1, through July 4, 2010	3,178,849	$15.24	3,036,000	$4,533,751,872
Total	31,013,730	$16.24	30,779,816
(a)
On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan (the “2008 Stock Purchase Plan”) to be utilized from time to time. On May 4, 2010, the Company announced that it would resume purchasing its shares as market conditions warrant. In the first six months of 2010, we purchased approximately 31 million shares of our common stock, primarily by using the balance of the authorized amount under the 2005 Stock Purchase Plan as well as a portion of the authorized amount under the 2008 Stock Purchase Plan.

(b)
In addition to the purchases under the 2005 and 2008 Stock Purchase Plans, these columns reflect the following transactions during the fiscal second quarter of 2010: (i) the surrender to Pfizer of 177,468 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, (ii) the open-market purchase by the trustee of 54,617 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards, and (iii) the surrender to Pfizer of 1,829 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees.

Item 3. Defaults Upon Senior Securities
None

Item 5. Other Information
None

Item 6. Exhibits
1) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges
2) Exhibit 15	-	Accountants’ Acknowledgement
3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7) Exhibit 101:
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

Pfizer Inc.
(Registrant)

Dated: August 12, 2010	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)