Form 10-Q
period 2010-10-03
PFIZER INC
filed 2010-11-12
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

YES ☐                        NO ☒

At November 8, 2010, 8,009,951,287 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
October 3, 2010

PART I––FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(millions, except per common share data)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Revenues	$16,171	$11,621	$50,248	$33,472

Costs and expenses:
Cost of sales(a)	3,896	1,789	11,997	4,953
Selling, informational and administrative expenses(a)	4,633	3,282	13,876	9,508
Research and development expenses(a)	2,194	1,632	6,607	5,032
Amortization of intangible assets	1,156	594	3,972	1,755
Acquisition-related in-process research and development charges	––	––	74	20
Restructuring charges and certain acquisition-related costs	499	193	2,091	1,206
Other deductions––net	2,353	160	3,038	175

Income from continuing operations before provision for taxes on income	1,440	3,971	8,593	10,823

Provision for taxes on income	564	1,092	3,198	2,952

Income from continuing operations	876	2,879	5,395	7,871

Discontinued operations––net of tax	(5)	2	(4)	6

Net income before allocation to noncontrolling interests	871	2,881	5,391	7,877

Less: Net income attributable to noncontrolling interests	5	3	24	9

Net income attributable to Pfizer Inc.	$866	$2,878	$5,367	$7,868

Earnings per share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.11	$0.43	$0.67	$1.17
Discontinued operations––net of tax	––	––	––	—
Net income attributable to Pfizer Inc. common shareholders	$0.11	$0.43	$0.67	$1.17

Earnings per share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.11	$0.43	$0.66	$1.16
Discontinued operations––net of tax	––	––	––	—
Net income attributable to Pfizer Inc. common shareholders	$0.11	$0.43	$0.66	$1.16

Weighted-average shares used to calculate earnings per common share:
Basic	8,027	6,730	8,045	6,727
Diluted	8,057	6,762	8,079	6,758

Cash dividends paid per common share	$0.18	$0.16	$0.54	$0.64
(a)	Includes amortization of certain intangible assets, as disclosed in Note 10B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Oct. 3, 2010	Dec. 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$2,176	$1,978
Short-term investments	20,288	23,991
Accounts receivable, less allowance for doubtful accounts	14,302	14,645
Short-term loans	774	1,195
Inventories	8,771	12,403
Current deferred tax assets and other current assets	7,284	6,962
Assets held for sale	494	496
Total current assets	54,089	61,670
Long-term investments and loans	10,344	13,122
Property, plant and equipment, less accumulated depreciation	19,450	22,780
Goodwill	43,787	42,376
Identifiable intangible assets, less accumulated amortization	58,627	68,015
Noncurrent deferred tax assets and other noncurrent assets	5,118	4,986
Total assets	$191,415	$212,949

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$5,158	$5,469
Accounts payable	3,206	4,370
Dividends payable	1	1,454
Income taxes payable	1,620	10,107
Accrued compensation and related items	1,853	2,242
Current deferred tax liabilities and other current liabilities	12,334	13,583
Total current liabilities	24,172	37,225

Long-term debt	39,010	43,193
Pension benefit obligations	5,196	6,392
Postretirement benefit obligations	3,258	3,243
Noncurrent deferred tax liabilities	16,940	17,839
Other taxes payable	8,578	9,000
Other noncurrent liabilities	6,193	5,611
Total liabilities	103,347	122,503

Preferred stock	54	61
Common stock	443	443
Additional paid-in capital	70,678	70,497
Employee benefit trusts	(8)	(333)
Treasury stock	(22,707)	(21,632)
Retained earnings	42,873	40,426
Accumulated other comprehensive (loss)/income	(3,698)	552
Total Pfizer Inc. shareholders’ equity	87,635	90,014
Equity attributable to noncontrolling interests	433	432
Total shareholders’ equity	88,068	90,446
Total liabilities and shareholders’ equity	$191,415	$212,949

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009

Operating Activities:
Net income before allocation to noncontrolling interests	$5,391	$7,877
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash (used in)/provided by operating activities:
Depreciation and amortization	6,493	2,983
Share-based compensation expense	351	258
Asset write-offs and impairment charges	2,956	293
Benefit plan contributions (in excess of)/less than expense	(706)	318
Deferred taxes from continuing operations	1,277	1,121
Other non-cash adjustments	(61)	(248)
Changes in assets and liabilities, net of acquisitions and divestitures	(10,505)	(840)

Net cash provided by operating activities	5,196	11,762

Investing Activities:
Purchases of property, plant and equipment	(966)	(783)
Purchases of short-term investments	(5,018)	(57,148)
Proceeds from redemptions and sales of short-term investments	9,493	31,747
Purchases of long-term investments	(2,674)	(6,053)
Proceeds from redemptions and sales of long-term investments	3,822	4,824
Other investing activities	496	508

Net cash provided by/(used in) investing activities	5,153	(26,905)

Financing Activities:
Increase in short-term borrowings	4,686	28,473
Principal payments on short-term borrowings	(9,265)	(29,976)
Proceeds from issuances of long-term debt	––	23,997
Principal payments on long-term debt	(4)	(910)
Purchases of common stock	(1,000)	––
Cash dividends paid	(4,544)	(4,268)
Other financing activities	32	(101)

Net cash (used in)/provided by financing activities	(10,095)	17,215
Effect of exchange-rate changes on cash and cash equivalents	(56)	40
Net increase in cash and cash equivalents	198	2,112
Cash and cash equivalents at beginning of period	1,978	2,122

Cash and cash equivalents at end of period	$2,176	$4,234

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$11,519	$1,748
Interest	2,039	723

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 29, 2010, and August 23, 2009.

On October 15, 2009, we completed our acquisition of Wyeth and, commencing from the acquisition date, our financial statements include the assets, liabilities, operating results and cash flows of Wyeth. As a result, legacy Wyeth operations are reflected in our results of operations for the third-quarter and nine-month 2010 periods, but not for the third-quarter and nine-month 2009 periods. Also, legacy Wyeth cash flows are reflected for the nine-month period in 2010, but not for the nine-month period in 2009.

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

Recording of Assets Acquired and Liabilities Assumed

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date, as well as adjustments made in the first nine months of 2010 to the amounts initially recorded in 2009 (measurement period adjustments). The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements.

(millions of dollars)	Amounts Recognized as of Acquisition Date (provisional)(a)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (final)

Working capital, excluding inventories	$16,342	$37	$16,379
Inventories(b)	8,388	(417)	7,971
Property, plant and equipment	10,054	(216)	9,838
Identifiable intangible assets, excluding in-process research and development(b)	37,595	(1,533)	36,062
In-process research and development(b)	14,918	(1,096)	13,822
Other noncurrent assets	2,394	––	2,394
Long-term debt	(11,187)	––	(11,187)
Benefit obligations	(3,211)	36	(3,175)
Net tax accounts(c)	(24,773)	1,058	(23,715)
Other noncurrent liabilities	(1,908)	––	(1,908)
Total identifiable net assets	48,612	(2,131)	46,481
Goodwill(d)	19,954	2,127	22,081
Net assets acquired	68,566	(4)	68,562
Less: Amounts attributable to noncontrolling interests	(330)	4	(326)
Total consideration transferred	$68,236	$––	$68,236
(a)	As previously reported in Pfizer’s 2009 Annual Report on Form 10-K.
(b)
These measurement period adjustments were recorded to reflect changes in the estimated fair value of certain intangible assets and inventories. These adjustments were made largely to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

(c)
These measurement period adjustments primarily reflect the tax impact of the pre-tax measurement period adjustments. The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

(d)	Goodwill recognized as of the acquisition date totaled $19,172 million for our Biopharmaceutical segment and $2,909 million for our Diversified segment.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We incurred the following costs in connection with all of our cost-reduction initiatives and the acquisition of Wyeth:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Transaction costs(a)	$––	$19	$13	$572
Integration costs(b)	231	113	650	242
Restructuring charges(c):
Employee termination costs	27	36	603	200
Asset impairments	174	17	677	108
Other	67	8	148	84
Restructuring charges and certain acquisition-related costs	499	193	2,091	1,206
Additional depreciation––asset restructuring, recorded in our Condensed Consolidated Statements of Income as follows(d):
Cost of sales	241	7	367	102
Selling, informational and administrative expenses	28	3	190	17
Research and development expenses	26	––	46	42
Total additional depreciation––asset restructuring	295	10	603	161
Implementation costs(e)	––	70	––	249
Total	$794	$273	$2,694	$1,616
(a)
Transaction costs represent external costs directly related to our acquisition of Wyeth and primarily include expenditures for banking, legal, accounting and other similar services. Substantially all of the costs incurred in 2009 were fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009 to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes in the first half of 2009.

(b)	Integration costs represent external, incremental costs directly related to integrating Wyeth and primarily include expenditures for consulting and systems integration.
(c)
Restructuring charges in 2010 are related to the integration of Wyeth. From the beginning of our cost-reduction initiatives in 2005 through October 3, 2010, Employee termination costs represent the expected reduction of the workforce by approximately 46,600 employees, mainly in manufacturing, sales and research, of which approximately 33,400 employees have been terminated as of October 3, 2010. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)
Implementation costs in the three months and nine months ended September 27, 2009 represent external, incremental costs directly related to implementing cost-reduction initiatives prior to our acquisition of Wyeth, and primarily include expenditures related to system and process standardization and the expansion of shared services. For the three months ended September 27, 2009, implementation costs are included in Cost of sales ($16 million), Selling, informational and administrative expenses ($48 million), Research and development expenses ($5 million) and Other deductions––net ($1 million). For the nine months ended September 27, 2009, implementation costs are included in Cost of sales ($42 million), Selling, informational and administrative expenses ($165 million), Research and development expenses ($36 million) and Other deductions––net ($6 million).

The components of restructuring charges associated with all of our cost-reduction initiatives and the acquisition of Wyeth follow:

(millions of dollars)	Costs Incurred 2005-2010	Activity through Oct. 3, 2010(a)	Accrual as of Oct. 3, 2010(b)

Employee termination costs	$8,324	$6,387	$1,937
Asset impairments	2,129	2,129	––
Other	858	754	104
Total restructuring charges	$11,311	$9,270	$2,041
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Current deferred tax liabilities and other current liabilities ($1.6 billion) and Other noncurrent liabilities ($482 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Other (Income)/Deductions––Net

The following table sets forth details related to amounts recorded in Other deductions––net:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Interest income(a)	$(100)	$(171)	$(297)	$(620)
Interest expense(a)	428	369	1,339	769
Net interest expense	328	198	1,042	149
Royalty-related income	(158)	(35)	(395)	(142)
Net gain on asset disposals	(13)	(40)	(243)	(81)
Legal matters, net(b)	712	54	886	130
Certain asset impairment charges(c)	1,478	6	1,710	96
Other, net	6	(23)	38	23
Other deductions––net	$2,353	$160	$3,038	$175
(a)
Interest expense increased in 2010 due to our issuance of $13.5 billion of senior unsecured notes on March 24, 2009 and approximately $10.5 billion of senior unsecured notes on June 3, 2009, primarily related to the acquisition of Wyeth as well as the addition of legacy Wyeth debt. Interest income decreased in 2010 due to lower interest rates coupled with lower average investment balances.

(b)
Legal matters, net in the three-month and nine-month periods ended October 3, 2010 includes an additional $701 million charge for asbestos litigation related to our wholly owned subsidiary, Quigley Company, Inc.

(c)
The asset impairment charges in the three-month and nine-month periods ended October 3, 2010 are primarily related to intangible assets acquired as part of our acquisition of Wyeth, including IPR&D assets, Brands and, to a lesser extent, Developed Technology Rights. See also Note 3. Acquisition of Wyeth and Note 10B. Goodwill and Other Intangible Assets: Other Intangible Assets. The impairment charges result from our current estimate of the fair value of these assets, based upon updated forecasts, compared with their assigned fair values as of the Wyeth acquisition date, October 15, 2009. The fair value of acquired identifiable intangible assets generally is determined using an income approach that starts with a forecast of all of the expected future net cash flows associated with the asset which are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Our updated forecasts of net cash flows for the impaired assets, reflect, among other things the following: for IPR&D assets, the impact of changes to the development programs, the projected development and regulatory timeframes and the risk associated with these assets; for Brand assets, the current competitive environment and planned investment support; and, for Developed Technology Rights, an increased competitive environment. Of these amounts, in the third quarter of 2010, about $900 million related to our Biopharmaceutical segment and $600 million related to our Diversified segment. The nine-month period of 2010 also included another $200 million in impairments related to our Biopharmaceutical segment.

Note 6. Taxes on Income

Our effective tax rate for continuing operations was 39.2% for the third quarter of 2010, compared to 27.5% for the third quarter of 2009, and 37.2% for the first nine months of 2010, compared to 27.3% for the first nine months of 2009. The higher tax rates in the third quarter and first nine months of 2010 are primarily the result of:

●	higher expenses incurred as a result of our acquisition of Wyeth, and the mix of jurisdictions in which those expenses were incurred;

●	the expiration of the U.S. research and development tax credit; and

●
the non-recurrence of a tax benefit of $174 million that was recorded in the third quarter of 2009 related to the final resolution of a previously disclosed settlement which resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position;

partially offset by:

●	the tax benefit associated with the charge incurred for asbestos litigation discussed in Note 5. Other (Income)Deductions––Net.

The effective tax rate for the first nine months of 2010 was additionally impacted by the write-off of the deferred tax asset of approximately $270 million related to the Medicare Part D subsidy for retiree prescription drug coverage, resulting from changes in the U.S. healthcare legislation enacted in March 2010 concerning the tax treatment of that subsidy, effective for tax years beginning after December 31, 2012, offset by $460 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Comprehensive Income

The components of comprehensive income follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Net income before allocation to noncontrolling interests	$871	$2,881	$5,391	$7,877
Other comprehensive income/(loss):
Currency translation adjustment and other	786	599	(4,105)	2,853
Net unrealized losses on derivative financial instruments	(59)	(43)	(300)	(210)
Net unrealized gains/(losses) on available-for-sale securities	26	86	(86)	312
Benefit plan adjustments	(45)	(459)	239	(282)
Total other comprehensive income/(loss)	708	183	(4,252)	2,673
Total comprehensive income before allocation to noncontrolling interests	1,579	3,064	1,139	10,550
Less: Comprehensive income/(loss) attributable to noncontrolling interests	5	(3)	23	11
Comprehensive income attributable to Pfizer Inc.	$1,574	$3,067	$1,116	$10,539

Note 8. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:

(millions of dollars)	Oct. 3, 2010	Dec. 31, 2009
Selected financial assets measured at fair value on a recurring basis(a) :
Trading securities(b)	$169	$184
Available-for-sale debt securities(c)	27,558	32,338
Available-for-sale money market funds(d)	862	2,569
Available-for-sale equity securities, excluding money market funds(c)	211	281
Derivative financial instruments in receivable positions(e):
Interest rate swaps	740	276
Foreign currency forward-exchange contracts	263	502
Foreign currency swaps	226	798
Total	30,029	36,948
Other selected financial assets(f):
Short-term loans, carried at cost(g)	774	1,195
Held-to-maturity debt securities, carried at amortized cost(c)	1,797	812
Private equity securities, carried at cost or equity method(h)	881	811
Long-term loans, carried at cost(g)	680	784
Total	4,132	3,602
Total selected financial assets(i)	$34,161	$40,550
Financial liabilities measured at fair value on a recurring basis(a):
Derivative financial instruments in a liability position(j):
Foreign currency forward-exchange contracts	$737	$237
Foreign currency swaps	684	528
Interest rate swaps	5	25
Total	1,426	790
Other financial liabilities(k):
Short-term borrowings, carried at historical proceeds, as adjusted(f), (l)	5,158	5,469
Long-term debt, carried at historical proceeds, as adjusted(m), (n)	39,010	43,193
Total	44,168	48,662
Total selected financial liabilities	$45,594	$49,452
(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $100 million as of October 3, 2010, and $77 million as of December 31, 2009 of investments that use Level 1 inputs in the calculation of fair value. None of our financial assets and liabilities measured at fair value on a recurring basis are valued using Level 3 inputs as of October 3, 2010 or December 31, 2009.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)	Trading securities are held in trust for legacy business acquisition severance benefits.
(c)	Gross unrealized gains and losses are not significant.
(d)
Includes approximately $625 million of money market funds held in escrow to secure certain of Wyeth’s payment obligations under its 1999 Nationwide Class Action Settlement Agreement, which relates to litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin (see Note 8G. Financial Instruments: Guarantee).

(e)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $118 million and foreign currency swaps with fair values of $51 million as of October 3, 2010; and foreign currency swaps with fair values of $106 million and foreign currency forward-exchange contracts with fair values of $100 million as of December 31, 2009.

(f)
The differences between the estimated fair values and carrying values of our financial assets and short-term liabilities not measured at fair value on a recurring basis were not significant as of October 3, 2010 or December 31, 2009.

(g)	Our short-term and long-term loans are due from companies with highly rated securities (Standard & Poor’s (S&P) ratings of mostly AA or better).
(h)	Our private equity securities represent investments in the life sciences sector.
(i)
The decrease in selected financial assets is primarily due to the use of proceeds of short-term investments for repayment of short-term borrowings and for tax payments made in the first quarter of 2010, associated with certain business decisions executed to finance the Wyeth acquisition.

(j)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $88 million and foreign currency swaps with fair values of $59 million as of October 3, 2010; and foreign currency forward-exchange contracts with fair values of $122 million and foreign currency swaps with fair values of $3 million as of December 31, 2009.

(k)	The carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.
(l)	Includes foreign currency borrowings with fair values of $1.9 billion as of October 3, 2010, and $1.1 billion as of December 31, 2009, which are used as hedging instruments.
(m)	Includes foreign currency debt with fair value of $863 million as of October 3, 2010, and $2.1 billion as of December 31, 2009, which is used as a hedging instrument.
(n)	The fair value of our long-term debt is $44.8 billion as of October 3, 2010, and $46.2 billion as of December 31, 2009.

We use a market approach to determine the fair value of our financial assets and liabilities and apply the following methods and assumptions:

●	Trading equity securities––quoted market prices.

●	Trading debt securities––observable market interest rates.

●	Available-for-sale debt securities––third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data and credit-adjusted interest rate yield curves.

●	Available-for-sale money market funds––observable Net Asset Value prices.

●	Available-for-sale equity securities, excluding money market funds––third-party pricing services that principally use a composite of observable prices.

●
Derivative financial instruments (assets and liabilities)––third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data. Where applicable, these models discount future cash flow amounts using market-based observable inputs including interest rate yield curves, and forward and spot prices for currencies. The credit risk impact to our derivative financial instruments was not significant.

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

●
Private equity securities, excluding equity-method investments––application of the implied volatility associated with an observable biotech index to the carrying amount of our portfolio and, to a lesser extent, performance multiples of comparable securities adjusted for company-specific information.

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

These selected financial assets and liabilities are presented in the Condensed Consolidated Balance Sheets as follows:

(millions of dollars)	Oct. 3, 2010	Dec. 31, 2009
Assets
Cash and cash equivalents	$1,526	$666
Short-term investments	20,288	23,991
Short-term loans	774	1,195
Long-term investments and loans	10,344	13,122
Current deferred tax assets and other current assets(a)	278	526
Noncurrent deferred tax assets and other noncurrent assets(b)	951	1,050
Total	$34,161	$40,550
Liabilities
Short-term borrowings, including current portion of long-term debt	$5,158	$5,469
Current deferred tax liabilities and other current liabilities(c)	795	369
Long-term debt	39,010	43,193
Other noncurrent liabilities(d)	631	421
Total	$45,594	$49,452
(a)
As of October 3, 2010, derivative instruments at fair value include foreign currency forward-exchange contracts ($262 million) and foreign currency swaps ($16 million) and, as of December 31, 2009, include foreign currency forward-exchange contracts ($503 million) and foreign currency swaps ($23 million).

(b)
As of October 3, 2010, derivative instruments at fair value include interest rate swaps ($740 million) and foreign currency swaps ($211 million) and, as of December 31, 2009, include foreign currency swaps ($774 million) and interest rate swaps ($276 million).

(c)
As of October 3, 2010, derivative instruments at fair value include foreign currency forward-exchange contracts ($737 million), foreign currency swaps ($53 million) and interest rate swaps ($5 million) and, as of December 31, 2009, include foreign currency forward-exchange contracts ($237 million) and foreign currency swaps ($132 million).

(d)
As of October 3, 2010, derivative instruments at fair value include foreign currency swaps ($631 million) and, as of December 31, 2009, include foreign currency swaps ($396 million) and interest rate swaps ($25 million).

We regularly evaluate all of our financial assets for impairment. For investments in debt and equity securities, when a decline in fair value, if any, is determined to be other-than-temporary, an impairment charge is recorded, and a new cost basis in the investment is established. For loans, an impairment charge is recorded if it is probable that we will not be able to collect all amounts due according to the loan agreement. There were no significant impairments of financial assets recognized in the first nine months of 2010 or the year ended December 31, 2009.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt and Equity Securities

The contractual maturities of the available-for-sale and held-to-maturity debt securities as of October 3, 2010, follow:

	Years
(millions of dollars)	Within 1	Over 1 to 5	Total as of Oct. 3, 2010
Available-for-sale debt securities:
Western European and other government debt	$15,799	$2,938	$18,737
Corporate debt(a)	1,225	1,759	2,984
Western European and other government agency debt	1,099	88	1,187
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	101	2,241	2,342
Supranational debt	692	153	845
Reverse repurchase agreements(b)	796	––	796
U.S. government Federal Deposit Insurance Corporation guaranteed debt	––	561	561
Certificates of deposit	58	––	58
Other asset-backed securities	12	36	48
Held-to-maturity debt securities:
Certificates of deposit and other	1,791	6	1,797
Total debt securities	$21,573	$7,782	$29,355
Trading securities			169
Available-for-sale money market funds(c)			862
Available-for-sale equity securities, excluding money market funds			211
Total			$30,597
(a)	Largely issued by above-investment-grade institutions in the financial services sector.
(b)	Very short-term agreements involving U.S. government securities.
(c)	Consisting of securities issued by the U.S. government and its agencies or instrumentalities and reverse repurchase agreements involving the same investments held.

C. Short-Term Borrowings
Short-term borrowings include amounts for commercial paper of $1.2 billion as of October 3, 2010 and $3.9 billion as of December 31, 2009.

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

E. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk—A significant portion of our revenues, earnings and net investments in foreign affiliates is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk, in part, through operational means, including managing expected same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. These financial instruments serve to protect net income and net investments against the impact of the translation into U.S. dollars of certain foreign exchange-denominated transactions. The aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $58.2 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flows relates to our $2.4 billion U.K. pound debt maturing in 2038.

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

We entered into derivative financial instruments to hedge or offset the fixed interest rates on the hedged item, matching the amount and timing of the hedged item. The aggregate notional amount of interest rate derivative financial instruments is $11.3 billion. The derivative financial instruments hedge U.S. dollar and euro fixed-rate debt.

Information about gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk is as follows:

	Gains/(Losses)
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Derivative Financial Instruments in Fair Value Hedge Relationships
Interest rate swaps
Recognized in OID(a)	$––	$5	$––	$(2)
Foreign currency swaps
Recognized in OID(a)	(1)	(2)	(1)	(2)
Derivative Financial Instruments in Cash Flow Hedge Relationships
U.S. Treasury interest rate locks
Recognized in OID(a)	$––	$––	$––	$(11)
Recognized in OCI(a), (b)	––	––	––	(16)
Reclassified from OCI to OID(a), (b)	––	––	––	––
Foreign currency swaps
Recognized in OID(a)	––	––	––	––
Recognized in OCI(a), (b)	656	185	(1,000)	100
Reclassified from OCI to OID(a), (b)	815	245	(440)	400
Foreign currency forward exchange contracts
Recognized in OID(a)	––	––	––	––
Recognized in OCI(a), (b)	(1)	(2)	(2)	5
Reclassified from OCI to OID(a), (b)	––	2	2	17
Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps
Recognized in OID(a)	$1	$––	$––	$(1)
Recognized in OCI(a), (b)	(39)	(40)	(78)	(1)
Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps
Recognized in OID(a)	$6	$3	$6	$17
Foreign currency forward-exchange contracts
Recognized in OID(a)	419	(354)	(943)	(795)
Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings
Recognized in OID(a)	$––	$––	$––	$––
Recognized in OCI(a), (b)	(96)	(62)	(195)	26
Foreign currency long-term debt
Recognized in OID(a)	––	––	––	––
Recognized in OCI(a), (b)	(38)	(111)	(72)	––
(a)	OID = Other (income)/deductions––net. OCI = Other comprehensive income/(loss), included in the balance sheet account Accumulated other comprehensive (loss)/income.
(b)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(loss)––Net unrealized gains/(losses) on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––Currency translation adjustment and other.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For information about the fair value of our derivative financial instruments, and the impact on our Condensed Consolidated Balance Sheets, see Note 8A. Financial Instruments: Selected Financial Assets and Liabilities. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $1.2 billion, for which we have posted collateral of $1.2 billion in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on October 3, 2010, we would have been required to post an additional $29 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

F. Credit Risk
On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of October 3, 2010, we had $1.8 billion due from a well-diversified, highly rated group (S&P ratings of primarily A+ or better) of bank counterparties around the world. See Note 8B. Financial Instruments: Investment in Debt and Equity Securities for a distribution of our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of October 3, 2010, we received cash collateral of $391 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. The collateral received obligations are reported in Short-term borrowings, including current portion of long-term debt.

G. Guarantee
On April 15, 2010, Wyeth LLC (Wyeth), a wholly owned subsidiary of Pfizer Inc. (Pfizer), entered into the Tenth Amendment (Tenth Amendment) to the 1999 Diet Drug Nationwide Settlement Agreement (Settlement Agreement) related to the litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin. Pursuant to the Tenth Amendment, Pfizer entered into an agreement to guarantee Wyeth's obligation to make certain payments under the Settlement Agreement up to a maximum amount of $1.5 billion (Guarantee). The Guarantee will remain in effect until the termination of Wyeth's long-term obligation to make such payments.  The Guarantee became a legal, valid and binding obligation of Pfizer on July 12, 2010, ten days after the approval of the Tenth Amendment by the United States District Court for the Eastern District of Pennsylvania. This Guarantee also had the effect of releasing approximately $575 million from a money market fund held in escrow to secure these Wyeth obligations.

Note 9. Inventories

The components of inventories follow:

(millions of dollars)	Oct. 3, 2010	Dec. 31, 2009

Finished goods	$4,117	$5,249
Work-in-process	3,799	5,776
Raw materials and supplies	855	1,378
Total inventories(a)	$8,771	$12,403
(a)
The decrease in total inventories is primarily due to the inventory sold during the first nine months of 2010 that was acquired from Wyeth and had been recorded at fair value, as well as operational reductions and the impact of foreign exchange. Also, in the third quarter of 2010, we recorded, in Cost of sales, a write-off of inventory of $212 million (which includes a purchase accounting fair value adjustment of $104 million) primarily related to Biopharmaceutical inventory acquired as part of our acquisition of Wyeth that became unusable after the acquisition date.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 3, 2010, follow:

(millions of dollars)	Biopharmaceutical	Diversified	Other(a)	Total

Balance, December 31, 2009	$22,165	$173	$20,038	$42,376
Additions	––	19	2,127 (b)	2,146
Other(c)	(551)	(6)	(178)	(735)
Allocation of Other goodwill(a)	19,091	2,896	(21,987)	––
Balance, October 3, 2010	$40,705	$3,082	$––	$43,787
(a)
The Other goodwill relates to our acquisition of Wyeth that was unallocated and subject to change until we completed the recording of the assets acquired and liabilities assumed from Wyeth (see Note 3. Acquisition of Wyeth).

(b)	Reflects the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth).
(c)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

The components of identifiable intangible assets, primarily included in our Biopharmaceutical segment, follow:

	October 3, 2010			December 31, 2009
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$68,436	$(24,782)	$43,654	$68,870	$(21,223)	$47,647
Brands	1,622	(587)	1,035	1,637	(535)	1,102
License agreements	633	(219)	414	622	(119)	503
Trademarks	107	(72)	35	113	(73)	40
Other	435	(245)	190	488	(231)	257
Total amortized finite-lived intangible assets	71,233	(25,905)	45,328	71,730	(22,181)	49,549
Indefinite-lived intangible assets:
Brands(a)	10,264	––	10,264	12,562	––	12,562
In-process research and development(a)	2,965	––	2,965	5,834	––	5,834
Trademarks	70	––	70	70	––	70
Total indefinite-lived intangible assets	13,299	––	13,299	18,466	––	18,466
Total identifiable intangible assets(b)	$84,532	$(25,905)	$58,627	$90,196	$(22,181)	$68,015
(a)
The decrease in Brands and IPR&D assets is related to the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth) and asset impairment charges (see Note 5. Other (Income)/Deductions––Net).

(b)
The decrease in total identifiable intangible assets is primarily related to amortization of finite-lived intangible assets, the impact of measurement period adjustments (see Note 3. Acquisition of Wyeth) and asset impairment charges (see Note 5. Other (Income)/Deductions––Net) and the impact of foreign exchange.

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield a successful product. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects as a mechanism for achieving a successful portfolio of approved products. As such, it is likely that many of these IPR&D assets will become impaired and be written-off at some time in the future.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.2 billion for the third quarter of 2010, $626 million for the third quarter of 2009, $4.1 billion for the first nine months of 2010 and $1.9 billion for the first nine months of 2009.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
For the Three Months Ended:
Service cost	$83	$51	$7	$5	$55	$46	$18	$7
Interest cost	183	116	19	12	103	85	52	30
Expected return on plan assets	(193)	(115)	—	—	(105)	(96)	(7)	(6)
Amortization of:
Actuarial losses	38	51	7	7	17	6	7	4
Prior service costs/(credits)	—	1	(1)	(1)	(1)	—	(15)	(1)
Curtailments and settlements––net	(3)	47	8	2	—	1	(4)	2
Special termination benefits	7	5	3	—	1	3	1	2
Net periodic benefit costs	$115	$156	$43	$25	$70	$45	$52	$38
For the Nine Months Ended:
Service cost	$266	$162	$22	$15	$172	$133	$61	$22
Interest cost	562	351	59	37	319	240	160	91
Expected return on plan assets	(595)	(349)	—	—	(324)	(268)	(23)	(19)
Amortization of:
Actuarial losses	114	161	22	23	50	18	7	13
Prior service costs/(credits)	1	2	(2)	(2)	(3)	(2)	(24)	(3)
Curtailments and settlements––net	(72)	101	(1)	15	(5)	2	(6)	7
Special termination benefits	57	24	155	—	4	5	13	17
Net periodic benefit costs	$333	$452	$255	$88	$213	$128	$188	$128

The decrease in net periodic benefit costs in the first nine months of 2010 compared to the first nine months of 2009 for our U.S. qualified pension plans was primarily driven by curtailment gains associated with Wyeth-related restructuring initiatives.  The acquisition of Wyeth contributed to the increase in certain components of net periodic benefit costs, such as service cost and interest cost, offset by related expected return on plan assets.

The increase in net periodic benefit costs in the first nine months of 2010 compared to the first nine months of 2009 for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits recognized for certain executives as part of Wyeth-related restructuring initiatives.

The increase in net periodic benefit costs in the first nine months of 2010 compared to the first nine months of 2009 for our international pension plans was primarily driven by the decrease in the discount rate and other differences in actuarial assumptions.

For the first nine months of 2010, we contributed from our general assets $901 million to our U.S. qualified pension plans, $326 million to our U.S. supplemental (non-qualified) pension plans, $286 million to our international pension plans and $182 million to our postretirement plans.

During 2010, we expect to contribute from our general assets a total of $901 million to our U.S. qualified pension plans, $456 million to our international pension plans, $420 million to our U.S. supplemental (non-qualified) pension plans, and $243 million to our postretirement plans. Contributions expected to be made during 2010 are inclusive of amounts contributed during the first nine months of 2010. The international pension plan, U.S. supplemental (non-qualified) pension plan and postretirement plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) were computed using the following data:

	Three Months Ended		Nine Months Ended
(in millions)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
EPS Numerator––Basic:
Income from continuing operations	$876	$2,879	$5,395	$7,871
Less: Net income attributable to noncontrolling interests	5	3	24	9
Income from continuing operations attributable to Pfizer Inc.	871	2,876	5,371	7,862
Less: Preferred stock dividends––net of tax	1	—	2	2
Income from continuing operations attributable to Pfizer Inc. common shareholders	870	2,876	5,369	7,860
Discontinued operations––net of tax	(5)	2	(4)	6
Net income attributable to Pfizer Inc. common shareholders	$865	$2,878	$5,365	$7,866

EPS Numerator––Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$871	$2,876	$5,371	$7,862
Discontinued operations––net of tax	(5)	2	(4)	6
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$866	$2,878	$5,367	$7,868

EPS Denominator
Weighted-average number of common shares outstanding––Basic	8,027	6,730	8,045	6,727
Common share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	30	32	34	31
Weighted-average number of common shares outstanding––Diluted	8,057	6,762	8,079	6,758

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	419	406	419	406
(a)
These common stock equivalents were outstanding during the three and nine months ended October 3, 2010 and September 27, 2009, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Segment profit/(loss) is measured based on income from continuing operations before provision for taxes on income and income attributable to noncontrolling interests. Certain costs, such as significant impacts of purchase accounting for acquisitions, restructuring and acquisition-related costs, costs related to our cost-reduction initiatives and certain asset impairment charges are included in Corporate/Other only. This methodology is utilized by management to evaluate our businesses. Each segment is managed separately and offers different products requiring different marketing and distribution strategies.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues and profit/(loss) by segment for the three months and nine months ended October 3, 2010 and September 27, 2009 follow:

	Three Months Ended(a)		Nine Months Ended(a)
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Revenues
Biopharmaceutical	$13,945	$10,677	$43,472	$30,842
Diversified	2,150	855	6,533	2,379
Corporate/Other(b)	76	89	243	251
Total revenues	$16,171	$11,621	$50,248	$33,472

Segment profit/(loss)(c)
Biopharmaceutical	$7,005	$5,501	$22,844	$15,868
Diversified	530	230	1,647	598
Corporate/Other(b), (d)	(6,095)	(1,760)	(15,898)	(5,643)
Total profit	$1,440	$3,971	$8,593	$10,823
(a)
Includes revenues and profit/(loss) from legacy Wyeth products and operations for the three months and nine months ended October 3, 2010. Revenues and profit/(loss) from legacy Wyeth products and operations are not included in the three months and nine months ended September 27, 2009. Prior-period amounts for Capsugel, which were previously classified in Corporate/Other, are now classified in Diversified.

(b)
Corporate/Other includes, among other things, Pfizer CentreSource, which includes contract manufacturing and bulk pharmaceutical chemical sales. Corporate/Other under Segment profit/(loss) also includes, among other things, interest income/(expense), corporate administration expenses, certain performance-based and all share-based compensation expenses, most purchase accounting adjustments, all acquisition-related costs, substantially all restructurings and significant asset impairments and litigation charges.

(c)
Segment profit/(loss) equals Income from continuing operations before provision for taxes on income. Certain costs are included in Corporate/Other only (see note (b) above). This methodology is utilized by management to evaluate our businesses.

(d)
For the three months ended October 3, 2010, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.6 billion, including intangible asset amortization related to our acquisitions of Wyeth in 2009 and Pharmacia in 2003 and charges related to fair value adjustments of inventory acquired as part of our acquisition of Wyeth and sold during the period; (ii) restructuring and acquisition-related costs of $794 million, related to our acquisition of Wyeth; (iii) intangible asset impairments of $1.5 billion (pre-tax) related to certain intangible assets acquired as part of our acquisition of Wyeth; (iv) Wyeth–related inventory write-off of $212 million (pre-tax) (which includes a purchase accounting fair value adjustment of $104 million), primarily related to Biopharmaceutical inventory; and (v) net interest expense of $328 million.

For the three months ended September 27, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $564 million, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $141 million; (iii) acquisition-related costs of $132 million, primarily related to our acquisition of Wyeth; and (iv) net interest expense of $198 million.

For the nine months ended October 3, 2010, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $6.6 billion, including intangible asset amortization related to our acquisitions of Wyeth in 2009 and Pharmacia in 2003 and charges related to fair value adjustments of inventory acquired as part of our acquisition of Wyeth and sold during the period; (ii) restructuring and acquisition-related costs of $2.7 billion, related to our acquisition of Wyeth; (iii) intangible asset impairments of $1.7 billion (pre-tax) related to certain intangible assets acquired as part of our acquisition of Wyeth; (iv) Wyeth-related inventory write-off of $212 million (pre-tax) (which includes a purchase accounting fair value adjustment of $104 million), primarily related to Biopharmaceutical inventory; and (v) net interest expense of $1.0 billion.

For the nine months ended September 27, 2009, Corporate/Other includes: (i) significant impacts of purchase accounting for acquisitions of $1.7 billion, including intangible asset amortization and other charges, primarily related to our acquisition of Pharmacia in 2003; (ii) acquisition-related costs of $814 million, primarily related to our acquisition of Wyeth; (iii) restructuring charges and implementation costs associated with our cost-reduction initiatives of $802 million; and (iv) net interest expense of $149 million.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant product revenues are as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Biopharmaceutical products:
Lipitor	$2,534	$2,853	$8,104	$8,259
Enbrel(a), (b)	799	––	2,409	––
Lyrica	757	708	2,242	2,020
Celebrex	578	602	1,752	1,714
Prevnar/Prevenar 13(a)	735	––	1,590	––
Effexor(a)	175	––	1,512	––
Viagra	459	466	1,429	1,343
Xalatan/Xalacom	416	436	1,287	1,238
Norvasc	330	488	1,120	1,487
Prevnar/Prevenar (7-valent)(a)	179	––	1,030	––
Zyvox	285	271	876	811
Premarin family(a)	263	––	779	––
Sutent	257	246	771	671
Geodon/Zeldox	262	252	763	713
Detrol/Detrol LA	237	283	758	845
Zosyn/Tazocin(a)	255	––	749	––
Genotropin	211	232	650	636
Vfend	200	196	595	555
Protonix(a)	203	––	535	––
Chantix/Champix	163	155	522	524
BeneFIX(a)	156	––	474	––
Zoloft	126	128	390	368
Caduet	127	130	388	392
Aromasin	111	123	361	347
Revatio	116	111	352	319
Pristiq(a)	118	––	341	––
Medrol	119	106	341	334
Cardura	95	109	312	330
Aricept(c)	100	108	310	311
Zithromax/Zmax	90	85	303	299
BMP2(a)	101	––	298	––
Rapamune(a)	104	––	292	––
ReFacto AF/Xyntha(a)	102	––	290	––
Fragmin	84	82	258	244
Tygacil(a)	78	––	250	––
Alliance revenues(d)	1,042	692	3,107	1,872
All other(e)	1,978	1,815	5,932	5,210
Total Biopharmaceutical products	13,945	10,677	43,472	30,842
Diversified:
Animal Health(e)	860	678	2,599	1,863
Consumer Healthcare(a)	673	––	2,014	––
Nutrition(a)	441	––	1,375	––
Capsugel(f)	176	177	545	516
Total Diversified	2,150	855	6,533	2,379
Corporate/Other	76	89	243	251
Total revenues	$16,171	$11,621	$50,248	$33,472
(a)	Represents legacy Wyeth products for the three and nine months ended October 3, 2010. Legacy Wyeth products are not included in the three and nine months ended September 27, 2009.
(b)	Outside the U.S. and Canada.
(c)	Represents direct sales under license agreement with Eisai. Co. Ltd.
(d)	Enbrel (in the U.S. and Canada)(a), Aricept, Exforge, Rebif and Spiriva.
(e)	Includes legacy Pfizer and legacy Wyeth products for the three and nine months ended October 3, 2010 and includes only legacy Pfizer products in the three and nine months ended September 27, 2009.
(f)	Prior-period amounts for Capsugel, which were previously classified in Corporate/Other, are now classified in Diversified.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues by geographic area follow:

	Three Months Ended(a)			Nine Months Ended(a)
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	% Change	Oct. 3, 2010	Sept. 27, 2009	% Change
United States	$7,112	$4,816	48%	$21,807	$14,309	52%
Developed Europe(b)	3,840	3,137	22	12,313	8,726	41
Developed Rest of World(c)	2,377	1,958	21	7,401	5,648	31
Emerging Markets(d)	2,842	1,710	66	8,727	4,789	82
Total revenues	$16,171	$11,621	39	$50,248	$33,472	50
(a)
Includes revenues from legacy Wyeth products for the three and nine months ended October 3, 2010. Revenues from legacy Wyeth products are not included in the three and nine months ended September 27, 2009.

(b)	Developed Europe region includes the following markets: Western Europe and the Scandinavian countries.
(c)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand, and South Korea.
(d)
Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe, Russia and Turkey. Within the Biopharmaceutical segment, revenues from South Korea in 2009 have been reclassified from the Emerging Markets unit to the appropriate developed market units to conform to the current-year presentation.

Note 14. Subsequent Events

On October 12, 2010, we announced that we have entered into a definitive merger agreement to acquire King Pharmaceuticals, Inc. (King) for $3.6 billion in cash, or $14.25 per share, without interest. King’s principal businesses consist of a prescription pharmaceutical business focused on delivering new formulations of pain treatments designed to discourage common methods of misuse and abuse; the Meridian auto-injector business for emergency drug delivery, which develops and manufactures the EpiPen®; and an animal health business that offers a variety of feed-additive products for a wide range of species. The Boards of Directors of both Pfizer and King have approved the transaction. On October 22, 2010, in accordance with the terms of the merger agreement, a subsidiary of Pfizer commenced a cash tender offer to purchase all of the outstanding shares of King common stock for $14.25 net per share in cash, without interest (the “Offer”). Completion of the Offer is subject to customary conditions including, among others, (i) a majority of the shares of King common stock issued and outstanding (on a fully diluted basis, without giving effect to compensatory equity awards that may be validly canceled under the merger agreement upon completion of the Offer) being validly tendered and not validly withdrawn, and (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expiring and all other authorizations, consents, and approvals of or notices or filings with any foreign antitrust or competition regulatory authority having been made or obtained. If the Offer is successfully completed, then, following receipt of approval by King’s shareholders if required, Pfizer expects to consummate a merger that would result in all King shares being canceled and converted into the right to receive $14.25 net per share in cash, without interest. Pfizer and King are targeting a late fourth-quarter 2010 or first-quarter 2011 closing, assuming execution of the tender process and receipt of the appropriate regulatory clearances.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of October 3, 2010, the related condensed consolidated statements of income for the three-month and nine-month periods ended October 3, 2010, and September 27, 2009, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 3, 2010, and September 27, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not represented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
November 12, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance and Operating Environment. This section, beginning on page 25, provides information about the following: our business; our performance during the third quarter and first nine months of 2010; the anticipated impacts of the recently enacted healthcare legislation in the U.S.; our operating environment; and our strategic initiatives.

●
Acquisition of Wyeth. This section, on page 30, discusses our 2009 acquisition of Wyeth and adjustments made in the first nine months of 2010 to the provisional allocation of the purchase price. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of Wyeth.

●
Revenues. This section, beginning on page 31, provides an analysis of our products and revenues for the three and nine month periods ended October 3, 2010 and September 27, 2009, as well as an overview of important product developments.

●	Costs and Expenses. This section, beginning on page 43, provides a discussion about our costs and expenses.

●
Provision for Taxes on Income. This section, beginning on page 46, provides a discussion of items impacting our tax provision for the periods presented and of two items that will impact our tax provision in the future.

●	Adjusted Income. This section, beginning on page 47, provides a discussion of an alternative view of performance used by management.

●
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 51, provides an analysis of our balance sheets as of October 3, 2010 and December 31, 2009 and cash flows for the first nine months of 2010 and 2009, as well as a discussion of our outstanding debt and commitments that existed as of October 3, 2010, and December 31, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards. This section, on page 53, discusses recently adopted accounting standards and recently issued accounting standards not adopted as of October 3, 2010

●
Our Financial Guidance for 2010 and Our Financial Targets for 2012. These sections, on page 54, provide a discussion of our financial guidance for full-year 2010 and our financial targets for full-year 2012.

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

Components of the Condensed Consolidated Statements of Income follow:

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	Oct. 3, 2010	Sept. 27, 2009	% Change	Oct. 3, 2010	Sept. 27, 2009	% Change
Revenues	$16,171	$11,621	39%	$50,248	$33,472	50%

Cost of sales	3,896	1,789	118	11,997	4,953	142
% of revenues	24.1%	15.4%		23.9%	14.8%

Selling, informational and administrative expenses	4,633	3,282	41	13,876	9,508	46
% of revenues	28.7%	28.2%		27.6%	28.4%

Research and development expenses	2,194	1,632	34	6,607	5,032	31
% of revenues	13.6%	14.0%		13.1%	15.0%

Amortization of intangible assets	1,156	594	95	3,972	1,755	126
% of revenues	7.1%	5.1%		7.9%	5.2%

Acquisition-related in-process research and development charges	—	—	—	74	20	270
% of revenues	—%	—%		0.1%	0.1%

Restructuring charges and certain acquisition-related costs	499	193	159	2,091	1,206	73
% of revenues	3.1%	1.7%		4.2%	3.6%

Other deductions––net	2,353	160	*	3,038	175	*

Income from continuing operations before provision for taxes on income	1,440	3,971	(64)	8,593	10,823	(21)
% of revenues	8.9%	34.2%		17.1%	32.3%

Provision for taxes on income	564	1,092	(48)	3,198	2,952	8

Effective tax rate	39.2%	27.5%		37.2%	27.3%

Income from continuing operations	876	2,879	(70)	5,395	7,871	(31)
% of revenues	5.4%	24.8%		10.7%	23.5%

Discontinued operations––net of tax	(5)	2	*	(4)	6	*

Net income before allocation to noncontrolling interests	871	2,881	(70)	5,391	7,877	(32)
% of revenues	5.4%	24.8%		10.7%	23.5%

Less: Net income attributable to noncontrolling interests	5	3	67	24	9	167
Net income attributable to Pfizer Inc.	$866	$2,878	(70)	$5,367	$7,868	(32)

% of revenues	5.4%	24.8%		10.7%	23.5%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.11	$0.43	(74)	$0.67	$1.17	(43)
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.11	$0.43	(74)	$0.67	$1.17	(43)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.11	$0.43	(74)	$0.66	$1.16	(43)
Discontinued operations––net of tax	—	—	—	—	—	—
Net income attributable to Pfizer Inc. common shareholders	$0.11	$0.43	(74)	$0.66	$1.16	(43)

Cash dividends paid per common share	$0.18	$0.16		$0.54	$0.64
*	Calculation not meaningful.
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

On October 15, 2009, we completed our acquisition of Wyeth and, commencing from the acquisition date, our financial statements include the assets, liabilities, operating results and cash flows of Wyeth. As a result, legacy Wyeth operations are reflected in our results of operations for the third-quarter and nine-month 2010 periods, but not for the third-quarter and nine-month 2009 periods. Also, legacy Wyeth cash flows are reflected for the nine-month period in 2010, but not for the nine-month period in 2009.

Our 2010 Performance

Revenues increased 39% in the third quarter of 2010 to $16.2 billion, compared to $11.6 billion in the same period in 2009, due to the inclusion of revenues from legacy Wyeth products of $5.2 billion, which favorably impacted revenues by 44%, partially offset by the net revenue decrease from legacy Pfizer products of $458 million, or 4%, and the unfavorable impact of foreign exchange, which decreased revenues by approximately $160 million, or 1%.

Revenues increased 50% in the first nine months of 2010 to $50.2 billion, compared to $33.5 billion in the same period in 2009, due to the inclusion of revenues from legacy Wyeth products of $15.9 billion, which favorably impacted revenues by 48%, and the favorable impact of foreign exchange, which increased revenues by approximately $1.2 billion, or 3%, partially offset by the net revenue decrease from legacy Pfizer products of $285 million, or 1%.

The significant impacts on revenues for the third quarter and first nine months of 2010, compared to the same periods in 2009, are as follows:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010 vs. Sept. 27, 2009 Increase/(decrease)	% Change	Oct. 3, 2010 vs. Sept. 27, 2009 Increase/(decrease)	% Change
Enbrel (outside the U.S. and Canada)(a)	$799	*	$2,409	*
Prevnar/Prevenar 13(a)	735	*	1,590	*
Effexor(a), (b)	175	*	1,512	*
Prevnar/Prevenar (7-valent)(a)	179	*	1,030	*
Premarin family(a)	263	*	779	*
Zosyn/Tazocin(a)	255	*	749	*
Protonix(a)	203	*	535	*
BeneFIX(a)	156	*	474	*
Pristiq(a)	118	*	341	*
ReFacto AF/Xyntha(a)	102	*	290	*
Detrol/Detrol LA	(46)	(16)	(87)	(10)
Lipitor(b)	(319)	(11)	(155)	(2)
Camptosar(b)	(53)	(63)	(181)	(65)
Norvasc(b)	(158)	(32)	(367)	(25)
Alliance revenues(a)	350	51	1,235	66
All Other Biopharmaceutical(a)	163	9	722	14
Animal Health(a)	182	27	736	40
Consumer Healthcare(a)	673	*	2,014	*
Nutrition(a)	441	*	1,375	*
(a)	Third quarter and first nine months of 2010 reflects the inclusion of revenues from legacy Wyeth products.
(b)
Effexor lost exclusivity in the U.S. in July 2010. Lipitor lost exclusivity in Canada in May 2010 and in Spain in July 2010. Camptosar lost exclusivity in Europe in July 2009. Norvasc lost exclusivity in Canada in July 2009.

*	Calculation not meaningful.

In the third quarter of 2010, U.S. revenues were $7.1 billion, an increase of 48% compared to the same period in 2009, and for the first nine months of 2010, U.S. revenues were $21.8 billion, an increase of 52% compared to the same period in 2009.  International revenues in the third quarter of 2010 were $9.1 billion, an increase of 33% compared with the same period in 2009, which reflects 35% operational growth partially offset by a 2% unfavorable impact of foreign exchange.  International revenues in the first nine months of 2010 were $28.4 billion, an increase of 48% compared with the same period in 2009, which reflects 42% operational growth and a 6% favorable impact of foreign exchange. The operational revenue growth in U.S. and international revenues in the third quarter and first nine months of 2010 reflects the inclusion of operational revenues from legacy Wyeth products partially offset by lower operational revenues from legacy Pfizer products.

Income from continuing operations for the third quarter of 2010 was $876 million, compared to $2.9 billion in the third quarter of 2009, reflecting:

●	expenses associated with the legacy Wyeth operations;

●	the impact of purchase accounting adjustments primarily related to the Wyeth acquisition, on Cost of sales and Amortization of intangible assets;

●
impairment charges of $1.5 billion (pre-tax) related to certain intangible assets acquired as part of the Wyeth acquisition (see further discussion in the “Costs and Expenses––Other (Income)/Deductions” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of Wyeth, Note 5. Other (Income)/Deductions-Net) and Note 10B. Goodwill and Other Intangible Assets: Other Intangible Assets;

●	higher Restructuring charges and certain acquisition-related costs related to the Wyeth acquisition;

●
an additional charge for asbestos litigation of $701 million (pre-tax) related to our wholly owned subsidiary Quigley Company, Inc. (for additional information, see Part II––Other Information; Item I. Legal Proceedings of this Form 10-Q);

●
a write-off of Wyeth-related inventory of $212 million (pre-tax) (which includes a purchase accounting fair value adjustment of $104 million) (see Notes to Condensed Consolidated Financial Statements—Note 9. Inventories); and

●	an increase in the 2010 effective tax rate (see further discussion in the “Provision for Taxes on Income” section of this MD&A),

partially offset by:

●	increased revenues, due to the inclusion of revenues from legacy Wyeth products.

Income from continuing operations for the first nine months of 2010 was $5.4 billion, compared to $7.9 billion in the first nine months of 2009, which was impacted by the aforementioned items as well as:

●	higher net interest expense, mainly due to the issuance of debt in connection with the acquisition of Wyeth and the addition of legacy Wyeth debt, as well as lower interest income; and

●	the favorable impact of foreign exchange.

U.S. Healthcare Legislation

Principal Provisions Affecting Us
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation), was enacted in the U.S. This legislation has both current and longer-term impacts on us, as discussed below.

Certain provisions of the U.S. Healthcare Legislation became effective earlier this year, while other provisions will become effective on various dates over the next several years. The principal provisions affecting us provide for the following:

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

Current and Anticipated Financial Impacts
Our revenues were adversely impacted by $64 million in the third quarter of 2010 and $182 million in the first nine months of 2010, compared to the same periods last year, as a result of the increase in the minimum rebate on branded prescription drugs sold to Medicaid beneficiaries and the extension of Medicaid prescription drug rebates to drugs dispensed to enrollees in certain Medicaid managed care organizations and, to a lesser extent, the expansion of the types of institutions eligible for the “340B discounts” for outpatient drugs. We expect that full-year 2010 revenues will be adversely impacted by approximately $300 million as a result of the U.S. Healthcare Legislation. Further, we expect that the foregoing provisions, together with discounts on branded prescription drug sales to Medicare Part D participants who are in the Medicare “doughnut hole” and the annual fee based on branded prescription drug sales to specified government programs, will adversely affect revenues by approximately $900 million in 2011 and $800 million in 2012. In view of these anticipated impacts, on May 4, 2010 we reduced our target revenue range for 2012 by $800 million. However, we have reaffirmed all of the other components of our 2012 financial targets. (See the “Our Financial Targets for 2012” section of this MD&A for additional information.) The May 4, 2010 reduction in our target revenues for 2012 reflected, among other things, our estimate of the annual fee based on branded prescription drug sales to specified government programs. The Emerging Issues Task Force (EITF), a U.S. accounting standards-setting body, is expected to issue guidance late this year on the accounting classification of this fee, as either a reduction of revenues or as an expense, and the timing of the recognition of the fee. We will adjust our 2012 financial targets, if necessary, based on any guidance that may be issued by the EITF.

In the first nine months of 2010, our income tax expense increased due to, among other things, the write-off, in the first quarter of 2010, of the deferred tax asset of approximately $270 million to account for the loss of the deduction, for tax years beginning after December 31, 2012, of an amount equal to the subsidy from the federal government related to our provision of prescription drug coverage to Medicare-eligible retirees. This write-off was recorded in Provision for taxes on income in our Condensed Consolidated Statement of Income. (For additional information on the impact of this write-off on our effective tax rate for the first nine months of 2010, see the “Provision for Taxes on Income” section of this MD&A.)

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

Our Operating Environment

Industry-Specific Challenges
The majority of our revenues come from the manufacture and sale of Biopharmaceutical products. As explained more fully in Pfizer’s 2009 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive, and we face a number of industry-specific challenges, which can significantly impact the sales of our products. These factors include, among others: the loss or expiration of intellectual property rights, the regulatory environment and pipeline productivity, pricing and access pressures and increasing competition among branded products.

We expect that we will lose exclusivity for Lipitor in the U.S. in November 2011 and, as a result, will lose the substantial portion of our U.S. revenues from Lipitor shortly thereafter. We have granted Watson Laboratories, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which is expected to commence in November 2011. As Watson’s exclusive supplier, we will manufacture and sell Lipitor tablets to Watson. While the loss of exclusivity for Lipitor will occur at various times in developed markets outside the U.S., we expect to maintain a significant portion of the Lipitor revenues in those markets through 2011. We do not expect that Lipitor revenues in emerging markets will be materially impacted by loss of exclusivity over the next several years.  In 2009, revenues from Lipitor were approximately $5.7 billion in the U.S. and approximately $5.7 billion in markets outside the U.S. (of which approximately $900 million was attributable to emerging markets). In addition, we lost exclusivity for Effexor XR in the U.S. in July 2010, and we expect to lose exclusivity for various other products over the next few years, including:

●	Aricept 5mg and 10mg tablets in the U.S. in November 2010;
●	Vfend tablets in the U.S. and Brazil in the first quarter of 2011;
●	Xalatan in the U.S. in March 2011; and
●
Xalatan and Xalacom in the majority of major European markets in July 2011. We are pursuing a pediatric extension for Xalatan in Europe. If we are successful, the loss of exclusivity in the majority of major European markets will be postponed by six months to January 2012.

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

With regard to the regulatory environment, we received “warning letters” from the FDA in April 2010 with respect to the clinical trial for Geodon for the treatment of bipolar mania in children and in June 2010 with respect to the reporting of certain post-marketing adverse events relating to certain drugs. We are working with the FDA to address the issues raised in those letters.

The Overall Economic Environment
In addition to industry-specific factors, we, like other businesses, continue to face the effects of the weak economy. The weak economy has impacted our Biopharmaceutical operations in the U.S. and Europe, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the weak economy, including high unemployment levels, and increases in co-pays sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. The weak economy in the U.S. also has increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, during the third quarter of 2010, we continued to experience pricing pressure as a result of the economic environment in Europe, with government-mandated reductions in prices for certain biopharmaceutical products in certain European countries.

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

Foreign Exchange Risk
A significant portion of our revenues and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the U.K. pound, the Japanese yen, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact, on net income. Therefore, significant shifts in currencies can impact our short-term results as well as our long-term forecasts and targets.

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A; Part II, Item 1A, Risk Factors, of this Form 10-Q; and Part I, Item 1A, Risk Factors, of our 2009 Annual Report on Form 10-K.

Our Strategic Initiatives––Strategy and Recent Transactions

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business-development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business-development opportunities. The 2012 target revenue range that we have announced (see the “Our Financial Targets for 2012” section of this MD&A) contemplates a modest level of business-development activity of up to approximately 5% of our 2012 revenue target. We are especially interested in opportunities in our Emerging Markets and Established Products units within our Biopharmaceutical segment and our “invest to win” therapeutic areas––oncology, pain, inflammation, Alzheimer’s disease, psychoses, diabetes – as well as vaccines and biologics.

We entered into the following business development transactions subsequent to our third quarter ended October 3, 2010:

●
On October 12, 2010, we announced that we have entered into a definitive merger agreement to acquire King Pharmaceuticals, Inc. (King) for $3.6 billion in cash, or $14.25 per share, without interest. King’s principal businesses consist of a prescription pharmaceutical business focused on delivering new formulations of pain treatments designed to discourage common methods of misuse and abuse; the Meridian auto-injector business for emergency drug delivery, which develops and manufactures the EpiPen®; and an animal health business that offers a variety of feed-additive products for a wide range of species. The Boards of Directors of both Pfizer and King have approved the transaction. On October 22, 2010, in accordance with the terms of the merger agreement, a subsidiary of Pfizer commenced a cash tender offer to purchase all of the outstanding shares of King common stock for $14.25 net per share in cash, without interest (the “Offer”). Completion of the Offer is subject to customary conditions including, among others, (i) a majority of the shares of King common stock issued and outstanding (on a fully diluted basis, without giving effect to compensatory equity awards that may be validly canceled under the merger agreement upon completion of the Offer) being validly tendered and not validly withdrawn and (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expiring and all other authorizations, consents, and approvals of or notices or filings with any foreign antitrust or competition regulatory authority having been made or obtained. If the Offer is successfully completed, then, following receipt of approval by King’s shareholders if required, Pfizer expects to consummate a merger that would result in all King shares being canceled and converted into the right to receive $14.25 net per share in cash, without interest. Pfizer and King are targeting a late fourth-quarter 2010 or first-quarter 2011 closing, assuming execution of the tender process and receipt of the appropriate regulatory clearances.

●
On November 8, 2010, we consummated our previously announced partnership to develop and commercialize generic medicines with Laboratório Teuto Brasileiro S.A, (Teuto) a leading generics company in Brazil. As part of the transaction, we acquired a 40 percent equity stake in Teuto, and the companies entered into a series of commercial agreements. In accordance with the terms of our purchase agreement with Teuto, we have two representatives on Teuto’s Board of Directors. The partnership is expected to enhance our position in Brazil, a key emerging market, by providing access to Teuto’s portfolio of products. Through this partnership, we expect to also have access to significant distribution networks in rural and suburban areas in Brazil and the opportunity to register and commercialize Teuto’s products in various markets outside of Brazil. Under the terms of our purchase agreement with Teuto, we made an upfront payment at the closing of approximately $230 million (subject to certain post-closing adjustments). In addition, Teuto will be eligible to receive a performance-based milestone payment from us in 2012. We have an option to acquire the remaining 60 percent of Teuto’s shares beginning in 2014, and Teuto’s shareholders have an option to sell their 60 percent stake to us beginning in 2015. Our equity interest in Teuto will be accounted for under the equity method of accounting.

●
On October 18, 2010, we announced that we have entered into a strategic global agreement with Biocon, a Biotechnology company based in India, for the worldwide commercialization of Biocon’s biosimilar versions of insulin and insulin analog products: Recombinant Human Insulin, Glargine, Aspart and Lispro. We will have exclusive rights to commercialize these products globally, with certain exceptions, including co-exclusive rights for all of the products with Biocon in Germany, India and Malaysia. We will also have co-exclusive rights with existing Biocon licensees with respect to certain of these products, primarily in a number of developing markets. Biocon will remain responsible for the clinical development, manufacture and supply of these biosimilar insulin products, as well as for regulatory activities to secure approval for these products in various markets. Biocon’s Recombinant Human Insulin formulations are approved in 27 countries in developing markets, and commercialized in 23 of those countries, while Glargine has been launched in its first market, India. Under the terms of the strategic global agreement, we will make upfront payments totaling $200 million in the fourth quarter of 2010, of which $100 million will be paid to Biocon and $100 million will be paid into an escrow account. The payment into the escrow account will be released to Biocon based on achievement of certain milestones. Biocon also is eligible to receive additional development and regulatory milestone payments of up to $150 million and will receive additional payments based on our sales of Biocon’s four insulin biosimilar products across global markets.

●
On October 6, 2010, we completed our acquisition of FoldRx Pharmaceuticals, Inc. (FoldRx), a privately held drug discovery and clinical development company, whose portfolio includes clinical and preclinical programs for investigational compounds to treat diseases caused by protein misfolding. FoldRx’s lead product candidate, tafamidis meglumine, is in registration in the EU as an oral, disease-modifying therapy for TTR amyloid polyneuropathy, a progressively fatal genetic neurodegenerative disease, for which liver transplant is the only treatment option currently available. Upon closing of the acquisition, we made an upfront payment to FoldRx’s shareholders and we will make future contingent payments if certain milestones are achieved.

On October 6, 2010, we announced that we are reviewing strategic alternatives for our Capsugel unit, which may include divestiture. Capsugel is part of our Diversified segment and is the world’s leading provider of hard capsules and an innovator in drug delivery systems. We expect to make an announcement regarding the results of this review by the end of the first quarter of 2011.

In connection with our acquisition of Wyeth, we are required to divest certain animal health assets.  Certain of these assets were sold in 2009. In the first nine months of 2010, we completed the divestiture of certain animal health products and related assets in Australia, China, the European Union, Switzerland and Mexico. It is possible that additional non-significant divestitures of animal health assets may be required based on ongoing regulatory reviews in other jurisdictions worldwide.

ACQUISITION OF WYETH

On October 15, 2009 (the acquisition date), we acquired all of the outstanding equity of Wyeth in a cash-and-stock transaction, valued at the acquisition date at approximately $68 billion.

In 2009, we recorded provisional amounts for the assets acquired and liabilities assumed, which were adjusted in the first nine months of 2010 (measurement period adjustments). See Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of Wyeth.

The measurement period adjustments primarily affected intangible assets, including in-process research and development (IPR&D) assets, inventories and the net tax accounts. The adjustments for identifiable intangible assets consist of adjustments recorded to reflect changes in the estimated fair values of certain intangibles (IPR&D, Brands and Developed Technology Rights), and inventories and the related tax effects on those changes. These adjustments were made largely to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date, such as the following: for IPR&D assets, long-term expectations as to patient population, general market potential, and the risk associated with these assets; for Brand assets, consensus views of the competitive environment, as well as market potential; and, for Developed Technology Rights, expected revenues after loss of exclusivity.  The measurement period adjustments did not result from intervening events subsequent to the acquisition date.

The measurement period adjustments did not have a significant impact on our consolidated statements of income, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. In addition, neither the measurement period adjustments nor the underlying scientific and market data leading to the changes impacted our financial guidance for 2010 (see the “Our Financial Guidance for 2010” section of this MD&A) or our financial targets for 2012 (see the “Our Financial Targets for 2012” section of this MD&A).

REVENUES

Worldwide revenues by segment and geographic area for the third quarter and first nine months of 2010 and 2009 follow:

							% Change in Revenues
							World-		Inter-
	Worldwide(a)		U.S.(a)		International(a)		wide	U.S.	national
	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,	Oct. 3,	Sept. 27,
(millions of dollars)	2010	2009	2010	2009	2010	2009	10/09	10/09	10/09
Three Months Ended:
Biopharmaceutical	$13,945	$10,677	$6,298	$4,448	$7,647	$6,229	31	42	23
Diversified	2,150	855	792	347	1,358	508	151	128	167
Corporate/Other(b)	76	89	22	21	54	68	(15)	5	(21)
Total Revenues	$16,171	$11,621	$7,112	$4,816	$9,059	$6,805	39	48	33
Nine Months Ended:
Biopharmaceutical	$43,472	$30,842	$19,554	$13,347	$23,918	$17,495	41	47	37
Diversified	6,533	2,379	2,168	901	4,365	1,478	175	141	195
Corporate/Other(b)	243	251	85	61	158	190	(3)	39	(17)
Total Revenues	$50,248	$33,472	$21,807	$14,309	$28,441	$19,163	50	52	48
(a)
Reflects the inclusion of revenues from legacy Wyeth products for the three and nine months ended October 3, 2010. Legacy Wyeth revenues are not included in the three and nine months ended September 27, 2009. Prior-period amounts for Capsugel, which previously were classified as Corporate/Other, now are included in Diversified.

(b)	Includes revenues primarily from Pfizer CentreSource, which includes contract manufacturing and bulk pharmaceutical chemical sales.

Worldwide revenues by segment and by unit for the third quarter and first nine months of 2010 and 2009 follow:

	Three Months Ended(a)			Nine Months Ended(a)
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009(b)	% Change	Oct. 3, 2010	Sept. 27, 2009(b)	% Change

Biopharmaceutical:
Primary care(c)	$5,653	$5,540	2	$17,442	$16,040	9
Specialty care	3,717	1,577	136	11,009	4,465	147
Established products(d)	2,168	1,657	31	7,682	4,986	54
Emerging markets	2,072	1,529	36	6,294	4,270	47
Oncology(e)	335	374	(10)	1,045	1,081	(3)
Total Biopharmaceutical	13,945	10,677	31	43,472	30,842	41
Diversified:
Animal Health	860	678	27	2,599	1,863	40
Consumer Healthcare	673	––	*	2,014	––	*
Nutrition	441	––	*	1,375	––	*
Capsugel	176	177	(1)	545	516	6
Total Diversified	2,150	855	151	6,533	2,379	175
Corporate/Other(f)	76	89	(15)	243	251	(3)
Total revenues	$16,171	$11,621	39	$50,248	$33,472	50
(a)
Reflects the inclusion of revenues from legacy Wyeth products for the three and nine months ended October 3, 2010. Legacy Wyeth revenues are not included in the three and nine months ended September 27, 2009. Prior-period amounts for Capsugel, which previously were classified as Corporate/Other, now are included in Diversified.

(b)
Within the Biopharmaceutical segment, revenues from South Korea in 2009 have been reclassified from the Emerging Markets unit to the appropriate developed market units to conform to the current-year presentation, which reflects the fact that the commercial operations of South Korea, effective January 1, 2010, are managed within the appropriate developed market units.

(c)
The legacy Pfizer Primary Care unit was negatively impacted by 4% in the third quarter of 2010 and by 1% in the first nine months of 2010 due the loss of exclusivity of Lipitor in Canada in May 2010 and in Spain in July 2010.

(d)
The legacy Pfizer Established Products unit was negatively impacted by 6% in the third quarter of 2010 and by 5% in the first nine months of 2010 due to the loss of exclusivity for Norvasc in Canada in July 2009, which was partially offset by the favorable impact of 1% in the third quarter and 1% in the first nine months of 2010 due to the reclassification of Camptosar’s European revenues to the Established Products unit, effective January 1, 2010.

(e)
Legacy Pfizer Oncology unit revenues in the third quarter and first nine months of 2010 do not include Camptosar’s European revenues due to Camptosar’s loss of exclusivity in Europe in July 2009. The reclassification of those revenues to the Established Products unit effective January 1, 2010, negatively impacted the legacy Pfizer Oncology unit’s performance by 16% in third-quarter 2010, and 20% in the first nine months of 2010, compared to the same periods last year.

(f)	Includes revenues primarily from Pfizer CentreSource, which includes contract manufacturing and bulk pharmaceutical chemical sales.
*	Calculation not meaningful.

Biopharmaceutical Revenues

Worldwide Biopharmaceutical revenues for the third quarter of 2010 were $13.9 billion, an increase of 31% compared to the third quarter of 2009.  The increase was due to:

●	the inclusion of operational revenues from legacy Wyeth products of approximately $3.9 billion, which favorably impacted Biopharmaceutical revenues by 37%,

partially offset by:

●
the decrease in operational revenues of approximately $468 million, or 4% from legacy Pfizer products overall, including Lipitor Norvasc and Camptosar all of which were impacted by the loss of exclusivity in certain markets, as well as Detrol/Detrol LA; and

●	the strengthening of the U.S. dollar relative to other currencies, primarily the euro and the U.K. pound, which unfavorably impacted Biopharmaceutical revenues by approximately $173 million, or 2%.

Worldwide Biopharmaceutical revenues for the first nine months of 2010 were $43.5 billion, an increase of 41% compared to the first nine months of 2009. The increase was due to:

●	the inclusion of operational revenues from legacy Wyeth products of approximately $12.1 billion, which favorably impacted Biopharmaceutical revenues by 39%; and

●
the weakening of the U.S. dollar relative to other currencies, primarily the Canadian dollar, Australian dollar, Japanese yen and Brazilian real, which favorably impacted Biopharmaceutical revenues by approximately $930 million, or 3%, partially offset by:

●	the decrease in operational revenues of approximately $420 million, or 1%, from legacy Pfizer products overall, including Norvasc, Camptosar, Lipitor and Detrol/Detrol LA.

Geographically,

●	in the U.S., Biopharmaceutical revenues increased 42% in the third quarter of 2010 and 47% in the first nine months of 2010, compared to the same periods in 2009.

o
The increase in U.S. Biopharmaceutical revenues in the third quarter of 2010 reflects the inclusion of revenues from legacy Wyeth products of $1.9 billion, which had a favorable impact of 43%, partially offset by a decrease in overall revenues from legacy Pfizer products, including Lipitor, Detrol/Detrol LA, Celebrex and Caduet, of $66 million, which had an unfavorable impact of 1%.

o
The increase in U.S. Biopharmaceutical revenues in the first nine months of 2010 reflects the inclusion of revenues from legacy Wyeth products of $6.4 billion, which had a favorable impact of 48%, partially offset by lower overall revenues from legacy Pfizer products, including Lipitor, Detrol/Detrol LA, Celebrex, Chantix and Caduet, of $204 million, which had an unfavorable impact of 1%.

Both periods were adversely affected by the increased rebates compared to the same year-ago periods partly as a result of the impact of the U.S. Healthcare Legislation.

●	in our international markets, Biopharmaceutical revenues increased 23% in the third quarter of 2010 and 37% in the first nine months of 2010, compared to the same periods in 2009.

o
The increase in international Biopharmaceutical revenues in the third quarter of 2010 reflects the inclusion of operational revenues from legacy Wyeth products of $2.0 billion, which had a favorable impact of 32%, partially offset by lower operational revenues from legacy Pfizer products of $402 million, or 6%, and the unfavorable impact of foreign exchange on international Biopharmaceutical revenues of $173 million, or 3%. The decrease in operational revenues of legacy Pfizer products was due to lower operational revenues from, among other products, Lipitor, Norvasc and Camptosar, all of which were impacted by the loss of exclusivity in certain international markets.

o
The increase in international Biopharmaceutical revenues in the first nine months of 2010 reflects the inclusion of operational revenues from legacy Wyeth products of $5.7 billion, which had a favorable impact of 32%, and the favorable impact of foreign exchange on international Biopharmaceutical revenues of $930 million, or 6%, partially offset by lower operational revenues from legacy Pfizer products of $215 million, or 1%. The decrease in operational revenues of legacy Pfizer products was due to lower operational revenues from, among other products, Norvasc and Camptosar, both of which were impacted by the loss of exclusivity in certain international markets.

During the third quarter of 2010, international Biopharmaceutical revenues represented 55% of total Biopharmaceutical revenues, compared to 58% in the third quarter of 2009. During the first nine months of 2010, international Biopharmaceutical revenues represented 55% of total Biopharmaceutical revenues, compared to 57% in the first nine months of 2009.

Effective January 1, 2010 and July 1, 2010, we increased the published prices for certain U.S. Biopharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

Diversified Revenues

Worldwide Diversified revenues increased 151% in the third quarter of 2010 and 175% in the first nine months of 2010, compared to the same periods in 2009 due to:

●
the inclusion of operational revenues from legacy Wyeth products of approximately $1.3 billion in the third quarter of 2010 and $3.8 billion in the first nine months of 2010, which favorably impacted Diversified revenues by 147% in the third quarter of 2010 and 159% in the first nine months of 2010. These increases were primarily due to the addition of the legacy Wyeth Consumer Healthcare (principally Centrum, Advil and Caltrate) and Nutrition operations. In addition, worldwide Diversified revenues were favorably impacted by the operational revenue increase in legacy Pfizer Diversified businesses of 4% in the third quarter of 2010 and 7% in the first nine months of 2010, and the favorable impact of foreign exchange of 9% in the first nine months of 2010.  The impact of foreign exchange on Diversified revenues in the third quarter of 2010 was immaterial.

Revenues from Animal Health increased 27% in the third quarter of 2010 and 40% in the first nine months of 2010, compared to the same periods in 2009. These increases reflect:

●	the inclusion of operational revenues from legacy Wyeth Animal Health products of 23% in the third quarter of 2010 and 28% in the first nine months of 2010;

●	higher operational revenues from legacy Pfizer Animal Health products of 5% in the third quarter of 2010 and 7% in the first nine months of 2010; and

●	the unfavorable impact of foreign exchange of 1% in the third quarter of 2010, and the favorable impact of foreign exchange of 5% in the first nine months of 2010.

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

Certain deductions from revenues follow:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Medicaid and related state program rebates(a)	$314	$133	$955	$441
Medicare rebates(a)	343	209	912	653
Performance-based contract rebates(a), (b)	598	556	1,893	1,710
Chargebacks(c)	744	495	2,224	1,543
Total	$1,999	$1,393	$5,984	$4,347
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.
(b)
Performance-based contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, which receive rebates based on the achievement of contracted performance terms for products.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The above rebates and chargebacks for the third quarter and first nine months of 2010 were higher than the same periods in 2009, primarily as a result of:

●	the inclusion of rebates and chargebacks related to legacy Wyeth products; and

●	the impact of increased Medicaid rebate rates due to the U.S. Healthcare Legislation, in addition to higher rates for certain products that are subject to rebates,

partially offset by, among other factors:

●	changes in product mix; and

●	the impact on chargebacks of decreased sales within our generics business.

Our accruals for Medicaid and related state program rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $2.7 billion as of October 3, 2010, an increase from $2.1 billion as of December 31, 2009, and primarily are included in Current deferred tax liabilities and other current liabilities in our Condensed Consolidated Balance Sheets.

Biopharmaceutical––Selected Product Revenues

Revenue information for several of our major Biopharmaceutical products follows:

		Three Months Ended		Nine Months Ended
			% Change		% Change
(millions of dollars)			From		From
Product	Primary Indications	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009
Lipitor	Reduction of LDL cholesterol	$2,534	(11)	$8,104	(2)
Enbrel(a), (b)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	799	*	2,409	*
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	757	7	2,242	11
Celebrex	Arthritis pain and inflammation, acute pain	578	(4)	1,752	2
Prevnar/Prevenar 13(a)	Vaccine for prevention of invasive pneumococcal disease	735	*	1,590	*
Effexor(a)	Depression and certain anxiety disorders	175	*	1,512	*
Viagra	Erectile dysfunction	459	(2)	1,429	6
Xalatan/Xalacom	Glaucoma and ocular hypertension	416	(5)	1,287	4
Norvasc	Hypertension	330	(32)	1,120	(25)
Prevnar/Prevenar(7-valent)(a)	Vaccine for prevention of invasive pneumococcal disease	179	*	1,030	*
Zyvox	Bacterial infections	285	5	876	8
Premarin family(a)	Menopause	263	*	779	*
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	257	4	771	15
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	262	4	763	7
Detrol/Detrol LA	Overactive bladder	237	(16)	758	(10)
Zosyn/Tazocin(a)	Antibiotic	255	*	749	*
Genotropin	Replacement of human growth hormone	211	(9)	650	2
Vfend	Fungal infections	200	2	595	7
Protonix(a)	Gastroesophageal reflux disease	203	*	535	*
Chantix/Champix	An aid to smoking cessation	163	5	522	––
BeneFIX(a)	Hemophilia	156	*	474	*
Zoloft	Depression and certain anxiety disorders	126	(2)	390	6
Caduet	Reduction of LDL cholesterol and hypertension	127	(2)	388	(1)
Aromasin	Breast cancer	111	(10)	361	4
Revatio	Pulmonary arterial hypertension (PAH)	116	5	352	10
Pristiq(a)	Depression	118	*	341	*
Medrol	Inflammation	119	12	341	2
Cardura	Hypertension/Benign prostatic hyperplasia	95	(13)	312	(5)
Aricept(c)	Alzheimer’s disease	100	(7)	310	––
Zithromax/Zmax	Bacterial infections	90	6	303	1
BMP2(a)	Development of bone and cartilage	101	*	298	*
Rapamune(a)	Immunosuppressant	104	*	292	*
ReFacto AF/Xyntha(a)	Hemophilia	102	*	290	*
Fragmin	Anticoagulant	84	2	258	6
Tygacil(a)	Antibiotic	78	*	250	*
Alliance revenues(d)	Various	1,042	51	3,107	66
All other(e)	Various	1,978	9	5,932	14

(a)	Reflects the inclusion of revenues from legacy Wyeth products in the three and nine months ended October 3, 2010.
Revenues from legacy Wyeth products are not included in the three and nine months ended September 27, 2009.
(b)	Outside the U.S. and Canada.
(c)	Represents direct sales under license agreement with Eisai Co., Ltd.
(d)	Inflammation (Enbrel in the U.S. and Canada)(a), Alzheimer’s disease (Aricept), hypertension (Exforge), multiple sclerosis (Rebif) and chronic obstructive pulmonary disease (Spiriva).
(e)
Includes legacy Pfizer and legacy Wyeth products in the three and nine months ended October 3, 2010 and includes only legacy Pfizer products in the three months and nine months ended September 27, 2009.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions:

●
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol and the best-selling prescription pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $2.5 billion, or a decrease of 11%, in the third quarter of 2010 and $8.1 billion, or a decrease of 2%, in the first nine months of 2010, compared to the same periods in 2009. Foreign exchange had an unfavorable impact in the third quarter of 2010, which decreased revenues by $29 million, or 1%, and a favorable impact in the first nine months of 2010, which increased revenues by $234 million, or 3%, compared to the same periods in 2009. In the U.S., revenues were $1.3 billion, a decrease of 6%, in the third quarter of 2010 compared to the same period in 2009, and revenues were $3.9 billion, a decrease of 5%, in the first nine months of 2010 compared to the same period in 2009. Internationally, Lipitor revenues were $1.2 billion, a decrease of 16%, in the third quarter of 2010 and $4.2 billion, an increase of 2%, in the first nine months of 2010, compared to the same periods in 2009. The impact of foreign exchange decreased international revenues by 2% in the third quarter of 2010 and increased international revenues by 6% in the first nine months of 2010, compared to the same periods in 2009.

The decreases in Lipitor worldwide operational revenues in the third quarter of 2010 and the first nine months of 2010, compared to the same periods in 2009, were driven by a combination of factors, including the following:

o	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide;

o	increased payer pressure worldwide;

o
slower growth in the lipid-lowering market in the U.S. due, in part, to a slower rate of growth in the Medicare Part D population and, reflecting weak economic conditions, heightened overall patient cost-sensitivity in the U.S. and adoption of non-prescription treatment options; and

o	loss of exclusivity in Canada in May 2010 and Spain in July 2010.

See the “Our Operating Environment––Industry-Specific Challenges” section of this MD&A for a discussion concerning the expected loss of exclusivity for Lipitor in various markets.

In August and October 2010, we implemented three voluntary recalls of Lipitor 40 mg tablets due to a small number of reports of an uncharacteristic odor related to the bottles in which Lipitor is packaged. Our recalls involved a total of 19 lots in the U.S. and Canada. The odor related to bottles that were manufactured by a third-party supplier, most of which entered the supply chain before August 2010. A medical assessment by us has determined that the odor is not likely to cause adverse health consequences. We have identified the source of the odor, and we are implementing rigorous measures to prevent odor-related issues going forward. While the rate of odor complaints is very low, we cannot rule out the possibility of further recalls based on our quality control measures in the event that there are any future odor-related observations. These recalls have not had any significant impact on our results of operations, and we do not expect any disruptions in the supply of Lipitor.

●
Enbrel, for the treatment of rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded worldwide revenues, excluding the U.S. and Canada, of $799 million in the third quarter of 2010 and $2.4 billion in the first nine months of 2010. Enbrel revenues from the U.S. and Canada are included in alliance revenues. The approval of competing products for the treatment of psoriasis has increased competition with respect to Enbrel in 2010.

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

●
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) in certain countries outside the U.S., recorded increases in worldwide revenues of 7% in the third quarter of 2010 and 11% in the first nine months of 2010, compared to the same periods in 2009. Lyrica had a strong operational performance in international markets in the third quarter and first nine months of 2010. In the U.S., revenues have been adversely affected by increased generic competition, as well as managed care pricing and formulary pressures.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of a recent development concerning patent litigation relating to Lyrica.

●
Celebrex, a treatment for the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults, experienced a decrease in worldwide revenues of 4% in the third quarter of 2010 and an increase of 2% in the first nine months of 2010, compared to the same periods in 2009. The decrease in worldwide revenues in the third quarter of 2010 was primarily due to the impact of increased generic competition, partially offset by the favorable impact of foreign exchange. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

●
Prevnar/Prevenar 13, launched in Germany in late 2009 and in the U.S. in early 2010 with ongoing launches in other markets during 2010, is our 13-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children. Prevnar/Prevenar 13 had worldwide revenues of $735 million in the third quarter of 2010 and $1.6 billion in the first nine months of 2010. To date, Prevnar/Prevenar 13 has been approved in 72 countries and launched in 45 of those countries.

●
Effexor XR (extended release capsules), an antidepressant for treating adult patients with major depressive disorder, GAD, social anxiety disorder and panic disorder, recorded worldwide revenues of $175 million in the third quarter of 2010 and $1.5 billion in the first nine months of 2010. Effexor XR faces generic competition outside the U.S. In addition, in the U.S., pursuant to a 2005 settlement agreement related to certain patent litigation with Wyeth, Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) were permitted to launch generic versions of Effexor XR in the U.S. beginning July 1, 2010. On June 29, 2010, the FDA approved Teva’s generic version of Effexor XR. Teva commenced shipment of its generic version of Effexor XR on July 1, 2010. This generic competition had, in the third quarter of 2010, and will continue to have a significant adverse impact on our revenues for Effexor XR.

●
Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra worldwide revenues decreased 2% in the third quarter of 2010 compared to the same period in 2009, due to the launch of generic competition  in Spain and Finland in December 2009 and the unfavorable impact of foreign exchange. In the first nine months of 2010, Viagra worldwide revenues increased 6% compared to the same period in 2009. In the U.S., Viagra revenues increased 4% in the third of quarter 2010 and 5% in the first nine months of 2010, compared to the same periods in 2009. Internationally, Viagra revenues decreased 7% (of which 5% was due to operational factors) in the third quarter of 2010 and increased 8% (of which 3% was due to operational factors) in the first nine months of 2010, compared to the same periods in 2009.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of a recent development concerning patent and product litigation relating to Viagra.

●
Xalabrands consists of Xalatan, a prostaglandin, the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) that is available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 5% in the third quarter of 2010 and increased 4% in the first nine months of 2010, compared to the same periods in 2009. The decrease in revenue in the third quarter of 2010 compared to the third quarter of 2009 was due to the launch of generic latanoprost in Italy in May 2010 and in Japan in July 2010, partially offset by increased demand in the U.S. The increase in revenue in the first nine months of 2010 compared to the first nine months of 2009 was due to higher demand in the U.S., partially offset by the aforementioned generics launches. Additionally, foreign exchange had an unfavorable impact in the third quarter of 2010, and a favorable impact for the first nine months of 2010, compared to the same periods in 2009. We expect to lose exclusivity for Xalatan in the U.S. in March 2011 and for Xalatan and Xalacom in the majority of major European markets in July 2011. We are pursuing a pediatric extension for Xalatan in Europe. If successful, the loss of exclusivity in the majority of major European markets will be postponed by six months to January 2012.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007. Norvasc also has experienced patent expirations in other major markets, including Canada in July 2009. Norvasc worldwide revenues decreased 32% in the third quarter of 2010 and 25% in the first nine months of 2010, compared to the same periods in 2009.

●
Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children, had worldwide revenues of $179 million in the third quarter of 2010 and $1 billion in the first nine months of 2010. Certain markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar/Prevenar 13 (see discussion above) resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

●
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). Zyvox worldwide revenues increased 5% in the third quarter of 2010 and 8% in the first nine months of 2010, compared to the same periods in 2009, primarily due to growth in emerging markets and developed markets in Europe. Revenues have been adversely affected by a decrease in the number of patients treated for pneumonia and by increased generic competition in the U.S., as well as competition from recently launched agents in certain high-volume international markets such as the U.K.

●
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It had worldwide revenues of $263 million in the third quarter of 2010 and $779 million in the first nine months of 2010.

●
Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. Sutent worldwide revenues increased 4% in the third quarter of 2010 and 15% in the first nine months of 2010, compared to the same periods in 2009. Foreign exchange had an unfavorable impact in the third quarter of 2010 and a favorable impact for the first nine months of 2010 compared to the same periods in 2009. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through increasing access and healthcare coverage. As of October 3, 2010, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

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

●
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues increased 4% in the third quarter of 2010 and 7% in the first nine months of 2010, compared to the same periods in 2009, due in part to continued growth in the U.S. antipsychotic market and the recent U.S. approval for adjunctive bipolar maintenance therapy in adults.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 16% in the third quarter of 2010 and 10% in the first nine months of 2010, compared to the same periods in 2009, primarily due to increased competition from other branded medicines.

●
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets. It had worldwide revenues of $255 million in the third quarter of 2010 and $749 million in the first nine months of 2010.

●
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues decreased 9% in the third quarter of 2010 and increased 2% in the first nine months of 2010, compared to the same periods in 2009. The decrease in the third quarter of 2010, compared to the same period in 2009, is primarily due to mandatory price reductions in Japan, higher rebates in the U.S. and the unfavorable impact of foreign exchange.  The increase in the first nine months of 2010, compared to the same period in 2009 is primarily due to the favorable impact of foreign exchange.

●
Vfend, as the only branded agent available in intravenous and oral forms, continues to build on its position as the best-selling systemic, antifungal agent worldwide. The global revenues of Vfend continue to be driven by its acceptance as an excellent broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues increased 2% in the third quarter of 2010 and 7% in the first nine months of 2010, compared to the same periods in 2009, primarily due to operational performance.  Foreign exchange had an unfavorable impact in the third quarter of 2010 and a favorable impact for the first nine months of 2010, compared to the same periods in 2009.

In October 2009, we settled a challenge by Mylan, Inc. (Mylan) and its subsidiary, Matrix Laboratories Limited (Matrix), to four of our patents relating to Vfend by entering into an agreement granting Matrix and another subsidiary of Mylan the right to market voriconazole (generic Vfend) tablets in the U.S. and Brazil beginning in the first quarter of 2011.

●
Protonix, our proton pump inhibitor for gastroesophageal reflux disease had revenues of $203 million in the third quarter of 2010 and $535 million in the first nine months of 2010. We have an exclusive license from Nycomed GmbH to sell Protonix in the U.S., where it faces generic competition as the result of at-risk launches by certain generic manufacturers that began in December 2007.

●
Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, has been launched in all major markets. Chantix/Champix worldwide revenues increased 5% in the third quarter of 2010 and were relatively flat in the first nine months of 2010, compared to the same periods in 2009. The increase in revenues in the third quarter of 2010 was primarily due to the strong operational performance in international developed markets, partially offset by the impact of changes to the product’s label and other factors especially in the U.S. These factors also impacted Chantix/Champix results in the first nine months of 2010. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of a recent development concerning patent litigation relating to Chantix.

●
BeneFIX and ReFacto AF/Xyntha are hemophilia products that use state-of-the-art manufacturing to assist patients with this lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded worldwide sales on $156 million in the third quarter of 2010 and $474 million in the first nine months of 2010. ReFacto AF/Xyntha recorded worldwide revenues of $102 million for the third quarter of 2010 and $290 million for the first nine months of 2010.

●
Caduet is a single-pill therapy combining Norvasc and Lipitor. Caduet worldwide revenues declined 2% in the third quarter of 2010 and 1% in the first nine months of 2010, compared to the same periods in 2009, primarily due to increased generic competition, as well as an overall decline in U.S. hypertension market volume, partially offset by the favorable impact of foreign exchange.

●
Revatio, for the treatment of PAH, had increases in worldwide revenues of 5% in the third quarter of 2010 and 10% in the first nine months of 2010, compared to the same periods in 2009, due in part to increased PAH awareness driving earlier diagnosis and increased therapy days in the U.S. and EU.

●
Pristiq was approved for the treatment of Major Depressive Disorder (MDD) in the US in February 2008 and subsequently was approved for that indication in 24 other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico and the Philippines. Pristiq recorded world-wide revenues of $118 million in the third quarter of 2010 and $341 million in the first nine months of 2010.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of a recent development concerning litigation related to Pristiq.

●
Alliance revenues worldwide increased 51% in the third quarter of 2010 and 66% in the first nine months of 2010, compared to the same periods in 2009, mainly due to the strong performance of Aricept, Spiriva and Rebif, as well as the inclusion of sales of Enbrel, a legacy Wyeth product, in the U.S. and Canada. We expect to lose exclusivity for Aricept 5mg and 10mg tablets in the U.S. later this year. We expect that the Aricept 23mg tablet will have data exclusivity in the U.S. until July 2013.

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

In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics (Protalix), which provides us exclusive worldwide rights, except in Israel, to develop and commercialize taliglucerase alfa for the treatment of Gaucher disease. In April 2010, Protalix completed a rolling NDA with the FDA for taliglucerase alfa. Taliglucerase alfa was granted orphan drug designation in the United States in September 2009.

In May 2010, the FDA issued a “complete response” letter requesting additional information in connection with our supplemental NDA seeking approval to use Sutent in pancreatic neuroendocrine tumors. We expect to provide the requested information, including an analysis of independently reviewed scans, and work with the FDA to pursue regulatory approval.

In April 2010, we received a “complete response” letter from the FDA for the Genotropin Mark VII multidose disposable device submission. In August 2010, we submitted our response to address the requests and recommendations included in the FDA letter.

In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. We are working with the FDA to determine the next steps.

In June 2009, we resubmitted a data package to the FDA for Lyrica for the treatment of GAD monotherapy in response to a “not-approvable” letter issued by the FDA in August 2004. In December 2009, we received a “complete response” letter from the FDA with respect to this supplemental NDA. We are working with the FDA to determine the next steps. In January 2010, we announced the withdrawal of the NDA for Lyrica for the adjunctive treatment of GAD.

In October 2009, we received a “complete response” letter from the FDA with respect to the supplemental NDA for Geodon for the treatment of acute bipolar mania in children and adolescents aged 10 to 17 years. In October 2010, we submitted our response to address the issues raised in the FDA letter. In April 2010, we received a “warning letter” from the FDA with respect to the clinical trial in support of this NDA. We are working with the FDA to address the issues raised the letter.

Boehringer Ingelheim (BI), our alliance partner, holds the NDA for Spiriva Handihaler and Spiriva Respimat. In September 2008, BI received a “complete response” letter from the FDA for the Spiriva Respimat submission. The FDA is seeking additional data, and we are coordinating with BI, which is working with the FDA to provide the additional information. A full response will be submitted to the FDA upon the completion of planned and ongoing studies.

In September 2007, we received an “approvable” letter from the FDA for Zmax that set forth requirements to obtain approval for the pediatric acute otitis media (AOM) indication based on pharmacokinetic data. A supplemental filing for pediatric AOM and sinusitis remains under review.

Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA’s concerns. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. Viviant was also approved in Japan in July 2010 for the treatment of post-menopausal osteoporosis.

In July 2007, Wyeth received an “approvable letter” from the FDA with respect to its NDA for the use of Pristiq in the treatment of VMS. The FDA required an additional one-year study of the safety of Pristiq for this indication. This study was recently completed, and we will submit the results to the FDA.

In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing that set forth the additional requirements for approval. In April 2010, based on data from a new pharmacokinetics study, we and the FDA agreed on a Vfend dosing regimen for pediatric patients in two ongoing trials. We submitted a request for FDA discussion to confirm that the recently completed Vfend population pharmacokinetics report, together with pharmacokinetics studies, can support the inclusion of the agreed pediatric dosing recommendation in the Vfend Package Insert.

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

Regulatory approvals and filings in the EU and Japan:
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE SUBMITTED
Lyrica	Approval in Japan for neuropathic pain	October 2010	—
Torisel	Approval in Japan for renal cell carcinoma	July 2010	—
Genotropin	Approval in the EU for adult growth hormone deficiency (Mark VII multidose disposable device)	July 2010	—
Viviant	Approval in Japan for the treatment of post-menopausal osteoporosis	July 2010	—
atorvastatin calcium	Approval in the EU for type II variation for atorvastatin calcium (SORTIS and associated names) for pediatric hyperlipidemia/dyslipidemia	July 2010	—
tafamidis meglumine	Application submitted in the EU for transthyretin amyloid polyneuropathy (ATTR-PN)	—	July 2010
Macugen	Application submitted in the EU for type II variation for treatment of diabetic macular edema	—	June 2010
Genotropin	Approval in Japan for adult growth hormone deficiency (Mark VII multidose disposable device)	June 2010	—
Xalatan	Application submitted in the EU for pediatric glaucoma	—	April 2010
Lyrica	Approval in Japan for the treatment of pain associated with post-herpetic neuralgia	April 2010	—
Revatio	Application submitted in the EU for pediatric PAH	—	February 2010
Apixaban	Application submitted in the EU for prevention of venous thromboembolism	—	February 2010
Xalacom	Approval in Japan for the treatment of glaucoma	January 2010	—
Prevenar 13 Infant	Application submitted in Japan for prevention of invasive pneumococcal disease in infants and young children	—	December 2009
Sutent	Application submitted in the EU for treatment of pancreatic neuroendocrine tumor	—	December 2009
Xiapex	Application submitted in the EU for treatment of Dupuytren’s contracture	—	December 2009
Toviaz	Application submitted in Japan for overactive bladder	—	September 2009

In October 2010, the European Medicine Agency’s Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending that the European Commission approve Sutent for the treatment of unresectable or metastatic, well-differentiated pancreatic neuroendocrine tumors with disease progression in adults.

On October 6, 2010, we completed the acquisition of FoldRx Pharmaceuticals, Inc., a privately held drug discovery and clinical development company. Its lead product candidate, tafamidis meglumine (Tafamidis), is in registration in the EU as an oral, disease-modifying therapy for the treatment of TTR amyloid polyneuropathy (ATTR-PN), a progressively fatal genetic neurodegenerative disease, for which liver transplant is the only treatment option currently available. Tafamidis has orphan drug designation in both the U.S. and EU and fast track designation in the U.S.

Late-stage clinical trials for additional uses and dosage forms for in-line products:
PRODUCT	INDICATION
Eraxis/Vfend Combination	Aspergillosis fungal infections
Lyrica	Epilepsy monotherapy; post-operative pain; central neuropathic pain due to spinal cord injury; peripheral neuropathic pain
Prevnar/Prevenar 13 Adult	Prevention of invasive pneumococcal disease in adults
Revatio	Pediatric PAH
Sutent	Adjuvant renal cell carcinoma
Torisel	Renal cell carcinoma
Zithromax/chloroquine	Malaria

In September 2010, we discontinued a Phase 3 trial for Sutent for advanced castration-resistant prostate cancer based on an interim analysis, whereby an independent Data Monitoring Committee (DMC) found that the combination of Sutent with prednisone was unlikely to improve overall survival when compared to prednisone alone.

In August 2010, a Phase 3 trial for Sutent in combination with erlotinib for the treatment of advanced non-small-cell lung cancer was completed and did not meet its primary endpoint.

In April 2010, following a review by the independent DMC, the Phase 3 trial for Sutent for advanced liver cancer was discontinued based on a higher incidence of serious adverse events in the sunitinib arm compared to the sorafenib arm and the fact that sunitinib did not meet the criteria to demonstrate that it was either superior or non-inferior to sorafenib in the survival of patients with advanced liver cancer. No new or unexpected types of serious adverse events were observed in the trial.

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

Bosutinib	An Abl and src kinase inhibitor for the treatment of chronic myelogenous leukemia
Crizotinib (PF-02341066)	An oral ALK and c-Met inhibitor for the treatment of advanced non-small-cell lung cancer
Dimebon (latrepirdine)	A novel mitochondrial protectant and enhancer being developed in collaboration with Medivation, Inc., for the treatment of Alzheimer’s disease and Huntington disease
Moxidectin	Treatment of onchocerciasis (river blindness)
Neratinib	A pan-HER inhibitor for the treatment of breast cancer
PF-0299804	A pan-HER tyrosine kinase inhibitor for the treatment of advanced non-small-cell lung cancer
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)
Tasocitinib (CP-690,550)	A JAK kinase inhibitor for the treatment of rheumatoid arthritis and psoraisis

The atrial fibrillation (AF) program of the investigational drug apixaban consists of two trials. First, the Phase 3 ARISTOTLE trial is investigating apixaban compared with warfarin for the prevention of stroke in approximately 18,000 patients with AF. This trial is event driven. As such, it is not possible to predict with certainty when the results of the trial will be available. Our alliance partner, BMS, currently expects to have data from this trial in mid-2011 and to file for U.S. regulatory approval for this indication later in 2011 depending on the results of this trial.

Second, in August 2010, the preliminary data from the AVERROES apixaban trial were presented at the European Society of Cardiology congress in Stockholm, Sweden. The preliminary data demonstrated that apixaban significantly reduced the relative risk of a composite stroke or systematic embolism by 54 % without a significant increase in major bleeding, fatal bleeding or intracranial bleeding compared with aspirin in patients who were expected or demonstrated to be unsuitable for warfarin treatment. Minor bleeding, however, was significantly increased. After evaluating the preliminary data from the AVERROES trial and after discussions with the FDA about the AF registrational program for apixaban, we and our partner BMS submitted the first module of an NDA in the U.S. for apixaban for an indication in the AVERROES patient population. The FDA has agreed to accept this NDA on a rolling basis. The companies expect to complete the NDA submission in the first quarter of 2011.

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

In March 2010, Pfizer and Medivation, Inc. announced that a Phase 3 trial of Dimebon (latrepiridine) did not meet its co-primary or secondary endpoints. Subsequently, we and Medivation, Inc. agreed to discontinue the CONSTELLATION and CONTACT Phase 3 trials in patients with moderate-to-severe Alzheimer’s disease. We continue to investigate Dimebon's potential clinical benefit in the 12-month Phase 3 CONCERT trial in patients with mild-to-moderate Alzheimer’s disease and the six-month Phase 3 HORIZON trial in patients with Huntington disease.

Following requests by the FDA, we announced the worldwide suspensions of the osteoarthritis studies of tanezumab on June 23, 2010 and the chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab on July 19, 2010. The FDA’s requests followed a small number of reports of osteoarthritis patients treated with tanezumab who experienced the worsening of osteoarthritis leading to joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations in which tanezumab is being studied. Investigation of the compound continues in certain areas of high unmet medical need, including cancer pain. For the studies on clinical hold, recruitment of new patients and the dosing of existing patients are suspended. We continue to work with the FDA to reach an understanding about the appropriate scope of continued clinical investigation of tanezumab.

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

COSTS AND EXPENSES

Cost of Sales

Cost of sales increased 118% in the third quarter of 2010 and 142% in the first nine months of 2010, compared to the same periods in 2009, which reflects:

●
purchase accounting charges of approximately $487 million in the third quarter of 2010 and $2.6 billion in the first nine months of 2010, primarily reflecting the fair value adjustments to inventory acquired from Wyeth in 2009 that was sold in 2010;

●
a write-off of inventory of $212 million (which includes a purchase accounting fair value adjustment of $104 million), primarily related to Biopharmaceutical inventory acquired from Wyeth that became unusable after the acquisition date;

●	the addition of Wyeth’s manufacturing operations; and

●	the change in the mix of products and businesses as a result of the Wyeth acquisition.

Foreign exchange had a favorable impact on cost of sales of $251 million in the third quarter of 2010 and $84 million for the first nine months of 2010.

Cost of sales as a percentage of revenues in the third quarter of 2010 increased 8.7 percentage points to 24.1%, compared to 15.4% in the same period in 2009. For the first nine months of 2010, cost of sales as a percentage of revenues increased 9.1 percentage points to 23.9% compared to 14.8% in the same period in 2009. These increases primarily reflect the fair value purchase accounting adjustments to inventory acquired from Wyeth in 2009 that was sold in 2010, as well as the mix of products and businesses as a result of our acquisition of Wyeth.

Selling, Informational and Administrative Expenses

Selling, informational and administrative (SI&A) expenses increased 41% in the third quarter of 2010 and 46% in the first nine months of 2010, compared to the same periods in 2009, which primarily reflects the addition of Wyeth’s operating costs.  Also, foreign exchange had a favorable impact on SI&A of $32 million in the third quarter of 2010 and an unfavorable impact of $250 million for the first nine months of 2010.

Research and Development Expenses

Research and development (R&D) expenses increased 34% in the third quarter of 2010 and 31% in the first nine months of 2010, compared to the same periods in 2009, which reflects the addition of legacy Wyeth operations and continued investment in the late-stage development portfolio.  Also, foreign exchange had a favorable impact on R&D of $15 million in the third quarter of 2010 and an unfavorable impact of $34 million for the first nine months of 2010.

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

As described more fully in our 2009 Annual Report on Form 10-K, since the acquisition of Wyeth, our cost-reduction initiatives announced on January 26, 2009, but not completed as of December 31, 2009, have been incorporated into a comprehensive plan to integrate Wyeth’s operations, generate cost savings and capture synergies across the combined company. In the aggregate, with the combination of these two initiatives into one comprehensive program, we expect to generate cost reductions, net of investments in the business, of approximately $4 billion to $5 billion, by the end of 2012, at 2008 average foreign exchange rates, in comparison with the 2008 proforma combined adjusted total costs of the legacy Pfizer and legacy Wyeth operations. (For an understanding of adjusted total costs, see the “Adjusted Income” section of this MD&A). We remain on track to meet this target. We have incurred and will continue to incur costs associated with these cost-reduction activities and estimate that these costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred approximately $8.2 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through October 3, 2010.

In May 2010, we announced our plant network strategy for our Global Manufacturing division, excluding Capsugel. We operate plants in 76 locations around the world that manufacture products for our businesses. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Philippines, Puerto Rico, Singapore and the United States. Our Global Manufacturing division’s plant network strategy will result in the exit of 12 of these sites over the next four years.

At the end of the third quarter of 2010, the workforce totaled approximately 111,500, a decrease of 5,000 from December 31, 2009. Since the closing of the Wyeth acquisition on October 15, 2009, the workforce has declined by 9,200, primarily in the U.S. Primary Care field force, manufacturing, R&D and corporate operations. We expect to exceed our original 15% workforce reduction target.

We incurred the following costs in connection with all of our cost-reduction initiatives and the acquisition of Wyeth:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Transaction costs(a)	$––	$19	$13	$572
Integration costs(b)	231	113	650	242
Restructuring charges(c):
Employee termination costs	27	36	603	200
Asset impairments	174	17	677	108
Other	67	8	148	84
Restructuring charges and certain acquisition-related costs	499	193	2,091	1,206
Additional depreciation––asset restructuring, recorded in our Condensed Consolidated Statements of Income as follows(d):
Cost of sales	241	7	367	102
Selling, informational and administrative expenses	28	3	190	17
Research and development expenses	26	––	46	42
Total additional depreciation––asset restructuring	295	10	603	161
Implementation costs(e)	––	70	––	249
Total	$794	$273	$2,694	$1,616
(a)
Transaction costs represent external costs directly related to our acquisition of Wyeth and primarily include expenditures for banking, legal, accounting and other similar services. Substantially all of the costs incurred in 2009 were fees related to a $22.5 billion bridge term loan credit agreement entered into with certain financial institutions on March 12, 2009 to partially fund our acquisition of Wyeth. The bridge term loan credit agreement was terminated in June 2009 as a result of our issuance of approximately $24.0 billion of senior unsecured notes in the first half of 2009.

(b)	Integration costs represent external, incremental costs directly related to integrating Wyeth and primarily include expenditures for consulting and systems integration.
(c)
Restructuring charges in 2010 are related to the integration of Wyeth. From the beginning of our cost-reduction initiatives in 2005 through October 3, 2010, Employee termination costs represent the expected reduction of the workforce by approximately 46,600 employees, mainly in manufacturing, sales and research, of which approximately 33,400 employees have been terminated as of October 3, 2010. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)
Implementation costs in the three months and nine months ended September 27, 2009 represent external, incremental costs directly related to implementing cost-reduction initiatives prior to our acquisition of Wyeth, and primarily include expenditures related to system and process standardization and the expansion of shared services. For the three months ended September 27, 2009, implementation costs are included in Cost of sales ($16 million), Selling, informational and administrative expenses ($48 million), Research and development expenses ($5 million) and Other deductions––net ($1 million). For the nine months ended September 27, 2009, implementation costs are included in Cost of sales ($42 million), Selling, informational and administrative expenses ($165 million), Research and development expenses ($36 million) and Other deductions––net ($6 million).

The components of restructuring charges associated with all of our cost-reduction initiatives and the acquisition of Wyeth follow:

(millions of dollars)	Costs Incurred 2005-2010	Activity through Oct. 3, 2010(a)	Accrual as of Oct. 3, 2010(b)

Employee termination costs	$8,324	$6,387	$1,937
Asset impairments	2,129	2,129	––
Other	858	754	104
Total restructuring charges	$11,311	$9,270	$2,041
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Current deferred tax liabilities and other current liabilities ($1.6 billion) and Other noncurrent liabilities ($482 million).

Other (Income)/Deductions––Net

Other deductions––net changed unfavorably by $2.2 billion in the third quarter of 2010 and by $2.9 billion in the first nine months of 2010, compared to the same periods in 2009, which primarily reflects:

●
higher asset impairment charges of $1.5 billion in the third quarter of 2010 and $1.6 billion in the first nine months of 2010, virtually all related to certain intangible assets acquired as part of our acquisition of Wyeth (see below);

●
higher charges for litigation-related matters of $658 million in the third quarter of 2010 and $756 million in the first nine months of 2010, primarily associated with the additional $701 million (pre-tax) charge for asbestos litigation related to our wholly owned subsidiary, Quigley Company, Inc. (for additional information, see Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q);

●
higher interest expense of $59 million in the third quarter of 2010 and $570 million in the first nine months of 2010, primarily associated with the $13.5 billion of senior unsecured notes that we issued in March 2009 and the approximately $10.5 billion of senior unsecured notes that we issued in June 2009 to partially finance the acquisition of Wyeth as well as the addition of legacy Wyeth debt; and

●
lower interest income of $71 million in the third quarter of 2010 and $323 million in the first nine months of 2010, primarily due to lower interest rates coupled with lower average investment balances, partially offset primarily by:

●	higher royalty-related income of $123 million in the third quarter of 2010 and $253 million in the first nine months of 2010, primarily due to legacy Wyeth products.

The asset impairment charges in the three-month and nine-month periods ended October 3, 2010 are primarily related to intangible assets acquired as part of our acquisition of Wyeth, including IPR&D assets, brands and, to a lesser extent, Developed Technology Rights. See also Note 3. Acquisition of Wyeth, Note 5. Other (Income)/Deductions––Net and Note 10B. Goodwill and Other Intangible Assets: Other Intangible Assets. The impairment charges result from our current estimate of the fair value of these assets, based upon updated forecasts, compared with their assigned fair values as of the acquisition date, October 15, 2009. The fair value of acquired identifiable intangible assets generally is determined using an income approach that starts with a forecast of all of the expected future net cash flows associated with the asset which are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Our updated forecasts of net cash flows for the impaired assets, reflect, among other things the following: for IPR&D assets, the impact of changes to the development programs, the projected development and regulatory timeframes and the risk associated with these assets; for Brand assets, the current competitive environment and planned investment support; and, for Developed Technology Rights, an increased competitive environment.

PROVISION FOR TAXES ON INCOME

Our effective tax rate for continuing operations was 39.2% for the third quarter of 2010, compared to 27.5% for the third quarter of 2009, and 37.2% for the first nine months of 2010, compared to 27.3% for the first nine months of 2009. The higher tax rates in the third quarter and first nine months of 2010 are primarily the result of:

●	higher expenses, incurred as a result of our acquisition of Wyeth, and the mix of jurisdictions in which those expenses were incurred;

●	the expiration of the U.S. research and development tax credit; and

●
the non-recurrence of a tax benefit of $174 million that was recorded in the third quarter of 2009 related to the final resolution of a previously disclosed settlement that resulted in the receipt of information that raised our assessment of the likelihood of prevailing on the technical merits of our tax position;

partially offset by:

●	the tax benefit associated with the charge incurred for asbestos litigation (for additional information, see Part II––Other Information; Item 1. Legal Proceedings of this Form 10-Q).

The effective tax rate for the first nine months of 2010 was additionally impacted by the write-off of the deferred tax asset of approximately $270 million related to the Medicare Part D subsidy for retiree prescription drug coverage, resulting from changes in the U.S. healthcare legislation enacted in March 2010 concerning the tax treatment of that subsidy, effective for tax years beginning after December 31, 2012, offset by $460 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

On August 10, 2010, the President signed into law the Education Jobs and Medicaid Assistance Act of 2010 (the Act), which includes education and Medicaid funding provisions, the cost of which is offset with revenue that results from changes to certain aspects of the tax treatment of the foreign-source income of U.S.-based companies. Given the effective dates of the various provisions of the Act, it will have no impact on our 2010 financial guidance. Although the Act will have a negative impact on our results beginning in 2011, we are not changing our financial targets for 2012 as a result of the Act.

On October 25, 2010, the Governor of Puerto Rico signed into law Act 154 to modify the Puerto Rico source-of-income rules and implement an excise tax on the purchase of products by multinational corporations and their subsidiaries from their Puerto Rico affiliates that will be in effect from 2011 through 2016. Act 154 has no impact on our 2010 financial guidance, since it will not become effective until 2011. Although Act 154 will have a negative impact on our results in 2011 through 2016, we are not changing our 2012 financial targets as a result of this new law.

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

Purchase Accounting Adjustments
Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets acquired from Pharmacia and Wyeth, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt and charges for purchased in-process R&D. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase accounting adjustments associated with a business combination, such as the amortization of intangibles acquired as part of our acquisition of Wyeth in 2009 and Pharmacia in 2003, can occur through 20 or more years, but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs previously have been expensed.

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

Certain Significant Items
Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; net interest expense incurred through the consummation date of the acquisition of Wyeth on acquisition-related borrowings made prior to that date; or possible charges related to legal matters, such as certain of those discussed in Legal Proceedings in our 2009 Annual Report on Form 10-K and in Part II––Other Information; Item 1. Legal Proceedings, in our Quarterly Reports on Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation
A reconciliation between Net income attributable to Pfizer Inc. as reported under U.S. GAAP and Adjusted income follows:

	Three Months Ended				Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	% Incr./ (Decr.)		Oct. 3, 2010	Sept. 27, 2009	% Incr./ (Decr.)

Reported net income attributable to Pfizer Inc.	$866	$2,878	(70	) %	$5,367	$7,868	(32	) %
Purchase accounting adjustments––net of tax	1,246	397	214		4,933	1,167	*
Acquisition-related costs––net of tax	562	87	*		1,999	524	*
Discontinued operations––net of tax	5	(2)	*		4	(6)	*
Certain significant items––net of tax	1,693	101	*		1,910	824	132
Adjusted income(a)	$4,372	$3,461	26		$14,213	$10,377	37
(a)
The effective tax rate on Adjusted income was 30.2% in the third quarter of 2010, compared to 31.8% in the same period last year. For the first nine months of 2010, the effective tax rate on Adjusted income was 30.7%, compared to 29.9% in the same period last year.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

A reconciliation between Reported diluted EPS as reported under U.S. GAAP and Adjusted diluted EPS follows:

	Three Months Ended				Nine Months Ended
	Oct. 3, 2010	Sept. 27, 2009	% Incr./ (Decr.)		Oct. 3, 2010	Sept. 27, 2009	% Incr./ (Decr.)

Earnings per common share––diluted:
Reported net income attributable to Pfizer Inc. common shareholders(a)	$0.11	$0.43	(74	) %	$0.66	$1.16	(43	) %
Purchase accounting adjustments––net of tax	0.15	0.06	150		0.61	0.17	259
Acquisition-related costs––net of tax	0.07	0.01	*		0.25	0.08	213
Discontinued operations––net of tax	––	––	––		––	––	––
Certain significant items––net of tax	0.21	0.01	*		0.24	0.13	85
Adjusted net income attributable to Pfizer Inc. common shareholders(a)	$0.54	$0.51	6		$1.76	$1.54	14
(a)
Reported and Adjusted diluted earnings per share in the third quarter and first nine months of 2010 were impacted by the increased number of shares outstanding in comparison with the same periods in 2009 resulting primarily from shares issued to partially fund the Wyeth acquisition.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 3, 2010	Sept. 27, 2009	Oct. 3, 2010	Sept. 27, 2009

Purchase accounting adjustments:
Amortization, depreciation and other(a)	$1,138	$564	$3,926	$1,671
Cost of sales, primarily related to fair value adjustments of acquired inventory	487	––	2,564	––
In-process research and development charges(b)	––	––	74	20
Total purchase accounting adjustments, pre-tax	1,625	564	6,564	1,691
Income taxes	(379)	(167)	(1,631)	(524)
Total purchase accounting adjustments––net of tax	1,246	397	4,933	1,167
Acquisition-related costs:
Transaction costs(c)	––	19	13	572
Integration costs(c)	231	113	650	242
Restructuring charges(c)	268	––	1,428	––
Additional depreciation––asset restructuring(d)	295	––	603	––
Total acquisition-related costs, pre-tax	794	132	2,694	814
Income taxes	(232)	(45)	(695)	(290)
Total acquisition-related costs––net of tax	562	87	1,999	524
Total discontinued operations––net of tax	5	(2)	4	(6)
Certain significant items:
Restructuring charges––cost-reduction initiatives(e)	––	61	––	392
Implementation costs––cost-reduction initiatives(f)	––	80	––	410
Certain legal matters(g)	701	40	843	170
Net interest expense––Wyeth acquisition(h)	––	299	––	528
Asset impairment charges(i)	1,468	––	1,668	66
Inventory write-off(j)	212	––	212	––
Other	29	(67)	(34)	(70)
Total certain significant items, pre-tax	2,410	413	2,689	1,496
Income taxes	(717)	(312)	(779)	(672)
Total certain significant items––net of tax	1,693	101	1,910	824
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$3,506	$583	$8,846	$2,509
(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges.
(c)	Included in Restructuring charges and certain acquisition-related costs.
(d)
Amount relates to certain actions taken as a result of our acquisition of Wyeth. Prior to the acquisition of Wyeth on October 15, 2009, additional depreciation for asset restructuring related to our cost-reduction initiatives was classified as a certain significant item and included in implementation costs. For the third quarter of 2010, included in Cost of sales ($241 million) and Selling, informational and administrative expenses ($28 million) and Research and development expenses ($26 million). For the first nine months of 2010, included in Cost of sales ($367 million), Selling, informational and administrative expenses ($190 million) and Research and development expenses ($46 million).

(e)
Represents restructuring charges incurred for our cost-reduction initiatives prior to the acquisition of Wyeth on October 15, 2009. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 4. Cost-Reduction Initiatives and Acquisition-Related Costs).

(f)
Represents implementation costs incurred for our cost-reduction initiatives prior to the acquisition of Wyeth on October 15, 2009. For the third quarter of 2009, included in Cost of sales ($23 million), Selling, informational and administrative expenses ($51 million), Research and development expenses ($5 million) and Other deductions––net ($1 million). For the first nine months of 2009, included in Cost of sales ($144 million), Selling, informational and administrative expenses ($182 million), Research and development expenses ($78 million) and Other deductions––net ($6 million). The foregoing amounts include additional depreciation for asset restructuring of $10 million in the third quarter of 2009 and $161 million in the first nine months of 2009.

(g)
Included in Other deductions––net.  The three-month and nine-month periods ended October 3, 2010 include an additional $701 million charge for asbestos litigation related to our wholly owned subsidiary Quigley Company, Inc. (see also Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q).

(h)
Included in Other deductions––net. Includes interest expense on the senior unsecured notes issued in connection with our acquisition of Wyeth less interest income earned on the proceeds of those notes.

(i)
Included in Other deductions––net.  Virtually all asset impairment charges in the three-month and nine-month periods ended October 3, 2010 related to intangible assets acquired as part of our acquisition of Wyeth (see also the “Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of Wyeth, Note 5. Other (Income)/Deductions––Net and Note 10B: Goodwill and Other Intangible Assets: Other Intangible Assets).

(j)	Included in Cost of sales (see also the “Costs and Expenses––Cost of Sales” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 9. Inventories).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Liabilities, as shown below:

(millions of dollars)	Oct. 3, 2010	Dec. 31, 2009
Financial assets:
Cash and cash equivalents	$2,176	$1,978
Short-term investments	20,288	23,991
Short-term loans	774	1,195
Long-term investments and loans	10,344	13,122
Total financial assets	$33,582	$40,286
Debt:
Short-term borrowings, including current portion of long-term debt	$5,158	$5,469
Long-term debt	39,010	43,193
Total debt	$44,168	$48,662
Net financial liabilities	$(10,586)	$(8,376)

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for the working capital needs of our operations, including our R&D activities, and for our business-development transactions. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. We believe we have the flexibility to allocate our significant operating cash flows with a continued focus on seeking to provide the highest return for our shareholders, such as potential dividend increases, share repurchases, investments in our business and/or by paying down outstanding debt. Short-term investments decreased during the first nine months of 2010 due to repayment of short-term borrowings and higher first-quarter tax payments associated mainly with certain business decisions executed to finance the Wyeth acquisition, which were partially offset by operating cash flows.

Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality and investment grade by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, investment-grade available-for-sale debt securities. Our short-term and long-term loans are due from companies with highly rated securities (Standard & Poor’s ratings of mostly AA or better).

Debt Capacity
We have available lines of credit and revolving-credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of October 3, 2010, we had access to $8.4 billion of lines of credit, of which $6.2 billion expire within one year. Of these lines of credit, $8.3 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7 billion of our unused lines of credit, of which $5 billion expire in late 2010 and $2 billion expire in 2013, may be used to support our commercial paper borrowings.

SELECTED MEASURES OF LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain relevant measures of our liquidity and capital resources:

(millions of dollars, except ratios and per common share data)	Oct. 3, 2010	Dec. 31, 2009

Cash and cash equivalents and short-term investments and loans(a)	$23,238	$27,164

Working capital(b)	$29,917	$24,445

Ratio of current assets to current liabilities	2.24:1	1.66:1

Shareholders’ equity per common share(c)	$10.94	$11.19
(a)
See Notes to Condensed Consolidated Financial Statements––Note 8B. Financial Instruments––Investments in Debt and Equity Securities for a description of investment assets held and also see Note 8F. Financial Instruments––Credit Risk for a description of credit risk related to our financial instruments held.

(b)	Working capital includes assets held for sale of $494 million as of October 3, 2010, and $496 million as of December 31, 2009.
(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trusts).

The decrease in cash and cash equivalents and short-term investments and loans, as of October 3, 2010, compared to December 31, 2009, was primarily due to the use of proceeds of short-term investments for repayment of short-term borrowings and for tax payments made in the first nine months of 2010, associated mainly with certain business decisions executed to finance the Wyeth acquisition. The change in working capital and the ratio of current assets to current liabilities was due to the timing of accruals, cash receipts and payments in the ordinary course of business. We are monitoring developments regarding government receivables in several European markets. Where necessary, we will continue to adjust our allowance for doubtful accounts.

During 2010, we expect to contribute from our general assets a total of $901 million to our U.S. qualified pension plans, $456 million to our international pension plans, $420 million to our U.S. supplemental (non-qualified) pension plans, and $243 million to our postretirement plans. The foregoing contributions expected to be made during 2010 include amounts that were contributed during the first nine months of 2010 (see Notes to Condensed Consolidated Financial Statements––Note 11. Pension and Postretirement Benefit Plans).

We funded our business-development transactions that have closed to date in the fourth quarter of 2010 with available cash and the proceeds from short-term investments, and we expect to do the same for our pending acquisition of King. For additional information about these transactions, see the “Our Strategic Initiatives––Strategy and Recent Transactions” section of this MD&A.

Operating Activities

During the first nine months of 2010, net cash provided by operating activities was $5.2 billion, compared to net cash provided of $11.8 billion in the same period of 2009. The change in operating cash flows reflects:

●	income tax payments in the first nine months of 2010 of approximately $11.5 billion, primarily associated with certain business decisions executed to finance the Wyeth acquisition;

●	the inclusion of Wyeth operating cash flows in 2010; and

●	the timing of receipts and payments in the ordinary course of business.

In 2010, the cash flow line item called Changes in assets and liabilities, net of acquisitions and divestitures reflects the $11.5 billion tax payments described above.

Investing Activities

During the first nine months of 2010, net cash provided by investing activities was $5.2 billion, compared to net cash used of $26.9 billion in the same period in 2009. The change in investing cash flows was primarily attributable to:

●
net proceeds from redemption and sales of investments of $5.6 billion in the first nine months of 2010, which were used for repayment of short-term borrowings and for tax payments in 2010, compared to net purchases of investments of $26.6 billion in the first nine months of 2009, primarily reflecting the investment of proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and the proceeds from our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009.

Financing Activities

During the first nine months of 2010, net cash used in financing activities was $10.1 billion, compared to net cash provided of $17.2 billion in the same period in 2009. The change in financing cash flows was primarily attributable to:

●
net repayments of borrowings of $4.6 billion in the first nine months of 2010, compared to net borrowings of $21.6 billion in the first nine months of 2009, primarily reflecting the proceeds from our issuance of $13.5 billion of senior unsecured notes in the first quarter of 2009 and our issuance of approximately $10.5 billion of senior unsecured notes in the second quarter of 2009;

●	purchases of common stock of $1.0 billion in the first nine months of 2010, compared to no purchases in the first nine months of 2009; and

●	higher dividend payments in the first nine months of 2010, compared to the first nine months of 2009.

On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan (the “2008 Stock Purchase Plan”), to be funded by operating cash flows that may be utilized from time to time. In total under the 2005 and 2008 Stock Purchase Plans, through October 3, 2010, we have purchased approximately 771 million shares for approximately $19.5 billion. On May 4, 2010, we announced that we would resume purchasing shares of our common stock as market conditions warrant. We purchased approximately 61 million shares of our common stock in the first nine months of 2010, and we did not purchase any shares of our common stock in the first nine months of 2009.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 3, 2010, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In October 2010, our Board of Directors declared a dividend of $0.18 per share, payable on December 1, 2010 to shareholders of record at the close of business on November 8, 2010.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 2. Adoption of New Accounting Policies.

Recently Issued Accounting Standards, Not Adopted as of October 3, 2010

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

OUR FINANCIAL GUIDANCE FOR 2010

We forecast 2010 revenues of $67.0 billion to $68.0 billion, Reported diluted earnings per common share (EPS) of $0.84 to $0.94 and Adjusted diluted EPS of $2.17 to $2.22. The current exchange rates assumed in connection with the 2010 financial guidance are a blend of the average of the actual rates in effect from December 2009 through September 2010 and the mid-October 2010 exchange rates for the remainder of the fiscal accounting year. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2010 Adjusted income and Adjusted diluted EPS guidance to 2010 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance follows:

	Full-Year 2010 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$17.6-$18.0	~$2.17-$2.22
Purchase accounting impacts of transactions completed as of October 3, 2010	(6.1)	(0.75)
Acquisition-related costs	(2.4-2.8)	(0.29-0.34)
Certain significant items	(1.9)	(0.24)
Reported Net income attributable to Pfizer Inc./diluted EPS guidance	~$6.8-$7.6	~$0.84-$0.94
(a)
Amounts do not assume the completion of any business-development transactions not completed as of October 3, 2010, with the exception of the strategic global agreement with Biocon (see the “Our Strategic Initiatives––Strategy and Recent Transactions” section of this MD&A). Amounts exclude the potential effects of the resolution of litigation-related matters not substantially resolved as of October 3, 2010.

(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

Our 2010 financial guidance is subject to a number of factors and uncertainties—as described in the “U.S. Healthcare Legislation,” “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment, Strategy and Responses to Key Opportunities and Challenges” section of our 2009 Financial Report, which is filed as Exhibit 13 to our 2009 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K.

OUR FINANCIAL TARGETS FOR 2012

On May 4, 2010, we reduced our target revenue range for 2012 by $800 million to reflect the anticipated financial impact of the U.S. Healthcare Legislation (see the “U.S. Healthcare Legislation” section of this MD&A). We have reaffirmed all other elements of our 2012 targets. We are targeting 2012 revenues of $65.2 billion to $67.7 billion, Reported diluted EPS between $1.58 and $1.73 and Adjusted diluted EPS between $2.25 and $2.35. The current exchange rates assumed in connection with the 2012 financial targets are the mid-October 2010 exchange rates. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2012 Adjusted income and Adjusted diluted EPS targets to 2012 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders targets follows:

Full-Year 2012 Targets
($ billions, except per share amounts)	Net Income (a)	Diluted EPS (a)
Adjusted income/diluted EPS(b) targets	~$18.3-$19.1	~$2.25-$2.35
Purchase accounting impacts of transactions completed as of October 3, 2010	(3.8)	(0.47)
Acquisition-related costs	(1.2-1.6)	(0.15-0.20)
Reported Net income attributable to Pfizer Inc./diluted EPS targets	~$12.9-$14.1	~$1.58-$1.73
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

Our 2012 financial targets are subject to a number of factors and uncertainties—as described in the “U.S. Healthcare Legislation,” “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment, Strategy and Responses to Key Opportunities and Challenges” section of our 2009 Financial Report, which is filed as Exhibit 13 to our 2009 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2009 Annual Report on Form 10-K.

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

●	Speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

●	Success of external business-development activities, including our ability to satisfy the conditions to closing our merger agreement with King;

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

●
Governmental laws and regulations affecting domestic and foreign operations including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside the U.S. that result from the enactment in August 2010 of the Education Jobs and Medicaid Assistance Act of 2010 and that may result from pending and possible future proposals;

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

●
Impact of acquisitions, divestitures, restructurings, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our acquisition of Wyeth and of our cost-reduction initiatives.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2009 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009; and in Part II, Item 1, of our Quarterly Reports on Form 10-Q for the quarters ended April 4, 2010 and July 4, 2010. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with those earlier Reports. Unless otherwise indicated, all proceedings discussed in those earlier Reports remain outstanding.

Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Chantix (varenicline)

In July 2010, we received notices from Apotex Inc. and Apotex Corp. (collectively, Apotex) and from Mylan Pharmaceuticals Inc. (Mylan) that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Chantix. They assert the invalidity of our patent covering the tartrate salt of varenicline and the non-infringement of our crystalline form patent, both of which expire in 2022. They have not challenged the basic patent, which expires in 2020. In August 2010, we filed actions against Apotex and Mylan in the U.S. District Court for the Southern District of New York asserting the infringement of both of the challenged patents.

Lyrica (pregabalin)

In August 2010, Lupin Limited (Lupin) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lyrica oral solution. Lupin asserts the non-infringement, invalidity and unenforceability of the basic patent, which expires in 2018, and two other patents, which expire in 2013 and 2018. In October 2010, we filed suit against Lupin in the U.S. District Court for the District of Delaware asserting the infringement of all three patents.

Viagra (sildenafil)

In October 2010, we filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex, Mylan and Mylan Inc., Actavis Inc. and Actavis Pharma Manufacturing Pvt. Ltd., and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, which expires in 2019, but are not challenging the basic patent, which expires in 2012.

Product Litigation

Asbestos

As previously reported, in September 2004, Quigley Company, Inc. (Quigley), a wholly owned subsidiary, filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Bankruptcy Court held a confirmation hearing with respect to Quigley’s amended plan of reorganization that concluded in December 2009. Briefing on the legal issues related to the confirmation hearing concluded in February 2010. In September 2010, the Bankruptcy Court declined to confirm the amended reorganization plan. Pfizer and Quigley are seeking to address the Bankruptcy Court’s concerns regarding the amended reorganization plan and currently intend to submit a revised plan for consideration by the court. There is no assurance that such a revised plan will be submitted or that, if submitted, it will be approved by the Bankruptcy Court. As a result of the foregoing, Pfizer has taken an additional charge for this matter of $701 million (pre-tax) in the third quarter of 2010. Further, in order to preserve its right to address certain legal issues raised in the court’s opinion, in October 2010, Pfizer filed a notice of appeal and motion for leave to appeal the Bankruptcy Court’s decision denying confirmation.

Viagra

As previously reported, in March 2010, we and the representatives of the Multi-District Litigation Plaintiffs’ Steering Committee entered into a master settlement agreement providing for the settlement and dismissal of all pending cases and claims asserting visual injuries allegedly caused by Viagra. The master settlement agreement provided for the payment by us of an amount that is not material to Pfizer following our receipt of a release and stipulation of dismissal from all of the claimants, with provision at our election for a specified reduction in the settlement amount in respect of any claimant who does not timely provide the release and stipulation. Following our receipt of a release and stipulation of dismissal from a substantial majority of the claimants, in October 2010 we elected to implement the provisions of the master settlement agreement with respect to those claimants. Accordingly, their claims have been settled for an amount that is not material to Pfizer, and the related cases and claims will be dismissed. We will continue to defend against the cases and claims of the claimants who did not submit a release and stipulation of dismissal, but we do not believe that those cases and claims are material.

Pristiq

As previously reported, in 2008, a purported class action was filed in the U.S. District Court for the Southern District of New York against Wyeth, the Wyeth Savings Plan Committee, the Wyeth Savings Plan-Puerto Rico Committee, the Wyeth Retirement Committee and certain former Wyeth officers and committee members. The complaint alleges that the defendants violated certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA) by maintaining Wyeth stock as an investment alternative under certain Wyeth plans notwithstanding their alleged knowledge of the purported misrepresentation of the safety of Pristiq during the period before the FDA’s issuance on July 24, 2007 of an “approvable” letter for Pristiq for the treatment of vasomotor symptoms of menopause, which allegedly caused a decline in the price of Wyeth stock. In March 2010, the court dismissed the action. In August 2010, the court denied the plaintiff’s motion to amend the complaint. In September 2010, the plaintiff appealed the denial of the motion to amend the complaint and the dismissal order to the U.S. Court of Appeals for the Second Circuit.

Commercial and Other Matters

Acquisition of King Pharmaceuticals, Inc.

In October 2010, several purported class action complaints were filed in federal and state court in Tennessee by shareholders of King Pharmaceuticals, Inc. ("King") challenging Pfizer’s proposed acquisition of King. King and members of King’s Board of Directors are named as defendants in all of these actions; Pfizer and Parker Tennessee Corp., a subsidiary of Pfizer, also are named as defendants in most of these actions. The plaintiffs generally allege that (i) members of King's Board of Directors breached their fiduciary duties to King and its shareholders by authorizing the sale of King to Pfizer for what plaintiffs deem inadequate consideration, and (ii) King and, in the actions in which they are named as defendants, Pfizer and Parker Tennessee Corp. breached and/or aided and abetted the other defendants' alleged breaches of fiduciary duties. The complaint filed in federal court also alleges that King's Schedule 14D-9 recommendation statement for the tender offer contains false statements and omissions of material fact in violation of Sections 14(d)(4) and 14(e) of the Securities Exchange Act of 1934. The plaintiffs in all of these actions seek, among other things, to enjoin the defendants from consummating the acquisition on the agreed-upon terms. On November 2, 2010, all of the actions filed in state court were consolidated in the Chancery Court for Sullivan County, Tennessee Second Judicial District, at Bristol.

One of the conditions to the closing of the acquisition is that no judgment, order, injunction (whether temporary, preliminary or permanent), decision, opinion or decree issued by a court or other governmental entity in the U.S. that makes the acquisition illegal or prohibits the consummation of the acquisition shall be in effect. As a result, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from consummating the acquisition on the agreed-upon terms, then such injunction may prevent the acquisition from becoming effective or from becoming effective within the expected timeframe.

Acquisition of Wyeth

As previously reported, the purported class actions related to Pfizer’s acquisition of Wyeth that were filed against Wyeth, Wyeth’s former directors and Pfizer in state court in Delaware and in the U.S. District Court for the District of New Jersey were dismissed with prejudice in June and August 2010, respectively. The substantially similar purported class action filed against Wyeth and Wyeth’s former directors in state court in New Jersey was dismissed without prejudice in October 2010.

Trimegestone

As previously reported, Aventis filed a breach of contract action against Wyeth in the Commercial Court of Nanterre in France arising out of the December 2003 termination by Wyeth of an October 2000 agreement between Wyeth and Aventis relating to the development of hormone-therapy drugs utilizing Aventis’s trimegestone (TMG) progestin. Aventis alleges that the termination was improper and seeks monetary damages. In January 2009, a three-judge tribunal rendered its decision in favor of Wyeth. In May 2010, the Versailles Court of Appeals reversed the Commercial Court’s decision and appointed experts to hear evidence and make a recommendation to the Court of Appeals concerning damages. In August 2010, Wyeth filed a notice of appeal of the Court of Appeals’ decision with the Supreme Court of France. Notwithstanding the appeal, the damage proceeding by the experts appointed by the Court of Appeals is continuing.

MPA Matter

As previously reported, in 2006, the Irish Director of Public Prosecutions (DPP) served Wyeth’s subsidiary, Wyeth Medica Ireland (WMI), with criminal summonses charging it with violations of the Ireland Waste Management Act and WMI’s Integrated Pollution Prevention and Control License in connection with five shipments from WMI’s Newbridge, Ireland facility of sugar waste water allegedly contaminated with medroxyprogesterone acetate (MPA). In June 2010, WMI entered into a plea agreement with the DPP concerning four deviations from waste-management requirements between September 2000 and November 2001. In October 2010, WMI agreed to pay 70,000 euros to the DPP toward the cost of the prosecution of this matter and was ordered to pay a fine of 40,000 euros.

Government Investigations

We have received civil investigative demands and informal inquiries from the consumer protection divisions of several states seeking information and documents concerning the promotion of Lyrica and Zyvox. These requests appear to relate to the same past promotional practices concerning these products that were the subject of previously reported settlements in September 2009 with the U.S. Department of Justice and the Medicaid fraud control units of various states.

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

In the first nine months of 2010, we recognized $460 million in tax benefits for the resolution of certain tax positions pertaining to prior years with various foreign tax authorities.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2009 Annual Report on Form 10-K, except as discussed in the “U.S. Healthcare Legislation” section of Part I, Item 2, of this Form 10-Q, which section is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the fiscal third quarter of 2010:

Issuer’s Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
July 5, 2010, through July 31, 2010	35,725	$14.62	––	$4,533,767,070
August 1, 2010, through August 28, 2010	54,336	$15.96	––	$4,533,767,070
August 29, 2010, through October 3, 2010	30,114,874	$16.69	29,945,200	$4,034,050,592
Total	30,204,935	$16.68	29,945,200
(a)
On January 23, 2008, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2008 Stock Purchase Plan”) to be utilized from time to time. On May 4, 2010, the Company announced that it would resume purchasing its shares as market conditions warrant.

(b)
In addition to the purchases under the 2008 Stock Purchase Plan, these columns reflect the following transactions during the fiscal third quarter of 2010: (i) the surrender to Pfizer of 200,613 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, (ii) the open-market purchase by the trustee of 50,816 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance-contingent share awards and who deferred receipt of such awards, and (iii) the surrender to Pfizer of 8,306 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees.

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

Pfizer Inc.
(Registrant)

Dated: November 12, 2010	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)