Form 10-K
period 2010-12-31
PFIZER INC
filed 2011-02-28
CIK 78003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 4, 2010, was approximately $114 billion. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of February 22, 2011 was 7,995,220,402 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders	Parts I and III

PART I

ITEM 1.	BUSINESS

General

Pfizer Inc. (which may be referred to as Pfizer, the Company, we, us or our) is a research-based, global biopharmaceutical company. We apply science and our global resources to improve health and well-being at every stage of life. We strive to set the standard for quality, safety and value in the discovery, development and manufacture of medicines for people and animals. Our diversified global healthcare portfolio includes human and animal biologic and small molecule medicines and vaccines, as well as nutritional products and many of the world’s best-known consumer healthcare products. Every day, we work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. Consistent with our responsibility as the world’s leading biopharmaceutical company, we also collaborate with other biopharmaceutical companies, healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world.

The Company was incorporated under the laws of the State of Delaware on June 2, 1942.

On October 15, 2009, we completed our acquisition of Wyeth. The acquisition was a cash-and-stock transaction valued, based on the closing market price of Pfizer’s common stock on the acquisition date, at $50.40 per share of Wyeth common stock, or a total of approximately $68 billion.

On October 12, 2010, we and King Pharmaceuticals, Inc. (King) announced that we had entered into a definitive merger agreement under the terms of which we will acquire King, a diversified specialty pharmaceutical discovery and clinical development company, for $3.6 billion in cash or $14.25 per King share. On January 31, 2011, we acquired approximately 92.5% of King’s outstanding common stock through the completion of a tender offer. We intend to complete the acquisition of King through a short-form merger under Tennessee law on or about February 28, 2011, without a vote of the remaining shareholders of King. As a result of the merger, each remaining share of King common stock will be converted into the right to receive $14.25 per share, net in cash, without interest and less any required withholding taxes and King will become a wholly-owned subsidiary of Pfizer.

Pfizer Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available on our website (www.pfizer.com), in text format and in interactive data file format, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Throughout this 2010 Form 10-K, we “incorporate by reference” certain information from parts of other documents filed or to be filed with the SEC, including our Proxy Statement for the 2011 Annual Meeting of Shareholders (2011 Proxy Statement) and the 2010 Financial Report, which will be contained in Appendix A to our 2011 Proxy Statement. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2010 Annual Report to Shareholders consists of the 2010 Financial Report and the Corporate and Shareholder Information attached to the 2011 Proxy Statement. Portions of our 2010 Financial Report are filed as Exhibit 13 to this 2010 Form 10-K. Our 2010 Financial Report will be available on our website (www.pfizer.com) on or about February 28, 2011. Our 2011 Proxy Statement will be available on our website on or about March 22, 2011.

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Chief Executive Officer and Chief Financial Officer certifications; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee Charters; and transactions in Pfizer securities by Directors and Officers, is available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to Matthew Lepore, Vice President and Corporate Secretary, Chief Counsel-Corporate Governance, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

Business Segments

We operate two distinct commercial organizations which constitute our two business segments: Biopharmaceutical and Diversified. Biopharmaceutical includes the Primary Care, Specialty Care, Established Products, Emerging Markets and Oncology customer-focused units, which, in 2010, included products that prevent and treat cardiovascular and metabolic diseases, central nervous system disorders, arthritis and pain, infectious and respiratory diseases, urogenital conditions, cancer, eye disease and endocrine disorders, among others. Diversified includes Animal Health products that prevent and treat diseases in livestock and companion animals; Consumer Healthcare products that include over-the-counter healthcare products such as pain management therapies, cough/cold/allergy remedies, dietary supplements, hemorrhoidal care and other personal care items; Nutrition products such as infant and toddler formula products; and Capsugel, which represents our hard capsules business.

Comparative segment information for 2010, 2009 and 2008 is presented in the tables captioned Segment Revenues and Profit: Segment Assets, Property, Plant and Equipment Additions, and Depreciation and Amortization; Geographic; and Revenues by Product in Note 20 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2010 Financial Report. The information from those tables in our 2010 Financial Report is incorporated by reference in this 2010 Form 10-K.

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

Biopharmaceutical

Revenues from the Biopharmaceutical segment contributed approximately 86% of our total revenues in 2010 and 91% of our total revenues in both 2009 and 2008.

We recorded direct product sales of more than $1 billion for each of 15 Biopharmaceutical products in 2010, and for each of nine legacy Pfizer Biopharmaceutical products in 2009 and 2008. These products represented 60% of our Biopharmaceutical revenues in 2010, 56% of our Biopharmaceutical revenues in 2009 and 60% of our Biopharmaceutical revenues in 2008.

Worldwide Biopharmaceutical revenues in 2010 were $58.5 billion, an increase of 29% compared to 2009, primarily due to the inclusion of operational revenues from legacy Wyeth products of approximately $13.7 billion, which favorably impacted Biopharmaceutical revenues by 30%, the weakening of the U.S. dollar relative to other currencies, primarily the Canadian dollar, Australian dollar, Japanese yen and Brazilian real, which favorably impacted Biopharmaceutical revenues by approximately $900 million, or 2%, partially offset by the decrease in operational revenues of approximately $1.5 billion, or 3%, from legacy Pfizer products overall, including Norvasc, Camptosar, Lipitor and Detrol/Detrol LA in 2010.

Geographically, in the U.S., Biopharmaceutical revenues increased 30% in 2010 compared to 2009 primarily due to the inclusion of revenues from legacy Wyeth products of $6.6 billion, which had a favorable impact of 33%, partially offset by lower overall revenues from legacy Pfizer products, including Lipitor, Detrol/Detrol LA, Celebrex, Lyrica, Chantix and Caduet, and the impact of increased rebates in 2010 as a result of the impact of the U.S. healthcare legislation enacted in March 2010, all of which had an unfavorable impact of $664 million, or 3%.

In our international markets, Biopharmaceutical revenues increased 28% in 2010 compared to 2009 reflecting the inclusion of operational revenues from legacy Wyeth products of $7.1 billion, which had a favorable impact of 28%, and the favorable impact of foreign exchange on international Biopharmaceutical revenues of approximately $900 million, or 3%, partially offset by lower operational revenues from legacy Pfizer products of $819 million, or 3%. The decrease in operational revenues of legacy Pfizer products was due to lower operational revenues from, among other products, Lipitor, Norvasc and Camptosar, all of which were impacted by the loss of exclusivity in certain international markets.

Biopharmaceutical—Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely-used branded prescription treatment for lowering cholesterol and the best-selling prescription pharmaceutical product of any kind in the world. See Patents and Intellectual Property Rights for further information on Lipitor.

•

Enbrel is our treatment for rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine. The approval of a number of competing products for the treatment of psoriasis is expected to increase competition with respect to Enbrel in 2011. Under our agreement with Amgen Inc. (Amgen), we and Amgen co-promote Enbrel in the U.S. and Canada and share in the profits from Enbrel sales in those countries. Our co-promotion agreement with Amgen expires in 2013, and we are entitled to a royalty stream for 36 months thereafter, which is significantly less than our current share of Enbrel profits from U.S. and Canadian sales. Our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement.

•

Lyrica is indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) in certain countries outside the U.S.

•

Prevnar/Prevenar 13, launched in Germany in late 2009 and in the U.S. in early 2010, with launches in other markets in 2010, is our 13-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children. To date, Prevnar/Prevenar 13 has been approved in over 80 countries and launched in over 55 of those countries.

•

Celebrex is for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis and acute pain in adults. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra began facing generic competition in Spain and Finland in December 2009.

•

Xalabrands consists of Xalatan, a prostaglandin, the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol), available outside the U.S. We expect to lose exclusivity for Xalatan in the U.S. in March 2011 and for Xalatan and Xalacom in the majority of major European markets in July 2011. We are, however, pursuing a pediatric extension in Europe. If successful, exclusivity in the majority of major European markets will be extended by six months to January 2012.

•

Effexor XR (extended release capsules) is our antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. Effexor XR faces generic competition outside the U.S. and has faced generic competition in the U.S. since July 1, 2010. This generic competition had in 2010, and will continue to have a significant adverse impact on our revenues for Effexor XR.

•	Norvasc, for treating hypertension, lost exclusivity in the U.S. in March 2007 and has also experienced patent expirations in other major markets, including Canada, in July 2009.

•

Prevnar/Prevenar (7-valent) is our 7-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children. Certain markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar/Prevenar 13 (see discussion above) resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

•

Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus in complicated skin structure infections and nosocomial pneumonia.

•	Our Premarin family of products remains the leading therapy to help women address moderate to severe menopausal symptoms.

•

Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC—including two-year survival data, which represents the first time overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through access and healthcare coverage. As of December 31, 2010, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC. On July 1, 2010, the FDA approved revised labeling for Sutent, which includes a boxed warning concerning hepatotoxicity and related changes to the warnings and precautions section. Over 91,000 patients worldwide have been treated with Sutent. The risk-benefit profile of Sutent in both mRCC and second-line GIST has been well established through large, randomized clinical trials evaluating its safety and efficacy. Sutent remains an important treatment option for these two difficult-to-treat cancers.

•

Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder.

•	Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day.

•	Zosyn/Tazocin our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets.

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

•

Vfend, as the only branded agent available in intravenous and oral forms, continued to build on its position as the best-selling systemic, antifungal agent worldwide in 2010. Vfend’s overall global sales continued to be driven in 2010 by its acceptance as an excellent broad-spectrum agent for treating yeast and molds. In October 2009, we settled a challenge by Mylan, Inc. (Mylan) and its subsidiary, Matrix Laboratories Limited (Matrix), to four of our patents relating to Vfend by entering into an agreement granting Matrix and another subsidiary of Mylan the right to market voriconazole (generic Vfend) tablets in the U.S. Pursuant to that settlement agreement, Matrix and the other Mylan subsidiary launched their generic voriconazole tablet in the U.S. in February 2011. In addition, the basic patent for Vfend tablets in Brazil expired in January 2011.

•

Protonix (pantoprazole sodium) is our proton pump inhibitor for gastroesophageal reflux disease. We have an exclusive license from Nycomed GmbH to sell Protonix in the U.S., where it faces generic competition as the result of at-risk launches by certain manufacturers that began in 2007 and the expiration of the basic U.S. patent (including the six-month pediatric exclusivity period) in January 2011.

•

Chantix/Champix, the first new prescription treatment to aid smoking cessation in nearly a decade, has been launched in all major markets. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

•

BeneFIX, ReFacto AF, Xyntha are hemophilia products that assist patients with lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery.

•	Caduet is a single pill therapy combining Lipitor and Norvasc for the prevention of cardiovascular events. We expect that Caduet will lose exclusivity in the U.S. in November 2011.

•	Revatio is for the treatment of pulmonary arterial hypertension.

•

Pristiq was approved for the treatment of Major Depressive Disorder (MDD) in the U.S. in February 2008 and subsequently was approved for that indication in 28 other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico and the Philippines.

•

Aricept, discovered and developed by Eisai Co., Ltd., is the world’s leading medicine to treat symptoms of Alzheimer’s disease. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell this medicine in certain other countries. We lost exclusivity for Aricept 5 mg. and 10 mg. tablets in the U.S. in November 2010. We expect that the Aricept 23mg. tablet will have exclusivity in the U.S. until July 2013.

•	Spiriva is our inhaled maintenance prescription treatment for breathing problems associated with chronic obstructive pulmonary disease (COPD), a lung condition that includes chronic bronchitis, emphysema, or both. We co-promote Spiriva in the U.S. with Boehringer Ingelheim Pharmaceuticals, Inc.

Diversified

Worldwide Diversified revenues increased 114% in 2010 compared to 2009 due to the inclusion of operational revenues from legacy Wyeth products of approximately $4.4 billion in 2010, which favorably impacted Diversified revenues by 106%. The increase was primarily due to the addition of the legacy Wyeth Consumer Healthcare and Nutrition operations. In addition, worldwide Diversified revenues were favorably impacted by the operational revenue increase in legacy Pfizer Diversified businesses of 3% in 2010, and the favorable impact of foreign exchange of 5%.

Animal Health

Our Animal Health unit is one of the largest in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. Revenues from Animal Health products increased by 29% in 2010 compared to 2009, reflecting the inclusion of operational revenues from legacy Wyeth Animal Health products of 22%, higher operational revenues from legacy Pfizer Animal Health products of 4% due primarily to growth in the companion animal and livestock business and the favorable impact of foreign exchange of 3%. The following factors impacted 2010 results:

•	the first full year of sales associated with the acquisition of Fort Dodge Animal Health from Wyeth; and

•	improving economic conditions.

Among the products we market are vaccines, anti-infectives, anti-inflammatories, antiemetics and parasiticides, including the following products:

•	Startect is a new product combining two anthelmintics to deliver a broad spectrum control of parasitic worm infestation in sheep.

•	Improvac is a novel gonadotropin releasing factor (GnRF) vaccine for swine that prevents boar taint.

•	Palladia is a treatment of mast cell tumors, a common form of cancer that affects dogs; it works by killing tumor cells and by cutting off the blood supply to the tumor.

•	Convenia is an anti-infective for dogs and cats that delivers an assured full course of therapy from a single injection.

•	Cerenia is a selective NK-1 receptor antagonist for the treatment and prevention of vomiting in dogs and for the prevention of motion sickness.

•	Revolution/Stronghold is a topically administered parasiticide for dogs and cats that controls a number of different parasites such as fleas and heartworm.

•	Rimadyl relieves pain and inflammation associated with canine osteoarthritis and soft tissue orthopedic surgery.

•	Draxxin is an effective and convenient single dose anti-infective used to treat infections in cattle and swine.

•	Excede is an effective and convenient single-dose anti-infective used to treat infections in dairy cows, beef cattle and swine.

•	Zulvac provides a highly effective vaccination program for cattle against the viral disease, bluetongue.

Consumer Healthcare

Consumer Healthcare is the fifth-largest over-the-counter healthcare products company in the world and sells two of the ten largest selling over-the-counter brands (Centrum and Advil) in the world. Consumer Healthcare revenues totaled $2.8 billion for 2010. The Consumer Healthcare unit holds strong positions in various geographic markets with its highest revenue volume in the U.S., Canada, the People’s Republic of China, Italy, Germany, Brazil and Australia. Major categories and product lines include:

•	Dietary Supplements: Centrum brands (including Centrum, Centrum Silver, Centrum Men’s and Women’s, Centrum Performance, Centrum Cardio and Centrum Kids), Caltrate;

•	Pain Management: Advil brands (including Advil, Advil PM, Advil Liqui-Gels, Children’s Advil, Infant’s Advil, Advil Migraine), ThermaCare;
•	Respiratory: Robitussin, Advil Cold & Sinus, Advil Congestion Relief, Dimetapp;

•	Personal Care: ChapStick, Preparation H.

Nutrition

Pfizer Nutrition is a leader in infant nutritionals in the markets in which we operate. We have a focused presence in key markets throughout Asia, the Middle East, Europe and Latin America with China, the Philippines, the U.K., Mexico and Australia being among our top markets. As part of Pfizer, Nutrition continues to have enhanced opportunities to grow in new and existing markets, as well as to leverage the Company’s strengths in order to accelerate innovation and develop new products. Nutrition’s revenues totaled $1.9 billion in 2010.

Nutrition products include our S26 Preterm Feeding System, specialty formulas such as S26 PE Gold, S26 HA Gold and a range of age-specific products that include S26 PE Gold, Progress, Promil and Promise.

Capsugel

Capsugel has a diverse product line that includes not only hard gelatin capsules, but also liquid, softgel, non-animal, and fish gelatin capsules, all for use in pharmaceutical and dietary supplement dosage delivery. Revenues of $752 million for 2010 represent an increase of $12 million versus 2009, with no meaningful impact from foreign exchange. Revenue in the 2009 period prior to the acquisition of Wyeth includes $5 million of Capsugel sales to Wyeth. Post-acquisition, these sales are considered intercompany and eliminated from consolidated Pfizer results. We are currently reviewing strategic alternatives for Capsugel, which may include divestiture.

Research and Development

Innovation by our research and development operations is very important to the Company’s success. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. We spent $9.4 billion in 2010, $7.8 billion in 2009 and $7.9 billion in 2008 on research and development.

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

Drug discovery and development is time-consuming, expensive and unpredictable. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), out of 5,000-10,000 screened compounds, only 250 enter preclinical testing, five enter human clinical trials and one is approved by the FDA. The process from early discovery or design to development to regulatory approval can take more than ten years. Drug candidates can fail at any stage of the process. Candidates may not receive regulatory approval even after many years of research.

As of year-end 2010, we had about 374 projects in research and development, ranging from discovery through registration, of which 116 programs are in Phase 1 through registration. At year-end 2010, our Phase III portfolio contained 24 programs. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering clinical development phases are the foundation for future products.

In addition to discovering and developing new products, our research operations seek to add value to our existing products by improving their effectiveness and by discovering new uses for them.

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth under the heading Product Developments in our 2010 Financial Report. That information is incorporated by reference.

Our competitors also devote substantial funds and resources to research and development. We also compete against numerous small biotechnology companies in developing potential drug candidates. The extent to which our competitors are successful in their research could result in erosion of the sales of our products and unanticipated product obsolescence.

On February 1, 2011, we announced a focus on disease areas where we believe we can deliver the greatest medical and commercial success. Our high-priority therapeutic areas are immunology and inflammation, oncology, cardiovascular and metabolic diseases, neuroscience and pain, and vaccines. Key steps in this process include the planned reduction in the number of disease areas we will focus on as well as a realigned research and development footprint. As a result, we expect significant reductions in our annual research and development expenses.

International Operations

We have significant operations outside the United States. They are managed through the same segments as our U.S. operations—Biopharmaceutical and Diversified.

Revenues from operations outside the U.S. of $38.8 billion accounted for 57% of our total revenues in 2010. Revenues exceeded $500 million in each of 18 countries outside the U.S. in 2010. The U.S. was the only country to contribute more than 10% of our total revenues, comprising 43% of total revenues in both 2010 and 2009 and 42.3% of total revenues in 2008. Japan is our second-largest national market, with 7.5% of total revenues in 2010, 8.5% of total revenues in 2009 and 7.7% of total revenues in 2008.

For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic in Note 20 to our consolidated financial statements, Segment, Geographic and Revenue Information, in our 2010 Financial Report and the table captioned Revenues by Segment and Geographic Area in our 2010 Financial Report. Those tables are incorporated by reference.

Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. Our international businesses are also subject to government-imposed constraints, including laws and regulations on pricing, reimbursement and access to our products. See Government Regulation and Price Constraints below for a discussion of these matters.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2010, both revenues and net income were favorably impacted by foreign exchange in general, as foreign currency movements relative to the U.S. dollar increased our revenues and net income in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments. See the discussion under Note 9-E to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2010 Financial Report. That discussion is incorporated by reference. Related information about valuation and risks associated with such financial instruments in part F of that Note is also incorporated by reference.

Marketing

In our global Biopharmaceutical segment, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. We also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits and risks of our products while continuing to motivate people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues, and our patient assistance programs.

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

Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies. We seek to gain access to healthcare authority, PBM and MCO formularies (lists of recommended, approved, and/or reimbursed medicines and other products). We also work with MCOs, PBMs, employers and other appropriate healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines.

During 2010, Pfizer revenues generated from our three largest biopharmaceutical wholesalers were as follows:

•	McKesson, Inc.—14% of our total revenues;

•	Cardinal Health, Inc.—10% of our total revenues; and

•	AmerisourceBergen Corporation—9% of our total revenues.

Sales to these wholesalers were concentrated in the Biopharmaceutical segment. Apart from these instances, neither of our business segments is dependent on any one customer or group of related customers.

Our global Diversified segment consists of four global units: Animal Health, Consumer Healthcare, Nutrition and Capsugel. Each unit utilizes its own sales and marketing organization to promote its products, and each occasionally uses distributors in smaller markets.

Our Animal Health unit’s advertising and promotions are generally targeted to healthcare professionals. Animal Health products are sold through veterinarians, distributors and retail outlets as well as directly to users.

Our Consumer Healthcare unit’s advertising and promotions are generally targeted to consumers through television, print and other media advertising, as well as through in-store promotion. Consumer Healthcare products are sold through a wide variety of channels, including distributors, pharmacies, retail chains and grocery and convenience stores.

Our Nutrition unit supports and adheres to the World Health Organization code and national codes on the marketing of breast milk substitutes. Nutrition encourages breastfeeding as the best nutrition for infants, and provides important products for infants who are not exclusively breastfed. Advertising and promotion of our Nutrition products for older children and adults generally target consumers and healthcare professionals through print and media advertising and television. Our Nutrition products are sold through a wide variety of channels, including distributors, pharmacies, hospitals and modern and traditional retailers.

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

Aricept is patented by Eisai Co., Ltd (Eisai). We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell the drug in certain other countries. We lost exclusivity for Aricept 5 mg. and 10 mg. tablets in the U.S. in November 2010. We expect that the Aricept 23mg. tablet will have exclusivity in the U.S. until July 2013.

We have exclusive rights to Enbrel outside the U.S. and Canada and we co-promote Enbrel with Amgen in the U.S. and Canada.

In addition to our U.S. basic product patent for Lipitor, which (including the pediatric exclusivity period) expired in March 2010, we have a patent covering specifically the enantiomeric form of the drug, which (including the pediatric exclusivity period) expires in June 2011. We have granted Watson Laboratories, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which is expected to commence in November 2011. As Watson’s exclusive supplier, we will manufacture and sell generic atorvastatin tablets to Watson. In markets outside the U.S., Lipitor has lost exclusivity in certain countries and will lose exclusivity at various times in other countries. The Lipitor compound patent will expire in November 2011; however, we are pursuing a pediatric extension in the European Union (EU). If successful, this exclusivity in the majority of major European markets will be extended by six months to May 2012. See Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2010 Financial Report regarding pending legal challenges to our Lipitor patents in the U.S.

Norvasc, Effexor/Effexor XR, Vfend tablets, Zosyn/Tazocin and Protonix face generic competition in the U.S.

Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Caduet, Viagra, Detrol/Detrol LA, Lyrica, Tygacil, Sutent, Rapamune, Relpax and Zyvox. Wyeth and a subsidiary of Wyeth are defendants in a lawsuit alleging that their ReFacto and Xyntha products infringe the patents of another company.

We also have other patent rights covering additional products that have lesser revenues than most of the products set forth in the table above. Of these, we expect to lose exclusivity in the U.S. for Caduet and Aromasin in 2011.

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

Our biotechnology products, including Enbrel and the Prevnar family, may face competition from biosimilars (also referred to as “follow-on biologics”). Such biosimilars would reference biotechnology products already approved under the U.S. Public Health Service Act. Abbreviated legal pathways for the approval of biosimilars exist in certain international markets and now, with the passage of legislation in 2010, a framework for such approval exists in the U.S. See Government Regulation and Price Constraints below.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant exclusivity period has expired.

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

Our acquisition of Wyeth in October 2009 created a broader, more diverse portfolio and pipeline with industry-leading positions in potential high-growth areas, further strengthened by new capabilities in biotechnology and vaccines. The addition of Wyeth not only strengthens our presence in the United States and Europe, but also enhances our abilities to provide emerging markets in China, Latin America, Africa, and the Middle East with high-quality, innovative medicines.

Our competitors include other worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug and consumer healthcare manufacturers. We compete with other companies that manufacture and sell products that treat similar diseases or indications as our major products.

Such competition affects our core product business, which is focused on applying innovative science to discover and market products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development, as well as our emphasis on business development over the past decade, all resulting in a strong product pipeline. Our investment in research does not stop with drug approval; we continue to invest in further understanding the value of our products for the conditions they treat as well as potential new applications. We seek to protect the health and well-being of patients by ensuring that medically sound knowledge of the benefits and risks of our medicines is understood and communicated to patients, physicians and global health authorities. We also continue to enhance the organizational effectiveness of all of our Biopharmaceutical functions, including coordinating support for our salespersons’ efforts to accurately and ethically launch and promote our products to our customers.

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

Our Consumer Healthcare unit faces competition from over-the-counter business units in other major pharmaceutical and consumer packaged goods companies as well as retailers who carry their own private label brands. Our competitive position is affected by several factors, including the amount and effectiveness of our and our competitors’ promotional resources; customer acceptance; product quality; our and our competitors’ introduction of new products, ingredients, claims, dosage forms, or other forms of innovation; pricing and regulatory and legislative matters (e.g., product labeling, patient access, prescription to over-the-counter switches, etc.).

Our Nutrition unit has many competitors, including several multinational companies, as well as numerous local, privately-owned brands. Our competitive position is affected by several factors, including the amount of resources deployed by competitors to develop, enhance and promote products; the increasing pace of product and packaging innovation in the category; the effectiveness of our promotional efforts; customer acceptance; product quality; new product launches; development of alternative products by competitors; growth of lower-cost private label brands; regulatory and legislative issues; and scientific and technological advances.

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

The growth of MCOs has increased pressure on drug prices. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. They typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. MCOs use their purchasing power to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can prevent the need for hospitalization, professional therapy or even surgery, such drugs can become favored first-line treatments for certain diseases.

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

The impact of MCOs on drug prices and volumes has increased as the result of their role in negotiating on behalf of Medicare beneficiaries in connection with the Medicare out-patient Prescription Drug Benefit, Medicare Part D, that took effect January 1, 2006. MCOs and PBMs negotiate on behalf of the federal government as Prescription Drug Plans (PDPs). We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the Medicare PDPs in 2010.

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

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2010, and none are expected in 2011. However, select agricultural-based materials have from time to time increased in price due to short-term imbalances between supply and demand. We have successfully secured these materials to meet our requirements in these circumstances but generally at higher prices than those historically paid.

Government Regulation and Price Constraints

In the United States

General. Pharmaceutical companies are subject to extensive regulation by national, state and local agencies in the countries in which they do business. Of particular importance is the FDA in the U.S. It has jurisdiction over our Biopharmaceutical products and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of these products. The FDA also regulates our Consumer Healthcare, Nutrition and Capsugel products as well as our Animal Health products. The U.S. Department of Agriculture and the U.S. Environmental Protection Agency also regulate some of our products.

In addition, many of our activities are subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services (HHS), the Federal Trade Commission (which also has the authority to regulate the advertising of consumer healthcare products including over-the-counter drugs and dietary supplements) and the Department of Justice. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies. See Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2010 Financial Report. Such actions may involve product recalls, seizures and other civil and criminal sanctions.

Healthcare Reform. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (commonly referred to as the Affordable Care Act (ACA)), was enacted in the U.S. The provisions of the ACA are effective on various dates over the next several years. The principal provisions affecting the biopharmaceutical industry include:

•

an increase in the minimum Medicaid rebate on prescription drugs from 15.1% to 23.1%, (effective January 1, 2010) and the extension of rebates to Medicaid managed care organizations (effective March 23, 2010);

•	discounts of 50% on branded pharmaceutical sales to Medicare Part D beneficiaries in the Medicare coverage gap, known as the “doughnut hole” (effective January 1, 2011); and

•

a non-deductible annual fee payable to the federal government based on a company’s prior calendar year share of branded prescription drug sales to specified government programs (effective January 1, 2011 through 2018).

The ACA is estimated to result in the coverage of 32 million uninsured individuals. Approximately half of this will occur through an expansion of the Medicaid program. Effective in 2014, individuals with incomes below 133% of the federal poverty level (FPL) will be eligible for Medicaid. The remainder will be covered with private sector coverage either through their employer or the new state-based Health Insurance Exchanges. With limited exceptions, individuals who fail to purchase health insurance will pay a penalty. Individuals with incomes between 100%—400% of FPL will be eligible for subsidies to help pay for coverage.

Expanding insurance coverage and other costs are expected to represent a relatively modest gain to overall pharmaceutical sales as the newly insured are principally young and relatively healthy. At the same time, the rebates, discounts, taxes and other costs associated with the ACA are a significant cost to the industry.

The ACA created the Independent Payment Advisory Board (IPAB), a 15-member panel appointed by the President with the advice and consent of the Senate. The IPAB is charged with developing proposals to “reduce the per capita rate of growth in Medicare spending” in the event that the actual Medicare per capita growth rate exceeds a specified target. Unless Congress acts to alter the proposals, they will be automatically implemented. The IPAB cannot directly ration care, raise premiums, increase cost sharing, or otherwise restrict benefits or modify eligibility. If it fails to act, the Secretary of HHS is directed to prepare a proposal. The IPAB is prohibited by statute from making payment reductions to certain sectors such as hospitals and home health agencies, which increases the risk that the IPAB will propose to limit access to pharmaceutical treatments or mandate price controls for our products.

The ACA also establishes a Patient Centered Outcomes Research Institute (PCORI), a private, non-profit corporation empowered to fund and disseminate comparative effectiveness research (CER) and build infrastructure for improved outcomes analysis. PCORI will have no ability to impose formulary changes directly in government-funded health programs. We expect that due to the PCORI as well as the underlying market demand for data-driven differentiation, CER studies will have growing influence on access. Overseeing and managing the PCORI is an advisory board drawn from multiple and varied stakeholder organizations, including the pharmaceutical industry. Pfizer’s Chief Medical Officer currently serves as the industry representative on the advisory board.

The ACA defines a set of essential benefits that must be covered for health benefits to qualify to meet the requirements of the ACA mandates. Prescription drugs are defined as an essential benefit in the legislation. Regulation may offer additional specificity on what exactly should be covered (for example, that branded drugs and generics should be covered). Essential benefits are defined to be comparable to current employer plans.

Changes in the Enforcement Environment. The ACA expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the False Claims Act and the Anti-Kickback Statute to make it easier to bring suit under these statutes. The ACA also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse, and expanded use of Recovery Audit Contractors for enforcement.

Starting in 2012, pharmaceutical manufacturers will be required to record any transfers of value made to doctors and teaching hospitals and to disclose such data to HHS, with the initial disclosure to HHS due in 2013. In addition to civil penalties for failure to report transfers of value to physicians or teaching hospitals, there will be criminal penalties if a manufacturer intentionally makes false statements in such reports. Further, the increased access to such data by fraud and abuse investigators could potentially raise the risk of liability for improper payments under the False Claims Act.

Medicare. Medicare Part D went into effect on January 1, 2006. Elderly and disabled beneficiaries have access to the Medicare drug benefit through private plans approved by the federal government. Beneficiaries with low incomes and modest assets are eligible for assistance with Part D plan premiums and cost sharing. Nationally, the share of such beneficiaries with comprehensive drug coverage increased from 59% in 2005 to over 90% in 2010. Also in 2010, 17.7 million people were enrolled in stand-alone Prescription Drug Plans, while 9.6 million were enrolled in Medicare Advantage Plans or in other types of health plans with prescription drug coverage. Medicare beneficiaries report high levels of satisfaction with an overwhelming majority saying the program works well. In addition, the program costs less than originally expected. According to the 2010 Medicare Trustees Report, total Part D costs have declined 41%, or $261 billion, compared to the initial 10-year cost estimate for 2004-2013.

The ACA made some important changes to the drug benefit—in particular, phasing out the coverage gap by 2020. Prior to reform, beneficiaries who reached a certain level of spending on prescription medications (the Part D coverage gap or “doughnut hole”) had to pay 100% of the cost of their drugs until personal out-of-pocket spending reached a level qualifying them for catastrophic coverage. The Medicare Part D Coverage Gap Discount Program uses public and private funding to relieve the financial burden facing beneficiaries who fall into the coverage gap. For 2011, branded pharmaceutical companies will pay 50% of the cost of the branded drugs in the gap and the government will pay 7% of the cost for generic drugs in the gap. As a result, rather than paying 100% of the total cost of their drugs when they reach the coverage gap, enrollees will pay 50% of the total cost of branded drugs and 93% of the total cost of generic drugs. By 2020 enrollees will pay only 25% of the cost of their branded and generic drugs in the gap as the share covered by the government will increase.

Biosimilars. The ACA also created a framework for the approval of follow-on biologics, or biosimilars, following the expiration of 12 years of exclusivity for the innovator biologic with a potential six month pediatric extension. The FDA is responsible for implementation of the legislation, which will require the FDA to address such key topics as the type and extent of data needed to establish biosimilarity; the data required to achieve interchangeability compared to biosimilarity; the naming of biosimilars; the implications of having or not having unique names; the tracking and tracing of adverse events; and the acceptability of data from an ex-U.S. licensed reference product comparator to demonstrate biosimilarity and/or interchangeability.

Medicaid and Related Matters. Federal law requires branded pharmaceutical companies to provide rebates to state Medicaid agencies. The ACA has brought about major changes in the Medicaid program. Collectively, the measures (i) increased federal rebates paid by manufacturers on branded drugs within the traditional Medicaid program from 15.1% to 23.1%, and for generic drugs from 11% to 13% of Average Manufacturer Price (“AMP”) in 2010; (ii) expanded Medicaid drug rebates to cover drugs provided through managed Medicaid plans beginning in 2010; and (iii) expanded Medicaid drug rebates to cover new formulations of brand-name drugs, beginning in 2010. The law also creates a federal upper limit under the Medicaid program for generic drugs at 175% of AMP. In addition, the law expands the types of entities eligible for the “Section 340B discounts” for outpatient drugs provided in 2010.

The majority of states use preferred drug lists to restrict access to certain medicines to Medicaid beneficiaries. Restrictions exist for some Pfizer products in certain states. Access in the Medicaid managed care program is typically determined by the health plans providing coverage for Medicaid recipients contracting for the provision of services in the state. Given states’ current and likely ongoing fiscal crises, a growing number of states are considering a variety of cost-control strategies, including capitated managed care plans which typically contain cost by restricting access to certain treatments.

The ACA expands Medicaid coverage in 2014. It is expected that 16 million additional people will be enrolled in Medicaid by 2019.

We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Revenues section of our 2010 Financial Report and in Note 1-H to our consolidated financial statements, Significant Accounting Policies, Revenues, in our 2010 Financial Report, which discussions are incorporated by reference.

Marketing Restrictions. Federal healthcare professional payment disclosure provisions enacted under the ACA require biopharmaceutical and medical device companies to report payments made to physicians and teaching hospitals to the Secretary of HHS beginning in 2013 for 2012 transactions. HHS is required to post these payments publicly on a website. This national payment transparency effort and industry commitment to uphold voluntary codes of conduct (the updated PhRMA Code on Interactions with Healthcare Professionals, PhRMA Guiding Principles Direct to Consumer Advertisements About Prescription Medicines, etc.) will complement existing laws and regulations to help ensure ethical collaboration and truthful product communications. These efforts are in place to help ensure responsible marketing approaches and to address concerns.

Importation of Drugs. There continue to be legislative proposals to amend U.S. law to allow the importation into the U.S. of prescription drugs from outside the U.S., which can be sold at prices that are regulated by the governments of various foreign countries. In addition to well-documented safety concerns, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Modernization Act maintains a prohibition on such imports, it would allow importation from Canada if the Secretary of HHS certifies that such importation is safe and would result in savings to consumers. Before the 2003 Medicare Modernization Act, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of HHS made the same safety and cost-savings certifications. As part of the debate on the ACA, two Senate proposals that would have restored the broader number of countries from which importation would be permissible were introduced but were ultimately defeated.

The Secretaries of HHS in the Clinton, George W. Bush, and Obama Administrations have all declined to certify that importation of medicines is safe and saves money. If the Secretary of HHS changes its position, an increase in cross-border trade in medicines subject to foreign price controls in other countries could occur.

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

Outside the United States

We encounter similar regulatory and legislative issues in most other countries. In Europe, Canada and some other international markets, the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries.

Europe. The approval of new drugs across the EU may be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/European Medicines Agency (EMA) Centralized Procedure. These procedures apply in the EU member states, plus the European Economic Area countries, Norway and Iceland. The use of these procedures generally provides a more rapid and consistent approval process across the member states than was the case when the approval processes were operating independently within each country.

Since the EU does not have jurisdiction over patient reimbursement or pricing matters in its member states, we continue to work with individual countries on such matters across the region.

The world economy in 2010 was recovering from the recent financial crisis and recession. One of the consequences of the recession for almost all world economies has been an increased proportion of gross domestic product (GDP) arising from government spending and reduced tax receipts. For many developed economies, particularly in Europe, this exacerbated existing fiscal imbalances and increased net government debts. Under these macroeconomic conditions, Pfizer faced widespread incremental pressures on international pricing and reimbursement, particularly in developed European markets with a high government share of pharmaceutical spending. Specific pricing pressures included increased mandatory rebates in Germany and significant price cuts in Greece, Portugal, and Spain.

Formal processes of international reference pricing between EU countries add to the regional impact of price cuts in individual countries. Price variations have also arisen from exchange rate fluctuations between the Euro and other European currencies, and these are also factored into international reference pricing systems.

During 2004, a comprehensive package of reforms was adopted amending EU law on the regulation of medicinal products (pharmaceutical legislation) in many areas, including approval procedures and safety reporting. Many of these changes were aimed at facilitating the approval and launch of generic medicines and at streamlining regulatory procedures ahead of the accession of new member states to the EU. These reforms included the introduction of a clear legal basis for the approval of biosimilar products in the EU. Following the effectiveness of these new regulations (in November 2005), the first such products, including a biosimilar version of Genotropin, were approved in the EU in 2006. The new regulations also shortened certain approval timelines and introduced fast-track and conditional centralized authorizations. Pfizer’s Sutent was the first product to be conditionally approved under the new law in 2006 (although its status subsequently was converted to full authorization). In addition, the data exclusivity periods during which innovative companies’ regulatory data are protected were required to be harmonized in all member states and for all routes of regulatory approval.

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

On December 31, 2010, the EU published new pharmacovigilance legislation which had been adopted by the Council and Parliament of the EU. The legislation will come into effect in mid-2012 and entails many new and revised requirements for conducting pharmacovigilance, as well as the codification of various existing requirements previously set out in guidance. Key changes include the possibility for regulators to require pharmaceutical companies to conduct post-authorization efficacy studies both at the time of approval and at any time afterwards in light of scientific developments. There are also additional requirements to include statements in product labelling with regard to adverse drug reaction reporting and additional monitoring of products. There will also be significantly greater transparency of the safety review process.

The new legislation forms part of a three-part “pharmaceutical package” to amend the existing EU pharmaceutical legislation. The other parts concern legislative changes in the fields of (i) counterfeit medicines, which is expected to be adopted in the first quarter of 2011, and (ii) the provision of information on prescription medicines to patients, which has reached a reasonably advanced stage, but has proved controversial to date and the outcome for which is more uncertain.

At the end of the third quarter of 2010, the Commissioner for Industry and Entrepreneurship of the European Commission announced the launch of a process on corporate responsibility in the pharmaceutical industry. The process includes three independent platforms: (i) transparency and ethics in the sector; (ii) access to medicines in Africa; and (iii) access to medicines in Europe in the context of pricing and reimbursement. The platform on access to medicines in Europe will focus on enhancing collaboration among EU member states and relevant stakeholders, in order to find common non-regulatory approaches to ensure “timely and equitable access to medicines”.

Canada. Health Canada is the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada. In October 2006, Health Canada introduced its modernization initiative under the Blueprint for Renewal: Modernizing Canada’s Regulatory System for Health Products and Food policy framework. The Blueprint includes 10 objectives including the Progressive Licensing Framework (PLF) also referred to as the Legislative and Regulatory Modernization (LRM); stronger post-market safety and surveillance systems; and strengthening compliance and enforcement with a directive towards an integrated health system, including closer alignment of healthcare objectives with provinces and territories. In December 2007, the New Food and Consumer Safety Action Plan was issued, followed in April 2008 by the introduction of Bill C-51, a proposed enabling legislation to amend the Food and Drugs Act. If passed, it would represent a significant drug regulatory system reform and a major change to Canada’s drug approval system. The Bill was not re-introduced in 2010 as expected, however, the government continues to express commitment to its re-introduction. Current regulatory policies and initiatives, such as priority and conditional approvals, are already providing for internationally competitive approval timelines. As in the EU, Sutent was initially approved under the conditional provision. However, unprecedented advances in science and technology are presenting a potential challenge for Health Canada’s ability to maintain internationally competitive market authorizations. In October 2010, Health Canada accelerated their modernization efforts. This included the proposed regulatory pathways for Orphan Drugs (harmonized with U.S./EU regulations) and for biosimilars referred to as “Subsequent Entry Biologics” (SEBs). This would formalize into regulations Health Canada’s Guidance Document, which provided for approval of SEBs in 2009.

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

Asia. The regulatory environment in Asia presents multiple issues for companies trying to achieve simultaneous global development and registration (i.e., marketing products at the same time as in the U.S., Europe, Canada and elsewhere). While each country in Asia has its unique regulatory concerns, there are a number of regulatory issues that are common among the majority of Asian countries. For example, with the exception of Japan, health authorities in Asia generally require marketing approval by a recognized regulatory authority (e.g., the U.S. FDA) before they begin to conduct their application review process and/or issue their final approval. Proof of reference country approval is usually satisfied by companies submitting a Certificate of Pharmaceutical Product (CPP), which is a legal document that is issued by the competent health authority certifying that the company’s product has satisfied its country’s registration requirements and manufacturing standards. At a minimum, this requirement delays marketing authorization in Asia by 12-15 months following market authorization in the U.S. and Europe.

Another common regulatory issue in Japan and other Asian countries, is the requirement for local clinical data in the country’s population in order to receive final marketing approval. Each of Japan, China, Korea, Taiwan and India has regulations in some form that require clinical studies in their country (e.g., China requires a prescribed number of Chinese patients regardless of the product, therapeutic area or disease population). Although some agencies have shown flexibility based on scientific rationale related to ethnicity assessments, it is not uncommon for companies to be required to duplicate costly clinical trials in Asia pursuant to these regulations. This can further add to marketing approval delays compared to the U.S. and Europe.

The controlling regulatory agency in China is the State Food and Drug Administration (SFDA). SFDA’s scope of responsibilities is similar to that of the FDA or EMA.

Two key agencies within SFDA are the Center for Drug Evaluation (CDE) and the National Institute for the Control of Pharmaceutical and Biological Products (NICPBP). The CDE, which is analogous to the FDA’s Center for Drug Evaluation and Research (CDER), is primarily responsible for the technical review of product applications, including clinical trial applications (CTA) and new drug applications (NDA), and drafting technical guidance documents. NICPBP is the quality testing arm of SFDA, legally responsible for the testing of pharmaceuticals, biologics and medical devices nationwide.

China’s regulatory system is unique in many ways, and its drug development and registration requirements are not always consistent with international standards. As a result, it is not uncommon to see treatments entering the market in China two to four years after first marketing in the U.S. and Europe.

Intellectual Property: Although effective enforcement and adequate legal remedies remain areas of concern for foreign companies, the intellectual property environment has improved in China. The government has taken steps to protect intellectual property rights in conformity with WTO provisions, and several companies have established research and development centers in China due to more confidence in China’s intellectual property environment. However, China remains on the U.S. Department of Commerce Priority Watch List for 2011. A framework exists for protecting patents for 20 years but enforcement mechanisms are often lacking or inconsistent (such as, no effective patent linkage mechanism (noted below), no preliminary injunctions, impractical evidentiary burdens, and heightened sufficiency standards used to invalidate patents at the enforcement stage).

Additionally, true data exclusivity still remains elusive in China. The CDE provides protection against reliance on data by generic applicants for a fixed period of time. Following its WTO accession in 2001, China revised its laws to incorporate concepts from the WTO/TRIPS, and China’s relevant laws establish a six-year period of protection against unfair commercial use of undisclosed test and other data of products containing a new chemical ingredient. However, the current regulations are ambiguous as to how data protection is implemented in practice in China. For example, certain key concepts such as “new chemical ingredient” and “unfair commercial use” are undefined.

Environmental Law Compliance

Most of our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. See Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2010 Financial Report. As a result, we incurred capital and operational expenditures in 2010 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures—$48.7 million;

•	other environment-related expenses—$184.8 million.

While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, including compliance with pending legislation and potential regulation and potential legislation related to climate change, we have no reason to believe they will have a material effect on our capital expenditures or competitive position.

We have reviewed the potential for physical risks to our facilities and supply chain that may be exacerbated by climate change and have concluded that, because of our facility locations and our existing distribution networks, we do not believe these risks are material in the near term.

Tax Matters

The discussion of tax-related matters in Note 7 to our consolidated financial statements, Taxes on Income, in our 2010 Financial Report, is incorporated by reference.

Employees

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2010, we employed approximately 110,600 people in our operations throughout the world.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2010 Form 10-K and in our 2010 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions or by using future dates in connection with any discussion of future operating or financial performance, business plans or prospects, in-line products and product candidates, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Healthcare Reform

As mentioned earlier, the ACA was enacted by Congress in March 2010 and its provisions are effective on various dates over the next several years. We expect that the rebates, discounts, taxes and other costs over time will have a significant effect on our expenses and profitability in the future. See the discussion under U.S. Healthcare Legislation in our 2010 Financial Report. Furthermore, the IPAB created by the ACA, to reduce the per capita rate of growth in Medicare spending, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, expanded government investigative authority may increase the costs of compliance with new negotiations and programs. We also face the uncertainties that might result from any modification, repeal or invalidation of any of the provisions of the ACA.

Government Regulation and Managed Care Trends

U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations. In the U.S., many of our biopharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as the result of the 2003 Medicare Modernization Act due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, if the 2003 Medicare Modernization Act or the ACA were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Furthermore, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including changes in patent laws, the importation of prescription drugs from outside the U.S. at prices that are regulated by the governments of various foreign countries, restrictions on U.S. direct-to-consumer advertising or limitations on interactions with healthcare professionals and the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines.

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

We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, the government provides healthcare at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. In particular, there were government-mandated price reductions for certain biopharmaceutical products in certain European countries in 2010, and we anticipate continuing pricing pressures in Europe in 2011. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries. As a result, it is expected that pressures on the pricing component of operating results will continue. The adoption of restrictive price controls in new jurisdictions or more restrictive ones in existing jurisdictions could also adversely impact revenue.

Generic Competition

Competition from manufacturers of generic drugs is a major challenge for us around the world. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our patented products, we can lose the major portion of sales of that product in a very short period, which can adversely affect our business.

Also, the patents covering several of our most important medicines, including Lipitor, Caduet, Viagra, Detrol/Detrol LA, Lyrica, Sutent, Tygacil, Rapamune, Relpax, and Zyvox, are being challenged by generic manufacturers. In addition, our patent-protected products may face competition in the form of generic versions of branded products of competitors that lose their market exclusivity.

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

Dependence on Key In-Line Products

We recorded direct product revenues of more than $1 billion for each of 15 biopharmaceutical products in 2010: Lipitor, Enbrel, Lyrica, Prevnar/Prevenar 13, Celebrex, Viagra, Xalatan/Xalacom, Effexor/Effexor XR, Norvasc, Prevnar/Prevenar (7-valent), Zyvox, Sutent, Premarin family, Geodon/Zeldox and Detrol/Detrol LA. Those products accounted for 60% of our total Biopharmaceutical revenues in 2010. Lipitor sales in 2010 were approximately $10.7 billion, accounting for approximately 18% of our total 2010 Biopharmaceutical revenues. If the products referenced above or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines have recently expired or will expire in the next few years, and patents covering a number of our best-selling medicines are the subject of pending legal challenges. We expect we will lose exclusivity for Lipitor in the U.S. in November 2011 and, as a result, will lose the substantial portion of our U.S. revenues from Lipitor shortly thereafter. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products.

Specialty Pharmaceuticals

Specialty pharmaceuticals are medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer and multiple sclerosis. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost-containment strategies targeted to this sector. While the impact on Pfizer of payers’ efforts to control access and pricing of specialty pharmaceuticals has been limited to date, our growing portfolio of specialty products, combined with the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact in the future.

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

Additionally, Pfizer’s research and development investment plans and resources may not be correctly matched between the science and the market. The Company may not be investing in the right technology platforms, leading therapeutic segments, product classes, geographic markets and/or in-licensing and out-licensing opportunities in order to deliver a robust pipeline. Additionally, even if the areas with the greatest market attractiveness are identified, the science may not work for any given program.

We recently announced a focus on fewer disease areas where we believe we can deliver the greatest medical and commercial success. There can be no assurance that this strategy will deliver the desired result which could affect profitability in the future.

Development, Regulatory Approval and Marketing of Products

Risks and uncertainties apply particularly with respect to product-related, forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. Drug discovery and development is time-consuming, expensive and unpredictable. The process from early discovery or design to development to regulatory approval can take many years. Drug candidates can fail at any stage of the process. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling and other matters could adversely affect the availability or commercial potential of our products. There is also a risk that we may not adequately address existing regulatory agency findings concerning the adequacy of our regulatory compliance processes or implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings should they occur. There also are many considerations that can affect marketing of our products around the world. Regulatory delays, the inability to successfully complete clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that could adversely affect the realization of research and development and product-related, forward-looking statements.

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

Biotechnology Products

The ACA has created a framework for the approval of biosimilars in the U.S. following the expiration of 12 years of exclusivity for the innovator biologic with a potential six month pediatric extension. Such biosimilars could reference biotechnology products already approved under the U.S. Public Health Service Act. Additionally, the FDA has approved a biosimilar recombinant human growth hormone, Genotropin, that referenced a biotechnology product approved under the U.S. Federal Food, Drug, and Cosmetic Act. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant exclusivity period has expired. We expect that we could face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

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

Interest Rate and Foreign Exchange Risk

57% of our total 2010 revenues were derived from international operations, including 28% from the Europe region and 18% from the Japan/Asia region. These international-based revenues, as well as our substantial international net assets, expose our revenues and earnings to foreign currency exchange rate changes. In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the section entitled Financial Risk Management in our 2010 Financial

Report. For additional details, see Note 9-E to our consolidated financial statements, Financial Instruments: Derivative Financial Instruments and Hedging Activities, in our 2010 Financial Report. Those sections of our 2010 Financial Report are incorporated by reference.

Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

Risks Affecting International Operations

Our international operations also could be affected by capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to, our products, as well as by political unrest, unstable governments and legal systems and inter-governmental disputes. Any of these changes could adversely affect our business.

Diversified Segment

Our Animal Health unit may be impacted by challenging global economic conditions resulting in high unemployment rates and tight credit conditions. A high unemployment rate typically results in reduced traffic in veterinary clinics, negatively impacting our companion animal business. Tight credit conditions limit the borrowing power of livestock producers, causing some to switch to lower-priced alternatives.

Pfizer Nutrition may be impacted by challenging global economic conditions and the resulting effect on consumer spending. Increased competition particularly in high growth emerging markets is also a risk for this business. The Nutrition business may also experience significant financial impact associated with changes in national, regional, and international laws, rules and guidelines and their enforcement. Our infant and young child nutrition products are subject to an array of rules and regulations enforced by government entities as well as treaties, conventions and guidelines from international authorities. Changes to these requirements can significantly impact costs relating to taxes, tariffs, trade, labeling, marketing, manufacturing, and the overall availability of our products.

The Consumer Healthcare unit may be impacted by economic volatility and generic competition affecting consumer spending patterns and market share gains of competitors’ branded products or generic store brands. In addition, regulatory and legislative outcomes regarding the safety, efficacy or unintended uses of specific ingredients in our Consumer Healthcare products may require withdrawal and/or reformulation of certain products (e.g. cough/cold products).

Global Economic Conditions

The global economic downturn and the challenging global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity. Due to our significant operating cash flow, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As market conditions change, we will continue to monitor our liquidity position. However, there can be no assurance that our liquidity will not be affected by possible future changes in global financial markets and global economic conditions.

In addition to industry-specific factors, we, like other businesses, continue to face the effects of the challenging economic environment which have impacted our Biopharmaceutical operations in the U.S. and Europe, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels and increases in co-pays, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, during 2010, we continued to experience pricing pressure as a result of the economic environment in Europe, with government-mandated reductions in prices for certain Biopharmaceutical products in certain European countries.

Outsourcing

Outsourcing to third parties in areas including transaction processing, accounting, information technology, manufacturing, clinical trials, non-clinical studies, research and development, safety and other areas could expose us to sub-optimal quality, missed deadlines or supply disruptions, all with potential negative implications for our results.

Interactions with Healthcare Professionals

Risks and uncertainties apply where the Company provides something of value to a healthcare professional and/or government official, which, if found to be improper, could potentially result in government enforcement actions and penalties. These risks may increase as non-U.S. jurisdictions adopt new anti-bribery laws and regulations.

Difficulties of Our Wholesale Distributors

In 2010, our largest wholesale distributor accounted for approximately 14% of our total revenue, and our top three wholesale distributors accounted for approximately 34% of our total revenue. If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes us on a timely basis or at all, which could negatively impact our results of operations.

Product Manufacturing and Marketing Risks

Difficulties or delays in product manufacturing or marketing, including, but not limited to, the inability to increase production capacity commensurate with demand or the failure to predict market demand for, or to gain market acceptance of, approved products, or the possibility that the quality of incoming materials may be substandard and not detected or that we may fail to maintain appropriate quality standards throughout the internal and external supply network, could affect future results.

Cost and Expense Control/Unusual Events

Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to successfully implement our announced plans regarding the Company’s research and development function including the planned exit from the Company’s Sandwich U.K. site, subject to works council and union consultations, as well as our ability to realize the projected benefits of our cost-reduction initiatives, including those related to the Wyeth integration and to our research and development function.

Changes in Laws and Accounting Standards

Our future results could be adversely affected by changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax-rate changes, new tax laws and revised tax law and regulatory interpretations including changes affecting the taxation by the U.S. of income earned outside the U.S. that result from the enactment in August 2010 of the Education, Jobs and Medicaid Assistance Act of 2010, and that may result from pending and possible future proposals), competition laws and environmental laws in the U.S. and other countries.

Terrorist Activity

Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

Legal Proceedings

We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, securities, environmental and tax litigations and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period. We also may fail to identify or prevent non-compliance with the laws and regulations associated with the dissemination of product information (approved and unapproved), potentially resulting in government enforcement and damage to our reputation.

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

Business Development Activities

We expect to continue to enhance our in-line products and product pipeline through acquisitions, licensing and alliances. See Our Business Development Initiatives—Strategy and Recent Transactions in our 2010 Financial Report, which is incorporated by reference. However, these enhancement plans are subject to the availability and cost of appropriate opportunities and competition from other pharmaceutical companies that are seeking similar opportunities.

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

Failure to Realize All of the Anticipated Benefits of the Acquisition of Wyeth

The success of our acquisition of Wyeth will depend, in large part, on our ability to realize the anticipated benefits and cost savings from integrating the operations of Pfizer and Wyeth. If we are not able to successfully integrate the operations of the two legacy companies, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In 2010, Pfizer continued to consolidate its operations to achieve efficiencies and to dispose of excess space. Following the acquisition of Wyeth at the end of 2009, the total operational real estate portfolio peaked at 70 million square feet. By the end of 2010, the operational portfolio had been reduced to less than 67 million square feet. A further two million square feet of facilities currently are non-operational pending disposal. Our goal is to continue with further consolidation in 2011.

Pfizer corporate headquarters will continue to be in New York City. With the exception of the Specialty Care customer-focused unit (which is headquartered in Collegeville, Pennsylvania), the Biopharmaceutical units will continue to maintain their New York City headquarters.

The Diversified business units are headquartered in Madison, New Jersey.

In 2010, we successfully disposed of surplus office space in the northeast U.S. through exiting several leased facilities and by completing sales of significant office buildings at 685 Third Avenue, New York, and in New London, Connecticut.

Our Biopharmaceutical and Diversified businesses expect to continue to own and lease space around the world for sales and marketing, customer service and administrative support functions. In many locations these businesses will be co-located to achieve synergies and operational efficiencies.

Our Global Research and Development (R&D) facilities support our R&D organizations around the world, with heavy concentration in North America and the U.K. We have started implementation of our previously announced R&D footprint reduction by moving forward on our facilities-disposition program. The sale of the R&D St. Louis, Missouri campus was completed early in 2010 and we have begun the disposition process for the R&D sites at Princeton, New Jersey, Chazy, New York, and a portion of the La Jolla, California campus.

We have veterinary medicine research and development operations in owned or leased facilities in Kalamazoo and Richland Township in Michigan; Durham, North Carolina; Thane, India; Sandwich, U.K.; Wavre, Belgium; and Brisbane, Australia.

As previously mentioned, the Company has announced a realigned research and development footprint, including a planned exit from the Sandwich, U.K. site, subject to works council and union consultations, and a planned shift of resources from its Groton, Connecticut site to its Cambridge, Massachusetts site.

Pfizer Global Supply (PGS) Division is headquartered in various locations with leadership primarily in New York, New York and in Peapack, New Jersey. PGS operates plants in 76 locations around the world that manufacture products for our organizations including Animal Health, Consumer Healthcare, Emerging Markets, Established Products, Nutrition, Primary Care, Oncology and Specialty/Vaccines. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Philippines, Puerto Rico, Singapore and the United States. PGS also operates multiple distribution facilities around the world. Our Global Supply Division’s plant network strategy will result in the exit from nine of these sites over the next several years. In addition, the Capsugel unit has manufacturing facilities in 10 locations around the world. As previously announced, we are currently reviewing strategic alternatives for the Capsugel unit, which may include divestiture.

In general, we believe that our properties are well- maintained, adequate and suitable for their purposes. See Note 11 to our consolidated financial statements, Property, Plant and Equipment, in our 2010 Financial Report, which discloses amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion under Note 17 to our consolidated financial statements, Lease Commitments, in our 2010 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Note 19 to our consolidated financial statements, Legal Proceedings and Contingencies, in our 2010 Financial Report, which is incorporated by reference.

ITEM 4.	RESERVED

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held immediately following the 2011 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Ian C. Read	57	President and Chief Executive Officer since December 2010. Senior Vice President; Group President, Worldwide Biopharmaceutical Businesses from October 2009 through December 2010. President, Worldwide Pharmaceutical Operations from August 2006 until October 2009. Since joining Pfizer in 1978 as an operational auditor, Mr. Read has held various positions of increasing responsibility in pharmaceutical operations. He worked in Latin America through 1995, holding positions including Chief Financial Officer, Pfizer Mexico, and Country Manager, Pfizer Brazil. In 1996, Mr. Read was appointed President of Pfizer’s International Pharmaceuticals Group, with responsibility for Latin America and Canada. He became Executive Vice President, Europe in 2000, was named a Corporate Vice President in 2001, and assumed responsibility for Canada, in addition to Europe, in 2002. Mr. Read later became accountable for operations in both the Africa/Middle East region and Latin America. Currently a Director of Kimberly-Clark Corporation. Serves on the Boards of U.S. Council for International Business and the European Federation of Pharmaceutical Industries and Associations. Our Director since December 2010 and Chair of our Board’s Executive Committee.

Olivier Brandicourt	55	President and General Manager of Pfizer Primary Care since 2008. Senior Vice President and General Manager of U.S. Pratt Business Unit from 2007 until 2008. Managing Director of the United Kingdom/Ireland Pfizer subsidiary from 2004 to 2007.

Frank A. D’Amelio	53	Executive Vice President, Business Operations and Chief Financial Officer since December 2010. Senior Vice President and Chief Financial Officer from September 2007 until December 2010. Prior to joining Pfizer he was Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent from November 2006 until August 2007. Chief Operating Officer of Lucent Technologies from January 2006 until November 2006. Director of Humana, Inc. and Chair of the Humana Audit Committee. He is a Director of the Independent College Fund of New Jersey.

Mikael Dolsten	52	President of Worldwide Research and Development since December 2010. Senior Vice President; President of Worldwide Research and Development from May 2010 until December 2010. Senior Vice President; President of Pfizer BioTherapeutics Research & Development Group from October 2009 until May 2010. He was Senior Vice President of Wyeth and President, Wyeth Research from June 2008 until October 2009. He was a Private Equity Partner at Orbimed Advisors, LLC from January 2008 until June 2008. Dr. Dolsten was Global Head, Corporate Division Pharma Research and Discovery, of Boehringer Ingelheim Corporation from 2003 to 2007.

Geno J. Germano	50	President and General Manager, Pfizer Specialty Care and Oncology since December 2010. President and General Manager, Specialty Care from October 2009 until December 2010. President, U.S. Pharmaceuticals and Women’s Health Care Unit, Wyeth Pharmaceuticals from 2008 through October 2009. President and General Manager, U.S. Pharmaceutical Business Unit, Wyeth Pharmaceuticals from 2007 through 2008. Executive Vice President and General Manager, Pharmaceutical Business Unit, Wyeth Pharmaceuticals from 2004 through 2007.

Charles H. Hill	55	Executive Vice President, Worldwide Human Resources since December 2010. Senior Vice President, Human Resources for Worldwide Biopharmaceuticals Businesses from 2008 through December 2010. Vice President, Human Resources, Worldwide Pharmaceutical Operations from 2004 through 2008.

Douglas M. Lankler	45	Executive Vice President, Chief Compliance and Risk Officer since February 2011. Executive Vice President, Chief Compliance Officer since December 2010. Senior Vice President and Chief Compliance Officer from January 2010 until December 2010. Senior Vice President, Deputy General Counsel and Chief Compliance Officer from August 2009 until January 2010. Senior Vice President, Associate General Counsel and Chief Compliance Officer from October 2006 until August 2009. Prior to October 2006, Mr. Lankler held various positions of increasing responsibility within the Pfizer Legal Division.

Freda C. Lewis-Hall	56	Executive Vice President, Chief Medical Officer since December 2010. Senior Vice President, Chief Medical Officer from May 2009 until December 2010. Previously, she was Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals from June 2008 until May 2009. Dr. Lewis-Hall was Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008.

Kristin C. Peck	39	Executive Vice President, Worldwide Business Development and Innovation since December 2010. Senior Vice President, Worldwide Business Development, Strategy and Innovation from April 2010 until December 2010. Senior Vice President, Worldwide Strategy and Innovation from 2008 until April 2010. Vice President, Strategic Planning, from 2007 to 2008. Chief of Staff to the Vice Chairman from 2006 to 2007 and Senior Director, Strategic Planning from 2004 to 2006. She is a director of King.

Cavan M. Redmond	50	Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy since December 2010. Senior Vice President; Group President, Pfizer Diversified Businesses from October 2009 until December 2010. President, Wyeth Consumer Healthcare from December 2007 until October 2009. Executive Vice President and General Manager, BioPharma, Wyeth Pharmaceuticals from 2003 until December 2007.

Natale S. Ricciardi	62	Senior Vice President; President, Pfizer Global Manufacturing (now Pfizer Global Supply) since October 2004. He had held a number of positions of increasing responsibility in manufacturing before being named U.S. Area Vice President/Team Leader for Pfizer Global Manufacturing in 1999. Director of Mediacom Communications Corp.

Amy W. Schulman	50	Executive Vice President, General Counsel and Business Unit Lead, Pfizer Nutrition since December 2010. Senior Vice President and General Counsel from June 2008 until December 2010. Ms. Schulman was a partner at the law firm of DLA Piper from 1997 until joining Pfizer in June 2008. Member of the Board of Directors of Wesleyan University and the Brooklyn Academy of Music.

David S. Simmons	46	President and General Manager, Emerging Markets and Established Products units since December 2010. President and General Manager, Established Products from 2008 until December 2010. Since joining Pfizer in 1996, Mr. Simmons has held various positions of increasing responsibility in pharmaceutical operations including, Regional President, Central Southern Europe; Vice President of Marketing, Pfizer Canada; and Country Manager, Pfizer Greece. He is a member of the U.S.-India Business Council.

Sally Susman	49	Executive Vice President, Policy, External Affairs and Communications of Pfizer since December 2010. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010. Senior Vice President and Chief Communications Officer from February 2008 until December 2009. Prior to joining Pfizer, Ms. Susman held senior level positions at The Estee Lauder Companies, including Executive Vice President from 2004 to January 2008.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Common Stock is the New York Stock Exchange. Our stock is also listed on the London Stock Exchange and the SIX Swiss Stock Exchange and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2010 Financial Report.

This table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2010:

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
October 4, 2010
Through
October 31, 2010	17,144	$17.43		$4,034,050,592

November 1, 2010
Through
November 30, 2010	97,647	$17.48		$4,034,050,592

December 1, 2010
Through
December 31, 2010	297,232	$16.78		$4,034,050,592

Total	412,023	$16.97

(a)

On January 23, 2008, Pfizer announced that the Board of Directors had authorized a $5 billion share-purchase plan (the 2008 Stock Purchase Plan) to be utilized from time to time. On February 1, 2011, Pfizer announced that (i) the Board of Directors had authorized a new $5 billion share-purchase plan which, together with the balance remaining under the 2008 Stock Purchase Plan, increases our total current authorization to $9 billion and (ii) the Company anticipates purchasing $5 billion of its common stock in 2011, with the remaining authorized amount available in 2012 and beyond.

(b)

These columns reflect the following transactions during the fourth quarter of 2010: (i) the surrender to Pfizer of 372,977 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; and (ii) the open market purchase by the trustee of 39,046 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance – contingent share awards and who deferred receipt of such awards.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the Financial Summary in our 2010 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the Financial Review section of our 2010 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2010 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2010 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2010 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2010 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures

(as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2010 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

Information about our Directors is incorporated by reference from the discussion under Item 1 of our 2011 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2011 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussion under the heading Pfizer Policies on Business Ethics and Conduct and Code of Conduct for Directors in our 2011 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Governance of the Company – Governance Information – Criteria for Board Membership and Requirements, Including Deadlines, for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders in our 2011 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading The Audit Committee in our 2011 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2010 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings: Compensation of Non-Employee Directors, Executive Compensation, and Compensation Committee Interlocks and Insider Participation in our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Equity Compensation Plan Information in our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Review of Related Person Transactions and Transactions with Related Persons in our 2011 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Director Independence in our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2010 and 2009 is incorporated by reference from the discussion under the heading Audit and Non-Audit Fees in Item 2 of our 2011 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the section captioned Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in Item 2 of our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2010 Financial Report are incorporated by reference into Item 8 of Part II of this 2010 Form 10-K:

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

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Matthew Lepore, Vice President and Corporate Secretary, Chief Counsel-Corporate Governance, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this 2010 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(21) are management contracts or compensatory plans or arrangements.

2(1)	Agreement and Plan of Merger dated as of January 25, 2009 among Pfizer Inc., Wagner Acquisition Corp. and Wyeth is incorporated by reference from our 8-K report filed on January 29, 2009.

3(1)	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004.

3(2)	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended July 2, 2006.

3(3)	Our By-laws, as amended April 22, 2010, are incorporated by reference from our 10-Q report for the period ended April 4, 2010.

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001.

4(2)	First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 10-Q report for the period ended June 28, 2009.

4(3)	Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 8-K report filed on June 3, 2009.

4(4)	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as Trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our 8-K report filed on November 3, 2009.

4(5)	Except as set forth in Exhibits 4(1) – (4) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders.

10(2)	Pfizer Inc. 2004 Stock Plan, as Amended and Restated, is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders.

10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(4)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004.

10(5)	Stock and Incentive Plan, as amended through July 1, 1999, is incorporated by reference from our 1999 10-K report.

10(6)	Nonfunded Supplemental Retirement Plan is incorporated by reference from our 1996 10-K report.

10(7)	Nonfunded Deferred Compensation and Supplemental Savings Plan, as amended and restated as of February 1, 2002, is incorporated by reference from our 2002 10-K report.

10(8)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders.

10(9)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report.

10(10)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report.

10(11)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report.

10(12)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report.

10(13)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2011 Proxy Statement is incorporated by reference from our 1997 10-K report.

10(14)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000.

10(15)	Severance Agreement, dated August 22, 2007, between us and Frank A. D’Amelio and letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007, are incorporated by reference from our 8-K report filed on August 22, 2007.

10(16)	Executive Severance Plan is incorporated by referenced from our 8-K report filed on February 20, 2009.

10(17)	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 10-K report.

10(18)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 2008 10-K report.

10(19)	Nonfunded and Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 10-Q report for the period ended April 4, 2010.

[1]	We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(20)	Form of Special Award Letter Agreement is incorporated by reference from our 8-K report filed on October 28, 2009.

10(21)	Separation Agreement, dated as of December 5, 2010, between us and Jeffrey B. Kindler, is incorporated by reference from our 8-K report filed on December 9, 2010.

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2010 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 24, 2011	By:	/S/ MATTHEW LEPORE
Matthew Lepore Vice President and Corporate Secretary, Chief Counsel – Corporate Governance

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

Signature	Title	Date

/S/ IAN C. READ Ian C. Read	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 24, 2011

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 24, 2011

/S/ MICHAEL S. BROWN Michael S. Brown	Director	February 24, 2011

/S/ M. ANTHONY BURNS M. Anthony Burns	Director	February 24, 2011

/S/ ROBERT N. BURT Robert N. Burt	Director	February 24, 2011

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 24, 2011

/S/ FRANCES D. FERGUSSON Frances D. Fergusson	Director	February 24, 2011

/S/ WILLIAM H. GRAY III William H. Gray III	Director	February 24, 2011

Signature	Title	Date

/S/ CONSTANCE J. HORNER Constance J. Horner	Director	February 24, 2011

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 24, 2011

/S/ JAMES M. KILTS James M. Kilts	Director	February 24, 2011

/S/ GEORGE A. LORCH George A. Lorch	Non-Executive Chairman of the Board	February 24, 2011

/S/ JOHN P. MASCOTTE John P. Mascotte	Director	February 24, 2011

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 24, 2011

/S/ WILLIAM C. STEERE, JR. William C. Steere, Jr.	Director	February 24, 2011