Form 10-Q
period 2011-04-03
PFIZER INC
filed 2011-05-12
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

YES  ☐                                      NO   ☒

At May 9, 2011, 7,901,130,426 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended

April 3, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(millions, except per common share data)	April 3, 2011	April 4, 2010

Revenues	$16,502	$16,576

Costs and expenses:
Cost of sales(a)	3,693	4,202
Selling, informational and administrative expenses(a)	4,503	4,403
Research and development expenses(a)	2,091	2,221
Amortization of intangible assets	1,376	1,409
Acquisition-related in-process research and development charges	-	74
Restructuring charges and certain acquisition-related costs	894	706
Other deductions––net	827	412

Income from continuing operations before provision for taxes on income	3,118	3,149

Provision for taxes on income	894	1,135

Income from continuing operations	2,224	2,014

Discontinued operations:
Income from operations––net of tax	10	19
Gain on sale of discontinued operations––net of tax	-	2
Discontinued operations––net of tax	10	21

Net income before allocation to noncontrolling interests	2,234	2,035

Less: Net income attributable to noncontrolling interests	12	9

Net income attributable to Pfizer Inc.	$2,222	$2,026

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.28	$0.25
Discontinued operations––net of tax	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.28	$0.25

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.28	$0.25
Discontinued operations––net of tax	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.28	$0.25

Weighted-average shares used to calculate earnings per common share:
Basic	7,982	8,061
Diluted	8,035	8,101

Cash dividends paid per common share	$0.20	$0.18
(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 11.B Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	April 3, 2011	Dec. 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$730	$1,735
Short-term investments	23,279	26,277
Accounts receivable, less allowance for doubtful accounts	15,182	14,426
Short-term loans	406	467
Inventories	8,467	8,275
Taxes and other current assets	8,755	8,394
Assets of discontinued operations and other assets held for sale	1,425	1,439
Total current assets	58,244	61,013
Long-term investments and loans	9,811	9,747
Property, plant and equipment, less accumulated depreciation	18,833	18,645
Goodwill	44,853	43,928
Identifiable intangible assets, less accumulated amortization	58,497	57,555
Taxes and other noncurrent assets	4,718	4,126
Total assets	$194,956	$195,014

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$6,093	$5,603
Accounts payable	3,750	3,994
Dividends payable	1	1,601
Income taxes payable	1,958	951
Accrued compensation and related items	1,849	2,080
Other current liabilities	15,338	14,256
Liabilities of discontinued operations	182	151
Total current liabilities	29,171	28,636

Long-term debt	35,308	38,410
Pension benefit obligations	5,929	6,194
Postretirement benefit obligations	3,041	3,035
Noncurrent deferred tax liabilities	19,414	18,628
Other taxes payable	6,590	6,245
Other noncurrent liabilities	4,970	5,601
Total liabilities	104,423	106,749

Preferred stock	49	52
Common stock	444	444
Additional paid-in capital	70,925	70,760
Employee benefit trusts	(6)	(7)
Treasury stock	(24,215)	(22,712)
Retained earnings	44,926	42,716
Accumulated other comprehensive loss	(2,056)	(3,440)
Total Pfizer Inc. shareholders’ equity	90,067	87,813
Equity attributable to noncontrolling interests	466	452
Total shareholders’ equity	90,533	88,265
Total liabilities and shareholders’ equity	$194,956	$195,014

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Operating Activities:
Net income before allocation to noncontrolling interests	$2,234	$2,035
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,104	2,051
Share-based compensation expense	122	138
Asset write-offs and impairment charges	165	59
Acquisition-related in-process research and development charges	-	74
Deferred taxes from continuing operations	(120)	840
Other non-cash adjustments	(2)	260
Benefit plan contributions (in excess of)/less than expense	(383)	163
Other changes in assets and liabilities, net of acquisitions and divestitures	522	(11,980)

Net cash provided by/(used in) operating activities	4,642	(6,360)

Investing Activities:
Purchases of property, plant and equipment	(250)	(305)
Purchases of short-term investments	(3,352)	(2,178)
Proceeds from redemptions and sales of short-term investments, net	8,406	11,388
Purchases of long-term investments	(1,932)	(858)
Proceeds from redemptions and sales of long-term investments	888	1,127
Acquisitions, net of cash acquired	(3,169)	-
Other investing activities	134	220

Net cash provided by investing activities	725	9,394

Financing Activities:
Increase in short-term borrowings	2,682	1,892
Principal payments on short-term borrowings, net	(2,220)	(3,663)
Principal payments on long-term debt	(3,878)	(9)
Purchases of common stock	(1,430)	-
Cash dividends paid	(1,591)	(1,441)
Other financing activities	33	10

Net cash used in financing activities	(6,404)	(3,211)
Effect of exchange-rate changes on cash and cash equivalents	32	(42)
Net decrease in cash and cash equivalents	(1,005)	(219)
Cash and cash equivalents at beginning of period	1,735	1,978

Cash and cash equivalents at end of period	$730	$1,759

Supplemental Cash Flow Information:
Cash (refunded)/paid for income taxes	$(134)	$10,547
Cash paid for interest	687	792

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 27, 2011, and February 28, 2010. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, primarily related to discontinued operations (see Note 4. Discontinued Operations) and segment reporting (see Note 15. Segment, Product and Geographic Area Information).

On January 31, 2011, we completed the tender offer for all of the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash (for additional information, see Note 3. Acquisition of King Pharmaceuticals, Inc.). Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. As a result, and in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the quarter ended April 3, 2011 reflect approximately two months of King’s U.S. operations and approximately one month of King’s international operations.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2. Adoption of New Accounting Policies

The provisions of the following new accounting standards were adopted as of January 1, 2011 and did not have a significant impact on our condensed consolidated financial statements:

●
New guidelines that address the recognition and presentation of the annual fee paid by pharmaceutical companies beginning on January 1, 2011 to the U.S. Treasury as a result of U.S. Healthcare Legislation. As a result of adopting this new standard, we are recording the annual fee ratably throughout the year in the Selling, informational and administrative expenses line item in our condensed consolidated statement of income.

●
An amendment to the guidelines that address the accounting for multiple-deliverable arrangements to enable companies to account for certain products or services separately rather than as a combined unit.

Note 3. Acquisition of King Pharmaceuticals, Inc.

On January 31, 2011 (the acquisition date), we completed our tender offer for all of the outstanding shares of common stock of King at a purchase price of $14.25 per share in cash and acquired approximately 92.5% of the outstanding shares. On February 28, 2011, we acquired all of the remaining shares of King for $14.25 per share in cash. As a result, the total fair value of consideration transferred for King was approximately $3.6 billion in cash ($3.2 billion, net of cash acquired).

King’s principal businesses consist of a prescription pharmaceutical business focused on delivering new formulations of pain treatments designed to discourage common methods of misuse and abuse; the Meridian auto-injector business for emergency drug delivery, which develops and manufactures the EpiPen; an established products portfolio; and an animal health business that offers a variety of feed-additive products for a wide range of species.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the provisional recording, primarily at fair value, of the assets acquired and liabilities assumed as of the acquisition date:

(millions of dollars)	Amounts Recognized as of Acquisition Date (Provisional)

Working capital, excluding inventories	$210
Inventories	340
Property, plant and equipment	413
Identifiable intangible assets, excluding in-process research and development	1,781
In-process research and development	301
Net tax accounts	(384)
All other long-term assets and liabilities, net	114
Total identifiable net assets	2,775
Goodwill	780
Net assets acquired/total consideration transferred	$3,555

As of the acquisition date, the fair value of accounts receivable approximated the book value acquired. The gross contractual amount receivable was $200 million, virtually all of which is expected to be collected.

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of King includes the following:

●	the expected synergies and other benefits that we believe will result from combining the operations of King with the operations of Pfizer;

●	any intangible assets that do not qualify for separate recognition, as well as future, yet unidentified projects and products; and

●
the value of the going-concern element of King’s existing businesses (the higher rate of return on the assembled collection of net assets versus if Pfizer had acquired all of the net assets separately).

Goodwill is not amortized and is not deductible for tax purposes. While the allocation of goodwill among reporting units is not complete, we expect that substantially all of the goodwill will be related to our biopharmaceutical reporting units (see Note 11. Goodwill and Other Intangible Assets for additional information).

The assets and liabilities arising from contingencies recognized at acquisition date, which are subject to change, are not significant to Pfizer’s financial statements.

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

●
Amounts for intangibles, inventory and property, plant and equipment (PP&E), pending finalization of valuation efforts for acquired intangible assets as well as the completion of certain physical inventory counts and the confirmation of the physical existence and condition of certain PP&E assets.

●	Amounts for environmental contingencies, pending the finalization of our assessment and valuation of environmental matters.

●	Amounts for legal contingencies, pending the finalization of our examination and evaluation of the portfolio of filed cases.

●
Amounts for income tax assets, receivables and liabilities pending the filing of King’s pre-acquisition tax returns and the receipt of information from taxing authorities, which may change certain estimates and assumptions used.

●	The allocation of goodwill among reporting units.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information for King that is included in Pfizer’s condensed consolidated statement of income from the acquisition date, January 31, 2011, through Pfizer’s first-quarter 2011 domestic and international quarter-ends:

(millions of dollars)	King’s Operations Included in Pfizer’s First Quarter 2011 Results

Revenues	$224
Loss from continuing operations attributable to Pfizer Inc. common shareholders(a)	(69)
(a)
Includes purchase accounting adjustments related to the fair value adjustments for acquisition-date inventory estimated to have been sold ($57 million pre-tax), amortization of identifiable intangible assets acquired from King ($29 million pre-tax) and restructuring and integration costs ($95 million pre-tax).

The following table presents supplemental pro forma information as if the acquisition of King had occurred on January 1, 2010:

	Pro Forma Consolidated Results
	Three Months Ended
(millions of dollars, except per share data)	April 3, 2011	April 4, 2010

Revenues	$16,611	$16,949
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,313	1,910
Diluted earnings per share attributable to Pfizer Inc. common shareholders	0.29	0.24

The unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect the historical financial information of Pfizer and King, adjusted for the following pro forma pre-tax amounts:

●	Elimination of King’s historical intangible asset amortization expense ($6 million in 2011 and $41 million in 2010).

●	Additional amortization expense (approximately $14 million in 2011 and $43 million in 2010) related to the fair value of identifiable intangible assets acquired.

●	Additional depreciation expense (approximately $1 million in 2011 and $3 million in 2010) related to the fair value adjustment to property, plant and equipment acquired.

●	Adjustment related to the fair value adjustments to acquisition-date inventory estimated to have been sold (elimination of $57 million charge in 2011 and addition of $57 million charge in 2010).

●
Adjustment for acquisition-related costs directly attributable to the acquisition (elimination of $117 million of charges in 2011 and addition of $117 million of charges in 2010, reflecting charges incurred by both King and Pfizer).

Note 4. Discontinued Operations

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In the first quarter of 2011, we decided to sell our Capsugel business. In connection with the decision to sell this business, for all periods presented, the operating results associated with this business have been reclassified into Discontinued operations–– net of tax in the Condensed Consolidated Statements of Income, and the assets and liabilities associated with this business have been adjusted to fair value, less costs to sell, and reclassified into Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets.

On April 4, 2011, we announced that we had entered into an agreement to sell Capsugel to an affiliate of Kohlberg Kravis Roberts & Co. L.P. for $2.375 billion in cash. The sale is subject to customary closing conditions, including regulatory approval in certain jurisdictions, such as the U.S. and the European Union, among others. We expect the transaction to be completed in the third quarter of 2011, assuming receipt of the required regulatory clearances and the satisfaction of other closing conditions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following amounts, substantially all of which relate to our Capsugel business, have been segregated from continuing operations and included in Discontinued operations—net of tax in our Condensed Consolidated Statements of Income:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Revenues	$177	$174
Pre-tax income from discontinued operations	$28	$30
Provision for taxes	(18)	(11)
Income from discontinued operations––net of tax	10	19
Pre-tax gain on sale of discontinued operations	––	3
Provision for income taxes	––	(1)
Discontinued operations––net of tax	$10	$21

The following assets and liabilities, which include assets and liabilities held for sale related to our Capsugel business, and other assets held for sale, have been segregated and included in Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in our Condensed Consolidated Balance Sheets:

(millions of dollars)	April 3, 2011	Dec. 31, 2010

Accounts receivable	$179	$186
Inventories	144	130
Taxes and other current assets	39	47
Property, plant and equipment	993	1,009
Goodwill	19	19
Identifiable intangible assets	6	3
Taxes and other noncurrent assets	45	45
Assets of discontinued operations and other assets held for sale	$1,425	$1,439

Current liabilities	$133	$124
Other liabilities	49	27
Liabilities of discontinued operations	$182	$151

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Note 5. Costs Associated with Cost-Reduction Initiatives and Acquisition Activity

We often incur significant costs in connection with acquiring, restructuring and integrating acquired businesses and in connection with our global cost-reduction initiatives. For example:

●
for our cost-reduction initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

●
for our acquisition activity, we typically incur costs that can include transaction costs, integration costs (such as expenditures for consulting and systems integration) and restructuring charges, related to employees, assets and activities that will not continue in the combined company.

On February 1, 2011, we announced a new research and productivity initiative to accelerate our strategies to improve innovation and overall productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We incurred the following costs in connection with our cost-reduction initiatives and acquisition activity, such as King (acquired in 2011) and Wyeth (acquired in 2009):

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Transaction costs(a)	$10	$9
Integration costs(b)	179	208
Restructuring charges(c):
Employee termination costs	667	458
Asset impairments	25	6
Other	13	25
Restructuring charges and certain acquisition-related costs	894	706
Additional depreciation––asset restructuring (d)
Cost of sales	172	13
Selling, informational and administrative expenses	7	60
Research and development expenses	64	20
Total additional depreciation––asset restructuring	243	93
Implementation costs(e)
Research and development expenses	10	––
Total implementation costs	10	––
Total costs associated with cost-reduction initiatives and acquisition activity	$1,147	$799
(a)	Transaction costs represent external costs directly related to business combinations and primarily include expenditures for banking, legal, accounting and other similar services.
(b)	Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and systems integration.
(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through April 3, 2011, Employee termination costs represent the expected reduction of the workforce by approximately 53,500 employees, mainly in manufacturing and sales and research of which approximately 37,900 employees have been terminated as of April 3, 2011. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities. These restructuring charges in 2011 are associated with the following: Primary Care operating segment ($46 million), Specialty Care and Oncology operating segment ($35 million), Established Products and Emerging Markets operating segment ($3 million), Animal Health and Consumer Healthcare operating segment ($10 million), Nutrition operating segment ($2 million), Worldwide Research and Development ($422 million) and Corporate ($187 million).

(d)	Additional depreciation – asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions related to acquisitions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction initiatives.

The components of restructuring charges associated with all of our cost-reduction initiatives and acquisition activity follow:

	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2011	Through April 3, 2011(a)	As of April 3, 2011(b)

Employee termination costs	$9,478	$7,160	$2,318
Asset impairments	2,333	2,333	––
Other	914	822	92
Total restructuring charges	$12,725	$10,315	$2,410
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($700 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Other (Income)/Deductions—Net

The following table sets forth details related to amounts recorded in Other deductions––net:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Interest income(a)	$(105)	$(112)
Interest expense(a)	458	522
Net interest expense	353	410
Royalty-related income	(171)	(142)
Net gain on asset disposals	(12)	(45)
Certain legal matters, net(b)	501	137
Certain asset impairment charges(c)	157	––
Other, net	(1)	52
Other deductions––net	$827	$412
(a)
Interest income decreased in 2011 due to lower interest rates. Interest expense decreased in 2011 due to lower long- and short-term debt balances and the conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)	In 2011, primarily relates to a charge for hormone-replacement therapy litigation (see Note 14. Legal Proceedings and Contingencies).
(c)	In 2011, relates to an IPR&D compound acquired as part of our acquisition of Wyeth.

Note 7. Taxes on Income

Our effective tax rate for continuing operations was 28.7% for the first quarter of 2011, compared to 36.0% for the first quarter of 2010. The lower tax rate for the first quarter of 2011 is primarily the result of:

●	the extension of the U.S. research and development credit, which was signed into law on December 17, 2010;

●	the change in the jurisdictional mix of earnings; and

●	the tax impact of the charges incurred for certain legal matters (see Note 14. Legal Proceedings and Contingencies).

Note 8. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) follow:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Net income before allocation to noncontrolling interests	$2,234	$2,035
Other comprehensive income/(loss):
Currency translation adjustment and other	1,541	(2,749)
Net unrealized (losses)/gains on derivative financial instruments	(135)	134
Net unrealized losses on available-for-sale securities	(24)	(15)
Benefit plan adjustments	2	117
Total other comprehensive income/(loss)	1,384	(2,513)
Total comprehensive income/(loss) before allocation to noncontrolling interests	3,618	(478)
Less: Comprehensive income/(loss) attributable to noncontrolling interests	16	(10)
Comprehensive income/(loss) attributable to Pfizer Inc.	$3,602	$(468)

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:

(millions of dollars)	April 3, 2011	Dec. 31, 2010
Selected financial assets measured at fair value on a recurring basis (a) :
Trading securities	$155	$173
Available-for-sale debt securities(b)	29,482	32,699
Available-for-sale money market funds	1,396	1,217
Available-for-sale equity securities, excluding money market funds(b)	343	230
Derivative financial instruments in receivable positions(c):
Interest rate swaps	339	603
Foreign currency swaps	268	128
Foreign currency forward-exchange contracts	134	494
Total	32,117	35,544
Other selected financial assets(d):
Held-to-maturity debt securities, carried at amortized cost(b)	848	1,178
Private equity securities, carried at cost or equity method	1,156	1,134
Short-term loans, carried at cost	406	467
Long-term loans, carried at cost	237	299
Total	2,647	3,078
Total selected financial assets (e)	$34,764	$38,622
Financial liabilities measured at fair value on a recurring basis(a):
Derivative financial instruments in a liability position(f):
Foreign currency swaps	$572	$623
Foreign currency forward-exchange contracts	304	257
Interest rate swaps	7	4
Total	883	884
Other financial liabilities:
Short-term borrowings, carried at historical proceeds, as adjusted(d), (g)	6,093	5,603
Long-term debt, carried at historical proceeds, as adjusted(h), (i)	35,308	38,410
Total	41,401	44,013
Total selected financial liabilities	$42,284	$44,897
(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $109 million as of April 3, 2011 and $105 million as of December 31, 2010 of investments that use Level 1 inputs in the calculation of fair value, and $125 million that use Level 3 inputs as of April 3, 2011.

(b)	Gross unrealized gains and losses are not significant.
(c)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $70 million and foreign currency forward-exchange contracts with fair values of $69 million at April 3, 2011; and foreign currency forward-exchange contracts with fair values of $326 million and foreign currency swaps with fair values of $17 million at December 31, 2010.

(d)
The differences between the estimated fair values and carrying values of our financial assets and liabilities not measured at fair value on a recurring basis were not significant at April 3, 2011 or December 31, 2010.

(e)
The decrease in selected financial assets is primarily due to sales of investments, the proceeds from which were used to fund our acquisition of King (see Note 3. Acquisition of King Pharmaceuticals, Inc.).

(f)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $107 million and foreign currency swaps with fair values of $37 million at April 3, 2011; and foreign currency forward-exchange contracts with fair values of $186 million and foreign currency swaps with fair values of $93 million at December 31, 2010.

(g)
Includes foreign currency borrowings with fair values of $920 million at April 3, 2011 and $2.0 billion at December 31, 2010, which are used to hedge the exposure of certain foreign currency denominated net investments.

(h)
Includes foreign currency debt with fair values of $838 million at April 3, 2011 and $880 million at December 31, 2010, which are used to hedge the exposure of certain foreign currency denominated net investments.

(i)	The fair value of our long-term debt is $38.7 billion at April 3, 2011 and $42.3 billion at December 31, 2010.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These selected financial assets and liabilities are presented in the Condensed Consolidated Balance Sheets as follows:

(millions of dollars)	April 3, 2011	Dec. 31, 2010
Assets
Cash and cash equivalents	$527	$906
Short-term investments	23,279	26,277
Short-term loans	406	467
Long-term investments and loans	9,811	9,747
Taxes and other current assets(a)	324	515
Taxes and other noncurrent assets(b)	417	710
Total selected financial assets	$34,764	$38,622
Liabilities
Short-term borrowings, including current portion of long-term debt	$6,093	$5,603
Other current liabilities(c)	435	339
Long-term debt	35,308	38,410
Other noncurrent liabilities(d)	448	545
Total selected financial liabilities	$42,284	$44,897
(a)
At April 3, 2011, derivative instruments at fair value include foreign currency swaps ($153 million), foreign currency forward-exchange contracts ($134 million) and interest rate swaps ($37 million) and at December 31, 2010, include foreign currency forward-exchange contracts ($494 million) and foreign currency swaps ($21 million).

(b)
At April 3, 2011, derivative instruments at fair value include foreign currency swaps ($115 million) and interest rate swaps ($302 million) and at December 31, 2010, include interest rate swaps ($603 million) and foreign currency swaps ($107 million).

(c)
At April 3, 2011, derivative instruments at fair value include foreign currency forward-exchange contracts ($304 million), foreign currency swaps ($129 million) and interest rate swaps ($2 million) and at December 31, 2010, include foreign currency forward-exchange contracts ($257 million), foreign currency swaps ($79 million) and interest rate swaps ($3 million).

(d)
At April 3, 2011, derivative instruments at fair value include foreign currency swaps ($443 million) and interest rate swaps ($5 million) and at December 31, 2010, include foreign currency swaps ($544 million) and interest rate swaps ($1 million).

There were no significant impairments of financial assets recognized in the first quarter of 2011 or 2010.

B. Investments in Debt and Equity Securities

The contractual maturities of the available-for-sale and held-to-maturity debt securities as of April 3, 2011, follow:

	Years
(millions of dollars)	Within 1	Over 1 to 5	Over 10	Total at April 3, 2011
Available-for-sale debt securities:
Western European and other government debt	$17,725	$969	$––	$18,694
Corporate debt	1,372	2,447	––	3,819
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	––	2,627	––	2,627
Western European and other government agency debt	1,487	168	62	1,717
Supranational debt	937	647	––	1,584
Reverse repurchase agreements	759	––	––	759
U.S. government Federal Deposit Insurance Corporation guaranteed debt	––	155	––	155
Other asset-backed securities	16	25	48	89
Certificates of deposit	38	––	––	38
Held-to-maturity debt securities:
Certificates of deposit and other	712	136	—	848
Total debt securities	$23,046	$7,174	$110	$30,330
Trading securities				155
Available-for-sale money market funds				1,396
Available-for-sale equity securities, excluding money market funds				343
Total				$32,224

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Short-Term Borrowings
Short-term borrowings include amounts for commercial paper of $900 million as of April 3, 2011 and $1.2 billion as of December 31, 2010.

D. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk—As of April 3, 2011, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $44.5 billion. The derivative financial instruments primarily hedge or offset exposures in euro, Japanese yen and U.K. pound.

Interest Rate Risk—As of April 3, 2011, the aggregate notional amount of interest rate derivative financial instruments is $13 billion. The derivative financial instruments hedge U.S. dollar and euro fixed-rate debt.

Information about gains/(losses) incurred to hedge or offset foreign exchange or interest rate risk is as follows:

	Amount of Gains/(Losses) Recognized in OID(a) (b) (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a) (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a) (d)
(millions of dollars)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Three Months Ended
Derivative Financial Instruments in Fair Value Hedge Relationships(b)
Interest rate swaps	$––	$––	$––	$––	$––	$––
Foreign currency swaps	(1)	––	––	––	––	––

Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$305	$(438)	$506	$(628)
Foreign currency forward-exchange contracts	––	––	2	––	4	1

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	$2	$1	$33	$11	$––	$––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps	$30	$4	$––	$––	$––	$––
Foreign currency forward-exchange contracts	(197)	(890)	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	$––	$––	$43	$31	$––	$––
Foreign currency long-term debt	––	––	28	16	––	––

Total	$(166)	$(885)	$411	$(380)	$510	$(627)
(a)
OID = Other (income)/deductions—net, included in the income statement account, Other deductions—net. OCI = Other comprehensive income/(loss), included in the balance sheet account Accumulated other comprehensive loss.

(b)	Also includes gains and losses attributable to the hedged risk in fair value hedge relationships.
(c)	There was no significant ineffectiveness in the first quarters of 2011 or 2010.
(d)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(loss)––Net unrealized (losses)/gains on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––Currency translation adjustment and other.

For information about the fair value of our derivative financial instruments, and the impact on our Condensed Consolidated Balance Sheets, see Note 9A. Financial Instruments: Selected Financial Assets and Liabilities. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $297 million, for which we have posted collateral of $203.6 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on April 3, 2011, we would have been required to post an additional $93.9 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

E. Credit Risk
On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of April 3, 2011, we had $3.1 billion due from a well-diversified, highly rated group (S&P ratings of primarily A+ or better) of bank counterparties around the world. See Note 9B. Financial Instruments: Investments in Debt and Equity Securities for a distribution of our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of April 3, 2011, we received cash collateral of $529.7 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. The collateral received obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 10. Inventories

The components of inventories follow:

(millions of dollars)	April 3, 2011	Dec. 31, 2010

Finished goods	$3,739	$3,665
Work-in-process	3,909	3,727
Raw materials and supplies	819	883
Total inventories(a)	$8,467	$8,275
(a)	Certain amounts of inventories are in excess of one year’s supply. There are no recoverability issues associated with these quantities.

Note 11. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill for the three months ended April 3, 2011, follow:

(millions of dollars)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Animal Health and Consumer Healthcare	Nutrition	To be Allocated(a)	Total

Balance, December 31, 2010	$	$	$	$2,449	$496	$40,983	$43,928
Additions(b)				––	––	780	780
Other(c)				12	5	128	145
Balance, April 3, 2011	$	$	$	$2,461	$501	$41,891	$44,853
(a)
The amount to be allocated includes the former Biopharmaceutical goodwill (see below), as well as newly acquired goodwill from our acquisition of King, for which the allocation to reporting units is pending (see Note 3. Acquisition of King Pharmaceuticals, Inc. for additional information).

(b)
Relates to our acquisition of King and is subject to change until we complete the recording of the assets acquired and liabilities assumed from King (see Note 3. Acquisition of King Pharmaceuticals, Inc.). The allocation of King goodwill among our reporting units has not yet been completed, but will be completed within one year of the acquisition date.

(c)	Primarily reflects the impact of foreign exchange.

Our company was previously managed through two operating segments (Biopharmaceutical and Diversified), and is now managed through five operating segments (see Note 15. Segment, Product and Geographic Area Information for further information). As a result of this change, the goodwill previously associated with our Biopharmaceutical operating segment is required to be allocated among the Primary Care, Specialty Care and Oncology, and Established Products and Emerging Markets operating segments. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit. Therefore, we have not yet completed the allocation, but we expect that it will be completed in the current year.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

The components of identifiable intangible assets follow:

	April 3, 2011			December 31, 2010
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$71,003	$(28,029)	$42,974	$68,432	$(26,223)	$42,209
Brands	1,635	(628)	1,007	1,626	(607)	1,019
License agreements	637	(277)	360	637	(248)	389
Trademarks and other	541	(337)	204	533	(324)	209
Total amortized finite-lived intangible assets	73,816	(29,271)	44,545	71,228	(27,402)	43,826
Indefinite-lived intangible assets:
Brands	10,287	––	10,287	10,219	—	10,219
In-process research and development	3,593	––	3,593	3,438	—	3,438
Trademarks	72	––	72	72	—	72
Total indefinite-lived intangible assets	13,952	––	13,952	13,729	—	13,729
Total identifiable intangible assets(a)	$87,768	$(29,271)	$58,497	$84,957	$(27,402)	$57,555
(a)
The increase is primarily related to the assets acquired as part of the acquisition of King (see Note 3. Acquisition of King Pharmaceuticals, Inc.) and the impact of foreign exchange, partially offset by amortization of intangible assets.

At April 3, 2011, our identifiable intangible assets are associated with the following, as a percentage of net book value:

●	Developed Technology Rights: Specialty Care (62%); Primary Care (17%); Established Products (17%); Animal Health (2%); Oncology (1%) and Nutrition (1%)

●	Finite-Lived Brands: Consumer Healthcare (56%); Established Products (30%); and Animal Health (14%)

●	Indefinite-Lived Brands: Consumer Healthcare (51%); Established Products (27%); and Nutrition (22%)

●	IPR&D: Specialty Care (70%); Worldwide Research and Development (18%); Primary Care (6%); Oncology (3%); Established Products (2%); and Consumer Healthcare (1%)

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

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.4 billion for both the first quarter of 2011 and 2010.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:

	Pension Plans
	U.S. Qualified		U.S. Supplemental (Non-Qualified)		International		Postretirement Plans
(millions of dollars)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010

For the Three Months Ended:
Service cost	$90	$94	$9	$8	$62	$60	$17	$22
Interest cost	185	191	19	19	111	111	49	54
Expected return on plan assets	(221)	(202)	––	––	(109)	(112)	(9)	(8)
Amortization of:
Actuarial losses	35	38	9	7	21	17	4	––
Prior service credits	(2)	––	(1)	(1)	(1)	(1)	(14)	(4)
Curtailments and settlements––net	17	(33)	12	(1)	(2)	1	(6)	––
Special termination benefits	5	14	7	90	3	1	––	6
Net periodic benefit costs	$109	$102	$55	$122	$85	$77	$41	$70

The increase in net periodic benefit costs in the first three months of 2011, compared to the first three months of 2010, for our U.S. qualified plans was primarily driven by curtailment gains recognized in the prior year associated with Wyeth-related restructuring initiatives partially offset by higher expected return on plan assets.

The decrease in net periodic benefit costs in the first three months of 2011, compared to the first three months of 2010, for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits recognized in the prior-year period for certain executives as part of Wyeth-related restructuring initiatives.

The decrease in net periodic benefit costs in the first three months of 2011, compared to the first three months of 2010, for our postretirement plans was primarily driven by the harmonization of the legacy Wyeth postretirement plans during 2010.

For the first quarter of 2011, we contributed from our general assets: $400 million to our U.S. qualified pension plans, $121 million to our international pension plans, $92 million to our U.S. supplemental (non-qualified) pension plans and $60 million to our postretirement plans.

During 2011, we expect to contribute from our general assets: a total of $454 million to our international pension plans, $406 million to our U.S. qualified pension plans, $252 million to our postretirement plans and $155 million to our U.S. supplemental (non-qualified) pension plans. Contributions expected to be made for 2011 are inclusive of amounts contributed during the first quarter of 2011. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) were computed using the following data:

	Three Months Ended
(millions)	April 3, 2011	April 4, 2010

EPS Numerator––Basic:
Income from continuing operations	$2,224	$2,014
Less: Net income attributable to noncontrolling interests	12	9
Income from continuing operations attributable to Pfizer Inc.	2,212	2,005
Less: Preferred stock dividends––net of tax	––	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,212	2,004
Discontinued operations––net of tax	10	21
Net income attributable to Pfizer Inc. common shareholders	$2,222	$2,025

EPS Numerator––Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,212	$2,005
Discontinued operations––net of tax	10	21
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,222	$2,026

EPS Denominator:
Weighted-average number of common shares outstanding––Basic	7,982	8,061
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	53	40
Weighted-average number of common shares outstanding––Diluted	8,035	8,101

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	290	366
(a)
These common stock equivalents were outstanding during the first quarters of 2011 and 2010, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 14. Legal Proceedings and Contingencies

As of March 31, 2011, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately one-third of the hormone-replacement therapy actions pending against us and our affiliated companies. We have recorded aggregate charges with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of $172 million in the first quarter of 2011 and $300 million in previous quarters. In addition, we have recorded a charge of $300 million in the first quarter of 2011 that provides for the minimum expected costs to resolve all of the other outstanding hormone-replacement therapy actions against Pfizer and its affiliated companies, consistent with our current ability to quantify such future costs. The foregoing charges are estimates and, while we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies given the uncertainties inherent in product liability litigation, additional charges may be required in the future.

In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation) that consolidates three actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 and who also purchased generic gabapentin after it became available.  The complaints allege that Pfizer and Warner-Lambert engaged in anticompetitive conduct in violation of the Sherman Act that included, among other things, submitting applications for listing in the Orange Book and prosecuting and enforcing certain patents relating to Neurontin, as well as engaging in off-label marketing of Neurontin.  Plaintiffs seek compensatory damages, which may be subject to trebling.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Segment, Product and Geographic Area Information

A. Segment Information

We manage our operations through five operating segments––Primary Care (PC), Specialty Care and Oncology (SC&O), Established Products and Emerging Markets (EP&EM), Animal Health and Consumer Healthcare (AH&CH) and Nutrition (Nutri). Each operating segment has responsibility for its commercial activities and for certain research, development and medical safety activities.

Previously, we managed our operations through two operating segments––Biopharmaceutical and Diversified.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

A description of each of our five operating segments follows:

●
Primary Care operating segment (PC)––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, diabetes, cardiovascular (excluding pulmonary arterial hypertension), major depressive disorder, genitourinary, osteoporosis, pain and respiratory. Examples of products in this unit include Celebrex, Lipitor, Lyrica, Premarin, Pristiq and Viagra. All revenues and earnings for such products are allocated to the Primary Care unit, except those generated in emerging markets and those that are managed by the Established Products unit.

●	Specialty Care and Oncology operating segment (SC&O)––comprises the Specialty Care business unit and the Oncology business unit.

●
Specialty Care––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: antibacterials, antifungals, antivirals, bone, inflammation, growth hormones, multiple sclerosis, ophthalmology, pulmonary arterial hypertension, psychosis and vaccines. Examples of products in this unit include, Enbrel, Genotropin, Geodon, the Prevnar/Prevenar franchise, Xalatan and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in emerging markets and those that are managed by the Established Products unit.

●
Oncology––includes revenues and earnings, as defined by management, from human pharmaceutical products addressing oncology and oncology-related illnesses. Examples of products in this unit include Aromasin, Sutent and Torisel. All revenues and earnings for such products are allocated to the Oncology unit, except those generated in emerging markets and those that are managed by the Established Products unit.

●	Established Products and Emerging Markets operating segment (EP&EM)––comprises the Established Products business unit and the Emerging Markets business unit.

●
Established Products––generally includes revenues and earnings, as defined by management, from human pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this unit in the beginning of the fiscal year following losing patent protection or marketing exclusivity. In certain situations, products may be transferred to this unit at a different point than the beginning of the fiscal year following losing patent protection or marketing exclusivity in order to maximize their value. This unit also excludes revenues and earnings generated in emerging markets. Examples of products in this unit include Arthrotec, Effexor XR, Medrol, Norvasc, Protonix, Relpax and Zosyn/Tazocin.

●
Emerging Markets––includes revenues and earnings, as defined by management, from all human pharmaceutical products sold in emerging markets, including Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

●	Animal Health and Consumer Healthcare operating segment (AH&CH)—comprises the Animal Health business unit and the Consumer Healthcare business unit.

●
Animal Health––includes worldwide revenues and earnings, as defined by management, from products to prevent and treat disease in livestock and companion animals, including vaccines, paraciticides and anti-infectives.

●
Consumer Healthcare––generally includes worldwide revenues and earnings, as defined by management, from non-prescription medicines and vitamins, including products in the following therapeutic categories: GI-topicals, dietary supplements, pain management and respiratory. Examples of products in Consumer Healthcare are Advil, Caltrate, Centrum, ChapStick and Robitussin.

●	Nutrition operating segment (Nutri)––generally includes revenues and earnings, as defined by management, from a full line of infant and toddler nutritional products sold outside of North America.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our chief operating decision maker uses the revenues and earnings of the five operating segments, among other factors, for performance evaluation and resource allocation. For the operating segments that comprise more than one business unit, a single segment manager is responsible for target setting, performance evaluation and resource allocation among those business units.

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

●
Worldwide Research and Development (WRD), which is generally responsible for human health research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development.  This organization also has responsibility for certain science-based platform services, which provide technical expertise and other services to the various research and development projects.

●
Pfizer Medical (Pfizer Medical), which is responsible for all human-health-related regulatory submissions and interactions with regulatory agencies.  This organization is also responsible for the collection, evaluation and reporting of all safety event information related to our human health products and for conducting clinical trial audits and readiness reviews and for providing Pfizer-related medical information to healthcare providers.

●
Corporate, which is responsible for platform functions such as finance, global real estate operations, human resources, legal, science and technology, worldwide procurement, worldwide public affairs and policy and worldwide technology. These costs include payroll charges and associated operating expenses, as well as interest income and expense.

●
Certain transactions and events such as  (1) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (2) acquisition-related activities, where we incur costs for restructuring, integration, implementation and executing the transaction; and (3) certain significant items, which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and sales of assets or businesses.

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review asset information by operating segment and accordingly, we do not report asset information by operating segment. Total assets were approximately $195 billion at April 3, 2011 and December 31, 2010.

Certain information by operating segment follows:

	Revenues		Earnings(a)
	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Primary Care	$5,441	$5,866	$3,546	$4,083
Specialty Care and Oncology	4,238	3,882	2,873	2,661
Established Products and Emerging Markets	4,545	4,758	2,490	2,992
Animal Health and Consumer Healthcare	1,727	1,509	489	397
Total reportable segments	15,951	16,015	9,398	10,133
Nutrition and other business activities(b)	551	561	(722)	(793)
Reconciling Items:
Corporate(c)	––	––	(1,660)	(1,879)
Purchase accounting adjustments(d)	––	––	(1,785)	(2,839)
Acquisition-related costs(e)	––	––	(575)	(799)
Certain significant items(f)	––	––	(1,208)	(183)
Other unallocated(g)	––	––	(330)	(491)
	$16,502	$16,576	$3,118	$3,149
(a)	Income from continuing operations before provision for taxes on income.
(b)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the research and development costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(c)	Corporate includes, among other things, administration expenses, interest income/(expense), certain performance-based and all share-based compensation expenses.
(d)	Significant impacts of purchase accounting include charges related to the fair value adjustments to inventory, intangible assets and property, plant and equipment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(e)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring newly acquired businesses, such as transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring (see Note 5. Costs Associated with Cost-Reduction Initiatives and Acquisition Activity for additional information).

(f)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our productivity initiatives that are not associated with an acquisition, the impact of certain tax and/or legal settlements and certain asset impairments.

For the first quarter of 2011, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $572 million, (ii) charges for certain legal matters of $472 million, (iii) certain asset impairment charges of $157 million and (iv) other charges of $7 million (see Note 5. Costs Associated with Cost-Reduction Initiatives and Acquisition Activity and Note 6. Other (Income)/Deductions––Net for additional information).

For the first quarter of 2010, certain significant items includes: (i) charges for certain legal matters of $142 million, and (ii) other charges of $41 million.

(g)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Product Information

Significant product revenues follow:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010
Revenues from biopharmaceutical products:
Lipitor	$2,385	$2,757
Prevnar/Prevenar 13	996	286
Enbrel(a)	870	802
Lyrica	826	723
Celebrex	591	570
Viagra	470	479
Xalatan/Xalacom	392	422
Norvasc	356	368
Zyvox	319	292
Sutent	276	259
Premarin family	235	256
Geodon/Zeldox	232	254
Detrol/Detrol LA	225	261
Genotropin	209	206
Effexor XR	204	716
Chantix/Champix	199	189
Vfend	195	188
Zosyn/Tazocin	179	264
BeneFIX	164	154
Prevnar/Prevenar (7-valent)	153	520
Caduet	142	135
Zoloft	135	120
Pristiq	129	110
Zithromax/Zmax	128	103
Revatio	123	114
Medrol	121	109
ReFacto AF/Xyntha	117	90
Aromasin	114	128
Aricept(b)	99	107
Cardura	96	107
BMP2	93	98
Fragmin	91	90
Rapamune	89	91
Tygacil	73	84
Protonix	59	158
Alliance revenues(c)	884	1,004
All other	2,255	1,892
Total revenues from biopharmaceutical products	14,224	14,506
Revenues from other products:
Animal Health	982	846
Consumer Healthcare	745	663
Nutrition	470	458
Pfizer CentreSource	81	103
Total revenues	$16,502	$16,576
(a)	Outside the U.S. and Canada.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif, Spiriva and Metaxalone.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Geographic Area Information

Revenues by geographic area follow:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010	% Change

Revenues
United States	$7,024	$7,265	(3)
Developed Europe(a)	3,884	4,261	(9)
Developed Rest of World(b)	2,546	2,302	11
Emerging Markets(c)	3,048	2,748	11
Total Revenues	$16,502	$16,576	––
(a)	Developed Europe region includes the following markets: Western Europe and the Scandinavian countries.
(b)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand and South Korea.
(c)	Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of April 3, 2011, the related condensed consolidated statements of income for the three-month periods ended April 3, 2011, and April 4, 2010, and the related condensed consolidated statements of cash flows for the three-month periods ended April 3, 2011, and April 4, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not represented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 12, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance, Operating Environment and Outlook. This section, beginning on page 27, provides information about the following: our business; our performance during the first quarter of 2011; our operating environment; our business development initiatives; our financial guidance for 2011; and our financial targets for 2012.

●	Analysis of Our Condensed Consolidated Statements of Income. This section begins on page 32, and consists of the following sub-sections:

o	Revenues. This section, beginning on page 32, provides an analysis of our products and revenues for the first quarters of 2011 and 2010, as well as an overview of important product developments.

o	Costs and Expenses. This section, beginning on page 44, provides a discussion about our costs and expenses.

o	Provision for Taxes on Income. This section, on page 46, provides a discussion of items impacting our tax provision for the periods presented.

o	Adjusted Income. This section, beginning on page 46, provides a discussion of an alternative view of performance used by management.

●	Analysis of Our Condensed Consolidated Balance Sheets. This section, on page 50, provides a discussion of changes in certain balance sheet accounts.

●	Analysis of Our Condensed Consolidated Statements of Cash Flows. This section, on page 50, provides an analysis of our cash flows for the first quarters of 2011 and 2010.

●
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 51, provides an analysis of our financial assets and liabilities as of April 3, 2011 and December 31, 2010 and a discussion of our outstanding debt and commitments that existed as of April 3, 2011, and December 31, 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards. This section, on page 53, discusses recently adopted accounting standards.

●
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 53, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, in-line products and product candidates, and share-repurchase and dividend-rate plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of legal proceedings and contingencies.

Components of the Condensed Consolidated Statements of Income follow:

	Three Months Ended
(millions of dollars, except per common share data)	April 3, 2011	April 4, 2010	% Change

Revenues	$16,502	$16,576	––

Cost of sales	3,693	4,202	(12)
% of revenues	22.4%	25.3%

Selling, informational and administrative expenses	4,503	4,403	2
% of revenues	27.3%	26.6%

Research and development expenses	2,091	2,221	(6)
% of revenues	12.7%	13.4%

Amortization of intangible assets	1,376	1,409	(2)
% of revenues	8.3%	8.5%

Acquisition-related in-process research and development charges	––	74	(100)
% of revenues	––	0.4%

Restructuring charges and certain acquisition-related costs	894	706	27
% of revenues	5.4%	4.3%

Other deductions––net	827	412	101

Income from continuing operations before provision for taxes on income	3,118	3,149	(1)
% of revenues	18.9%	19.0%

Provision for taxes on income	894	1,135	(21)

Effective tax rate	28.7%	36.0%

Income from continuing operations	2,224	2,014	10
% of revenues	13.5%	12.2%

Discontinued operations––net of tax	10	21	(52)

Net income before allocation to noncontrolling interests	2,234	2,035	10
% of revenues	13.5%	12.3%

Less: Net income attributable to noncontrolling interests	12	9	33

Net income attributable to Pfizer Inc.	$2,222	$2,026	10
% of revenues	13.5%	12.2%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.28	$0.25	12
Discontinued operations––net of tax	––	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.28	$0.25	12

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.28	$0.25	12
Discontinued operations––net of tax	––	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.28	$0.25	12

Cash dividends paid per common share	$0.20	$0.18	11
*     Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT and OUTLOOK

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

On January 31, 2011, we completed the tender offer for all of the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash (for additional information, see Notes to Condensed Consolidated Financial Statements –– Note 3. Acquisition of King Pharmaceuticals, Inc.). Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. As a result, and in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the quarter ended April 3, 2011 reflect approximately two months of King’s U.S. operations and approximately one month of King’s international operations.

Our First Quarter 2011 Performance

Revenues in the first quarter of 2011 were $16.5 billion, compared to $16.6 billion in the same period in 2010, due to:

●	lower revenues from legacy Pfizer products; and

●	a reduction in revenues of $166 million, or 1%, due to U.S. healthcare reform,

largely offset by:

●	the favorable impact of foreign exchange, which increased revenues by approximately $97 million or 1%; and

●	the inclusion of revenues from legacy King products of $224 million, which favorably impacted revenues by 1%.

The significant impacts on revenues for the first quarter of 2011, compared to the same period in 2010, are as follows:

	Three Months Ended
(millions of dollars)	April 3, 2011 vs. April 4, 2010 Worldwide Incr./(Decr.)	% Change Worldwide	% Change U.S.	% Change International

Prevnar/Prevenar 13	$710	248	213	*
Lyrica	103	14	3	25
Enbrel (outside the U.S. and Canada)	68	8	––	8
Zyvox	27	9	7	12
ReFacto AF/Xyntha	27	30	24	32
Zithromax/Zmax	25	24	75	22
Celebrex	21	4	(1)	14
Premarin family	(21)	(8)	(9)	––
Geodon/Zeldox	(22)	(9)	(9)	(7)
Xalatan/Xalacom(a)	(30)	(7)	(6)	(8)
Detrol/Detrol LA	(36)	(14)	(20)	(1)
Zosyn/Tazocin	(85)	(32)	(40)	(16)
Protonix(a)	(99)	(63)	(63)	––
Prevnar/Prevenar 7	(367)	(71)	(100)	(55)
Lipitor(a)	(372)	(13)	––	(25)
Effexor XR(a)	(512)	(72)	(83)	(16)
Alliance revenues	(120)	(12)	(23)	17
All other biopharmaceutical products(b)	363	19	83	2
Animal Health products	136	16	28	10
Consumer Healthcare products	82	12	15	10

(a)
Xalatan lost exclusivity in the U.S. in March 2011. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. Lipitor lost exclusivity in Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010. Effexor XR lost exclusivity in the U.S. in July 2010. We lost exclusivity for Aricept 5mg and 10mg tablets, which are included in Alliance revenues, in November 2010.

(b)	Relates to “All other biopharmaceutical products” category included in the “Selected Revenues from Biopharmaceutical Products” table presented in this MD&A.
*	Calculation not meaningful.

Income from continuing operations for the first quarter of 2011 was $2.2 billion, compared to $2.0 billion in the first quarter of 2010, reflecting:

●	lower purchase accounting adjustments and acquisition-related costs associated with the Wyeth acquisition in the first quarter of 2011, compared to the same period last year; and

●	a decrease in the effective tax rate to approximately 29% in the first quarter of 2011 from 36% in the first quarter of 2010 (see discussion in the “Provision for Taxes” section of this MD&A),

partially offset by:

●
legal charges of $501 million, which included a charge of $472 million related to hormone-replacement therapy litigation (see Notes to Condensed Consolidated Financial Statements––Note 6. Other (Income)/Deductions––Net, Note 14. Legal Proceedings and Contingencies and Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q); and

●
higher Restructuring charges and certain acquisition-related costs primarily related to our R&D initiative (see the “Costs Associated with Cost-Reduction Initiatives and Acquisition Activity” section of this MD&A for additional information).

Our Operating Environment

U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation), was enacted in the U.S. As explained more fully in Pfizer’s 2010 Annual Report on Form 10-K, this legislation has both current and longer-term impacts on us.

In the first quarter of 2011, we recorded the following amounts as a result of the U.S. Healthcare Legislation:

●	approximately $166 million, recorded as a reduction to Revenues; and

●
approximately $69 million, recorded in Selling, informational and administrative expenses, related to the annual fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (the total fee to be paid each year by the pharmaceutical industry will increase annually through 2018). We are recording the annual fee ratably throughout the year.

Our 2011 financial guidance and 2012 financial targets (see the “Our Financial Guidance for 2011” and “Our Financial Targets for 2012” sections of this MD&A for additional information) reflect the expected full-year impact of the U.S. Healthcare Legislation.

Industry-Specific Challenges

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in Pfizer’s 2010 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive and we face a number of industry-specific challenges, which can significantly impact our results.  These factors include among others: the loss or expiration of intellectual property rights, the regulatory environment and pipeline productivity, pricing and access pressures and increasing competition among branded products.

In the U.S., we lost exclusivity for Effexor XR in July 2010, for Aricept 5mg and 10mg tablets in November 2010, for Vfend tablets in February 2011 and for Xalatan in March 2011. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. We lost exclusivity for Lipitor in Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010. In addition, the basic patent for Vfend tablets in Brazil expired in January 2011. We also lost exclusivity for Aromasin in the U.S. in April 2011.

We expect to lose exclusivity for various products over the next few years, including the following additional products in 2011:

●	Aromasin in the European Union (EU) and Japan in July 2011;

●
Xalatan and Xalacom in the majority of major European markets in July 2011. We are pursuing a pediatric extension for Xalatan in the EU. If we are successful, the exclusivity period for both Xalatan and Xalacom in the majority of major European markets will be extended by six months from July 2011 to January 2012. To date, we have received pediatric extensions in ten European countries; and

●	Lipitor and Caduet in the U.S. in November 2011 (see additional discussion below).

We expect that we will lose exclusivity for Lipitor in the U.S. in November 2011 and, as a result, will lose the substantial portion of our U.S. revenues from Lipitor shortly thereafter. We have granted Watson Laboratories, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which is expected to commence in November 2011. As Watson’s exclusive supplier, we will manufacture and sell generic atorvastatin tablets to Watson. In markets outside the U.S., Lipitor has lost exclusivity in certain countries and will lose exclusivity at various times in certain other countries.  We expect to maintain a significant portion of the Lipitor revenues in developed markets outside the U.S. through 2011. We are pursuing a pediatric extension for Lipitor in the EU. If we are successful, the exclusivity period for Lipitor in the majority of major European markets will be extended by six months to May 2012. We do not expect that Lipitor revenues in emerging markets will be materially impacted by the loss of exclusivity in 2011 or over the next several years. In 2010, revenues from Lipitor were approximately $5.3 billion in the U.S. (approximately 18% of our total 2010 U.S. revenues) and approximately $5.4 billion in markets outside the U.S. (about 14% of our total 2010 international revenues, of which approximately $900 million was attributable to emerging markets).

Our financial guidance for 2011 and our financial targets for 2012 reflect the anticipated impact in those years of the loss of exclusivity of various products (see the “Our Financial Guidance for 2011” and “Our Financial Targets for 2012” sections of this MD&A).

We will continue to aggressively defend our patent rights against increasing incidents of infringement whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Selected Revenues from Biopharmaceutical Products” section of this MD&A. See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of certain recent developments with respect to patent litigation.

The Overall Economic Environment

In addition to industry-specific factors, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, during the first quarter of 2011, we continued to experience pricing pressure as a result of the economic environment in Europe, with government-mandated reductions in prices for certain biopharmaceutical products in certain European countries.

Despite the challenging financial markets, Pfizer maintains a strong financial position. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated high quality by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities. For further discussion of our financial condition, see the "Financial Condition, Liquidity and Capital Resources” section of this MD&A.

A significant portion of our revenues and earnings are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the U.K. pound, the Japanese yen, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact, on net income. Therefore, significant shifts in currencies can impact our short-term results, as well as our long-term forecasts and targets.

On March 11, 2011, Japan experienced a significant earthquake, followed by a tsunami and serious issues at the Fukushima nuclear facility, resulting in extensive loss of life and destruction of property. This is a second-quarter 2011 event for our international markets. We have taken steps to ensure the safety of our colleagues and availability of our products in the affected areas. We have a biopharmaceutical manufacturing facility in Nagoya, Japan (located 300 miles from the Fukushima nuclear facility), which has been operating normally since the earthquake. Notwithstanding the uncertainty caused by these events, we do not expect any material impact on our financial position or results of operations due to these events, and we have not revised our 2011 financial guidance or 2012 financial targets as a result of these events (see the “Our Financial Guidance for 2011” and “Our Financial Targets for 2012” sections of this MD&A). However, we will continue to evaluate the impact of these events on our operations.

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A and in Part I, Item 1A, “Risk Factors”, of our 2010 Annual Report on Form 10-K.

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation, oncology, cardiovascular and metabolic diseases, neuroscience and pain, and vaccines. The most significant recent transactions are described below.

In the first quarter of 2011, we completed or announced the following transactions:

●
On January 31, 2011 (the acquisition date), we completed our tender offer for all of the outstanding shares of common stock of King at a purchase price of $14.25 per share and acquired approximately 92.5% of the outstanding shares. On February 28, 2011, we acquired all of the remaining shares of King for $14.25 per share in cash. As a result, the total fair value of consideration transferred for King was approximately $3.6 billion in cash ($3.2 billion, net of cash acquired). For additional information on our acquisition of King, see Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of King Pharmaceuticals, Inc.

King’s principal businesses consist of a prescription pharmaceutical business focused on delivering new formulations of pain treatments designed to discourage common methods of misuse and abuse; the Meridian auto-injector business for emergency drug delivery, which develops and manufactures the EpiPen; an established products portfolio; and an animal health business that offers a variety of feed-additive products for a wide range of species.

As a result of our acquisition of King, we recorded Inventories of $340 million, Property, plant and equipment (PP&E) of $413 million, Identifiable intangible assets of $2.1 billion and goodwill of $780 million. For additional information related to the provisional recording of assets acquired and liabilities assumed, see Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of King Pharmaceuticals, Inc.

As of the acquisition date, Identifiable intangible assets included the following:

o	Developed technology rights of approximately $1.8 billion, which includes EpiPen, Thrombin, Levoxyl, Skelaxin and Flector Patch, among others.

o	IPR&D of approximately $300 million, which includes Embeda, Vanquix, Oxycodone and Remoxy, among others.

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

o
Amounts for intangibles, inventory and PP&E, pending finalization of valuation efforts for acquired intangible assets as well as the completion of certain physical inventory counts and the confirmation of the physical existence and condition of certain property, plant and equipment assets.

o	Amounts for environmental contingencies, pending the finalization of our assessment and valuation of environmental matters.

o	Amounts for legal contingencies, pending the finalization of our examination and evaluation of the portfolio of filed cases.

o
Amounts for income tax assets, receivables and liabilities, pending the filing of King’s pre-acquisition tax returns and the receipt of information from taxing authorities, which may change certain estimates and assumptions used.

o	The allocation of goodwill among reporting units.

●
On February 7, 2011, we announced that we entered into an agreement to purchase the Ferrosan consumer healthcare business, which is principally comprised of dietary supplement products, including multivitamins, probiotics and Omega-3 fish oils. Ferrosan markets its products in the Nordic region as well as Russia and many countries in Central and Eastern Europe. The transaction, which is subject to customary closing conditions, including regulatory approval in certain jurisdictions, is expected to close during the third quarter of 2011.

●
On April 4, 2011, we announced that we entered into an agreement to sell our Capsugel business for $2.375 billion in cash. The transaction, which is subject to customary closing conditions, including regulatory approval in certain jurisdictions including the U.S. and EU, is expected to close during the third quarter of 2011. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Discontinued Operations.

We are currently conducting a strategic review of all of our businesses and assets. In this review we are considering strategic fit and value creation. We expect to complete this review in the second half of 2011.

Our Financial Guidance for 2011

As a result of the April 2011 announcement of our agreement to sell Capsugel, we revised our forecasted 2011 revenues in April, from a range of $66.0 billion to $68.0 billion to a range of $65.2 billion to $67.2 billion. We maintained all other elements of our 2011 financial guidance, including Reported diluted earnings per common share (EPS) of $1.09 to $1.24 and Adjusted diluted EPS of $2.16 to $2.26. The current exchange rates assumed in connection with the 2011 financial guidance are a blend of the actual exchange rates in effect during first-quarter 2011 and the mid-April 2011 exchange rates for the remainder of the year. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2011 Adjusted income and Adjusted diluted EPS guidance to 2011 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance follows:

Full-Year 2011 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$17.1-$17.9	~$2.16-$2.26
Purchase accounting impacts of transactions completed as of 4/3/11	(4.7)	(0.59)
Acquisition-related costs	(1.9-2.2)	(0.25-0.28)
Non-Acquisition-related costs(c)	(1.0-1.2)	(0.13-0.15)
Other Certain Significant Items	(0.4)	(0.05)
Reported Net income attributable to Pfizer Inc./diluted EPS guidance	~$8.6-$9.9	~$1.09-$1.24
(a)
Includes the revenue and expenses related to the Capsugel business as a discontinued operation, but does not include any gain on the sale of Capsugel. Does not assume the completion of any business-development transactions not completed as of April 3, 2011. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of April 3, 2011.

(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.
(c)
Amounts relate to actions in connection with our reduction in R&D spending, including our realigned R&D footprint. In our reconciliation between Net income attributable to Pfizer Inc., as reported under principles generally accepted in the United States of America (U.S. GAAP), and Adjusted income, these amounts are categorized as Certain Significant Items (see the “Adjusted Income––Reconciliation” section of this MD&A).

For a description of our anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses—Costs Associated with Cost-Reduction Initiatives and Acquisition Activity” section of this MD&A.

Our 2011 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment” and “Our Strategy” sections of our 2010 Financial Report, which is filed as Exhibit 13 to our 2010 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K.

Our Financial Targets for 2012

As a result of the April 2011 announcement of our agreement to sell Capsugel, we revised our targeted 2012 revenues in April, from a range of $63.0 billion to $65.5 billion to a range of $62.2 billion to $64.7 billion. We maintained all other elements of our 2012 financial targets, including Reported diluted EPS between $1.58 and $1.73 and Adjusted diluted EPS between $2.25 and $2.35. The current exchange rates assumed in connection with the 2012 financial targets are the mid-April 2011 exchange rates. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2012 Adjusted income and Adjusted diluted EPS targets to 2012 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders targets follows:

Full-Year 2012 Targets
($ billions, except per share amounts)	Net Income (a), (b)	Diluted EPS (a), (b)
Adjusted income/diluted EPS(c) targets	~$17.2-$17.9	~$2.25-$2.35
Purchase accounting impacts of transactions completed as of 4/3/11	(3.8)	(0.50)
Acquisition-related costs	(0.7-1.0)	(0.09-0.12)
Non-acquisition-related costs(d)	(0.3-0.4)	(0.03-0.05)
Reported Net income attributable to Pfizer Inc./diluted EPS targets	~$12.0-$13.1	~$1.58-$1.73
(a)
Includes the revenues and expenses related to the Capsugel business as a discontinued operation, but does not include any gain on the sale of Capsugel. Does not assume the completion of any business-development transactions not completed as of April 3, 2011. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of April 3, 2011.

(b)
Given the longer-term nature of these targets, they are subject to greater variability and less certainty as a result of potential material impacts related to foreign exchange fluctuations, macroeconomic activity including inflation, and industry-specific challenges including changes to government healthcare policy, among others.

(c)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.
(d)
Amounts relate to actions in connection with our reduction in R&D spending, including our realigned R&D footprint. In our reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income, these amounts are categorized as Certain Significant Items (see the “Adjusted Income––Reconciliation” section of this MD&A).

For a description of our anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses––Costs Associated with Cost-Reduction Initiatives and Acquisition Activity” section of this MD&A.

Our 2012 financial targets are subject to a number of factors and uncertainties—as described in the “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; the “Our Operating Environment” and “Our Strategy” sections of our 2010 Financial Report, which is filed as Exhibit 13 to our 2010 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K.

ANALYSIS OF OUR CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

Worldwide revenues by operating segment, business unit and geographic area follow:

							% Change in Revenues
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national

	April 3,	April 4,	April 3,	April 4,	April 3,	April 4,
(millions of dollars)	2011	2010	2011	2010	2011	2010	11/10	11/10	11/10
Three Months Ended:
Biopharmaceutical revenues:
Primary Care Operating Segment	$5,441	$5,866	$3,193	$3,409	$2,248	$2,457	(7)	(6)	(9)

Specialty Care	3,927	3,521	1,949	1,679	1,978	1,842	12	16	7
Oncology	311	361	89	136	222	225	(14)	(35)	(1)
SC&O Operating Segment	4,238	3,882	2,038	1,815	2,200	2,067	9	12	6

Established Products	2,367	2,786	1,032	1,383	1,335	1,403	(15)	(25)	(5)
Emerging Markets	2,178	1,972	––	––	2,178	1,972	10	––	10
EP&EM Operating Segment	4,545	4,758	1,032	1,383	3,513	3,375	(4)	(25)	4

	14,224	14,506	6,263	6,607	7,961	7,899	(2)	(5)	1

Other product revenues:
Animal Health	982	846	382	299	600	547	16	28	10
Consumer Healthcare	745	663	361	315	384	348	12	15	10
AH&CH Operating Segment	1,727	1,509	743	614	984	895	14	21	10

Nutrition Operating Segment	470	458	––	––	470	458	3	––	3
Pfizer CentreSource(a)	81	103	18	44	63	59	(21)	(59)	7
	551	561	18	44	533	517	(2)	(59)	3

Total revenues	$16,502	$16,576	$7,024	$7,265	$9,478	$9,311	––	(3)	2
(a)	Our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products for the first quarter of 2011 decreased 2% to $14.2 billion, compared to the first quarter of 2010, primarily due to:

●	lower revenues from Effexor XR, Lipitor, Protonix and Zosyn/Tazocin and lower Alliance revenues, all due to a loss of exclusivity in certain markets,

partially offset by:

●	the solid performance from the Prevnar/Prevenar franchise, Lyrica and Enbrel; and

●	revenues from legacy King biopharmaceutical products of approximately $174 million.

Geographically,

●
in the U.S., revenues from biopharmaceutical products decreased 5% in the first quarter of 2011, compared to the same period in 2010, primarily reflecting lower revenues from Effexor XR, Protonix, Zosyn/Tazocin all due to loss of exclusivity, and lower Alliance revenues due to loss of exclusivity of Aricept 5mg and 10mg tablets in November 2010 and lower revenues from Detrol/Detrol LA. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and the addition of U.S. revenues from legacy King products of approximately $171 million.

●
in our international markets, revenues from biopharmaceutical products increased 1% in the first quarter of 2011, compared to the first quarter of 2010, primarily due to the favorable impact of foreign exchange and the solid operational performance from the Prevnar/Prevenar franchise, Lyrica, Enbrel, Celebrex, Zithromax/Zmax and Alliance revenues.  The impact of these favorable factors was partially offset by declines in Lipitor, Xalatan/Xalacom and Effexor XR. International revenues from legacy King products were not significant to our international revenues in the quarter.

During the first quarter of 2011, revenues from international biopharmaceutical products represented 56% of total revenues from biopharmaceutical products, compared to 54% in 2010.

Primary Care unit revenues decreased 7%, compared to the same quarter last year, due to operational factors. Foreign exchange had virtually no impact on Primary Care unit revenues in the first quarter of 2011. The decline in Primary Care unit revenues in the first quarter of 2011 was driven by the loss of exclusivity of Lipitor in Canada and Spain in May and July 2010, respectively, as well as the loss of exclusivity of Aricept 5mg and 10mg tablets in the U.S. in November 2010. Taken together, the loss of exclusivity for these products in those markets reduced Primary Care revenues by approximately $590 million, or 10%, in comparison with the first quarter of 2010.  These declines were partially offset by higher revenues from certain patent-protected products, including Lyrica, Spiriva (in Alliance revenues), Pristiq and Celebrex, among others, in key international markets, as well as the addition of revenues from legacy King products.

Specialty Care unit revenues increased 12%, compared to the same quarter last year, due to operational factors. Foreign exchange had virtually no impact on Specialty Care unit revenues in the first quarter of 2011. The Specialty Care unit revenues increase in the first quarter of 2011 was primarily due to strong growth in the Prevnar/Prevenar franchise, Enbrel and Zyvox, notably in the U.S. and Japan.

Oncology unit revenues decreased 14% due to lower operational revenues of 13% and the unfavorable impact of foreign exchange of 1%. Oncology unit revenues were negatively impacted by the transfer of Aromasin’s U.S. business to the Established Products unit in 2011 as a result of its loss of exclusivity in April 2011.

Established Products unit revenues decreased 15% due to lower operational revenues of 16%, slightly offset by a 1% favorable impact of foreign exchange. Established Products unit revenues were mainly impacted by the loss of exclusivity of, and resulting increased competition with respect to, Effexor XR, Protonix and Zosyn/Tazocin, partially offset by the addition of revenues from legacy King products.

Emerging Markets unit revenues increased 10% due to higher operational revenues of 8%, as well as a 2% favorable impact of foreign exchange. Emerging Markets unit revenues were positively impacted by growth in both innovative brands, such as Enbrel, Lyrica, Sutent and Vfend, as well as established products.

Total revenues from established products in both the Established Products and Emerging Markets units totaled $3.3 billion, with $915 million generated in emerging markets.

Effective January 1, 2011, we increased the published prices for certain U.S. biopharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

Other Product Revenues

Animal Health unit revenues increased 16% in the first quarter of 2011, compared to the same period in 2010, reflecting higher operational revenues of 15% and the favorable impact of foreign exchange of 1%. Revenues from Animal Health products were favorably impacted by approximately $50 million, or 6%, due to the addition of revenues from legacy King animal health products. The remaining 9% operational growth primarily resulted from improving economic conditions and resulting increased demand for products across the livestock and companion animal businesses, as well as deeper market penetration in emerging markets.

Consumer Healthcare unit revenues increased 12% in the first quarter of 2011, compared to the same period in 2010, reflecting higher operational revenues of 11% and the favorable impact of foreign exchange of 1%. Growth occurred across all Consumer Healthcare regions, with the U. S. being the key market, as revenues increased 15% contributing 61% of the above operational growth. The primary driver for the U.S. growth was increased market share for respiratory products combined with a higher cough/cold season incident rate.

Rebates and Chargebacks

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, that are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations for our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment and knowledge of market conditions and practice are required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of biopharmaceutical product net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates and chargebacks reduced revenues as follows:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Medicaid and related state program rebates(a)	$407	$306
Medicare rebates(a)	363	276
Performance-based contract rebates(a), (b)	755	649
Chargebacks(c)	800	814
Total	$2,325	$2,045
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold as well as the loss of exclusivity of branded products.
(b)
Performance-based contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The total rebates and chargebacks for the first quarter of 2011 were higher than the first quarter of 2010, primarily as a result of:

●	the impact of increased Medicaid rebate rates due to the U.S. Healthcare Legislation, in addition to higher rates for certain products that are subject to rebates;

●	the impact of increased Medicare rebates due to discounts to Medicare Part D participants who are in the Medicare “Coverage Gap” under the U.S. Healthcare Legislation; and

●	an increase in chargebacks for our branded products as a result of increasing competitive pressures and increasing sales for certain branded products subject to chargebacks,

partially offset by, among other factors:

●	changes in product mix;

●	the impact of decreased Medicare rebates for certain products that have lost exclusivity; and

●	the impact on chargebacks of decreased sales for products that have lost exclusivity during the first quarter of 2011.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $3.2 billion as of April 3, 2011, an increase from $3.0 billion as of December 31, 2010 and primarily are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

Selected Revenues from Biopharmaceutical Products

Revenue information for several of our major biopharmaceutical products follows:

		Three Months Ended
			% Change
(millions of dollars)		April 3,	From April 4,
Product	Primary Indications	2011	2010
Lipitor	Reduction of LDL cholesterol	$2,385	(13)
Prevnar/Prevenar 13	Vaccine for prevention of invasive pneumococcal disease	996	248
Enbrel(a)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	870	8
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	826	14
Celebrex	Arthritis pain and inflammation, acute pain	591	4
Viagra	Erectile dysfunction	470	(2)
Xalatan/Xalacom	Glaucoma and ocular hypertension	392	(7)
Norvasc	Hypertension	356	(3)
Zyvox	Bacterial infections	319	9
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	276	7
Premarin family	Menopause	235	(8)
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	232	(9)
Detrol/Detrol LA	Overactive bladder	225	(14)
Genotropin	Replacement of human growth hormone	209	1
Effexor XR	Depression and certain anxiety disorders	204	(72)
Chantix/Champix	An aid to smoking cessation	199	5
Vfend	Fungal infections	195	4
Zosyn/Tazocin	Antibiotic	179	(32)
BeneFIX	Hemophilia	164	6
Prevnar/Prevenar (7-valent)	Vaccine for prevention of invasive pneumococcal disease	153	(71)
Caduet	Reduction of LDL cholesterol and hypertension	142	5
Zoloft	Depression and certain anxiety disorders	135	13
Pristiq	Depression	129	17
Zithromax/Zmax	Bacterial infections	128	24
Revatio	Pulmonary arterial hypertension (PAH)	123	8
Medrol	Inflammation	121	11
ReFacto AF/Xyntha	Hemophilia	117	30
Aromasin	Breast cancer	114	(11)
Aricept(b)	Alzheimer’s disease	99	(7)
Cardura	Hypertension/Benign prostatic hyperplasia	96	(10)
BMP2	Development of bone and cartilage	93	(5)
Fragmin	Anticoagulant	91	1
Rapamune	Immunosuppressant	89	(2)
Tygacil	Antibiotic	73	(13)
Protonix	Gastroesophageal reflux disease	59	(63)
Alliance revenues(c)	Various	884	(12)
All other biopharmaceutical products	Various	2,255	19
(a)	Outside the U.S. and Canada.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif, Spiriva and Metaxalone.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

●
Lipitor, for the treatment of elevated LDL cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol and the best-selling prescription pharmaceutical product of any kind in the world. Lipitor recorded worldwide revenues of $2.4 billion, or a decrease of 13%, in the first quarter of 2011, compared to the same period in 2010 due to:

o	loss of exclusivity in Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010;

o	the continuing impact of an intensely competitive lipid-lowering market, with competition from generics and branded products worldwide;

o	increased payer pressure worldwide, including the need for flexible rebate policies; and

o
slower growth in the lipid-lowering market in the U.S. due, in part, to a slower rate of growth in the Medicare Part D population and, reflecting challenging economic conditions, heightened overall patient cost-sensitivity in the U.S. and adoption of non-prescription treatment options, partially offset by:

o	the favorable impact of foreign exchange, which increased revenues by $7 million.

Geographically,

o	in the U.S., Lipitor revenues were $1.3 billion in the first quarter of 2011, relatively flat compared to the same period in 2010; and

o
in our international markets, Lipitor revenues were $1.1 billion, a decrease of 25%, in the first quarter of 2011, compared to the same period in 2010, primarily due to the loss of exclusivity in several markets in 2010 referred to above. The impact of foreign exchange increased international revenues by 1% in the first quarter of 2011, compared to the same period in 2010.

See the “Our Operating Environment” section of this MD&A for a discussion concerning the expected loss of exclusivity for Lipitor in various markets.

During the period from August through December 2010, we implemented four voluntary recalls of Lipitor 40mg tablets due to a small number of reports of an uncharacteristic odor related to the bottles in which Lipitor is packaged. Our recalls involved a total of 20 lots in the U.S. and Canada. The odor related to bottles that were manufactured by a third-party supplier, most of which entered the supply chain before August 2010. A medical assessment by us has determined that the odor is not likely to cause adverse health consequences. We have identified the source of the odor, and we have implemented rigorous measures to prevent odor-related issues going forward. While the rate of odor complaints is very low, we cannot rule out the possibility of further recalls based on our quality control measures in the event that there are any future odor-related observations. These recalls have not had any significant impact on our results of operations, and we do not expect any disruptions in the supply of Lipitor.

●
Prevnar/Prevenar 13, is our 13-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children.  Prevnar/Prevenar 13 recorded an increase in worldwide revenues of 248% in the first quarter of 2011, compared to the same period in 2010. To date, Prevnar/Prevenar 13 has been approved in over 90 countries and launched in over 70 of those countries. The launch of Prevnar/Prevenar 13 has resulted in a reduction of our Prevnar/Prevenar (7-valent) revenues (see discussion below). We expect this trend to continue.

●
Enbrel, for the treatment of rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 8% in the first quarter of 2011, compared to the same period in 2010. Enbrel revenues from the U.S. and Canada are included in Alliance revenues. The approval of competing products for the treatment of psoriasis has increased competition with respect to Enbrel.

Under our co-promotion agreement with Amgen Inc. (Amgen), we and Amgen co-promote Enbrel in the U.S. and Canada and share in the profits from Enbrel sales in those countries, recorded as Alliance revenues. The co-promotion term is scheduled to end in October 2013, and, subject to the terms of the agreement, we are entitled to a royalty stream for 36 months thereafter, which is significantly less than our current share of Enbrel profits from U.S. and Canadian sales. Following the end of the royalty period, we will not be entitled to any further Alliance revenues from Enbrel sales in the U.S. and Canada. Our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement with Amgen.

●
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) in certain countries outside the U.S., recorded an increase in worldwide revenues of 14% in the first quarter of 2011, compared to the same period in 2010. Lyrica had a strong operational performance in international markets in the first quarter of 2011, including Japan, where Lyrica was launched in 2010 as the first product approved for the peripheral neuropathic indication, followed by an approval for peripheral neuropathic pain in October. In the U.S., revenues increased 3%, compared to the same period in 2010, and continue to be affected by increased generic competition, as well as managed care pricing and formulary pressures.

●
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S. and certain other countries, recorded an increase in worldwide revenues of 4% in the first quarter of 2011, compared to the same period in 2010.  In the U.S., Celebrex revenues decreased 1% in the first quarter of 2011, compared to the same period in 2010, due to generic competition and managed care formulary pressures. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

●
Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra worldwide revenues decreased 2% in the first quarter of 2011, compared to the same period in 2010. In the U.S., Viagra revenues decreased 6% in the first quarter of 2011, compared to the same period in 2010. Internationally, Viagra revenues increased 3% in the first quarter of 2011, compared to the same period in 2010, largely due to the favorable impact of foreign exchange. Viagra began facing generic competition in Spain and Finland in December 2009.

●
Xalabrands consists of Xalatan, a prostaglandin, the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) that is available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 7% in the first quarter of 2011, compared to the same period in 2010. The decrease was due to lower revenues in the U.S., and also lower revenues internationally due to the launch of generic latanoprost in Japan in May 2010 and in Italy in July 2010. We lost exclusivity for Xalatan in the U.S. in March 2011 and we expect to lose exclusivity for Xalatan and Xalacom in the majority of major European markets in July 2011. We are pursuing a pediatric extension for Xalatan in the EU. If we are successful, the exclusivity period for both Xalatan and Xalacom in the majority of major European markets will be extended by six months from July 2011 to January 2012. To date, we have successfully obtained pediatric extensions in ten European countries.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets a few years ago. Norvasc worldwide revenues decreased 3% in the first quarter of 2011, compared to the same period in 2010.

●
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). Zyvox worldwide revenues increased 9% in the first quarter of 2011, compared to the same period in 2010, primarily due to growth in emerging markets as well as growth in certain other markets driven by secondary bacterial infections arising from the stronger flu season in 2011.

●
Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC), and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. Sutent worldwide revenues increased 7% in the first quarter of 2011, compared to the same period in 2010, due to strong operational performance in international markets. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through increasing access and healthcare coverage. As of April 3, 2011, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

●
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It recorded a decrease in worldwide revenues of 8% in the first quarter of 2011, compared to the same period in 2010.

●
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues decreased 9% in the first quarter of 2011, compared to the same period in 2010, due in part to higher rebates in the current year due to the impact of the U.S. Healthcare Legislation, partially offset by moderate growth in the U.S. antipsychotic market and the recent U.S. approval of Geodon for adjunctive bipolar maintenance therapy in adults.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 14% in the first quarter of 2011, compared to the same period in 2010, primarily due to increased competition from other branded medicines and a shift in promotional focus to Toviaz in most major markets.

●
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues increased 1%  in the first quarter of 2011, compared to the same period in 2010.

●
Effexor XR (extended release capsules), an antidepressant for treating adult patients with major depressive disorder, GAD, social anxiety disorder and panic disorder, recorded a decrease in worldwide revenues of 72% in the first quarter of 2011, compared to the same period in 2010. Effexor XR faces generic competition outside the U.S., and it has faced generic competition in the U.S. since July 1, 2010. This generic competition had in the first quarter of 2011, and will continue to have a significant adverse impact on our revenues for Effexor XR.

●
Chantix/Champix is an aid to smoking cessation treatment in adults. Chantix/Champix worldwide revenues increased 5% in the first quarter of 2011, compared to the same period in 2010. Revenues in the first quarter of 2011 were impacted by strong operational performance in international markets and the favorable impact of foreign exchange, partially offset by the impact of changes to the product’s label and other factors, especially in the U.S. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

●
Vfend is the only branded antifungal agent available in intravenous and oral forms. Vfend worldwide revenues increased 4% in the first quarter of 2011, compared to the same period in 2010. While international revenues of Vfend continued to be driven in 2011 by its acceptance as an excellent broad-spectrum agent for treating yeast and molds, revenues in the U.S. declined primarily due to a loss of exclusivity of Vfend tablets in February 2011.

In October 2009, we settled a challenge by Mylan, Inc. (Mylan) and its subsidiary, Matrix Laboratories Limited (Matrix), to four of our patents relating to Vfend by entering into an agreement granting Matrix and another subsidiary of Mylan the right to market their voriconazole (generic Vfend) tablet in the U.S. Pursuant to that settlement agreement, Matrix and the other Mylan subsidiary launched their generic voriconazole tablet in the U.S. in February 2011. In addition, the basic patent for Vfend tablets in Brazil expired on January 1, 2011.

●
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets. It recorded a decrease in worldwide revenues of 32% in the first quarter of 2011, compared to the same period in 2010.

●
BeneFIX and ReFacto AF/Xyntha are hemophilia products that use state-of-the-art manufacturing to assist patients with this lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded an increase in worldwide revenues of 6% in the first quarter of 2011, compared to the same period in 2010. ReFacto AF/Xyntha recorded an increase in worldwide revenue of 30% in the first quarter of 2011, compared to the same period in 2010.

●
Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children, recorded a decrease in worldwide revenues of 71% in the first quarter of 2011, compared to the same period in 2010. Certain markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar/Prevenar 13 (see discussion above), resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

●
Caduet is a single-pill therapy combining Norvasc and Lipitor. Caduet worldwide revenues increased 5% in the first quarter of 2011, compared to the same period in 2010, due to strong operational performance in international markets and the favorable impact of foreign exchange, partially offset by increased generic competition, as well as an overall decline in U.S. hypertension market volume. We expect that Caduet will lose exclusivity in the U.S. in November 2011.

●
Pristiq was approved for the treatment of Major Depressive Disorder (MDD) in the U.S. in February 2008 and subsequently was approved for that indication in 29 other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, Equador and the Philippines. Pristiq recorded an increase in worldwide revenues of 17% in the first quarter of 2011, compared to the same period in 2010.

●
Revatio, for the treatment of PAH, had an increase in worldwide revenues of 8% in the first quarter of 2011, compared to the same period in 2010, due in part to increased PAH awareness driving earlier diagnosis in the U.S. and EU.

●
Protonix, our proton pump inhibitor for gastroesophageal reflux disease, recorded a decrease in revenues of 63% in the first quarter of 2011, compared to the same period in 2010. We have an exclusive license from Nycomed GmbH to sell Protonix in the U.S., where it faces generic competition as the result of at-risk launches by certain generic manufacturers that began in December 2007 and the expiration of the basic U.S. patent (including the six-month pediatric exclusivity period) in January 2011.

●
Alliance revenues worldwide decreased 12% in the first quarter of 2011, compared to the same period in 2010, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010, partially offset by the strong performance of Enbrel in the U.S. and Canada and of Spiriva, as well as the inclusion of sales of Metaxalone, a legacy King product. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013.

See Part II––Other Information; Item 1. Legal Proceedings, of this Form 10-Q for a discussion of recent developments concerning product litigation relating to certain of the products discussed above.

Embeda—On February 23, 2011, we stopped distribution of our Embeda product due to failed specification tolerances related to naltrexone degradation identified in post-manufacturing testing. On March 10, 2011, we initiated a voluntary recall to wholesale and retail customers of all Embeda products. While Embeda will not be available currently, we remain committed to making this product available as soon as possible, once the issue is resolved.

Biopharmaceutical Products––Product Developments

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

On February 1, 2011, we announced that we are continuing to closely evaluate our global research and development function and will accelerate our current strategies to improve innovation and overall productivity by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. Our high-priority therapeutic areas are immunology and inflammation, oncology, cardiovascular and metabolic diseases, neuroscience and pain, and vaccines.

Our updated development pipeline can be found at www.pfizer.com/pipeline, and includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as new drug candidates and additional indications in late-stage development:
Pending U.S. new drug applications (NDA) and supplemental filings:
PRODUCT	INDICATION	DATE SUBMITTED
Immediate release oxycodone with Aversion technology (formerly Acurox) (without niacin)	Management of moderate-to-severe pain where the use of an opioid analgesic is appropriate	December 2010
Prevnar 13 Adult	Prevention of pneumococcal disease in adults 50 years of age and older	December 2010
Sutent	Unresectable pancreatic neuroendocrine tumor	December 2009
Taliglucerase alfa	Treatment of Gaucher disease	December 2009
Genotropin	Replacement of human growth hormone deficiency (Mark VII multidose disposable device)	October 2009
Celebrex	Chronic pain	August 2009
Immediate release oxycodone with Aversion technology (formerly Acurox) (with niacin)	Management of moderate-to-severe pain where the use of an opioid analgesic is appropriate	December 2008
Geodon	Treatment of bipolar disorder––pediatric filing	October 2008
Remoxy	Management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	June 2008
Spiriva	Respimat device for chronic obstructive pulmonary disease	November 2007
Zmax	Treatment of bacterial infections––sustained release––acute otitis media (AOM) and sinusitis––pediatric filing	November 2006
Viviant	Osteoporosis treatment and prevention	June 2006
Pristiq	Vasomotor symptoms of menopause	June 2006
Vfend	Treatment of fungal infections––pediatric filing	June 2005

On October 6, 2010, we completed the acquisition of FoldRx. For FoldRx’s lead product candidate, tafamidis meglumine (Tafamidis), an application was submitted in the EU in July 2010 and an NDA was submitted in the U.S. in February 2011. In March 2011, we received a Refusal to File letter from the FDA. We believe that the additional information needed to support a resubmission with the FDA is available without further clinical studies, and are working expeditiously to resubmit the NDA. Tafamidis is a first-in-class oral therapy for the treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP), a progressively fatal genetic neurodegenerative disease, for which liver transplant is the only treatment option currently available. Tafamidis has orphan drug designation in both the U.S. and the EU and fast-track designation in the U.S.

We acquired King Pharmaceuticals, Inc. (King) in early 2011.

●
In 2007, King entered into an agreement with Acura Pharmaceuticals, Inc. (Acura) pursuant to which Acura granted King an exclusive license to develop and commercialize immediate release oxycodone with Aversion technology (formerly Acurox) tablets in the U.S., Canada and Mexico. King and Acura submitted an NDA with the FDA in December 2008 for immediate release oxycodone with Aversion technology (formerly Acurox) with niacin. In June 2009, the FDA issued a “complete response” letter, and in April 2010 an FDA advisory committee determined that it did not have sufficient evidence to support approval of immediate release oxycodone with Aversion technology (formerly Acurox) with niacin. The presence of niacin in immediate release oxycodone with Aversion technology (formerly Acurox) was central to the deliberations. We are evaluating next steps in view of the developments.

●	In December 2010, King and Acura submitted an NDA with the FDA for immediate release oxycodone with Aversion technology (formerly Acurox) without niacin.

●
In 2005, King entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In June 2008, King and PT submitted an NDA with the FDA for Remoxy. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. We currently are seeking to address a specific issue in the manufacturing section of that NDA, and also to assess the potential implications of the FDA’s recent announcement of a class-wide Risk Evaluation and Mitigation Strategies (REMS) proposal for extended-release opioids. These developments could potentially delay the FDA’s decision regarding the Remoxy NDA.

In May 2010, the FDA issued a “complete response” letter requesting additional information in connection with our supplemental NDA seeking approval for Sutent for the treatment of unresectable pancreatic neuroendocrine tumors. We have provided the requested information, including an analysis of independently reviewed scans. In April 2011, the FDA Oncologic Drug Advisory Committee voted 8-2 that Sutent provides a favorable benefit-risk profile for the treatment of unresectable pancreatic neuroendocrine tumors.

In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics (Protalix), which provides us exclusive worldwide rights, except in Israel, to develop and commercialize taliglucerase alfa for the treatment of Gaucher disease. In April 2010, Protalix completed a rolling NDA with the FDA for taliglucerase alfa. Taliglucerase alfa was granted orphan drug designation in the U.S. in September 2009. In February 2011, Protalix received a “complete response” letter from the FDA for the taliglucerase alfa NDA that set forth additional requirements for approval.  Protalix is working to address these additional requirements.

In April 2010, we received a “complete response” letter from the FDA for the Genotropin Mark VII multidose disposable device submission. In August 2010, we submitted our response to address the requests and recommendations included in the FDA letter.  In April 2011, we received a second “complete response” letter from the FDA, requesting additional information. We are assessing the requests and recommendations included in the FDA’s letter.

In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. We are working to determine the next steps.

In October 2009, we received a “complete response” letter from the FDA with respect to the supplemental NDA for Geodon for the treatment of acute bipolar mania in children and adolescents aged 10 to 17 years. In October 2010, we submitted our response. In April 2010, we received a “warning letter” from the FDA with respect to the clinical trial in support of this supplemental NDA. We are working to address the issues raised in the letter. In April 2011, we received a second “complete response” letter from the FDA in which the FDA indicated that, in its view, the reliability of the data supporting the filing had not yet been demonstrated. We are working to better understand the issues raised in the letter.

Boehringer Ingelheim (BI), our alliance partner, holds the NDAs for Spiriva Handihaler and Spiriva Respimat. In September 2008, BI received a “complete response” letter from the FDA for the Spiriva Respimat submission. The FDA is seeking additional data, and we are coordinating with BI, which is working with the FDA to provide the additional information. A full response will be submitted to the FDA upon the completion of planned and ongoing studies.

In September 2007, we received an “approvable” letter from the FDA for Zmax that set forth requirements to obtain approval for the pediatric acute otitis media (AOM) indication based on pharmacokinetic data. A supplemental filing for pediatric AOM and sinusitis remains under review.

Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA’s concerns. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications after we submit our response to the “approvable” letters. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. Viviant was also approved in Japan in July 2010 for the treatment of post-menopausal osteoporosis.

In July 2007, Wyeth received an “approvable” letter from the FDA with respect to its NDA for the use of Pristiq in the treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause. The FDA requested an additional one-year study of the safety of Pristiq for this indication. This study was recently completed, and the results were provided to the FDA in December 2010.

In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing that set forth the additional requirements for approval. In April 2010, based on data from a new pharmacokinetics study, we and the FDA agreed on a Vfend dosing regimen for pediatric patients in three ongoing trials. We continue to work to determine the next steps.

Regulatory approvals and filings in the EU and Japan:
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE SUBMITTED
Revatio	Approval in the EU for pediatric PAH	May 2011	—
Celebrex	Application submitted in Japan for treatment of acute pain	—	March 2011
Xiapex	Approval in the EU for treatment of Dupuytren’s contracture	February 2011	—
Prevenar 13 Adult	Application submitted in the EU for prevention of pneumococcal disease in adults 50 years of age and older	—	December 2010
Taliglucerase alfa	Application submitted in the EU for treatment of Gaucher disease	—	November 2010
tafamidis meglumine	Application submitted in the EU for TTR-FAP	—	July 2010
Macugen	Application submitted in the EU for type II variation for treatment of diabetic macular edema	—	June 2010
ELIQUIS (formerly Apixaban)	Application submitted in the EU for prevention of venous thromboembolism	—	February 2010
Prevenar 13 Infant	Application submitted in Japan for prevention of invasive pneumococcal disease in infants and young children	—	December 2009
Toviaz	Application submitted in Japan for overactive bladder	—	September 2009

In March 2011, the European Medicine Agency's Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending that the European Commission approve ELIQUIS for the prevention of venous thromboebolic events (VTE) in adult patients who have undergone elective hip or knee-replacement surgery.

Late-stage clinical trials for additional uses and dosage forms for in-line products :
PRODUCT	INDICATION
Eraxis/Vfend Combination	Aspergillosis fungal infections
Lyrica	Epilepsy monotherapy; central neuropathic pain due to spinal cord injury; peripheral neuropathic pain; QD dosing
Revatio	Pediatric PAH
Sutent	Adjuvant renal cell carcinoma
Torisel	Renal cell carcinoma
Xiapex	Peyronie’s disease
Zithromax/chloroquine	Malaria

New drug candidates in late-stage development:
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Aprela (Bazedoxifene-conjugated estrogens)	A tissue-selective estrogen complex for the treatment of menopausal vasomotor symptoms
Axitinib	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2, & 3 for the treatment of advanced renal cell carcinoma
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
ELIQUIS (formerly Apixaban)
For the prevention and treatment of venous thromboembolism and prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with Bristol-Myers Squibb Company (BMS)

Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of aggressive Non-Hodgkin’s Lymphoma
Moxidectin	Treatment of onchocerciasis (river blindness)
Neratinib	A pan-HER inhibitor for the treatment of breast cancer
PF-0299804	A pan-HER tyrosine kinase inhibitor for the treatment of advanced non-small-cell lung cancer
Tanezumab	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)
Tofacitinib (CP-690,550)	A JAK kinase inhibitor for the treatment of rheumatoid arthritis and psoriasis

Our collaboration with Janssen AI on bapineuzumab, a potential treatment for Alzheimer’s disease, continues with four Phase 3 studies. In December 2010, Janssen AI confirmed that enrollment was complete for its two Phase 3 North American studies (301 and 302), including the biomarker sub studies. The other two Phase 3 global studies (3000 and 3001) continue to enroll. In April 2010, Johnson & Johnson announced that the two Janssen AI North American studies would be completed (last patient out) in mid-2012. We announced in May 2010 that we expect that the last patient will have completed our two global 18-month trials, including associated biomarker studies, in 2014.

In January 2011, we initiated the rolling submission of an NDA to the FDA for crizotinib (PF-02341066), an oral anaplastic lymphoma kinase (ALK) and c-MET inhibitor for the treatment of patients with advanced non-small-cell lung cancer whose tumors are ALK-positive. We look forward to acceptance of our complete submission by the FDA in the first half of 2011.

In March 2010, we and Medivation, Inc. announced that a Phase 3 trial of Dimebon (latrepiridine) did not meet its co-primary or secondary endpoints. Subsequently, we and Medivation, Inc. agreed to discontinue the CONSTELLATION and CONTACT Phase 3 trials in patients with moderate-to-severe Alzheimer’s disease. The two companies continue to investigate Dimebon's potential clinical benefit in the 12-month Phase 3 CONCERT trial in patients with mild-to-moderate Alzheimer’s disease. In December 2010, we and Medivation, Inc. announced that patient enrollment was completed on November 30, 2010, in the CONCERT study. In April 2011, we and Medivation, Inc. announced that the Phase 3 HORIZON trial in patients with Huntington’s disease did not meet its co-primary endpoints and that, as a result, development of Dimebon in Huntington’s disease will be discontinued.

The atrial fibrillation (AF) program of the investigational drug ELIQUIS consists of two trials. First, the data from the Phase 3 AVERROES trial demonstrated that ELIQUIS significantly reduced the relative risk of a composite stroke or systemic embolism by 55% without a significant increase in major bleeding, fatal bleeding or intracranial bleeding compared with aspirin in patients who were expected or demonstrated to be unsuitable for warfarin treatment. Minor bleeding, however, was increased, compared to aspirin. Second, the Phase 3 ARISTOTLE trial is investigating ELIQUIS compared with warfarin for the prevention of stroke in approximately 18,000 patients with AF. Based upon discussions with the FDA and in agreement with us, our alliance partner, BMS, expects to submit the AVERROES and ARISTOTLE studies together in the U.S., which will cover the broadest spectrum of patients in one single dossier. The ARISTOTLE trial is event driven. As such, it is not possible to predict with certainty when the results of the trial will be available. BMS expects to have top-line data from ARISTOTLE in the second quarter of 2011 and to submit in the U.S. and the EU late in the third quarter or in the fourth quarter of 2011 depending on the results of the trial.

Following requests by the FDA in 2010, we suspended worldwide the osteoarthritis, chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab. The FDA’s requests followed a small number of reports of osteoarthritis patients treated with tanezumab who experienced the worsening of osteoarthritis leading to joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations. We subsequently terminated the osteoarthritis studies of tanezumab. In December 2010, the FDA placed a clinical hold on all other anti-NGF therapies under clinical investigation in the U.S., including our study for chronic pancreatitis. Studies of tanezumab in cancer pain were allowed to continue. We continue to work to reach an understanding about the appropriate scope of continued clinical investigation of tanezumab.

Additional product-related programs are in various stages of discovery and development.

Costs and Expenses

Cost of Sales

Cost of sales decreased 12% in the first quarter of 2011, compared to the same period in 2010, primarily as a result of:

●	lower purchase accounting adjustments; and

●	lower costs as a result of our cost-reduction initiatives,

partially offset by:

●	the addition of King’s manufacturing operations in 2011, and

●	the unfavorable impact of foreign exchange of 2%.

Selling, Informational and Administrative (SI&A) Expenses

SI&A expenses increased 2% in the first quarter of 2011, compared to the same period in 2010, primarily as a result of:

●	the annual fee under the 2010 U.S. Healthcare Legislation beginning in 2011;

●	the addition of legacy King operating costs, and

●	the unfavorable impact of foreign exchange of 1%.

Research and Development (R&D) Expenses

R&D expenses decreased 6% in the first quarter of 2011, compared to the same period in 2010, which reflects:

●	savings from our cost-reduction initiatives,

partially offset by:

●	the addition of legacy King operations.

Foreign exchange had a minimal impact on R&D expenses in the first quarter of 2011.

Acquisition-Related In-Process Research and Development Charges

In the first quarter of 2010, we resolved certain contingencies and met certain milestones associated with our 2008 acquisition of CovX and recorded $74 million in Acquisition-related in-process research and development charges.

Costs Associated with Cost-Reduction Initiatives and Acquisition Activity

We often incur significant costs in connection with acquiring, restructuring and integrating acquired businesses and in connection with our global cost-reduction initiatives. For example:

●
for our cost-reduction initiatives, we typically incur costs associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

●
for our acquisition activity, we typically incur costs that can include transaction costs, integration costs (such as expenditures for consulting and systems integration) and restructuring charges, related to employees, assets and activities that will not continue in the combined company.

In the aggregate, for ongoing programs initiated since the fourth quarter of 2008, we expect to generate cost reductions, net of investments in the business, of approximately $4 billion to $5 billion by the end of 2012, at 2008 average foreign exchange rates, in comparison with the 2008 pro forma combined adjusted total costs of the legacy Pfizer and legacy Wyeth operations. (For an understanding of adjusted total costs, see the “Adjusted Income” section of this MD&A.) We achieved more than $2.0 billion of these cost savings in 2010 and are on track to meet the 2012 target.

Since 2008 we have incurred and will continue to incur costs in connection with these initiatives. We estimate that these total costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred approximately $10.1 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through April 3, 2011.

In addition, February 1, 2011, we announced a new research and productivity initiative to accelerate our strategies to improve innovation and overall productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. In connection with these actions, we currently expect to incur pre-tax charges in the range of approximately $1.7 billion to $2.4 billion. These charges, the majority of which will be incurred in 2011, are related to employees, assets and activities that will not continue as part of the restructured organization. As a result of these actions, we expect significant reductions in our annual research and development expenses, which are reflected in our 2011 financial guidance and 2012 financial targets (see the “Our Financial Guidance for 2011” and “Our Financial Targets for 2012" sections of this MD&A). We expect adjusted R&D expenses to be approximately $8.0 billion to $8.5 billion in 2011 and approximately $6.5 billion to $7.0 billion in 2012. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

At the end of the first quarter of 2011, the workforce totaled approximately 112,400, an increase of 1,800 from December 31, 2010 which reflects the addition of 2,500 colleagues from King.

We incurred the following costs in connection with our cost-reduction initiatives and acquisition activity, such as King (acquired in 2011) and Wyeth (acquired in 2009):

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010

Transaction costs(a)	$10	$9
Integration costs(b)	179	208
Restructuring charges(c):
Employee termination costs	667	458
Asset impairments	25	6
Other	13	25
Restructuring charges and certain acquisition-related costs	894	706
Additional depreciation––asset restructuring(d):
Cost of sales	172	13
Selling, informational and administrative expenses	7	60
Research and development expenses	64	20
Total additional depreciation––asset restructuring	243	93
Implementation costs(e)
Research and development expenses	10	––
Total implementation costs	10	––
Total costs associated with cost-reduction initiatives and acquisition activity	$1,147	$799
(a)	Transaction costs represent external costs directly related to business combinations and primarily include expenditures for banking, legal, accounting and other similar services.
(b)	Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and systems integration.
(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through April 3, 2011, Employee termination costs represent the expected reduction of the workforce by approximately 53,500 employees, mainly in manufacturing, sales and research, of which approximately 37,900 employees have been terminated as of April 3, 2011. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities. These restructuring charges in 2011 are associated with the following: Primary Care operating segment ($46 million), Specialty Care and Oncology operating segment ($35 million), Established Products and Emerging Markets operating segment ($3 million), Animal Health and Consumer Healthcare operating segment ($10 million), Nutrition operating segment ($2 million), Worldwide Research and Development ($422 million) and Corporate ($187 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions related to acquisitions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction initiatives.

The components of restructuring charges associated with all of our cost-reduction initiatives and acquisition activity follow:

	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2011	Through April 3, 2011(a)	As of April 3, 2011(b)

Employee termination costs	$9,478	$7,160	$2,318
Asset impairments	2,333	2,333	––
Other	914	822	92
Total restructuring charges	$12,725	$10,315	$2,410
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($700 million).

Other (Income)/Deductions––Net

Other deductions––net changed unfavorably by $415 million in the first quarter of 2011, compared to the same period in 2010, which primarily reflects:

●
higher charges for legal matters of $364 million, primarily as the result of a $472 million charge related to hormone-replacement therapy litigation (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 14. Legal Proceedings and Contingencies and Part II––Other Information; Item 1. Legal Proceedings, of this Form 10Q); and

●	higher asset impairment charges of $157 million related to an IPR&D compound acquired as part of our acquisition of Wyeth,

partially offset by:

●	lower net interest expense of $57 million; and

●	higher royalty-related income.

Provision for Taxes on Income

Our effective tax rate for continuing operations was 28.7% for the first quarter of 2011, compared to 36.0% for the first quarter of 2010. The lower tax rate for the first quarter of 2011 is primarily the result of:

●	the extension of the U.S. research and development credit, which was signed into law on December 17, 2010;

●	the change in the jurisdictional mix of earnings; and

●	the tax impact of the charges incurred for certain legal matters (see Notes to Condensed Consolidated Financial Statements—Note 14. Legal Proceedings and Contingencies).

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

●
senior management’s annual compensation is derived, in part, using this Adjusted income measure. Adjusted income is one of the performance metrics utilized in the determination of bonuses under the Pfizer Inc. Executive Annual Incentive Plan that is designed to limit the bonuses payable to the Executive Leadership Team (ELT) for purposes of Internal Revenue Code Section 162(m). Subject to the Section 162(m) limitation, the bonuses are funded from a pool based on the achievement of three financial metrics, including adjusted diluted earnings per share, which is derived from Adjusted income. Beginning in 2011, this metric which is derived from Adjusted income will account for 40% of the bonus pool made available to ELT members and other members of senior management and will constitute a factor in determining each of these individual’s bonus.

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

Purchase Accounting Adjustments
Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets acquired from Pharmacia, Wyeth and King, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt and charges for purchased IPR&D. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase accounting adjustments associated with a business combination, such as the amortization of intangibles acquired as part of our acquisition of King in 2011, Wyeth in 2009 and Pharmacia in 2003, can occur through 20 or more years, but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs previously have been expensed.

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

Discontinued Operations
Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the sale of such operations. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them.

Certain Significant Items
Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; net interest expense incurred through the consummation date of the acquisition of Wyeth on acquisition-related borrowings made prior to that date; or possible charges related to legal matters, such as certain of those discussed in Notes to Consolidated Financial Statements—Note 19. Legal Proceedings and Contingencies, in Legal Proceedings in our 2010 Annual Report on Form 10-K and in Part II––Other Information; Item 1. Legal Proceedings in our Quarterly Reports on Form 10-Q filings. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP and Adjusted income follows:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010	% Incr./ (Decr.)
Reported net income attributable to Pfizer Inc.	$2,222	$2,026	10
Purchase accounting adjustments––net of tax	1,343	2,127	(37)
Acquisition-related costs––net of tax	456	573	(20)
Discontinued operations––net of tax	(10)	(21)	52
Certain significant items––net of tax	797	157	*
Adjusted income(a)	$4,808	$4,862	(1)
(a)
The effective tax rate on Adjusted income was 27.9% in the first quarter of 2011, compared with 30.1% in the first quarter of 2010. The decrease in the effective tax rate on Adjusted income was primarily due to the extension of the U.S. research and development credit that was signed into law in December 2010, as well as a change in the jurisdictional mix of earnings during the first quarter of 2011.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

A reconciliation between Reported diluted EPS, as reported under U.S. GAAP, and Adjusted diluted EPS follows:

	Three Months Ended
	April 3, 2011	April 4, 2010	% Incr./ (Decr.)
Earnings per common share––diluted:
Reported net income attributable to Pfizer Inc. common shareholders	$0.28	$0.25	12
Purchase accounting adjustments––net of tax	0.17	0.26	(35)
Acquisition-related costs––net of tax	0.05	0.07	(29)
Discontinued operations––net of tax	—	—	—
Certain significant items––net of tax	0.10	0.02	*
Adjusted net income attributable to Pfizer Inc. common shareholders	$0.60	$0.60	—
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010
Purchase accounting adjustments:
Amortization, depreciation and other(a)	$1,354	$1,415
Cost of sales, primarily related to fair value adjustments of acquired inventory	431	1,350
In-process research and development charges(b)	—	74
Total purchase accounting adjustments, pre-tax	1,785	2,839
Income taxes	(442)	(712)
Total purchase accounting adjustments––net of tax	1,343	2,127
Acquisition-related costs:
Transaction costs(c)	10	9
Integration costs(c)	179	208
Restructuring charges(c)	203	489
Additional depreciation––asset restructuring(d)	183	93
Total acquisition-related costs, pre-tax	575	799
Income taxes	(119)	(226)
Total acquisition-related costs––net of tax	456	573
Discontinued operations:
Income from operations––net of tax	(10)	(19)
Gain on sale of discontinued operations	—	(2)
Total discontinued operations––net of tax	(10)	(21)
Certain significant items:
Restructuring charges––R&D productivity initiative(e)	502	—
Implementation costs and additional depreciation––asset restructuring––R&D productivity initiative(f)	70	—
Certain legal matters(g)	472	142
Certain asset impairment charges(g)	157	—
Other	7	41
Total certain significant items, pre-tax	1,208	183
Income taxes	(411)	(26)
Total certain significant items––net of tax	797	157
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$2,586	$2,836
(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges.
(c)	Included in Restructuring charges and certain acquisition-related costs.
(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. For the first quarter of 2011, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($7 million), and Research and development expenses ($4 million). For the first quarter of 2010, included in Cost of sales ($13 million), Selling, informational and administrative expenses ($60 million), and Research and development expenses ($20 million).

(e)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 5.Costs Associated with Cost-Reduction Initiatives and Acquisition Activity).

(f)	For the first quarter of 2011, included in Research and development expenses.
(g)	Included in Other deductions––net.

ANALYSIS OF OUR CONDENSED CONSOLIDATED BALANCE SHEETS

Virtually all of our asset and liability accounts as of April 3, 2011 include assets acquired and liabilities assumed from King (see Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of King Pharmaceuticals, Inc.) and reflect increases due to the impact of foreign exchange.

For information about certain of our financial assets and liabilities, including cash and cash equivalents, short-term investments, short-term loans, long-term investments and loans, short-term borrowings, including current portion of long-term debt, and long-term debt, see “Financial Condition, Liquidity and Capital Resources” below.

Other current liabilities also increased as a result of the charge for hormone-replacement therapy litigation (see Notes to Condensed Consolidated Financial Statements—Note 6. Other (Income)/Deductions––Net, Note 14.Legal Proceedings and Contingencies and Part II––Other Information; Item 1. Legal Proceedings of this Form 10-Q).

ANALYSIS OF OUR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(millions of dollars)	April 3, 2011	April 4, 2010	Incr./ (Decr.)

Cash provided by (used in) operating activities	$4,642	$(6,360)	11,002
Cash provided by investing activities	725	9,394	(8,669)
Cash used in financing activities	(6,404)	(3,211)	(3,193)

Operating Activities

During the first quarter of 2011, net cash provided by operating activities was $4.6 billion, compared to net cash used of $6.4 billion in the same period of 2010. The change in operating cash flows was primarily attributable to:

●
the non-recurrence of income tax payments made in the first quarter of 2010 of approximately $10.5 billion, associated with certain business decisions executed to finance the Wyeth acquisition, including the decision to repatriate certain funds earned outside the U.S.; and

●	the timing of receipts and payments in the ordinary course of business.

In 2010, the cash flow line item called Other changes in assets and liabilities, net of acquisitions and divestitures reflects the $10.5 billion tax payment described above.

Investing Activities

Our net cash provided by investing activities was $725 million in the first quarter of 2011, compared to $9.4 billion in the same period in 2010. The decrease in cash provided by investing activities was primarily attributable to:

●
net proceeds from redemption and sales of investments of $4.0 billion in the first quarter of 2011, which were used to finance our acquisition of King, compared to net proceeds from redemption and sales of investments of $9.5 billion in the first quarter of 2010, which were used for income tax payments in the first quarter of 2010, and

●	cash paid of $3.2 billion, net of cash acquired, for our acquisition of King in the first quarter of 2011.

Financing Activities

Our net cash used in financing activities was $6.4 billion in the first quarter of 2011, compared to $3.2 billion in the same period in 2010. The increase in net cash used in financing activities was primarily attributable to:

●	net repayments of borrowings of $3.4 billion in the first quarter of 2011, compared to net repayments of borrowings of $1.8 billion in the first quarter of 2010;

●	purchases of common stock of $1.4 billion in the first quarter of 2011, compared to no purchases in the first quarter of 2010; and

●	dividend payments of $1.6 billion in the first quarter of 2011, compared to $1.4 billion in the first quarter of 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Liabilities, as shown below:

(millions of dollars)	April 3, 2011	Dec. 31, 2010
Financial assets:
Cash and cash equivalents	$730	$1,735
Short-term investments	23,279	26,277
Short-term loans	406	467
Long-term investments and loans	9,811	9,747
Total financial assets	$34,226	$38,226
Debt:
Short-term borrowings, including current portion of long-term debt	$6,093	$5,603
Long-term debt	35,308	38,410
Total debt	$41,401	$44,013
Net financial liabilities	$(7,175)	$(5,787)

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, including the impact on cash flows of the anticipated cost savings from our cost-reduction initiatives, as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

●	the working capital requirements of our operations, including our research and development activities;

●	investments in our business;

●	dividend payments and potential increases in the dividend rate;

●	share repurchases, including our plan to repurchase between approximately $5 billion and $7 billion of our common stock in 2011;

●	the cash requirements associated with our productivity/cost-reduction initiatives;

●	paying down outstanding debt;

●	contributions to our pension and postretirement plans; and

●	business-development activities.

Our long-term debt is rated high quality by both Standard & Poor’s and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities. Our short-term and long-term loans are due from companies with highly rated securities (Standard & Poor’s ratings of mostly AA or better).

Debt Capacity
We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of April 3, 2011, we had access to $9.4 billion of lines of credit, of which $2.3 billion expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2013, may be used to support our commercial paper borrowings.

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:
(millions of dollars, except ratios and per common share data)	April 3, 2011	Dec. 31, 2010

Cash and cash equivalents and short-term investments and loans(a)	$24,415	$28,479

Working capital(b)	$29,073	$32,377

Ratio of current assets to current liabilities	2.00:1	2.13:1

Shareholders’ equity per common share(c)	$11.33	$10.96
(a)
See Notes to Condensed Consolidated Financial Statements––Note 9B. Financial Instruments: Investments in Debt and Equity Securities for a description of assets held, and also see Note 9E. Financial Instruments: Credit Risk for a description of credit risk related to our financial instruments held.

(b)
Working capital includes assets of discontinued operations and other assets held for sale of $1.4 billion as of April 3, 2011 and December 31, 2010. Working capital also includes liabilities of discontinued operations of $182 million as of April 3, 2011and $151 million as of December 31, 2010.

(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

The decrease in cash and cash equivalents and short-term investments and loans, as of April 3, 2011, compared to December 31, 2010, was primarily due to the use of cash and proceeds of short-term investments to fund our acquisition of King in the first quarter of 2011. The change in working capital and the ratio of current assets to current liabilities was due to the timing of accruals, cash receipts and payments in the ordinary course of business. We are monitoring developments regarding government receivables in several European markets. Where necessary, we will continue to adjust our allowance for doubtful accounts.

We plan to fund our acquisition of Ferrosan’s consumer healthcare business, which we expect to close in the third quarter of 2011, with available cash and the proceeds from short-term investments. For additional information on this transaction, see the “Our Business Development Initiatives” section of this MD&A.

During 2011, we expect to contribute from our general assets a total of $454 million to our international pension plans, $406 million to our U.S. qualified pension plans, $252 million to our postretirement plans and $155 million to our U.S. supplemental (non-qualified) pension plans. Contributions expected to be made for 2011 are inclusive of amounts contributed during the first quarter of 2011 (see Notes to Condensed Consolidated Financial Statements––Note 12. Pension and Postretirement Benefit Plans).

Share Purchase Plans

On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan (the “2008 Stock Purchase Plan”), to be funded by operating cash flows that may be utilized from time to time. In total under the 2005 and 2008 Stock Purchase Plans, through April 3, 2011, we have purchased approximately 845 million shares for approximately $20.9 billion. We purchased approximately 73.5 million shares, or approximately $1.4 billion, of our common stock in the first quarter of 2011 under the 2008 Stock Purchase Plan. We did not purchase any shares of our common stock in the first quarter of 2010. Through April 30, 2011, we purchased a total of approximately $2.2 billion, or approximately 110.5 million shares this year under the 2008 Stock Purchase Plan.

On February 1, 2011 we announced that the Board of Directors authorized a new $5 billion share-repurchase plan, which, together with the balance remaining under the 2008 Stock Purchase Plan, increased our total authorization to $9 billion; after giving effect to purchases through April 30, 2011, the remaining authorization is approximately $6.8 billion. During 2011, we anticipate purchasing between $5 billion and $7 billion of our common stock inclusive of shares purchased to date this year, with the remaining authorized amount available in 2012 and beyond. It is anticipated that any purchases in excess of $5 billion during 2011 would be funded with all or a portion of the proceeds of the sale of Capsugel, assuming the closing of such sale in 2011. For additional information regarding the pending sale of Capsugel, see the “Our Business Development Initiatives” section of this MD&A.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 3, 2011, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In April 2011, our Board of Directors declared a dividend of $0.20 per share, payable June 7, 2011, to shareholders of record at the close of business on May 13, 2011.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 2. Adoption of New Accounting Policies.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective” and other words and terms of similar meaning or by using future dates in connection with any discussion of future operating or financial performance, business plans and prospects, in-line products and product candidates, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, share-repurchase and dividend-rate plans, and financial results, including, in particular, the financial guidance and targets and anticipated cost savings set forth in the “Our Financial Guidance for 2011,” “Our Financial Targets for 2012” and “Costs Associated with Cost-Reduction Initiatives and Acquisition Activity” sections of this MD&A. Among the factors that could cause actual results to differ materially from past and projected future results are the following:

●
Success of research and development activities including, without limitation, the ability to meet anticipated clinical trial completion dates, regulatory submission and approval dates, and launch dates for product candidates;

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

●
Competitive developments, including the impact on our competitive position of new product entrants, in-line branded products, generic products, private label products and product candidates that treat diseases and conditions similar to those treated by our in-line drug and drug candidates;

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

●
Impact of U.S. healthcare legislation enacted in 2010—the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act––and of any modification, repeal or invalidation of any of the provisions thereof;

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

●	Legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access;

●	Contingencies related to actual or alleged environmental contamination;

●	Claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

●	Significant breakdown, infiltration, or interruption of our information technology systems and infrastructure;

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

●
Governmental laws and regulations affecting domestic and foreign operations including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside of the U.S. that result from the enactment in August 2010 of the Education Jobs and Medicaid Assistance Act of 2010 and that may result from pending and possible future proposals;

●	Changes in U.S. generally accepted accounting principles;

●
Uncertainties related to general economic, political, business, industry, regulatory and market conditions, including, without limitation, uncertainties related to the impact on us, our lenders, our customers, our suppliers and counterparties to our foreign-exchange and interest-rate agreements of challenging  global economic conditions and recent and possible future changes in global financial markets;

●	Any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas;

●	Growth in costs and expenses;

●	Changes in our product, segment and geographic mix;

●	Our ability and the ability of Kohlberg Kravis Roberts & Co. L.P. (KKR) to satisfy the conditions to closing our sale of Capsugel to KKR; and

●
Impact of acquisitions, divestitures, restructurings, product recalls and withdrawals and other unusual items, including (i) our ability to successfully implement our plans, announced on February 1, 2011, regarding the Company’s research and development function, including the planned exit from the Company’s Sandwich, U.K. site, subject to works council and union consultations; (ii) our ability to realize the projected benefits of our acquisitions of Wyeth and King; (iii) our ability to realize projected benefits of our cost-reduction initiatives, including those related to the Wyeth integration and to our research and development function; and (iv) the impact of any strategic actions that we may take following the completion of our current review of our business portfolio.

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

Our 2010 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We record accruals for income tax contingencies to the extent that we conclude that a tax position is not sustainable under a “more likely than not” standard and we record our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction when we conclude that the potential recovery is more likely than not. We also evaluate tax matters that are sustainable under the “more-likely-than-not” standard in determining our accruals for income tax contingencies. We record accruals for all other contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable, and we record anticipated recoveries under existing insurance contracts when assured of recovery. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, we accrue that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. These assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. Our assessments are based on estimates and assumptions that have been deemed reasonable by management. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2010 Financial Report, which is filed as exhibit 13 to our 2010 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Note 19 to the consolidated financial statements included in our 2010 Financial Report, which is incorporated by reference in Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our 2010 Financial Report. Unless otherwise indicated, all proceedings discussed in our 2010 Financial Report remain outstanding. Reference also is made to the Legal Proceedings and Contingencies section in Part I, Item 2, of this Form 10-Q.

Patent Matters

Avinza (Morphine sulfate)

King Pharmaceuticals, Inc. (King) and Elan Pharma International LTD (EPI) brought patent-infringement actions in the U.S. District Court for the District of New Jersey against Actavis, Inc. (Actavis) in 2007 and 2009 and against Sandoz, Inc. (Sandoz) in 2009 as the result of their abbreviated new drug applications with the FDA seeking approval to market generic versions of Avinza. Actavis and Sandoz are challenging a formulation patent for Avinza, which is owned by EPI, that expires in 2017.  The trial in the action against Actavis was held in March 2011, and the parties are awaiting the court’s decision.

EpiPen

King brought patent-infringement actions against Sandoz in the U.S District Court for the District of New Jersey in 2010 and against Teva Pharmaceutical Industries Ltd. (Teva) and Intelliject, Inc. (Intelliject) in the U.S. District Court for the District of Delaware in 2009 and 2011, respectively, as the result of their abbreviated new drug applications with the FDA seeking approval to market epinephrine injectable products. The two actions in Delaware subsequently were consolidated. Sandoz, Teva and Intelliject are challenging two patents, which expire in 2025, covering the next generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Product Litigation

Asbestos

As previously reported, in September 2004, Quigley Company, Inc. (Quigley), a wholly owned subsidiary, filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Bankruptcy Court held a confirmation hearing with respect to Quigley’s amended plan of reorganization that concluded in December 2009. In September 2010, the Bankruptcy Court declined to confirm the amended reorganization plan. Pfizer recorded additional pre-tax charges for this matter of approximately $1.3 billion in 2010.

In March 2011, Pfizer entered into a settlement agreement with a committee (the Ad Hoc Committee) representing approximately 40,000 claimants in the Quigley bankruptcy proceeding (the Ad Hoc Committee claimants). The principal provisions of the settlement agreement provide for a settlement payment in two installments and other consideration, as follows:

●
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a first installment of $500 million upon receipt by Pfizer of releases of all asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding $500 million in the aggregate of claims;

●
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a second installment of $300 million upon Pfizer’s receipt of releases of all asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding an additional $300 million in the aggregate of claims following the earlier of the effective date of a revised plan of reorganization and April 6, 2013;

●	the payment of the Ad Hoc Committee’s legal fees and expenses incurred in this matter up to a maximum of $19 million; and
●
the procurement by Pfizer of insurance for the benefit of certain Ad Hoc Committee claimants to the extent such claimants with non-malignant diseases have a future disease progression to a malignant disease.

Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court on April 6, 2011. Under the revised plan, we expect to contribute an additional amount to the Trust provided for in the plan (the Trust), if and when the Bankruptcy Court confirms the plan, of cash and non-cash assets with a value in excess of $550 million. The Bankruptcy Court must find that the revised plan meets the requisite standards of the U.S. Bankruptcy Code before it confirms the plan. There is no assurance that the plan will be confirmed by the court.

If approved by claimants, confirmed by the Bankruptcy Court and upheld upon any appeal, the revised reorganization plan will result in a permanent injunction directing all remaining pending claims as well as any future claims alleging personal injury from exposure to Quigley products to the Trust.

Hormone-Replacement Therapy

As previously reported, Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury or economic loss related to the use or purchase of certain estrogen and progestin medications primarily prescribed for women to treat the symptoms of menopause.

As previously reported, the hormone-replacement litigation against Pfizer and its affiliated companies includes a few purported statewide class actions. In March 2011, in an action against Wyeth seeking the refund of the purchase price paid for Wyeth’s hormone-replacement therapy products by individuals in the State of California during the period from January 1995 to January 2003, the U.S. District Court for the Southern District of California certified a class consisting of all individual purchasers of such products in California who actually heard or read Wyeth’s alleged misrepresentations regarding such products. This is the only hormone-replacement therapy action to date against Pfizer and its affiliated companies in which a class has been certified.

Pfizer and its affiliated companies have prevailed in many of the hormone-replacement therapy actions that have been resolved to date, whether by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment notwithstanding the verdict; a number of these cases have been appealed by the plaintiffs. Certain other hormone-replacement therapy actions have resulted in verdicts for the plaintiffs and have included the award of compensatory and, in some instances, punitive damages; each of these cases has been appealed by Pfizer and/or its affiliated companies. The decisions in a few of the cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been upheld by the appellate courts, while several other cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been remanded by the appellate courts to their respective trial courts for further proceedings. Trials of additional hormone-replacement therapy actions are scheduled for 2011.

In addition, as of March 31, 2011, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately one-third of the hormone-replacement therapy actions pending against us and our affiliated companies. We have recorded aggregate charges with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of $172 million in the first quarter of 2011 and $300 million in previous quarters. In addition, we have recorded a charge of $300 million in the first quarter of 2011 that provides for the minimum expected costs to resolve all of the other outstanding hormone-replacement therapy actions against Pfizer and its affiliated companies, consistent with our current ability to quantify such future costs. The foregoing charges are estimates and, given the uncertainties inherent in product liability litigation, additional charges may be required in the future.

Various Drugs: Off-Label Promotion Shareholder Derivative Actions

As previously reported, beginning in 2009, a number of shareholder derivative actions were filed against certain of our current and former officers and directors in connection with the Company’s promotion of certain drugs. In November 2009, the federal cases were consolidated in the U.S. District Court for the Southern District of New York (In re Pfizer Inc. Shareholder Derivative Litigation). In December 2010, the court in the consolidated federal action granted preliminary approval of a settlement agreement among the parties, the principal terms of which were disclosed in Pfizer’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In April 2011, the court granted final approval of the settlement agreement on those same terms.

Neurontin

In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation) that consolidates three actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 and who also purchased generic gabapentin after it became available.  The complaints allege that Pfizer and Warner-Lambert engaged in anticompetitive conduct in violation of the Sherman Act that included, among other things, submitting applications for listing in the Orange Book and prosecuting and enforcing certain patents relating to Neurontin, as well as engaging in off-label marketing of Neurontin.  Plaintiffs seek compensatory damages, which may be subject to trebling.

Commercial and Other Matters

Acquisition of King Pharmaceuticals, Inc.

As previously reported, in October 2010, several purported class action complaints were filed in federal and state court in Tennessee by shareholders of King challenging Pfizer’s acquisition of King. King and the individuals who served as the members of King’s Board of Directors at the time of the execution of the merger agreement  are named as defendants in all of these actions. Pfizer and Parker Tennessee Corp., a subsidiary of Pfizer, also are named as defendants in most of these actions.

In November 2010, all of the actions filed in state court were consolidated in the Chancery Court for Sullivan County, Tennessee Second Judicial District, at Bristol. The parties to the consolidated state court action have reached an agreement in principle to resolve that action as a result of certain disclosures regarding the transaction made by King in its amended Schedule 14D-9 recommendation statement for the tender offer dated January 21, 2011. The proposed settlement is subject to, among other things, court approval.

In April 2011, the plaintiff in the federal action filed a motion to dismiss that action as moot.

Pharmacia Cash Balance Pension Plan

As previously reported, in 2006, several current and former employees of Pharmacia Corporation filed a purported class action in the U.S. District Court for the Southern District of Illinois against the Pharmacia Cash Balance Pension Plan (the Plan), Pharmacia Corporation, Pharmacia & Upjohn Company and Pfizer Inc.  Plaintiffs claimed that the Plan violates the age-discrimination provisions of the Employee Retirement Income Security Act of 1974 by providing certain credits to certain participants only to age 55. In June 2009, the court granted our motion for summary judgment and dismissed the claims against the Plan, Pfizer Inc. and the two Pfizer subsidiaries. In July 2010, the Seventh Circuit affirmed the District Court’s dismissal of the claims. In March 2011, the U.S. Supreme Court denied the plaintiffs’ petition for certiorari, declining to hear an appeal of the Seventh Circuit’s decision.

Environmental Matter

In February 2011, King received notice from the U.S. Department of Justice (DOJ) advising that the U.S. Environmental Protection Agency has requested that DOJ initiate enforcement action seeking injunctive relief and penalties against King for alleged non-compliance with certain provisions of the federal Clean Air Act at its Bristol, Tennessee manufacturing facility.  King has executed a tolling agreement with the DOJ in order to facilitate the possible resolution of this matter.

Tax Matters

The United States is one of our major tax jurisdictions.  The U.S. Internal Revenue Service (IRS) is currently auditing the 2006, 2007 and 2008 tax years for Pfizer Inc.  The 2009 through 2011 tax years are not yet under audit.  The tax years 2002 – 2005 are settled with the IRS.  All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations.

With respect to Wyeth, during the first quarter of 2011, we reached a settlement with the IRS regarding the audits for the tax years 2002 through 2005.  The settlement resulted in an income tax benefit to Pfizer of approximately $80 million for income tax and interest.  Tax years 2006 through the Wyeth acquisition date (October 15, 2009) are not yet under audit.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2011), Japan (2006-2011), Europe (1997-2011, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany) and Puerto Rico (2003-2011).

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2010 Annual Report on Form 10-K, which section is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the fiscal first quarter of 2011:

Issuer’s Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2011, through January 30, 2011	63,936	$18.05	––	4,034,050,592
January 31, 2011, through February 27, 2011	21,872,589	$19.04	20,990,385	8,634,053,835
February 28, 2011, through April 3, 2011	55,612,894	$19.60	52,485,700	7,604,136,549
Total	77,549,419	$19.44	73,476,085
(a)
On January 23, 2008, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the 2008 Stock Purchase Plan) to be utilized from time to time. On February 1, 2011, we announced that the Board of Directors had authorized a new $5 billion share-repurchase plan which, together with the balance remaining under the 2008 Stock Purchase Plan, increased our total authorization to $9 billion.

(b)
In addition to purchases under the 2008 Stock Repurchase Plan, these columns reflect the following transactions during the fiscal first quarter of 2011: (i) the surrender to Pfizer of 3,790,560 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, and (ii) the surrender to Pfizer of 282,774 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees.

Item 3. Defaults Upon Senior Securities
None

Item 5. Other Information
None

Item 6. Exhibits

1) Exhibit 10.1		Offer letter to G. Mikael Dolsten dated April 6, 2009
2) Exhibit 10.2		Offer letter to Geno J. Germano dated April 6, 2009
3) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges
4) Exhibit 15	-	Accountants’ Acknowledgement
5) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
6) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
7) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
8) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Pfizer Inc.
(Registrant)

Dated: May 12, 2011	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)