Form 10-Q
period 2011-07-03
PFIZER INC
filed 2011-08-11
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

YES                                      NO     X

At August 8, 2011, 7,802,126,616 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
July 3, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Revenues	$16,984	$17,132	$33,486	$33,708

Costs and expenses:
Cost of sales(a)	3,805	3,684	7,498	7,886
Selling, informational and administrative expenses(a)	4,973	4,774	9,476	9,177
Research and development expenses(a)	2,237	2,181	4,328	4,402
Amortization of intangible assets	1,395	1,407	2,771	2,816
Acquisition-related in-process research and development charges	––	––	––	74
Restructuring charges and certain acquisition-related costs	479	885	1,373	1,591
Other deductions––net	413	275	1,240	687

Income from continuing operations before provision for taxes on income	3,682	3,926	6,800	7,075

Provision for taxes on income	1,094	1,472	1,988	2,607

Income from continuing operations	2,588	2,454	4,812	4,468

Discontinued operations:
Income from operations––net of tax	30	31	40	50
Gain on sale of discontinued operations––net of tax	––	––	––	2
Discontinued operations––net of tax	30	31	40	52

Net income before allocation to noncontrolling interests	2,618	2,485	4,852	4,520

Less: Net income attributable to noncontrolling interests	8	10	20	19

Net income attributable to Pfizer Inc.	$2,610	$2,475	$4,832	$4,501

Earnings per share––basic: (b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.30	$0.60	$0.55
Discontinued operations––net of tax	––	––	0.01	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.31	$0.61	$0.56

Earnings per share––diluted: (b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.30	$0.60	$0.55
Discontinued operations––net of tax	––	––	0.01	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.31	$0.61	$0.56

Weighted-average shares used to calculate earnings per common share:
Basic	7,875	8,046	7,929	8,053
Diluted	7,935	8,072	7,980	8,085

Cash dividends paid per common share	$0.20	$0.18	$0.40	$0.36
(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 11B. Goodwill and Other Intangible Assets: Other Intangible Assets.
(b)	EPS amounts may not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	July 3, 2011	Dec. 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$3,096	$1,735
Short-term investments	22,388	26,277
Accounts receivable, less allowance for doubtful accounts	15,192	14,426
Short-term loans	462	467
Inventories	8,597	8,275
Taxes and other current assets	9,271	8,394
Assets of discontinued operations and other assets held for sale	1,478	1,439
Total current assets	60,484	61,013
Long-term investments and loans	10,207	9,747
Property, plant and equipment, less accumulated depreciation	18,281	18,645
Goodwill	45,107	43,928
Identifiable intangible assets, less accumulated amortization	57,059	57,555
Taxes and other noncurrent assets	4,761	4,126
Total assets	$195,899	$195,014

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$5,988	$5,603
Accounts payable	3,698	3,994
Dividends payable	1,637	1,601
Income taxes payable	1,849	951
Accrued compensation and related items	1,815	2,080
Other current liabilities	15,303	14,256
Liabilities of discontinued operations	181	151
Total current liabilities	30,471	28,636

Long-term debt	35,723	38,410
Pension benefit obligations	5,852	6,194
Postretirement benefit obligations	3,057	3,035
Noncurrent deferred tax liabilities	20,072	18,628
Other taxes payable	6,829	6,245
Other noncurrent liabilities	4,932	5,601
Total liabilities	106,936	106,749

Preferred stock	47	52
Common stock	445	444
Additional paid-in capital	71,095	70,760
Employee benefit trusts	(3)	(7)
Treasury stock	(26,471)	(22,712)
Retained earnings	44,320	42,716
Accumulated other comprehensive loss	(952)	(3,440)
Total Pfizer Inc. shareholders’ equity	88,481	87,813
Equity attributable to noncontrolling interests	482	452
Total shareholders’ equity	88,963	88,265
Total liabilities and shareholders’ equity	$195,899	$195,014

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010

Operating Activities:
Net income before allocation to noncontrolling interests	$4,852	$4,520
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by/(used in) operating activities:
Depreciation and amortization	4,409	4,264
Share-based compensation expense	244	243
Asset write-offs and impairment charges	573	833
Acquisition-related in-process research and development charges	––	74
Deferred taxes from continuing operations	505	1,610
Other non-cash adjustments	34	(92)
Benefit plan contributions (in excess of)/less than expense	(264)	234
Other changes in assets and liabilities, net of acquisitions and divestitures	187	(13,173)

Net cash provided by/(used in) operating activities	10,540	(1,487)

Investing Activities:
Purchases of property, plant and equipment	(608)	(678)
Purchases of short-term investments	(6,559)	(3,531)
Proceeds from redemptions and sales of short-term investments––net	12,837	11,048
Purchases of long-term investments	(3,193)	(1,481)
Proceeds from redemptions and sales of long-term investments	1,572	3,156
Acquisitions, net of cash acquired	(3,169)	––
Other investing activities	206	519

Net cash provided by investing activities	1,086	9,033

Financing Activities:
Increase in short-term borrowings	4,868	3,169
Principal payments on short-term borrowings––net	(4,935)	(7,321)
Principal payments on long-term debt	(3,481)	(2)
Purchases of common stock	(3,679)	(500)
Cash dividends paid	(3,159)	(2,995)
Other financing activities	64	77

Net cash used in financing activities	(10,322)	(7,572)
Effect of exchange-rate changes on cash and cash equivalents	57	(75)
Net increase/(decrease) in cash and cash equivalents	1,361	(101)
Cash and cash equivalents at beginning of period	1,735	1,978

Cash and cash equivalents at end of period	$3,096	$1,877

Supplemental Cash Flow Information: Cash paid during the period for:
Income taxes	$737	$11,311
Interest	1,337	1,342

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and six-month periods ended May 29, 2011, and May 30, 2010. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, primarily related to discontinued operations (see Note 4. Discontinued Operations) and segment reporting (see Note 15. Segment, Product and Geographic Area Information).

On January 31, 2011, we completed the tender offer for all of the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash (for additional information, see Note 3. Acquisition of King Pharmaceuticals, Inc). Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. Therefore, in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the six months ended July 3, 2011 reflect approximately five months of King’s U.S. operations and approximately four months of King’s international operations.

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

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(millions of dollars)	Amounts Recognized as of Acquisition Date (Provisional)

Working capital, excluding inventories	$190
Inventories	338
Property, plant and equipment	413
Identifiable intangible assets, excluding in-process research and development	1,781
In-process research and development	301
Net tax accounts	(373)
All other long-term assets and liabilities, net	114
Total identifiable net assets	2,764
Goodwill	791
Net assets acquired/total consideration transferred	$3,555

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

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

●
Amounts for intangibles, inventory and property, plant and equipment (PP&E), pending finalization of valuation efforts for acquired intangible assets and inventory and the confirmation of the physical existence and condition of certain inventory and PP&E assets.

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

The following table presents information for King that is included in Pfizer’s condensed consolidated statement of income from the acquisition date, January 31, 2011, through Pfizer’s second-quarter 2011 domestic and international quarter-ends:
(millions of dollars)	King’s Operations Included in Pfizer’s Second-Quarter 2011 Results	King’s Operations Included in Pfizer’s Six-Month 2011 Results

Revenues	$357	$581
Loss from continuing operations attributable to Pfizer Inc. common shareholders(a)	(5)	(74)
(a)
Includes purchase accounting adjustments related to the fair value adjustments for acquisition-date inventory estimated to have been sold ($61 million pre-tax in the second quarter of 2011 and $119 million pre-tax in the first six months of 2011), amortization of identifiable intangible assets acquired from King ($43 million pre-tax in the second quarter of 2011 and $71 million pre-tax in the first six months of 2011) and restructuring and integration costs ($63 million pre-tax in the second quarter of 2011 and $159 million pre-tax in the first six months of 2011).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents supplemental pro forma information as if the acquisition of King had occurred on January 1, 2010:
	Pro Forma Consolidated Results
	Three Months Ended	Six Months Ended
(millions of dollars, except per share data)	July 4, 2010	July 3, 2011	July 4, 2010

Revenues	$17,465	$33,595	$34,414
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,408	5,008	4,314
Diluted earnings per share attributable to Pfizer Inc. common shareholders	0.30	0.63	0.53

The unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect the historical financial information of Pfizer and King, adjusted for the following pre-tax amounts:

●
Elimination of King’s historical intangible asset amortization expense (approximately $38 million in the second quarter of 2010, $6 million in the first six months of 2011 and $79 million in the first six months of 2010).

●
Additional amortization expense (approximately $43 million in the second quarter of 2010 and $86 million in the first six months of 2010) related to the fair value of identifiable intangible assets acquired.

●
Additional depreciation expense (approximately $9 million in the second quarter of 2010, $3 million in the first six months of 2011 and $17 million in the first six months of 2010) related to the fair value adjustment to property, plant and equipment acquired.

●
Adjustment related to the fair value adjustments to acquisition-date inventory estimated to have been sold (addition of $61 million charge in the second quarter of 2010, elimination of $119 million charge in the first six months of 2011 and addition of $119 million charge in the first six months of 2010).

●
Adjustment for acquisition-related costs directly attributable to the acquisition (addition of $63 million of charges in the second quarter of 2010, elimination of $181 million of charges in the first six months of 2011 and addition of $181 million of charges in the first six months of 2010, reflecting charges incurred by both King and Pfizer).

Note 4. Discontinued Operations

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In 2011, we decided to sell our Capsugel business. In connection with the decision to sell this business, for all periods presented, the operating results associated with this business have been reclassified into Discontinued operations–– net of tax in the Condensed Consolidated Statements of Income, and the assets and liabilities associated with this business have been reclassified into Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets.

On April 4, 2011, we announced that we had entered into an agreement to sell Capsugel to an affiliate of Kohlberg Kravis Roberts & Co. L.P. for $2.375 billion in cash. The transaction closed on August 1, 2011.

The following amounts, substantially all of which relate to our Capsugel business, have been segregated from continuing operations and included in Discontinued operations—net of tax in our Condensed Consolidated Statements of Income:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Revenues	$214	$195	$391	$369

Pre-tax income from discontinued operations	$44	$47	$72	$77
Provision for taxes	(14)	(16)	(32)	(27)
Income from discontinued operations––net of tax	30	31	40	50
Pre-tax gain on sale of discontinued operations	––	––	––	3
Provision for income taxes	––	––	––	(1)
Discontinued operations––net of tax	$30	$31	$40	$52

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following assets and liabilities, which include assets and liabilities held for sale related to our Capsugel business, and other assets held for sale, have been segregated and included in Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in our Condensed Consolidated Balance Sheets:
(millions of dollars)	July 3, 2011	Dec. 31, 2010

Accounts receivable	$193	$186
Inventories	149	130
Taxes and other current assets	25	47
Property, plant and equipment	1,041	1,009
Goodwill	20	19
Identifiable intangible assets	6	3
Taxes and other noncurrent assets	44	45
Assets of discontinued operations and other assets held for sale	$1,478	$1,439

Current liabilities	$154	$124
Other liabilities	27	27
Liabilities of discontinued operations	$181	$151

Net cash flows of our discontinued operations from each of the categories of operating, investing and financing activities were not significant.

Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity

We incur significant costs in connection with acquiring businesses and restructuring and integrating acquired businesses and in connection with our global cost-reduction and productivity initiatives. For example:

●
for our cost-reduction and productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

●
for our acquisition activity, we typically incur costs that can include transaction costs, integration costs (such as expenditures for consulting and systems integration) and restructuring charges, related to employees, assets and activities that will not continue in the combined company.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We incurred the following costs in connection with our cost-reduction and productivity initiatives and acquisition activity, such as King (acquired in 2011) and Wyeth (acquired in 2009):
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Transaction costs(a)	$13	$4	$23	$13
Integration costs(b)	201	211	380	419
Restructuring charges(c):
Employee termination costs	189	118	856	576
Asset impairments	33	497	58	503
Other	43	55	56	80
Restructuring charges and certain acquisition-related costs	479	885	1,373	1,591
Additional depreciation––asset restructuring (d)
Cost of sales	171	113	343	126
Selling, informational and administrative expenses	23	103	30	163
Research and development expenses	168	––	232	20
Total additional depreciation––asset restructuring	362	216	605	309
Implementation costs(e)
Research and development expenses	10	––	20	––
Total implementation costs	10	––	20	––
Total costs associated with cost-reduction initiatives and acquisition activity	$851	$1,101	$1,998	$1,900
(a)	Transaction costs represent external costs directly related to business combinations and primarily include expenditures for banking, legal, accounting and other similar services.
(b)	Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and systems integration.
(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through July 3, 2011, Employee termination costs represent the expected reduction of the workforce by approximately 55,400 employees, mainly in manufacturing and sales and research, of which approximately 39,100 employees have been terminated as of July 3, 2011. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

These restructuring charges in 2011 are associated with the following:

●
For the three months ended July 3, 2011, Primary Care operating segment ($87 million), Specialty Care and Oncology operating segment ($7 million), Established Products and Emerging Markets operating segment ($12 million), Animal Health and Consumer Healthcare operating segment ($4 million), research and development operations ($51 million), manufacturing operations ($81 million) and Corporate ($23 million).

●
For the six months ended July 3, 2011, Primary Care operating segment ($133 million), Specialty Care and Oncology operating segment ($42 million), Established Products and Emerging Markets operating segment ($15 million), Animal Health and Consumer Healthcare operating segment ($14 million), Nutrition operating segment ($2 million),  research and development operations ($473 million), manufacturing operations ($156 million) and Corporate ($135 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of restructuring charges associated with all of our cost-reduction and productivity initiatives and acquisition activity follow:
	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2011	Through July 3, 2011(a)	As of July 3, 2011(b)

Employee termination costs	$9,667	$7,395	$2,272
Asset impairments	2,366	2,366	––
Other	958	875	83
Total restructuring charges	$12,991	$10,636	$2,355
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($657 million).

Note 6. Other (Income)/Deductions—Net

The following table sets forth details related to amounts recorded in Other deductions––net:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Interest income(a)	$(117)	$(85)	$(222)	$(197)
Interest expense(a)	404	389	862	911
Net interest expense	287	304	640	714
Royalty-related income	(141)	(95)	(312)	(237)
Net gain on asset disposals	(14)	(185)	(26)	(230)
Certain legal matters, net(b)	(14)	37	487	174
Certain asset impairment charges(c)	320	196	480	232
Other, net	(25)	18	(29)	34
Other deductions––net	$413	$275	$1,240	$687
(a)
Interest income increased in both periods of 2011 due to higher cash balances and higher interest rates earned on investments. Interest expense increased in the second quarter of 2011 due to lower amortization of deferred gains on terminated interest rate swaps. Interest expense decreased in the first six months of 2011 due to lower long- and short-term debt balances and the conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)	In the first six months of 2011, primarily relates to charges for hormone-replacement therapy litigation (see Note 14. Legal Proceedings and Contingencies).
(c)
Substantially all of these asset impairment charges are related to intangible assets, including IPR&D assets, that were acquired as part of our acquisition of Wyeth. In the second quarter of 2011, impairment charges included approximately $200 million of IPR&D assets, primarily related to a single compound for the treatment of certain autoimmune and inflammatory diseases, and approximately $120 million of developed technology rights.  In the first six months of 2011, impairment charges included approximately $360 million of IPR&D assets, primarily related to two compounds for the treatment of certain autoimmune and inflammatory diseases, and approximately $120 million of developed technology rights. In the second quarter and first six months of 2010, impairment charges of approximately $200 million related to certain IPR&D assets. The impairment charges are determined by comparing the estimated fair value of the assets as of the date of the impairment to their carrying values as of the same date. The impairment charges for all periods reflect, among other things, the impact of new scientific findings and updated commercial forecasts.

Note 7. Taxes on Income

A. Taxes on Income

Our effective tax rate for continuing operations was 29.7% for the second quarter of 2011, compared to 37.5% for the second quarter of 2010, and in the first six months of 2011 was 29.2%, compared to 36.9% in the first six months of 2010. The decreases in the effective tax rate were primarily the result of:

●	the extension of the U.S. research and development credit, which was signed into law on December 17, 2010; and

●	the change in the jurisdictional mix of earnings.

Additionally, the tax impact of the charges incurred for certain legal matters in the first quarter of 2011 contributed to the lower effective tax rate in the first six months of 2011.

B. Tax Contingencies

We are subject to income tax in many jurisdictions, and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. All of our tax positions are subject to audit by the local taxing authorities in each tax jurisdiction. These tax audits can involve complex issues, interpretations and judgments and the resolution of matters may span multiple years, particularly if subject to negotiation or litigation. As a result, our evaluation of tax contingencies can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions deemed reasonable by management. However, if our estimates and assumptions are not representative of actual outcomes, our results could be materially impacted.

The United States (U.S.) is one of our major tax jurisdictions. The U.S. Internal Revenue Service (IRS) is currently auditing the 2006, 2007 and 2008 tax years for Pfizer Inc. The 2009 through 2011 tax years are not yet under audit. The tax years 2002 through 2005 are settled and closed with the IRS. All other tax years in the U.S. for Pfizer Inc. are closed under the statute of limitations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to Wyeth, during the first quarter of 2011, we reached a settlement with the IRS regarding the audits for the tax years 2002 through 2005. The settlement resulted in an income tax benefit to Pfizer of approximately $80 million for income tax and interest in the first quarter and first six months of 2011. The tax years 2002 through 2005 are now settled and closed with the IRS. Tax years 2006 through the Wyeth acquisition date (October 15, 2009) are now under audit.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2011), Japan (2006-2011), Europe (1997-2011, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany) and Puerto Rico (2006-2011).

Note 8. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) follow:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Net income before allocation to noncontrolling interests	$2,618	$2,485	$4,852	$4,520
Other comprehensive income/(loss):
Currency translation adjustment and other	1,006	(2,142)	2,547	(4,891)
Net unrealized (losses)/gains on derivative financial instruments	11	(375)	(124)	(241)
Net unrealized gains/(losses) on available-for-sale securities	12	(97)	(12)	(112)
Benefit plan adjustments	77	167	79	284
Total other comprehensive income/(loss)	1,106	(2,447)	2,490	(4,960)
Total comprehensive income/(loss) before allocation to noncontrolling interests	3,724	38	7,342	(440)
Less: Comprehensive income attributable to noncontrolling interests	12	28	28	18
Comprehensive income/(loss) attributable to Pfizer Inc.	$3,712	$10	$7,314	$(458)

Note 9. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:
(millions of dollars)	July 3, 2011	Dec. 31, 2010
Selected financial assets measured at fair value on a recurring basis (a) :
Trading securities	$157	$173
Available-for-sale debt securities(b)	29,558	32,699
Available-for-sale money market funds	1,141	1,217
Available-for-sale equity securities, excluding money market funds(b)	327	230
Derivative financial instruments in receivable positions(c):
Interest rate swaps	609	603
Foreign currency swaps	457	128
Foreign currency forward-exchange contracts	103	494
Total	32,352	35,544
Other selected financial assets(d):
Held-to-maturity debt securities, carried at amortized cost(b)	781	1,178
Private equity securities, carried at cost or equity method	1,046	1,134
Short-term loans, carried at cost	462	467
Long-term loans, carried at cost	182	299
Total	2,471	3,078
Total selected financial assets (e)	$34,823	$38,622
Financial liabilities measured at fair value on a recurring basis(a):
Derivative financial instruments in a liability position(f):
Foreign currency swaps	$540	$623
Foreign currency forward-exchange contracts	393	257
Interest rate swaps	5	4
Total	938	884
Other financial liabilities:
Short-term borrowings, carried at historical proceeds, as adjusted(d)	5,988	5,603
Long-term debt, carried at historical proceeds, as adjusted(g), (h)	35,723	38,410
Total	41,711	44,013
Total selected financial liabilities	$42,649	$44,897
(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $111 million as of July 3, 2011 and $105 million as of December 31, 2010 of investments that use Level 1 inputs in the calculation of fair value, and $48 million that use Level 3 inputs as of July 3, 2011.

(b)	Gross unrealized gains and losses are not significant.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $107 million and foreign currency forward-exchange contracts with fair values of $73 million at July 3, 2011; and foreign currency forward-exchange contracts with fair values of $326 million and foreign currency swaps with fair values of $17 million at December 31, 2010.

(d)
The differences between the estimated fair values and carrying values of our financial assets and liabilities not measured at fair value on a recurring basis were not significant at July 3, 2011 or December 31, 2010.

(e)
The decrease in selected financial assets is primarily due to redemptions of investments, the proceeds from which were used to fund our acquisition of King (see Note 3. Acquisition of King Pharmaceuticals, Inc.)

(f)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $41 million and foreign currency swaps with fair values of $1 million at July 3, 2011; and foreign currency forward-exchange contracts with fair values of $186 million and foreign currency swaps with fair values of $93 million at December 31, 2010.

(g)
Includes foreign currency debt with fair values of $881 million at July 3, 2011 and $880 million at December 31, 2010, which are used to hedge the exposure of certain foreign currency denominated net investments.

(h)	The fair value of our long-term debt is $39.2 billion at July 3, 2011 and $42.3 billion at December 31, 2010.

These selected financial assets and liabilities are presented in the Condensed Consolidated Balance Sheets as follows:
(millions of dollars)	July 3, 2011	Dec. 31, 2010
Assets
Cash and cash equivalents	$597	$906
Short-term investments	22,388	26,277
Short-term loans	462	467
Long-term investments and loans	10,207	9,747
Taxes and other current assets(a)	321	515
Taxes and other noncurrent assets(b)	848	710
Total selected financial assets	$34,823	$38,622
Liabilities
Short-term borrowings, including current portion of long-term debt	$5,988	$5,603
Other current liabilities(c)	606	339
Long-term debt	35,723	38,410
Other noncurrent liabilities(d)	332	545
Total selected financial liabilities	$42,649	$44,897
(a)
At July 3, 2011, derivative instruments at fair value include foreign currency swaps ($147 million), foreign currency forward-exchange contracts ($103 million) and interest rate swaps ($71 million) and at December 31, 2010, include foreign currency forward-exchange contracts ($494 million) and foreign currency swaps ($21 million).

(b)
At July 3, 2011, derivative instruments at fair value include interest rate swaps ($538 million) and foreign currency swaps ($310 million) and at December 31, 2010, include interest rate swaps ($603 million) and foreign currency swaps ($107 million).

(c)
At July 3, 2011, derivative instruments at fair value include foreign currency forward-exchange contracts ($393 million) and foreign currency swaps ($213 million) and at December 31, 2010, include foreign currency forward-exchange contracts ($257 million), foreign currency swaps ($79 million) and interest rate swaps ($3 million).

(d)
At July 3, 2011, derivative instruments at fair value include foreign currency swaps ($327 million) and interest rate swaps ($5 million) and at December 31, 2010, include foreign currency swaps ($544 million) and interest rate swaps ($1 million).

There were no significant impairments of financial assets recognized in the second quarter and first six months of 2011 or 2010.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The contractual maturities of the available-for-sale and held-to-maturity debt securities at July 3, 2011, follow:
	Years
(millions of dollars)	Within 1	Over 1 to 5	Over 10	Total at July 3, 2011
Available-for-sale debt securities:
Western European and other government debt	$14,758	$1,343	$17	$16,118
Corporate debt	1,251	2,745	––	3,996
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	––	2,310	––	2,310
Western European and other government agency debt	2,704	397	––	3,101
Supranational debt	1,401	708	––	2,109
Reverse repurchase agreements	1,154	––	––	1,154
U.S. government Federal Deposit Insurance Corporation guaranteed debt	373	278	––	651
Other asset-backed securities	5	28	30	63
Certificates of deposit	56	––	––	56
Held-to-maturity debt securities:
Certificates of deposit and other	775	6	––	781
Total debt securities	$22,477	$7,815	$47	$30,339

C. Short-Term Borrowings
Short-term borrowings include amounts for commercial paper of $600 million as of July 3, 2011 and $1.2 billion as of December 31, 2010.

D. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk—As of July 3, 2011, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $46.8 billion. The derivative financial instruments primarily hedge or offset exposures in euro, Japanese yen and U.K. pound.

Interest Rate Risk—As of July 3, 2011, the aggregate notional amount of interest rate derivative financial instruments is $13.6 billion. The derivative financial instruments hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about gains/(losses) incurred to hedge or offset foreign exchange or interest rate risk is as follows:
	Amount of Gains/(Losses) Recognized in OID(a) (b) (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a) (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a) (d)
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Three Months Ended:
Derivative Financial Instruments in Fair Value Hedge Relationships(b)
Interest rate swaps	$––	$1	$––	$––	$––	$––
Foreign currency swaps	––	1	––	––	––	––

Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$227	$(1,219)	$224	$(627)
Foreign currency forward-exchange contracts	––	––	1	(1)	––	1

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	$14	$(1)	$(991)	$(50)	$––	$––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps	$13	$(4)	$––	$––	$––	$––
Foreign currency forward-exchange contracts	(158)	(473)	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	$––	$––	$897	$(130)	$––	$––
Foreign currency long-term debt	––	––	(34)	(51)	––	––
Total	$(131)	$(476)	$100	$(1,451)	$224	$(626)

Six Months Ended:
Derivative Financial Instruments in Fair Value Hedge Relationships(b)
Interest rate swaps	$––	$1	$––	$––	$––	$––
Foreign currency swaps	––	––	––	––	––	––

Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$531	$(1,657)	$730	$(1,255)
Foreign currency forward-exchange contracts	––	––	3	(1)	4	2

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	$15	$(1)	$(958)	$(40)	$––	$––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps	$43	$––	$––	$––	$––	$––
Foreign currency forward-exchange contracts	(317)	(1,363)	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	$––	$––	$940	$(99)	$––	$––
Foreign currency long-term debt	––	––	(6)	(34)	––	––

Total	$(259)	$(1,363)	$510	$(1,831)	$734	$(1,253)
(a)
OID = Other (income)/deductions—net, included in the income statement account, Other deductions—net. OCI = Other comprehensive income/(loss), included in the balance sheet account Accumulated other comprehensive loss.

(b)	Also includes gains and losses attributable to the hedged risk in fair value hedge relationships.
(c)	There was no significant ineffectiveness in the second quarter and first six months of 2011 or 2010.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For information about the fair value of our derivative financial instruments, and the impact on our Condensed Consolidated Balance Sheets, see Note 9A. Financial Instruments: Selected Financial Assets and Liabilities. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $362 million, for which we have posted collateral of $265 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on July 3, 2011, we would have been required to post an additional $106 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

E. Credit Risk
On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of July 3, 2011, we had $3.5 billion due from a well-diversified, highly rated group (S&P ratings of primarily A+ or better) of bank counterparties around the world. See Note 9B. Financial Instruments: Investments in Debt Securities for a distribution of our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of July 3, 2011, we received cash collateral of $717 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. The collateral received obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 10. Inventories

The components of inventories follow:
(millions of dollars)	July 3, 2011	Dec. 31, 2010

Finished goods	$3,547	$3,665
Work-in-process	4,189	3,727
Raw materials and supplies	861	883
Total inventories(a), (b)	$8,597	$8,275
(a)
The increase reflects the impact of foreign exchange as well as increases associated with the acquisition of King (see Note 3. Acquisition of King Pharmaceuticals, Inc. for additional detail) partially offset by reductions in the normal course of business.

(b)	Certain amounts of inventories are in excess of one year’s supply. There are no recoverability issues associated with these quantities.

Note 11. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill for the six months ended July 3, 2011, follow:
(millions of dollars)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Animal Health and Consumer Healthcare	Nutrition	To be allocated(a)	Total

Balance, December 31, 2010	$	$	$	$2,449	$496	$40,983	$43,928
Additions(b)				—	—	791	791
Other(c)				16	10	362	388
Balance, July 3, 2011	$	$	$	$2,465	$506	$42,136	$45,107
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

The components of identifiable intangible assets follow:
	July 3, 2011			December 31, 2010
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$71,354	$(29,608)	$41,746	$68,432	$(26,223)	$42,209
Brands	1,710	(649)	1,061	1,626	(607)	1,019
License agreements	582	(254)	328	637	(248)	389
Trademarks and other	522	(322)	200	533	(324)	209
Total amortized finite-lived intangible assets	74,168	(30,833)	43,335	71,228	(27,402)	43,826
Indefinite-lived intangible assets:
Brands	10,285	—	10,285	10,219	—	10,219
In-process research and development	3,366	—	3,366	3,438	—	3,438
Trademarks	73	—	73	72	—	72
Total indefinite-lived intangible assets	13,724	—	13,724	13,729	—	13,729
Total identifiable intangible assets(a)	$87,892	$(30,833)	$57,059	$84,957	$(27,402)	$57,555
(a)
The decrease is primarily related to amortization as well as impairment charges (see Note 6. Other (Income)/Deductions—Net) of intangible assets, partially offset by the assets acquired as part of the acquisition of King (see Note 3. Acquisition of King Pharmaceuticals, Inc.) and the impact of foreign exchange.

At July 3, 2011, our identifiable intangible assets are associated with the following, as a percentage of identifiable intangible assets, less accumulated amortization:

●	Developed Technology Rights: Specialty Care (62%); Established Products (18%); Primary Care (16%); Animal Health (2%); Oncology (1%); and Nutrition (1%)

●	Finite-Lived Brands: Consumer Healthcare (57%); Established Products (29%); and Animal Health (14%)

●	Indefinite-Lived Brands: Consumer Healthcare (50%); Established Products (28%); and Nutrition (22%)

●	IPR&D: Specialty Care (74%); Worldwide Research and Development (14%); Primary Care (5%); Oncology (3%); Established Products (3%); and Animal Health (1%)

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield a successful product. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects as a mechanism for achieving a successful portfolio of approved products. As such, we expect that many of these IPR&D assets will become impaired and be written-off at some time in the future.

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.4 billion for the second quarter of 2011, $1.5 billion for the second quarter of 2010 and $2.9 billion for both the first six months of 2011 and 2010.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Three Months Ended:
Service cost	$89	$89	$10	$7	$65	$57	$18	$21
Interest cost	184	188	18	21	114	105	48	54
Expected return on plan assets	(220)	(200)	—	—	(112)	(107)	(8)	(8)
Amortization of:
Actuarial losses	35	38	9	8	22	16	4	—
Prior service (credits)/costs	(2)	1	—	—	(1)	(1)	(13)	(5)
Curtailments and settlements––net	34	(36)	6	(8)	6	(6)	(20)	(2)
Special termination benefits	5	36	6	62	—	2	1	6
Net periodic benefit costs	$125	$116	$49	$90	$94	$66	$30	$66

Six Months Ended:
Service cost	$179	$183	$19	$15	$127	$117	$35	$43
Interest cost	369	379	37	40	225	216	97	108
Expected return on plan assets	(441)	(402)	—	—	(221)	(219)	(17)	(16)
Amortization of:
Actuarial losses	70	76	18	15	43	33	8	—
Prior service (credits)/costs	(4)	1	(1)	(1)	(2)	(2)	(27)	(9)
Curtailments and settlements––net	51	(69)	18	(9)	4	(5)	(26)	(2)
Special termination benefits	10	50	13	152	3	3	1	12
Net periodic benefit costs	$234	$218	$104	$212	$179	$143	$71	$136
(a)
The increase in net periodic benefit costs in the first six months of 2011, compared to the first six months of 2010, for our U.S. qualified plans was primarily driven by higher settlement charges and lower curtailment gains associated with Wyeth-related restructuring initiatives partially offset by higher expected return on plan assets and special termination benefits recognized in the prior-year period for certain executives as part of Wyeth-related restructuring initiatives.

(b)
The decrease in net periodic benefit costs in the first six months of 2011, compared to the first six months of 2010, for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits recognized in the prior-year period for certain executives as part of Wyeth-related restructuring initiatives.

(c)
The increase in net periodic benefit costs in the first six months of 2011, compared to the first six months of 2010. for our international pension plans was primarily driven by the decrease in the discount rate partially offset by higher expected return on plan assets.

(d)
The decrease in net periodic benefit costs in the first six months of 2011, compared to the first six months of 2010, for our postretirement plans was primarily driven by the harmonization of the postretirement plans and by higher curtailment gains and lower settlement charges associated with Wyeth-related restructuring initiatives.

For the first six months of 2011, we contributed from our general assets $401 million to our U.S. qualified pension plans, $214 million to our international pension plans, $119 million to our U.S. supplemental (non-qualified) pension plans and $118 million to our postretirement plans.

During 2011, we expect to contribute from our general assets a total of $486 million to our U.S. qualified pension plans, $471 million to our international pension plans, $247 million to our postretirement plans and $184 million to our U.S. supplemental (non-qualified) pension plans. Contributions expected to be made for 2011 are inclusive of amounts contributed during the first six months of 2011. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) were computed using the following data:
	Three Months Ended		Six Months Ended
(in millions)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

EPS Numerator––Basic:
Income from continuing operations	$2,588	$2,454	$4,812	$4,468
Less: Net income attributable to noncontrolling interests	8	10	20	19
Income from continuing operations attributable to Pfizer Inc.	2,580	2,444	4,792	4,449
Less: Preferred stock dividends––net of tax	––	1	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,580	2,443	4,791	4,448
Discontinued operations––net of tax	30	31	40	52
Net income attributable to Pfizer Inc. common shareholders	$2,610	$2,474	$4,831	$4,500

EPS Numerator––Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,580	$2,444	$4,792	$4,449
Discontinued operations––net of tax	30	31	40	52
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,610	$2,475	$4,832	$4,501

EPS Denominator:
Weighted-average number of common shares outstanding––Basic	7,875	8,046	7,929	8,053
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	60	26	51	32
Weighted-average number of common shares outstanding––Diluted	7,935	8,072	7,980	8,085

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	280	427	281	427
(a)
These common stock equivalents were outstanding during the three and six months ended July 3, 2011 and July 4, 2010, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

We record accruals for income tax contingencies to the extent that we conclude that a tax position is not sustainable under a “more likely than not” standard, and we record our estimate of the potential tax benefits in one tax jurisdiction that could result from the payment of income taxes in another tax jurisdiction when we conclude that the potential recovery is more likely than not. We record accruals for all other contingencies to the extent that we conclude their occurrence is probable and the related damages are estimable, and we record anticipated recoveries under existing insurance contracts when assured of recovery. If a range of liability is probable and estimable and some amount within the range appears to be a better estimate than any other amount within the range, we accrue that amount. If a range of liability is probable and estimable and no amount within the range appears to be a better estimate than any other amount within the range, we accrue the minimum of such probable range. Many claims involve highly complex issues relating to causation, label warnings, scientific evidence, actual damages and other matters. Often these issues are subject to substantial uncertainties and, therefore, the probability of loss and an estimation of damages are difficult to ascertain. Consequently, we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies. Our assessments are based on estimates and assumptions that have been deemed reasonable by management. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations or cash flows in any particular period.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The principal pending matters to which we are a party are discussed below. In determining whether a pending matter is a principal matter, we consider both quantitative and qualitative factors in order to assess materiality, such as, among other things, the amount of damages and the nature of any other relief sought in the proceeding, if such damages and other relief are specified; our view of the merits of the claims and of the strength of our defenses; whether the action purports to be a class action and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; any experience that we or, to our knowledge, other companies have had in similar proceedings; whether disclosure of the action would be important to a reader of our financial statements, including whether disclosure might change a reader’s judgment about our financial statements in light of all of the information about the Company that is available to the reader; the potential impact of the proceeding on our reputation; and the extent of public interest in the matter. In addition, with respect to patent matters, we consider, among other things, the financial significance of the product protected by the patent.

A.  Patent Matters

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic manufacturer. Also, counterclaims as well as various independent actions have been filed claiming that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of the antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products, including without limitation Lipitor, are being challenged in various other countries.

Lipitor (atorvastatin)
In November 2008, Apotex Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. In December 2008, we filed patent-infringement suits against Apotex Inc. in the U.S. District Court for the District of Delaware and the U.S. District Court for the Northern District of Illinois. In August 2009, our action in the District of Delaware was transferred to the Northern District of Illinois and consolidated with our pending action there. Apotex Inc. asserts the invalidity of our patent covering the crystalline form of atorvastatin, which (including the pediatric exclusivity period) expires in 2017. We assert the infringement of our crystalline patent and are defending against the allegations of invalidity.

In October 2009, Dr. Reddy's Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy's) and KUDCO Ireland, Ltd. and Kremers Urban LLC (collectively, KUDCO) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lipitor. Both of the abbreviated new drug applications cover the 10, 20 and 40 mg dosage strengths, and KUDCO’s abbreviated new drug application also covers the 80 mg dosage strength. Dr. Reddy’s and KUDCO assert the invalidity and/or non-infringement of our patent covering the crystalline form of atorvastatin and two other Lipitor patents. In December 2009, we filed actions against Dr. Reddy’s and KUDCO in the U.S. District Court for the District of Delaware asserting the infringement of our crystalline patent. In addition, in December 2010, we filed an action against Dr. Reddy’s in the same court asserting the infringement of the same patent in connection with Dr. Reddy’s additional abbreviated new drug application seeking approval to market a generic version of the 80 mg dosage strength.

In July 2010, Actavis, Inc. and Actavis Pharma Manufacturing Pvt. Ltd. (collectively, Actavis) notified us that they had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor.   Actavis asserts the non-infringement of our patent covering the crystalline form of atorvastatin and two other Lipitor patents. In August 2010, we filed an action against Actavis in the U.S. District Court for the District of Delaware asserting the infringement of our crystalline patent.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2011, Aurobindo Pharma Ltd. (Aurobindo) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Aurobindo asserts the non-infringement of our patent covering the crystalline form of atorvastatin as well as two formulation patents, all of which (including the six-month pediatric exclusivity period) expire in 2017. In June 2011, we filed an action against Aurobindo in the U.S. District Court for the District of Delaware asserting the validity and infringement of the challenged patents.

In the U.K., on June 20, 2011, certain wholesalers and certain of their pharmacy customers began selling generic atorvastatin that had been supplied to the wholesalers by Teva UK Limited (Teva UK). On the same day, we obtained a preliminary injunction from the High Court of Justice prohibiting Teva UK and the wholesalers from further sales of generic atorvastatin. On July 11, 2011, Teva UK and the wholesalers consented to the continuation of the preliminary injunction during the pendency of the case. In the pending action, which also includes two of the pharmacies that sold generic atorvastatin, Teva UK and the wholesalers have asserted the invalidity of our basic U.K. patent for Lipitor, and we have asserted the infringement of the patent and denied the invalidity allegations. Our basic U.K. patent for Lipitor, including the pediatric extension period, expires in May 2012.

Caduet (atorvastatin/amlodipine combination)
In August 2009, Sandoz Inc., a division of Novartis AG (Sandoz), notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Caduet. In that filing and in a declaratory judgment action brought by Sandoz in October 2009 in the U.S. District Court for the District of Colorado, collectively, Sandoz asserts the invalidity of our patent covering the atorvastatin/amlodipine combination, which expires in 2018, and the invalidity and non-infringement of three patents for Lipitor which (including the six-month pediatric exclusivity period) expire between 2013 and 2017. In October 2009, we filed suit against Sandoz in the U.S. District Court for the District of Delaware and the U.S. District Court for the District of Colorado asserting the infringement of the atorvastatin/amlodipine combination patent. In February 2010, our action and Sandoz’s action in the District of Colorado were transferred to the District of Delaware and consolidated with our pending action there.

Viagra (sildenafil)
In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries Ltd. ( Teva Pharmaceutical Industries), which had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Viagra. Teva USA and Teva Pharmaceutical Industries assert the invalidity and non-infringement of the Viagra use patent, which expires in 2019, but have not challenged the basic patent, which expires in 2012.

In October 2010, we filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, but have not challenged the basic patent.

In May and June 2011, respectively, Watson Laboratories Inc. (Watson) and Hetero Labs Limited (Hetero) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. Each asserts the invalidity and non-infringement of the Viagra use patent. Neither has challenged the basic patent. In June and July 2011, respectively, we filed actions against Watson and Hetero in the U.S. District Court for the Southern District of New York asserting the validity and infringement of the use patent.

Sutent (sunitinib malate)
In May 2010, Mylan Pharmaceuticals Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Sutent and challenging on various grounds the Sutent basic patent, which expires in 2021, and two other patents, which expire in 2020 and 2021. In June 2010, we filed suit against Mylan Pharmaceuticals Inc. in the U.S. District Court for the District of Delaware asserting the infringement of those three patents.

Detrol and Detrol LA (tolterodine)
As previously reported, we filed patent-infringement actions against Teva USA with respect to Detrol LA and against Ivax Pharmaceuticals, Inc., a wholly owned subsidiary of Teva USA, with respect to Detrol. In May 2011, these actions were settled on terms that are not material to the Company.

In October 2007 and January 2008, respectively, Teva USA and Impax Laboratories, Inc. (Impax) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Detrol LA. They are challenging on various grounds the basic patent, which (including the six-month pediatric exclusivity period) expires in 2012, and three formulation patents, which (including the six-month pediatric exclusivity period) expire in 2020. We filed actions against them in the U.S. District Court for the Southern District of New York asserting the infringement of the basic patent and two of the formulation patents. These actions subsequently were transferred to the U.S. District Court for the District of New Jersey.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2008 and May 2010, respectively, Sandoz and Mylan Pharmaceuticals Inc. notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Detrol LA. They assert the invalidity and/or non-infringement of three formulation patents for Detrol LA. They have not challenged the basic patent. In June 2010, we filed actions against Sandoz and Mylan Pharmaceuticals Inc. in the U.S. District Court for the District of New Jersey asserting the infringement of two of the formulation patents.

In April 2011, Impax  notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol. Impax asserts the non-infringement of the basic patent, which (including the six-month pediatric exclusivity period) expires in 2012.  In June 2011, we filed an action against Impax in the U.S. District Court for the District of New Jersey asserting infringement of the basic patent.

In June 2011, Torrent Pharmaceuticals Ltd. (Torrent) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. Torrent asserts the invalidity and non-infringement of three formulation patents. Torrent has not challenged the basic patent.  In July 2011, we filed an action against Torrent in the U.S. District Court for the District of New Jersey asserting the validity and infringement of the challenged patents.

Lyrica (pregabalin)
Beginning in March 2009, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules. Each of the generic manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, which expire in 2013 and 2018. Each of the generic manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica. All of these cases have been consolidated in the District of Delaware.

In August and November 2010, respectively, Lupin Limited (Lupin) and Novel Laboratories, Inc. (Novel) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica oral solution and asserting the invalidity and/or infringement of our three patents for Lyrica referred to above. In October 2010 and January 2011, respectively, we filed actions against Lupin and Novel in the U.S. District Court for the District of Delaware asserting the validity and infringement of all three patents.

Apotex Inc. notified us, in May and June 2011, respectively, that it had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica oral solution and Lyrica capsules. Apotex Inc. asserts the invalidity and non-infringement of the basic patent, as well as the seizure patent that expires in 2013.  In July 2011, we filed an action against Apotex Inc. in the U.S. District Court for the District of Delaware asserting the validity and infringement of the challenged patents in connection with both of the abbreviated new drug applications.

We also have filed patent-infringement actions in Canada against certain generic manufacturers who are seeking approval to market generic versions of Lyrica capsules in that country.

Zyvox (linezolid)
In December 2009, Teva Parenteral Medicines Inc. (Teva Parenteral) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Zyvox. Teva Parenteral asserts the invalidity and non-infringement of the basic Zyvox patent, which (including the six-month pediatric exclusivity period) expires in 2015, and another patent that expires in 2021. In January 2010, we filed suit against Teva Parenteral in the U.S. District Court for the District of Delaware asserting the infringement of the basic patent.

Neurontin (gabapentin)
As previously reported, several years ago the Company filed patent-infringement actions against Teva Pharmaceutical Industries and Actavis, Inc. in the U.S. District Court for the District of New Jersey following their at-risk launches of generic gabapentin. The parties settled these actions in May 2011. Under the settlement agreements, Teva Pharmaceutical Industries and Actavis, Inc. were granted licenses to continue to sell generic gabapentin. The other terms of the settlement agreements, including certain cash payments to us, are not material to the Company.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Relpax (eletriptan)
In June 2010, we received notices from Apotex Inc. and Apotex Corp. and from Teva USA that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Relpax. They assert the non-infringement of our patent covering the crystalline form of eletriptan, which expires in 2017. They have not challenged the basic patent, which expires in 2016. In July 2010, we filed actions against Apotex Inc. and Apotex Corp. and against Teva USA in the U.S. District Court for the Southern District of New York asserting the infringement of the crystalline patent.

Protonix (pantoprazole sodium)
Wyeth has a license to market Protonix in the U.S. from Nycomed GmbH (Nycomed), which owns the patents relating to Protonix. The basic patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011.

Following their respective filings of abbreviated new drug applications with the FDA, Teva USA and Teva Pharmaceutical Industries, Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun) and KUDCO Ireland, Ltd. (KUDCO Ireland) received final FDA approval to market their generic versions of Protonix 20 mg and 40 mg delayed- release tablets. Wyeth and Nycomed filed actions against those generic manufacturers in the U.S. District Court for the District of New Jersey, which subsequently were consolidated into a single proceeding, alleging infringement of the basic patent and seeking declaratory and injunctive relief. Following the court's denial of a preliminary injunction sought by Wyeth and Nycomed, Teva USA and Teva Pharmaceutical Industries and Sun launched their generic versions of Protonix tablets at risk in December 2007 and January 2008, respectively. Wyeth launched its own generic version of Protonix tablets in January 2008, and Wyeth and Nycomed filed amended complaints in the pending patent-infringement action seeking compensation for damages resulting from Teva USA’s, Teva Pharmaceutical Industries’ and Sun's at-risk launches.

In April 2010, the jury in the pending patent-infringement action upheld the validity of the basic patent for Protonix. In July 2010, the court upheld the jury verdict, but it did not issue a judgment against Teva USA, Teva Pharmaceutical Industries or Sun because of their other claims relating to the patent that still are pending. Wyeth and Nycomed will continue to pursue all available legal remedies against those generic manufacturers, including compensation for damages resulting from their at-risk launches.

Separately, Wyeth and Nycomed are defendants in purported class actions brought by direct and indirect purchasers of Protonix in the U.S. District Court for the District of New Jersey. Plaintiffs seek damages, on behalf of the respective putative classes, for the alleged violation of antitrust laws in connection with the procurement and enforcement of the patents for Protonix. These purported class actions have been stayed pending resolution of the underlying patent litigation in the U.S. District Court for the District of New Jersey.

Rapamune (sirolimus)
In March 2010, Watson and Ranbaxy Laboratories Limited (Ranbaxy) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Rapamune. Watson and Ranbaxy assert the invalidity and non-infringement of a method-of-use patent which (including the six-month pediatric exclusivity period) expires in 2014 and a solid-dosage formulation patent which (including the six-month pediatric exclusivity period) expires in 2018. In April 2010, we filed actions against Watson and Ranbaxy in the U.S. District Court for the District of Delaware and against Watson in the U.S. District Court for the Southern District of Florida asserting the infringement of the method-of-use patent. In June 2010, our action in the Southern District of Florida was transferred to the District of Delaware and consolidated with our pending action there.

ReFacto and Xyntha
In February 2008, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed suit against Wyeth and a subsidiary of Wyeth in the U.S. District Court for the Eastern District of Texas alleging that Wyeth’s ReFacto and Xyntha products infringe two Novartis patents.  Novartis’s complaint seeks damages, including treble damages, for alleged willful infringement.  Wyeth and its subsidiary assert, among other things, the invalidity and non-infringement of the Novartis patents. In November 2009, Novartis added a third patent to its infringement claim against Wyeth and its subsidiary. In August 2010, Novartis granted Wyeth and its subsidiary a covenant not to sue on the third patent and withdrew that patent from its pending action.

In May 2008, a subsidiary of Wyeth filed suit in the U.S. District Court for the District of Delaware against Novartis seeking a declaration that the two Novartis patents initially asserted against Wyeth and its subsidiary in the action referred to in the preceding paragraph are invalid on the ground that the Wyeth subsidiary was the first to invent the subject matter. In February 2010, the District of Delaware declined to invalidate those two Novartis patents. In March 2010, the Wyeth subsidiary appealed the decision to the U.S Court of Appeals for the Federal Circuit.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Tygacil (tigecycline)
In October 2009, Sandoz notified Wyeth that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Sandoz asserts the invalidity and non-infringement of two of Wyeth’s patents relating to Tygacil, including the basic patent, which expires in 2016. In December 2009, Wyeth filed suit against Sandoz in the U.S. District Court for the District of Delaware asserting infringement of the basic patent.

Avinza (morphine sulfate)
King Pharmaceuticals, Inc. (King) and Elan Pharma International LTD (EPI) brought patent-infringement actions in the U.S. District Court for the District of New Jersey against Actavis, Inc. in 2007 and 2009 (these actions against Actavis, Inc. subsequently were consolidated) and against Sandoz in 2009 as the result of their abbreviated new drug applications with the FDA seeking approval to market generic versions of Avinza. Actavis, Inc. challenged and Sandoz is challenging a formulation patent for Avinza, which is owned by EPI, that expires in 2017.

The trial in the action against Actavis, Inc. was held in March 2011. In July 2011, the parties settled that action on terms that are not material to the Company.

EpiPen
King brought patent-infringement actions against Sandoz in the U.S District Court for the District of New Jersey in 2010 and against Teva Pharmaceutical Industries and Intelliject, Inc. (Intelliject) in the U.S. District Court for the District of Delaware in 2009 and 2011, respectively, as the result of their abbreviated new drug applications with the FDA seeking approval to market epinephrine injectable products. The two actions in Delaware subsequently were consolidated. Sandoz, Teva Pharmaceutical Industries and Intelliject are challenging two patents, which expire in 2025, covering the next generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

B.  Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos

●	Quigley

Quigley Company, Inc. (Quigley), a wholly owned subsidiary, was acquired by Pfizer in 1968 and sold small amounts of products containing asbestos until the early 1970s. In September 2004, Pfizer and Quigley took steps that were intended to resolve all pending and future claims against Pfizer and Quigley in which the claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust. We recorded a charge of $369 million pre-tax ($229 million after-tax) in the third quarter of 2004 in connection with these matters.

In September 2004, Quigley filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. In March 2005, Quigley filed a reorganization plan in the Bankruptcy Court that needed the approval of both the Bankruptcy Court and the U.S. District Court for the Southern District of New York after receipt of the vote of 75% of the claimants. In connection with that filing, Pfizer entered into settlement agreements with lawyers representing more than 80% of the individuals with claims related to Quigley products against Quigley and Pfizer. The agreements provide for a total of $430 million in payments, of which $215 million became due in December 2005 and is being paid to claimants upon receipt by the Company of certain required documentation from each of the claimants. The reorganization plan provided for the establishment of a Trust (the Trust) for the payment of all remaining pending claims as well as any future claims alleging injury from exposure to Quigley products.

In February 2008, the Bankruptcy Court authorized Quigley to solicit an amended reorganization plan for acceptance by claimants. According to the official report filed with the court by the balloting agent in July 2008, the requisite votes were cast in favor of the amended plan of reorganization.

The Bankruptcy Court held a confirmation hearing with respect to Quigley’s amended plan of reorganization that concluded in December 2009. In September 2010, the Bankruptcy Court declined to confirm the amended reorganization plan. As a result of the foregoing, Pfizer recorded additional charges for this matter of approximately $1.3 billion pre-tax (approximately $800 million after-tax) in 2010. Further, in order to preserve its right to address certain legal issues raised in the court’s opinion, in October 2010, Pfizer filed a notice of appeal and motion for leave to appeal the Bankruptcy Court’s decision denying confirmation.

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

Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in April 2011. Under the revised plan, we expect to contribute an additional amount to the Trust, if and when the Bankruptcy Court confirms the plan, of cash and non-cash assets with a value in excess of $550 million. The Bankruptcy Court must find that the revised plan meets the requisite standards of the U.S. Bankruptcy Code before it confirms the plan. There is no assurance that the plan will be confirmed by the court.

If approved by claimants, confirmed by the Bankruptcy Court and upheld upon any appeal, the revised reorganization plan will result in a permanent injunction directing all remaining pending claims as well as any future claims alleging personal injury from exposure to Quigley products to the Trust.

In a separately negotiated transaction with an insurance company in August 2004, we agreed to a settlement related to certain insurance coverage which provides for payments to us over a ten-year period of amounts totaling $405 million.

●	Other Matters

Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of December 31, 2010, approximately 88,000 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

Warner-Lambert and American Optical brought suit in state court in New Jersey against the insurance carriers that provided coverage for the asbestos and other allegedly hazardous materials claims related to American Optical. A majority of the carriers subsequently agreed to pay for a portion of the costs of defending and resolving those claims. The litigation continues against the carriers who have disputed coverage or how costs should be allocated to their policies, and the court held that Warner-Lambert and American Optical are entitled to coverage by those carriers of a portion of the costs associated with those claims. The case is now in the allocation phase, in which the court will determine the amounts currently due from the carriers who have disputed coverage or allocation as well as their respective coverage obligations going forward.

Numerous lawsuits are pending against Pfizer in various federal and state courts seeking damages for alleged personal injury from exposure to products containing asbestos and other allegedly hazardous materials sold by Gibsonburg Lime Products Company (Gibsonburg). Gibsonburg was acquired by Pfizer in the 1960s and sold small amounts of products containing asbestos until the early 1970s.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

There also is a small number of lawsuits pending in various federal and state courts seeking damages for alleged exposure to asbestos in facilities owned or formerly owned by Pfizer or its subsidiaries.

Celebrex and Bextra

●	Securities and ERISA Actions

Beginning in late 2004, actions, including purported class actions, were filed in various federal and state courts against Pfizer, Pharmacia Corporation (Pharmacia) and certain current and former officers, directors and employees of Pfizer and Pharmacia. These actions include (i) purported class actions alleging that Pfizer and certain current and former officers of Pfizer violated federal securities laws by misrepresenting the safety of Celebrex and Bextra, and (ii) purported class actions filed by persons who claim to be participants in the Pfizer or Pharmacia Savings Plan alleging that Pfizer and certain current and former officers, directors and employees of Pfizer or, where applicable, Pharmacia and certain former officers, directors and employees of Pharmacia, violated certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA) by selecting and maintaining Pfizer stock as an investment alternative when it allegedly no longer was a suitable or prudent investment option. In June 2005, the federal securities and ERISA actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York.

●	Securities Action in New Jersey

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

In October 2007, the court granted defendants’ motion for summary judgment and dismissed the plaintiffs’ claims. In November 2007, the plaintiffs appealed the decision to the U.S. Court of Appeals for the Third Circuit. In January 2009, the Third Circuit vacated the District Court’s grant of summary judgment in favor of defendants and remanded the case to the District Court for further proceedings. The Third Circuit also held that the District Court erred in determining that the class period ended on February 6, 2001, and directed that the class period end on August 5, 2001. In June 2009, the District Court stayed proceedings in the case pending a determination by the U.S. Supreme Court with regard to defendants’ petition for certiorari seeking reversal of the Third Circuit’s decision. In May 2010, the U.S. Supreme Court denied defendants’ petition for certiorari, and the case has been remanded to the District Court for further proceedings.

●	Other

Pfizer and several predecessor and affiliated companies, including Monsanto Company (Monsanto), are defendants in an action brought by Brigham Young University (BYU) and a BYU professor in the U.S. District Court for the District of Utah alleging, among other things, breach by Monsanto of a 1991 research agreement with BYU. Plaintiffs claim that research under that agreement led to the discovery of Celebrex and that, as a result, they are entitled to a share of the profits from Celebrex sales. Plaintiffs seek, among other things, compensatory and punitive damages.

Various Drugs: Off-Label Promotion Actions

●	Shareholder Derivative Actions

As previously reported, beginning in 2009, a number of shareholder derivative actions were filed in state court in New York and in Delaware against certain of our current and former officers and directors in connection with the promotion of certain drugs. In May, June and July 2011, all of these actions were dismissed.

●	Securities Action

In May 2010, a purported class action was filed in the U.S. District Court for the Southern District of New York against Pfizer and several of our current and former officers. The complaint alleges that the defendants violated federal securities laws by failing to disclose that Pfizer was engaged in off-label marketing of certain drugs. Plaintiffs seek damages in an unspecified amount.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	Actions by Health Care Service Corporation

In June 2010, Health Care Service Corporation (HCSC), for itself and its affiliates, Blue Cross and Blue Shield plans in Illinois, New Mexico, Oklahoma and Texas, filed an action against us in the U.S. District Court for the Eastern District of Texas. In July 2010, HCSC amended its complaint. The complaint, as amended, alleges that we engaged in deceptive marketing activities, including off-label promotion, and the payment of improper remuneration to health care professionals with respect to Bextra and Celebrex in violation of, among other things, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and the Illinois Consumer Fraud Act. In December 2010, this action was transferred to a Multi-District Litigation (In re Celebrex and Bextra Marketing, Sales Practices and Product Liability Litigation MDL-1699) in the U.S. District Court for the Northern District of California. In July 2010, HCSC also filed a separate lawsuit against us in the U.S. District Court for the Eastern District of Texas including substantially similar allegations regarding Geodon, Lyrica and Zyvox. In both actions, HCSC seeks to recover the amounts that it paid for the specified drugs on behalf of its members in Illinois, New Mexico, Oklahoma, and Texas, as well as treble damages and punitive damages.

Hormone-Replacement Therapy
Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in numerous lawsuits in various federal and state courts alleging personal injury or economic loss related the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products).  The federal cases have been transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

This litigation consists of individual actions, a few purported statewide class actions, a statewide class action in California and a nationwide class action in Canada. In March 2011, in an action against Wyeth seeking the refund of the purchase price paid for Wyeth’s hormone-replacement therapy products by individuals in the State of California during the period from January 1995 to January 2003, the U.S. District Court for the Southern District of California certified a class consisting of all individual purchasers of such products in California who actually heard or read Wyeth’s alleged misrepresentations regarding such products. This is the only hormone-replacement therapy action to date against Pfizer and its affiliated companies in the U.S. in which a class has been certified. In addition, in August 2011, in an action against Wyeth seeking damages for personal injury, the Supreme Court of British Columbia certified a class consisting of all women who were prescribed Premplus  and/or Premarin in combination with progestin in Canada between January 1, 1997 and December 1, 2003 and who thereafter were diagnosed with breast cancer.

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

As of July 3, 2011, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 41% of the hormone-replacement therapy actions pending against us and our affiliated companies. We have recorded aggregate charges with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of approximately $250 million in the first six months of 2011 and $300 million in prior years. In addition, we have recorded a charge of approximately $280 million in the first six months of 2011 that provides for the minimum expected costs to resolve all of the other outstanding hormone-replacement therapy actions against Pfizer and its affiliated companies, consistent with our current ability to quantify such future costs. The foregoing charges are estimates and, while we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for these contingencies given the uncertainties inherent in product liability litigation, additional charges may be required in the future.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pfizer and/or its affiliated companies also have received inquiries from various federal and state agencies and officials relating to the marketing of their hormone-replacement products. In November 2008, the State of Nevada filed an action against Pfizer, Pharmacia & Upjohn Company and Wyeth in state court in Nevada alleging that they had engaged in deceptive marketing of their respective hormone-replacement therapy medications in Nevada in violation of the Nevada Deceptive Trade Practices Act. The action seeks monetary relief, including civil penalties and treble damages. In February 2010, the action was dismissed by the court on the grounds that the statute of limitations had expired. In July 2011, the Nevada Supreme Court reversed the dismissal and remanded the case to the district court for further proceedings.

Zoloft and Effexor
A number of individual lawsuits, as well as a multi-plaintiff lawsuit with respect to Effexor, have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingesting of Zoloft or Effexor.

Neurontin
A number of lawsuits, including purported class actions, have been filed against us in various federal and state courts alleging claims arising from the promotion and sale of Neurontin. The plaintiffs in the purported class actions seek to represent nationwide and certain statewide classes consisting of persons, including individuals, health insurers, employee benefit plans and other third-party payers, who purchased or reimbursed patients for the purchase of Neurontin that allegedly was used for indications other than those included in the product labeling approved by the FDA. In 2004, many of the suits pending in federal courts, including individual actions as well as purported class actions, were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Neurontin Marketing, Sales Practices and Product Liability Litigation MDL-1629) in the U.S. District Court for the District of Massachusetts. Purported class actions also have been filed against us in various Canadian provincial courts alleging claims arising from the promotion and sale of Neurontin and generic gabapentin.

In the Multi-District Litigation, in 2009, the court denied the plaintiffs’ renewed motion for certification of a nationwide class of all consumers and third-party payers who allegedly purchased or reimbursed patients for the purchase of Neurontin for off-label uses from 1994 through 2004. The plaintiffs have filed a motion for reconsideration. Although the court has not yet ruled on the motion for reconsideration, in December 2010, the court partially granted the Company’s motion for summary judgment, dismissing the claims of all of the proposed class representatives for third-party payers and two of the six proposed class representatives for individual consumers. One of the proposed class representatives for third-party payers has filed a motion for reconsideration.

Plaintiffs are seeking certification of statewide classes of Neurontin purchasers in actions pending in California, Illinois and Oklahoma. State courts in New York, Pennsylvania, Missouri and New Mexico have declined to certify statewide classes of Neurontin purchasers.

In January 2011, the U.S. District Court for the District of Massachusetts entered an order affirming a jury verdict against us in an action by a third-party payer seeking damages for the alleged off-label promotion of Neurontin in violation of the RICO Act and California’s Unfair Trade Practices law. The verdict was for $47.4 million, which is subject to automatic trebling to $142.2 million under the RICO Act. In November 2010, the court had entered a separate verdict against us in the amount of $65.4 million under California’s Unfair Trade Practices law relating to the same alleged conduct, which amount is included within and is not additional to the $142.2 million trebled amount of the jury verdict. In August 2011, we appealed the District Court's judgment to the U.S. Court of Appeals for the First Circuit.

A number of individual lawsuits have been filed against us in various U.S. federal and state courts and in certain other countries alleging suicide, attempted suicide and other personal injuries as a result of the purported ingesting of Neurontin. Certain of the U.S. federal actions have been transferred for consolidated pre-trial proceedings to the same Multi-District Litigation referred to in the first paragraph of this section. In addition, in February 2010 in a proceeding pending in Ontario, Canada, the court certified a class consisting of all persons in Canada, except in Quebec, who purchased and ingested Neurontin prior to August 2004. The plaintiffs claim that Pfizer failed to provide adequate warning of the alleged risks of personal injury associated with Neurontin.  The parties have jointly sought court approval to include in this proceeding two purported province-wide class actions pending in Quebec that include substantially similar allegations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation MDL-1479) that consolidates three actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 and who also purchased generic gabapentin after it became available.  The complaints allege that Pfizer and Warner-Lambert engaged in anticompetitive conduct in violation of the Sherman Act that included, among other things, submitting applications for listing in the Orange Book and prosecuting and enforcing certain patents relating to Neurontin, as well as engaging in off-label marketing of Neurontin.  Plaintiffs seek compensatory damages, which may be subject to trebling.

Lipitor
In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges that, through patient and medical education programs, written materials and other actions aimed at doctors, consumers, payers and investors, the Company promoted Lipitor for use by certain patients contrary to national cholesterol guidelines that plaintiff claims are a part of the labeled indications for the product.  Plaintiff alleges violations of the Federal Civil False Claims Act and the false claims acts of certain states and seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of the Federal Civil False Claims Act, the Civil Rights Act of 1964 and applicable New York law, for raising concerns about the alleged off-label promotion of Lipitor and about alleged instances of sexual harassment in the workplace, and he seeks damages and the reinstatement of his employment. In 2009, the court dismissed without prejudice the claims alleging violations of the Federal Civil False Claims Act and the false claims acts of certain states. In 2010, plaintiff filed an amended complaint containing allegations concerning violations of the Federal Civil False Claims Act and the false claims acts of certain states that are substantially similar to the allegations in the original complaint.

Chantix/Champix
A number of individual lawsuits have been filed against us in various federal and state courts alleging suicide, attempted suicide and other personal injuries as a result of the purported ingesting of Chantix, as well as economic loss. Plaintiffs in these actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Chantix. In October 2009, the federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Chantix (Varenicline) Products Liability Litigation MDL-2092) in the U.S. District Court for the Northern District of Alabama.

Beginning in December 2008, purported class actions were filed against us in the Ontario Superior Court of Justice (Toronto Region), the Superior Court of Quebec (District of Montreal), the Court of Queen’s Bench of Alberta, Judicial District of Calgary, and the Superior Court of British Columbia (Vancouver Registry) on behalf of all individuals and third-party payers in Canada who have purchased and ingested Champix or reimbursed patients for the purchase of Champix. Each of these actions asserts claims under Canadian product liability law, including with respect to the safety and efficacy of Champix, and, on behalf of the putative class, seeks monetary relief, including punitive damages. The actions in Quebec, Alberta and British Columbia have been stayed pending the decision regarding class certification in the Ontario action.

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

In July 2010, a related action was filed in the U.S. District Court for the Southern District of New York against Elan Corporation (Elan), certain directors and officers of Elan, and Pfizer, as successor to Wyeth.  Elan participated in the development of bapineuzumab until September 2009. The complaint alleges that Elan, Wyeth and the individual defendants violated federal securities laws by making or causing Elan to make false and misleading statements, and by failing to disclose or causing Elan to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab. The plaintiff seeks to represent a class consisting of all persons who purchased Elan call options from June 17, 2008 through July 29, 2008 and seeks damages in an unspecified amount on behalf of the purported class. In June 2011, the court granted Pfizer’s and Elan’s motions to dismiss the complaint. In July 2011, the plaintiffs filed a supplemental memorandum setting forth the bases that they believed supported amendment of the complaint. In August 2011, the court dismissed the complaint with prejudice.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thimerosal
Wyeth is a defendant in a number of suits by or on behalf of vaccine recipients alleging that exposure through vaccines to cumulative doses of thimerosal, a preservative used in certain childhood vaccines formerly manufactured and distributed by Wyeth and other vaccine manufacturers, caused severe neurological damage and/or autism in children.  While several suits were filed as purported nationwide or statewide class actions, all of the purported class actions have been dismissed, either by the courts or voluntarily by the plaintiffs. In addition to the suits alleging injury from exposure to thimerosal, certain of the cases were brought by parents in their individual capacities for, among other things, loss of services and loss of consortium of the injured child.

The National Childhood Vaccine Injury Act (the Vaccine Act) requires that persons alleging injury from childhood vaccines first file a petition in the U.S. Court of Federal Claims asserting a vaccine-related injury.  At the conclusion of that proceeding, petitioners may bring a lawsuit against the manufacturer in federal or state court, provided that they have satisfied certain procedural requirements.  Also under the terms of the Vaccine Act, if a petition has not been adjudicated by the U.S. Court of Federal Claims within a specified time period after filing, the petitioner may opt out of the proceeding and pursue a lawsuit against the manufacturer by following certain procedures.  Some of the vaccine recipients who have sued Wyeth to date may not have satisfied the conditions to filing a lawsuit that are mandated by the Vaccine Act. The claims brought by parents for, among other things, loss of services and loss of consortium of the injured child are not covered by the Vaccine Act.

In 2002, the Office of Special Masters of the U.S. Court of Federal Claims established an Omnibus Autism Proceeding with jurisdiction over petitions in which vaccine recipients claim to suffer from autism or autism spectrum disorder as a result of receiving thimerosal-containing childhood vaccines and/or the measles, mumps and rubella (MMR) vaccine.  There currently are several thousand petitions pending in the Omnibus Autism Proceeding.  Special masters of the court have heard six test cases on petitioners’ theories that either thimerosal-containing vaccines in combination with the MMR vaccine or thimerosal-containing vaccines alone can cause autism or autism spectrum disorder.

●
In February 2009, special masters of the U.S. Court of Federal Claims rejected the three cases brought on the theory that a combination of MMR and thimerosal-containing vaccines caused petitioners’ conditions. After these rulings were affirmed by the U.S. Court of Federal Claims, two of them were appealed by petitioners to the U.S. Court of Appeals for the Federal Circuit. In 2010, the Federal Circuit affirmed the decisions of the special masters in both of these cases.

●
In March 2010, special masters of the U.S. Court of Federal Claims rejected the three additional test cases brought on the theory that thimerosal-containing vaccines alone caused petitioners’ conditions. Petitioners did not seek review by the U.S. Court of Federal Claims of the decisions of the special masters in these latter three test cases, and judgments were entered dismissing the cases in April 2010.

●	Petitioners in each of the six test cases have filed an election to bring a civil action.

Pristiq
In late 2007 and early 2008, the following actions were filed in various federal courts: (i) a purported class action alleging that Wyeth and certain former officers of Wyeth violated federal securities laws by misrepresenting the safety of Pristiq during the period before the FDA’s issuance in July 2007 of an “approvable letter” for Pristiq for the treatment of vasomotor symptoms, which allegedly caused a decline in the price of Wyeth stock; (ii) a shareholder derivative action alleging that certain former officers of Wyeth and certain former directors of Wyeth, two of whom are now directors of Pfizer, breached fiduciary duties and violated federal securities laws by virtue of the aforementioned alleged misrepresentation; and (iii) a purported class action against Wyeth, the Wyeth Savings Plan Committee, the Wyeth Savings Plan-Puerto Rico Committee, the Wyeth Retirement Committee and certain former Wyeth officers and committee members alleging that they violated certain provisions of ERISA by maintaining Wyeth stock as an investment alternative under certain Wyeth plans notwithstanding their alleged knowledge of the aforementioned alleged misrepresentation.

The U.S. District Court for the Southern District of New York dismissed the ERISA action and denied the plaintiff’s motion to amend the complaint in March and August 2010, respectively. In September 2010, the plaintiff appealed both of those rulings to the U.S. Court of Appeals for the Second Circuit. In November 2010, the plaintiff withdrew the appeal, but reserved the right to reinstate the appeal by September 2011. In addition, in January 2011, the shareholder derivative action was voluntarily dismissed by the plaintiff.  The purported securities class action remains pending.

Rebif
We have an exclusive collaboration agreement with EMD Serono, Inc. (Serono) to co-promote Rebif, a treatment for multiple sclerosis, in the U.S. In August 2011, Serono filed a complaint in the Philadelphia Court of Common Pleas seeking a declaratory judgment that we are not entitled to a 24-month extension of the Rebif co-promotion agreement, which otherwise would terminate at the end of 2013. We disagree with Serono's interpretation of the agreement and believe that we have the right to extend the agreement to the end of 2015.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C.  Commercial and Other Matters

Acquisition of Wyeth
In 2009, a number of retail pharmacies in California brought an action against Pfizer and Wyeth in the U.S. District Court for the Northern District of California. The plaintiffs allege, among other things, that our acquisition of Wyeth violated various federal antitrust laws by creating a monopoly in the manufacture, distribution and sale of prescription drugs in the U.S. In April 2010, the District Court granted our motion to dismiss the second amended complaint. In May 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal by the District Court and, in June 2011, it denied plaintiffs’ petition for a rehearing.

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

Average Wholesale Price Litigation
A number of states as well as most counties in New York have sued Pharmacia, Pfizer and other pharmaceutical manufacturers alleging that they provided average wholesale price (AWP) information for certain of their products that was higher than the actual prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. The plaintiffs claim that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. In addition to suing on their own behalf, many of the plaintiff states seek to recover on behalf of individual Medicare Part B co-payers and private-sector insurance companies and medical plans in their states. These various actions generally assert fraud claims as well as claims under state deceptive trade practice laws, and seek monetary and other relief, including civil penalties and treble damages.  Several of the suits also allege that Pharmacia and/or Pfizer did not report to the states their best price for certain products under the Medicaid program.

In addition, Pharmacia, Pfizer and other pharmaceutical manufacturers are defendants in a number of purported class action suits in various federal and state courts brought by employee benefit plans and other third-party payers that assert claims similar to those in the state and county actions. These suits allege, among other things, fraud, unfair competition and unfair trade practices and seek monetary and other relief, including civil penalties and treble damages.

All of these state, county and purported class action suits were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pharmaceutical Industry Average Wholesale Price Litigation MDL-1456) in the U.S. District Court for the District of Massachusetts. Certain of the state and private suits have been remanded to their respective state courts. In 2006, the claims against Pfizer in the Multi-District Litigation were dismissed with prejudice; the claims against Pharmacia are still pending.

In 2008, the court in the Multi-District Litigation granted preliminary approval with respect to the fairness of a proposed settlement of the claims against 11 defendants, including Pharmacia, for a total of $125 million. It is expected that the court will consider final approval of the settlement later this year. If the settlement is approved, Pharmacia’s contribution would not be material.

In addition, Wyeth is a defendant in AWP actions brought by certain states, which are not included in the Multi-District Litigation, as well as AWP actions brought by most counties in New York, almost all of which are included in the Multi-District Litigation. Wyeth also is a defendant in a purported class action in state court in New Jersey brought by two union health and welfare plans on behalf of a putative class consisting of third-party payers, certain consumers and Medicare beneficiaries. These actions against Wyeth would not be included in the proposed settlement referred to in the previous paragraph.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Monsanto-Related Matters
In 1997, Monsanto Company (Former Monsanto) contributed certain chemical manufacturing operations and facilities to a newly formed corporation, Solutia Inc. (Solutia), and spun off the shares of Solutia. In 2000, Former Monsanto merged with Pharmacia & Upjohn Company to form Pharmacia Corporation (Pharmacia). Pharmacia then transferred its agricultural operations to a newly created subsidiary, named Monsanto Company (New Monsanto), which it spun off in a two-stage process that was completed in 2002. Pharmacia was acquired by Pfizer in 2003 and is now a wholly owned subsidiary of Pfizer.

In connection with its spin-off that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities related to Pharmacia’s former agricultural business. New Monsanto is defending and indemnifying Pharmacia for various claims and litigation arising out of, or related to, the agricultural business.

In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto's chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations related to Former Monsanto’s chemical businesses are limited to sites that Solutia has owned or operated.  In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto's chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia's and New Monsanto's assumption of and agreement to indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto's chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls.

Trade Secrets Action in California
In 2004, Ischemia Research and Education Foundation (IREF) and its chief executive officer brought an action in California Superior Court, Santa Clara County, against a former IREF employee and Pfizer. Plaintiffs allege that defendants conspired to misappropriate certain information from IREF’s allegedly proprietary database in order to assist Pfizer in designing and executing a clinical study of a Pfizer drug. In 2008, the jury returned a verdict for compensatory damages of approximately $38.7 million. In March 2009, the court awarded prejudgment interest, but declined to award punitive damages. In July 2009, the court granted our motion for a new trial and vacated the jury verdict.

Trimegestone
Aventis filed a breach of contract action against Wyeth in the Commercial Court of Nanterre in France arising out of the December 2003 termination by Wyeth of an October 2000 agreement between Wyeth and Aventis relating to the development of hormone-therapy drugs utilizing Aventis’s trimegestone (TMG) progestin.  Aventis alleges that the termination was improper and seeks monetary damages.  In 2009, a three-judge tribunal rendered its decision in favor of Wyeth. In May 2010, the Versailles Court of Appeals reversed the Commercial Court’s decision and appointed experts to hear evidence and make a recommendation to the Court of Appeals concerning damages. In August 2010, Wyeth filed a notice of appeal of the Court of Appeals’ decision with the Supreme Court of France. Notwithstanding the appeal, the damage proceeding by the experts appointed by the Court of Appeals is continuing.

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation's discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D.  Government Investigations

Like other pharmaceutical companies, we are subject to extensive regulation by national, state and local government agencies in the U.S. and in the other countries in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Among the investigations by government agencies are those discussed below. It is possible that criminal charges and substantial fines and/or civil penalties could result from government investigations, including but not limited to those discussed below.

The Company has voluntarily provided the DOJ and the U.S. Securities and Exchange Commission (SEC) with information concerning potentially improper payments made by Pfizer and by Wyeth in connection with certain sales activities outside the U.S. We are in discussions with the DOJ and SEC regarding a resolution of these matters. In addition, certain potentially improper payments and other matters are the subject of investigations by government authorities in certain foreign countries, including a civil and criminal investigation in Germany with respect to certain tax matters relating to a wholly owned subsidiary of Pfizer.

The DOJ is conducting civil and criminal investigations regarding Wyeth’s promotional practices with respect to Protonix and its practices relating to the pricing for Protonix for Medicaid rebate purposes. In connection with the pricing investigation, in 2009, the DOJ filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleges that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006 violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed and the complaints include substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ. We are exploring with the DOJ various ways to resolve its civil and criminal investigations relating to Protonix.

The U.S. Attorney’s Office for the Western District of Oklahoma is conducting a civil and criminal investigation with respect to Wyeth’s promotional practices relating to Rapamune. In addition, in October 2010, the federal government was permitted to intervene in a qui tam action, which alleges off-label promotion of Rapamune, that was pending in the U.S. District Court for the Eastern District of Pennsylvania. In December 2010, the qui tam action was transferred to the Western District of Oklahoma, where it was consolidated with the proceedings underway there. We are exploring with the U.S. Attorney’s Office various ways to resolve this matter.

We have received civil investigative demands and informal inquiries from the consumer protection divisions of several states seeking information and documents concerning the promotion of Lyrica and Zyvox. These requests appear to relate to the same past promotional practices concerning these products that were the subject of previously reported settlements in September 2009 with the DOJ and the Medicaid fraud control units of various states. We are exploring with the coalition of states various ways to resolve this matter.

E.  Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 3, 2011, recorded amounts for the estimated fair value of these indemnifications were not significant.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Segment, Product and Geographic Area Information

A. Segment Information

We manage our operations through five operating segments––Primary Care (PC), Specialty Care and Oncology (SC&O), Established Products and Emerging Markets (EP&EM), Animal Health and Consumer Healthcare (AH&CH) and Nutrition (Nutri). Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and IPR&D projects that generally have achieved proof-of-concept.

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

●
Specialty Care––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: antibacterials, antifungals, antivirals, bone, inflammation, growth hormones, multiple sclerosis, ophthalmology, pulmonary arterial hypertension, psychosis and vaccines. Examples of products in this unit include Enbrel, Genotropin, Geodon, the Prevnar/Prevenar franchise, Xalatan and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in emerging markets and those that are managed by the Established Products unit.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●
Nutrition operating segment (Nutri)––generally includes revenues and earnings, as defined by management, from a full line of infant and toddler nutritional products sold outside of the U.S. and Canada.

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

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

●
Worldwide Research and Development (WRD), which is generally responsible for human health research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based platform services, which provide technical expertise and other services to the various research and development projects.

●
Pfizer Medical, which is responsible for all human-health-related regulatory submissions and interactions with regulatory agencies. This organization is also responsible for the collection, evaluation and reporting of all safety event information related to our human health products and for conducting clinical trial audits and readiness reviews and for providing Pfizer-related medical information to healthcare providers.

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

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $196 billion at July 3, 2011 and approximately $195 billion at December 31, 2010.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain information by operating segment follows:
	Revenues		R&D Expenses		Earnings(a)
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Three Months Ended:
Primary Care	$5,870	$5,923	$304	$413	$3,811	$4,054
Specialty Care and Oncology	4,038	4,118	375	377	2,586	2,729
Established Products and Emerging Markets	4,732	4,980	79	65	2,475	2,924
Animal Health and Consumer Healthcare	1,776	1,571	105	97	514	482
Total reportable segments	16,416	16,592	863	952	9,386	10,189
Nutrition and other business activities(b)	568	540	868	849	(759)	(728)
Reconciling Items:
Corporate(c)	––	––	328	375	(1,647)	(1,654)
Purchase accounting adjustments(d)	––	––	––	5	(1,736)	(2,100)
Acquisition-related costs(e)	––	––	––	––	(595)	(1,101)
Certain significant items(f)	––	––	178	––	(658)	(95)
Other unallocated(g)	––	––	––	––	(309)	(585)
	$16,984	$17,132	$2,237	$2,181	$3,682	$3,926
Six Months Ended:
Primary Care	$11,311	$11,789	$627	$775	$7,357	$8,137
Specialty Care and Oncology	8,276	8,002	722	741	5,459	5,390
Established Products and Emerging Markets	9,277	9,736	135	97	4,965	5,916
Animal Health and Consumer Healthcare	3,503	3,080	207	203	1,003	879
Total reportable segments	32,367	32,607	1,691	1,816	18,784	20,322
Nutrition and other business activities(b)	1,119	1,101	1,724	1,769	(1,481)	(1,521)
Reconciling Items:
Corporate(c)	––	––	661	782	(3,307)	(3,533)
Purchase accounting adjustments(d)	––	––	––	15	(3,521)	(4,939)
Acquisition-related costs(e)	––	––	4	20	(1,170)	(1,900)
Certain significant items(f)	––	––	248	––	(1,866)	(278)
Other unallocated(g)	––	––	––	––	(639)	(1,076)
	$33,486	$33,708	$4,328	$4,402	$6,800	$7,075
(a)	Income from continuing operations before provision for taxes on income.
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
(e)
Acquisition-related costs can include costs associated with acquiring businesses and, integrating and restructuring acquired businesses, such as transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring (see Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity for additional information).

(f)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our cost-reduction and productivity initiatives that are not associated with an acquisition, the impact of certain tax and/or legal settlements and certain asset impairments.

For the second quarter of 2011, certain significant items related to (a) R&D expenses, representing implementation costs and additional depreciation––asset restructuring associated with our cost-reduction and productivity initiatives that are not associated with an acquisition and (b) earnings, including: (i) restructuring charges and implementation costs associated with our cost-reduction and productivity initiatives that are not associated with an acquisition of $256 million, (ii) charges for certain legal matters of $53 million, (iii) certain asset impairment charges of $332 million and (iv) other charges of $17 million (see Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity and Note 6. Other (Income)/Deductions––Net for additional information).

For the second quarter of 2010, certain significant items related to earnings included: (i) asset impairment charges of $200 million and (ii) other income of $105 million.

For the first six months of 2011, certain significant items related to (a) R&D expenses, representing implementation costs and additional depreciation––asset restructuring associated with our cost-reduction and productivity initiatives that are not associated with an acquisition and (b) earnings, including: (i) restructuring charges and implementation costs associated with our cost-reduction and productivity initiatives that are not associated with an acquisition of $828 million, (ii) charges for certain legal matters of $525 million, (iii) certain asset impairment charges of $489 million and (iv) other charges of $24 million (see Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity and Note 6. Other (Income)/Deductions––Net for additional information).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the first six months of 2010, certain significant items included: (i) asset impairment charges of $200 million, (ii) charges for certain legal matters of $142 million, and (iii) other income of $64 million.

(g)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

B. Product Information

Significant product revenues follow:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenues from biopharmaceutical products:
Lipitor	$2,591	$2,813	$4,976	$5,570
Prevnar/Prevenar 13	821	569	1,817	855
Enbrel(a)	914	808	1,784	1,610
Lyrica	908	762	1,734	1,485
Celebrex	622	604	1,213	1,174
Viagra	495	491	965	970
Norvasc	375	422	731	790
Xalatan/Xalacom	291	449	683	871
Zyvox	325	299	644	591
Sutent	296	255	572	514
Premarin family	255	260	490	516
Geodon/Zeldox	258	247	490	501
Detrol/Detrol LA	230	260	455	521
Genotropin	230	233	439	439
Chantix/Champix	190	170	389	359
Vfend	192	207	387	395
Effexor XR	168	621	372	1,337
Zosyn/Tazocin	162	230	341	494
BeneFIX	176	164	340	318
Prevnar/Prevenar (7-valent)	155	331	308	851
Caduet	143	126	285	261
Zoloft	146	144	281	264
Pristiq	147	113	276	223
Medrol	135	113	256	222
Revatio	130	122	253	236
Zithromax/Zmax	114	110	242	213
ReFacto AF/Xyntha	123	98	240	188
Aromasin	95	122	209	250
Aricept(b)	106	103	205	210
Cardura	101	110	197	217
BMP2	101	99	194	197
Rapamune	100	97	189	188
Fragmin	97	84	188	174
Tygacil	75	88	148	172
Protonix	44	174	103	332
Alliance revenues(c)	875	1,061	1,759	2,065
All other biopharmaceutical products	2,454	2,062	4,709	3,954
Total revenues from biopharmaceutical products	14,640	15,021	28,864	29,527
Revenues from other products:
Animal Health	1,055	893	2,037	1,739
Consumer Healthcare	721	678	1,466	1,341
Nutrition	493	476	963	934
Pfizer CentreSource	75	64	156	167
Total revenues	$16,984	$17,132	$33,486	$33,708
(a)	Outside the U.S. and Canada.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Geographic Area Information

Revenues by geographic area follow:
	Three Months Ended			Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	% Change	July 3, 2011	July 4, 2010	% Change

Revenues
United States	$6,700	$7,333	(9)	$13,724	$14,598	(6)
Developed Europe(a)	4,265	4,056	5	8,149	8,317	(2)
Developed Rest of World(b)	2,673	2,693	(1)	5,219	4,995	4
Emerging Markets(c)	3,346	3,050	10	6,394	5,798	10
Total Revenues	$16,984	$17,132	(1)	$33,486	$33,708	(1)
(a)	Developed Europe region includes the following markets: Western Europe and the Scandinavian countries.
(b)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand and South Korea.
(c)	Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of July 3, 2011, the related condensed consolidated statements of income for the three-month and six-month periods ended July 3, 2011, and July 4, 2010, and the related condensed consolidated statements of cash flows for the six-month periods ended July 3, 2011, and July 4, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 11, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance, Operating Environment and Outlook. This section, beginning on page 42, provides information about the following: our business; our performance during the second quarter and first six months of 2011; our operating environment; our business development initiatives; our financial guidance for 2011; and our financial targets for 2012.

●	Analysis of Our Condensed Consolidated Statements of Income. This section begins on page 49, and consists of the following sub-sections:

o
Revenues. This sub-section, beginning on page 49, provides an analysis of our products and revenues for the second quarter and first six months of 2011 and 2010, as well as an overview of research and development expenses and important product developments.

o	Costs and Expenses. This sub-section, beginning on page 63, provides a discussion about our costs and expenses.

o	Provision for Taxes on Income. This sub-section, on page 66, provides a discussion of items impacting our tax provision for the periods presented.

o	Adjusted Income. This sub-section, beginning on page 67, provides a discussion of an alternative view of performance used by management.

●	Analysis of Our Condensed Consolidated Balance Sheets. This section, on page 71, provides a discussion of changes in certain balance sheet accounts.

●	Analysis of Our Condensed Consolidated Statements of Cash Flows. This section, on page 71, provides an analysis of our cash flows for the first six months of 2011 and 2010.

●
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 72, provides an analysis of our financial assets and liabilities as of July 3, 2011 and December 31, 2010 and a discussion of our outstanding debt and commitments that existed as of July 3, 2011 and December 31, 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards. This section, on page 74, discusses recently adopted accounting standards.

●
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 74, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, in-line products and product candidates, and share-repurchase and dividend-rate plans. Such forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Also included in this section is a discussion of legal proceedings and contingencies.

Components of the Condensed Consolidated Statements of Income follow:
	Three Months Ended				Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	July 3, 2011	July 4, 2010	% Change		July 3, 2011	July 4, 2010	% Change
Revenues	$16,984	$17,132	(1	) %	$33,486	$33,708	(1	) %

Cost of sales	3,805	3,684	3		7,498	7,886	(5)
% of revenues	22.4%	21.5%			22.4%	23.4%

Selling, informational and administrative expenses	4,973	4,774	4		9,476	9,177	3
% of revenues	29.3%	27.9%			28.3%	27.2%

Research and development expenses	2,237	2,181	3		4,328	4,402	(2)
% of revenues	13.2%	12.7%			12.9%	13.1%

Amortization of intangible assets	1,395	1,407	(1)		2,771	2,816	(2)
% of revenues	8.2%	8.2%			8.3%	8.4%

Acquisition-related in-process research and development charges	––	––	––		––	74	(100)
% of revenues	––%	––%	––		––%	0.2%

Restructuring charges and certain acquisition-related costs	479	885	(46)		1,373	1,591	(14)
% of revenues	2.8%	5.2%			4.1%	4.7%

Other deductions––net	413	275	50		1,240	687	80

Income from continuing operations before provision for taxes on income	3,682	3,926	(6)		6,800	7,075	(4)
% of revenues	21.7%	22.9%			20.3%	21.0%

Provision for taxes on income	1,094	1,472	(26)		1,988	2,607	(24)

Effective tax rate	29.7%	37.5%			29.2%	36.9%

Income from continuing operations	2,588	2,454	5		4,812	4,468	8
% of revenues	15.2%	14.3%			14.4%	13.3%

Discontinued operations––net of tax	30	31	(3)		40	52	(23)

Net income before allocation to noncontrolling interests	2,618	2,485	5		4,852	4,520	7
% of revenues	15.4%	14.5%			14.5%	13.4%

Less: Net income attributable to noncontrolling interests	8	10	(20)		20	19	5
Net income attributable to Pfizer Inc.	$2,610	$2,475	5		$4,832	$4,501	7

% of revenues	15.3%	14.4%			14.4%	13.4%

Earnings per common share––basic: (a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.30	10		$0.60	$0.55	9
Discontinued operations––net of tax	––	––	––		0.01	0.01	––
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.31	6		$0.61	$0.56	9

Earnings per common share––diluted: (a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.33	$0.30	10		$0.60	$0.55	9
Discontinued operations––net of tax	––	––	––		0.01	0.01	––
Net income attributable to Pfizer Inc. common shareholders	$0.33	$0.31	6		$0.61	$0.56	9

Cash dividends paid per common share	$0.20	$0.18	11		$0.40	$0.36	11
(a)	EPS amounts may not add due to rounding.

*	Calculation not meaningful.
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

On January 31, 2011, we completed the tender offer for all of the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of King Pharmaceuticals, Inc.). Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. Therefore, in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the six months ended July 3, 2011 reflect approximately five months of King’s U.S. operations and approximately four months of King’s international operations.

In July 2011, we announced our decision to explore strategic alternatives for our Animal Health and Nutrition businesses, which may include, among others, a full or partial separation of each of these businesses from Pfizer through a spin-off, sale or other transaction (see the “Our Business Development Initiatives” section of this MD&A).

Our 2011 Performance

Revenues in the second quarter of 2011 were $17.0 billion, compared to $17.1 billion in the same period in 2010. The decline was due to:

●	lower revenues of $1.5 billion, or 9%, due to the impact of the loss of exclusivity for several biopharmaceutical products in certain geographies; and

●	a reduction in revenues of $158 million, or 1%, due to U.S. healthcare reform,

largely offset by:

●	growth in certain key products, such as the Prevenar franchise, Lyrica and Enbrel, among others;

●	the favorable impact of foreign exchange, which increased revenues by approximately $740 million, or 4%; and

●	the inclusion of revenues from legacy King products of $357 million, which favorably impacted revenues by 2%.

Revenues in the first six months of 2011 were $33.5 billion, compared to $33.7 billion in the same period in 2010. The decline was due to:

●	lower revenues of $2.6 billion, or 8%, due to the impact of the loss of exclusivity for several biopharmaceutical products in certain geographies; and

●	a reduction in revenues of $324 million, or 1%, due to U.S. healthcare reform,

largely offset by:

●	growth in certain key products, such as the Prevenar franchise, Lyrica and Enbrel, among others;

●	the favorable impact of foreign exchange, which increased revenues by approximately $837 million, or 2%; and

●	the inclusion of revenues from legacy King products of $581 million, which favorably impacted revenues by 2%.

The significant impacts on revenues for the second quarter and first six months of 2011, compared to the same periods in 2010, are as follows:
(millions of dollars)	July 3, 2011 vs. July 4, 2010 Worldwide Incr./(Decr.)	% Change Worldwide	% Change U.S.	% Change International

For the Three Months Ended:
Prevnar/Prevenar 13	$252	44	(11)	*
Lyrica	146	19	2	35
Enbrel (outside the U.S. and Canada)	106	13	-	13
Sutent	41	16	15	17
Pristiq	34	30	22	86
Zyvox	26	9	4	14
ReFacto AF/Xyntha	25	26	(6)	33
Celebrex	18	3	(2)	12
Zithromax/Zmax	4	4	200	––
Geodon/Zeldox	11	4	5	––
Premarin family	(5)	(2)	(4)	18
Detrol/Detrol LA	(30)	(12)	(18)	1
Norvasc	(47)	(11)	(18)	(11)
Zosyn/Tazocin	(68)	(30)	(43)	(4)
Xalatan/Xalacom(a)	(158)	(35)	(91)	(7)
Protonix(a)	(130)	(75)	(75)	––
Prevnar/Prevenar (7-valent)	(176)	(53)	(100)	(48)
Lipitor(a)	(222)	(8)	8	(21)
Effexor XR(a)	(453)	(73)	(89)	(12)
Alliance revenues(a)	(186)	(18)	(33)	19
All other biopharmaceutical products(b)	392	19	91	1
Animal Health products	162	18	15	20
Consumer Healthcare products	43	6	(3)	15

For the Six Months Ended:
Prevnar/Prevenar 13	$962	113	56	*
Lyrica	249	17	3	30
Enbrel (outside the U.S. and Canada)	174	11	-	11
Sutent	58	11	7	13
Pristiq	53	24	15	96
Zyvox	53	9	5	13
ReFacto AF/Xyntha	52	28	10	32
Celebrex	39	3	(2)	13
Zithromax/Zmax	29	14	117	11
Geodon/Zeldox	(11)	(2)	(2)	(4)
Premarin family	(26)	(5)	(6)	9
Norvasc	(59)	(7)	(25)	(7)
Detrol/Detrol LA	(66)	(13)	(19)	––
Zosyn/Tazocin	(153)	(31)	(41)	(10)
Xalatan/Xalacom(a)	(188)	(22)	(49)	(7)
Protonix(a)	(229)	(69)	(69)	––
Prevnar/Prevenar (7-valent)	(543)	(64)	(100)	(52)
Lipitor(a)	(594)	(11)	4	(23)
Effexor XR(a)	(965)	(72)	(86)	(14)
Alliance revenues(a)	(306)	(15)	(28)	18
All other biopharmaceutical products(b)	755	19	87	1
Animal Health products	298	17	21	15
Consumer Healthcare products	125	9	6	13
(a)	Xalatan lost exclusivity in the U.S. in March 2011. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. Lipitor lost exclusivity in Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010. Effexor XR lost exclusivity in the U.S. in July 2010. We lost exclusivity for Aricept 5mg and 10mg tablets, which are included in Alliance revenues, in November 2010.
(b)	Relates to “All other biopharmaceutical products” category included in the “Selected Revenues from Biopharmaceutical Products” table presented in this MD&A.
*	Calculation not meaningful.

Income from continuing operations for the second quarter of 2011 was $2.6 billion, compared to $2.5 billion in the second quarter of 2010, and $4.8 billion in the first six months of 2011, compared to $4.5 billion in the first six months of 2010, reflecting, in addition to the factors discussed above relating to Revenues:

●	lower purchase accounting adjustments and acquisition-related costs associated with the Wyeth acquisition; and

●
a decrease in the effective tax rate to approximately 30% in the second quarter of 2011 from approximately 38% in the second quarter of 2010 and to approximately 29% in first six months of 2011 from approximately 37% in the first six months of 2010 (see discussion in the “Provision for Taxes” section of this MD&A), partially offset by:

●	higher charges related to our non-acquisition related cost-reduction and productivity initiatives; and

●
higher legal charges in the first six months of 2011 related to hormone-replacement therapy litigation (see Notes to Condensed Consolidated Financial Statements––Note 6. Other (Income)/Deductions––Net and Note 14. Legal Proceedings and Contingencies).

Our Operating Environment

U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation), was enacted in the U.S. As explained more fully in Pfizer’s 2010 Annual Report on Form 10-K, this legislation has both current and longer-term impacts on us.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

●	approximately $158 million in the second quarter of 2011 and approximately $324 million in the first six months of 2011, recorded as a reduction to Revenues; and

●
approximately $69 million in the second quarter of 2011 and approximately $138 million in the first six months of 2011, recorded in Selling, informational and administrative expenses, related to the annual fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (the total fee to be paid each year by the pharmaceutical industry will increase annually through 2018). We are recording the annual fee ratably throughout the year.

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

In the U.S., we lost exclusivity for Effexor XR in July 2010, for Aricept 5mg and 10mg tablets in November 2010, for Vfend tablets in February 2011 and for Xalatan in March 2011. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. We lost exclusivity for Lipitor in Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010. In addition, the basic patent for Vfend tablets in Brazil expired in January 2011. We also lost exclusivity for Aromasin in the U.S. in April 2011 and in the European Union (EU) in July 2011, and the patent for Aromasin in Japan expired in July 2011.

In addition:

●
We expect to lose exclusivity for Xalatan and Xalacom in 15 major European markets in January 2012. The exclusivity period in these markets was extended from July 2011 to January 2012 as a result of pediatric extensions; and

●	We expect to lose exclusivity for Lipitor and Caduet in the U.S. in November 2011 (see additional Lipitor discussion below).

We expect that we will lose exclusivity for Lipitor in the U.S. in November 2011 and, as a result, will lose the substantial portion of our U.S. revenues from Lipitor shortly thereafter. We have granted Watson Laboratories, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which is expected to commence in November 2011. As Watson’s exclusive supplier, we will manufacture and sell generic atorvastatin tablets to Watson. In markets outside the U.S., Lipitor has lost exclusivity in certain countries and will lose exclusivity at various times in certain other countries. We expect to maintain a significant portion of the Lipitor revenues overall in developed markets outside the U.S. through 2011. In addition, the exclusivity period for Lipitor in the majority of major European markets has been extended by six months to May 2012 as a result of pediatric extensions. Although the loss of exclusivity for Lipitor in Brazil and Mexico in 2010 is adversely impacting Lipitor revenues in emerging markets in 2011, we do not expect that Lipitor revenues in emerging markets will be materially impacted by the loss of exclusivity over the next several years. In 2010, revenues from Lipitor were approximately $5.3 billion in the U.S. (approximately 18% of our total 2010 U.S. revenues) and approximately $5.4 billion in markets outside the U.S. (approximately 14% of our total 2010 international revenues, of which approximately $900 million was attributable to emerging markets).

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

In August 2011, the federal Budget Control Act of 2011 (the Act) was enacted in the U.S. The Act includes provisions to raise the U.S. Treasury Department’s borrowing limit, known as the debt ceiling, and provisions to reduce the federal deficit by $2.4 trillion between 2012 and 2021. Deficit-reduction targets include $900 billion of discretionary spending reductions  associated with the Department of Health and Human Services and various agencies charged with national security, but those discretionary spending reductions do not include programs such as Medicare and Medicaid or direct changes to pharmaceutical pricing, rebates or discounts. A Joint Select Committee of Congress (the Committee) will be appointed to identify the remaining $1.5 trillion of deficit reductions by December 2011. The Committee may consider all elements of discretionary and non-discretionary spending, and its recommendations could result in reduced spending under Medicare and Medicaid for prescription drugs. In addition, the Committee may determine to recommend the imposition of additional taxes. If the Committee’s recommendations identifying at least $1.2 trillion of deficit reductions are not enacted into law by January 15, 2012, then the Office of Management and Budget (OMB) will be responsible for identifying the remaining deficit reductions, which would be divided evenly between defense and non-defense spending. Under the OMB fallback review process, Social Security, Medicaid, Veteran Benefits and certain other spending categories are excluded from consideration, but reductions in  Medicare benefits may be allowed. At this time, we do not know what federal programs will be impacted by the spending reductions or what additional taxes, if any, will be imposed pursuant to the Act. Accordingly, at this time we are not able to determine the impact of such actions on our business. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs and/or any significant additional taxes imposed on us pursuant to the Act could have an adverse impact on our results of operations starting in 2012.

The Overall Economic Environment

In addition to industry-specific factors, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, during the first six months of 2011, we continued to experience pricing pressure as a result of the economic environment in Europe and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products in certain European and emerging market countries.

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

On March 11, 2011, Japan experienced a significant earthquake, followed by a tsunami and serious issues at the Fukushima nuclear facility, resulting in extensive loss of life and destruction of property. Our financial position and results of operations have not been materially impacted by these events and, notwithstanding the uncertainty caused by these events, we do not expect any such impact in the future. Accordingly, we have not revised our 2011 financial guidance or 2012 financial targets as a result of these events (see the “Our Financial Guidance for 2011” and “Our Financial Targets for 2012” sections of this MD&A). However, we will continue to evaluate the impact of these events on our operations.

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A; in Part II, Item 1A., “Risk Factors”, of this Form 10-Q; and in Part I, Item 1A, “Risk Factors”, of our 2010 Annual Report on Form 10-K.

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

●
On April 4, 2011, we announced that we entered into an agreement to sell our Capsugel business for $2.375 billion in cash. The transaction closed on August 1, 2011. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Discontinued Operations.

●
Earlier this year, we announced that we were conducting a strategic review of all of our other businesses and assets. On July 7, 2011, we announced our decisions to explore strategic alternatives for our Animal Health and Nutrition businesses that may include, among others, a full or partial separation of each of these businesses through a spin-off, sale, or other transaction.

Based on the review that we undertook, we believe these actions may create shareholder value, enable us to become a more focused organization and optimize capital allocation. Given the separate and distinct nature of Animal Health and Nutrition, we may pursue a different strategic alternative for each of these businesses. Although the timeline for each evaluation may differ, we expect to complete any transactions that may result from these evaluations in 12 to 24 months (from the announcement date of July 7, 2011), and we do not anticipate making any further announcements regarding strategic alternatives for Animal Health and Nutrition until sometime in 2012.

We will continue to assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

●
On February 7, 2011, we announced that we entered into an agreement to purchase the Ferrosan consumer healthcare business, which is principally comprised of dietary supplement products, including multivitamins, probiotics and Omega-3 fish oils. Ferrosan markets its products in the Nordic region as well as Russia and many countries in Central and Eastern Europe. The transaction, which is subject to customary closing conditions, including regulatory approval in certain jurisdictions, is expected to close in December 2011 (which falls in our first fiscal quarter of 2012 for our international operations).

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

As a result of our acquisition of King, we recorded Inventories of $338 million, Property, plant and equipment (PP&E) of $413 million, Identifiable intangible assets of $2.1 billion and Goodwill of $791 million. For additional information related to the provisional recording of assets acquired and liabilities assumed, see Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of King Pharmaceuticals, Inc.

As of the acquisition date, identifiable intangible assets included the following:

o	Developed technology rights of approximately $1.8 billion, which includes EpiPen, Thrombin, Levoxyl, Skelaxin and Flector Patch, among others.

o	IPR&D of approximately $300 million, which includes Embeda, Vanquix, Oxycodone NT and Remoxy, among others.

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

o
Amounts for intangibles, inventory and PP&E, pending finalization of valuation efforts for acquired intangible assets and inventory and the confirmation of the physical existence and condition of certain inventory and PP&E assets.

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

Our Financial Guidance for 2011

We forecast 2011 revenues of $65.2 billion to $67.2 billion, Reported diluted earnings per common share (EPS) of $1.09 to $1.24 and Adjusted diluted EPS of $2.16 to $2.26. The current exchange rates assumed in connection with the 2011 financial guidance are a blend of the actual exchange rates in effect during the first half of 2011 and the mid-July 2011 exchange rates for the remainder of the year. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2011 Adjusted income and Adjusted diluted EPS guidance to 2011 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance follows:
Full-Year 2011 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$17.1-$17.9	~$2.16-$2.26
Purchase accounting impacts of transactions completed as of 7/3/11	(4.7)	(0.59)
Acquisition-related costs	(1.7-2.0)	(0.22-0.25)
Non-acquisition-related restructuring costs(c)	(1.0-1.2)	(0.13-0.15)
Other Certain Significant Items	(0.6)	(0.08)
Reported Net income attributable to Pfizer Inc./diluted EPS guidance	~$8.6-$9.9	~$1.09-$1.24
(a)	Includes revenues and expenses related to the Capsugel business as a discontinued operation through July 31, 2011, but does not include the gain on the sale of Capsugel, which closed on August 1, 2011. Does not assume the completion of any business-development transactions not completed as of July 3, 2011. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of July 3, 2011.
(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.
(c)	Includes amounts related to actions in connection with our reduction in R&D spending, including our realigned R&D footprint. In our reconciliation between Net income attributable to Pfizer Inc., as reported under accounting principles generally accepted in the United States of America (U.S. GAAP), and Adjusted income, these amounts are categorized as Certain Significant Items (see the “Adjusted Income––Reconciliation” section of this MD&A).

For a description of our anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses––Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity” section of this MD&A.

Our 2011 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part II, Item 1A., “Risk Factors”, of this Form 10-Q; the “Our Operating Environment” and “Our Strategy” sections of our 2010 Financial Report, which is filed as Exhibit 13 to our 2010 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K.

Our Financial Targets for 2012

We are targeting 2012 revenues of $62.2 billion to $64.7 billion, Reported diluted EPS between $1.58 and $1.73 and Adjusted diluted EPS between $2.25 and $2.35. The current exchange rates assumed in connection with the 2012 financial targets are the mid-July 2011 exchange rates. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2012 Adjusted income and Adjusted diluted EPS targets to 2012 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders targets follows:
Full-Year 2012 Targets
($ billions, except per share amounts)	Net Income (a), (b)	Diluted EPS (a), (b)
Adjusted income/diluted EPS(c) targets	~$17.2-$17.9	~$2.25-$2.35
Purchase accounting impacts of transactions completed as of 7/3/11	(3.8)	(0.50)
Acquisition-related costs	(0.7-1.0)	(0.09-0.12)
Non-acquisition-related restructuring costs(d)	(0.3-0.4)	(0.03-0.05)
Reported Net income attributable to Pfizer Inc./diluted EPS targets	~$12.0-$13.1	~$1.58-$1.73
(a)
Does not assume the completion of any business-development transactions not completed as of July 3, 2011. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of July 3, 2011.

(b)
Given the longer-term nature of these targets, they are subject to greater variability and less certainty as a result of potential material impacts related to foreign exchange fluctuations, macroeconomic activity including inflation, and industry-specific challenges including changes to government healthcare policy and actions that might be taken pursuant to the U.S. Budget Control Act of 2011, among others.

(c)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.
(d)	Includes amounts related to actions in connection with our reduction in R&D spending, including our realigned R&D footprint. In our reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income, these amounts are categorized as Certain Significant Items (see the “Adjusted Income––Reconciliation” section of this MD&A).

For a description of our anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses––Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity” section of this MD&A.

Our 2012 financial targets are subject to a number of factors and uncertainties—as described in the “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part II, Item 1A., “Risk Factors”, of this Form 10-Q; the “Our Operating Environment” and “Our Strategy” sections of our 2010 Financial Report, which is filed as Exhibit 13 to our 2010 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K.

ANALYSIS OF OUR CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

Worldwide revenues by operating segment, business unit and geographic area follow:
							% Change in Revenues
							World-		Inter-
	Worldwide		U.S.		International		wide	U.S.	national
	July 3,	July 4,	July 3,	July 4,	July 3,	July 4,
(millions of dollars)	2011	2010	2011	2010	2011	2010	11/10	11/10	11/10
Three Months Ended:
Biopharmaceutical revenues:
Primary Care Operating Segment	$5,870	$5,923	$3,363	$3,401	$2,507	$2,522	(1)	(1)	(1)
Specialty Care	3,699	3,769	1,641	1,875	2,058	1,894	(2)	(12)	9
Oncology	339	349	88	125	251	224	(3)	(30)	12
SC&O Operating Segment	4,038	4,118	1,729	2,000	2,309	2,118	(2)	(14)	9

Established Products	2,317	2,730	872	1,248	1,445	1,482	(15)	(30)	(2)
Emerging Markets	2,415	2,250	––	––	2,415	2,250	7	––	7
EP&EM Operating Segment	4,732	4,980	872	1,248	3,860	3,732	(5)	(30)	3

	14,640	15,021	5,964	6,649	8,676	8,372	(3)	(10)	4

Other product revenues:
Animal Health	1,055	893	390	338	665	555	18	15	20
Consumer Healthcare	721	678	318	327	403	351	6	(3)	15
AH&CH Operating Segment	1,776	1,571	708	665	1,068	906	13	6	18

Nutrition Operating Segment	493	476	––	––	493	476	4	––	4
Pfizer CentreSource(a)	75	64	28	19	47	45	17	47	4
	568	540	28	19	540	521	5	47	4

Total revenues	$16,984	$17,132	$6,700	$7,333	$10,284	$9,799	(1)	(9)	5

Six Months Ended:
Biopharmaceutical revenues:
Primary Care Operating Segment	$11,311	$11,789	$6,556	$6,810	$4,755	$4,979	(4)	(4)	(4)
Specialty Care	7,626	7,292	3,590	3,554	4,036	3,738	5	1	8
Oncology	650	710	177	261	473	449	(8)	(32)	5
SC&O Operating Segment	8,276	8,002	3,767	3,815	4,509	4,187	3	(1)	8

Established Products	4,684	5,514	1,904	2,631	2,780	2,883	(15)	(28)	(4)
Emerging Markets	4,593	4,222	––	––	4,593	4,222	9	––	9
EP&EM Operating Segment	9,277	9,736	1,904	2,631	7,373	7,105	(5)	(28)	4

	28,864	29,527	12,227	13,256	16,637	16,271	(2)	(8)	2

Other product revenues:
Animal Health	2,037	1,739	772	637	1,265	1,102	17	21	15
Consumer Healthcare	1,466	1,341	679	642	787	699	9	6	13
AH&CH Operating Segment	3,503	3,080	1,451	1,279	2,052	1,801	14	13	14

Nutrition Operating Segment	963	934	––	––	963	934	3	––	3
Pfizer CentreSource(a)	156	167	46	63	110	104	(7)	(27)	6
	1,119	1,101	46	63	1,073	1,038	2	(27)	3

Total revenues	$33,486	$33,708	$13,724	$14,598	$19,762	$19,110	(1)	(6)	3
(a)	Our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products for the second quarter of 2011 were $14.6 billion, a decrease of 3% compared to the second quarter of 2010, and were $28.9 billion in the first six months of 2011, a decrease of 2% compared to the first six months of 2010. The decreases were primarily due to:

●	lower revenues from Effexor XR, Lipitor, Protonix, Xalatan/Xalacom, Vfend and Zosyn and lower Alliance revenues for Aricept, all due to loss of exclusivity in certain markets; and

●	a reduction in revenues of $158 million in the second quarter of 2011 and $324 million in the first six months of 2011 due to the U.S. Healthcare Legislation,

partially offset by:

●	the solid performance from the Prevnar/Prevenar franchise, Lyrica and Enbrel;

●	revenues from legacy King biopharmaceutical products of approximately $270 million in the second quarter of 2011 and $444 million in the first six months of 2011; and

●	the favorable impact of foreign exchange of 4% in the second quarter of 2011 and 3% in the first six months of 2011.

Geographically,

●	in the U.S., revenues from biopharmaceutical products decreased 10% in the second quarter of 2011 and 8% in the first six months of 2011, compared to the same periods in 2010.

o
The decreases in U.S. revenues from biopharmaceutical products in the second quarter and first six months of 2011 reflect lower revenues from Effexor XR, Protonix, Xalatan, Vfend and Zosyn, all due to loss of exclusivity, lower Alliance revenues due to loss of exclusivity of Aricept 5mg and 10mg tablets in November 2010 and lower revenues from Detrol/Detrol LA. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and the addition of U.S. revenues from legacy King products of approximately $256 million in the second quarter and approximately $427 million in the first six months of 2011.

●	in our international markets, revenues from biopharmaceutical products increased 4% in the first quarter of 2011 and 2% in the first six months of 2011, compared to the same periods in 2010.

o
The increases in international revenues from biopharmaceutical products in the second quarter and first six months of 2011 reflect the favorable impact of foreign exchange of 8% in the second quarter of 2011 and 4% in the first six months of 2011, partially offset by operational declines of 4% in the second quarter of 2011 and 2% in the first six months of 2011. Operationally, the solid operational performance from the Prevnar/Prevenar franchise, Lyrica, Enbrel, Celebrex and Alliance revenues was more than offset by declines in Lipitor, Norvasc, Xalatan/Xalacom and Effexor XR. International revenues from legacy King products were not significant to our international revenues in the second quarter or first six months of 2011.

During the second quarter of 2011, revenues from international biopharmaceutical products represented 59% of total revenues from biopharmaceutical products, compared to 56% in the second quarter of 2010. During the first six months of 2011, revenues from international biopharmaceutical products represented 58% of total revenues from biopharmaceutical products, compared to 55% in the first six months of 2010.

Primary Care unit revenues decreased 1% in the second quarter of 2011, compared to the same period last year, due to lower operational revenues of 5%, partially offset by the favorable impact of foreign exchange of 4%. Primary Care unit revenues decreased 4% in the first six months of 2011, compared to the same period last year, due to lower operational revenues of 6%, partially offset by the favorable impact of foreign exchange of 2%. Operational revenues were negatively impacted by the loss of exclusivity of Lipitor in Canada in May 2010 and Spain in July 2010, as well as the loss of exclusivity of Aricept 5mg and 10mg tablets in the U.S. in November 2010. Taken together, the loss of exclusivity for these products in those markets reduced Primary Care unit revenues by approximately $586 million, or 10%, in comparison with the second quarter of 2010 and by $1.2 billion, or 10%, in comparison to the first six months of 2010. These declines were partially offset by higher revenues from certain patent-protected products, including Lyrica, Spiriva (in Alliance revenues) and Pristiq, among others, as well as the addition of revenues from legacy King products of $124 million, or 2%, in the second quarter of 2011 and $192 million, or 2%, in the first six months of 2011.

Specialty Care unit revenues:

●
decreased 2% in the second quarter of 2011, compared to the same period last year, due to lower operational revenues of 7%, partially offset by the favorable impact of foreign exchange of 5%. Operational revenues were negatively impacted by the loss of exclusivity in the U.S. of Vfend in February 2011 and Xalatan in March 2011. Collectively, the loss of exclusivity for these products in the U.S. reduced Specialty Care unit revenues by $181 million, or 5%, in comparison with the second quarter of 2010. Specialty Care operational revenues were favorably impacted by higher revenues for the Prevenar franchise in Japan and Developed Europe and for Enbrel, while Prevnar 13 revenues in the U.S. were negatively impacted by changes in purchasing patterns for the private market.

●
increased 5% in the first six months of 2011, compared to the same period last year, due to higher operational revenues of 3% and the favorable impact of foreign exchange of 2%. The operational revenue increase was primarily due to growth in the Prevnar/Prevenar franchise and Enbrel, partially offset by the aforementioned loss of exclusivity of Vfend and Xalatan. Collectively, the loss of exclusivity for these products reduced Specialty Care unit revenues by $205 million, or 3%, in comparison with the first six months of 2010.

Oncology unit revenues decreased 3% in the second quarter of 2011, compared to the same period last year, due to lower operational revenues of 9%, partially offset by the favorable impact of foreign exchange of 6%. For the first six months of 2011, Oncology unit revenues decreased 8%, compared to the same period last year, due to lower operational revenues of 10%, partially offset by the favorable impact of foreign exchange of 2%. The decreases in the Oncology unit operational revenues in the second quarter and first six months of 2011 were primarily due to the transfer of Aromasin’s U.S. business to the Established Products unit effective January 1, 2011 as a result of its loss of exclusivity in April 2011.

Established Products unit revenues decreased 15% in the second quarter of 2011, compared to the same period last year, due to lower operational revenues of 20%, partially offset by a 5% favorable impact of foreign exchange. For the first six months of 2011, Established Products unit revenues decreased 15%, compared to the same period last year, due to lower operational revenues of 18%, partially offset by a 3% favorable impact of foreign exchange. The decreases in Established Products unit operational revenues in the second quarter and first six months of 2011 were mainly due to the U.S. loss of exclusivity of, and resulting increased competition with respect to, Effexor XR, Protonix and Zosyn. Taken together, the loss of exclusivity for these products decreased Established Products unit revenues by $631 million, or 23%, in comparison with the second quarter of 2010 and $1.2 billion, or 21%, in comparison with the first six months of 2010. These declines were partially offset by the addition of revenues from legacy King products of $146 million, or 5%, in the second quarter of 2011 and $252 million, or 5%, in the first six months of 2011.

Emerging Markets unit revenues increased 7% in the second quarter of 2011, compared to the same period last year, due to higher operational revenues of 3%, as well as a 4% favorable impact of foreign exchange. For the first six months of 2011, Emerging Markets unit revenues increased 9%, compared to the same period last year, due to higher operational revenues of 6%, as well as a 3% favorable impact of foreign exchange. The increase in Emerging Markets unit operational revenues in the second quarter and first six months of 2011 was due to growth in certain key innovative brands, primarily Enbrel, the Prevenar franchise, Lyrica and Vfend. These increases were partially offset by lower revenues from Lipitor, which lost exclusivity in Brazil in August 2010 and Mexico in December 2010, and Viagra, which lost exclusivity in Brazil in June 2010, as well as the impact of price reductions for certain products in certain emerging market countries.

Total revenues from established products in both the Established Products and Emerging Markets units were $3.3 billion, with $963 million generated in emerging markets, in the second quarter of 2011, and were $6.6 billion, with $1.9 billion generated in emerging markets, in the first six months of 2011.

Effective January 1, 2011 and July 1, 2011, we increased the published prices for certain U.S. biopharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

Other Product Revenues

Animal Health
Animal Health unit revenues increased 18% in the second quarter of 2011, compared to the same period in 2010, reflecting higher operational revenues of 13% and the favorable impact of foreign exchange of 5%. Revenues from Animal Health products were favorably impacted by approximately $87 million, or 10%, due to the addition of revenues from legacy King animal health products, partially offset by the unfavorable impact of mandatory government divestitures as a result of the Wyeth acquisition. The remaining 7% operational growth primarily resulted from improving economic conditions and resulting increased demand for products across the livestock business, as well as deeper market penetration in emerging markets.

Animal Health unit revenues increased 17% in the first six months of 2011, compared to the same period in 2010, reflecting higher operational revenues of 14% and the favorable impact of foreign exchange of 3%. Revenues from Animal Health products were favorably impacted by approximately $137 million, or 8%, due to the addition of revenues from legacy King animal health products, partially offset by the unfavorable impact of mandatory government divestitures as a result of the Wyeth acquisition. The remaining 10% operational growth primarily resulted from the aforementioned factors that impacted second-quarter 2011 revenues.

Consumer Healthcare
Consumer Healthcare unit revenues increased 6% in the second quarter of 2011, compared to the same period in 2010, reflecting higher operational revenues of 2% and the favorable impact of foreign exchange of 4%. The operational revenue increase was primarily driven by Advil Congestion Relief, which launched in third quarter 2010, Robitussin and a strong cough/cold season in comparison with the same period in 2010.

Consumer Healthcare unit revenues increased 9% in the first six months of 2011, compared to the same period in 2010, reflecting higher operational revenues of 7% and the favorable impact of foreign exchange of 2%. The operational revenue increase was primarily driven by respiratory products, which accounted for 4% of the operational revenue growth, and the Advil Group, which accounted for 2% of the operational revenue growth.

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

Rebates and chargebacks reduced revenues as follows:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Medicaid and related state program rebates(a)	$367	$335	$774	$641
Medicare rebates(a)	364	293	727	569
Performance-based contract rebates(a), (b)	749	645	1,504	1,294
Chargebacks(c)	803	666	1,603	1,480
Total	$2,283	$1,939	$4,608	$3,984
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold as well as the loss of exclusivity of branded products.
(b)
Performance-based contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The total rebates and chargebacks for the second quarter and first six months of 2011 were higher than the same periods last year, primarily as a result of:

●	the impact of increased Medicaid rebate rates due to the U.S. Healthcare Legislation, in addition to higher rates for certain products that are subject to rebates;

●	the impact of increased Medicare rebates under the U.S. Healthcare Legislation due to discounts to Medicare Part D participants who are in the Medicare “Coverage Gap”; and

●
an increase in chargebacks for our branded products as a result of increasing competitive pressures and increasing sales for certain branded products and certain generic products sold by our Greenstone unit that are subject to chargebacks, partially offset by:

●	changes in product mix;

●	the impact of decreased Medicare rebates for certain products that have lost exclusivity; and

●	the impact on chargebacks of decreased sales for products that have lost exclusivity, among other factors.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $3.2 billion as of July 3, 2011, an increase from $3.0 billion as of December 31, 2010, and primarily are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

Selected Revenues from Biopharmaceutical Products

Revenue information for several of our major biopharmaceutical products follows:
		Three Months Ended		Six Months Ended
			% Change		% Change
(millions of dollars)		July 3,	From July 4,	July 3,	From July 4,
Product	Primary Indications	2011	2010	2011	2010
Lipitor	Reduction of LDL cholesterol	$2,591	(8)	$4,976	(11)
Prevnar/Prevenar 13	Vaccine for prevention of invasive pneumococcal disease	821	44	1,817	113
Enbrel(a)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	914	13	1,784	11
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	908	19	1,734	17
Celebrex	Arthritis pain and inflammation, acute pain	622	3	1,213	3
Viagra	Erectile dysfunction	495	1	965	(1)
Norvasc	Hypertension	375	(11)	731	(7)
Xalatan/Xalacom	Glaucoma and ocular hypertension	291	(35)	683	(22)
Zyvox	Bacterial infections	325	9	644	9
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST)	296	16	572	11
Premarin family	Menopause	255	(2)	490	(5)
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	258	4	490	(2)
Detrol/Detrol LA	Overactive bladder	230	(12)	455	(13)
Genotropin	Replacement of human growth hormone	230	(1)	439	––
Chantix/Champix	An aid to smoking cessation	190	12	389	8
Vfend	Fungal infections	192	(7)	387	(2)
Effexor XR	Depression and certain anxiety disorders	168	(73)	372	(72)
Zosyn/Tazocin	Antibiotic	162	(30)	341	(31)
BeneFIX	Hemophilia	176	7	340	7
Prevnar/Prevenar (7-valent)	Vaccine for prevention of invasive pneumococcal disease	155	(53)	308	(64)
Caduet	Reduction of LDL cholesterol and hypertension	143	13	285	9
Zoloft	Depression and certain anxiety disorders	146	1	281	6
Pristiq	Depression	147	30	276	24
Medrol	Inflammation	135	19	256	15
Revatio	Pulmonary arterial hypertension (PAH)	130	7	253	7
Zithromax/Zmax	Bacterial infections	114	4	242	14
ReFacto AF/Xyntha	Hemophilia	123	26	240	28
Aromasin	Breast cancer	95	(22)	209	(16)
Aricept(b)	Alzheimer’s disease	106	3	205	(2)
Cardura	Hypertension/Benign prostatic hyperplasia	101	(8)	197	(9)
BMP2	Development of bone and cartilage	101	2	194	(2)
Rapamune	Immunosuppressant	100	3	189	1
Fragmin	Anticoagulant	97	15	188	8
Tygacil	Antibiotic	75	(15)	148	(14)
Protonix	Erosive gastroesophageal reflux disease	44	(75)	103	(69)
Alliance revenues(c)	Various	875	(18)	1,759	(15)
All other biopharmaceutical products	Various	2,454	19	4,709	19
(a)	Outside the U.S. and Canada.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

●
Lipitor, for the treatment of elevated LDL cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol. Lipitor recorded worldwide revenues of $2.6 billion, or a decrease of 8%, in the second quarter of 2011 and $5.0 billion, or a decrease of 11%, in the first six months of 2011, compared to the same periods in 2010 due to:

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

partially offset by:

o	the favorable impact of foreign exchange, which increased revenues by $99 million in the second quarter of 2011 and $105 million in the first six months of 2011.

Geographically,

o
in the U.S., Lipitor revenues were $1.4 billion, or an increase of 8%, in the second quarter of 2011, and $2.7 billion, or an increase of 4%, in the first six months of 2011, compared to the same periods in 2010. These increases were driven by a price increase on January 1, 2011; and,

o
in our international markets, Lipitor revenues were $1.2 billion, or a decrease of 21%, in the second quarter of 2011 and $2.3 billion, or a decrease of 23%, in the first six months of 2011, compared to the same periods in 2010. The decreases were primarily due to the loss of exclusivity in several markets in 2010 referred to above. The impact of foreign exchange increased international revenues by 7% in the second quarter of 2011 and 4% in the first six months of 2011, compared to the same periods in 2010.

See the “Our Operating Environment” section of this MD&A for a discussion concerning the expected loss of exclusivity for Lipitor in various markets.

●
Prevnar/Prevenar 13 is our 13-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children. Prevnar/Prevenar 13 recorded increases in worldwide revenues of 44% in the second quarter of 2011 and 113% in the first six months of 2011, compared to the same periods in 2010. In the U.S., Prevnar 13 revenues declined 11% in the second quarter of 2011 compared to the year-ago quarter as a result of changes in purchasing patterns for the private market. To date, Prevnar/Prevenar 13 has been approved in over 100 countries and launched in over 90 of those countries. The launch of Prevnar/Prevenar 13 has resulted in a reduction of our Prevnar/Prevenar (7-valent) revenues (see discussion below). We expect this trend to continue.

●
Enbrel, for the treatment of moderate to severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded increases in worldwide revenues, excluding the U.S. and Canada, of 13% in the second quarter of 2011 and 11% in the first six months of 2011, compared to the same periods in 2010. Enbrel revenues from the U.S. and Canada are included in Alliance revenues. The approval of competing products for treating inflammatory conditions has increased competition with respect to Enbrel.

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

●
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) in certain countries outside the U.S., recorded increases in worldwide revenues of 19% in the second quarter of 2011 and 17% in the first six months of 2011, compared to the same periods in 2010. Lyrica had a strong operational performance in international markets in the second quarter of 2011, including Japan, where Lyrica was launched in 2010 as the first product approved for the peripheral neuropathic indication. In the U.S., revenues increased 2% in the second quarter of 2011 and 3% in the first six months of 2011, compared to the same periods in 2010, and continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.

●
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S. and certain markets in the EU, recorded increases in worldwide revenues of 3% in the second quarter of 2011 and in the first six months of 2011, compared to the same periods in 2010. In the U.S., Celebrex revenues decreased 2% in the second quarter of 2011 and in the first six months of 2011, compared to the same periods in 2010, due to increased competition from generic versions of competitive medicines and managed care formulary pressures. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

●
Viagra remains the leading treatment for erectile dysfunction. Viagra worldwide revenues increased 1% in the second quarter of 2011 and decreased 1% in the first six months of 2011, compared to the same periods in 2010. In the U.S., Viagra revenues increased 7% in the second quarter of 2011 and were relatively flat in the first six months of 2011, compared to the same periods in 2010. Internationally, Viagra revenues decreased 5% in the second quarter of 2011 and 1% in the first six months of 2011, compared to the same periods in 2010, as operational declines more than offset the favorable impact of foreign exchange.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets a few years ago. Norvasc worldwide revenues decreased 11% in the second quarter of 2011 and 7% in the first six months of 2011, compared to the same periods in 2010.

●
Xalabrands consists of Xalatan, a prostaglandin, the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) that is available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 35% in the second quarter of 2011 and 22% in the first six months of 2011, compared to the same periods in 2010. The decreases were due to lower revenues in the U.S. due to the loss of exclusivity in March 2011, and also lower revenues internationally due to the launch of generic latanoprost in Japan in May 2010 and in Italy in July 2010. As a result of pediatric extensions, the exclusivity period for Xalatan and Xalacom has been extended from July 2011 to January 2012 in 15 major European markets.

●
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). Zyvox worldwide revenues increased 9% in the second quarter and in the first six months of 2011, compared to the same periods in 2010, primarily due to growth in emerging markets as well as growth in certain other markets driven by secondary bacterial infections arising from the stronger flu season in 2011.

●
Sutent is for the treatment of advanced renal cell carcinoma and gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate. Sutent worldwide revenues increased 16% in the second quarter of 2011 and 11% in the first six months of 2011, compared to the same periods in 2010, due to strong operational performance in international markets. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line metastatic renal cell carcinoma (mRCC)––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through increasing access and healthcare coverage. As of July 3, 2011, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

●
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It recorded decreases in worldwide revenues of 2% in the second quarter of 2011 and 5% in the first six months of 2011, compared to the same periods in 2010.

●
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues increased 4% in the second quarter of 2011 and decreased 2% in the first six months of 2011, compared to the same periods in 2010, which reflects higher rebates in the first six months of 2011 due to the impact of the U.S. Healthcare Legislation and moderate growth in the U.S. antipsychotic market.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 12% in the second quarter of 2011 and 13% in the first six months of 2011, compared to the same periods in 2010, primarily due to increased competition from other branded medicines and a shift in promotional focus to our Toviaz product in most major markets.

●
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues decreased 1% in the second quarter of 2011 and were relatively flat in the first six months of 2011, compared to the same period in 2010.

●
Chantix/Champix is a treatment for smoking cessation in adults. Chantix/Champix worldwide revenues increased 12% in the second quarter of 2011 and 8% in the first six months of 2011, compared to the same periods in 2010. Revenues in the first six months of 2011 were favorably impacted by strong operational performance in international markets, and revenues in the second quarter and first six months of 2011 were favorably impacted by foreign exchange, partially offset by the impact of changes to the product’s label and other factors, especially in the U.S. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

In July 2011, following an observation of a small increase in certain cardiovascular events in patients taking Chantix in an efficacy study of 700 smokers with stable cardiovascular disease, the U.S. label was changed to include information about the efficacy and safety of Chantix in two patient populations – those with cardiovascular disease and those with chronic obstructive pulmonary disease. The revised label also includes information about cardiovascular safety in the Warnings and Precautions section. The European labeling also is expected to be updated to include additional information about cardiovascular safety. In June 2011, the European Commission announced the renewal of the central marketing authorization for Champix for an additional five years and, in July 2011, the European Medicines Agency issued a press release confirming the positive benefit-risk balance for Champix.

●
Vfend is the only branded antifungal agent available in intravenous and oral forms. Vfend worldwide revenues decreased 7% in the second quarter of 2011 and 2% in the first six months of 2011, compared to the same periods in 2010. While international revenues of Vfend continued to be driven in 2011 by its acceptance as an excellent broad-spectrum agent for treating yeast and molds, revenues in the U.S. declined primarily due to a loss of exclusivity of Vfend tablets and the launch of generic voriconazole (generic Vfend) in February 2011.

●
Effexor XR (extended release capsules), an antidepressant for treating adult patients with major depressive disorder, GAD, social anxiety disorder and panic disorder, recorded decreases in worldwide revenues of 73% in the second quarter of 2011 and 72% in the first six months of 2011, compared to the same periods in 2010. Effexor XR faces generic competition outside the U.S., and it has faced generic competition in the U.S. since July 1, 2010. This generic competition had a negative impact in the second quarter of 2011, and will continue to have a significant adverse impact on our revenues for Effexor XR.

●
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets. It recorded decreases in worldwide revenues of 30% in the second quarter of 2011 and 31% in the first six months of 2011, compared to the same periods in 2010.

●
BeneFIX and ReFacto AF/Xyntha are hemophilia products that use state-of-the-art manufacturing to assist patients with this lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded increases in worldwide revenues of 7% in the second quarter and in the first six months of 2011, compared to the same periods in 2010. ReFacto AF/Xyntha recorded increases in worldwide revenue of 26% in the first quarter of 2011 and 28% in the first six months of 2011, compared to the same periods in 2010. The increases for all of these products were due to strong operational performance in international markets and the favorable impact of foreign exchange.

●
Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children, recorded decreases in worldwide revenues of 53% in the second quarter of 2011 and 64% in the first six months of 2011, compared to the same periods in 2010. Many markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar/Prevenar 13 (see discussion above), resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

●
Caduet is a single-pill therapy combining Norvasc and Lipitor. Caduet worldwide revenues increased 13% in the second quarter of 2011 and 9% in the first six months of 2011, compared to the same periods in 2010, due to strong operational performance in international markets and the favorable impact of foreign exchange, partially offset by increased generic competition, as well as an overall decline in U.S. hypertension market volume. We expect that Caduet will lose exclusivity in the U.S. in November 2011.

●
Pristiq was approved for the treatment of Major Depressive Disorder (MDD) in the U.S. in February 2008 and subsequently was approved for that indication in 29 other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, Ecuador and the Philippines. Pristiq recorded increases in worldwide revenues of 30% in the second quarter of 2011 and 24% in the first six months of 2011, compared to the same periods in 2010. These increases were driven by promotional activities in the U.S., and targeted international markets where Pristiq was recently launched. The activities are designed to educate physicians and pharmacists about the benefit-risk profile of Pristiq.

●
Revatio, for the treatment of PAH, had increases in worldwide revenues of 7% in the second quarter and in the first six months of 2011, compared to the same periods in 2010, due in part to increased PAH awareness driving earlier diagnosis in the U.S. and EU.

●
Protonix, our proton pump inhibitor for erosive gastroesophageal reflux disease, recorded decreases in revenues of 75% in the second quarter of 2011 and 69% in the first six months of 2011, compared to the same periods in 2010. We have an exclusive license from Nycomed GmbH to sell Protonix in the U.S., where it faces generic competition as the result of at-risk launches by certain generic manufacturers that began in December 2007 and the expiration of the basic U.S. patent (including the six-month pediatric exclusivity period) in January 2011.

●
Alliance revenues worldwide decreased 18% in the second quarter of 2011 and 15% in the first six months of 2011, compared to the same periods in 2010, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010, partially offset by the strong performance of Enbrel in the U.S. and Canada and of Spiriva. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013.

See Notes to Condensed Consolidated Financial Statements––Note 14. Legal Proceedings and Contingencies, of this Form 10-Q for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.

Embeda—On February 23, 2011, we stopped distribution of our Embeda product due to failed specification tolerances related to naltrexone degradation identified in post-manufacturing testing. On March 10, 2011, we initiated a voluntary recall to wholesale and retail customers of all Embeda products. We are committed to returning this important product to the market as quickly as possible, once the stability issue is resolved.

Research and Development

Research and Development Operations

Innovation is critical to the success of our company and drug discovery and development is time-consuming, expensive and unpredictable, particularly for human health products. As a result, and also because we are predominately a human health company, the vast majority of our R&D spending is associated with human health products, compounds and activities.

In the second quarter and first six months of 2011 and 2010, our Research and Development (R&D) expenses were as follows (see also Notes to Condensed Consolidated Financial Statements––Note 15. Segment, Product and Geographic Area Information):
	Research and Development Expenses
	Three Months Ended			Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	% Change	July 3, 2011	July 4, 2010	% Change

Primary Care Operating Segment(a)	$304	$413	(26)	$627	$775	(19)
Specialty Care and Oncology Operating Segment(a)	375	377	(1)	722	741	(3)
Established Products and Emerging Markets Operating Segment(a)	79	65	22	135	97	39
Animal Health and Consumer Healthcare Operating Segment(a)	105	97	8	207	203	2
Nutrition and Pfizer CentreSource(a)	10	7	43	21	15	40
Worldwide Research and Development/Pfizer Medical(b)	858	842	2	1,703	1,754	(3)
Corporate and other(c)	506	380	33	913	817	12
	$2,237	$2,181	3	$4,328	$4,402	(2)
(a)
Our operating segments, in addition to their sales and marketing responsibilities, are responsible for certain development activities. Generally, these responsibilities relate to in-line products and IPR&D projects that have achieved proof-of-concept. R&D spending may include upfront and milestone payments for intellectual property rights.

(b)
Worldwide Research and Development is generally responsible for human health research projects until proof-of-concept is achieved, and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Pfizer Medical is responsible for all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety event activities, for conducting clinical trial audits and readiness reviews and for providing Pfizer-related medical information to healthcare providers.

(c)	Corporate and other includes unallocated costs, primarily facility costs, information technology, share-based compensation, and restructuring related costs.

Our R&D spending is conducted through a number of matrix organizations––Research Units, within our Worldwide Research and Development organization, that are generally responsible for research assets (assets that have not yet achieved proof-of-concept); Business Units that are generally responsible for development assets (assets that have achieved proof-of-concept); and science-based and other platform-services organizations.

We take a holistic approach to our human health R&D operations and manage the operations on a total-company basis through our matrix organizations described above. Specifically, a single committee, co-chaired by members of our R&D and commercial organizations, is accountable for aligning resources among all of our human health R&D projects and for ensuring that our company is focusing its R&D resources in the areas where we believe that we can be most successful and maximize our return on investment. We believe that this approach also serves to maximize accountability and flexibility.

Our Research Units are organized in a variety of ways (by therapeutic area or combinations of therapeutic areas, by discipline, by location, etc.) to enhance flexibility, cohesiveness and focus. Because of our structure, we can rapidly redeploy resources, within a Research Unit, between various projects as necessary because the workforce shares similar skills, expertise and/or focus.

Our platform-services organizations, where a significant portion of our R&D spending occurs, provide technical expertise and other services to the various R&D projects, and are organized into science-based functions such as Pharmaceutical Sciences, Chemistry, Drug Safety, and Development Operations, and non-science-based functions, such as Facilities, Business Technology and Finance. As a result, within each of these functions, we are able to migrate resources among projects, candidates and/or targets in any therapeutic area and in most phases of development, allowing us to react quickly in response to evolving needs.

Generally, we do not disaggregate total R&D expense by development phase or by therapeutic area since, as described above, we do not manage a significant portion of our R&D operations by development phase or by therapeutic area. Further, as we are able to adjust a significant portion of our spending quickly, as conditions change, also as described above, we believe that any prior-period information about R&D expense by development phase or by therapeutic area would not necessarily be representative of future spending.

Biopharmaceutical Product Developments

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

As announced on February 1, 2011, we continue to closely evaluate our global research and development function and are accelerating our current strategies to improve innovation and overall productivity by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. Our high-priority therapeutic areas are immunology and inflammation, oncology, cardiovascular and metabolic diseases, neuroscience and pain, and vaccines.

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of August 11, 2011.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as new drug candidates and additional indications in late-stage development:

Recent FDA approvals:
PRODUCT	INDICATION	DATE APPROVED
Oxecta - Immediate release oxycodone with Aversion technology (formerly Acurox) (without niacin) (a)	Management of moderate-to-severe pain where the use of an opioid analgesic is appropriate	June 2011
Sutent	Treatment of unresectable pancreatic neuroendocrine tumor	May 2011

(a)	In early 2011, we acquired King, which has an exclusive license from Acura Pharmaceuticals, Inc. (Acura) to sell Oxecta in the U.S., Canada and Mexico.

Pending U.S. new drug applications (NDA) and supplemental filings:
PRODUCT	INDICATION	DATE FILED*
Axitinib	Treatment of advanced renal cell carcinoma	June 2011
Crizotinib	Treatment of ALK-positive advanced non-small cell lung cancer	May 2011
Prevnar 13 Adult (a)	Prevention of pneumococcal disease in adults 50 years of age and older	February 2011
Taliglucerase alfa (b)	Treatment of Gaucher disease	February 2010
Genotropin (c)	Replacement of human growth hormone deficiency (Mark VII multidose disposable device)	December 2009
Celebrex (d)	Chronic pain	October 2009
Immediate release oxycodone with Aversion technology (formerly Acurox) (with niacin) (e)	Management of moderate-to-severe pain where the use of an opioid analgesic is appropriate	February 2009
Geodon (f)	Treatment of bipolar disorder––pediatric filing	December 2008
Remoxy (g)	Management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	August 2008
Spiriva (h)	Respimat device for chronic obstructive pulmonary disease	January 2008
Zmax (i)	Treatment of bacterial infections––sustained release––acute otitis media (AOM) and sinusitis––pediatric filing	January 2007
Viviant (j)	Osteoporosis treatment and prevention	August 2006
Pristiq (k)	Vasomotor symptoms of menopause	August 2006
Vfend (l)	Treatment of fungal infections––pediatric filing	August 2005
*The dates set forth in this column are the dates on which the FDA accepted our submissions of the NDAs.

(a)
In July 2011, we announced that the FDA has issued a 90-day extension to the action date with respect to Prevnar 13 in adults age 50 and older. This extends the review period to January 2012. The extension is due to additional data that we elected to submit from two studies that were part of our original submission. These data, which are derived from an additional immune response assay method, were submitted to support the FDA in the evaluation of the concomitant use of Prevnar 13 and trivalent inactivated influenza vaccine.

(b)
In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics (Protalix), which provides us exclusive worldwide rights, except in Israel, to develop and commercialize taliglucerase alfa for the treatment of Gaucher disease. In April 2010, Protalix completed a rolling NDA with the FDA for taliglucerase alfa. Taliglucerase alfa was granted orphan drug designation in the U.S. in September 2009. In February 2011, Protalix received a “complete response” letter from the FDA for the taliglucerase alfa NDA that set forth additional requirements for approval. On August 1, 2011, Protalix announced that it had submitted its response to the FDA letter.

(c)
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

(d)
In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. The supplemental NDA remains pending while we await the completion of ongoing studies to determine next steps.

(e)
In 2007, King entered into an agreement with Acura pursuant to which Acura granted King an exclusive license to develop and commercialize immediate release oxycodone with Aversion technology (formerly Acurox) tablets in the U.S., Canada and Mexico. King and Acura submitted an NDA with the FDA in December 2008 for immediate release oxycodone with Aversion technology (formerly Acurox) with niacin. In June 2009, the FDA issued a “complete response” letter, and, in April 2010, an FDA advisory committee determined that it did not have sufficient evidence to support approval of immediate release Aversion technology (formerly Acurox) with niacin. We are evaluating next steps in view of the developments.

(f)
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

(g)
In 2005, King entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In June 2008, King and PT submitted an NDA with the FDA for Remoxy. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter was received from the FDA with regard to  the resubmission of  the NDA. We are working to address the issues raised in the letter, which primarily relate to manufacturing, and we plan to engage in further discussions with the FDA.

(h)
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

(i)
In September 2007, we received an “approvable” letter from the FDA for Zmax that set forth requirements to obtain approval for the pediatric acute otitis media (AOM) indication based on pharmacokinetic data. In January 2010, we filed a supplemental NDA, which proposed the inclusion of the new indications for AOM and acute bacterial sinusitis (ABS) in pediatric patients. In May 2011, we received a “complete response” letter from the FDA with respect to the supplemental NDA. We are working to determine the next steps.

(j)
Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA’s concerns. A full response will be provided to the FDA. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications after we submit our response to the “approvable” letters. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. Viviant was also approved in Japan in July 2010 for the treatment of post-menopausal osteoporosis.

(k)
In July 2007, Wyeth received an “approvable” letter from the FDA with respect to its NDA for the use of Pristiq in the treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause. The FDA requested an additional one-year study of the safety of Pristiq for this indication. This study was recently completed, and the results were provided to the FDA in December 2010.

(l)
In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing that set forth the additional requirements for approval. In April 2010, based on data from a new pharmacokinetics study, we and the FDA agreed on a Vfend dosing regimen for pediatric patients in three ongoing trials. We continue to work to determine the next steps.

As previously reported, the NDAs for Fablyn (lasofoxifene) for the prevention and treatment of osteoporosis in post-menopausal women and for the treatment of vulvar and vaginal atrophy have been withdrawn. In July 2011, we returned all rights to Fablyn to our alliance partner, Ligand Pharmaceuticals Incorporated.

On October 6, 2010, we completed the acquisition of FoldRx. For FoldRx’s lead product candidate, Vyndaqel (Tafamidis), an application was submitted in the EU in July 2010 and an NDA was submitted in the U.S. in February 2011. In March 2011, we received a Refusal to File letter from the FDA. We believe that the additional information needed to support a resubmission with the FDA is available without further clinical studies, and are working to resubmit the NDA. Vyndaqel (Tafamidis) is a first-in-class oral therapy for the treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP), a progressively fatal genetic neurodegenerative disease, for which liver transplant is the only treatment option currently available. Vyndaqel (Tafamidis) has orphan drug designation in both the U.S. and the EU and fast-track designation in the U.S.

Regulatory approvals and filings in the EU and Japan:
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
ELIQUIS (Apixaban) (a)	Approval in the EU for prevention of venous thromboembolism	May 2011	—
Axitinib	Application filed in the EU for treatment of advanced renal cell carcinoma after failure of prior systemic treatment	—	May 2011
Crizotinib	Application filed in Japan for treatment of ALK-positive advanced non-small cell lung cancer	—	May 2011
Revatio	Approval in the EU for pediatric PAH	May 2011	—
Celebrex	Application filed in Japan for treatment of acute pain	—	March 2011
Xiapex	Approval in the EU for treatment of Dupuytren’s contracture	February 2011	—
Sutent	Approval in the EU for treatment of unresectable pancreatic neuroendocrine tumor	December 2010	—
Prevenar 13 Adult	Application filed in the EU for prevention of pneumococcal disease in adults 50 years of age and older	—	December 2010
Taliglucerase alfa	Application filed in the EU for treatment of Gaucher disease	—	November 2010
Vyndaqel (Tafamidis) (b)	Application filed in the EU for TTR-FAP	—	August 2010
Prevenar 13 Infant	Application filed in Japan for prevention of invasive pneumococcal disease in infants and young children	—	December 2009
*In the case of applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)
In May 2011, the European Commission approved ELIQUIS (apixaban) for the prevention of venous thromboembolic events in adult patients who have undergone elective hip or knee-replacement surgery. This indication for ELIQUIS was developed and will be commercialized in collaboration with our alliance partner, Bristol-Myers Squibb Company (BMS).

(b)
In July 2011, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending that the European Commission approve Vyndaqel (Tafamidis) for the treatment of transthyretin amyloidosis in adult patients with stage 1 symptomatic polyneuropathy to delay peripheral neurologic impairment.

In March 2011, we decided to withdraw our application in Japan for Toviaz for the treatment of overactive bladder due to required stability testing. We intend to resubmit the application in the first half of 2012.

In July 2011, we decided to withdraw our application to the EMA for a new indication for Macugen for the treatment of visual impairment due to diabetic macular edema (DME) in the EU. We continue to market Macugen for the treatment of neovascular age-related macular degeneration (wet AMD) in Europe, Japan and other countries.

Late-stage clinical trials for additional uses and dosage forms for in-line and in-registration products:
PRODUCT	INDICATION
Axitinib	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of renal cell carcinoma in treatment-naïve patients
Crizotinib	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line non-small cell lung cancer
Eraxis/Vfend Combination	Aspergillosis fungal infections
Lyrica	Epilepsy monotherapy; central neuropathic pain due to spinal cord injury; peripheral neuropathic pain; QD dosing
Revatio	Pediatric PAH
Sutent	Adjuvant renal cell carcinoma
Torisel	Renal cell carcinoma
Xiapex	Peyronie’s disease
Zithromax/chloroquine	Malaria

New drug candidates in late-stage development:
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Aprela (Bazedoxifene-conjugated estrogens)	A tissue-selective estrogen complex for the treatment of menopausal vasomotor symptoms
Bapineuzumab (a)
A beta amyloid inhibitor for the treatment of Alzheimer’s disease being developed in collaboration with Janssen Alzheimer Immunotherapy Research & Development, LLC (Janssen AI), a subsidiary of Johnson & Johnson

Bosutinib	An Abl and src kinase inhibitor for the treatment of chronic myelogenous leukemia
Dacomitinib (PF-0299804)	A pan-HER tyrosine kinase inhibitor for the treatment of advanced non-small cell lung cancer
Dimebon (latrepirdine) (b)	A novel mitochondrial protectant and enhancer being developed in collaboration with Medivation, Inc., for the treatment of Alzheimer’s disease
ELIQUIS (Apixaban) (c)	For the prevention and treatment of venous thromboembolism and prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with BMS
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of aggressive Non-Hodgkin’s Lymphoma
Neratinib	A pan-HER inhibitor for the treatment of breast cancer
Tanezumab (d)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)
Tofacitinib	A JAK kinase inhibitor for the treatment of rheumatoid arthritis and psoriasis

(a)
Our collaboration with Janssen AI on bapineuzumab, a potential treatment for Alzheimer’s disease, continues with four Phase 3 studies. In December 2010, Janssen AI confirmed that enrollment was complete for its two Phase 3 primarily North American studies (301 and 302), including the biomarker sub studies. The other two Phase 3 primarily international studies (3000 and 3001) continue to enroll. In April 2010, Johnson & Johnson announced that the two Janssen AI North American studies would be completed (last patient out) in mid-2012. We announced in May 2010 that we expect that the last patient will have completed our two global 18-month trials, including associated biomarker studies, in 2014.

(b)
In March 2010, we and Medivation, Inc. announced that a Phase 3 trial of Dimebon (latrepiridine) did not meet its co-primary or secondary endpoints. Subsequently, we and Medivation, Inc. agreed to discontinue the CONSTELLATION and CONTACT Phase 3 trials in patients with moderate-to-severe Alzheimer’s disease. The two companies continue to investigate Dimebon's potential clinical benefit in the 12-month Phase 3 CONCERT trial in patients with mild-to-moderate Alzheimer’s disease. In December 2010, we and Medivation, Inc. announced that patient enrollment was completed on November 30, 2010, in the CONCERT study. In April 2011, we and Medivation, Inc. announced that the Phase 3 HORIZON trial in patients with Huntington’s disease did not meet its co-primary endpoints and that, as a result, development of Dimebon in Huntington’s disease has been discontinued.

(c)
The atrial fibrillation (AF) program of the investigational drug ELIQUIS consists of two trials. First, the data from the Phase 3 AVERROES trial demonstrated that ELIQUIS significantly reduced the relative risk of a composite stroke or systemic embolism by 55% without a significant increase in major bleeding, fatal bleeding or intracranial bleeding compared with aspirin. Minor bleeding, however, was increased compared to aspirin. Second, the Phase 3 ARISTOTLE trial investigated ELIQUIS compared to warfarin for the prevention of stroke in approximately 18,000 patients with AF and at least one additional risk factor for stroke. In June 2011, we and BMS announced that ELIQUIS met the primary efficacy objective of non-inferiority to warfarin on the combined outcome of stroke (ischemic, hemorrhagic or unspecified type) and systemic embolism. In addition, ELIQUIS met key secondary endpoints of superiority on efficacy and on ISTH (International Society on Thrombosis and Haemostasis) major bleeding compared to warfarin. Our alliance partner, BMS, expects to submit regulatory filings for stroke prevention in atrial fibrillation in the U.S. and Europe in the third or fourth quarter of 2011.

(d)
Following requests by the FDA in 2010, we suspended and subsequently terminated worldwide the osteoarthritis, chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab. The FDA’s requests followed a small number of reports of osteoarthritis patients treated with tanezumab who experienced the worsening of osteoarthritis leading to joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations. In December 2010, the FDA placed a clinical hold on all other anti-NGF therapies under clinical investigation in the U.S., including our study for chronic pancreatitis. Studies of tanezumab in cancer pain were allowed to continue. We continue to work to reach an understanding about the appropriate scope of continued clinical investigation of tanezumab.

In July 2011, we withdrew from a partnership with the World Health Organization (WHO)/Research and Training in Tropical Diseases (TDR) in the development of Moxidectin for the treatment of onchocerciasis (river blindness).  The WHO/TDR will conduct the ongoing Phase 3 study as the sole sponsor.

Additional product-related programs are in various stages of discovery and development.

Costs and Expenses

Cost of Sales

Cost of sales increased 3% in the second quarter of 2011, compared to the same period in 2010, primarily due to:

●	the unfavorable impact of foreign exchange of 12%; and

●	the addition of King’s manufacturing operations,

partially offset by:

●	lower purchase accounting adjustments; and

●	savings associated with our cost-reduction and productivity initiatives.

Cost of sales decreased 5% in the first six months of 2011, compared to the same period in 2010, primarily due to:

●	lower purchase accounting adjustments; and

●	savings associated with our cost-reduction and productivity initiatives,

partially offset by:

●	the addition of King’s manufacturing operations; and

●	the unfavorable impact of foreign exchange of 7%.

Selling, Informational and Administrative (SI&A) Expenses

SI&A expenses increased 4% in the second quarter of 2011 and 3% in the first six months of 2011, compared to the same periods in 2010, primarily as a result of:

●	the annual fee under the 2010 U.S. Healthcare Legislation beginning in 2011;

●	the addition of legacy King operating costs; and

●	the unfavorable impact of foreign exchange of 4% in the second quarter of 2011 and 2% in the first six months of 2011,

partially offset by:

●	savings associated with our cost-reduction and productivity initiatives.

Research and Development (R&D) Expenses

R&D expenses increased 3% in the second quarter of 2011, compared to the same period in 2010, primarily due to:

●	the unfavorable impact of foreign exchange of 2%;

●	the addition of legacy King operations; and

●	higher charges related to our cost-reduction and productivity initiatives,

partially offset by:

●	savings associated with our cost-reduction and productivity initiatives.

R&D expenses decreased 2% in the first six months of 2011, compared to the same period in 2010, primarily due to:

●	savings associated with our cost-reduction and productivity initiatives,

partially offset by:

●	higher charges related to our cost-reduction and productivity initiatives;

●	the addition of legacy King operations; and

●	the unfavorable impact of foreign exchange of 1%.

Acquisition-Related In-Process Research and Development Charges

In the first six months of 2010, we resolved certain contingencies and met certain milestones associated with our 2008 acquisition of CovX and recorded $74 million in Acquisition-related in-process research and development charges.

Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity

We incur significant costs in connection with acquiring businesses and restructuring and integrating acquired businesses and in connection with our global cost-reduction and productivity initiatives. For example:

●
for our cost-reduction and productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

●
for our acquisition activity, we typically incur costs that can include transaction costs, integration costs (such as expenditures for consulting and systems integration) and restructuring charges, related to employees, assets and activities that will not continue in the combined company.

In the aggregate, for ongoing programs initiated since the fourth quarter of 2008 (other than the research and development initiative announced on February 1, 2011 discussed below), we expect to generate cost reductions, net of investments in the business, of approximately $4 billion to $5 billion by the end of 2012, at 2008 average foreign exchange rates, in comparison with the 2008 pro forma combined adjusted total costs of the legacy Pfizer and legacy Wyeth operations. (For an understanding of adjusted total costs, see the “Adjusted Income” section of this MD&A.) We achieved more than $2.0 billion of these cost savings in 2010 and are on track to meet the 2012 target.

Since 2008, we have incurred and will continue to incur costs in connection with these initiatives. We estimate that these total costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred approximately $10.6 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through July 3, 2011.

In addition, on February 1, 2011, we announced a new research and productivity initiative to accelerate our strategies to improve innovation and overall productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. In connection with these actions, we currently expect to incur pre-tax charges in the range of approximately $1.7 billion to $2.4 billion. These charges, the majority of which will be incurred in 2011, are related to employees, assets and activities that will not continue as part of the restructured organization. As a result of these actions, we expect significant reductions in our annual research and development expenses, which are reflected in our 2011 financial guidance and 2012 financial targets (see the “Our Financial Guidance for 2011” and “Our Financial Targets for 2012” sections of this MD&A). We expect adjusted R&D expenses to be approximately $8.0 billion to $8.5 billion in 2011 and are targeting adjusted R&D expenses of approximately $6.5 billion to $7.0 billion in 2012. For an understanding of adjusted R&D expenses, see the “Adjusted Income” section of this MD&A.

At the end of the second quarter of 2011, the workforce totaled approximately 111,800, an increase of 1,200 from December 31, 2010, which reflects the addition of 2,300 colleagues from King.

We incurred the following costs in connection with our cost-reduction and productivity initiatives and acquisition activity, such as King (acquired in 2011) and Wyeth (acquired in 2009):
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010

Transaction costs(a)	$13	$4	$23	$13
Integration costs(b)	201	211	380	419
Restructuring charges(c):
Employee termination costs	189	118	856	576
Asset impairments	33	497	58	503
Other	43	55	56	80
Restructuring charges and certain acquisition-related costs	479	885	1,373	1,591
Additional depreciation––asset restructuring (d)
Cost of sales	171	113	343	126
Selling, informational and administrative expenses	23	103	30	163
Research and development expenses	168	––	232	20
Total additional depreciation––asset restructuring	362	216	605	309
Implementation costs(e)
Research and development expenses	10	––	20	––
Total implementation costs	10	––	20	––
Total costs associated with cost-reduction initiatives and acquisition activity	$851	$1,101	$1,998	$1,900
(a)	Transaction costs represent external costs directly related to business combinations and primarily include expenditures for banking, legal, accounting and other similar services.
(b)	Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and systems integration.
(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through July 3, 2011, Employee termination costs represent the expected reduction of the workforce by approximately 55,400 employees, mainly in manufacturing and sales and research, of which approximately 39,100 employees have been terminated as of July 3, 2011. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

These restructuring charges in 2011 are associated with the following:

●
For the three months ended July 3, 2011, Primary Care operating segment ($87 million), Specialty Care and Oncology operating segment ($7 million), Established Products and Emerging Markets operating segment ($12 million), Animal Health and Consumer Healthcare operating segment ($4 million), research and development operations ($51 million), manufacturing operations ($81 million) and Corporate ($23 million).

●
For the six months ended July 3, 2011, Primary Care operating segment ($133 million), Specialty Care and Oncology operating segment ($42 million), Established Products and Emerging Markets operating segment ($15 million), Animal Health and Consumer Healthcare operating segment ($14 million), Nutrition operating segment ($2 million), research and development operations ($473 million), manufacturing operations ($156 million) and Corporate ($135 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The components of restructuring charges associated with all of our cost-reduction and productivity initiatives and acquisition activity follow:
	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2011	Through July 3, 2011(a)	As of July 3, 2011(b)

Employee termination costs	$9,667	$7,395	$2,272
Asset impairments	2,366	2,366	––
Other	958	875	83
Total restructuring charges	$12,991	$10,636	$2,355
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($657 million).

Other (Income)/Deductions––Net

Other deductions––net changed unfavorably by $138 million in the second quarter of 2011, compared to the same period in 2010, which primarily reflects:

●	higher asset impairment charges primarily related to certain Wyeth assets, including IPR&D assets (see below); and

●	the non-recurrence of certain gains on asset disposals recorded in the second quarter of 2010, including gains on the divestiture of certain Animal Health products and related assets,

partially offset by:

●	higher royalty-related income;

●	lower charges for legal matters; and

●	lower net interest expense.

Other deductions––net changed unfavorably by $553 million in the first six months of 2011, compared to the same period in 2010, which primarily reflects:

●
higher charges for legal matters primarily as the result of a charge recorded in the first quarter of 2011 related to hormone-replacement therapy litigation (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 14. Legal Proceedings and Contingencies);

●	higher asset impairment charges primarily related to certain Wyeth assets, including IPR&D assets (see below); and

●	the non-recurrence of certain gains on asset disposals recorded in the first six months of 2010, including gains on the divestiture of certain Animal Health products and related assets,

partially offset by:

●	lower net interest expense; and

●	higher royalty-related income.

Substantially all of the asset impairment charges noted above are related to intangible assets, including IPR&D assets, that were acquired as part of our acquisition of Wyeth. In the second quarter of 2011, we recorded impairment charges of approximately $320 million, which included approximately $200 million of IPR&D assets, primarily related to a single compound for the treatment of certain autoimmune and inflammatory diseases, and approximately $120 million of developed technology rights. In the first six months of 2011, we recorded impairment charges of approximately $480 million, which included approximately $360 million of IPR&D assets, primarily related to two compounds for the treatment of certain autoimmune and inflammatory diseases, and approximately $120 million of developed technology rights. In the second quarter and first six months of 2010, impairment charges of approximately $200 million related to certain IPR&D assets. The impairment charges are determined by comparing the estimated fair value of the assets as of the date of the impairment to their carrying value as of the same date. The impairment charges for all periods reflect, among other things, the impact of new scientific findings and updated commercial forecasts. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 6. Other (Income)/Deductions-Net.

Provision for Taxes on Income

Our effective tax rate for continuing operations was 29.7% for the second quarter of 2011, compared to 37.5% for the second quarter of 2010, and in the first six months of 2011 was 29.2% compared to 36.9% in the first six months of 2010. The decreases in the effective tax rate were primarily the result of:

●	the extension of the U.S. research and development credit, which was signed into law on December 17, 2010; and

●	the change in the jurisdictional mix of earnings.

Additionally, the tax impact of the charges incurred for certain legal matters in first-quarter 2011 contributed to the lower effective tax rate in the first six months of 2011.

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

Certain Significant Items
Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; net interest expense incurred through the consummation date of the acquisition of Wyeth on acquisition-related borrowings made prior to that date; or possible charges related to legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 14. Legal Proceedings and Contingencies. Normal, ongoing defense costs of the Company or settlements and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income follows:
	Three Months Ended			Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	% Incr./ (Decr.)	July 3, 2011	July 4, 2010	% Incr./ (Decr.)

Reported net income attributable to Pfizer Inc.	$2,610	$2,475	5%	$4,832	$4,501	7%
Purchase accounting adjustments––net of tax	1,271	1,559	(18)	2,614	3,686	(29)
Acquisition-related costs––net of tax	446	864	(48)	902	1,437	(37)
Discontinued operations––net of tax	(30)	(31)	3	(40)	(52)	23
Certain significant items––net of tax	429	60	*	1,226	217	*
Adjusted income(a)	$4,726	$4,927	(4)	$9,534	$9,789	(3)
(a)
The effective tax rate on Adjusted income was 29.0% in the second quarter of 2011, compared with 31.6% in the same period last year. For the first six months of 2011 the effective tax rate on Adjusted income was 28.5%, compared to 30.9% in the same period last year. The decreases in the effective tax rate on Adjusted income were primarily due to the extension of the U.S. research and development credit that was signed into law in December 2010, as well as a change in the jurisdictional mix of earnings during the first six months of 2011.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

A reconciliation between Reported diluted EPS, as reported under U.S. GAAP, and Adjusted diluted EPS follows:
	Three Months Ended			Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	% Incr./ (Decr.)	July 3, 2011	July 4, 2010	% Incr./ (Decr.)

Earnings per common share––diluted(a):
Reported net income attributable to Pfizer Inc. common shareholders	$0.33	$0.31	6%	$0.61	$0.56	9%
Purchase accounting adjustments––net of tax	0.16	0.19	(16)	0.33	0.45	(27)
Acquisition-related costs––net of tax	0.06	0.11	(45)	0.11	0.18	(39)
Discontinued operations––net of tax	––	––	––	(0.01)	(0.01)	––
Certain significant items––net of tax	0.05	0.01	*	0.15	0.03	*
Adjusted net income attributable to Pfizer Inc. common shareholders	$0.60	$0.61	(2)	$1.19	$1.21	(2)
(a)	EPS amounts may not add due to rounding.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Purchase accounting adjustments:
Amortization, depreciation and other(a)	$1,370	$1,373	$2,724	$2,788
Cost of sales, primarily related to fair value adjustments of acquired inventory	366	727	797	2,077
In-process research and development charges(b)	––	––	––	74
Total purchase accounting adjustments, pre-tax	1,736	2,100	3,521	4,939
Income taxes	(465)	(541)	(907)	(1,253)
Total purchase accounting adjustments––net of tax	1,271	1,559	2,614	3,686
Acquisition-related costs:
Transaction costs(c)	13	4	23	13
Integration costs(c)	201	211	380	419
Restructuring charges(c)	193	670	396	1,159
Additional depreciation––asset restructuring(d)	188	216	371	309
Total acquisition-related costs, pre-tax	595	1,101	1,170	1,900
Income taxes	(149)	(237)	(268)	(463)
Total acquisition-related costs––net of tax	446	864	902	1,437
Discontinued operations:
Income from operations––net of tax	(30)	(31)	(40)	(50)
Gain on sale of discontinued operations	––	––	––	(2)
Total discontinued operations––net of tax	(30)	(31)	(40)	(52)
Certain significant items:
Restructuring charges––cost-reduction and productivity initiatives(e)	72	––	574	––
Implementation costs and additional depreciation––asset restructuring––cost-reduction and productivity initiatives(f)	184	––	254	––
Certain legal matters(g)	53	––	525	142
Certain asset impairment charges(h)	332	200	489	200
Other(i)	17	(105)	24	(64)
Total certain significant items, pre-tax	658	95	1,866	278
Income taxes	(229)	(35)	(640)	(61)
Total certain significant items––net of tax	429	60	1,226	217
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$2,116	$2,452	$4,702	$5,288
(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges.
(c)	Included in Restructuring charges and certain acquisition-related costs.
(d)	Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. For the second quarter of 2011, included in Cost of sales ($171 million) and Selling, informational and administrative expenses ($17 million). For the second quarter of 2010, included in Cost of sales ($113 million) and Selling, informational and administrative expenses ($103 million).

For the first six months of 2011, included in Cost of sales ($343 million), Selling, informational and administrative expenses ($24 million), and Research and development expenses ($4 million). For the first six months of 2010, included in Cost of sales ($126 million), Selling, informational and administrative expenses ($163 million) and Research and development expenses ($20 million).

(e)	Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 5.Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity).
(f)	Included in Selling, informational and administrative expenses ($6 million) and Research and development expenses ($178 million) for the three months ended July 3, 2011. Included in Selling, informational and administrative expenses ($6 million) and Research and development expenses ($248 million) for the six months ended July 3, 2011.
(g)	Included in Other deductions––net. In 2011, primarily relates to charges for hormone-replacement therapy litigation.
(h)	Primarily included in Other deductions––net. In 2011 and 2010, substantially all relate to certain Wyeth assets, including in-process research and development (IPR&D) intangible assets.
(i)	Included in Other deductions––net. In 2010, primarily represents gain on the divestiture of certain Pfizer Animal Health products and related assets.

ANALYSIS OF OUR CONDENSED CONSOLIDATED BALANCE SHEETS

Virtually all changes in our asset and liability accounts as of July 3, 2011 reflect increases associated with our acquisition of King (see Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of King Pharmaceuticals, Inc.) and reflect increases due to the impact of foreign exchange.

For information about certain of our financial assets and liabilities, including cash and cash equivalents, short-term investments, short-term loans, long-term investments and loans, short-term borrowings, including current portion of long-term debt, and long-term debt, see “Financial Condition, Liquidity and Capital Resources” below.

Identifiable intangible assets, less accumulated depreciation also included the impact of impairments of certain assets (see Notes to Condensed Consolidated Financial Statements—Note 6. Other (Income)/Deductions––Net.

Other current liabilities increased also as a result of the charges for hormone-replacement therapy litigation (see Notes to Condensed Consolidated Financial Statements—Note 6. Other (Income)/Deductions––Net and Note 14. Legal Proceedings and Contingencies) and the impact of U.S. Healthcare Legislation (see the “Our Operating Environment—U.S. Healthcare Legislation” section of this MD&A).

ANALYSIS OF OUR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(millions of dollars)	July 3, 2011	July 4, 2010	Incr./ (Decr.)

Cash provided by (used in) operating activities	$10,540	$(1,487)	12,027
Cash provided by investing activities	1,086	9,033	(7,947)
Cash used in financing activities	(10,322)	(7,572)	(2,750)

Operating Activities

During the first six months of 2011, net cash provided by operating activities was $10.5 billion, compared to net cash used of $1.5 billion in the same period of 2010. The change in operating cash flows was primarily attributable to:

●
the significant income tax payments made in the first six months of 2010 of approximately $11.3 billion, associated with certain business decisions executed to finance the Wyeth acquisition, including the decision to repatriate certain funds earned outside the U.S.; and

●	the timing of receipts and payments in the ordinary course of business.

In 2010, the cash flow line item called Other changes in assets and liabilities, net of acquisitions and divestitures reflects the $11.3 billion tax payment described above.

Investing Activities

Our net cash provided by investing activities was $1.1 billion in the first six months of 2011, compared to $9.0 billion in the same period in 2010. The decrease in cash provided by investing activities was primarily attributable to:

●
net proceeds from redemption and sales of investments of $4.7 billion in the first six months of 2011, which were used to finance our acquisition of King, compared to net proceeds from redemption and sales of investments of $9.2 billion in the first six months of 2010, which were used for income tax payments in 2010, and

●	cash paid of $3.2 billion, net of cash acquired, for our acquisition of King in the first six months of 2011.

Financing Activities

Our net cash used in financing activities was $10.3 billion in the first six months of 2011, compared to $7.6 billion in the same period in 2010. The increase in net cash used in financing activities was primarily attributable to:

●	net repayments of borrowings of $3.5 billion in the first six months of 2011, compared to net repayments of borrowings of $4.2 billion in the first six months of 2010;

●	purchases of common stock of $3.7 billion in the first six months of 2011, compared to purchases of $500 million in the first six months of 2010; and

●	dividend payments of $3.2 billion in the first six months of 2011, compared to $3.0 billion in the first six months of 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Liabilities, as shown below:
(millions of dollars)	July 3, 2011	Dec. 31, 2010
Financial assets:
Cash and cash equivalents	$3,096	$1,735
Short-term investments	22,388	26,277
Short-term loans	462	467
Long-term investments and loans	10,207	9,747
Total financial assets	$36,153	$38,226
Debt:
Short-term borrowings, including current portion of long-term debt	$5,988	$5,603
Long-term debt	35,723	38,410
Total debt	$41,711	$44,013
Net financial liabilities	$(5,558)	$(5,787)

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, including the impact on cash flows of the anticipated cost savings from our cost-reduction and productivity initiatives, as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

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

Debt Capacity
We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of July 3, 2011, we had access to $9.4 billion of lines of credit, of which $2.3 billion expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2013, may be used to support our commercial paper borrowings.

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital resources:
(millions of dollars, except ratios and per common share data)	July 3, 2011	Dec. 31, 2010

Cash and cash equivalents and short-term investments and loans(a)	$25,946	$28,479

Working capital(b)	$30,013	$32,377

Ratio of current assets to current liabilities	1.98:1	2.13:1

Shareholders’ equity per common share(c)	$11.28	$10.96
(a)
See Notes to Condensed Consolidated Financial Statements––Note 9B. Financial Instruments: Investments in Debt and Equity Securities for a description of assets held, and also see Note 9E. Financial Instruments: Credit Risk for a description of credit risk related to our financial instruments held.

(b)
Working capital includes assets of discontinued operations and other assets held for sale of $1.5 billion as of July 3, 2011 and $1.4 billion as of December 31, 2010. Working capital also includes liabilities of discontinued operations of $181 million as of July 3, 2011and $151 million as of December 31, 2010.

(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

The decrease in cash and cash equivalents and short-term investments and loans, as of July 3, 2011, compared to December 31, 2010, was primarily due to the use of cash and proceeds from the redemption of short-term investments to fund our acquisition of King in the first quarter of 2011. The change in working capital and the ratio of current assets to current liabilities was due to the timing of accruals, cash receipts and payments in the ordinary course of business. We are monitoring developments regarding government receivables in several European markets, where economic conditions remain uncertain. When necessary to reflect estimated credit losses, we will continue to reserve against or write-down these assets, which can include accounts receivable and investments in bonds.

We plan to fund our acquisition of Ferrosan’s consumer healthcare business, which we expect to close in December 2011 (which falls in the first fiscal quarter of 2012 for our international operations), with available cash and the proceeds from short-term investments. For additional information on this transaction, see the “Our Business Development Initiatives” section of this MD&A.

During 2011, we expect to contribute from our general assets a total of $486 million to our U.S. qualified pension plans, $471 million to our international pension plans, $247 million to our postretirement plans and $184 million to our U.S. supplemental (non-qualified) pension plans. Contributions expected to be made for 2011 are inclusive of amounts contributed during the first six months of 2011 (see Notes to Condensed Consolidated Financial Statements––Note 12. Pension and Postretirement Benefit Plans).

Share Purchase Plans

On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan (the “2008 Stock Purchase Plan”), to be funded by operating cash flows that may be utilized from time to time. In total under the 2005 and 2008 Stock Purchase Plans, through July 3, 2011, we have purchased approximately 954 million shares for approximately $23.1 billion. We purchased approximately 183 million shares, or approximately $3.7 billion, of our common stock in the first six months of 2011 under the 2008 Stock Purchase Plan. We purchased approximately 30 million shares, or approximately $500 million, of our common stock in the first six months of 2010. Through August 1, 2011, we purchased a total of approximately 213.7 million shares for approximately $4.3 billion this year under the 2008 Stock Purchase Plan.

On February 1, 2011 we announced that the Board of Directors authorized a new $5 billion share-repurchase plan, which, together with the balance remaining under the 2008 Stock Purchase Plan, increased our total authorization to $9 billion; after giving effect to purchases through August 1, 2011, the remaining authorization is approximately $4.7 billion. During 2011, we anticipate purchasing between $5 billion and $7 billion of our common stock inclusive of shares purchased to date this year, with the remaining authorized amount available in 2012 and beyond. It is anticipated that any purchases in excess of $5 billion during 2011 would be funded with all or a portion of the proceeds of the sale of Capsugel, which closed on August 1, 2011. For additional information regarding the sale of Capsugel, see the “Our Business Development Initiatives” section of this MD&A.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 3, 2011, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In June 2011, our Board of Directors declared a dividend of $0.20 per share, payable September 6, 2011, to shareholders of record at the close of business on August 5, 2011.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 2. Adoption of New Accounting Policies.

Recently Issued Accounting Standards, Not Adopted as of July 3, 2011

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The provisions of this new standard are effective January 1, 2012, and we are currently in the process of evaluating the impact on our financial statements.

In June 2011, the FASB issued an accounting standards update regarding the presentation of comprehensive income in financial statements. The provisions of this standard provide an option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. The provisions of this new disclosure standard are effective January 1, 2012.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective” and other words and terms of similar meaning or by using future dates in connection with any discussion of future operating and financial performance, business plans and prospects, in-line products and product candidates, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, share-repurchase and dividend-rate plans, and financial results, including, in particular, the financial guidance and targets and anticipated cost savings set forth in the “Our Financial Guidance for 2011,” “Our Financial Targets for 2012” and “Costs Associated with Cost-Reduction Initiatives and Acquisition Activity” sections of this MD&A. Among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

●
Impact of U.S. Budget Control Act of 2011 (the Budget Control Act) and the deficit-reduction actions to be taken pursuant to the Budget Control Act in order to achieve the deficit-reduction targets provided for therein;

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

●
Legal defense costs, insurance expenses, settlement costs, the risk of an adverse decision or settlement and the adequacy of reserves related to product liability; patent protection; government investigations; consumer, commercial, securities, environmental and tax issues; ongoing efforts to explore various means for resolving asbestos litigation; and other legal proceedings;

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

●
Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including (i) our ability to successfully implement our plans, announced on February 1, 2011, regarding the Company’s research and development function, including the planned exit from the Company’s Sandwich, U.K. site, subject to works council and union consultations; (ii) our ability to realize the projected benefits of our acquisitions of Wyeth and King Pharmaceuticals, Inc.; (iii) our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to the Wyeth integration and to our research and development function; and (iv) the impact of the strategic alternatives that we decide to pursue for our Animal Health and Nutrition businesses.

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

Our 2010 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors”, of this Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements – Note 14. Legal Proceedings and Contingencies in Part I, Item 1, of this Form 10-Q.

Tax Matters

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

Additional information with respect to tax matters required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Fianncial Statements – Note 7. Taxes on Income in Part I, Item 1, of this Form 10-Q.

Item 1A. Risk Factors

Part I, Item 1A, “Risk Factors”, of our 2010 Annual Report on Form 10-K is incorporated by reference herein. There have been no material changes from the risk factors discussed therein, except as set forth in the last paragraph under “Our Operating Environment – Industry-Specific Challenges” in Part 1, Item 2, of this Form 10-Q with regard to the U.S. Budget Control Act of 2011, which paragraph is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the second fiscal quarter of 2011:

Issuer’s Purchases of Equity Securities(a)
Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 4, 2011, through May 1, 2011	37,054,071	$ 20.42	36,980,292	$ 6,849,161,534
May 2, 2011, through May 29, 2011	32,048,579	$ 20.79	31,974,154	$ 6,184,402,074
May 30, 2011, through July 3, 2011	40,461,897	$ 20.61	40,282,625	$ 5,354,458,987
Total	109,564,547	$ 20.59	109,237,071
(a)
On January 23, 2008, we announced that the Board of Directors had authorized a $5 billion share-purchase plan (the 2008 Stock Purchase Plan) to be utilized from time to time. On February 1, 2011, we announced that the Board of Directors had authorized a new $5 billion share-repurchase plan which, together with the balance remaining under the 2008 Stock Purchase Plan, increased our total authorization to $9 billion.

(b)
In addition to purchases under the 2008 Stock Repurchase Plan, these columns reflect the following transactions during the fiscal second quarter of 2011: (i) the surrender to Pfizer of 206,902 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, and (ii) the surrender to Pfizer of 120,574 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

1) Exhibit 10.1	-	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended
2) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges
3) Exhibit 15	-	Accountants’ Acknowledgement
4) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
5) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
6) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Pfizer Inc.
(Registrant)

Dated: August 11, 2011	/s/ Loretta V. Cangialosi

Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

80