Form 10-Q
period 2011-10-02
PFIZER INC
filed 2011-11-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

YES  ☐    NO ☒

At November 7, 2011, 7,686,966,786 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarter Ended
October 2, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Revenues	$17,193	$15,995	$50,679	$49,703

Costs and expenses:
Cost of sales(a)	3,679	3,790	11,177	11,676
Selling, informational and administrative expenses(a)	4,621	4,599	14,097	13,776
Research and development expenses(a)	2,188	2,188	6,516	6,590
Amortization of intangible assets	1,397	1,156	4,168	3,972
Acquisition-related in-process research and development charges	––	––	––	74
Restructuring charges and certain acquisition-related costs	1,101	499	2,474	2,090
Other deductions––net	538	2,349	1,778	3,036

Income from continuing operations before provision for taxes on income	3,669	1,414	10,469	8,489

Provision for taxes on income	1,235	558	3,223	3,165

Income from continuing operations	2,434	856	7,246	5,324

Discontinued operations:
(Loss)/income from discontinued operations––net of tax	(13)	26	39	76
Gain/(loss) on sale of discontinued operations––net of tax	1,328	(11)	1,316	(9)
Discontinued operations––net of tax	1,315	15	1,355	67

Net income before allocation to noncontrolling interests	3,749	871	8,601	5,391

Less: net income attributable to noncontrolling interests	11	5	31	24

Net income attributable to Pfizer Inc.	$3,738	$866	$8,570	$5,367

Earnings per share––basic:(b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.11	$0.92	$0.66
Discontinued operations––net of tax	0.17	––	0.17	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.48	$0.11	$1.09	$0.67

Earnings per share––diluted:(b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.11	$0.91	$0.66
Discontinued operations––net of tax	0.17	––	0.17	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.48	$0.11	$1.08	$0.66

Weighted-average shares used to calculate earnings per common share:
Basic	7,770	8,027	7,877	8,045
Diluted	7,810	8,057	7,925	8,079

Cash dividends paid per common share	$0.20	$0.18	$0.60	$0.54
(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 11B. Goodwill and Other Intangible Assets: Other Intangible Assets.
(b)	EPS amounts may not add due to rounding.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	Oct. 2, 2011	Dec. 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$3,706	$1,735
Short-term investments	25,257	26,277
Accounts receivable, less allowance for doubtful accounts	15,749	14,426
Short-term loans	184	467
Inventories	8,426	8,275
Taxes and other current assets	9,288	8,394
Assets of discontinued operations and other assets held for sale	122	1,439
Total current assets	62,732	61,013
Long-term investments and loans	9,468	9,747
Property, plant and equipment, less accumulated depreciation	17,721	18,645
Goodwill	45,409	43,928
Identifiable intangible assets, less accumulated amortization	55,597	57,555
Taxes and other noncurrent assets	5,205	4,126
Total assets	$196,132	$195,014

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$5,637	$5,603
Accounts payable	3,765	3,994
Dividends payable	––	1,601
Income taxes payable	2,215	951
Accrued compensation and related items	1,999	2,080
Other current liabilities	14,240	14,256
Liabilities of discontinued operations	––	151
Total current liabilities	27,856	28,636

Long-term debt	35,399	38,410
Pension benefit obligations	5,734	6,194
Postretirement benefit obligations	3,059	3,035
Noncurrent deferred tax liabilities	20,415	18,628
Other taxes payable	6,900	6,245
Other noncurrent liabilities	6,239	5,601
Total liabilities	105,602	106,749

Commitments and Contingencies

Preferred stock	46	52
Common stock	445	444
Additional paid-in capital	71,235	70,760
Employee benefit trusts	(3)	(7)
Treasury stock	(28,586)	(22,712)
Retained earnings	48,121	42,716
Accumulated other comprehensive loss	(1,211)	(3,440)
Total Pfizer Inc. shareholders’ equity	90,047	87,813
Equity attributable to noncontrolling interests	483	452
Total shareholders’ equity	90,530	88,265
Total liabilities and shareholders’ equity	$196,132	$195,014

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010

Operating Activities:
Net income before allocation to noncontrolling interests	$8,601	$5,391
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	6,656	6,493
Share-based compensation expense	347	351
Asset write-offs and impairment charges	773	2,956
Acquisition-related in-process research and development charges	––	74
(Gain)/loss on sale of discontinued operations	(1,683)	9
Deferred taxes from continuing operations	693	1,277
Other deferred taxes	175	––
Other non-cash adjustments	26	(135)
Benefit plan contributions in excess of expense	(283)	(706)
Other changes in assets and liabilities, net of acquisitions and divestitures	(326)	(10,514)

Net cash provided by operating activities	14,979	5,196

Investing Activities:
Purchases of property, plant and equipment	(1,062)	(966)
Purchases of short-term investments	(13,456)	(5,018)
Proceeds from redemptions and sales of short-term investments––net	17,458	9,493
Purchases of long-term investments	(3,446)	(2,674)
Proceeds from redemptions and sales of long-term investments	2,001	3,822
Acquisitions, net of cash acquired	(3,188)	––
Proceeds from sale of business	2,376	––
Other investing activities	618	496

Net cash provided by investing activities	1,301	5,153

Financing Activities:
Increase in short-term borrowings	9,613	4,686
Principal payments on short-term borrowings––net	(10,069)	(9,265)
Principal payments on long-term debt	(3,486)	(4)
Purchases of common stock	(5,789)	(1,000)
Cash dividends paid	(4,710)	(4,544)
Other financing activities	84	32

Net cash used in financing activities	(14,357)	(10,095)
Effect of exchange-rate changes on cash and cash equivalents	48	(56)
Net increase in cash and cash equivalents	1,971	198
Cash and cash equivalents at beginning of period	1,735	1,978

Cash and cash equivalents at end of period	$3,706	$2,176

Supplemental Cash Flow Information: Cash paid during the period for:
Income taxes	$1,539	$11,519
Interest	1,872	2,039

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month and nine-month periods ended August 28, 2011, and August 29, 2010. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, primarily related to discontinued operations (see Note 4. Discontinued Operations) and segment reporting (see Note 15. Segment, Product and Geographic Area Information).

On January 31, 2011, we completed the tender offer for all of the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash (for additional information, see Note 3. Acquisition of King Pharmaceuticals, Inc.). Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. Therefore, in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the nine months ended October 2, 2011 reflect approximately eight months of King’s U.S. operations and approximately seven months of King’s international operations.

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

Note 2. Adoption of New Accounting Standards

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

Note 3. Acquisition of King Pharmaceuticals, Inc.

On January 31, 2011 (the acquisition date), we completed the tender offer for all of the outstanding shares of common stock of King at a purchase price of $14.25 per share in cash and acquired approximately 92.5% of the outstanding shares. On February 28, 2011, we acquired all of the remaining shares of King for $14.25 per share in cash. As a result, the total fair value of consideration transferred for King was approximately $3.6 billion in cash ($3.2 billion, net of cash acquired).

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date:
(millions of dollars)	Amounts Recognized as of Acquisition Date (Provisional)

Working capital, excluding inventories	$174
Inventories	340
Property, plant and equipment	412
Identifiable intangible assets, excluding in-process research and development	1,822
In-process research and development	312
Net tax accounts	(389)
All other long-term assets and liabilities, net	101
Total identifiable net assets	2,772
Goodwill	783
Net assets acquired/total consideration transferred	$3,555

As of the acquisition date, the fair value of accounts receivable approximated the book value acquired. The gross contractual amount receivable was $200 million, virtually all of which was expected to be collected.

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

The assets and liabilities arising from contingencies recognized at acquisition date, some of which are subject to change, are not significant to Pfizer’s condensed consolidated financial statements.

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

●	Amounts for intangibles and inventory, pending finalization of valuation efforts;

●
Amounts for income tax assets, receivables and liabilities pending the filing of King’s pre-acquisition tax returns and the receipt of information from taxing authorities, which may change certain estimates and assumptions used; and

●	The allocation of goodwill among reporting units.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues from King are included in Pfizer’s condensed consolidated statements of income from the acquisition date, January 31, 2011, through Pfizer’s third-quarter 2011 domestic and international quarter-ends and were $357 million for the third quarter of 2011 and $938 million in the first nine months of 2011. We are no longer able to provide the results of operations attributable to King as those operations have now been substantially integrated into the larger Pfizer operation.

The following table presents supplemental pro forma information as if the acquisition of King had occurred on January 1, 2010:
	Pro Forma Consolidated Results
	Three Months Ended	Nine Months Ended
(millions of dollars, except per share data)	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Revenues	$16,335	$50,788	$50,749
Net income attributable to Pfizer Inc. common shareholders	854	8,769	5,163
Diluted earnings per share attributable to Pfizer Inc. common shareholders	0.11	1.11	0.64

The unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect the historical financial information of Pfizer and King, adjusted for the following pre-tax amounts:

●
Elimination of King’s historical intangible asset amortization expense (approximately $18 million in the third quarter of 2010, $6 million in the first nine months of 2011 and $98 million in the first nine months of 2010).

●
Additional amortization expense (approximately $48 million in the third quarter of 2010, $15 million in the first nine months of 2011 and $136 million in the first nine months of 2010) related to the fair value of identifiable intangible assets acquired.

●
Additional depreciation expense (approximately $9 million in the third quarter of 2010, $3 million in the first nine months of 2011 and $26 million in the first nine months of 2010) related to the fair value adjustment to property, plant and equipment acquired.

●
Adjustment related to the fair value adjustments to acquisition-date inventory estimated to have been sold (addition of $33 million charge in the third quarter of 2010, elimination of $146 million charge in the first nine months of 2011 and addition of $146 million charge in the first nine months of 2010).

●
Adjustment for acquisition-related costs directly attributable to the acquisition (addition of $11 million of charges in the third quarter of 2010, elimination of $205 million of charges in the first nine months of 2011 and addition of $205 million of charges in the first nine months of 2010, reflecting charges incurred by both King and Pfizer).

Note 4. Discontinued Operations

We evaluate our businesses and product lines periodically for their strategic fit within our operations. In 2011, we decided to sell our Capsugel business. In connection with the decision to sell this business, for all periods presented, the operating results associated with this business have been reclassified into Discontinued operations––net of tax in the Condensed Consolidated Statements of Income, and the assets and liabilities associated with this business have been reclassified into Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheets.

On April 4, 2011, we announced that we had entered into an agreement to sell Capsugel to an affiliate of Kohlberg Kravis Roberts & Co. L.P. for approximately $2.4 billion in cash. The transaction closed on August 1, 2011.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following amounts, substantially all of which relate to our Capsugel business, have been segregated from continuing operations and included in Discontinued operations—net of tax in our Condensed Consolidated Statements of Income:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Revenues	$116	$176	$507	$545

Pre-tax (loss)/income from discontinued operations	$(7)	$29	$78	$106
Provision for taxes on income(a)	6	3	39	30
(Loss)/income from discontinued operations––net of tax	(13)	26	39	76
Pre-tax gain/(loss) on sale of discontinued operations	1,695	(12)	1,683	(9)
Provision/(benefit) for taxes on income(b)	367	(1)	367	––
Discontinued operations––net of tax	$1,315	$15	$1,355	$67
(a)	Includes a deferred tax expense of $13 million for the first nine months of 2011.
(b)	Includes a deferred tax expense of $162 million for the third quarter and first nine months of 2011.

The following assets and liabilities, which in 2010 include the assets and liabilities related to our Capsugel business, have been segregated and included in Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in our Condensed Consolidated Balance Sheets:
(millions of dollars)	Oct. 2, 2011	Dec. 31, 2010

Accounts receivable	$––	$186
Inventories	––	130
Taxes and other current assets	12	47
Property, plant and equipment	110	1,009
Goodwill	––	19
Identifiable intangible assets	––	3
Taxes and other noncurrent assets	––	45
Assets of discontinued operations and other assets held for sale	$122	$1,439

Current liabilities	$––	$124
Other liabilities	––	27
Liabilities of discontinued operations	$––	$151

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities were not significant for the first nine months of 2011 or 2010.

Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity

We incur significant costs in connection with acquiring businesses and restructuring and integrating acquired businesses and in connection with our global cost-reduction and productivity initiatives. For example:

●
for our cost-reduction and productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

●
for our acquisition activity, we typically incur costs that can include transaction costs, integration costs (such as expenditures for consulting and the integration of systems and processes) and restructuring charges, related to employees, assets and activities that will not continue in the combined company.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We incurred the following costs in connection with our cost-reduction and productivity initiatives and acquisition activity, such as King (acquired in 2011) and Wyeth (acquired in 2009):
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Transaction costs(a)	$5	$––	$28	$13
Integration costs(b)	187	231	567	650
Restructuring charges(c):
Employee termination costs	770	27	1,626	603
Asset impairments	99	174	157	677
Other	40	67	96	147
Restructuring charges and certain acquisition-related costs	1,101	499	2,474	2,090
Additional depreciation––asset restructuring(d):
Cost of sales	68	241	411	367
Selling, informational and administrative expenses	39	27	69	190
Research and development expenses	146	25	378	45
Total additional depreciation––asset restructuring	253	293	858	602
Implementation costs(e):
Selling, informational and administrative expenses	11	––	11	––
Research and development expenses	8	––	28	––
Total implementation costs	19	––	39	––
Total costs associated with cost-reduction and productivity initiatives and acquisition activity	$1,373	$792	$3,371	$2,692
(a)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.
(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and the integration of systems and processes.

(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through October 2, 2011, Employee termination costs represent the expected reduction of the workforce by approximately 57,800 employees, mainly in manufacturing and sales and research, of which approximately 41,000 employees have been terminated as of October 2, 2011. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

The restructuring charges in 2011 are associated with the following:

●
For the three months ended October 2, 2011, Primary Care operating segment ($473 million), Specialty Care and Oncology operating segment ($186 million), Established Products and Emerging Markets operating segment ($65 million), Animal Health and Consumer Healthcare operating segment ($30 million), Nutrition operating segment ($2 million), research and development operations ($47 million income), manufacturing operations ($47 million) and Corporate ($153 million).

●
For the nine months ended October 2, 2011, Primary Care operating segment ($606 million), Specialty Care and Oncology operating segment ($228 million), Established Products and Emerging Markets operating segment ($80 million), Animal Health and Consumer Healthcare operating segment ($44 million), Nutrition operating segment ($4 million), research and development operations ($426 million), manufacturing operations ($203 million) and Corporate ($288 million).

The restructuring charges in 2010 are associated with the following:

●
For the three months ended October 3, 2010, Primary Care operating segment ($14 million), Specialty Care and Oncology operating segment ($53 million), Established Products and Emerging Markets operating segment ($14 million), Nutrition operating segment ($1 million), research and development operations ($17 million), manufacturing operations ($161 million) and Corporate ($8 million).

●
For the nine months ended October 3, 2010, Primary Care operating segment ($1 million), Specialty Care and Oncology operating segment ($99 million), Established Products and Emerging Markets operating segment ($23 million), Animal Health and Consumer Healthcare operating segment ($33 million), Nutrition operating segment ($12 million income), research and development operations ($239 million), manufacturing operations ($970 million) and Corporate ($74 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of restructuring charges associated with all of our cost-reduction and productivity initiatives and acquisition activity follow:
	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2011	Through Oct. 2, 2011(a)	As of Oct. 2, 2011(b)

Employee termination costs	$10,437	$7,720	$2,717
Asset impairments	2,465	2,465	––
Other	996	889	107
Total restructuring charges	$13,898	$11,074	$2,824
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($1.1 billion).

Note 6. Other (Income)/Deductions—Net

The following table sets forth details related to amounts recorded in Other deductions––net:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Interest income(a)	$(110)	$(100)	$(332)	$(297)
Interest expense(a)	423	427	1,285	1,338
Net interest expense	313	327	953	1,041
Royalty-related income	(135)	(158)	(447)	(395)
Net losses/(gains) on asset disposals	18	(13)	(8)	(243)
Certain legal matters, net(b)	132	712	619	886
Certain asset impairment charges(c)	105	1,478	585	1,710
Other, net	105	3	76	37
Other deductions––net	$538	$2,349	$1,778	$3,036
(a)
Interest income increased in both periods of 2011 primarily due to higher cash balances. Interest expense decreased in both periods of 2011 due to lower long- and short-term debt balances and the conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
In the first nine months of 2011, primarily relates to charges for hormone-replacement therapy litigation (see Note 14. Legal Proceedings and Contingencies). In both periods of 2010, primarily includes a charge for asbestos litigation related to our wholly owned subsidiary, Quigley Company, Inc. (See Note 14. Legal Proceedings and Contingencies).

(c)
Substantially all of these asset impairment charges are related to intangible assets, including in-process research and development (IPR&D) assets, that were acquired as part of our acquisition of Wyeth. The impairment charges are determined by comparing the estimated fair value of the assets as of the date of the impairment to their carrying values as of the same date. In the first nine months of 2011, we recorded impairment charges of $585 million, which included approximately $440 million of IPR&D assets, primarily related to two compounds for the treatment of certain autoimmune and inflammatory diseases, and approximately $145 million of Developed Technology Rights. These impairment charges reflect, among other things, the impact of new scientific findings and updated commercial forecasts. In the first nine months of 2010, we recorded impairment charges of $1.7 billion, which include (i) approximately $900 million of IPR&D assets, primarily Prevnar/Prevenar 13 Adult, a compound for the prevention of pneumococcal disease in adults age 50 and older, and Neratinib, a compound for the treatment of breast cancer; (ii) approximately $600 million of indefinite-lived Brands, related to Third Age, infant formulas for the first 12-36 months of age, and Robitussin, a cough suppressant; and (iii) approximately $200 million of Developed Technology Rights, primarily Protonix, a product that treats erosive gastroesophageal reflux disease. These impairment charges, most of which occurred in the third quarter of 2010, reflect, among other things, the following: for IPR&D assets, the impact of changes to the development programs, the projected development and regulatory timeframes and the risk associated with these assets; for Brand assets, the current competitive environment and planned investment support; and, for Developed Technology Rights, an increased competitive environment.

Note 7. Taxes on Income

A. Taxes on Income

Our effective tax rate for continuing operations was 33.7% for the third quarter of 2011, compared to 39.5% for the third quarter of 2010, and in the first nine months of 2011 was 30.8%, compared to 37.3% in the first nine months of 2010. The decreases in the effective tax rate were primarily the result of:

●	the extension of the U.S. research and development credit, which was signed into law on December 17, 2010;

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	the decrease and jurisdictional mix of certain impairment charges related to assets acquired in connection with the Wyeth acquisition; and

●	the change in the jurisdictional mix of earnings.

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

With respect to Wyeth, during the first quarter of 2011, we reached a settlement with the IRS regarding the audits for the tax years 2002 through 2005. The settlement resulted in an income tax benefit to Pfizer of approximately $80 million for income tax and interest in the first quarter and first nine months of 2011. The tax years 2002 through 2005 are now settled and closed with the IRS. Tax years 2006 through the Wyeth acquisition date (October 15, 2009) are now under audit.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2011), Japan (2006-2011), Europe (1997-2011, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany) and Puerto Rico (2006-2011).

Note 8. Comprehensive Income/(Loss)

The components of comprehensive income/(loss) follow:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Net income before allocation to noncontrolling interests	$3,749	$871	$8,601	$5,391
Other comprehensive income/(loss):
Currency translation adjustment and other	(68)	786	2,479	(4,105)
Net unrealized (losses)/gains on derivative financial instruments	(230)	(59)	(354)	(300)
Net unrealized (losses)/gains on available-for-sale securities	(36)	26	(48)	(86)
Benefit plan adjustments	72	(45)	151	239
Total other comprehensive (loss)/income	(262)	708	2,228	(4,252)
Total comprehensive income before allocation to noncontrolling interests	3,487	1,579	10,829	1,139
Less: comprehensive income attributable to noncontrolling interests	7	5	35	23
Comprehensive income attributable to Pfizer Inc.	$3,480	$1,574	$10,794	$1,116

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:
(millions of dollars)	Oct. 2, 2011	Dec. 31, 2010
Selected financial assets measured at fair value on a recurring basis(a) :
Trading securities	$148	$173
Available-for-sale debt securities(b)	31,368	32,699
Available-for-sale money market funds	1,320	1,217
Available-for-sale equity securities, excluding money market funds(b)	317	230
Derivative financial instruments in receivable positions(c):
Interest rate swaps	963	603
Foreign currency swaps	133	128
Foreign currency forward-exchange contracts	123	494
Total	34,372	35,544
Other selected financial assets(d):
Held-to-maturity debt securities, carried at amortized cost(b)	1,204	1,178
Private equity securities, carried at cost or equity method	1,016	1,134
Short-term loans, carried at cost	184	467
Long-term loans, carried at cost	383	299
Total	2,787	3,078
Total selected financial assets(e)	$37,159	$38,622
Selected financial liabilities measured at fair value on a recurring basis(a):
Derivative financial instruments in a liability position(f):
Foreign currency swaps	$1,671	$623
Foreign currency forward-exchange contracts	426	257
Interest rate swaps	15	4
Total	2,112	884
Other selected financial liabilities:
Short-term borrowings, carried at historical proceeds, as adjusted(d)	5,637	5,603
Long-term debt, carried at historical proceeds, as adjusted(g), (h)	35,399	38,410
Total	41,036	44,013
Total selected financial liabilities	$43,148	$44,897
(a)
Fair values are determined based on valuation techniques categorized as follows: Level 1 means the use of quoted prices for identical instruments in active markets; Level 2 means the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; Level 3 means the use of unobservable inputs. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $84 million as of October 2, 2011 and $105 million as of December 31, 2010 of investments that use Level 1 inputs in the calculation of fair value and $26 million that use Level 3 inputs as of October 2, 2011.

(b)	Gross unrealized gains and losses are not significant.
(c)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $68 million and foreign currency swaps with fair values of $27 million at October 2, 2011; and foreign currency forward-exchange contracts with fair values of $326 million and foreign currency swaps with fair values of $17 million at December 31, 2010.

(d)
The differences between the estimated fair values and carrying values of our financial assets and liabilities not measured at fair value on a recurring basis were not significant at October 2, 2011 or December 31, 2010.

(e)
The decrease in selected financial assets is primarily due to redemptions of investments, the proceeds from which were used to fund our acquisition of King (see Note 3. Acquisition of King Pharmaceuticals, Inc.)

(f)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $113 million and foreign currency swaps with fair values of $82 million at October 2, 2011; and foreign currency forward-exchange contracts with fair values of $186 million and foreign currency swaps with fair values of $93 million at December 31, 2010.

(g)
Includes foreign currency debt with fair values of $919 million at October 2, 2011 and $880 million at December 31, 2010, which are used to hedge the exposure of certain foreign currency denominated net investments.

(h)	The fair value of our long-term debt is $40.1 billion at October 2, 2011 and $42.3 billion at December 31, 2010.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

These selected financial assets and liabilities are presented in the Condensed Consolidated Balance Sheets as follows:
(millions of dollars)	Oct. 2, 2011	Dec. 31, 2010
Assets
Cash and cash equivalents	$1,031	$906
Short-term investments	25,257	26,277
Short-term loans	184	467
Long-term investments and loans	9,468	9,747
Taxes and other current assets(a)	232	515
Taxes and other noncurrent assets(b)	987	710
Total selected financial assets	$37,159	$38,622
Liabilities
Short-term borrowings, including current portion of long-term debt	$5,637	$5,603
Other current liabilities(c)	701	339
Long-term debt	35,399	38,410
Other noncurrent liabilities(d)	1,411	545
Total selected financial liabilities	$43,148	$44,897
(a)
At October 2, 2011, derivative instruments at fair value include foreign currency forward-exchange contracts ($123 million), foreign currency swaps ($88 million) and interest rate swaps ($21 million) and at December 31, 2010, include foreign currency forward-exchange contracts ($494 million) and foreign currency swaps ($21 million).

(b)
At October 2, 2011, derivative instruments at fair value include interest rate swaps ($942 million) and foreign currency swaps ($45 million) and at December 31, 2010, include interest rate swaps ($603 million) and foreign currency swaps ($107 million).

(c)
At October 2, 2011, derivative instruments at fair value include foreign currency forward-exchange contracts ($426 million) and foreign currency swaps ($275 million) and at December 31, 2010, include foreign currency forward-exchange contracts ($257 million), foreign currency swaps ($79 million) and interest rate swaps ($3 million).

(d)
At October 2, 2011, derivative instruments at fair value include foreign currency swaps ($1.4 billion) and interest rate swaps ($15 million) and at December 31, 2010, include foreign currency swaps ($544 million) and interest rate swaps ($1 million).

There were no significant impairments of financial assets recognized in the third quarter and first nine months of 2011 or 2010.

B. Investments in Debt Securities

The contractual maturities of the available-for-sale and held-to-maturity debt securities at October 2, 2011, follow:
	Years
(millions of dollars)	Within 1	Over 1 to 5	Over 10	Total at Oct. 2, 2011
Available-for-sale debt securities:
Western European, U.S., Scandinavian and other government debt	$15,215	$1,361	$––	$16,576
Corporate debt	1,675	2,495	––	4,170
Western European, Scandinavian and other government agency debt	3,661	253	––	3,914
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	––	2,240	––	2,240
Supranational debt	2,338	514		2,852
Reverse repurchase agreements	783	––	––	783
U.S. government Federal Deposit Insurance Corporation guaranteed debt	623	13	16	652
Other asset-backed securities	2	74	10	86
Certificates of deposit	95	––	––	95
Held-to-maturity debt securities:
Certificates of deposit and other	1,198	6	––	1,204
Total debt securities	$25,590	$6,956	$26	$32,572

C. Short-Term Borrowings
Short-term borrowings include amounts for commercial paper of $600 million as of October 2, 2011 and $1.2 billion as of December 31, 2010.

D. Derivative Financial Instruments and Hedging Activities
Foreign Exchange Risk—As of October 2, 2011, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $51.4 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Risk—As of October 2, 2011, the aggregate notional amount of interest rate derivative financial instruments is $13.4 billion. The derivative financial instruments hedge U.S. dollar and euro fixed-rate debt.

Information about gains/(losses) incurred to hedge or offset foreign exchange or interest rate risk is as follows:
	Amount of Gains/(Losses) Recognized in OID(a) (b) (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a) (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a) (d)
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Three Months Ended:
Derivative Financial Instruments in Fair Value Hedge Relationships(b)
Interest rate swaps	$––	$––	$––	$––	$––	$––
Foreign currency swaps	(1)	(1)	––	––	––	––

Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$(1,047)	$656	$(654)	$815
Foreign currency forward-exchange contracts	––	––	1	(1)	1	––

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	$(1)	$1	$(118)	$(39)	$––	$––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps	$29	$6	$––	$––	$––	$––
Foreign currency forward-exchange contracts	(75)	419	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	$––	$––	$––	$(96)	$––	$––
Foreign currency long-term debt	––	––	(42)	(38)	––	––
Total	$(48)	$425	$(1,206)	$482	$(653)	$815

Nine Months Ended:
Derivative Financial Instruments in Fair Value Hedge Relationships(b)
Interest rate swaps	$––	$––	$––	$––	$––	$––
Foreign currency swaps	(1)	(1)	––	––	––	––

Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$(516)	$(1,000)	$76	$(440)
Foreign currency forward-exchange contracts	––	––	4	(2)	5	2

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	$14	$––	$(1,076)	$(78)	$––	$––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency swaps	$72	$6	$––	$––	$––	$––
Foreign currency forward-exchange contracts	(392)	(943)	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	$––	$––	$940	$(195)	$––	$––
Foreign currency long-term debt	––	––	(47)	(72)	––	––

Total	$(307)	$(938)	$(695)	$(1,347)	$81	$(438)
(a)
OID = Other (income)/deductions—net, included in the income statement account, Other deductions—net. OCI = Other comprehensive income/(loss), included in the balance sheet account Accumulated other comprehensive loss.

(b)	Also includes gains and losses attributable to the hedged risk in fair value hedge relationships.
(c)	There was no significant ineffectiveness in the third quarter and first nine months of 2011 or 2010.
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For information about the fair value of our derivative financial instruments, and the impact on our Condensed Consolidated Balance Sheets, see Note 9A. Financial Instruments: Selected Financial Assets and Liabilities. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. The aggregate fair value of these derivative instruments that are in a liability position is $667 million, for which we have posted collateral of $662 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on October 2, 2011, we would have been required to post an additional $22 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

E. Credit Risk
On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of October 2, 2011, we had $3.3 billion due from a well-diversified, highly rated group (S&P ratings of primarily A+ or better) of bank counterparties around the world. See Note 9B. Financial Instruments: Investments in Debt Securities for a distribution of our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of October 2, 2011, we received cash collateral of $647 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. The collateral received obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 10. Inventories

The components of inventories follow:
(millions of dollars)	Oct. 2, 2011	Dec. 31, 2010

Finished goods	$3,975	$3,665
Work-in-process	3,577	3,727
Raw materials and supplies	874	883
Total inventories(a)	$8,426	$8,275
(a)	Certain amounts of inventories are in excess of one year’s supply. There are no recoverability issues associated with these amounts.

Note 11. Goodwill and Other Intangible Assets

A. Goodwill

The changes in the carrying amount of goodwill for the nine months ended October 2, 2011, follow:
(millions of dollars)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Animal Health and Consumer Healthcare	Nutrition	To be allocated(a)		Total
	$						$
Balance, December 31, 2010				$2,449	$496	$40,983		$43,928
Additions(b)				—	—	825		825
Other(c)				15	11	630		656
Balance, October 2, 2011	$			$2,464	$507	$42,438		$45,409
(a)
The amount to be allocated includes the former Biopharmaceutical goodwill (see below), as well as newly acquired goodwill, substantially all from our acquisition of King, for which the allocation to reporting units is pending (see Note 3. Acquisition of King Pharmaceuticals, Inc. for additional information).

(b)
Substantially all of the amount relates to our acquisition of King and is subject to change until we complete the recording of the assets acquired and liabilities assumed from King (see Note 3. Acquisition of King Pharmaceuticals, Inc.). The allocation of King goodwill among our reporting units has not yet been completed, but will be completed within one year of the acquisition date.

(c)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our company was previously managed through two operating segments (Biopharmaceutical and Diversified), and is now managed through five operating segments (see Note 15. Segment, Product and Geographic Area Information for further information). As a result of this change, the goodwill previously associated with our Biopharmaceutical operating segment is required to be allocated among the Primary Care, Specialty Care and Oncology, and Established Products and Emerging Markets operating segments. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit. Therefore, we have not yet completed the allocation, but we expect that it will be completed in the current year. While all reporting units can confront events and circumstances that can lead to impairments (such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity), in general, the increased number of Biopharmaceutical reporting units significantly increases our risk of goodwill impairment charges as smaller reporting units are inherently less able to absorb negative developments that might affect certain operating assets but not others.

B. Other Intangible Assets

The components of identifiable intangible assets follow:
	Oct. 2, 2011			December 31, 2010
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets:
Developed technology rights	$71,288	$(30,932)	$40,356	$68,432	$(26,223)	$42,209
Brands	1,693	(569)	1,124	1,626	(607)	1,019
License agreements	589	(284)	305	637	(248)	389
Trademarks and other	558	(441)	117	533	(324)	209
Total amortized finite-lived intangible assets	74,128	(32,226)	41,902	71,228	(27,402)	43,826
Indefinite-lived intangible assets:
Brands	10,291	—	10,291	10,219	—	10,219
In-process research and development	3,332	—	3,332	3,438	—	3,438
Trademarks	72	—	72	72	—	72
Total indefinite-lived intangible assets	13,695	—	13,695	13,729	—	13,729
Total identifiable intangible assets(a)	$87,823	$(32,226)	$55,597	$84,957	$(27,402)	$57,555
(a)
The decrease is primarily related to amortization as well as impairment charges (see Note 6. Other (Income)/Deductions—Net), partially offset by the assets acquired as part of the acquisition of King (see Note 3. Acquisition of King Pharmaceuticals, Inc.) and the impact of foreign exchange.

At October 2, 2011, our identifiable intangible assets are associated with the following, as a percentage of identifiable intangible assets, less accumulated amortization:

●	Developed Technology Rights: Specialty Care (62%); Established Products (18%); Primary Care (16%); Animal Health (2%); Oncology (1%); and Nutrition (1%)

●	Finite-Lived Brands: Consumer Healthcare (57%); Established Products (29%); and Animal Health (14%)

●	Indefinite-Lived Brands: Consumer Healthcare (50%); Established Products (28%); and Nutrition (22%)

●	IPR&D: Specialty Care (75%); Worldwide Research and Development (13%); Primary Care (6%); Established Products (3%); Oncology (2%); and Animal Health (1%)

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield a successful product. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. As such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future.

On October 25, 2011, the European Commission approved the Company’s pneumococcal conjugate vaccine, Prevenar 13 Adult, for active immunization for the prevention of vaccine-type invasive disease caused by Streptococcus pneumoniae in adults age 50 years and older. As a result of this fourth-quarter 2011 approval in a major market, as of the approval date, the associated asset, with a net book value of $1.8 billion as of October 2, 2011, will be reclassified from IPR&D to Developed Technology Rights and will begin to be amortized.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.4 billion for the third quarter of 2011, $1.2 billion for the third quarter of 2010, $4.3 billion for the first nine months of 2011 and $4.1 billion for the first nine months of 2010.

Note 12. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs of the U.S. and international pension plans and the postretirement plans, which provide medical and life insurance benefits to retirees and their eligible dependents, follow:
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans(d)
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Three Months Ended:
Service cost	$87	$83	$9	$7	$63	$55	$17	$18
Interest cost	181	183	17	19	115	103	49	52
Expected return on plan assets	(216)	(193)	––	––	(115)	(105)	(9)	(7)
Amortization of:
Actuarial losses	33	38	9	7	23	17	4	7
Prior service (credits)/costs	(2)	––	(1)	(1)	(2)	(1)	(13)	(15)
Curtailments and settlements––net	20	(3)	3	8	3	––	(14)	(4)
Special termination benefits	7	7	5	3	1	1	1	1
Net periodic benefit costs	$110	$115	$42	$43	$88	$70	$35	$52

Nine Months Ended:
Service cost	$266	$266	$28	$22	$190	$172	$52	$61
Interest cost	550	562	54	59	340	319	146	160
Expected return on plan assets	(657)	(595)	––	––	(336)	(324)	(26)	(23)
Amortization of:
Actuarial losses	103	114	27	22	66	50	12	7
Prior service (credits)/costs	(6)	1	(2)	(2)	(4)	(3)	(40)	(24)
Curtailments and settlements––net	71	(72)	21	(1)	7	(5)	(40)	(6)
Special termination benefits	17	57	18	155	4	4	2	13
Net periodic benefit costs	$344	$333	$146	$255	$267	$213	$106	$188
(a)
The increase in net periodic benefit costs in the first nine months of 2011, compared to the first nine months of 2010, for our U.S. qualified plans was primarily driven by higher settlement charges and lower curtailment gains associated with restructuring initiatives partially offset by higher expected return on plan assets and special termination benefits recognized in the prior-year period for certain executives as part of restructuring initiatives.

(b)
The decrease in net periodic benefit costs in the first nine months of 2011, compared to the first nine months of 2010, for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits recognized in the prior-year period for certain executives as part of restructuring initiatives.

(c)
The increase in net periodic benefit costs in the first nine months of 2011, compared to the first nine months of 2010, for our international pension plans was primarily driven by the decrease in the discount rate partially offset by higher expected return on plan assets.

(d)
The decrease in net periodic benefit costs in the first nine months of 2011, compared to the first nine months of 2010, for our postretirement plans was primarily driven by the harmonization of the postretirement plans and by higher curtailment gains and lower settlement charges associated with restructuring initiatives.

For the first nine months of 2011, we contributed from our general assets $487 million to our U.S. qualified pension plans, $314 million to our international pension plans, $183 million to our postretirement plans and $162 million to our U.S. supplemental (non-qualified) pension plans.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2011, we expect to contribute from our general assets a total of $487 million to our U.S. qualified pension plans, $483 million to our international pension plans, $249 million to our postretirement plans and $188 million to our U.S. supplemental (non-qualified) pension plans. Contributions expected to be made for 2011 are inclusive of amounts contributed during the first nine months of 2011. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

Note 13. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) were computed using the following data:
	Three Months Ended		Nine Months Ended
(in millions)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

EPS Numerator––Basic:
Income from continuing operations	$2,434	$856	$7,246	$5,324
Less: net income attributable to noncontrolling interests	11	5	31	24
Income from continuing operations attributable to Pfizer Inc.	2,423	851	7,215	5,300
Less: preferred stock dividends––net of tax	––	1	1	2
Income from continuing operations attributable to Pfizer Inc. common shareholders	2,423	850	7,214	5,298
Discontinued operations––net of tax	1,315	15	1,355	67
Net income attributable to Pfizer Inc. common shareholders	$3,738	$865	$8,569	$5,365

EPS Numerator––Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,423	$851	$7,215	$5,300
Discontinued operations––net of tax	1,315	15	1,355	67
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,738	$866	$8,570	$5,367

EPS Denominator:
Weighted-average number of common shares outstanding––Basic	7,770	8,027	7,877	8,045
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	40	30	48	34
Weighted-average number of common shares outstanding––Diluted	7,810	8,057	7,925	8,079

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	342	419	279	419
(a)
These common stock equivalents were outstanding during the three and nine months ended October 2, 2011 and October 3, 2010, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 14. Legal Proceedings and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Notes to Condensed Consolidated Financial Statements – Note 7. Taxes on  Income. Our non-tax contingencies include, among others, the following:

●
Patent litigation, which typically involves challenges to the coverage and/or validity of our patents on various products or processes. We are the plaintiff in the vast majority of these actions. An adverse outcome in actions in which we are the plaintiff could result in a loss of patent protection for the drug at issue, a significant loss of revenues from that drug and impairments of any associated assets.

●
Product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities-law and breach of contract claims, among others, often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual provable injury and other matters.

●	Commercial and other litigation, which can include merger-related and product pricing claims and environmental claims and proceedings, can involve complexities that will vary from matter to matter.

●	Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other countries.

●
Guarantees and indemnifications, which generally arise in connection with the sale of assets and businesses and typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain of these contingencies could result in losses, including damages, fines and/or civil penalties, and/or criminal charges, which could be substantial.

We believe that our claims and defenses in these matters are substantial, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that any of these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the applicable amounts are paid and/or accrued.

We have accrued for losses that are both probable and reasonably estimable. Substantially all of these contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex. Consequently, we are unable to estimate the range of reasonably possible loss in excess of amounts accrued. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

The principal pending matters to which we are a party are discussed below. In determining whether a pending matter is a principal matter, we consider both quantitative and qualitative factors in order to assess materiality, such as, among other things, the amount of damages and the nature of any other relief sought in the proceeding, if such damages and other relief are specified; our view of the merits of the claims and of the strength of our defenses; whether the action purports to be a class action and our view of the likelihood that a class will be certified by the court; the jurisdiction in which the proceeding is pending; any experience that we or, to our knowledge, other companies have had in similar proceedings; whether disclosure of the action would be important to a reader of our financial statements, including whether disclosure might change a reader’s judgment about our financial statements in light of all of the information about the Company that is available to the reader; the potential impact of the proceeding on our reputation; and the extent of public interest in the matter. In addition, with respect to patent matters, we consider, among other things, the financial significance of the product protected by the patent. As a result of considering qualitative factors in our determination of principal matters, there are some matters discussed below with respect to which management believes that the likelihood of possible loss in excess of amounts accrued is remote.

A. Patent Litigation

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

●	Actions in Which We Are the Plaintiff and Certain Related Actions

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

In October 2009, Dr. Reddy's Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, Dr. Reddy's) and KUDCO Ireland, Ltd. and Kremers Urban LLC (collectively, KUDCO) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lipitor. Both of the abbreviated new drug applications cover the 10mg, 20mg and 40mg dosage strengths, and KUDCO’s abbreviated new drug application also covers the 80mg dosage strength. Dr. Reddy’s and KUDCO assert the invalidity and/or non-infringement of our patent covering the crystalline form of atorvastatin and two other Lipitor patents. In December 2009, we filed actions against Dr. Reddy’s and KUDCO in the U.S. District Court for the District of Delaware asserting the infringement of our crystalline patent. In addition, in December 2010, we filed an action against Dr. Reddy’s in the same court asserting the infringement of the same patent in connection with Dr. Reddy’s additional abbreviated new drug application seeking approval to market a generic version of the 80mg dosage strength. In August 2011, we settled our patent-infringement actions against Dr. Reddy’s on terms that are not material to Pfizer.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2010, Actavis, Inc. and Actavis Pharma Manufacturing Pvt. Ltd. (collectively, Actavis) notified us that they had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lipitor. Actavis asserts the non-infringement of our patent covering the crystalline form of atorvastatin and two other Lipitor patents. In August 2010, we filed an action against Actavis in the U.S. District Court for the District of Delaware asserting the infringement of our crystalline patent. In September 2011, this action was settled on terms that are not material to Pfizer.

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

Our basic U.K. patent for Lipitor, including the supplementary protection certificate (SPC) and pediatric extension period, expires in May 2012. In the U.K., on June 20, 2011, certain wholesalers and certain of their pharmacy customers began selling generic atorvastatin that had been supplied to the wholesalers by Teva UK Limited (Teva UK). On the same day, we obtained a preliminary injunction from the High Court of Justice prohibiting Teva UK and the wholesalers from further sales of generic atorvastatin. On July 11, 2011, Teva UK and the wholesalers consented to the continuation of the preliminary injunction during the pendency of the case. On October 5, 2011, a consent judgment was filed with the court in which Teva UK and the other defendants admitted the validity and infringement of our basic U.K. patent and submitted to an injunction prohibiting the sale of Teva UK’s generic atorvastatin product in the U.K. before our patent (including the SPC and pediatric extension period) expires in May 2012. Separately, in September 2011, Dr. Reddy’s Laboratories (UK) Limited filed an action in the High Court of Justice seeking revocation of the six-month pediatric extension, which extended exclusivity for Lipitor in the U.K. from November 2011 to May 2012. We are defending this action, which is based upon the interpretation of the EU Pediatric Medicines Regulation.

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

Viagra (sildenafil)
In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries Ltd. (Teva Pharmaceutical Industries), which had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Viagra. Teva USA and Teva Pharmaceutical Industries assert the invalidity and non-infringement of the Viagra use patent, which expires in 2019, but have not challenged the basic patent, which expires in 2012. In August 2011, the court ruled that our Viagra use patent is valid and infringed, thereby preventing Teva USA and Teva Pharmaceutical Industries from receiving approval for a generic version of Viagra before October 2019. In September 2011, Teva USA and Teva Pharmaceutical Industries appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

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

Detrol and Detrol LA (tolterodine)
In January 2008, Impax Laboratories, Inc. (Impax) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. Impax is challenging on various grounds the basic patent, which (including the six-month pediatric exclusivity period) expires in 2012, and three formulation patents, which (including the six-month pediatric exclusivity period) expire in 2020. We filed an action against Impax in the U.S. District Court for the Southern District of New York asserting the infringement of the basic patent and two of the formulation patents. This action subsequently was transferred to the U.S. District Court for the District of New Jersey.

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

Following their respective filings of abbreviated new drug applications with the FDA, Teva USA and Teva Pharmaceutical Industries, Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun) and KUDCO Ireland, Ltd. (KUDCO Ireland) received final FDA approval to market their generic versions of Protonix 20mg and 40mg delayed-release tablets. Wyeth and Nycomed filed actions against those generic manufacturers in the U.S. District Court for the District of New Jersey, which subsequently were consolidated into a single proceeding, alleging infringement of the basic patent and seeking declaratory and injunctive relief. Following the court's denial of a preliminary injunction sought by Wyeth and Nycomed, Teva USA and Teva Pharmaceutical Industries and Sun launched their generic versions of Protonix tablets at risk in December 2007 and January 2008, respectively. Wyeth launched its own generic version of Protonix tablets in January 2008, and Wyeth and Nycomed filed amended complaints in the pending patent-infringement action seeking compensation for damages resulting from Teva USA’s, Teva Pharmaceutical Industries’ and Sun's at-risk launches.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Avinza (morphine sulfate)
King Pharmaceuticals, Inc. (King) and Elan Pharma International LTD (EPI) brought a patent-infringement action in the U.S. District Court for the District of New Jersey against Sandoz in July 2009 as the result of its  abbreviated new drug application with the FDA seeking approval to a market generic version of Avinza. Sandoz is challenging a formulation patent for Avinza, which is owned by EPI that expires in 2017.

EpiPen
King brought patent-infringement actions against Sandoz in the U.S District Court for the District of New Jersey in July 2010 and against Teva Pharmaceutical Industries and Intelliject, Inc. (Intelliject) in the U.S. District Court for the District of Delaware in August 2009 and January 2011, respectively, as the result of their abbreviated new drug applications with the FDA seeking approval to market epinephrine injectable products. The two actions in Delaware subsequently were consolidated. Sandoz, Teva Pharmaceutical Industries and Intelliject are challenging two patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Embeda (morphine sulfate/naltrexone hydrochloride extended-release capsules)
In August 2011, Watson Laboratories Inc. – Florida (Watson Florida) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Embeda extended-release capsules. Watson Florida asserts the invalidity and non-infringement of three formulation patents that expire in 2027. In October 2011, we filed an action against Watson Florida in the U.S. District Court for the District of Delaware asserting the infringement of, and defending against the allegations of the invalidity of, the three formulation patents.

●	Action in Which We Are the Defendant and a Related Action

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

In May 2008, a subsidiary of Wyeth filed suit in the U.S. District Court for the District of Delaware against Novartis seeking a declaration that the two Novartis patents initially asserted against Wyeth and its subsidiary in the action referred to in the preceding paragraph are invalid on the ground that the Wyeth subsidiary was the first to invent the subject matter. In February 2010, the District of Delaware declined to invalidate those two Novartis patents. In March 2010, the Wyeth subsidiary appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In August 2011, the Federal Circuit affirmed the District Court’s decision. In September 2011, the Wyeth subsidiary filed a petition for a rehearing with the Federal Circuit. The Federal Circuit’s decision does not address the defenses that Wyeth and its subsidiary are asserting in the action referred to in the previous paragraph.

B. Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos

●	Quigley

Quigley Company, Inc. (Quigley), a wholly owned subsidiary, was acquired by Pfizer in 1968 and sold products containing small amounts of asbestos until the early 1970s. In September 2004, Pfizer and Quigley took steps that were intended to resolve all pending and future claims against Pfizer and Quigley in which the claimants allege personal injury from exposure to Quigley products containing asbestos, silica or mixed dust. We recorded a charge of $369 million pre-tax ($229 million after-tax) in the third quarter of 2004 in connection with these matters.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In September 2004, Quigley filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. In March 2005, Quigley filed a reorganization plan in the Bankruptcy Court that needed the approval of 75% of the voting claimants as well as the Bankruptcy Court and the U.S. District Court for the Southern District of New York. In connection with that filing, Pfizer entered into settlement agreements with lawyers representing more than 80% of the individuals with claims related to Quigley products against Quigley and Pfizer. The agreements provide for a total of $430 million in payments, of which $215 million became due in December 2005 and has been and is being paid to claimants upon receipt by the Company of certain required documentation from each of the claimants. The reorganization plan provided for the establishment of a Trust (the Trust) for the evaluation and, as appropriate, payment of all unsettled pending claims as well as any future claims alleging injury from exposure to Quigley products.

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

In March 2011, Pfizer entered into a settlement agreement with a committee (the Ad Hoc Committee) representing approximately 40,000 claimants in the Quigley bankruptcy proceeding (the Ad Hoc Committee claimants). Consistent with the additional charges recorded in 2010 referred to above, the principal provisions of the settlement agreement provide for a settlement payment in two installments and other consideration, as follows:

●
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a first installment  of $500 million upon receipt by Pfizer of releases of  asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding $500 million in the aggregate of claims (Pfizer began paying this first installment in June 2011);

●
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a second installment of $300 million upon Pfizer’s receipt of releases of  asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding an additional $300 million in the aggregate of claims following the earlier of the effective date of a revised plan of reorganization and April 6, 2013;

●	the payment of the Ad Hoc Committee’s legal fees and expenses incurred in this matter up to a maximum of $19 million (Pfizer began paying these legal fees and expenses in May 2011); and

●
the procurement by Pfizer of insurance for the benefit of certain Ad Hoc Committee claimants to the extent such claimants with non-malignant diseases have a future disease progression to a malignant disease (Pfizer procured this insurance in August 2011).

Following the execution of the settlement agreement with the Ad Hoc Committee, Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in April 2011. Under the revised plan, and consistent with the additional charges recorded in 2010 referred to above, we expect to contribute an additional amount to the Trust, if and when the Bankruptcy Court confirms the plan, of cash and non-cash assets (including insurance proceeds) with a value in excess of $550 million. The Bankruptcy Court must find that the revised plan meets the requisite standards of the U.S. Bankruptcy Code before it confirms the plan. We expect that, if approved by claimants, confirmed by the Bankruptcy Court and the District Court and upheld on any subsequent appeal, the revised reorganization plan will result in the District Court entering a permanent injunction directing pending claims as well as future claims alleging personal injury from exposure to Quigley products to the Trust. There is no assurance that the plan will be confirmed by the courts.

In a separately negotiated transaction with an insurance company in August 2004, we agreed to a settlement related to certain insurance coverage which provides for payments to an insurance proceeds trust established by Pfizer and Quigley over a ten-year period of amounts totaling $405 million. Most of these insurance proceeds, as well as other payments from insurers that issued policies covering Pfizer and Quigley, would be paid, following confirmation, to the Trust for the benefit of present unsettled and future claimants with claims arising from exposure to Quigley products.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	Other Matters

Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of September 30, 2011, approximately 68,000 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

Warner-Lambert and American Optical brought suit in state court in New Jersey against the insurance carriers that provided coverage for the asbestos and other allegedly hazardous materials claims related to American Optical. A majority of the carriers subsequently agreed to pay for a portion of the costs of defending and resolving those claims. The litigation continues against the carriers who have disputed coverage or how costs should be allocated to their policies, and the court held that Warner-Lambert and American Optical are entitled to payment from each of those carriers of a proportionate share of the costs associated with those claims. Under New Jersey law, a special allocation master was appointed to implement certain aspects of the court’s rulings.

Numerous lawsuits are pending against Pfizer in various federal and state courts seeking damages for alleged personal injury from exposure to products containing asbestos and other allegedly hazardous materials sold by Gibsonburg Lime Products Company (Gibsonburg). Gibsonburg was acquired by Pfizer in the 1960s and sold products containing small amounts of asbestos until the early 1970s.

There also is a small number of lawsuits pending in various federal and state courts seeking damages for alleged exposure to asbestos in facilities owned or formerly owned by Pfizer or its subsidiaries.

Celebrex and Bextra

●	Securities and ERISA Actions

Beginning in late 2004, actions, including purported class actions, were filed in various federal and state courts against Pfizer, Pharmacia Corporation (Pharmacia) and certain current and former officers, directors and employees of Pfizer and Pharmacia. These actions include (i) purported class actions alleging that Pfizer and certain current and former officers of Pfizer violated federal securities laws by misrepresenting the safety of Celebrex and Bextra, and (ii) purported class actions filed by persons who claim to be participants in the Pfizer or Pharmacia Savings Plan alleging that Pfizer and certain current and former officers, directors and employees of Pfizer or, where applicable, Pharmacia and certain former officers, directors and employees of Pharmacia, violated certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA) by selecting and maintaining Pfizer stock or Pharmacia stock as an investment alternative when it allegedly no longer was a suitable or prudent investment option. In June 2005, the federal securities and ERISA actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York.

●	Securities Action in New Jersey

In 2003, several purported class action complaints were filed in the U.S. District Court for the District of New Jersey against Pharmacia, Pfizer and certain former officers of Pharmacia. The plaintiffs seek damages, alleging that the defendants violated federal securities laws by misrepresenting the data from a study concerning the gastrointestinal effects of Celebrex. These cases were consolidated for pre-trial proceedings in the District of New Jersey (Alaska Electrical Pension Fund et al. v. Pharmacia Corporation et al.). In January 2007, the court certified a class consisting of all persons who purchased Pharmacia securities from April 17, 2000 through February 6, 2001 and were damaged as a result of the decline in the price of Pharmacia's securities allegedly attributable to the misrepresentations.

In October 2007, the court granted defendants’ motion for summary judgment and dismissed the plaintiffs’ claims. In November 2007, the plaintiffs appealed the decision to the U.S. Court of Appeals for the Third Circuit. In January 2009, the Third Circuit vacated the District Court’s grant of summary judgment in favor of defendants and remanded the case to the District Court for further proceedings. The Third Circuit also held that the District Court erred in determining that the class period ended on February 6, 2001, and directed that the class period end on August 5, 2001. In June 2009, the District Court stayed proceedings in the case pending a determination by the U.S. Supreme Court with regard to defendants’ petition for certiorari seeking reversal of the Third Circuit’s decision. In May 2010, the U.S. Supreme Court denied defendants’ petition for certiorari, and the case was remanded to the District Court for further proceedings.

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

In June 2010, Health Care Service Corporation (HCSC), for itself and its affiliates, Blue Cross and Blue Shield plans in Illinois, New Mexico, Oklahoma and Texas, filed an action against us in the U.S. District Court for the Eastern District of Texas. In July 2010, HCSC amended its complaint. The complaint, as amended, alleges that we engaged in deceptive marketing activities, including off-label promotion, and the payment of improper remuneration to health care professionals with respect to Bextra and Celebrex in violation of, among other things, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and the Illinois Consumer Fraud Act. In December 2010, this action was transferred to a Multi-District Litigation (In re Celebrex and Bextra Marketing, Sales Practices and Product Liability Litigation MDL-1699) in the U.S. District Court for the Northern District of California. In July 2010, HCSC also filed a separate lawsuit against us in the U.S. District Court for the Eastern District of Texas including substantially similar allegations regarding Geodon, Lyrica and Zyvox. In this latter action, in October 2011, HCSC filed an amended complaint that is substantially similar to the original complaint except that it no longer includes allegations regarding Lyrica or claims under the Illinois Consumer Fraud Act. In both actions, HCSC seeks to recover the amounts that it paid for the specified drugs on behalf of its members in Illinois, New Mexico, Oklahoma, and Texas, as well as treble damages and punitive damages.

Hormone-Replacement Therapy
Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in approximately 10,000 actions in various federal and state courts alleging personal injury or economic loss related the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Although new actions are occasionally filed, the number of new actions was not significant in the third quarter of 2011, and we do not expect a substantial change in the rate of new actions being filed. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products). The federal cases have been transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

This litigation consists of individual actions, a few purported statewide class actions and a purported provincewide class action in Quebec, Canada, a statewide class action in California and a nationwide class action in Canada. In March 2011, in an action against Wyeth seeking the refund of the purchase price paid for Wyeth’s hormone-replacement therapy products by individuals in the State of California during the period from January 1995 to January 2003, the U.S. District Court for the Southern District of California certified a class consisting of all individual purchasers of such products in California who actually heard or read Wyeth’s alleged misrepresentations regarding such products. This is the only hormone-replacement therapy action to date against Pfizer and its affiliated companies in the U.S. in which a class has been certified. In addition, in August 2011, in an action against Wyeth seeking damages for personal injury, the Supreme Court of British Columbia certified a class consisting of all women who were prescribed Premplus and/or Premarin in combination with progestin in Canada between January 1, 1997 and December 1, 2003 and who thereafter were diagnosed with breast cancer.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pfizer and its affiliated companies have prevailed in many of the hormone-replacement therapy actions that have been resolved to date, whether by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment notwithstanding the verdict; a number of these cases have been appealed by the plaintiffs. Certain other hormone-replacement therapy actions have resulted in verdicts for the plaintiffs and have included the award of compensatory and, in some instances, punitive damages; each of these cases has been appealed by Pfizer and/or its affiliated companies. The decisions in a few of the cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been upheld by the appellate courts, while several other cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been remanded by the appellate courts to their respective trial courts for further proceedings. Trials of additional hormone-replacement therapy actions are underway or scheduled for 2011.

As of October 2, 2011, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 46% of the hormone-replacement therapy actions pending against us and our affiliated companies. We have recorded aggregate charges with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of $280 million in the first nine months of 2011 and $300 million in prior years. In addition, we have recorded a charge of $260 million in the first nine months of 2011 that provides for the minimum expected costs to resolve all remaining hormone-replacement therapy actions against Pfizer and its affiliated companies, consistent with our current ability to quantify such future costs. The $260 million charge is an estimate and, while we cannot reasonably estimate the range of reasonably possible loss in excess of the amount accrued for these contingencies given the uncertainties inherent in this product liability litigation, as described below, additional charges may be required in the future.

Most of the unresolved actions against Pfizer and/or its affiliated companies have been outstanding for more than five years and could take many more years to resolve. However, opportunistic settlements could occur at any time. The litigation process is time-consuming, as every hormone-replacement action being litigated involves contested issues of medical causation and knowledge of risk. Even though the vast majority of hormone-replacement therapy actions concern breast cancer, the underlying facts (e.g., medial causation, family history, reliance on warnings, physician/patient interaction, analysis of labels, actual provable injury and other critical factors) can differ significantly from action to action, and the process of discovery has not yet begun for a majority of the unresolved actions. Our ability to estimate the range of possible loss in excess of amounts accrued is complicated by these factors.

In addition, the hormone-replacement therapy litigation involves fundamental issues of science and medicine that often are uncertain and continue to evolve. Key scientific court rulings may have a significant impact on the litigation as a whole. An integral part of the litigation process involves understanding the evolving science as well as seeking key scientific rulings. Equally important, the discovery process is lengthy and complex and has not yet begun for a majority of the unresolved actions. Therefore, we may not have sufficient information to determine the percentage of unresolved actions that could be impacted by scientific developments and/or key scientific rulings. Our ability to estimate the range of possible loss in excess of amounts accrued is complicated by these fundamental issues of science and medicine, because we do not know how the science may evolve, how the courts will rule on key motions or which unresolved actions will be impacted by these scientific matters.

Accordingly, we cannot reasonably estimate the range of possible loss in excess of amounts accrued for these contingencies.

●	Government Inquiries; Action by State of Nevada

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In the Multi-District Litigation, in 2009, the court denied the plaintiffs’ renewed motion for certification of a nationwide class of all consumers and third-party payers who allegedly purchased or reimbursed patients for the purchase of Neurontin for off-label uses from 1994 through 2004. In May 2011, the court denied a motion to reconsider its class certification ruling.

In 2010, the Multi-District Litigation court partially granted the Company’s motion for summary judgment, dismissing the claims of all of the proposed class representatives for third-party payers and four of the six proposed class representatives for individual consumers. In June 2011, the plaintiffs whose claims were dismissed appealed both the dismissal and the denial of class certification to the U.S. Court of Appeals for the First Circuit.

Also in the Multi-District Litigation, in February 2011, a third-party payer who was not included in the proposed class action appealed a dismissal order to the U.S. Court of Appeals for the First Circuit.

Plaintiffs are seeking certification of statewide classes of Neurontin purchasers in actions pending in California, Illinois and Oklahoma. State courts in New York, Pennsylvania, Missouri and New Mexico have declined to certify statewide classes of Neurontin purchasers.

In January 2011, the U.S. District Court for the District of Massachusetts entered an order trebling a jury verdict against us in an action by a third-party payer seeking damages for the alleged off-label promotion of Neurontin in violation of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The verdict was for $47.4 million, which was subject to automatic trebling to $142.1 million under the RICO Act. In November 2010, the court had entered a separate verdict against us in the amount of $65.4 million, together with prejudgment interest, under California’s Unfair Trade Practices law relating to the same alleged conduct, which amount is included within and is not additional to the $142.1 million trebled amount of the jury verdict. In August 2011, we appealed the District Court’s judgment to the U.S. Court of Appeals for the First Circuit.

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

In addition, purported class actions have been filed against us in various Canadian provincial courts alleging claims arising from the promotion, sale and labeling of Neurontin and generic gabapentin. In February 2010, in a proceeding pending in Ontario, Canada, the court certified a class consisting of all persons in Canada, except in Quebec, who purchased and ingested Neurontin prior to August 2004. The plaintiffs claim that Pfizer failed to provide adequate warning of the alleged risks of personal injury associated with Neurontin. Two purported provincewide class actions pending in Quebec that include substantially similar allegations will be included in that national class action by agreement of the parties and order of the Quebec court, subject to approval by the Ontario court.

In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation MDL-1479) that consolidates four actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 and who also purchased generic gabapentin after it became available. The complaints allege that Pfizer and Warner-Lambert engaged in anticompetitive conduct in violation of the Sherman Act that included, among other things, submitting patents for listing in the Orange Book and prosecuting and enforcing certain patents relating to Neurontin, as well as engaging in off-label marketing of Neurontin. Plaintiffs seek compensatory damages, which may be subject to trebling.

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

On November 8, 2011, 11 California pharmacies filed suit in the U.S. District Court for the Northern District of California against Pfizer and Ranbaxy Laboratories Ltd. Plaintiffs allege antitrust violations in connection with the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates. The plaintiffs allege that the settlement agreement constituted a conspiracy to delay the launch of generic Lipitor in the U.S. The suit seeks to recover damages for alleged price overcharges for Lipitor from March 24, 2010 to the present that plaintiffs claim were attributable to the delay in the launch of generic Lipitor in the U.S. Plaintiffs also seek injunctive relief, invalidating the settlement agreement and Pfizer’s remaining Lipitor patents, as well as treble damages.

On November 9, 2011, a purported class action was filed in the U.S. District Court for the Eastern District of Pennsylvania against Pfizer and certain affiliates of Pfizer, including Warner-Lambert Company. The plaintiffs seek to represent a class consisting of all persons in the U.S. who purchased and/or paid for Lipitor directly from any of the defendants between March 25, 2010 and the present. The plaintiffs allege fraud in connection with Warner-Lambert Company’s application to the U.S. Patent and Trademark Office for the enantiomer patent for Lipitor, which (including the six-month pediatric exclusivity period) expired in June 2011, as well as antitrust violations in connection with the enforcement of that patent. The suit seeks to recover treble damages on behalf of the putative class for alleged price overcharges for Lipitor in the U.S. from March 25, 2010 to the present that plaintiffs claim resulted from the delay in the launch of generic Lipitor in the U.S. attributable to the enantiomer patent.

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

In July 2010, a related action was filed in the U.S. District Court for the Southern District of New York against Elan Corporation (Elan), certain directors and officers of Elan, and Pfizer, as successor to Wyeth. Elan participated in the development of bapineuzumab until September 2009. The complaint alleges that Elan, Wyeth and the individual defendants violated federal securities laws by making or causing Elan to make false and misleading statements, and by failing to disclose or causing Elan to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab. The plaintiff seeks to represent a class consisting of all persons who purchased Elan call options from June 17, 2008 through July 29, 2008 and seeks damages in an unspecified amount on behalf of the purported class. In June 2011, the court granted Pfizer’s and Elan’s motions to dismiss the complaint. In July 2011, the plaintiff filed a supplemental memorandum setting forth the bases that the plaintiff believed supported amendment of the complaint. In August 2011, the court dismissed the complaint with prejudice. In September 2011, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit.

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

The U.S. District Court for the Southern District of New York dismissed the ERISA action and denied the plaintiff’s motion to amend the complaint in March and August 2010, respectively. In September 2010, the plaintiff appealed both of those rulings to the U.S. Court of Appeals for the Second Circuit. In November 2010, the plaintiff withdrew the appeal, but reserved the right to reinstate the appeal by December 2011. In addition, in January 2011, the shareholder derivative action was voluntarily dismissed by the plaintiff. The purported securities class action remains pending.

Rebif
We have an exclusive collaboration agreement with EMD Serono, Inc. (Serono) to co-promote Rebif, a treatment for multiple sclerosis, in the U.S. In August 2011, Serono filed a complaint in the Philadelphia Court of Common Pleas seeking a declaratory judgment that we are not entitled to a 24-month extension of the Rebif co-promotion agreement, which otherwise would terminate at the end of 2013. We disagree with Serono's interpretation of the agreement and believe that we have the right to extend the agreement to the end of 2015. In October 2011, the court sustained our preliminary objections and dismissed the complaint, and Serono appealed the decision to the Superior Court of Pennsylvania.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Commercial and Other Matters

Acquisition of Wyeth
In 2009, a number of retail pharmacies in California brought an action against Pfizer and Wyeth in the U.S. District Court for the Northern District of California. The plaintiffs allege, among other things, that our acquisition of Wyeth violated various federal antitrust laws by creating a monopoly in the manufacture, distribution and sale of prescription drugs in the U.S. In April 2010, the District Court granted our motion to dismiss the second amended complaint. In May 2011, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal by the District Court and, in June 2011, it denied plaintiffs’ petition for a rehearing. In October 2011, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit’s decision.

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

In November 2010, all of the actions filed in state court were consolidated in the Chancery Court for Sullivan County, Tennessee Second Judicial District, at Bristol. The parties to the consolidated state court action have reached an agreement-in-principle to resolve that action as a result of certain disclosures regarding the transaction made by King in its amended Schedule 14D-9 recommendation statement for the tender offer dated January 21, 2011. The proposed settlement is subject to, among other things, court approval.

In September 2011, the court granted defendants’ unopposed motion to dismiss the federal action.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, Wyeth is a defendant in AWP actions brought by certain states, which are not included in the Multi-District Litigation, as well as AWP actions brought by most counties in New York, almost all of which are included in the Multi-District Litigation. Wyeth also is a defendant in a purported class action in state court in New Jersey brought by two union health and welfare plans on behalf of a putative class consisting of third-party payers, certain consumers and Medicare beneficiaries. In addition, King and/or certain of its subsidiaries are defendants in AWP actions brought by certain states, which are not included in the Multi-District Litigation. These actions against Wyeth and King would not be included in the proposed settlement referred to in the previous paragraph.

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

In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto's chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations related to Former Monsanto’s chemical businesses are limited to sites that Solutia has owned or operated. In addition, in connection with its spin-off that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto's chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia's and New Monsanto's assumption of and agreement to indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto's chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls.

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

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation's discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA. In July 2011, we finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility to address the discharge of impacted groundwater from that facility.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2011, King received notice from the U.S. Department of Justice (DOJ) advising that the EPA has requested that DOJ initiate enforcement action seeking injunctive relief and penalties against King for alleged non-compliance with certain provisions of the federal Clean Air Act at its Bristol, Tennessee manufacturing facility. King has executed a tolling agreement with the DOJ in order to facilitate the possible resolution of this matter.

In October 2011, we voluntarily disclosed to the EPA potential non-compliance with certain provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. We do not expect that any penalties that may result from this matter will be material to the Company.

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

The Company has voluntarily provided the DOJ and the U.S. Securities and Exchange Commission (SEC) with information concerning potentially improper payments made by certain Pfizer and Wyeth subsidiaries in connection with certain sales activities outside the U.S. In recent discussions, we have reached agreements-in-principle with the SEC staff and with the DOJ for the resolution of these matters. We anticipate entering into and announcing final agreements in the fourth quarter. In addition, certain potentially improper payments and other matters are the subject of investigations by government authorities in certain foreign countries, including a civil and criminal investigation in Germany with respect to certain tax matters relating to a wholly owned subsidiary of Pfizer.

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

The U.S. Attorney’s Office for the Western District of Oklahoma is conducting a civil and criminal investigation with respect to Wyeth’s promotional practices relating to Rapamune. In addition, in October 2010, the federal government was permitted to intervene in a qui tam action, which alleges off-label promotion of Rapamune that was pending in the U.S. District Court for the Eastern District of Pennsylvania. In December 2010, the qui tam action was transferred to the Western District of Oklahoma, where it was consolidated with the proceedings under way there. We are exploring with the U.S. Attorney’s Office various ways to resolve this matter.

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

E. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or are related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 2, 2011, recorded amounts for the estimated fair value of these indemnifications were not significant.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Segment, Product and Geographic Area Information

A. Segment Information

We manage our operations through five operating segments––Primary Care (PC), Specialty Care and Oncology (SC&O), Established Products and Emerging Markets (EP&EM), Animal Health and Consumer Healthcare (AH&CH) and Nutrition. Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and IPR&D projects that generally have achieved proof-of-concept. Previously, we managed our operations through two operating segments––Biopharmaceutical and Diversified.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

A description of each of our five operating segments follows:

●
Primary Care operating segment (PC)––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, diabetes, cardiovascular (excluding pulmonary arterial hypertension), erectile dysfunction, major depressive disorder, genitourinary, pain, respiratory and smoking cessation. Examples of products in this unit include Celebrex, Chantix/Champix, Lipitor, Lyrica, Premarin, Pristiq and Viagra. All revenues and earnings for such products are allocated to the Primary Care unit, except those generated in emerging markets and those that are managed by the Established Products unit.

●	Specialty Care and Oncology operating segment (SC&O)––comprises the Specialty Care business unit and the Oncology business unit.

●
Specialty Care––includes revenues and earnings, as defined by management, from most human pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, multiple sclerosis, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this unit include BeneFIX, Enbrel, Genotropin, Geodon, the Prevnar/Prevenar franchise, Rebif, ReFacto, Revatio, Xalatan, Xyntha and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in emerging markets and those that are managed by the Established Products unit.

●
Oncology––includes revenues and earnings, as defined by management, from human pharmaceutical products addressing oncology and oncology-related illnesses. Examples of products in this unit include Aromasin, Sutent, Torisel and Xalkori. All revenues and earnings for such products are allocated to the Oncology unit, except those generated in emerging markets and those that are managed by the Established Products unit.

●	Established Products and Emerging Markets operating segment (EP&EM)––comprises the Established Products business unit and the Emerging Markets business unit.

●
Established Products––generally includes revenues and earnings, as defined by management, from most human pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this unit in the beginning of the fiscal year following losing patent protection or marketing exclusivity. In certain situations, products may be transferred to this unit at a different point than the beginning of the fiscal year following losing patent protection or marketing exclusivity in order to maximize their value. This unit also excludes revenues and earnings generated in emerging markets. Examples of products in this unit include Arthrotec, Effexor XR, Medrol, Norvasc, Protonix, Relpax and Zosyn/Tazocin.

●
Emerging Markets––includes revenues and earnings, as defined by management, from all human pharmaceutical products sold in emerging markets, including, but not limited to, Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

●	Animal Health and Consumer Healthcare operating segment (AH&CH)—comprises the Animal Health business unit and the Consumer Healthcare business unit.

●
Animal Health––includes worldwide revenues and earnings, as defined by management, from products and services to prevent and treat disease in livestock and companion animals, including vaccines, paraciticides and anti-infectives.

●
Consumer Healthcare––generally includes worldwide revenues and earnings, as defined by management, from non-prescription medicines and vitamins, including products in the following therapeutic categories: GI-topicals, nutritionals, pain management and respiratory. Examples of products in Consumer Healthcare are Advil, Caltrate, Centrum, ChapStick and Robitussin.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	Nutrition operating segment––generally includes revenues and earnings, as defined by management, from a full line of infant and toddler nutritional products sold outside the U.S. and Canada.

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

●
Corporate, which is responsible for platform functions such as finance, global real estate operations, human resources, legal, worldwide procurement, worldwide public affairs and policy and worldwide technology. These costs include payroll charges and associated operating expenses, as well as interest income and expense.

●
Certain transactions and events such as (1) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (2) acquisition-related activities, where we incur costs for restructuring, integration and executing the transaction; and (3) certain significant items, which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and sales of assets or businesses.

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $196 billion at October 2, 2011 and approximately $195 billion at December 31, 2010.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain information by operating segment follows:
	Revenues		R&D Expenses		Earnings(a)
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Three Months Ended:
Primary Care	$5,948	$5,653	$285	$353	$4,156	$3,817
Specialty Care and Oncology	4,131	4,052	400	388	2,678	2,730
Established Products and Emerging Markets	4,668	4,240	71	100	2,432	2,158
Animal Health and Consumer Healthcare	1,815	1,533	97	93	595	423
Total reportable segments	16,562	15,478	853	934	9,861	9,128
Nutrition and other business activities(b)	631	517	844	861	(697)	(749)
Reconciling Items:
Corporate(c)	––	––	337	360	(1,866)	(1,893)
Purchase accounting adjustments(d)	––	––	––	8	(1,711)	(1,625)
Acquisition-related costs(e)	––	––	5	25	(301)	(792)
Certain significant items(f)	––	––	149	––	(1,310)	(2,413)
Other unallocated(g)	––	––	––	––	(307)	(242)
	$17,193	$15,995	$2,188	$2,188	$3,669	$1,414
Nine Months Ended:
Primary Care	$17,259	$17,442	$912	$1,128	$11,513	$11,954
Specialty Care and Oncology	12,407	12,054	1,122	1,129	8,137	8,120
Established Products and Emerging Markets	13,945	13,976	206	197	7,397	8,074
Animal Health and Consumer Healthcare	5,318	4,613	304	296	1,598	1,302
Total reportable segments	48,929	48,085	2,544	2,750	28,645	29,450
Nutrition and other business activities(b)	1,750	1,618	2,568	2,630	(2,178)	(2,270)
Reconciling Items:
Corporate(c)	––	––	998	1,142	(5,553)	(5,911)
Purchase accounting adjustments(d)	––	––	––	23	(5,232)	(6,564)
Acquisition-related costs(e)	––	––	9	45	(1,471)	(2,692)
Certain significant items(f)	––	––	397	––	(3,176)	(2,691)
Other unallocated(g)	––	––	––	––	(566)	(833)
	$50,679	$49,703	$6,516	$6,590	$10,469	$8,489
(a)	Income from continuing operations before provision for taxes on income.
(b)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the research and development costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(c)
Corporate for R&D expenses includes, among other things, administration expenses and share-based compensation expenses associated with our research and development activities and for Earnings includes, among other things, administration expenses, interest income/(expense), certain performance-based and all share-based compensation expenses.

(d)	Purchase accounting adjustments include charges related to the fair value adjustments to inventory, intangible assets and property, plant and equipment.
(e)
Acquisition-related costs can include costs associated with acquiring businesses and integrating and restructuring acquired businesses, such as transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring (see Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity for additional information).

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

For the third quarter of 2011, certain significant items for R&D expenses includes implementation costs and additional depreciation - asset restructuring associated with our cost-reduction and productivity initiatives that are not associated with an acquistion, and for Earnings includes (i) restructuring charges and implementation costs of $1.1 billion associated with our cost-reduction and productivity initiatives that are not associated with an acquisition, (ii) charges for certain legal matters of $132 million and (iii) certain asset impairment charges of $105 million (see Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity and Note 6. Other (Income)/Deductions––Net for additional information).

For the third quarter of 2010, certain significant items for Earnings includes (i) asset impairment charges of $1.5 billion (ii) charges for certain legal matters of $701 million and (iii) Wyeth-related inventory write-off of $212 million (which included a purchase accounting fair value adjustment of $104 million), primarily related to biopharmaceutical inventory.

For the first nine months of 2011, certain significant items for R&D expenses includes implementation costs and additional depreciation - asset restructuring associated with our cost-reduction and productivity initiatives that are not associated with an acquisition, and for Earnings includes (i) restructuring charges and implementation costs of $1.9 billion associated with our cost-reduction and productivity initiatives that are not associated with an acquisition, (ii) charges for certain legal matters of $657 million and (iii) certain asset impairment charges of $582 million (see Note 5. Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity and Note 6. Other (Income)/Deductions––Net for additional information).

For the first nine months of 2010, certain significant items for Earnings includes (i) asset impairment charges of $1.7 billion, (ii) charges for certain legal matters of $843 million and (iii) Wyeth-related inventory write-off of $212 million (which included a purchase accounting fair value adjustment of $104 million), primarily related to biopharmaceutical inventory.

(g)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Product Information

Significant product revenues follow:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Revenues from biopharmaceutical products:
Lipitor	$2,602	$2,534	$7,578	$8,104
Prevnar/Prevenar 13	1,006	735	2,823	1,590
Enbrel(a)	957	799	2,741	2,409
Lyrica	961	757	2,695	2,242
Celebrex	643	578	1,856	1,752
Viagra	493	459	1,458	1,429
Norvasc	350	330	1,081	1,120
Zyvox	321	285	965	876
Xalatan/Xalacom	277	416	960	1,287
Sutent	298	257	870	771
Premarin family	267	263	757	779
Geodon/Zeldox	263	262	753	763
Detrol/Detrol LA	213	237	668	758
Genotropin	215	211	654	650
Vfend	171	200	558	595
Chantix/Champix	156	163	545	522
Effexor XR	165	175	537	1,512
BeneFIX	178	156	518	474
Zosyn/Tazocin	149	255	490	749
Caduet	150	127	435	388
Pristiq	146	118	422	341
Zoloft	139	126	420	390
Prevnar/Prevenar (7-valent)	98	179	406	1,030
Revatio	140	116	393	352
Medrol	127	119	383	341
ReFacto AF/Xyntha	140	102	380	290
Zithromax/Zmax	93	90	335	303
Aricept(b)	117	106	335	337
Aromasin	85	111	294	361
Cardura	92	95	289	312
Rapamune	96	104	285	292
Fragmin	95	84	283	258
BMP2	83	101	277	298
Relpax	86	75	250	239
Xanax XR	77	72	232	224
Tygacil	76	78	224	250
Neurontin	67	80	222	238
Diflucan	72	74	201	205
Arthrotec	61	61	182	185
Unasyn	58	61	172	182
Protonix	65	203	168	535
EpiPen(c)	59	-	160	-
Sulperazon	51	49	155	153
Skelaxin(c)	58	-	145	-
Inspra	51	37	142	113
Dalacin/Cleocin	51	54	139	168
Alliance revenues(d)	919	1,042	2,678	3,107
All other biopharmaceutical products	1,710	1,409	5,097	4,198
Total revenues from biopharmaceutical products	14,747	13,945	43,611	43,472
Revenues from other products:
Animal Health	1,041	860	3,078	2,599
Consumer Healthcare	774	673	2,240	2,014
Nutrition	577	441	1,540	1,375
Pfizer CentreSource	54	76	210	243
Total revenues	$17,193	$15,995	$50,679	$49,703
(a)	Outside the U.S. and Canada.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)
Legacy King product. King’s results are included in our financial statements commencing from the acquisition date of January 31, 2011, in accordance with Pfizer’s domestic and international year-ends. Therefore, our results for both periods in 2010 do not include King’s results of operations.

(d)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Geographic Area Information

Revenues by geographic area follow:
	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	% Change	Oct. 2, 2011	Oct. 3, 2010	% Change
Revenues
United States	$6,879	$7,063	(3)	$20,603	$21,661	(5)
Developed Europe(a)	4,074	3,762	8	12,223	12,079	1
Developed Rest of World(b)	2,840	2,349	21	8,059	7,344	10
Emerging Markets(c)	3,400	2,821	21	9,794	8,619	14
Total Revenues	$17,193	$15,995	7	$50,679	$49,703	2
(a)	Developed Europe region includes the following markets: Western Europe and the Scandinavian countries.
(b)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand and South Korea.
(c)	Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of October 2, 2011, the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 2011, and October 3, 2010, and the related condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2011, and October 3, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
November 10, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance, Operating Environment and Outlook. This section, beginning on page 43, provides information about the following: our business; our performance during the third quarter and first nine months of 2011; our operating environment; our business development initiatives; our financial guidance for 2011; and our financial targets for 2012.

●	Analysis of Our Condensed Consolidated Statements of Income. This section begins on page 50, and consists of the following sub-sections:

o
Revenues. This sub-section, beginning on page 50, provides an analysis of our products and revenues for the third quarter and first nine months of 2011 and 2010, as well as an overview of research and development expenses and important biopharmaceutical product developments.

o	Costs and Expenses. This sub-section, beginning on page 65, provides a discussion about our costs and expenses.

o	Provision for Taxes on Income. This sub-section, on page 68, provides a discussion of items impacting our tax provision for the periods presented.

o	Discontinued Operations. This sub-section, beginning on page 69, provides an analysis of the financial statement impact of our discontinued operations during the periods presented.

o	Adjusted Income. This sub-section, beginning on page 69, provides a discussion of an alternative view of performance used by management.

●	Analysis of Our Condensed Consolidated Balance Sheets. This section, on page 73, provides a discussion of changes in certain balance sheet accounts.

●	Analysis of Our Condensed Consolidated Statements of Cash Flows. This section, beginning on page 73, provides an analysis of our cash flows for the first nine months of 2011 and 2010.

●
Financial Condition, Liquidity and Capital Resources. This section, beginning on page 74, provides an analysis of our financial assets and liabilities as of October 2, 2011 and December 31, 2010 and a discussion of our outstanding debt and commitments that existed as of October 2, 2011 and December 31, 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards. This section, beginning on page 76, discusses recently adopted and recently issued accounting standards.

●
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 77, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, in-line products and product candidates, and share-repurchase and dividend-rate plans. Such forward-looking statements are inherently susceptible to uncertainty and changes in circumstances.

Components of the Condensed Consolidated Statements of Income follow:
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)
Revenues	$17,193	$15,995	7%	$50,679	$49,703	2%

Cost of sales	3,679	3,790	(3)	11,177	11,676	(4)
% of revenues	21.4%	23.7%		22.1%	23.5%

Selling, informational and administrative expenses	4,621	4,599	—	14,097	13,776	2
% of revenues	26.9%	28.8%		27.8%	27.7%

Research and development expenses	2,188	2,188	—	6,516	6,590	(1)
% of revenues	12.7%	13.7%		12.9%	13.3%

Amortization of intangible assets	1,397	1,156	21	4,168	3,972	5
% of revenues	8.1%	7.2%		8.2%	8.0%

Acquisition-related in-process research and development charges	––	—	—	––	74	(100)
% of revenues	––%	—%		––%	0.1%

Restructuring charges and certain acquisition-related costs	1,101	499	121	2,474	2,090	18
% of revenues	6.4%	3.1%		4.9%	4.2%

Other deductions––net	538	2,349	(77)	1,778	3,036	(41)

Income from continuing operations before provision for taxes on income	3,669	1,414	159	10,469	8,489	23
% of revenues	21.3%	8.8%		20.7%	17.1%

Provision for taxes on income	1,235	558	121	3,223	3,165	2

Effective tax rate	33.7%	39.5%		30.8%	37.3%

Income from continuing operations	2,434	856	184	7,246	5,324	36
% of revenues	14.2%	5.4%		14.3%	10.7%

Discontinued operations––net of tax	1,315	15	*	1,355	67	*

Net income before allocation to noncontrolling interests	3,749	871	*	8,601	5,391	60
% of revenues	21.8%	5.4%		17.0%	10.8%

Less: net income attributable to noncontrolling interests	11	5	120	31	24	29
Net income attributable to Pfizer Inc.	$3,738	$866	*	$8,570	$5,367	60

% of revenues	21.7%	5.4%		16.9%	10.8%

Earnings per common share––basic: (a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.11	182	$0.92	$0.66	39
Discontinued operations––net of tax	0.17	—	*	0.17	0.01	*
Net income attributable to Pfizer Inc. common shareholders	$0.48	$0.11	*	$1.09	$0.67	63

Earnings per common share––diluted: (a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.31	$0.11	182	$0.91	$0.66	38
Discontinued operations––net of tax	0.17	—	*	0.17	0.01	*
Net income attributable to Pfizer Inc. common shareholders	$0.48	$0.11	*	$1.08	$0.66	64

Cash dividends paid per common share	$0.20	$0.18		$0.60	$0.54
(a)	EPS amounts may not add due to rounding.

*	Calculation not meaningful.
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

On January 31, 2011, we completed the tender offer for all of the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash (for additional information, see Notes to Condensed Consolidated Financial Statements––Note 3. Acquisition of King Pharmaceuticals, Inc.). Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. Therefore, in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the nine months ended October 2, 2011 reflect approximately eight months of King’s U.S. operations and approximately seven months of King’s international operations.

In July 2011, we announced our decision to explore strategic alternatives for our Animal Health and Nutrition businesses, which may include, among other things, a full or partial separation of each of these businesses from Pfizer through a spin-off, sale or other transaction (see the “Our Business Development Initiatives” section of this MD&A).

Our 2011 Performance

Revenues in the third quarter of 2011 were $17.2 billion, compared to $16.0 billion in the same period in 2010. The increase of 7% was due to:

●
growth in certain key biopharmaceutical products, such as Lipitor in the U.S. as well as Lyrica, the Prevenar franchise and Enbrel, and growth in our Animal Health, Consumer Healthcare and Nutrition businesses;

●	the favorable impact of foreign exchange, which increased revenues by approximately $951 million, or 6%; and

●	the inclusion of revenues from legacy King products of $357 million, which favorably impacted revenues by 2%,

partially offset by:

●	lower revenues of approximately $950 million, or 6%, due to the impact of the loss of exclusivity for several biopharmaceutical products in certain geographies; and

●	a reduction in revenues of $151 million, or 1%, due to U.S. healthcare reform.

Revenues in the first nine months of 2011 were $50.7 billion, compared to $49.7 billion in the same period in 2010. The increase of 2% was due to:

●
growth in certain key biopharmaceutical products, such as Lipitor in the U.S. as well as Lyrica, the Prevenar franchise and Enbrel, and growth in our Animal Health, Consumer Healthcare and Nutrition businesses;

●	the favorable impact of foreign exchange, which increased revenues by approximately $1.8 billion, or 4%; and

●	the inclusion of revenues from legacy King products of $938 million, which favorably impacted revenues by 2%,

partially offset by:

●	lower revenues of $3.8 billion, or 8%, due to the impact of the loss of exclusivity for several biopharmaceutical products in certain geographies; and

●	a reduction in revenues of $357 million, or 1%, due to U.S. healthcare reform.

The significant impacts on revenues for the third quarter and first nine months of 2011, compared to the same periods in 2010, are as follows:
(millions of dollars)	Oct. 2, 2011 vs. Oct. 3, 2010 Worldwide Incr./(Decr.)	% Change Worldwide	% Change U.S.	% Change International
For the Three Months Ended:
Prevnar/Prevenar 13	$271	37	(16)	183
Lyrica	204	27	6	45
Enbrel (outside the U.S. and Canada)	158	20	-	20
EpiPen(a)	59	*	*	*
Skelaxin(a)	58	*	*	*
Celebrex	65	11	4	27
Sutent	41	16	16	16
ReFacto AF/Xyntha	38	37	45	35
Zyvox	36	13	4	22
Pristiq	28	24	17	69
Caduet	23	18	(7)	71
Norvasc	20	6	100	5
Aromasin(b)	(26)	(23)	(79)	7
Detrol/Detrol LA	(24)	(10)	(17)	4
Zosyn/Tazocin	(106)	(42)	(58)	(5)
Xalatan/Xalacom(b)	(139)	(33)	(94)	3
Protonix(b)	(138)	(68)	(68)	-
Lipitor(b)	68	3	13	(8)
Prevnar/Prevenar (7-valent)	(81)	(45)	-	(45)
Effexor XR(b)	(10)	(6)	(10)	(3)
Alliance revenues(b)	(123)	(12)	(23)	16
All other biopharmaceutical products(c)	301	21	56	11
Animal Health products	181	21	17	24
Consumer Healthcare products	101	15	9	22
Nutrition products	136	31	-	31

For the Nine Months Ended:
Prevnar/Prevenar 13	$1,233	78	25	259
Lyrica	453	20	4	35
Enbrel (outside the U.S. and Canada)	332	14	-	14
EpiPen(a)	160	*	*	*
Skelaxin(a)	145	*	*	*
Celebrex	104	6	-	18
Sutent	99	13	10	14
ReFacto AF/Xyntha	90	31	23	33
Zyvox	89	10	5	16
Pristiq	81	24	16	85
Caduet	47	12	(8)	52
Norvasc	(39)	(3)	(4)	(3)
Aromasin(b)	(67)	(19)	(57)	1
Detrol/Detrol LA	(90)	(12)	(18)	1
Zosyn/Tazocin	(259)	(35)	(47)	(9)
Xalatan/Xalacom(b)	(327)	(25)	(65)	(4)
Protonix(b)	(367)	(69)	(69)	-
Lipitor(b)	(526)	(6)	7	(19)
Prevnar/Prevenar (7-valent)	(624)	(61)	(100)	(50)
Effexor XR(b)	(975)	(64)	(82)	(11)
Alliance revenues(b)	(429)	(14)	(26)	17
All other biopharmaceutical products(c)	899	21	85	5
Animal Health products	479	18	20	18
Consumer Healthcare products	226	11	7	16
Nutrition products	165	12	-	12
(a)	Third quarter and first nine months of 2011 reflect the inclusion of revenues from legacy King products.
(b)	Aromasin lost exclusivity in the U.S. in April 2011. Xalatan lost exclusivity in the U.S. in March 2011. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. Lipitor lost exclusivity in Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010. Effexor XR lost exclusivity in the U.S. in July 2010. We lost exclusivity for Aricept 5mg and 10mg tablets, which are included in Alliance revenues, in November 2010.
(c)	Relates to “All other biopharmaceutical products” category included in the “Selected Revenues from Biopharmaceutical Products” table presented in this MD&A.
*	Calculation not meaningful.

Income from continuing operations for the third quarter of 2011 was $2.4 billion, compared to $856 million in the third quarter of 2010, and $7.2 billion in the first nine months of 2011, compared to $5.3 billion in the first nine months of 2010, reflecting, in addition to the factors discussed above relating to Revenues:

●
higher impairment charges of $1.5 billion (pre-tax) in the third quarter of 2010, and $1.7 billion (pre-tax) in the first nine months of 2010 related to certain intangible assets acquired as part of the Wyeth acquisition, and a $701 million (pre-tax) charge in the third quarter and first nine months of 2010 for asbestos litigation related to our wholly owned subsidiary, Quigley Company, Inc. (see further discussion in Notes to Condensed Consolidated Financial Statements––Note 6. Other(Income)/Deductions––Net); and

●
a decrease in the effective tax rate to 33.7% in the third quarter of 2011 from 39.5% in the third quarter of 2010 and to 30.8% in first nine months of 2011 from 37.3% in the first nine months of 2010 (see discussion in the “Provision for Taxes on Income” section of this MD&A), partially offset by:

●	higher charges related to our non-acquisition related cost-reduction and productivity initiatives in the third quarter and first nine months of 2011 compared to the same periods in 2010.

Our Operating Environment

U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation), was enacted in the U.S. As explained more fully in Pfizer’s 2010 Annual Report on Form 10-K, this legislation has both current and longer-term impacts on us.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

●	approximately $215 million in the third quarter of 2011 and approximately $539 million in the first nine months of 2011, recorded as a reduction to Revenues; and

●
approximately $45 million in the third quarter of 2011 and approximately $183 million in the first nine months of 2011, recorded in Selling, informational and administrative expenses, related to the annual fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (the total fee to be paid each year by the pharmaceutical industry will increase annually through 2018). We are recording the annual fee ratably throughout the year.

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

In addition, we expect to lose exclusivity for various other products in various markets over the next few years, including the following through the end of 2012:

●	Lipitor and Caduet in the U.S. on November 30, 2011 (see additional Lipitor discussion below);

●	Xalatan and Xalacom in 15 major European markets in January 2012. The exclusivity period in these markets was extended from July 2011 to January 2012 as a result of pediatric extensions;

●	Geodon in the U.S. in March 2012;

●
Revatio (tablet) in the U.S. in March 2012. We are pursuing a pediatric extension for Revatio in the U.S. If we are successful, the exclusivity period for Revaio (tablet) in the U.S. will be extended by six months to September 2012; and

●	Detrol IR in the U.S. in September 2012.

As a result of these anticipated losses of exclusivity, we will lose the substantial portion of our revenues from the aforementioned products in two specified markets shortly thereafter.

Pfizer announced in June 2008 that we entered into an agreement providing a license to Ranbaxy to sell generic versions of Lipitor and Caduet in the U.S effective November 30, 2011. In addition, the agreement provides a license for Ranbaxy to sell a generic version of Lipitor beginning on varying dates in several additional countries. (See Notes to Condensed Consolidated Financial Statements –– Note 14. Legal Proceedings and Contingencies of this Form 10-Q for discussion of certain litigation relating to this agreement.) We have also granted Watson Laboratories, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which is expected to commence on November 30, 2011. As Watson’s exclusive supplier, we will manufacture and sell generic atorvastatin tablets to Watson. In markets outside the U.S., Lipitor has lost exclusivity in certain countries and will lose exclusivity at various times in certain other countries. We expect to maintain a significant portion of the Lipitor revenues overall in developed markets outside the U.S. through 2011. In addition, the exclusivity period for Lipitor in the majority of major European markets has been extended by six months to May 2012 as a result of pediatric extensions. Although the loss of exclusivity for Lipitor in Brazil and Mexico in 2010 is adversely impacting Lipitor revenues in emerging markets in 2011, we do not expect that Lipitor revenues in emerging markets will be materially impacted by the loss of exclusivity over the next several years. In full-year 2010, revenues from Lipitor were approximately $5.3 billion in the U.S. (approximately 18% of our total full-year 2010 U.S. revenues) and approximately $5.4 billion in markets outside the U.S. (approximately 14% of our total full-year 2010 international revenues, of which approximately $900 million was attributable to emerging markets).

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

In August 2011, the federal Budget Control Act of 2011 (the Act) was enacted in the U.S. The Act includes provisions to raise the U.S. Treasury Department’s borrowing limit, known as the debt ceiling, and provisions to reduce the federal deficit by $2.4 trillion between 2012 and 2021. Deficit-reduction targets include $900 billion of discretionary spending reductions associated with the Department of Health and Human Services and various agencies charged with national security, but those discretionary spending reductions do not include programs such as Medicare and Medicaid or direct changes to pharmaceutical pricing, rebates or discounts. A Joint Select Committee of Congress (the Committee) has been appointed to identify the remaining $1.5 trillion of deficit reductions by November 23, 2011. The Committee may consider all elements of discretionary and non-discretionary spending, and its recommendations could result in reduced spending under Medicare and Medicaid for prescription drugs. In addition, the Committee may determine to recommend the imposition of additional taxes. If the Committee’s recommendations identifying at least $1.2 trillion of deficit reductions are not enacted into law by January 15, 2012, then the Office of Management and Budget (OMB) will be responsible for identifying the remaining deficit reductions, which would be divided evenly between defense and non-defense spending. Under the OMB fallback review process, Social Security, Medicaid, Veteran Benefits and certain other spending categories are excluded from consideration, but reductions in payments to Medicare providers may be made, although any such reductions are prohibited by law from exceeding 2%. Additionally, certain payments to Medicare Part D plans, such as low-income subsidy payments, are exempt from reduction. At this time, we do not know what federal programs will be impacted by the spending reductions or what additional taxes, if any, will be imposed pursuant to the Act. Accordingly, at this time we are not able to determine the impact of such actions on our business. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs and/or any significant additional taxes imposed on us pursuant to the Act could have an adverse impact on our results of operations starting in 2012.

The Overall Economic Environment

In addition to industry-specific factors, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, during the first nine months of 2011, we continued to experience pricing pressure as a result of the economic environment in Europe and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products in certain European and emerging market countries.

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

A significant portion of our revenues and earnings are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the U.K. pound, the Japanese yen, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant shifts in currencies can impact our short-term results, as well as our long-term forecasts and targets.

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

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A; in Part II, Item 1A., “Risk Factors”, of this Form 10-Q; and in Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K.

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

●
On September 20, 2011, we completed our cash tender offer for all of the outstanding shares of Icagen, Inc. (Icagen), resulting in an approximately 70% ownership of the outstanding shares of Icagen, a biopharmaceutical company focused on discovery, development and commercialization of novel orally-administered small molecule drugs that modulate ion channel targets. On October 27, 2011, we acquired all of the remaining shares of Icagen, which is now a wholly-owned subsidiary of Pfizer, Inc. The allocation of the consideration transferred has not been finalized.

●
On April 4, 2011, we announced that we entered into an agreement to sell our Capsugel business for approximately $2.4 billion in cash. The transaction closed on August 1, 2011. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Discontinued Operations.

●
Earlier this year, we announced that we were conducting a strategic review of all of our other businesses and assets. On July 7, 2011, we announced our decisions to explore strategic alternatives for our Animal Health and Nutrition businesses that may include, among other things, a full or partial separation of each of these businesses through a spin-off, sale, or other transaction.

Based on the review that we undertook, we believe these potential actions may create shareholder value, enable us to become a more focused organization and optimize capital allocation. Given the separate and distinct nature of Animal Health and Nutrition, we may pursue a different strategic alternative for each of these businesses. Although the timeline for each evaluation may differ, we expect to complete any transactions that may result from these evaluations in 12 to 24 months from the announcement date of July 7, 2011, and we do not anticipate making any further announcements regarding strategic alternatives for Animal Health and Nutrition until sometime in 2012.

We will continue to assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

●
On February 7, 2011, we announced that we entered into an agreement to purchase the Ferrosan consumer healthcare business, which is principally comprised of dietary supplement products, including multivitamins, probiotics and Omega-3 fish oils. Ferrosan markets its products in the Nordic region, as well as in Russia and many countries in Central and Eastern Europe. The transaction, which is subject to customary closing conditions, including regulatory approval in certain jurisdictions, is expected to close in December 2011 (which falls in our first fiscal quarter of 2012 for our international operations).

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

As a result of our acquisition of King, we recorded Inventories of $340 million, Property, plant and equipment (PP&E) of $412 million, Identifiable intangible assets of $2.1 billion and Goodwill of $783 million. For additional information related to the provisional recording of assets acquired and liabilities assumed, see Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of King Pharmaceuticals, Inc.

As of the acquisition date, Identifiable intangible assets included the following:

o	Developed technology rights of approximately $1.8 billion, which includes EpiPen, Thrombin, Levoxyl, Bicillin, Skelaxin and Flector Patch, among others.

o	IPR&D of approximately $300 million, which includes Embeda, Vanquix and Remoxy, among others.

The recorded amounts are provisional and subject to change. Specifically, the following items are subject to change:

o	Amounts for intangibles and inventory, pending finalization of valuation efforts.

o
Amounts for income tax assets, receivables and liabilities, pending the filing of King’s pre-acquisition tax returns and the receipt of information from taxing authorities, which may change certain estimates and assumptions used.

o	The allocation of goodwill among reporting units.

Our Financial Guidance for 2011

We forecast 2011 revenues of $66.2 billion to $67.2 billion, Reported diluted earnings per common share (EPS) of $1.20 to $1.30 and Adjusted diluted EPS of $2.24 to $2.29. The current exchange rates assumed in connection with the 2011 financial guidance are a blend of the actual exchange rates in effect during the first nine months of 2011 and the mid-October 2011 exchange rates for the remainder of the year. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2011 Adjusted income and Adjusted diluted EPS guidance to 2011 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance follows:
	Full-Year 2011 Guidance
($ billions, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$17.7-$18.1	~$2.24-$2.29
Purchase accounting impacts of transactions completed as of 10/2/11	(4.8)	(0.62)
Acquisition-related costs	(1.5-1.7)	(0.19-0.21)
Non-acquisition-related restructuring costs(c)	(2.0-2.2)	(0.25-0.28)
Gain on sale of and income from Capsugel discontinued operations(d)	1.3	0.17
Other Certain Significant Items	(0.8)	(0.10)
Reported Net income attributable to Pfizer Inc./diluted EPS guidance	~$9.5-$10.3	~$1.20-$1.30
(a)	Does not assume the completion of any business-development transactions not completed as of October 2, 2011, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of October 2, 2011.
(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.
(c)	Includes amounts related to our initiatives to reduce R&D spending, including our realigned R&D footprint, and amounts related to other cost-reduction and productivity initiatives. In our reconciliation between Net income attributable to Pfizer Inc., as reported under accounting principles generally accepted in the United States of America (U.S. GAAP), and Adjusted income, and in our reconciliation between diluted EPS, as reported under U.S. GAAP, and Adjusted diluted EPS, these amounts are categorized as Certain Significant Items (see the “Adjusted Income––Reconciliation” section of this MD&A).
(d)	Includes revenues and expenses related to the Capsugel business as a discontinued operation through July 31, 2011.

For a description of our anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses––Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity” section of this MD&A.

Our 2011 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part II, Item 1A., “Risk Factors,” of this Form 10-Q; the “Our Operating Environment” and “Our Strategy” sections of our 2010 Financial Report, which is filed as Exhibit 13 to our 2010 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K.

Our Financial Targets for 2012

We are targeting 2012 revenues of $62.2 billion to $64.7 billion, Reported diluted EPS between $1.58 and $1.73 and Adjusted diluted EPS between $2.25 and $2.35. The current exchange rates assumed in connection with the 2012 financial targets are the mid-October 2011 exchange rates. For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2012 Adjusted income and Adjusted diluted EPS targets to 2012 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders targets follows:
Full-Year 2012 Targets
($ billions, except per share amounts)	Net Income (a)	Diluted EPS (a)
Adjusted income/diluted EPS(b) targets	~$17.2-$17.9	~$2.25-$2.35
Purchase accounting impacts of transactions completed as of 10/2/11	(3.8)	(0.50)
Acquisition-related costs	(0.7-1.0)	(0.09-0.12)
Non-acquisition-related restructuring costs(c)	(0.3-0.4)	(0.03-0.05)
Reported Net income attributable to Pfizer Inc./diluted EPS targets	~$12.0-$13.1	~$1.58-$1.73
(a)
Does not assume the completion of any business-development transactions not completed as of October 2, 2011, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of October 2, 2011.

(b)	For an understanding of Adjusted income, see the “Adjusted Income” section of this MD&A.
(c)
Includes amounts related to our initiatives to reduce R&D spending, including our realigned R&D footprint, and amounts related to other cost- reduction and productivity initiatives. In our reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income, and in our reconciliation between diluted EPS, as reported under U.S. GAAP, and Adjusted diluted EPS, these amounts are categorized as Certain Significant Items (see the “Adjusted Income––Reconciliation” section of this MD&A).

For a description of our anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses––Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity” section of this MD&A.

Our 2012 financial targets are subject to a number of factors and uncertainties—as described in the “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part II, Item 1A., “Risk Factors,” of this Form 10-Q; the “Our Operating Environment” and “Our Strategy” sections of our 2010 Financial Report, which is filed as Exhibit 13 to our 2010 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2010 Annual Report on Form 10-K.

ANALYSIS OF OUR CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

Worldwide revenues by operating segment, business unit and geographic area follow:
							% Change in Revenues
							World-		Inter-
	Worldwide		U.S.		International		wide	U.S.	national
	Oct. 2,	Oct. 3,	Oct. 2,	Oct. 3,	Oct. 2,	Oct. 3,
(millions of dollars)	2011	2010	2011	2010	2011	2010
Three Months Ended:
Biopharmaceutical revenues:
Primary Care Operating Segment	$5,948	$5,653	$3,451	$3,373	$2,497	$2,280	5	2	10

Specialty Care	3,799	3,717	1,636	1,925	2,163	1,792	2	(15)	21
Oncology	332	335	97	119	235	216	(1)	(18)	9
SC&O Operating Segment	4,131	4,052	1,733	2,044	2,398	2,008	2	(15)	19

Established Products	2,230	2,168	835	881	1,395	1,287	3	(5)	8
Emerging Markets	2,438	2,072	—	—	2,438	2,072	18	—	18
EP&EM Operating Segment	4,668	4,240	835	881	3,833	3,359	10	(5)	14

	14,747	13,945	6,019	6,298	8,728	7,647	6	(4)	14

Other product revenues:
Animal Health	1,041	860	433	369	608	491	21	17	24
Consumer Healthcare	774	673	408	374	366	299	15	9	22
AH&CH Operating Segment	1,815	1,533	841	743	974	790	18	13	23

Nutrition Operating Segment	577	441	—	—	577	441	31	—	31
Pfizer CentreSource(a)	54	76	19	22	35	54	(29)	(14)	(35)
	631	517	19	22	612	495	22	(14)	24

Total revenues	$17,193	$15,995	$6,879	$7,063	$10,314	$8,932	7	(3)	15

Nine Months Ended:
Biopharmaceutical revenues:
Primary Care Operating Segment	$17,259	$17,442	$10,007	$10,183	$7,252	$7,259	(1)	(2)	—

Specialty Care	11,425	11,009	5,226	5,479	6,199	5,530	4	(5)	12
Oncology	982	1,045	274	380	708	665	(6)	(28)	6
SC&O Operating Segment	12,407	12,054	5,500	5,859	6,907	6,195	3	(6)	11

Established Products	6,914	7,682	2,739	3,512	4,175	4,170	(10)	(22)	—
Emerging Markets	7,031	6,294	—	—	7,031	6,294	12	—	12
EP&EM Operating Segment	13,945	13,976	2,739	3,512	11,206	10,464	—	(22)	7

	43,611	43,472	18,246	19,554	25,365	23,918	—	(7)	6

Other product revenues:
Animal Health	3,078	2,599	1,205	1,006	1,873	1,593	18	20	18
Consumer Healthcare	2,240	2,014	1,087	1,016	1,153	998	11	7	16
AH&CH Operating Segment	5,318	4,613	2,292	2,022	3,026	2,591	15	13	17

Nutrition Operating Segment	1,540	1,375	—	—	1,540	1,375	12	—	12
Pfizer CentreSource(a)	210	243	65	85	145	158	(14)	(24)	(8)
	1,750	1,618	65	85	1,685	1,533	8	(24)	10

Total revenues	$50,679	$49,703	$20,603	$21,661	$30,076	$28,042	2	(5)	7
(a)	Our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products for the third quarter of 2011 were $14.7 billion, an increase of 6% compared to the third quarter of 2010, primarily due to:

●	the solid performance from Lipitor in the U.S. and from the Prevenar franchise, Lyrica and Enbrel;

●	revenues from legacy King biopharmaceutical products of approximately $263 million; and

●	the favorable impact of foreign exchange of 6%,

partially offset by:

●
lower revenues from Lipitor in international markets and from Effexor XR, Protonix, Xalatan/Xalacom and Zosyn and lower Alliance revenues for Aricept, all due to loss of exclusivity in certain markets; and

●	a reduction in revenues of $151 million due to the U.S. Healthcare Legislation.

Worldwide revenue from biopharmaceutical products for the first nine months of 2011 were $43.6 billion, relatively flat compared to the first nine months of 2010, primarily due to:

●
lower revenues from Lipitor in international markets and from Effexor XR, Protonix, Xalatan/Xalacom and Zosyn and lower Alliance revenues for Aricept, all due to loss of exclusivity in certain markets; and

●	a reduction in revenues of $357 million due to the U.S. Healthcare Legislation;

offset by:

●	the solid performance from Lipitor in the U.S. and from the Prevnar/Prevenar franchise, Lyrica and Enbrel;

●	revenues from legacy King biopharmaceutical products of approximately $707 million; and

●	the favorable impact of foreign exchange of 3%.

Geographically,

●	in the U.S., revenues from biopharmaceutical products decreased 4% in the third quarter of 2011 and 7% in the first nine months of 2011, compared to the same periods in 2010.

o
The decreases in U.S. revenues from biopharmaceutical products in the third quarter and first nine months of 2011 reflect lower revenues from Protonix, Effexor XR, Zosyn, Xalatan, Vfend and Aromasin, all due to loss of exclusivity, lower Alliance revenues due to loss of exclusivity of Aricept 5mg and 10mg tablets in November 2010 and lower revenues from Detrol/Detrol LA, as well as the reduction in revenues of $151 million in the third quarter of 2011 and $357 million in the first nine months of 2011 due to the U.S. Healthcare Legislation. Also, Prevnar 13 revenues in the U.S. were lower in the third quarter of 2011 than in the third quarter of 2010 as fewer patients received the Prevnar 13 catch-up dose as the timeframe for eligibility has nearly expired. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and the addition of U.S. revenues from legacy King products of approximately $250 million in the third quarter and approximately $677 million in the first nine months of 2011.

•	in our international markets, revenues from biopharmaceutical products increased 14% in the third quarter of 2011 and 6% in the first nine months of 2011, compared to the same periods in 2010.

o
The increases in international revenues from biopharmaceutical products in the third quarter and first nine months of 2011 reflect the favorable impact of foreign exchange of 11% in the third quarter of 2011 and 6% in the first nine months of 2011, as well as an operational increase of 3% in the third quarter of 2011. Operational revenues were flat in the first nine months of 2011. Operationally, revenues were favorably impacted by increases in the Prevenar franchise, Enbrel, Celebrex, Alliance revenues and, in the first nine months of 2011, Lyrica, and unfavorably impacted by declines in Lipitor and Effexor XR and, in the first nine months of 2011, Norvasc and Xalatan/Xalacom. International revenues from legacy King products were not significant to our international revenues in the third quarter or first nine months of 2011.

o
During the third quarter of 2011, revenues from international biopharmaceutical products represented 59% of total revenues from biopharmaceutical products, compared to 55% in the third quarter of 2010. During the first nine months of 2011, revenues from international biopharmaceutical products represented 58% of total revenues from biopharmaceutical products, compared to 55% in the first nine months of 2010.

Primary Care unit revenues increased 5% in the third quarter of 2011, compared to the same period last year, due to the favorable impact of foreign exchange of 5%. Primary Care unit revenues decreased 1% in the first nine months of 2011, compared to the same period last year, due to lower operational revenues of 4%, partially offset by the favorable impact of foreign exchange of 3%. Primary Care unit revenues in both periods were favorably impacted by higher revenues from certain patent-protected products, including Lipitor in the U.S., Celebrex, Lyrica, Pristiq and Spiriva (in Alliance revenues), among others, as well as the addition of revenues from legacy King products of $119 million, or 2%, in the third quarter of 2011 and $311 million, or 2%, in the first nine months of 2011. Operational revenues in both periods were negatively impacted by the loss of exclusivity of Lipitor in Canada in May 2010 and Spain in July 2010, as well as the loss of exclusivity of Aricept 5mg and 10mg tablets in the U.S. in November 2010. Taken together, the loss of exclusivity for these products in those markets reduced Primary Care unit revenues by approximately $415 million, or 7%, in comparison with the third quarter of 2010 and by $1.6 billion, or 9%, in comparison to the first nine months of 2010.

Specialty Care unit revenues increased 2% in the third quarter of 2011, compared to the same period last year, due to the favorable impact of foreign exchange of 7%, partially offset by lower operational revenues of 5%. For the first nine months of 2011, Specialty Care unit revenues increased 4%, compared to the same period last year, due to the favorable impact of foreign exchange of 4%. Operational revenues were favorably impacted by strong growth in Enbrel in both periods, the Prevenar franchise in international markets in the third quarter of 2011 and the Prevnar/Prevenar franchise in U.S. and international markets in the first nine months of 2011, and unfavorably impacted by a decline in Prevnar 13 revenues in the U.S. in the third quarter of 2011, as fewer patients received the Prevnar 13 catch-up dose  as the timeframe for eligibility has nearly expired, as well as the loss of exclusivity of Vfend and Xalatan in the U.S. in February and March 2011, respectively. Collectively, the loss of exclusivity for these products reduced Specialty Care unit revenues by $214 million, or 6%, in comparison with the third quarter of 2010 and by $420 million, or 4% in comparison with the first nine months of 2010.

Emerging Markets unit revenues increased 18% in the third quarter of 2011, compared to the same period last year, due to higher operational revenues of 12%, as well as a 6% favorable impact of foreign exchange. For the first nine months of 2011, Emerging Markets unit revenues increased 12%, compared to the same period last year, due to higher operational revenues of 8%, as well as a 4% favorable impact of foreign exchange. The increases in Emerging Markets unit operational revenues in the third quarter and first nine months of 2011 was due to growth in certain key innovative brands, primarily the Prevenar franchise, Celebrex, Enbrel, Lyrica, Vfend and Zyvox. These increases were partially offset by lower revenues from Lipitor, which lost exclusivity in Brazil in August 2010 and Mexico in December 2010, and Viagra, which lost exclusivity in Brazil in June 2010, as well as the impact of price reductions for certain products in certain emerging market countries. The losses of exclusivity reduced Emerging Market unit revenues by $30 million, or 1%, in comparison with third-quarter 2010 and by $105 million, or 2%, in comparison with the first nine months of 2011.

Established Products unit revenues:

●
increased 3% in the third quarter of 2011, compared to the same period last year, due to the favorable impact of foreign exchange of 7%, partially offset by lower operational revenues of 4%. For the third quarter of 2011, Established Product unit revenues were mainly impacted by the loss of exclusivity of Protonix and Zosyn in the U.S., which taken together reduced Established Products unit revenues by $242 million, or 11%, in comparison with third-quarter 2010. This decline was more than offset by the favorable impact of foreign exchange and by $144 million, or 7%, from the addition of legacy King products.

●
decreased 10% in the first nine months of 2011, compared to the same period last year, due to lower operational revenues of 14%, partially offset by a 4% favorable impact of foreign exchange. The decrease in Established Products unit operational revenues in the first nine months of 2011 was mainly due to the U.S. loss of exclusivity of Effexor XR, Protonix and Zosyn. Taken together, the loss of exclusivity for these products decreased Established Products unit revenues by $1.5 billion, or 20%, in comparison with the first nine months of 2010. These declines were partially offset by the addition of revenues from legacy King products of $396 million, or 5%, in the first nine months of 2011.

Total revenues from established products in both the Established Products and Emerging Markets units were $3.2 billion, with $996 million generated in emerging markets, in the third quarter of 2011, and were $9.8 billion, with $2.9 billion generated in emerging markets, in the first nine months of 2011.

Oncology unit revenues decreased 1% in the third quarter of 2011, compared to the same period last year, due to lower operational revenues of 9%, partially offset by the favorable impact of foreign exchange of 8%. For the first nine months of 2011, Oncology unit revenues decreased 6%, compared to the same period last year, due to lower operational revenues of 10%, partially offset by the favorable impact of foreign exchange of 4%. The decreases in the Oncology unit operational revenues in the third quarter and first nine months of 2011 were primarily due to the transfer of Aromasin’s U.S. business to the Established Products unit effective January 1, 2011 as a result of its loss of exclusivity in April 2011.

Effective January 1, 2011 and July 1, 2011, we increased the published prices for certain U.S. biopharmaceutical products. These price increases had no material effect on wholesaler inventory levels in comparison to the prior year.

Other Product Revenues

Animal Health
Animal Health unit revenues increased 21% in the third quarter of 2011, compared to the same period in 2010, reflecting higher operational revenues of 15% and the favorable impact of foreign exchange of 6%. Operational revenues from Animal Health products were favorably impacted by approximately $90 million, or 10%, due to the addition of revenues from legacy King animal health products. The other 5% operational growth primarily resulted from improving economic conditions and resulting increased demand for products across the livestock business, as well as deeper market penetration in emerging markets.

Animal Health unit revenues increased 18% in the first nine months of 2011, compared to the same period in 2010, reflecting higher operational revenues of 14% and the favorable impact of foreign exchange of 4%. Operational revenues from Animal Health products were favorably impacted by approximately $225 million, or 9%, due to the addition of revenues from legacy King animal health products. The other 5% operational growth primarily resulted from the aforementioned factors that impacted third-quarter 2011 revenues.

Consumer Healthcare
Consumer Healthcare unit revenues increased 15% in the third quarter of 2011, compared to the same period in 2010, reflecting higher operational revenues of 11% and the favorable impact of foreign exchange of 4%. The operational revenue increase was primarily driven by the non-recurrence of a third quarter 2010 provision for returns associated with the voluntary withdrawal of Centrum in Europe pertaining to a labeling issue, and the U.S. launch of new dietary supplements in the third quarter of 2011. Consumer Healthcare unit revenues increased 11% in the first nine months of 2011, compared to the same period in 2010, reflecting higher operational revenues of 8% and the favorable impact of foreign exchange of 3%. The operational revenue increase was primarily driven by the aforementioned factors that impacted third-quarter 2011 results as well as respiratory products benefitting from a strong cough/cold season in comparison to the same period in 2010 and Advil Congestion Relief, which launched in the third quarter of 2010.

Nutrition
Nutrition unit revenues increased 31% in the third quarter of 2011, compared to the same period in 2010, reflecting higher operational revenues of 24% and the favorable impact of foreign exchange of 7%. The operational revenue increase was primarily in China and the Middle East, from increased demand for premium products and launches of new products.

Nutrition unit revenues increased 12% in the first nine months of 2011, compared to the same period in 2010, reflecting higher operational revenues of 7% and the favorable impact of foreign exchange of 5%. The operational growth primarily resulted from the aforementioned factors that impacted third-quarter 2011 revenues.

Rebates and Chargebacks

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, which are generally estimated and recorded in the same period that the revenues are recognized, and primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations for our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment and knowledge of market conditions and practice are required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of biopharmaceutical product net sales and can result in either a net increase or a net decrease in revenues and income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Rebates and chargebacks reduced revenues as follows:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Medicaid and related state program rebates(a)	$307	$314	$1,081	$955
Medicare rebates(a)	372	343	1,099	912
Performance-based contract rebates(a), (b)	723	597	2,227	1,891
Chargebacks(c)	813	744	2,416	2,224
Total	$2,215	$1,998	$6,823	$5,982
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold as well as the loss of exclusivity of branded products.
(b)	Performance-based contracts are with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for products.
(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The total rebates and chargebacks for the third quarter and first nine months of 2011 were higher than the same periods last year, primarily as a result of:

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

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $3.3 billion as of October 2, 2011, an increase from $3.0 billion as of December 31, 2010, and primarily are included in Other current liabilities in our Condensed Consolidated Balance Sheets.

Selected Revenues from Biopharmaceutical Products

Revenue information for several of our major biopharmaceutical products follows:
		Three Months Ended		Nine Months Ended
			% Change		% Change
(millions of dollars)		Oct. 2,	From Oct. 3,	Oct. 2,	From Oct. 3,
Product	Primary Indications	2011	2010	2011	2010
Lipitor	Reduction of LDL cholesterol	$2,602	3	$7,578	(6)
Prevnar/Prevenar 13	Vaccine for prevention of invasive pneumococcal disease	1,006	37	2,823	78
Enbrel(a)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	957	20	2,741	14
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	961	27	2,695	20
Celebrex	Arthritis pain and inflammation, acute pain	643	11	1,856	6
Viagra	Erectile dysfunction	493	7	1,458	2
Norvasc	Hypertension	350	6	1,081	(3)
Zyvox	Bacterial infections	321	13	965	10
Xalatan/Xalacom	Glaucoma and ocular hypertension	277	(33)	960	(25)
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC), refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	298	16	870	13
Premarin family	Menopause	267	2	757	(3)
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	263	-	753	(1)
Detrol/Detrol LA	Overactive bladder	213	(10)	668	(12)
Genotropin	Replacement of human growth hormone	215	2	654	1
Vfend	Fungal infections	171	(15)	558	(6)
Chantix/Champix	An aid to smoking cessation	156	(4)	545	4
Effexor XR	Depression and certain anxiety disorders	165	(6)	537	(64)
BeneFIX	Hemophilia	178	14	518	9
Zosyn/Tazocin	Antibiotic	149	(42)	490	(35)
Caduet	Reduction of LDL cholesterol and hypertension	150	18	435	12
Pristiq	Depression	146	24	422	24
Zoloft	Depression and certain anxiety disorders	139	10	420	8
Prevnar/Prevenar (7-valent)	Vaccine for prevention of invasive pneumococcal disease	98	(45)	406	(61)
Revatio	Pulmonary arterial hypertension (PAH)	140	21	393	12
Medrol	Inflammation	127	7	383	12
ReFacto AF/Xyntha	Hemophilia	140	37	380	31
Zithromax/Zmax	Bacterial infections	93	3	335	11
Aricept(b)	Alzheimer’s disease	117	10	335	(1)
Aromasin	Breast cancer	85	(23)	294	(19)
Cardura	Hypertension/Benign prostatic hyperplasia	92	(3)	289	(7)
Rapamune	Immunosuppressant	96	(8)	285	(2)
Fragmin	Anticoagulant	95	13	283	10
BMP2	Development of bone and cartilage	83	(18)	277	(7)
Relpax	Treat the symptoms of migraine headache	86	15	250	5
Xanax XR	Anxiety disorders	77	7	232	4
Tygacil	Antibiotic	76	(3)	224	(10)
Neurontin	Seizures	67	(16)	222	(7)
Diflucan	Fungal infections	72	(3)	201	(2)
Arthrotec	Osteoarthritis and rheumatoid arthritis	61	-	182	(2)
Unasyn	Injectable antibacterial	58	(5)	172	(5)
Protonix	Erosive gastroesophageal reflux disease	65	(68)	168	(69)
EpiPen(c)	Epinephrine injection used in treatment of life-threatening allergic reactions	59	*	160	*
Sulperazon	Antibiotic	51	4	155	1
Skelaxin(c)	Muscle relaxant	58	*	145	*
Inspra	High blood pressure	51	38	142	26
Dalacin/Cleocin	Antibiotic for bacterial infections	51	(6)	139	(17)
Alliance revenues(d)	Various	919	(12)	2,678	(14)
All other biopharmaceutical products	Various	1,710	21	5,097	21
(a)	Outside the U.S. and Canada.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Legacy King product. King’s results are included in our financial statements commencing from the acquisition date of January 31, 2011, in accordance with Pfizer’s domestic and international year-ends. Therefore, our results for both periods in 2010 do not include King’s results of operations.
(d)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

●
Lipitor, for the treatment of elevated LDL cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol. Lipitor recorded worldwide revenues of $2.6 billion, or an increase of 3%, in the third quarter of 2011 compared to the same period in 2010 due to:

o	the favorable impact of foreign exchange, which increased revenues by $124 million in the third quarter of 2011; and

o	continued brand promotion in the U.S. to maximize opportunities both pre- and post-loss of exclusivity,

partially offset by:

o	the impact of loss of exclusivity in Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010;

o	the continuing impact of an intensely competitive lipid-lowering market, with competition from generics and branded products worldwide; and

o	increased payer pressure worldwide, including the need for flexible rebate policies.

In the first nine months of 2011, Lipitor recorded worldwide revenues of $7.6 billion, or a decrease of 6%, compared to the same period in 2010, due to the same factors discussed above, including the favorable impact of foreign exchange of $229 million.

Geographically,

o
in the U.S., Lipitor revenues were $1.5 billion, or an increase of 13%, in the third quarter of 2011, and $4.2 billion, or an increase of 7%, in the first nine months of 2011, compared to the same periods in 2010. These increases were driven by price increases on January 1 and July 1, 2011; and

o
in our international markets, Lipitor revenues were $1.1 billion, or a decrease of 8%, in the third quarter of 2011, and $3.4 billion, or a decrease of 19%, in the first nine months of 2011, compared to the same periods in 2010. The decreases were primarily due to the loss of exclusivity in several markets in 2010 referred to above. The impact of foreign exchange increased international revenues by 10% in the third quarter of 2011 and 5% in the first nine months of 2011, compared to the same periods in 2010.

See the “Our Operating Environment” section of this MD&A for a discussion concerning the expected loss of exclusivity for Lipitor in various markets.

●
Prevnar/Prevenar 13 Pediatric is our 13-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children. Prevnar/Prevenar 13 recorded increases in worldwide revenues of 37% in the third quarter of 2011 and 78% in the first nine months of 2011, compared to the same periods in 2010. In the U.S., Prevnar 13 revenues declined 16% in the third quarter of 2011 compared to the year-ago quarter as fewer patients received the Prevnar 13 catch-up dose as the timeframe for eligibility has nearly expired. To date, Prevnar/Prevenar 13 has been approved in over 110 countries and launched in over 100 of those countries. The launch of Prevnar/Prevenar 13 has resulted in a reduction of our Prevnar/Prevenar (7-valent) revenues (see discussion below). We expect this trend to continue.

●
Enbrel, for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded increases in worldwide revenues, excluding the U.S. and Canada, of 20% in the third quarter of 2011 and 14% in the first nine months of 2011, compared to the same periods in 2010, primarily due to increased penetration of Enbrel in developed Europe and developed Asia. Enbrel revenues from the U.S. and Canada are included in Alliance revenues.

Under our co-promotion agreement with Amgen Inc. (Amgen), we co-promote Enbrel in the U.S. and Canada and share in the profits from Enbrel sales in those countries, recorded as Alliance revenues. The co-promotion term is scheduled to end in October 2013, and, subject to the terms of the agreement, we are entitled to a royalty stream for 36 months thereafter, which will be significantly less than our current share of Enbrel profits from U.S. and Canadian sales. Following the end of the royalty period, we will not be entitled to any further Alliance revenues from Enbrel sales in the U.S. and Canada. Our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement with Amgen.

●
Lyrica, indicated for the management of post-herpetic neuralgia (PHN), diabetic peripheral neuropathy (DPN), fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for peripheral and dental neuropathic pain, adjunctive treatment of epilepsy and general anxiety disorder (GAD) in certain countries outside the U.S., recorded increases in worldwide revenues of 27% in the third quarter of 2011 and 20% in the first nine months of 2011, compared to the same periods in 2010. Lyrica had a strong operational performance in international markets in the third quarter of 2011, including Japan, where Lyrica was launched in 2010 as the first product approved for the peripheral neuropathic pain indication. In the U.S., revenues increased 6% in the third quarter of 2011 and 4% in the first nine months of 2011, compared to the same periods in 2010. Notwithstanding these increases, U.S. revenues continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.

●
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S. and certain markets in the EU, recorded increases in worldwide revenues of 11% in the third quarter of 2011 and 6% in the first nine months of 2011, compared to the same periods in 2010. In the U.S., revenues were up 4% in the third quarter of 2011 and were flat in the first nine months of 2011, compared to the same periods in 2010, reflecting increased competition from generic versions of competitive medicines and managed care formulary pressures. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

●
Viagra remains the leading treatment for erectile dysfunction. Viagra worldwide revenues increased 7% in the third quarter of 2011 and 2% in the first nine months of 2011, compared to the same periods in 2010. In the U.S., Viagra revenues increased 1% in the third quarter of 2011 and were relatively flat in the first nine months of 2011, compared to the same periods in 2010. Internationally, Viagra revenues increased 15% in the third quarter of 2011, primarily due to the favorable impact of foreign exchange, and 4% in the first nine months of 2011, due to the favorable impact of foreign exchange, compared to the same periods in 2010.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets a few years ago. Norvasc worldwide revenues increased 6% in the third quarter of 2011, due to the favorable impact of foreign exchange, and decreased 3% in the first nine months of 2011, compared to the same periods in 2010.

●
Zyvox is the world’s best-selling branded agent for the treatment of certain serious Gram-positive pathogens, including Methicillin-Resistant Staphylococcus-Aureus (MRSA). Zyvox worldwide revenues increased 13% in the third quarter and 10% in the first nine months of 2011, compared to the same periods in 2010, primarily due to growth in emerging markets as well as growth in certain other markets driven by secondary bacterial infections arising from the stronger flu season in 2011.

●
Xalabrands consists of Xalatan, a prostaglandin, the world’s leading branded agent to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) that is available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 33% in the third quarter of 2011 and 25% in the first nine months of 2011, compared to the same periods in 2010. Lower revenues in the U.S. are due to the loss of exclusivity in March 2011. Lower operational revenues internationally are due to the launch of generic latanoprost (generic Xalatan) in Japan in May 2010 and in Italy in July 2010. As a result of pediatric extensions, the exclusivity period for Xalatan and Xalacom has been extended from July 2011 to January 2012 in 15 major European markets.

●
Sutent is for the treatment of advanced renal cell carcinoma and gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate, and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 16% in the third quarter of 2011 and 13% in the first nine months of 2011, compared to the same periods in 2010, due to strong operational performance and the favorable impact of foreign exchange. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line metastatic renal cell carcinoma (mRCC)––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through increasing access and healthcare coverage. As of October 2, 2011, Sutent was the best-selling medicine in the world for the treatment of first-line mRCC.

●
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It recorded an increase in worldwide revenues of 2% in the third quarter of 2011 and a decrease of 3% in the first nine months of 2011, compared to the same periods in 2010.

●
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues were relatively flat in the third quarter of 2011 and decreased 1% in the first nine months of 2011, compared to the same periods in 2010, which reflects higher rebates in the first nine months of 2011 due to the impact of the U.S. Healthcare Legislation and moderate growth in the U.S. antipsychotic market.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is the most prescribed branded medicine worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 10% in the third quarter of 2011 and 12% in the first nine months of 2011, compared to the same periods in 2010, primarily due to increased competition from other branded medicines and a shift in promotional focus to our Toviaz product in most major markets.

●
Genotropin, the world’s leading human growth hormone, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices. Genotropin worldwide revenues increased 2% in the third quarter of 2011 and 1% in the first nine months of 2011, compared to the same periods in 2010, due to the favorable impact of foreign exchange.

●
Vfend is the only branded antifungal agent available in intravenous and oral forms. Vfend worldwide revenues decreased 15% in the third quarter of 2011 and 6% in the first nine months of 2011, compared to the same periods in 2010. While international revenues of Vfend continued to be driven in 2011 by its acceptance as an excellent broad-spectrum agent for treating yeast and molds, revenues in the U.S. declined primarily due to a loss of exclusivity of Vfend tablets and the launch of generic voriconazole (generic Vfend) in February 2011.

●
Chantix/Champix is a treatment for smoking cessation in adults. Chantix/Champix worldwide revenues decreased 4% in the third quarter of 2011 and increased 4% in the first nine months of 2011, compared to the same periods in 2010. Revenues in the first nine months of 2011 were favorably impacted by strong operational performance in international markets, and revenues in the third quarter and first nine months of 2011 were favorably impacted by foreign exchange, partially offset by the impact of changes to the product’s label and other factors, especially in the U.S. We are continuing our educational and promotional efforts, which are focused on the Chantix benefit-risk proposition, the significant health consequences of smoking and the importance of the physician-patient dialogue in helping patients quit smoking.

In July 2011, the U.S. prescribing information was revised to include clinical data showing that Chantix is an effective aid to smoking cessation treatment for smokers with stable cardiovascular disease (CVD) and mild-to-moderate chronic obstructive pulmonary disease. The revised label now also includes a warning/precaution advising smokers with CVD to inform their physician of any new or worsening symptoms of cardiovascular disease, and to seek emergency medical help if they experience any symptoms of a heart attack. This safety information was added at the FDA’s request following an observation of a small numeric increase in certain cardiovascular events in patients treated with Chantix versus those taking a placebo in a study of 700 smokers with stable cardiovascular disease. Approval of the EU labeling, revised at the European Medicines Agency’s request to include a similar cardiovascular-related warning/precaution, is expected by December 2011, and approval of the Japan labeling, which includes a similar precaution, occurred in late October 2011.

●
Effexor XR (extended release capsules), an antidepressant for treating adult patients with major depressive disorder, GAD, social anxiety disorder and panic disorder, recorded decreases in worldwide revenues of 6% in the third quarter of 2011 and 64% in the first nine months of 2011, compared to the same periods in 2010. Effexor XR faces generic competition outside the U.S., and it has faced generic competition in the U.S. since July 1, 2010. This generic competition had a negative impact in the third quarter and first nine months of 2011, and will continue to have a significant adverse impact on our revenues for Effexor XR.

●
BeneFIX and ReFacto AF/Xyntha are hemophilia products that use state-of-the-art manufacturing to assist patients with this lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded increases in worldwide revenues of 14% in the third quarter and 9% in the first nine months of 2011, compared to the same periods in 2010. ReFacto AF/Xyntha recorded increases in worldwide revenue of 37% in the third quarter of 2011 and 31% in the first nine months of 2011, compared to the same periods in 2010. The increases for all of these products were due to strong operational performance and the favorable impact of foreign exchange.

●
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic competition in the U.S. and certain other markets. It recorded decreases in worldwide revenues of 42% in the third quarter of 2011 and 35% in the first nine months of 2011, compared to the same periods in 2010.

●
Caduet is a single-pill therapy combining Norvasc and Lipitor. Caduet worldwide revenues increased 18% in the third quarter of 2011 and 12% in the first nine months of 2011, compared to the same periods in 2010, due to strong operational performance in international markets and the favorable impact of foreign exchange, partially offset by increased generic competition, as well as an overall decline in U.S. hypertension market volume. We expect that Caduet will lose exclusivity in the U.S. on November 30, 2011.

●
Pristiq was approved for the treatment of major depressive disorder in the U.S. in February 2008 and subsequently was approved for that indication in 29 other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, Ecuador and the Philippines. Pristiq recorded increases in worldwide revenues of 24% in the third quarter and in the first nine months of 2011, compared to the same periods in 2010. These increases were driven by promotional activities in the U.S., and targeted international markets where Pristiq was recently launched. The activities are designed to educate physicians and pharmacists about the benefit-risk profile of Pristiq.

●
Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive pneumococcal disease in infants and young children, recorded decreases in worldwide revenues of 45% in the third quarter of 2011 and 61% in the first nine months of 2011, compared to the same periods in 2010. Many markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar/Prevenar 13 (see discussion above), resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

●
Revatio, for the treatment of PAH, had increases in worldwide revenues of 21% in the third quarter and 12% in the first nine months of 2011, compared to the same periods in 2010, due in part to increased PAH awareness driving earlier diagnosis in the U.S. and EU and the favorable impact of foreign exchange.

●
Protonix, our proton pump inhibitor for erosive gastroesophageal reflux disease, recorded decreases in revenues of 68% in the third quarter of 2011 and 69% in the first nine months of 2011, compared to the same periods in 2010. We have an exclusive license from Nycomed GmbH to sell Protonix in the U.S., where it faces generic competition as the result of at-risk launches by certain generic manufacturers that began in December 2007 and the expiration of the basic U.S. patent (including the six-month pediatric exclusivity period) in January 2011.

Alliance revenues worldwide decreased 12% in the third quarter of 2011 and 14% in the first nine months of 2011, compared to the same periods in 2010, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010, partially offset by the strong performance of Spiriva and Enbrel in the U.S. and Canada. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013. Our collaboration with Boehringer Ingelheim (BI) for Spiriva will expire on a country-by-country basis between 2012 and 2016. As a result, we will experience a graduated decline in revenues from Spiriva during that period. Our collaboration with BI for Spiriva will expire in the EU from 2012 and 2016, in 2014 in the U.S. and Japan, and by 2016 in all other countries where the collaboration exists.

See Notes to Condensed Consolidated Financial Statements––Note 14. Legal Proceedings and Contingencies of this Form 10-Q for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.

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

In the third quarter and first nine months of 2011 and 2010, our Research and Development (R&D) expenses were as follows (see also Notes to Condensed Consolidated Financial Statements––Note 15. Segment, Product and Geographic Area Information):
	Research and Development Expenses
	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)

Primary Care Operating Segment(a)	$285	$353	(19)	$912	$1,128	(19)
Specialty Care and Oncology Operating Segment(a)	400	388	3	1,122	1,129	(1)
Established Products and Emerging Markets Operating Segment(a)	71	100	(29)	206	197	5
Animal Health and Consumer Healthcare Operating Segment(a)	97	93	4	304	296	3
Nutrition and Pfizer CentreSource(a)	11	10	10	32	25	28
Worldwide Research and Development/Pfizer Medical(b)	833	851	(2)	2,536	2,605	(3)
Corporate and other(c)	491	393	25	1,404	1,210	16
	$2,188	$2,188	—	$6,516	$6,590	(1)
(a)
Our operating segments, in addition to their sales and marketing responsibilities, are responsible for certain development activities. Generally, these responsibilities relate to additional indications for in-line products and IPR&D projects that have achieved proof-of-concept. R&D spending may include upfront and milestone payments for intellectual property rights.

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

Our human health R&D spending is conducted through a number of matrix organizations––Research Units, within our Worldwide Research and Development organization, that are generally responsible for research assets (assets that have not yet achieved proof-of-concept); Business Units that are generally responsible for development assets (assets that have achieved proof-of-concept); and science-based and other platform-services organizations.

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

Biopharmaceutical Product Developments

We continue to invest in R&D to provide potential future sources of revenues through the development of new products, as well as through additional uses for in-line and alliance products. We remain on track to achieve our previously announced goal of 15 to 20 regulatory submissions in the 2010 to 2012 period. Notwithstanding our efforts, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

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

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of November 10, 2011.

Below are significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as new drug candidates and additional indications in late-stage development:

Recent FDA approvals:
PRODUCT	INDICATION	DATE APPROVED
Xalkori (Crizotinib)	Treatment of ALK-positive advanced non-small cell lung cancer	August 2011
Oxecta––Immediate release oxycodone with Aversion technology (formerly Acurox) (without niacin)(a)	Management of moderate-to-severe pain where the use of an opioid analgesic is appropriate	June 2011
Sutent	Treatment of unresectable pancreatic neuroendocrine tumor	May 2011
(a)	In early 2011, we acquired King, which has an exclusive license from Acura Pharmaceuticals, Inc. (Acura) to sell Oxecta in the U.S., Canada and Mexico.

Pending U.S. new drug applications (NDA) and supplemental filings:
PRODUCT	INDICATION	DATE FILED*
Axitinib	Treatment of advanced renal cell carcinoma	June 2011
Prevnar 13 Adult(a)	Prevention of pneumococcal disease in adults 50 years of age and older	February 2011
Taliglucerase alfa(b)	Treatment of Gaucher disease	April 2010
Genotropin(c)	Replacement of human growth hormone deficiency (Mark VII multidose disposable device)	December 2009
Celebrex(d)	Chronic pain	October 2009
Geodon(e)	Treatment of bipolar disorder––pediatric filing	December 2008
Remoxy(f)	Management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	August 2008
Spiriva(g)	Respimat device for chronic obstructive pulmonary disease	January 2008
Zmax(h)	Treatment of bacterial infections––sustained release––acute otitis media (AOM) and sinusitis––pediatric filing	January 2007
Viviant(i)	Osteoporosis treatment and prevention	August 2006
Pristiq(j)	Vasomotor symptoms of menopause	August 2006
Vfend(k)	Treatment of fungal infections––pediatric filing	August 2005
*The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)
In July 2011, we announced that the FDA issued a 90-day extension to the action date with respect to Prevnar 13 in adults age 50 and older. This extends the review period to January 2012. The extension is due to additional data that we elected to submit to further assess the immune responses to Prevnar 13 from two studies that were part of our original submission. These data, which are derived from an additional immune response assay method, were submitted to support the FDA in the evaluation of the concomitant use of Prevnar 13 and trivalent inactivated influenza vaccine.

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

(f)
In 2005, King entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter was received from the FDA with regard to the resubmission of the NDA. We are working to address the issues raised in the letter, which primarily relate to manufacturing, and we plan to engage in further discussions with the FDA.

(g)
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

(h)
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

(i)
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

(j)
In July 2007, Wyeth received an “approvable” letter from the FDA with respect to its NDA for the use of Pristiq in the treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause. The FDA requested an additional one-year study of the safety of Pristiq for this indication. This study was completed, and the results were provided to the FDA in December 2010. In September 2011, we received a “complete response” letter from the FDA regarding our supplemental NDA. We are evaluating the content of the letter and will determine the next steps.

(k)
In December 2005, we received an “approvable” letter from the FDA for our Vfend pediatric filing that set forth the additional requirements for approval. In April 2010, based on data from a new pharmacokinetics study, we and the FDA agreed on a Vfend dosing regimen for pediatric patients in three ongoing trials. We continue to work to determine the next steps.

On October 6, 2010, we completed the acquisition of FoldRx. For FoldRx’s lead product candidate, Vyndaqel (Tafamidis), an NDA was submitted in the U.S. in February 2011. In March 2011, we received a Refusal to File letter from the FDA. We believe that the additional information needed to support a resubmission with the FDA is available without further clinical studies, and are working to resubmit the NDA. Vyndaqel (Tafamidis) is a first-in-class oral therapy for the treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP), a progressively fatal genetic neurodegenerative disease, for which liver transplant is the only treatment option currently available. Vyndaqel (Tafamidis) has orphan drug designation in the U.S.

In 2007, King entered into an agreement with Acura in which Acura granted King an exclusive license to develop and commercialize four immediate-release opioids with Aversion technology in the U.S., Canada and Mexico. King and Acura submitted an NDA with the FDA in December 2008 for immediate-release oxycodone with Aversion technology with niacin (formerly Acurox with niacin). In June 2009, the FDA issued a “complete response” letter, and, in April 2010, an FDA advisory committee determined that it did not have sufficient evidence to support approval of immediate-release oxycodone Aversion technology with niacin. We notified Acura on October 4, 2011 that we will not pursue further development of immediate-release oxycodone with Aversion technology with niacin. Acura holds the NDA for the immediate-release oxycodone with Aversion technology with niacin.

Regulatory approvals and filings in the EU and Japan:
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Prevenar 13 Adult	Approval in the EU for prevention of invasive pneumococcal disease in adults 50 years of age and older	October 2011	—
Lyrica	Application filed in Japan for treatment of fibromyalgia	—	October 2011
ELIQUIS (Apixaban)(a)	Application filed in the EU for prevention of stroke in patients with atrial fibrillation	—	October 2011
Bosutinib	Application filed in the EU for treatment of chronic myelogenous leukemia	—	August 2011
Xalkori (Crizotinib)	Application filed in the EU for treatment of previously treated ALK-positive advanced non-small cell lung cancer	—	August 2011
ELIQUIS (Apixaban)(b)	Approval in the EU for prevention of venous thromboembolism following elective hip or knee-replacement surgery	May 2011	—
Axitinib	Application filed in the EU for treatment of advanced renal cell carcinoma after failure of prior systemic treatment	—	May 2011
Xalkori (Crizotinib)	Application filed in Japan for treatment of ALK-positive advanced non-small cell lung cancer	—	May 2011
Revatio	Approval in the EU for pediatric PAH	May 2011	—
Celebrex	Application filed in Japan for treatment of acute pain	—	March 2011
Xiapex	Approval in the EU for treatment of Dupuytren’s contracture	February 2011	—
Sutent	Approval in the EU for treatment of unresectable pancreatic neuroendocrine tumor	December 2010	—
Taliglucerase alfa	Application filed in the EU for treatment of Gaucher disease	—	November 2010
Vyndaqel (Tafamidis)(c)	Application filed in the EU for TTR-FAP	—	August 2010
Prevenar 13 Infant	Application filed in Japan for prevention of invasive pneumococcal disease in infants and young children	—	December 2009
*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for ELIQUIS is being developed in collaboration with our alliance partner, Bristol-Myers Squibb Company (BMS).

(b)	This indication for ELIQUIS was developed and is being commercialized in collaboration with BMS.

(c)
In July 2011, the Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion recommending that the European Commission approve Vyndaqel (Tafamidis) for the treatment of transthyretin amyloidosis in adult patients with stage 1 symptomatic polyneuropathy to delay peripheral neurologic impairment.

In March 2011, we decided to withdraw our application in Japan for Toviaz for the treatment of overactive bladder due to required stability testing. We intend to resubmit the application in the first half of 2012.

Late-stage clinical trials for additional uses and dosage forms for in-line and in-registration products:
PRODUCT	INDICATION
Axitinib	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of renal cell carcinoma in treatment-naïve patients
Eraxis/Vfend Combination	Aspergillosis fungal infections
Lyrica	Central neuropathic pain due to spinal cord injury; peripheral neuropathic pain; CR (once-a-day) dosing
Revatio	Pediatric PAH
Sutent	Adjuvant renal cell carcinoma
Torisel	Renal cell carcinoma
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line non-small cell lung cancer
Xiapex	Peyronie’s disease
Zithromax/chloroquine	Malaria

In October 2011, an independent Data Monitoring Committee (DMC) for a Phase 3 efficacy and safety study of Lyrica as monotherapy in patients with partial seizures recommended that the study be stopped based on positive findings for the primary efficacy endpoint. We have accepted the DMC’s recommendation and stopped the study. We intend to submit the results of the study for publication in a medical journal.

New drug candidates in late-stage development:
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Bapineuzumab(a)
A beta amyloid inhibitor for the treatment of mild-to-moderate Alzheimer’s disease being developed in collaboration with Janssen Alzheimer Immunotherapy Research & Development, LLC (Janssen AI), a subsidiary of Johnson & Johnson

Bazedoxifene-conjugated estrogens	A tissue-selective estrogen complex for the treatment of menopausal vasomotor symptoms
Bosutinib	An Abl and src kinase inhibitor for the treatment of chronic myelogenous leukemia (An application has been filed in the EU.)
Dacomitinib	A pan-HER tyrosine kinase inhibitor for the treatment of advanced non-small cell lung cancer
Dimebon (latrepirdine)(b)	A novel mitochondrial protectant and enhancer being developed in collaboration with Medivation, Inc., for the treatment of mild-to-moderate Alzheimer’s disease
ELIQUIS (Apixaban)(c)
For the prevention and treatment of venous thromboembolism and prevention of stroke in patients with atrial fibrillation, which is being developed in collaboration with BMS (An application for stroke prevention in atrial fibrillation patients has been filed in the EU.)

Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of aggressive Non-Hodgkin’s Lymphoma
Tanezumab(d)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)
Tofacitinib	A JAK kinase inhibitor for the treatment of rheumatoid arthritis and psoriasis

(a)
Our collaboration with Janssen AI on bapineuzumab, a potential treatment for mild-to-moderate Alzheimer’s disease, continues with four Phase 3 studies. In December 2010, Janssen AI confirmed that enrollment was complete for its two Phase 3 primarily North American studies (301 and 302), including the biomarker sub studies. The other two Phase 3 primarily international studies (3000 and 3001) continue to enroll. In April 2010, Johnson & Johnson announced that the two Janssen AI North American studies would be completed (last patient out) in mid-2012. We announced in May 2010 that we expect that the last patient will have completed our two primarily international 18-month trials, including associated biomarker studies, in 2014.

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

(c)
The atrial fibrillation (AF) program of the investigational drug ELIQUIS consists of two trials. First, the data from the Phase 3 AVERROES trial demonstrated that ELIQUIS significantly reduced the relative risk of a composite stroke or systemic embolism by 55% without a significant increase in major bleeding, fatal bleeding or intracranial bleeding compared with aspirin. Minor bleeding, however, was increased compared to aspirin. Second, the Phase 3 ARISTOTLE trial investigated ELIQUIS compared to warfarin for the prevention of stroke in approximately 18,000 patients with AF and at least one additional risk factor for stroke. In June 2011, we and BMS announced that ELIQUIS met the primary efficacy objective of non-inferiority to warfarin on the combined outcome of stroke (ischemic, hemorrhagic or unspecified type) and systemic embolism. In addition, ELIQUIS met key secondary endpoints of superiority on efficacy and on ISTH (International Society on Thrombosis and Haemostasis) major bleeding compared to warfarin. We submitted a regulatory application for stroke prevention in atrial fibrillation in Europe, which was validated for review by the EMA in October 2011. Our alliance partner, BMS, expects to have an accepted filing in the U.S. for this indication by the end of 2011.

(d)
Following requests by the FDA in 2010, we suspended and subsequently terminated worldwide the osteoarthritis, chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab. The FDA’s requests followed a small number of reports of osteoarthritis patients treated with tanezumab who experienced the worsening of osteoarthritis leading to joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations. In December 2010, the FDA placed a clinical hold on all other anti-nerve growth factor therapies under clinical investigation in the U.S., including our study for chronic pancreatitis. Studies of tanezumab in cancer pain were allowed to continue. We continue to work with the FDA to reach an understanding about the appropriate scope of continued clinical investigation of tanezumab. In July 2011, we submitted our response to the “clinical hold” letter from the FDA, and we anticipate that an FDA Arthritis Advisory Committee meeting will be held to discuss the anti-nerve growth factor class of investigational drugs.

In October 2011, we announced a licensing agreement with Puma Biotechnology, Inc. for the development and commercialization of neratinib, an investigational oral, multi-targeted inhibitor of the ErbB1 (EGFR), ErbB2 (HER2) and ErbB4 (HER4) kinases, being studied for the treatment of cancer. Under the terms of the agreement, Puma will assume sole responsibility for global development and commercialization of neratinib. We will be entitled to receive payments upon Puma’s achievement of certain development milestones for neratinib, as well as royalty payments for any sales of neratinib.

Additional product-related programs are in various stages of discovery and development.

Costs and Expenses

Cost of Sales

Cost of sales decreased 3% in the third quarter of 2011 and 4% in the first nine months of 2011, compared to the same periods in 2010, primarily due to:

●	lower purchase accounting adjustments;

●	lower inventory write-offs in 2011; and

●	savings associated with our cost-reduction and productivity initiatives,

partially offset by:

●	the unfavorable impact of foreign exchange of 8% in the third quarter of 2011 and 7% in the first nine months of 2011; and

●	the addition of King’s manufacturing operations.

Selling, Informational and Administrative (SI&A) Expenses

SI&A expenses were largely unchanged in third-quarter 2011 and increased 2% in the first nine months of 2011, compared to the same periods in 2010. Both periods were unfavorably impacted by:

●	the annual fee under the 2010 U.S. Healthcare Legislation beginning in 2011;

●	the addition of legacy King operating costs; and

●	the unfavorable impact of foreign exchange of 5% in the third quarter of 2011 and 3% in the first nine months of 2011.

Both periods were favorably impacted by:

●	savings associated with our cost-reduction and productivity initiatives.

Research and Development (R&D) Expenses

R&D expenses were largely unchanged in third-quarter 2011 and decreased 1% in the first nine months of 2011, compared to the same periods in 2010. Both periods were favorably impacted by:

●	savings associated with our cost-reduction and productivity initiatives.

Both periods were unfavorably impacted by:

●	higher charges related to our cost-reduction and productivity initiatives;

●	the addition of legacy King operations; and

●	the unfavorable impact of foreign exchange of 2%.

Acquisition-Related In-Process Research and Development Charges

In the first nine months of 2010, we resolved certain contingencies and met certain milestones associated with our 2008 acquisition of CovX and recorded $74 million in Acquisition-related in-process research and development charges.

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

Since 2008, we have incurred and will continue to incur costs in connection with these initiatives. We estimate that these total costs could be in the range of approximately $11.5 billion to $13.5 billion through 2012, of which we have incurred approximately $10.9 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through October 2, 2011.

In addition, on February 1, 2011, we announced a new research and productivity initiative to accelerate our strategies to improve innovation and overall productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. In connection with these actions, we currently expect to incur pre-tax charges in the range of approximately $1.7 billion to $2.4 billion. These charges, the majority of which are being incurred in 2011, are related to employees, assets and activities that will not continue as part of the restructured organization. As a result of these actions, we expect significant reductions in our annual research and development expenses, which are reflected in our 2011 financial guidance and 2012 financial targets (see the “Our Financial Guidance for 2011” and “Our Financial Targets for 2012” sections of this MD&A). We expect adjusted R&D expenses to be approximately $8.1 billion to $8.4 billion in 2011 and are targeting adjusted R&D expenses of approximately $6.5 billion to $7.0 billion in 2012. For an understanding of adjusted R&D expenses, see the “Adjusted Income” section of this MD&A.

At the end of the third quarter of 2011, the workforce totaled approximately 106,500, a decrease of 4,100 from December 31, 2010.

We incurred the following costs in connection with our cost-reduction and productivity initiatives and acquisition activity, such as King (acquired in 2011) and Wyeth (acquired in 2009):

	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Transaction costs(a)	$5	$––	$28	$13
Integration costs(b)	187	231	567	650
Restructuring charges(c):
Employee termination costs	770	27	1,626	603
Asset impairments	99	174	157	677
Other	40	67	96	147
Restructuring charges and certain acquisition-related costs	1,101	499	2,474	2,090
Additional depreciation––asset restructuring(d) :
Cost of sales	68	241	411	367
Selling, informational and administrative expenses	39	27	69	190
Research and development expenses	146	25	378	45
Total additional depreciation––asset restructuring	253	293	858	602
Implementation costs(e) :
Selling, informational and administrative expenses	11	––	11	––
Research and development expenses	8	––	28	––
Total implementation costs	19	––	39	––
Total costs associated with cost-reduction initiatives and acquisition activity	$1,373	$792	$3,371	$2,692
(a)	Transaction costs represent external costs directly related to business combinations and primarily include expenditures for banking, legal, accounting and other similar services.
(b)	Integration costs represent external, incremental costs directly related to integrating acquired businesses and primarily include expenditures for consulting and systems integration.
(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through October 2, 2011, Employee termination costs represent the expected reduction of the workforce by approximately 57,800 employees, mainly in manufacturing and sales and research, of which approximately 41,000 employees have been terminated as of October 2, 2011. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

The restructuring charges in 2011 are associated with the following:

●
For the three months ended October 2, 2011, Primary Care operating segment ($473 million), Specialty Care and Oncology operating segment ($186 million), Established Products and Emerging Markets operating segment ($65 million), Animal Health and Consumer Healthcare operating segment ($30 million), Nutrition operating segment ($2 million), research and development operations ($47 million income), manufacturing operations ($47 million) and Corporate ($153 million).

●
For the nine months ended October 2, 2011, Primary Care operating segment ($606 million), Specialty Care and Oncology operating segment ($228 million), Established Products and Emerging Markets operating segment ($80 million), Animal Health and Consumer Healthcare operating segment ($44 million), Nutrition operating segment ($4 million), research and development operations ($426 million), manufacturing operations ($203 million) and Corporate ($288 million).

The restructuring charges in 2010 are associated with the following:

●
For the three months ended October 3, 2010, Primary Care operating segment ($14 million), Specialty Care and Oncology operating segment ($53 million), Established Products and Emerging Markets operating segment ($14 million), Nutrition operating segment ($1 million), research and development operations ($17 million), manufacturing operations ($161 million) and Corporate ($8 million).

●
For the nine months ended October 3, 2010, Primary Care operating segment ($1 million), Specialty Care and Oncology operating segment ($99 million), Established Products and Emerging Markets operating segment ($23 million), Animal Health and Consumer Healthcare operating segment ($33 million), Nutrition operating segment ($12 million income), research and development operations ($239 million), manufacturing operations ($970 million) and Corporate ($74 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The components of restructuring charges associated with all of our cost-reduction and productivity initiatives and acquisition activity follow:
	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2011	Through Oct. 2, 2011(a)	As of Oct. 2, 2011(b)

Employee termination costs	$10,437	$7,720	$2,717
Asset impairments	2,465	2,465	––
Other	996	889	107
Total restructuring charges	$13,898	$11,074	$2,824
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.7 billion) and Other noncurrent liabilities ($1.1 billion).

Other (Income)/Deductions––Net

Other deductions––net changed favorably by $1.8 billion in the third quarter of 2011, compared to the same period in 2010, which primarily reflects:

●
higher 2010 impairment charges ($1.5 billion (pre-tax) in the third quarter of 2010) related to certain intangible assets acquired as part of the Wyeth acquisition in the third quarter of 2010 (see below); and

●	a $701 million (pre-tax) charge for asbestos litigation related to our wholly owned subsidiary, Quigley Company, Inc., in the third quarter of 2010.

Other deductions––net changed favorably by $1.3 billion in the first nine months of 2011, compared to the same period in 2010, which primarily reflects:

●	higher 2010 impairment charges ($1.7 billion (pre-tax) in the first nine months of 2010) related to certain intangible assets acquired as part of the Wyeth acquisition (see below).

The impairment charges are determined by comparing the estimated fair value of the assets as of the date of the impairment to their carrying values as of the same date. In the first nine months of 2011, we recorded impairment charges of $585 million, which included approximately $440 million of IPR&D assets, primarily related to two compounds for the treatment of certain autoimmune and inflammatory diseases, and approximately $145 million of Developed Technology Rights. These impairment charges reflect, among other things, the impact of new scientific findings and updated commercial forecasts. In the first nine months of 2010, we recorded impairment charges of $1.7 billion, which include (i) approximately $900 million of IPR&D assets, primarily Prevnar/Prevenar 13 Adult, a compound for the prevention of pneumococcal disease in adults age 50 and older, and Neratinib, a compound for the treatment of breast cancer; (ii) approximately $600 million of indefinite-lived Brands, related to Third Age, infant formulas for the first 12-36 months of age, and Robitussin, a cough suppressant; and (iii) approximately $200 million of Developed Technology Rights, primarily Protonix, a product that treats erosive gastroesophageal reflux disease. These impairment charges, most of which occurred in the third quarter of 2010, reflect, among other things, the following: for IPR&D assets, the impact of changes to the development programs, the projected development and regulatory timeframes and the risk associated with these assets; for Brand assets, the current competitive environment and planned investment support; and, for Developed Technology Rights, an increased competitive environment. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 6. Other (Income)/Deductions––Net.

Provision for Taxes on Income

Our effective tax rate for continuing operations was 33.7% for the third quarter of 2011, compared to 39.5% for the third quarter of 2010, and in the first nine months of 2011 was 30.8% compared to 37.3% in the first nine months of 2010. The decreases in the effective tax rate were primarily the result of:

●	the extension of the U.S. research and development credit, which was signed into law on December 17, 2010;

●	the decrease and jurisdictional mix of certain impairment charges related to assets acquired in connection with the Wyeth acquisition; and

●	the change in the jurisdictional mix of earnings.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 4. Discontinued Operations.

The following amounts, substantially all of which relate to our Capsugel business, have been segregated from continuing operations and included in Discontinued operations—net of tax in our Condensed Consolidated Statements of Income:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010

Revenues	$116	$176	$507	$545
Pre-tax (loss)/income from discontinued operations	$(7)	$29	$78	$106
Provision for taxes on income(a)	6	3	39	30
(Loss)/income from discontinued operations––net of tax	(13)	26	39	76
Pre-tax gain/(loss) on sale of discontinued operations	1,695	(12)	1,683	(9)
Provision/(benefit) for taxes on income(b)	367	(1)	367	––
Discontinued operations––net of tax	$1,315	$15	$1,355	$67
(a)	Includes a deferred tax expense of $13 million for the first nine months of 2011.
(b)	Includes a deferred tax expense of $162 million for the third quarter and first nine months of 2011.

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

Purchase Accounting Adjustments
Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets acquired from Pharmacia, Wyeth and King, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt, charges for purchased IPR&D and fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

Certain of the purchase accounting adjustments associated with a business combination, such as the amortization of intangibles acquired as part of our acquisition of King in 2011, Wyeth in 2009 and Pharmacia in 2003, can occur through 20 or more years, but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors with an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs have previously been expensed.

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

Discontinued Operations
Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the sale of such operations, such as our Capsugel business, which we sold in August 2011. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them.

Certain Significant Items
Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or possible charges related to legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 14. Legal Proceedings and Contingencies. Normal, ongoing defense costs of the Company or settlements of and accruals for legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation between Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income follows:
	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)

Reported net income attributable to Pfizer Inc.	$3,738	$866	*	$8,570	$5,367	60
Purchase accounting adjustments––net of tax	1,264	1,247	1	3,878	4,933	(21)
Acquisition-related costs––net of tax	242	559	(57)	1,144	1,996	(43)
Discontinued operations––net of tax	(1,315)	(15)	*	(1,355)	(67)	*
Certain significant items––net of tax	891	1,695	(47)	2,117	1,912	11
Adjusted income(a)	$4,820	$4,352	11	$14,354	$14,141	2
(a)
The effective tax rate on Adjusted income was 30.9% in the third quarter of 2011, compared with 30.2% in the same period last year. For the first nine months of 2011 the effective tax rate on Adjusted income was 29.3%, compared to 30.7% in the same period last year. The changes in the effective tax rate on Adjusted income were primarily due to the extension of the U.S. research and development credit that was signed into law in December 2010, as well as a change in the jurisdictional mix of earnings.

*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

A reconciliation between Reported diluted EPS, as reported under U.S. GAAP, and Adjusted diluted EPS follows:
	Three Months Ended			Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)	Oct. 2, 2011	Oct. 3, 2010	% Incr./ (Decr.)

Earnings per common share––diluted(a):
Reported net income attributable to Pfizer Inc. common shareholders	$0.48	$0.11	*	$1.08	$0.66	64
Purchase accounting adjustments––net of tax	0.16	0.15	7	0.49	0.61	(20)
Acquisition-related costs––net of tax	0.03	0.07	(57)	0.14	0.25	(44)
Discontinued operations––net of tax	(0.17)	––	*	(0.17)	(0.01)	*
Certain significant items––net of tax	0.11	0.21	(48)	0.27	0.24	13
Adjusted net income attributable to Pfizer Inc. common shareholders	$0.62	$0.54	15	1.81	$1.75	3
(a)	EPS amounts may not add due to rounding.
*	Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:
	Three Months Ended		Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Oct. 2, 2011	Oct. 3, 2010
Purchase accounting adjustments:
Amortization, depreciation and other(a)	$1,422	$1,138	$4,146	$3,926
Cost of sales, primarily related to fair value adjustments of acquired inventory	289	487	1,086	2,564
In-process research and development charges(b)	––	––	––	74
Total purchase accounting adjustments, pre-tax	1,711	1,625	5,232	6,564
Income taxes	447	378	1,354	1,631
Total purchase accounting adjustments––net of tax	1,264	1,247	3,878	4,933
Acquisition-related costs:
Transaction costs(c)	5	––	28	13
Integration costs(c)	187	231	567	650
Restructuring charges(c)	19	268	415	1,427
Additional depreciation––asset restructuring(d)	90	293	461	602
Total acquisition-related costs, pre-tax	301	792	1,471	2,692
Income taxes	59	233	327	696
Total acquisition-related costs––net of tax	242	559	1,144	1,996
Discontinued operations:
Loss/(income) from operations––net of tax	13	(26)	(39)	(76)
(Gain)/loss on sale of discontinued operations	(1,328)	11	(1,316)	9
Total discontinued operations––net of tax	(1,315)	(15)	(1,355)	(67)
Certain significant items:
Restructuring charges––cost-reduction and productivity initiatives(c)	890	––	1,464	––
Implementation costs and additional depreciation––asset restructuring––cost-reduction and productivity initiatives(e)	182	––	436	––
Certain legal matters(f)	132	701	657	843
Certain asset impairment charges(g)	105	1,468	582	1,668
Inventory write-off(h)	(1)	212	11	212
Other(i)	2	32	26	(32)
Total certain significant items, pre-tax	1,310	2,413	3,176	2,691
Income taxes	419	718	1,059	779
Total certain significant items––net of tax	891	1,695	2,117	1,912
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$1,082	$3,486	$5,784	$8,774
(a)	Included primarily in Amortization of intangible assets.
(b)	Included in Acquisition-related in-process research and development charges.
(c)	Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 5.Costs Associated with Cost-Reduction and Productivity Initiatives and Acquisition Activity).
(d)	Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

For the third quarter of 2011, included in Cost of sales ($68 million), Selling, informational and administrative expenses ($17 million) and in Research and Development expenses ($5 million). For the third quarter of 2010, included in Cost of sales ($241 million), Selling, informational and administrative expenses ($27 million) and Research and development expenses ($25 million).

For the first nine months of 2011, included in Cost of sales ($411 million), Selling, informational and administrative expenses ($41 million), and Research and development expenses ($9 million). For the first nine months of 2010, included in Cost of sales ($367 million), Selling, informational and administrative expenses ($190 million) and Research and development expenses ($45 million).
(e)	Included in Selling, informational and administrative expenses ($33 million) and Research and development expenses ($149 million) for the three months ended October 2, 2011. Included in Selling, informational and administrative expenses ($39 million) and Research and development expenses ($397 million) for the nine months ended October 2, 2011.
(f)	Included in Other deductions––net. In the first nine months of 2011, primarily relates to charges for hormone-replacement therapy litigation. In both periods of 2010, primarily includes a charge for asbestos litigation related to our wholly owned subsidiary Quigley Company, Inc.
(g)	Included in Other deductions––net. In 2011 and 2010, primarily relates to certain Wyeth assets, including in-process research and development (IPR&D) intangible assets.
(h)	Included in Cost of sales. In 2010, primarily relates to unfinished inventory acquired as part of the Wyeth acquisition that became unusable after the acquisition date.
(i)	Primarily included in Other deductions––net.

ANALYSIS OF OUR CONDENSED CONSOLIDATED BALANCE SHEETS

Discussion of Changes

Virtually all changes in our asset and liability accounts as of October 2, 2011, compared to December 31, 2010, reflect, among other things, increases associated with our acquisition of King (see Notes to Condensed Consolidated Financial Statements—Note 3. Acquisition of King Pharmaceuticals, Inc.) and increases due to the impact of foreign exchange.

For information about certain of our financial assets and liabilities, including cash and cash equivalents, short-term investments, short-term loans, long-term investments and loans, short-term borrowings, including current portion of long-term debt, and long-term debt, see “Financial Condition, Liquidity and Capital Resources” below.

For Inventories, the change also reflects inventory sold during 2011 that was acquired from Wyeth and had been recorded at fair value.

Assets of discontinued operations and other assets held for sale declined, reflecting the sale of Capsugel (see Notes to Condensed Consolidated Financial Statements—Note 4. Discontinued Operations)

Identifiable intangible assets, less accumulated amortization, also includes the impact of impairments of certain assets (see Notes to Condensed Consolidated Financial Statements—Note 6. Other (Income)/Deductions—Net).

Other current liabilities includes the charges recorded for hormone-replacement therapy litigation (see Notes to Condensed Consolidated Financial Statements—Note 6. Other (Income)/Deductions—Net and Note 14. Legal Proceedings and Contingencies).

Pension benefit obligations declined overall, reflecting the impact of company contributions made in 2011 (see Notes to Condensed Consolidated Financial Statements—Note 12. Pension and Postretirement Benefit Plans).

Other noncurrent liabilities includes an increase in the fair value of derivative financial instruments in a liability position (see Notes to Condensed Consolidated Financial Statements—Note 9A. Financial Instruments: Selected Financial Assets and Liabilities).

Goodwill and Other Intangible Assets

Goodwill – Our company was previously managed through two operating segments (Biopharmaceutical and Diversified), and is now managed through five operating segments (see Notes to Condensed Consolidated Financial Statements – Note 15. Segment, Product and Geographic Area Information for further information). As a result of this change, the goodwill previously associated with our Biopharmaceutical operating segment is required to be allocated among the Primary Care, Specialty Care and Oncology, and Established Products and Emerging Markets operating segments. The allocation of goodwill is a complex process that requires, among other things, that we determine the fair value of each reporting unit. Therefore, we have not yet completed the allocation, but we expect that it will be completed in the current year.

While all reporting units can confront events and circumstances that can lead to impairments (such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity), in general, the increased number of Biopharmaceutical reporting units significantly increases our risk of goodwill impairment charges as smaller reporting units are inherently less able to absorb negative developments that might affect certain operating assets but not others.

Other Intangible Assets – On October 25, 2011, the European Commission approved the Company’s pneumococcal conjugate vaccine, Prevenar 13 Adult, for active immunization for the prevention of vaccine-type invasive disease caused by Streptococcus pneumoniae in adults age 50 years and older. As a result of this fourth-quarter 2011 approval in a major market, as of the approval date, the associated asset, with a net book value of $1.8 billion as of October 2, 2011, will be reclassified from In-Process Research and Development (IPR&D) to Developed Technology Rights and will begin to be amortized.

ANALYSIS OF OUR CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(millions of dollars)	Oct. 2, 2011	Oct. 3, 2010	Incr./ (Decr.)

Cash provided by operating activities	$14,979	$5,196	9,783
Cash provided by investing activities	1,301	5,153	(3,852)
Cash used in financing activities	(14,357)	(10,095)	(4,262)

Operating Activities

Our net cash provided by operating activities was $15.0 billion in the first nine months of 2011, compared to $5.2 billion in the same period of 2010. The change in operating cash flows was primarily attributable to:

●
the significant income tax payments made in the first nine months of 2010 of approximately $11.5 billion ($10.0 billion more than in 2011) associated with certain business decisions executed to finance the Wyeth acquisition, including the decision to repatriate certain funds earned outside the U.S.; and

●	the timing of receipts and payments in the ordinary course of business.

In 2010, the cash flow line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects the $11.5 billion tax payment described above.

Investing Activities

Our net cash provided by investing activities was $1.3 billion in the first nine months of 2011, compared to $5.2 billion in the same period in 2010. The decrease in cash provided by investing activities was primarily attributable to:

●
net proceeds from redemption and sales of investments of $2.6 billion in the first nine months of 2011, which were used to finance our acquisition of King, compared to net proceeds from redemption and sales of investments of $5.6 billion in the first nine months of 2010, which were used for repayment of short-term borrowings and income tax payments in 2010; and

●	cash paid of $3.2 billion, net of cash acquired, for our acquisition of King in 2011 (see Notes to Condensed Consolidated Financial Statements – Note 3. Acquisition of King Pharmaceuticals, Inc.),

partially offset by

●	proceeds of $2.4 billion received from the sale of Capsugel (see Notes to Condensed Consolidated Financial Statements – Note 4. Discontinued Operations).

Financing Activities

Our net cash used in financing activities was $14.4 billion in the first nine months of 2011, compared to $10.1 billion in the same period in 2010. The increase in net cash used in financing activities was primarily attributable to:

●	purchases of common stock of $5.8 billion in the first nine months of 2011, compared to purchases of $1.0 billion in the first nine months of 2010,

partially offset by

●	net repayments of borrowings of $3.9 billion in the first nine months of 2011, compared to net repayments of borrowings of $4.6 billion in the first nine months of 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Liabilities, as shown below:
(millions of dollars)	Oct. 2, 2011	Dec. 31, 2010
Financial assets:
Cash and cash equivalents	$3,706	$1,735
Short-term investments	25,257	26,277
Short-term loans	184	467
Long-term investments and loans	9,468	9,747
Total financial assets	$38,615	$38,226
Debt:
Short-term borrowings, including current portion of long-term debt	$5,637	$5,603
Long-term debt	35,399	38,410
Total debt	$41,036	$44,013
Net financial liabilities	$(2,421)	$(5,787)

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, including the impact on cash flows of the anticipated cost savings from our cost-reduction and productivity initiatives, as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

●	the working capital requirements of our operations, including our research and development activities;

●	investments in our business;

●	dividend payments and potential increases in the dividend rate;

●	share repurchases, including our plan to repurchase between approximately $7 billion and $9 billion of our common stock in 2011;

●	the cash requirements associated with our productivity/cost-reduction initiatives;

●	paying down outstanding debt;

●	contributions to our pension and postretirement plans; and

●	business-development activities.

Debt Quality
Our long-term debt is rated high quality by both Standard & Poor’s and Moody’s Investors Service.

Debt Capacity
We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of October 2, 2011, we had access to $9.4 billion of lines of credit, of which $2.4 billion expire within one year. Of these lines of credit, $8.5 billion are unused, of which our lenders have committed to loan us $7.4 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2013, may be used to support our commercial paper borrowings.

Selected Measures of Liquidity and Capital Resources

The following table sets forth certain relevant measures of our liquidity and capital:
(millions of dollars, except ratios and per common share data)	Oct. 2, 2011	Dec. 31, 2010

Cash, cash equivalents and short-term investments(a)	$28,963	$28,012

Working capital(b)	$34,876	$32,377

Ratio of current assets to current liabilities	2.25:1	2.13:1

Shareholders’ equity per common share(c)	$11.65	$10.96
(a)	See Notes to Condensed Consolidated Financial Statements––Note 9. Financial Instruments for a description of assets held and for a description of credit risk related to our financial instruments held.
(b)
Working capital includes assets of discontinued operations and other assets held for sale of $122 million as of October 2, 2011 and $1.4 billion as of December 31, 2010. Working capital also includes liabilities of discontinued operations of $151 million as of December 31, 2010.

(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

Cash, cash equivalents and short-term investments, as of October 2, 2011, increased compared to December 31, 2010, and were impacted by operating cash flow and by the proceeds received from the sale of Capsugel, partially offset by share repurchases, dividend payments, the use of cash and proceeds from the redemption of short-term investments to fund our acquisition of King in the first quarter of 2011 and net repayments from borrowings. For additional information, see the Condensed Consolidated Statement of Cash Flows. The other changes in working capital and the ratio of current assets to current liabilities reflect timing of accruals, cash receipts and payments in the ordinary course of business.

We are monitoring developments regarding government receivables in several European markets, where economic conditions remain uncertain. When necessary to reflect estimated credit losses, we will continue to reserve against or write down these assets, which can include accounts receivable and investments in bonds.

We plan to fund our acquisition of Ferrosan’s consumer healthcare business, which we expect to close in December 2011 (which falls in the first fiscal quarter of 2012 for our international operations), with available cash and the proceeds from short-term investments. For additional information on this transaction, see the “Our Business Development Initiatives” section of this MD&A.

During 2011, we expect to contribute from our general assets a total of $487 million to our U.S. qualified pension plans, $483 million to our international pension plans, $249 million to our postretirement plans and $188 million to our U.S. supplemental (non-qualified) pension plans. Contributions expected to be made for 2011 are inclusive of amounts contributed during the first nine months of 2011 (see Notes to Condensed Consolidated Financial Statements––Note 12. Pension and Postretirement Benefit Plans).

Domestic and International Short-Term Funds

Many of our operations are conducted outside the U.S., and significant portions of our cash, cash equivalents and short-term investments are held internationally. We generally hold approximately 10%-30% of these short-term funds in U.S. tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the U.S., no accrual for U.S. taxes is provided.

Share Purchase Plans

On June 23, 2005, we announced that the Board of Directors authorized a $5 billion share-purchase plan (the “2005 Stock Purchase Plan”). On June 26, 2006, we announced that the Board of Directors increased the authorized amount of shares to be purchased under the 2005 Stock Purchase Plan from $5 billion to $18 billion. On January 23, 2008, we announced that the Board of Directors authorized a new $5 billion share-purchase plan (the “2008 Stock Purchase Plan”), and, on February 1, 2011, we announced that the Board of Directors authorized a new $5 billion share-repurchase plan (the “2011 Stock Purchase Plan”). In total under the 2005, 2008 and 2011 Stock Purchase Plans, through October 2, 2011, we have purchased approximately 1.1 billion shares for approximately $25.2 billion. We purchased approximately 296 million shares, or approximately $5.8 billion, of our common stock in the first nine months of 2011 under the 2008 and 2011 Stock Purchase Plans. We purchased approximately 61 million shares, or approximately $1.0 billion, of our common stock in the first nine months of 2010. Through October 31, 2011, we purchased a total of approximately 331.6 million shares for approximately $6.5 billion this year under the 2008 and 2011 Stock Purchase Plans.

After giving effect to purchases through October 31, 2011, the remaining authorization under the 2011 Stock Purchase Plan is approximately $2.5 billion. During 2011, we anticipate purchasing between $7 billion and $9 billion of our common stock inclusive of shares purchased to date this year, with any remaining authorized amount available in 2012 and beyond.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of October 2, 2011, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In October 2011, our Board of Directors declared a dividend of $0.20 per share, payable December 6, 2011, to shareholders of record at the close of business on November 11, 2011.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 2. Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of October 2, 2011

In September 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update to revise the requirements for testing goodwill for impairment. The provisions of this standard include the option for qualitative assessment in determining the likelihood of reporting unit carrying value exceeding its fair value. The provisions of this new standard are effective January 1, 2012, and we are currently in the process of evaluating the standard.

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

In May 2011, the FASB issued an accounting standards update to achieve a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The provisions of this new standard are effective January 1, 2012, and we are currently in the process of evaluating the impact, if any, on our financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective” and other words and terms of similar meaning or by using future dates in connection with any discussion of future operating and financial performance, business plans and prospects, in-line products and product candidates, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, share-repurchase and dividend-rate plans, and financial results, including, in particular, the financial guidance and targets and anticipated costs and cost savings set forth in the “Our Financial Guidance for 2011,” “Our Financial Targets for 2012” and “Costs Associated with Cost-Reduction Initiatives and Acquisition Activity” sections of this MD&A. Among the factors that could cause actual results to differ materially from past and projected future results are the following:

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

●
Legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access including, in particular, continued government-mandated price reductions for certain biopharmaceutical products in certain European and emerging market countries;

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

●
Impact of acquisitions, divestitures, restructurings, product withdrawals and other unusual items, including (i) our ability to successfully implement our plans, announced on February 1, 2011, regarding the Company’s research and development function, including the planned exit from the Company’s Sandwich, U.K. site, subject to works council and union consultations; (ii) our ability to realize the projected benefits of our acquisitions of Wyeth; (iii) our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to the Wyeth integration and to our research and development function; and (iv) the impact of the strategic alternatives that we decide to pursue for our Animal Health and Nutrition businesses.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove incomplete or inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the SEC.

Our 2010 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from projected and historic results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Legal Proceedings and Contingencies

Information with respect to legal proceedings and contingencies required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 14. Legal Proceedings and Contingencies in Part I, Item 1, of this Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 14. Legal Proceedings and Contingencies in Part I, Item 1, of this Form 10-Q.

Tax Matters

Additional information with respect to tax matters required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 7B. Taxes on Income-Tax Contingencies in Part I, Item 1, of this Form 10-Q.

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

Item 1A. Risk Factors

Part I, Item 1A, “Risk Factors”, of our 2010 Annual Report on Form 10-K is incorporated by reference herein. There have been no material changes from the risk factors discussed therein, except as set forth in the last paragraph under “Our Operating Environment––Industry-Specific Challenges” in Part 1, Item 2, of this Form 10-Q with regard to the U.S. Budget Control Act of 2011, which paragraph is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the third fiscal quarter of 2011:

Issuer’s Purchases of Equity Securities(a)
Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
July 4, 2011, through July 31, 2011	29,514,313	$20.18	29,474,600	$4,759,572,160
August 1, 2011, through August 28, 2011	39,525,190	$18.01	39,414,641	$4,049,644,440
August 29, 2011, through October 2, 2011	44,117,666	$18.30	43,982,940	$3,244,724,625
Total	113,157,169	$18.69	112,872,181
(a)	On January 23, 2008, we announced that the Board of Directors had authorized a $5 billion share-purchase plan (the 2008 Stock Purchase Plan) to be utilized from time to time. On February 1, 2011, we announced that the Board of Directors had authorized a new $5 billion share-repurchase plan (the 2011 Stock Purchase Plan).
(b)	In addition to purchases under the 2008 Stock Purchase Plan and the 2011 Stock Purchase Plan, these columns reflect the following transactions during the third fiscal quarter of 2011: (i) the surrender to Pfizer of 276,125 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees, and (ii) the surrender to Pfizer of 8,863 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance-contingent share awards issued to employees.

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

Pfizer Inc.
(Registrant)

Dated: November 10, 2011	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)