Form 10-K
period 2011-12-31
PFIZER INC
filed 2012-02-28
CIK 78003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-3619

PFIZER INC.

(Exact name of registrant as specified in its charter)

Delaware	13-5315170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

235 East 42nd Street	10017-5755
New York, New York (Address of principal executive offices)	(Zip Code)

(212) 733-2323

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.05 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, July 1, 2011, was approximately $163 billion. The registrant has no non-voting common stock.

The number of shares outstanding of the registrant’s common stock as of February 21, 2012 was 7,538,520,276 shares of common stock, all of one class.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders	Part III

PART I

ITEM 1.	BUSINESS

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

On October 15, 2009, we completed our acquisition of Wyeth. The acquisition was a cash-and-stock transaction valued at $50.40 per share of Wyeth common stock, or a total of approximately $68.2 billion, based on the closing market price of Pfizer common stock on the acquisition date.

On January 31, 2011, we completed a tender offer for the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash. Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. Therefore, in accordance with our domestic and international reporting periods, our consolidated financial statements for the fiscal year ended December 31, 2011 reflect approximately 11 months of King’s U.S. operations and 10 months of King’s international operations.

In July 2011, we announced our decision to explore strategic alternatives for our Animal Health and Nutrition businesses, which may include, among other things, a full or partial separation of each of these businesses from Pfizer through a spin-off, sale or other transaction. We believe these potential actions may create greater shareholder value, enable us to become a more focused organization and optimize capital allocation. Given the separate and distinct nature of Animal Health and Nutrition, we may pursue a different strategic alternative for each of these businesses. Although the timeline for each evaluation may differ, we expect to announce our strategic decision for each of these businesses in 2012 and to complete any separation of these businesses between July 2012 and July 2013. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook – Our Business Development Initiatives section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2011 Financial Report.

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. For additional information, see the Notes to Consolidated Financial Statements – Note 2D. Acquisitions, Divestitures, Collaborative Arrangements and Equity Method Arrangements – Divestitures in our 2011 Financial Report, as well as Other Products – Capsugel below.

Pfizer Website

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Form 10-K), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available on our website (www.pfizer.com), in text format and, where applicable, in interactive data file format, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Throughout this 2011 Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement for the 2012 Annual Meeting of Shareholders (2012 Proxy Statement) and the 2011 Financial Report, portions of which are filed as Exhibit 13 to this 2011 Form 10-K, and which also will be contained in Appendix A to our 2012 Proxy Statement (2011 Financial Report). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2011 Annual Report to Shareholders consists of the 2011 Financial Report and the Corporate and Shareholder Information attached to the 2012 Proxy Statement. Our 2011 Financial Report will be available on our website (www.pfizer.com) on or about February 28, 2012. Our 2012 Proxy Statement will be available on our website (www.pfizer.com) on or about March 15, 2012.

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee Charters; the Lead Independent Director Charter; and transactions in Pfizer securities by Directors and Officers; as well as Chief Executive Officer and Chief Financial Officer certifications, are available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to Matthew Lepore, Vice President and Corporate Secretary, Chief Counsel-Corporate Governance, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including our Shareholder Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

The information contained in our website does not constitute a part of this 2011 Form 10-K.

Operating Segments

We manage our operations through five operating segments—Primary Care; Specialty Care and Oncology; Established Products and Emerging Markets; Animal Health and Consumer Healthcare; and Nutrition. Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and in-process research and development (IPR&D) projects that generally have achieved proof-of-concept. Previously, we managed our operations through two operating segments—Biopharmaceutical and Diversified.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

A description of each of our five operating segments follows:

•

Primary Care operating segment—includes revenues from human pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, cardiovascular (excluding pulmonary arterial hypertension), erectile dysfunction, genitourinary, major depressive disorder, pain, respiratory and smoking cessation. Examples of products in this segment include Celebrex, Chantix/Champix, Lipitor, Lyrica, Premarin, Pristiq and Viagra. All revenues for such products are allocated to the Primary Care business unit, except those generated in emerging markets and those that are managed by the Established Products business unit.

Through the end of 2011, sales of Lipitor in the U.S. are reported in our Primary Care business unit. Beginning in 2012, sales of Lipitor in the U.S. will be reported in our Established Products business unit.

•	Specialty Care and Oncology operating segment—comprises the Specialty Care business unit and the Oncology business unit.

¡

Specialty Care—includes revenues from most human pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, multiple sclerosis, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this business unit include BeneFIX, Enbrel, Genotropin, Geodon, the Prevnar/Prevenar franchise, Rebif, ReFacto AF, Revatio, Xalatan, Xyntha and Zyvox. All revenues for such products are allocated to the Specialty Care business unit, except those generated in emerging markets and those that are managed by the Established Products business unit.

¡

Oncology—includes revenues from human prescription pharmaceutical products addressing oncology and oncology-related illnesses. Examples of products in this business unit include Aromasin, Sutent, Torisel and Xalkori. All revenues for such products are allocated to the Oncology business unit, except those generated in emerging markets and those that are managed by the Established Products business unit.

•	Established Products and Emerging Markets operating segment—comprises the Established Products business unit and the Emerging Markets business unit.

¡

Established Products—generally includes revenues from human prescription pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this business unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. In certain situations, products may be transferred to this business unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This business unit also excludes revenues generated in emerging markets. Examples of products in this business unit include Arthrotec, Effexor, Medrol, Norvasc, Protonix, Relpax and Zosyn/Tazocin.

¡

Emerging Markets––includes revenues from all human prescription pharmaceutical products sold in emerging markets, including Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

•	Animal Health and Consumer Healthcare operating segment—comprises the Animal Health business unit and the Consumer Healthcare business unit.

¡	Animal Health––includes worldwide revenues from products and services to prevent and treat disease in livestock and companion animals, including vaccines, parasiticides and anti-infectives.

¡

Consumer Healthcare––generally includes worldwide revenues from non-prescription products in the following therapeutic categories: dietary supplements, pain management, respiratory and personal care. Products marketed by Consumer Healthcare include Advil, Caltrate, Centrum, ChapStick, Preparation H and Robitussin.

•

Nutrition operating segment––generally includes revenues from a full line of infant and toddler nutritional products sold outside the U.S. and Canada. Examples of products in this segment include the S-26 and SMA product lines, as well as formula for infants with special nutritional needs.

For a further discussion of our operating segments, including certain costs that are not allocated to our operating segment results, as well as comparative segment information for 2011, 2010 and 2009, see the Notes to Consolidated Financial Statements – Note 18. Segment, Geographic and Other Revenue Information – Segment

Information, including the tables therein captioned Selected Income Statement Information, Geographic Information and Significant Product Revenues in our 2011 Financial Report and the table captioned Revenues by Segment and Geographic Area in the MD&A in our 2011 Financial Report. The information from those tables in our 2011 Financial Report is incorporated by reference into this 2011 Form 10-K.

Our businesses are heavily regulated in most of the countries in which we operate. In the U.S., the principal authority regulating our operations is the U.S. Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer and our research quality, manufacturing processes, product promotion, advertising and product labeling. Similar regulations exist in most other countries, and in many countries the government also regulates our prices. See Government Regulation and Price Constraints below.

Biopharmaceutical Products

Revenues from biopharmaceutical products contributed approximately 86% of our total revenues in 2011, 87% of our total revenues in 2010 and 92% of our total revenues in 2009.

We recorded direct product sales of more than $1 billion for each of 12 biopharmaceutical products in 2011, each of 15 biopharmaceutical products in 2010 and each of nine legacy Pfizer biopharmaceutical products in 2009. These products represented 56% of our revenues from biopharmaceutical products in 2011, 60% of our revenues from biopharmaceutical products in 2010, and 56% of our revenues from biopharmaceutical products in 2009. See Item 1A. Risk Factors – Dependence on Key In-Line Products below.

Worldwide revenues from biopharmaceutical products in 2011 were $57.7 billion, a decrease of 1% compared to 2010, primarily due to the decrease of $4.7 billion in operational revenues from Lipitor, Effexor, Protonix, Xalatan, Caduet, Vfend, Aromasin and Zosyn, and lower Alliance revenues for Aricept, all due to loss of exclusivity in certain markets, and a reduction in revenues of $359 million due to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (commonly referred to as the Affordable Care Act, or ACA). This decrease was partially offset by the solid performance of Lyrica, the Prevnar/Prevenar franchise and Enbrel, the inclusion of operational revenues from legacy King products of approximately $950 million, which favorably impacted biopharmaceutical revenues by 2%, and the favorable impact of foreign exchange of $1.7 billion, or 3%.

Geographically, in the U.S., revenues from biopharmaceutical products decreased 9% in 2011, compared to 2010, reflecting lower revenues from Lipitor, Protonix, Effexor, Zosyn, Xalatan, Vfend, Caduet and Aromasin, all due to loss of exclusivity, lower Alliance revenues due to loss of exclusivity of Aricept 5mg and 10mg tablets in November 2010 and lower revenues from Detrol/Detrol LA, as well as the reduction in revenues of $359 million in 2011 due to the ACA. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and the addition of U.S. revenues from legacy King products of approximately $904 million in 2011.

For additional information regarding the impact of the ACA on our revenues, see the Overview of our Performance, Operating Environment, Strategy and Outlook – Our Operating Environment – U.S. Healthcare Legislation section of the MD&A in our 2011 Financial Report.

In our international markets, revenues from biopharmaceutical products increased 5% in 2011, compared to 2010, reflecting the favorable impact of foreign exchange of 6% in 2011, partially offset by a net operational decrease. Operationally, revenues were favorably impacted by increases in the Prevenar franchise, Lyrica, Enbrel, Celebrex and Alliance revenues and unfavorably impacted by declines in Lipitor, Effexor, Norvasc and Xalatan/Xalacom. International revenues from legacy King products were not significant to our international revenues in 2011. During 2011, international revenues from biopharmaceutical products represented 59% of total revenues from biopharmaceutical products, compared to 56% in 2010.

For additional information, see the Analysis of the Consolidated Statements of Income – Biopharmaceutical Revenues section of the MD&A in our 2011 Financial Report.

Biopharmaceutical—Selected Product Descriptions:

•

Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, lost U.S. exclusivity on November 30, 2011, and faces generic competition in the U.S. Lipitor lost exclusivity in Australia in February 2012; in Japan in 2011; and in Brazil, Canada, Spain and Mexico in 2010; and it has lost exclusivity in nearly all emerging market countries. We do not expect that Lipitor revenues in emerging markets will be materially impacted over the next several years by the loss of exclusivity. Lipitor will have lost exclusivity in the majority of European markets by May 2012. See Patents and Intellectual Property Rights below for further information on Lipitor.

•

Lyrica is indicated for the management of post-herpetic neuralgia, neuropathic pain associated with diabetic peripheral neuropathy, the management of fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain (peripheral and central), adjunctive treatment of epilepsy and general anxiety disorder in certain countries outside the U.S.

•

Prevnar 13/Prevenar 13 is our 13-valent pneumococcal conjugate vaccine for the prevention of various syndromes of pneumococcal disease in infants and young children and in adults 50 years of age and older. Prevnar 13/Prevenar 13 for use in infants and young children has been launched in the U.S. for the prevention of invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13 and otitis media caused by the seven serotypes in Prevnar, and in the European Union (EU) and many other international markets for the prevention of invasive pneumococcal disease, otitis media and pneumococcal pneumonia caused by the vaccine serotypes. The launch of the Prevnar 13/Prevenar 13 pediatric indication has reduced our Prevnar/Prevenar (7-valent) revenues (see discussion below), and we expect this trend to continue. In addition, in 2011, we received approval of Prevnar 13/Prevenar 13 for use in adults 50 years of age and older in the U.S. for the prevention of pneumococcal pneumonia and invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13, and in the EU for the prevention of invasive pneumococcal disease caused by the vaccine serotypes. Prevenar 13 for use in adults 50 years of age and older also has been approved in many other international markets. We expect to commence commercial launches for the adult indication in 2012.

We currently are conducting the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA) to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. CAPiTA is an efficacy trial involving subjects 65 years of age and older that is designed to evaluate whether Prevnar 13 is effective in preventing the first episode of community-acquired pneumonia caused by the serotypes contained in the vaccine. We estimate that this event-driven trial will be completed in 2013. At its regular meeting held on February 22, 2012, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. We expect that the rate of uptake for the use of Prevnar 13 in adults 50 years of age and older will be impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 by that population.

•

Enbrel is our treatment for moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine. Under our co-promotion agreement with Amgen Inc. (Amgen), we and Amgen co-promote Enbrel in the U.S. and Canada and share in the profits from Enbrel sales in those countries, which we include in Alliance revenues. Our co-promotion agreement with Amgen will expire in October 2013, and, subject to the terms of the agreement, we are entitled to a royalty stream for 36 months thereafter, which we expect will be significantly less than our current share of Enbrel profits from U.S. and Canadian sales. Following the end of the royalty period, we will not be entitled to any further revenues from Enbrel sales in the U.S. and Canada. Our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement with Amgen.

•

Celebrex is for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S. and certain markets in the EU. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

•

Viagra remains the leading treatment for erectile dysfunction and one of the world’s most recognized pharmaceutical brands after more than a decade. Viagra began facing generic competition in certain markets, including Spain and Finland, in December 2009.

•	Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets in 2007 and in Canada in 2009.

•	Zyvox is the world’s best selling agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus.

•

Xalabrands consists of Xalatan, a prostaglandin, which is a branded agent used to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination of prostaglandin (Xalatan) and beta blocker (timolol), available outside the U.S. Xalatan lost exclusivity in the U.S. in March 2011. Xalatan and Xalacom lost exclusivity in 15 major European markets in January 2012.

•

Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC) and gastrointestinal stromal tumors (GIST) after disease progression on, or intolerance to, imatinib mesylate. In May 2011, the FDA approved Sutent for the treatment of progressive, well-differentiated pancreatic neuroendocrine tumors (pNET) in patients with unresectable locally advanced or metastatic disease. In the U.S., Sutent is the most prescribed oral mRCC therapy, and more than 100,000 patients have been treated with Sutent worldwide.

•

Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon/Zeldox is expected to lose exclusivity in the U.S. in March 2012.

•	Our Premarin family of products remains the leading therapy to help women address moderate to severe menopausal symptoms.

•

Genotropin, one of the world’s leading human growth hormones, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices and patient support programs.

•

Detrol/Detrol LA, a muscarinic receptor antagonist, is one of the most prescribed branded medicines worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol immediate release (Detrol IR) will lose exclusivity in the U.S. in September 2012.

•	Vfend is a broad-spectrum agent for treating yeast and molds. Vfend tablets lost exclusivity in the U.S. in February 2011.

•

Chantix/Champix is an aid to smoking-cessation treatment in adults 18 years of age and older. We are continuing our educational and promotional efforts, which are focused on addressing the significant health consequences of smoking, highlighting the Chantix benefit-risk proposition and emphasizing the importance of the physician-patient dialogue in helping patients quit smoking.

In July 2011, the U.S. prescribing information was revised to include clinical data showing that Chantix is an effective aid to smoking-cessation treatment for smokers with stable cardiovascular disease (CVD) and mild-to-moderate chronic obstructive pulmonary disease (COPD). The revised label also includes a warning/precaution advising smokers with CVD to inform their physician of any new or worsening symptoms of cardiovascular disease, and to seek emergency medical help if they experience any symptoms of a heart attack. This safety information was added at the FDA’s request following an observation of a small numeric increase in certain cardiovascular events in patients treated with Chantix versus those taking a placebo in a study of 700 smokers with stable cardiovascular disease. Approval of the EU labeling, revised at the European Medicines Agency’s (EMA’s) request to include a similar cardiovascular-related warning/precaution, was received in late December 2011, with regulators reaffirming the positive benefit/risk profile of the medication. Approval of the Japan labeling, which includes a similar precaution, occurred in late October 2011. In December 2011, Pfizer received a positive opinion from the EMA’s Committee for Medical Products for Human Use for changes to the Champix EU label regarding schizophrenia data.

•

BeneFIX and ReFacto AF/Xyntha are hemophilia products using state of the art manufacturing that assist patients with a lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery.

•

Effexor is an antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. Effexor and Effexor XR, an extended-release formulation, face generic competition in most markets, including the U.S., where Effexor XR lost exclusivity on July 1, 2010. This generic competition has had a significant adverse impact on our revenues for Effexor and Effexor XR.

•	Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic global competition. U.S. exclusivity was lost in September 2009.

•

Pristiq is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms associated with menopause in Thailand, Mexico, the Philippines and Ecuador.

•	Caduet is a single pill therapy combining Lipitor and Norvasc for the prevention of cardiovascular events. Caduet lost U.S. exclusivity on November 30, 2011 and faces generic competition.

•	Revatio is for the treatment of pulmonary arterial hypertension. In the U.S., Revatio tablet will lose exclusivity in September 2012, and Revatio IV injection will lose exclusivity in May 2013.

•

Prevnar/Prevenar (7-valent) is our 7-valent pneumococcal conjugate vaccine for preventing invasive, and, in certain international markets, non-invasive pneumococcal disease in infants and young children. Many markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar 13/Prevenar 13 (see discussion above).

•

Aricept, discovered and developed by Eisai Co., Ltd. (Eisai), is the most commonly dispensed medicine to treat symptoms of Alzheimer’s disease. We co-promote Aricept with Eisai in the U.S. and several other countries and have an exclusive license to sell Aricept in certain other countries. Revenues associated with this co-promotion are included in Alliance revenues. We lost exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013. Aricept lost exclusivity in many of the major European markets in February 2012, and our Established Products business unit is introducing a second brand of donepezil HCl (the active ingredient in Aricept) in Europe. Aricept will have exclusivity in Canada until December 2013, and our rights to Aricept in Japan will return to Eisai in December 2012.

•

Spiriva is indicated in the U.S. for the long-term, once-daily, maintenance treatment of bronchospasm associated with COPD, including chronic bronchitis and emphysema, and for reducing COPD exacerbations. We co-promote Spiriva with Boehringer Ingelheim (BI) in the U.S. and selected countries on a worldwide basis. Revenues associated with this co-promotion are included in Alliance revenues. Our collaboration with BI for Spiriva will expire on a country-by-country basis between 2012 and 2016. As a result, we expect to experience a graduated decline in revenues from Spiriva during that period. Our collaboration with BI for Spiriva will expire in the EU from 2012 and 2016, in 2014 in the U.S. and Japan, and by 2016 in all other countries where the collaboration exists.

•

Xalkori, the first-ever therapy targeting anaplastic lymphoma kinase (ALK), for the treatment of patients with locally advanced or metastatic non-small cell lung cancer that is ALK-positive as detected by an FDA-approved test, was approved by the FDA in August 2011.

•	Inlyta was approved by the FDA in January 2012 for the treatment of patients with advanced renal cell carcinoma after failure of one prior systemic therapy.

Embeda – On February 23, 2011, we stopped distribution of our Embeda product due to failed specification tolerances related to naltrexone degradation identified in post-manufacturing testing. On March 10, 2011, we initiated a voluntary recall to wholesale and retail customers of all Embeda products. We are committed to returning this important product to the market as quickly as possible, once the stability issue is resolved.

Other Products

Animal Health

Our Animal Health business unit is the largest animal health business in the world. We discover, develop and sell products for the prevention and treatment of diseases in livestock and companion animals. Revenues from Animal Health products were approximately $4.2 billion in 2011, an increase of 17% compared to 2010, reflecting higher operational revenues of 14% and the favorable impact of foreign exchange of 3%. Operational revenues from Animal Health products were favorably impacted by approximately $329 million, or 9%, due to the addition of revenues from legacy King animal health products. Legacy Pfizer products grew 7% primarily driven by improving market conditions and resulting increased demand for products across the livestock business, as well as deeper market penetration in emerging markets. This was partially offset by the adverse impact of required product divestitures in 2010 related to the acquisition of Wyeth.

We market vaccines, anti-infectives, anti-inflammatories, antiemetics and parasiticides, including the following products:

•	Startect is a novel dual-active parasiticide that delivers a broad spectrum control of parasitic worm infestation in sheep.

•	Improvac/Improvest is a novel gonadotropin releasing factor (GnRF) product for swine that prevents boar taint.

•	Fostera PCV is a vaccine that protects pigs against porcine circovirus.

•	Palladia is a treatment of mast cell tumors, a common form of cancer that affects dogs; it works by killing tumor cells and by cutting off the blood supply to the tumor.

•	Convenia is an anti-infective for dogs and cats that delivers an assured full course of therapy from a single injection.

•	Cerenia is a selective NK-1 receptor antagonist for the treatment and prevention of vomiting in dogs and for the prevention of motion sickness.

•	Revolution/Stronghold is a topically administered parasiticide for dogs and cats that controls a number of different parasites such as fleas and heartworm.

•	Rimadyl relieves pain and inflammation associated with canine osteoarthritis and soft tissue orthopedic surgery.

•	Draxxin is an effective and convenient single dose anti-infective used to treat infections in cattle and swine.

•	Excede is an effective and convenient single-dose anti-infective used to treat infections in cattle and swine. Excede offers a convenient two-dose regimen for horses.

•	Zulvac is a vaccine that protects cattle and sheep against bluetongue disease.

•	Bopriva is a novel GnRF vaccine which temporarily reduces undesirable bull behaviors such as fighting.

The Company is exploring strategic alternatives for Animal Health, which may include, among other things, a full or partial separation from Pfizer through a spin-off, sale or other transaction. See General above.

Consumer Healthcare

Our Consumer Healthcare business unit is the fifth-largest over-the-counter healthcare products business in the world and sells two of the ten largest selling over-the-counter healthcare brands (Centrum and Advil) in the world. Consumer Healthcare revenues totaled $3.1 billion for 2011, an increase of 10% compared to 2010, reflecting higher operational revenues of 8% and the favorable impact of foreign exchange of 2%. The operational revenue increase in 2011 was primarily driven by increased sales of core brands including Advil, Caltrate and Robitussin, as well as the temporary voluntary withdrawal of Centrum in Europe in the third quarter of 2010. The Consumer Healthcare business unit holds strong positions in various geographic markets, with its highest revenue volume in the U.S., Canada, China, Germany, Italy, Brazil and Australia.

Major categories and product lines include:

•

Dietary Supplements: Centrum brands (including Centrum, Centrum Silver, Centrum Men’s and Women’s, Centrum Performance, Centrum Specialists, Centrum Cardio, and Centrum Kids), Caltrate, and ProNutrient brands (including Probiotic, Omega-3, and Fruit and Veggie);

•	Pain Management: Advil brands (including Advil, Advil PM, Advil Liqui-Gels, Children’s Advil, Infant’s Advil, and Advil Migraine), and ThermaCare;

•	Respiratory: Robitussin, Advil Cold & Sinus, Advil Congestion Relief, and Dimetapp;

•	Personal Care: ChapStick and Preparation H.

In December 2011 (which falls in the first fiscal quarter of 2012 for our international operations), we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S, a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe.

Nutrition

Pfizer Nutrition is a leader in infant nutritionals in the markets in which we operate. We have a targeted geographic presence in key markets throughout Asia, the Middle East, Europe and Latin America. Our largest markets include China, the Philippines, the U.K., Mexico and Australia, and more than 80% of our revenues are in emerging markets. Since it became part of Pfizer in 2009, the Nutrition business has grown in new and existing markets through innovation and developing and launching a number of new products. Nutrition’s revenues totaled $2.1 billion in 2011, an increase of 15% compared to 2010, reflecting higher operational revenues of 11% and the favorable impact of foreign exchange of 4%. The operational revenue increase was primarily due to increased demand for premium products, launches of new products and strength in China and the Middle East.

Nutrition products include infant milk formula brands for newborns and toddlers: our Gold line includes brands S-26 and/or SMA (brand names vary slightly from country to country), and in 2011 we launched our super-premium Illuma brand. We also commercialize specialty formulas such as S-26 Gold Hypoallergenic, S-26 Gold Anti-Regurgitation, S-26 Gold Lactose-Free, and S-26 Picky Eater.

The Company is exploring strategic alternatives for Nutrition, which may include, among other things, a full or partial separation from Pfizer through a spin-off, sale or other transaction. See General above.

For additional information regarding the revenues of our Animal Health, Consumer Healthcare and Nutrition business units, see the Analysis of the Consolidated Statements of Income – Other Product Revenues section of the MD&A in our 2011 Financial Report.

Capsugel

On August 1, 2011, we sold our Capsugel business for approximately $2.4 billion in cash. Results of Capsugel, as well as the gain on its sale, are reflected in discontinued operations through the date of sale. Capsugel was a business that had a diverse product line of hard gelatin capsules, and liquid, softgel, non-animal, and fish gelatin capsules, all for use in pharmaceutical and dietary supplement dosage delivery. For additional information, see the Notes to Consolidated Financial Statements – Note 2D. Acquisitions, Divestitures, Collaborative Arrangements and Equity Method Arrangements – Divestitures in our 2011 Financial Report.

Research and Development

Innovation by our research and development operations is very important to our success. As a result, and also because we are predominantly a human health company, the vast majority of our research and development spending is associated with human health products, compounds and activities. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. We spent $9.1 billion in 2011, $9.4 billion in 2010 and $7.8 billion in 2009 on research and development.

Biopharmaceutical R&D

We conduct research internally and also through contracts with third parties, through collaborations with universities and biotechnology companies and in cooperation with other pharmaceutical firms. We also seek out promising compounds and innovative technologies developed by third parties to incorporate into our discovery and development processes or projects, as well as our product lines, through collaborations, alliance and license agreements, acquisitions and other arrangements.

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

As of year-end 2011, we had 262 projects in research and development, ranging from discovery through registration, of which 95 programs are in Phase 1 through registration, with the remainder of the projects in pre-clinical development. At year-end 2011, our Phase III portfolio contained 22 programs. Development of a single compound is often pursued as part of multiple different programs. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering clinical development phases are the foundation for future products.

In addition to discovering and developing new products, our research operations seek to add value to our existing products by improving their effectiveness and by discovering new uses or indications for them.

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Analysis of the Consolidated Statements of Income – Product Developments – Biopharmaceutical section of the MD&A in our 2011 Financial Report. That information is incorporated by reference.

Our competitors also devote substantial funds and resources to research and development. We also compete against numerous small biotechnology companies in developing potential drug candidates. The extent to which our competitors are successful in their research could result in erosion of the sales of our existing products and products in development, as well as unanticipated product obsolescence.

We continue to closely evaluate our global research and development function and pursue strategies to improve innovation and overall productivity by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles, and focusing on areas with the highest potential to deliver value in the near term and over time. To that end, our research primarily focuses on five high-priority areas that have a mix of small and large molecules – immunology and inflammation; oncology; cardiovascular, metabolic and endocrine diseases; neuroscience and pain; and vaccines. In addition to reducing the number of disease areas of focus, we are realigning and reducing our research and development footprint, and outsourcing certain functions that do not drive competitive advantage for Pfizer. As a result of these actions, we expect significant reductions in our annual research and development expenses, which are reflected in our 2012 financial guidance, and we expect to incur significant costs, which are also reflected in our 2012 financial guidance. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook – Our Strategy and – Our Financial Guidance for 2012 and Costs and Expenses – Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives sections of the MD&A in our 2011 Financial Report.

For additional information regarding our R&D operations, see the Analysis of the Consolidated Statements of Income – Research and Development Operations section of the MD&A in our 2011 Financial Report.

International Operations

We have significant operations outside the United States. They are managed through the same segments as our U.S. operations, with our operations in emerging markets for human pharmaceutical products managed through the Established Products and Emerging Markets segment.

Revenues from operations outside the U.S. of $40.5 billion accounted for 60% of our total revenues in 2011. Revenues exceeded $500 million in each of 18 countries outside the U.S. in 2011. The U.S. is our largest national market, comprising 40% of total revenues in 2011, 43% of total revenues in 2010 and 44% of total revenues in 2009. Japan is our second-largest national market, with 9% of total revenues in 2011, 7.5% of total revenues in 2010 and 8.7% of total revenues in 2009.

For a geographic breakdown of revenues and changes in revenues, see the table captioned Geographic Information, in the Notes to Consolidated Financial Statements – Note 18. Segment, Geographic and Other Revenue Information in our 2011 Financial Report, and the table captioned Revenues by Segment and Geographic Area in the MD&A in our 2011 Financial Report. Those tables are incorporated by reference.

Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. Our international businesses are also subject to government-imposed constraints, including laws and regulations on pricing, reimbursement, and access to our products. See Government Regulation and Price Constraints below for a discussion of these matters.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2011, both revenues and net income were favorably impacted by foreign exchange in general, as foreign currency movements relative to the U.S. dollar increased our revenues and net income in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments, depending upon market conditions. See the discussions in the Notes to Consolidated Financial Statements – Note 7E. Financial Instruments – Derivative Financial Instruments and Hedging Activities in our 2011 Financial Report.

Marketing

In our global biopharmaceutical businesses, we promote our products to healthcare providers and patients. Through our marketing organizations, we explain the approved uses, benefits and risks of our products to healthcare providers, such as doctors, nurse practitioners, physician assistants, pharmacists, hospitals, Pharmacy Benefit Managers (PBMs), Managed Care Organizations (MCOs), employers and government agencies. We also market directly to consumers in the U.S. through direct-to-consumer advertising that communicates the approved uses, benefits and risks of our products while motivating people to have meaningful conversations with their doctors. In addition, we sponsor general advertising to educate the public on disease awareness, prevention and wellness, important public health issues, and our patient assistance programs.

Our biopharmaceutical businesses include five human health, customer-focused business units: Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets. Our Specialty Care customer-focused business unit includes vaccines. We operate in customer-focused business units within our biopharmaceutical businesses to better meet the diverse needs of physicians, patients and our customers while maximizing value for our company and our shareholders.

Our U.S. Primary Care operations are structured into regional units in order to create a more flexible organization empowered to identify and address local market dynamics and customer needs. Our structure aligns the sales, marketing, and medical functions to work closely to meet the needs of key customer groups while ensuring common coordination, focus and accountability across the organizations.

Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies, and in the case of Prevnar 13, directly to individual provider offices in the U.S. We seek to gain access to healthcare authority, PBM and MCO formularies (lists of recommended, approved, and/or reimbursed medicines and other products). We also work with MCOs, PBMs, employers and other appropriate healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines.

During 2011, Pfizer revenues from our three largest biopharmaceutical wholesalers were as follows:

•	McKesson, Inc.—13% of our total revenues (and 30% of our total U.S. revenues);

•	Cardinal Health, Inc.—10% of our total revenues (and 26% of our total U.S. revenues); and

•	AmerisourceBergen Corporation—9% of our total revenues (and 21% of our total U.S. revenues).

Sales to these wholesalers were concentrated in the biopharmaceutical businesses. Apart from these instances, none of our operating segments is dependent on any one customer or group of related customers.

Each of our global Animal Health, Consumer Healthcare and Nutrition business units utilizes its own sales and marketing organizations to promote its products, and each occasionally uses distributors in smaller markets.

Our Animal Health business unit’s advertising and promotions are generally targeted to veterinary healthcare professionals. Animal Health products are sold directly to veterinarians and livestock producers, as well as through distributors and retail outlets.

Our Consumer Healthcare business unit’s advertising and promotions are generally disseminated to consumers through television, print, digital and other media advertising, as well as through in-store promotion. Consumer Healthcare products are sold through a wide variety of channels, including distributors, pharmacies, retail chains and grocery and convenience stores.

Our Nutrition business unit fully supports and adheres to the World Health Organization Code and national codes on the marketing of breast milk substitutes. Pfizer Nutrition encourages breastfeeding as the best nutrition for infants and provides important products for infants who are not exclusively breastfed. Advertising and promotion of our Nutrition products adhere to the aim and principles of the World Health Organization Code as a minimum standard, consistent with national legislation. Consequently, we do not advertise breast milk substitutes, but rather products intended for older children and adults, where permitted. Such activities are aimed at healthcare professionals and consumers through media advertising (print, television, Internet). Our Nutrition products are available to consumers in a wide variety of channels, including pharmacies, hospitals and food retailers (supermarkets, grocery stores and convenience stores).

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

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Further, patent term extension may be available in many major countries to compensate for a regulatory delay in approval of the product.

In the aggregate, our patent and related rights are of material importance to our businesses in the U.S. and most other countries. Based on current product sales, and considering the vigorous competition with products sold by others, the patent rights we consider most significant in relation to our business as a whole, together with the year in which the U.S. basic product patent expires (including, where applicable, the additional six-month pediatric exclusivity period and/or the granted patent term extension), are those for the drugs set forth in the table below. The basic patents for these products in other large markets may expire in the same, earlier or later years.

Drug	U.S. Basic Product Patent Expiration Year (1)
Geodon	2012
Viagra	2012
Detrol	2012
Celebrex	2014
Zyvox	2015
Lyrica	2018
Chantix	2020
Sutent	2021
Xalkori	2029

(1) With respect to the products in the table above, the corresponding European and Japanese patent expiration dates are generally within one year before or after the U.S. dates indicated, except as follows:

•

With respect to Japan, the patent expiration year for Celebrex is 2019, for Zyvox is 2019, for Lyrica is 2022, for Champix is 2022, for Sutent is 2024 and for Xalkori (not currently approved) is 2025. For Detrol, post-marketing surveillance in Japan extends until 2014.

•	With respect to major European markets, the patent expiration year for Xalkori (not currently approved) is 2025. For Lyrica, regulatory exclusivity in Europe extends until 2014.

In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions, to methods of manufacturing, or to use of the drug in the treatment of particular diseases or conditions. For example, in addition to the basic product patent covering Viagra, it is also covered by a U.S. method of treatment patent which, including the six-month pediatric exclusivity period associated with Revatio, which has the same active ingredient as Viagra, expires in 2020. However, in some cases, such patents may not protect our drug from generic competition after the expiration of the basic patent.

We co-promote Aricept with Eisai, Enbrel with Amgen and Spiriva with BI. See Biopharmaceutical Products – Biopharmaceutical – Selected Product Descriptions for a further discussion.

We lost exclusivity for Lipitor in the U.S. on November 30, 2011. Pfizer announced in June 2008 that we entered into an agreement providing a license to Ranbaxy to sell generic versions of Lipitor and Caduet in the U.S effective November 30, 2011. In addition, the agreement provides a license for Ranbaxy to sell a generic version of Lipitor beginning on varying dates in several additional countries. (See the Notes to Consolidated Financial Statements – Note 17. Commitments and Contingencies for a discussion of certain litigation relating to this agreement.) We also granted Watson Pharmaceuticals, Inc. (Watson) the exclusive right to sell the authorized generic version of Lipitor in the U.S. for a period of five years, which commenced on November 30, 2011. As Watson’s exclusive supplier, we manufacture and sell generic atorvastatin tablets to Watson. We expect the entry of multi-source generic competition in the U.S., with attendant increased competitive pressures, following the end of Ranbaxy’s 180-day generic exclusivity period in late May 2012. In markets outside the U.S., Lipitor has lost exclusivity in certain countries and will lose exclusivity at various times in other countries. In Europe, although the Lipitor compound patent expired in November 2011, we have obtained pediatric extensions in the EU. Accordingly, exclusivity in the majority of the major European markets has been extended for six months to May 2012. See the Notes to Consolidated Financial Statements – Note 17. Commitments and Contingencies in our 2011 Financial Report regarding pending legal challenges to our Lipitor patents.

Xalatan lost exclusivity in the U.S. in March 2011. Xalatan and Xalacom lost exclusivity in 15 major European markets in January 2012.

Effexor/Effexor XR, Zosyn, Protonix, Xalatan, Norvasc and Vfend tablets are examples of other Pfizer products that currently face generic competition in the U.S.

Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Lipitor, Viagra, Detrol/Detrol LA, Lyrica, Tygacil, Sutent, Rapamune, Zyvox, Avinza, EpiPen, Torisel and Embeda. Wyeth, and a subsidiary of Wyeth, are defendants in a lawsuit alleging that their ReFacto AF and Xyntha products infringe the patents of another company.

We also have other patent rights covering additional products that have lesser revenues than most of the products set forth in the table above. Of these, we also lost exclusivity in the U.S. for Caduet in 2011 and in the U.S. and the EU for Aromasin in 2011.

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

Our biotechnology products, including Enbrel and the Prevnar family, may face competition from biosimilars (also referred to as “follow-on biologics”). Such biosimilars would reference biotechnology products already approved under the U.S. Public Health Service Act. Abbreviated legal pathways for the approval of biosimilars exist in certain international markets and since the passage of the ACA, a framework for such approval exists in the U.S. See Government Regulation and Price Constraints – Biosimilars below. Specifically, the ACA provided innovator biologics with 12 years of exclusivity, with a potential six-month pediatric extension. After the exclusivity period expires, the FDA could approve biosimilar versions of innovator biologics. The regulatory implementation of these provisions is ongoing and expected to take several years. However, the FDA has begun to clarify its expectations for approval via the biosimilar pathway with the recent issuance of three draft guidance documents. Among other things, these draft guidance documents confirm that the FDA will allow biosimilar applicants to use a non-U.S. licensed comparator in certain studies to support a demonstration of biosimilarity to a U.S.-licensed reference product. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressures. Concomitantly, a better-defined biosimilars approval pathway will assist us in pursuing approval of our own biosimilar products in the U.S. See Item 1A. Risk Factors – Biotechnology Products below.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years, and in Japan, the regulatory authority has granted marketing authorizations for certain biosimilars, including somatropin (the recombinant human growth hormone in our Genotropin product) pursuant to a guideline for biosimilar approvals issued in 2009. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure, and price reductions could follow. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant exclusivity period has expired.

We may face litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue. Likewise, as we enter the biosimilars area and seek to launch products, patents may be asserted against us.

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

Our acquisition of Wyeth in October 2009 created a broader, more diverse portfolio and pipeline with industry-leading positions in potential high-growth areas, further strengthened by new capabilities in biotechnology and vaccines. The addition of Wyeth not only strengthened our presence in the United States and Europe, but also enhances our abilities to provide emerging markets in Asia, Latin America, Africa, the Middle East and Eastern Europe/Russia with high-quality, innovative medicines.

Our competitors include other worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug and consumer healthcare manufacturers. We compete with other companies that manufacture and sell products that treat similar diseases or indications as our major products.

Such competition affects our core product business, which is focused on applying innovative science to discover and market products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development, as well as our business development transactions over the past decade, resulting in a strong product pipeline. Our investment in research does not stop with drug approval; we continue to invest in further understanding the value of our products for the conditions they treat, as well as potential new applications. We seek to protect the health and well-being of patients by striving to ensure that medically sound knowledge of the benefits and risks of our medicines is understood and communicated to patients, physicians and global health authorities. We also continue to enhance the organizational effectiveness of all of our biopharmaceutical functions, including coordinating support for our salespersons’ efforts to accurately and ethically launch and promote our products to our customers.

Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We continue to take measures to evaluate, adapt and improve our organization and business practices to better meet customer and public needs. For instance, our U.S. Primary Care operations are structured into regional units in order to create a more flexible organization empowered to identify and address local market dynamics and customer needs. We have taken an industry-leading role in evolving our approaches to U.S. direct-to-consumer advertising, interactions with, and payments to, healthcare professionals and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through support for better healthcare solutions.

While our Animal Health business unit is the leading animal health company with market positions throughout the world, many other companies offer competing products. Altogether, there are hundreds of producers of animal health products throughout the world. The principal methods of competition vary somewhat depending on the particular product. They include product innovation, quality, price, service and effective promotion to veterinary professionals and livestock producers.

Our Consumer Healthcare business unit faces competition from over-the-counter business units in other major pharmaceutical and consumer packaged goods companies, as well as retailers who carry their own private label brands. Our competitive position is affected by several factors, including the amount and effectiveness of our and our competitors’ promotional resources; customer acceptance; product quality; our and our competitors’ introduction of new products, ingredients, claims, dosage forms, or other forms of innovation; and pricing, regulatory and legislative matters (e.g., product labeling, patient access, prescription to over-the-counter switches, etc.).

Our Nutrition business unit competes with multinational companies in the pharmaceutical and food industries, as well as numerous smaller local and regional companies manufacturing infant nutrition products. Our competitive position is affected by several factors, particularly the amount of resources deployed to develop, enhance and promote products; the rapid pace of product and packaging innovation in the category, including scientific and technological advances; overall product quality; the effectiveness of our promotional efforts; and product launch campaigns. All of these factors drive brand recommendations from healthcare professionals and overall customer preference for our product brands.

Managed Care Organizations

The growth of MCOs in the U.S. has been a major factor in the competitive makeup of the healthcare marketplace. Approximately 250 million people in the U.S. now participate in some form of managed care.

Because of the size of the patient population covered by MCOs, the marketing of prescription drugs to them and the PBMs that serve many of those organizations continues to grow in importance.

MCOs can include medical insurance companies, medical plan administrators, health maintenance organizations, alliances of hospitals and physicians and other physician organizations. The purchasing power of MCOs has increased in recent years due to the growing numbers of patients enrolled in MCOs. At the same time, those organizations have been consolidating into fewer, even larger entities. This consolidation enhances both their purchasing strength and importance to us.

The growth of MCOs has increased pressure on drug prices. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. MCOs typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. Also, MCOs use their purchasing power and their ability to influence market share and volume of prescription drugs to bargain for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can reduce the need for hospitalization, professional therapy, or even surgery, such drugs can become favored first-line treatments for certain diseases.

As discussed above in Marketing, MCOs and PBMs typically develop formularies, which are selections of medicines available to members that are tiered according to co-pay amounts. Formularies are typically based on the prices and therapeutic benefits, or a combination of the two, of the available products. Due to their generally lower cost, generic medicines typically are placed in lowest cost tiers. The breadth of the products covered by formularies can vary considerably from one MCO to another and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients’ use of products listed on their formularies.

Exclusion of a product from a formulary or other MCO-implemented restriction can significantly impact drug usage in the MCO patient population. Consequently, pharmaceutical companies compete aggressively to gain access to formularies for their products. Unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, are generally beneficial to achieving access to formularies. However, lower overall cost of therapy is also an important factor. We have been generally, although not universally, successful in having our major products included on most MCO formularies.

The impact of MCOs on drug prices and volumes has increased as a result of their role in negotiating on behalf of Medicare beneficiaries in connection with the Medicare Outpatient Prescription Drug Benefit, Medicare Part D, which took effect January 1, 2006. MCOs and PBMs negotiate on behalf of the federal government as Prescription Drug Plans (PDPs). We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the Medicare PDPs in 2011.

Generic Products

One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, we can lose the major portion of sales of that product in a very short period. Several such competitors make a regular practice of challenging our product patents before their expiration. Generic competitors operate without large research and development expenses, as well as without costs of conveying medical information about products to the medical community, all of which we are required to do. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products need only demonstrate a level of availability in the body equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and often charge much less.

In addition, our patent-protected products can face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs. The substitution must be made unless the prescribing physician expressly forbids it. In the U.S., Pfizer’s Greenstone subsidiary and Pfizer Injectables sell generic versions of Pfizer’s, as well as certain competitors’, solid oral dose and sterile injectable pharmaceutical products, respectively, upon loss of exclusivity, as appropriate.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays were encountered in 2011, and none are expected in 2012. However, select materials have, from time to time, increased in price due to short-term imbalances between supply and demand. We have successfully secured the materials necessary to meet our requirements in these circumstances but generally at higher prices than those historically paid.

Government Regulation and Price Constraints

In the United States

General. Pharmaceutical companies are subject to extensive regulation by national, state and local agencies in the countries in which they do business. Of particular importance in the U.S. is the FDA. It has jurisdiction over our biopharmaceutical products and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of these products. The FDA also regulates our Consumer Healthcare and Animal Health products. The U.S. Department of Agriculture and the U.S. Environmental Protection Agency also regulate some of our products.

In addition, many of our activities are subject to the jurisdiction of various other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services (HHS), the Federal Trade Commission (FTC) (which also has the authority to regulate the advertising of consumer healthcare products, including over-the-counter drugs and dietary supplements), the Department of Justice (DOJ) and the SEC. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

We are subject to possible administrative and legal proceedings and actions by these various regulatory bodies. See the Notes to Consolidated Financial Statements – Note 17. Commitments and Contingencies in our 2011 Financial Report. Such actions may involve product recalls, seizures and other civil and criminal sanctions.

Healthcare Reform. In March 2010, the ACA was enacted in the U.S. The provisions of the ACA are effective on various dates. The principal provisions affecting the biopharmaceutical industry include:

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

•

a fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs (effective January 1, 2011, with the total fee to be paid each year by the pharmaceutical industry increasing annually through 2018).

The ACA is estimated to result in the coverage of 32 million previously uninsured individuals. Approximately half of this will occur through an expansion of the Medicaid program. Effective in 2014, individuals with incomes below 133% of the federal poverty level (FPL) will be eligible for Medicaid. The remainder will be covered with private sector coverage either through their employers or new state-based Health Insurance Exchanges. With limited exceptions, individuals who fail to purchase health insurance will pay a penalty. Individuals with incomes between 100%-400% of the FPL will be eligible for subsidies to help pay for coverage.

Expanding insurance coverage and other costs are expected to represent a relatively modest gain to overall pharmaceutical sales as the newly insured are principally young and relatively healthy. At the same time, the rebates, discounts, taxes and other costs associated with the ACA are a significant cost to the industry.

The ACA created the Independent Payment Advisory Board (IPAB), a 15-member panel appointed by the President with the advice and consent of the Senate. The IPAB is charged with developing proposals to “reduce the per capita rate of growth in Medicare spending” in the event that the actual Medicare per capita growth rate exceeds a specified target. Unless Congress acts to alter the proposals, the proposals will be automatically implemented. However, the IPAB cannot directly ration care, raise premiums, increase cost sharing, or otherwise restrict benefits or modify eligibility. If the IPAB fails to act, the Secretary of HHS is directed to prepare such proposals. The IPAB is prohibited by statute from making payment reductions to certain sectors such as hospitals and home health agencies, which increases the risk that the IPAB will propose to limit access to pharmaceutical treatments or mandate price controls for our products.

The ACA also established the Patient Centered Outcomes Research Institute (PCORI), a federally-funded, private, non-profit corporation empowered to fund and disseminate comparative effectiveness research (CER) and build infrastructure for improved outcomes analysis. PCORI has no authority to impose formulary changes directly in government-funded health programs. We expect that due to the PCORI, as well as the underlying market demand for data-driven differentiation, CER studies will have growing influence on access. Overseeing and managing the PCORI is an advisory board drawn from multiple and varied stakeholder organizations, including the pharmaceutical industry. Pfizer’s Chief Medical Officer currently serves as the industry representative on the advisory board.

The ACA specifies certain benefits and services that must be covered for health insurers to qualify to participate in the state insurance exchanges. Prescription drugs are among these essential benefits in the law. Regulators are expected to provide guidance to states on the types of benefits and services that must be covered.

In 2012, the U.S. Supreme Court is to review certain provisions of the ACA, including: (1) the constitutionality of the ACA’s individual mandate that requires most Americans to buy health insurance starting in 2014; (2) the “severability” of the individual mandate from the other provisions of the ACA, if the individual mandate is struck down; (3) the ACA’s Medicaid expansion, which would require each state to expand its program or lose all federal Medicaid funds; and (4) the applicability of a federal tax law, the Anti-Injunction Act, to the lawsuits brought on the individual mandate, which could bar review of that ACA provision until at least 2014. The Court is scheduled to hear oral arguments in late March and a decision is likely in June.

Changes in Marketing Activity Disclosure. The ACA expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the False Claims Act and the Anti-Kickback Statute to make it easier to bring suit under these statutes. The ACA also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse, and expanded use of Recovery Audit Contractors for enforcement.

Starting in 2012, pharmaceutical manufacturers will be required to record any transfers of value made to doctors and teaching hospitals and to disclose such data to HHS, with the initial disclosure to HHS due in 2013. In addition to civil penalties for failure to report transfers of value to physicians or teaching hospitals, there will be criminal penalties if a manufacturer intentionally makes false statements in such reports. Further, the increased access to such data by fraud and abuse investigators could potentially raise the risk of liability for improper payments under the False Claims Act. Pfizer already records and makes public these types of transfers and expects to be prepared to report the information in the format requested by HHS. This national payment transparency effort and industry commitment to uphold voluntary codes of conduct (the updated PhRMA Code on Interactions with Healthcare Professionals, PhRMA Guiding Principles Direct to Consumer Advertisements About Prescription Medicines, etc.) will complement existing laws and regulations to help ensure ethical collaboration and truthful product communications. These efforts are in place to help ensure responsible marketing approaches and to address concerns.

Medicare. Medicare Part D went into effect on January 1, 2006. Elderly and disabled beneficiaries have access to the Medicare drug benefit through private plans approved by the federal government. Beneficiaries with low incomes and modest assets are eligible for assistance with Medicare Part D plan premiums and cost sharing. Nationally, the share of such beneficiaries with comprehensive drug coverage increased from 59% in 2005 to over 90% in 2010. Medicare beneficiaries report high levels of satisfaction, with an overwhelming majority saying the program works well. In addition, the program costs less than originally expected.

The ACA made some important changes to the drug benefit—in particular, phasing out the coverage gap by 2020. Prior to the ACA, beneficiaries who reached a certain level of spending on prescription medications (the Medicare Part D coverage gap or “doughnut hole”) had to pay 100% of the cost of their drugs until personal out-of-pocket spending reached a level qualifying them for catastrophic coverage. The Medicare Part D Coverage Gap Discount Program uses public and private funding to relieve the financial burden facing beneficiaries who fall into this coverage gap. Beginning in 2011, branded pharmaceutical companies paid 50% of the cost of the branded drugs in the gap and the government paid 7% of the cost of the generic drugs in the gap. As a result, rather than paying 100% of the total cost of their drugs when they reach the coverage gap, enrollees paid 50% of the total cost of branded drugs and 93% of the total cost of generic drugs. In 2012, the branded discount will remain 50%, but the generic discount will increase to 14%. By 2020, enrollees will pay only 25% of the cost of their branded and generic drugs in the gap as the share covered by the government will increase.

Biosimilars. The ACA also created a framework for the approval of follow-on biologics, or biosimilars, following the expiration of 12 years of exclusivity for the innovator biologic, with a potential six-month pediatric extension. The FDA is responsible for implementation of the legislation, which will require the FDA to address such key topics as the type and extent of data needed to establish biosimilarity; the data required to achieve interchangeability compared to biosimilarity; the naming of biosimilars; the implications of having or not having unique names; the tracking and tracing of adverse events; and the acceptability of data from an ex-U.S. licensed reference product comparator to demonstrate biosimilarity and/or interchangeability. The FDA has begun to address some of these issues with its recent release of three draft guidance documents. Specifically, the FDA has clarified that biosimilar applicants may use a non-U.S. licensed comparator in certain studies to support a demonstration of biosimilarity to a U.S.-licensed reference product.

Pfizer is developing biosimilar medicines. Leveraging our expertise in biologics, and our regulatory, commercial, and manufacturing strengths, we will seek to provide high-quality, safe and effective biosimilars that provide patients and prescribers with additional treatment options and expand access by offering high-quality, more affordable alternatives for biologic medicines.

The budget proposal submitted to Congress by President Obama in February 2012 includes a provision that would reduce the base exclusivity period for a biologics product from 12 years to seven years. There is no corresponding pending bill designed to amend the ACA to alter the biologics provisions.

Medicaid and Related Matters. Federal law requires branded pharmaceutical companies to provide rebates to state Medicaid agencies. The ACA brought about major changes in the Medicaid program. Collectively, the measures (i) increased federal rebates paid by manufacturers on branded drugs within the traditional Medicaid program from 15.1% to 23.1%, and for generic drugs from 11% to 13% of Average Manufacturer Price (AMP); (ii) expanded Medicaid drug rebates to cover drugs provided through managed Medicaid plans; and (iii) changed the rebate rates for line extensions or new formulations of solid oral dosage form drugs. Post-implementation of ACA, the Centers for Medicare and Medicaid Services (CMS) withdrew its former, detailed AMP-calculation rules, and new CMS AMP guidance is still pending publication (now expected in 2012). The law also creates a federal upper limit under the Medicaid program for generic drugs at 175% of AMP. In addition, the law expanded the types of entities eligible for the “Section 340B discounts” for outpatient drugs that began in 2010.

The majority of states use preferred drug lists to restrict access to certain medicines to Medicaid beneficiaries. Restrictions exist for some Pfizer products in certain states. Access in the Medicaid managed care program is typically determined by the health plans providing coverage for Medicaid recipients contracting for the provision of services in the state. Given states’ current and potential ongoing fiscal crises, a growing number of states are considering a variety of cost-control strategies, including capitated managed care plans that typically contain cost by restricting access to certain treatments.

The ACA expands Medicaid coverage in 2014. It is expected that 16 million additional people will be enrolled in Medicaid by 2019.

We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Analysis of the Consolidated Statement of Income – Revenues – Overview section of the MD&A in our 2011 Financial Report and in the Notes to Consolidated Financial Statements – Note 1G. Significant Accounting Policies – Revenues in our 2011 Financial Report, which discussions are incorporated by reference.

PDUFA Reauthorization. The Prescription Drug User Fee Act (PDUFA) was first enacted in 1992 to provide the FDA with additional resources to speed the review of important new medicines. Prior to PDUFA, inadequate funding of the FDA drug review process led to a backlog of application reviews and lengthy review times. PDUFA revolutionized the review process for new drugs and biologics without compromising high approval standards for demonstration of product safety, quality and efficacy. PDUFA sunsets every five years and must be reauthorized by Congress. PDUFA IV will expire in September 2012. The proposed PDUFA V reauthorization is the product of months of stakeholder discussion between the FDA, industry, patient groups and consumers. The PDUFA V agreement focuses on three areas: Modernizing Regulatory Science, Review Process Enhancements, and Strengthening Post-Market Safety Surveillance, with the goal of supporting agency scientific capabilities and improving process efficiencies. Pfizer supports the PDUFA V reauthorization in order to foster an innovation-supportive regulatory environment and to ensure that the FDA is properly equipped to evaluate important new medicines in a timely and predictable fashion.

Importation of Drugs. There continue to be legislative proposals to amend U.S. law to allow the importation into the U.S. of prescription drugs from outside the U.S., which can be sold at prices that are regulated by the governments of various foreign countries. In addition to well-documented safety concerns, such as the increased risk of counterfeit products entering the supply chain, such importation could impact pharmaceutical prices in the U.S. While the 2003 Medicare Modernization Act (2003 MMA) maintains a prohibition on such imports, it would allow importation from Canada if the Secretary of HHS certifies that such importation is safe and would result in savings to consumers. Before the 2003 MMA, federal law would have permitted importation of medicines into the U.S. from a considerably larger group of developed countries, provided the Secretary of HHS made the same safety and cost-savings certifications. As part of the debate on the ACA, two Senate proposals that would have restored the broader number of countries from which importation would be permissible were introduced but were ultimately defeated.

The Secretaries of HHS in the Clinton, George W. Bush, and Obama administrations have all declined to certify that importation of medicines is safe and saves money. If the Secretary of HHS changes its position, an increase in cross-border trade in medicines subject to foreign price controls in other countries could occur, which could have a material adverse effect on our results of operations.

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

Budget Control Act of 2011. In August 2011, the federal Budget Control Act of 2011 (the Act) was enacted in the U.S. The Act includes provisions to raise the U.S. Treasury Department’s borrowing limit, known as the debt ceiling, and provisions to reduce the federal deficit by $2.4 trillion between 2012 and 2021. Deficit-reduction targets include $900 billion of discretionary spending reductions associated with HHS and various agencies charged with national security, but those discretionary spending reductions do not include programs such as Medicare and Medicaid or direct changes to pharmaceutical pricing, rebates or discounts. A Joint Select Committee of Congress (the Committee) was appointed to identify the remaining $1.5 trillion of deficit reductions by November 23, 2011, but no recommendations were made by the Committee prior to the deadline. As a result, the Office of Management and Budget (OMB) is now responsible for identifying the remaining $1.5 trillion of deficit reductions, which will be divided evenly between defense and non-defense spending. Under this OMB fallback review process, Social Security, Medicaid, Veteran Benefits and certain other spending categories are excluded from consideration, but reductions in payments to Medicare providers may be made, although any such reductions are prohibited by law from exceeding 2%. Additionally, certain payments to Medicare Part D plans, such as low-income subsidy payments, are exempt from reduction. While we do not know the specific nature of the spending reductions under the Act that will affect Medicare, we do not expect that those reductions will have a material adverse impact on our results of operations. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort, could have an adverse impact on our results of operations.

Outside the United States

We encounter similar regulatory and legislative issues in most other countries. In Europe, Canada and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries.

Europe. The approval of new drugs across the EU may be achieved using the Mutual Recognition Procedure/Decentralized Procedure or EU Commission/EMA Centralized Procedure. These procedures apply in the EU member states, plus the European Economic Area countries, Norway and Iceland. The use of these procedures generally provides a more rapid and consistent approval process across the member states than was the case when the approval processes were operating independently within each country.

Since the EU does not have jurisdiction over patient reimbursement or pricing matters in its member states, we continue to work with individual countries on such matters across the region.

The world economy in 2011 faced renewed challenges as a result of recent financial conditions and, in particular, increased uncertainty around the solvency of governments. As a result, global growth has slowed. One of the consequences of the economic downturn for almost all world economies has been an increase in public debt as a proportion of gross domestic product arising from increased government spending and reduced tax receipts. For many developed economies, particularly in Europe, this exacerbated existing fiscal imbalances and has created doubt in investment markets about the sustainability of public debt levels in a number of European countries, further raising the cost of borrowing, with the result that financial support from the EU and the International Monetary Fund has been necessary in the cases of Greece, Portugal and Ireland. Stringent austerity measures have been implemented in most European countries with the aim of closing the fiscal gap, in particular in Spain and Italy.

Under these macroeconomic conditions, Pfizer continues to face widespread downward pressures on international pricing and reimbursement, particularly in developed European markets with a large government share of pharmaceutical spending. Specific pricing pressures in 2011 included measures to reduce pharmaceutical prices and expenditure in Italy, Spain, Greece, Ireland and Portugal.

Formal processes of international reference pricing (IRP) between EU countries add to the regional impact of price cuts in individual countries. Price variations have also arisen from exchange rate fluctuations between the euro and other European currencies, and these are also exacerbated by international reference pricing systems. The downward pricing pressure resulting from this dynamic can be expected to intensify as a result of reforms to IRP policies, emergency measures targeting pharmaceuticals in some European countries and ongoing exchange rate turbulence.

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

On December 31, 2010, the EU published new pharmacovigilance legislation which had been adopted by the Council and Parliament of the EU. The legislation is required to be implemented by mid-2012 and entails many new and revised requirements for conducting pharmacovigilance, as well as the codification of various existing requirements previously set out in guidance. Key changes include the possibility for regulators to require pharmaceutical companies to conduct post-authorization efficacy studies, both at the time of approval and at any time afterwards in light of scientific developments. There are also additional requirements to include statements in product labeling with regard to adverse drug reaction reporting and additional monitoring of products. There also is expected to be significantly greater transparency of the safety review process.

The new legislation forms part of a three-part “pharmaceutical package” to amend the existing EU pharmaceutical legislation. The second part, adopted on May 27, 2011, is a Directive aimed at preventing falsified medicines from entering into the legal supply chain. Notably, the Directive imposes new obligations on all parties in the distribution chain, including importers, traders, manufacturers, distributors, and any operator who repackages a product. This is required to be implemented by January 2013. The third part of the package concerns the provision of information on prescription medicines to patients, which has reached a reasonably advanced stage, but has proved controversial to date and the outcome for which is more uncertain.

At the end of the third quarter of 2010, the Commissioner for Industry and Entrepreneurship of the European Commission announced the launch of a process on corporate responsibility in the pharmaceutical industry, the impact of which is yet to be determined through ongoing working committees. The process includes three independent platforms: (i) transparency and ethics in the sector; (ii) access to medicines in Africa; and (iii) access to medicines in Europe in the context of pricing and reimbursement. The platform on access to medicines in Europe will focus on enhancing collaboration among EU member states and relevant stakeholders, in order to find common non-regulatory approaches to ensure “timely and equitable access to medicines”.

Canada. Health Canada (HC) is the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada. The upcoming Legislative and Regulatory Modernization (LRM) is the most significant drug regulatory system reform in Canada in over 50 years and is expected to overhaul Canada’s Food and Drugs Act and Regulations. The LRM supports a ‘lifecycle’ regulatory approach and is focused on strengthening evidence-based decision making, good regulatory planning, licensing, post-licensing, accountability, authority and enforcement. Through this framework, HC intends to improve the market authorization process and implement necessary regulatory frameworks. In October 2010, HC accelerated its modernization efforts. This included the proposed regulatory pathways for Orphan Drugs (harmonized with U.S./EU regulations) and for biosimilars referred to as “Subsequent Entry Biologics” (SEBs). This would formalize into regulations HC’s Guidance Document, which provided for approval of SEBs in 2009. Furthermore, LRM is to entail increased regulatory oversight throughout the drug lifecycle to continually assess the benefit-risk balance. Following an extensive technical consultation process, HC intends to propose a first set of regulatory amendments around the third quarter of 2012. The whole LRM process is expected to take place over a period of three years.

Introductory “non-excessive” prices and price increases are controlled by the federal Patented Medicines Prices Review Board. However, reimbursement is under provincial jurisdiction. As provinces continue to face budget pressure from growing healthcare expenditures, many provincial governments have developed pricing and purchasing strategies (including product listing agreements and a pan-Canadian purchasing alliance initiative), to obtain better drug prices. The private sector is also attempting to exert its negotiating power on drug manufacturers. The 2004 Federal-Provincial-Territorial (FPT) Health Accord that sets out the Canada Health Transfers payment to provinces plus commitments on health policy initiatives expires on March 31, 2014. Renegotiation will be influenced by the challenging fiscal positions of all FPT governments, which could increase hurdles for access to newer innovative therapies.

Canada’s intellectual property regime for drugs, which provides some level of patent protection and data exclusivity, can be further enhanced to encourage innovation through the Canada/EU Comprehensive Economic & Trade Agreement. The federal government also has jurisdiction over international trade and therefore over the issue of cross-border trade in pharmaceuticals and internet pharmacies.

Asia. The regulatory environment in Asia presents multiple issues for companies trying to achieve simultaneous global development and registration (i.e., marketing products at the same time as in the U.S., Europe, Canada and elsewhere). While each country in Asia has its unique regulatory concerns, there are a number of regulatory issues that are common among the majority of countries in Asia. For example, with the exception of Japan, health authorities in Asia generally require marketing approval by a recognized regulatory authority (e.g., the U.S. FDA) before they begin to conduct their application review process and/or issue their final approval. Proof of reference country approval is usually satisfied by submitting a Certificate of Pharmaceutical Product, a legal document that is issued by the competent health authority certifying that the company’s product has satisfied its country’s registration requirements and manufacturing standards. Often, this requirement delays marketing authorization in Asia by 12-15 months following market authorization in the U.S. and Europe.

Another common regulatory issue in Asia is the requirement for local clinical data in the country’s population in order to receive final marketing approval. Each of Japan, China, Korea, Taiwan and India has regulations in some form that require clinical studies in the country (e.g., China requires a prescribed number of Chinese patients regardless of the product, therapeutic area or disease population). Although some agencies have shown flexibility based on scientific rationale related to ethnicity assessments, it is not uncommon for companies to be required to duplicate costly clinical trials in Asia pursuant to these regulations. This can further add to marketing approval delays compared to the U.S. and Europe.

In Japan, the government is aiming to reduce the drug lag (i.e., drugs are launched in Japan years after the EU and U.S. markets) in a two-pronged approach: reducing regulatory agency review times and establishing a new pilot pricing premium. The pilot pricing premium provides a financial incentive for drug development in Japan. While economic conditions and government debt levels continue to put pressure on healthcare costs resulting in cost containment (particularly in the off-patent sector) the recent extension of the pilot pricing premium for innovative products is encouraging.

In Korea, the national health insurance deficit prompted the government to make significant price cuts in the off-patent sector at the end of 2011. We continue to work with a committee established by the government to improve the pricing system for innovative new drugs.

The controlling regulatory agency in China is the State Food and Drug Administration (SFDA). SFDA’s scope of responsibilities is similar to that of the FDA or EMA. Two key agencies within SFDA are the Center for Drug Evaluation (CDE) and the National Institute for the Control of Pharmaceutical and Biological Products (NICPBP). The CDE, which is analogous to the FDA’s Center for Drug Evaluation and Research, is primarily responsible for the technical review of product applications, including clinical trial applications and new drug applications, and drafting technical guidance documents. NICPBP is the quality testing arm of SFDA, legally responsible for the testing of pharmaceuticals, biologics and medical devices nationwide.

China’s regulatory system is unique in many ways, and its drug development and registration requirements are not always consistent with international standards. As a result, it is not uncommon to see treatments entering the market in China two to four years after first marketing in the U.S. and Europe.

Intellectual Property. While the global intellectual property environment has improved following WTO-TRIPS, our future business growth depends on further progress in intellectual property protection. In emerging market countries in particular, governments have used intellectual property policies as a tool for reducing the price of imported medicines, as well as to protect their national pharmaceutical industries. There is considerable political pressure to weaken existing intellectual property protection and resist implementation of any further protection, which has led to policies such as higher standards and more difficult procedures for patenting biopharmaceutical inventions, restrictions on patenting certain types of inventions (e.g., new medical treatment methods) and failure to implement effective regulatory data protection. Our industry advocacy efforts focus on seeking a more balanced business environment for foreign manufacturers.

In China, the intellectual property environment has improved, although effective enforcement and adequate legal remedies remain areas of concern. The government has taken steps to protect intellectual property rights in conformity with World Trade Organization (WTO) provisions, and several companies, including Pfizer, have established research and development centers in China due to increased confidence in China’s intellectual property environment. Despite this, China remained on the U.S. Department of Commerce Priority Watch List for 2011. A framework exists for protecting patents for 20 years, but enforcement mechanisms are often lacking or inconsistent, such as the absence of effective patent linkage mechanisms and preliminary injunctions, impractical evidentiary burdens, and heightened sufficiency standards used to invalidate patents at the enforcement stage.

Additionally, true regulatory data protection remains elusive in China. The Center for Drug Evaluation provides protection against reliance on data by generic applicants for a fixed period of time. Following its WTO accession in 2001, China revised its laws to incorporate concepts from the WTO-TRIPS, and China’s relevant laws establish a six-year period of protection against unfair commercial use of undisclosed test and other data of products containing a new chemical ingredient. However, the current regulations are ambiguous as to how data protection is implemented in practice in China. For example, certain key concepts such as “new chemical ingredient” and “unfair commercial use” are undefined.

In Brazil and other Latin American countries, backlogs at patent agencies have presented challenges for the protection of certain products. The lack of regulatory data protection and difficulties in protecting certain types of inventions, such as new medical uses of drug products, may limit the commercial lifespan of some pharmaceutical products.

In India, limited standards for patentability of pharmaceutical products have made it difficult to protect many of our inventions. India and other countries such as Israel maintain a system of pre-grant patent oppositions that delay the granting of patents and add an additional challenge in our ability to protect our products through patents.

In Korea, the laws and regulations for the patent-regulatory approval linkage system have now been finalized, and we are waiting for the effective date of implementation as part of the United States-Korea Free Trade Agreement. The Korean patent-regulatory approval linkage system includes biologics.

Environmental Law Compliance

Most of our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. See the Notes to Consolidated Financial Statements – Note 17. Commitments and Contingencies in our 2011 Financial Report. As a result, we incurred capital and operational expenditures in 2011 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures—$34 million; and

•	other environment-related expenses—$145 million.

While we cannot predict with certainty future capital expenditures or operating costs for environmental compliance, including compliance with pending and potential legislation and potential regulation related to climate change, we have no reason to believe they will have a material effect on our capital expenditures or competitive position.

We have reviewed the potential for physical risks to our facilities and supply chain that may be exacerbated by climate change and have concluded that, because of our facility locations and our existing distribution networks, we do not believe these risks are material in the near term.

Tax Matters

The discussion of tax-related matters in the Notes to Consolidated Financial Statements – Note 5. Taxes on Income in our 2011 Financial Report, is incorporated by reference.

Employees

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2011, we employed approximately 103,700 people in our operations throughout the world.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Our disclosure and analysis in the 2011 Form 10-K and in our 2011 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast”, “goal”, “objective” and other words or terms of similar meaning, or by using future dates in connection with any discussion of future operating or financial performance, business plans or prospects, in-line products and product candidates, strategic review, capital allocation, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, share-repurchase and dividend-rate plans, financial results and government regulation.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to substantial risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements, and you are cautioned not to put undue reliance on forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports and our other filings with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, may cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

U.S. Healthcare Reform/Healthcare Legislation

As mentioned above, the ACA was enacted by Congress in March 2010 and its provisions are effective on various dates. We expect that the rebates, discounts, taxes and other costs over time will have a significant effect on our expenses and profitability in the future. See the discussion under the Overview of our Performance, Operating Environment, Strategy and Outlook – Our Operating Environment – U.S. Healthcare Legislation section of the MD&A in our 2011 Financial Report and in Item 1. Business under the caption Government Regulation and Price Constraints. Furthermore, the IPAB created by the ACA, to reduce the per capita rate of growth in Medicare spending, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, expanded government investigative authority may increase the costs of compliance with new regulations and programs. We also face the uncertainties that might result from any modification, repeal or invalidation of any of the provisions of the ACA.

Pricing Pressures, Government Regulation and Managed Care Trends

U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations or policies. In the U.S., many of our biopharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as a result of the 2003 MMA due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, if the 2003 MMA or the ACA were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Furthermore, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including changes in patent laws, the importation of prescription drugs from outside the U.S. at prices that are regulated by the governments of various foreign countries, restrictions on U.S. direct-to-consumer advertising, limitations on interactions with healthcare professionals, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines.

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

We encounter similar regulatory and legislative issues in most other countries. In Europe and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for government-sponsored healthcare systems. In particular, there were government-mandated price reductions for certain biopharmaceutical products in certain European and emerging market countries in 2011, and we anticipate continuing pricing pressures in Europe and emerging markets in 2012. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries. As a result, it is expected that pressures on the pricing component of operating results will continue. The adoption of restrictive price controls in new jurisdictions or more restrictive ones in existing jurisdictions, failure to obtain government-approved pricing or formulary placement where required for our products or obtaining such pricing or placement at unfavorable pricing could also adversely impact revenue. In our vaccines business, we participate in a tender process in many countries for participation in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business.

MCOs and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among MCOs has increased the negotiating power of these entities. Private third-party payers, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. Private health insurance companies also are increasingly imposing utilization management tools, such as requiring prior authorization for a branded product if a generic product is available or requiring that patient treatment first fail on a generic product before permitting access to a branded medicine. As the U.S. payer market concentrates further and more drugs become available in generic form, biopharmaceutical companies may face greater pricing pressure from private third-party payers, who will continue to drive more of their patients to use lower cost generic alternatives.

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

Also, the patents covering several of our medicines, including Lipitor, Viagra, Detrol/Detrol LA, Lyrica, Sutent, Tygacil, Rapamune, Zyvox, Avinza, EpiPen, Torisel and Embeda are being challenged by generic manufacturers. In addition, our patent-protected products may face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

Competitive Products

We cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales. Products that compete with ours, including some of our best-selling medicines, are launched from time to time. Competitive product launches have occurred in recent years, and certain potentially competitive products are in various stages of development, some of which have been filed for approval with the FDA and with regulatory authorities in other countries.

Dependence on Key In-Line Products

We recorded direct product revenues of more than $1 billion for each of 12 biopharmaceutical products in 2011: Lipitor, Lyrica, Prevnar 13/Prevenar 13, Enbrel, Celebrex, Viagra, Norvasc, Zyvox, Xalatan/Xalacom, Sutent, Geodon/Zeldox and the Premarin family. Those products accounted for 56% of our total biopharmaceutical revenues in 2011. Lipitor sales in 2011 were approximately $9.6 billion, accounting for approximately 14% of our total 2011 revenues. Among other losses of exclusivity for Lipitor, we lost exclusivity for Lipitor in the U.S. on November 30, 2011, and Lipitor will have lost exclusivity in the majority of European markets by May 2012. As a result, we expect that our revenues for Lipitor in 2012 will be substantially less than our 2011 revenues for Lipitor. If the products referenced above or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines have recently expired or will expire in the next few years (including some of our billion-dollar products such as Lipitor as discussed above, Xalatan in the U.S. in March 2011 and Xalatan/Xalacom in 15 major European markets in January 2012 and Geodon in the U.S. in March 2012), and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products.

Specialty Pharmaceuticals

Specialty pharmaceuticals are medicines that treat rare or life-threatening conditions that have smaller patient populations, such as certain types of cancer and multiple sclerosis. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, is beginning to generate significant payer interest in developing cost-containment strategies targeted to this sector. While the impact on us of payers’ efforts to control access to and pricing of specialty pharmaceuticals has been limited to date, our growing portfolio of specialty products, combined with the increasing use of health technology assessment in markets around the world and the deteriorating finances of governments, may lead to a more significant adverse business impact in the future.

Research and Development Investment

The discovery and development of safe, effective new products, and the development of additional uses for existing products, are very important to our success. Our growth potential depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers, either through internal research and development or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties. However, balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and in research and development for new products and existing product extensions could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

Additionally, our research and development investment plans and resources may not be correctly matched between science and markets, and failure to invest in the right technology platforms, therapeutic segments, product classes, geographic markets and/or in-licensing and out-licensing opportunities in order to deliver a more robust pipeline could adversely impact the productivity of our pipeline. Additionally, even if the areas with the greatest market attractiveness are identified, the science may not work for any given program despite the significant investment required for research and development.

We recently announced a focus on fewer disease areas where we believe we can deliver the greatest medical and commercial success, as well as the implementation of our R&D footprint reduction by moving forward on our productivity initiatives. As a result of these actions, we expect significant reductions in our annual research and development expenses, which are reflected in our 2012 financial guidance. There can be no assurance that this strategy will deliver the desired result in the targeted timeframe or at all, which could affect profitability in the future.

Development, Regulatory Approval and Marketing of Products

Risks and uncertainties apply particularly with respect to product-related, forward-looking statements. The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain. Drug discovery and development is time-consuming, expensive and unpredictable. The process from early discovery or design to development to regulatory approval can take many years. Drug candidates can fail at any stage of the process. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of our products. As examples, there is no assurance that our late stage pipeline products, such as tofacitinib, bosutinib and Eliquis (apixaban) for prevention of stroke in patients with atrial fibrillation, will receive regulatory approval and/or be commercially successful or that recently approved products, such as Prevnar 13/Prevenar 13 for use in adults 50 years of age and older, Xalkori (crizotinib) and Inlyta (axitinib) will be approved in other markets and/or be commercially successful. There is also a risk that we may not adequately address existing regulatory agency findings concerning the adequacy of our regulatory compliance processes and systems or implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings, should they occur.

There are many considerations that can affect marketing of our products around the world. Regulatory delays, delays in or the inability to successfully complete or adequately design and implement clinical trials, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that can adversely affect the realization of research and development and product-related, forward-looking statements. Further, claims and concerns about safety and efficacy can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. Also, increasing regulatory scrutiny of drug safety and efficacy, with regulatory authorities increasingly focused on product safety and the risk/benefit profile of products as they relate to already-approved products, has resulted in a more challenging, expensive and lengthy regulatory approval process due to requests for, among other things, additional clinical trials prior to granting approval or increased post-approval requirements, such as risk evaluation and mitigation strategies (see Post-Approval Data below).

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 (the FDAAA) gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

Patent Protection

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications and/or extensions may not result in issued patents or be approved on a timely basis or at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. The scope of our patent claims also may vary between countries, as individual countries have their own patent laws, some of which create legal uncertainty or unpredictability with respect to the requirements and standards for patent protection. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may engage in compulsory licensing of pharmaceutical intellectual property as a result of local political pressure. In addition, mechanisms exist in much of the world permitting some form of challenge by generic drug marketers to our patents prior to, or immediately following, the expiration of any regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches to challenge our patent rights.

Our business also may rely on unpatented proprietary technology, know-how and trade secrets. If the confidentiality of this intellectual property is breached, it could adversely impact our business.

Biotechnology Products

The ACA has created a framework for the approval of biosimilars in the U.S. following the expiration of 12 years of exclusivity for the innovator biologic, with a potential six-month pediatric extension. Such biosimilars could reference biotechnology products already approved under the U.S. Public Health Service Act. Additionally, the FDA has approved a biosimilar recombinant human growth hormone that referenced our biotechnology product, Genotropin, which was approved under the U.S. Federal Food, Drug, and Cosmetic Act. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years, and in Japan, the regulatory authority has granted marketing authorizations for certain biosimilars, including somatropin (the recombinant human growth hormone in our Genotropin product) pursuant to a guideline for biosimilar approvals issued in 2009. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant exclusivity period has expired. We may face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

Pfizer is developing biosimilar medicines. The developing pathway for registration and approval of biosimilar products in the U.S. could diminish the value of investments in biosimilars that Pfizer has made, and may continue to make going forward. Other risks include the potential for steeper than anticipated price erosion due to increased competitive intensity, coupled with high costs associated with clinical development, secondary patents or intellectual property challenges that may preclude timely commercialization, and lower prescriptions of biosimilars due to concerns over protein comparability over innovator medicines.

Research Studies

Decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities once the drug receives approval. More detailed studies may demonstrate additional benefits that can help in the marketing and payer reimbursement process, but they consume time and resources and can delay submitting the drug candidate for initial approval. We try to plan clinical trials prudently, but there is no guarantee that a proper balance of speed and testing will be made in each case. The quality of our decisions in this area could affect our future results.

Foreign Exchange and Interest Rate Risk

Significant portions of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. 60% of our total 2011 revenues were derived from international operations, including 27% from the Europe region and 20% from the Japan and the rest of Asia region. As we operate in multiple foreign currencies, including the euro, the U.K. pound, the Japanese yen, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

In addition, our interest-bearing investments, loans and borrowings are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the Financial Risk Management section of the MD&A in our 2011 Financial Report. For additional details, see the Notes to Consolidated Financial Statements – Note 7E. Financial Instruments – Derivative Financial Instruments and Hedging Activities in our 2011 Financial Report. Those sections of our 2011 Financial Report are incorporated by reference.

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

Many emerging markets have experienced growth rates in excess of the world’s largest markets, leading to an increased contribution to the industry’s global performance. As a result, we have been employing strategies to grow in emerging markets. However, there is no assurance that our strategies in emerging markets will be successful or that these countries will continue to sustain these growth rates. In addition, some emerging market countries may be particularly vulnerable to periods of financial instability or significant currency fluctuations or may have limited resources for healthcare spending, which, as discussed above, can adversely affect our results.

Animal Health

Our Animal Health unit may be impacted by challenging global economic conditions, resulting in high unemployment rates and tight credit conditions. A high unemployment rate typically results in reduced traffic in veterinary clinics, negatively impacting our companion animal business. Tight credit conditions limit the borrowing power of livestock producers, causing some to switch to lower-priced alternatives. See Global Economic Conditions below.

Pfizer Nutrition

Pfizer Nutrition may be impacted by challenging global economic conditions and the resulting effect on consumer spending, both in developed and emerging markets. The Nutrition business may also experience significant financial impact associated with changes in national, regional, and international laws, rules and guidelines and their enforcement. Our infant and young child nutrition products are subject to an array of rules and regulations enforced by local government entities, as well as treaties, conventions and guidelines from international authorities. Changes to these requirements can significantly impact costs relating to taxes, tariffs, trade, labeling, marketing, manufacturing, and the overall availability of our products. See Global Economic Conditions below.

Consumer Healthcare

The Consumer Healthcare unit may be impacted by economic volatility and generic or store brand competition affecting consumer spending patterns and market share gains of competitors’ branded products or generic store brands. In addition, regulatory and legislative outcomes regarding the safety, efficacy or unintended uses of specific ingredients in our Consumer Healthcare products may require withdrawal and/or reformulation of certain products (e.g. cough/cold products). See Global Economic Conditions below.

Global Economic Conditions

In addition to industry-specific factors, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, affecting the performance of products such as Lipitor, Celebrex and Lyrica. We believe that patients experiencing the effects of the challenging economic environment, including high unemployment levels and increases in co-pays, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, we experienced continued pricing pressure in various economic environments around the world, including in Europe and in a number of emerging markets, resulting in government-mandated reductions in prices for certain biopharmaceutical products, as well as government-imposed access restrictions in certain countries.

The global economic downturn and the challenging global economic environment have not had, nor do we anticipate they will have, a material impact on our liquidity. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As market conditions change, we continue to monitor our liquidity position. However, there can be no assurance that our liquidity will not be affected by possible future changes in global financial markets and global economic conditions.

Other potential impacts of these challenging economic conditions include declining sales; increased costs; changes in foreign exchange rates; a decline in the value of, or a lower rate of return on, our financial assets and pension plan investments, which may require us to increase our pension funding obligations; adverse government actions; delays or failures in the performance of customers, suppliers, and other third parties on whom we may depend for the performance of our business; and the risk that our allowance for doubtful accounts may not be adequate.

Outsourcing

Outsourcing to third parties in areas including transaction processing, accounting, information technology, manufacturing, clinical trial execution, non-clinical research, safety services and other areas could expose us to sub-optimal quality, missed deadlines, supply disruptions, non-compliance or reputational harm, all with potential negative implications for our results. For example, we are transitioning our clinical trial execution model from multiple functional service providers to two strategic partners. Any issues with one or both of these partners or during the transition could adversely impact our business.

Interactions with Healthcare Professionals

Risks and uncertainties apply where we provide something of value to a healthcare professional and/or government official, which, if found to be improper, could potentially result in government enforcement actions and penalties. These risks may increase as non-U.S. jurisdictions adopt new anti-bribery laws and regulations.

Difficulties of Our Wholesale Distributors

In 2011, our largest wholesale distributor accounted for approximately 13% of our total revenue (and 30% of our total U.S. revenue), and our top three wholesale distributors accounted for approximately 32% of our total revenue (and 77% of our total U.S. revenue). If one of our significant wholesale distributors encounters financial or other difficulties, such distributor may decrease the amount of business that it does with us, and we may be unable to collect all the amounts that the distributor owes us on a timely basis or at all, which could negatively impact our results of operations.

Product Manufacturing and Marketing Risks

Difficulties or delays in product manufacturing or marketing could affect future results through regulatory actions, shut-downs, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages, reputational harm, product liability, unanticipated costs or otherwise. Examples of such difficulties or delays include, but are not limited to, the inability to increase production capacity commensurate with demand; the failure to predict market demand for, or to gain market acceptance of, approved products; the possibility that the supply of incoming materials may be delayed or become unavailable and that the quality of incoming materials may be substandard and not detected; or that we may fail to maintain appropriate quality standards throughout the internal and external supply network and/or comply with current Good Manufacturing Practices and other applicable regulations.

Counterfeit Products

A counterfeit medicine is one that has been deliberately and fraudulently mislabeled as to its identity and source. A counterfeit Pfizer medicine, therefore, is one manufactured by someone other than Pfizer, but which appears to be the same as an authentic Pfizer medicine. Counterfeit medicines pose a risk to patient health and safety because of the conditions under which they are manufactured – in unregulated, unlicensed, uninspected and often unsanitary sites – as well as the lack of regulation of their contents. Failure to mitigate the threat of counterfeit medicines could adversely impact our business, by, among other things, causing the loss of patient confidence in the Pfizer name and in the integrity of our medicines.

Cost and Expense Control/Unusual Events/Intangible Assets and Goodwill

Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to successfully implement our plans, announced February 1, 2011, regarding our research and development function (see Research and Development Investment above), as well as our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development function.

In addition, our consolidated balance sheet contains significant amounts of intangible assets, including goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets will ultimately yield successful products. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future.

Further, as discussed above in Item 1. Business under the caption Operating Segments, Pfizer used to report all of its biopharmaceutical businesses in a single segment (Biopharmaceutical) and now reports these businesses in three operating segments (Primary Care; Specialty Care and Oncology; and Emerging Markets and Established Products). As a result of this change, the goodwill previously associated with the single biopharmaceutical operating segment has been allocated among the three new biopharmaceutical operating segments. While all reporting units can confront events and circumstances that can lead to impairments (such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity), in general, our increased number of biopharmaceutical reporting units significantly increases our risk of goodwill impairment charges as smaller reporting units are inherently less able to absorb negative developments that might affect certain operating assets but not others.

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

Legal Proceedings

We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, securities, antitrust, environmental, employment and tax litigations and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid or accrued.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the U.S. Foreign Corrupt Practices Act and other federal and state statutes, including anti-kickback and false claims laws, as well as similar laws in foreign jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers and private payers. In some instances, we have incurred significant expense and other adverse consequences as a result of these claims, actions and inquiries. For example, these claims, actions and inquiries may relate to alleged failures to accurately interpret or identify or prevent non-compliance with the laws and regulations associated with the dissemination of product information (approved and unapproved), potentially resulting in government enforcement and damage to our reputation.

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

Business Development Activities

We expect to continue to enhance our in-line products and product pipeline through acquisitions, licensing and alliances. See the Overview of Our Performance, Operating Environment, Strategy and Outlook – Our Business Development Initiatives section of the MD&A in our 2011 Financial Report, which is incorporated by reference. However, these enhancement plans are subject to the availability and cost of appropriate opportunities and competition from other pharmaceutical companies that are seeking similar opportunities and our ability to successfully identify and execute transactions.

Information Technology

We rely to a large extent upon sophisticated information technology systems and infrastructure. The size and complexity of our computer systems make them potentially vulnerable to service interruption, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees and others with permitted access to our systems, including in some cases third-party service providers to which we may outsource certain business functions, may pose a risk that sensitive data, including intellectual property or personal information, may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.

Failure to Realize the Anticipated Benefits of Strategic Initiatives and Acquisitions

Our future results may be affected by (i) the impact of, and our ability to successfully execute, any strategic alternatives we decide to pursue for our Animal Health and Nutrition businesses, as well as any other corporate strategic initiatives we may pursue in the future, and (ii) our ability to realize the projected benefits of our acquisition of King Pharmaceuticals, Inc., as well as any other acquisitions we may pursue in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In 2011, Pfizer continued to consolidate its operations to achieve efficiencies and to dispose of excess space. Presently, we have 521 leased properties and 400 owned properties, amounting to approximately 8 million and 51 million square feet, respectively, down from a total of approximately 67 million square feet of leased and owned properties at the end of 2010. Our goal is to continue with further consolidation in 2012.

Pfizer corporate headquarters are in New York City. With the exception of the Specialty Care customer-focused unit (which is headquartered in Collegeville, Pennsylvania), our biopharmaceutical units also are headquartered in New York City. Our other business units are headquartered in Madison, New Jersey.

In 2011, we successfully disposed of surplus space, exiting or reducing our real estate space in certain locations in the United States, Europe, Australia and Puerto Rico. Further, active marketing is continuing in a number of locations.

Our biopharmaceutical and other businesses expect to continue to own and lease space around the world for sales and marketing, customer service and administrative support functions. In many locations these businesses will be co-located to achieve synergies and operational efficiencies.

Our Worldwide R&D facilities support our R&D organizations around the world, with heavy concentration in North America. We are continuing with implementation of our previously announced R&D footprint reduction, which includes a substantial reduction at our Sandwich, U.K. site, and a shift of our Cardiovascular, Metabolic and Endocrine Disease (CVMED) and Neuroscience research units from our site in Groton, CT to Cambridge, MA, where we signed a lease with Massachusetts Institute of Technology in the Kendall Square area, with occupancy anticipated in early 2014. We are presently marketing for sale, lease, or sale and lease-back, either a portion or all of certain of our R&D campuses. Further, we disposed of our toxicology site in Catania, Italy; exited our R&D site in Aberdeen, U.K; disposed of a vacant site in St. Louis, MO; and sold our Gosport, U.K. R&D site. Additionally, we opened Centers for Therapeutic Innovation laboratories in Boston, MA; New York, NY; and South San Francisco, CA.

We have veterinary medicine research and development operations in owned or leased facilities in Kalamazoo and Richland Township, MI; Durham, NC; San Diego, CA; Exton, PA; Thane, India; Wavre, Belgium; Brisbane, Australia; and British Columbia, Canada.

Our Pfizer Global Supply (PGS) Division is headquartered in various locations, with leadership primarily in New York, NY and in Peapack, NJ. PGS operates 90 plants around the world, which manufacture products for our commercial divisions. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Philippines, Puerto Rico, Singapore and the U.S. Our Global Supply Division’s plant network strategy is expected to result in the exit of 10 of these sites over the next several years. PGS also operates multiple distribution facilities around the world.

In general, we believe that our properties are well-maintained, adequate and suitable for their purposes. See the Notes to Consolidated Financial Statements – Note 9. Property, Plant and Equipment in our 2011 Financial Report, which provides amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion in the Notes to Consolidated Financial Statements – Note 15. Lease Commitments in our 2011 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements – Note 17. Commitments and Contingencies in our 2011 Financial Report, which is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held on the date of the 2012 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Ian C. Read	58	Chairman and Chief Executive Officer since December 2011. President and Chief Executive Officer from December 2010 until December 2011. Senior Vice President, Group President of the Worldwide Biopharmaceutical Businesses (Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets), from 2006 through December 2010. Since joining Pfizer in 1978 as an operational auditor,
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
		Mr. Read later became accountable for operations in both the Africa/Middle East region and Latin America as well. Currently a Director of Kimberly-Clark Corporation. Serves on the Boards of Pharmaceutical Research and Manufacturers of America (PhRMA), the European Federation of Pharmaceutical Industries and Associations, and the Partnership for New York City. Our Director since December 2010 and Chair of our Board’s Executive Committee.

Olivier Brandicourt	56	President and General Manager of Pfizer Primary Care since 2009. In early 2009, served as President and General Manager of Pfizer Specialty Care. Senior Vice President and General Manager of U.S. Pratt Business Unit from 2007 until 2008. Managing Director of the United Kingdom/Ireland Pfizer subsidiary from 2004 to 2007.

Frank A. D’Amelio	54	Executive Vice President, Business Operations and Chief Financial Officer since December 2010. Senior Vice President and Chief Financial Officer from September 2007 until December 2010. Prior to joining Pfizer he was Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent from November 2006 until August 2007. Chief Operating Officer of Lucent Technologies from January 2006 until November 2006. Director of Humana, Inc. and Chair of the Humana Audit Committee. He is a Director of the Independent College Fund of New Jersey.

Mikael Dolsten	53	President of Worldwide Research and Development since December 2010. Senior Vice President; President of Worldwide Research and Development from May 2010 until December 2010. Senior Vice President; President of Pfizer BioTherapeutics Research & Development Group from October 2009 until May 2010. He was Senior Vice President of Wyeth and President, Wyeth Research from June 2008 until October 2009. He was a Private Equity Partner at Orbimed Advisors, LLC from January 2008 until June 2008. Dr. Dolsten was Global Head, Corporate Division Pharma Research and Discovery, of Boehringer Ingelheim Corporation from 2003 to 2007.

Name	Age	Position
Geno J. Germano	51	President and General Manager, Pfizer Specialty Care and Oncology since December 2010. President and General Manager, Specialty Care from October 2009 until December 2010. President, U.S. Pharmaceuticals and Women’s Health Care Unit, Wyeth Pharmaceuticals from 2008 through October 2009. President and General Manager, U.S. Pharmaceutical Business Unit, Wyeth Pharmaceuticals from 2007 through 2008. Executive Vice President and General Manager, Pharmaceutical Business Unit, Wyeth Pharmaceuticals from 2004 through 2007. Member of the Board of Trustees for Albany College of Pharmacy and Member of the Board of Directors of BIO – Biotechnology Industry Organization.

Charles H. Hill III	56	Executive Vice President, Worldwide Human Resources since December 2010. Senior Vice President, Human Resources for Worldwide Biopharmaceuticals Businesses from 2008 through December 2010. Vice President, Human Resources, Worldwide Pharmaceutical Operations from 2004 through 2008.

Douglas M. Lankler	46	Executive Vice President, Chief Compliance and Risk Officer since February 2011. Executive Vice President, Chief Compliance Officer from December 2010 until February 2011. Senior Vice President and Chief Compliance Officer from January 2010 until December 2010. Senior Vice President, Deputy General Counsel and Chief Compliance Officer from August 2009 until January 2010. Senior Vice President, Associate General Counsel and Chief Compliance Officer from October 2006 until August 2009. Prior to October 2006, Mr. Lankler held various positions of increasing responsibility within the Pfizer Legal Division.

Freda C. Lewis-Hall	57	Executive Vice President, Chief Medical Officer since December 2010. Senior Vice President, Chief Medical Officer from May 2009 until December 2010. Previously, she was Chief Medical Officer and Executive Vice President, Medicines Development at Vertex Pharmaceuticals from June 2008 until May 2009. Dr. Lewis-Hall was Senior Vice President, U.S. Pharmaceuticals, Medical Affairs for Bristol-Myers Squibb Company from 2003 until May 2008.

Kristin C. Peck	40	Executive Vice President, Worldwide Business Development and Innovation since December 2010. Senior Vice President, Worldwide Business Development, Strategy and Innovation from April 2010 until December 2010. Senior Vice President, Worldwide Strategy and Innovation from 2008 until April 2010. Vice President, Strategic Planning, from 2007 to 2008. Chief of Staff to the Vice Chairman from 2006 to 2007 and Senior Director, Strategic Planning from 2004 to 2006.

Cavan M. Redmond	51	Group President, Animal Health, Consumer Healthcare and Corporate Strategy since August 2011. Group President, Animal Health, Consumer Healthcare, Capsugel and Corporate Strategy from December 2010 until August 2011. Senior Vice President; Group President, Pfizer Diversified Businesses from October 2009 until December 2010. President, Wyeth Consumer Healthcare and Animal Health Business from May 2009 until October 2009. President, Wyeth Consumer Healthcare from December 2007 until May 2009. Executive Vice President and General Manager, BioPharma, Wyeth Pharmaceuticals from 2003 until December 2007.

Name	Age	Position
Amy W. Schulman	51	Executive Vice President and General Counsel; President and General Manager, Nutrition since December 2010. Senior Vice President and General Counsel from June 2008 until December 2010. Ms. Schulman was a partner at the law firm of DLA Piper from 1997 until joining Pfizer in June 2008. Member of the Board of Directors of Wesleyan University and the Brooklyn Academy of Music.

David S. Simmons	47	President and General Manager, Emerging Markets and Established Products units since December 2010. President and General Manager, Established Products from 2008 until December 2010. Since joining Pfizer in 1996, Mr. Simmons has held various positions of increasing responsibility in pharmaceutical operations, including Regional President, Central Southern Europe; Vice President of Marketing, Pfizer Canada; and Country Manager, Pfizer Greece. He is a member of the U.S.-Russia Business Council and a Trustee of The Linsly School.

Sally Susman	50	Executive Vice President, Policy, External Affairs and Communications of Pfizer since December 2010. Senior Vice President, Policy, External Affairs and Communications from December 2009 until December 2010. Senior Vice President and Chief Communications Officer from February 2008 until December 2009. Prior to joining Pfizer, Ms. Susman held senior level positions at The Estee Lauder Companies, including Executive Vice President from 2004 to January 2008.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Common Stock is the New York Stock Exchange. Our stock is also listed on the London Stock Exchange and the SIX Swiss Stock Exchange and is traded on various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2011 Financial Report.

The following table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fiscal fourth quarter of 2011:

Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
October 3, 2011 Through October 30, 2011	34,244,258	$18.44	34,153,990	$2,614,785,325

October 31, 2011 Through November 30, 2011	65,765,061	$19.63	65,705,854	$1,324,856,629

December 1, 2011 Through December 31, 2011	63,210,330	$20.45	63,124,603	$10,034,160,705

Total	163,219,649	$19.70	162,984,447

(a)

On February 1, 2011, Pfizer announced that the Board of Directors had authorized a new $5 billion share-purchase plan (the February 2011 Stock Purchase Plan). On December 12, 2011, Pfizer announced that the Board of Directors had authorized an additional $10 billion share-purchase plan (the December 2011 Stock Purchase Plan). Pfizer currently expects to repurchase approximately $5 billion of its common stock in 2012, with the remaining authorized amount available in 2013 and beyond.

(b)

In addition to amounts purchased under the February and December 2011 Stock Purchase Plans, these columns reflect the following transactions during the fourth quarter of 2011: (i) the surrender to Pfizer of 191,816 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 40,445 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 2,941 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the discussion under the heading Financial Summary in our 2011 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the discussion under the heading Financial Review in our 2011 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the Financial Risk Management section of the MD&A in our 2011 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2011 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2011 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2011 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2011 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

Information about our Directors is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote – Item 1– Election of Directors in our 2012 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance, Related Person Transactions, and Indemnification – Section 16(a) Beneficial Ownership Reporting Compliance in our 2012 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussions under the headings Governance of the Company – Governance Information – Pfizer Policies on Business Ethics and Conduct and – Code of Conduct for Directors in our 2012 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Governance of the Company – Governance Information – Criteria for Board Membership and Requirements, Including Deadlines, for Submission of Proxy Proposals and Nomination of Directors in our 2012 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance of the Company – Board and Committee Information – The Audit Committee in our 2012 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2011 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings Governance of the Company – Compensation of Non-Employee Directors, Executive Compensation, and Governance of the Company – Board and Committee Information – Compensation Committee – Compensation Committee Interlocks and Insider Participation in our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Executive Compensation – Equity Compensation Plan Information and Securities Ownership in our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Section 16(a) Beneficial Ownership Reporting Compliance, Related Person Transactions, and Indemnification – Review of Related Person Transactions and – Transactions with Related Persons in our 2012 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Governance of the Company – Governance Information – Director Independence in our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent auditors in 2011 and 2010 is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote – Item 2 – Ratification of Independent Registered Public Accounting Firm – Audit and Non-Audit Fees in our 2012 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote – Item 2 – Ratification of Independent Registered Public Accounting Firm – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2011 Financial Report are incorporated by reference into Item 8 of Part II of this 2011 Form 10-K:

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

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to Matthew Lepore, Vice President and Corporate Secretary, Chief Counsel-Corporate Governance, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this 2011 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10(1) through 10(24) are management contracts or compensatory plans or arrangements.

3(1)	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004 (File No. 001-03619).

3(2)	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended July 2, 2006 (File No. 001-03619).

3(3)	Our By-laws, as amended April 22, 2010, are incorporated by reference from our 10-Q report for the period ended April 4, 2010 (File No. 001-03619).

4(1)	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001 (File No. 001-03619).

4(2)	First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 10-Q report for the period ended June 28, 2009 (File No. 001-03619).

4(3)	Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 8-K report filed on June 3, 2009 (File No. 001-03619).

4(4)	Indenture, dated as of April 10, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

4(5)	Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

4(6)	Third Supplemental Indenture, dated as of February 14, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 2002 10-K report (File No. 001-01225).

4(7)	Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 2003 10-K report (File No. 001-01225).

4(8)	Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 8-K report filed on November 15, 2005 (File No. 001-01225).

4(9)	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 8-K report filed on March 28, 2007 (File No. 001-01225).

4(10)	Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as Trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our 8-K report filed on November 3, 2009 (File No. 001-03619).

4(11)	Except as set forth in Exhibits 4(1) – (10) above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10(1)	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders (File No. 001-03619).

*10(2)	Pfizer Inc. 2004 Stock Plan, as Amended and Restated.

10(3)	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004 (File No. 001-03619).

10(4)	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004 (File No. 001-03619).

*10(5)	Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments.

*10(6)	Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan.

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10(7)	Executive Annual Incentive Plan is incorporated by reference from our Proxy Statement for the 1997 Annual Meeting of Shareholders (File No. 001-03619).

10(8)	Deferred Compensation Plan is incorporated by reference from our 1997 10-K report (File No. 001-03619).

10(9)	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report (File No. 001-03619).

10(10)	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report (File No. 001-03619).

*10(11)	Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005), together with all material Amendments.

*10(12)	Amended and Restated Wyeth Supplemental Executive Retirement Plan (effective as of January 1, 2005), together with all material Amendments.

10(13)	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert’s 1999 10-K report (File No. 001-03608).

10(14)	Wyeth Directors’ Deferral Plan (as amended through December 15, 2007) is incorporated by reference from Wyeth’s 2007 10-K report (File No. 001-01225).

10(15)	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report (File No. 001-03619).

10(16)	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2012 Proxy Statement is incorporated by reference from our 1997 10-K report (File No. 001-03619).

10(17)	Post-Retirement Consulting Agreement, dated as of April 20, 2000, between us and William C. Steere, Jr., is incorporated by reference from our 10-Q report for the period ended April 2, 2000 (File No. 001-03619).

10(18)	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our 8-K report filed on August 22, 2007 (File No. 001-03619).

10(19)	Executive Severance Plan is incorporated by referenced from our 8-K report filed on February 20, 2009 (File No. 001-03619).

10(20)	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 10-K report (File No. 001-03619).

10(21)	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 10-Q report for the period ended July 3, 2011 (File No. 001-03619).

10(22)	Form of Special Award Letter Agreement is incorporated by reference from our 8-K report filed on October 28, 2009 (File No. 001-03619).

10(23)	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our 10-Q report for the period ended April 3, 2011 (File No. 001-03619).

10(24)	Offer Letter to Geno J. Germano, dated April 6, 2009, is incorporated by reference from our 10-Q report for the period ended April 3, 2011 (File No. 001-03619).

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2011 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 28, 2012	By:	/s/ MATTHEW LEPORE
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

Signature	Title	Date

/S/ IAN C. READ Ian C. Read	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 28, 2012

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 28, 2012

/S/ MICHAEL S. BROWN Michael S. Brown	Director	February 28, 2012

/S/ M. ANTHONY BURNS M. Anthony Burns	Director	February 28, 2012

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 28, 2012

/S/ FRANCES D. FERGUSSON Frances D. Fergusson	Director	February 28, 2012

/S/ WILLIAM H. GRAY III William H. Gray III	Director	February 28, 2012

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 28, 2012

Signature	Title	Date

/S/ CONSTANCE J. HORNER Constance J. Horner	Director	February 28, 2012

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 28, 2012

/S/ JAMES M. KILTS James M. Kilts	Director	February 28, 2012

/S/ GEORGE A. LORCH George A. Lorch	Director	February 28, 2012

/S/ JOHN P. MASCOTTE John P. Mascotte	Director	February 28, 2012

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 28, 2012

/S/ MARC TESSIER-LAVIGNE Marc Tessier-Lavigne	Director	February 28, 2012