Form 10-Q
period 2012-04-01
PFIZER INC
filed 2012-05-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

YES                        NO     X

At May 7, 2012, 7,488,136,070 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarterly Period Ended
April 1, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(millions, except per common share data)	April 1, 2012	April 3, 2011

Revenues	$15,405	$16,502

Costs and expenses:
Cost of sales(a)	2,974	3,693
Selling, informational and administrative expenses(a)	4,133	4,503
Research and development expenses(a)	2,072	2,091
Amortization of intangible assets	1,420	1,376
Restructuring charges and certain acquisition-related costs	596	894
Other deductions––net	1,657	827
Income from continuing operations before provision for taxes on income	2,553	3,118
Provision for taxes on income	750	894
Income from continuing operations	1,803	2,224
Discontinued operations––net of tax	––	10
Net income before allocation to noncontrolling interests	1,803	2,234
Less: Net income attributable to noncontrolling interests	9	12
Net income attributable to Pfizer Inc.	$1,794	$2,222

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.24	$0.28
Discontinued operations––net of tax	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.24	$0.28

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.24	$0.28
Discontinued operations––net of tax	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.24	$0.28

Weighted-average shares––Basic	7,537	7,982
Weighted-average shares––Diluted	7,598	8,035

Cash dividends paid per common share	$0.22	$0.20
(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Net income before allocation to noncontrolling interests	$1,803	$2,234

Other Comprehensive Income
Foreign currency translation adjustments	$263	$1,589
Reclassification adjustments(a)	––	(7)
	263	1,582

Unrealized holding gains/(losses) on derivative financial instruments	427	307
Reclassification adjustments for realized gains(a)	(300)	(510)
	127	(203)

Unrealized holding gains/(losses) on available-for-sale securities	80	(36)
Reclassification adjustments for realized losses(a)	17	10
	97	(26)

Benefit plans: Actuarial gains/(losses)	1	––
Reclassification adjustments related to amortization(b)	117	70
Reclassification adjustments related to curtailments and settlements, net(b)	120	51
Other	15	(87)
	253	34

Benefit plans: Prior service (costs)/credits and other	––	1
Reclassification adjustments related to amortization(b)	(19)	(18)
Reclassification adjustments related to curtailments and settlements, net(b)	(9)	(11)
Other	(2)	(3)
	(30)	(31)

Other comprehensive income, before tax	710	1,356
Tax expense/(benefit) on other comprehensive income(c)	204	(28)
Other comprehensive income before allocation to noncontrolling interests	$506	$1,384

Comprehensive Income
Comprehensive income before allocation to noncontrolling interests	$2,309	$3,618
Less: Comprehensive income attributable to noncontrolling interests	8	16
Comprehensive income attributable to Pfizer Inc.	$2,301	$3,602
(a)	Reclassified into Other deductions—net in the Condensed Consolidated Statements of Income.
(b)	Generally reclassified into Cost of sales, Selling, informational and administrative expenses, and Research and development expenses in the Condensed Consolidated Statements of Income.
(c)	See Note 5B. Tax Matters: Taxes on Items of Other Comprehensive Income.

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	April 1, 2012	Dec. 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$2,934	$3,182
Short-term investments	21,038	23,270
Accounts receivable, less allowance for doubtful accounts	14,182	13,608
Inventories	7,189	6,969
Taxes and other current assets	9,361	9,441
Assets of discontinued operations and other assets held for sale	159	101
Total current assets	54,863	56,571
Long-term investments	10,632	9,814
Property, plant and equipment, less accumulated depreciation	16,192	16,938
Goodwill	45,252	45,067
Identifiable intangible assets, less accumulated amortization	52,801	53,833
Taxes and other noncurrent assets	5,943	5,779
Total assets	$185,683	$188,002

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term debt	$5,526	$4,018
Accounts payable	3,091	3,836
Dividends payable	1	1,796
Income taxes payable	1,930	1,013
Accrued compensation and related items	1,752	2,169
Other current liabilities	14,794	15,237
Total current liabilities	27,094	28,069

Long-term debt	33,543	34,931
Pension benefit obligations	6,181	6,355
Postretirement benefit obligations	3,346	3,344
Noncurrent deferred tax liabilities	19,739	19,597
Other taxes payable	6,984	6,886
Other noncurrent liabilities	5,119	6,199
Total liabilities	102,006	105,381

Commitments and Contingencies

Preferred stock	43	45
Common stock	446	445
Additional paid-in capital	71,786	71,423
Employee benefit trusts	(2)	(3)
Treasury stock	(33,519)	(31,801)
Retained earnings	48,124	46,210
Accumulated other comprehensive loss	(3,622)	(4,129)
Total Pfizer Inc. shareholders’ equity	83,256	82,190
Equity attributable to noncontrolling interests	421	431
Total shareholders’ equity	83,677	82,621
Total liabilities and shareholders’ equity	$185,683	$188,002

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Operating Activities:
Net income before allocation to noncontrolling interests	$1,803	$2,234
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	2,252	2,104
Share-based compensation expense	130	122
Asset write-offs and impairment charges	650	182
Deferred taxes from continuing operations	(404)	(120)
Benefit plan contributions in excess of expense	(71)	(383)
Other non-cash adjustments, net	(28)	(19)
Other changes in assets and liabilities, net of acquisitions and divestitures	(1,558)	522
Net cash provided by operating activities	2,774	4,642

Investing Activities:
Purchases of property, plant and equipment	(254)	(250)
Purchases of short-term investments	(6,344)	(3,352)
Proceeds from redemptions and sales of short-term investments	8,119	2,553
Net proceeds from redemptions and sales of short-term investments with original maturities of 90 days or less	623	5,983
Purchases of long-term investments	(1,184)	(1,932)
Proceeds from redemptions and sales of long-term investments	302	888
Acquisitions, net of cash acquired	(782)	(3,169)
Other investing activities	(29)	4
Net cash provided by investing activities	451	725

Financing Activities:
Proceeds from short-term borrowings	1,561	2,682
Principal payments on short-term borrowings	––	(1,636)
Net payments on short-term borrowings with original maturities of 90 days or less	(1,791)	(584)
Principal payments on long-term debt	(3)	(3,878)
Purchases of common stock	(1,659)	(1,430)
Cash dividends paid	(1,650)	(1,591)
Other financing activities	35	33
Net cash used in financing activities	(3,507)	(6,404)
Effect of exchange-rate changes on cash and cash equivalents	34	32
Net decrease in cash and cash equivalents	(248)	(1,005)
Cash and cash equivalents at beginning of period	3,182	1,735

Cash and cash equivalents at end of period	$2,934	$730

Supplemental Cash Flow Information:
Cash paid/(refunded) during the period for:
Income taxes	$451	$(134)
Interest	508	687

See accompanying Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted. Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three-month periods ended February 26, 2012, and February 27, 2011. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, primarily related to certain inventories (see Note 8. Inventories) and the reclassification of certain investments (See Note 7. Financial Instruments).

On August 1, 2011, we completed the sale of our Capsugel business. In connection with our decision to sell our Capsugel business, we show the operating results of Capsugel as Discontinued operations––net of tax for the three months ended April 3, 2011 (see Note 2B. Acquisitions and Divestitures: Divestitures).

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

B. Adoption of New Accounting Standards

The provisions of the following new accounting and disclosure standards were adopted as of January 1, 2012:

●	Presentation of comprehensive income in financial statements. As a result of adopting this new standard, we have presented a separate Condensed Consolidated Statement of Comprehensive Income.

●
An amendment to the guidelines on the measurement and disclosure of fair value that is consistent between U.S. GAAP and International Financial Reporting Standards. The adoption of this new standard did not have a significant impact on our financial statements.

C. Fair Value

Our fair value methodologies depend on the following types of inputs:

●	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

●
Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable (Level 2 inputs).

●	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

Note 2. Acquisitions and Divestitures

A. Acquisitions

Alacer Corp.

On February 26, 2012, we completed our acquisition of Alacer Corp., a privately owned company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. In connection with this acquisition, we recorded approximately $250 million in Identifiable intangible assets, consisting primarily of the Emergen-C indefinite-lived brand, $86 million in net deferred tax liabilities and approximately $130 million in Goodwill. The allocation of the consideration transferred has not been finalized.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ferrosan Holding A/S

On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan), a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. Due to the fact that financial information included in our fiscal year 2011 consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the year ended November 30, this acquisition is reflected in our condensed consolidated financials in the first fiscal quarter of 2012. Our acquisition of Ferrosan’s consumer healthcare business increases our presence in dietary supplements with a new set of brands and pipeline products. Also, we believe that the acquisition allows us to expand the marketing of Ferrosan’s brands through Pfizer’s global footprint and provide greater distribution and scale for certain Pfizer brands, such as Centrum and Caltrate, in Ferrosan’s key markets. In connection with this acquisition, we recorded approximately $480 million in Identifiable intangible assets, consisting of indefinite-lived and finite-lived brands, $124 million in net deferred tax liabilities, and approximately $230 million in Goodwill. The allocation of the consideration transferred has not been finalized.

B. Divestitures

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. In connection with the decision to sell, the operating results associated with the Capsugel business are classified as Discontinued operations––net of tax in the condensed consolidated statements of income for the three months ended April 3, 2011.

The components of Discontinued operations—net of tax, virtually all of which relate to our former Capsugel business, follow:
Three Months Ended
(millions of dollars)	April 3, 2011
Revenues	$177
Pre-tax income from discontinued operations	$28
Provision for taxes on income(a)	(18)
Income from discontinued operations––net of tax	$10
Discontinued operations––net of tax	$10
(a)	Deferred tax amounts are not significant.

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for the three months ended April 3, 2011.

Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

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

All of our businesses and functions can be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as functions such as information technology, shared services and corporate operations.

Since the acquisition of Wyeth on October 15, 2009, our cost-reduction initiatives announced on January 26, 2009, but not completed as of December 31, 2009, were incorporated into a comprehensive plan to integrate Wyeth’s operations to generate cost savings and to capture synergies across the combined company. In addition, on February 1, 2011, we announced a new productivity initiative to accelerate our strategies to improve innovation and overall productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of costs associated with cost-reduction/productivity initiatives and acquisition activity follow:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Transaction costs(a)	$––	$10
Integration costs(b)	100	179
Restructuring charges(c):
Employee termination costs	267	667
Asset impairments	218	25
Other	11	13
Restructuring charges and certain acquisition-related costs	596	894
Additional depreciation––asset restructuring, recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	79	172
Selling, informational and administrative expenses	2	7
Research and development expenses	259	64
Total additional depreciation––asset restructuring	340	243
Implementation costs, recorded in our condensed consolidated statements of income as follows(e):
Selling, informational and administrative expenses	15	––
Research and development expenses	48	10
Total implementation costs	63	10
Total costs associated with cost-reduction initiatives and acquisition activity	$999	$1,147
(a)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.
(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through April 1, 2012, Employee termination costs represent the expected reduction of the workforce by approximately 59,400 employees, mainly in manufacturing and sales and research, of which approximately 46,300 employees have been terminated as of April 1, 2012. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

The restructuring charges for the three months ended April 1, 2012 are associated with the following:

●
Primary Care operating segment ($3 million), Specialty Care and Oncology operating segment ($3 million), Established Products and Emerging Markets operating segment ($3 million), Animal Health and Consumer Healthcare operating segment ($5 million),  research and development operations ($12 million), manufacturing operations ($152 million) and Corporate ($318 million).

The restructuring charges for the three months ended April 3, 2011 are associated with the following:

●
Primary Care operating segment ($46 million), Specialty Care and Oncology operating segment ($35 million), Established Products and Emerging Markets operating segment ($4 million), Animal Health and Consumer Healthcare operating segment ($10 million), Nutrition operating segment ($2 million), research and development operations ($422 million), manufacturing operations ($75 million) and Corporate ($111 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The asset impairment charges included in restructuring charges in the first quarter of 2012 are based on an estimate of fair value for the related assets. A description follows:
		Fair Value(a)
(millions of dollars)	April 1, 2012	Level 1	Level 2	Level 3	Impairment

Long-lived assets held-for-sale (b)	$112	$—	$112	$—	$218
(a)	See Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.
(b)
Reflects property, plant and equipment and other long-lived assets written down to their fair value of $112 million, less costs to sell of $2 million (a net of $110 million), in the first quarter of 2012. The impairment charges of $218 million are included in Restructuring charges and certain acquisition-related costs. Fair value is determined primarily using a market approach, with various inputs, such as recent sales transactions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of restructuring charges follow:
	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2012	Through April 1, 2012(a)	As of April 1, 2012(b)

Employee termination costs	$10,869	$8,638	$2,231
Asset impairments	2,782	2,782	––
Other	1,033	949	84
Total restructuring charges	$14,684	$12,369	$2,315
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.4 billion) and Other noncurrent liabilities ($891 million).

Note 4. Other Deductions—Net

The components of Other deductions––net follow:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Interest income(a)	$(81)	$(105)
Interest expense(a)	390	458
Net interest expense	309	353
Royalty-related income	(97)	(171)
Net gains on asset disposals	(7)	(12)
Certain legal matters, net(b)	814	501
Certain asset impairment charges(c)	432	157
Other, net	206	(1)
Other deductions––net	$1,657	$827
(a)
Interest income decreased in 2012 due to lower interest rates earned on investments. Interest expense decreased in 2012 due to lower long- and short-term debt balances and the effective conversion of some fixed-rate liabilities to floating-rate liabilities by using interest rate swaps.

(b)
In 2012, primarily relates to a $450 million charge in connection with an agreement-in-principle to settle a lawsuit by Brigham Young University related to Celebrex and charges for hormone-replacement therapy litigation. In 2011, primarily relates to charges for hormone-replacement therapy litigation (see Note 12. Commitments and Contingencies).

(c)
In 2012, primarily includes intangible asset impairments of approximately $395 million reflecting (i) $297 million of in-process research and development (IPR&D) that targeted autoimmune and inflammatory diseases, (ii) $45 million related to our Consumer Healthcare indefinite-lived brand, Robitussin, and (iii) $53 million of developed technology rights comprising the impairments of two assets. See also the table below. In 2011, relates to IPR&D for the treatment of a certain autoimmune and inflammatory disease. The impairment charges reflect, among other things, the impact of new scientific findings for IPR&D, and an increased competitive environment for Robitussin.

The intangible asset impairment charges included in Other deductions––net in the first quarter of 2012 are based on an estimate of fair value for the related assets. A description follows:
		Fair Value(a)
(millions of dollars)	April 1, 2012	Level 1	Level 2	Level 3	Impairment

Intangible assets – IPR&D	$––	$––	$––	$––	$297
Intangible assets – Other	516	––	––	516	98
Total(b)(c)	$516	$––	$––	$516	$395
(a)	See Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.
(b)
Reflects intangible assets written down to their fair value of $516 million in the first quarter of 2012. The impairment charges of $395 million are included in Other deductions––net. When we are required to determine the fair value of intangible assets other than goodwill, we use an income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk associated with in-process research and development assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

(c)	Included in Identifiable intangible assets, less accumulated amortization.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 29.4% for the first quarter of 2012, compared to 28.7% for the first quarter of 2011. The higher tax rate for the first quarter of 2012 is primarily due to a change in the jurisdictional mix of earnings and the impact of the expiration of the U.S. research and development tax credit.

B. Taxes on Items of Other Comprehensive Income

The components of taxes on Other comprehensive income follow:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Taxes on Other Comprehensive Income
Foreign currency translation adjustments(a)	$67	$40

Unrealized holding gains/(losses) on derivative financial instruments	159	126
Reclassification adjustments for realized gains	(115)	(194)
	44	(68)

Unrealized gains/(losses) on available-for-sale securities	14	(3)
Reclassification adjustments for realized losses	7	1
	21	(2)

Benefit plans: Actuarial gains/(losses)	––	––
Reclassification adjustments related to amortization	44	25
Reclassification adjustments related to curtailments and settlements, net	43	19
Other	(1)	(27)
	86	17

Benefit plan: Prior service (costs)/credits and other	––	––
Reclassification adjustments related to amortization	(8)	(7)
Reclassification adjustments related to curtailments and settlements, net	(4)	(4)
Other	(2)	(4)
	(14)	(15)

Tax expense/(benefit) on other comprehensive income	$204	$(28)
(a)	Taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

C. Tax Contingencies

We are subject to income tax in many jurisdictions, and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. All of our tax positions are subject to audit by the local taxing authorities in each tax jurisdiction. These tax audits can involve complex issues, interpretations and judgments and the resolution of matters may span multiple years, particularly if subject to negotiation or litigation. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution.

The United States is one of our major tax jurisdictions and we are regularly audited by the U.S. Internal Revenue Service (IRS):

●	With respect to Pfizer Inc., tax years 2006-2010 are currently under audit. Tax years 2011-2012 are not yet under audit. All other tax years are closed.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	With respect to Wyeth, tax years 2006 through the Wyeth acquisition date (October 15, 2009) are currently under audit. All other tax years are closed.

●
With respect to King Pharmaceuticals, Inc. (King), tax year 2008 is currently under audit, and for Alpharma Inc. (a subsidiary of King) tax years 2005-2007 are currently under audit. Tax years 2009 through the date of acquisition (January 31, 2011) are open but not under audit. All other tax years are closed. The open tax years and audits for King and its subsidiaries are not considered material to Pfizer.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (1998-2012), Japan (2006-2012), Europe (2002-2012, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany) and Puerto Rico (2007-2012).

Note 6. Accumulated Other Comprehensive Income/(Expense), Excluding Noncontrolling Interests

Changes, net of tax, in accumulated other comprehensive income/(expense) follow:
	Net Unrealized Gain/(Losses)			Benefit Plans
(millions of dollars)	Currency Translation Adjustment And Other	Derivative Financial Instruments	Available For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/ Credits And Other	Accumulated Other Comprehensive Income/(Expense)

Balance, January 1, 2012	$944	$(361)	$46	$(5,120)	$362	$(4,129)
Other comprehensive income/(expense)(a)	197	83	76	167	(16)	507
Balance, April 1, 2012	$1,141	$(278)	$122	$(4,953)	$346	$(3,622)
(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $1 million loss for the first quarter of 2012.

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

Information about certain of our financial assets and liabilities follows:
(millions of dollars)	April 1, 2012	Dec. 31, 2011
Selected financial assets measured at fair value on a recurring basis(a) :
Trading securities(b)	$138	$154
Available-for-sale debt securities(c)	27,855	29,179
Available-for-sale money market funds(d)	1,639	1,727
Available-for-sale equity securities, excluding money market funds(c)	371	317
Derivative financial instruments in receivable positions(e):
Interest rate swaps	825	1,033
Foreign currency forward-exchange contracts	240	349
Foreign currency swaps	93	17
Total	31,161	32,776
Other selected financial assets(f):
Held-to-maturity debt securities, carried at amortized cost(c)	1,591	1,587
Private equity securities, carried at equity method or at cost(g)	1,010	1,020
Total	2,601	2,607
Total selected financial assets	$33,762	$35,383
Financial liabilities measured at fair value on a recurring basis(a):
Derivative financial instruments in a liability position(h):
Foreign currency swaps	$539	$1,396
Foreign currency forward-exchange contracts	278	355
Interest rate swaps	26	14
Total	843	1,765
Other financial liabilities(i):
Short-term borrowings, carried at historical proceeds, as adjusted(f)	5,526	4,018
Long-term debt, carried at historical proceeds, as adjusted(j), (k)	33,543	34,931
Total	39,069	38,949
Total selected financial liabilities	$39,912	$40,714
(a)
We use a market approach in valuing financial instruments on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except that included in available-for-sale equity securities, excluding money market funds, are $131 million as of April 1, 2012 and $85 million as of December 31, 2011 of investments that use Level 1 inputs in the calculation of fair value, and $16 million as of April 1, 2012 and $25 million as of December 31, 2011 that use Level 3 inputs.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)	Trading securities are held in trust for legacy business acquisition severance benefits.
(c)	Gross unrealized gains and losses are not significant.
(d)
Includes approximately $625 million as of April 1, 2012 and December 31, 2011 of money market funds held in escrow to secure certain of Wyeth’s payment obligations under its 1999 Nationwide Class Action Settlement Agreement, which relates to litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin. The amount also includes $372 million as of April 1, 2012 and $357 million as of December 31, 2011 of money market funds held in trust in connection with the asbestos litigation involving Quigley Company, Inc., a wholly owned subsidiary.

(e)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $123 million and foreign currency swaps with fair values of $16 million at April 1, 2012; and foreign currency forward-exchange contracts with fair values of $169 million and interest rate swaps with fair values of $8 million at December 31, 2011.

(f)
The differences between the estimated fair values and carrying values of these financial assets and liabilities not measured at fair value on a recurring basis were not significant as of April 1, 2012 or December 31, 2011. Held-to-maturity debt securities and our short-term and long-term debt fair value are based on Level 2 valuations using a market approach. Fair value measurements for private equity securities are based on Level 3 valuations using a market approach.

(g)	Our private equity securities represent investments in the life sciences sector.
(h)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $190 million and foreign currency swaps with fair values of $99 million at April 1, 2012; and foreign currency forward-exchange contracts with fair values of $141 million and foreign currency swaps with fair values of $123 million at December 31, 2011.

(i)	Some carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.
(j)	Includes foreign currency debt with fair values of $855 million at April 1, 2012 and $919 million at December 31, 2011, which are used as hedging instruments.
(k)	The fair value of our long-term debt is $38.6 billion at April 1, 2012 and $40.1 billion at December 31, 2011.

These selected financial assets and liabilities are presented in the Condensed Consolidated Balance Sheets as follows:
(millions of dollars)	April 1, 2012	Dec. 31, 2011
Assets:
Cash and cash equivalents	$934	$900
Short-term investments	21,038	23,270
Long-term investments	10,632	9,814
Taxes and other current assets(a)	294	357
Taxes and other noncurrent assets(b)	864	1,042
Total	$33,762	$35,383
Liabilities:
Short-term borrowings, including current portion of long-term debt	$5,526	$4,018
Other current liabilities(c)	283	459
Long-term debt	33,543	34,931
Other noncurrent liabilities(d)	560	1,306
Total	$39,912	$40,714
(a)
As of April 1, 2012, derivative instruments at fair value include foreign currency forward-exchange contracts ($240 million), foreign currency swaps ($33 million) and interest rate swaps ($21 million) and, at December 31, 2011, include foreign currency forward-exchange contracts ($349 million) and interest rate swaps ($8 million).

(b)
As of April 1, 2012, derivative instruments at fair value include interest rate swaps ($804 million) and foreign currency swaps ($60 million) and, at December 31, 2011, include interest rate swaps ($1.0 billion) and foreign currency swaps ($17 million).

(c)
At April 1, 2012, derivative instruments at fair value include foreign currency forward-exchange contracts ($278 million) and foreign currency swaps ($5 million) and, at December 31, 2011, include foreign currency forward-exchange contracts ($355 million) and foreign currency swaps ($104 million).

(d)
At April 1, 2012, derivative instruments at fair value include foreign currency swaps ($534 million) and interest rate swaps ($26 million) and, at December 31, 2011, include foreign currency swaps ($1.3 billion) and interest rate swaps ($14 million).

There were no significant impairments of financial assets recognized in the first three months of 2012 or 2011.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The contractual maturities of the available-for-sale and held-to-maturity debt securities follow:
	Years
(millions of dollars)	Within 1	Over 1 to 5	Over 5 to 10	Total as of April 1, 2012
Available-for-sale debt securities:
Western European, Scandinavian and other government debt	$9,744	$1,567	$––	$11,311
Corporate debt(a)	2,606	2,546	382	5,534
U.S. Government debt	4,395	––	257	4,652
Western European, Scandinavian and other government agency debt	2,195	305	––	2,500
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	––	2,270	1	2,271
Supranational debt	1,149	438	––	1,587
Held-to-maturity debt securities:
Certificates of deposit and other	1,202	381	8	1,591
Total debt securities	$21,291	$7,507	$648	$29,446
(a)	Largely issued by above-investment-grade institutions in the financial services sector.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $2.7 billion as of April 1, 2012 and December 31, 2011, respectively.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of April 1, 2012, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $46.8 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.4 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of April 1, 2012, the aggregate notional amount of interest rate derivative financial instruments is $12.3 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk follows:
	Amount of Gains/(Losses) Recognized in OID(a) (b) (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a) (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a) (d)
(millions of dollars)	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Three Months Ended

Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$428	$305	$300	$506

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	(1)	2	125	33	––	––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency forward-exchange contracts	(127)	(197)	––	––	––	––
Foreign currency swaps	(23)	30	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	––	––	––	43	––	––
Foreign currency long-term debt	––	––	50	28	––	––
All other net	(1)	(1)	9	2	––	4
Total	$(152)	$(166)	$612	$411	$300	$510
(a)
OID = Other (income)/deductions—net, included in the income statement account, Other deductions—net. OCI = Other comprehensive income/(loss), included in the balance sheet account Accumulated other comprehensive loss.

(b)	Also includes gains and losses attributable to the hedged risk in fair value hedge relationships.
(c)	There was no significant ineffectiveness in the first quarters of 2012 or 2011.
(d)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(loss)–– unrealized holding gains/(losses) on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––foreign currency translation adjustments.

For information about the fair value of our derivative financial instruments, and the impact on our Condensed Consolidated Balance Sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of April 1, 2012, the aggregate fair value of these derivative instruments that are in a liability position is $287 million, for which we have posted collateral of $297 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on April 1, 2012, we would have been required to post an additional $111 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

E. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of April 1, 2012, we had $2.8 billion due from a well-diversified, highly rated group (S&P ratings of mostly A+ or better) of bank counterparties around the world. See Note 7B. Financial Instruments: Investments in Debt Securities above for a distribution of our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of April 1, 2012, we received cash collateral of $460 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Inventories

The components of inventories follow:
(millions of dollars)	April 1, 2012	Dec. 31, 2011

Finished goods	$2,939	$2,543
Work-in-process	3,315	3,541
Raw materials and supplies	935	885
Total inventories	$7,189	$6,969
Noncurrent portion not included above(a)	$755	$800
(a)	Included in Taxes and other noncurrent assets. There are no recoverability issues associated with these amounts.

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

The components and changes in the carrying amount of goodwill follow:
(millions of dollars)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Animal Health and Consumer Healthcare	Nutrition	Total

Balance, December 31, 2011	$6,229	$17,097	$18,746	$2,497	$498	$45,067
Additions(a)	—	—	—	361	—	361
Other(b)	(24)	(66)	(73)	(17)	4	(176)
Balance, April 1, 2012	$6,205	$17,031	$18,673	$2,841	$502	$45,252
(a)	Related to our acquisitions of Alacer and Ferrosan, see Note 2A. Acquisitions and Divestitures: Acquisitions.
(b)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

Balance Sheet Information

The components of identifiable intangible assets follow:
	April 1, 2012			December 31, 2011
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets:
Developed technology rights	$73,127	$(33,447)	$39,680	$73,088	$(32,013)	$41,075
Brands	1,938	(709)	1,229	1,678	(687)	991
License agreements	440	(246)	194	425	(215)	210
Other	651	(398)	253	623	(362)	261
Total finite-lived intangible assets	76,156	(34,800)	41,356	75,814	(33,277)	42,537
Indefinite-lived intangible assets:
Brands	10,480	—	10,480	10,027	—	10,027
In-process research and development	892	—	892	1,197	—	1,197
Trademarks	73	—	73	72	—	72
Total indefinite-lived intangible assets	11,445	—	11,445	11,296	—	11,296
Total identifiable intangible assets(a)	$87,601	$(34,800)	$52,801	$87,110	$(33,277)	$53,833
(a)
The decrease is primarily related to amortization, as well as impairment charges (see Note 4. Other Deductions—Net), partially offset by the assets acquired as part of the acquisitions of Ferrosan and Alacer (see Note 2A. Acquisitions and Divestitures: Acquisitions) and the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 1, 2012, our identifiable intangible assets are associated with the following, as a percentage of identifiable intangible assets, less accumulated amortization:

●	Developed Technology Rights: Specialty Care (65%); Established Products (17%); Primary Care (14%); Animal Health (2%); Oncology (1%); and Nutrition (1%)

●	Brands, finite-lived: Consumer Healthcare (66%); Established Products (23%); and Animal Health (11%)

●	Brands, indefinite-lived: Consumer Healthcare (53%); Established Products (25%); and Nutrition (22%)

●	IPR&D: Worldwide Research and Development (43%); Specialty Care (19%); Primary Care (19%); Established Products (10%); Oncology (7%); and Animal Health (2%)

There are no percentages for our Emerging Markets business unit as it is a geographic-area unit, not a product-based unit. The carrying value of the assets associated with our Emerging Markets business unit is included within the assets associated with the other four biopharmaceutical business units.

Amortization

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as it benefits multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses and Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.5 billion and $1.4 billion for the first quarter of 2012 and 2011, respectively.

Impairment Charges

For information about impairments of intangible assets, see Note 4. Other Deductions––Net.

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield a successful product. The nature of the biopharmaceutical business is high-risk and, as such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future.

Note 10. Pension and Postretirement Benefit Plans

The components of net periodic benefit costs follow:
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(millions of dollars)	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Three Months Ended:
Service cost	$96	$90	$10	$9	$55	$62	$18	$17
Interest cost	183	185	17	19	103	111	46	49
Expected return on plan assets	(245)	(221)	––	––	(108)	(109)	(9)	(9)
Amortization of:
Actuarial losses	80	35	11	9	18	21	8	4
Prior service credits	(3)	(2)	(1)	(1)	(2)	(1)	(12)	(14)
Curtailments and settlements––net	44	17	13	12	(10)	(2)	(11)	(6)
Special termination benefits	5	5	10	7	2	3	2	––
Net periodic benefit costs	$160	$109	$60	$55	$58	$85	$42	$41
(a)
The increase in net periodic benefit costs in the first three months of 2012, compared to the first three months of 2011, for our U.S. qualified plans was primarily driven by a decrease in the discount rate and lower than expected actual returns during 2011 and higher settlement charges associated with ongoing restructuring initiatives.

The increase in net periodic benefit costs in the first three months of 2012, compared to the first three months of 2011, for our U.S. supplemental (non-qualified) pension plans was primarily driven by higher special termination benefits.

(b)
The decrease in net periodic benefit costs in the first three months of 2012, compared to the first three months of 2011, for our international pension plans was primarily driven by changes in assumptions in our U.K. plans in 2011 and higher curtailment gains associated with ongoing restructuring initiatives.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the first quarter of 2012, we contributed from our general assets: $20 million to our U.S. qualified plans, $83 million to our U.S. supplemental (non-qualified) pension plans, $116 million to our international pension plans and $172 million to our postretirement plans.

During 2012, we expect to contribute from our general assets a total of $20 million to our U.S. qualified pension plans, $137 million to our U.S. supplemental (non-qualified) pension plans, $432 million to our international pension plans and $364 million to our postretirement plans. Contributions expected to be made for 2012 are inclusive of amounts contributed during the first quarter of 2012. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Share Attributable to Common Shareholders

Basic and diluted earnings per share (EPS) were computed using the following data:
	Three Months Ended
(millions)	April 1, 2012	April 3, 2011

EPS Numerator––Basic:
Income from continuing operations	$1,803	$2,224
Less: Net income attributable to noncontrolling interests	9	12
Income from continuing operations attributable to Pfizer Inc.	1,794	2,212
Less: Preferred stock dividends––net of tax	––	––
Income from continuing operations attributable to Pfizer Inc. common shareholders	1,794	2,212
Discontinued operations––net of tax	––	10
Net income attributable to Pfizer Inc. common shareholders	$1,794	$2,222

EPS Numerator––Diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$1,794	$2,212
Discontinued operations––net of tax	––	10
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$1,794	$2,222

EPS Denominator:
Weighted-average number of common shares outstanding––Basic	7,537	7,982
Common-share equivalents: stock options, stock issuable under employee compensation plans andconvertible preferred stock	61	53
Weighted-average number of common shares outstanding––Diluted	7,598	8,035

Stock options that had exercise prices greater than the average market price of our commonstock issuable under employee compensation plans(a)	223	290
(a)
These common stock equivalents were outstanding during the first quarter of 2012 and 2011, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Notes to Condensed Consolidated Financial Statements––Note 5C. Tax Matters: Tax Contingencies.

LEGAL PROCEEDINGS

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

●
Product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities-law, antitrust and breach of contract claims, among others, often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	Commercial and other litigation, which can include merger-related and product-pricing claims and environmental claims and proceedings, can involve complexities that will vary from matter to matter.

●	Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other countries.

Certain of these contingencies could result in losses, including damages, fines and/or civil penalties, and/or criminal charges, which could be substantial.

We believe that our claims and defenses in these matters are substantial, but litigation is inherently unpredictable and excessive verdicts do occur. We do not believe that any of these matters will have a material adverse effect on our financial position. However, we could incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations or cash flows in the period in which the amounts are paid and/or accrued.

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

Amounts recorded for legal and environmental contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

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

A. Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic manufacturer. Also, counterclaims, as well as various independent actions, have been filed claiming that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of the antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products are being challenged in various other countries.

ACTIONS IN WHICH WE ARE THE PLAINTIFF AND CERTAIN RELATED ACTIONS

Lipitor (atorvastatin)
In February 2012, our previously reported patent-infringement action related to Lipitor against Apotex Inc. in the U.S. District Court for the Northern District of Illinois was settled on terms that are not material to Pfizer.

In the U.K., while the basic patent for Lipitor expired in November 2011, the exclusivity period was extended by six months to May 6, 2012 by virtue of the supplementary protection certificate and pediatric extension. In September 2011, Dr. Reddy’s Laboratories (U.K.) Limited filed an action in the High Court of Justice seeking revocation of the six-month pediatric extension and damages resulting from the inability to launch its generic Lipitor product during the pediatric extension period in the U.K. and certain other EU markets. We are defending this action, which is based upon the interpretation of the European Union Pediatric Medicines Regulation.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Viagra (sildenafil)
In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries Ltd. (Teva Pharmaceutical Industries), which had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Viagra. Teva USA and Teva Pharmaceutical Industries assert the invalidity and non-infringement of the Viagra use patent, which (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil) expires in 2020, but have not challenged the basic patent, which (including the six-month pediatric exclusivity period) expires in September 2012. In August 2011, the court ruled that our Viagra use patent is valid and infringed, thereby preventing Teva USA and Teva Pharmaceutical Industries from receiving approval for a generic version of Viagra before 2020. In September 2011, Teva USA and Teva Pharmaceutical Industries appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

In October 2010, we filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis, Inc. and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, but have not challenged the basic patent.

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

Detrol and Detrol LA (tolterodine)
In January 2008, Impax Laboratories, Inc. (Impax) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. Impax is challenging on various grounds the basic patent, which (including the six-month pediatric exclusivity period) expires in September 2012, and three formulation patents, which (including the six-month pediatric exclusivity period) expire in 2020. We filed an action against Impax in the U.S. District Court for the Southern District of New York asserting the infringement of the basic patent and two of the formulation patents. This action subsequently was transferred to the U.S. District Court for the District of New Jersey.

In March 2008 and May 2010, respectively, Sandoz, Inc., a division of Novartis AG (Sandoz), and Mylan Pharmaceuticals Inc. notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Detrol LA.  Mylan Pharmaceuticals Inc. asserts and Sandoz asserted the invalidity and/or non-infringement of three formulation patents for Detrol LA., but they did not challenge the basic patent. In June 2010, we filed actions against Sandoz and Mylan Pharmaceuticals Inc. in the U.S. District Court for the District of New Jersey asserting the infringement of two of the formulation patents. In March 2012, the action against Sandoz was settled on terms that are not material to Pfizer.

In April 2011, Impax notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol. Impax asserts the non-infringement of the basic patent, which (including the six-month pediatric exclusivity period) expires in September 2012.  In June 2011, we filed an action against Impax in the U.S. District Court for the District of New Jersey asserting infringement of the basic patent.

Lyrica (pregabalin)
Beginning in March 2009, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules and, in the case of one generic manufacturer, Lyrica oral solution. Each of the generic manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, which expire in 2013 and 2018. Each of the generic manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica. All of these cases have been consolidated in the District of Delaware.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2010, Novel Laboratories, Inc. (Novel) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lyrica oral solution and asserting the invalidity and/or infringement of our three patents for Lyrica referred to above. In January 2011, we filed an action against Novel in the U.S. District Court for the District of Delaware asserting the validity and infringement of all three patents.

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

In October 2011, Alembic Pharmaceuticals Limited (Alembic) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lyrica capsules and asserting the invalidity of the basic patent. In December 2011, we filed an action against Alembic in the U.S. District Court for the District of Delaware asserting the validity and infringement of the basic patent.

We also have filed patent-infringement actions in Canada against certain generic manufacturers who are seeking approval to market generic versions of Lyrica capsules in that country.

Zyvox (linezolid)
In December 2009, Teva Parenteral Medicines Inc. (Teva Parenteral) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Zyvox. Teva Parenteral asserted the invalidity and non-infringement of the basic Zyvox patent, which (including the six-month pediatric exclusivity period) expires in 2015, and another patent that expires in 2021. In January 2010, we filed suit against Teva Parenteral in the U.S. District Court for the District of Delaware asserting the infringement of the basic patent.  In January 2012, this action was settled on terms that are not material to Pfizer.

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

Avinza (morphine sulfate)
King Pharmaceuticals, Inc. (King) and Elan Pharma International LTD (EPI) brought a patent-infringement action in the U.S. District Court for the District of New Jersey against Sandoz in July 2009 as the result of its abbreviated new drug application with the FDA seeking approval to market a generic version of Avinza. Sandoz is challenging a formulation patent for Avinza, which is owned by EPI, that expires in 2017.

EpiPen
King brought patent-infringement actions against Sandoz in the U.S. District Court for the District of New Jersey in July 2010 and against Teva Pharmaceutical Industries in the U.S. District Court for the District of Delaware in August 2009 as the result of their abbreviated new drug applications with the FDA seeking approval to market epinephrine injectable products. Sandoz is challenging and Teva Pharmaceutical Industries challenged two patents, which expire in 2025, covering the next generation autoinjector for use with epinephrine that is sold under the EpiPen brand name. In April 2012, the action against Teva Pharmaceutical Industries was settled. Under the settlement agreement, Teva Pharmaceutical Industries may launch its epinephrine injectable product on June 22, 2015 or earlier under certain circumstances, subject to approval by the FDA.

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

Torisel (temsirolimus)
In November 2011, Sandoz and Accord Healthcare, Inc. USA and certain of its affiliates (collectively, Accord) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Torisel. Sandoz and Accord assert the invalidity and non-infringement of two patents for Torisel, including the basic patent, which expires in 2014. In December 2011, we filed suit against Sandoz and Accord in the U.S. District Court for the District of Delaware asserting the infringement of, and defending against the allegation of the invalidity of, the basic patent.

ACTION IN WHICH WE ARE THE DEFENDANT AND A RELATED ACTION

ReFacto AF and Xyntha
In February 2008, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed suit against Wyeth and a subsidiary of Wyeth in the U.S. District Court for the Eastern District of Texas alleging that Wyeth’s ReFacto AF and Xyntha products infringe two Novartis patents.  Novartis’s complaint seeks damages, including treble damages, for alleged willful infringement.  Wyeth and its subsidiary assert, among other things, the invalidity and non-infringement of the Novartis patents. In November 2009, Novartis added a third patent to its infringement claim against Wyeth and its subsidiary. In August 2010, Novartis granted Wyeth and its subsidiary a covenant not to sue on the third patent and withdrew that patent from its pending action.

In May 2008, a subsidiary of Wyeth filed suit in the U.S. District Court for the District of Delaware against Novartis seeking a declaration that the two Novartis patents initially asserted against Wyeth and its subsidiary in the action referred to in the preceding paragraph are invalid on the ground that the Wyeth subsidiary was the first to invent the subject matter. In February 2010, the District of Delaware declined to invalidate those two Novartis patents. In March 2010, the Wyeth subsidiary appealed the decision to the U.S. Court of Appeals for the Federal Circuit. In August 2011, the Federal Circuit affirmed the District Court’s decision. In November 2011, the Federal Circuit denied the Wyeth subsidiary’s petition for a rehearing. The Federal Circuit’s decision does not address the defenses that Wyeth and its subsidiary are asserting in the action referred to in the previous paragraph.

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

In September 2004, Quigley filed a petition in the U.S. Bankruptcy Court for the Southern District of New York seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. In March 2005, Quigley filed a reorganization plan in the Bankruptcy Court that needed the approval of 75% of the voting claimants, as well as the Bankruptcy Court and the U.S. District Court for the Southern District of New York. In connection with that filing, Pfizer entered into settlement agreements with lawyers representing more than 80% of the individuals with claims related to Quigley products against Quigley and Pfizer. The agreements provide for a total of $430 million in payments, of which $215 million became due in December 2005 and has been and is being paid to claimants upon receipt by Pfizer of certain required documentation from each of the claimants. The reorganization plan provided for the establishment of a trust (the Trust) for the evaluation and, as appropriate, payment of all unsettled pending claims, as well as any future claims alleging injury from exposure to Quigley products.

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

Following the execution of the settlement agreement with the Ad Hoc Committee, Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in April 2011. Under the revised plan, and consistent with the additional charges recorded in 2010 referred to above, we expect to contribute an additional amount to the Trust, if and when the Bankruptcy Court confirms the plan, of cash and non-cash assets (including insurance proceeds) with a value in excess of $550 million. The Bankruptcy Court must find that the revised plan meets the requisite standards of the U.S. Bankruptcy Code before it confirms the plan. We expect that, if approved by claimants, confirmed by the Bankruptcy Court and the District Court and upheld on any subsequent appeal, the revised reorganization plan will result in the District Court entering a permanent injunction directing pending claims, as well as future claims, alleging personal injury from exposure to Quigley products to the Trust, subject to the recent decision of the Second Circuit discussed below. There is no assurance that the plan will be confirmed by the courts.

In April 2012, the U.S. Court of Appeals for the Second Circuit affirmed a ruling by the U.S. District Court for the Southern District of New York that the Bankruptcy Court’s preliminary injunction in the Quigley bankruptcy proceeding does not prohibit actions directly against Pfizer Inc. for alleged personal injury from exposure to Quigley products based on the “apparent manufacturer” theory of liability under Pennsylvania law. The Second Circuit’s decision is procedural and does not address the merits of the plaintiffs’ claims under Pennsylvania law. We are seeking reconsideration of the decision by the Second Circuit.

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

Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of March 31, 2012, approximately 67,700 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Celebrex and Bextra

●	Securities and ERISA Actions

Beginning in late 2004, actions, including purported class actions, were filed in various federal and state courts against Pfizer, Pharmacia Corporation (Pharmacia) and certain current and former officers, directors and employees of Pfizer and Pharmacia. These actions include (i) purported class actions alleging that Pfizer and certain current and former officers of Pfizer violated federal securities laws by misrepresenting the safety of Celebrex and Bextra, and (ii) purported class actions filed by persons who claim to be participants in the Pfizer or Pharmacia Savings Plan alleging that Pfizer and certain current and former officers, directors and employees of Pfizer or, where applicable, Pharmacia and certain former officers, directors and employees of Pharmacia, violated certain provisions of the Employee Retirement Income Security Act of 1974 (ERISA) by selecting and maintaining Pfizer stock or Pharmacia stock as an investment alternative when it allegedly no longer was a suitable or prudent investment option. In June 2005, the federal securities and ERISA actions were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Pfizer Inc. Securities, Derivative and "ERISA" Litigation MDL-1688) in the U.S. District Court for the Southern District of New York. In the federal securities actions in the Multi-District Litigation, the court in March 2012 certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005.

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

In October 2007, the court granted the defendants’ motion for summary judgment and dismissed the plaintiffs’ claims. In November 2007, the plaintiffs appealed the decision to the U.S. Court of Appeals for the Third Circuit. In January 2009, the Third Circuit vacated the District Court’s grant of summary judgment in favor of the defendants and remanded the case to the District Court for further proceedings. The Third Circuit also held that the District Court erred in determining that the class period ended on February 6, 2001, and directed that the class period end on August 5, 2001. In June 2009, the District Court stayed proceedings in the case pending a determination by the U.S. Supreme Court with regard to the defendants’ petition for certiorari seeking reversal of the Third Circuit’s decision. In May 2010, the U.S. Supreme Court denied the defendants’ petition for certiorari, and the case was remanded to the District Court for further proceedings.

●	Other

Pfizer and several predecessor and affiliated companies, including Monsanto Company (Monsanto), are defendants in an action brought by Brigham Young University (BYU) and a BYU professor in the U.S. District Court for the District of Utah alleging, among other things, breach by Monsanto of a 1991 research agreement with BYU. Plaintiffs claim that research under that agreement led to the discovery of Celebrex and that, as a result, they are entitled to a share of the profits from Celebrex sales. Plaintiffs seek, among other things, compensatory and punitive damages and equitable relief. On April 28, 2012, the defendants reached an agreement-in-principle to settle this action for $450 million, and we recorded a charge in that amount in the first quarter of 2012. The agreement-in-principle followed mediation that began on April 27, 2012, in advance of a trial that was scheduled to begin in May 2012. Prior to that mediation, due to widely disparate views of the claims, the parties had not engaged in significant settlement discussions. Final resolution of the action is subject to the execution of a definitive settlement agreement.

Various Drugs: Off-Label Promotion Actions

●	Securities Action

In May 2010, a purported class action was filed in the U.S. District Court for the Southern District of New York against Pfizer and several of our current and former officers. The complaint alleges that the defendants violated federal securities laws by making or causing Pfizer to make false statements, and by failing to disclose or causing Pfizer to fail to disclose material information, concerning the alleged off-label promotion of certain pharmaceutical products, alleged payments to physicians to promote the sale of those products and government investigations related thereto.  Plaintiffs seek damages in an unspecified amount. In March 2012, the court certified a class consisting of all persons who purchased Pfizer common stock in the U.S. or on U.S. stock exchanges between January 19, 2006 and January 23, 2009 and were damaged as a result of the decline in the price of Pfizer common stock allegedly attributable to the claimed violations.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	Actions by Health Care Service Corporation

In June 2010, Health Care Service Corporation (HCSC), for itself and its affiliates, Blue Cross and Blue Shield plans in Illinois, New Mexico, Oklahoma and Texas, filed an action against us in the U.S. District Court for the Eastern District of Texas. In July 2010, HCSC amended its complaint. The complaint, as amended, alleges that we engaged in deceptive marketing activities, including off-label promotion, and the payment of improper remuneration to healthcare professionals with respect to Bextra and Celebrex in violation of, among other things, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and the Illinois Consumer Fraud Act. In December 2010, this action was transferred to a Multi-District Litigation (In re Celebrex and Bextra Marketing, Sales Practices and Product Liability Litigation MDL-1699) in the U.S. District Court for the Northern District of California. In July 2010, HCSC also filed a separate lawsuit against us in the U.S. District Court for the Eastern District of Texas including substantially similar allegations regarding Geodon, Lyrica and Zyvox. In this latter action, in October 2011, HCSC filed an amended complaint that is substantially similar to the original complaint, except that it no longer includes allegations regarding Lyrica or claims under the Illinois Consumer Fraud Act. In both actions, HCSC seeks to recover the amounts that it paid for the specified drugs on behalf of its members in Illinois, New Mexico, Oklahoma, and Texas, as well as treble damages and punitive damages.

Hormone-Replacement Therapy

●	Personal Injury and Economic Loss Actions

Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in approximately 10,000 actions in various federal and state courts alleging personal injury or economic loss related to the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Although new actions are occasionally filed, the number of new actions was not significant in the first quarter of 2012, and we do not expect a substantial change in the rate of new actions being filed. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products).  The federal cases have been transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

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

Pfizer and its affiliated companies have prevailed in many of the hormone-replacement therapy actions that have been resolved to date, whether by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment notwithstanding the verdict; a number of these cases have been appealed by the plaintiffs. Certain other hormone-replacement therapy actions have resulted in verdicts for the plaintiffs and have included the award of compensatory and, in some instances, punitive damages; each of these cases has been appealed by Pfizer and/or its affiliated companies. The decisions in a few of the cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been upheld by the appellate courts, while several other cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been remanded by the appellate courts to their respective trial courts for further proceedings. Trials of additional hormone-replacement therapy actions are underway or scheduled in 2012.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 1, 2012, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 60% of the hormone-replacement therapy actions pending against us and our affiliated companies. Since the inception of this litigation, we have recorded aggregate charges with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of $896 million. In addition, we have recorded aggregate charges of $330 million that provide for the minimum expected costs to resolve all remaining hormone-replacement therapy actions against Pfizer and its affiliated companies, consistent with our current ability to quantify such future costs. The $330 million charges are an estimate and, while we cannot reasonably estimate the range of reasonably possible loss in excess of the amounts accrued for these contingencies given the uncertainties inherent in this product liability litigation, as described below, additional charges may be required in the future.

Most of the unresolved actions against Pfizer and/or its affiliated companies have been outstanding for more than five years and could take many more years to resolve. However, opportunistic settlements could occur at any time. The litigation process is time-consuming, as every hormone-replacement action being litigated involves contested issues of medical causation and knowledge of risk. Even though the vast majority of hormone-replacement therapy actions concern breast cancer, the underlying facts (e.g., medical causation, family history, reliance on warnings, physician/patient interaction, analysis of labels, actual, provable injury and other critical factors) can differ significantly from action to action, and the process of discovery has not yet begun for a majority of the unresolved actions. Our ability to estimate the range of possible loss in excess of amounts accrued is complicated by these factors. In addition, the hormone-replacement therapy litigation involves fundamental issues of science and medicine that often are uncertain and continue to evolve. Key scientific court rulings may have a significant impact on the litigation as a whole. An integral part of the litigation process involves understanding the evolving science, as well as seeking key scientific rulings. Equally important, the discovery process is lengthy and complex and has not yet begun for a majority of the unresolved actions. Therefore, we may not have sufficient information to determine the percentage of unresolved actions that could be impacted by scientific developments and/or key scientific rulings. Our ability to estimate the range of possible loss in excess of amounts accrued is complicated by these fundamental issues of science and medicine, because we do not know how the science may evolve, how the courts will rule on key motions or which unresolved actions will be impacted by these scientific matters.

Accordingly, we cannot reasonably estimate the range of possible loss in excess of amounts accrued for these contingencies.

●	Government Inquiries; Action by the State of Nevada

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

Effexor

●	Personal Injury Actions

A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingesting of Effexor.

●	Antitrust Actions

Beginning in May 2011, actions, including purported class actions, were filed in various federal courts against Wyeth and, in certain of the actions, affiliates of Wyeth and certain other defendants relating to Effexor XR, which is the extended-release formulation of Effexor. The plaintiffs in each of the class actions seek to represent a class consisting of all persons in the U.S. and its territories who directly purchased, indirectly purchased or reimbursed patients for the purchase of Effexor XR or generic Effexor XR from any of the defendants from June 14, 2008 until the time the defendants’ allegedly unlawful conduct ceased. The plaintiffs in all of the actions allege delay in the launch of generic Effexor XR in the U.S. and its territories, in violation of federal antitrust laws and, in certain of the  actions, the antitrust, consumer protection and various other laws of certain states, as the result of Wyeth fraudulently obtaining and improperly listing certain patents for Effexor XR, enforcing certain patents for Effexor XR, and entering into a litigation settlement agreement with a  generic manufacturer with respect to Effexor XR. Each of the plaintiffs seeks treble damages (for itself in the individual actions or on behalf of the putative class in the purported class actions) for alleged price overcharges for Effexor XR or generic Effexor XR in the U.S. and its territories since June 14, 2008. All of these actions have been consolidated in the U.S. District Court for the District of New Jersey.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Zoloft

A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Zoloft. Among other types of actions, the Zoloft personal injury litigation includes actions alleging a variety of birth defects as a result of the purported ingestion of Zoloft by women during pregnancy. Plaintiffs in these birth-defect actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Zoloft. In April 2012, the federal birth-defect cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Zoloft Products Liability Litigation MDL-2342) in the U.S. District Court for the Eastern District of Pennsylvania.

Neurontin

●	Off-Label Promotion Actions in the U.S.

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

In 2010, the Multi-District Litigation court partially granted our motion for summary judgment, dismissing the claims of all of the proposed class representatives for third-party payers and four of the six proposed class representatives for individual consumers. In June 2011, the plaintiffs whose claims were dismissed appealed both the dismissal and the denial of class certification to the U.S. Court of Appeals for the First Circuit.

Also in the Multi-District Litigation, in February 2011, a third-party payer who was not included in the proposed class action appealed a dismissal order to the U.S. Court of Appeals for the First Circuit.

Plaintiffs are seeking certification of statewide classes of Neurontin purchasers in actions pending in California, Illinois and Oklahoma. State courts in New York, Pennsylvania, Missouri and New Mexico have declined to certify statewide classes of Neurontin purchasers. In November 2011, the plaintiff in the Missouri action and a proposed intervenor appealed the denial of class certification.

In January 2011, the U.S. District Court for the District of Massachusetts entered an order trebling a jury verdict against us in an action by a third-party payer seeking damages for the alleged off-label promotion of Neurontin in violation of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The verdict was for approximately $47.4 million, which was subject to automatic trebling to $142.1 million under the RICO Act. In November 2010, the court had entered a separate verdict against us in the amount of $65.4 million, together with prejudgment interest, under California’s Unfair Trade Practices law relating to the same alleged conduct, which amount is included within and is not additional to the $142.1 million trebled amount of the jury verdict. In August 2011, we appealed the District Court’s judgment to the U.S. Court of Appeals for the First Circuit.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

●	Personal Injury Actions in the U.S. and Certain Other Countries

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

In addition, purported class actions have been filed against us in various Canadian provincial courts alleging claims arising from the promotion, sale and labeling of Neurontin and generic Neurontin. In February 2010, in a proceeding pending in Ontario, Canada, the court certified a class consisting of all persons in Canada, except in Quebec, who purchased and ingested Neurontin prior to August 2004. The plaintiffs claim that Pfizer failed to provide adequate warning of the alleged risks of personal injury associated with Neurontin. Two purported provincewide class actions filed in Quebec that raise substantially the same allegations have been included in the class action pending in Ontario by agreement of the parties and orders of both the Quebec and Ontario courts.

●	Antitrust Action in the U.S.

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

Lipitor

●	Whistleblower Action

In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint.

●	Antitrust Actions

Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal and state courts against Pfizer, certain affiliates of Pfizer, and, in most of the actions, Ranbaxy, among others; the state court action subsequently was removed to federal court. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of  Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of  the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor, and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, an individual action by several California pharmacies was filed in January 2012 in state court in California against Pfizer, Ranbaxy and certain of their affiliates, among others, that asserts claims and seeks relief for the plaintiff pharmacies that are substantially similar to the claims asserted and the relief sought in the purported class actions described above; this action subsequently was removed to the U.S. District Court for the Northern District of California.  In April 2012, these various actions were consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

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

Bapineuzumab
In June 2010, a purported class action was filed in the U.S. District Court for the District of New Jersey against Pfizer, as successor to Wyeth, and several former officers of Wyeth. The complaint alleges that Wyeth and the individual defendants violated federal securities laws by making or causing Wyeth to make false and misleading statements, and by failing to disclose or causing Wyeth to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab, a product in development for the treatment of Alzheimer’s disease. The plaintiff seeks to represent a class consisting of all persons who purchased Wyeth securities from May 21, 2007 through July 2008 and seeks damages in an unspecified amount on behalf of the putative class. In February 2012, the court granted the defendants’ motion to dismiss the complaint. In March 2012, the plaintiff filed a motion seeking the court’s permission to file an amended complaint.

In July 2010, a related action was filed in the U.S. District Court for the Southern District of New York against Elan Corporation (Elan), certain directors and officers of Elan, and Pfizer, as successor to Wyeth. Elan participated in the development of bapineuzumab until September 2009. The complaint alleges that Elan, Wyeth and the individual defendants violated federal securities laws by making or causing Elan to make false and misleading statements, and by failing to disclose or causing Elan to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab. The plaintiff seeks to represent a class consisting of all persons who purchased Elan call options from June 17, 2008 through July 29, 2008 and seeks damages in an unspecified amount on behalf of the putative class. In June 2011, the court granted Pfizer’s and Elan’s motions to dismiss the complaint. In July 2011, the plaintiff filed a supplemental memorandum setting forth the bases that the plaintiff believed supported amendment of the complaint. In August 2011, the court dismissed the complaint with prejudice. In September 2011, the plaintiff appealed the District Court’s decision to the U.S. Court of Appeals for the Second Circuit.

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

Pristiq
In late 2007 and early 2008, the following actions were filed in various federal courts: (i) a purported class action alleging that Wyeth and certain former officers of Wyeth violated federal securities laws by misrepresenting the safety of Pristiq during the period before the FDA’s issuance in July 2007 of an “approvable letter” for Pristiq for the treatment of vasomotor symptoms, which allegedly caused a decline in the price of Wyeth stock; and (ii) a purported class action against Wyeth, the Wyeth Savings Plan Committee, the Wyeth Savings Plan-Puerto Rico Committee, the Wyeth Retirement Committee and certain former Wyeth officers and committee members alleging that they violated certain provisions of ERISA by maintaining Wyeth stock as an investment alternative under certain Wyeth plans notwithstanding their alleged knowledge of the aforementioned alleged misrepresentation.

The U.S. District Court for the Southern District of New York dismissed the ERISA action and denied the plaintiff’s motion to amend the complaint in March and August 2010, respectively. In September 2010, the plaintiff appealed both of those rulings to the U.S. Court of Appeals for the Second Circuit. The plaintiff withdrew the appeal in November 2010 and reinstated the appeal in March 2012. In April 2012, the parties reached an agreement-in-principle to settle this action for an amount that is not material to Pfizer, and the plaintiff withdrew the appeal.

Rebif
We have an exclusive collaboration agreement with EMD Serono, Inc. (Serono) to co-promote Rebif, a treatment for multiple sclerosis, in the U.S. In August 2011, Serono filed a complaint in the Philadelphia Court of Common Pleas seeking a declaratory judgment that we are not entitled to a 24-month extension of the Rebif co-promotion agreement, which otherwise would terminate at the end of 2013. We disagree with Serono's interpretation of the agreement and believe that we have the right to extend the agreement to the end of 2015. In October 2011, the court sustained our preliminary objections and dismissed Serono’s complaint, and Serono has appealed the decision to the Superior Court of Pennsylvania.

Various Drugs: Co-Pay Programs

In March 2012, a purported class action was filed against Pfizer and Amgen Inc. in the U.S. District Court for the Southern District of New York. The plaintiffs seek to represent a class consisting of all entities in the U.S. and its territories that have reimbursed patients for the purchase of certain Pfizer drugs for which co-pay programs exist or have existed. The plaintiffs allege that these programs violate the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and federal antitrust law by, among other things, providing an incentive for patients to use certain Pfizer drugs rather than less-expensive competitor products, thereby increasing the payors’ reimbursement costs.  The plaintiffs seek treble damages on behalf of the putative class for their excess reimbursement costs allegedly attributable to the co-pay programs as well as an injunction prohibiting us from offering such programs. Similar purported class actions have been filed against several other pharmaceutical companies.

C. Commercial and Other Matters

Acquisition of King Pharmaceuticals, Inc.
In October 2010, several purported class action complaints were filed in state court in Tennessee by shareholders of King Pharmaceuticals, Inc. (King) challenging Pfizer’s acquisition of King. King and the individuals who served as the members of King’s Board of Directors at the time of the execution of the merger agreement are named as defendants in all of these actions. Pfizer and Parker Tennessee Corp., a subsidiary of Pfizer, also are named as defendants in most of these actions.

In November 2010, all of these actions were consolidated in the Chancery Court for Sullivan County, Tennessee Second Judicial District, at Bristol. The parties to the consolidated action have reached an agreement-in-principle to resolve that action as a result of certain disclosures regarding the transaction made by King in its amended Schedule 14D-9 recommendation statement for the tender offer dated January 21, 2011. The proposed settlement is subject to, among other things, court approval.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers are defendants in actions in various state courts by a number of states, as well as one purported class action by certain employee benefit plans and other third-party payers, alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. The plaintiffs claim that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. In addition to suing on their own behalf, many of the plaintiff states seek to recover on behalf of individual Medicare Part B co-payers and private-sector insurance companies and medical plans in their states. These various actions allege, among other things, fraud, unfair competition and unfair trade practices, and seek monetary and other relief, including civil penalties and treble damages.  Several of the suits also allege the failure to report to the states the defendants’ best price for certain products under the Medicaid program.

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

In connection with its spin-off that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities related to Pharmacia’s former agricultural business. New Monsanto is defending and indemnifying Pharmacia in connection with various claims and litigation arising out of, or related to, the agricultural business.

In connection with its spin-off in 1997, Solutia assumed, and agreed to indemnify Pharmacia for, liabilities related to Former Monsanto's chemical businesses. As the result of its reorganization under Chapter 11 of the U.S. Bankruptcy Code, Solutia’s indemnification obligations related to Former Monsanto’s chemical businesses are limited to sites that Solutia has owned or operated. In addition, in connection with its spinoff that was completed in 2002, New Monsanto assumed, and agreed to indemnify Pharmacia for, any liabilities primarily related to Former Monsanto's chemical businesses, including, but not limited to, any such liabilities that Solutia assumed. Solutia's and New Monsanto's assumption of and agreement to indemnify Pharmacia for these liabilities apply to pending actions and any future actions related to Former Monsanto's chemical businesses in which Pharmacia is named as a defendant, including, without limitation, actions asserting environmental claims, including alleged exposure to polychlorinated biphenyls. Solutia and New Monsanto are defending and indemnifying Pharmacia in connection with various claims and litigation arising out of, or related to, Former Monsanto’s chemical businesses.

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

Trimegestone
Aventis filed a breach of contract action against Wyeth in the Commercial Court of Nanterre in France arising out of the December 2003 termination by Wyeth of an October 2000 agreement between Wyeth and Aventis relating to the development of hormone-therapy drugs utilizing Aventis’s trimegestone (TMG) progestin.  Aventis alleged that the termination was improper and sought monetary damages.  In 2009, a three-judge tribunal rendered its decision in favor of Wyeth. In May 2010, the Versailles Court of Appeals reversed the Commercial Court’s decision and appointed experts to hear evidence and make a recommendation to the Court of Appeals concerning damages. In November 2011, the Supreme Court of France affirmed the decision of the Court of Appeals. In March 2012, this action was settled on terms that are not material to Pfizer.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation's discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, we finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility and commenced construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In February 2012, the EPA issued a proposed remediation plan for the Bound Brook facility. The proposed plan, which is subject to public comment, is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. The estimated costs of the site remedy for the North Haven facility and the proposed remediation plan for the Bound Brook facility are covered by accruals previously taken by us.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

In February 2011, King received notice from the U.S. Department of Justice (DOJ) advising that the EPA has requested that DOJ initiate enforcement action seeking injunctive relief and penalties against King for alleged non-compliance with certain provisions of the federal Clean Air Act at its Bristol, Tennessee manufacturing facility. King has executed a tolling agreement with the DOJ in order to facilitate the possible resolution of this matter. We do not expect that any injunctive relief or penalties that may result from this matter will be material to Pfizer.

In October 2011, we voluntarily disclosed to the EPA potential non-compliance with certain provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. We do not expect that any injunctive relief or penalties that may result from this matter will be material to Pfizer.

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

The Company has voluntarily provided the DOJ and the U.S. Securities and Exchange Commission (SEC) with information concerning potentially improper payments made by certain Pfizer and Wyeth subsidiaries in connection with certain sales activities outside the U.S. In recent discussions, we have reached agreements-in-principle with the SEC staff and with the DOJ, and we are in the process of finalizing a resolution of these matters. In addition, certain potentially improper payments and other matters are the subject of investigations by government authorities in certain foreign countries.

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

The DOJ, including the U.S. Attorney’s Office for the Western District of Oklahoma, is conducting a civil and criminal investigation with respect to Wyeth’s promotional practices relating to Rapamune. In addition, in October 2010, the DOJ was permitted to intervene in a qui tam action, which alleges off-label promotion of Rapamune, that was pending in the U.S. District Court for the Eastern District of Pennsylvania. In December 2010, the qui tam action was transferred to the Western District of Oklahoma, where it was consolidated with the proceedings underway there. We are exploring with the DOJ various ways to resolve this matter.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have received civil investigative demands and informal inquiries from the consumer protection divisions of several states seeking information and documents concerning the promotion of Lyrica and Zyvox. We are in discussions with those states regarding a resolution of this matter. These requests appear to relate to the same past promotional practices concerning these products that were the subject of previously reported settlements in September 2009 with the DOJ and the Medicaid fraud control units of various states.

GUARANTEES AND INDEMNIFICATIONS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 1, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant. See also Note 1C. Basis of Presentation and Significant Policies: Fair Value.

Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our operations through five operating segments––Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, Animal Health and Consumer Healthcare and Nutrition. Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and IPR&D projects that generally have achieved proof-of-concept.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

Operating Segments

A description of each of our five operating segments follows:

●
Primary Care operating segment––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, cardiovascular (excluding pulmonary arterial hypertension), erectile dysfunction, genitourinary, major depressive disorder, pain, respiratory and smoking cessation. Examples of products in this unit include Celebrex, Chantix/Champix, Lipitor (in certain European Union (EU) countries and in Australia and New Zealand), Lyrica, Premarin, Pristiq and Viagra. All revenues and earnings for such products are allocated to the Primary Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

●	Specialty Care and Oncology operating segment––comprises the Specialty Care business unit and the Oncology business unit.

-
Specialty Care––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this unit include BeneFIX, Enbrel, Genotropin, Geodon, the Prevnar/Prevenar franchise, ReFacto AF, Revatio, Vfend (outside the U.S.), Xalatan (outside the U.S.), Xyntha and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

-
Oncology–– includes revenues and earnings, as defined by management, from human prescription pharmaceutical products addressing oncology and oncology-related illnesses. The products in this unit include Sutent, Torisel, Xalkori and Inlyta. All revenues and earnings for such products are allocated to the Oncology unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

●	Established Products and Emerging Markets operating segment––comprises the Established Products business unit and the Emerging Markets business unit.

-
Established Products––generally includes revenues and earnings, as defined by management, from human prescription pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. In certain situations, products may be transferred to this unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This unit also excludes revenues and earnings generated in Emerging Markets. Examples of products in this unit include Arthrotec, Effexor, Lipitor (in the U.S. and Japan), Medrol, Norvasc, Protonix, Relpax, Xalatan (in the U.S., Canada and South Korea) and Zosyn/Tazocin.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

-
Emerging Markets––includes revenues and earnings, as defined by management, from all human prescription pharmaceutical products sold in Emerging Markets, including Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

●	Animal Health and Consumer Healthcare operating segment—comprises the Animal Health business unit and the Consumer Healthcare business unit.

-
Animal Health––includes worldwide revenues and earnings, as defined by management, from products and services to prevent and treat disease in livestock and companion animals, including vaccines, parasiticides and anti-infectives.

-
Consumer Healthcare––generally includes worldwide revenues and earnings, as defined by management, from non-prescription products in the following therapeutic categories: dietary supplements, pain management, respiratory and personal care. Products marketed by Consumer Healthcare include Advil, Caltrate, Centrum, ChapStick, Emergen-C, Preparation H and Robitussin.

●
Nutrition operating segment––generally includes revenues and earnings, as defined by management, from a full line of infant and toddler nutritional products sold outside of the U.S. and Canada. On April 23, 2012, we announced that we have entered into an agreement to sell our Nutrition operating segment to Nestlé. See Note 14. Subsequent Event for more information.

Our chief operating decision maker uses the revenues and earnings of the five operating segments, among other factors, for performance evaluation and resource allocation. For the operating segments that comprise more than one business unit, a single segment manager has responsibility for those business units.

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

●
Worldwide Research and Development (WRD), which is generally responsible for human health research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

●
Pfizer Medical is responsible for external affairs relating to all therapeutic areas, providing Pfizer-related medical information to healthcare providers, patients and other parties, and quality assurance and regulatory compliance activities, which include conducting clinical trial audits and readiness reviews.

●
Corporate, which is responsible for platform functions such as finance, global real estate operations, human resources, legal, compliance, science and technology, worldwide procurement, worldwide public affairs and policy and worldwide technology. These costs also include compensation costs and other miscellaneous operating expenses not charged to our operating segments, as well as interest income and expense.

●
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) acquisition-related activities, where we incur costs for restructuring, integration, implementation and executing the transaction; and (iii) certain significant items, which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and sales of assets or businesses.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $186 billion at April 1, 2012 and approximately $188 billion at December 31, 2011.

Selected income statement information

Selected income statement information follows:
	Revenues		R&D Expenses		Earnings(a)
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Reportable Segments: Primary Care	$4,097	$5,441	$241	$323	$2,670	$3,551
Specialty Care and Oncology	3,868	4,238	373	347	2,596	2,878
Established Products and Emerging Markets(b)	5,100	4,545	73	56	3,177	2,481
Animal Health and Consumer Healthcare	1,761	1,727	93	101	495	489
Total reportable segments	14,826	15,951	780	827	8,938	9,399
Nutrition and other business activities(c)	579	551	682	857	(539)	(722)
Reconciling Items:
Corporate(d)	––	––	286	325	(1,820)	(1,844)
Purchase accounting adjustments(e)	––	––	10	––	(1,458)	(1,785)
Acquisition-related costs(f)	––	––	5	4	(182)	(575)
Certain significant items(g)	––	––	302	70	(2,069)	(1,208)
Other unallocated(h)	––	––	7	8	(317)	(147)
	$15,405	$16,502	$2,072	$2,091	$2,553	$3,118
(a)	Income from continuing operations before provision for taxes on income.
(b)
Revenues from the Established Products and Emerging Markets segment increased in the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 due to additional products losing exclusivity and moving to the Established Products unit.
Earnings from the Established Products and Emerging Markets segment increased in the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 primarily due to additional products losing exclusivity and moving to the Established Products unit, as well as change in the mix of products.

(c)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the research and development costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(d)
Corporate for R&D expenses includes, among other things, administration expenses and compensation expenses associated with our research and development activities and for Earnings includes, among other things, administration expenses, interest income/(expense), certain compensation and other costs not charged to our operating segments.

(e)	Purchase accounting adjustments include certain charges related to the fair value adjustments to inventory, intangible assets and property, plant and equipment.
(f)
Acquisition-related costs can include costs associated with acquiring, integrating and restructuring newly acquired businesses, such as transaction costs, integration costs, restructuring charges and additional depreciation associated with asset restructuring (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for additional information).

(g)
Certain significant items are substantive, unusual items that, either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such items primarily include restructuring charges and implementation costs associated with our cost-reduction and productivity initiatives that are not associated with an acquisition, the impact of certain tax and/or legal settlements and certain asset impairments.

For Earnings in the first quarter of 2012, certain significant items for earnings includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $817 million, (ii) charges for certain legal matters of $775 million, (iii) certain asset impairment charges of $412 million and (iv) other charges of $65 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For Earnings in the first quarter of 2011, certain significant items for earnings includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $572 million, (ii) charges for certain legal matters of $472 million, (iii) certain asset impairment charges of $157 million and (iv) other charges of $7 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

R&D Expenses For the first quarter of 2012 and 2011, certain significant items for R&D primarily reflect additional depreciation.
(h)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

Revenues by geographic region follow:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011	% Change

Revenues
United States	$5,954	$7,024	(15)
Developed Europe(a)	3,592	3,884	(8)
Developed Rest of World(b)	2,635	2,546	3
Emerging Markets(c)	3,224	3,048	6
Total Revenues	$15,405	$16,502	(7)
(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.6 billion in the first quarter of 2012 and $2.9 billion in the first quarter of 2011.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

Significant Product Revenues

Significant product revenues follow:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011
Revenues from biopharmaceutical products:
Lipitor(a)	$1,395	$2,385
Lyrica	955	826
Prevnar 13/Prevenar 13	941	996
Enbrel (Outside the U.S. and Canada)	899	870
Celebrex	634	591
Viagra	496	470
Norvasc	334	356
Zyvox	325	319
Sutent	300	276
Premarin family	261	235
Xalatan/Xalacom	227	392
Detrol/Detrol LA	195	225
Genotropin	195	209
BeneFIX	183	164
Geodon/Zeldox	181	232
Vfend	178	195
Chantix/Champix	178	199
Pristiq	151	129
Prevnar/Prevenar (7-valent)	138	153
Revatio	136	123
Medrol	134	121
ReFacto AF/Xyntha	132	117
Zoloft	130	135
Effexor	129	204
Zosyn/Tazocin	128	179
Zithromax/Zmax	123	128
Aricept(b)	94	106
Fragmin	91	91
Relpax	85	80
Cardura	84	96
Rapamune	82	89
Tygacil	81	73
Xanax XR	68	76
BMP2	67	93
Caduet	65	142
EpiPen(c)	58	35
Neurontin	58	71
Sulperazon	58	55
Diflucan	57	65
Aromasin	56	114
Arthrotec	56	59
Unasyn	54	53
Alliance revenues(d)	836	884
All other biopharmaceutical products	2,037	1,813
Total revenues from biopharmaceutical products	13,065	14,224
Revenues from other products:
Animal Health	1,026	982
Consumer Healthcare	735	745
Nutrition	513	470
Other(e)	66	81
Total revenues	$15,405	$16,502
(a)	On November 30, 2011, Lipitor lost exclusivity in the U.S. This loss of exclusivity reduced revenues by $922 million in the first quarter of 2012, in comparison with the first quarter of 2011.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Acquired from King.
(d)	Includes Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.
(e)	Includes revenues generated primarily from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Event

On April 23, 2012, we announced that we have entered into an agreement to sell our Nutrition operating segment to Nestlé for $11.85 billion in cash. The transaction is expected to close by the first half of 2013, assuming the receipt of the required regulatory clearances and satisfaction of the other closing conditions.  As a result of our decision to divest this business, the Nutrition business will be presented as a discontinued operation in the consolidated financial statements for all periods presented on a retroactive basis beginning in the second quarter of 2012.  Therefore, all revenues and expenses related to the Nutrition business will be presented in a single line, Discontinued operations––net of tax. Additionally, the assets and liabilities associated with this business will be classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of April 1, 2012, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flows for the three-month periods ended April 1, 2012, and April 3, 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

New York, New York
May 10, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 43, provides information about the following: our business; our performance during the first quarter of 2012; our operating environment; our strategy; our business development initiatives; and our financial guidance for 2012.

●	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 50, and consists of the following sub-sections:

o
Revenues. This sub-section, beginning on page 50, provides an analysis of our products and revenues for the first quarter of 2012 and 2011, as well as an overview of research and development expenses and important biopharmaceutical product developments.

o	Costs and Expenses. This sub-section, beginning on page 60, provides a discussion about our costs and expenses.

o	Provision for Taxes on Income. This sub-section, on page 64, provides a discussion of items impacting our tax provisions.

o	Discontinued Operations. This sub-section, beginning on page 64, provides an analysis of the financial statement impact of our discontinued operations.

o	Adjusted Income. This sub-section, beginning on page 65, provides a discussion of an alternative view of performance used by management.

●	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 69, provides a discussion of changes in certain balance sheet accounts.

●	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 69, provides an analysis of our cash flows for the first quarter of 2012 and 2011.

●
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 70, provides an analysis of our financial assets and liabilities as of April 1, 2012 and December 31, 2011 and a discussion of our outstanding debt and commitments that existed as of April 1, 2012 and December 31, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards. This section, beginning on page 73, discusses recently adopted accounting standards.

●
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 73, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, in-line products and product candidates, strategic review, capital allocation, and share-repurchase and dividend-rate plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

Components of the Condensed Consolidated Statements of Income follow:
	Three Months Ended
(millions of dollars, except per common share data)	April 1, 2012	April 3, 2011	% Change

Revenues	$15,405	$16,502	(7)

Cost of sales	2,974	3,693	(19)
% of revenues	19.3%	22.4%

Selling, informational and administrative expenses	4,133	4,503	(8)
% of revenues	26.8%	27.3%

Research and development expenses	2,072	2,091	(1)
% of revenues	13.5%	12.7%

Amortization of intangible assets	1,420	1,376	3
% of revenues	9.2%	8.3%

Restructuring charges and certain acquisition-related costs	596	894	(33)
% of revenues	3.9%	5.4%

Other deductions––net	1,657	827	100
Income from continuing operations before provision for taxes on income	2,553	3,118	(18)
% of revenues	16.6%	18.9%

Provision for taxes on income	750	894	(16)
Effective tax rate	29.4%	28.7%

Income from continuing operations	1,803	2,224	(19)
% of revenues	11.7%	13.5%

Discontinued operations––net of tax	––	10	(100)
Net income before allocation to noncontrolling interests	1,803	2,234	(19)
% of revenues	11.7%	13.5%

Less: Net income attributable to noncontrolling interests	9	12	(25)
Net income attributable to Pfizer Inc.	$1,794	$2,222	(19)
% of revenues	11.6%	13.5%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.24	$0.28	(14)
Discontinued operations––net of tax	––	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.24	$0.28	(14)

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.24	$0.28	(14)
Discontinued operations––net of tax	––	––	––
Net income attributable to Pfizer Inc. common shareholders	$0.24	$0.28	(14)

Cash dividends paid per common share	$0.22	$0.20	10
*     Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business

Our mission is to apply science and our global resources to improve health and well-being at every stage of life. We strive to set the standard for quality, safety and value in the discovery, development and manufacturing of medicines for people and animals. Our diversified global healthcare portfolio includes human and animal biologic and small molecule medicines and vaccines, as well as nutritional products and many of the world’s best-known consumer products. Every day, we work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We also collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products, as well as through alliance agreements, under which we co-promote products discovered by other companies.

On July 7, 2011, we announced our decision to explore strategic alternatives for our Animal Health and Nutrition businesses and noted that they may include, among other things, a full or partial separation of each of these businesses from Pfizer through a spin-off, sale or other transaction. On April 23, 2012, we announced that we have entered into an agreement to sell our Nutrition operating segment to Nestlé for $11.85 billion in cash. The transaction is expected to close by the first half of 2013, assuming the receipt of the required regulatory clearances and satisfaction of the other closing conditions. As a result of our decision to divest this business, the Nutrition business will be presented as a discontinued operation in the consolidated financial statements for all periods presented on a retroactive basis beginning in the second quarter of 2012. Therefore, all revenues and expenses related to the Nutrition business will be presented in a single line, Discontinued operations––net of tax. Additionally, the assets and liabilities associated with this business will be classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets. We expect to finalize a strategic decision for our Animal Health business in 2012 and to complete any separation of this business by July 2013. (For more information, see the “Our Business Development Initiatives” section of this MD&A).

On August 1, 2011, we completed the sale of our Capsugel business. In connection with our decision to sell, the operating results associated with the Capsugel business are classified as Discontinued operations––net of tax in our condensed consolidated statements of income for the three months ended April 3, 2011. (For more information, see the “Our Business Development Initiatives” and “Discontinued Operations" sections of this MD&A.)

Our First Quarter 2012 Performance

Revenues in the first quarter of 2012 were $15.4 billion, a decrease of 7% compared to the same period in 2011, due to an operational decline of $1.0 billion, or 6%, primarily as the result of the impact of the U.S. loss of exclusivity of Lipitor on November 30, 2011, and the unfavorable impact of foreign exchange of $57 million, or less than 1%.

The significant impacts on revenues for the first quarter of 2012, compared to the same period in 2011, are as follows:
	Three Months Ended
(millions of dollars)	April 1, 2012 vs. April 3, 2011 Worldwide Incr./(Decr.)	% Change Worldwide	% Change U.S.	% Change International

Lyrica	$129	16	9	21
Celebrex	43	7	6	9
Enbrel (outside the U.S. and Canada)	29	3	––	3
Viagra	26	6	13	(2)
Premarin family	26	11	11	9
Sutent	24	9	25	3
EpiPen(a)	23	66	59	133
Pristiq	22	17	12	43
BeneFIX	19	12	20	5
Prevnar/Prevenar (7-valent)	(15)	(10)	––	(10)
Vfend(b)	(17)	(9)	(46)	3
Chantix/Champix	(21)	(11)	(2)	(18)
Norvasc	(22)	(6)	56	(8)
BMP2	(26)	(28)	(24)	*
Detrol/Detrol LA	(30)	(13)	(13)	(14)
Geodon/Zeldox(b)	(51)	(22)	(26)	––
Zosyn/Tazocin(b)	(51)	(28)	(40)	(11)
Prevnar 13/Prevenar 13	(55)	(6)	(15)	12
Aromasin(b)	(58)	(51)	(89)	(32)
Effexor(b)	(75)	(37)	(59)	(15)
Caduet(b)	(77)	(54)	(89)	(8)
Xalatan/Xalacom(b)	(165)	(42)	(92)	(16)
Lipitor(b)	(990)	(42)	(71)	(6)
Alliance revenue(b)	(48)	(5)	5	(23)
All other biopharmaceutical products(c)	224	12	27	4
Animal Health products	44	4	10	1
Nutrition products	43	9	––	9
Consumer Healthcare products	(10)	(1)	(10)	7
Other(d)	(15)	19	17	(28)
(a)	Legacy King product.
(b)
Lipitor lost exclusivity in the U.S. in November 2011, Japan in June 2011, Canada in May 2010, Spain in July 2010, Brazil in August 2010 and Mexico in December 2010. Xalatan lost exclusivity in the U.S. in March 2011 and in the majority of European markets in January 2012. Caduet lost exclusivity in the U.S. in November 2011. Effexor XR lost exclusivity in the U.S. in July 2010. Aromasin lost exclusivity in the U.S. in April 2011 and in the majority of European markets and Japan in July 2011. Vfend tablets lost exclusivity in the U.S. in February 2011. Zosyn lost exclusivity in the U.S. in September 2009. Geodon lost exclusivity in the U. S. in March 2012. We lost exclusivity for Aricept 5mg and 10mg tablets, which are included in Alliance revenues, in the U.S. in November 2010 and in many of the major European markets in February 2012.

(c)	Includes the “All other” category included in the Revenues—Major Biopharmaceutical Products table presented in this MD&A, which includes sales of generic atorvastatin.
(d)	Includes revenues generated primarily from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.
* Calculation not meaningful.

Income from continuing operations for the first quarter of 2012 was $1.8 billion, compared to $2.2 billion in the first quarter of 2011, primarily reflecting, in addition to the factors discussed above relating to Revenues:

●
charges for certain legal matters that were approximately $313 million higher in the first quarter of 2012 than in the same period in 2011 (see further discussion in the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––net);

●
asset impairment charges that were approximately $275 million higher in the first quarter of 2012 than in the same period in 2011 (see further discussion in the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––net);

●	higher charges of $245 million in 2012 compared to 2011 related to our non-acquisition related cost-reduction and productivity initiatives; and

partially offset by:

●	lower purchase accounting impacts of $326 million in 2012 compared to the same period in 2011; and

●	lower acquisition-related costs of $393 million in 2012 compared to the same period in 2011.

Our Operating Environment

U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation), was enacted in the U.S. As explained more fully in our 2011 Annual Report on Form 10-K, this legislation has resulted in both current and longer-term impacts on us. Our 2012 financial guidance (see the “Our Financial Guidance for 2012” section of this MD&A for additional information) reflects the expected full-year impact of the U.S. Healthcare Legislation.

In each of the first quarters of 2012 and 2011, we recorded the following amounts as a result of the U.S. Healthcare Legislation:

●
approximately $123.4 million and $166.2 million, respectively, recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

●
approximately $103.4 million and $69.3 million, respectively, recorded in Selling, informational and administrative expenses, related to the annual fee payable to the federal government (which is payable annually through 2018 and is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

The U.S. Supreme Court is considering whether the requirement in the U.S. Healthcare Legislation for Americans to have insurance (called the individual mandate) is constitutional, whether other portions of the U.S. Healthcare Legislation should stand if the individual mandate is found unconstitutional, whether the courts have jurisdiction to consider these issues before the individual mandate takes effect in 2014, and whether the U.S. Healthcare Legislation's expansion of Medicaid unconstitutionally encroaches on states' autonomy. We cannot predict the outcome of these proceedings. In addition, Congress may withhold all or a portion of the funding necessary to implement the U.S. Healthcare Legislation or may attempt to amend or repeal it. Given the extent of the possible changes and the uncertainties concerning the interpretation, implementation and timing of the changes, the U.S. Healthcare Legislation and any amendments thereto or any repeal of all or portions thereof could impact our business and results of operations in the near term and over the next several years.

The budget proposal submitted to Congress by President Obama in February 2012 includes a provision that would reduce the base exclusivity period for a biologics product from 12 years to seven years. There was no corresponding pending bill designed to amend the U.S. Healthcare Legislation to alter the biologics provisions. The budget proposal was voted down 414-0 in the U.S. House of Representatives. No vote has yet been held in the U.S. Senate.

Industry-Specific Challenges

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2011 Annual Report on Form 10-K, the biopharmaceutical industry is highly competitive and we face a number of industry-specific challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, pipeline productivity and the regulatory environment, pricing and access pressures and competition among branded products.

As more fully explained in our 2011 Annual Report on Form 10-K, the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. Our 2012 financial guidance reflects the anticipated impact in 2012 of the loss of such rights as described below (see the “Our Financial Guidance for 2012” section of this MD&A for additional information).

Our 2012 results have been and/or will be adversely impacted by the following recent developments:

●
Lipitor in the U.S.—Lipitor lost exclusivity in the U.S. in November 2011. Following the end of the 180-day generic exclusivity period in late May 2012, we expect the entry of multi-source generic competition in the U.S., with attendant increased competitive pressures. Beginning in 2012, sales of Lipitor in the U.S. are reported in our Established Products business unit.

Lipitor in international markets––Lipitor lost exclusivity in Japan in 2011, Australia in February 2012 and certain European markets in March 2012, and it will lose exclusivity in certain other European markets in May 2012.

●
Other recent loss of exclusivity impacts––In the U.S., we lost exclusivity for Vfend tablets in February 2011, for Xalatan in March 2011, for Caduet in November 2011 and for Geodon in March 2012. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. The basic patent for Vfend tablets in Brazil expired in January 2011. We lost exclusivity for Aromasin in the U.S. in April 2011 and in the majority of European markets and Japan in July 2011. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012. We lost exclusivity for Aricept in many of the major European markets in February 2012.

In addition, we expect to lose exclusivity for the following other products in 2012:

●	Revatio tablet in the U.S. in September 2012, which reflects the extension of the exclusivity period from March to September 2012 as the result of a pediatric extension; and

●	Detrol IR in the U.S. in September 2012.

Our 2012 results also have been and/or will be adversely impacted by the following impacts on Alliance revenues:

●	Aricept––Our rights to Aricept in Japan will return to Eisai Co., Ltd. in December 2012.

●	Spiriva–– Our collaboration with Boehringer Ingelheim (BI) for Spiriva will expire on a country-by-country basis between 2012 and 2016, including the expiration in certain EU markets in 2012.

For additional information, including with regard to the expiration of the patents and of co-promotion and licensing rights for various products in the U.S., EU and Japan in 2012 and subsequent years, see the “Patents and Intellectual Property Rights” section of our 2011 Annual Report on Form 10-K and the “The Loss or Expiration of Intellectual Property Rights” section of our 2011 Financial Report, which is filed as Exhibit 13 to our 2011 Annual Report on Form 10-K.

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

In August 2011, the federal Budget Control Act of 2011 (the Act) was enacted in the U.S. The Act includes provisions to raise the U.S. Treasury Department’s borrowing limit, known as the debt ceiling, and provisions to reduce the federal deficit by $2.4 trillion between 2012 and 2021. Deficit-reduction targets include $900 billion of discretionary spending reductions associated with the Department of Health and Human Services and various agencies charged with national security, but those discretionary spending reductions do not include programs such as Medicare and Medicaid or direct changes to pharmaceutical pricing, rebates or discounts. The Office of Management and Budget (OMB) is responsible for identifying the remaining $1.5 trillion of deficit reductions, which will be divided evenly between defense and non-defense spending. Under this OMB review process, Social Security, Medicaid, Veteran Benefits and certain other spending categories are excluded from consideration, but reductions in payments to Medicare providers may be made, although any such reductions are prohibited by law from exceeding 2%. Additionally, certain payments to Medicare Part D plans, such as low-income subsidy payments, are exempt from reduction. While we do not know the specific nature of the spending reductions under the Act that will affect Medicare, we do not expect that those reductions will have a material adverse impact on our results of operations. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort could have an adverse impact on our results of operations.

The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, affecting the performance of products such as Lipitor, Celebrex and Lyrica and in a number of emerging markets. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, during the first quarter of 2012, we continued to experience pricing pressure as a result of the economic environment in Europe and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products in certain European and emerging market countries.

Significant portions of our revenues and earnings are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the U.K. pound, the Japanese yen, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

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

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A; in Part II, Item 1A., “Risk Factors”, of this Form 10-Q; and in Part I, Item 1A, “Risk Factors,” of our 2011 Annual Report on Form 10-K.

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our products and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We will work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize access to patients and minimize any adverse impact on our revenues.

On April 23, 2012, we announced that we have entered into an agreement to sell our Nutrition operating segment to Nestlé. If the closing conditions are satisfied and the sale of the Nutrition business is completed, and if a decision is made to separate Animal Health from the Company, then, following these separations, Pfizer will be a global biopharmaceutical company with an innovative core and a value core, with different cost structures and operating drivers, and a complementary Consumer Healthcare business with several well-known brands. The innovative core includes a portfolio of innovative, largely patent-protected, in-line products and an R&D organization focused on continuing to build a robust pipeline of highly differentiated product candidates in areas of unmet medical needs. The value core includes a portfolio of products that have lost exclusivity or are approaching the loss of exclusivity that help meet the global need for less expensive, quality medicines.

In response to the challenging operating environment, we have taken and continue to take many steps to strengthen our Company and better position ourselves for the future. We believe in a comprehensive approach to our challenges––organizing our business to maximize research, development and commercial opportunities, improving the performance of our innovative core and our value core, making the right capital allocation decisions, and protecting our intellectual property.

We continue to closely evaluate our global research and development function and pursue strategies to improve innovation and overall productivity by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. To that end, our research primarily focuses on five high-priority areas that have a mix of small and large molecules––immunology and inflammation; oncology; cardiovascular, metabolic and endocrine diseases; neuroscience and pain; and vaccines. In addition to reducing the number of disease areas of focus and the number of R&D programs, we are realigning and reducing our research and development footprint, and outsourcing certain functions that do not drive competitive advantage for Pfizer. As a result of these actions, we expect significant reductions in our annual research and development expenses, which are reflected in our 2012 financial guidance, and we expect to incur significant costs in order to achieve these reductions, which are also reflected in our 2012 financial guidance. For additional information, see the “Our Financial Guidance for 2012” and “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A.

While a significant portion of R&D is done internally, we continue to seek to expand our pipeline by entering into agreements with other companies to develop, license or acquire promising compounds, technologies or capabilities. Collaboration, alliance and license agreements and acquisitions allow us to capitalize on these compounds to expand our pipeline of potential future products. In addition, collaborations and alliances allow us to share risk and to access external scientific and technological expertise.

For information about our pending new drug applications (NDA) and supplemental filings, see the “Revenues—Product Developments-Biopharmaceutical” section of this MD&A.

Our acquisition strategy included the acquisition of Wyeth in 2009. We continue to build on our broad portfolio of businesses through various business development transactions. See the “Our Business Development Initiatives” section of this MD&A for information on our recent transactions and strategic investments that we believe complement our businesses.

We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate (see Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies), and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to help ensure appropriate patient access. In addition, we will continue to employ innovative approaches to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity.

We remain focused on achieving an appropriate cost structure for the Company. For information regarding our cost-reduction and productivity initiatives, see the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our strategy also includes directly enhancing shareholder value through dividends and share repurchases. See the “Analysis of Financial Condition, Liquidity and Capital Resources—Share Purchase Plans and Dividends on Common Stock” sections of this MD&A for more information.

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; oncology; cardiovascular; metabolic and endocrine diseases; neuroscience and pain; and vaccines––and in emerging markets and established products. The most significant recent transactions are described below.

●
In early 2011, we announced that we were conducting a strategic review of all of our businesses and assets. On July 7, 2011, we announced our decisions to explore strategic alternatives for our Animal Health and Nutrition businesses and noted that they may include, among other things, a full or partial separation of each of these businesses through a spin-off, sale, or other transaction. We indicated that these potential actions may create greater shareholder value, enable us to become a more focused organization and optimize capital allocation. Given the separate and distinct nature of Animal Health and Nutrition, we stated we may pursue a different strategic alternative for each of these businesses.

On April 23, 2012, we announced that we have entered into an agreement to sell our Nutrition operating segment to Nestlé for $11.85 billion in cash. The transaction is expected to close by the first half of 2013, assuming the receipt of the required regulatory clearances and satisfaction of the other closing conditions.  As a result of our decision to divest this business, the Nutrition business will be presented as a discontinued operation in the consolidated financial statements for all periods presented on a retroactive basis beginning in the second quarter of 2012.  Therefore, all revenues and expenses related to the Nutrition business will be presented in a single line, Discontinued operations––net of tax. Additionally, the assets and liabilities associated with this business will be classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets.

We expect to finalize a strategic decision for our Animal Health business in 2012 and to complete any separation of this business by July 2013.

We will continue to assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

●
On March 12, 2012, Biocon and Pfizer announced the conclusion of their alliance to commercialize Biocon’s biosimilar versions of insulin and insulin analog products. The companies agreed that due to the individual priorities for their respective biosimilars businesses, it is in their best interest to move forward independently.

●
On February 26, 2012, we completed our acquisition of Alacer Corp. (Alacer), a privately owned company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. For additional information on our acquisition of Alacer, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions. The allocation of the consideration transferred has not been finalized.

●
On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan), a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. Due to the fact that financial information included in our fiscal year 2011 consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the year ended November 30, this acquisition is reflected in our condensed consolidated financials in the first fiscal quarter of 2012. Our acquisition of Ferrosan’s consumer healthcare business increases our presence in dietary supplements with a new set of brands and pipeline products. Also, we believe that the acquisition allows us to expand the marketing of Ferrosan’s brands through Pfizer’s global footprint and provide greater distribution and scale for certain Pfizer brands, such as Centrum and Caltrate, in Ferrosan’s key markets. For additional information on our acquisition of Ferrosan, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions. The allocation of the consideration transferred has not been finalized.

●
On August 1, 2011, we sold our Capsugel business for approximately $2.4 billion in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions and Divestitures: Divestitures.

Our Financial Guidance for 2012

We forecast 2012 revenues of $58.0 billion to $60.0 billion, Reported diluted earnings per common share (EPS) of $1.23 to $1.38 and Adjusted diluted EPS of $2.14 to $2.24. We have updated our guidance for 2012 revenues, Adjusted income and Adjusted diluted EPS to reflect our decision to sell the Nutrition operating segment. We have updated our guidance for 2012 Reported Net income and Reported diluted EPS primarily to reflect additional expenses related to certain legal matters and certain asset impairment charges. The current exchange rates assumed in connection with the 2012 financial guidance are a blend of the actual exchange rates in effect during the first three months of 2012 and the mid-April 2012 exchange rates for the remainder of the year. For an understanding of Adjusted income and Adjusted diluted EPS, see the “Adjusted Income” section of this MD&A.

A reconciliation of 2012 Adjusted income and Adjusted diluted EPS guidance to 2012 Reported Net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance follows:
Full-Year 2012 Guidance
(billions of dollars, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$16.1 - $16.9	~$2.14 - $2.24
Purchase accounting impacts of transactions completed as of 4/1/12	(3.8)	(0.51)
Acquisition-related costs	(0.5 - 0.7)	(0.07 - 0.09)
Non-acquisition-related restructuring costs(c) Other certain significant items incurred as of 4/1/12	(1.8 - 2.0) (0.9)	(0.23 - 0.26) (0.11)
Income from discontinued operations(d)	0.4	0.06
Reported net income attributable to Pfizer Inc./diluted EPS guidance	~$9.1 - $10.3	~$1.23 - $1.38
(a)
Includes revenues and expenses related to the Nutrition business as a discontinued operation, but does not include any gain on the pending sale of the Nutrition business. Does not assume the completion of any business-development transactions not completed as of April 1, 2012, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of April 30, 2012.

(b)	For an understanding of Adjusted income and Adjusted diluted EPS, see the “Adjusted Income” section of this MD&A.
(c)
Includes amounts related to our initiatives to reduce R&D spending, including our realigned R&D footprint, and amounts related to other cost-reduction and productivity initiatives. In the reconciliation between Net income attributable to Pfizer Inc., as reported under principles generally accepted in the United States of America (U.S. GAAP), and Adjusted income, and in the reconciliation between diluted EPS, as reported under U.S. GAAP, and Adjusted diluted EPS, these amounts are categorized as Certain Significant Items (see the “Adjusted Income––Reconciliation” section of this MD&A).

The changes in the amounts from the reconciliation relating to the 2012 financial guidance in the Company’s 2011 Annual Report on Form 10-K are primarily due to the reclassification of costs from Acquisition-Related Costs to Non-Acquisition Related Restructuring Costs.

(d)	Income attributable to Pfizer’s Nutrition business.

For a description of our actual and anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our 2012 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part II, Item 1A., “Risk Factors,” of this Form 10-Q; the “Our Operating Environment” and “Our Strategy” sections of our 2011 Financial Report, which is filed as Exhibit 13 to our 2011 Annual Report on Form 10-K; and Part I, Item 1A, “Risk Factors,” of our 2011 Annual Report on Form 10-K.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

Worldwide revenues by operating segment, business unit and geographic area follow:
							% Change in Revenues
							World-		Inter-
	Worldwide		U.S.		International		wide	U.S.	national

	April 1,	April 3,	April 1,	April 3,	April 1,	April 3,
(millions of dollars)	2012	2011	2012	2011	2012	2011	12/11	12/11	12/11
Three Months Ended:
Biopharmaceutical revenues:
Primary Care Operating Segment	$4,097	$5,441	$2,001	$3,193	$2,096	$2,248	(25)	(37)	(7)

Specialty Care	3,580	3,927	1,618	1,949	1,962	1,978	(9)	(17)	(1)
Oncology	288	311	123	89	165	222	(7)	38	(26)
SC&O Operating Segment	3,868	4,238	1,741	2,038	2,127	2,200	(9)	(15)	(3)

Emerging Markets	2,299	2,178	––	––	2,299	2,178	6	––	6
Established Products	2,801	2,367	1,443	1,032	1,358	1,335	18	40	2
EP&EM Operating Segment	5,100	4,545	1,443	1,032	3,657	3,513	12	40	4

	13,065	14,224	5,185	6,263	7,880	7,961	(8)	(17)	(1)

Other product revenues:
Animal Health	1,026	982	422	382	604	600	4	10	1
Consumer Healthcare	735	745	326	361	409	384	(1)	(10)	7
AH&CH Operating Segment	1,761	1,727	748	743	1,013	984	2	(1)	3

Nutrition Operating Segment	513	470	––	––	513	470	9	––	9
Other (a)	66	81	21	18	45	63	(19)	17	(28)
	579	551	21	18	558	533	5	17	5

Total revenues	$15,405	$16,502	$5,954	$7,024	$9,451	$9,478	(7)	(15)	––
(a)	Includes revenues generated primarily from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products for the first quarter of 2012 were $13.1 billion, a decrease of 8% compared to the first quarter of 2011, primarily due to:

●
the decrease of approximately $1.3 billion in operational revenues due to the loss of exclusivity of various products in certain markets, including a decrease of $991 million in operational revenues from Lipitor;

partially offset by:

●	a lower reduction in revenues related to U.S. Healthcare Legislation of $43 million in the first quarter of 2012 compared to the first quarter of 2011; and

●	an increase in operational revenues for certain biopharmaceutical products, particularly Lyrica, Celebrex and Enbrel.

Geographically,

●
in the U.S., revenues from biopharmaceutical products decreased 17% in the first quarter of 2012, compared to the same period in 2011, primarily reflecting lower revenues from Lipitor, Xalatan, Caduet, Effexor, Geodon, Zosyn, Aromasin and Vfend,  all due to loss of exclusivity, and lower revenues from Prevnar 13. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and the lower reduction in revenues related to U.S. Healthcare Legislation.

●
in our international markets, revenues from biopharmaceutical products decreased 1% in the first quarter of 2012 compared to the first quarter of 2011, reflecting the unfavorable impact of foreign exchange of 1% in the first quarter of 2012. Operationally, revenues were flat primarily impacted by declines in Lipitor, Xalatan/Xalacom, Norvasc, Aromasin and Effexor, all due to loss of exclusivity in certain markets, and lower Alliance revenues, primarily due to the loss of exclusivity of Aricept in many major European markets as well as lower revenues for Spiriva in certain European countries reflecting the final-year terms of our Spiriva collaboration agreements relating to those countries.

During the first quarter of 2012, international revenues from biopharmaceutical products represented 60% of total revenues from biopharmaceutical products, compared to 56% in the first quarter of 2011.

Primary Care Operating Segment
●
Primary Care unit revenues decreased 25% in the first quarter of 2012, compared to the same period in 2011, due to lower operational revenues of 25%, primarily due to the loss of exclusivity of Lipitor in the U.S. in November 2011 and the resulting shift in the reporting of U.S. Lipitor revenues to the Established Products unit beginning January 1, 2012.  U.S. branded Lipitor revenues, reported by the Established Products business unit in the first quarter of 2012, decreased to $383 million, or 71%, from $1.3 billion compared to the same period in 2011. Collectively, the decline in revenues for Lipitor in the U.S. and for certain other Primary Care unit products that lost exclusivity in various markets in 2011, as well as the resulting shift in the reporting of such product revenues to the Established Products unit, reduced Primary Care unit revenues by $1.5 billion, or 28%, in comparison with the first quarter of 2011. The impact of these declines was partially offset by the strong growth of Lyrica, most notably in Japan, in addition to the solid performance of Celebrex and Premarin.

Specialty Care and Oncology Operating Segment
●
Specialty Care unit revenues decreased 9% in the first quarter of 2012, compared to the same period in 2011, due to lower operational revenues of 9%. Operational revenues were unfavorably impacted by lower Prevnar 13/Prevenar 13 revenues in the U.S. and developed Europe primarily because most patients eligible to receive the pediatric catch-up dose have already been vaccinated. Prevnar 13 U.S. revenues were also impacted by a lower birth cohort compared with the same quarter last year. Additionally, Specialty Care unit revenues were unfavorably impacted by the losses of exclusivity of Vfend and Xalatan in the U.S. in February and March 2011, respectively, and the resulting shift in the reporting of Vfend and Xalatan U.S. revenues to the Established Products unit beginning January 1, 2012, as well as the loss of exclusivity of Geodon in the U.S. in March 2012. Collectively, these developments relating to Vfend, Xalatan, and Geodon and the impact of other Specialty Care unit products that lost exclusivity in various markets in 2011 reduced Specialty Care unit revenues by $264 million, or 7%, in comparison with the first quarter of 2011. Operational revenues were favorably impacted by the growth of Enbrel, as well as the Prevenar franchise in Japan and Australia.

●
Oncology unit revenues decreased 7% in the first quarter of 2012, compared to the same period in 2011, due to lower operational revenues of 7%. Operational revenues were unfavorably impacted by the loss of exclusivity of Aromasin in the majority of European markets in the second half of 2011 and the resulting shift in the reporting of such revenues to the Established Products unit beginning January 1, 2012. This loss of exclusivity reduced Oncology unit revenues by $61 million, or 20%, in comparison with the first quarter of 2011. Operational revenues were favorably impacted by the growth of Sutent, as well as the launches of Inlyta and Xalkori in the U.S.

Established Products and Emerging Markets Operating Segment
●
Established Products unit revenues increased 18% in the first quarter of 2012 compared to the same period in 2011 due to higher operational revenues of 17% and a 1% favorable impact of foreign exchange. The increase in Established Products unit operational revenues in the first quarter of 2012 was mainly due to recent launches of generic versions of certain Pfizer branded primary care and specialty care products, including $383 million of U.S. branded Lipitor revenues and by our agreement granting Watson Pharmaceuticals, Inc. the exclusive right to sell the authorized generic version of Lipitor in the U.S. Operational revenues were unfavorably impacted by the entry of multi-source generic competition in the U.S. for donepezil (Aricept) in May 2011.

●
Emerging Markets unit revenues increased 6%, in the first quarter of 2012 compared to the same period in 2011, due to higher operational revenues of 9%, partially offset by a 3% unfavorable impact of foreign exchange. The increase in Emerging Markets unit operational revenues in the first quarter of 2012 was due to continued volume growth across the product portfolio, primarily in China, Russia and Mexico, as a result of more focused, targeted promotional efforts for key products. These increases were partially offset by the negative impact of increased pricing pressures and changes in the timing of government purchases in Turkey.

In the first quarter of 2012, total revenues from established products in both the Established Products and Emerging Markets units were $3.8 billion, with $965 million generated in emerging markets.

Other Product Revenues

Animal Health and Consumer Healthcare Operating Segment
●
Animal Health unit revenues increased 4% in the first quarter of 2012, compared to the same period in 2011, reflecting higher operational revenues of 6% and the unfavorable impact of foreign exchange of 2%. Operational revenues from Animal Health products were favorably impacted compared to the same period in 2011 primarily by the full-quarter impact of legacy King product revenues in the first quarter of 2012 compared with the partial-quarter impact in the first quarter of 2011, as well as solid performances in both the global livestock and the companion animal portfolios.

●
Consumer Healthcare unit revenues decreased 1% in the first quarter of 2012, compared to the same period in 2011, reflecting lower operational revenues of 1%. The operational revenue decrease was primarily due to the impact of a less severe cold/flu season and the restocking of Centrum in Europe in the prior-year quarter after the temporary voluntary withdrawal of that product in Europe in the third quarter of 2010.

Nutrition Operating Segment
●
Nutrition unit revenues increased 9% in the first quarter of 2012, compared to the same period in 2011, reflecting higher operational revenues of 8% and the favorable impact of foreign exchange of 1%. The operational revenue increase was primarily due to benefits from continued successful new product launches, increased promotional activities and overall strength in key markets, most notably China. On April 23, 2012, we announced that we have entered into an agreement to sell our Nutrition operating segment to Nestlé. See Notes to Condensed Consolidated Financial Statements—Note 14. Subsequent Event for more information.

Rebates and Chargebacks

As is typical in the pharmaceutical industry, our gross product sales are subject to a variety of deductions, that generally are estimated and recorded in the same period that the revenues are recognized and primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment and knowledge of market conditions and practice are required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of biopharmaceutical product net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

Certain deductions from revenues follow:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011
Medicaid and related state program rebates(a)	$220	$353
Medicare rebates(a)	234	363
Performance-based contract rebates(a), (b)	540	844
Chargebacks(c)	932	800
Total	$1,926	$2,360
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.
(b)
Performance-based contracts are with wholesalers/distributors, as well as with managed care customers, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The total rebates and chargebacks for the first quarter of 2012 were lower than for the first quarter of 2011, primarily as a result of:

●	the impact of decreased Medicare, Medicaid and performance-based contract rebates contracted for Lipitor and certain other products that have lost exclusivity;

●	changes in product mix; and

●	the impact on chargebacks of decreased sales for certain products that have lost exclusivity;

partially offset by, among other factors:

●
an increase in chargebacks for our branded products as a result of increasing competitive pressures and increasing sales for certain branded products and certain generic products sold by our Greenstone unit that are subject to chargebacks.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $3.0 billion as of April 1, 2012, a decrease from $3.3 billion as of December 31, 2011, and primarily are all included in Other current liabilities in our Condensed Consolidated Balance Sheets.

Revenues—Major Biopharmaceutical Products

Revenue information for several of our major biopharmaceutical products follows:
		Three Months Ended
			% Change
(millions of dollars)		April 1,	From April 3,
Product	Primary Indications	2012	2011
Lipitor	Reduction of LDL cholesterol	$1,395	(42)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia	955	16
Prevnar 13/Prevenar 13	Vaccine for prevention of pneumococcal disease	941	(6)
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	899	3
Celebrex	Arthritis pain and inflammation, acute pain	634	7
Viagra	Erectile dysfunction	496	6
Norvasc	Hypertension	334	(6)
Zyvox	Bacterial infections	325	2
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	300	9
Premarin family	Menopause	261	11
Xalatan/Xalacom	Glaucoma and ocular hypertension	227	(42)
Detrol/Detrol LA	Overactive bladder	195	(13)
Genotropin	Replacement of human growth hormone	195	(7)
BeneFIX	Hemophilia	183	12
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	181	(22)
Vfend	Fungal infections	178	(9)
Chantix/Champix	An aid to smoking cessation treatment	178	(11)
Pristiq	Depression	151	17
Prevnar/Prevenar (7-valent)	Vaccine for prevention of invasive pneumococcal disease	138	(10)
Revatio	Pulmonary arterial hypertension (PAH)	136	11
Medrol	Inflammation	134	11
ReFacto AF/Xyntha	Hemophilia	132	13
Zoloft	Depression and certain anxiety disorders	130	(4)
Effexor	Depression and certain anxiety disorders	129	(37)
Zosyn/Tazocin	Antibiotic	128	(28)
Zithromax/Zmax	Bacterial infections	123	(4)
Aricept(a)	Alzheimer’s disease	94	(11)
Fragmin	Anticoagulant	91	––
Relpax	Treat the symptoms of migraine headache	85	6
Cardura	Hypertension/Benign prostatic hyperplasia	84	(13)
Rapamune	Immunosuppressant	82	(8)
Tygacil	Antibiotic	81	11
Xanax XR	Anxiety disorders	68	(11)
BMP2	Development of bone and cartilage	67	(28)
Caduet	Reduction of LDL cholesterol and hypertension	65	(54)
EpiPen(b)	Epinephrine injection used in treatment of life-threatening allergic reactions	58	66
Neurontin	Seizures	58	(18)
Sulperazon	Antibiotic	58	5
Diflucan	Fungal infections	57	(12)
Aromasin	Breast cancer	56	(51)
Arthrotec	Osteoarthritis and rheumatoid arthritis	56	(5)
Unasyn	Injectable antibacterial	54	2
Alliance revenues(c)	Various	836	(5)
All other	Various	2,037	12
(a)	Represents direct sales under license agreement with Eisai Co., Ltd.
(b)	Legacy King product. King’s operations are included in our financial statements commencing from the acquisition date of January 31, 2011.
(c)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

●
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, is the most widely used branded prescription treatment for lowering cholesterol. Lipitor recorded worldwide revenues of $1.4 billion, or a decrease of 42%, in the first quarter of 2012, compared to the same period in 2011, due to:

o
the impact of loss of exclusivity in Canada in May 2010, Spain in July 2010, Brazil in August 2010, Mexico in December 2010, Japan in June 2011 (with generic entry occurring in November 2011) and the U.S. in November 2011;

o	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

o	increased payer pressure worldwide, including the need for flexible rebate policies.

Geographically,

o	in the U.S., Lipitor revenues were $383 million, a decrease of 71% in the first quarter of 2012, compared to the same period in 2011; and

o
in our international markets, Lipitor revenues were $1.0 billion, a decrease of 6%, in the first quarter of 2012, compared to the same period in 2011. Foreign exchange had a favorable impact on international revenues of $2 million in the first quarter of 2012, compared to the same period in 2011.

See the “Our Operating Environment” section of this MD&A for a discussion concerning losses and expected losses of exclusivity for Lipitor in various markets that have impacted or will impact our results in 2012.

●
Lyrica, indicated for the management of post-herpetic neuralgia, neuropathic pain associated with diabetic peripheral neuropathy, the management of fibromyalgia, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain (peripheral and central), adjunctive treatment of epilepsy and general anxiety disorder in certain countries outside the U.S., recorded an increase in worldwide revenues of 16% in the first quarter of 2012, compared to the same period in 2011. Lyrica had a strong operational performance in international markets in the first quarter of 2012, including Japan, where Lyrica was launched in 2010 as the first product approved for the peripheral neuropathic pain (NeP) indication. Internationally, Lyrica revenues increased 21% in the first quarter of 2012, compared to the same period in 2011 with the growth being attributed to a focus on enhancing the neuropathic pain diagnosis and treatment rates, the successful launches of the general anxiety disorder indications to pneumocystic carinii pneumonia and the promotion of the new Phase IV data in post-traumatic NeP.  In the U.S., revenues increased 9% in the first quarter of 2012, compared to the same period in 2011. Notwithstanding this increase, U.S. revenues continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.

●
Prevnar 13/Prevenar 13 is our 13-valent pneumococcal conjugate vaccine for the prevention of various syndromes of pneumococcal disease in infants and young children and in adults 50 years of age and older. Prevnar 13/Prevenar 13 for use in infants and young children has been launched in the U.S. for the prevention of invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13 and otitis media caused by the seven serotypes in Prevnar, and in the EU and many other international markets for the prevention of invasive pneumococcal disease, otitis media and pneumococcal pneumonia caused by the vaccine serotypes. Worldwide revenues for Prevnar 13/Prevenar 13 decreased 6% in the first quarter of 2012, compared to the same period in 2011 primarily due to lower revenues in the U.S. and Developed Europe due to a decline in the number of patients eligible to receive the pediatric catch-up dose and a lower birth cohort in the U.S. In 2011, we received approval of Prevnar 13/Prevenar 13 for use in adults 50 years of age and older in the U.S. for the prevention of pneumococcal pneumonia and invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13, and in the EU for the prevention of invasive pneumococcal disease caused by the vaccine serotypes. To date, Prevenar 13 for use in adults 50 years of age and older has been approved in over 40 countries and has been launched in the U.S., 12 Developed Europe markets and 14 Emerging Market countries.

We currently are conducting the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA) to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. CAPiTA is an efficacy trial involving subjects 65 years of age and older that is designed to evaluate whether Prevnar 13 is effective in preventing the first episode of community-acquired pneumonia caused by the serotypes contained in the vaccine. We estimate that this event-driven trial will be completed in 2013. At its regular meeting held on February 22, 2012, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. We expect that the rate of uptake for the use of Prevnar 13 in adults 50 years of age and older will be impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 in that population.

●
Enbrel, for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 3% in the first quarter of 2012, compared to the same period in 2011. Enbrel revenues from the U.S. and Canada are included in Alliance revenues.

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

●
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain markets in the EU, recorded increases in worldwide revenues of 7% in the first quarter of 2012, compared to the same period in 2011. In the U.S., volume continues to be challenged by increased competition from generic versions of competitive medicines and managed care formulary pressures. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

●	Viagra remains the leading treatment for erectile dysfunction. Viagra worldwide revenues increased 6% in the first quarter of 2012, compared to the same period in 2011.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets in 2007 and in Canada in 2009. Norvasc worldwide revenues decreased 6% in the first quarter of 2012, compared to the same period in 2011.

●
Zyvox is the world’s best-selling agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues increased 2% in the first quarter of 2012, compared to the same period in 2011, primarily due to growth in emerging markets.

●
Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC) and gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 9% in the first quarter of 2012, compared to the same period in 2011, due to strong operational performance driven by increased market share in the U.S. and emerging markets, as well as approval of Sutent to treat progressive, well-differentiated pancreatic neuroendocrine tumors, a rare disease, in the U.S. in May 2011 and in the EU in late 2010. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through increasing access and healthcare coverage. As of March 31, 2012, Sutent was the most prescribed oral mRCC therapy in the U.S.

●
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It recorded an increase in worldwide revenues of 11% in the first quarter of 2012, compared to the same period in 2011 primarily attributed to increased market share for Premarin VC, favorable wholesaler inventory levels and a price increase in January 2012, partially offset by unfavorable rebates.

●
Xalabrands consists of Xalatan, a prostaglandin, which is a branded agent used to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 42% in the first quarter of 2012, compared to the same period in 2011. Lower revenues were due to the loss of exclusivity in the U.S. in March 2011 and in the majority of European markets in January 2012.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is one of the most prescribed branded medicines worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues declined 13% the first quarter of 2012, compared to the same period in 2011, primarily due to increased competition from other branded medicines and a shift in promotional focus to our Toviaz product in most major markets. Detrol immediate release (Detrol IR) will lose exclusivity in the U.S. in September 2012.

●
Genotropin, one of the world’s leading human growth hormones, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices and patient-support programs. Genotropin worldwide revenues decreased 7% in the first quarter of 2012, compared to the same period in 2011.

●
BeneFIX and ReFacto AF/Xyntha are hemophilia products using state-of-the-art manufacturing that assist patients with a lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded an increase in worldwide revenues of 12% in the first quarter of 2012, compared to the same period in 2011, primarily due to price increases and strong demand due to adherence programs in the U.S. and strong new patient uptake in Japan. ReFacto AF/Xyntha recorded an increase in worldwide revenues of 13% in the first quarter of 2012, compared to the same period in 2011, primarily due to growth in emerging markets.

●
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues decreased 22% in the first quarter of 2012, compared to the same period in 2011, primarily due to loss of exclusivity in the U.S. in March 2012.

●
Vfend is a broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues decreased 9% in the first quarter of 2012, compared to the same period in 2011. While international revenues of Vfend continued to be driven by its acceptance as an excellent broad-spectrum agent for treating serious yeast and molds, revenues in the U.S. declined primarily due to the loss of exclusivity of Vfend tablets and the launch of generic voriconazole (generic Vfend) in February 2011.

●
Chantix/Champix is an aid to smoking-cessation treatment in adults 18 years of age and older. Chantix/Champix worldwide revenues decreased 11% in the first quarter of 2012, compared to the same period in 2011. Revenues in the first quarter of 2012 primarily decreased due to the impact of changes to the product’s label and other factors. We are continuing our educational and promotional efforts, which are focused on addressing the significant health consequences of smoking highlighting the Chantix/Champix benefit-risk proposition and emphasizing the importance of the physician-patient dialogue in helping patients quit smoking.

●
Pristiq is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 17% in first quarter of 2012, compared to the same period in 2011, primarily driven by a new, more focused targeted strategy and promotional activities in the U.S., and internationally by both launches in new markets and further penetration in existing markets.

●
Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive, and, in certain international markets, non-invasive pneumococcal disease in infants and young children, recorded a decrease in worldwide revenues of 10% in first quarter of 2012, compared to the same period in 2011. Many markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar 13/Prevenar 13, resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

●
Revatio, for the treatment of pulmonary arterial hypertension (PAH), had an increase in worldwide revenues of 11% in first quarter of 2012, compared to the same period in 2011, due in part to increased PAH awareness driving earlier diagnosis in the U.S. and EU. In the U.S., Revatio tablet will lose exclusivity in September 2012, and Revatio IV injection will lose exclusivity in May 2013.

●
Effexor, an antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder, recorded a decrease in worldwide revenues of 37% in the first quarter of 2012, compared to the same period in 2011. Effexor and Effexor XR, an extended-release formulation, face generic competition in most markets, including in the U.S., where Effexor XR lost exclusivity on July 1, 2010. This generic competition had a negative impact in the first quarter of 2012 and 2011, and will continue to have a significant adverse impact on our revenues for Effexor and Effexor XR.

●
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic global competition. U.S. exclusivity was lost in September 2009. Zosyn/Tazocin recorded a decrease in worldwide revenues of 28% in first quarter of 2012, compared to the same period in 2011.

●
Caduet is a single-pill therapy combining Lipitor and Norvasc for the prevention of cardiovascular events. Caduet worldwide revenues decreased 54% in first quarter of 2012, compared to the same period in 2011, primarily due to the loss of U.S. exclusivity in November 2011.

●
Xalkori, for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive as detected by an FDA-approved test, was approved by the FDA in August 2011. Xalkori has been approved in several other markets, including South Korea, Switzerland, Mexico, Israel, Japan and Canada for the treatment of ALK-positive advanced NSCLC.

●
Inlyta was approved by the FDA in January 2012 and by the Swiss health authority in April 2012 for the treatment of patients with advanced renal cell carcinoma after failure of a prior systemic treatment.

●
Alliance revenues worldwide decreased 5% in first quarter of 2012, compared to the same period in 2011, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010 and the entry of multi-source generic competition in the U.S. in May 2011, partially offset by the strong performance of Spiriva and Enbrel in the U.S. and Canada. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013. See the “Industry-Specific Challenges” section of this MD&A for a discussion regarding the expiration of various contract rights relating to Spiriva and Aricept in 2012. ELIQUIS (apixaban) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). The two companies share with respect to the approved indication in the EU and, if and when indications for ELIQUIS are approved in various markets, will share on a global basis commercialization expenses and profit/losses equally.

See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.

Embeda—On February 23, 2011, we stopped distribution of our Embeda product due to failed specification tolerance related to naltrexone degradation identified in post-manufacturing testing. On March 10, 2011, we initiated a voluntary recall to wholesale and retail customers of all Embeda products. We have been actively pursuing several possible pathways to address the stability issues that would enable us to resume marketing this product. We plan to meet with the FDA in the second quarter of 2012 to discuss our proposed plan.

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

We incurred the following expenses in connection with our Research and Development (R&D) operations (see also Notes to Condensed Consolidated Financial Statements––Note 13. Segment, Geographic and Other Revenue Information):

	Research and Development Expenses
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011	% Incr./ (Decr.)
Primary Care Operating Segment(a)	$241	$323	(25)
Specialty Care and Oncology Operating Segment(a)	373	347	7
Established Products and Emerging Markets Operating Segment(a)	73	56	30
Animal Health and Consumer Healthcare Operating Segment(a)	93	101	(8)
Nutrition and Pfizer CentreSource(a)	8	11	(27)
Worldwide Research and Development and Pfizer Medical(b)	674	846	(20)
Corporate and other(c)	610	407	50
	$2,072	$2,091	(1)
(a)
Our operating segments, in addition to their sales and marketing responsibilities, are responsible for certain development activities. Generally, these responsibilities relate to additional indications for in-line products and IPR&D projects that have achieved proof-of-concept. R&D spending may include upfront and milestone payments for intellectual property rights.

(b)
Worldwide Research and Development is generally responsible for human health research projects until proof-of-concept is achieved, and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety-event activities. Pfizer Medical is responsible for external affairs relating to all therapeutic areas, providing Pfizer-related medical information to healthcare providers, patients and other parties, and quality assurance and regulatory compliance activities, which include conducting clinical trial audits and readiness reviews. The decrease in 2012 results from cost savings associated with the R&D productivity initiative announced on February 1, 2011 (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

(c)
Corporate and other includes unallocated costs, primarily facility costs, information technology, share-based compensation, and restructuring-related costs. The increase in 2012 results primarily from additional depreciation – asset restructuring associated with the R&D productivity initiative announced on February 1, 2011 (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

Product Developments—Biopharmaceutical

We continue to invest in R&D to provide potential future sources of revenues through the development of new products, as well as through additional uses for in-line and alliance products. Notwithstanding our efforts, there are no assurances as to when, or if, we will receive regulatory approval for additional indications for existing products or any of our other products in development.

We continue to closely evaluate our global research and development function and pursue strategies to improve innovation and overall productivity by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. To that end, our research primarily focuses on five high-priority areas that have a mix of small and large molecules –– immunology and inflammation; oncology; cardiovascular, metabolic and endocrine diseases; neuroscience and pain; and vaccines.

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of May 10, 2012.

Significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as new drug candidates and additional indications in late-stage development, follow:
Recent FDA approvals:
PRODUCT	INDICATION	DATE APPROVED
ELELYSO (taliglucerase alfa)(a)	Treatment of adults with a confirmed diagnosis of type 1 Gaucher disease	May 2012
INLYTA (Axitinib)	Treatment of advanced renal cell carcinoma after failure of one prior systemic therapy	January 2012
Prevnar 13 Adult	Prevention of pneumococcal pneumonia and invasive disease in adults 50 years of age and older	December 2011
Xalkori (Crizotinib)	Treatment of ALK-positive advanced non-small cell lung cancer	August 2011
Oxecta––Immediate release oxycodone with Aversion technology (formerly Acurox) (without niacin)(b)	Management of moderate-to-severe pain where the use of an opioid analgesic is appropriate	June 2011
Sutent	Treatment of unresectable pancreatic neuroendocrine tumor	May 2011
(a)
In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics, which provides us exclusive worldwide rights, except in Israel, to develop and commercialize ELELYSO (taliglucerase alpha) for the treatment of Gaucher disease.

(b)	In early 2011, we acquired King, which has an exclusive license from Acura Pharmaceuticals, Inc. (Acura) to sell Oxecta in the U.S., Canada and Mexico.

Pending U.S. new drug applications (NDA) and supplemental filings:
PRODUCT	INDICATION	DATE FILED*
Tafamidis meglumine	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Lyrica	Treatment of central neuropathic pain due to spinal cord injury	February 2012
Revatio	Pediatric PAH	January 2012
Bosutinib	Treatment of previously treated chronic myelogenous leukemia	January 2012
Tofacitinib(a)	Treatment of moderate-to-severe active rheumatoid arthritis	December 2011
Apixaban(b)	Prevention of stroke and systemic embolism in patients with atrial fibrillation	November 2011
Genotropin(c)	Replacement of human growth hormone deficiency (Mark VII multidose disposable device)	December 2009
Celebrex(d)	Chronic pain	October 2009
Geodon(e)	Treatment of bipolar disorder––pediatric filing	December 2008
Remoxy(f)	Management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	August 2008
Spiriva(g)	Respimat device for chronic obstructive pulmonary disease	January 2008
Zmax(h)	Treatment of bacterial infections––sustained release––acute otitis media (AOM) and sinusitis––pediatric filing	January 2007
Viviant(i)	Osteoporosis treatment and prevention	August 2006
*	The dates set forth in this column are the dates on which the FDA accepted our submissions.
(a)
On May 9, 2012, the FDA’s Arthritis Advisory Committee voted 8 to 2 to recommend approval of tofacitinib for the treatment of adult patients with moderately to severely active rheumatoid arthritis. The Committee’s recommendation will be considered by the FDA in its review of the NDA for tofacitinib.

(b)	This indication for apixaban is being developed in collaboration with our alliance partner, BMS.
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

(f)
In 2005, King entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter was received from the FDA with regard to the resubmission of the NDA. We are working to address the issues raised in the letter, which primarily relate to manufacturing. There are several key decision points over the next several months that will determine the timing and the nature of our response to the FDA’s “complete response” letter.

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

(h)
In September 2007, we received an “approvable” letter from the FDA for Zmax that set forth requirements to obtain approval for the pediatric acute otitis media (AOM) indication based on pharmacokinetic data. In January 2010, we filed a supplemental NDA, which proposed the inclusion of the new indications for AOM and acute bacterial sinusitis in pediatric patients. In May 2011, we received a “complete response” letter from the FDA with respect to the supplemental NDA. We are working to determine the next steps.

(i)
Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA’s concerns. A full response will be provided to the FDA. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications after we submit our response to the “approvable” letters. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. Viviant was also approved in Japan in July 2010 for the treatment of post-menopausal osteoporosis and in Korea in November 2011 for the treatment and prevention of post-menopausal osteoporosis.

Regulatory approvals and filings in the EU and Japan:
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Xalkori (Crizotinib)	Approval in Japan for treatment of ALK-positive advanced non-small cell lung cancer	March 2012	—
Toviaz	Application filed in Japan for treatment of overactive bladder	—	March 2012
Tofacitinib	Application filed in Japan for treatment of rheumatoid arthritis	—	December 2011
Celecox (Celebrex)	Approval in Japan for treatment of acute pain	December 2011	—
Apixaban(a)	Application filed in Japan for prevention of stroke and systemic embolism in patients with non-valvular atrial fibrillation	—	December 2011
Vyndaqel (Tafamidis meglumine)	Approval in the EU for treatment of TTR-FAP in adult patients with stage 1 symptomatic polyneuropathy	November 2011	—
Tofacitinib	Application filed in the EU for treatment of moderate-to-severe active rheumatoid arthritis	—	November 2011
Prevenar 13 Adult	Approval in the EU for prevention of invasive pneumococcal disease in adults 50 years of age and older	October 2011	—
Sutent	Application filed in Japan for treatment of pancreatic neuroendocrine tumor	—	October 2011
Lyrica	Application filed in Japan for treatment of fibromyalgia	—	October 2011
ELIQUIS (Apixaban)(a)	Application filed in the EU for prevention of stroke in patients with atrial fibrillation	—	October 2011
Bosutinib	Application filed in the EU for treatment of newly diagnosed chronic myelogenous leukemia	—	August 2011
Crizotinib	Application filed in the EU for treatment of previously treated ALK-positive advanced non-small cell lung cancer	—	August 2011
Axitinib	Application filed in Japan for treatment of advanced renal cell carcinoma not indicated for curative resection, mRCC	—	July 2011
ELIQUIS (Apixaban)(b)	Approval in the EU for prevention of venous thromboembolism following elective hip or knee-replacement surgery	May 2011	—
Axitinib	Application filed in the EU for treatment of advanced renal cell carcinoma after failure of prior systemic treatment	—	May 2011
Revatio	Approval in the EU for pediatric PAH	May 2011	—
Taliglucerase alfa	Application filed in the EU for treatment of Gaucher disease	—	November 2010
*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.
(a)	This indication for ELIQUIS (apixaban) is being developed in collaboration with BMS.
(b)	This indication for ELIQUIS (apixaban) was developed and is being commercialized in collaboration with BMS.

In March 2010, we withdrew our application in Japan for Prevenar 13 for the prevention of invasive pneumococcal disease in infants and young children due to a request by the Pharmaceutical and Medical Devices Agency (PMDA) for an additional study of this indication in Japanese subjects.  We are conducting the requested additional study and, if the results are positive, we plan to resubmit the application.

Late-stage clinical trials for additional uses and dosage forms for in-line and in-registration products:
PRODUCT	INDICATION
ELIQUIS (Apixaban)	For the prevention and treatment of venous thromboembolism, which is being developed in collaboration with BMS
Eraxis/Vfend Combination	Aspergillosis fungal infections
INLYTA (Axitinib)
Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of renal cell carcinoma in treatment-naïve patients and (Asia only) adjuvant renal cell carcinoma

Lyrica	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent	Adjuvant renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis and ulcerative colitis
Torisel	Renal cell carcinoma 2nd line (after disease progression on or after Sutent therapy)
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line (supports full approval in the U.S.) non-small cell lung cancer
Xiapex	Peyronie’s disease
Zithromax/chloroquine	Malaria

New drug candidates in late-stage development:
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Bapineuzumab(a)
An investigational anti-beta-amyloid immunotherapy being studied for mild to moderate Alzheimer’s disease being developed in collaboration with Janssen Alzheimer Immunotherapy Research & Development, LLC (Janssen AI), a subsidiary of Johnson & Johnson

Bazedoxifene-conjugated estrogens	A tissue-selective estrogen complex for the treatment of menopausal vasomotor symptoms
Dacomitinib	A pan-HER tyrosine kinase inhibitor for the treatment of previously treated advanced non-small cell lung cancer
Inotuzumab ozogamicin	An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of aggressive Non-Hodgkin’s Lymphoma
Tanezumab(b)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)
(a)
Our collaboration with Janssen AI on bapineuzumab, a potential treatment for mild-to-moderate Alzheimer’s disease, continues with four Phase 3, double-blind studies.  Janssen AI is leading the two, primarily North American Phase 3 studies (301 and 302). Study 302 has completed, but the results remain blinded. Janssen AI expects that Study 301 will complete in the coming months. We are conducting the two, primarily international Phase 3 studies (3000 and 3001). We expect that the last patient will have completed our two, primarily international 18-month trials, including associated biomarker studies, in 2014.

(b)
Following requests by the FDA in 2010, we suspended and subsequently terminated worldwide the osteoarthritis, chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab. The FDA’s requests followed a small number of reports of osteoarthritis patients treated with tanezumab who experienced the worsening of osteoarthritis leading to total joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations. In December 2010, the FDA placed a clinical hold on all other anti-nerve growth factor therapies under clinical investigation in the U.S. Studies of tanezumab in cancer pain were allowed to continue. Extensive analyses were undertaken of all total joint replacements reported in studies of tanezumab. The results of these analyses and the conclusions drawn were provided to the FDA. On March 12, 2012, the FDA Arthritis Advisory Committee met to discuss the future development of nerve growth factor inhibitors, including tanezumab. The Committee voted that there is a role for the ongoing development of nerve growth factor inhibitors in conditions such as osteoarthritis and for the management of pain associated with conditions other than osteoarthritis for which there are no agents with demonstrated analgesic effect. The Committee’s recommendations are not binding on the FDA, which will make the final determination on the partial clinical hold. Discussions with FDA are ongoing in an effort to resume clinical development of tanezumab.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

Costs and Expenses

Cost of Sales

	Three Months Ended		Incr./ (Decr.)
(millions of dollars)	April 1, 2012	April 3, 2011	12/11
Cost of sales	$2,974	$3,693	(19)%

Cost of sales decreased 19% in the first quarter of 2012, compared to the same period in 2011, primarily due to:

●	lower purchase accounting charges, primarily reflecting the fair value adjustments to acquired inventory from Wyeth that was subsequently sold;

●	savings associated with our cost-reduction and productivity initiatives, and

●	the favorable impact of foreign exchange of 4%;

partially offset by:

●	a shift in geographic and business mix.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended		Incr./ (Decr.)
(millions of dollars)	April 1, 2012	April 3, 2011	12/11
Selling, informational and administrative expenses	$4,133	$4,503	(8)%

SI&A expenses decreased 8% in the first quarter of 2012, compared to the same period in 2011, primarily due to:

●	savings generated from a reduction in the field force and a decrease in promotional spending, both partially in response to product losses of exclusivity; and

●	more streamlined corporate functions.

Research and Development (R&D) Expenses

	Three Months Ended		Incr./ (Decr.)
(millions of dollars)	April 1, 2012	April 3, 2011	12/11
Research and development expenses	$2,072	$2,091	(1)%

R&D expenses decreased 1% in the first quarter of 2012, compared to the same period in 2011, primarily due to:

●	savings generated by the discontinuation of certain therapeutic areas and R&D programs in connection with our previously announced cost-reduction and productivity initiatives;

largely offset by:

●	higher charges related to those initiatives.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended		Incr./ (Decr.)
(millions of dollars)	April 1, 2012	April 3, 2011	12/11
Costs associated with cost-reduction/productivity initiatives and acquisition activity	$999	$1,147	(13)%

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

All of our businesses and functions can be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as functions such as information technology, shared services and corporate operations.

Since the acquisition of Wyeth on October 15, 2009, our cost-reduction initiatives announced on January 26, 2009, but not completed as of December 31, 2009, were incorporated into a comprehensive plan to integrate Wyeth’s operations to generate cost savings and to capture synergies across the combined company. In addition, on February 1, 2011, we announced a new research and productivity initiative to accelerate our strategies to improve innovation and overall productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time.

Cost-Reduction Goals

With respect to the January 26, 2009 announcements, and our acquisition of Wyeth on October 15, 2009, in the aggregate, we set a goal to generate cost reductions, net of investments in the business, of approximately $4 billion to $5 billion, by the end of 2012, at 2008 average foreign exchange rates, in comparison with the 2008 pro forma combined adjusted total costs of the legacy Pfizer and legacy Wyeth operations. (For an understanding of adjusted total costs, see the “Adjusted Income” section of this MD&A.) We achieved this goal by the end of 2011, a year earlier than expected.

With respect to the new R&D productivity initiative announced on February 1, 2011, we set a goal to achieve significant reductions in our annual research and development expenses by the end of 2012. Adjusted R&D expenses were $8.4 billion in 2011, and were $1.8 billion in the first quarter of 2012. We expect adjusted R&D expenses to be approximately $6.5 billion to $7.0 billion in 2012. (For an understanding of adjusted research and development expenses, see the “Adjusted Income” section of this MD&A.) We are on track to meet this 2012 goal.

In addition to these major initiatives, we continuously monitor our organizations for cost reduction and/or productivity opportunities.

Expected Total Costs

We have incurred and will continue to incur costs in connection with these announced actions. We estimate that the total costs of both of the aforementioned initiatives could range up to $16.4 billion through 2012, of which we have incurred approximately $13.6 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through April 1, 2012.

Key Activities

The targeted cost reductions have been and are being achieved through the following actions:

●
The closing of duplicative facilities and other site rationalization actions Company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities.  Among the more significant actions are the following:

●
Manufacturing: After the acquisition of Wyeth, our manufacturing sites totaled 81. Other acquisitions have added 20 manufacturing sites and we have subsequently exited 9. Our plant network strategy will result in the exit of a further 10 sites over the next several years.

●
Research and Development: After the acquisition of Wyeth, we operated in 20 R&D sites and announced that we would close a number of sites. We have completed a number of site closures, including our Sandwich, U.K. research and development facility, except for a small presence. In addition, in 2011, we rationalized several other sites to reduce and optimize the overall R&D footprint. We disposed of our toxicology site in Catania, Italy; exited our R&D sites in Aberdeen and Gosport, U.K.; and disposed of a vacant site in St. Louis, MO. We are presently marketing for sale, lease or sale/lease-back, either a portion of or all of certain of our R&D campuses. Locations with R&D operations are in the U.S., Europe, Canada and China, with five major research sites in addition to a number of specialized units. We also re-prioritized our commitments to disease areas and have discontinued certain therapeutic areas and R&D programs.

●
Workforce reductions across all areas of our business and other organizational changes, primarily in the U.S. field manufacturing, R&D and corporate functions. We identified areas for a reduction in workforce across all of our businesses. After the closing of the Wyeth acquisition, the combined workforce was approximately 120,700. As of April 1, 2012, after giving effect to the impact of acquisitions subsequent to the Wyeth acquisition, the workforce totaled approximately 102,500, a decrease of 1,200, primarily in the U.S. field force, manufacturing, R&D and corporate operations, from 103,700 as of December 31, 2011. We have exceeded our original target for reducing the combined Pfizer/Wyeth workforce.

●	The increased use of shared services.

●	Procurement savings.

Details of Actual Costs Incurred

The components of costs associated with cost-reduction/productivity initiatives and acquisition activity follow:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Transaction costs(a)	$––	$10
Integration costs(b)	100	179
Restructuring charges(c):
Employee termination costs	267	667
Asset impairments	218	25
Other	11	13
Restructuring charges and certain acquisition-related costs	596	894
Additional depreciation––asset restructuring, recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	79	172
Selling, informational and administrative expenses	2	7
Research and development expenses	259	64
Total additional depreciation––asset restructuring	340	243
Implementation costs, recorded in our condensed consolidated statements of income as follows(e):
Selling, informational and administrative expenses	15	––
Research and development expenses	48	10
Total implementation costs	63	10
Total costs associated with cost-reduction initiatives and acquisition activity	$999	$1,147
(a)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.
(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through April 1, 2012, Employee termination costs represent the expected reduction of the workforce by approximately 59,400 employees, mainly in manufacturing and sales and research, of which approximately 46,300 employees have been terminated as of April 1, 2012. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits, pension and postretirement benefits, many of which may be paid out during periods after termination. Asset impairments primarily include charges to write down property, plant and equipment to fair value. Other primarily includes costs to exit certain assets and activities.

The restructuring charges for the three months ended April 1, 2012 are associated with the following:

●
Primary Care operating segment ($3 million), Specialty Care and Oncology operating segment ($3 million), Established Products and Emerging Markets operating segment ($3 million), Animal Health and Consumer Healthcare operating segment ($5 million),  research and development operations ($12 million), manufacturing operations ($152 million) and Corporate ($318 million).

The restructuring charges for the three months ended April 3, 2011 are associated with the following:

●
Primary Care operating segment ($46 million), Specialty Care and Oncology operating segment ($35 million), Established Products and Emerging Markets operating segment ($4 million), Animal Health and Consumer Healthcare operating segment ($10 million), Nutrition operating segment ($2 million), research and development operations ($422 million), manufacturing operations ($75 million) and Corporate ($111 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The components of restructuring charges follow:
	Costs Incurred	Activity	Accrual
(millions of dollars)	2005-2012	Through April 1, 2012(a)	As of April 1, 2012(b)

Employee termination costs	$10,869	$8,638	$2,231
Asset impairments	2,782	2,782	––
Other	1,033	949	84
Total restructuring charges	$14,684	$12,369	$2,315
(a)	Includes adjustments for foreign currency translation.
(b)	Included in Other current liabilities ($1.4 billion) and Other noncurrent liabilities ($891 million).

Other (Income)/Deductions––Net

	Three Months Ended		Incr./ (Decr.)
(millions of dollars)	April 1, 2012	April 3, 2011	12/11
Other Deductions—Net	$1,657	$827	100%

Other deductions––net changed unfavorably by $830 million in the first quarter of 2012, compared to the same period in 2011, primarily due to:

●
charges for litigation-related matters that were $313 million higher in the first quarter of 2012 than in the same period in 2011, primarily due to a $450 million charge in connection with an agreement-in-principle to settle a lawsuit by Brigham Young University related to Celebrex;

●	certain asset impairment charges that were approximately $275 million higher in the first quarter of 2012 than in the same period in 2011, (see below); and

●	lower royalty-related income of $74 million;

partially offset by:

●	lower net interest expense of $44 million.

Certain Asset Impairment Charges

When necessary, we record charges for impairments of long-lived assets in the amount by which the fair value is less than the carrying value of the assets. For additional information, see the “Significant Accounting Policies and Application of Critical Accounting Estimates—Asset Impairment Reviews––Long-Lived Assets” section of our 2011 Financial Report, which is filed as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––Net included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Taxes on Income

	Three Months Ended		Incr./ (Decr.)
(millions of dollars)	April 1, 2012	April 3, 2011	12/11
Provision for taxes on income	$750	$894	(16)%
Effective tax rate on continuing operations	29.4%	28.7%

Our effective tax rate on continuing operations was 29.4% for the first quarter of 2012, compared to 28.7% for the first quarter of 2011. The higher tax rate for the first quarter of 2012 is primarily due to a change in the jurisdictional mix of earnings and the impact of the expiration of the U.S. research and development tax credit.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions and Divestitures: Divestitures.

The components of Discontinued operations—net of tax, virtually all of which relate to our former Capsugel business, follow:
Three Months Ended
(millions of dollars)	April 3, 2011
Revenues	$177
Pre-tax income from discontinued operations	$28
Provision for taxes on income(a)	(18)
Income from discontinued operations––net of tax	$10
Discontinued operations––net of tax	$10
(a)	Deferred tax amounts are not significant.

Adjusted Income

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals, consumer healthcare (over-the-counter) products, vaccines and nutrition products––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income. Adjusted total costs represent the total of Adjusted cost of sales, Adjusted SI&A expenses and Adjusted R&D expenses, which are income statement line items prepared on the same basis as, and are components of, the overall Adjusted income measure.

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

●
senior management’s annual compensation is derived, in part, using this Adjusted income measure. Adjusted income is one of the performance metrics utilized in the determination of bonuses under the Pfizer Inc. Executive Annual Incentive Plan that is designed to limit the bonuses payable to the Executive Leadership Team (ELT) for purposes of Internal Revenue Code Section 162(m). Subject to the Section 162(m) limitation, the bonuses are funded from a pool based on the achievement of three financial metrics, including adjusted diluted earnings per share, which is derived from Adjusted income. Since 2011, this metric accounts for 40% of the bonus pool made available to ELT members and other members of senior management and will constitute a factor in determining each of these individual’s bonus.

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

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets acquired from Pharmacia, Wyeth and King, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the aforementioned significant charges.

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

We believe that viewing income prior to considering these charges provides investors with a useful additional perspective because the significant costs incurred in connection with a business combination result primarily from the need to eliminate duplicate assets, activities or employees––a natural result of acquiring a fully integrated set of activities. For this reason, we believe that the costs incurred to convert disparate systems, to close duplicative facilities or to eliminate duplicate positions (for example, in the context of a business combination) can be viewed differently from those costs incurred in other, more normal, business contexts.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the sale of such operations such as the sale of our Capsugel business, which we sold in August 2011. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them. (Restatements due to discontinued operations do not impact compensation or change the adjusted income measure for the compensation of the restated periods but are presented here on a restated basis for consistency across all periods.)

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; charges related to certain sales or disposals of products or facilities that do not qualify as discontinued operations as defined by U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

A reconciliation of Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Adjusted income follows:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011	% Incr./ (Decr.)
Reported net income attributable to Pfizer Inc.	$1,794	$2,222	(19)
Purchase accounting adjustments––net of tax	1,071	1,343	(20)
Acquisition-related costs––net of tax	115	456	(75)
Discontinued operations––net of tax	––	(10)	(100)
Certain significant items––net of tax	1,452	797	82
Adjusted income(a)	$4,432	$4,808	(8)
(a)
The effective tax rate on Adjusted income was 29.1% in the first quarter of 2012, compared with 27.9% in the first quarter of 2011. The increase in the effective tax rate on Adjusted income was primarily due to the change in the jurisdictional mix of earnings and the impact of the expiration of the U.S. research and development tax credit.

Certain amounts and percentages may reflect rounding adjustments.

A reconciliation of Reported diluted EPS, as reported under U.S. GAAP, and Adjusted diluted EPS follows:
	Three Months Ended
	April 1, 2012	April 3, 2011	% Incr./ (Decr.)
Earnings per common share––diluted(a):
Reported income from continuing operations attributable to Pfizer Inc. common shareholders	$0.24	$0.28	(14)
Income from discontinued operations––net of tax	—	—	—
Reported net income attributable to Pfizer Inc. common shareholders	0.24	0.28	(14)
Purchase accounting adjustments––net of tax	0.14	0.17	(18)
Acquisition-related costs––net of tax	0.02	0.05	(60)
Discontinued operations––net of tax	—	—	—
Certain significant items––net of tax	0.19	0.10	90
Adjusted net income attributable to Pfizer Inc. common shareholders	$0.58	$0.60	(3)
(a)	EPS amounts may not add due to rounding.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income as shown above excludes the following items:
	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011

Purchase accounting adjustments:
Amortization, depreciation and other(a)	$1,448	$1,354
Cost of sales, primarily related to fair value adjustments of acquired inventory	10	431
Total purchase accounting adjustments, pre-tax	1,458	1,785
Income taxes	(387)	(442)
Total purchase accounting adjustments––net of tax	1,071	1,343
Acquisition-related costs:
Transaction costs(b)	––	10
Integration costs(b)	100	179
Restructuring charges(b)	(3)	203
Additional depreciation––asset restructuring(c)	85	183
Total acquisition-related costs, pre-tax	182	575
Income taxes	(67)	(119)
Total acquisition-related costs––net of tax	115	456
Discontinued operations:
Total discontinued operations––net of tax	––	(10)
Certain significant items:
Restructuring charges(d)	499	502
Implementation costs and additional depreciation––asset restructuring(e)	318	70
Certain legal matters(f)	775	472
Certain asset impairment charges(g)	412	157
Other(h)	65	7
Total certain significant items, pre-tax	2,069	1,208
Income taxes	(617)	(411)
Total certain significant items––net of tax	1,452	797
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$2,638	$2,586
(a)	Included primarily in Amortization of intangible assets.
(b)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(c)	Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

For the first quarter of 2012, included in Cost of sales ($79 million), Selling, informational and administrative expenses ($1 million) and in Research and development expenses ($5 million). For the first quarter of 2011, included in Cost of sales ($172 million), Selling, informational and administrative expenses ($7 million) and Research and development expenses ($4 million).

(d)
Represents restructuring charges incurred for our cost-reduction and productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(e)
Amounts primarily relate to our cost-reduction and productivity initiatives (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the first quarter of 2012, included in Selling, informational and administrative expenses ($16 million) and Research and development expenses ($302 million). For the first quarter of 2011, included in Research and development expenses.

(f)
Included in Other deductions––net (see Notes to Condensed Consolidated Financial Statements – Note 4. Other Deductions – Net). In 2012, primarily relates to a $450 million charge in connection with an agreement-in-principle to settle a lawsuit by Brigham Young University related to Celebrex and charges for hormone-replacement therapy litigation. In 2011, primarily relates to charges for hormone-replacement therapy litigation.

(g)
Included in Other deductions––net (see Notes to Condensed Consolidated Financial Statements – Note 4. Other Deductions – Net). In 2012, primarily includes intangible asset impairments of approximately $395 million reflecting (i) $297 million of in-process research and development (IPR&D) that targeted autoimmune and inflammatory diseases, (ii) $45 million related to our Consumer Healthcare indefinite-lived brand, Robitussin, and (iii) $53 million of developed technology rights comprising the impairments of two assets. In 2011, relates to IPR&D for the treatment of a certain autoimmune and inflammatory disease. The impairment charges reflect, among other things, the impact of new scientific findings for IPR&D, and an increased competitive environment for Robitussin.

(h)
For the first quarter of 2012, included in Selling, informational and administrative expenses ($8 million) and Other deductions––net ($57 million). For the first quarter of 2011, included in Other deductions––net.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS

Many changes in our asset and liability accounts as of April 1, 2012, compared to December 31, 2011, reflect, among other things, increases associated with our acquisitions of Alacer Corp. and Ferrosan Holding A/S (see Notes to Condensed Consolidated Financial Statements— Note 2A. Acquisitions and Divestitures: Acquisitions).

For information about certain of our financial assets and liabilities, including cash and cash equivalents, short-term investments, long-term investments, short-term borrowings, including current portion of long-term debt, and long-term debt, see “Analysis of Financial Condition, Liquidity and Capital Resources” below.

For Accounts Receivable, net, see “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

For Identifiable intangible assets, less accumulated amortization, the change also includes the impact of impairments of certain assets (see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net).

For Accounts Payable, the change also reflects lower spending as a result of our cost reduction and productivity initiatives.

For Pension benefit obligations and Postretirement benefit obligations, the change also reflects the impact of $391 million of company contributions (see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans).

For Other noncurrent liabilities, the change also reflects a decrease in the fair value of derivative financial instruments in a liability position (see Notes to Condensed Consolidated Financial Statements – Note 7A. Financial Instruments: Selected Financial Assets and Liabilities).

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(millions of dollars)	April 1, 2012	April 3, 2011	Incr./ (Decr.)

Cash provided by/(used in):
Operating activities	$2,774	$4,642	(1,868)
Investing activities	451	725	(274)
Financing activities	(3,507)	(6,404)	2,897
Effect of exchange-rate changes on cash and cash equivalents	34	32	2
Net increase/(decrease) in cash and cash equivalents	$(248)	$(1,005)	757

Operating Activities

Our net cash provided by operating activities was $2.8 billion in the first quarter of 2012, compared to $4.6 billion in the same period of 2011. The decrease in net cash provided by operating activities was primarily attributable to:

●	net tax payments of $451 million recorded in the first quarter of 2012, compared to net tax refunds of $134 million received in the same period of 2011; and

●	the timing of receipts and payments in the ordinary course of business.

The first quarter of 2012 was also impacted by the loss of exclusivity of Lipitor in the United States. See also the “Industry-Specific Challenges” section of this MD&A.

In the first quarter of 2012, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects changes in the ordinary course of business for accounts receivable, accounts payable, accrued compensation and other current and non-current liabilities. For additional information about accounts receivable, see also “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” above.

Investing Activities

Our net cash provided by investing activities was $451 million in the first quarter of 2012, compared to $725 million in the same period in 2011. The decrease in net cash provided by investing activities was primarily attributable to:

●
net proceeds from redemption and sales of investments of $1.5 billion in the first quarter of 2012, which were primarily used to finance our acquisitions, compared to net proceeds from redemptions and sales of investments of $4.1 billion in the first quarter of 2011, which were used to finance our acquisition of King, largely offset by:

●
cash paid of $782 million, net of cash acquired, for our acquisitions of Alacer Corp. and Ferrosan in the first quarter of 2012 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions), compared to $3.2 billion cash paid, net of cash acquired, for the acquisition of King in the first quarter of 2011.

Financing Activities

Our net cash used in financing activities was $3.5 billion in the first quarter of 2012, compared to $6.4 billion in the same period in 2011. The decrease in net cash used in financing activities was primarily attributable to:

●	net repayments of borrowings of $233 million in the first quarter of 2012, compared to net repayments of borrowings of $3.4 billion in the first quarter of 2011;

slightly offset by:

●	higher purchases of common stock; and

●	higher cash dividends paid.

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net Financial Liabilities, as shown below:
(millions of dollars)	April 1, 2012	Dec. 31, 2011
Financial assets:
Cash and cash equivalents	$2,934	$3,182
Short-term investments	21,038	23,270
Long-term investments	10,632	9,814
Total financial assets	34,604	36,266
Debt:
Short-term borrowings, including current portion of long-term debt	5,526	4,018
Long-term debt	33,543	34,931
Total debt	39,069	38,949
Net financial liabilities	$(4,465)	$(2,683)

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Due to our significant operating cash flows, including the impact on cash flows of the anticipated cost savings from our cost-reduction and productivity initiatives, as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we further believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

●	the working capital requirements of our operations, including our research and development activities;

●	investments in our business;

●	dividend payments and potential increases in the dividend rate;

●	share repurchases, including our plan to repurchase approximately $5 billion of our common stock in 2012;

●	the cash requirements associated with our cost-reduction/productivity initiatives;

●	paying down outstanding debt;

●	contributions to our pension and postretirement plans; and

●	business-development activities.

Our long-term debt is rated high quality by both Standard & Poor’s and Moody’s Investors Service. See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities.

Net financial liabilities increased during the first quarter of 2012, primarily due to lower short-term investment and cash and cash equivalent balances, and higher short-term borrowing balances. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

Credit Ratings

Two major corporate debt-rating organizations, Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P), assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt follow:
NAME OF RATING AGENCY	Commercial Paper	Long-term Debt		Date of Last Action
		Rating	Outlook
Moody’s	P-1	A1	Stable	October 2009
S&P	A1+	AA	Stable	October 2009

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of April 1, 2012, we had access to $9.0 billion of lines of credit, of which $1.9 billion expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.0 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2016, may be used to support our commercial paper borrowings.

Global Economic Conditions

The challenging economic environment has not had, nor do we anticipate it will have, a significant impact on our liquidity. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As markets change, we continue to monitor our liquidity position. There can be no assurance that the challenging economic environment or a further economic downturn would not impact our ability to obtain financing in the future.

Selected Measures of Liquidity and Capital Resources

Certain relevant measures of our liquidity and capital resources follow:

(millions of dollars, except ratios and per common share data)	April 1, 2012	Dec. 31, 2011

Cash and cash equivalents and short-term investments(a)	$23,972	$26,452
Working capital(b)	$27,769	$28,502
Ratio of current assets to current liabilities	2.02:1	2.02:1
Shareholders’ equity per common share(c)	$11.07	$10.85
(a)	See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of assets held and for a description of credit risk related to our financial instruments held.
(b)	Working capital includes assets held for sale of $159 million as of April 1, 2012 and $101 million as of December 31, 2011.
(c)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

We funded our acquisition of Ferrosan’s consumer healthcare business, which closed on December 1, 2011 (which fell in the first fiscal quarter of 2012 for our international operations), and our acquisition of Alacer, which closed on February 26, 2012, with available cash and the proceeds from short-term investments. For additional information on our acquisitions of Ferrosan and Alacer, see Notes to Condensed Consolidated Financial Statements— Note 2A. Acquisitions and Divestitures: Acquisitions.

For additional information about the sources and uses of our funds, see the “Analysis of the Condensed Consolidated Balance Sheets” and “Analysis of the Condensed Consolidated Statements of Cash Flows” sections of this MD&A.

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

Assuming the receipt of the required regulatory clearances, the satisfaction of the other closing conditions and the completion of the sale of our Nutrition operating segment to Nestlé, a substantial portion of the sale proceeds will be located outside the U.S. We are evaluating and will continue to evaluate potential domestic and international uses of those proceeds in the context of our overall capital requirements and capital-allocation strategies. (For additional information regarding our agreement to sell the Nutrition operating segment to Nestlé, see the "Our Business Development Initiatives" section of this MD&A.)

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets, where economic conditions remain uncertain. Historically, payments from a number of European governments and government agencies extend beyond the contractual terms of sale and the trend is worsening. In Greece, certain of our accounts receivable have been restructured into bonds with maturities that further lengthened the repayment timeline.

We believe that our allowance for doubtful accounts is appropriate. Our assessment is based on an analysis of the following: (i) payments received to date; (ii) the consistency of payments from customers; (iii) direct and observed interactions with the governments (including court petitions) and with market participants (for example, the factoring industry); and (iv) various third-party assessments of repayment risk (for example, rating agency publications and the movement of rates for credit default swap instruments).

As of April 1, 2012, we had about $1.7 billion in aggregate gross accounts receivable from governments and/or government agencies in Spain, Italy, Greece, Portugal and Ireland, where economic conditions remain uncertain. Such receivables in excess of one year from the invoice date were as follows: $331 million in Spain; $171 million in Italy; $72 million in Greece; and $19 million in Portugal.

Although certain European governments and government agencies sometimes delay payments beyond the contractual terms of sale, we seek to appropriately balance repayment risk with the desire to maintain good relationships with our customers and to ensure a humanitarian approach to local patient needs.

We will continue to closely monitor repayment risk and, when necessary, we will continue to adjust our allowance for doubtful accounts and/or write-down our holdings in Greek bonds.

Our assessments about the recoverability of accounts receivables can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements––Note 1C. Significant Accounting Policies: Estimates and Assumptions included in our 2011 Financial Report, which is filed as Exhibit 13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Share Purchase Plans

From June 2005 through April 1, 2012, we purchased approximately 1.3 billion shares of our common stock for approximately $29.6 billion. On February 1, 2011, we announced that the Board of Directors authorized a new $5 billion share-purchase plan. On December 12, 2011, we announced that the Board of Directors authorized an additional $10 billion share-purchase plan. In the first quarter of 2012, we purchased approximately 77 million shares of our common stock for approximately $1.7 billion. We purchased approximately 73.5 million shares of our common stock for approximately $1.4 billion in the first quarter of 2011.

After giving effect to share purchases through April 1, 2012, our remaining share-purchase authorization is approximately $8.4 billion at April 1, 2012. During 2012, we anticipate purchasing approximately $5 billion of our common stock, with the remaining authorized amount available in 2013 and beyond.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of April 1, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In April 2012, our Board of Directors declared a dividend of $0.22 per share, payable June 5, 2012, to shareholders of record at the close of business on May 11, 2012.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic review, capital allocation, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, share-repurchase and dividend-rate plans, government regulation and financial results, including, in particular, the financial guidance and anticipated costs and cost savings set forth in the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives”  and “Our Financial Guidance for 2012” sections of this MD&A. Among the factors that could cause actual results to differ materially from past and projected future results are the following:

●
the outcome of research and development activities including, without limitation, the ability to meet anticipated clinical trial commencement and completion dates, regulatory submission and approval dates, and launch dates for product candidates;

●
decisions by regulatory authorities regarding whether and when to approve our drug applications, as well as their decisions regarding labeling, ingredients and other matters that could affect the availability or commercial potential of our products;

●	the speed with which regulatory authorizations, pricing approvals and product launches may be achieved;

●
the outcome of post-approval clinical trials, which could result in the loss of marketing approval for a product or changes in the labeling for, and/or increased or new concerns about the safety or efficacy of, a product that could affect its availability or commercial potential;

●	the success of external business-development activities;

●
competitive developments, including the impact on our competitive position of new product entrants, in-line branded products, generic products, private label products and product candidates that treat diseases and conditions similar to those treated by our in-line drugs and drug candidates;

●
the implementation by the FDA of an abbreviated legal pathway to approve biosimilar products, which could subject our biologic products to competition from biosimilar products in the U.S., with attendant competitive pressures, after the expiration of any applicable exclusivity period and patent rights;

●	the ability to meet generic and branded competition after the loss of patent protection for our products or competitor products;

●	the ability to successfully market both new and existing products domestically and internationally;

●	difficulties or delays in manufacturing;

●	trade buying patterns;

●	the impact of existing and future legislation and regulatory provisions on product exclusivity;

●	trends toward managed care and healthcare cost containment;

●
the impact of the U.S. Budget Control Act of 2011 (the Budget Control Act) and the deficit-reduction actions to be taken pursuant to the Budget Control Act in order to achieve the deficit-reduction targets provided for therein, and the impact of any broader deficit-reduction efforts;

●
the impact of U.S. healthcare legislation enacted in 2010—the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act––and of any modification, repeal or invalidation of any of the provisions thereof;

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

●
legislation or regulatory action in markets outside the U.S. affecting pharmaceutical product pricing, reimbursement or access, including, in particular, continued government-mandated price reductions for certain biopharmaceutical products in certain European and emerging market countries;

●
the exposure of our operations outside the U.S. to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest and unstable governments and legal systems;

●	contingencies related to actual or alleged environmental contamination;

●	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

●	any significant breakdown, infiltration or interruption of our information technology systems and infrastructure;

●
legal defense costs, insurance expenses, settlement costs, the risk of an adverse decision or settlement  and the adequacy of reserves related to product liability, patent protection, government investigations, consumer, commercial, securities, antitrust, environmental and tax issues, ongoing efforts to explore various means for resolving asbestos litigation, and other legal proceedings;

●	our ability to protect our patents and other intellectual property both domestically and internationally;

●	interest rate and foreign currency exchange rate fluctuations;

●
governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside of the U.S. that may result from pending and possible future proposals;

●	any significant issues involving our largest wholesaler customers, which account for a substantial portion of our revenues;

●	the possible impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain on our revenues and on patient confidence in the integrity of our medicines;

●
any significant issues that may arise related to the outsourcing of certain operational and staff functions to third parties, including with regard to quality, timeliness and compliance with applicable legal requirements and industry standards;

●	changes in U.S. generally accepted accounting principles;

●
uncertainties related to general economic, political, business, industry, regulatory and market conditions including, without limitation, uncertainties related to the impact on us, our customers, suppliers and lenders and counterparties to our foreign-exchange and interest-rate agreements of challenging global economic conditions and recent and possible future changes in global financial markets; and the related risk that our allowance for doubtful accounts may not be adequate;

●	any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

●	growth in costs and expenses;

●	changes in our product, segment and geographic mix;

●	our ability and the ability of Nestlé to satisfy the conditions to closing the sale of our Nutrition operating segment to Nestlé; and

●
the impact of acquisitions, divestitures, restructurings, product recalls and withdrawals and other unusual items, including (i) our ability to realize the projected benefits of our acquisition of King Pharmaceuticals, Inc.; (ii) our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization; and (iii) the impact of the strategic alternative that we decide to pursue for our Animal Health business.

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

Our 2011 Annual Report on Form 10-K listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Legal Proceedings and Contingencies

Information with respect to legal proceedings and contingencies required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies in Part I, Item 1, of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2011 Financial Report, which is filed as Exhibit 13 to our 2011 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

Tax Matters

Additional information with respect to tax matters required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 5C. Tax Matters: Tax Contingencies in Part I, Item 1, of this Form 10-Q.

We account for income tax contingencies using a benefit recognition model. If our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law or analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard.

Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire, as we treat these events as discrete items in the period of resolution. Finalizing audits with the relevant taxing authorities can include formal administrative and legal proceedings, and, as a result, it is difficult to estimate the timing and range of possible changes related to our uncertain tax positions, and such changes could be significant.

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2011 Annual Report on Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2011 Annual Report on Form 10-K, except as follows:

●
On April 23, 2012, we entered into an agreement to sell our Nutrition operating segment to Nestlé. The transaction is subject to our ability and Nestlé’s ability to obtain the regulatory clearances required in certain jurisdictions and to satisfy the other conditions to closing the sale. (For further information, see the “Our Operating Environment – Our Business Development Initiatives” section of the MD&A.)

●
As discussed above in Part I, Item 4, “Controls and Procedures”, we continue to pursue a multi-year initiative to outsource some transaction-processing activities within certain accounting processes and are migrating to a consistent enterprise resource planning system across the organization. These are enhancements of ongoing activities to support the growth of our financial shared service capabilities and standardize our financial systems. If any difficulties in the migration to or in the operation of the new system were to occur, they could adversely affect our operations, including, among other ways, through a failure to meet demand for our products, or adversely affect our ability to meet our financial reporting obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the first fiscal quarter of 2012:

Issuer’s Purchases of Equity Securities(a)
Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2012, through January 29, 2012	15,873,778	$21.84	15,736,500	$9,690,457,275
January 30, 2012, through February 26, 2012	26,657,013	$21.25	26,307,578	$9,131,392,084
February 27, 2012, through April 1, 2012	38,404,486	$21.38	34,970,614	$8,374,857,986
Total	80,935,277	$21.43	77,014,692
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

(b)
In addition to amounts purchased under the February and December 2011 Stock Purchase Plans, these columns reflect the following transactions during the first fiscal quarter of 2012: (i) the surrender to Pfizer of 3,624,642 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 34,657 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards and (iii) the surrender to Pfizer of 261,286 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

1) Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges
2) Exhibit 15	-	Accountants’ Acknowledgement
3) Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
4) Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
5) Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
6) Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
7) Exhibit 101:
EX-101.INS		XBRL Instance Document
EX-101.SCH		XBRL Taxonomy Extension Schema
EX-101.CAL		XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB		XBRL Taxonomy Extension Label Linkbase
EX-101.PRE		XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF		XBRL Taxonomy Extension Definition Document

SIGNATURE

Under the requirements of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.
(Registrant)

Dated: May 10, 2012	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)