Form 10-Q
period 2012-07-01
PFIZER INC
filed 2012-08-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large Accelerated filer  X                 Accelerated filer  ___                  Non-accelerated filer  ___             Smaller reporting company  ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ____	NO X

At August 6, 2012, 7,469,483,622 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarterly Period Ended
July 1, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Revenues	$15,057	$16,485	$29,942	$32,509

Costs and expenses:
Cost of sales(a)	2,752	3,571	5,497	7,040
Selling, informational and administrative expenses(a)	3,977	4,800	7,954	9,178
Research and development expenses(a)	1,699	2,231	3,753	4,311
Amortization of intangible assets	1,291	1,384	2,711	2,749
Restructuring charges and certain acquisition-related costs	190	478	787	1,368
Other deductions––net	664	423	2,321	1,255
Income from continuing operations before provision for taxes on income	4,484	3,598	6,919	6,608
Provision for taxes on income	1,290	1,077	2,001	1,951
Income from continuing operations	3,194	2,521	4,918	4,657
Discontinued operations––net of tax	66	97	145	195
Net income before allocation to noncontrolling interests	3,260	2,618	5,063	4,852
Less: Net income attributable to noncontrolling interests	7	8	16	20
Net income attributable to Pfizer Inc.	$3,253	$2,610	$5,047	$4,832

Earnings per common share––basic:(b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.32	$0.65	$0.58
Discontinued operations––net of tax	0.01	0.01	0.02	0.02
Net income attributable to Pfizer Inc. common shareholders	$0.44	$0.33	$0.67	$0.61

Earnings per common share––diluted:(b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.32	$0.65	$0.58
Discontinued operations––net of tax	0.01	0.01	0.02	0.02
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.33	$0.67	$0.61

Weighted-average shares––Basic	7,476	7,875	7,506	7,929
Weighted-average shares––Diluted	7,537	7,935	7,570	7,980

Cash dividends paid per common share	$0.22	$0.20	$0.44	$0.40
(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.
(b)	EPS amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(MILLIONS OF DOLLARS)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Net income before allocation to noncontrolling interests	$3,260	$2,618	$5,063	$4,852

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	$(1,981)	$956	$(1,718)	$2,546
Reclassification adjustments(a)	––	––	––	(7)
	(1,981)	956	(1,718)	2,539

Unrealized holding gains/(losses) on derivative financial instruments	(657)	228	(230)	535
Reclassification adjustments for realized (gains)/losses(a)	427	(224)	127	(734)
	(230)	4	(103)	(199)

Unrealized holding gains/(losses) on available-for-sale securities	12	17	92	(20)
Reclassification adjustments for realized (gains)/losses(a)	16	(1)	33	9
	28	16	125	(11)

Benefit plans: Actuarial gains/(losses)	(505)	3	(504)	3
Reclassification adjustments related to amortization(b)	113	70	230	140
Reclassification adjustments related to curtailments and settlements, net(b)	(8)	122	112	173
Other	39	(57)	54	(144)
	(361)	138	(108)	172

Benefit plans: Prior service credits and other	26	––	26	1
Reclassification adjustments related to amortization(b)	(17)	(17)	(36)	(35)
Reclassification adjustments related to curtailments and settlements, net(b)	(73)	(22)	(82)	(33)
Other	––	(1)	(2)	(4)
	(64)	(40)	(94)	(71)

Other comprehensive income/(loss), before tax	(2,608)	1,074	(1,898)	2,430
Tax benefit on other comprehensive income/(loss)(c)	(205)	(32)	(1)	(60)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(2,403)	$1,106	$(1,897)	$2,490

Comprehensive Income
Comprehensive income before allocation to noncontrolling interests	$857	$3,724	$3,166	$7,342
Less: Comprehensive income/(loss) attributable to noncontrolling interests	(10)	12	(2)	28
Comprehensive income attributable to Pfizer Inc.	$867	$3,712	$3,168	$7,314
(a)	Reclassified into Other deductions—net in the condensed consolidated statements of income.
(b)
Generally reclassified into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate in the condensed consolidated statements of income.

(c)	See Note 5B. Tax Matters: Taxes on Items of Other Comprehensive Income/(Loss).

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars)	July 1, 2012	Dec. 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$3,031	$3,182
Short-term investments	21,275	23,270
Accounts receivable, less allowance for doubtful accounts	12,882	13,058
Inventories	7,001	6,610
Taxes and other current assets	9,215	9,380
Assets of discontinued operations and other assets held for sale	5,361	5,317
Total current assets	58,765	60,817
Long-term investments	10,548	9,814
Property, plant and equipment, less accumulated depreciation	14,756	15,921
Goodwill	44,568	44,569
Identifiable intangible assets, less accumulated amortization	48,399	51,184
Taxes and other noncurrent assets	5,806	5,697
Total assets	$182,842	$188,002

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$7,703	$4,016
Accounts payable	3,165	3,678
Dividends payable	1,826	1,796
Income taxes payable	2,098	1,009
Accrued compensation and related items	1,493	2,120
Other current liabilities	13,215	15,066
Liabilities of discontinued operations	1,298	1,224
Total current liabilities	30,798	28,909

Long-term debt	30,868	34,926
Pension benefit obligations	6,484	6,341
Postretirement benefit obligations	3,309	3,344
Noncurrent deferred tax liabilities	18,487	18,861
Other taxes payable	7,099	6,886
Other noncurrent liabilities	5,836	6,114
Total liabilities	102,881	105,381

Commitments and Contingencies

Preferred stock	42	45
Common stock	447	445
Additional paid-in capital	72,027	71,423
Employee benefit trusts	(2)	(3)
Treasury stock	(34,863)	(31,801)
Retained earnings	47,904	46,210
Accumulated other comprehensive loss	(6,008)	(4,129)
Total Pfizer Inc. shareholders’ equity	79,547	82,190
Equity attributable to noncontrolling interests	414	431
Total equity	79,961	82,621
Total liabilities and equity	$182,842	$188,002

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011

Operating Activities
Net income before allocation to noncontrolling interests	$5,063	$4,852
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	4,002	4,353
Share-based compensation expense	247	244
Asset write-offs and impairment charges	758	573
Deferred taxes from continuing operations	(120)	505
Other deferred taxes	14	(7)
Benefit plan contributions in excess of expense	(20)	(249)
Other non-cash adjustments, net	(114)	10
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,035)	259
Net cash provided by operating activities	6,795	10,540

Investing Activities
Purchases of property, plant and equipment	(548)	(608)
Purchases of short-term investments	(10,395)	(6,559)
Proceeds from redemptions and sales of short-term investments	14,357	4,643
Net proceeds from/(payments for) redemptions and sales of short-term investments with original maturities of 90 days or less	(999)	8,327
Purchases of long-term investments	(2,317)	(3,193)
Proceeds from redemptions and sales of long-term investments	304	1,572
Acquisitions, net of cash acquired	(782)	(3,169)
Other investing activities	(56)	73
Net cash provided by/(used in) investing activities	(436)	1,086

Financing Activities
Proceeds from short-term borrowings	3,764	4,868
Principal payments on short-term borrowings	(2)	(2,483)
Net payments on short-term borrowings with original maturities of 90 days or less	(4,146)	(2,452)
Principal payments on long-term debt	(7)	(3,481)
Purchases of common stock	(2,999)	(3,679)
Cash dividends paid	(3,283)	(3,159)
Other financing activities	198	64
Net cash used in financing activities	(6,475)	(10,322)
Effect of exchange-rate changes on cash and cash equivalents	(35)	57
Net increase/(decrease) in cash and cash equivalents	(151)	1,361
Cash and cash equivalents, beginning	3,182	1,735

Cash and cash equivalents, end	$3,031	$3,096

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,127	$737
Interest	1,194	1,337

See Notes to Condensed Consolidated Financial Statements

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Significant Accounting Policies

A. Basis of Presentation

We prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted.

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and six months ended May 27, 2012, and May 29, 2011. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, primarily related to certain inventories (see Note 8. Inventories) and the reclassification of certain investments (see Note 7. Financial Instruments).

We anticipate filing a registration statement with the SEC by mid-August for a potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business, Zoetis, Inc. (Zoetis). If the IPO is successfully completed, which we are targeting for the first half of 2013, we will have a variety of options to achieve a potential full separation of Zoetis. The Animal Health business continues to be presented as a continuing operation in these condensed consolidated financial statements.

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé. As a result, beginning in the second quarter of 2012, we report the operating results of the Nutrition business as Discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. In addition, the assets and liabilities associated with this business are reported as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets (see Note 2B. Acquisitions and Divestitures: Divestitures). Prior period amounts have been restated.

On August 1, 2011, we completed the sale of our Capsugel business. The operating results of this business are reported as Discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended July 3, 2011 (see Note 2B. Acquisitions and Divestitures: Divestitures).

As a result of our acquisition of King Pharmaceutical, Inc. (King) and in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the six months ended July 3, 2011 reflect approximately five months of King’s U.S. operations and approximately four months of King’s international operations (for additional information, see Note 2A. Acquisitions and Divestitures: Acquisitions).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.

We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and results of operations.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K.

B. Adoption of New Accounting Standards

The provisions of the following new accounting and disclosure standards were adopted as of January 1, 2012:

●	Presentation of comprehensive income in financial statements. As a result of adopting this new standard, we have presented separate Condensed Consolidated Statements of Comprehensive Income.

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

Note 2. Acquisitions and Divestitures

A. Acquisitions

Alacer Corp.

On February 26, 2012, we completed our acquisition of Alacer Corp., a privately owned company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. In connection with this consumer healthcare acquisition, we recorded $247 million in Identifiable intangible assets, consisting primarily of the Emergen-C indefinite-lived brand, $94 million in net deferred tax liabilities and $151 million in Goodwill. The allocation of the consideration transferred has been finalized.

Ferrosan Holding A/S

On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan), a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. Due to the fact that financial information included in our fiscal year 2011 consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the year ended November 30, this acquisition is reflected in our condensed consolidated financials beginning in the first fiscal quarter of 2012. Our acquisition of Ferrosan’s consumer healthcare business increases our presence in dietary supplements with a new set of brands and pipeline products. Also, we believe that the acquisition allows us to expand the marketing of Ferrosan’s brands through Pfizer’s global footprint and provide greater distribution and scale for certain Pfizer brands, such as Centrum and Caltrate, in Ferrosan’s key markets. In connection with this acquisition, we recorded $483 million in Identifiable intangible assets, consisting of indefinite-lived and finite-lived brands, $124 million in net deferred tax liabilities and $231 million in Goodwill. The allocation of the consideration transferred has not been finalized.

King Pharmaceuticals, Inc.

On January 31, 2011 (the acquisition date), we completed a tender offer for the outstanding shares of common stock of King at a purchase price of $14.25 per share in cash and acquired approximately 92.5% of the outstanding shares. On February 28, 2011, we acquired all of the remaining shares of King for $14.25 per share in cash. As a result, the total fair value of consideration transferred for King was approximately $3.6 billion in cash ($3.2 billion, net of cash acquired).

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the assets acquired and liabilities assumed from King:
(millions of dollars)	Amounts Recognized as of Acquisition Date (Final)
Working capital, excluding inventories	$155
Inventories	340
Property, plant and equipment	412
Identifiable intangible assets, excluding in-process research and development	1,806
In-process research and development	303
Net tax accounts	(328)
All other long-term assets and liabilities, net	102
Total identifiable net assets	2,790
Goodwill(a)	765
Net assets acquired/total consideration transferred	$3,555
(a)
Goodwill recorded as of the acquisition date totaled $720 million for our three biopharmaceutical operating segments and $45 million for our Animal Health and Consumer Healthcare operating segment. (Since the acquisition of King, we have revised our operating segments. See Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.)

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of King includes the following:

●	the expected synergies and other benefits that we believed would result from combining the operations of King with the operations of Pfizer;

●	any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

●
the value of the going-concern element of King’s existing businesses (the higher rate of return on the assembled collection of net assets versus if Pfizer had acquired all of the net assets separately).

Goodwill is not amortized and is not deductible for tax purposes (see Note 9A. Goodwill and Other Intangible Assets: Goodwill for additional information).

The assets and liabilities arising from contingencies recognized as of the acquisition date are not significant to Pfizer’s condensed consolidated financial statements.

The following table provides the actual financial results of King included in the condensed consolidated statement of income:
(millions of dollars)	King’s Operations Included in Pfizer’s Six-Month 2011 Results
Revenues(a)	$581
Loss from continuing operations attributable to Pfizer Inc. common shareholders(a), (b)	(74)
(a)	From January 31, 2011 (the acquisition date) through Pfizer’s second-quarter 2011 domestic and international quarter-ends.
(b)
Includes purchase accounting adjustments related to the fair value adjustments for acquisition-date inventory estimated to have been sold ($119 million pre-tax), amortization of identifiable intangible assets acquired from King ($71 million pre-tax) and restructuring and integration costs ($159 million pre-tax).

If the acquisition of King had occurred on January 1, 2011, the change to Pfizer’s Revenues, Income from continuing operations attributable to Pfizer Inc. common shareholders and Diluted earnings per share attributable to Pfizer Inc. common shareholders would not have been material.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Divestitures

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé for $11.85 billion in cash. The transaction is expected to close by the first half of 2013, assuming the receipt of the required regulatory clearances and satisfaction of other closing conditions. Beginning in the second quarter of 2012, we report the operating results of the Nutrition business as Discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. The transaction also includes the sale of certain prenatal multivitamins currently commercialized by the Pfizer Consumer Healthcare business unit. The operating results of this product line are also included in Discontinued operations––net of tax for all periods presented. In addition, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets.

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. The operating results of this business are reported as Discontinued operations––net of tax in the condensed consolidated statements of income for the three and six months ended July 3, 2011.

The following table provides the components of Discontinued operations—net of tax:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues(a)	$581	$714	$1,101	$1,369
Income from discontinued operations before provision for taxes on income	$119	$128	$237	$263
Provision for taxes on income(b)	(53)	(31)	(92)	(68)
Discontinued operations––net of tax(a)	$66	$97	$145	$195
(a)	Includes the Nutrition business for all periods presented and the Capsugel business for 2011 only.
(b)
Includes deferred tax expense (includes deferred taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries permanent in duration) of $22 million and a deferred tax benefit of $4 million for the three months ended July 1, 2012 and July 3, 2011, respectively, and a deferred tax expense of $14 million and a deferred tax benefit of $7 million for the six months ended July 1, 2012 and July 3, 2011, respectively.

The following table provides the components of Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations:
(millions of dollars)	July 1, 2012	Dec. 31, 2011
Accounts receivable, less allowance for doubtful accounts	$559	$550
Inventories	366	359
Prepaid assets	40	45
Current deferred tax assets and other current assets	44	15
Property, plant and equipment, less accumulated depreciation	1,138	1,118
Goodwill	495	498
Identifiable intangible assets, less accumulated amortization	2,620	2,648
Deposits advances and other assets	32	47
Deferred charges	21	23
Noncurrent deferred tax assets and other noncurrent assets	46	14
Assets of discontinued operations and other assets held for sale	$5,361	$5,317

Current liabilities	$427	$385
Other liabilities	871	839
Liabilities of discontinued operations	$1,298	$1,224

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for any period presented.

Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

We incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction and productivity initiatives. For example:

●
In connection with our cost-reduction and productivity initiatives, significant programs of which began in 2005, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

●
In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of our businesses and functions may be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as groups such as information technology, shared services and corporate operations.

Since the acquisition of Wyeth on October 15, 2009, our cost-reduction initiatives announced on January 26, 2009, but not completed as of December 31, 2009, were incorporated into a comprehensive plan to integrate Wyeth’s operations to generate cost savings and to capture synergies across the combined company. In addition, on February 1, 2011, we announced a new productivity initiative to accelerate our strategies to improve innovation and productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Transaction costs(a)	$1	$13	$1	$23
Integration costs(b)	108	199	208	378
Restructuring charges(c):
Employee termination costs	44	189	311	853
Asset impairments	29	33	247	58
Exit costs	8	44	20	56
Restructuring charges and certain acquisition-related costs	190	478	787	1,368
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	57	171	136	343
Selling, informational and administrative expenses	5	22	6	29
Research and development expenses	––	167	259	230
Total additional depreciation––asset restructuring	62	360	401	602
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	4	––	4	––
Selling, informational and administrative expenses	15	––	31	––
Research and development expenses	37	10	85	20
Total implementation costs	56	10	120	20
Total costs associated with acquisitions and cost-reduction/ productivity initiatives	$308	$848	$1,308	$1,990
(a)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.
(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through July 1, 2012, Employee termination costs represent the expected reduction of the workforce by approximately 60,000 employees, mainly in manufacturing and sales and research, of which approximately 47,900 employees have been terminated as of July 1, 2012. For the six months ended July 1, 2012, the increase represents additional accruals with respect to reserves for approximately 2,600 employees.

The restructuring charges in 2012 are associated with the following:

●
For the three months ended July 1, 2012, Primary Care operating segment ($35 million income), Specialty Care and Oncology operating segment ($16 million), Established Products and Emerging Markets operating segment ($1 million), Animal Health and Consumer Healthcare operating segment ($13 million), research and development operations ($13 million), manufacturing operations ($14 million) and Corporate ($59 million).

●
For the six months ended July 1, 2012, Primary Care operating segment ($32 million income), Specialty Care and Oncology operating segment ($19 million), Established Products and Emerging Markets operating segment ($4 million), Animal Health and Consumer Healthcare operating segment ($18 million), research and development operations ($25 million), manufacturing operations ($166 million) and Corporate ($378 million).

The restructuring charges in 2011 are associated with the following:

●
For the three months ended July 3, 2011, Primary Care operating segment ($87 million), Specialty Care and Oncology operating segment ($7 million), Established Products and Emerging Markets operating segment ($12 million), Animal Health and Consumer Healthcare operating segment ($4 million), research and development operations ($51 million), manufacturing operations ($81 million) and Corporate ($24 million).

●
For the six months ended July 3, 2011, Primary Care operating segment ($133 million), Specialty Care and Oncology operating segment ($42 million), Established Products and Emerging Markets operating segment ($15 million), Animal Health and Consumer Healthcare operating segment ($14 million), research and development operations ($473 million), manufacturing operations ($155 million) and Corporate ($135 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(millions of dollars)	Employee Termination Costs(a)	Asset Impairment Charges	Exit Costs	Accrual

Balance, December 31, 2011	$2,425	$––	$92	$2,517
Provision	311	247	20	578
Utilization and other(b)	(784)	(247)	(20)	(1,051)
Balance, July 1, 2012(c)	$1,952	$––	$92	$2,044
(a)	For the six months ended July 1, 2012 Provision includes additional accruals with respect to reserves for approximately 2,600 employees.
(b)	Includes adjustments for foreign currency translation.
(c)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($853 million).

The asset impairment charges included in restructuring charges for the six months ended July 1, 2012 primarily relate to assets held for sale and are based on an estimate of fair value, which was determined to be lower than the carrying value of the assets prior to the impairment charge.

The following table provides additional information about the long-lived assets held-for-sale that were impaired in 2012:
	Fair Value(a)				Six Months Ended July 1, 2012
(millions of dollars)	Amount	Level 1	Level 2	Level 3	Impairment

Long-lived assets held-for-sale(b)	$99	$––	$99	$––	$227
(a)
The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects property, plant and equipment and other long-lived assets written down to their fair value of $99 million, less costs to sell of $2 million (a net of $97 million), in the first six months of 2012. The impairment charges of $227 million are included in Restructuring charges and certain acquisition-related costs. Fair value is determined primarily using a market approach, with various inputs, such as recent sales transactions.

Note 4. Other Deductions—Net

The following table provides components of Other deductions––net:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Interest income(a)	$(86)	$(117)	$(167)	$(222)
Interest expense(a)	379	404	769	862
Net interest expense	293	287	602	640
Royalty-related income	(124)	(140)	(221)	(311)
Net gains on asset disposals	(17)	(14)	(24)	(26)
Certain legal matters, net(b)	474	(14)	1,287	487
Certain asset impairment charges(c)	77	320	510	480
Other, net	(39)	(16)	167	(15)
Other deductions––net	$664	$423	$2,321	$1,255
(a)
Interest income decreased in both periods in 2012 due to lower interest rates earned on investments. Interest expense decreased in both periods in 2012 due to lower debt balances and the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
In the second quarter and first six months of 2012, primarily includes charges for hormone-replacement therapy litigation. The first six months of 2012 also includes $450 million in settlement of a lawsuit by Brigham Young University related to Celebrex. In 2011, primarily includes charges for hormone-replacement therapy litigation. (See Note 12. Commitments and Contingencies.)

(c)
In the second quarter of 2012, includes intangible asset impairment charges of approximately $53 million, primarily reflecting a $45 million impairment of developed technology rights. In the first six months of 2012, includes intangible asset impairment charges of $449 million reflecting (i) $305 million of in-process research and development (IPR&D), substantially all related to compounds that targeted autoimmune and inflammatory diseases (full write-off), (ii) $45 million related to our Consumer Healthcare indefinite-lived brand, Robitussin, and (iii) $99 million related to three developed technology rights. The intangible asset impairment charges for 2012 reflect, among other things, the impact of new scientific findings, updated commercial forecasts and an increased competitive environment specifically for Robitussin. The impairment charges for the six months of 2012 are associated with the following: Worldwide Research and Development ($297 million); Consumer Healthcare ($45 million); Established Products ($45 million); Primary Care ($43 million) and Specialty Care ($19 million). In addition, the second quarter and first six months of 2012 also include charges of approximately $24 million and $61 million, respectively, for certain investments. These investment impairment charges reflect the difficult global economic environment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the second quarter of 2011, includes intangible asset impairment charges of approximately $320 million, reflecting a $200 million impairment of IPR&D assets, primarily related to a single compound for the treatment of certain autoimmune and inflammatory diseases, and a $120 million impairment of developed technology rights. In the first six months of 2011, includes intangible asset impairment charges of approximately $480 million, reflecting a $360 million impairment of IPR&D assets, primarily related to two compounds for the treatment of certain autoimmune and inflammatory diseases, and a $120 million impairment of developed technology rights. The intangible asset impairment charges for 2011 reflect, among other things, the impact of new scientific findings and updated commercial forecasts. The impairment charges for the six months of 2011 are associated with the following: Worldwide Research and Development ($355 million); Specialty Care ($116 million) and Animal Health ($9 million).

The asset impairment charges included in Other deductions––net income for the first six months of 2012 primarily relate to identifiable intangible assets and are based on estimates of fair value.

The following table provides additional information about the intangible assets that were impaired in 2012:
	Fair Value(a)				Six Months Ended July 1, 2012
(millions of dollars)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$52	$––	$––	$52	$305
Intangible assets––Other(b)	551	––	––	551	144
Total	$603	$––	$––	$603	$449
(a)	Fair value as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.
(b)
Reflects intangible assets written down to their fair value of $603 million in the first six months of 2012. The impairment charges of $449 million are included in Other deductions––net. When we are required to determine the fair value of intangible assets other than goodwill, we use an income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 28.8% for the second quarter of 2012, compared to 29.9% for the second quarter of 2011, and in the first six months of 2012 was 28.9%, compared to 29.5% in the first six months of 2011. The decreases in the tax rates for the second quarter and first six months of 2012 were primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the unfavorable impact of the expiration of the U.S. research and development tax credit.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Taxes on Items of Other Comprehensive Income/(Loss)

The following table provides the components of tax benefit on Other comprehensive income/(loss):
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Tax Expense/(Benefit) on Other Comprehensive Income/(Loss)
Foreign currency translation adjustments(a)	$(30)	$(50)	$37	$(10)

Unrealized holding gains/(losses) on derivative financial instruments	(216)	81	(57)	207
Reclassification adjustments for realized (gains)/losses	133	(87)	18	(281)
	(83)	(6)	(39)	(74)

Unrealized gains/(losses) on available-for-sale securities	(1)	3	13	––
Reclassification adjustments for realized (gains)/losses	(2)	––	5	1
	(3)	3	18	1

Benefit plans: Actuarial gains/(losses)	(118)	––	(118)	––
Reclassification adjustments related to amortization	41	25	85	50
Reclassification adjustments related to curtailments and settlements, net	(4)	42	39	61
Other	18	(32)	17	(59)
	(63)	35	23	52

Benefit plan: Prior service (costs)/credits and other	8	––	8	––
Reclassification adjustments related to amortization	(6)	(7)	(14)	(14)
Reclassification adjustments related to curtailments and settlements, net	(28)	(9)	(32)	(13)
Other	––	2	(2)	(2)
	(26)	(14)	(40)	(29)

Tax benefit on other comprehensive income/(loss)	$(205)	$(32)	$(1)	$(60)
(a)   Taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

C. Tax Contingencies

We are subject to income tax in many jurisdictions, and a certain degree of estimation is required in recording the assets and liabilities related to income taxes. All of our tax positions are subject to audit by the local taxing authorities in each tax jurisdiction. These tax audits can involve complex issues, interpretations and judgments and the resolution of matters may span multiple years, particularly if subject to negotiation or litigation. Our assessments are based on estimates and assumptions that have been deemed reasonable by management, but our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire. We treat these events as discrete items in the period of resolution.

The United States is our primary tax jurisdiction and we are regularly audited by the U.S. Internal Revenue Service (IRS):

●	With respect to Pfizer Inc., tax years 2006-2010 are currently under audit. Tax years 2011-2012 are not under audit. All other tax years are closed.

●	With respect to Wyeth, tax years 2006 through the Wyeth acquisition date (October 15, 2009) are currently under audit. All other tax years are closed.

●
With respect to King, the audit for tax year 2008 has been effectively settled, and for Alpharma Inc. (a subsidiary of King), tax years 2005-2007 are currently under audit. For King, tax years 2009 through the date of acquisition (January 31, 2011) are open but not under audit. All other tax years are closed. The open tax years and audits for King and its subsidiaries are not considered material to Pfizer.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2001-2012), Japan (2007-2012), Europe (2002-2012, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), and Puerto Rico (2007-2012).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:
	Net Unrealized Gain/(Losses)			Benefit Plans
(millions of dollars)	Currency Translation Adjustment And Other	Derivative Financial Instruments	Available For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/ Credits And Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$944	$(361)	$46	$(5,120)	$362	$(4,129)
Other comprehensive income/(loss)(a)	(1,737)	(64)	107	(131)	(54)	(1,879)
Balance, July 1, 2012	$(793)	$(425)	$153	$(5,251)	$308	$(6,008)
(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $18 million loss for the first six month of 2012.

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:
(millions of dollars)	July 1, 2012	Dec. 31, 2011
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$137	$154
Available-for-sale debt securities(c)	27,653	29,179
Available-for-sale money market funds(d)	1,994	1,727
Available-for-sale equity securities, excluding money market funds(c)	272	317
Derivative financial instruments in receivable positions(e):
Interest rate swaps	1,147	1,033
Foreign currency forward-exchange contracts	406	349
Foreign currency swaps	69	17
	31,678	32,776
Other selected financial assets(f)
Held-to-maturity debt securities, carried at amortized cost(c)	1,587	1,587
Private equity securities, carried at equity method or at cost(g)	1,072	1,020
	2,659	2,607
Total selected financial assets	$34,337	$35,383
Financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(h):
Foreign currency swaps	$1,743	$1,396
Foreign currency forward-exchange contracts	285	355
Interest rate swaps	20	14
	2,048	1,765
Other financial liabilities(i)
Short-term borrowings, carried at historical proceeds, as adjusted(f)	7,703	4,016
Long-term debt, carried at historical proceeds, as adjusted(j), (k)	30,868	34,926
	38,571	38,942
Total selected financial liabilities	$40,619	$40,707
(a)
We use a market approach in valuing financial instruments on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 or Level 3 inputs.

(b)	Trading securities are held in trust for legacy business acquisition severance benefits.
(c)	Gross unrealized gains and losses are not significant.
(d)
Includes approximately $625 million as of July 1, 2012 and December 31, 2011 of money market funds that were released from restriction in the second quarter of 2012 and classified as part of Short-term investments. Such money market funds were held in escrow to secure certain of Wyeth’s payment obligations under its 1999 Nationwide Class Action Settlement Agreement, which relates to litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin. The amount also includes $384 million as of July 1, 2012 and $357 million as of December 31, 2011 of money market funds held in trust in connection with the asbestos litigation involving Quigley Company, Inc., a wholly owned subsidiary.

(e)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $290 million as of July 1, 2012; and foreign currency forward-exchange contracts with fair values of $169 million and interest rate swaps with fair values of $8 million as of December 31, 2011.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(f)
The differences between the estimated fair values and carrying values of these financial assets and liabilities not measured at fair value on a recurring basis were not significant as of July 1, 2012 or December 31, 2011. Held-to-maturity debt securities and our short-term and long-term debt fair value are based on Level 2 valuations using a market approach. Fair value measurements for private equity securities are based on Level 3 valuations using a market approach.

(g)	Our private equity securities represent investments in the life sciences sector.
(h)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $200 million and foreign currency forward-exchange contracts with fair values of $163 million as of July 1, 2012; and foreign currency forward-exchange contracts with fair values of $141 million and foreign currency swaps with fair values of $123 million as of December 31, 2011.

(i)	Some carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.
(j)	Includes foreign currency debt with fair values of $885 million as of July 1, 2012 and $919 million as of December 31, 2011, which are used as hedging instruments.
(k)	The fair value of our long-term debt is $35.5 billion as of July 1, 2012 and $40.1 billion as of December 31, 2011.

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:
(millions of dollars)	July 1, 2012	Dec. 31, 2011
Assets
Cash and cash equivalents	$892	$900
Short-term investments	21,275	23,270
Long-term investments	10,548	9,814
Taxes and other current assets(a)	472	357
Taxes and other noncurrent assets(b)	1,150	1,042
	$34,337	$35,383
Liabilities
Short-term borrowings, including current portion of long-term debt	$7,703	$4,016
Other current liabilities(c)	545	459
Long-term debt	30,868	34,926
Other noncurrent liabilities(d)	1,503	1,306
	$40,619	$40,707
(a)
As of July 1, 2012, derivative instruments at fair value include foreign currency forward-exchange contracts ($406 million), interest rate swaps ($36 million) and foreign currency swaps ($30 million) and, as of December 31, 2011, include foreign currency forward-exchange contracts ($349 million) and interest rate swaps ($8 million).

(b)
As of July 1, 2012, derivative instruments at fair value include interest rate swaps ($1.1 billion) and foreign currency swaps ($39 million) and, as of December 31, 2011, include interest rate swaps ($1 billion) and foreign currency swaps ($17 million).

(c)
At July 1, 2012, derivative instruments at fair value include foreign currency swaps ($260 million) and foreign currency forward-exchange contracts ($285 million) and, as of December 31, 2011, include foreign currency forward-exchange contracts ($355 million) and foreign currency swaps ($104 million).

(d)
At July 1, 2012, derivative instruments at fair value include foreign currency swaps ($1.5 billion) and interest rate swaps ($20 million) and, as of December 31, 2011, include foreign currency swaps ($1.3 billion) and interest rate swaps ($14 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities of the available-for-sale and held-to-maturity debt securities:
	Years
		Over 1	Over 5	July 1, 2012
(millions of dollars)	Within 1	to 5	to 10	Total
Available-for-sale debt securities
Western European, Asian and other government debt(a)	$8,828	$1,973	$5	$10,806
Corporate debt(b)	1,510	2,415	788	4,713
U.S. government debt	4,159	––	258	4,417
Reverse repurchase agreements(c)	2,470	––	––	2,470
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	––	2,370	––	2,370
Western European, Scandinavian and other government agency debt(a)	1,911	391	––	2,302
Supranational debt(a)	130	445	––	575
Held-to-maturity debt securities
Certificates of deposit and other	1,288	291	8	1,587
Total debt securities	$20,296	$7,885	$1,059	$29,240
(a)	All issued by above-investment-grade governments, government agencies or supranational entities, as applicable, except for certain holdings that are immaterial.
(b)	Largely issued by above-investment-grade institutions in the financial services sector.
(c)	Involving U.S. and Germany government securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $2.7 billion as of July 1, 2012 and December 31, 2011, respectively.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of July 1, 2012, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $42.5 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.4 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of July 1, 2012, the aggregate notional amount of interest rate derivative financial instruments is $12.8 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:
	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$(646)	$227	$(432)	$224

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	(1)	14	(53)	(991)	––	––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency forward-exchange contracts	190	(158)	––	––	––	––
Foreign currency swaps	6	13	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	––	––	––	897	––	––
Foreign currency long-term debt	––	––	(27)	(34)	––	––
All other net	3	––	(4)	1	5	––
	$198	$(131)	$(730)	$100	$(427)	$224

Six Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$––	$––	$(218)	$531	$(132)	$730

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	(3)	15	73	(958)	––	––

Derivative Financial Instruments Not Designated as Hedges
Foreign currency forward-exchange contracts	64	(317)	––	––	––	––
Foreign currency swaps	(17)	43	––	––	––	––

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	––	––	––	940	––	––
Foreign currency long-term debt	––	––	23	(6)	––	––
All other net	1	––	5	3	5	4
	$45	$(259)	$(117)	$510	$(127)	$734
(a)
OID = Other (income)/deductions—net, included in Other deductions—net in the condensed consolidated statements of income. OCI = Other comprehensive income/(loss), included in the condensed consolidated statements of comprehensive income.

(b)	Also includes gains and losses attributable to the hedged risk in fair value hedge relationships.
(c)	There was no significant ineffectiveness for any period presented.
(d)
Amounts presented represent the effective portion of the gain or loss. For derivative financial instruments in cash flow hedge relationships, the effective portion is included in Other comprehensive income/(loss)––Unrealized holding gains/(losses) on derivative financial instruments. For derivative financial instruments in net investment hedge relationships and for foreign currency debt designated as hedging instruments, the effective portion is included in Other comprehensive income/(loss)––foreign currency translation adjustments.

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of July 1, 2012, the aggregate fair value of these derivative instruments that are in a liability position is $520 million, for which we have posted collateral of $479 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on July 1, 2012, we would have been required to post an additional $50 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

E. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of July 1, 2012, we had $2.6 billion due from a well-diversified, highly rated group (S&P ratings of mostly A+ or better) of bank counterparties around the world. See Note 7B. Financial Instruments: Investments in Debt Securities above for details about our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of July 1, 2012, we received cash collateral of $365 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:
(millions of dollars)	July 1, 2012	Dec. 31, 2011

Finished goods	$2,507	$2,311
Work-in-process	3,721	3,514
Raw materials and supplies	773	785
Total inventories	$7,001	$6,610
Noncurrent portion not included above(a)	$755	$800
(a)	Included in Taxes and other noncurrent assets. There are no recoverability issues associated with these amounts.

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:
(millions of dollars)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Animal Health and Consumer Healthcare	Total

Balance, December 31, 2011	$6,229	$17,097	$18,746	$2,497	$44,569
Additions(a)	—	—	—	382	382
Other(b)	(59)	(161)	(178)	15	(383)
Balance, July 1, 2012	$6,170	$16,936	$18,568	$2,894	$44,568
(a)	Related to our acquisitions of Alacer and Ferrosan, see Note 2A. Acquisitions and Divestitures: Acquisitions.
(b)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:
	July 1, 2012			December 31, 2011
(millions of dollars)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization

Finite-lived intangible assets
Developed technology rights	$71,902	$(34,091)	$37,811	$72,678	$(31,922)	$40,756
Brands	1,912	(734)	1,178	1,678	(687)	991
License agreements	477	(308)	169	425	(215)	210
Other	647	(432)	215	623	(362)	261
	74,938	(35,565)	39,373	75,404	(33,186)	42,218
Indefinite-lived intangible assets
Brands	8,073	—	8,073	7,694	—	7,694
In-process research and development	880	—	880	1,200	—	1,200
Trademarks	73	—	73	72	—	72
	9,026	—	9,026	8,966	—	8,966
Total identifiable intangible assets(a)	$83,964	$(35,565)	$48,399	$84,370	$(33,186)	$51,184
(a)
The decrease is primarily related to amortization, as well as impairment charges (see Note 4. Other Deductions—Net), partially offset by the assets acquired as part of the acquisitions of Ferrosan and Alacer (see Note 2A. Acquisitions and Divestitures: Acquisitions).

As of July 1, 2012, our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:

●	Developed Technology Rights: Specialty Care (65%); Established Products (18%); Primary Care (14%); Animal Health (2%); and Oncology (1%)

●	Brands, finite-lived: Consumer Healthcare (66%); Established Products (23%); and Animal Health (11%)

●	Brands, indefinite-lived: Consumer Healthcare (67%); and Established Products (33%)

●	IPR&D: Worldwide Research and Development (43%); Specialty Care (19%); Primary Care (19%); Established Products (10%); Oncology (7%); and Animal Health (2%)

There are no percentages for our Emerging Markets business unit as it is a geographic-area unit, not a product-based unit. The carrying value of the assets associated with our Emerging Markets business unit is included within the assets associated with the other four biopharmaceutical business units.

Amortization

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.3 billion and $1.4 billion for the second quarter of 2012 and 2011, respectively, and $2.8 billion and $2.9 billion for the first six months of 2012 and 2011, respectively.

Impairment Charges

For information about impairments of intangible assets, see Note 4. Other Deductions––Net.

For IPR&D assets, the risk of failure is significant and there can be no certainty that these assets ultimately will yield a successful product. The nature of the biopharmaceutical business is high-risk and, as such, we expect that many of these IPR&D assets will become impaired and be written off.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Pension and Postretirement Benefit Plans

On May 8, 2012, we announced to employees that as of January 1, 2018, Pfizer will transition its U.S. and Puerto Rico employees from its defined benefit plans to an enhanced defined contribution savings plan. As a result of this decision to freeze the U.S. defined benefit plans, a curtailment was triggered and we performed a re-measurement of the pension obligations and plan assets in the second quarter of 2012, which had an immaterial impact to the funded status of the plans. For the three months and six months ended July 1, 2012, we recorded, among other impacts, a curtailment gain of approximately $59 million in the condensed consolidated statements of income.

The following table provides the components of net periodic benefit cost:
	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Three Months Ended
Net periodic benefit cost:
Service cost	$90	$89	$9	$10	$51	$63	$17	$18
Interest cost	175	184	15	18	102	112	45	48
Expected return on plan assets	(246)	(220)	––	––	(107)	(110)	(14)	(8)
Amortization of:
Actuarial losses	77	35	10	9	17	22	9	4
Prior service credits	(3)	(2)	––	––	(1)	(1)	(12)	(13)
Curtailments and settlements––net	(18)	34	(3)	6	2	6	(12)	(20)
Special termination benefits	2	5	5	6	1	1	2	1
	$77	$125	$36	$49	$65	$93	$35	$30

Six Months Ended
Net periodic benefit cost:
Service cost	$186	$179	$19	$19	$104	$124	$35	$35
Interest cost	358	369	32	37	203	220	91	97
Expected return on plan assets	(491)	(441)	––	––	(213)	(215)	(23)	(17)
Amortization of:
Actuarial losses	157	70	21	18	35	43	17	8
Prior service credits	(6)	(4)	(1)	(1)	(3)	(2)	(24)	(27)
Curtailments and settlements––net	26	51	10	18	(7)	4	(23)	(26)
Special termination benefits	7	10	15	13	3	3	4	1
	$237	$234	$96	$104	$122	$177	$77	$71
(a)
The decrease in net periodic benefit cost for the three months ended July 1, 2012, compared to the three months ended July 3, 2011, for our U.S. qualified plans reflects the curtailment gain resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico. The net periodic benefit cost for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, for our U.S. qualified plans was largely unchanged, as a decrease in the discount rate, an increase in the amounts amortized for actuarial losses due to lower than expected actual returns during 2011 and higher settlement charges associated with ongoing restructuring initiatives were offset by the curtailment gain resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico and contributions made to the plan in 2011.

(b)
The decrease in net periodic benefit cost for three months and six months ended July 1, 2012, compared to the three months and six months ended July 3, 2011, for our U.S. supplemental (non-qualified) pension plans reflects the curtailment gain resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico.

(c)
The decrease in net periodic benefit costs for the six months ended July 1, 2012, compared to the six months ended July 3, 2011, for our international pension plans was primarily driven by changes in assumptions in our U.K. plans in 2011 and higher curtailment gains associated with ongoing restructuring initiatives.

For the six months ended July 1, 2012, we contributed from our general assets: $20 million to our U.S. qualified pension plans, $115 million to our U.S. supplemental (non-qualified) pension plans, $188 million to our international pension plans and $229 million to our postretirement plans.

During 2012, we expect to contribute from our general assets a total of $20 million to our U.S. qualified pension plans, $184 million to our U.S. supplemental (non-qualified) pension plans, $435 million to our international pension plans and $359 million to our postretirement plans. Contributions expected to be made for 2012 are inclusive of amounts contributed during the six months ended July 1, 2012. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per share:
	Three Months Ended		Six Months Ended
(in millions)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

EPS Numerator––Basic
Income from continuing operations	$3,194	$2,521	$4,918	$4,657
Less: Net income attributable to noncontrolling interests	7	8	16	20
Income from continuing operations attributable to Pfizer Inc.	3,187	2,513	4,902	4,637
Less: Preferred stock dividends––net of tax	––	––	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders	3,187	2,513	4,901	4,636
Discontinued operations––net of tax	66	97	145	195
Net income attributable to Pfizer Inc. common shareholders	$3,253	$2,610	$5,046	$4,831

EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$3,187	$2,513	$4,902	$4,637
Discontinued operations––net of tax	66	97	145	195
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$3,253	$2,610	$5,047	$4,832

EPS Denominator
Weighted-average number of common shares outstanding––Basic	7,476	7,875	7,506	7,929
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	61	60	64	51
Weighted-average number of common shares outstanding––Diluted	7,537	7,935	7,570	7,980

Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	216	280	216	281
(a)
These common stock equivalents were outstanding for the three and six months ended July 1, 2012 and July 3, 2011, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

Viagra (sildenafil)
In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries Ltd. (Teva Pharmaceutical Industries), which had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Viagra. Teva USA and Teva Pharmaceutical Industries assert the invalidity and non-infringement of the Viagra use patent, which (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil) expires in 2020, but have not challenged the basic patent, which (including the six-month pediatric exclusivity period) expires in September 2012. In August 2011, the court ruled that our Viagra use patent is valid and infringed, thereby preventing Teva USA and Teva Pharmaceutical Industries from receiving FDA approval for a generic version of Viagra and from marketing its generic product in the U.S. before 2020. In September 2011, Teva USA and Teva Pharmaceutical Industries appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

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

In May 2010, Mylan Pharmaceuticals Inc. notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. Mylan Pharmaceuticals Inc. asserts the invalidity and/or non-infringement of three formulation patents for Detrol LA., but has not challenged the basic patent. In June 2010, we filed an action against Mylan Pharmaceuticals Inc. in the U.S. District Court for the District of New Jersey asserting the infringement of two of the formulation patents.

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

Lyrica (pregabalin)
Beginning in March 2009, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules and, in the case of one generic manufacturer, Lyrica oral solution. Each of the generic manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, which expire in 2013 and 2018. Each of the generic manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica. All of these cases were consolidated in the District of Delaware. In July 2012, the court held that all three patents are valid and infringed, thereby preventing the generic manufacturers from obtaining final FDA approval for their generic versions of Lyrica and from marketing those products in the U.S. prior to the expiration of the three patents. The court’s decision is subject to possible appeal by the generic manufacturers.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Tygacil (tigecycline)
In October 2009, Sandoz, Inc., a division of Novartis AG (Sandoz), notified Wyeth that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Tygacil. Sandoz asserts the invalidity and non-infringement of two of Wyeth’s patents relating to Tygacil, including the basic patent, which expires in 2016. In December 2009, Wyeth filed suit against Sandoz in the U.S. District Court for the District of Delaware asserting infringement of the basic patent.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Avinza (morphine sulfate)
King Pharmaceuticals, Inc. (King) and Elan Pharma International LTD (EPI) brought a patent-infringement action in the U.S. District Court for the District of New Jersey against Sandoz in July 2009 as the result of its abbreviated new drug application with the FDA seeking approval to market a generic version of Avinza. Sandoz challenged a formulation patent for Avinza, which is owned by EPI that expires in 2017. In June 2012, this action was settled on terms that are not material to Pfizer.

EpiPen
King brought a patent-infringement action against Sandoz in the U.S. District Court for the District of New Jersey in July 2010 as the result of its abbreviated new drug application with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

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

Torisel (temsirolimus)
In December 2011, we brought patent-infringement actions in the U.S. District Court for the District of Delaware against Sandoz and Accord Healthcare, Inc. USA and certain of its affiliates (collectively, Accord) as a result of their abbreviated new drug applications with the FDA seeking approval to market generic versions of Torisel before the expiration of the basic patent in 2014. In May 2012, we brought an action in the same court against Sandoz for infringement of a formulation patent that expires in 2026.

Pristiq (desvenlafaxine)
In May 2012, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Pristiq. Each of the generic manufacturers asserts the invalidity, unenforceability and/or non-infringement of a patent for Pristiq that expires in 2022. In June 2012, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware and, in certain instances, also in other jurisdictions asserting the validity, enforceability and infringement of that patent.

ACTION IN WHICH WE ARE THE DEFENDANT AND A RELATED ACTION

ReFacto AF and Xyntha
In February 2008, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed suit against Wyeth and a subsidiary of Wyeth in the U.S. District Court for the Eastern District of Texas alleging that Wyeth’s ReFacto AF and Xyntha products infringe two Novartis patents. In May 2008, a subsidiary of Wyeth filed suit in the U.S. District Court for the District of Delaware against Novartis seeking a declaration that the two Novartis patents asserted against Wyeth and its subsidiary in the action referred to in the preceding sentence are invalid on the ground that the Wyeth subsidiary was the first to invent the subject matter. In February 2010, the District of Delaware declined to invalidate those two Novartis patents, and that decision was affirmed by the U.S. Court of Appeals for the Federal Circuit in August 2011. In June 2012, both of these actions were settled on terms that are not material to Pfizer.

B. Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Following the execution of the settlement agreement with the Ad Hoc Committee, Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in April 2011, which it amended in June 2012. Under the revised plan, and consistent with the additional charges recorded in 2010 referred to above, we expect to contribute an additional amount to the Trust, if and when the Bankruptcy Court confirms the plan, of cash and non-cash assets (including insurance proceeds) with a value in excess of $550 million. The Bankruptcy Court must find that the revised plan meets the requisite standards of the U.S. Bankruptcy Code before it confirms the plan. We expect that, if approved by claimants, confirmed by the Bankruptcy Court and the District Court and upheld on any subsequent appeal, the revised reorganization plan will result in the District Court entering a permanent injunction directing pending claims, as well as future claims, alleging personal injury from exposure to Quigley products to the Trust, subject to the recent decision of the Second Circuit discussed below. There is no assurance that the plan will be confirmed by the courts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2012, the U.S. Court of Appeals for the Second Circuit affirmed a ruling by the U.S. District Court for the Southern District of New York that the Bankruptcy Court’s preliminary injunction in the Quigley bankruptcy proceeding does not prohibit actions directly against Pfizer Inc. for alleged personal injury from exposure to Quigley products based on the “apparent manufacturer” theory of liability under Pennsylvania law. The Second Circuit’s decision is procedural and does not address the merits of the plaintiffs’ claims under Pennsylvania law. The Second Circuit denied our petition for a rehearing, and we plan to file a petition for certiorari with the U.S. Supreme Court seeking a reversal of the Second Circuit’s decision. In July 2012, the Second Circuit granted a stay of its decision while the U.S. Supreme Court considers the petition for certiorari that we plan to file.

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

Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of July 1, 2012, approximately 67,700 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

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

There also are a small number of lawsuits pending in various federal and state courts seeking damages for alleged exposure to asbestos in facilities owned or formerly owned by Pfizer or its subsidiaries.

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

In June 2010, Health Care Service Corporation (HCSC), for itself and its affiliates, Blue Cross and Blue Shield plans in Illinois, New Mexico, Oklahoma and Texas, filed an action against us in the U.S. District Court for the Eastern District of Texas. In July 2010, HCSC amended its complaint. The complaint, as amended, alleged that we engaged in deceptive marketing activities, including off-label promotion, and the payment of improper remuneration to healthcare professionals with respect to Bextra and Celebrex in violation of, among other things, the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and the Illinois Consumer Fraud Act. In December 2010, this action was transferred to a Multi-District Litigation (In re Celebrex and Bextra Marketing, Sales Practices and Product Liability Litigation MDL-1699) in the U.S. District Court for the Northern District of California. In April 2012, HCSC filed an amended complaint that was substantially similar to the original complaint, except that it no longer included allegations regarding Celebrex.

In July 2010, HCSC also filed a separate lawsuit against us in the U.S. District Court for the Eastern District of Texas including substantially similar allegations regarding Geodon, Lyrica and Zyvox. In this latter action, in October 2011, HCSC filed an amended complaint that was substantially similar to the original complaint, except that it no longer included allegations regarding Lyrica or claims under the Illinois Consumer Fraud Act.

In both actions, HCSC sought to recover the amounts that it paid for the specified drugs on behalf of its members in Illinois, New Mexico, Oklahoma, and Texas, as well as treble damages and punitive damages. In June 2012, the U.S. District Court for the Eastern District of Texas entered judgment dismissing the latter action (relating to Geodon and Zyvox) with prejudice, and the appeal period has expired. In August 2012, the U.S District Court for the Northern District of California dismissed the former action (relating to Bextra) with prejudice; the appeal period has not expired.

Hormone-Replacement Therapy

●	Personal Injury and Economic Loss Actions

Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in approximately 10,000 actions in various federal and state courts alleging personal injury or economic loss related to the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Although new actions are occasionally filed, the number of new actions was not significant in the second quarter of 2012, and we do not expect a substantial change in the rate of new actions being filed. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products). The federal cases have been transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of July 1, 2012, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 72% of the hormone-replacement therapy actions pending against us and our affiliated companies. Since the inception of this litigation, we have recorded aggregate charges with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of approximately $1.1 billion. In addition, we have recorded aggregate charges of $532 million that provide for the expected costs to resolve all remaining hormone-replacement therapy actions against Pfizer and its affiliated companies, excluding the class actions and purported class actions referred to above. The $532 million charges are an estimate and, while we cannot reasonably estimate the range of reasonably possible loss in excess of the amounts accrued for these contingencies given the uncertainties inherent in this product liability litigation, as described above, additional charges may be required in the future.

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

A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Effexor.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In 2010, the Multi-District Litigation court partially granted our motion for summary judgment, dismissing the claims of all of the proposed class representatives for third-party payers and four of the six proposed class representatives for individual consumers. In June 2011, three third-party payer proposed class representatives appealed both the dismissal and the denial of class certification to the U.S. Court of Appeals for the First Circuit.

Also in the Multi-District Litigation, in February 2011, a third-party payer who was not included in the proposed class action appealed a dismissal order to the U.S. Court of Appeals for the First Circuit.

Plaintiffs are seeking certification of statewide classes of Neurontin purchasers in actions pending in California, Illinois and Oklahoma. State courts in New York, Pennsylvania, Missouri and New Mexico have declined to certify statewide classes of Neurontin purchasers. An appeal of the denial of class certification filed in November 2011 by the plaintiff in the Missouri action and a proposed intervenor has been dismissed.

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

A number of individual lawsuits have been filed against us in various U.S. federal and state courts and in certain other countries alleging suicide, attempted suicide and other personal injuries as a result of the purported ingestion of Neurontin. Certain of the U.S. federal actions have been transferred for consolidated pre-trial proceedings to the same Multi-District Litigation referred to in the first paragraph of this section.

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

In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation MDL-1479) that consolidates four actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 and who also purchased generic gabapentin after it became available. The complaints allege that Pfizer and Warner-Lambert engaged in anticompetitive conduct in violation of the Sherman Act that included, among other things, submitting patents for listing in the Orange Book and prosecuting and enforcing certain patents relating to Neurontin, as well as engaging in off-label marketing of Neurontin. Plaintiffs seek compensatory damages on behalf of the class, which may be subject to trebling.

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

Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal and state courts against Pfizer, certain affiliates of Pfizer, and, in most of the actions, Ranbaxy, among others; the state court action subsequently was removed to federal court. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of  Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor, and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

Chantix/Champix
A number of individual lawsuits have been filed against us in various federal and state courts alleging suicide, attempted suicide and other personal injuries as a result of the purported ingestion of Chantix, as well as economic loss. Plaintiffs in these actions seek compensatory and punitive damages and the disgorgement of profits resulting from the sale of Chantix. In October 2009, the federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Chantix (Varenicline) Products Liability Litigation MDL-2092) in the U.S. District Court for the Northern District of Alabama.

Beginning in December 2008, purported class actions were filed against us in the Ontario Superior Court of Justice (Toronto Region), the Superior Court of Quebec (District of Montreal), the Court of Queen’s Bench of Alberta, Judicial District of Calgary, and the Superior Court of British Columbia (Vancouver Registry) on behalf of all individuals and third-party payers in Canada who have purchased and ingested Champix or reimbursed patients for the purchase of Champix. Each of these actions asserts claims under Canadian product liability law, including with respect to the safety and efficacy of Champix, and, on behalf of the putative class, seeks monetary relief, including punitive damages. In June 2012, the Ontario Superior Court of Justice certified the Ontario proceeding as a class action, defining the class as consisting of the following: (i) all persons in Canada who ingested Champix during the period from April 2, 2007 to May 31, 2010 and who experienced at least one of a number of specified neuropsychiatric adverse events; (ii) all persons who are entitled to assert claims in respect of Champix pursuant to Canadian legislation as the result of their relationship with a class member; and (iii) all health insurers who are entitled to assert claims in respect of Champix pursuant to Canadian legislation. The Ontario Superior Court of Justice certified the class against Pfizer Canada Inc. only and ruled that the action against Pfizer Inc. should be stayed until after the trial of the issues that are common to the class members. The actions in Quebec, Alberta and British Columbia have been stayed in favor of the Ontario action, which is proceeding on a national basis.

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

Pristiq
In November 2007, a purported class action was filed in the U.S. District Court for the Southern District of New York against Wyeth and certain former officers of Wyeth. An amended complaint was filed in April 2008 naming certain additional former officers and certain employees of Wyeth as defendants. The amended complaint alleges that the defendants violated federal securities laws by misrepresenting the safety of Pristiq during the period before the FDA’s issuance in July 2007 of an “approvable letter” for Pristiq for the treatment of vasomotor symptoms. The plaintiff seeks to represent a class consisting of all persons who purchased Wyeth common stock from June 26, 2006 to July 24, 2007 and seeks unspecified damages on behalf of the putative class.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Various Drugs: Co-Pay Programs
In March 2012, a purported class action was filed against Pfizer and Amgen Inc. in the U.S. District Court for the Southern District of New York. The plaintiffs seek to represent a class consisting of all entities in the U.S. and its territories that have reimbursed patients for the purchase of certain Pfizer drugs for which co-pay programs exist or have existed. The plaintiffs allege that these programs violate the federal Racketeer Influenced and Corrupt Organizations (RICO) Act and federal antitrust law by, among other things, providing an incentive for patients to use certain Pfizer drugs rather than less-expensive competitor products, thereby increasing the payers’ reimbursement costs. The plaintiffs seek treble damages on behalf of the putative class for their excess reimbursement costs allegedly attributable to the co-pay programs as well as an injunction prohibiting us from offering such programs. In June and July 2012, substantially similar purported class actions were filed against Pfizer in the U.S. District Courts for the Eastern District of New York and the Southern District of Illinois. Similar purported class actions have been filed against several other pharmaceutical companies.

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

Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers are defendants in actions in various state courts by a number of states, as well as one purported class action by certain employee benefit plans and other third-party payers, alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. The plaintiffs claim that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. In addition to suing on their own behalf, some of the plaintiff states seek to recover on behalf of individuals, private-sector insurance companies and medical plans in their states. These various actions allege, among other things, fraud, unfair competition, unfair trade practices and the violation of consumer protection statutes, and seek monetary and other relief, including civil penalties and treble damages.

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

Trade Secrets Action in California
In 2004, Ischemia Research and Education Foundation (IREF) and its chief executive officer brought an action in California Superior Court, Santa Clara County, against a former IREF employee and Pfizer. Plaintiffs allege that defendants conspired to misappropriate certain information from IREF’s allegedly proprietary database in order to assist Pfizer in designing and executing a clinical study of a Pfizer drug. In 2008, the jury returned a verdict for compensatory damages of approximately $38.7 million. In March 2009, the court awarded prejudgment interest, but declined to award punitive damages. In July 2009, the court granted our motion for a new trial and vacated the jury verdict. In August 2009, plaintiffs appealed the trial court’s decision to the California Court of Appeal, Sixth Appellate District.

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation's discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, we finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility and commenced construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In February 2012, the EPA issued a proposed remediation plan for the Bound Brook facility. The proposed plan, for which the public comment period ended on May 15, 2012, is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. The estimated costs of the site remedy for the North Haven facility and the proposed remediation plan for the Bound Brook facility are covered by accruals previously taken by us.

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

In July 2012, a Pfizer subsidiary in Italy paid a fine of 93,000 euros (approximately $116,000) to the Guardia di Finanza of Italy for the violation of administrative waste disposal requirements from 2004 to 2006 at its manufacturing facility in Aprilia, Italy. The Aprilia facility was acquired by Pfizer as part of our acquisition of Wyeth in 2009.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

D. Government Investigations

●	Resolutions with the DOJ and SEC Related to Certain International Operations

On August 7, 2012, we announced that we have resolved DOJ and U.S. Securities and Exchange Commission (SEC) matters related to certain improper payments in the operations of two of our subsidiaries outside the U.S., which we voluntarily reported to the U.S. government beginning in 2004. To resolve these issues, Pfizer H.C.P. Corporation, an indirect subsidiary of Pfizer Inc., will enter into a deferred prosecution agreement with the DOJ and pay a fine of $15 million. The DOJ declined to bring a criminal action against Pfizer Inc. In addition, under the terms of a civil settlement with the SEC, Pfizer Inc. agreed to a disgorgement of profits of $16 million and prejudgment interest of $10.3 million. The Pfizer H.C.P. Corporation settlement with the DOJ covers improper conduct in Bulgaria, Croatia, Kazakhstan and Russia. The Pfizer Inc. civil settlement with the SEC covers improper conduct in those countries as well as in China, the Czech Republic, Italy and Serbia.

In a separate civil settlement with the SEC also announced on August 7, 2012, our Wyeth subsidiary agreed to a disgorgement of profits of $17.2 million and prejudgment interest of $1.66 million to resolve issues involving certain improper payments in the operations of four subsidiaries outside the U.S. We conducted a risk-based Foreign Corrupt Practices Act due diligence review of Wyeth’s global operations after we acquired Wyeth in October 2009 and, as with our own issues, promptly and voluntarily reported the Wyeth issues to the U.S government. The Wyeth civil settlement with the SEC covers improper conduct in China, Indonesia, Pakistan and Saudi Arabia.

As part of its agreement with the DOJ, Pfizer H.C.P. Corporation will continue to cooperate with the DOJ for a period of two years in connection with the settlement. Pfizer Inc. will continue to maintain the rigorous anti-corruption systems and innovative compliance program that it voluntarily developed and implemented.

In addition, certain potentially improper payments and other matters are the subject of investigations by government authorities in certain foreign countries.

●	Other Matters

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

GUARANTEES AND INDEMNIFICATIONS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 1, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant. See also Note 1C. Basis of Presentation and Significant Policies: Fair Value.

Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our operations through four operating segments––Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, and Animal Health and Consumer Healthcare. Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and IPR&D projects that generally have achieved proof-of-concept.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé. As a result, beginning in the second quarter of 2012, we report the operating results of the Nutrition business as Discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. The transaction also includes the sale of certain prenatal multivitamins currently commercialized by the Pfizer Consumer Healthcare business unit. The operating results of this product line are also included in Discontinued operations––net of tax for all periods presented. See Note 2B. Acquisitions and Divestitures: Divestitures.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources.

Operating Segments

A description of each of our four operating segments follows:

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

-
Specialty Care––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this unit include BeneFIX, Enbrel, Genotropin, Geodon, the Prevnar/Prevenar franchise, ReFacto AF, Revatio, Tygacil, Vfend (outside the U.S. and South Korea), Vyndaqel (outside the U.S.), Xalatan (outside the U.S., Canada and South Korea), Xyntha and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

-
Oncology–– includes revenues and earnings, as defined by management, from human prescription pharmaceutical products addressing oncology and oncology-related illnesses. The products in this unit include Inlyta, Sutent, Torisel and Xalkori. All revenues and earnings for such products are allocated to the Oncology unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

●	Established Products and Emerging Markets operating segment––comprises the Established Products business unit and the Emerging Markets business unit.

-
Established Products––generally includes revenues and earnings, as defined by management, from human prescription pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. In certain situations, products may be transferred to this unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This unit also excludes revenues and earnings generated in Emerging Markets. Examples of products in this unit include Arthrotec, Effexor, Lipitor (in the U.S. and Japan), Medrol, Norvasc, Protonix, Relpax, Vfend (in the U.S. and South Korea), Xalatan (in the U.S., Canada and South Korea) and Zosyn/Tazocin.

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

-
Animal Health––includes worldwide revenues and earnings, as defined by management, from products and services to prevent and treat disease in livestock and companion animals, including medicines, vaccines, parasiticides and devices.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our chief operating decision maker uses the revenues and earnings of the four operating segments, among other factors, for performance evaluation and resource allocation. For the operating segments that comprise more than one business unit, a single segment manager has responsibility for those business units.

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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $183 billion as of July 1, 2012 and approximately $188 billion as of December 31, 2011.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected income statement information

The following table provides selected income statement information by reportable segment:
	Revenues		R&D Expenses		Earnings(a)
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Three Months Ended
Reportable Segments: Primary Care(b)	$4,018	$5,870	$251	$304	$2,617	$3,806
Specialty Care and Oncology	3,820	4,038	326	376	2,657	2,581
Established Products and Emerging Markets(c)	5,301	4,732	66	79	3,076	2,484
Animal Health and Consumer Healthcare	1,853	1,769	102	106	608	514
Total reportable segments	14,992	16,409	745	865	8,958	9,385
Other business activities(d)	65	76	671	858	(674)	(860)
Reconciling Items:
Corporate(e)	––	––	229	312	(1,610)	(1,836)
Purchase accounting adjustments(f)	––	––	(2)	3	(1,164)	(1,727)
Acquisition-related costs(g)	––	––	––	––	(237)	(592)
Certain significant items(h)	––	––	37	177	(696)	(657)
Other unallocated(i)	––	––	19	16	(93)	(115)
	$15,057	$16,485	$1,699	$2,231	$4,484	$3,598
Six Months Ended
Reportable Segments: Primary Care(b)	$8,115	$11,311	$492	$627	$5,287	$7,357
Specialty Care and Oncology	7,688	8,276	699	722	5,253	5,459
Established Products and Emerging Markets(c)	10,401	9,277	139	135	6,253	4,965
Animal Health and Consumer Healthcare	3,607	3,489	194	207	1,103	1,003
Total reportable segments	29,811	32,353	1,524	1,691	17,896	18,784
Other business activities(d)	131	156	1,346	1,704	(1,355)	(1,702)
Reconciling Items:
Corporate(e)	––	––	515	637	(3,423)	(3,680)
Purchase accounting adjustments(f)	––	––	(2)	3	(2,610)	(3,500)
Acquisition-related costs(g)	––	––	5	3	(420)	(1,162)
Certain significant items(h)	––	––	344	250	(2,763)	(1,866)
Other unallocated(i)	––	––	21	23	(406)	(266)
	$29,942	$32,509	$3,753	$4,311	$6,919	$6,608
(a)	Income from continuing operations before provision for taxes on income.
(b)
Revenues and Earnings from the Primary Care segment decreased in the three and six months ended July 1, 2012 as compared to the prior year mainly due to the loss of exclusivity for Lipitor in the U.S. and the subsequent shift in the reporting of Lipitor U.S. results to the Established Products business unit.

(c)
Revenues from the Established Products and Emerging Markets segment increased in the three months and six months ended July 1, 2012 as compared to the prior year primarily due to additional products losing exclusivity and moving to the Established Products unit, as well as increased sales in emerging markets.

Earnings from the Established Products and Emerging Markets segment increased in the three months and six months ended July 1, 2012 as compared to the prior year, primarily due to additional products losing exclusivity and moving to the Established Products unit, increased sales in emerging markets, as well as a change in the mix of products.

(d)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the research and development costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(e)
Corporate for R&D expenses includes, among other things, administration expenses and compensation expenses associated with our research and development activities and for Earnings includes, among other things, administration expenses, interest income/(expense), certain compensation and other costs not charged to our operating segments.

(f)	Purchase accounting adjustments include certain charges related to the fair value adjustments to inventory, intangible assets and property, plant and equipment.
(g)
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

(h)
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For Earnings in the second quarter of 2012, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $71 million, (ii) charges for certain legal matters of $483 million, (iii) certain asset impairment charges of $77 million and (iv) other charges of $65 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For Earnings in the second quarter of 2011, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $256 million, (ii) charges for certain legal matters of $53 million, (iii) certain asset impairment charges of $332 million and (iv) other charges of $16 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For Earnings in the first six months of 2012, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $888 million, (ii) charges for certain legal matters of $1.3 billion, (iii) certain asset impairment charges of $489 million and (iv) other charges of $128 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For Earnings in the first six months of 2011, certain significant items include: (i) restructuring charges and implementation costs associated with our cost-reduction and productivity initiatives that are not associated with an acquisition of $828 million, (ii) charges for certain legal matters of $525 million, (iii) certain asset impairment charges of $489 million and (iv) other charges of $24 million (Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For R&D in all periods presented, certain significant items primarily reflect additional depreciation––asset restructuring and implementation costs.

(i)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

B. Geographic Information

The following table provides revenues by geographic area:
	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change

Revenues
United States	$5,722	$6,700	(15)	$11,676	$13,724	(15)
Developed Europe(a)	3,497	4,211	(17)	7,049	8,051	(12)
Developed Rest of World(b)	2,693	2,644	2	5,301	5,167	3
Emerging Markets(c)	3,145	2,930	7	5,916	5,567	6
Total Revenues	$15,057	$16,485	(9)	$29,942	$32,509	(8)
(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.6 billion and $3.2 billion in the second quarter of 2012 and 2011, respectively, and $5.3 billion and $6.0 billion in the first six months of 2012 and 2011, respectively.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Other Revenue Information

Significant Product Revenues

The following table provides revenues by product:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues from biopharmaceutical products:
Lipitor(a)	$1,220	$2,591	$2,615	$4,976
Lyrica	1,035	908	1,990	1,734
Enbrel (Outside the U.S. and Canada)	988	914	1,887	1,784
Prevnar 13/Prevenar 13	916	821	1,857	1,817
Celebrex	659	622	1,293	1,213
Viagra	485	495	981	965
Norvasc	348	375	682	731
Zyvox	343	325	668	644
Sutent	319	296	619	572
Premarin family	274	255	535	490
Xalatan/Xalacom	209	291	436	683
Genotropin	212	230	407	439
Detrol/Detrol LA	205	230	400	455
BeneFIX	193	176	376	340
Vfend	178	192	356	387
Chantix/Champix	172	190	350	389
Pristiq	158	147	309	276
Revatio	143	130	279	253
Medrol	141	135	275	256
Refacto AF/Xyntha	138	123	270	240
Zosyn/Tazocin	141	162	269	341
Zoloft	139	146	269	281
Geodon/Zeldox	84	258	265	490
Effexor	106	168	235	372
Zithromax/Zmax	106	114	229	242
Prevnar/Prevenar (7-valent)	84	155	222	308
Fragmin	101	97	192	188
Aricept(b)	84	112	178	218
Cardura	91	101	175	197
Relpax	89	84	174	164
Rapamune	85	100	167	189
Tygacil	86	75	167	148
EpiPen(c)	92	66	150	101
Xanax XR	69	79	137	155
BMP2	67	101	134	194
Sulperazon	71	49	129	104
Diflucan	67	64	124	129
Caduet	58	143	123	285
Neurontin	62	84	120	155
Unasyn	57	61	111	114
Aromasin	55	95	111	209
Arthrotec	53	62	109	121
Inspra	58	49	105	91
Dalacin/Cleocin	53	52	102	88
Toviaz	53	46	98	88
Metaxalone/Skelaxin(c)	61	79	94	88
Alliance revenues(d)	862	875	1,698	1,759
All other biopharmaceutical products(e)	1,869	1,717	3,732	3,401
	13,139	14,640	26,204	28,864
Revenues from other products:
Animal Health	1,085	1,055	2,111	2,037
Consumer Healthcare	768	714	1,496	1,452
Other(f)	65	76	131	156
	$15,057	$16,485	$29,942	$32,509

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
Lipitor lost exclusivity in the U.S. in November 2011 and various other markets in 2011 and 2012. This loss of exclusivity reduced branded worldwide revenues by $1.4 billion in the second quarter of 2012, in comparison with the second quarter of 2011, and by $2.4 billion in the first six months of 2012, in comparison with the first six months of 2011.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Legacy King product. King’s operations are included in our financial statements commencing from the acquisition date of January 31, 2011.
(d)	Includes Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.
(e)	Includes sales of generic atorvastatin.
(f)	Includes revenues generated primarily from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of July 1, 2012, and the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three-month and six-month periods ended July 1, 2012, and July 3, 2011, and the related condensed consolidated statements of cash flows for the six-month periods ended July 1, 2012, and July 3, 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 9, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

●
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 47, provides information about the following: our business; our performance during the second quarter and first six months of 2012 and 2011; our operating environment; our strategy; our business development initiatives; and our financial guidance for 2012.

●	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 55, and consists of the following sub-sections:

o
Revenues. This sub-section, beginning on page 55, provides an analysis of our products and revenues for the second quarter and first six months of 2012 and 2011, as well as an overview of research and development expenses and important biopharmaceutical product developments.

o	Costs and Expenses. This sub-section, beginning on page 68, provides a discussion about our costs and expenses.

o	Provision for Taxes on Income. This sub-section, on page 72, provides a discussion of items impacting our tax provisions.

o	Discontinued Operations. This sub-section, beginning on page 72, provides an analysis of the financial statement impact of our discontinued operations.

o	Adjusted Income. This sub-section, beginning on page 72, provides a discussion of an alternative view of performance used by management.

●	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, on page 77, provides a discussion of changes in certain components of other comprehensive income.

●	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 77, provides a discussion of changes in certain balance sheet accounts.

●	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 78, provides an analysis of our cash flows for the first six months of 2012 and 2011.

●
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 79, provides an analysis of selected measures of our liquidity and of our capital resources as of July 1, 2012 and December 31, 2011 and a discussion of our outstanding debt and commitments that existed as of July 1, 2012 and December 31, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer’s future activities.

●	New Accounting Standards. This section, beginning on page 81, discusses recently adopted and recently issued accounting standards.

●
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 82, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, in-line products and product candidates, strategic review, capital allocation, business-development plans, and share-repurchase and dividend-rate plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

The following table provides the components of the condensed consolidated statements of income:

	Three Months Ended			Six Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Revenues	$15,057	$16,485	(9)	$29,942	$32,509	(8)

Cost of sales	2,752	3,571	(23)	5,497	7,040	(22)
% of revenues	18.3%	21.7%		18.4%	21.7%

Selling, informational and administrative expenses	3,977	4,800	(17)	7,954	9,178	(13)
% of revenues	26.4%	29.1%		26.6%	28.2%

Research and development expenses	1,699	2,231	(24)	3,753	4,311	(13)
% of revenues	11.3%	13.5%		12.5%	13.3%

Amortization of intangible assets	1,291	1,384	(7)	2,711	2,749	(1)
% of revenues	8.6%	8.4%		9.1%	8.5%

Restructuring charges and certain acquisition-related costs	190	478	(60)	787	1,368	(42)
% of revenues	1.3%	2.9%		2.6%	4.2%

Other deductions––net	664	423	57	2,321	1,255	85
Income from continuing operations before provision for taxes on income	4,484	3,598	25	6,919	6,608	(5)
% of revenues	29.8%	21.8%		23.1%	20.3%

Provision for taxes on income	1,290	1,077	20	2,001	1,951	(3)
Effective tax rate	28.8%	29.9%		28.9%	29.5%

Income from continuing operations	3,194	2,521	27	4,918	4,657	6
% of revenues	21.2%	15.3%		16.4%	14.3%

Discontinued operations––net of tax	66	97	(32)	145	195	(26)

Net income before allocation to noncontrolling interests	3,260	2,618	25	5,063	4,852	4
% of revenues	21.7%	15.9%		16.9%	14.9%

Less: Net income attributable to noncontrolling interests	7	8	(13)	16	20	(20)
Net income attributable to Pfizer Inc.	$3,253	$2,610	25	$5,047	$4,832	4
% of revenues	21.6%	15.8%		16.9%	14.9%

Earnings per common share––basic:(a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.43	$0.32	34	$0.65	$0.58	12
Discontinued operations––net of tax	0.01	0.01	––	0.02	0.02	––
Net income attributable to Pfizer Inc. common shareholders	$0.44	$0.33	33	$0.67	$0.61	10

Earnings per common share––diluted:(a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.32	31	$0.65	$0.58	12
Discontinued operations––net of tax	0.01	0.01	––	0.02	0.02	––
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.33	30	$0.67	$0.61	10

Cash dividends paid per common share	$0.22	$0.20	10	$0.44	$0.40	10
(a)	EPS amounts may not add due to rounding.

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

We anticipate filing a registration statement with the U.S. Securities and Exchange Commission (SEC) by mid-August for a potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business, Zoetis, Inc. (Zoetis). If the IPO is successfully completed, which we are targeting for the first half of 2013, we will have a variety of options to achieve a potential full separation of Zoetis. As we continue to work toward a potential IPO and a potential full separation of Zoetis, we remain open to all alternatives to maximize the after-tax return for our shareholders. The Animal Health business continues to be presented as a continuing operation in the condensed consolidated financial statements.

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé for $11.85 billion in cash. The transaction is expected to close by the first half of 2013, assuming the receipt of the required regulatory clearances and satisfaction of other closing conditions. Beginning in the second quarter of 2012, we report the operating results of the Nutrition business as Discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. The transaction also includes the sale of certain prenatal multivitamins currently commercialized by the Pfizer Consumer Healthcare business unit. The operating results of this product line are also included in Discontinued operations––net of tax for all periods presented. In addition, the assets and liabilities associated with this business are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets.

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. The operating results associated with this business are reported as Discontinued operations––net of tax in our condensed consolidated statements of income for the three and six months ended July 3, 2011.

On January 31, 2011, we completed a tender offer for the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash. Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. As a result, in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the six months ended July 3, 2011 reflect approximately five months of King’s U.S. operations and approximately four months of King’s international operations.

Our 2012 Performance

Revenues in the second quarter of 2012 were $15.1 billion, a decrease of 9% compared to the same period in 2011, due to an operational decline of $1.0 billion, or 6%, primarily as the result of the impact of the loss of exclusivity of Lipitor in most major markets, including the U.S. on November 30, 2011, and the unfavorable impact of foreign exchange of $451 million, or 3%.

Revenues in the first six months of 2012 were $29.9 billion, a decrease of 8% compared to the same period in 2011, due to an operational decline of $2.0 billion, or 6%, primarily as the result of the aforementioned loss of exclusivity of Lipitor, and the unfavorable impact of foreign exchange of $515 million, or 2%.

The following table provides the significant impacts on revenues for the three and six months ended July 1, 2012 compared to the same periods ended July 3, 2011:
(millions of dollars)	July 1, 2012 vs. July 3, 2011 Worldwide Change	% Change Worldwide	% Change U.S.	% Change International
Three Months Ended
Lyrica	$ 127	14	8	18
Enbrel (Outside the U.S. and Canada)	74	8	––	8
Celebrex	37	6	8	3
EpiPen(a)	26	39	46	8
Sutent	23	8	23	3
Premarin family	19	7	9	(8)
Prevnar 13/Prevenar 13	95	12	––	24
BeneFIX	17	10	20	2
Pristiq	11	7	2	31
Refacto AF/Xyntha	15	12	53	6
Vfend(b)	(14)	(7)	––	(8)
Genotropin	(18)	(8)	(4)	(9)
Neurontin	(22)	(26)	(33)	(24)
Chantix/Champix	(18)	(9)	(7)	(12)
Aricept(c)	(28)	(25)	––	(25)
Norvasc	(27)	(7)	22	(8)
Detrol/Detrol LA	(25)	(11)	(12)	(8)
BMP2	(34)	(34)	(29)	(100)
Zosyn/Tazocin	(21)	(13)	(15)	(10)
Prevnar/Prevenar (7-valent)	(71)	(46)	––	(46)
Aromasin(b)	(40)	(42)	(57)	(41)
Effexor	(62)	(37)	(56)	(27)
Caduet(b)	(85)	(59)	(95)	(22)
Geodon/Zeldox(b)	(174)	(67)	(77)	(17)
Xalatan/Xalacom(b)	(82)	(28)	(29)	(28)
Lipitor(b)	(1,371)	(53)	(79)	(22)
Alliance Revenue(b)	(13)	(1)	27	(40)
All other biopharmaceutical products(d)	152	9	27	––
Animal Health products	30	3	7	1
Consumer Healthcare products	54	8	7	8

Six Months Ended
Lyrica	$ 256	15	8	19
Enbrel (Outside the U.S. and Canada)	103	6	––	6
Celebrex	80	7	7	6
EpiPen(a)	49	49	51	33
Sutent	47	8	24	3
Premarin family	45	9	10	––
Prevnar 13/Prevenar 13	40	2	(9)	18
BeneFIX	36	11	20	4
Pristiq	33	12	7	36
Refacto AF/Xyntha	30	13	19	11
Vfend(b)	(31)	(8)	(33)	(3)
Genotropin	(32)	(7)	(7)	(7)
Neurontin	(35)	(23)	(32)	(19)
Chantix/Champix	(39)	(10)	(4)	(15)
Aricept(c)	(40)	(18)	––	(18)
Norvasc	(49)	(7)	39	(8)
Detrol/Detrol LA	(55)	(12)	(13)	(11)
BMP2	(60)	(31)	(27)	(100)
Zosyn/Tazocin	(72)	(21)	(29)	(11)
Prevnar/Prevenar (7-valent)	(86)	(28)	––	(28)
Aromasin(b)	(98)	(47)	(84)	(37)
Effexor	(137)	(37)	(58)	(22)
Caduet(b)	(162)	(57)	(92)	(15)
Geodon/Zeldox(b)	(225)	(46)	(53)	(9)
Xalatan/Xalacom(b)	(247)	(36)	(86)	(22)
Lipitor(b)	(2,361)	(47)	(75)	(14)
Alliance revenue(b)	(61)	(3)	16	(32)
All other biopharmaceutical products(d)	331	10	24	2
Animal Health products	74	4	9	1
Consumer Healthcare products	44	3	(2)	7
(a)	Legacy King product. King’s operations are included in our financial statements commencing from the acquisition date of January 11, 2011.
(b)
Lipitor and Caduet lost exclusivity in the U.S. in November 2011 and various other major markets in 2011 and 2012. Xalatan lost exclusivity in the U.S. in March 2011 and in the majority of European markets in January 2012. Aromasin lost exclusivity in the U.S. in April 2011, in the majority of European markets in July 2011 and in Japan in November 2011. Vfend tablets lost exclusivity in the U.S. in February 2011. Geodon lost exclusivity in the U. S. in March 2012. We lost exclusivity for Aricept 5mg and 10mg tablets, which are included in Alliance revenues, in the U.S. in November 2010 and in the majority of European markets in February and April 2012.

(c)	Represents direct sales under license agreement with Eisai Co., Ltd.
(d)	Includes the “All other” category included in the Revenues—Major Biopharmaceutical Products table presented in this MD&A, which includes sales of generic atorvastatin.

Income from continuing operations for the second quarter of 2012 was $3.2 billion, compared to $2.5 billion in the second quarter of 2011, and $4.9 billion in the first six months of 2012, compared to $4.7 billion in the first six months of 2011, primarily reflecting, among other items:

●	purchase accounting charges that were approximately $410 million lower in the second quarter and $700 million lower in first six months of 2012 than in the same periods in 2011;

●	acquisition-related costs that were approximately $260 million lower in the second quarter and $600 million lower in first six months of 2012 than in the same periods in 2011;

●
asset impairment charges that were approximately $240 million lower in the second quarter of 2012 and $30 million higher in the first six months of 2012 than in the same periods in 2011 (see further discussion in the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––net);

●
charges that were approximately $190 million lower in the second quarter of 2012 and $60 million higher in the first six months of 2012 than in the same periods in 2011 related to our non-acquisition related cost-reduction and productivity initiatives; and

●
charges for certain legal matters that were approximately $490 million higher in the second quarter and $800 million higher in the first six months of 2012 than in the same periods in 2011 (see further discussion in the “Costs and Expenses––Other (Income)/Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––net).

Also, see “Discontinued Operations” section of this MD&A.

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

In each of 2012 and 2011, we recorded the following amounts as a result of the U.S. Healthcare Legislation:

●
approximately $110 million and $158 million in the second quarters of 2012 and 2011, respectively, and approximately $234 million and $324 million in the first six months of 2012 and 2011, respectively, recorded as a reduction to Revenues, related to the extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

●
approximately $78 million and $69 million in the second quarters of 2012 and 2011, respectively, and approximately $181 million and $139 million in the first six months of 2012 and 2011, respectively, related to the annual fee payable to the federal government (which is payable annually through 2018 and is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

In June 2012, the U.S. Supreme Court upheld the constitutionality of the requirement in the U.S. Healthcare Legislation for Americans to have insurance (called the individual mandate). Separately, it is possible that Congress may withhold all or a portion of the funding necessary to implement the U.S. Healthcare Legislation or may attempt to amend or repeal it. Given the extent of the possible changes and the uncertainties concerning the interpretation, implementation and timing of any such changes, the U.S. Healthcare Legislation and any amendments thereto or repeal of all or portions thereof could impact our business and results of operations in the near term and over the next several years.

The fiscal year 2013 budget proposal submitted to Congress by President Obama in February 2012 includes a provision that would reduce the base exclusivity period for a biologics product from 12 years to seven years. There was no corresponding pending bill designed to amend the U.S. Healthcare Legislation to alter the biologics provisions. In May 2012, the budget proposal was voted down in both the U.S. House of Representatives and the U.S. Senate.

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

Our 2012 results have been and/or will be adversely impacted by the following:

●
Lipitor in the U.S.––Lipitor lost exclusivity in the U.S. in November 2011. The entry of multi-source generic competition in the U.S. began in May 2012, with attendant increased competitive pressures. Beginning in 2012, sales of Lipitor in the U.S. are reported in our Established Products business unit.

Lipitor in international markets––Lipitor lost exclusivity in Japan in June 2011 (with generic competition occurring in November 2011), Australia in April 2012 and the majority of European markets in March 2012 and May 2012.

●
Other recent loss of exclusivity impacts––In the U.S., we lost exclusivity for Vfend tablets in February 2011, for Xalatan in March 2011 and for Geodon in March 2012. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. The basic patent for Vfend tablets in Brazil expired in January 2011. We lost exclusivity for Aromasin in the U.S. in April 2011, in the majority of European markets in July 2011 and in Japan in November 2011. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012. We lost exclusivity for Aricept in the majority of European markets in February 2012 and April 2012. Caduet lost exclusivity in the U.S. in November 2011 and in the majority of European markets in March and May 2012.

●	Revatio tablet will lose exclusivity in the U.S. in September 2012, which reflects the extension of the exclusivity period from March to September 2012 as the result of a pediatric extension.

●	Detrol IR will lose exclusivity in the U.S. in September 2012.

●	Aricept––Our rights to Aricept in Japan will return to Eisai Co., Ltd. in December 2012.

●	Spiriva–– Our collaboration with Boehringer Ingelheim (BI) for Spiriva will expire on a country-by-country basis between 2012 and 2016, including the expiration in certain EU markets in 2012.

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

The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, including the countries that use the euro currency (Eurozone), affecting the performance of products such as Lipitor, Celebrex and Lyrica, and in a number of emerging markets. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes are switching to generics, delaying treatments, skipping doses or using less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, we continue to experience pricing pressure as a result of the economic environment in Europe and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products in certain European and emerging market countries.

Significant portions of our revenues and earnings are exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing same-currency revenues in relation to same-currency costs and same-currency assets in relation to same-currency liabilities. Depending on market conditions, foreign exchange risk also is managed through the use of derivative financial instruments and foreign currency debt. As we operate in multiple foreign currencies, including the euro, the Japanese yen, the U.K. pound, the China Renminbi, and the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact on net income. Therefore, significant changes in foreign exchange rates can impact our results and our financial guidance.

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

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé. In addition, we anticipate filing a registration statement with the SEC by mid-August for a potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business, Zoetis. If the IPO is successfully completed, which we are targeting for the first half of 2013, we will have a variety of options to achieve a potential full separation of Zoetis. As we continue to work toward a potential IPO and a potential full separation of Zoetis, we remain open to all alternatives to maximize the after-tax return for our shareholders. If Nutrition and Animal Health are fully separated from the Company, then, following these separations, Pfizer will be a global biopharmaceutical company with an innovative core and a value core, with different cost structures and operating drivers, and a complementary Consumer Healthcare business with several well-known brands. The innovative core includes a portfolio of innovative, largely patent-protected, in-line products and an R&D organization focused on continuing to build a robust pipeline of highly differentiated product candidates in areas of unmet medical needs. The value core includes a portfolio of products that have lost exclusivity or are approaching the loss of exclusivity that help meet the global need for less expensive, quality medicines.

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

We continue to build on our portfolio of businesses through various business development transactions. See the “Our Business Development Initiatives” section of this MD&A for information on our recent transactions and strategic investments that we believe complement our businesses.

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

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; oncology; cardiovascular, metabolic and endocrine diseases; neuroscience and pain; and vaccines––and in emerging markets and established products. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

The most significant recent transactions and events are described below.

●
We anticipate filing a registration statement with the SEC by mid-August for a potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business, Zoetis. If the IPO is successfully completed, which we are targeting for the first half of 2013, we will have a variety of options to achieve a potential full separation of Zoetis. As we continue to work toward a potential IPO and a potential full separation of Zoetis, we remain open to all alternatives to maximize the after-tax return for our shareholders. The Animal Health business continues to be presented as a continuing operation in the condensed consolidated financial statements.

●
On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé for $11.85 billion in cash.  See Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions and Divestitures: Divestitures.

●
On March 12, 2012, Biocon and Pfizer announced the conclusion of their alliance to commercialize Biocon’s biosimilar versions of insulin and insulin analog products. The companies agreed that, due to the individual priorities for their respective biosimilars businesses, it was in their best interest to move forward independently.

●
On February 26, 2012, we completed our acquisition of Alacer Corp. (Alacer), a privately owned company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions.

●
On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan), a Danish company engaged in the sale of science-based consumer healthcare products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions.

●
On August 1, 2011, we sold our Capsugel business for approximately $2.4 billion in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions and Divestitures: Divestitures.

●
On January 31, 2011, we completed a tender offer for the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition and Divestitures: Acquisitions.

Our Financial Guidance for 2012

We forecast 2012 revenues of $58.0 billion to $60.0 billion, Reported diluted earnings per common share (EPS) of $1.23 to $1.38 and Adjusted diluted EPS of $2.14 to $2.24. As previously reported, on May 1, 2012, we updated our guidance (i) for 2012 revenues, Adjusted income and Adjusted diluted EPS to reflect the Nutrition business as a discontinued operation, and (ii) for 2012 Reported Net income and Reported diluted EPS primarily to reflect additional expenses related to certain legal matters and certain asset impairment charges. The current exchange rates assumed in connection with the 2012 financial guidance are a blend of the actual exchange rates in effect during the first six months of 2012 and the mid-July 2012 exchange rates for the remainder of the year. For an understanding of Adjusted income and Adjusted diluted EPS, see the “Adjusted Income” section of this MD&A.

The following table provides a reconciliation of 2012 Adjusted income and Adjusted diluted EPS guidance to 2012 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:
	Full-Year 2012 Guidance
(billions of dollars, except per share amounts)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$16.1 - $16.9	~$2.14 - $2.24
Purchase accounting impacts of transactions completed as of 7/1/12	(3.6)	(0.48)
Acquisition-related costs	(0.5 - 0.7)	(0.07 - 0.09)
Non-acquisition-related restructuring costs(c)	(1.6 - 1.8)	(0.20 - 0.23)
Other certain significant items incurred as of 7/1/12	(1.3)	(0.17)
Income from discontinued operations(d)	0.4	0.06
Reported net income attributable to Pfizer Inc./diluted EPS guidance	~$9.1 - $10.3	~$1.23 - $1.38
(a)
Includes the revenues and expenses related to the Nutrition business, which is reflected as a discontinued operation, but does not include the gain on the pending sale of the Nutrition business. Does not assume the completion of any business-development transactions not completed as of July 1, 2012, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of July 1, 2012.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

The following table provides worldwide revenues by operating segment, business unit and geographic area:

	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011	% Change in Revenues
Three Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$4,018	$5,870	$2,042	$3,363	$1,976	$2,507	(32)	(39)	(21)

Specialty Care	3,497	3,699	1,493	1,641	2,004	2,058	(5)	(9)	(3)
Oncology	323	339	141	88	182	251	(5)	60	(27)
SC&O Operating Segment	3,820	4,038	1,634	1,729	2,186	2,309	(5)	(5)	(5)

Emerging Markets	2,620	2,415	––	––	2,620	2,415	8	––	8
Established Products	2,681	2,317	1,269	872	1,412	1,445	16	46	(2)
EP&EM Operating Segment	5,301	4,732	1,269	872	4,032	3,860	12	46	4

	13,139	14,640	4,945	5,964	8,194	8,676	(10)	(17)	(6)

Other product revenues:
Animal Health	1,085	1,055	416	390	669	665	3	7	1
Consumer Healthcare	768	714	340	318	428	396	8	7	8
AH&CH Operating Segment	1,853	1,769	756	708	1,097	1,061	5	7	3

Other (a)	65	76	21	28	44	48	(14)	(25)	(8)

Total revenues	$15,057	$16,485	$5,722	$6,700	$9,335	$9,785	(9)	(15)	(5)

Six Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$8,115	$11,311	$4,043	$6,556	$4,072	$4,755	(28)	(38)	(14)

Specialty Care	7,077	7,626	3,111	3,590	3,966	4,036	(7)	(13)	(2)
Oncology	611	650	264	177	347	473	(6)	49	(27)
SC&O Operating Segment	7,688	8,276	3,375	3,767	4,313	4,509	(7)	(10)	(4)

Emerging Markets	4,919	4,593	––	––	4,919	4,593	7	––	7
Established Products	5,482	4,684	2,712	1,904	2,770	2,780	17	42	––
EP&EM Operating Segment	10,401	9,277	2,712	1,904	7,689	7,373	12	42	4

	26,204	28,864	10,130	12,227	16,074	16,637	(9)	(17)	(3)

Other product revenues:
Animal Health	2,111	2,037	838	772	1,273	1,265	4	9	1
Consumer Healthcare	1,496	1,452	666	679	830	773	3	(2)	7
AH&CH Operating Segment	3,607	3,489	1,504	1,451	2,103	2,038	3	4	3

Other (a)	131	156	42	46	89	110	(16)	(9)	(19)

Total revenues	$29,942	$32,509	$11,676	$13,724	$18,266	$18,785	(8)	(15)	(3)
(a)	Includes revenues generated primarily from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products were $13.1 billion for the second quarter and $26.2 billion for the first six months of 2012, reflecting decreases of 10% and 9%, respectively, compared to the same periods in 2011 primarily due to:

●
the decrease in operational revenues of approximately $1.1 billion in the second quarter and $2.2 billion in the first six months of 2012 due to the loss of exclusivity of various products in certain markets, including a decrease of $1.3 billion in the second quarter and $2.3 billion in the first six months of 2012 in operational revenues from branded Lipitor; and

●	the unfavorable impact of foreign exchange, which resulted in revenue decreases of approximately $390 million in the second quarter and approximately $430 million in the first six months of 2012;

partially offset by:

●
a lower reduction in revenues related to the U.S. Healthcare Legislation of $48 million in the second quarter and $90 million in the first six months of 2012 compared to the same periods in 2011, primarily due to the loss of exclusivity of Lipitor; and

●	an increase in operational revenues for certain biopharmaceutical products, particularly Lyrica, Celebrex and Enbrel and in revenues from emerging markets.

Geographically,

●
in the U.S., revenues from biopharmaceutical products decreased 17% in both the second quarter of 2012 and in the first six months of 2012, compared to the same periods in 2011, primarily reflecting lower revenues from Lipitor, Xalatan, Caduet, Effexor, Geodon, Zosyn, Aromasin and Vfend, all due to loss of exclusivity and from BMP2 and Detrol/Detrol LA. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and the lower reduction in revenues related to U.S. Healthcare Legislation.

●
in our international markets, revenues from biopharmaceutical products decreased 6% in the second quarter of 2012 and 3% in the first six months of 2012, compared to the same periods in 2011, primarily reflecting the unfavorable impact of foreign exchange of 5% in the second quarter of 2012 and 2% in the first six months of 2012. Operationally, revenues were down 1% in both periods mainly due to declines in Lipitor, Xalatan/Xalacom, Norvasc, Aromasin and Effexor, all due to loss of exclusivity in certain markets, and lower Alliance revenues, primarily due to the loss of exclusivity of Aricept in many major European markets, as well as lower revenues for Spiriva in certain European countries reflecting the final-year terms of our Spiriva collaboration agreements relating to those countries. The impact of these adverse factors was partially offset by the strong operational growth of Lyrica, Enbrel and the Prevenar franchise.

During the second quarter and first six months of 2012, international revenues from biopharmaceutical products represented 62% and 61% of total revenues from biopharmaceutical products, respectively, compared to 59% and 58% in the second quarter and first six months of 2011, respectively.

Primary Care Operating Segment
●
Primary Care unit revenues decreased 32% in the second quarter and 28% in the first six months of 2012, compared to the same periods in 2011, reflecting lower operational revenues of 31% and 27%, respectively, primarily due to the loss of exclusivity of Lipitor in the U.S. in November 2011 and the resulting shift in the reporting of U.S. Lipitor revenues to the Established Products unit beginning January 1, 2012. U.S. branded Lipitor revenues, reported by the Established Products business unit, decreased from $1.4 billion to $296 million, or 79%, in the second quarter of 2012, and decreased from $2.7 billion to $679 million, or 75%, in the first six months of 2012. Collectively, the decline in worldwide revenues for Lipitor and for certain other Primary Care unit products that lost exclusivity in various markets in 2012 and 2011, as well as the resulting shift in the reporting of certain product revenues to the Established Products unit, reduced Primary Care unit revenues by $2.0 billion, or 34%, in comparison with the second quarter of 2011, and reduced Primary Care unit revenues by $3.6 billion, or 32%, in comparison with the first six months of 2011. The impact of these declines was partially offset by the strong growth of Lyrica, most notably in Japan, in addition to the solid performance of Celebrex.

Specialty Care and Oncology Operating Segment
●
Specialty Care unit revenues decreased 5% in the second quarter and 7% in the first six months of 2012, compared to the same periods in 2011, due to lower operational revenues of 2% and 6%, respectively, as well as the adverse impact of foreign exchange. Operational revenues were unfavorably impacted in both periods in developed Europe, primarily because most patients eligible to receive the pediatric catch-up dose of Prevnar 13/Prevenar 13 have already been vaccinated. Prevnar 13 U.S. revenues for the first six months of 2012 were also impacted by a lower birth cohort compared to the same period last year and because utilization in adults is minimal at this time. Additionally, Specialty Care unit revenues were unfavorably impacted by the losses of exclusivity of Vfend and Xalatan in the U.S. in February and March 2011, respectively, and the resulting shift in the reporting of Vfend and Xalatan U.S. revenues to the Established Products unit beginning January 1, 2012, as well as the loss of exclusivity of Xalatan in developed Europe in January 2012 and Geodon in the U.S. in March 2012. Collectively, these developments relating to Vfend, Xalatan, and Geodon and the impact of other Specialty Care unit products that lost exclusivity in various markets in 2011 reduced Specialty Care unit revenues by $265 million, or 7%, in comparison with the second quarter of 2011, and reduced Specialty Care unit revenues by $520 million, or 7%, in comparison with the first six months of 2011. Operational revenues in both periods were favorably impacted by the growth of Enbrel, as well as the Prevenar franchise in Japan and Australia.

●
Oncology unit revenues decreased 5% in the second quarter and 6% in the first six months of 2012, compared to the same periods in 2011, due to lower operational revenues of 2% and 4%, respectively, as well as the adverse impact of foreign exchange. Operational revenues were unfavorably impacted in both periods by the loss of exclusivity of Aromasin in the majority of European markets in the second half of 2011 and the resulting shift in the reporting of such revenues to the Established Products unit beginning January 1, 2012. This loss of exclusivity reduced Oncology unit revenues by $68 million, or 20%, in comparison with the first quarter of 2011, and reduced Oncology unit revenues by $128 million, or 20%, in comparison with the first six months of 2011. Operational revenues in both periods were favorably impacted by the growth of Sutent, as well as the launches of Inlyta and Xalkori in the U.S.

Established Products and Emerging Markets Operating Segment
●
Established Products unit revenues increased 16% in the second quarter of 2012 compared to the same period in 2011 due to higher operational revenues of 18% and a 2% unfavorable impact of foreign exchange. Established Products unit revenues increased 17% in the first six months of 2012 compared to the same period in 2011 due to higher operational revenues of 18% and a 1% unfavorable impact of foreign exchange. The increases in Established Products unit operational revenues in the second quarter and first six months of 2012 were mainly due to the shift in the reporting of branded Lipitor revenues in the U.S. from the Primary Care unit totaling $296 million and $679 million, respectively, to the Established Products unit beginning January 1, 2012, as well as recent launches of generic versions of certain Pfizer branded primary care and specialty care products, and by contributions from the sales of the authorized generic version of Lipitor in the U.S. by Watson Pharmaceuticals, Inc.  Operational revenues in both periods were unfavorably impacted by the entry of multi-source generic competition in the U.S. for donepezil (Aricept) in May 2011 as well as the continuing decline of U.S. revenues of certain products that previously lost exclusivity.

●
Emerging Markets unit revenues increased 8%, in the second quarter of 2012 compared to the same period in 2011, due to higher operational revenues of 14%, partially offset by a 6% unfavorable impact of foreign exchange. Emerging Markets unit revenues increased 7%, in the first six months of 2012 compared to the same period in 2011, due to higher operational revenues of 12%, partially offset by a 5% unfavorable impact of foreign exchange. The increases in Emerging Markets unit operational revenues in the second quarter and first six months of 2012 were due to volume growth, primarily in China and Russia, as a result of more targeted promotional efforts for key products, including Lipitor, Norvasc and Lyrica. Revenues in the second quarter compared to the year-ago period also were favorably impacted by the timing of government purchases of Prevenar 13 in Turkey and Enbrel in Brazil and unfavorably impacted by the timing of government purchases of Prevenar 13 and certain other products in Mexico.

Total revenues from established products in both the Established Products and Emerging Markets units were $3.8 billion, with $1.1 billion generated in emerging markets, in the second quarter of 2012, and were $7.5 billion, with $2.0 billion generated in emerging markets, in the first six months of 2012.

Other Product Revenues

Animal Health and Consumer Healthcare Operating Segment
●
Animal Health unit revenues increased 3% in the second quarter of 2012, compared to the same period in 2011, reflecting higher operational revenues of 7% and the unfavorable impact of foreign exchange of 4%. Operational revenues from Animal Health products were favorably impacted in the second quarter of 2012 compared to the same period in 2011, primarily due to solid performances in both the global livestock and the companion animal portfolios.

Animal Health unit revenues increased 4% in the first six months of 2012, compared to the same period in 2011, reflecting higher operational revenues of 7% and the unfavorable impact of foreign exchange of 3%. Operational revenues from Animal Health products were favorably impacted in the first six months of 2012 compared to the same period in 2011 primarily by the full six-month impact of legacy King product revenues in the first six months of 2012 compared to the partial-period impact in the first six months of 2011, as well as solid performances in both the global livestock and the companion animal portfolios.

●
Consumer Healthcare unit revenues increased 8% in the second quarter of 2012, compared to the same period in 2011, reflecting higher operational revenues of 11% and the unfavorable impact of foreign exchange of 3%. Consumer Healthcare unit revenues increased 3% in the first six months of 2012, compared to the same period in 2011, reflecting higher operational revenues of 5% and the adverse impact of foreign exchange of 2%.  The operational revenue increases were primarily due to the addition of products from the acquisition of Ferrosan Consumer Health in December 2011 and Alacer Corp. in February 2012.

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

The following table provides information about certain deductions from revenues:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Medicaid and related state program rebates(a)	$206	$323	$426	$676
Medicare rebates(a)	179	364	413	727
Performance-based contract rebates(a), (b)	640	881	1,117	1,725
Chargebacks(c)	831	803	1,763	1,603
Total	$1,856	$2,371	$3,719	$4,731
(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.
(b)
Performance-based contract rebates include contract rebates with managed care customers within the U.S, including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms and claims under these contracts. Performance-based contract rebates also include rebates to wholesalers/distributor based on achievement of contracted performance for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The total rebates and chargebacks for the second quarter and first six months of 2012 were lower compared to the same periods in 2011, primarily as a result of:

●	the impact of decreased Medicare, Medicaid and performance-based contract rebates contracted for Lipitor and certain other products that have lost exclusivity;

●	changes in product mix; and

●
the impact on chargebacks of decreased sales for certain products that have lost exclusivity and decreased sales for certain generic products sold by our Greenstone unit that are subject to chargebacks;

partially offset by, among other factors:

●	an increase in chargebacks for our branded products as a result of increasing competitive pressures.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $2.6 billion as of July 1, 2012, a decrease from $3.3 billion as of December 31, 2011, and primarily are all included in Other current liabilities in our condensed consolidated balance sheets.

Revenues—Major Biopharmaceutical Products

The following table provides revenue information for several of our major biopharmaceutical products:
		Three Months Ended		Six Months Ended
(millions of dollars)		July 1,		July 1,
Product	Primary Indications	2012	% Change(a)	2012	% Change(a)
Lipitor	Reduction of LDL cholesterol	$1,220	(53)	$2,615	(47)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,035	14	1,990	15
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	988	8	1,887	6
Prevnar 13/Prevenar 13	Vaccine for prevention of pneumococcal disease	916	12	1,857	2
Celebrex	Arthritis pain and inflammation, acute pain	659	6	1,293	7
Viagra	Erectile dysfunction	485	(2)	981	2
Norvasc	Hypertension	348	(7)	682	(7)
Zyvox	Bacterial infections	343	6	668	4
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	319	8	619	8
Premarin family	Menopause	274	7	535	9
Xalatan/Xalacom	Glaucoma and ocular hypertension	209	(28)	436	(36)
Genotropin	Replacement of human growth hormone	212	(8)	407	(7)
Detrol/Detrol LA	Overactive bladder	205	(11)	400	(12)
BeneFIX	Hemophilia	193	10	376	11
Vfend	Fungal infections	178	(7)	356	(8)
Chantix/Champix	An aid to smoking cessation treatment	172	(9)	350	(10)
Pristiq	Depression	158	7	309	12
Revatio	Pulmonary arterial hypertension (PAH)	143	10	279	10
Medrol	Inflammation	141	4	275	7
ReFacto AF/Xyntha	Hemophilia	138	12	270	13
Zosyn/Tazocin	Antibiotic	141	(13)	269	(21)
Zoloft	Depression and certain anxiety disorders	139	(5)	269	(4)
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	84	(67)	265	(46)
Effexor	Depression and certain anxiety disorders	106	(37)	235	(37)
Zithromax/Zmax	Bacterial infections	106	(7)	229	(5)
Prevnar/Prevenar (7-valent)	Vaccine for prevention of pneumococcal disease	84	(46)	222	(28)
Fragmin	Anticoagulant	101	4	192	2
Aricept(b)	Alzheimer’s disease	84	(25)	178	(18)
Cardura	Hypertension/Benign prostatic hyperplasia	91	(10)	175	(11)
Relpax	Treats the symptoms of migraine headaches	89	6	174	6
Rapamune	Immunosuppressant	85	(15)	167	(12)
Tygacil	Antibiotic	86	15	167	13
EpiPen(c)	Epinephrine injection used in treatment of life- threatening allergic reactions	92	39	150	49
Xanax XR	Anxiety disorders	69	(13)	137	(12)
BMP2	Development of bone and cartilage	67	(34)	134	(31)
Sulperazon	Antibiotic	71	45	129	24
Diflucan	Fungal Infections	67	5	124	(4)
Caduet	Reduction of LDL cholesterol and hypertension	58	(59)	123	(57)
Neurontin	Seizures	62	(26)	120	(23)
Unasyn	Injectable antibacterial	57	(7)	111	(3)
Aromasin	Breast cancer	55	(42)	111	(47)
Arthrotec	Osteoarthritis and rheumatoid arthritis	53	(15)	109	(10)
Inspra	Hypertension	58	18	105	15
Dalacin/Cleocin	Antibiotic	53	2	102	16
Toviaz	Overactive bladder	53	15	98	11
Metaxalone/Skelaxin(c)	Muscle relaxer	61	(23)	94	7
Alliance revenues(d)	Various	862	(1)	1,698	(3)
All other(e)	Various	1,869	9	3,732	10
(a)	As compared to the three months and six months ended July 3, 2011, respectively.
(b)	Represents direct sales under license agreement with Eisai Co., Ltd.
(c)	Legacy King product. King’s operations are included in our financial statements commencing from the acquisition date of January 31, 2011.
(d)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.
(e)	Includes sales of generic atorvastatin.

Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

●
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, recorded worldwide revenues of $1.2 billion, or a decrease of 53%, in the second quarter of 2012, and $2.6 billion, or a decrease of 47%, in the first six months of 2012, compared to the same periods in 2011, due to:

o
the impact of loss of exclusivity in Canada in May 2010, Spain in July 2010, Brazil in August 2010, Mexico in December 2010, Japan in June 2011 (with generic entry occurring in November 2011) and the U.S. (with generic entry occurring in November 2011 and multi-source generic entry occurring in May 2012);

o	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

o	increased payer pressure worldwide, including the need for flexible rebate policies.

Geographically,

o
in the U.S., branded Lipitor revenues were $296 million, a decrease of 79% in the second quarter of 2012, and $679 million, a decrease of 75% in the first six months of 2012, compared to the same periods in 2011; and

o
in our international markets, branded Lipitor revenues were $924 million, a decrease of 22%, in the second quarter of 2012, and $1.9 billion, a decrease of 14%, in the first six months of 2012, compared to the same periods in 2011. Foreign exchange had an unfavorable impact on international revenues of $30 million in the second quarter and $28 million in the first six months of 2012, compared to the same periods in 2011.

See the “Our Operating Environment” section of this MD&A for a discussion concerning losses of exclusivity for Lipitor in various markets that have impacted our results in 2012.

●
Lyrica is indicated for the management of post-herpetic neuralgia, neuropathic pain associated with diabetic peripheral neuropathy, the management of fibromyalgia, neuropathic pain due to spinal cord injury, and as adjunctive therapy for adult patients with partial onset seizures in the U.S., and for neuropathic pain (peripheral and central), adjunctive treatment of epilepsy and general anxiety disorder in certain countries outside the U.S. Lyrica recorded an increase in worldwide revenues of 14% in the second quarter of 2012 and 15% in the first six months of 2012, compared to the same periods in 2011. There was strong operational performance in international markets in the second quarter of 2012, including Japan, where Lyrica was launched in 2010 as the first product approved for the peripheral neuropathic pain (NeP) indication. Internationally, Lyrica revenues increased 18% in the second quarter of 2012 and 19% in the first six months of 2012, compared to the same periods in 2011, with the growth due to a focus on enhancing the neuropathic pain diagnosis and treatment rates, the successful re-launch of the general anxiety disorder indication in the EU and physician education regarding neuropathic pain in Japan. Foreign exchange had an unfavorable impact on international revenues of $32 million in the second quarter and $37 million in the first six months of 2012, compared to the same periods in 2011. In the U.S., revenues increased 8% in both the second quarter of 2012 and in the first six months of 2012, compared to the same periods in 2011. Notwithstanding these increases, U.S. revenues continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.

●
Enbrel, for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded an increase in worldwide revenues, excluding the U.S. and Canada, of 8% in the second quarter of 2012 and 6% in the first six months of 2012, compared to the same periods in 2011, with the growth attributable to overall growth in the anti-TNF biologic market.  Enbrel revenues from the U.S. and Canada are included in Alliance revenues.

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

●
Prevnar 13/Prevenar 13 is our 13-valent pneumococcal conjugate vaccine for the prevention of various syndromes of pneumococcal disease in infants and young children and in adults 50 years of age and older. Prevnar 13/Prevenar 13 for use in infants and young children has been launched in the U.S. for the prevention of invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13 and otitis media caused by the seven serotypes in Prevnar, and in the EU and many other international markets for the prevention of invasive pneumococcal disease, otitis media and pneumococcal pneumonia caused by the vaccine serotypes. In 2011, we received approval of Prevnar 13/Prevenar 13 for use in adults 50 years of age and older in the U.S. for the prevention of pneumococcal pneumonia and invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13, and in the EU for the prevention of invasive pneumococcal disease caused by the vaccine serotypes. To date, Prevenar 13 for use in adults 50 years of age and older has been approved in over 55 countries and has been launched in the U.S., 14 developed Europe markets and 17 Emerging Market countries. Worldwide revenues for Prevnar 13/Prevenar 13 increased 12% in the second quarter of 2012 and 2% in the first six months of 2012, compared to the same periods in 2011, primarily due to increased penetration in the emerging markets. U.S revenues for Prevnar 13 were essentially flat and developed Europe Prevenar 13 revenues were slightly lower than in the second quarter of 2011, since most patients eligible to receive the pediatric catch-up dose already have been vaccinated and utilization in adults is minimal at this time.

We currently are conducting the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA) to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. CAPiTA is an efficacy trial involving subjects 65 years of age and older that is designed to evaluate whether Prevnar 13 is effective in preventing the first episode of community-acquired pneumonia caused by the serotypes contained in the vaccine. We estimate that this event-driven trial will be completed in 2013. At its regular meeting held on February 22, 2012, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. We expect that the rate of uptake for the use of Prevnar 13 in adults 50 years of age and older will be impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 in that population. At its regular meeting held on June 20, 2012, ACIP voted to recommend the use of Prevnar 13 for adults 19 years of age and older with immunocompromising conditions such as HIV infections, cancer, advanced kidney disease and other immunocompromising conditions. This recommendation is based on the disproportionate burden of invasive pneumococcal disease in this patient population.

●
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain markets in the EU, recorded increases in worldwide revenues of 6% in the second quarter of 2012 and 7% in the first six months of 2012, compared to the same periods in 2011. In the second quarter of 2012, strong operational performance in international markets was driven primarily by Japan volume growth for the lower back pain indication. In the U.S., prescription volume continues to be challenged by increased competition from generic versions of competitive medicines and managed care formulary pressures. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

●
Viagra remains the leading treatment for erectile dysfunction. Viagra worldwide revenues decreased 2% in the second quarter of 2012 compared to the same period in 2011, primarily due to branded and generic competitive pressure in developed Europe and emerging markets. Viagra worldwide revenues increased 2% in the first six months of 2012, compared to the same period in 2011, as the increase in the U.S. more than offset the decrease in international markets due to operational factors and the adverse impact of foreign exchange.

●
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets in 2007 and in Canada in 2009. Norvasc worldwide revenues decreased 7% in both the second quarter of 2012 and in the first six months of 2012, compared to the same periods in 2011.

●
Zyvox is the world’s best-selling agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues increased 6% in the second quarter of 2012 and 4% in the first six months of 2012, compared to the same periods in 2011, primarily due to growth in emerging markets.

●
Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC) and gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 8% in both the second quarter of 2012 and in the first six months of 2012, compared to the same periods in 2011, due to strong operational performance driven by increased market share in the U.S. and emerging markets, as well as approval of Sutent to treat progressive, well-differentiated pancreatic neuroendocrine tumors, a rare disease, in the U.S. in May 2011 and in the EU in December 2010. We continue to drive total revenue and prescription growth, supported by cost-effectiveness data and efficacy data in first-line mRCC––including two-year survival data, which represent the first time that overall survival of two years has been seen in the treatment of advanced kidney cancer, as well as through increasing access and healthcare coverage. As of June 30, 2012, Sutent was the most prescribed oral mRCC therapy in the U.S.

●
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It recorded an increase in worldwide revenues of 7% in the second quarter of 2012 and 9% in the first six months of 2012, compared to the same periods in 2011, primarily due to favorable wholesaler inventory levels, a U.S. price increase in January 2012 and favorable rebates, partially offset by continued decline in market share.

●
Xalabrands consists of Xalatan, a prostaglandin, which is a branded agent used to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 28% in the second quarter of 2012 and 36% in the first six months of 2012, compared to the same periods in 2011. Lower revenues were due primarily to the loss of exclusivity in the U.S. in March 2011 and in the majority of European markets in January 2012.

●
Genotropin, one of the world’s leading human growth hormones, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices and patient-support programs. Genotropin worldwide revenues decreased 8% in the second quarter of 2012 and 7% in the first six months of 2012, compared to the same periods in 2011.

●
Detrol/Detrol LA, a muscarinic receptor antagonist, is one of the most prescribed branded medicines worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues decreased 11% in the second quarter of 2012 and 12% in the first six months of 2012, compared to the same periods in 2011, primarily due to increased competition from other branded medicines and a shift in promotional focus to our Toviaz product in most major markets. Detrol immediate release (Detrol IR) will lose exclusivity in the U.S. in September 2012.

●
BeneFIX and ReFacto AF/Xyntha are hemophilia products using state-of-the-art manufacturing that assist patients with a lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded an increase in worldwide revenues of 10% in the second quarter of 2012 and 11% in the first six months of 2012, compared to the same periods in 2011, primarily due to price increases and strong demand due to adherence programs in the U.S. ReFacto AF/Xyntha recorded an increase in worldwide revenues of 12% in the second quarter of 2012 and 13% in the first six months of 2012, compared to the same periods in 2011, partly due to a favorable prior-period rebate adjustment and a price increase in the U.S.

●
Vfend is a broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues decreased 7% in the second quarter of 2012 and 8% in the first six months of 2012, compared to the same periods in 2011. International revenues decreased 8% in the second quarter of 2012, compared to the same period in 2011, due to supply constraints.  Revenues in the U.S. in the first six months of 2012, compared to the same period in 2011, declined primarily due to the loss of exclusivity of Vfend tablets and the launch of generic voriconazole (generic Vfend) in February 2011.

●
Chantix/Champix is an aid to smoking-cessation treatment in adults 18 years of age and older. Chantix/Champix worldwide revenues decreased 9% in the second quarter of 2012 and 10% in the first six months of 2012, compared to the same periods in 2011, primarily due to the impact of changes to the product’s label, negative media exposure across several key markets and macro-economic decline, which decreased patient willingness to pay out of pocket. We are continuing our educational and promotional efforts, which are focused on addressing the significant health consequences of smoking, highlighting the Chantix/Champix benefit-risk proposition, emphasizing the importance of the physician-patient dialogue in helping patients quit smoking and identifying alternative treatment-funding models.

●
Pristiq is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 7% in the second quarter of 2012 and 12% in the first six months of 2012, compared to the same periods in 2011, primarily driven by a new, more focused targeted strategy and promotional activities in the U.S., and internationally by both launches in new markets and further penetration in existing markets.

●
Revatio, for the treatment of pulmonary arterial hypertension (PAH), had an increase in worldwide revenues of 10% in both the second quarter of 2012 and in the first six months of 2012, compared to the same periods in 2011, due in part to increased PAH awareness driving earlier diagnosis in the U.S. and EU. In the U.S., Revatio tablet will lose exclusivity in September 2012, and Revatio IV injection will lose exclusivity in May 2013.

●
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic global competition. U.S. exclusivity was lost in September 2009. Zosyn/Tazocin recorded a decrease in worldwide revenues of 13% in the second quarter of 2012 and 21% in the first six months of 2012, compared to the same periods in 2011.

●
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues decreased 67% in the second quarter of 2012 and 46% in the first six months of 2012, compared to the same periods in 2011, primarily due to loss of exclusivity in the U.S. in March 2012.

●
Effexor, an antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder, recorded a decrease in worldwide revenues of 37% in both the second quarter of 2012 and in the first six months of 2012, compared to the same periods in 2011.

●
Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive, and, in certain international markets, non-invasive pneumococcal disease in infants and young children, recorded a decrease in worldwide revenues of 46% in the second quarter of 2012 and 28% in the first six months of 2012, compared to the same periods in 2011. Many markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar 13/Prevenar 13, resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

●
Caduet is a single-pill therapy combining Lipitor and Norvasc for the prevention of cardiovascular events. Caduet worldwide revenues decreased 59% in the second quarter of 2012 and 57% in the first six months of 2012, compared to the same periods in 2011, primarily due to the loss of U.S. exclusivity in November 2011.

●
Xalkori, for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive as detected by an FDA-approved test, was approved by the FDA in August 2011. Xalkori has been approved in several other markets, including South Korea, Switzerland, Mexico, Israel, Japan, Macau, Argentina and Canada, for the treatment of ALK-positive advanced NSCLC.

●
Inlyta was approved in the U.S. in January 2012, in Switzerland in April 2012 and in Australia in July 2012 for the treatment of patients with advanced renal cell carcinoma after failure of a prior systemic treatment. Inlyta was approved in Canada in July 2012 for the treatment of patients with metastatic renal cell carcinoma of clear cell history after failure of prior systemic therapy.

●
Alliance revenues worldwide decreased 1% in the second quarter of 2012 and 3% in the first six months of 2012, compared to the same periods in 2011, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010 and the entry of multi-source generic competition in the U.S. in May 2011, as well as the loss of exclusivity in many major European markets in February 2012, partially offset by the strong performance of Spiriva and Enbrel in the U.S. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013. See the “Industry-Specific Challenges” section of this MD&A for a discussion regarding the expiration of various contract rights relating to Spiriva and Aricept in 2012. ELIQUIS (apixaban) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). The two companies share with respect to the approved indication in the EU and, if and when indications for ELIQUIS are approved in various markets, will share on a global basis commercialization expenses and profit/losses equally.

See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.

Embeda—On February 23, 2011, we stopped distribution of our Embeda product due to failed specification tolerance related to naltrexone degradation identified in post-manufacturing testing. On March 10, 2011, we initiated a voluntary recall to wholesale and retail customers of all Embeda products. We have been actively pursuing several possible pathways to address the stability issues that would enable us to resume marketing this product. We met with the FDA in May 2012 to discuss our proposal for reintroduction of Embeda to the market. The required stability programs are underway, and we anticipate submission of a prior approval supplemental in the first half of 2013.

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

The following table provides information about our Research and development expenses:
	Research and Development Expenses
	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change

Primary Care Operating Segment(a)	$251	$304	(17)%	$492	$627	(22)%
Specialty Care and Oncology Operating Segment(a)	326	376	(13)	699	722	(3)
Established Products and Emerging Markets Operating Segment(a)	66	79	(16)	139	135	3
Animal Health and Consumer Healthcare Operating Segment(a)	102	106	(4)	194	207	(6)
Worldwide Research and Development/Pfizer Medical(b)	670	857	(22)	1,345	1,703	(21)
Corporate and other(c)	284	509	(44)	884	917	(4)
	$1,699	$2,231	(24)%	$3,753	$4,311	(13)%
(a)
Our operating segments, in addition to their sales and marketing responsibilities, are responsible for certain development activities. Generally, these responsibilities relate to additional indications for in-line products and IPR&D projects that have achieved proof-of-concept. R&D spending may include upfront and milestone payments for intellectual property rights.

(b)
Worldwide Research and Development is generally responsible for human health research projects until proof-of-concept is achieved, and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety-event activities. Pfizer Medical is responsible for external affairs relating to all therapeutic areas, providing Pfizer-related medical information to healthcare providers, patients and other parties, and quality assurance and regulatory compliance activities, which include conducting clinical trial audits and readiness reviews. The decreases in both the second quarter and first six months of 2012 compared to the same periods in 2011 result from cost savings associated with the R&D productivity initiative announced on February 1, 2011 (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

(c)
Corporate and other includes unallocated costs, primarily facility costs, information technology, share-based compensation, and restructuring-related costs. The decrease in the second quarter of 2012 results primarily from lower additional depreciation associated with the R&D productivity initiative announced on February 1, 2011 (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

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

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of August 9, 2012.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Lyrica	Treatment of central neuropathic pain due to spinal cord injury	June 2012
ELELYSO (taliglucerase alfa)(a)	Treatment of adults with a confirmed diagnosis of type 1 Gaucher disease	May 2012
INLYTA (Axitinib)	Treatment of advanced renal cell carcinoma after failure of one prior systemic therapy	January 2012
Prevnar 13 Adult	Prevention of pneumococcal pneumonia and invasive disease in adults 50 years of age and older	December 2011
Xalkori (Crizotinib)	Treatment of ALK-positive advanced non-small cell lung cancer	August 2011
(a)
In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics, which provides us exclusive worldwide rights, except in Israel, to develop and commercialize ELELYSO (taliglucerase alpha) for the treatment of Gaucher disease.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	INDICATION	DATE FILED*
Tafamidis meglumine(a)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Revatio	Pediatric PAH	January 2012
Bosutinib	Treatment of previously treated chronic myelogenous leukemia	January 2012
Tofacitinib(b)	Treatment of moderate-to-severe active rheumatoid arthritis	December 2011
Apixaban(c)	Prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	November 2011
Genotropin(d)	Replacement of human growth hormone deficiency (Mark VII multidose disposable device)	December 2009
Celebrex(e)	Chronic pain	October 2009
Geodon(f)	Treatment of bipolar disorder––pediatric filing	December 2008
Remoxy(g)	Management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	August 2008
Spiriva(h)	Respimat device for chronic obstructive pulmonary disease	January 2008
Viviant(i)	Osteoporosis treatment and prevention	August 2006
* The dates set forth in this column are the dates on which the FDA accepted our submissions.
(a)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA is requesting the completion of a second efficacy study to establish substantial evidence of effectiveness and also is asking for additional information on the data within the current tafamidis NDA. We plan to request a meeting as soon as possible with the FDA in order to discuss the next steps regarding the tafamidis NDA.

(b)
On May 9, 2012, the FDA’s Arthritis Advisory Committee voted 8 to 2 to recommend approval of tofacitinib for the treatment of adult patients with moderately to severely active rheumatoid arthritis. The Committee’s recommendation will be considered by the FDA in its review of the NDA for tofacitinib. On July 31, 2012, we announced that the FDA recently requested additional analysis of the existing data in the tofacitinib NDA and that we anticipate that the FDA may require additional time beyond the August 21, 2012 Prescription Drug User Fee Act (PDUFA) action date to review this information.

(c)
This indication for apixaban is being developed in collaboration with our alliance partner, BMS. In June 2012, the FDA issued a “complete response” letter for apixaban for the prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation. The “complete response” letter requests additional information on data management and verification from the ARISTOTLE trial. We and BMS are working closely with the FDA to provide the requested information. The FDA has not requested that the companies complete any new studies.

(d)
In April 2010, we received a “complete response” letter from the FDA for the Genotropin Mark VII multidose disposable device submission. In August 2010, we submitted our response to address the requests and recommendations included in the FDA letter. In April 2011, we received a second “complete response” letter from the FDA, requesting additional information. We are working to address the FDA’s requests for additional information.

(e)
In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. The supplemental NDA remains pending while we await the completion of ongoing studies to determine next steps.

(f)
In October 2009, we received a “complete response” letter from the FDA with respect to the supplemental NDA for Geodon for the treatment of acute bipolar mania in children and adolescents aged 10 to 17 years. In October 2010, we submitted our response. In April 2010, we received a “warning letter” from the FDA with respect to the clinical trial in support of this supplemental NDA. We developed corrective actions and procedures to address the issues raised in the “warning letter”. In April 2011, we received a second “complete response” letter from the FDA in which the FDA indicated that, in its view, the reliability of the data supporting the filing had not yet been demonstrated. We are continuing to discuss this matter with the FDA.

(g)
In 2005, King entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter was received from the FDA with regard to the resubmission of the NDA. We have been working to address the issues raised in the letter, which primarily relate to manufacturing. Data are now becoming available and are under analysis with regard to the formulation composition and analytical methods. Upon completion of these analyses, we will determine the timing and nature of our engagement with the FDA.

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

In January 2007, we filed a supplemental NDA with the FDA for the pediatric use of Zmax for the treatment of bacterial infections, acute otitis media (AOM) and sinusitis. In September 2007, we received an “approvable” letter from the FDA for Zmax that set forth requirements to obtain approval for the pediatric AOM indication based on pharmacokinetic data. In January 2010, we filed a supplemental NDA, which proposed the inclusion of the new indications for AOM and acute bacterial sinusitis in pediatric patients. In May 2011, we received a “complete response” letter from the FDA with respect to the supplemental NDA. At this time, we do not plan to continue to pursue these pediatric indications.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Bazedoxifene-conjugated estrogens	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012
Prevenar 13 Infant	Application filed in Japan for prevention of invasive pneumococcal disease in infants and young children	—	July 2012
Lyrica	Approval in Japan for treatment of fibromyalgia	June 2012	—
Inlyta (Axitinib)	Approval in Japan for treatment of advanced renal cell carcinoma not indicated for curative resection, metastatic renal cell carcinoma	June 2012	—
Xalkori (Crizotinib)	Approval in Japan for treatment of ALK-positive advanced non-small cell lung cancer	March 2012	—
Lyrica	Application filed in Japan for treatment of neuropathic pain (peripheral neuropathic pain, central neuropathic pain)	—	March 2012
Toviaz	Application filed in Japan for treatment of overactive bladder	—	March 2012
Tofacitinib	Application filed in Japan for treatment of rheumatoid arthritis	—	December 2011
Celecox (Celebrex)	Approval in Japan for treatment of acute pain: post-operative, post-trauma, post-tooth extraction	December 2011	—
Apixaban(a)	Application filed in Japan for prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	—	December 2011
Vyndaqel (Tafamidis meglumine)	Approval in the EU for treatment of TTR-FAP in adult patients with stage 1 symptomatic polyneuropathy	November 2011	—
Tofacitinib	Application filed in the EU for treatment of moderate-to-severe active rheumatoid arthritis	—	November 2011
Prevenar 13 Adult	Approval in the EU for prevention of invasive pneumococcal disease in adults 50 years of age and older	October 2011	—
Sutent	Application filed in Japan for treatment of pancreatic neuroendocrine tumor	—	October 2011
ELIQUIS (Apixaban)(a)	Application filed in the EU for prevention of stroke in patients with atrial fibrillation	—	October 2011
Bosutinib(b)	Application filed in the EU for treatment of chronic myelogenous leukemia	—	August 2011
Crizotinib(c)	Application filed in the EU for treatment of previously treated ALK-positive advanced non-small cell lung cancer	—	August 2011
Axitinib(d)	Application filed in the EU for treatment of advanced renal cell carcinoma after failure of prior systemic treatment	—	May 2011
Taliglucerase alfa(e)	Application filed in the EU for treatment of Gaucher disease	—	November 2010
*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.
(a)	This indication for ELIQUIS (apixaban) is being developed in collaboration with BMS.
(b)	The current application is for the treatment of newly diagnosed chronic myelogenous leukemia. We are in discussions with regulators to revise this indication.
(c)
In July 2012, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued an opinion recommending that crizotinib be granted conditional marketing authorization for the treatment of adults with previously treated ALK-positive advanced non-small cell lung cancer.

(d)
In May 2012, the CHMP issued an opinion recommending the approval of axitinib for the treatment of adult patients with advanced renal cell carcinoma after failure of prior treatment with sunitinib or a cytokine.

(e)
In June 2012, the CHMP issued an opinion recommending against the approval of taliglucercase alfa for the treatment of Gaucher disease. As part of its opinion, the CHMP gave a positive risk-benefit assessment for taliglucerase alfa, concluding that the benefits of the medicine outweigh its risks in the treatment of type 1 Gaucher disease. Despite the positive risk-benefit assessment, the CHMP did not recommend approval due to Shire’s velaglucerase alfa, which received prior marketing authorization with orphan drug designation for the same condition and, as a result, has orphan market exclusivity in the EU for ten years from the time of its authorization in August 2010. We pursued a request for derogation from Shire’s orphan market exclusivity based on a number of factors. That request, however, was denied. The CHMP’s opinion will be reviewed by the European Commission, which has the authority to approve medicines for the EU.

LATE-STAGE CLINICAL TRIALS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
ELIQUIS (Apixaban)	For the prevention and treatment of venous thromboembolism, which is being developed in collaboration with BMS
Eraxis/Vfend Combination	Aspergillosis fungal infections
INLYTA (Axitinib)
Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of renal cell carcinoma in treatment-naïve patients and (Asia only) adjuvant renal cell carcinoma

Lyrica	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent	Adjuvant renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis and ulcerative colitis
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line (supports full approval in the U.S.) non-small cell lung cancer
Xiapex	Peyronie’s disease
Zithromax/chloroquine	Malaria

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Bazedoxifene-conjugated estrogens	A tissue-selective estrogen complex for the treatment of symptoms associated with menopause and osteoporosis (U.S.)
Dacomitinib	A pan-HER tyrosine kinase inhibitor for the treatment of previously treated advanced non-small cell lung cancer
Inotuzumab ozogamicin
An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of aggressive Non-Hodgkin’s Lymphoma and acute lymphoblastic leukemia

Tanezumab(a)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)

(a)
Following requests by the FDA in 2010, we suspended and subsequently terminated worldwide the osteoarthritis, chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab. The FDA’s requests followed a small number of reports of osteoarthritis patients treated with tanezumab who experienced the worsening of osteoarthritis leading to total joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations. In December 2010, the FDA placed a clinical hold on all other anti-nerve growth factor therapies under clinical investigation in the U.S. Studies of tanezumab in cancer pain were allowed to continue. Extensive analyses were undertaken of all total joint replacements reported in studies of tanezumab. The results of these analyses and the conclusions drawn were provided to the FDA. On March 12, 2012, the FDA’s Arthritis Advisory Committee met to discuss the future development of nerve growth factor inhibitors, including tanezumab. The Committee voted that there is a role for the ongoing development of nerve growth factor inhibitors in conditions such as osteoarthritis and for the management of pain associated with conditions other than osteoarthritis for which there are no agents with demonstrated analgesic effect. The Committee’s recommendations are not binding on the FDA, which will make the final determination on the partial clinical hold. Discussions with FDA are ongoing in an effort to resume clinical development of tanezumab.

Our collaboration with Janssen Alzheimer Immunotherapy Research & Development, LLC (Janssen AI), a subsidiary of Johnson & Johnson, with regard to bapineuzumab included four Phase 3, double-blind studies of intravenous (IV) bapineuzumab in patients with mild-to-moderate Alzheimer’s disease. Janssen AI led the two, primarily North American, Phase 3 studies (studies 301 and 302). We led the two, primarily ex-North America, Phase 3 studies (studies 3000 and 3001). In July 2012, we reported that the two co-primary endpoints in study 302, change in cognitive and functional performance compared to placebo, were not met in patients with mild-to-moderate Alzheimer’s disease who carry the ApoE4 genotype. In August 2012, we reported that the two co-primary endpoints in study 301, change in cognitive and functional performance compared to placebo, were not met in patients with mild-to-moderate Alzheimer’s disease who do not carry the ApoE4 genotype. In August 2012, we announced that, based on the topline results of studies 302 and 301, we and Janssen AI decided to discontinue all bapineuzumab IV studies in patients with mild-to-moderate Alzheimer’s disease. This includes the Pfizer-led studies 3000 and 3001, as well as all follow-on extension studies of bapineuzumab IV in patients with mild-to-moderate Alzheimer’s disease.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

Costs and Expenses

Cost of Sales

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Cost of sales	$2,752	$3,571	(23)	$5,497	$7,040	(22)

Cost of sales decreased 23% in the second quarter of 2012 and 22% in the first six months of 2012, compared to the same periods in 2011, primarily due to:

●	a decline in revenues related to products that lost exclusivity in various markets causing a shift in geographic and business mix;

●	lower purchase accounting charges, primarily reflecting the fair value adjustments to acquired inventory from Wyeth that was subsequently sold;

●	lower costs related to our cost-reduction and productivity initiatives, as well as the higher benefits generated from the ongoing productivity initiatives to streamline the manufacturing network; and

●	the favorable impact of foreign exchange of 8% for the second quarter of 2012 and 6% for the first six months of 2012.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Selling, informational and administrative expenses	$3,977	$4,800	(17)	$7,954	$9,178	(13)

SI&A expenses decreased 17% in the second quarter of 2012 and 13% in the first six months of 2012, compared to the same periods in 2011, primarily due to:

●	savings generated from a reduction in the field force and a decrease in promotional spending, both partially in response to product losses of exclusivity;

●	more streamlined corporate support functions; and

●	the favorable impact of foreign exchange of 2% for the second quarter of 2012 and 1% for the first six months of 2012.

Research and Development (R&D) Expenses

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Research and development expenses	$1,699	$2,231	(24)	$3,753	$4,311	(13)

R&D expenses decreased 24% in the second quarter of 2012, compared to the same period in 2011, primarily due to:

●	savings generated by the discontinuation of certain therapeutic areas and R&D programs in connection with our previously announced cost-reduction and productivity initiatives; and

●	lower charges related to those initiatives.

R&D expenses decreased 13% in the first six months of 2012, compared to the same period in 2011, primarily due to:

●	savings generated by the discontinuation of certain therapeutic areas and R&D programs in connection with our previously announced cost-reduction and productivity initiatives;

partially offset by:

●	higher charges related to those initiatives.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives	$308	$848	(64)	$1,308	$1,990	(34)

We incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction and productivity initiatives. For example:

●
In connection with our cost-reduction and productivity initiatives, significant programs of which began in 2005, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

●
In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company).

All of our businesses and functions may be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as groups such as information technology, shared services and corporate operations. Since the acquisition of Wyeth on October 15, 2009, our cost-reduction initiatives announced on January 26, 2009, but not completed as of December 31, 2009, were incorporated into a comprehensive plan to integrate Wyeth’s operations to generate cost savings and to capture synergies across the combined company. In addition, on February 1, 2011, we announced a new research and productivity initiative to accelerate our strategies to improve innovation and productivity in R&D by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time.

Cost-Reduction Goals

With respect to the January 26, 2009 announcements, and our acquisition of Wyeth on October 15, 2009, in the aggregate, we achieved our cost-reduction goal by the end of 2011, a year earlier than expected, and are continuing to generate cost reductions.

With respect to the new R&D productivity initiative announced on February 1, 2011, we set a goal to achieve significant reductions in our annual research and development expenses by the end of 2012. Adjusted R&D expenses were $8.4 billion in 2011, and were $1.7 billion in the second quarter of 2012 and $3.4 billion in the first six months of 2012. We expect adjusted R&D expenses to be approximately $6.5 billion to $7.0 billion in 2012. (For an understanding of adjusted research and development expenses, see the “Adjusted Income” section of this MD&A.) We are on track to meet this 2012 goal.

In addition to these major initiatives, we continuously monitor our organizations for cost reduction and/or productivity opportunities.

Expected Total Costs

We have incurred and will continue to incur costs in connection with these announced actions. We estimate that the total costs of both of the aforementioned initiatives could range up to $16.4 billion through 2012, of which we have incurred approximately $13.9 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through July 1, 2012.

Key Activities

The targeted cost reductions have been and are being achieved through the following actions:

●
The closing of duplicative facilities and other site rationalization actions Company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities. Among the more significant actions are the following:

●
Manufacturing: After the acquisition of Wyeth, our manufacturing sites totaled 81. Other acquisitions have added 21 manufacturing sites and we have subsequently exited nine. Our plant network strategy will result in the exit of a further 10 sites over the next several years.

•
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

●
Workforce reductions across all areas of our business and other organizational changes, primarily in the U.S. field manufacturing, R&D and corporate functions. We identified areas for a reduction in workforce across all of our businesses. After the closing of the Wyeth acquisition, the combined workforce was approximately 120,700. As of July 1, 2012, after giving effect to the impact of acquisitions subsequent to the Wyeth acquisition, the workforce totaled approximately 101,000, a decrease of 2,700, primarily in the U.S. field force, manufacturing, R&D and corporate operations, from 103,700 as of December 31, 2011. We have exceeded our original target for reducing the combined Pfizer/Wyeth workforce.

●	The increased use of shared services.

●	Procurement savings.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Transaction costs(a)	$1	$13	$1	$23
Integration costs(b)	108	199	208	378
Restructuring charges(c):
Employee termination costs	44	189	311	853
Asset impairments	29	33	247	58
Exit costs	8	44	20	56
Restructuring charges and certain acquisition-related costs	190	478	787	1,368
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	57	171	136	343
Selling, informational and administrative expenses	5	22	6	29
Research and development expenses	––	167	259	230
Total additional depreciation––asset restructuring	62	360	401	602
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	4	––	4	––
Selling, informational and administrative expenses	15	––	31	––
Research and development expenses	37	10	85	20
Total implementation costs	56	10	120	20
Total costs associated with acquisitions and cost- reduction/productivity initiatives	$308	$848	$1,308	$1,990
(a)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.
(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through July 1, 2012, Employee termination costs represent the expected reduction of the workforce by approximately 60,000 employees, mainly in manufacturing and sales and research, of which approximately 47,900 employees have been terminated as of July 1, 2012. For the six months ended July 1, 2012, the increase represents additional accruals with respect to reserves for approximately 2,600 employees.

The restructuring charges in 2012 are associated with the following:

●
For the three months ended July 1, 2012, Primary Care operating segment ($35 million income), Specialty Care and Oncology operating segment ($16 million), Established Products and Emerging Markets operating segment ($1 million), Animal Health and Consumer Healthcare operating segment ($13 million), research and development operations ($13 million), manufacturing operations ($14 million) and Corporate ($59 million).

●
For the six months ended July 1, 2012, Primary Care operating segment ($32 million income), Specialty Care and Oncology operating segment ($19 million), Established Products and Emerging Markets operating segment ($4 million), Animal Health and Consumer Healthcare operating segment ($18 million), research and development operations ($25 million), manufacturing operations ($166 million) and Corporate ($378 million).

The restructuring charges in 2011 are associated with the following:

●
For the three months ended July 3, 2011, Primary Care operating segment ($87 million), Specialty Care and Oncology operating segment ($7 million), Established Products and Emerging Markets operating segment ($12 million), Animal Health and Consumer Healthcare operating segment ($4 million), research and development operations ($51 million), manufacturing operations ($81 million) and Corporate ($24 million).

●
For the six months ended July 3, 2011, Primary Care operating segment ($133 million), Specialty Care and Oncology operating segment ($42 million), Established Products and Emerging Markets operating segment ($15 million), Animal Health and Consumer Healthcare operating segment ($14 million), research and development operations ($473 million), manufacturing operations ($155 million) and Corporate ($135 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.
(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(millions of dollars)	Employee Termination Costs(a)	Asset Impairment Charges	Exit Costs	Accrual

Balance, December 31, 2011	$2,425	$––	$92	$2,517
Provision	311	247	20	578
Utilization and other(b)	(784)	(247)	(20)	(1,051)
Balance, July 1, 2012(c)	$1,952	$––	$92	$2,044
(a)	For the six months ended July 1, 2012 Provision includes additional accruals with respect to reserves for approximately 2,600 employees.
(b)	Includes adjustments for foreign currency translation.
(c)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($853 million).

Other (Income)/Deductions––Net

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Other deductions—net	$664	$423	57	$2,321	$1,255	85

Other deductions––net changed unfavorably by $241 million in the second quarter of 2012, compared to the same period in 2011, primarily due to:

●
charges for litigation-related matters that were $488 million higher in the second quarter of 2012 than in the same period in 2011, primarily due to higher charges for hormone-replacement therapy litigation; and

●	lower royalty-related income of $16 million;

partially offset by:

●	certain asset impairment charges that were approximately $243 million lower in the second quarter of 2012 than in the same period in 2011, (see below).

Other deductions––net changed unfavorably by $1,066 million in the first six months of 2012, compared to the same period in 2011, primarily due to:

●
charges for litigation-related matters that were $800 million higher in the first six months of 2012 than in the same period in 2011, primarily due to $450 million in settlement of a lawsuit by Brigham Young University related to Celebrex and higher charges for hormone-replacement therapy litigation;

●	certain asset impairment charges that were approximately $30 million higher in the first six months of 2012 than in the same period in 2011, (see below); and

●	lower royalty-related income of $90 million;

partially offset by:

●	lower net interest expense of $38 million.

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

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––Net.

Provision for Taxes on Income

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Provision for taxes on income	$1,290	$1,077	20	$2,001	$1,951	3
Effective tax rate on continuing operations	28.8%	29.9%		28.9%	29.5%

Our effective tax rate on continuing operations was 28.8% for the second quarter of 2012, compared to 29.9% for the second quarter of 2011, and was 28.9% for the first six months of 2012, compared to 29.5% for the first six months of 2011. The decreases in the tax rates for the second quarter and first six months of 2012 were primarily due to a favorable change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the unfavorable impact of the expiration of the U.S. research and development tax credit.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions and Divestitures: Divestitures.

The following table provides the components of Discontinued operations—net of tax:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues(a)	$581	$714	$1,101	$1,369
Income from discontinued operations before provision for taxes on income	$119	$128	$237	$263
Provision for taxes on income(b)	(53)	(31)	(92)	(68)
Discontinued operations––net of tax(a)	$66	$97	$145	$195
(a)	Includes the Nutrition business for all periods presented and the Capsugel business for 2011 only.
(b)
Includes deferred tax expense (includes deferred taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries permanent in duration) of $22 million and a deferred tax benefit of $4 million for the three months ended July 1, 2012 and July 3, 2011, respectively, and a deferred tax expense of $14 million and a deferred tax benefit of $7 million for the six months ended July 1, 2012 and July 3, 2011, respectively.

Adjusted Income

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals, consumer healthcare (over-the-counter) products and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income.

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

Purchase Accounting Adjustments

Adjusted income is calculated prior to considering certain significant purchase accounting impacts resulting from business combinations and net asset acquisitions. These impacts, primarily associated with Pharmacia (acquired in 2003), Wyeth (acquired in 2009) and King (acquired in 2011), can include the incremental charge to cost of sales from the sale of acquired inventory that was written up to fair value, amortization related to the increase in fair value of the acquired finite-lived intangible assets, depreciation related to the increase/decrease in fair value of the acquired fixed assets, amortization related to the increase in fair value of acquired debt, and the fair value changes associated with contingent consideration. Therefore, the Adjusted income measure includes the revenues earned upon the sale of the acquired products without considering the acquisition cost of those products.

Certain of the purchase accounting adjustments can occur through 20 or more years, but this presentation provides an alternative view of our performance that is used by management to internally assess business performance. We believe the elimination of amortization attributable to acquired intangible assets provides management and investors an alternative view of our business results by trying to provide a degree of parity to internally developed intangible assets for which research and development costs previously have been expensed.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the sale of such operations such as the sale of our Capsugel business, which we sold in August 2011, and the pending sale of our Nutrition business. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them. (Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation of the restated periods but are presented here on a restated basis for consistency across all periods.)

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

Reconciliation

The following table provides a reconciliation of Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Non-GAAP Adjusted income:

	Three Months Ended			Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change

GAAP Reported net income attributable to Pfizer Inc.	$3,253	$2,610	25	$5,047	$4,832	4
Purchase accounting adjustments––net of tax	850	1,264	(33)	1,912	2,600	(26)
Acquisition-related costs––net of tax	183	445	(59)	299	896	(67)
Discontinued operations––net of tax	(66)	(97)	32	(145)	(195)	26
Certain significant items––net of tax	451	428	5	1,902	1,226	55
Non-GAAP Adjusted income(a)	$4,671	$4,650	––	$9,015	$9,359	(4)
(a)
The effective tax rate on Non-GAAP Adjusted income was 28.9% in the second quarter of 2012, compared with 29.1% in the second quarter of 2011. For the first six months of 2012, the effective tax rate on Non-GAAP Adjusted income was 29.0%, compared with 28.6% in the same period last year. The effective tax rates in both periods in 2012 compared to the same periods in 2011 were favorably impacted by the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business and unfavorably impacted by the expiration of the U.S. research and development tax credit.

Certain amounts and percentages may reflect rounding adjustments.

The following table provides the a reconciliation of Reported diluted EPS, as reported under U.S. GAAP, and Non-GAAP Adjusted diluted EPS:
	Three Months Ended			Six Months Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change

Earnings per common share––diluted(a)
GAAP Reported income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.32	31	$0.65	$0.58	12
Income from discontinued operations––net of tax	0.01	0.01	––	0.02	0.02	––
GAAP Reported net income attributable to Pfizer Inc. common shareholders	0.43	0.33	30	0.67	0.61	10
Purchase accounting adjustments––net of tax	0.11	0.16	(31)	0.25	0.33	(24)
Acquisition-related costs––net of tax	0.02	0.06	(67)	0.04	0.11	(64)
Discontinued operations––net of tax	(0.01)	(0.01)	––	(0.02)	(0.02)	––
Certain significant items––net of tax	0.06	0.05	20	0.25	0.15	67
Non-GAAP Adjusted income attributable to Pfizer Inc. common shareholders	$0.62	$0.59	5	$1.19	$1.17	2
(a)	EPS amounts may not add due to rounding.
Certain amounts and percentages may reflect rounding adjustments.

The following table provides the items excluded from our Non-GAAP Adjusted income measure:
	Three Months Ended		Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,161	$1,362	$2,599	$2,705
Cost of sales, primarily related to fair value adjustments of acquired inventory	3	365	11	795
Total purchase accounting adjustments-pre-tax	1,164	1,727	2,610	3,500
Income taxes	(314)	(463)	(698)	(900)
Total purchase accounting adjustments––net of tax	850	1,264	1,912	2,600
Acquisition-related costs
Transaction costs(b)	1	13	1	23
Integration costs(b)	108	199	208	378
Restructuring charges(b)	67	194	65	393
Additional depreciation––asset restructuring(c)	61	186	146	368
Total acquisition-related costs-pre-tax	237	592	420	1,162
Income taxes	(54)	(147)	(121)	(266)
Total acquisition-related costs––net of tax	183	445	299	896
Discontinued operations
Total discontinued operations––net of tax	(66)	(97)	(145)	(195)
Certain significant items
Restructuring charges(d)	14	72	513	574
Implementation costs and additional depreciation––asset restructuring(e)	57	184	375	254
Certain legal matters(f)	483	53	1,258	525
Certain asset impairment charges(g)	77	332	489	489
Other(h)	65	16	128	24
Total certain significant items-pre-tax	696	657	2,763	1,866
Income taxes	(245)	(229)	(861)	(640)
Total certain significant items––net of tax	451	428	1,902	1,226
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$1,418	$2,040	$3,968	$4,527
(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(c)	Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions.

For the second quarter of 2012, included in Cost of sales ($57 million), and Selling, informational and administrative expenses ($4 million). For the second quarter of 2011, included in Cost of sales ($170 million) and Selling, informational and administrative expenses ($16 million).

For the first six months of 2012, included in Cost of sales ($136 million), Selling, informational and administrative expenses ($5 million) and in Research and development expenses ($5 million). For the first six months of 2011, included in Cost of sales ($342 million), Selling, informational and administrative expenses ($23 million), and Research and development expenses ($3 million).

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

For the second quarter of 2012, included in Cost of sales ($4 million), Selling, informational and administrative expenses ($16 million) and Research and development expenses ($37 million). For the second quarter of 2011, included in Selling, informational and administrative expenses ($6 million) and Research and development expenses ($178 million).

For the first six months of 2012, included in Cost of sales ($4 million), Selling, informational and administrative expenses ($32 million) and Research and development expenses ($339 million). For the first six months of 2011, included in Selling, informational and administrative expenses ($6 million) and Research and development expenses ($248 million).

(f)
Included in Other deductions––net (see Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions––Net). In the second quarter and first six months of 2012, primarily includes charges for hormone-replacement therapy litigation. The first six months of 2012 also includes $450 million in settlement of a lawsuit by Brigham Young University related to Celebrex. In 2011, primarily includes charges for hormone-replacement therapy litigation.

(g)	Primarily included in Other deductions––net (see Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions––Net).

(h)
For the second quarter of 2012, included in Selling, informational and administrative expenses ($23 million) and Other deductions––net ($42 million). For the second quarter of 2011, included in Revenues ($1 million expense), Cost of sales ($1 million income) and Other deductions––net ($16 million).

For the first six months of 2012, included in Selling, informational and administrative expenses ($29 million) and Other deductions––net ($99 million). For the first six months of 2011, included in Cost of sales ($4 million income) and Other deductions––net ($28 million).

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the second quarter and first six months of 2012 reflect the following:

For Foreign currency translation adjustments, for the second quarter of 2012, the change  reflects the weakening of several foreign currencies against the U.S. dollar, primarily the euro and the Australian dollar, and the Brazilian real, offset by the strengthening of the Japanese yen against the U.S. dollar; for the first six months of 2012, the change reflects the weakening of several foreign currencies against the U.S. dollar, primarily the euro, the Japanese yen, the U.K. pound, and the Brazilian real.

For Benefit plans: actuarial gains/(losses), reflects the impact of remeasurements on the U.S., Puerto Rico and U.K. plans. See also Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Other Benefit Plans.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS

Many changes in our asset and liability accounts as of July 1, 2012, compared to December 31, 2011, reflect, among other things, increases associated with our acquisitions of Alacer Corp. and Ferrosan Holding A/S (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions).

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

For Accounts Receivable, net, see “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

For Inventories, the change also reflects an increase primarily related to the build of inventory in anticipation of plant rationalizations.

For Identifiable intangible assets, less accumulated amortization, the change also includes the impact of impairments of certain assets (see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net).

For Accounts Payable, the change also reflects lower spending as a result of our cost-reduction and productivity initiatives and the impact of lower revenues on expense levels.

For Pension benefit obligations and Postretirement benefit obligations, the change also reflects the impact of $552 million of company contributions and the impact of a decision to freeze the U.S. defined benefit plans as of January 1, 2018 see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans).

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(millions of dollars)	July 1, 2012	July 3, 2011	% Change

Cash provided by/(used in):
Operating activities	$6,795	$10,540	(36)
Investing activities	(436)	1,086	(140)
Financing activities	(6,475)	(10,322)	(37)
Effect of exchange-rate changes on cash and cash equivalents	(35)	57	(161)
Net increase/(decrease) in cash and cash equivalents	$(151)	$1,361	(111)

Operating Activities

Our net cash provided by operating activities was $6.8 billion in the first six months of 2012, compared to $10.5 billion in the same period of 2011. The decrease in net cash provided by operating activities was primarily attributable to:

●
the loss of exclusivity of Lipitor, as well as certain other products resulting in lower revenues and associated expenses (see also the “Industry-Specific Challenges” section of this MD&A), partially offset by spending reductions resulting from our company-wide cost-reduction initiatives;

●	an increase in payments for taxes;

●	payments made in connection with certain legal matters;

●	the build of inventory in anticipation of plant rationalizations; and

●	the timing of receipts and payments in the ordinary course of business.

The first six months of 2012 were also impacted by the loss of exclusivity of Lipitor in most major markets, including in the United States. See also the “Industry-Specific Challenges” section of this MD&A.

In the first six months of 2012, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects changes in the ordinary course of business for accounts receivable, accounts payable, accrued compensation and other current and non-current liabilities. For additional information about accounts receivable, see also “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

Investing Activities

Our net cash used in investing activities was $436 million in the first six months of 2012, compared to net cash provided by investing activities of $1.1 billion in the same period in 2011. The decrease in net cash provided by investing activities was primarily attributable to:

●
net proceeds from redemption and sales of investments of $950 million in the first six months of 2012, which were primarily used to finance our acquisitions, compared to net proceeds from redemptions and sales of investments of $4.8 billion in the first six months of 2011, which were primarily used to finance our acquisition of King, largely offset by:

●
cash paid of $782 million, net of cash acquired, for our acquisitions of Alacer Corp. and Ferrosan in the first six months of 2012 (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions), compared to $3.2 billion cash paid, net of cash acquired, for the acquisition of King in the first six months of 2011.

Financing Activities

Our net cash used in financing activities was $6.5 billion in the first six months of 2012, compared to $10.3 billion in the same period in 2011. The decrease in net cash used in financing activities was primarily attributable to:

●	net repayments of borrowings of $391 million in the first six months of 2012, compared to net repayments of borrowings of $3.5 billion in the first six months of 2011; and

●	lower purchases of common stock;

slightly offset by:

●	higher cash dividends paid.

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we further believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(millions of dollars, except ratios and per common share data)	July 1, 2012	Dec. 31, 2011
Selected financial assets:
Cash and cash equivalents(a)	$3,031	$3,182
Short-term investments(a)	21,275	23,270
Long-term investments	10,548	9,814
	34,854	36,266
Debt:
Short-term borrowings, including current portion of long-term debt	7,703	4,016
Long-term debt	30,868	34,926
	38,571	38,942
Net financial liabilities(b)	$(3,717)	$(2,676)

Working capital(c)	$27,967	$31,908
Ratio of current assets to current liabilities	1.91:1	2.10:1
Shareholders’ equity per common share(d)	$10.65	$10.85
(a)	See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of assets held and for a description of credit risk related to our financial instruments held.
(b)
Net financial liabilities increased during the first six months of 2012 as operating cash flow generation was offset by share repurchases, dividends, capital expenditures, and business development activities. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	Working capital includes assets held for sale of $5.3 billion as of July 1, 2012 and $5.3 billion as of December 31, 2011.
(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

We funded our acquisition of Ferrosan’s consumer healthcare business, which closed on December 1, 2011 (which fell in the first fiscal quarter of 2012 for our international operations), and our acquisition of Alacer, which closed on February 26, 2012, with available cash and the proceeds from short-term investments. For additional information on our acquisitions of Ferrosan and Alacer, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions.

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

Assuming the receipt of the required regulatory clearances, the satisfaction of other closing conditions and the completion of the sale of our Nutrition business to Nestlé, a substantial portion of the sale proceeds will be located outside the U.S. We are evaluating and will continue to evaluate potential domestic and international uses of those proceeds in the context of our overall capital requirements and capital-allocation strategies. (For additional information regarding our agreement to sell the Nutrition business to Nestlé, see the "Our Business Development Initiatives" section of this MD&A.)

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale and the year over year trend is worsening.

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

As of July 1, 2012, we had about $1.7 billion in aggregate gross accounts receivable from governments and/or government agencies in Spain, Italy, Greece, Portugal and Ireland, where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $619 million, were as follows: $355 million in Spain; $153 million in Italy; $79 million in Greece; $29 million in Portugal; and $3 million in Ireland.

Although certain European governments and government agencies sometimes delay payments beyond the contractual terms of sale, we seek to appropriately balance repayment risk with the desire to maintain good relationships with our customers and to ensure a humanitarian approach to local patient needs.

We will continue to closely monitor repayment risk and, when necessary, we will continue to adjust our allowance for doubtful accounts.

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

The following table provides the current ratings assigned by these rating agencies to our commercial paper and senior unsecured non-credit-enhanced long-term debt:
NAME OF RATING AGENCY	Commercial Paper	Long-term Debt		Date of Last Action
		Rating	Outlook
Moody’s	P-1	A1	Stable	October 2009
S&P	A1+	AA	Stable	October 2009

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of July 1, 2012, we had access to $9.1 billion of lines of credit, of which $2.0 billion expire within one year. Of these lines of credit, $8.3 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2016, may be used to support our commercial paper borrowings.

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

Share Purchase Plans

On December 12, 2011, we announced that the Board of Directors authorized a new $10 billion share-purchase plan. In the first six months of 2012, we purchased approximately 137 million shares of our common stock for approximately $3.0 billion. We purchased approximately 183 million shares of our common stock for approximately $3.7 billion in the first six months of 2011.

After giving effect to share purchases through July 1, 2012, our remaining share-purchase authorization is approximately $7.0 billion as of July 1, 2012. During 2012, we anticipate purchasing approximately $5 billion of our common stock, with the remaining authorized amount available in 2013 and beyond.

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of July 1, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In June 2012, our Board of Directors declared a dividend of $0.22 per share, payable September 5, 2012, to shareholders of record at the close of business on August 3, 2012.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of July 1, 2012

None

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written or oral statements that we make from time to time contain such forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” “aim” and other words and terms of similar meaning or by using future dates in connection with any discussion of future operating and financial performance, business plans and prospects, in-line products and product candidates, strategic review, capital allocation, business-development plans, and share-repurchase and dividend-rate plans. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, share-repurchase and dividend-rate plans, government regulation and financial results, including, in particular, the financial guidance and anticipated costs and cost savings set forth in the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” and “Our Financial Guidance for 2012” sections of this MD&A. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

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

●
the impact of U.S. healthcare legislation enacted in 2010—the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act––and of any modification or repeal of any of the provisions thereof;

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

●	any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

●	growth in costs and expenses;

●	changes in our product, segment and geographic mix;

●	our ability and the ability of Nestlé to satisfy the conditions to closing the sale of our Nutrition business to Nestlé;

●
the possibility that we will not file a registration statement with the Securities and Exchange Commission at all or within the anticipated time period for a potential initial public offering (IPO) of a minority ownership stake in our Animal Health business; the possibility that the IPO will not be consummated at all or within the anticipated time period, including as the result of regulatory, market or other factors; and, if the IPO is consummated, the impact of the strategic alternative that we decide to pursue with regard to our remaining ownership stake in the Animal Health business; and

●
the impact of acquisitions, divestitures, restructurings, product recalls and withdrawals and other unusual items, including (i) our ability to realize the projected benefits of our acquisition of King Pharmaceuticals, Inc., and (ii) our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2011 Annual Report on Form 10-K are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2011 Annual Report on Form 10-K, except as follows:

●
On April 23, 2012, we entered into an agreement to sell our Nutrition business to Nestlé. The transaction is subject to our ability and Nestlé’s ability to obtain the regulatory clearances required in certain jurisdictions and to satisfy the other conditions to closing the sale. (For further information, see the “Our Operating Environment––Our Business Development Initiatives” section of the MD&A.)

●
We anticipate filing a registration statement with the U.S. Securities and Exchange Commission by mid-August for a potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business. The transaction is subject to the possibility that we will not file such a registration statement at all or within the anticipated time period and the possibility that the IPO will not be consummated at all or within the anticipated time period, including as the result of regulatory, market or other factors. (For further information, see the “Our Operating Environment––Our Business Development Initiatives” section of the MD&A.)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the second fiscal quarter of 2012:

Issuer’s Purchases of Equity Securities(a)
Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
April 2, 2012, through April 29, 2012	26,304,273	$22.33	26,264,046	$7,788,456,219
April 30, 2012, through May 27, 2012	33,343,045	$22.64	33,271,894	$7,035,125,784
May 28, 2012, through July 1, 2012	176,527	$21.96	––	$7,035,125,784
Total	59,823,845	$22.50	59,535,940
(a)
On December 12, 2011, Pfizer announced that the Board of Directors had authorized a new $10 billion share-purchase plan (the December 2011 Stock Purchase Plan). Pfizer currently expects to repurchase approximately $5 billion of its common stock in 2012, with the remaining authorized amount available in 2013 and beyond.

(b)
In addition to amounts purchased under the December 2011 Stock Purchase Plan, these columns reflect the following transactions during the second fiscal quarter of 2012: (i) the surrender to Pfizer of 246,745 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 36,642 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 4,518 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

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

Pfizer Inc.
(Registrant)

Dated: August 9, 2012	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)