Form 10-Q
period 2012-09-30
PFIZER INC
filed 2012-11-09
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 5, 2012, 7,362,573,528 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarterly Period Ended
September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues	$13,976	$16,609	$43,918	$49,118
Costs and expenses:
Cost of sales(a)	2,665	3,409	8,162	10,449
Selling, informational and administrative expenses(a)	3,847	4,457	11,801	13,635
Research and development expenses(a)	1,981	2,176	5,734	6,487
Amortization of intangible assets	1,228	1,389	3,939	4,138
Restructuring charges and certain acquisition-related costs	302	1,090	1,089	2,458
Other deductions––net	962	547	3,283	1,802
Income from continuing operations before provision for taxes on income	2,991	3,541	9,910	10,149
Provision/(benefit) for taxes on income	(119)	1,216	1,882	3,167
Income from continuing operations	3,110	2,325	8,028	6,982
Discontinued operations:
Income from discontinued operations––net of tax	104	96	249	303
Gain on sale of discontinued operations––net of tax	—	1,328	—	1,316
Discontinued operations––net of tax	104	1,424	249	1,619
Net income before allocation to noncontrolling interests	3,214	3,749	8,277	8,601
Less: Net income attributable to noncontrolling interests	6	11	22	31
Net income attributable to Pfizer Inc.	$3,208	$3,738	$8,255	$8,570
Earnings per common share––basic:(b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.30	$1.07	$0.88
Discontinued operations––net of tax	0.01	0.18	0.03	0.21
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.48	$1.10	$1.09
Earnings per common share––diluted:(b)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.41	$0.30	$1.06	$0.88
Discontinued operations––net of tax	0.01	0.18	0.03	0.20
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.48	$1.09	$1.08
Weighted-average shares––Basic	7,436	7,770	7,483	7,877
Weighted-average shares––Diluted	7,508	7,810	7,550	7,925
Cash dividends paid per common share	$0.22	$0.20	$0.66	$0.60

(a)	Exclusive of amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

(b)	EPS amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net income before allocation to noncontrolling interests	$3,214	$3,749	$8,277	$8,601
Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	$153	$—	$(1,565)	$2,546
Reclassification adjustments(a)	—	(130)	—	(137)
	153	(130)	(1,565)	2,409
Unrealized holding gains/(losses) on derivative financial instruments	446	(1,051)	217	(516)
Reclassification adjustments for realized (gains)/losses(a)	(221)	653	(95)	(81)
	225	(398)	122	(597)
Unrealized holding gains/(losses) on available-for-sale securities	35	(74)	127	(94)
Reclassification adjustments for realized (gains)/losses(a)	(9)	23	24	32
	26	(51)	151	(62)
Benefit plans: Actuarial gains/(losses)	(88)	1	(592)	4
Reclassification adjustments related to amortization(b)	121	68	351	208
Reclassification adjustments related to curtailments and settlements, net(b)	48	85	160	258
Other	(36)	(20)	18	(164)
	45	134	(63)	306
Benefit plans: Prior service credits/(costs) and other	(3)	—	23	1
Reclassification adjustments related to amortization(b)	(19)	(17)	(53)	(52)
Reclassification adjustments related to curtailments and settlements, net(b)	(4)	(16)	(86)	(49)
Other	4	—	—	(4)
	(22)	(33)	(116)	(104)
Other comprehensive income/(loss), before tax	427	(478)	(1,471)	1,952
Tax provision/(benefit) on other comprehensive income/(loss)(c)	73	(216)	72	(276)
Other comprehensive income/(loss) before allocation to noncontrolling interests	$354	$(262)	$(1,543)	$2,228

Comprehensive Income
Comprehensive income before allocation to noncontrolling interests	$3,568	$3,487	$6,734	$10,829
Less: Comprehensive income attributable to noncontrolling interests	5	7	3	35
Comprehensive income attributable to Pfizer Inc.	$3,563	$3,480	$6,731	$10,794

(a)	Reclassified into Other deductions—net in the condensed consolidated statements of income.

(b)
Generally reclassified into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate in the condensed consolidated statements of income.

(c)	See Note 5B. Tax Matters: Taxes on Items of Other Comprehensive Income/(Loss).

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$4,506	$3,182
Short-term investments	18,462	23,270
Accounts receivable, less allowance for doubtful accounts	12,523	13,058
Inventories	7,516	6,610
Taxes and other current assets	8,849	9,380
Assets of discontinued operations and other assets held for sale	5,271	5,317
Total current assets	57,127	60,817
Long-term investments	13,429	9,814
Property, plant and equipment, less accumulated depreciation	14,606	15,921
Goodwill	44,370	44,569
Identifiable intangible assets, less accumulated amortization	47,209	51,184
Taxes and other noncurrent assets	5,862	5,697
Total assets	$182,603	$188,002

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$7,774	$4,016
Accounts payable	2,967	3,678
Dividends payable	1	1,796
Income taxes payable	1,788	1,009
Accrued compensation and related items	1,736	2,120
Other current liabilities	13,455	15,066
Liabilities of discontinued operations	1,410	1,224
Total current liabilities	29,131	28,909

Long-term debt	31,083	34,926
Pension benefit obligations	6,560	6,341
Postretirement benefit obligations	3,309	3,344
Noncurrent deferred tax liabilities	19,133	18,861
Other taxes payable	6,011	6,886
Other noncurrent liabilities	5,261	6,114
Total liabilities	100,488	105,381

Commitments and Contingencies

Preferred stock	41	45
Common stock	447	445
Additional paid-in capital	72,317	71,423
Employee benefit trusts	(2)	(3)
Treasury stock	(36,703)	(31,801)
Retained earnings	51,256	46,210
Accumulated other comprehensive loss	(5,653)	(4,129)
Total Pfizer Inc. shareholders’ equity	81,703	82,190
Equity attributable to noncontrolling interests	412	431
Total equity	82,115	82,621
Total liabilities and equity	$182,603	$188,002
 See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011
Operating Activities
Net income before allocation to noncontrolling interests	$8,277	$8,601
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	5,716	6,568
Share-based compensation expense	362	347
Asset write-offs and impairment charges	865	773
Gain on sale of discontinued operations	—	(1,683)
Deferred taxes from continuing operations	97	693
Other deferred taxes	23	145
Benefit plan contributions (in excess of)/less than expense	86	(270)
Other non-cash adjustments, net	(118)	(93)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,510)	(102)
Net cash provided by operating activities	11,798	14,979

Investing Activities
Purchases of property, plant and equipment	(833)	(1,062)
Purchases of short-term investments	(14,587)	(13,457)
Proceeds from redemptions and sales of short-term investments	19,377	7,221
Net proceeds from redemptions and sales of short-term investments with original maturities of 90 days or less	1,483	10,648
Purchases of long-term investments	(8,694)	(3,646)
Proceeds from redemptions and sales of long-term investments	3,357	2,001
Acquisitions, net of cash acquired	(782)	(3,188)
Proceeds from sale of business	—	2,376
Other investing activities	(4)	408
Net cash provided by/(used in) investing activities	(683)	1,301

Financing Activities
Proceeds from short-term borrowings	5,700	9,613
Principal payments on short-term borrowings	(3)	(3,826)
Net payments on short-term borrowings with original maturities of 90 days or less	(6,055)	(6,243)
Principal payments on long-term debt	(14)	(3,486)
Purchases of common stock	(4,834)	(5,789)
Cash dividends paid	(4,915)	(4,710)
Other financing activities	355	84
Net cash used in financing activities	(9,766)	(14,357)
Effect of exchange-rate changes on cash and cash equivalents	(25)	48
Net increase in cash and cash equivalents	1,324	1,971
Cash and cash equivalents, beginning	3,182	1,735

Cash and cash equivalents, end	$4,506	$3,706

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$1,895	$1,539
Interest	1,675	1,872
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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three and nine months ended August 26, 2012, and August 28, 2011. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, primarily related to certain inventories (see Note 8. Inventories) and the reclassification of certain investments (see Note 7. Financial Instruments).

On August 13, 2012, we filed a registration statement with the SEC for the potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business, Zoetis Inc. (Zoetis).

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

On August 1, 2011, we completed the sale of our Capsugel business. The operating results and the gain on the sale of this business are reported as Discontinued operations––net of tax in the condensed consolidated statements of income for the three and nine months ended October 2, 2011 (see Note 2B. Acquisitions and Divestitures: Divestitures).

On January 31, 2011, we acquired King Pharmaceuticals, Inc. (King) and in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the nine months ended October 2, 2011 reflect approximately eight months of King’s U.S. operations and approximately seven months of King’s international operations (for additional information, see Note 2A. Acquisitions and Divestitures: Acquisitions).

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

B. Adoption of New Accounting Standards

The provisions of the following new accounting and disclosure standards were adopted as of January 1, 2012:

•	Presentation of comprehensive income in financial statements. As a result of adopting this new standard, we have presented separate Condensed Consolidated Statements of Comprehensive Income.

•
An amendment to the guidelines on the measurement and disclosure of fair value that is consistent between U.S. GAAP and International Financial Reporting Standards. The adoption of this new standard did not have a significant impact on our financial statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Fair Value

Our fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•
Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active or are directly or indirectly observable (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).

A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions.

Note 2. Acquisitions and Divestitures

A. Acquisitions

Nexium Over-the-Counter Rights

On August 13, 2012, we announced that we entered into an agreement with AstraZeneca for the over-the-counter (OTC) rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. Under the terms of the agreement, we acquired the exclusive global rights to market Nexium for the approved OTC indications. We made an upfront payment of $250 million to AstraZeneca, and AstraZeneca is eligible to receive milestone payments of up to $550 million based on product launches and level of sales as well as royalty payments based on sales. The upfront payment was expensed and included in Research and development expenses in our condensed consolidated statements of income. A marketing authorization application for OTC Nexium in a 20 mg tablet form was filed with the European Medicines Agency in June 2012. A new drug application filing for OTC Nexium in the U.S. in a 20 mg delayed-release capsule is targeted for the first half of 2013.

Alacer Corp.

On February 26, 2012, we completed our acquisition of Alacer Corp., a privately owned company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. In connection with this consumer healthcare acquisition, we recorded $247 million in Identifiable intangible assets, consisting primarily of the Emergen-C indefinite-lived brand, $94 million in net deferred tax liabilities and $151 million in Goodwill. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has been finalized.

Ferrosan Holding A/S

On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan), a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. Due to the fact that financial information included in our fiscal year 2011 consolidated financial statements for our subsidiaries operating outside the U.S. is as of and for the year ended November 30, this acquisition is reflected in our condensed consolidated financial statements beginning in the first fiscal quarter of 2012. Our acquisition of Ferrosan’s consumer healthcare business increases our presence in dietary supplements with a new set of brands and pipeline products. Also, we believe that the acquisition allows us to expand the marketing of Ferrosan’s brands through Pfizer’s global footprint and provide greater distribution and scale for certain Pfizer brands, such as Centrum and Caltrate, in Ferrosan’s key markets. In connection with this acquisition, we recorded $463 million in Identifiable intangible assets, consisting of indefinite-lived and finite-lived brands, $119 million in net deferred tax liabilities and $246 million in Goodwill. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has not been finalized.

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

(a)
Goodwill recorded as of the acquisition date totaled $720 million for our three biopharmaceutical operating segments and $45 million for our Animal Health operating segment. (Since the acquisition of King, we have revised our operating segments. See Note 13A. Segment, Geographic and Other Revenue Information: Segment Information.)

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the acquisition of King includes the following:

•	the expected synergies and other benefits that we believed would result from combining the operations of King with the operations of Pfizer;

•	any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

•
the value of the going-concern element of King’s existing businesses (the higher rate of return on the assembled collection of net assets versus if Pfizer had acquired all of the net assets separately).

Goodwill is not amortized and is not deductible for income tax purposes (see Note 9A. Goodwill and Other Intangible Assets: Goodwill for additional information).

The assets and liabilities arising from contingencies recognized as of the acquisition date are not significant to Pfizer’s condensed consolidated financial statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues from King are included in Pfizer's condensed consolidated statements of income from the acquisition date, January 31, 2011, through Pfizer’s domestic and international quarter-ends and were $938 million in the first nine months of 2011. We are not able to provide the results of operations attributable to King in the first nine months of 2011 as those operations had been substantially integrated into the larger Pfizer operation shortly after the acquisition.

If the acquisition of King had occurred on January 1, 2011, the change to Pfizer’s Revenues, Income from continuing operations attributable to Pfizer Inc. common shareholders and Diluted earnings per share attributable to Pfizer Inc. common shareholders for the first nine months of 2011 would not have been significant.

B. Divestitures

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé for $11.85 billion in cash. The transaction is expected to close in the next few months, assuming the receipt of the required regulatory clearances and satisfaction of other closing conditions. Beginning in the second quarter of 2012, we report the operating results of the Nutrition business as Discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. The transaction also includes the sale of certain prenatal multivitamins currently commercialized by the Pfizer Consumer Healthcare business unit. The operating results of this product line are also included in Discontinued operations––net of tax for all periods presented. In addition, the assets and liabilities associated with the discontinued operations are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets.

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. The operating results and the gain on the sale of this business are reported as Discontinued operations––net of tax in the condensed consolidated statements of income for the three and nine months ended October 2, 2011.

The following table provides the components of Discontinued operations—net of tax:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues(a)	$564	$699	$1,665	$2,068
Pre-tax income from discontinued operations	$129	$121	$365	$397
Provision for taxes on income(b)	25	25	116	94
Income from discontinued operations––net of tax	104	96	249	303
Pre-tax gain on sale of discontinued operations	—	1,695	—	1,683
Provision for taxes on income(c)	—	367	—	367
Gain on sale of discontinued operations––net of tax	—	1,328	—	1,316
Discontinued operations––net of tax(a)	$104	$1,424	$249	$1,619

(a)	Includes the Nutrition business for all periods presented and the Capsugel business for 2011 only.

(b)
Includes deferred tax expense of $9 million and a deferred tax benefit of $10 million for the three months ended September 30, 2012 and October 2, 2011, respectively, and a deferred tax expense of $23 million and a deferred tax benefit of $17 million for the nine months ended September 30, 2012 and October 2, 2011, respectively. These deferred tax provisions include deferred income taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries permanently.

(c)
Includes deferred tax expense of $162 million for the three and nine months ended October 2, 2011. These deferred tax provisions include deferred taxes on certain current-year funds earned outside the U.S. that will not be permanently reinvested overseas.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations:

(MILLIONS OF DOLLARS)	September 30, 2012	December 31, 2011
Accounts receivable, less allowance for doubtful accounts	$523	$550
Other current assets	433	419
Property, plant and equipment, less accumulated depreciation	1,046	1,118
Goodwill	492	498
Identifiable intangible assets, less accumulated amortization	2,652	2,648
Other noncurrent assets	125	84
Assets of discontinued operations and other assets held for sale	$5,271	$5,317

Current liabilities	$554	$385
Other liabilities	856	839
Liabilities of discontinued operations	$1,410	$1,224

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

•
In connection with our cost-reduction and productivity initiatives, significant programs of which began in 2005, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

•
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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Transaction costs(a)	$—	$5	$1	$28
Integration costs(b)	87	184	295	562
Restructuring charges(c):
Employee termination costs	113	762	424	1,615
Asset impairments	35	99	282	157
Exit costs	67	40	87	96
Restructuring charges and certain acquisition-related costs	302	1,090	1,089	2,458
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	78	68	214	410
Selling, informational and administrative expenses	3	39	8	68
Research and development expenses	—	146	259	379
Total additional depreciation––asset restructuring	81	253	481	857
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	19	—	23	—
Selling, informational and administrative expenses	45	12	77	12
Research and development expenses	47	10	132	28
Total implementation costs	111	22	232	40
Total costs associated with acquisitions and cost-reduction/ productivity initiatives	$494	$1,365	$1,802	$3,355

(a)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through September 30, 2012, Employee termination costs represent the expected reduction of the workforce by approximately 59,700 employees, mainly in manufacturing and sales and research, of which approximately 49,300 employees have been terminated as of September 30, 2012. For the nine months ended September 30, 2012, the amount of employee termination costs represents additional accruals with respect to reserves for approximately 2,300 employees.

The restructuring charges in 2012 are associated with the following:

•
For the three months ended September 30, 2012, Primary Care operating segment ($83 million), Specialty Care and Oncology operating segment ($60 million), Established Products and Emerging Markets operating segment ($16 million), other operating segments ($8 million), research and development operations ($39 million income), manufacturing operations ($27 million) and Corporate ($60 million).

•
For the nine months ended September 30, 2012, Primary Care operating segment ($51 million), Specialty Care and Oncology operating segment ($79 million), Established Products and Emerging Markets operating segment ($20 million), other operating segments ($26 million), research and development operations ($14 million income), manufacturing operations ($193 million) and Corporate ($438 million).

The restructuring charges in 2011 are associated with the following:

•
For the three months ended October 2, 2011, Primary Care operating segment ($473 million), Specialty Care and Oncology operating segment ($186 million), Established Products and Emerging Markets operating segment ($64 million), other operating segments ($30 million), research and development operations ($46 million income), manufacturing operations ($41 million) and Corporate ($153 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
For the nine months ended October 2, 2011, Primary Care operating segment ($606 million), Specialty Care and Oncology operating segment ($228 million), Established Products and Emerging Markets operating segment ($80 million), other operating segments ($44 million), research and development operations ($426 million), manufacturing operations ($196 million) and Corporate ($288 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:

(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2011	$2,425	$—	$92	$2,517
Provision(a)	424	282	87	793
Utilization and other(b)	(1,270)	(282)	(69)	(1,621)
Balance, September, 2012(c)	$1,579	$—	$110	$1,689

(a)	For the nine months ended September 30, 2012, Provision includes additional accruals with respect to reserves for approximately 2,300 employees.

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($949 million) and Other noncurrent liabilities ($740 million).

The asset impairment charges included in restructuring charges for the nine months ended September 30, 2012 primarily relate to assets held for sale and are based on an estimate of fair value, which was determined to be lower than the carrying value of the assets prior to the impairment charge.

The following table provides additional information about the long-lived assets held-for-sale that were impaired in 2012:

	Fair Value(a)				Nine Months Ended September 30, 2012
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Long-lived assets held-for-sale(b)	$96	$—	$96	$—	$220

(a)
The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects property, plant and equipment and other long-lived assets written down to their fair value of $96 million, less costs to sell of $2 million (a net of $94 million), in the first nine months of 2012. The impairment charges of $220 million are included in Restructuring charges and certain acquisition-related costs. Fair value is determined primarily using a market approach, with various inputs, such as recent sales transactions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other Deductions—Net

The following table provides components of Other deductions––net:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest income(a)	$(108)	$(109)	$(275)	$(331)
Interest expense(a)	382	423	1,151	1,285
Net interest expense	274	314	876	954
Royalty-related income	(132)	(136)	(353)	(447)
Net gain on asset disposals	(19)	(21)	(45)	(47)
Certain legal matters, net(b)	726	132	2,014	619
Certain asset impairment charges(c)	49	145	561	625
Costs associated with the potential separation of the Animal Health business(d)	32	—	93	—
Other, net	32	113	137	98
Other deductions––net	$962	$547	$3,283	$1,802

(a)
Interest income decreased slightly in the third quarter of 2012 due to lower investment balances mostly offset by higher interest rates earned on investments. Interest income decreased in the first nine months of 2012 due to lower interest rates earned on investments. Interest expense decreased in both periods in 2012 due to lower debt balances and the effective conversion of some fixed-rate liabilities to floating-rate liabilities.

(b)
In the third quarter of 2012, primarily includes a $491 million charge, not deductible for income tax purposes, resulting from an agreement-in-principle with the U.S. Department of Justice (DOJ) to resolve an investigation into Wyeth's historical promotional practices in connection with Rapamune. In the first nine months of 2012, primarily includes the aforementioned $491 million charge related to Rapamune, a $450 million settlement of a lawsuit by Brigham Young University related to Celebrex, and charges related to hormone-replacement therapy litigation. In 2011, primarily includes charges related to hormone-replacement therapy litigation. (See Note 12. Commitments and Contingencies.)

(c)
In the first nine months of 2012, includes intangible asset impairment charges of $494 million reflecting (i) $314 million of in-process research and development (IPR&D), substantially all related to compounds that targeted autoimmune and inflammatory diseases (full write-off), (ii) $45 million related to our Consumer Healthcare indefinite-lived brand, Robitussin, and (iii) $135 million related to three developed technology rights. The intangible asset impairment charges for 2012 reflect, among other things, the impact of new scientific findings, updated commercial forecasts, an increased competitive environment and declining gross margins. The impairment charges for the nine months of 2012 are associated with the following: Worldwide Research and Development ($297 million); Consumer Healthcare ($45 million); Established Products ($45 million); Primary Care ($52 million); Animal Health ($36 million) and Specialty Care ($19 million). In addition, the first nine months of 2012 include charges of approximately $67 million for certain investments. These investment impairment charges reflect the difficult global economic environment.

In the first nine months of 2011, includes intangible asset impairment charges of approximately $585 million, reflecting approximately $440 million impairment of IPR&D assets, primarily related to two compounds for the treatment of certain autoimmune and inflammatory diseases, and approximately $145 million impairment of developed technology rights. Substantially all of these impairment charges relate to intangible assets that were acquired as part of our acquisition of Wyeth. The intangible asset impairment charges for 2011 reflect, among other things, the impact of new scientific findings and updated commercial forecasts. The impairment charges for the nine months of 2011 are associated with the following: Worldwide Research and Development ($394 million); Specialty Care ($126 million); Oncology ($56 million) and Animal Health ($9 million).

(d)
Costs incurred in connection with the potential initial public offering of up to a 20% ownership stake in our Animal Health business, Zoetis. Includes expenditures for banking, legal, accounting and similar services related to the potential transaction.

The asset impairment charges included in Other deductions––net for the first nine months of 2012 primarily relate to identifiable intangible assets and are based on estimates of fair value.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides additional information about the intangible assets that were impaired in 2012:

	Fair Value(a)				Nine Months Ended September 30, 2012
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible assets––IPR&D(b)	$44	$—	$—	$44	$314
Intangible assets––Other(b)	573	—	—	573	180
Total	$617	$—	$—	$617	$494

(a)	Fair value as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects intangible assets written down to their fair value of $617 million in the first nine months of 2012. The impairment charges of $494 million are included in Other deductions––net. When we are required to determine the fair value of intangible assets other than goodwill, we use an income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We start with a forecast of all the expected net cash flows associated with the asset, which includes the application of a terminal value for indefinite-lived assets, and then we apply an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the projections and the impact of technological risk associated with IPR&D assets, as well as the selection of a long-term growth rate; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

During the third quarter of 2012, we reached a settlement with the U.S. Internal Revenue Service (IRS) with respect to the audits of the Pfizer Inc. tax returns for the years 2006 through 2008. The IRS concluded the examination of the aforementioned tax years and issued a final Revenue Agent's Report (RAR). We agreed with all the adjustments and computations contained in the RAR. As a result of settling these audit years, in the third quarter of 2012 we recorded a tax benefit of approximately $1.1 billion representing tax and interest.

Our effective tax rate for continuing operations was (4.0)% for the third quarter of 2012, compared to 34.3% for the third quarter of 2011, and in the first nine months of 2012 was 19.0%, compared to 31.2% in the first nine months of 2011. The effective tax rates for the third quarter and first nine months of 2012 were favorably impacted by the aforementioned settlement with the IRS. The tax rates in both periods in 2012 compared to the same periods in 2011 were also favorably impacted by the resolution of foreign audits pertaining to multiple tax years and the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the unfavorable impact of the non-deductibility of a $491 million charge resulting from an agreement-in-principle with the DOJ to resolve an investigation into Wyeth's historical promotional practices in connection with Rapamune, as well as the expiration of the U.S. research and development tax credit.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Taxes on Items of Other Comprehensive Income/(Loss)

The following table provides the components of tax benefit on Other comprehensive income/(loss):

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Tax Expense/(Benefit) on Other Comprehensive Income/(Loss)
Foreign currency translation adjustments(a)	$(23)	$(60)	$14	$(70)
Unrealized holding gains/(losses) on derivative financial instruments	137	(419)	80	(212)
Reclassification adjustments for realized (gains)/losses	(52)	250	(34)	(31)
	85	(169)	46	(243)
Unrealized gains/(losses) on available-for-sale securities	4	(18)	17	(18)
Reclassification adjustments for realized losses	3	3	8	4
	7	(15)	25	(14)
Benefit plans: Actuarial gains/(losses)	(39)	1	(157)	1
Reclassification adjustments related to amortization	44	24	129	74
Reclassification adjustments related to curtailments and settlements, net	20	28	59	89
Other	(12)	(12)	5	(71)
	13	41	36	93
Benefit plan: Prior service (costs)/credits and other	(2)	—	6	—
Reclassification adjustments related to amortization	(7)	(7)	(21)	(21)
Reclassification adjustments related to curtailments and settlements, net	(2)	(7)	(34)	(20)
Other	2	1	—	(1)
	(9)	(13)	(49)	(42)
Tax provision/(benefit) on other comprehensive income/(loss)	$73	$(216)	$72	$(276)

(a)	Taxes are not provided for foreign currency translation relating to permanent investments in international subsidiaries.

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

The United States is our primary tax jurisdiction and we are regularly audited by the U.S. Internal Revenue Service (IRS):

•
During the third quarter of 2012, we reached a settlement with the IRS with respect to the audits of the Pfizer Inc. tax returns for the years 2006 through 2008. The IRS concluded the examination of the aforementioned tax years and issued a final Revenue Agent's Report (RAR). We agreed with all the adjustments and computations contained in the RAR. As a result of settling these audit years, in the third quarter of 2012 we recorded a tax benefit of approximately $1.1 billion representing tax and interest.

•	With respect to Pfizer Inc., tax years 2009-2010 are currently under audit. Tax years 2011-2012 are not under audit. All other tax years are closed.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	With respect to Wyeth, tax years 2006 through the Wyeth acquisition date (October 15, 2009) are currently under audit. All other tax years are closed.

•
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

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2001-2012), Japan (2007-2012), Europe (2007-2012, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), and Puerto Rico (2007-2012).

Note 6. Accumulated Other Comprehensive Loss, Excluding Noncontrolling Interests

The following table provides the changes, net of tax, in Accumulated other comprehensive loss:

	Net Unrealized Gain/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Currency Translation Adjustment And Other	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/ Credits And Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$944	$(361)	$46	$(5,120)	$362	$(4,129)
Other comprehensive income/(loss)(a)	(1,560)	76	126	(99)	(67)	(1,524)
Balance, September 30, 2012	$(616)	$(285)	$172	$(5,219)	$295	$(5,653)

(a)	Amounts do not include foreign currency translation adjustments attributable to noncontrolling interests of $19 million loss for the first nine months of 2012.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:

(MILLIONS OF DOLLARS)	September 30, 2012	December 31, 2011
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$141	$154
Available-for-sale debt securities(c)	28,187	29,179
Available-for-sale money market funds(d)	1,429	1,727
Available-for-sale equity securities, excluding money market funds(c)	299	317
Derivative financial instruments in receivable positions(e):
Interest rate swaps	1,029	1,033
Foreign currency forward-exchange contracts	178	349
Foreign currency swaps	76	17
	31,339	32,776
Other selected financial assets(f)
Held-to-maturity debt securities, carried at amortized cost(c)	3,029	1,587
Private equity securities, carried at equity method or at cost(g)	1,118	1,020
	4,147	2,607
Total selected financial assets	$35,486	$35,383
Financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position(h):
Foreign currency swaps	$1,172	$1,396
Foreign currency forward-exchange contracts	165	355
Interest rate swaps	29	14
	1,366	1,765
Other financial liabilities(i)
Short-term borrowings, carried at historical proceeds, as adjusted(f)	7,774	4,016
Long-term debt, carried at historical proceeds, as adjusted(j), (k)	31,083	34,926
	38,857	38,942
Total selected financial liabilities	$40,223	$40,707

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

(d)
Includes approximately $625 million as of December 31, 2011 of money market funds that were released from restriction in the second quarter of 2012 and classified as part of Short-term investments. Such money market funds were held in escrow to secure certain of Wyeth’s payment obligations under its 1999 Nationwide Class Action Settlement Agreement, which relates to litigation against Wyeth concerning its former weight-loss products, Redux and Pondimin. The amount also includes $397 million as of September 30, 2012 and $357 million as of December 31, 2011 of money market funds held in trust in connection with the asbestos litigation involving Quigley Company, Inc., a wholly owned subsidiary.

(e)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $25 million as of September 30, 2012; and foreign currency forward-exchange contracts with fair values of $169 million and interest rate swaps with fair values of $8 million as of December 31, 2011.

(f)
The differences between the estimated fair values and carrying values of these financial assets and liabilities not measured at fair value on a recurring basis were not significant as of September 30, 2012 or December 31, 2011. Held-to-maturity debt securities and our short-term and long-term debt fair value are based on Level 2 valuations using a market approach. Fair value measurements for private equity securities carried at cost are based on Level 3 valuations using a market approach.

(g)	Our private equity securities represent investments in the life sciences sector.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $179 million and foreign currency forward-exchange contracts with fair values of $129 million as of September 30, 2012; and foreign currency forward-exchange contracts with fair values of $141 million and foreign currency swaps with fair values of $123 million as of December 31, 2011.

(i)	Some carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.

(j)	Includes foreign currency debt with fair values of $898 million as of September 30, 2012 and $919 million as of December 31, 2011, which are used as hedging instruments.

(k)	The fair value of our long-term debt (not including the current portion of long term debt) is $36.5 billion as of September 30, 2012 and $40.1 billion as of December 31, 2011.

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:

(MILLIONS OF DOLLARS)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$2,312	$900
Short-term investments	18,462	23,270
Long-term investments	13,429	9,814
Taxes and other current assets(a)	210	357
Taxes and other noncurrent assets(b)	1,073	1,042
	$35,486	$35,383
Liabilities
Short-term borrowings, including current portion of long-term debt	$7,774	$4,016
Other current liabilities(c)	395	459
Long-term debt	31,083	34,926
Other noncurrent liabilities(d)	971	1,306
	$40,223	$40,707

(a)
As of September 30, 2012, derivative instruments at fair value include foreign currency forward-exchange contracts ($178 million), foreign currency swaps ($20 million) and interest rate swaps ($12 million) and, as of December 31, 2011, include foreign currency forward-exchange contracts ($349 million) and interest rate swaps ($8 million).

(b)
As of September 30, 2012, derivative instruments at fair value include interest rate swaps ($1.0 billion) and foreign currency swaps ($56 million) and, as of December 31, 2011, include interest rate swaps ($1 billion) and foreign currency swaps ($17 million).

(c)
At September 30, 2012, derivative instruments at fair value include foreign currency swaps ($230 million) and foreign currency forward-exchange contracts ($165 million) and, as of December 31, 2011, include foreign currency forward-exchange contracts ($355 million) and foreign currency swaps ($104 million).

(d)
At September 30, 2012, derivative instruments at fair value include foreign currency swaps ($942 million) and interest rate swaps ($29 million) and, as of December 31, 2011, include foreign currency swaps ($1.3 billion) and interest rate swaps ($14 million).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities of the available-for-sale and held-to-maturity debt securities:

	Years
		Over 1	Over 5	September 30, 2012
(MILLIONS OF DOLLARS)	Within 1	to 5	to 10	Total
Available-for-sale debt securities
Western European, Asian and other government debt(a)	$11,079	$1,810	$6	$12,895
Corporate debt(b)	1,368	4,302	1,799	7,469
Western European, Scandinavian and other government agency debt(a)	1,927	415	—	2,342
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	—	2,308	25	2,333
U.S. government debt	1,912	171	—	2,083
Supranational debt(a)	310	345	—	655
Reverse repurchase agreements(c)	410	—	—	410
Held-to-maturity debt securities
Certificates of deposit and other	2,734	287	8	3,029
Total debt securities	$19,740	$9,638	$1,838	$31,216

(a)	All issued by above-investment-grade governments, government agencies or supranational entities, as applicable.

(b)	Largely issued by above-investment-grade institutions in the financial services sector.

(c)	Involving U.S. government securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $2.7 billion as of September 30, 2012 and December 31, 2011, respectively.

D. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of September 30, 2012, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $43.9 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, Japanese yen and U.K. pound. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.4 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of September 30, 2012, the aggregate notional amount of interest rate derivative financial instruments is $13.0 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$—	$—	$455	$(1,047)	$221	$(654)

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	—	(1)	(40)	(118)	—	—

Derivative Financial Instruments Not Designated as Hedges
Foreign currency forward-exchange contracts	(201)	(75)	—	—	—	—
Foreign currency swaps	10	29	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	—	—	—	—	—	—
Foreign currency long-term debt	—	—	(20)	(42)	—	—
All other net	—	(1)	—	1	—	1
	$(191)	$(48)	$395	$(1,206)	$221	$(653)
Nine Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships
Foreign currency swaps	$—	$—	$238	$(516)	$89	$76

Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency swaps	(3)	14	33	(1,076)	—	—

Derivative Financial Instruments Not Designated as Hedges
Foreign currency forward-exchange contracts	(137)	(392)	—	—	—	—
Foreign currency swaps	(7)	72	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships
Foreign currency short-term borrowings	—	—	—	940	—	—
Foreign currency long-term debt	—	—	3	(47)	—	—
All other net	1	(1)	5	4	6	5
	$(146)	$(307)	$279	$(695)	$95	$81

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of September 30, 2012, the aggregate fair value of these derivative instruments that are in a liability position is $819 million, for which we have posted collateral of $782 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on September 30, 2012, we would have been required to post an additional $67 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

E. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements.

There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of September 30, 2012, we had $2.5 billion due from a well-diversified, highly rated group (S&P ratings of mostly A+ or better) of bank counterparties around the world. See Note 7B. Financial Instruments: Investments in Debt Securities above for details about our investments.

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of September 30, 2012, we received cash collateral of $452 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:

(MILLIONS OF DOLLARS)	September 30, 2012	December 31, 2011
Finished goods	$2,634	$2,311
Work-in-process	3,994	3,514
Raw materials and supplies	888	785
Total inventories(a)	$7,516	$6,610
Noncurrent portion not included above(b)	$702	$800

(a)	The increase reflects, in part, a build-up in anticipation of plant rationalizations.

(b)	Included in Taxes and other noncurrent assets. There are no recoverability issues associated with these amounts.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:

(MILLIONS OF DOLLARS)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Other Operating Segments(a)	Total
Balance, December 31, 2011	$6,229	$17,097	$18,746	$2,497	$44,569
Additions(b)	—	—	—	397	397
Other(c)	(90)	(247)	(266)	7	(596)
Balance, September 30, 2012	$6,139	$16,850	$18,480	$2,901	$44,370

(a)	Reflects amounts associated with Animal Health and Consumer Healthcare.

(b)	Related to our acquisitions of Alacer and Ferrosan (see Note 2A. Acquisitions and Divestitures: Acquisitions).

(c)	Primarily reflects the impact of foreign exchange.

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:

	September 30, 2012			December 31, 2011
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$72,439	$(35,695)	$36,744	$72,678	$(31,922)	$40,756
Brands	1,889	(747)	1,142	1,678	(687)	991
License agreements	483	(337)	146	425	(215)	210
Other	649	(444)	205	623	(362)	261
	75,460	(37,223)	38,237	75,404	(33,186)	42,218
Indefinite-lived intangible assets
Brands	8,085	—	8,085	7,694	—	7,694
In-process research and development	814	—	814	1,200	—	1,200
Trademarks	73	—	73	72	—	72
	8,972	—	8,972	8,966	—	8,966
Total identifiable intangible assets(a)	$84,432	$(37,223)	$47,209	$84,370	$(33,186)	$51,184

(a)
The decrease is primarily related to amortization, as well as impairment charges (see Note 4. Other Deductions—Net), partially offset by the assets acquired as part of the acquisitions of Ferrosan and Alacer (see Note 2A. Acquisitions and Divestitures: Acquisitions).

As of September 30, 2012, our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:

•	Developed Technology Rights: Specialty Care (65%); Established Products (18%); Primary Care (14%); Animal Health (2%); and Oncology (1%);

•	Brands, finite-lived: Consumer Healthcare (65%); Established Products (23%); and Animal Health (12%);

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Brands, indefinite-lived: Consumer Healthcare (67%); and Established Products (33%); and

•	IPR&D: Worldwide Research and Development (47%); Specialty Care (21%); Primary Care (19%); Established Products (11%); and Animal Health (2%).

There are no percentages for our Emerging Markets business unit as it is a geographic-area unit, not a product-based unit. The carrying value of the assets associated with our Emerging Markets business unit is included within the assets associated with the other four biopharmaceutical business units.

Amortization

Amortization expense related to acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to acquired intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.3 billion for the third quarter of 2012 and $1.4 billion for the third quarter of 2011, and $4.1 billion for the first nine months of 2012 and $4.3 billion for the first nine months of 2011.

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

Note 10. Pension and Postretirement Benefit Plans

On May 8, 2012, we announced to employees that as of January 1, 2018, Pfizer will transition its U.S. and Puerto Rico employees from its defined benefit plans to an enhanced defined contribution savings plan. As a result of this decision to freeze the U.S. defined benefit plans, a curtailment was triggered and we performed a re-measurement of the pension obligations and plan assets in the second quarter of 2012, which had an immaterial impact to the funded status of the plans. For the nine months ended September 30, 2012, we recorded, among other impacts, a curtailment gain of approximately $59 million in the condensed consolidated statements of income.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of net periodic benefit cost:

	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(MILLIONS OF DOLLARS)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011
Three Months Ended
Net periodic benefit cost:
Service cost	$86	$87	$8	$9	$52	$61	$16	$17
Interest cost	170	181	15	17	99	113	46	49
Expected return on plan assets	(247)	(216)	—	—	(104)	(111)	(12)	(9)
Amortization of:
Actuarial losses	75	33	10	9	28	21	8	4
Prior service credits	(2)	(2)	(2)	(1)	(2)	(2)	(13)	(13)
Curtailments and settlements––net	31	20	3	3	—	3	(3)	(14)
Special termination benefits	1	7	8	5	—	1	1	1
	$114	$110	$42	$42	$73	$86	$43	$35
Nine Months Ended
Net periodic benefit cost:
Service cost	$272	$266	$27	$28	$156	$185	$51	$52
Interest cost	528	550	47	54	302	333	137	146
Expected return on plan assets	(738)	(657)	—	—	(317)	(326)	(35)	(26)
Amortization of:
Actuarial losses	232	103	31	27	63	64	25	12
Prior service credits	(8)	(6)	(3)	(2)	(5)	(4)	(37)	(40)
Curtailments and settlements––net	57	71	13	21	(7)	7	(26)	(40)
Special termination benefits	8	17	23	18	3	4	5	2
	$351	$344	$138	$146	$195	$263	$120	$106

(a)
The net periodic benefit cost for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, for our U.S. qualified plans was largely unchanged, as (i) an increase in the amounts amortized for actuarial losses (resulting from a decrease in the discount rate and lower than expected actual returns in 2011) was largely offset by a higher expected return on plan assets (resulting from contributions made to the plan in 2011) as well as the fact that (ii) within curtailments and settlements, net, the curtailment gain resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico was more than offset by higher settlement activity.

(b)
The decrease in net periodic benefit cost for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, for our U.S. supplemental (non-qualified) pension plans reflects the curtailment gain resulting from the decision to freeze the defined benefit plans in the U.S. and Puerto Rico.

(c)
The decrease in net periodic benefit costs for the nine months ended September 30, 2012, compared to the nine months ended October 2, 2011, for our international pension plans was primarily driven by changes in assumptions in our U.K. plans in 2011 and higher curtailment gains associated with ongoing restructuring initiatives.

For the nine months ended September 30, 2012, we contributed from our general assets: $20 million to our U.S. qualified pension plans, $139 million to our U.S. supplemental (non-qualified) pension plans, $272 million to our international pension plans and $287 million to our postretirement plans.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During 2012, we expect to contribute from our general assets a total of $20 million to our U.S. qualified pension plans, $175 million to our U.S. supplemental (non-qualified) pension plans, $435 million to our international pension plans and $353 million to our postretirement plans. Contributions expected to be made for 2012 are inclusive of amounts contributed during the nine months ended September 30, 2012. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

Note 11. Earnings Per Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per share:

		Three Months Ended		Nine Months Ended
(IN MILLIONS)		September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
EPS Numerator––Basic
Income from continuing operations		$3,110	$2,325	$8,028	$6,982
Less: Net income attributable to noncontrolling interests		6	11	22	31
Income from continuing operations attributable to Pfizer Inc.		3,104	2,314	8,006	6,951
Less: Preferred stock dividends––net of tax		1	—	1	1
Income from continuing operations attributable to Pfizer Inc. common shareholders		3,103	2,314	8,005	6,950
Discontinued operations––net of tax		104	1,424	249	1,619
Net income attributable to Pfizer Inc. common shareholders		$3,207	$3,738	$8,254	$8,569
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions		$3,104	$2,314	$8,006	$6,951
Discontinued operations––net of tax		104	1,424	249	1,619
Net income attributable to Pfizer Inc. common shareholders and assumed conversions		$3,208	$3,738	$8,255	$8,570
EPS Denominator
Weighted-average number of common shares outstanding––Basic		7,436	7,770	7,483	7,877
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock		72	40	67	48
Weighted-average number of common shares outstanding––Diluted		7,508	7,810	7,550	7,925
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(a)	—	180	342	180	279

(a)
These common stock equivalents were outstanding for the three and nine months ended September 30, 2012 and October 2, 2011, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

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

LEGAL PROCEEDINGS

Our non-tax contingencies include, among others, the following:

•
Patent litigation, which typically involves challenges to the coverage and/or validity of our patents on various products, processes or dosage forms. We are the plaintiff in the vast majority of these actions. An adverse outcome in actions in which we are the plaintiff could result in a loss of patent protection for the drug at issue, a significant loss of revenues from that drug and impairments of any associated assets.

•
Product liability and other product-related litigation, which can include personal injury, consumer, off-label promotion, securities-law, antitrust and breach of contract claims, among others, often involves highly complex issues relating to medical causation, label warnings and reliance on those warnings, scientific evidence and findings, actual, provable injury and other matters.

•	Commercial and other litigation, which can include merger-related and product-pricing claims and environmental claims and proceedings, can involve complexities that will vary from matter to matter.

•	Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other countries.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A. Patent Litigation

Like other pharmaceutical companies, we are involved in numerous suits relating to our patents, including but not limited to those discussed below. Most of the suits involve claims by generic drug manufacturers that patents covering our products, processes or dosage forms are invalid and/or do not cover the product of the generic manufacturer. Also, counterclaims, as well as various independent actions, have been filed claiming that our assertions of, or attempts to enforce, our patent rights with respect to certain products constitute unfair competition and/or violations of antitrust laws. In addition to the challenges to the U.S. patents on a number of our products that are discussed below, we note that the patent rights to certain of our products are being challenged in various other countries.

ACTIONS IN WHICH WE ARE THE PLAINTIFF AND CERTAIN RELATED ACTIONS

Viagra (sildenafil)
In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries Ltd. (Teva Pharmaceutical Industries), which had filed an abbreviated new drug application with the U.S. Food and Drug Administration (FDA) seeking approval to market a generic version of Viagra. Teva USA and Teva Pharmaceutical Industries assert the invalidity and non-infringement of the Viagra use patent, which (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil) expires in 2020. In August 2011, the court ruled that our Viagra use patent is valid and infringed, thereby preventing Teva USA and Teva Pharmaceutical Industries from receiving FDA approval for a generic version of Viagra and from marketing its generic product in the U.S. before 2020. In September 2011, Teva USA and Teva Pharmaceutical Industries appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

In October 2010, we filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis, Inc. and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent.

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

Detrol and Detrol LA (tolterodine)
We filed actions asserting the infringement of various patents for Detrol LA (i) against Impax Laboratories, Inc. (Impax) in March 2008 in the U.S. District Court for the Southern District of New York, which action subsequently was transferred to the U.S. District Court for the District of New Jersey, and (ii) against Mylan Pharmaceuticals, Inc. in June 2010 in the U.S. District Court for the District of New Jersey. In August 2012, both of those actions were settled. As a result of those settlements and previous settlements relating to various patents for Detrol LA, we expect generic competition for Detrol LA in the U.S. to commence no earlier than January 1, 2014, except in certain limited circumstances, and no later than March 1, 2014.

In addition, our action against Impax in the U.S. District Court for the District of New Jersey asserting the infringement of the basic patent for Detrol IR has been dismissed by consent of the parties. The basic patent, including the six-month pediatric exclusivity period, expired in September 2012.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lyrica (pregabalin)
Beginning in March 2009, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Lyrica capsules and, in the case of one generic manufacturer, Lyrica oral solution. Each of the generic manufacturers is challenging one or more of three patents for Lyrica: the basic patent, which expires in 2018, and two other patents, which expire in 2013 and 2018. Each of the generic manufacturers asserts the invalidity and/or the non-infringement of the patents subject to challenge. Beginning in April 2009, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware asserting the infringement and validity of our patents for Lyrica. All of these cases were consolidated in the District of Delaware. In July 2012, the court held that all three patents are valid and infringed, thereby preventing the generic manufacturers from obtaining final FDA approval for their generic versions of Lyrica and from marketing those products in the U.S. prior to the expiration of the three patents. In August 2012, the generic manufacturers appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

purported class actions have been stayed pending resolution of the underlying patent litigation in the U.S. District Court for the District of New Jersey.

Rapamune (sirolimus)
In March 2010, Watson Laboratories Inc. - Florida (Watson Florida) and Ranbaxy Laboratories Limited (Ranbaxy) notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Rapamune. Watson Florida asserts and Ranbaxy asserted the invalidity and non-infringement of a method-of-use patent which (including the six-month pediatric exclusivity period) expires in 2014 and a solid-dosage formulation patent which (including the six-month pediatric exclusivity period) expires in 2018. In April 2010, we filed actions against Watson Florida and Ranbaxy in the U.S. District Court for the District of Delaware and against Watson Florida in the U.S. District Court for the Southern District of Florida asserting the infringement of the method-of-use patent. In June 2010, our action in the Southern District of Florida was transferred to the District of Delaware and consolidated with our pending action there. Earlier this year, Ranbaxy was dismissed from the lawsuit and cannot sell a generic sirolimus product prior to the expiration of our method-of-use patent.

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

EpiPen
King Pharmaceuticals, Inc. (King) brought a patent-infringement action against Sandoz in the U.S. District Court for the District of New Jersey in July 2010 as the result of its abbreviated new drug application with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Embeda (morphine sulfate/naltrexone hydrochloride extended-release capsules)
In August 2011, Watson Florida notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Embeda extended-release capsules. Watson Florida asserts the invalidity and non-infringement of three formulation patents that expire in 2027. In October 2011, we filed an action against Watson Florida in the U.S. District Court for the District of Delaware asserting the infringement of, and defending against the allegations of the invalidity of, the three formulation patents.

Torisel (temsirolimus)
In December 2011, we brought patent-infringement actions in the U.S. District Court for the District of Delaware against Sandoz and Accord Healthcare, Inc. USA and certain of its affiliates (collectively, Accord) as a result of their abbreviated new drug applications with the FDA seeking approval to market generic versions of Torisel before the expiration of the basic patent in 2014. In May 2012, we brought an action in the same court against Sandoz for infringement of a formulation patent that expires in 2026. In September 2012, our actions against Sandoz and Accord were consolidated in the District of Delaware.

Pristiq (desvenlafaxine)
Beginning in May 2012, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Pristiq. Each of the generic manufacturers asserts the invalidity, unenforceability and/or non-infringement of one or both of two patents for Pristiq that expire in 2022 and in 2027. Beginning in June 2012, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware and, in certain instances, also in other jurisdictions asserting the validity, enforceability and infringement of those patents.

ACTION IN WHICH WE ARE THE DEFENDANT

Lipitor (atorvastatin)
In the U.K., while the patent protection for Lipitor expired in November 2011, the exclusivity period was extended by six months to May 6, 2012 by virtue of the pediatric extension to the supplementary protection certificate. In September 2011, Dr. Reddy’s Laboratories (U.K.) Limited filed an action in the High Court of Justice seeking revocation of the six-month pediatric extension and damages resulting from the inability to launch its generic Lipitor product during the pediatric extension period in

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the U.K. and certain other European Union (EU) markets. We are defending this action, which is based upon the interpretation of the EU Pediatric Medicines Regulation.

B. Product Litigation

Like other pharmaceutical companies, we are defendants in numerous cases, including but not limited to those discussed below, related to our pharmaceutical and other products. Plaintiffs in these cases seek damages and other relief on various grounds for alleged personal injury and economic loss.

Asbestos

•	Quigley

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

•
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a first installment of $500 million upon receipt by Pfizer of releases of asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding $500 million in the aggregate of claims (Pfizer began paying this first installment in June 2011);

•
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

•	the payment of the Ad Hoc Committee’s legal fees and expenses incurred in this matter up to a maximum of $19 million (Pfizer began paying these legal fees and expenses in May 2011); and

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
the procurement by Pfizer of insurance for the benefit of certain Ad Hoc Committee claimants to the extent such claimants with non-malignant diseases have a future disease progression to a malignant disease (Pfizer procured this insurance in August 2011).

Following the execution of the settlement agreement with the Ad Hoc Committee, Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in April 2011, which it amended in June 2012. In August 2012, the Bankruptcy Court authorized Quigley to solicit the revised plan of reorganization for acceptance by claimants. Under the revised plan, and consistent with the additional charges recorded in 2010 referred to above, we expect to contribute an additional amount to the Trust, if and when the Bankruptcy Court confirms the plan, of cash and non-cash assets (including insurance proceeds) with a value in excess of $550 million. The Bankruptcy Court must find that the revised plan meets the requisite standards of the U.S. Bankruptcy Code before it confirms the plan. We expect that, if approved by claimants, confirmed by the Bankruptcy Court and the District Court and upheld on any subsequent appeal, the revised reorganization plan will result in the District Court entering a permanent injunction directing pending claims, as well as future claims, alleging personal injury from exposure to Quigley products to the Trust, subject to the recent decision of the Second Circuit discussed below. There is no assurance that the plan will be approved by claimants or confirmed by the courts.

In April 2012, the U.S. Court of Appeals for the Second Circuit affirmed a ruling by the U.S. District Court for the Southern District of New York that the Bankruptcy Court’s preliminary injunction in the Quigley bankruptcy proceeding does not prohibit actions directly against Pfizer Inc. for alleged personal injury from exposure to Quigley products based on the “apparent manufacturer” theory of liability under Pennsylvania law. The Second Circuit’s decision is procedural and does not address the merits of the plaintiffs’ claims under Pennsylvania law. After the Second Circuit denied our petition for a rehearing, in September 2012, we filed a petition for certiorari with the U.S. Supreme Court seeking a reversal of the Second Circuit’s decision. In July 2012, the Second Circuit had granted a stay of its decision while the U.S. Supreme Court considers our petition for certiorari.

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

•	Other Matters
Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of September 30, 2012, approximately 66,400 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Celebrex and Bextra

•	Securities and ERISA Actions

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

•	Securities Action in New Jersey

In 2003, several class action complaints were filed in the U.S. District Court for the District of New Jersey against Pharmacia, Pfizer and certain former officers of Pharmacia. The plaintiffs sought damages, alleging that the defendants violated federal securities laws by misrepresenting the data from a study concerning the gastrointestinal effects of Celebrex. These cases were consolidated for pre-trial proceedings in the District of New Jersey (Alaska Electrical Pension Fund et al. v. Pharmacia Corporation et al.). In October 2012, the parties entered into a settlement agreement, which is subject to court approval, providing for the payment by Pfizer of $164 million.

Various Drugs: Off-Label Promotion Actions

•	Securities Action

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

•	Actions by Health Care Service Corporation

In 2010, Health Care Service Corporation (HCSC), for itself and its affiliates, Blue Cross and Blue Shield plans in Illinois, New Mexico, Oklahoma and Texas, filed two actions against us: (i) an action, which was transferred to the U.S. District Court for the Northern District of California, alleging that we engaged in deceptive marketing activities, including off-label promotion, and the payment of improper remuneration to healthcare professionals with respect to Bextra, and (ii) an action in the U.S. District Court for the Eastern District of Texas that included substantially similar allegations regarding Geodon and Zyvox. In both actions, HCSC sought to recover the amounts that it paid for the specified drugs on behalf of its members in Illinois, New Mexico, Oklahoma, and Texas, as well as treble damages and punitive damages. As previously reported, in June 2012, the U.S. District Court for the Eastern District of Texas entered judgment dismissing with prejudice the action relating to Geodon and Zyvox, and the appeal period has expired. In August 2012, the U.S. District Court for the Northern District of California dismissed with prejudice the action relating to Bextra, and the appeal period has expired.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hormone-Replacement Therapy

•	Personal Injury and Economic Loss Actions

Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in approximately 10,000 actions in various federal and state courts alleging personal injury or economic loss related to the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Although new actions are occasionally filed, the number of new actions was not significant in the third quarter of 2012, and we do not expect a substantial change in the rate of new actions being filed. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products). The federal cases have been transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

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

As of September 30, 2012, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 83% of the hormone-replacement therapy actions pending against us and our affiliated companies. Since the inception of this litigation, we have recorded aggregate charges with respect to those actions, as well as

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with respect to the actions that have resulted in verdicts against us or our affiliated companies, of approximately $1.1 billion. In addition, we have recorded aggregate charges of $535 million that provide for the expected costs to resolve all remaining hormone-replacement therapy actions against Pfizer and its affiliated companies, excluding the class actions and purported class actions referred to above. The $535 million charges are an estimate and, while we cannot reasonably estimate the range of reasonably possible loss in excess of the amounts accrued for these contingencies given the uncertainties inherent in this product liability litigation, as described above, additional charges may be required in the future.

•	Government Inquiries; Action by the State of Nevada

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

Effexor

•	Personal Injury Actions

A number of individual lawsuits and multi-plaintiff lawsuits have been filed against us and/or our subsidiaries in various federal and state courts alleging personal injury as a result of the purported ingestion of Effexor.

•	Antitrust Actions

Beginning in May 2011, actions, including purported class actions, were filed in various federal courts against Wyeth and, in certain of the actions, affiliates of Wyeth and certain other defendants relating to Effexor XR, which is the extended-release formulation of Effexor. The plaintiffs in each of the class actions seek to represent a class consisting of all persons in the U.S. and its territories who directly purchased, indirectly purchased or reimbursed patients for the purchase of Effexor XR or generic Effexor XR from any of the defendants from June 14, 2008 until the time the defendants’ allegedly unlawful conduct ceased. The plaintiffs in all of the actions allege delay in the launch of generic Effexor XR in the U.S. and its territories, in violation of federal antitrust laws and, in certain of the actions, the antitrust, consumer protection and various other laws of certain states, as the result of Wyeth fraudulently obtaining and improperly listing certain patents for Effexor XR, enforcing certain patents for Effexor XR, and entering into a litigation settlement agreement with a generic manufacturer with respect to Effexor XR. Each of the plaintiffs seeks treble damages (for itself in the individual actions or on behalf of the putative class in the purported class actions) for alleged price overcharges for Effexor XR or generic Effexor XR in the U.S. and its territories since June 14, 2008. All of these actions have been consolidated in the U.S. District Court for the District of New Jersey. In October 2012, the court stayed these actions pending the review by the U.S. Supreme Court of an action, to which the Company is not a party, involving a similar legal issue.

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

Neurontin

•	Off-Label Promotion Actions in the U.S.

A number of lawsuits, including purported class actions, have been filed against us in various federal and state courts alleging claims arising from the promotion and sale of Neurontin. The plaintiffs in the purported class actions seek to represent

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Plaintiffs are seeking certification of statewide classes of Neurontin purchasers in actions pending in California and Illinois State courts in New York, Pennsylvania, Missouri and New Mexico have declined to certify statewide classes of Neurontin purchasers. An appeal of the denial of class certification filed in November 2011 by the plaintiff in the Missouri action and a proposed intervenor has been dismissed.

In January 2011, the U.S. District Court for the District of Massachusetts entered an order trebling a jury verdict against us in an action by a third-party payer seeking damages for the alleged off-label promotion of Neurontin in violation of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The verdict was for approximately $47.4 million, which was subject to automatic trebling to $142.1 million under the RICO Act. In November 2010, the court had entered a separate verdict against us in the amount of $65.4 million together with prejudgment interest, under California’s Unfair Trade Practices law relating to the same alleged conduct, which amount is included within and is not additional to the $142.1 million trebled amount of the jury verdict. In August 2011, we appealed the District Court’s judgment to the U.S. Court of Appeals for the First Circuit.

•	Personal Injury Actions in the U.S. and Certain Other Countries

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

In addition, purported class actions were filed against us in various Canadian provincial courts alleging claims arising from the promotion, sale and labeling of Neurontin and generic Neurontin. In February 2010, in a proceeding pending in Ontario, Canada, the court certified a class consisting of all persons in Canada, except in Quebec, who purchased and ingested Neurontin prior to August 2004. The plaintiffs claimed that Pfizer failed to provide adequate warning of the alleged risks of personal injury associated with Neurontin. Two purported provincewide class actions filed in Quebec that raise substantially the same allegations were included in the class action pending in Ontario by agreement of the parties and orders of both the Quebec and Ontario courts. In November 2012, the parties entered into an agreement-in-principle to resolve this matter that provides for the payment by Pfizer of (Can.) $4.8 million. The resolution is subject to the execution of a final settlement agreement by the parties and to court approval.

•	Antitrust Action in the U.S.

In January 2011, in a Multi-District Litigation (In re Neurontin Antitrust Litigation MDL-1479) that consolidates four actions, the U.S. District Court for the District of New Jersey certified a nationwide class consisting of wholesalers and other entities who purchased Neurontin directly from Pfizer and Warner-Lambert during the period from December 11, 2002 to August 31, 2008 and who also purchased generic gabapentin after it became available. The complaints allege that Pfizer and Warner-

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lambert engaged in anticompetitive conduct in violation of the Sherman Act that included, among other things, submitting patents for listing in the Orange Book and prosecuting and enforcing certain patents relating to Neurontin, as well as engaging in off-label marketing of Neurontin. Plaintiffs seek compensatory damages on behalf of the class, which may be subject to trebling.

Lipitor

•	Whistleblower Action

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

•	Antitrust Actions

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

Chantix/Champix

•	Actions in the U.S.

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

•	Actions in Canada

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

•
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

•	Petitioners in each of the six test cases have filed an election to bring a civil action.

Pristiq
In November 2007, a class action was filed in the U.S. District Court for the Southern District of New York against Wyeth and certain former officers of Wyeth. An amended complaint was filed in April 2008 naming certain additional former officers and certain employees of Wyeth as defendants. The amended complaint alleged that the defendants violated federal securities laws by misrepresenting the safety of Pristiq during the period before the FDA’s issuance in July 2007 of an “approvable letter” for Pristiq for the treatment of vasomotor symptoms. The plaintiff sought unspecified damages on behalf of the class. In September 2012, the court certified a class consisting of all persons who purchased Wyeth common stock from June 26, 2006 to July 24, 2007. In November 2012, the parties entered into a settlement agreement, which is subject to court approval, providing for the payment by Wyeth of $67.5 million.

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

Various Drugs: Co-Pay Programs
In March 2012, a purported class action was filed against Pfizer and Amgen Inc. in the U.S. District Court for the Southern District of New York. The plaintiffs seek to represent a class consisting of all entities in the U.S. and its territories that have reimbursed patients for the purchase of certain Pfizer drugs for which co-pay programs exist or have existed. The plaintiffs allege that these programs violate the federal RICO Act and federal antitrust law by, among other things, providing an incentive for patients to use certain Pfizer drugs rather than less-expensive competitor products, thereby increasing the payers’ reimbursement costs. The plaintiffs seek treble damages on behalf of the putative class for their excess reimbursement costs allegedly attributable to the co-pay programs as well as an injunction prohibiting us from offering such programs. In May and July 2012, respectively, substantially similar purported class actions were filed against Pfizer in the U.S. District Courts for the Eastern District of New York and the Southern District of Illinois. In August 2012, the action in the Eastern District of New York was voluntarily dismissed by the plaintiff. In October 2012, the action in the Southern District of Illinois was stayed pending the outcome of the action in the Southern District of New York. In October 2012, the plaintiffs in the action in the Southern District of New York voluntarily dismissed Amgen as a defendant. Similar purported class actions have been filed against several other pharmaceutical companies.

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

Trade Secrets Action in California
In 2004, Ischemia Research and Education Foundation (IREF) and its chief executive officer brought an action in California Superior Court, Santa Clara County, against a former IREF employee and Pfizer. Plaintiffs allege that defendants conspired to misappropriate certain information from IREF’s allegedly proprietary database in order to assist Pfizer in designing and executing a clinical study of a Pfizer drug. In 2008, the jury returned a verdict for compensatory damages of approximately $38.7 million. In March 2009, the court awarded prejudgment interest, but declined to award punitive damages. In July 2009, the court granted our motion for a new trial and vacated the jury verdict. In August 2009, IREF appealed the trial court’s decision to the California Court of Appeal, Sixth Appellate District.

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation's discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth’s discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, we finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility and commenced construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Brook facility's main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study. The estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility are covered by accruals previously taken by us.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

In February 2011, King received notice from theDOJ advising that the EPA has requested that DOJ initiate enforcement action seeking injunctive relief and penalties against King for alleged non-compliance with certain provisions of the federal Clean Air Act at its Bristol, Tennessee manufacturing facility. King has executed a tolling agreement with the DOJ in order to facilitate the possible resolution of this matter. We do not expect that any injunctive relief or penalties that may result from this matter will be material to Pfizer.

In October 2011, we voluntarily disclosed to the EPA potential non-compliance with certain provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. We do not expect that any injunctive relief or penalties that may result from our voluntary disclosure will be material to Pfizer. Separately, in October 2012, the EPA issued an administrative complaint and penalty demand of $216,000 to resolve alleged non-compliance with similar provisions of the federal Clean Air Act that the EPA identified as part of its March 2010 inspection of the Baceloneta facility. We are reviewing the complaint and expect to engage in settlement discussions with the EPA in the near future.

D. Government Investigations

Like other pharmaceutical companies, we are subject to extensive regulation by national, state and local government agencies in the U.S. and in the other countries in which we operate. As a result, we have interactions with government agencies on an ongoing basis. Among the investigations by government agencies are those discussed below. It is possible that criminal charges and substantial fines and/or civil penalties could result from government investigations in addition to the criminal charges, fines and civil penalties discussed below.

In mid-August 2012, Wyeth entered into an agreement-in-principle with the DOJ to resolve the previously reported criminal investigation regarding Wyeth's promotional practices with respect to Protonix prior to Wyeth's acquisition by Pfizer in October 2009. Under the agreement-in-principle, Wyeth will pay $55 million in civil disgorgement under the U.S. Federal Food, Drug and Cosmetic Act, plus interest, to resolve the DOJ's allegations, which relate to the time period from February 2000 through June 2001. Wyeth will not admit to any wrongdoing. The resolution is subject to the execution of a final settlement agreement by the parties, which is expected to occur in the coming months.

The DOJ is conducting a civil investigation regarding Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes prior to Wyeth's acquisition by Pfizer. In 2009, the DOJ filed a civil complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. The complaint alleges that Wyeth’s practices relating to the pricing for Protonix for Medicaid rebate purposes between 2001 and 2006 violated the Federal Civil False Claims Act and federal common law. The two qui tam actions have been unsealed and the complaints include substantially similar allegations. In addition, in 2009, several states and the District of Columbia filed a complaint under the same docket number asserting violations of various state laws based on allegations substantially similar to those set forth in the civil complaint filed by the DOJ. We are exploring with the DOJ various ways to resolve this matter.

In October 2012, Wyeth entered into an agreement-in-principle with the DOJ to resolve the previously reported civil and criminal investigation with respect to Wyeth's promotional practices relating to Rapamune prior to Wyeth's acquisition by Pfizer. Under the agreement-in-principle, we will pay approximately $257 million to resolve the civil allegations and approximately $234 million to resolve the criminal allegations, and Wyeth will plead guilty to a misdemeanor misbranding offense under the U.S. Federal Food, Drug and Cosmetic Act. The resolution is subject to the execution of final settlement agreements by the parties, which is expected to occur in the coming months. In connection with the agreement-in-principle, we recorded a charge of $491 million, which is not deductible for income tax purposes, in the third quarter of 2012.

We received civil investigative demands and informal inquiries from the consumer protection divisions of several states seeking information and documents concerning the promotion of Lyrica and Zyvox. These requests relate to the same past promotional practices concerning these products that were the subject of previously reported settlements in September 2009 with the DOJ

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and the Medicaid fraud control units of various states. In October 2012, we entered into an agreement-in-principle to resolve this matter, pursuant to which we will pay approximately $43 million and not admit to any wrongdoing. The resolution is subject to the execution of final settlement agreements by the parties, which is expected to occur in the coming months.

GUARANTEES AND INDEMNIFICATIONS

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant. See also Note 1C. Basis of Presentation and Significant Policies: Fair Value.

Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our operations through five operating segments––Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, Animal Health, and Consumer Healthcare. (As of the third quarter of 2012, the Animal Health and Consumer Healthcare business units are no longer managed as a single operating segment.) Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and IPR&D projects that generally have achieved proof-of-concept.

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

Operating Segments

A description of each of our five operating segments follows:

•
Primary Care operating segment––includes revenues and earnings, as defined by management, from human pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, cardiovascular (excluding pulmonary arterial hypertension), erectile dysfunction, genitourinary, major depressive disorder, pain, respiratory and smoking cessation. Examples of products in this unit include Celebrex, Chantix/Champix, Lipitor (in certain EU countries and in Australia and New Zealand), Lyrica, Premarin, Pristiq and Viagra. All revenues and earnings for such products are allocated to the Primary Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

•	Specialty Care and Oncology operating segment––comprises the Specialty Care business unit and the Oncology business unit.

◦
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

◦
Oncology–– includes revenues and earnings, as defined by management, from human prescription pharmaceutical products addressing oncology and oncology-related illnesses. The products in this unit include Inlyta, Sutent, Torisel, Xalkori and, as of September 4, 2012, Bosulif in the U.S. All revenues and earnings for such products are allocated to the Oncology unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

•	Established Products and Emerging Markets operating segment––comprises the Established Products business unit and the Emerging Markets business unit.

◦
Established Products––generally includes revenues and earnings, as defined by management, from human prescription pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. In certain situations, products may be transferred to this unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This unit also excludes revenues and earnings generated in Emerging Markets. Examples of products in this unit include Arthrotec, Effexor, Lipitor (in the U.S., Canada, South Korea and Japan), Medrol, Norvasc, Protonix, Relpax, Vfend (in the U.S. and South Korea), Xalatan (in the U.S., Canada and South Korea) and Zosyn/Tazocin.

◦
Emerging Markets––includes revenues and earnings, as defined by management, from all human prescription pharmaceutical products sold in Emerging Markets, including Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

•
Animal Health operating segment––includes worldwide revenues and earnings, as defined by management, from products and services to prevent and treat disease in livestock and companion animals, including anti-infectives, vaccines, parasiticides, medicinal feed additives, other pharmaceutical products and other non-pharmaceutical products.

•
Consumer Healthcare operating segment––generally includes worldwide revenues and earnings, as defined by management, from non-prescription products in the following therapeutic categories: dietary supplements, pain management, respiratory and personal care. Products marketed by Consumer Healthcare include Advil, Caltrate, Centrum, ChapStick, Emergen-C, Preparation H and Robitussin.

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

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Worldwide Research and Development (WRD), which is generally responsible for human health research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. WRD is also responsible for all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

•
Pfizer Medical is responsible for external affairs relating to all therapeutic areas, providing Pfizer-related medical information to healthcare providers, patients and other parties, and quality assurance and regulatory compliance activities, which include conducting clinical trial audits and readiness reviews.

•
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

•
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

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $183 billion as of September 30, 2012 and approximately $188 billion as of December 31, 2011.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected income statement information

The following table provides selected income statement information by reportable segment:

	Revenues		R&D Expenses		Earnings(a)
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Three Months Ended
Reportable Segments:
Primary Care(b)	$3,610	$5,948	$247	$286	$2,112	$4,156
Specialty Care and Oncology	3,735	4,131	345	400	2,630	2,678
Established Products and Emerging Markets(c)	4,772	4,668	84	71	2,673	2,432
Total reportable segments	12,117	14,747	676	757	7,415	9,266
Other operating segments(d)	1,797	1,808	357	98	328	595
Other business activities(e)	62	54	656	834	(673)	(856)
Reconciling Items:
Corporate(f)	—	—	230	308	(1,382)	(1,847)
Purchase accounting adjustments(g)	—	—	(1)	(3)	(1,141)	(1,698)
Acquisition-related costs(h)	—	—	—	6	(229)	(293)
Certain significant items(i)	—	—	47	149	(1,158)	(1,309)
Other unallocated(j)	—	—	16	27	(169)	(317)
	$13,976	$16,609	$1,981	$2,176	$2,991	$3,541
Nine Months Ended
Reportable Segments:
Primary Care(b)	$11,725	$17,259	$739	$912	$7,399	$11,513
Specialty Care and Oncology	11,423	12,407	1,044	1,122	7,883	8,137
Established Products and Emerging Markets(c)	15,173	13,945	223	206	8,926	7,397
Total reportable segments	38,321	43,611	2,006	2,240	24,208	27,047
Other operating segments(d)	5,404	5,296	551	304	1,423	1,593
Other business activities(e)	193	211	2,001	2,538	(2,028)	(2,558)
Reconciling Items:
Corporate(f)	—	—	746	945	(4,805)	(5,526)
Purchase accounting adjustments(g)	—	—	(3)	—	(3,752)	(5,197)
Acquisition-related costs(h)	—	—	5	9	(650)	(1,455)
Certain significant items(i)	—	—	386	397	(3,921)	(3,175)
Other unallocated(j)	—	—	42	54	(565)	(580)
	$43,918	$49,118	$5,734	$6,487	$9,910	$10,149

(a)	Income from continuing operations before provision for taxes on income.

(b)
Revenues and Earnings from the Primary Care segment decreased in the three and nine months ended September 30, 2012 as compared to the prior year, and earnings as a percentage of revenues also declined, mainly due to the loss of exclusivity for Lipitor in the U.S. and Japan and the subsequent shift in the reporting of Lipitor U.S. and Japan results to the Established Products business unit and the loss of exclusivity for Lipitor in the majority of developed European markets in March and May 2012.

(c)
Revenues and Earnings from the Established Products and Emerging Markets segment increased in the three and nine months ended September 30, 2012 as compared to the prior year, primarily due to additional products losing exclusivity and moving to the Established Products unit and increased operational sales in emerging markets partially offset by unfavorable foreign exchange. Earnings also increased due to the change in the mix of products.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(d)
Includes the Animal Health operating segment and the Consumer Healthcare operating segment. Higher R&D expenses and lower Earnings reflects the Consumer Healthcare acquisition of the over-the-counter (OTC) rights for Nexium (see Note 2A. Acquisitions and Divestitures: Acquisitions).

(e)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the research and development costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(f)
Corporate for R&D expenses includes, among other things, administration expenses and compensation expenses associated with our research and development activities and for Earnings includes, among other things, administration expenses, interest income/(expense), certain compensation and other costs not charged to our operating segments.

(g)	Purchase accounting adjustments include certain charges related to the fair value adjustments to inventory, intangible assets and property, plant and equipment.

(h)
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

(i)
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

For Earnings in the third quarter of 2012, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $264 million, (ii) charges for certain legal matters of $725 million, (iii) certain asset impairment charges of $54 million and (iv) other charges of $115 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For Earnings in the third quarter of 2011, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $1.1 billion, (ii) charges for certain legal matters of $132 million and (iii) certain asset impairment charges of $106 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For Earnings in the first nine months of 2012, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $1.2 billion, (ii) charges for certain legal matters of $2.0 billion, (iii) certain asset impairment charges of $543 million and (iv) other charges of $243 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For Earnings in the first nine months of 2011, certain significant items include: (i) restructuring charges and implementation costs associated with our cost-reduction and productivity initiatives that are not associated with an acquisition of $1.9 billion, (ii) charges for certain legal matters of $657 million, (iii) certain asset impairment charges of $595 million and (iv) other charges of $24 million (see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net for additional information).

For R&D in all periods presented, certain significant items primarily reflect additional depreciation––asset restructuring and implementation costs.

(j)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Geographic Information

The following table provides revenues by geographic area:

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Revenues
United States	$5,627	$6,879	(18)	$17,303	$20,603	(16)
Developed Europe(a)	2,976	4,027	(26)	10,025	12,078	(17)
Developed Rest of World(b)	2,529	2,807	(10)	7,830	7,974	(2)
Emerging Markets(c)	2,844	2,896	(2)	8,760	8,463	4
Total Revenues	$13,976	$16,609	(16)	$43,918	$49,118	(11)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.2 billion and $3.0 billion in the third quarter of 2012 and 2011, respectively, and $7.5 billion and $9.1 billion in the first nine months of 2012 and 2011, respectively.

(b)	Developed Rest of World region includes the following markets: Australia, Canada, Japan, New Zealand and South Korea.

(c)	Emerging Markets region includes, but is not limited to, the following markets: Asia (excluding Japan and South Korea), Latin America, Middle East, Africa, Central and Eastern Europe and Turkey.

C. Other Revenue Information

Significant Product Revenues

The following table provides revenues by product:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues from biopharmaceutical products:
Lipitor(a)	$749	$2,602	$3,364	$7,578
Lyrica	1,036	961	3,026	2,695
Enbrel (Outside the U.S. and Canada)	893	957	2,780	2,741
Prevnar 13/Prevenar 13	868	1,006	2,725	2,823
Celebrex	676	643	1,969	1,856
Viagra	517	493	1,498	1,458
Norvasc	319	350	1,001	1,081
Zyvox	328	321	996	965
Sutent	294	298	913	870
Premarin family	262	267	797	757
Genotropin	212	215	619	654
Xalatan/Xalacom	181	277	617	960
BeneFIX	201	178	577	518
Detrol/Detrol LA	176	213	576	668
Vfend	187	171	543	558
Chantix/Champix	146	156	496	545
Pristiq	152	146	461	422
Refacto AF/Xyntha	150	140	420	380
Revatio	135	140	414	393
Zoloft	129	139	398	420
Medrol	113	127	388	383
Zosyn/Tazocin	109	149	378	490

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effexor	107	165	342	537
Geodon/Zeldox	57	263	322	753
Zithromax/Zmax	89	93	318	335
Prevnar/Prevenar (7-valent)	81	98	303	406
Fragmin	91	95	283	283
Relpax	92	86	266	250
Rapamune	92	96	259	285
Cardura	79	92	254	289
Aricept(b)	71	117	249	335
Tygacil	82	76	249	224
EpiPen(c)	67	59	217	160
Xanax XR	66	77	203	232
BMP2	58	83	192	277
Caduet	68	150	191	435
Sulperazon	62	51	191	155
Diflucan	61	72	185	201
Dalacin/Cleocin	74	51	176	139
Neurontin	52	67	172	222
Unasyn	54	58	165	172
Aromasin	51	85	162	294
Arthrotec	50	61	159	182
Inspra	51	51	156	142
Toviaz	52	49	150	137
Metaxalone/Skelaxin(c)	55	57	149	145
Methotrexate	50	51	148	133
Protonix	50	65	140	168
Alliance revenues(d)	879	919	2,577	2,678
All other biopharmaceutical products(e)	1,643	1,611	5,187	4,827
	12,117	14,747	38,321	43,611
Revenues from other products:
Animal Health	1,017	1,041	3,128	3,078
Consumer Healthcare	780	767	2,276	2,218
Other(f)	62	54	193	211
	$13,976	$16,609	$43,918	$49,118

(a)
Lipitor lost exclusivity in the U.S. in November 2011 and various other markets in 2011 and 2012. This loss of exclusivity reduced branded worldwide revenues by $1.9 billion in the third quarter of 2012, in comparison with the third quarter of 2011, and by $4.2 billion in the first nine months of 2012, in comparison with the first nine months of 2011.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Subsequent Events

A. Equity-Method Investment in Hisun-Pfizer Pharmaceuticals Co., Ltd.
On September 6, 2012, Pfizer and Zhejiang Hisun Pharmaceuticals, a leading Chinese pharmaceutical company, created a new company, Hisun-Pfizer Pharmaceuticals Co., Ltd. (HPP), to develop, manufacture and commercialize off-patent pharmaceutical products in China and global markets. In accordance with our international reporting periods, this transaction will be accounted for in the fourth quarter of 2012. HPP was established with registered capital of $250 million. Zhejiang Hisun Pharmaceuticals holds a 51% equity interest and Pfizer holds a 49% equity interest in HPP. The parties will contribute select existing products to HPP, which will have a broad portfolio covering cardiovascular disease, infectious disease, oncology, mental health, and other therapeutic areas. The parties will also contribute manufacturing sites, cash and other relevant assets. Our investment in HPP will be accounted for under the equity method.

B. Announcement of Intention to Acquire NextWave Pharmaceuticals, Inc.
On October 22, 2012, Pfizer announced its intention to acquire NextWave Pharmaceuticals, Inc. (NextWave), a privately held, specialty pharmaceutical company focused on the development and commercialization of products for the treatment of attention deficit/hyperactivity disorder (ADHD) and related central nervous system (CNS) disorders. Pfizer will make a payment of $255 million to NextWave's shareholders at the closing of the transaction and additional payments of up to $425 million based on certain sales milestones. Pfizer had previously entered into an option and merger agreement with NextWave during the second quarter of 2012 and made an option payment of $20 million. The transaction is expected to close during the fourth quarter of 2012, subject to regulatory approval in the United States, and other customary closing conditions. NextWave is the developer of Quillivant XR™ (methylphenidate hydrochloride) for extended-release oral suspension, CII, the first once-daily liquid medication approved for the treatment of ADHD, and holds the exclusive North American commercialization rights to Quillivant XR. Quillivant XR received approval from the FDA on September 27, 2012.

C. New Share Repurchase Plan

On November 1, 2012, we announced that the Board of Directors authorized, effective upon the consummation of the sale of the Nutrition business to Nestlé, a new $10 billion share repurchase plan to be utilized over time. We expect the sale of the Nutrition business to Nestlé to close in the next few months.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of September 30, 2012, and the related condensed consolidated statements of income and condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012, and October 2, 2011, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012, and October 2, 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 8, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 53 provides information about the following: our business; our performance during the third quarter and first nine months of 2012 and 2011; our operating environment; our strategy; our business development initiatives; and our financial guidance for 2012.

•	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 61, and consists of the following sub-sections:

◦
Revenues. This sub-section, beginning on page 61, provides an analysis of our products and revenues for the third quarter and first nine months of 2012 and 2011, as well as an overview of research and development expenses and important biopharmaceutical product developments.

◦	Costs and Expenses. This sub-section, beginning on page 77, provides a discussion about our costs and expenses.

◦	Provision for Taxes on Income. This sub-section, on page 82, provides a discussion of items impacting our tax provisions.

◦	Discontinued Operations. This sub-section, beginning on page 83, provides an analysis of the financial statement impact of our discontinued operations.

◦	Adjusted Income. This sub-section, beginning on page 83, provides a discussion of an alternative view of performance used by management.

•	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, on page 88, provides a discussion of changes in certain components of other comprehensive income.

•	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 88, provides a discussion of changes in certain balance sheet accounts.

•	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 89, provides an analysis of our cash flows for the first nine months of 2012 and 2011.

•
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 90, provides an analysis of selected measures of our liquidity and of our capital resources as of September 30, 2012 and December 31, 2011 and a discussion of our outstanding debt and commitments that existed as of September 30, 2012 and December 31, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	New Accounting Standards. This section, beginning on page 93, discusses recently adopted and recently issued accounting standards.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 94 provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements set forth in this MD&A relating to our financial and operating performance, business plans and prospects, in-line products and product candidates, strategic review, capital allocation, business-development plans, and share-repurchase and dividend-rate plans. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

The following table provides the components of the condensed consolidated statements of income:

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Revenues	$13,976	$16,609	(16)	$43,918	$49,118	(11)

Cost of sales	2,665	3,409	(22)	8,162	10,449	(22)
% of revenues	19.1%	20.5%		18.6%	21.3%

Selling, informational and administrative expenses	3,847	4,457	(14)	11,801	13,635	(13)
% of revenues	27.5%	26.8%		26.9%	27.8%

Research and development expenses	1,981	2,176	(9)	5,734	6,487	(12)
% of revenues	14.2%	13.1%		13.1%	13.2%

Amortization of intangible assets	1,228	1,389	(12)	3,939	4,138	(5)
% of revenues	8.8%	8.4%		9.0%	8.4%

Restructuring charges and certain acquisition-related costs	302	1,090	(72)	1,089	2,458	(56)
% of revenues	2.2%	6.6%		2.5%	5.0%

Other deductions––net	962	547	76	3,283	1,802	82
Income from continuing operations before provision for taxes on income	2,991	3,541	(16)	9,910	10,149	(2)
% of revenues	21.4%	21.3%		22.6%	20.7%

Provision/(benefit) for taxes on income	(119)	1,216	(110)	1,882	3,167	(41)
Effective tax rate	(4.0)%	34.3%		19.0%	31.2%

Income from continuing operations	3,110	2,325	34	8,028	6,982	15
% of revenues	22.3%	14.0%		18.3%	14.2%

Discontinued operations––net of tax	104	1,424	(93)	249	1,619	(85)

Net income before allocation to noncontrolling interests	3,214	3,749	(14)	8,277	8,601	(4)
% of revenues	23.0%	22.6%		18.8%	17.5%

Less: Net income attributable to noncontrolling interests	6	11	(45)	22	31	(29)
Net income attributable to Pfizer Inc.	$3,208	$3,738	(14)	$8,255	$8,570	(4)
% of revenues	23.0%	22.5%		18.8%	17.4%

Earnings per common share––basic:(a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.42	$0.30	40	$1.07	$0.88	22
Discontinued operations––net of tax	0.01	0.18	(94)	0.03	0.21	(86)
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.48	(10)	$1.10	$1.09	1

Earnings per common share––diluted:(a)
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.41	$0.30	37	1.06	0.88	20
Discontinued operations––net of tax	0.01	0.18	(94)	0.03	0.20	(85)
Net income attributable to Pfizer Inc. common shareholders	$0.43	$0.48	(10)	$1.09	$1.08	1

Cash dividends paid per common share	$0.22	$0.20	10	$0.66	$0.60	10

(a)	EPS amounts may not add due to rounding.

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

On August 13, 2012, we filed a registration statement with the U.S. Securities and Exchange Commission (SEC) for a potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business, Zoetis Inc. (Zoetis). If the IPO is successfully completed, which we are targeting for the first half of 2013, we will have a variety of options to achieve a potential full separation of Zoetis. As we continue to work toward a potential IPO and a potential full separation of Zoetis, we remain open to all alternatives to maximize the after-tax return for our shareholders. The Animal Health business continues to be presented as a continuing operation in the condensed consolidated financial statements.

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé for $11.85 billion in cash. The transaction is expected to close in the next few months, assuming the receipt of the required regulatory clearances and satisfaction of other closing conditions. Beginning in the second quarter of 2012, we report the operating results of the Nutrition business as Discontinued operations––net of tax in the condensed consolidated statements of income for all periods presented. The transaction also includes the sale of certain prenatal multivitamins currently commercialized by the Pfizer Consumer Healthcare business unit. The operating results of this product line are also included in Discontinued operations––net of tax for all periods presented. In addition, the assets and liabilities associated with this discontinued operation are classified as Assets of discontinued operations and other assets held for sale and Liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets.

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. The operating results associated with this business and the gain on the sale of Capsugel are reported as Discontinued operations––net of tax in our condensed consolidated statements of income for the three and nine months ended October 2, 2011.

On January 31, 2011, we completed a tender offer for the outstanding shares of common stock of King Pharmaceuticals, Inc. (King) and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash. Commencing from January 31, 2011, our financial statements include the assets, liabilities, operating results and cash flows of King. As a result, in accordance with our domestic and international reporting periods, our condensed consolidated financial statements for the nine months ended October 2, 2011 reflect approximately eight months of King's U.S. operations and approximately seven months of King's international operations.

Our 2012 Performance

Revenues in the third quarter of 2012 were $14.0 billion, a decrease of 16% compared to the same period in 2011, due to an operational decline of $1.9 billion, or 12%, primarily as the result of the impact of the loss of exclusivity of Lipitor in all major markets, including the U.S. on November 30, 2011 and the majority of developed European markets in March and May 2012, and the unfavorable impact of foreign exchange of $699 million, or 4%.

Revenues in the first nine months of 2012 were $43.9 billion, a decrease of 11% compared to the same period in 2011, due to an operational decline of $4.0 billion, or 9%, primarily as the result of the aforementioned loss of exclusivity of Lipitor, and the unfavorable impact of foreign exchange of $1.2 billion, or 2%.

The following table provides the significant impacts on revenues for the three and nine months ended September 30, 2012 compared to the same periods ended October 2, 2011:

(MILLIONS OF DOLLARS)	September 30, 2012 vs. October 2, 2011 Worldwide Change	% Change Worldwide	% Change U.S.	% Change International
Three Months Ended
Lipitor(a)	$(1,853)	(71)	(87)	(51)
Geodon/Zeldox(a)	(206)	(78)	(88)	(33)
Prevnar 13/Prevenar 13	(138)	(14)	(3)	(22)
Xalatan/Xalacom(a)	(96)	(35)	—	(36)
Caduet(a)	(82)	(55)	(84)	(21)
Effexor	(58)	(35)	(29)	(38)
Zosyn/Tazocin	(40)	(27)	(48)	(5)
Aromasin(a)	(34)	(40)	(63)	(38)
Prevnar/Prevenar (7-valent)	(17)	(17)	—	(17)
Celebrex	33	5	8	—
Lyrica	75	8	13	4
Alliance Revenue(a)	(40)	(4)	20	(45)
All other biopharmaceutical products(b)	32	2	18	(5)
Animal Health products	(24)	(2)	4	(7)
Consumer Healthcare products	13	2	(5)	9

Nine Months Ended
Lipitor(a)	$(4,214)	(56)	(79)	(26)
Geodon/Zeldox(a)	(431)	(57)	(65)	(17)
Xalatan/Xalacom(a)	(343)	(36)	(81)	(27)
Caduet(a)	(244)	(56)	(89)	(18)
Effexor	(195)	(36)	(51)	(27)
Aromasin(a)	(132)	(45)	(81)	(37)
Zosyn/Tazocin	(112)	(23)	(34)	(9)
Prevnar/Prevenar (7-valent)	(103)	(25)	—	(25)
Prevnar 13/Prevenar 13	(98)	(3)	(7)	1
Celebrex	113	6	7	4
Lyrica	331	12	10	14
Alliance revenue(a)	(101)	(4)	17	(36)
All other biopharmaceutical products(b)	360	7	25	(1)
Animal Health products	50	2	7	(2)
Consumer Healthcare products	58	3	(3)	8

(a)
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

(b)	Includes the “All other” category included in the Revenues—Major Biopharmaceutical Products table presented in this MD&A, which includes sales of generic atorvastatin.

Income from continuing operations for the third quarter of 2012 was $3.1 billion, compared to $2.3 billion in the third quarter of 2011, and $8.0 billion in the first nine months of 2012, compared to $7.0 billion in the first nine months of 2011, primarily reflecting, among other items:

•	the favorable impacts of a settlement with the U.S. Internal Revenue Service and the resolution of certain foreign tax audits, in the third quarter of 2012, all of which related to multiple tax years;

•	purchase accounting charges that were approximately $439 million lower in the third quarter and $1.1 billion lower in first nine months of 2012 than in the same periods in 2011;

•	acquisition-related costs that were approximately $50 million lower in the third quarter and $647 million lower in first nine months of 2012 than in the same periods in 2011;

•
asset impairment charges that were approximately $96 million lower in the third quarter of 2012 and $64 million lower in the first nine months of 2012 than in the same periods in 2011 (see further discussion in the “Costs and Expenses––Other Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions––net); and

•
charges related to our non-acquisition related cost-reduction and productivity initiatives that were approximately $807 million lower in the third quarter of 2012 and $747 million lower in the first nine months of 2012 than in the same periods in 2011;

partially offset by:

•	the loss of exclusivity of Lipitor, as well as certain other products, resulting in lower revenues and associated expenses (see also the “Industry-Specific Challenges” section of this MD&A); and

•
charges for certain legal matters that were approximately $594 million higher in the third quarter and $1.4 billion higher in the first nine months of 2012 than in the same periods in 2011 (see further discussion in the “Costs and Expenses––Other Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions––net).

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

In each of 2012 and 2011, we recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
approximately $179 million in the third quarter of 2012 and $215 million in the third quarter of 2011, and approximately $413 million in the first nine months of 2012 and $539 million in the first nine months of 2011 recorded as a reduction to Revenues, related to the extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
approximately $75 million in the third quarter of 2012 and $45 million in the third quarter of 2011, and approximately $256 million in the first nine months of 2012 and $183 million in the first nine months of 2011 related to the annual fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

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

•
Lipitor in the U.S.––Lipitor lost exclusivity in the U.S. in November 2011. The entry of multi-source generic competition in the U.S. began in May 2012, with attendant increased competitive pressures. Beginning in 2012, sales of Lipitor in the U.S. are reported in our Established Products business unit.

Lipitor in international markets––Lipitor lost exclusivity in Japan in June 2011 (with generic competition occurring in November 2011), Australia in April 2012 and the majority of developed European markets in March 2012 and May 2012.

•
Other recent loss of exclusivity impacts––In the U.S., we lost exclusivity for Vfend tablets in February 2011, for Xalatan in March 2011 and for Geodon in March 2012. The basic U.S. patent (including the six-month pediatric exclusivity period) for Protonix expired in January 2011. The basic patent for Vfend tablets in Brazil expired in January 2011. We lost exclusivity for Aromasin in the U.S. in April 2011, in the majority of European markets in July 2011 and in Japan in November 2011. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012. We lost exclusivity for Aricept in the majority of European markets in February 2012 and April 2012. Caduet lost exclusivity in the U.S. in November 2011 and in the majority of European markets in March and May 2012. We lost exclusivity in the U.S. in September 2012 for Revatio tablet and for Detrol IR.

•	Aricept––Our rights to Aricept in Japan will return to Eisai Co., Ltd. in December 2012.

•
Spiriva––Our collaboration with Boehringer Ingelheim (BI) for Spiriva will expire on a country-by-country basis between 2012 and 2016, including the expiration in certain European Union (EU) markets in 2012.

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

Our Strategy

We believe that our medicines provide significant value for both healthcare providers and patients, not only from the improved treatment of diseases but also from a reduction in other healthcare costs, such as emergency room or hospitalization costs, as well as improvements in health, wellness and productivity. We continue to actively engage in dialogues about the value of our products and how we can best work with patients, physicians and payers to prevent and treat disease and improve outcomes. We will work within the current legal and pricing structures, as well as continue to review our pricing arrangements and contracting methods with payers, to maximize access to patients and minimize the adverse impact on our revenues.

On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé. In addition, on August 13, 2012 we filed a registration statement with the SEC for a potential IPO of up to a 20% ownership stake in our Animal Health business, Zoetis. If the IPO is successfully completed, which we are targeting for the first half of 2013, we will have a variety of options to achieve a potential full separation of Zoetis. As we continue to work toward a potential IPO and a potential full separation of Zoetis, we remain open to all alternatives to maximize the after-tax return for our shareholders. If

Nutrition and Animal Health are fully separated from the Company, then, following these separations, Pfizer will be a global biopharmaceutical company with an innovative core and a value core, with different cost structures and operating drivers, and a complementary Consumer Healthcare business with several well-known brands. The innovative core includes a portfolio of innovative, largely patent-protected, in-line products and an R&D organization focused on continuing to build a robust pipeline of highly differentiated product candidates in areas of unmet medical needs. The value core includes a portfolio of products that have lost exclusivity or are approaching the loss of exclusivity that help meet the global need for less expensive, quality medicines.

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

We continue to closely evaluate our global research and development function and pursue strategies to improve innovation and overall productivity by prioritizing areas with the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time. To that end, our research primarily focuses on five high-priority areas that have a mix of small and large molecules––immunology and inflammation; oncology; cardiovascular, metabolic and endocrine diseases; neuroscience and pain; and vaccines. In addition to reducing the number of disease areas of focus and the number of R&D programs, we have realigned and reduced our research and development footprint, and outsourced certain functions that do not drive competitive advantage for Pfizer. As a result of these actions, we are experiencing significant reductions in our annual research and development expenses, which are reflected in our 2012 financial guidance, and we are incurring significant costs in order to achieve these reductions, which are also reflected in our 2012 financial guidance. For additional information, see the “Our Financial Guidance for 2012” and “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” sections of this MD&A.

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

For information about our pending new drug applications (NDA) and supplemental filings, see the “Revenues—Product Developments––Biopharmaceutical” section of this MD&A.

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

•
On October 22, 2012, Pfizer announced its intention to acquire NextWave Pharmaceuticals, Inc. (NextWave), a privately held, specialty pharmaceutical company focused on the development and commercialization of products for the treatment of attention deficit/hyperactivity disorder (ADHD) and related central nervous system (CNS) disorders. Pfizer will make a payment of $255 million to NextWave's shareholders at the closing of the transaction and additional payments of up to $425 million based on certain sales milestones. Pfizer had previously entered into an option and merger agreement with NextWave during the second quarter of 2012 and made an option payment of $20 million. The transaction is expected to close during the fourth quarter of 2012, subject to regulatory approval in the United States, and other customary closing conditions. NextWave is the developer of Quillivant XR™ (methylphenidate hydrochloride) for extended-release oral suspension, CII, the first once-daily liquid medication approved for the treatment of ADHD, and holds the exclusive North American commercialization rights to Quillivant XR. Quillivant XR received approval from the U.S. Food and Drug Administration (FDA) on September 27, 2012.

•
On September 6, 2012, Pfizer and Zhejiang Hisun Pharmaceuticals, a leading Chinese pharmaceutical company, created a new company, Hisun-Pfizer Pharmaceuticals Co., Ltd. (HPP), to develop, manufacture and commercialize off-patent pharmaceutical products in China and global markets. In accordance with our international reporting periods, this transaction will be accounted for in the fourth quarter of 2012. HPP was established with registered capital of $250 million. Zhejiang Hisun Pharmaceuticals holds a 51% equity interest and Pfizer holds a 49% equity interest in HPP. The parties will contribute select existing products to HPP, which will have a broad portfolio covering cardiovascular disease, infectious disease, oncology, mental health, and other therapeutic areas.  The parties will also contribute manufacturing sites, cash and other relevant assets. Our investment in HPP will be accounted for under the equity method.

•
On August 13, 2012, we filed a registration statement with the SEC for a potential IPO of up to a 20% ownership stake in our Animal Health business, Zoetis. If the IPO is successfully completed, which we are targeting for the first half of 2013, we will have a variety of options to achieve a potential full separation of Zoetis. As we continue to work toward a potential IPO and a potential full separation of Zoetis, we remain open to all alternatives to maximize the after-tax return for our shareholders. The Animal Health business continues to be presented as a continuing operation in the condensed consolidated financial statements.

•
On August 13, 2012, we announced that we entered into an agreement with AstraZeneca for the over-the-counter (OTC) rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. Under the terms of the agreement, we acquired the exclusive global rights to market Nexium for the approved OTC indications. We made an upfront payment of $250 million to AstraZeneca, and AstraZeneca is eligible to receive milestone payments of up to $550 million based on product launches and level of sales as well as royalty payments based on sales. A marketing authorization application for OTC Nexium in a 20 mg tablet form was filed with the European Medicines Agency in June 2012. A new drug application filing for OTC Nexium in the U.S. in a 20 mg delayed-release capsule is targeted for the first half of 2013.

•
On April 23, 2012, we announced that we entered into an agreement to sell our Nutrition business to Nestlé for $11.85 billion in cash. The transaction is expected to close in the next few months, assuming receipt of the required regulatory clearances and satisfaction of other closing conditions. See Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions and Divestitures: Divestitures.

•
On March 12, 2012, Biocon and Pfizer announced the conclusion of their alliance to commercialize Biocon’s biosimilar versions of insulin and insulin analog products. The companies agreed that, due to the individual priorities for their respective biosimilars businesses, it was in their best interest to move forward independently.

•
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

•
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

•
On August 1, 2011, we sold our Capsugel business for approximately $2.4 billion in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions and Divestitures: Divestitures.

•
On January 31, 2011, we completed a tender offer for the outstanding shares of common stock of King and acquired approximately 92.5% of the outstanding shares for approximately $3.3 billion in cash. On February 28, 2011, we acquired the remaining outstanding shares of King for approximately $300 million in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisition and Divestitures: Acquisitions.

Our Financial Guidance for 2012

We forecast 2012 revenues of $58.0 billion to $59.0 billion, Reported diluted earnings per common share (EPS) of $1.30 to $1.38 and Adjusted diluted EPS of $2.14 to $2.17. The current exchange rates assumed in connection with the 2012 financial guidance are a blend of the actual exchange rates in effect during the first nine months of 2012 and the mid-October 2012 exchange rates for the remainder of the year. For an understanding of Adjusted income and Adjusted diluted EPS, see the “Adjusted Income” section of this MD&A.

The following table provides a reconciliation of 2012 Adjusted income and Adjusted diluted EPS guidance to 2012 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

	Full-Year 2012 Guidance
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	~$16.1 - $16.4	~$2.14 - $2.17
Purchase accounting impacts of transactions completed as of 9/30/12	(3.6)	(0.48)
Acquisition-related costs	(0.5 - 0.7)	(0.07 - 0.09)
Non-acquisition-related restructuring costs(c)	(1.4 - 1.6)	(0.18 - 0.21)
Other certain significant items incurred as of 9/30/12	(0.9)	(0.12)
Income from discontinued operations(d)	0.4	0.06
Reported net income attributable to Pfizer Inc./diluted EPS guidance	~$9.7 - $10.4	~$1.30 - $1.38

(a)
Includes the revenues and expenses related to the Nutrition business, which is reflected as a discontinued operation, but does not include the gain on the pending sale of the Nutrition business. Does not assume the completion of any business-development transactions not completed as of September 30, 2012, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of September 30, 2012, except for charges for such matters that have been recorded during the first nine months of 2012.

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

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

The following table provides worldwide revenues by operating segment, business unit and geographic area:

	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011	Sep 30, 2012	Oct 2, 2011	% Change in Revenues
Three Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$3,610	$5,948	$2,021	$3,451	$1,589	$2,497	(39)	(41)	(36)
Specialty Care	3,406	3,799	1,528	1,636	1,878	2,163	(10)	(7)	(13)
Oncology	329	332	151	97	178	235	(1)	56	(24)
SC&O Operating Segment	3,735	4,131	1,679	1,733	2,056	2,398	(10)	(3)	(14)
Emerging Markets	2,389	2,438	—	—	2,389	2,438	(2)	—	(2)
Established Products	2,383	2,230	1,069	835	1,314	1,395	7	28	(6)
EP&EM Operating Segment	4,772	4,668	1,069	835	3,703	3,833	2	28	(3)
	12,117	14,747	4,769	6,019	7,348	8,728	(18)	(21)	(16)
Other product revenues:
Animal Health	1,017	1,041	451	433	566	608	(2)	4	(7)
Consumer Healthcare	780	767	388	408	392	359	2	(5)	9
Other Operating Segments	1,797	1,808	839	841	958	967	(1)	—	(1)
Other (a)	62	54	19	19	43	35	15	—	23
Total revenues	$13,976	$16,609	$5,627	$6,879	$8,349	$9,730	(16)	(18)	(14)
Nine Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$11,725	$17,259	$6,065	$10,007	$5,660	$7,252	(32)	(39)	(22)
Specialty Care	10,483	11,425	4,639	5,226	5,844	6,199	(8)	(11)	(6)
Oncology	940	982	415	274	525	708	(4)	51	(26)
SC&O Operating Segment	11,423	12,407	5,054	5,500	6,369	6,907	(8)	(8)	(8)
Emerging Markets	7,308	7,031	—	—	7,308	7,031	4	—	4
Established Products	7,865	6,914	3,780	2,739	4,085	4,175	14	38	(2)
EP&EM Operating Segment	15,173	13,945	3,780	2,739	11,393	11,206	9	38	2
	38,321	43,611	14,899	18,246	23,422	25,365	(12)	(18)	(8)
Other product revenues:
Animal Health	3,128	3,078	1,289	1,205	1,839	1,873	2	7	(2)
Consumer Healthcare	2,276	2,218	1,054	1,087	1,222	1,131	3	(3)	8
Other Operating Segments	5,404	5,296	2,343	2,292	3,061	3,004	2	2	2
Other (a)	193	211	61	65	132	146	(9)	(6)	(10)
Total revenues	$43,918	$49,118	$17,303	$20,603	$26,615	$28,515	(11)	(16)	(7)

(a)	Includes revenues generated primarily from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products were $12.1 billion for the third quarter and $38.3 billion for the first nine months of 2012, reflecting decreases of 18% and 12%, respectively, compared to the same periods in 2011 primarily due to:

•
the decrease in operational revenues of approximately $2.0 billion in the third quarter and $4.3 billion in the first nine months of 2012 due to the loss of exclusivity of various products in certain markets, including a decrease of $1.9 billion in the third quarter and $4.2 billion in the first nine months of 2012 in operational revenues from branded Lipitor; and

•	the unfavorable impact of foreign exchange, which resulted in revenue decreases of approximately $605 million in the third quarter and approximately $1.0 billion in the first nine months of 2012;

partially offset by:

•
a lower reduction in revenues related to the U.S. Healthcare Legislation of $36 million in the third quarter and $126 million in the first nine months of 2012 compared to the same periods in 2011, primarily due to the loss of exclusivity of Lipitor; and

•	an increase in operational revenues for certain biopharmaceutical products, particularly Enbrel, Celebrex and Lyrica and in revenues from emerging markets.

Geographically,

•
in the U.S., revenues from biopharmaceutical products decreased 21% in the third quarter of 2012 and 18% in the first nine months of 2012, compared to the same periods in 2011, primarily reflecting lower revenues from Lipitor, Geodon, Caduet, Effexor, Zosyn, Aromasin and (in the first nine months of 2012 only) Xalatan/Xalacom, all due to loss of exclusivity, and from BMP2 and Detrol/Detrol LA. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and the lower reduction in revenues related to U.S. Healthcare Legislation.

•
in our international markets, revenues from biopharmaceutical products decreased 16% in the third quarter of 2012 and 8% in the first nine months of 2012, compared to the same periods in 2011, primarily due to the losses of exclusivity of Lipitor in the majority of developed European markets during the second quarter of 2012 and the unfavorable impact of foreign exchange of 7% in the third quarter of 2012 and 4% in the first nine months of 2012. Operationally, revenues decreased 9% in the third quarter of 2012 and 4% in the first nine months of 2012, compared to the same periods in 2011. In addition to Lipitor, the decrease in operational revenues was driven by Xalatan/Xalacom, Norvasc, Effexor and Aromasin, all due to loss of exclusivity in certain markets, and lower Alliance revenues, primarily due to the loss of exclusivity of Aricept in many major European markets, as well as lower revenues for Spiriva in certain European countries reflecting the final-year terms of our Spiriva collaboration agreements relating to those countries. The impact of these adverse factors was partially offset by the strong operational growth of Lyrica and Enbrel.

During both the third quarter and first nine months of 2012, international revenues from biopharmaceutical products represented 61% of total revenues from biopharmaceutical products, compared to 59% and 58% in the third quarter and first nine months of 2011, respectively.

Primary Care Operating Segment

•
Primary Care unit revenues decreased 39% in the third quarter and 32% in the first nine months of 2012, compared to the same periods in 2011, reflecting lower operational revenues of 37% and 31%, respectively, primarily due to the losses of exclusivity of Lipitor in the U.S. in November 2011, the majority of developed European markets during the second quarter of 2012 and Japan in June 2011, as well as the resulting shift in the reporting of U.S. and Japan Lipitor revenues to the Established Products unit beginning January 1, 2012. These factors impacted Primary Care operational revenues by approximately $2.0 billion, or 34%, in the third quarter of 2012 and by approximately $5.3 billion, or 31%, in the first nine months of 2012.

Collectively, the decline in worldwide revenues for Lipitor and for certain other Primary Care unit products that lost exclusivity in various markets in 2012 and 2011, as well as the resulting shift in the reporting of certain product revenues to the Established Products unit, reduced Primary Care unit revenues by $2.4 billion, or 41%, in comparison with the third quarter of 2011, and reduced Primary Care unit revenues by $6.1 billion, or 35%, in comparison with the first nine months of 2011.
The impact of these declines was slightly offset by the strong operational growth of Lyrica and Celebrex in developed markets and Viagra in the U.S.

Specialty Care and Oncology Operating Segment

•
Specialty Care unit revenues decreased 10% in the third quarter and 8% in the first nine months of 2012, compared to the same periods in 2011, due to lower operational revenues of 5% and 6%, respectively, as well as the adverse impact of foreign exchange. Operational revenues were negatively impacted in both periods by the decline in the Prevnar/Prevenar franchise, primarily in the U.S. and developed Europe, as the pediatric catch-up dose opportunity in the third quarter of 2011 was no longer available in the third quarter of 2012 since all patients have already been vaccinated. Additionally, utilization of Prevnar/Prevenar in adults remains minimal at this time.

Specialty Care unit revenues were also unfavorably impacted by the losses of exclusivity of Vfend and Xalatan in the U.S. in February and March 2011, respectively, and the resulting shift in the reporting of Vfend and Xalatan U.S. revenues to the Established Products unit beginning January 1, 2012, as well as the loss of exclusivity of Xalatan in developed Europe in January 2012, and Geodon in the U.S. in March 2012. Collectively, these developments relating to Vfend, Xalatan and Geodon reduced Specialty Care unit revenues by $259 million, or 7%, in comparison with the third quarter of 2011, and reduced Specialty Care unit revenues by $779 million, or 7%, in comparison with the first nine months of 2011.
Operational revenues in both periods were favorably impacted by the growth of Enbrel, Rebif and Benefix.

•
Oncology unit revenues decreased 1% in the third quarter and 4% in the first nine months of 2012, compared to the same periods in 2011, primarily due to the unfavorable impact of foreign exchange of 5% and 3%, respectively. Operational revenues were unfavorably impacted in both periods by the loss of exclusivity of Aromasin in the majority of European markets in the second half of 2011 and the resulting shift in the reporting of such revenues to the Established Products unit beginning January 1, 2012. This loss of exclusivity reduced Oncology unit revenues by $56 million, or 17%, in comparison with the third quarter of 2011, and reduced Oncology unit revenues by $184 million, or 19%, in comparison with the first nine months of 2011.

Operational revenues in both periods were favorably impacted by the growth of Sutent, as well as the launches of Inlyta and Xalkori.

Established Products and Emerging Markets Operating Segment

•
Established Products unit revenues increased 7% in the third quarter of 2012 compared to the same period in 2011 due to higher operational revenues of 11% and a 4% unfavorable impact of foreign exchange. Established Products unit revenues increased 14% in the first nine months of 2012 compared to the same period in 2011 due to higher operational revenues of 16% and a 2% unfavorable impact of foreign exchange. The increases in Established Products unit operational revenues in the third quarter and first nine months of 2012 were mainly due to the shift in the reporting of branded Lipitor revenues in the U.S. and Japan from the Primary Care unit totaling $320 million and $1.2 billion, respectively, to the Established Products unit beginning January 1, 2012, as well as recent launches of generic versions of certain Pfizer branded primary care and specialty care products, and by contributions from the sales of the authorized generic version of Lipitor in the U.S. by Watson Pharmaceuticals, Inc.

Operational revenues in both periods were unfavorably impacted by the entry of multi-source generic competition in the U.S. for donepezil (Aricept) in May 2011, as well as the continuing decline of revenues of certain products that previously lost exclusivity and the impact of ongoing pricing pressures, primarily in South Korea and developed Europe.

•
Emerging Markets unit revenues decreased 2%, in the third quarter of 2012 compared to the same period in 2011, due to an 8% unfavorable impact of foreign exchange, partially offset by higher operational revenues of 6%. Emerging Markets unit revenues increased 4%, in the first nine months of 2012 compared to the same period in 2011, due to higher operational revenues of 10%, partially offset by a 6% unfavorable impact of foreign exchange. The increases in Emerging Markets unit operational revenues in the third quarter and first nine months of 2012 were primarily due to volume growth in China, Mexico and Russia, as a result of more targeted promotional efforts for key innovative and established products, including Lipitor, Norvasc and Lyrica.

Operational revenue growth in the third quarter of 2012 was partially offset by the timing of government purchases of Prevenar 13 in Turkey in comparison with the year-ago period.

Total revenues from established products in both the Established Products and Emerging Markets units were $3.4 billion, with $1.0 billion generated in emerging markets in the third quarter of 2012, and were $10.9 billion, with $3.0 billion generated in emerging markets in the first nine months of 2012.

Other Product Revenues

Animal Health Operating Segment

•
Animal Health unit revenues decreased 2% in the third quarter of 2012, compared to the same period in 2011, reflecting higher operational revenues of 4%, more than offset by the unfavorable impact of foreign exchange of 6%. Operational revenues from Animal Health products were favorably impacted in the third quarter of 2012 compared to the same period in 2011 primarily by increased demand across the companion animal and global livestock portfolios in key geographies.

Animal Health unit revenues increased 2% in the first nine months of 2012, compared to the same period in 2011, reflecting higher operational revenues of 6%, partially offset by the unfavorable impact of foreign exchange of 4%. Operational revenues from Animal Health products were favorably impacted in the first nine months of 2012 compared to the same period in 2011 primarily by the full nine-month impact of legacy King product revenues in the first nine months of 2012 compared to the partial-period impact in the first nine months of 2011, as well as solid performances in both the global livestock and the companion animal portfolios.

Consumer Healthcare Operating Segment

•
Consumer Healthcare unit revenues increased 2% in the third quarter of 2012, compared to the same period in 2011, reflecting higher operational revenues of 6%, and the unfavorable impact of foreign exchange of 4%. Consumer Healthcare unit revenues increased 3% in the first nine months of 2012, compared to the same period in 2011, reflecting higher operational revenues of 5% and the unfavorable impact of foreign exchange of 2%. The operational revenue increases were primarily due to the addition of products from the acquisitions of Ferrosan Consumer Health in December 2011 and Alacer Corp. in February 2012.

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

The following table provides information about certain deductions from revenues:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Medicaid and related state program rebates(a)	$132	$249	$558	$925
Medicare rebates(a)	159	372	572	1,099
Performance-based contract rebates(a), (b)	507	1,570	1,624	2,687
Chargebacks(c)	969	813	2,732	2,416
Total	$1,767	$3,004	$5,486	$7,127

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

(b)
Performance-based contract rebates include contract rebates with managed care customers within the U.S., including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms and claims under these contracts. Performance-based contract rebates also include rebates to wholesalers/distributors based on achievement of contracted performance for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

The total rebates and chargebacks for the third quarter and first nine months of 2012 were lower compared to the same periods in 2011, primarily as a result of:

•	the impact of decreased Medicare, Medicaid and performance-based contract rebates contracted for Lipitor and certain other products that have lost exclusivity;

•	changes in product mix; and

•
the impact on chargebacks of decreased sales for certain products that have lost exclusivity and decreased sales for certain generic products sold by our Greenstone unit that are subject to chargebacks;

partially offset by, among other factors:

•	an increase in chargebacks for our branded products as a result of increasing competitive pressures.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates and chargebacks totaled $2.5 billion as of September 30, 2012, a decrease from $3.3 billion as of December 31, 2011, and primarily are all included in Other current liabilities in our condensed consolidated balance sheets.

Revenues—Major Biopharmaceutical Products

The following table provides revenue information for several of our major biopharmaceutical products:

		Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)		Sep 30, 2012		Sep 30, 2012
Product	Primary Indications		% Change(a)		% Change(a)
Lipitor	Reduction of LDL cholesterol	$749	(71)	$3,364	(56)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	1,036	8	3,026	12
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	893	(7)	2,780	1
Prevnar13/Prevenar 13	Vaccine for prevention of pneumococcal disease	868	(14)	2,725	(3)
Celebrex	Arthritis pain and inflammation, acute pain	676	5	1,969	6
Viagra	Erectile dysfunction	517	5	1,498	3
Norvasc	Hypertension	319	(9)	1,001	(7)
Zyvox	Bacterial infections	328	2	996	3
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	294	(1)	913	5
Premarin family	Menopause	262	(2)	797	5
Genotropin	Replacement of human growth hormone	212	(1)	619	(5)
Xalatan/Xalacom	Glaucoma and ocular hypertension	181	(35)	617	(36)
BeneFIX	Hemophilia	201	13	577	11
Detrol/Detrol LA	Overactive bladder	176	(17)	576	(14)
Vfend	Fungal infections	187	9	543	(3)
Chantix/Champix	An aid to smoking cessation treatment	146	(6)	496	(9)
Pristiq	Depression	152	4	461	9
ReFacto AF/Xyntha	Hemophilia	150	7	420	11
Revatio	Pulmonary arterial hypertension (PAH)	135	(4)	414	5
Zoloft	Depression and certain anxiety disorders	129	(7)	398	(5)
Medrol	Inflammation	113	(11)	388	1
Zosyn/Tazocin	Antibiotic	109	(27)	378	(23)
Effexor	Depression and certain anxiety disorders	107	(35)	342	(36)
Geodon/Zeldox	Schizophrenia; acute manic or mixed episodes associated with bipolar disorder; maintenance treatment of bipolar mania	57	(78)	322	(57)
Zithromax/Zmax	Bacterial infections	89	(4)	318	(5)
Prevnar/Prevenar (7-valent)	Vaccine for prevention of pneumococcal disease	81	(17)	303	(25)
Fragmin	Anticoagulant	91	(4)	283	—
Relpax	Treats the symptoms of migraine headaches	92	7	266	6
Rapamune	Immunosuppressant	92	(4)	259	(9)
Cardura	Hypertension/Benign prostatic hyperplasia	79	(14)	254	(12)
Aricept(b)	Alzheimer’s disease	71	(39)	249	(26)
Tygacil	Antibiotic	82	8	249	11
EpiPen(c)	Epinephrine injection used in treatment of life-threatening allergic reactions	67	14	217	36
Xanax XR	Anxiety disorders	66	(14)	203	(13)
BMP2	Development of bone and cartilage	58	(30)	192	(31)
Caduet	Reduction of LDL cholesterol and hypertension	68	(55)	191	(56)
Sulperazon	Antibiotic	62	22	191	23
Diflucan	Fungal Infections	61	(15)	185	(8)
Dalacin/Cleocin	Antibiotic	74	45	176	27
Neurontin	Seizures	52	(22)	172	(23)
Unasyn	Injectable antibacterial	54	(7)	165	(4)
Aromasin	Breast cancer	51	(40)	162	(45)
Arthrotec	Osteoarthritis and rheumatoid arthritis	50	(18)	159	(13)
Inspra	Hypertension	51	—	156	10
Toviaz	Overactive bladder	52	6	150	9
Metaxalone/Skelaxin(c)	Muscle relaxer	55	(4)	149	3
Methotrexate	Rheumatoid arthritis	50	(2)	148	11
Protonix	Gastroesophageal reflux disease	50	(23)	140	(17)
Alliance revenues(d)	Various	879	(4)	2,577	(4)
All other(e)	Various	1,643	2	5,187	7

(a)	As compared to the three and nine months ended October 2, 2011, respectively.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.

(c)	Legacy King product. King’s operations are included in our financial statements commencing from the acquisition date of January 31, 2011.

(d)	Enbrel (in the U.S. and Canada), Aricept, Exforge, Rebif and Spiriva.

(e)	Includes sales of generic atorvastatin.

Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

•
Lipitor, for the treatment of elevated LDL-cholesterol levels in the blood, recorded worldwide revenues of $749 million, or a decrease of 71%, in the third quarter of 2012, and $3.4 billion, or a decrease of 56%, in the first nine months of 2012, compared to the same periods in 2011, due to:

◦
the impact of loss of exclusivity in Japan in June 2011 (with generic entry occurring in November 2011), the U.S. (with generic entry occurring in November 2011 and multi-source generic entry occurring in May 2012), Australia in April 2012 and twelve European markets in March and May 2012, including Austria, Belgium, Denmark, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, Sweden, Switzerland, and the UK;

◦	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

◦	increased payer pressure worldwide, including the need for flexible rebate policies.

Geographically,

◦
in the U.S., branded Lipitor revenues were $192 million, a decrease of 87% in the third quarter of 2012, and $871 million, a decrease of 79% in the first nine months of 2012, compared to the same periods in 2011; and

◦
in our international markets, branded Lipitor revenues were $557 million, a decrease of 51%, in the third quarter of 2012, and $2.5 billion, a decrease of 26%, in the first nine months of 2012, compared to the same periods in 2011. Foreign exchange had an unfavorable impact on international revenues of $31 million in the third quarter and $59 million in the first nine months of 2012, compared to the same periods in 2011.

See the “Our Operating Environment” section of this MD&A for a discussion concerning losses of exclusivity for Lipitor in various markets that have impacted our results in 2012.

•
Lyrica is indicated for the management of post-herpetic neuralgia, neuropathic pain associated with diabetic peripheral neuropathy, the management of fibromyalgia, neuropathic pain due to spinal cord injury, and as adjunctive therapy for adult patients with partial onset seizures in the U.S. For certain countries outside the U.S., Lyrica is indicated for neuropathic pain (peripheral and central), the management of fibromyalgia, adjunctive treatment of epilepsy and general anxiety disorder. Lyrica recorded increases in worldwide revenues of 8% in the third quarter of 2012 and 12% in the first nine months of 2012, compared to the same periods in 2011. There was strong operational performance in international markets in the third quarter of 2012, including Japan, where Lyrica was launched in 2010 as the first product approved for the peripheral neuropathic pain (NeP) indication. Internationally, Lyrica revenues increased 4% in the third quarter of 2012 and 14% in the first nine months of 2012, compared to the same periods in 2011, with the growth due to a focus on enhancing the neuropathic pain diagnosis and treatment rates, the successful re-launch of the general anxiety disorder indication in the EU and physician education regarding neuropathic pain in Japan. Foreign exchange had an unfavorable impact on international revenues of 10% in the third quarter and 6% in the first nine months of 2012, compared to the same periods in 2011. In the U.S., revenues increased 13% in the third quarter of 2012 and 10% in the first nine months of 2012, compared to the same periods in 2011. Notwithstanding these increases, U.S. revenues continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.

•
Enbrel, for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, recorded a decrease in worldwide revenues, excluding the U.S. and Canada, of 7% in the third quarter of 2012 and recorded an increase in worldwide revenues of 1% in the first nine months of 2012, compared to the same periods in 2011, with the third quarter decline attributable to the unfavorable impact of foreign exchange, partially offset by overall growth in the anti-TNF biologic market. Enbrel revenues from the U.S. and Canada are included in Alliance revenues.

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

•
Prevnar 13/Prevenar 13 is our 13-valent pneumococcal conjugate vaccine for the prevention of various syndromes of pneumococcal disease in infants and young children and in adults 50 years of age and older. Prevnar 13/Prevenar 13 for use in infants and young children has been launched in the U.S. for the prevention of invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13 and otitis media caused by the seven serotypes in Prevnar, and in the EU and many other international markets for the prevention of invasive pneumococcal disease, otitis media and pneumococcal pneumonia caused by the vaccine serotypes. In 2011, we received approval of Prevnar 13/Prevenar 13 for use in adults 50 years of age and older in the U.S. for the prevention of pneumococcal pneumonia and invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13, and in the EU for the prevention of invasive pneumococcal disease caused by the vaccine serotypes. To date, Prevenar 13 for use in adults 50 years of age and older has been approved in over 55 countries. Worldwide revenues for Prevnar 13/Prevenar 13 decreased 14% in the third quarter of 2012 and 3% in the first nine months of 2012, compared to the same periods in 2011. In the U.S., revenues for Prevnar 13 decreased 3% in the third quarter of 2012 and 7% in the first nine months of 2012, compared to the same periods in 2011. Developed Europe Prevenar 13 revenues also were lower in the third quarter and the first nine months of 2012, compared to the same period of 2011. Revenues in the U.S. and developed Europe declined as the pediatric catch-up dose opportunity in third-quarter 2011 was no longer available in third-quarter 2012 since all eligible patients have been vaccinated. In addition, utilization in adults is minimal at this time. Prevenar 13 revenues in emerging markets were lower in the third quarter of 2012, compared to the same period last year, due to the timing of government purchases in Turkey.

We currently are conducting the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA) to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. CAPiTA is an efficacy trial involving subjects 65 years of age and older that is designed to evaluate whether Prevnar 13 is effective in preventing the first episode of community-acquired pneumonia caused by the serotypes contained in the vaccine. We estimate that this event-driven trial will be completed in 2013. At its regular meeting held on February 22, 2012, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. The rate of uptake for the use of Prevnar 13 in adults 50 years of age and older has been impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 in that population. At its regular meeting held on June 20, 2012, ACIP voted to recommend the use of Prevnar 13 for adults 19 years of age and older with immuno-compromising conditions such as HIV infections, cancer, advanced kidney disease and other immuno-compromising conditions. This recommendation is based on the disproportionate burden of invasive pneumococcal disease in this patient population.

•
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain markets in the EU, recorded increases in worldwide revenues of 5% in the third quarter of 2012 and 6% in the first nine months of 2012, compared to the same periods in 2011. In the third quarter of 2012, strong operational performance in international markets was driven primarily by Japan volume growth for the lower back pain indication. In the U.S., prescription volume continues to be challenged by increased competition from generic versions of competitive medicines and managed care formulary pressures. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

•
Viagra, indicated for the treatment for erectile dysfunction. Viagra worldwide revenues increased 5% in the third quarter of 2012 and 3% in the first nine months of 2012, compared to the same period in 2011, due to the increase in U.S. revenues partially offset by branded and generic competitive pressure in developed Europe, other developed markets and emerging markets. The increase in the U.S. more than offset the decrease in international markets due to operational factors and the adverse impact of foreign exchange.

•
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets in 2007 and in Canada in 2009. Norvasc worldwide revenues decreased 9% in the third quarter of 2012 and 7% in the first nine months of 2012, compared to the same periods in 2011.

•
Zyvox is the world's best-selling branded agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues increased 2% in the third quarter of 2012 and 3% in the first nine months of 2012, compared to the same periods in 2011, primarily due to growth in emerging markets.

•
Sutent is for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC) and gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues decreased 1% in the third quarter of 2012 and increased 5% in the first nine months of 2012, compared to the same periods in 2011. The third quarter decline was attributable to the unfavorable impact of foreign exchange, partially offset by strong operational performance driven in the U.S. by price increases and volume growth due to targeted marketing efforts, and in emerging markets, by increased market share. We continue to drive operational revenue and prescription growth, supported by cost-effectiveness, efficacy and therapy management data. As of September 30, 2012, Sutent was the most prescribed oral mRCC therapy in the U.S.

•
Our Premarin family of products remains the leading therapy to help women address moderate-to-severe menopausal symptoms. It recorded a decrease in worldwide revenues of 2% in the third quarter of 2012 and an increase of 5% in the first nine months of 2012, compared to the same periods in 2011. In the U.S., in the third quarter of 2012, the continued decline in market share was largely offset by favorable wholesaler inventory levels, price increases in January and July 2012 and favorable rebates. Internationally, the third-quarter decline was attributable to foreign exchange, as well as conversion of new packaging requirements in select markets and the continued decline in government sales.

•
Genotropin, one of the world’s leading human growth hormones, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices and patient-support programs. Genotropin worldwide revenues decreased 1% in the third quarter of 2012 and 5% in the first nine months of 2012, compared to the same periods in 2011.

•
Xalabrands consists of Xalatan, a prostaglandin, which is a branded agent used to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 35% in the third quarter of 2012 and 36% in the first nine months of 2012, compared to the same periods in 2011. Lower revenues were due primarily to the loss of exclusivity in the U.S. in March 2011 and in the majority of European markets in January 2012.

•
BeneFIX and ReFacto AF/Xyntha are hemophilia products using state-of-the-art manufacturing that assist patients with a lifelong bleeding disorder. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha are recombinant factor VIII products for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries also are indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded increases in worldwide revenues of 13% in the third quarter of 2012 and 11% in the first nine months of 2012, compared to the same periods in 2011, primarily as a result of increases in the U.S. due to the launch of the new larger 3000IU dosage pack and price increases. ReFacto AF/Xyntha recorded increases in worldwide revenues of 7% in the third quarter of 2012 and 11% in the first nine months of 2012, compared to the same periods in 2011, driven by the successful transition of patients to Xyntha in Australia after winning the tender there earlier in 2012, the launch of a new dual chamber syringe, as well as a price increase in the U.S.

•
Detrol/Detrol LA, a muscarinic receptor antagonist, is one of the most prescribed branded medicines worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues decreased 17% in the third quarter of 2012 and 14% in the first nine months of 2012, compared to the same periods in 2011, primarily due to increased competition from other branded medicines and a shift in promotional focus to our Toviaz product in most major markets. Detrol immediate release (Detrol IR) lost exclusivity in the U.S. in September 2012. We expect generic competition for Detrol LA in the U.S. to commence no earlier than January 1, 2014, except in certain limited circumstances, and no later than March 1, 2014.

•
Vfend is a broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues increased 9% in the third quarter of 2012 and decreased 3% in the first nine months of 2012, compared to the same periods in 2011. International revenues decreased 3% in both the third quarter of 2012 and the first nine months of 2012, compared to the same period in 2011, due to foreign exchange and supply constraints. Revenues in the U.S. in the third quarter of 2012 increased compared to the same period in 2011, primarily due to rebates accounted for in 2011, partially offset by the loss of exclusivity of Vfend tablets and the launch of generic voriconazole (generic Vfend) in February 2011.

•
Chantix/Champix is an aid to smoking-cessation treatment in adults 18 years of age and older. Chantix/Champix worldwide revenues decreased 6% in the third quarter of 2012 and 9% in the first nine months of 2012, compared to the same periods in 2011, primarily due to the impact of changes to the product’s label, negative media exposure across several key markets and macro-economic decline, which decreased patient willingness to pay out of pocket. We are continuing our educational and promotional efforts, which are focused on addressing the significant health consequences of smoking, highlighting the Chantix/Champix benefit-risk proposition, emphasizing the importance of the physician-patient dialogue in helping patients quit smoking and identifying alternative treatment-funding models.

•
Pristiq is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded increases in worldwide revenues of 4% in the third quarter of 2012 and 9% in the first nine months of 2012, compared to the same periods in 2011, primarily due to price increases as well as market growth partially offset by lower prescription share in the U.S., and internationally by further penetration in existing markets.

•
Revatio is for the treatment of pulmonary arterial hypertension (PAH). Worldwide revenues decreased 4% in the third quarter of 2012 and increased 5% in the first nine months of 2012, compared to the same periods in 2011. The third quarter decline was primarily attributable to the unfavorable impact of foreign exchange, partially offset by an increased PAH awareness driving earlier diagnosis in the U.S. and EU. In the U.S., Revatio tablet lost exclusivity in September 2012, and Revatio intravenous injection will lose exclusivity in May 2013.

•
Zosyn/Tazocin, our broad-spectrum intravenous antibiotic, faces generic global competition. U.S. exclusivity was lost in September 2009. Zosyn/Tazocin recorded decreases in worldwide revenues of 27% in the third quarter of 2012 and 23% in the first nine months of 2012, compared to the same periods in 2011.

•
Effexor, an antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder, faces generic competition in most markets. It recorded decreases in worldwide revenues of 35% in the third quarter of 2012 and 36% in the first nine months of 2012, compared to the same periods in 2011.

•
Geodon/Zeldox, an atypical antipsychotic, is indicated for the treatment of schizophrenia, as monotherapy for the acute treatment of bipolar manic or mixed episodes, and as an adjunct to lithium or valproate for the maintenance treatment of bipolar disorder. Geodon worldwide revenues decreased 78% in the third quarter of 2012 and 57% in the first nine months of 2012, compared to the same periods in 2011, primarily due to loss of exclusivity in the U.S. in March 2012.

•
Prevnar/Prevenar (7-valent), our 7-valent pneumococcal conjugate vaccine for preventing invasive, and, in certain international markets, non-invasive pneumococcal disease in infants and young children, recorded decreases in worldwide revenues of 17% in the third quarter of 2012 and 25% in the first nine months of 2012, compared to the same periods in 2011. Many markets have transitioned from the use of Prevnar/Prevenar (7-valent) to Prevnar 13/Prevenar 13, resulting in lower revenues for Prevnar/Prevenar (7-valent). We expect this trend to continue.

•
Caduet is a single-pill therapy combining Lipitor and Norvasc for the prevention of cardiovascular events. Caduet worldwide revenues decreased 55% in the third quarter of 2012 and 56% in the first nine months of 2012, compared to the same periods in 2011, primarily due to the loss of U.S. exclusivity in November 2011.

•
Xalkori, for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive as detected by an FDA-approved test, was approved by the FDA in August 2011. In developed markets, Xalkori has also been approved in Japan, South Korea, Canada and Switzerland, and it received conditional marketing authorization in the EU in October 2012. In addition, it has been filed or approved in more than 25 emerging markets. Xalkori recorded worldwide revenues of $38 million in the third quarter of 2012, and $78 million in the first nine months of 2012.

•
Inlyta, for the treatment of patients with advanced renal cell carcinoma after failure of a prior systemic treatment, has been approved in the U.S., Switzerland, Japan, Canada, Australia, South Korea and the EU (exact indications vary by region). Inlyta recorded worldwide revenues of $28 million in the third quarter of 2012, and $53 million in the first nine months of 2012.

•
Worldwide alliance revenues decreased 4% in both the third quarter of 2012 and the first nine months of 2012, compared to the same periods in 2011, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010 and the entry of multi-source generic competition in the U.S. in May 2011, as well as the loss of exclusivity in many major European markets in February 2012, and lower revenues for Spiriva in certain European countries due to the expiration of our collaboration with BI in those countries, partially offset by the strong performance of Enbrel and Rebif in the U.S. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013. See the “Industry-Specific Challenges” section of this MD&A for a discussion regarding the expiration of various contract rights relating to Spiriva and Aricept in 2012. ELIQUIS (apixaban) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). The two companies share with respect to the approved indication in the EU and, if and when indications for ELIQUIS are approved in various markets, will share on a global basis commercialization expenses and profit/losses equally. See the "Research and Development—Product Developments—Biopharmaceutical" section of this MD&A for additional information regarding ELIQUIS (apixaban).

See Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies for a discussion of recent developments concerning patent and product litigation relating to certain of the products discussed above.

Embeda—On February 23, 2011, we stopped distribution of our Embeda product due to failed specification tolerance related to naltrexone degradation identified in post-manufacturing testing. On March 10, 2011, we initiated a voluntary recall to wholesale and retail customers of all Embeda products. We have been actively pursuing several possible pathways to address the stability issues that would enable us to resume marketing this product. We met with the FDA in May 2012 to discuss our proposal for reintroduction of Embeda to the market. The required stability programs are underway, and we anticipate submission of a prior approval supplemental in the first quarter of 2013.

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

The following table provides information about our Research and development expenses:

	Research and Development Expenses
	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Primary Care Operating Segment(a)	$247	$286	(14)	$739	$912	(19)
Specialty Care and Oncology Operating Segment(a)	345	400	(14)	1,044	1,122	(7)
Established Products and Emerging Markets Operating Segment(a)	84	71	18	223	206	8
Other operating segments(a), (b)	357	98	264	551	304	81
Worldwide Research and Development/Pfizer Medical(c)	655	833	(21)	1,999	2,536	(21)
Corporate and other(d)	293	488	(40)	1,178	1,407	(16)
	$1,981	$2,176	(9)	$5,734	$6,487	(12)

(a)
Our operating segments, in addition to their sales and marketing responsibilities, are responsible for certain development activities. Generally, these responsibilities relate to additional indications for in-line products and IPR&D projects that have achieved proof-of-concept. R&D spending may include upfront and milestone payments for intellectual property rights.

(b)
Includes the Animal Health operating segment and the Consumer Healthcare operating segment. The increase in 2012 relates to a $250 million payment to AstraZeneca to obtain the exclusive global over-the-counter rights to Nexium.

(c)
Worldwide Research and Development is generally responsible for human health research projects until proof-of-concept is achieved, and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety-event activities. Pfizer Medical is responsible for external affairs relating to all therapeutic areas, providing Pfizer-related medical information to healthcare providers, patients and other parties, and quality assurance and regulatory compliance activities, which include conducting clinical trial audits and readiness reviews. The decreases in both the third quarter and first nine months of 2012 compared to the same periods in 2011 result from cost savings associated with the R&D productivity initiative announced on February 1, 2011 (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

(d)
Corporate and other includes unallocated costs, primarily facility costs, information technology, share-based compensation, and restructuring-related costs. The decreases in the third quarter and the first nine months of 2012 results primarily from lower additional depreciation associated with the R&D productivity initiative announced on February 1, 2011 (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

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

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of November 8, 2012.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
XELJANZ (Tofacitinib)	Treatment of moderate-to-severe active rheumatoid arthritis	November 2012
BOSULIF (Bosutinib)	Treatment of previously treated chronic myelogenous leukemia	September 2012
Lyrica	Treatment of central neuropathic pain due to spinal cord injury	June 2012
ELELYSO (taliglucerase alfa)(a)	Treatment of adults with a confirmed diagnosis of type 1 Gaucher disease	May 2012
INLYTA (Axitinib)	Treatment of advanced renal cell carcinoma after failure of one prior systemic therapy	January 2012
Prevnar 13 Adult	Prevention of pneumococcal pneumonia and invasive disease in adults 50 years of age and older	December 2011

(a)
In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics, which provides us exclusive worldwide rights, except in Israel, to develop and commercialize ELELYSO (taliglucerase alpha) for the treatment of Gaucher disease.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	INDICATION	DATE FILED*
Tafamidis meglumine(a)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Apixaban(b)	Prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	November 2011
Genotropin(c)	Replacement of human growth hormone deficiency (Mark VII multidose disposable device)	December 2009
Celebrex(d)	Chronic pain	October 2009
Geodon(e)	Treatment of bipolar disorder––pediatric filing	December 2008
Remoxy(g)f	Management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	August 2008
Spiriva(g)	Respimat device for chronic obstructive pulmonary disease	January 2008
Viviant(h)	Osteoporosis treatment and prevention	August 2006
* The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)
In May 2012, the FDA’s Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA is requesting the completion of a second efficacy study to establish substantial evidence of effectiveness and also is asking for additional information on the data within the current tafamidis NDA. We have requested a meeting with the FDA in order to discuss the next steps regarding the tafamidis NDA.

(b)
Apixaban is being developed in collaboration with our alliance partner, BMS. On June 22, 2012, the FDA issued a “complete response” letter for apixaban for the prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation. The “complete response” letter requests additional information on data management and verification from the ARISTOTLE trial. The FDA has not requested that the companies complete any new studies. On September 26, 2012, the companies announced the FDA acknowledged receipt of the NDA resubmission for apixaban and deemed the resubmission a complete response to its “complete response” letter. The FDA assigned a new Prescription Drug User Fee Act (PDUFA) goal date of March 17, 2013.

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

(e)
In October 2009, we received a “complete response” letter from the FDA with respect to the supplemental NDA for Geodon for the treatment of acute bipolar mania in children and adolescents aged 10 to 17 years. In October 2010, we submitted our response. In April 2010, we received a “warning letter” from the FDA with respect to the clinical trial in support of this supplemental NDA. We developed corrective actions and procedures to address the issues raised in the “warning letter." In April 2011, we received a second “complete response" letter from the FDA in which the FDA indicated that, in its view, the reliability of the data supporting the filing had not yet been demonstrated, and that the fulfillment of the Pediatric Research Equity Act (PREA) commitment for the study had been rescinded. While we are working with the FDA to develop a plan for moving forward to fulfill the PREA commitment, such an action would not extend Geodon exclusivity for an additional six months because we lost exclusivity for Geodon in the U.S. in March 2012.

(f)
In 2005, King entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter was received from the FDA with regard to the resubmission of the NDA. We have been working to address the issues raised in the letter, which primarily relate to manufacturing. We have analyzed the results from two, recently completed bioavailability studies, as well as data from other experiments that were conducted to optimize the formulation composition and analytical methods for Remoxy. While we have gained important insights from this work, we have initiated a confirmatory bioavailability study to assess the pharmacokinetic profile of modified Remoxy formulation compositions, which we expect to read out early in 2013. The results of this study will provide us with much greater clarity as to whether or not we will be able to adequately address the questions raised in the “complete response” letter received from the FDA. We are targeting a late-March meeting with the FDA to discuss our plan to address the June 2011 “complete response" letter.

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

(h)
Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA’s concerns. A full response will be provided to the FDA. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications after we submit our response to the “approvable” letters. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. Viviant was also approved in Japan in July 2010 for the treatment of post-menopausal osteoporosis and in South Korea in November 2011 for the treatment and prevention of post-menopausal osteoporosis.

On August 30, 2012, we were informed by the FDA that the supplemental NDA for Revatio was not approved for pediatric patients due to safety concerns, particularly with regard to the chronic use of Revatio in children.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Xalkori (Crizotinib)	Conditional marketing authorization in the EU for treatment of previously treated ALK-positive advanced non-small cell lung cancer	October 2012	—
INLYTA (Axitinib)	Approval in the EU for treatment of advanced renal cell carcinoma after failure of prior systemic treatment	September 2012	—
Sutent	Approval in Japan for treatment of pancreatic neuroendocrine tumor	August 2012	—
Bazedoxifene-conjugated estrogens	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012
Prevenar 13 Infant	Application filed in Japan for prevention of invasive pneumococcal disease in infants and young children	—	July 2012
Lyrica (Pregabalin)	Approval in Japan for treatment of fibromyalgia	June 2012	—
INLYTA (Axitinib)	Approval in Japan for treatment of renal cell carcinoma not indicated for curative resection, metastatic renal cell carcinoma	June 2012	—
Xalkori (Crizotinib)	Approval in Japan for treatment of ALK-positive advanced non-small cell lung cancer	March 2012	—
Lyrica (Pregabalin)	Application filed in Japan for treatment of neuropathic pain: peripheral neuropathic pain, central neuropathic pain	—	March 2012
Toviaz	Application filed in Japan for treatment of overactive bladder	—	March 2012
Tofacitinib	Application filed in Japan for treatment of rheumatoid arthritis	—	December 2011
Celecox (Celebrex)	Approval in Japan for treatment of acute pain: post-operative, post-trauma, post-tooth extraction	December 2011	—
Apixaban	Application filed in Japan for prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	—	December 2011
Vyndaqel (Tafamidis meglumine)	Approval in the EU for treatment of TTR-FAP in adult patients with stage 1 symptomatic polyneuropathy	November 2011	—
Tofacitinib	Application filed in the EU for treatment of moderate-to-severe active rheumatoid arthritis	—	November 2011
ELIQUIS (Apixaban)(a)	Application filed in the EU for prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	—	October 2011
Bosutinib(b)	Application filed in the EU for treatment of previously treated chronic myelogenous leukemia	—	August 2011

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)
In September 2012, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued an opinion recommending that ELIQUIS (apixaban) be granted approval for the prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation and one or more risk factors for stroke.

(b)	The initial application was for the treatment of newly diagnosed chronic myelogenous leukemia.

In June 2012, the CHMP issued an opinion recommending against the approval of taliglucercase alfa for the treatment of Gaucher disease. As part of its opinion, the CHMP gave a positive risk-benefit assessment for taliglucerase alfa, concluding that the benefits of the medicine outweigh its risks in the treatment of type 1 Gaucher disease. Despite the positive risk-benefit assessment, the CHMP did not recommend approval due to Shire plc’s velaglucerase alfa, which received prior marketing authorization with orphan drug designation for the same condition and, as a result, has orphan market exclusivity in the EU for ten years from the time of its authorization in August 2010. We pursued a request for derogation from Shire’s orphan market exclusivity based on a number of factors. That request, however, was denied. In November 2012, the European Commission endorsed the CHMP's recommendation and declined to grant marketing authorization for taliglucerase alfa.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Bazedoxifene-conjugated estrogens	A tissue-selective estrogen complex for the treatment of symptoms associated with menopause and osteoporosis (U.S.)
ELIQUIS (Apixaban)	For the prevention and treatment of venous thromboembolism, which is being developed in collaboration with BMS
INLYTA (Axitinib)(a)	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of adjuvant renal cell carcinoma (Asia only)
Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent	Adjuvant renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis and ulcerative colitis
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line (supports full approval in the U.S.) non-small cell lung cancer
Zithromax/chloroquine	Malaria

(a)
In October 2012, we announced that Phase 3 study AGILE 1051 of INLYTA® (axitinib) did not meet its primary endpoint of demonstrating statistically significantly longer progression-free survival, versus sorafenib, in treatment-naïve patients with advanced renal cell carcinoma (RCC). We are analyzing the study findings to determine whether further evaluation of INLYTA in specific subpopulations of treatment-naïve patients with advanced RCC would be warranted.

In November 2012, we and our alliance partner, Auxilium Pharmaceuticals, Inc. (Auxilium), announced that we are amending our collaboration agreement for the development, commercialization and supply of Xiapex in the EU and certain other European and Eurasian countries (the Collaboration Agreement). As a result of this amendment, the Collaboration Agreement will terminate no later than April 24, 2013. Prior to the mutual termination date, the parties will continue to perform all of their obligations as described in the Collaboration Agreement. After the termination date, rights to commercialize Xiapex in those markets and further development of the indication for Peyronie's disease will revert to Auxilium.

In October 2011, we announced Phase 3 study results comparing the Eraxis/Vfend combination for the treatment of aspergillosis fungal infections to Vfend monotherapy. In the primary analysis, treatment with the combination of Vfend and Eraxis resulted in a lower all-cause mortality rate at six weeks compared to Vfend alone. However, this difference in mortality did not achieve the pre-specified threshold for statistical superiority. The safety and tolerability of the combination of Vfend and Eraxis in this study were similar to those of Vfend monotherapy. Based on these results, we have decided to discontinue further development of the Eraxis/Vfend combination.

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

MnB rLP2086 (PF-05212366)	A prophylactic vaccine for prevention of Neisseria meningitidis serogroup B invasive disease in adolescents and young adults (ages 11 - 25)
Tanezumab(a)	An anti-nerve growth factor monoclonal antibody for the treatment of pain

(a)
Following requests by the FDA in 2010, we suspended and subsequently terminated worldwide the osteoarthritis, chronic low back pain and painful diabetic peripheral neuropathy studies of tanezumab. The FDA’s requests followed a small number of reports of osteoarthritis patients treated with tanezumab who experienced the worsening of osteoarthritis leading to total joint replacement and also reflected the FDA’s concerns regarding the potential for such events in other patient populations. In December 2010, the FDA placed a clinical hold on all other anti-nerve growth factor therapies under clinical investigation in the U.S. Studies of tanezumab in cancer pain were allowed to continue. Extensive analyses were undertaken of all total joint replacements reported in studies of tanezumab. The results of these analyses and the conclusions drawn were provided to the FDA. On March 12, 2012, the FDA’s Arthritis Advisory Committee met to discuss the future development of nerve growth factor inhibitors, including tanezumab. The Committee voted that there is a role for the ongoing development of nerve growth factor inhibitors in conditions such as osteoarthritis and for the management of pain associated with conditions other than osteoarthritis for which there are no agents with demonstrated analgesic effect. We submitted a Clinical Hold Complete Response to the FDA on July 31, 2012. On August 28, 2012, the FDA removed the clinical hold completely from the tanezumab program for all indications. We intend to continue work in chronic pain conditions where we already have substantial experience with tanezumab and are in the process of considering the appropriate path forward.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

Costs and Expenses

Cost of Sales

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Cost of sales	$2,665	$3,409	(22)	$8,162	$10,449	(22)

Cost of sales decreased 22% in the third quarter of 2012 and 22% in the first nine months of 2012, compared to the same periods in 2011, primarily due to:

•	a decline in revenues related to products that lost exclusivity in various markets;

•	lower purchase accounting charges, primarily reflecting the fair value adjustments to acquired inventory from Wyeth and King that was subsequently sold;

•
lower costs related to our cost-reduction and productivity initiatives in the first nine months of 2012, as well as the higher benefits generated from the ongoing productivity initiatives to streamline the manufacturing network both in the first nine months and third quarter of 2012; and

•	the favorable impact of foreign exchange of 8% for the third quarter of 2012 and 7% for the first nine months of 2012;
partially offset by:

•	an unfavorable shift in geographic and business mix due to products that lost exclusivity in various markets.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Selling, informational and administrative expenses	$3,847	$4,457	(14)	$11,801	$13,635	(13)

SI&A expenses decreased 14% in the third quarter of 2012 and 13% in the first nine months of 2012, compared to the same periods in 2011, primarily due to:

•	savings generated from a reduction in the field force and a decrease in promotional spending, both partly in response to product losses of exclusivity;

•	more streamlined corporate support functions;

•	a decline in revenues related to products that lost exclusivity in various markets; and

•	the favorable impact of foreign exchange of 4% for the third quarter of 2012 and 2% for the first nine months of 2012;

partially offset by:

•	costs associated with the potential separation of Animal Health employees, net assets and activities from Pfizer.

Research and Development (R&D) Expenses

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Research and development expenses	$1,981	$2,176	(9)	$5,734	$6,487	(12)

R&D expenses decreased 9% in the third quarter of 2012 and 12% in the first nine months of 2012, compared to the same periods in 2011, primarily due to:

•	savings generated by the discontinuation of certain therapeutic areas and R&D programs in connection with our previously announced cost-reduction and productivity initiatives; and

•	lower charges related to those initiatives;
partially offset by:

•	a $250 million payment to AstraZeneca to obtain the exclusive global over-the-counter rights to Nexium.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives	$494	$1,365	(64)	$1,802	$3,355	(46)

We incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction and productivity initiatives. For example:

•
In connection with our cost-reduction and productivity initiatives, significant programs of which began in 2005, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems; and

•
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

With respect to the R&D productivity initiative announced on February 1, 2011, we set a goal to achieve significant reductions in our annual research and development expenses by the end of 2012. Adjusted R&D expenses were $8.4 billion in 2011, and were $1.9 billion in the third quarter of 2012 and $5.3 billion in the first nine months of 2012. We expect adjusted R&D expenses to be approximately $7.0 billion to $7.25 billion in 2012, which includes the $250 million payment to AstraZeneca to obtain the exclusive global over-the-counter rights to Nexium. (For an understanding of adjusted research and development expenses, see the “Adjusted Income” section of this MD&A.) We are on track to meet this 2012 goal.

In addition to these major initiatives, we continuously monitor our organizations for cost reduction and/or productivity opportunities.

Expected Total Costs

We have incurred and will continue to incur costs in connection with these announced actions. We estimate that the total costs of both of the aforementioned initiatives could range up to $15.0 billion through 2012, of which we have incurred approximately $14.2 billion in cost-reduction and acquisition-related costs (excluding transaction costs) through September 30, 2012.

Key Activities

The targeted cost reductions have been and are being achieved through the following actions:

•
The closing of duplicative facilities and other site rationalization actions Company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities. Among the more significant actions are the following:

◦
Manufacturing: After the acquisition of Wyeth, our manufacturing sites totaled 75. Other acquisitions have added 21 manufacturing sites and we have subsequently exited 10 sites, resulting in 86 sites supporting continuing operations as of September 30, 2012. Our plant network strategy will result in the exit of a further 9 sites over the next several years. These site counts exclude our 5 Nutrition business-related manufacturing sites as the Nutrition business is treated as a discontinued operation. See Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions and Divestitures: Divestitures for more information.

◦
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

•
Workforce reductions across all areas of our business and other organizational changes, primarily in the U.S. field force, manufacturing, R&D and corporate functions. We identified areas for a reduction in workforce across all of our businesses. In January 2009, when Pfizer and Wyeth entered into the merger agreement, the workforce of the two companies totaled approximately 130,000. We have exceeded our original target to reduce the combined Pfizer/Wyeth workforce 15%, or 19,500, within three years. By the end of 2011, we achieved a reduction of 26,300, and by the end of the third quarter of 2012, we achieved a reduction of 31,200. In 2012, though September 30, the workforce declined by 4,900, from 103,700 to 98,800, primarily in the U.S. field force, manufacturing, R&D and corporate operations. The aforementioned workforce reductions include the impact of acquisitions and divestitures subsequent to the Wyeth acquisition.

•	The increased use of shared services.

•	Procurement savings.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Transaction costs(a)	$—	$5	$1	$28
Integration costs(b)	87	184	295	562
Restructuring charges(c):
Employee termination costs	113	762	424	1,615
Asset impairments	35	99	282	157
Exit costs	67	40	87	96
Restructuring charges and certain acquisition-related costs	302	1,090	1,089	2,458
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows(d):
Cost of sales	78	68	214	410
Selling, informational and administrative expenses	3	39	8	68
Research and development expenses	—	146	259	379
Total additional depreciation––asset restructuring	81	253	481	857
Implementation costs recorded in our condensed consolidated statements of income as follows(e):
Cost of sales	19	—	23	—
Selling, informational and administrative expenses	45	12	77	12
Research and development expenses	47	10	132	28
Total implementation costs	111	22	232	40
Total costs associated with acquisitions and cost- reduction/productivity initiatives	$494	$1,365	$1,802	$3,355

(a)	Transaction costs represent external costs directly related to acquired businesses and primarily include expenditures for banking, legal, accounting and other similar services.

(b)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(c)
From the beginning of our cost-reduction and transformation initiatives in 2005 through September 30, 2012, Employee termination costs represent the expected reduction of the workforce by approximately 59,700 employees, mainly in manufacturing and sales and research, of which approximately 49,300 employees have been terminated as of September 30, 2012. For the nine months ended September 30, 2012, the amount of employee termination costs represents additional accruals with respect to reserves for approximately 2,300 employees.

The restructuring charges in 2012 are associated with the following:

•
For the three months ended September 30, 2012, Primary Care operating segment ($83 million), Specialty Care and Oncology operating segment ($60 million), Established Products and Emerging Markets operating segment ($16 million), other operating segments ($8 million), research and development operations ($39 million income), manufacturing operations ($27 million) and Corporate ($60 million).

•
For the nine months ended September 30, 2012, Primary Care operating segment ($51 million), Specialty Care and Oncology operating segment ($79 million), Established Products and Emerging Markets operating segment ($20 million), other operating segments ($26 million), research and development operations ($14 million income), manufacturing operations ($193 million) and Corporate ($438 million).

The restructuring charges in 2011 are associated with the following:

•
For the three months ended October 2, 2011, Primary Care operating segment ($473 million), Specialty Care and Oncology operating segment ($186 million), Established Products and Emerging Markets operating segment ($64 million), other operating segments ($30 million), research and development operations ($46 million income), manufacturing operations ($41 million) and Corporate ($153 million).

•
For the nine months ended October 2, 2011, Primary Care operating segment ($606 million), Specialty Care and Oncology operating segment ($228 million), Established Products and Emerging Markets operating segment ($80 million), other operating segments ($44 million), research and development operations ($426 million), manufacturing operations ($196 million) and Corporate ($288 million).

(d)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(e)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction and productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:

(MILLIONS OF DOLLARS)	Employee Termination Costs	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2011	$2,425	$—	$92	$2,517
Provision(a)	424	282	87	793
Utilization and other(b)	(1,270)	(282)	(69)	(1,621)
Balance, September 30, 2012(c)	$1,579	$—	$110	$1,689

(a)	For the nine months ended September 30, 2012, Provision includes additional accruals with respect to reserves for approximately 2,300 employees.

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($949 million) and Other noncurrent liabilities ($740 million).

Other Deductions––Net

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Other deductions—net	$962	$547	76	$3,283	$1,802	82

Other deductions––net changed unfavorably by $415 million in the third quarter of 2012, compared to the same period in 2011, primarily due to:

•
charges for litigation-related matters that were approximately $594 million higher in the third quarter of 2012 than in the same period in 2011, primarily due to a $491 million charge resulting from an agreement-in-principle with the U.S. Department of Justice (DOJ) to resolve an investigation into Wyeth's historical promotional practices in connection with Rapamune;

partially offset by:

•	certain asset impairment charges that were approximately $96 million lower in the third quarter of 2012 than in the same period in 2011, (see below); and

•	net interest expense that was approximately $40 million lower in the third quarter of 2012 than in the same period in 2011.

Other deductions––net changed unfavorably by $1.5 billion in the first nine months of 2012, compared to the same period in 2011, primarily due to:

•
charges for litigation-related matters that were $1.4 billion higher in the first nine months of 2012 than in the same period in 2011, primarily due to a $491 million charge resulting from an agreement-in-principle with the DOJ to resolve an investigation into Wyeth's historical promotional practices in connection with Rapamune, a $450 million settlement of a lawsuit by Brigham Young University related to Celebrex and higher charges related to hormone-replacement therapy litigation;

•	lower royalty-related income of $94 million; and

•	increase in costs of approximately $90 million in connection with the potential initial public offering of up to a 20% ownership stake in our Animal Health business, Zoetis Inc. (Zoetis);

partially offset by:

•	lower net interest expense of $78 million; and

•	certain asset impairment charges that were approximately $64 million lower in the first nine months of 2012 than in the same period in 2011, (see below).

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

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––Net.

Provision for Taxes on Income

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Provision/(benefit) for taxes on income	$(119)	$1,216	(110)	$1,882	$3,167	(41)
Effective tax rate on continuing operations	(4.0)%	34.3%		19.0%	31.2%

During the third quarter of 2012, we reached a settlement with the U.S. Internal Revenue Service (IRS) with respect to the audits of the Pfizer Inc. tax returns for the years 2006 through 2008. The IRS concluded the examination of the aforementioned tax years and issued a final Revenue Agent's Report (RAR). We agreed with all the adjustments and computations contained in the RAR. As a result of settling these audit years, in the third quarter of 2012 we recorded a tax benefit of approximately $1.1 billion representing tax and interest.

Our effective tax rate on continuing operations was (4.0)% for the third quarter of 2012, compared to 34.3% for the third quarter of 2011, and was 19.0% for the first nine months of 2012, compared to 31.2% for the first nine months of 2011. The effective tax rates for the third quarter and first nine months of 2012 were favorably impacted by the aforementioned settlement with the IRS. The tax rates in both periods in 2012 compared to the same periods in 2011 were also favorably impacted by the resolution of foreign audits pertaining to multiple tax years and the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the unfavorable impact of the non-deductibility of a $491 million charge resulting from an agreement-in-principle with the DOJ to resolve an investigation into Wyeth's historical promotional practices in connection with Rapamune, as well as the expiration of the U.S. research and development tax credit.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions and Divestitures: Divestitures.

The following table provides the components of Discontinued operations—net of tax:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues(a)	$564	$699	$1,665	$2,068
Pre-tax income from discontinued operations	$129	$121	$365	$397
Provision for taxes on income(b)	25	25	116	94
Income from discontinued operations––net of tax	104	96	249	303
Pre-tax gain on sale of discontinued operations	—	1,695	—	1,683
Provision for taxes on income(c)	—	367	—	367
Gain on sale of discontinued operations––net of tax	—	1,328	—	1,316
Discontinued operations––net of tax(a)	$104	$1,424	$249	$1,619

(a)	Includes the Nutrition business for all periods presented and the Capsugel business for 2011 only.

(b)
Includes deferred tax expense of $9 million and a deferred tax benefit of $10 million for the three months ended September 30, 2012 and October 2, 2011, respectively, and a deferred tax expense of $23 million and a deferred tax benefit of $17 million for the nine months ended September 30, 2012 and October 2, 2011, respectively. These deferred tax provisions include deferred taxes related to investments in certain foreign subsidiaries resulting from our intention not to hold these subsidiaries permanently.

(c)
Includes deferred tax expense of $162 million for the three and nine months ended October 2, 2011. These deferred tax provisions include deferred taxes on certain current-year funds earned outside the U.S. that will not be permanently reinvested overseas.

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

Reconciliation

The following table provides a reconciliation of Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Non-GAAP Adjusted income:

	Three Months Ended			Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
GAAP Reported net income attributable to Pfizer Inc.	$3,208	$3,738	(14)	$8,255	$8,570	(4)
Purchase accounting adjustments––net of tax	813	1,252	(35)	2,725	3,852	(29)
Acquisition-related costs––net of tax	190	240	(21)	489	1,136	(57)
Discontinued operations––net of tax	(104)	(1,424)	(93)	(249)	(1,619)	(85)
Certain significant items––net of tax	(158)	890	(118)	1,744	2,116	(18)
Non-GAAP Adjusted income(a)	$3,949	$4,696	(16)	$12,964	$14,055	(8)

(a)
The effective tax rate on Non-GAAP Adjusted income was 28.3% in the third quarter of 2012, compared with 31.2% in the third quarter of 2011. For the first nine months of 2012, the effective tax rate on Non-GAAP Adjusted income was 28.8%, compared with 29.5% in the same period last year. The tax rates in both periods in 2012 compared to the same periods in 2011 were favorably impacted by the resolution of various foreign audits pertaining to multiple tax years, as well as the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, partially offset by the unfavorable impact of the expiration of the U.S. research and development tax credit.

Certain amounts and percentages may reflect rounding adjustments.

The following table provides the a reconciliation of Reported diluted EPS, as reported under U.S. GAAP, and Non-GAAP Adjusted diluted EPS:

	Three Months Ended			Nine Months Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Earnings per common share––diluted(a)
GAAP Reported income from continuing operations attributable to Pfizer Inc. common shareholders	$0.41	$0.30	37	$1.06	$0.88	20
Income from discontinued operations––net of tax	0.01	0.18	(94)	0.03	0.20	(85)
GAAP Reported net income attributable to Pfizer Inc. common shareholders	0.43	0.48	(10)	1.09	1.08	1
Purchase accounting adjustments––net of tax	0.11	0.16	(31)	0.36	0.49	(27)
Acquisition-related costs––net of tax	0.03	0.03	—	0.06	0.14	(57)
Discontinued operations––net of tax	(0.01)	(0.18)	(94)	(0.03)	(0.20)	(85)
Certain significant items––net of tax	(0.02)	0.11	(118)	0.23	0.27	(15)
Non-GAAP Adjusted income attributable to Pfizer Inc. common shareholders	$0.53	$0.60	(12)	$1.72	$1.77	(3)

(a)	EPS amounts may not add due to rounding.

Certain amounts and percentages may reflect rounding adjustments.

The following table provides the items excluded from our Non-GAAP Adjusted income measure:

	Three Months Ended		Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,142	$1,411	$3,741	$4,116
Cost of sales, primarily related to fair value adjustments of acquired inventory	(2)	286	9	1,081
Total purchase accounting adjustments––pre-tax	1,140	1,697	3,750	5,197
Income taxes(d)	(327)	(445)	(1,025)	(1,345)
Total purchase accounting adjustments––net of tax	813	1,252	2,725	3,852
Acquisition-related costs
Transaction costs(b)	—	5	1	28
Integration costs(b)	87	184	295	562
Restructuring charges(b)	62	13	127	406
Additional depreciation––asset restructuring(c)	81	92	227	460
Total acquisition-related costs––pre-tax	230	294	650	1,456
Income taxes(d)	(40)	(54)	(161)	(320)
Total acquisition-related costs––net of tax	190	240	489	1,136
Discontinued operations
Total discontinued operations––net of tax	(104)	(1,424)	(249)	(1,619)
Certain significant items
Restructuring charges(e)	153	888	666	1,462
Implementation costs and additional depreciation––asset restructuring(f)	111	183	486	437
Certain legal matters(g)	725	132	1,983	657
Certain asset impairment charges(h)	54	106	543	595
Costs associated with the potential separation of the Animal Health business(i)	100	8	191	8
Other	15	(8)	52	16
Total certain significant items––pre-tax	1,158	1,309	3,921	3,175
Income taxes(d)	(1,316)	(419)	(2,177)	(1,059)
Total certain significant items––net of tax	(158)	890	1,744	2,116
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax	$741	$958	$4,709	$5,485

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(c)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. For the third quarter of 2012, included in Cost of sales ($78 million), and Selling, informational and administrative expenses ($3 million). For the third quarter of 2011, included in Cost of sales ($68 million), Selling, informational and administrative expenses ($18 million) and Research and development expenses ($6 million).

For the first nine months of 2012, included in Cost of sales ($214 million), Selling, informational and administrative expenses ($8 million) and in Research and development expenses ($5 million). For the first nine months of 2011, included in Cost of sales ($410 million), Selling, informational and administrative expenses ($41 million), and Research and development expenses ($9 million).

(d)
Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate. In addition, income taxes for Certain significant items in the third quarter and nine months of 2012 includes a $1.1 billion tax benefit, representing tax and interest, as a result of a settlement with the U.S. Internal Revenue Service related to audits for tax years 2006 through 2008. See Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations.

(e)
Represents restructuring charges incurred for our cost-reduction and productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(f)
Amounts primarily relate to our cost-reduction and productivity initiatives (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

For the third quarter of 2012, included in Cost of sales ($19 million), Selling, informational and administrative expenses ($45 million) and Research and development expenses ($47 million). For the third quarter of 2011, included in Selling, informational and administrative expenses ($33 million) and Research and development expenses ($150 million).

For the first nine months of 2012, included in Cost of sales ($23 million), Selling, informational and administrative expenses ($77 million) and Research and development expenses ($386 million). For the first nine months of 2011, included in Selling, informational and administrative expenses ($39 million) and Research and development expenses ($398 million).

(g)
Included in Other deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net). In the third quarter of 2012, primarily includes a $491 million charge, not deductible for income tax purposes, resulting from an agreement-in-principle with the DOJ to resolve an investigation into Wyeth’s historical promotional practices in connection with Rapamune. In the first nine months of 2012, primarily includes the aforementioned $491 million charge related to Rapamune, a $450 million settlement of a lawsuit by Brigham Young University related to Celebrex, and charges related to hormone-replacement therapy litigation. In 2011, primarily includes charges related to hormone-replacement therapy litigation.

(h)	Primarily included in Other deductions—net (see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net).

(i)
Costs incurred in connection with the potential initial public offering of up to a 20% ownership stake in our Animal Health business, Zoetis Inc. (Zoetis). Includes expenditures for banking, legal, accounting and similar services related to the potential transaction.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the third quarter and first nine months of 2012 reflect the following:

For Foreign currency translation adjustments, for the third quarter of 2012, reflects the strengthening of several foreign currencies against the U.S. dollar, primarily the Australian dollar, the Canadian dollar, the Mexican peso and the Japanese yen, offset by the weakening of the euro against the U.S. dollar; for the first nine months of 2012, reflects the weakening of several foreign currencies against the U.S. dollar, primarily the euro, the Japanese yen, the Australian dollar and the Brazilian real.
For Unrealized holding gains/(losses) on derivative financial instruments, reflects the impact of fair value adjustments. See also Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.
For Benefit plans: actuarial gains/(losses), reflects the impact of remeasurements on the U.S., Puerto Rico and U.K. plans. See also Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS

Many changes in our asset and liability accounts as of September 30, 2012, compared to December 31, 2011, reflect, among other things, increases associated with our acquisitions of Alacer Corp. and Ferrosan Holding A/S (see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions and Divestitures: Acquisitions).

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

For Accounts receivable, net, see “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

For Inventories, also reflects, in part, a build-up in anticipation of plant rationalizations.

For Identifiable intangible assets, less accumulated amortization, also reflects the impact of impairments of certain assets (see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net).

For Accounts payable, Accrued compensation and related items, Other current liabilities and Other noncurrent liabilities, also reflects lower spending as a result of our cost-reduction and productivity initiatives and the impact of lower revenues on expense levels. Other noncurrent liabilities also reflects the impact of fair value adjustments on derivative financial instruments.

For Pension benefit obligations and Postretirement benefit obligations, also reflects the impact of $718 million of company contributions and the impact of a decision to freeze the U.S. defined benefit plans as of January 1, 2018 (see Notes to Condensed Consolidated Financial Statements—Note 10. Pension and Postretirement Benefit Plans).

For Other taxes payable, also reflects the impact of a number of audit settlements (see Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(MILLIONS OF DOLLARS)	September 30, 2012	October 2, 2011	% Change
Cash provided by/(used in):
Operating activities	$11,798	$14,979	(21)
Investing activities	(683)	1,301	(152)
Financing activities	(9,766)	(14,357)	(32)
Effect of exchange-rate changes on cash and cash equivalents	(25)	48	(152)
Net increase in cash and cash equivalents	$1,324	$1,971	(33)

Operating Activities

Our net cash provided by operating activities was $11.8 billion in the first nine months of 2012, compared to $15.0 billion in the same period of 2011. The decrease in net cash provided by operating activities was primarily attributable to:

•
the loss of exclusivity of Lipitor, as well as certain other products, resulting in lower revenues and associated expenses (see also the “Industry-Specific Challenges” section of this MD&A), partially offset by spending reductions resulting from our company-wide cost-reduction initiatives;

•	payments made in connection with certain legal matters;

•	an increase in inventory, partly due to the build-up of inventory in anticipation of plant rationalizations;

•	an increase in payments for taxes; and

•	the timing of receipts and payments in the ordinary course of business.

For additional information about the impact during the first nine months of 2012 of the loss of exclusivity of Lipitor in all major markets, including in the United States and the majority of developed European markets, see also the “Industry-Specific Challenges” section of this MD&A.

In the first nine months of 2012, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects changes in the ordinary course of business for accounts receivable, inventory, accounts payable, accrued compensation and other current and non-current liabilities, as well as the adjustment necessary to reflect the non-cash nature of the income tax settlements (see Notes to Condensed Consolidated Financial Statements––Note 5A. Tax Matters: Taxes on Income from Continuing Operations) For additional information about accounts receivable, see also “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

Investing Activities

Our net cash used in investing activities was $683 million in the first nine months of 2012, compared to net cash provided by investing activities of $1.3 billion in the same period in 2011. The decrease in net cash provided by investing activities was primarily attributable to:

•
net proceeds from redemption and sales of investments of $936 million in the first nine months of 2012, which were primarily used to finance our acquisitions, compared to net proceeds from redemptions and sales of investments of $2.8 billion in the first nine months of 2011, which were primarily used to finance our acquisition of King; and

•	net proceeds from the sale of our Capsugel business of $2.4 billion in the first nine months of 2011;

partially offset by:

•
cash paid of $782 million, net of cash acquired, for our acquisitions of Alacer Corp. and Ferrosan in the first nine months of 2012 (see Notes to Condensed Consolidated Financial Statements––Note 2A. Acquisitions and Divestitures: Acquisitions), compared to $3.2 billion cash paid, net of cash acquired, for the acquisition of King in the first nine months of 2011; and

•	lower purchases of property, plant and equipment.

Financing Activities

Our net cash used in financing activities was $9.8 billion in the first nine months of 2012, compared to $14.4 billion in the same period in 2011. The decrease in net cash used in financing activities was primarily attributable to:

•	net repayments of borrowings of $372 million in the first nine months of 2012, compared to net repayments of borrowings of $3.9 billion in the first nine months of 2011; and

•	lower purchases of common stock;

slightly offset by:

•	higher cash dividends paid.

ANALYSIS OF FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We rely largely on operating cash flows, short-term investments, short-term commercial paper borrowings and long-term debt to provide for our liquidity requirements. We believe that we have the ability to obtain both short-term and long-term debt to meet our financing needs for the foreseeable future. Due to our significant operating cash flows as well as our financial assets, access to capital markets and available lines of credit and revolving credit agreements, we further believe that we have the ability to meet our liquidity needs for the foreseeable future, which include:

•	the working capital requirements of our operations, including our research and development activities;

•	investments in our business;

•	dividend payments and potential increases in the dividend rate;

•	share repurchases;

•	the cash requirements associated with our cost-reduction/productivity initiatives;

•	paying down outstanding debt;

•	contributions to our pension and postretirement plans; and

•	business-development activities.

With regard to share repurchases, the Company's new $10 billion share repurchase plan is contingent on the consummation of the sale of the Nutrition business to Nestlé. (For additional information about the new share repurchase plan, see the “Share Repurchase Plans” section of this MD&A.)

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

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:

(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	September 30, 2012	December 31, 2011
Selected financial assets:
Cash and cash equivalents(a)	$4,506	$3,182
Short-term investments(a)	18,462	23,270
Long-term investments	13,429	9,814
	36,397	36,266
Debt:
Short-term borrowings, including current portion of long-term debt	7,774	4,016
Long-term debt	31,083	34,926
	38,857	38,942
Net financial liabilities(b)	$(2,460)	$(2,676)

Working capital(c)	$27,996	$31,908
Ratio of current assets to current liabilities	1.96:1	2.10:1
Shareholders’ equity per common share(d)	$11.04	$10.85

(a)	See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of assets held and for a description of credit risk related to our financial instruments held.

(b)
Net financial liabilities decreased during the first nine months of 2012 as operating cash flow generation was partially offset by share repurchases, dividends, capital expenditures, and business development activities. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

(c)	Working capital includes net assets held for sale of $3.9 billion as of September 30, 2012 and $4.1 billion as of December 31, 2011.

(d)	Represents total Pfizer Inc. shareholders’ equity divided by the actual number of common shares outstanding (which excludes treasury shares and shares held by our employee benefit trust).

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

Assuming the receipt of the required regulatory clearances, the satisfaction of other closing conditions and the completion of the sale of our Nutrition business to Nestlé, a substantial portion of the sale proceeds will be located outside the U.S. We are evaluating and will continue to evaluate potential domestic and international uses of those proceeds, including but not limited to the potential use for share repurchases, in the context of our overall capital requirements and capital-allocation strategies. (For additional information regarding our agreement to sell the Nutrition business to Nestlé, see the "Our Business Development Initiatives" section of this MD&A.)

Accounts Receivable

We continue to monitor developments regarding government and government agency receivables in several European markets where economic conditions remain challenging and uncertain. Historically, payments from a number of these European governments and government agencies extend beyond the contractual terms of sale and the year-over-year trend is worsening.

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

As of September 30, 2012, we had about $1.3 billion in aggregate gross accounts receivable from governments and/or government agencies in Italy, Greece, Portugal, Spain and Ireland, where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $315 million, were as follows: $173 million in Italy; $94 million in Greece; $30 million in Portugal; $13 million in Spain; and $5 million in Ireland.

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

Debt Capacity

We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of our commercial paper and other short-term borrowings. As of September 30, 2012, we had access to $8.9 billion of lines of credit, of which $1.8 billion expire within one year. Of these lines of credit, $8.2 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of our unused lines of credit, all of which expire in 2016, may be used to support our commercial paper borrowings.

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

Share Repurchase Plans

On December 12, 2011, we announced that the Board of Directors authorized a $10 billion share repurchase plan. In the first nine months of 2012, we purchased approximately 213 million shares of our common stock for approximately $4.8 billion. We purchased approximately 296 million shares of our common stock for approximately $5.8 billion in the first nine months of 2011. After giving effect to share purchases through October 31, 2012, our remaining share repurchase authorization was approximately $4.1 billion.

On November 1, 2012, we announced that the Board of Directors authorized, effective upon the consummation of the sale of the Nutrition business to Nestlé, a new $10 billion share repurchase plan to be utilized over time. At such time as the new plan becomes effective, it will be in addition to the authorization then-remaining, if any, under the current share repurchase plan.
Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of September 30, 2012, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Dividends on Common Stock

In October 2012, our Board of Directors declared a dividend of $0.22 per share, payable December 4, 2012, to shareholders of record at the close of business on November 9, 2012.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of September 30, 2012

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

•
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

•	the success of external business-development activities;

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

•	the ability to meet generic and branded competition after the loss of patent protection for our products or competitor products;

•	the ability to successfully market both new and existing products domestically and internationally;

•	difficulties or delays in manufacturing;

•	trade buying patterns;

•	the impact of existing and future legislation and regulatory provisions on product exclusivity;

•	trends toward managed care and healthcare cost containment;

•
the impact of the U.S. Budget Control Act of 2011 (the Budget Control Act) and the deficit-reduction actions to be taken pursuant to the Budget Control Act in order to achieve the deficit-reduction targets provided for therein, and the impact of any broader deficit-reduction efforts;

•
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

•
the exposure of our operations outside the U.S. to possible capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, as well as political unrest and unstable governments and legal systems;

•	contingencies related to actual or alleged environmental contamination;

•	claims and concerns that may arise regarding the safety or efficacy of in-line products and product candidates;

•	any significant breakdown, infiltration or interruption of our information technology systems and infrastructure;

•
legal defense costs, insurance expenses, settlement costs, the risk of an adverse decision or settlement and the adequacy of reserves related to product liability, patent protection, government investigations, consumer, commercial, securities, antitrust, environmental and tax issues, ongoing efforts to explore various means for resolving asbestos litigation, and other legal proceedings;

•	our ability to protect our patents and other intellectual property both domestically and internationally;

•	interest rate and foreign currency exchange rate fluctuations;

•
governmental laws and regulations affecting domestic and foreign operations, including, without limitation, tax obligations and changes affecting the tax treatment by the U.S. of income earned outside of the U.S. that may result from pending and possible future proposals;

•	any significant issues involving our largest wholesaler customers, which account for a substantial portion of our revenues;

•	the possible impact of the increased presence of counterfeit medicines in the pharmaceutical supply chain on our revenues and on patient confidence in the integrity of our medicines;

•
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

•
our ability and the ability of Nestlé to satisfy the conditions to closing the sale of our Nutrition business to Nestlé at all or within the anticipated time period; and whether and when the Company's new $10 billion share repurchase program will go into effect, which is contingent upon the closing of the sale of our Nutrition business to Nestlé;

•
the possibility that the initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business, for which a registration statement was filed with the Securities and Exchange Commission on August 13, 2012, will not be consummated at all or within the anticipated time period, including as the result of regulatory, market or other factors; and, if the IPO is consummated, the impact of the strategic alternative that we decide to pursue with regard to our remaining ownership stake in the Animal Health business;

•	our ability and the ability of NextWave Pharmaceuticals, Inc. (NextWave) to satisfy the conditions to closing our acquisition of NextWave at all or within the anticipated time period; and

•
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

We account for income tax contingencies using a benefit recognition model. If our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law or analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to "more likely than not"; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard.

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

•
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

•
On August 13, 2012, we filed a registration statement with the U.S. Securities and Exchange Commission for a potential initial public offering (IPO) of up to a 20% ownership stake in our Animal Health business. The transaction is subject to the possibility that the IPO will not be consummated at all or within the anticipated time period, including as the result of regulatory, market or other factors. (For further information, see the “Our Operating Environment––Our Business Development Initiatives” section of the MD&A.)

•
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to our purchases of shares of Pfizer’s common stock during the third fiscal quarter of 2012:

Issuer’s Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a), (c)
July 2, 2012, through July 29, 2012	69,525	$22.50	—	$7,035,125,784
July 30, 2012, through August 26, 2012	29,489,991	$23.95	29,430,755	$6,330,215,429
August 27, 2012, through September 30, 2012	46,925,003	$24.13	46,840,276	$5,199,791,721
Total	76,484,519	$24.06	76,271,031

(a)
On December 12, 2011, we announced that the Board of Directors had authorized a $10 billion share repurchase plan (the December 2011 Stock Purchase Plan). On November 1, 2012, we announced that the Board of Directors had authorized, effective upon the consummation of the sale of the Nutrition business to Nestlé, a new $10 billion share repurchase plan to be utilized over time (the 2012 Stock Purchase Plan). At such time as the 2012 Stock Purchase Plan becomes effective, it will be in addition to the authorization then-remaining, if any, under the December 2011 Stock Purchase Plan.

(b)
In addition to amounts purchased under the December 2011 Stock Purchase Plan, these columns reflect the following transactions during the third fiscal quarter of 2012: (i) the surrender to Pfizer of 171,595 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 33,169 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 8,724 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

(c)	The amounts in this column do not reflect the 2012 Stock Purchase Plan.

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

Pfizer Inc.
(Registrant)

Dated:	November 8, 2012	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)