Form 10-K
period 2012-12-31
PFIZER INC
filed 2013-02-28
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-3619
_____________________________________________
PFIZER INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	13-5315170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

235 East 42nd Street	10017-5755
New York, New York (Address of principal executive offices)	(Zip Code)
(212) 733-2323
(Registrant’s telephone number, including area code)
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.05 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2012, was approximately $172 billion. The registrant has no non-voting common stock.
The number of shares outstanding of the registrant’s common stock as of February 21, 2013 was 7,189,061,853 shares of common stock, all of one class.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Annual Report to Shareholders	Parts I, II and IV
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders	Part III

PART I

ITEM 1.	BUSINESS
General

Pfizer Inc. is a research-based, global biopharmaceutical company. We apply science and our global resources to improve health and well-being at every stage of life. We strive to set the standard for quality, safety and value in the discovery, development and manufacturing of medicines for people and animals. Our diversified global healthcare portfolio includes human and animal biologic and small molecule medicines and vaccines, as well as many of the world’s best-known consumer products. Every day, we work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We also collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products, as well as through alliance agreements, under which we co-promote products discovered by other companies (Alliance revenues). The majority of our revenues come from the manufacture and sale of biopharmaceutical products.

The Company was incorporated under the laws of the State of Delaware on June 2, 1942. Unless the context requires otherwise, references to “Pfizer,” “the Company,” “we,” “us” or “our” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 Form 10-K) refer to Pfizer Inc. and its subsidiaries. References to developed markets in this 2012 Form 10-K include the United States (U.S.), Western Europe, Japan, Canada, Australia, Scandinavia, South Korea, Finland and New Zealand; and references to emerging markets in this 2012 Form 10-K include the rest of the world, including, among other countries, China, Brazil, Mexico, Turkey, Russia and India.

In July 2011, we announced our decision to explore strategic alternatives for our Animal Health and Nutrition businesses.

On February 6, 2013, an initial public offering (IPO) of our subsidiary, Zoetis Inc. (Zoetis), was completed, pursuant to which we sold 99.015 million shares of Zoetis in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued on January 10, 2013. The IPO represented approximately 19.8% of the total outstanding Zoetis shares. On February 1, 2013, Zoetis shares began trading on the New York Stock Exchange under the symbol “ZTS.” Prior to and in connection with the IPO, Zoetis completed a $3.65 billion senior notes offering and we transferred to Zoetis substantially all of the assets and liabilities of our Animal Health business. For additional details, see the Notes to Consolidated Financial Statements—Note 19A. Subsequent Events: Zoetis Debt Offering and Initial Public Offering in our 2012 Financial Report, as well as Other Products—Animal Health below.

We may in the future make a tax-free distribution to our shareholders of all or a portion of our remaining equity interest in Zoetis, which may include one or more distributions effected as a dividend to all Pfizer shareholders, one or more distributions in exchange for Pfizer shares or other securities, or any combination thereof. We will consider all alternatives to maximize the after-tax return for our shareholders, including a tax-free distribution to our shareholders. If pursued, any disposition would be subject to various conditions, including receipt of any necessary regulatory or other approvals and the existence of satisfactory market conditions.

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Divestitures in our 2012 Financial Report, as well as Other Products—Nutrition below.

On August 1, 2011, we completed the sale of our Capsugel business for approximately $2.4 billion in cash. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Divestitures in our 2012 Financial Report.

On January 31, 2011, we acquired King Pharmaceuticals, Inc. (King) and, in accordance with our domestic and international reporting periods, our consolidated financial statements for the year ended December 31, 2011 reflect approximately 11 months of King’s U.S. operations and approximately ten months of King’s international operations. For additional information, see the Notes to Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Acquisitions in our 2012 Financial Report.

If we decide to fully separate Zoetis, then, following such separation, we will be a global biopharmaceutical company with an innovative core (our Primary Care, Specialty Care and Oncology business units) and a value core (our Established

Products business unit) in developed markets, with different cost structures and operating drivers. Our Emerging Markets business unit has a geographic focus that includes both the innovative and value cores in those markets. The innovative core includes a portfolio of innovative, largely patent-protected, in-line products and an R&D organization focused on continuing to build a robust pipeline of highly differentiated product candidates in areas of unmet medical needs. The value core includes a portfolio of products that have lost exclusivity or are approaching the loss of exclusivity that help meet the global need for less expensive, quality medicines. In addition, we have a complementary Consumer Healthcare business with several well-known brands.

For a further discussion of our strategy and our business development initiatives, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy and —Our Business Development Initiatives sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2012 Financial Report.

Pfizer Website

This 2012 Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available on our website (www.pfizer.com), in text format and, where applicable, in interactive data file format, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Throughout this 2012 Form 10-K, we “incorporate by reference” certain information from other documents filed or to be filed with the SEC, including our Proxy Statement for the 2013 Annual Meeting of Shareholders (2013 Proxy Statement) and the 2012 Financial Report, portions of which are filed as Exhibit 13 to this 2012 Form 10-K, and which also will be contained in Appendix A to our 2013 Proxy Statement (2012 Financial Report). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. Our 2012 Annual Report to Shareholders consists of the 2012 Financial Report and the Corporate and Shareholder Information attached to the 2013 Proxy Statement. Our 2012 Financial Report will be available on our website (www.pfizer.com) on or about February 28, 2013. Our 2013 Proxy Statement will be available on our website (www.pfizer.com) on or about March 14, 2013.

Information relating to corporate governance at Pfizer, including our Corporate Governance Principles; Director Qualification Standards; Pfizer Policies on Business Conduct (for all of our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer); Code of Business Conduct and Ethics for our Directors; information concerning our Directors; ways to communicate by e-mail with our Directors; Board Committees; Committee Charters; the Lead Independent Director Charter; and transactions in Pfizer securities by Directors and Officers; as well as Chief Executive Officer and Chief Financial Officer certifications, are available on our website (www.pfizer.com). We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. Information relating to shareholder services, including the Computershare Investment Program, book-entry share ownership and direct deposit of dividends, is also available on our website (www.pfizer.com).

The information contained on our website does not constitute a part of this 2012 Form 10-K.

Operating Segments

We manage our operations through five operating segments—Primary Care; Specialty Care and Oncology; Established Products and Emerging Markets; Animal Health; and Consumer Healthcare. As of the third quarter of 2012, the Animal Health and Consumer Healthcare business units are no longer managed as a single operating segment. Each operating segment has responsibility for its commercial activities and for certain research and development activities related to in-line products and in-process research and development (IPR&D) projects that generally have achieved proof-of-concept.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources. Generally, products are transferred to the Established Products business unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity.

A description of each of our five operating segments follows:

•
Primary Care operating segment—includes revenues from human prescription pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, cardiovascular (excluding pulmonary arterial hypertension), erectile dysfunction, genitourinary, major depressive disorder, pain, respiratory and smoking cessation. Examples of products in this segment in 2012 include Celebrex, Chantix/Champix, Eliquis, Lipitor (in certain European Union (EU) countries and in Australia and New Zealand), Lyrica, Premarin, Pristiq and Viagra. All revenues for these products are allocated to the Primary Care business unit, except those generated in emerging markets and those that are managed by the Established Products business unit.

Beginning in 2012, sales of Lipitor in the U.S., Canada, South Korea and Japan were reported in our Established Products business unit and beginning in 2013, sales of Lipitor in Australia and most of developed Europe are being reported in our Established Products business unit.

•	Specialty Care and Oncology operating segment—comprises the Specialty Care business unit and the Oncology business unit.

·
Specialty Care—includes revenues from human prescription pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this business unit in 2012 include BeneFIX, Enbrel, Genotropin, Geodon (outside the U.S.), the Prevnar/Prevenar family, ReFacto AF, Revatio (outside the U.S.), Tygacil, Vfend (outside the U.S. and South Korea), Vyndaqel (outside the U.S.), Xalatan (outside the U.S., Canada and South Korea), Xeljanz (in the U.S.), Xyntha and Zyvox. All revenues for these products are allocated to the Specialty Care business unit, except those generated in emerging markets and those that are managed by the Established Products business unit.

·
Oncology—includes revenues from human prescription pharmaceutical products addressing oncology and oncology-related illnesses. The products in this business unit in 2012 include Inlyta, Sutent, Torisel, Xalkori, Mylotarg (in Japan) and Bosulif (in the U.S.). All revenues for these products are allocated to the Oncology business unit, except those generated in emerging markets and those that are managed by the Established Products business unit.

•	Established Products and Emerging Markets operating segment—comprises the Established Products business unit and the Emerging Markets business unit.

·
Established Products—includes revenues from human prescription pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this business unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. However, in certain situations, products may be transferred to this business unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This business unit also excludes revenues generated in emerging markets. Examples of products in this business unit in 2012 include Arthrotec, Effexor, Lipitor (in the U.S., Canada, South Korea and Japan), Medrol, Norvasc, Protonix, Relpax, Vfend (in the U.S. and South Korea), Xalatan (in the U.S., Canada and South Korea) and Zosyn/Tazocin.

·
Emerging Markets—includes revenues from all human prescription pharmaceutical products sold in emerging markets, including Asia (excluding Japan and South Korea), Latin America, the Middle East, Eastern Europe, Africa, Turkey and Central Europe.

•
Animal Health operating segment—includes worldwide revenues from products and services to prevent and treat disease in livestock and companion animals, including anti-infectives, vaccines, parasiticides, medicinal feed additives, other pharmaceutical products and other non-pharmaceutical products.

•
Consumer Healthcare operating segment—includes worldwide revenues from non-prescription products in the following therapeutic categories: dietary supplements, pain management, respiratory and personal care. Products marketed by Consumer Healthcare include Advil, Caltrate, Centrum, ChapStick, Emergen-C, Preparation H and Robitussin.

For a further discussion of our operating segments, including certain costs that are not allocated to our operating segment results, as well as comparative segment information for 2012, 2011 and 2010, see the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected income statement information, Geographic Information and Significant Product Revenues in our 2012 Financial Report and the

table captioned Revenues by Segment and Geographic Area in the MD&A in our 2012 Financial Report, which are incorporated by reference.

Our businesses are heavily regulated in most of the countries in which we operate. In the U.S., the principal authority regulating our operations is the U.S. Food and Drug Administration (FDA). The FDA regulates the safety and efficacy of the products we offer and our research, quality, manufacturing processes, product promotion, advertising and product labeling. Similar regulations exist in most other countries, and in many countries the government also regulates our prices. See Government Regulation and Price Constraints below.

Biopharmaceutical Products

Our biopharmaceutical business is comprised of the following five business units: Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets. For further information regarding these business units, see Operating Segments above, and for a discussion of certain of our key biopharmaceutical products, including Lyrica, Lipitor, Enbrel, Prevnar 13/Prevenar 13, Celebrex, Viagra, Norvasc, Zyvox, Sutent, and the Premarin family, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions section of the MD&A in our 2012 Financial Report.

Revenues from biopharmaceutical products contributed approximately 87% of our total revenues in 2012, 88% of our total revenues in 2011 and 90% of our total revenues in 2010.

We recorded direct product sales of more than $1 billion for each of 10 biopharmaceutical products in 2012, each of 12 biopharmaceutical products in 2011 and each of 15 biopharmaceutical products in 2010. These products represented 49% of our revenues from biopharmaceutical products in 2012, 56% of our revenues from biopharmaceutical products in 2011 and 60% of our revenues from biopharmaceutical products in 2010. See Item 1A. Risk Factors—Dependence on Key In-Line Products below.

Worldwide revenues from biopharmaceutical products in 2012 were $51.2 billion, a decrease of 11% compared to 2011, primarily due to the decrease of $7.6 billion in operational revenues from Lipitor, Geodon, Xalatan, Caduet, Aromasin and Detrol, and lower Alliance revenues for Aricept, all due to the loss of exclusivity in certain markets, and from lower Alliance revenues for Spiriva due to the final-year terms of our collaboration agreements in certain European countries, Canada and Australia; lower revenues for Effexor and Zosyn/Tazocin; and the unfavorable impact of foreign exchange of $1.3 billion, or 2%. This decrease was partially offset by an increase in operational revenues in developed markets for certain biopharmaceutical products, particularly Lyrica, Celebrex, and Enbrel, and in revenues from emerging markets.

Geographically, in the U.S., revenues from biopharmaceutical products decreased 17% in 2012 compared to 2011, primarily reflecting lower revenues from Lipitor, Geodon, Caduet, Xalatan and Aromasin, all due to the loss of exclusivity; lower Alliance revenues due to loss of exclusivity of Aricept 5mg and 10mg tablets in November 2010; and lower revenues from Effexor, Zosyn and Detrol/Detrol LA. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products, lower reductions related to rebates and the lower reduction in revenues related to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (commonly referred to as the Affordable Care Act, or ACA).

For additional information regarding the impact of the ACA on our revenues, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—U.S. Healthcare Legislation section of the MD&A in our 2012 Financial Report.

In our international markets, revenues from biopharmaceutical products decreased 7% in 2012 compared to 2011, primarily due to the loss of exclusivity of Lipitor in most of developed Europe and the unfavorable impact of foreign exchange of 3%. Operationally, revenues decreased 4% in 2012 compared to 2011. In addition to Lipitor, the decrease in operational revenues was driven by Xalatan/Xalacom, Aricept and Aromasin, all due to the loss of exclusivity in certain markets, as well as lower Alliance revenues, primarily due to the loss of exclusivity of Aricept in many major European markets and lower revenues for Spiriva in certain European countries, Canada and Australia (reflecting the final-year terms of our Spiriva collaboration agreements relating to those countries), as well as lower revenues for Norvasc and Effexor. The impact of these adverse factors was partially offset by the strong operational growth of Lyrica, Prevnar 13/Prevenar 13 and Enbrel.

During 2012, international revenues from biopharmaceutical products represented 62% of total revenues from biopharmaceutical products, compared to 59% in 2011.

For additional information, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical Revenues section of the MD&A in our 2012 Financial Report.

Other Products

Animal Health

Our Animal Health operating segment is a market leader in nearly all of the major regions in which it operates. It discovers, develops, manufactures and commercializes animal health medicines and vaccines, with a focus on both livestock and companion animals.

On February 6, 2013, an IPO of our subsidiary Zoetis was completed, pursuant to which we sold 99.015 million shares of Zoetis in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued on January 10, 2013. The IPO represented approximately 19.8% of the total outstanding Zoetis shares. On February 1, 2013, Zoetis shares began trading on the New York Stock Exchange under the symbol “ZTS.” Prior to and in connection with the IPO, Zoetis completed a $3.65 billion senior notes offering and we transferred to Zoetis substantially all of the assets and liabilities of our Animal Health business. For additional details see the Notes to Consolidated Financial Statements—Note 19A. Subsequent Events: Zoetis Debt Offering and Initial Public Offering in our 2012 Financial Report.

We will continue to consolidate Zoetis as we have retained control over the entity, and we will reflect amounts attributable to noncontrolling interests for the divested portion. The net assets, operations and cash flows that comprise Zoetis are not the same as those of the Animal Health operating segment.

Revenues from Animal Health products were approximately $4.3 billion in 2012, an increase of 3% compared to 2011, reflecting higher operational revenues of 6%, partially offset by the unfavorable impact of foreign exchange of 3%. Operational revenues from Animal Health products were favorably impacted by the solid performance in both the livestock and companion animal portfolios.

Major categories and product lines in the Animal Health business include:

•
Anti-infectives: products that prevent, kill or slow the growth of bacteria, fungi or protozoa. Examples of products in this category include Draxxin, Terramycin, Clavamox/Synulox, and the Ceftiofur line;

•
Vaccines: biological preparations that prevent diseases of the respiratory, gastrointestinal and reproductive tracts or induce a specific immune response. Examples of products in this category include the Bovishield line, Improvac, and Vanguard;

•	Parasiticides: products that prevent or eliminate external and internal parasites, such as fleas, ticks and worms. Examples of products in this category include Cydectin, Dectomax, and Revolution;

•	Medicinal feed additives: products that provide medicines, nutrients and probiotics to livestock; and

•
Other pharmaceutical products and other non-pharmaceutical products: complementary products, such as pain and sedation, oncology and antiemetic products. Examples of products in this category include Palladia and Rimadyl.

Consumer Healthcare

Based on 2012 revenues, our Consumer Healthcare operating segment is the fifth-largest branded multi-national, over-the-counter (OTC), healthcare products business in the world and sells two of the ten largest selling OTC healthcare brands (Centrum and Advil) in the world. Consumer Healthcare revenues totaled $3.2 billion for 2012, an increase of 6% compared to 2011, reflecting higher operational revenues of 8%, partially offset by the unfavorable impact of foreign exchange of 2%. The operational revenue increase was primarily due to the addition of products from the acquisitions of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan) in December 2011 and Alacer Corp. (Alacer) in February 2012, discussed below. The Consumer Healthcare operating segment holds strong positions in various geographic markets, with its highest revenue volume in the U.S., Canada, China, Germany, Italy, Brazil and Australia.

Major categories and product lines in our Consumer Healthcare business include:

•	Dietary supplements: Centrum brands (including Centrum, Centrum Silver, Centrum Men’s and Women’s, Centrum Specialist, Centrum Flavor Burst, and Centrum Kids), Caltrate, and Emergen-C;

•	Pain management: Advil brands (including Advil, Advil PM, Advil Liqui-Gels, Children’s Advil, Infants’ Advil, and Advil Migraine), and ThermaCare;

•	Respiratory: Robitussin, Advil Cold & Sinus, Advil Congestion Relief, and Dimetapp; and

•	Personal care: ChapStick and Preparation H.

On August 13, 2012, we announced that we entered into an agreement with AstraZeneca for the global OTC rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. Under the terms of the agreement, we acquired the exclusive global rights to market Nexium for OTC indications, which are subject to regulatory approval. In February 2012, we completed our acquisition of Alacer, a company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. In December 2011, we completed our acquisition of the consumer healthcare business of Ferrosan, a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. For additional information, see the Notes to Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Acquisitions in our 2012 Financial Report and the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives section of the MD&A in our 2012 Financial Report.

For additional information regarding the revenues of our Animal Health and Consumer Healthcare operating segments, see the Analysis of the Consolidated Statements of Income—Other Product Revenues section of the MD&A in our 2012 Financial Report.

Nutrition

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. Pfizer Nutrition was a business that sold infant nutritionals, including infant milk formula brands for newborns and toddlers, in certain markets outside the U.S. and Canada. For additional information, see the Notes to Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangements and Equity-Method Investments: Divestitures in our 2012 Financial Report.

Research and Development

Innovation by our research and development (R&D) operations is very important to our success. As a result, and also because we are predominantly a human health company, the vast majority of our research and development spending is associated with human health products, compounds and activities. Our goal is to discover, develop and bring to market innovative products that address major unmet medical needs. We spent $7.9 billion in 2012, $9.1 billion in 2011 and $9.5 billion in 2010 on research and development.

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

Drug discovery and development is time-consuming, expensive and unpredictable. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), out of 5,000-10,000 screened compounds, only 250 enter preclinical testing, five enter human clinical trials and one is approved by the FDA. The process from early discovery or design to development to regulatory approval can take more than 10 years. Drug candidates can fail at any stage of the process, and candidates may not receive regulatory approval even after many years of research.

As of year-end 2012, we had 276 projects in research and development, ranging from discovery through registration, of which 78 programs are in Phase 1 through registration, with the remainder of the projects in pre-clinical development. At year-end 2012, our Phase 3 portfolio contained 17 programs. Development of a single compound is often pursued as part of multiple different programs. While these new candidates may or may not eventually receive regulatory approval, new drug candidates entering clinical development phases are the foundation for future products.

In addition to discovering and developing new products, our research operations seek to add value to our existing products by improving their effectiveness and by discovering new uses or indications for them.

Information concerning several of our drug candidates in development, as well as supplemental filings for existing products, is set forth in the Analysis of the Consolidated Statements of Income—Product Developments—Biopharmaceutical section of the MD&A in our 2012 Financial Report, which is incorporated by reference.

Our competitors also devote substantial funds and resources to research and development. We also compete against numerous small biotechnology companies in developing potential drug candidates. The extent to which our competitors are successful in their research could result in erosion of the sales of our existing products and potential sales of products in development, as well as unanticipated product obsolescence. See Item 1A. Risk Factors—Competitive Products below.

We continue to closely evaluate our global research and development function and pursue strategies intended to improve innovation and overall productivity in R&D by prioritizing areas that we believe have the greatest scientific and commercial promise, utilizing appropriate risk/return profiles, and focusing on areas that we believe have the highest potential to deliver value in the near term and over time. To that end, our research primarily focuses on five high-priority areas that have a mix of small and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. In addition to reducing the number of disease areas of focus, we have realigned and reduced our research and development footprint, and outsourced certain functions that do not drive competitive advantage for Pfizer. For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Strategy section of the MD&A in our 2012 Financial Report.

For additional information regarding our R&D operations, see the Analysis of the Consolidated Statements of Income—Research and Development section of the MD&A in our 2012 Financial Report.
International Operations

We have significant operations outside the United States. For the developed markets, these operations for human pharmaceutical products are managed through the same business units as our U.S. operations (i.e., Primary Care, Specialty Care, Oncology and Established Products). Our operations in emerging markets for human pharmaceutical products are managed through the Emerging Markets business unit within the Established Products and Emerging Markets segment. Our Animal Health and Consumer Healthcare operating segments manage their operations worldwide.

Revenues from operations outside the U.S. of $35.9 billion accounted for 61% of our total revenues in 2012. Revenues exceeded $500 million in each of 16 countries outside the U.S. in 2012 and 2011, and in each of 17 countries outside the U.S. in 2010. The U.S. is our largest national market, comprising 39% of total revenues in 2012, 41% of total revenues in 2011 and 44% of total revenues in 2010. Japan is our second-largest national market, with 10% of total revenues in 2012, 9% of total revenues in 2011 and 8% of total revenues in 2010.

For a geographic breakdown of revenues, see the table captioned Geographic Information in the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information in our 2012 Financial Report, and the table captioned Revenues by Segment and Geographic Area in the MD&A in our 2012 Financial Report. Those tables are incorporated by reference.

Our international businesses are subject, in varying degrees, to a number of risks inherent in carrying on business in other countries. These include, among other things, currency fluctuations, capital and exchange control regulations, expropriation and other restrictive government actions. See Item 1A. Risk Factors—Risks Affecting International Operations below. Our international businesses are also subject to government-imposed constraints, including laws and regulations on pricing, reimbursement, and access to our products. See Government Regulation and Price Constraints below for a discussion of these matters.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. In 2012, both revenues and net income were unfavorably impacted by foreign exchange in general, as foreign currency movements relative to the U.S. dollar decreased our revenues and net income in many countries. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have on us, we attempt to mitigate their impact through operational means and by using various financial instruments, depending upon market conditions. For additional information, see the Notes to Consolidated Financial Statements—Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2012 Financial Report, as well as the

Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section of the MD&A in our 2012 Financial Report. Those sections of our 2012 Financial Report are incorporated by reference.

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

Our biopharmaceutical businesses include five human health, customer-focused business units: Primary Care, Specialty Care (including vaccines), Oncology, Established Products and Emerging Markets. We operate in customer-focused business units within our biopharmaceutical businesses to better meet the diverse needs of physicians, patients and our customers while seeking to maximize value for our Company and our shareholders.

Our U.S. Primary Care operations are structured into regional units in order to create a more flexible organization to identify and address local market dynamics and customer needs. Our structure is designed to align the sales, marketing, and medical functions to work closely to meet the needs of key customer groups while seeking to ensure common coordination, focus and accountability across the organizations.

Our prescription pharmaceutical products are sold principally to wholesalers, but we also sell directly to retailers, hospitals, clinics, government agencies and pharmacies, and in the case of Prevnar 13, directly to individual provider offices in the U.S. We seek to gain access to healthcare authority, PBM and MCO formularies. Formularies are lists of approved medicines available to members that are tiered according to co-pay amounts and reimbursed by the respective PBM or MCO. We also work with MCOs, PBMs, employers and other healthcare providers to assist them with disease management, patient education and other tools that help their medical treatment routines.

During 2012, Pfizer revenues from our three largest biopharmaceutical wholesalers were as follows:

•	McKesson, Inc.—12% of our total revenues (and 28% of our total U.S. revenues);

•	Cardinal Health, Inc.—9% of our total revenues (and 23% of our total U.S. revenues); and

•	AmerisourceBergen Corporation—7% of our total revenues (and 17% of our total U.S. revenues).

Sales to these wholesalers were concentrated in the biopharmaceutical businesses. In addition, our Consumer Healthcare operating segment generates a significant portion of its sales from several large customers, the loss of any one or more of which could have a material adverse effect on the Consumer Healthcare operating segment.

Each of our global Animal Health and Consumer Healthcare operating segments utilizes its own sales and marketing organizations to promote its products, and each occasionally uses distributors in smaller markets.

Our Animal Health operating segment’s advertising and promotions are generally targeted to veterinary healthcare professionals, livestock producers and pet owners. Animal Health products are sold directly to veterinarians and livestock producers, as well as through distributors and retail outlets.

Our Consumer Healthcare operating segment’s advertising and promotions are generally disseminated to consumers through television, print, digital and other media advertising, as well as through in-store promotion. Consumer Healthcare products are sold through a wide variety of channels, including distributors, pharmacies, retail chains and grocery and convenience stores.
Patents and Intellectual Property Rights

Our products are sold around the world under brand-name, logo and certain product design trademarks that we consider, in the aggregate, to be of material importance. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

We own or license a number of U.S. and foreign patents. These patents cover pharmaceutical and other products and their uses, pharmaceutical formulations, product manufacturing processes and intermediate chemical compounds used in manufacturing.

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Further, patent term extension may be available in many major countries to compensate for a regulatory delay in approval of the product. For additional information, see Government Regulation and Price Constraints—Intellectual Property below.

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

Drug	U.S. Basic Product Patent Expiration Year (1)(2)(3)
Detrol	2012(2)
Viagra	2012(3)
Celebrex	2014
Zyvox	2015
Lyrica	2018
Bosulif	2019
Chantix	2020
Inlyta	2020
Xeljanz	2020
Sutent	2021
Eliquis	2023
Xalkori	2029
(1) With respect to the products in this table, the corresponding European and Japanese patent expiration dates are generally within one year before or after the U.S. dates indicated, except as follows:

•
With respect to Japan, the patent expiration year for Celebrex is 2019, for Zyvox is 2019, for Lyrica is 2022, for Champix is 2022, and for Sutent is 2024. For Detrol, post-marketing surveillance in Japan extends until 2014.

•	With respect to major European markets, the patent expiration year for Xalkori is 2025. For Lyrica, regulatory exclusivity in Europe extends until 2014.

(2) As a result of certain patent litigation settlements, we expect generic competition for Detrol LA to commence in the U.S. no earlier than January 1, 2014, except in limited circumstances, and no later than March 1, 2014.

(3) In some instances, there are later-expiring patents relating to our products directed to particular forms or compositions, to methods of manufacturing, or to use of the drug in the treatment of particular diseases or conditions. For example, in addition to the basic product patent covering Viagra, it is also covered by a U.S. method-of-treatment patent which, including the six-month pediatric exclusivity period associated with Revatio which has the same active ingredient as Viagra, expires in 2020. However, in some cases, such patents may not protect our drug from generic competition after the expiration of the basic patent.

We co-promote Aricept with Eisai Co., Ltd. (Eisai). We lost exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010, and in the majority of European markets in February 2012 and April 2012. We expect to lose exclusivity for the Aricept 23mg tablet in the U.S. in July 2013. For additional information, including a description of certain of our other co-

promotion agreements and their expiration dates, see the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions and the Overview of Our Performance, Operating Environment, Strategy and Outlook—The Loss or Expiration of Intellectual Property Rights sections of the MD&A in our 2012 Financial Report and Item 1A. Risk Factors—Dependence on Key In-Line Products below.

We lost exclusivity for Lipitor in the U.S. in November 2011. Lipitor lost exclusivity in Japan in June 2011, Australia in April 2012 and most of developed Europe in March 2012 and May 2012. In the U.S., Europe, Japan and Australia, Lipitor now faces multi-source generic competition. In other international markets, Lipitor has lost exclusivity in certain countries and will lose exclusivity at various times in other countries.

We lost exclusivity for Xalatan in the U.S. in March 2011. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012. We lost exclusivity for Geodon in the U.S. in March 2012. We lost exclusivity in the U.S. in September 2012 for Revatio tablet, and in June 2012 for Detrol immediate release (Detrol IR). We lost exclusivity for Detrol in most European markets in September 2012. Aromasin, Effexor/Effexor XR (extended-release formulation of Effexor), Zosyn, Protonix, Norvasc and Vfend tablets are examples of other Pfizer products that face generic competition in the U.S. We also lost exclusivity for Caduet in the U.S. in November 2011, and in the majority of European markets in March and May 2012.

For additional information, see the Overview of Our Performance, Operating Environment, Strategy and Outlook—The Loss or Expiration of Intellectual Property Rights section of the MD&A in our 2012 Financial Report.

Companies have filed applications with the FDA seeking approval of products that we believe infringe our patents covering, among other products, Viagra, Lyrica, Sutent, Rapamune, EpiPen, Torisel, Pristiq, and Embeda extended-release capsules.

The expiration of a basic product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the originally patented product and can result in a significant reduction in revenues for that product in a very short period of time. In some cases, however, we can continue to obtain commercial benefits from product manufacturing trade secrets; patents on uses for products; patents on processes and intermediates for the economical manufacture of the active ingredients; patents for special formulations of the product or delivery mechanisms; and conversion of the active ingredient to OTC products.

Biotechnology Products

Our biotechnology products, including BeneFIX, ReFacto, Xyntha, Enbrel and the Prevnar/Prevenar family, may face competition from biosimilars (also referred to as “follow-on biologics”). Such biosimilars would reference biotechnology products approved under the U.S. Public Health Service Act. Additionally, the FDA has approved a biosimilar recombinant human growth hormone that referenced our biotechnology product, Genotropin, which was approved under the U.S. Federal Food, Drug and Cosmetic Act.

Abbreviated legal pathways for the approval of biosimilars exist in certain international markets and, since the passage of the ACA, a framework for such approval exists in the U.S. The regulatory implementation of these ACA provisions is ongoing and expected to take several years. However, the FDA has begun to clarify its expectations for approval via the biosimilar pathway with the issuance of three draft guidance documents in February 2012. See Government Regulation and Price Constraints—Biosimilars for additional information on the ACA’s approval framework for biosimilars.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years, and in Japan the regulatory authority has granted marketing authorizations for certain biosimilars, including somatropin (the recombinant human growth hormone in our Genotropin product), pursuant to a guideline for biosimilar approvals issued in 2009.

If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with attendant competitive pressure, and price reductions could follow. Expiration or successful challenge of applicable patent rights could trigger this competition, assuming any relevant exclusivity period has expired. However, unlike small molecule generics, biologics currently have additional barriers to entry related to the manufacture of such products, and biosimilars are not necessarily identical to the reference products. Therefore, generic competition with respect to biologics may not be as significant. As part of our business strategy, we are developing biosimilar medicines using our expertise in biologics and our regulatory, commercial and manufacturing strengths. As such, a better-defined biosimilars approval pathway will assist us in pursuing approval of our own biosimilar products in the U.S. See Item 1A. Risk Factors—Biotechnology Products below.

We may face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue. Likewise, as we enter the biosimilars area and seek to launch products, patents may be asserted against us.

International

One of the main limitations on our operations in some countries outside the U.S. is the lack of effective intellectual property protection for our products. Under international and U.S. free trade agreements in recent years, global protection of intellectual property rights has been improving. The World Trade Organization Agreement on Trade Related Aspects of Intellectual Property (WTO-TRIPs) required participant countries to amend their intellectual property laws to provide patent protection for pharmaceutical products by 2005, with an extension until 2016 for least-developed countries. A number of countries have made improvements. We have experienced significant growth in our businesses in some of those countries. We include further patent protection improvement among the factors we consider for continued business expansion in other participant countries. For additional information, see Government Regulation and Price Constraints—Intellectual Property below.

Competition

Our businesses are conducted in intensely competitive and often highly regulated markets. Many of our human prescription pharmaceutical products face competition in the form of branded or generic drugs that treat similar diseases or indications. The principal forms of competition include efficacy, safety, ease of use, and cost effectiveness. Though the means of competition vary among product categories and business groups, demonstrating the value of our products is a critical factor for success in all of our principal businesses.

Our competitors include other worldwide research-based drug companies, smaller research companies with more limited therapeutic focus, and generic drug and consumer healthcare manufacturers. We compete with other companies that manufacture and sell products that treat diseases or indications similar to those treated by our major products.

This competition affects our core product business, which is focused on applying innovative science to discover and market products that satisfy unmet medical needs and provide therapeutic improvements. Our emphasis on innovation is underscored by our multi-billion-dollar investment in research and development, as well as our business development transactions, both designed to result in a strong product pipeline. Our investment in research does not stop with drug approval; we continue to invest in further understanding the value of our products for the conditions they treat, as well as potential new applications. We seek to protect the health and well-being of patients by striving to ensure that medically sound knowledge of the benefits and risks of our medicines is understood and communicated to patients, physicians and global health authorities. We also seek to continually enhance the organizational effectiveness of all of our biopharmaceutical functions, including coordinating support for our salespersons’ efforts to accurately and ethically launch and promote our products to our customers.

Operating conditions have become more challenging under the mounting global pressures of competition, industry regulation and cost containment. We continue to take measures to evaluate, adapt and improve our organization and business practices to better meet customer and public needs. We have taken an industry-leading role in evolving our approaches to U.S. direct-to-consumer advertising; interactions with, and payments to, healthcare professionals; and medical education grants. We also continue to sponsor programs to address patient affordability and access barriers, as we strive to advance fundamental health system change through support for better healthcare solutions.

While our Animal Health operating segment is a market leader in nearly all of the major regions and sectors in which it operates, it faces competition from other animal health businesses, including those that are business units of other large pharmaceutical companies. The principal drivers of competition vary depending on the particular region, species, product category or individual product, and may include new product development, quality, price, service and effective promotion to veterinary professionals, pet owners and livestock producers.

Our Consumer Healthcare operating segment faces competition from OTC business units in other major pharmaceutical and consumer packaged goods companies, as well as retailers who carry their own private label brands. Our competitive position is affected by several factors, including, among others, the amount and effectiveness of our and our competitors’ promotional resources; customer acceptance; product quality; our and our competitors’ introduction of new products, ingredients, claims, dosage forms, or other forms of innovation; and pricing, regulatory and legislative matters (such as product labeling, patient access and prescription to OTC switches).

Managed Care Organizations

The growth of MCOs in the U.S. has been a major factor in the competitive makeup of the healthcare marketplace. Approximately 260 million people in the U.S. now participate in some form of managed care. Because of the size of the patient population covered by MCOs, the marketing of prescription drugs to them and the PBMs that serve many of those organizations continues to grow in importance.

MCOs can include medical insurance companies, medical plan administrators, health maintenance organizations, alliances of hospitals and physicians and other physician organizations (e.g., staff or group model health maintenance organizations). The purchasing power of MCOs has increased in recent years due to the growing numbers of patients enrolled in MCOs. At the same time, those organizations have been consolidating into fewer, even larger entities. This consolidation enhances both their purchasing strength and importance to us.

The growth of MCOs has increased pressure on drug prices. One objective of MCOs is to contain and, where possible, reduce healthcare expenditures. MCOs typically use formularies, volume purchases and long-term contracts to negotiate discounts from pharmaceutical providers. Also, MCOs use their purchasing power and their ability to influence market share and volume of prescription drugs to negotiate for lower supplier prices. They also emphasize primary and preventive care, out-patient treatment and procedures performed at doctors’ offices and clinics. Hospitalization and surgery, typically the most expensive forms of treatment, are carefully managed. Since the use of certain drugs can reduce the need for hospitalization, professional therapy, or even surgery, such drugs can become favored first-line treatments for certain diseases.

As discussed above under Marketing, MCOs and PBMs typically develop formularies, which are lists of approved medicines available to members that are tiered according to co-pay amounts and reimbursed by the respective PBM or MCO. Formularies typically are based on the prices and therapeutic benefits, or a combination of the two, of the available products. Due to their generally lower cost, generic medicines typically are placed in lowest cost tiers. The breadth of the products covered by formularies can vary considerably from one MCO to another, and many formularies include alternative and competitive products for treatment of particular medical problems. MCOs use a variety of means to encourage patients’ use of products listed on their formularies.

Exclusion of a product from a formulary or other MCO-implemented restrictions can significantly impact drug usage in the MCO patient population. Consequently, pharmaceutical companies compete to gain access to formularies for their products. Unique product features, such as greater efficacy, better patient ease of use, or fewer side effects, are generally beneficial to achieving access to formularies. However, lower overall cost of therapy is also an important factor. We have been generally, although not universally, successful in having our major products included on MCO formularies.

The impact that MCOs have on drug prices and volumes has increased as a result of their role in negotiating on behalf of Medicare beneficiaries in connection with the Medicare Outpatient Prescription Drug Benefit, Medicare Part D, which took effect January 1, 2006. MCOs and PBMs negotiate directly with pharmaceutical manufacturers on behalf of the federal government for product access on Medicare Prescription Drug Plans’ (PDPs) formularies. We have been generally, although not universally, successful in having our major products that are used by the senior population included on the formularies of the Medicare PDPs.

Generic Products

One of the biggest competitive challenges that we face is from generic pharmaceutical manufacturers. Upon the expiration or loss of patent protection for a product, especially a small molecule product, we can lose the major portion of revenues for that product in a very short period of time. Several such competitors make a regular practice of challenging our product patents before their expiration. Unlike us, generic competitors often operate without large research and development expenses, as well as without costs of conveying medical information about products to the medical community. In addition, the FDA approval process exempts generics from costly and time-consuming clinical trials to demonstrate their safety and efficacy, allowing generic manufacturers to rely on the safety and efficacy data of the innovator product. Generic products need only demonstrate a level of availability in the body equivalent to that of the innovator product. This means that generic competitors can market a competing version of our product after the expiration or loss of our patent and often charge much less.

In addition, our patent-protected products can face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

As noted above, MCOs that focus primarily on the immediate cost of drugs often favor generics over brand-name drugs. Many governments also encourage the use of generics as alternatives to brand-name drugs in their healthcare programs, including Medicaid in the U.S. Laws in the U.S. generally allow, and in some cases require, pharmacists to substitute, for brand-name drugs, generic drugs that have been rated under government procedures to be therapeutically equivalent to brand-name drugs. The substitution must be made unless the prescribing physician expressly forbids it. In the U.S., Pfizer’s Greenstone subsidiary and Pfizer Injectables sell generic versions of Pfizer’s, as well as certain competitors’, solid oral dose and sterile injectable pharmaceutical products, respectively, upon loss of exclusivity, as appropriate.

Raw Materials

Raw materials essential to our businesses are purchased worldwide in the ordinary course of business from numerous suppliers. In general, these materials are available from multiple sources. No serious shortages or delays of raw materials were encountered in 2012, and none are expected in 2013. However, select materials have, from time to time, increased in price due to short-term imbalances between supply and demand. We have successfully secured the materials necessary to meet our requirements in these circumstances, but generally at higher prices than those historically paid.

Government Regulation and Price Constraints

In the United States

General. Pharmaceutical companies are subject to extensive regulation by national, state and local agencies in the countries in which they do business. Of particular importance in the U.S. is the FDA, which has jurisdiction over our biopharmaceutical products and administers requirements covering the testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of these products. The FDA also regulates our Consumer Healthcare and Animal Health products. Other federal agencies, including the U.S. Department of Agriculture and the U.S. Drug Enforcement Administration, also regulate some of our products.

In addition, many of our activities are subject to the jurisdiction of other federal regulatory and enforcement departments and agencies, such as the Department of Health and Human Services (HHS) Office of the Inspector General, the Federal Trade Commission (FTC) (which also has the authority to regulate the advertising of consumer healthcare products, including OTC drugs and dietary supplements), the Department of Justice (DOJ) and the SEC. Individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws.

We are subject to possible administrative and legal proceedings and actions by these various governmental bodies. See the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2012 Financial Report. Such actions may involve product seizures and other civil and criminal sanctions.
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

•
expansion of the types of institutions eligible for the “Section 340B discounts” for outpatient drugs provided to hospitals serving a disproportionate share of low-income individuals and meeting the qualification criteria under Section 340B of the Public Health Service Act of 1944 (effective January 1, 2010);

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

As of February 2013, the Congressional Budget Office estimates that the ACA will result in the coverage of 27 million previously uninsured individuals by 2017. Approximately half of this would occur through an expansion of the Medicaid program. Effective in 2014, individuals with incomes below 133% of the federal poverty level (FPL) would be eligible for Medicaid. The remainder would be covered with private sector coverage, either through their employers or new state-based Health Insurance Exchanges (Health Insurance Exchanges). With limited exceptions, individuals who fail to purchase health insurance will pay a penalty, which is an obligation commonly referred to as the individual mandate. Individuals with incomes between 100%-400% of the FPL will be eligible for subsidies to help pay for coverage.

The U.S. Supreme Court reached a decision in June 2012 that upheld all provisions of the ACA with the exception of the Medicaid expansion. Now, states can choose not to expand their Medicaid populations without losing federal funding for their existing Medicaid populations. The Congressional Budget Office estimates that the new state flexibility is likely to result in six million fewer new Medicaid enrollees than were initially expected to enroll as a result of the eligibility expansion and that half of these people are expected to gain coverage through Health Insurance Exchanges, and the remaining three million are likely to remain uninsured.

The ACA specifies certain benefits and services that must be covered for health insurers to qualify to participate in the Health Insurance Exchanges. The general categories of benefits and services that must be covered include: ambulatory patient services; emergency services; hospitalization; maternity and newborn care; mental health and substance use disorder services, including behavioral health treatment; prescription drugs; rehabilitative and habilitative services and devices; laboratory services; preventive and wellness services and chronic disease management; and pediatric services including oral and vision care. Regulators have provided additional guidance to states on the types of benefits and services that must be covered.
Expanding insurance coverage and other costs are expected to result in a relatively modest gain in overall pharmaceutical industry sales, as the newly insured are principally young and relatively healthy. At the same time, the rebates, discounts, taxes and other costs associated with the ACA are a significant cost to the industry.

The ACA created the Independent Payment Advisory Board (IPAB), a 15-member panel appointed by the President, subject to Senate confirmation. The IPAB is charged with developing proposals to “reduce the per capita rate of growth in Medicare spending” in the event that the actual Medicare per capita growth rate exceeds a specified target. Unless Congress acts to alter the proposals, the proposals will be automatically implemented. However, the IPAB cannot directly ration care, raise premiums, increase cost sharing, or otherwise restrict benefits or modify eligibility. If the IPAB fails to act, the Secretary of HHS is directed to prepare such proposals. The IPAB is prohibited by statute from making payment reductions to certain sectors such as hospitals and home health agencies, which increases the risk that the IPAB will propose to limit access to pharmaceutical treatments or mandate price controls for our products.

The ACA also established the Patient Centered Outcomes Research Institute (PCORI), a federally funded, private, non-profit corporation empowered to fund and disseminate comparative effectiveness research (CER) and build infrastructure for improved outcomes analysis. PCORI has no authority to impose formulary changes directly in government-funded health programs. However, we expect that due to the PCORI, as well as the underlying market demand for data-driven differentiation, CER studies will have growing influence on access. Overseeing and managing the PCORI is an advisory board drawn from multiple and varied stakeholder organizations, including the pharmaceutical industry. Pfizer’s Chief Medical Officer currently serves as an industry representative on the advisory board.

Changes in Marketing Activity Disclosure. The ACA expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the False Claims Act and the Anti-Kickback Statute to make it easier to bring suit under these statutes. The ACA also allocates additional resources and tools for the government to police healthcare fraud, with expanded subpoena power for HHS, additional funding to investigate fraud and abuse across the healthcare system, and expanded use of Recovery Audit Contractors for enforcement.

After significant delays, starting in 2013, pharmaceutical manufacturers will be required to record any transfers of value made to doctors and teaching hospitals and to disclose such data to HHS, with the initial disclosure to HHS due no later than March 31, 2013. Data collection and reporting will begin with the issuance of final guidance or regulations anticipated before the end of the first quarter of 2013. In addition to civil penalties for failure to report transfers of value to physicians or teaching hospitals, there will be criminal penalties if a manufacturer intentionally makes false statements in such reports. The payment data across biopharmaceutical and medical device companies will be posted by HHS on a publicly available website. This increased access to such data by fraud and abuse investigators, industry critics and media will draw attention to our collaborations with reported entities and will importantly provide opportunities to underscore the critical nature of our collaborations for developing medicine and exchanging scientific information. This national payment transparency effort, industry commitment to uphold voluntary codes of conduct (such as the updated PhRMA Code on Interactions with Healthcare Professionals and PhRMA Guiding Principles Direct to Consumer Advertisements About Prescription Medicines) and rigorous internal training and compliance efforts will complement existing laws and regulations to help ensure ethical collaboration and truthful product communications.

Medicare. Medicare Part D went into effect on January 1, 2006. Elderly and disabled beneficiaries have access to the Medicare drug benefit through private plans approved by the federal government. Beneficiaries with low incomes and modest assets are eligible for assistance with Medicare Part D plan premiums and cost sharing. Nationally, the share of such beneficiaries with comprehensive drug coverage increased from 59% in 2005 to over 90% in 2011. Medicare beneficiaries report high levels of satisfaction, with an overwhelming majority saying the program works well. In addition, the program costs less than originally expected.
The ACA made some important changes to the drug benefit, which include, in particular, phasing out the coverage gap by 2020. Prior to the ACA, beneficiaries who reached a certain level of spending on prescription medications (the Medicare Part D coverage gap or “doughnut hole”) had to pay 100% of the cost of their drugs until personal out-of-pocket spending reached a level qualifying them for catastrophic coverage. The Medicare Part D Coverage Gap Discount Program uses public and private funding to relieve the financial burden facing beneficiaries who fall into this coverage gap. Beginning in 2011, branded pharmaceutical companies paid 50% of the cost of the branded drugs in the gap and the government paid 7% of the cost of the generic drugs in the gap. As a result, rather than paying 100% of the total cost of their drugs when they reached the coverage gap, enrollees paid 50% of the total cost of branded drugs and 93% of the total cost of generic drugs. The contribution from the government for generic drugs grew to 14% in 2012, and will grow steadily over time until reaching 75% in 2020. In addition, starting in 2013, the 50% discount from branded pharmaceutical companies will be supplemented by a contribution from the government, which will also grow steadily over time until reaching 25% in 2020. That means that by 2020, enrollees will pay only 25% of the cost of their branded and generic drugs in the gap.

Biosimilars. The ACA also created a framework for the approval of biosimilars (also known as follow-on biologics) following the expiration of 12 years of exclusivity for the innovator biologic, with a potential six-month pediatric extension. Under the ACA, biosimilar applications may not be submitted until four years after the approval of the reference, innovator biologic. The FDA is responsible for implementation of the legislation, which will require the FDA to address such key topics as the type and extent of data needed to establish biosimilarity; the data required to achieve interchangeability compared to biosimilarity; the naming convention for biosimilars; the tracking and tracing of adverse events; and the acceptability of data using a non-U.S. licensed comparator to demonstrate biosimilarity and/or interchangeability with a U.S.-licensed reference product. The FDA has begun to address some of these issues with the February 2012 release of three draft guidance documents. Specifically, the FDA has clarified that biosimilar applicants may use a non-U.S. licensed comparator in certain studies to support a demonstration of biosimilarity to a U.S.-licensed reference product.

Medicaid and Related Matters. Federal law requires branded pharmaceutical companies to provide rebates to state Medicaid agencies. The ACA brought about major changes in the Medicaid program. Collectively, the measures (i) increased federal rebates paid by manufacturers on branded drugs within the traditional Medicaid program from 15.1% to 23.1%, and for generic drugs from 11% to 13% of Average Manufacturer Price (AMP); (ii) expanded Medicaid drug rebates to cover drugs provided through managed Medicaid plans; and (iii) changed the rebate rates for line extensions or new formulations of solid oral dosage form drugs. Post-implementation of ACA, the Centers for Medicare and Medicaid Services (CMS) withdrew its former, detailed AMP-calculation rules, and new CMS AMP guidance was published in proposed rule form in January 2012. A final rule is expected in mid-2013. The law also creates a federal upper limit under the Medicaid program for generic drugs at 175% of AMP. In addition, the law expanded the types of entities eligible for the “Section 340B discounts” for outpatient drugs that began in 2010.
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
The ACA expands Medicaid coverage in 2014. The Congressional Budget Office estimates between seven and 13 million additional people will be enrolled in Medicaid by 2014.
We also must give discounts or rebates on purchases or reimbursements of pharmaceutical products by certain other federal and state agencies and programs. See the discussion regarding rebates in the Analysis of the Consolidated Statements of Income—Revenues—Overview section of the MD&A in our 2012 Financial Report and in the Notes to Consolidated Financial Statements—Note 1G. Basis of Presentation and Significant Accounting Policies: Revenues in our 2012 Financial Report, which are incorporated by reference.
PDUFA Reauthorization. The Prescription Drug User Fee Act (PDUFA) was first enacted in 1992 to provide the FDA with additional resources to speed the review of important new medicines. Prior to PDUFA, inadequate funding of the FDA drug review process led to a backlog of application reviews and lengthy review times. PDUFA revolutionized the review process for new drugs and biologics without compromising high approval standards for demonstration of product safety, quality and efficacy. PDUFA expires every five years and must be reauthorized by Congress. PDUFA IV expired on September 30, 2012, and was renewed as Title I of the FDA Safety and Innovation Act (FDASIA). In addition to PDUFA V, FDASIA included a range of provisions important to the industry, including new user fee requirements for biosimilar products and generics. The PDUFA V reauthorization reflected months of discussion between the FDA, industry and other stakeholders such as patient groups and consumers. The current PDUFA V agreement focuses on improving the efficiency and predictability of the review process, strengthening the agency regulatory science base and enhancing benefit-risk assessment and post-approval safety surveillance.

Budget Control Act of 2011. In August 2011, the federal Budget Control Act of 2011 (the Budget Control Act) was enacted in the U.S. The Budget Control Act includes provisions to raise the U.S. Treasury Department’s borrowing limit, known as the debt ceiling, and provisions to reduce the federal deficit by $2.4 trillion between 2012 and 2021. Deficit-reduction targets include $900 billion of discretionary spending reductions associated with HHS and various agencies charged with national security, but those discretionary spending reductions do not include programs such as Medicare and Medicaid or direct changes to pharmaceutical pricing, rebates or discounts. The Office of Management and Budget (OMB) is responsible for identifying the remaining $1.5 trillion of deficit reductions, which will be divided evenly between defense and non-defense spending. Under this OMB review process, Social Security, Medicaid, Veteran Benefits and certain other spending categories are excluded from consideration, but reductions in payments to Medicare providers may be made, although any such reductions are prohibited by law from exceeding 2% of the originally budgeted amount. Additionally, certain payments to Medicare Part D plans, such as low-income subsidy payments, are exempt from reduction. While we do not know the specific nature of the spending reductions under the Budget Control Act that will affect Medicare, we do not expect that those reductions will have a material adverse impact on our results of operations. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort or legislative replacement for the Budget Control Act, could have an adverse impact on our results of operations.

Federal Debt Ceiling.  Enforcement of the U.S. federal debt ceiling has been suspended through May 18, 2013. If the U.S. federal government fails to suspend enforcement of the debt ceiling beyond May 18, 2013 or to increase the debt ceiling and, as a result, is unable to satisfy its financial obligations, including under Medicare, Medicaid and other publicly funded or subsidized health programs, our results of operations could be adversely impacted.
Outside the United States
We encounter similar regulatory and legislative issues in most other countries. In Europe, Canada, Japan, China, South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored healthcare system. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries.
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
The world economy in 2012 faced ongoing challenges and, in particular, continuing uncertainty around the solvency of governments. As a result, global growth has remained low, with many EU countries experiencing a second recession in recent years. One of the consequences of the economic challenges for almost all world economies has been an increase in public debt as a proportion of gross domestic product, arising from increased government spending and reduced tax receipts. For many developed economies, particularly in Europe, this has exacerbated existing fiscal imbalances and has created doubt in investment markets about the sustainability of public debt levels in a number of European countries, further raising the cost of borrowing, with the result that financial support has been necessary from the EU to Greece, Portugal, Ireland and Spain and from the International Monetary Fund in the cases of Greece, Portugal and Ireland. Stringent austerity measures have been implemented in many European countries with the aim of closing the fiscal gap, in particular in Spain and Italy.
Under these macroeconomic conditions, Pfizer continues to face widespread downward pressures on international pricing and reimbursement, particularly in developed European markets, Japan and in certain emerging markets. all of which have a large government share of pharmaceutical spending and are facing a difficult fiscal environment. Specific pricing pressures in 2012 included measures to reduce pharmaceutical prices and expenditures in Spain, Italy, France, Greece, Ireland, Portugal and Japan.
Formal processes of international reference pricing (IRP) between EU countries add to the regional impact of price cuts in individual countries. Price variations also have arisen from exchange rate fluctuations between the euro and other European currencies, and these also are exacerbated by international reference pricing systems. The downward pricing pressure resulting from this dynamic can be expected to continue as a result of reforms to IRP policies, emergency measures targeting pharmaceuticals in some European countries and ongoing exchange rate turbulence.
In January 2007, a new EU Regulation on Medicines for Pediatric Use became effective. This introduced obligations on pharmaceutical companies to conduct research on their medicines for children and, subject to various conditions, offered the possibility of incentives for so doing, including exclusivity extensions. The aim of this regulation is to improve the health of children in the EU through high-quality research, stimulating the development of new medicines, creating infrastructure to enable authorized use and improving the information on medicines for children. A Pediatric Committee was created within the EMA to provide scientific opinions and input on development plans for medicines for use with children. In line with this regulation, Pfizer is conducting a number of pediatric research programs for its in-line and development products.
In July 2012, new pharmacovigilance legislation came into force in the EU, which included many new and revised requirements that impact Pfizer’s global safety system. Key changes include the establishment of a new Pharmacovigilance Risk Assessment Committee within the EMA, with wide responsibility for reviewing and making recommendations on product safety issues for the EU authorities. Accordingly, it will be possible for regulators in the EU to require pharmaceutical companies to conduct post-authorization efficacy studies, both at the time of approval and at any time afterwards in light of scientific developments. There are also additional requirements to include statements in product labeling with regard to adverse drug reaction reporting and additional monitoring of products. The new legislation also introduces significantly greater transparency of the safety review process.
The new legislation forms part of a three-part “pharmaceutical package” to amend the existing EU pharmaceutical legislation. The second part, the Falsified Medicines Directive, is a Directive aimed at preventing falsified medicines from entering into the legal supply chain. Notably, the Directive imposes new obligations on all parties in the distribution chain, including importers, traders, manufacturers, distributors, and any operator who repackages a product. Member states must transpose the Directive into national law and apply its provisions from January 2013 onwards. The Directive also provides the legal basis of a number of implementation measures to be adopted by the European Commission. Most of these implementation measures are expected to be adopted between 2013 and 2014 and will not be applicable until three years after the date of publication. The third part of the package concerned the provision of information on prescription medicines to patients, which proved controversial and has been discontinued.
Transparency is a key theme and priority for the European Commission and EMA in the pharmaceutical area, particularly with regard to clinical trial results and data submitted for marketing authorization in the EU. Recently, the EMA has disclosed significantly more of such data, upon request, than in previous years, and the EMA announced its intention to publish additional data in the future.
At the end of the third quarter of 2010, the Commissioner for Industry and Entrepreneurship of the European Commission announced the launch of a process on corporate responsibility in the pharmaceutical industry. The process, which is expected to officially conclude in mid-April 2013, included three independent platforms: (i) transparency and ethics in the sector; (ii) access to medicines in Africa; and (iii) access to medicines in Europe in the context of pricing and reimbursement. No specific outcomes have yet been determined following the work undertaken by the platforms, but these discussions are likely to drive requests for future change, for example, on transparency and ethics in the pharmaceutical area.
Canada. Health Canada (HC) is the government agency that provides regulatory and marketing approval for drugs and therapeutic products in Canada. In October 2012, the Federal Minister of Health announced the government’s intention to (i) re-introduce the Legislative and Regulatory Modernization (LRM) regulatory framework (which was originally presented to Parliament in October 2010) and (ii) introduce “Orphanet” to Canada. Orphanet is an international consortium of countries that seeks to improve the diagnosis, care and treatment of patients with rare disorders. The upcoming LRM regulatory framework is the most significant drug regulatory system reform in Canada in over 50 years and is expected to overhaul Canada’s Food and Drugs Act and Regulations. The LRM supports a “lifecycle” regulatory approach and is focused on strengthening evidence-based decision-making, good regulatory planning, licensing, post-licensing, accountability, authority and enforcement. Through this framework, HC intends to improve the market authorization process and implement necessary regulatory frameworks.
Introductory “non-excessive” prices and price increases are controlled by the federal Patented Medicines Prices Review Board. However, reimbursement is under provincial jurisdiction. As provinces continue to face budget pressure from growing healthcare expenditures, many provincial governments have developed pricing and purchasing strategies (including product listing agreements and a pan-Canadian purchasing alliance initiative) to obtain better drug prices. The private sector is also attempting to exert its negotiating power on drug manufacturers.

The 2004 Federal Provincial Territorial (FPT) Health Accord that sets out the Canada Health Transfers payment (a budgetary mechanism, that provides for funding to provincial governments by the federal government), plus commitments on health policy initiatives expires on March 31, 2014. In advance of the 2014 expiration of the FPT Health Accord, the federal government announced, in December 2011, a new funding framework that confirms its health transfer funding policy until 2024, and, assuming Canada achieves its projected gross domestic product growth target of 3%, provides for funding growth of 6% annually through 2016-2017.
Asia. The regulatory environment in Asia presents multiple issues for companies trying to achieve simultaneous global development and registration (i.e., marketing products at the same time as in the U.S., Europe, Canada and elsewhere). While each country in Asia has its unique regulatory concerns, there are a number of regulatory issues that are common among the majority of countries in Asia. For example, with the exception of Japan, health authorities in Asia generally require marketing approval by a recognized regulatory authority (e.g., the U.S. FDA) before they begin to conduct their application review process and/or issue their final approval. Proof of reference country approval is usually satisfied by submitting a Certificate of Pharmaceutical Product, a legal document that is issued by the competent health authority certifying that the company’s product has satisfied its country’s registration requirements and manufacturing standards. Often, this requirement delays marketing authorization in Asia by 12-15 months following marketing authorization in the U.S. and Europe.
Another common regulatory issue in Asia is the requirement for local clinical data in the country’s population in order to receive final marketing approval. Each of Japan, China, South Korea, Taiwan, India and Vietnam has regulations that in some form require clinical studies in the country (e.g., China requires a prescribed number of Chinese patients regardless of the product, therapeutic area or disease population). Although some agencies have shown flexibility based on scientific rationale related to ethnicity assessments, it is not uncommon for companies to be required to duplicate costly clinical trials in Asia pursuant to these regulations. This can further add to marketing approval delays compared to the U.S. and Europe. Additionally, similar requirements for local clinical data exist outside of Asia in countries such as Mexico and Russia, where we try to ensure their inclusion in global clinical studies, where feasible, or conduct additional studies there, which further delays marketing authorization in those countries.
In Japan, the government is aiming to reduce the drug lag (i.e., drugs are often launched in Japan years after the EU and U.S. markets) in a two-pronged approach: reducing regulatory agency review times and establishing a new pilot pricing premium. The pilot pricing premium provides a financial incentive for drug development in Japan. While economic conditions and government debt levels continue to put pressure on healthcare costs resulting in cost containment (particularly in the off-patent sector), the recent extension of the pilot pricing premium for innovative products is encouraging.
In South Korea, the national health insurance deficit prompted the government to make significant price cuts in the off-patent sector, effective April 2012. We continue to work with a committee established by the government to improve the pricing system for innovative new drugs.
The controlling regulatory agency in China is the State Food and Drug Administration (SFDA). SFDA’s scope of responsibilities is similar to that of the FDA and EMA. Two key agencies within SFDA are the Center for Drug Evaluation (CDE) and the National Institutes for Food and Drug Control (NIFDC). The CDE, which is analogous to the FDA’s Center for Drug Evaluation and Research, is primarily responsible for the technical review of product applications, including clinical trial applications and new drug applications, and drafting technical guidance documents. NIFDC is the quality testing arm of SFDA, responsible for the testing of pharmaceuticals, biologics and medical devices nationwide.
China’s regulatory system is unique in many ways, and its drug development and registration requirements are not always consistent with international standards. As a result, it is not uncommon to see treatments entering the market in China two to five years after first marketing in the U.S. and Europe. There are three main contributing elements for this delay: (i) clinical trial authorization approval times that are five to 10 times longer than international standards and add greater than 12 months to development time; (ii) significant local Chinese patient number requirements for biologic products, regardless of product characteristics or disease prevalence; and (iii) although the SFDA has improved its framework for more transparency, a formal agency consultation structure, which would enable manufacturers to better align with the agency on the complexities of its drug development requirements and policies, has not been established.
Intellectual Property. While the global intellectual property environment has improved following WTO-TRIPS, our future business growth depends on further progress in intellectual property protection (see Patents and Intellectual Property Rights above). In emerging market countries in particular, governments have used intellectual property policies as a tool for reducing the price of imported medicines, as well as to protect their national pharmaceutical industries. There is considerable political pressure to weaken existing intellectual property protection and resist implementation of any further protection, which has led to policies such as more restrictive standards and more difficult procedures for patenting biopharmaceutical inventions, restrictions on patenting certain types of inventions (e.g., new medical treatment methods) and failure to implement effective regulatory data protection. Our industry advocacy efforts focus on seeking a more balanced business environment for foreign manufacturers.
In December 2012, the EU approved an EU Patent Package, which was agreed to by 25 out of 27 EU member states (excluding Italy and Spain, which opted out but which are free to opt back in). This will create a Unitary EU patent, i.e., a uniform patent with equal effect that will be granted, transferred, and enforced in a unitary way through participating member states. Patent grants will continue to be granted through the existing European Patent Office, but a new court system will be set up to enforce such patents and hear revocation actions. The central Division of the new court will be in Paris, although a section based in London will hear chemical and pharmaceutical cases. The new regime reduces the translation requirement, should allow patentees to obtain pan-European injunctions and damages, and should reduce forum-shopping in Europe for patent holders seeking to enforce their patents, as well as generic manufacturers alleging patent invalidity or non-infringement. The EU Patent Package will enter into force on January 1, 2014 or, after 13 European countries have ratified it, whichever is later.
Canada’s intellectual property regime for drugs provides some level of patent protection and data exclusivity, but is generally perceived to be less predictable than the intellectual property regimes of comparable countries. Through intense negotiations as part of the Canada/EU Comprehensive Economic & Trade Agreement (CETA), the Canadian intellectual property regime may be further enhanced by EU demands to align their respective intellectual property regimes. Canada recently joined the Trans-Pacific Trade Partnership (TPP), and it is expected that more pressure to improve its intellectual property regime will arise if nothing results from the CETA agreement.
In China, the intellectual property environment has improved, although effective enforcement and adequate legal remedies remain areas of concern. The government has taken steps to protect intellectual property rights in conformity with World Trade Organization (WTO) provisions, and several companies, including Pfizer, have established research and development centers in China due to increased confidence in China’s intellectual property environment. Despite this, China remained on the U.S. Department of Commerce Priority Watch List for 2012. Further, the standards for patentability in China remain more restrictive than in other major markets, including the U.S., Europe and Japan. Also, while a framework exists for protecting patents for 20 years, enforcement mechanisms are often lacking or inconsistent, such as the absence of effective patent linkage mechanisms and preliminary injunctions, impractical evidentiary burdens, and heightened sufficiency standards used to invalidate patents at the enforcement stage.
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
In India, policies favoring compulsory licensing of patents, the increasing tendency of the Indian Patent Office to revoke pharmaceutical patents in opposition proceedings, and restrictive standards for patentability of pharmaceutical products have made it difficult to protect many of our inventions. India and other countries such as Israel maintain a system of pre-grant patent oppositions that delay the granting of patents and add an additional challenge in our ability to protect our products through patents.

In South Korea, the laws and regulations for the patent-regulatory approval linkage system were finalized and implemented as part of the United States-Korea Free Trade Agreement in 2012. The Korean patent-regulatory approval linkage system includes biologics.

Environmental Law Compliance

Most of our operations are affected by national, state and/or local environmental laws. We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws. We also are cleaning up environmental contamination from past industrial activity at certain sites. See the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2012 Financial Report. As a result, we incurred capital and operational expenditures in 2012 for environmental compliance purposes and for the clean-up of certain past industrial activity as follows:

•	environment-related capital expenditures—$27 million; and

•	other environment-related expenses—$157 million.

While capital expenditures or operating costs for environmental compliance, including compliance with potential legislation and potential regulation related to climate change, cannot be predicted with certainty, we have no reason to believe they will have a material effect on our capital expenditures or competitive position.

While there can be no assurance that physical risks to our facilities and supply chain due to climate change will not occur in the future, we have reviewed the potential for these risks and have concluded that, because of our facility locations and our existing distribution networks, we do not believe these risks are material in the near term.

Tax Matters

The discussion of tax-related matters in the Notes to Consolidated Financial Statements—Note 5. Tax Matters in our 2012 Financial Report, is incorporated by reference.

Employees

In our innovation-intensive business, our employees are vital to our success. We believe we have good relationships with our employees. As of December 31, 2012, we employed approximately 91,500 people in our operations throughout the world, including approximately 9,300 people in our Animal Health operations.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRSHRA) requires disclosure by public companies of certain transactions involving the Government of Iran or other entities and individuals targeted by certain U.S. sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). In some instances, ITRSHRA requires companies to disclose these types of transactions, even if they were permissible under U.S. law or were conducted by a non-U.S. affiliate in accordance with the local law under which such entity operates.

As a global biopharmaceutical company, we conduct business in multiple jurisdictions throughout the world. During 2012, our activities included supplying life-saving medicines, nutritional supplements and other medical products (Pfizer products) for patient and consumer use in Iran and Syria. U.S. law allows us to seek and rely on licenses issued by OFAC to supply Pfizer products to customers in these countries, for both human and animal use. We ship these Pfizer products pursuant to such licenses, and we conduct our activities in accordance with our internal policies, which follow requirements set forth in the laws of the U.S. and other applicable jurisdictions. We will continue our global activities to improve the health and well-being of humans and animals in a manner consistent with applicable laws and our internal policies.

To our knowledge, none of our activities during 2012 are required to be disclosed pursuant to ITRSHRA, with the following possible exceptions:

(1)
Pursuant to U.S. government authorizations, during 2012, our Animal Health business unit, through a non-U.S. affiliate, shipped Pfizer products to authorized customers in Iran. These shipments were backed by letters of credit issued by Bank Tejarat to a non-U.S. company acquired by Pfizer in 2011. The letters of credit were issued by Bank Tejarat and the Pfizer products were shipped to customers in Iran prior to the Bank’s designation as a Specially Designated National (SDN) under Executive Order 13382. After Bank Tejarat’s designation, Pfizer’s non-U.S. affiliate sought payment from Bank Tejarat by presenting shipping documentation to the non-U.S. affiliate’s bank in Europe and, as a result, subsequently received certain payments. Not all funds related to these transactions have been received from Bank Tejarat. Where required, we have requested U.S. government authorization to process the funds received and to be received. For funds received in 2012, our estimated gross revenues associated with these transactions were euro 222,962. Other than as set forth in the Notes to Consolidated Financial Statements—Note 18. Segment, Geographic and Other Revenue Information, including the tables therein captioned Selected income statement information, Geographic Information and Significant Product Revenues in our 2012 Financial Report and in the table captioned Revenues by Segment and Geographic Area in the MD&A in our 2012 Financial Report, we do not allocate net profit on a country-by-country or activity-by-activity basis and, thus, cannot provide specific net profits ascribable to this activity. Pfizer’s net profits attributable to these transactions in 2012 were a fraction of the gross revenues.

(2)
Pursuant to U.S. government authorizations, during 2012, our Emerging Markets business unit, through a non-U.S. affiliate, shipped Pfizer products to authorized customers in Iran. The shipments were backed by letters of credit issued by Bank Tejarat prior to its designation as an SDN under Executive Order 13382. As a result of the shipments, which also occurred prior to Bank Tejarat’s designation, Pfizer’s non-U.S. affiliate sought payment from Bank Tejarat by presenting shipping documentation to the non-U.S. affiliate’s bank in Europe. In some cases, the presentation of documents occurred before Bank Tejarat’s designation, and in other cases after such designation. Not all funds related to these transactions have been received from Bank Tejarat. We have received U.S. government authorization for several of the foregoing transactions with Bank Tejarat and, where required, have requested U.S. government authorization for the other transactions with Bank Tejarat. For funds received in 2012, our estimated gross revenues associated with these transactions were euro 397,071. As noted above, we do not allocate net profits on a country-by-country or activity-by-activity basis and, thus, cannot provide specific net profits ascribable to this activity. Pfizer’s net profits attributable to these transactions in 2012 were a fraction of the gross revenues.

(3)
Pursuant to U.S. government authorizations, during 2012, our Emerging Markets business unit, through a non-U.S. affiliate, shipped Pfizer products to an authorized customer in Syria. These shipments were backed by a letter of credit issued by Syria International Islamic Bank (SIIB) prior to SIIB’s designation as an SDN under Executive Order 13382. As a result of the shipment, which occurred prior to SIIB’s designation as an SDN, Pfizer’s non-U.S. affiliate sought payment from SIIB by presenting shipping documentation to the non-U.S. affiliate’s bank in Europe. Both the presentation of documents and the resulting payment occurred after SIIB was designated as an SDN. Where required, we have requested U.S. government authorization to process the funds received. Our estimated gross revenues in 2012 associated with this transaction were euro 315,960. As noted above, we do not allocate net profits on a country-by-country or activity-by-activity basis and, thus, cannot provide specific net profits ascribable to this activity. Pfizer’s net profits attributable to this transaction in 2012 were a fraction of the gross revenues.

We have informed our customers that, in connection with future transactions with Pfizer, Bank Tejarat, SIIB and any other banks designated as SDNs under Executive Order 13382 are not to be used.

ITEM 1A.	RISK FACTORS

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2012 Form 10-K and in our 2012 Annual Report to Shareholders contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public, as well as oral forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast”, “goal”, “objective” and other words and terms of similar meaning, or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans and plans relating to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Financial Guidance for 2013 section of the MD&A in our 2012 Financial Report and the anticipated costs and cost reductions set forth in the Analysis of the Consolidated Statements of Income—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives section of the MD&A in our 2012 Financial Report.

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

U.S. Healthcare Reform/Healthcare Legislation

As mentioned above under Government Regulation and Price Constraints, the ACA was enacted by Congress in March 2010 and its provisions become effective on various dates. We expect that the rebates, discounts, taxes and other costs resulting from the ACA over time will have a significant effect on our expenses and profitability in the future. See the discussion under the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Operating Environment—U.S. Healthcare Legislation section of the MD&A in our 2012 Financial Report and in Item 1. Business under the caption Government Regulation and Price Constraints. Furthermore, the IPAB created by the ACA to reduce the per capita rate of growth in Medicare spending, could potentially limit access to certain treatments or mandate price controls for our products. Moreover, expanded government investigative authority may increase the costs of compliance with new regulations and programs. We also face the uncertainties that might result from any modification, repeal or invalidation of any of the provisions of the ACA.

U.S. Deficit Reduction and Debt Ceiling Actions

As discussed above under Government Regulation and Price Constraints—Budget Control Act of 2011, while we do not know the specific nature of the spending reductions under the Budget Control Act that will affect Medicare, we do not expect that those reductions will have a material adverse impact on our results of operations. However, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, and/or any significant additional taxes or fees that may be imposed on us, as part of any broader deficit-reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our results of operations.

Similarly, as discussed above under Government Regulation and Price Constraints—Federal Debt Ceiling, the possible failure of the U.S. federal government to suspend enforcement of the federal debt ceiling beyond May 18, 2013 or to increase the federal debt ceiling, and any resulting inability of the federal government to satisfy its financial obligations, including making payments under Medicare, Medicaid and other publicly funded or subsidized health programs could have an adverse impact on our results of operations.

Pricing Pressures and Government Regulation

U.S. and foreign governmental regulations mandating price controls and limitations on patient access to our products impact our business, and our future results could be adversely affected by changes in such regulations or policies. In the U.S., many of our biopharmaceutical products are subject to increasing pricing pressures. Such pressures have increased as a result of the 2003 Medicare Modernization Act (2003 MMA) due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries. In addition, if the 2003 MMA or the ACA were amended to impose direct governmental price controls and access restrictions, it would have a significant adverse impact on our business. Furthermore, MCOs, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including, among others, changes in patent laws, restrictions on U.S. direct-to-consumer advertising, limitations on interactions with healthcare professionals, or the use of comparative effectiveness methodologies that could be implemented in a manner that focuses primarily on cost differences and minimizes the therapeutic differences among pharmaceutical products and restricts access to innovative medicines. Further, there continue to be legislative proposals to amend U.S. laws to allow the importation into the U.S. of prescription drugs, which can be sold at prices that are regulated by the governments of various foreign countries. In addition to well-documented safety concerns, such as the increased risk of counterfeit products entering the supply chain, such importation could impact pharmaceutical prices in the U.S.

The prohibition against the use of federal funds for reimbursement of erectile dysfunction medications by the Medicaid program, which became effective January 1, 2006, and the similar federal funding prohibition for the Medicare Part D program, which became effective January 1, 2007, has had an adverse effect on our business. Any prohibitions on the use of federal funds for reimbursement of other classes of drugs in the future may also have an adverse effect.

We encounter similar regulatory and legislative issues in most other countries. In Europe, Canada, China, South Korea and some other international markets, governments provide healthcare at low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels to control costs for government-sponsored healthcare systems. In particular, there were government-mandated price reductions for certain biopharmaceutical products in Japan and certain European and emerging market countries in 2012, and we anticipate continuing pricing pressures in Japan, Europe and emerging markets in 2013. This international patchwork of price regulation has led to different prices and some third-party trade in our products between countries. As a result, it is expected that pressures on the pricing component of operating results will continue. The adoption of restrictive price controls in new jurisdictions or more restrictive ones in existing jurisdictions, failure to obtain timely or adequate government-approved pricing or formulary placement where required for our products or obtaining such pricing or placement at unfavorable pricing could also adversely impact revenue. In our vaccines business, we participate in a tender process in many countries for participation in national immunization programs. Failure to secure participation in national immunization programs or to obtain acceptable pricing in the tender process could adversely affect our business.

Managed Care Trends

MCOs and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among MCOs has increased the negotiating power of these entities. Private third-party payers, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for our products or obtaining such pricing or placement at unfavorable pricing could adversely impact revenue. In addition to formulary tier co-pay differentials, private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. Private health insurance companies also are increasingly imposing utilization management tools, such as requiring prior authorization for a branded product if a generic product is available or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. As the U.S. payer market concentrates further and as more drugs become available in generic form, biopharmaceutical companies may face greater pricing pressure from private third-party payers, who will continue to drive more of their patients to use lower cost generic alternatives.

Generic Competition

Competition from manufacturers of generic drugs is a major challenge for us around the world, and the loss or expiration of intellectual property rights can have a significant adverse effect on our revenues. Upon the expiration or loss of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our patented products, we can lose the major portion of revenues for that product in a very short period of time, which can adversely affect our business. As discussed above, a number of our current products are expected to face significantly increased generic competition over the next few years.

Also, the patents covering several of our medicines, including Viagra, Lyrica, Sutent, Rapamune, EpiPen, Torisel, Pristiq and Embeda extended-release capsules are being challenged by generic manufacturers. In addition, our patent-protected products may face competition in the form of generic versions of competitors’ branded products that lose their market exclusivity.

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

Dependence on Key In-Line Products

We recorded direct product revenues of more than $1 billion for each of 10 biopharmaceutical products in 2012: Lyrica, Lipitor, Enbrel, Prevnar 13/Prevenar 13, Celebrex, Viagra, Norvasc, Zyvox, Sutent, and the Premarin family. Those products accounted for 49% of our total biopharmaceutical revenues in 2012. If these products or any of our other major products were to become subject to problems such as loss of patent protection, changes in prescription growth rates, material product liability litigation, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence, pressure from existing competitive products, changes in labeling or, if a new, more effective treatment should be introduced, the adverse impact on our revenues could be significant. As noted, patents covering several of our best-selling medicines have recently expired or will expire in the next few years (including some of our billion-dollar and previously billion-dollar products such as Lipitor and Xalatan/Xalacom), and patents covering a number of our best-selling medicines are the subject of pending legal challenges. In addition, our revenues could be significantly impacted by the timing and rate of commercial acceptance of key new products.

Further, our Alliance revenues will be adversely affected by the termination or expiration of collaboration agreements that we have entered into and that we may enter into from time to time. For example, our rights to Aricept in Japan returned to Eisai in December 2012; our collaboration with Boehringer Ingelheim for Spiriva expires on a country-by-country basis between 2012 and 2016, including the expiration in certain EU markets, Canada and Australia in 2012; our U.S. and Canada collaboration agreement with Amgen Inc. (Amgen) for Enbrel will expire in October 2013 (our exclusive rights to Enbrel outside the U.S. and Canada will not be affected by the expiration of the co-promotion agreement with Amgen); and our collaboration agreement with EMD Serono Inc. (Serono) to co-promote Rebif in the U.S. will expire either at the end of 2013 or the end of 2015, depending on the outcome of pending litigation between us and Serono concerning the interpretation of the agreement. See the Analysis of the Consolidated Statements of Income—Biopharmaceutical—Selected Product Descriptions and Overview of Our Performance, Operating Environment, Strategy and Outlook—The Loss or Expiration of Intellectual Property Rights sections of the MD&A in our 2012 Financial Report for additional information on the expirations of these agreements.

Research and Development Investment

The discovery and development of safe, effective new products, and the development of additional uses for existing products, are necessary for the continued strength of our business. Our product lines must be replenished over time in order to offset revenue losses when products lose their exclusivity, as well as to provide for revenue and earnings growth. Our growth potential depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers, either through internal research and development or through collaborations, acquisitions, joint ventures or licensing or other arrangements with third parties. However, balancing current growth and investment for the future remains a major challenge. Our ongoing investments in new product introductions and in research and development for new products and existing product extensions could exceed corresponding sales growth. This could produce higher costs without a proportional increase in revenues.

Additionally, our research and development investment plans and resources may not be correctly matched between science and markets, and failure to invest in the right technology platforms, therapeutic segments, product classes, geographic markets and/or in-licensing and out-licensing opportunities in order to deliver a robust pipeline could adversely impact the productivity of our pipeline. Further, even if the areas with the greatest market attractiveness are identified, the science may not work for any given program despite the significant investment required for research and development.

In 2011, we announced a focus on fewer disease areas where we believe we can deliver the greatest medical and commercial success, as well as the implementation of our R&D footprint reduction by moving forward on our productivity initiatives. There can be no assurance that this strategy will deliver the desired result in the targeted timeframe or at all, which could affect profitability in the future.

Development, Regulatory Approval and Marketing of Products

The outcome of the lengthy and complex process of identifying new compounds and developing new products is inherently uncertain and involves a high degree of risk. Drug discovery and development is time-consuming, expensive and unpredictable. The process from early discovery or design to development to regulatory approval can take many years. Drug candidates can fail at any stage of the process. There can be no assurance as to whether or when we will receive regulatory approval for new products or for new indications or dosage forms for existing products. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the availability or commercial potential of our products, and there is no assurance that any of our late stage pipeline products will receive regulatory approval and/or be commercially successful or that recently approved products will be approved in other markets and/or be commercially successful. There is also a risk that we may not adequately address existing regulatory agency findings concerning the adequacy of our regulatory compliance processes and systems or implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings, should they occur.

There are many considerations that can affect the marketing of our products around the world. Regulatory delays, the inability to successfully complete or adequately design and implement clinical trials within the anticipated quality, time and cost guidelines or in compliance with applicable regulatory expectations, claims and concerns about safety and efficacy, new discoveries, patent disputes and claims about adverse side effects are a few of the factors that can adversely affect the realization of research and development and product-related, forward-looking statements. Further, claims and concerns about safety and efficacy can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. Also, increasing regulatory scrutiny of drug safety and efficacy, with regulatory authorities increasingly focused on product safety and the risk/benefit profile of products as they relate to already-approved products, has resulted in a more challenging, expensive and lengthy regulatory approval process due to requests for, among other things, additional clinical trials prior to granting approval or increased post-approval requirements, such as risk evaluation and mitigation strategies (see Post-Approval Data below).

In addition, failure to put in place adequate controls and/or resources for effective collection, reporting and management of adverse events from clinical trials and post-marketing surveillance (see Post-Approval Data below), in compliance with current and evolving regulatory requirements could result in risks to patient safety, regulatory actions and risks to product sales.

Post-Approval Data

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 (the FDAAA) gave the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information, and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Non-U.S. regulatory agencies often have similar authority and may impose comparable costs. For example, a post-marketing study as part of a post-approval commitment to marketing authorization is becoming more common in China, where the SFDA requires additional clinical data in the Chinese population in order to further assess the safety and efficacy of a product, sometimes independent of the level of global clinical data available. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in updated labeling, restrictions on use, product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

Patent Protection

Our long-term success largely depends on our ability to market technologically competitive products. We rely and expect to continue to rely on a combination of intellectual property, including patent, trademark, trade dress, copyright, trade secret and domain name protection laws, as well as confidentiality and license agreements with our employees and others, to protect our intellectual property and proprietary rights. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from launching generic versions of our products, using our proprietary technologies or from marketing products that are very similar or identical to ours. Our currently pending or future patent applications may not result in issued patents, or be granted on a timely basis. Similarly, any term extensions that we seek may not be granted on a timely basis, if at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage, including exclusivity in a particular product area. The scope of our patent claims also may vary between countries, as individual countries have distinctive patent laws. We may be subject to challenges by third parties regarding our intellectual property, including, among others, claims regarding validity, enforceability, scope and effective term.

Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights, and the extent to which certain sovereigns may seek to engage in a policy of routine compulsory licensing of pharmaceutical intellectual property as a result of local political pressure or in the case of national emergencies. In addition, mechanisms exist in much of the world permitting some form of challenge by competitors or generic drug marketers to our patents prior to, or immediately following, the expiration of any regulatory exclusivity, and generic companies are increasingly employing aggressive strategies, such as “at risk” launches to challenge our patent rights. Further, if we are unable to maintain our existing license agreements or other agreements pursuant to which third parties grant us rights to intellectual property, including because such agreements expire or are terminated, our operating results and financial condition could be materially adversely affected.

Likewise, in the U.S. and other countries, we currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third party objection, which could prevent the maintenance or issuance of the same. As our products mature, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks and trade dress that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected. We actively seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants, other advisors and other third parties to execute proprietary information and confidentiality agreements upon the commencement of their employment, engagement or other relationship. Despite these efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our trade secrets or our other intellectual property without authorization, and legal remedies in some countries may not adequately compensate us for the damages caused by such unauthorized use. Further, others may independently and lawfully develop substantially similar or identical products that circumvent our intellectual property by means of alternative designs or processes or otherwise.

Biotechnology Products

As discussed above in Patents and Intellectual Property and Government Regulation and Price Constraints—Biosimilars, abbreviated legal pathways for the approval of biosimilars exist in certain international markets and, since the passage of the ACA, a framework for such approval exists in the U.S. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with attendant competitive pressure. The expiration or successful challenge of applicable patent rights could trigger this competition, assuming any relevant exclusivity period has expired. We may face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

We are developing biosimilar medicines. The developing pathway for registration and approval of biosimilar products in the U.S. could diminish the value of our past and future investments in biosimilars. Other risks related to our development of biosimilars include the potential for steeper than anticipated price erosion due to increased competitive intensity, coupled with high costs associated with clinical development or intellectual property challenges that may preclude timely commercialization of our potential biosimilar products. There is also a risk of lower prescriptions of biosimilars due to potential concerns over comparability with innovator medicines.

Research Studies

Decisions about research studies made early in the development process of a drug candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities once the drug receives approval. For example, more detailed studies can lead to approval for a broader set of indications that may impact the marketing and payer reimbursement process, but each additional indication must be balanced against the time and resources required to demonstrate benefit and the potential delays to approval of the primary indication. We try to plan clinical trials prudently and to reasonably foresee challenges, but there is no guarantee that an optimal balance between speed, trial conduct and desired outcome will be achieved each time. The quality of our decisions in this area could affect our future results.

Foreign Exchange and Interest Rate Risk

Significant portions of our revenues and earnings, as well as our substantial international net assets, are exposed to changes in foreign exchange rates. 61% of our total 2012 revenues were derived from international operations, including 26% from the Europe region and 21% from the Japan and the rest of Asia region. As we operate in multiple foreign currencies, including the euro, the Japanese yen, the U.K. pound, the Chinese renminbi, the Canadian dollar and approximately 100 other currencies, changes in those currencies relative to the U.S. dollar will impact our revenues and expenses. If the U.S. dollar weakens against a specific foreign currency, our revenues will increase, having a positive impact, and our overall expenses will increase, having a negative impact, on net income. Likewise, if the U.S. dollar strengthens against a specific foreign currency, our revenues will decrease, having a negative impact, and our overall expenses will decrease, having a positive impact, on net income. Therefore, significant changes in foreign exchange rates, including the impact of possible currency devaluations in countries experiencing high inflation rates, can impact our results and our financial guidance.

In addition, our interest-bearing investments and borrowings are subject to risk from changes in interest rates and foreign exchange rates. These risks and the measures we have taken to help contain them are discussed in the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section of the MD&A in our 2012 Financial Report. For additional details, see the Notes to Consolidated Financial Statements—Note 7E. Financial Instruments: Derivative Financial Instruments and Hedging Activities in our 2012 Financial Report. Those sections of our 2012 Financial Report are incorporated by reference.

Notwithstanding our efforts to foresee and mitigate the effects of changes in fiscal circumstances, we cannot predict with certainty changes in currency and interest rates, inflation or other related factors affecting our businesses.

Risks Affecting International Operations

Our international operations also could be affected by currency fluctuations, capital and exchange controls, expropriation and other restrictive government actions, changes in intellectual property legal protections and remedies, trade regulations and procedures and actions affecting approval, production, pricing, and marketing of, reimbursement for and access to our products, as well as by political unrest, unstable governments and legal systems and inter-governmental disputes. Any of these changes could adversely affect our business.

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

Specialty Pharmaceuticals

Specialty pharmaceuticals are medicines that treat rare or life-threatening conditions that typically have smaller patient populations. The growing availability and use of innovative specialty pharmaceuticals, combined with their relative higher cost as compared to other types of pharmaceutical products, has generated payer interest in developing cost-containment strategies targeted to this sector. While the impact on us of payers’ efforts to control access to and pricing of specialty pharmaceuticals has been limited to date, our growing portfolio of specialty products, combined with the increasing use of health technology assessment in markets around the world, and the deteriorating finances of certain governments, may lead to a more significant adverse business impact in the future.

Animal Health

The Animal Health operating segment may be impacted by, among other things, emerging restrictions and bans on the use of antibacterials in food-producing animals; perceived adverse effects on human health linked to the consumption of food derived from animals that utilize our products; increased regulation or decreased governmental support relating to the raising, processing or consumption of food-producing animals; an outbreak of infectious disease carried by animals; adverse weather conditions and the availability of natural resources; adverse global economic conditions; and failure of the R&D, acquisition and licensing efforts to generate new products. See Global Economic Conditions below.

Consumer Healthcare

The Consumer Healthcare operating segment may be impacted by economic volatility, the timing and severity of the cough, cold and flu season, generic or store brand competition affecting consumer spending patterns and market share gains of competitors’ branded products or generic store brands. In addition, regulatory and legislative outcomes regarding the safety, efficacy or unintended uses of specific ingredients in our Consumer Healthcare products may require withdrawal and/or reformulation of certain products (e.g., cough/cold products). See Global Economic Conditions below.

Global Economic Conditions

In addition to industry-specific factors, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, including the countries that use the euro, affecting the performance of products such as Lyrica, Enbrel, Prevnar 13/Prevenar 13 and Celebrex, and in a number of emerging markets. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, we continue to experience pricing pressure in various markets around the world, including in developed European markets, Japan and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products and government-imposed access restrictions in certain countries.

The challenging global economic environment has not had, nor do we anticipate it will have, a material impact on our liquidity or capital resources. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. As market conditions change, we continue to monitor our liquidity position. However, there can be no assurance that our liquidity or capital resources will not be affected by possible future changes in global financial markets and global economic conditions.

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

Outsourcing

We outsource certain services to third parties in areas including transaction processing, accounting, information technology, manufacturing, clinical trial execution, non-clinical research, safety services and other areas. For example, during 2012, we implemented the transfer of approximately 200 on-going clinical trials to two strategic partners (clinical research organizations or CROs), and any issues with either or both of these CROs may adversely impact the progression of our clinical trial programs. Outsourcing of services to third parties could also expose us to sub-optimal quality of service delivery, which may result in missed deadlines, supply disruptions, non-compliance or reputational harm, all with potential negative implications for our results.

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

Interactions with Healthcare Professionals and Government Officials

Risks and uncertainties apply where we provide something of value to a healthcare professional and/or government official, which, if found to be improper, could potentially result in government enforcement actions and penalties. These risks may increase as non-U.S. jurisdictions adopt new anti-bribery laws and regulations.

Difficulties of Our Wholesale Distributors

In 2012, our largest wholesale distributor accounted for approximately 12% of our total revenue (and 28% of our total U.S. revenue), and our top three wholesale distributors accounted for approximately 28% of our total revenue (and 68% of our total U.S. revenue). If one of our significant wholesale distributors should encounter financial or other difficulties, such distributor might decrease the amount of business that it does with us, and we might be unable to collect all the amounts that the distributor owes us on a timely basis or at all, which could negatively impact our results of operations.

Product Manufacturing and Marketing Risks

Difficulties or delays in product manufacturing or marketing could affect future results through regulatory actions, shut-downs, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages, reputational harm, product liability, unanticipated costs or otherwise. Examples of such difficulties or delays include, but are not limited to, the inability to increase production capacity commensurate with demand; the failure to predict market demand for, or to gain market acceptance of, approved products; the possibility that the supply of incoming materials may be delayed or become unavailable and that the quality of incoming materials may be substandard and not detected; the possibility that we may fail to maintain appropriate quality standards throughout the internal and external supply network and/or comply with current Good Manufacturing Practices and other applicable regulations; or risk to supply chain continuity as a result of natural or man-made disasters at our facilities or at a supplier or vendor.

Counterfeit Products

A counterfeit medicine is one that has been deliberately and fraudulently mislabeled as to its identity and source. A counterfeit Pfizer medicine, therefore, is one manufactured by someone other than Pfizer, but which appears to be the same as an authentic Pfizer medicine. Counterfeit medicines pose a risk to patient health and safety because of the conditions under which they are manufactured—in unregulated, unlicensed, uninspected and often unsanitary sites—as well as the lack of regulation of their contents. Failure to mitigate the threat of counterfeit medicines, which is exacerbated by the complexity of our supply chain, could adversely impact our business, by, among other things, causing the loss of patient confidence in the Pfizer name and in the integrity of our medicines.

Cost and Expense Control/Unusual Events/Intangible Assets and Goodwill

Growth in costs and expenses, changes in product, segment and geographic mix and the impact of acquisitions, divestitures, restructurings, product withdrawals, recalls and other unusual events that could result from evolving business strategies, evaluation of asset realization and organizational restructuring could adversely affect future results. Such risks and uncertainties include, in particular, our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development function.

In addition, our consolidated balance sheet contains significant amounts of intangible assets, including goodwill. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets will ultimately yield successful products. The nature of the biopharmaceutical business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. As such, we expect that many of these IPR&D assets will become impaired and be written off at some time in the future. For goodwill, we have seven reporting units with associated goodwill balances and, while we do not believe that the risk of goodwill impairment for any of our reporting units is significant at this time, all reporting units can confront events and circumstances that can lead to a goodwill impairment charge (such as, among other things, unanticipated competition, an adverse action or assessment by a regulator, a significant adverse change in legal matters or in the business climate and/or a failure to replace the contributions of products that lose exclusivity).

Changes in Laws and Accounting Standards

Our future results could be adversely affected by changes in laws and regulations, including, among others, changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law and regulatory interpretations, including changes affecting the taxation by the U.S. of income earned outside the U.S. that may result from pending and possible future proposals), competition laws, privacy laws and environmental laws in the U.S. and other countries.

Terrorist Activity

Our future results could be adversely affected by changes in business, political and economic conditions, including the cost and availability of insurance, due to the threat of terrorist activity in the U.S. and other parts of the world and related U.S. military action overseas.

Legal Proceedings

We and certain of our subsidiaries are involved in various patent, product liability, consumer, commercial, securities, antitrust, environmental, employment and tax litigations and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of our business. Litigation is inherently unpredictable, and excessive verdicts do occur. Although we believe we have substantial defenses in these matters, we could in the future incur judgments, enter into settlements of claims or revise our expectations regarding the outcomes of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the Medicaid Drug Rebate Program, the U.S. Foreign Corrupt Practices Act (FCPA) and other federal and state statutes, including those discussed elsewhere in this 2012 Form 10-K, as well as anti-kickback and false claims laws, and similar laws in foreign jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information demands from government authorities, and been subject to claims and other actions related to our business activities brought by governmental authorities, as well as by consumers and private payers. In some instances, we have incurred significant expense, civil payments, fines and other adverse consequences as a result of these claims, actions and inquiries. For example, these claims, actions and inquiries may relate to alleged failures to accurately interpret or identify or prevent non-compliance with the laws and regulations associated with the dissemination of product information (approved and unapproved), potentially resulting in government enforcement and damage to our reputation. This risk may be heightened by digital marketing, including social media, mobile applications and blogger outreach.

In connection with the resolution of certain U.S. government investigations concerning various products in September 2009, we entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the U.S. Department of Health and Human Services, which is effective through December 31, 2014. In connection with the resolution of our FCPA matters in August 2012, one of our subsidiaries entered into a Deferred Prosecution Agreement (DPA) with the U.S. Department of Justice, which has a term of approximately two years. In the CIA and DPA, we agreed to implement and/or maintain certain compliance program elements to promote compliance with federal healthcare program and FDA requirements, and anti-bribery and anti-corruption and other applicable laws. A material failure to comply with the CIA or DPA could result in severe sanctions against us.

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

Business Development Activities

We expect to continue to enhance our in-line products and product pipeline through acquisitions, licensing and alliances. See the Overview of Our Performance, Operating Environment, Strategy and Outlook—Our Business Development Initiatives section of the MD&A in our 2012 Financial Report, which is incorporated by reference. However, these enhancement plans are subject to the availability and cost of appropriate opportunities and competition from other pharmaceutical companies that are seeking similar opportunities and our ability to successfully identify, structure and execute transactions.

Information Technology and Security

Significant disruptions of information technology systems or breaches of information security could adversely affect our business. We rely to a large extent upon sophisticated information technology systems to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, including significant elements of our information technology infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees or vendors, or from attacks by malicious third parties. We and our vendors could be susceptible to third party attacks on our information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups, “hactivists,” and others. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems that could adversely affect our business operations and/or result in the loss of critical or sensitive information, and any such interruption or breach could result in financial, legal, business and reputational harm to us.

Failure to Realize the Anticipated Benefits of Strategic Initiatives and Acquisitions

Our future results may be affected by (i) the impact of, and our ability to successfully execute, any strategic alternative we may decide to pursue with regard to our remaining ownership stake in Zoetis, as well as any other corporate strategic initiatives we may pursue in the future, and (ii) our ability to realize the projected benefits of any acquisitions, divestitures or other initiatives we may pursue in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In 2012, we continued to consolidate our operations to achieve efficiencies and to dispose of excess space. Presently, we have 654 owned and leased properties, amounting to approximately 51 million square feet, down from a total of approximately 59 million square feet at the end of 2011. Our goal is to continue with further consolidation in 2013.

In addition to our 654 properties, there are approximately 170 properties that relate to our Animal Health operating segment, amounting to approximately 2 million square feet, including properties relating to veterinary medicine research and development operations (which have been transferred to our subsidiary Zoetis in connection with the IPO) in Kalamazoo, MI, San Diego, CA, Charles City, IA, College Park, MD, Lincoln, NE, and Durham, NC in the U.S.; Victoria, British Columbia in Canada; Louvain-la-Neuve and Zaventem, Belgium; Olot, Spain; Sao Paulo and Guarulhos, Brazil; Melbourne, Australia; Mumbai and New Delhi, India; and Jilin, China.

Pfizer’s corporate headquarters are in New York City. With the exception of the Specialty Care business unit (which is headquartered in Collegeville, Pennsylvania), our biopharmaceutical units also are headquartered in New York City. Our other business units are headquartered in Madison, New Jersey.

In 2012, we successfully disposed of surplus space, exiting or reducing our real estate space in certain locations in the U.S., Europe, and Asia. Further, active marketing of properties for sale is continuing in a number of locations.

Our biopharmaceutical and other businesses expect to continue to own and lease space around the world for sales and marketing, customer service and administrative support functions. In many locations, these businesses will be co-located to achieve synergies and operational efficiencies.

Our Worldwide R&D facilities support our R&D organizations around the world, with heavy concentration in North America. In 2012, we continued with the implementation of our previously announced R&D facility changes, including the sale of our Sandwich, U.K. site with a lease back of space for Clinical Supplies Research and Manufacturing, and completion of the moves of our Cardiovascular, Metabolic and Endocrine Disease (CVMED) and Neuroscience research units from our research campus in Groton, CT to Cambridge, MA.

Our Pfizer Global Supply (PGS) Division is headquartered in various locations, with leadership teams primarily in New York, NY and in Peapack, NJ. PGS operates 84 plants around the world (25 of which relate to our Animal Health operating segment), which manufacture products for our commercial divisions. Locations with major manufacturing facilities include Belgium, China, Germany, Ireland, Italy, Japan, Puerto Rico, Singapore and the U.S. Our Global Supply Division’s plant network strategy is expected to result in the exit of eight of these sites over the next several years. PGS also operates multiple distribution facilities around the world.

In general, we believe that our properties are well-maintained, adequate and suitable for their current requirements and for our operations in the foreseeable future. See the Notes to Consolidated Financial Statements—Note 9. Property, Plant and Equipment in our 2012 Financial Report, which provides amounts invested in land, buildings and equipment and which is incorporated by reference. See also the discussion in the Notes to Consolidated Financial Statements—Note 15. Lease Commitments in our 2012 Financial Report, which is also incorporated by reference.

ITEM 3.	LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies in our 2012 Financial Report, which is incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are set forth in this table. Each holds the office or offices indicated until his or her successor is chosen and qualified at the regular meeting of the Board of Directors to be held on the date of the 2013 Annual Meeting of Shareholders. Each of the executive officers is a member of the Pfizer Executive Leadership Team.

Name	Age	Position
Ian C. Read	59
Chairman and Chief Executive Officer since December 2011. President and Chief Executive Officer from December 2010 until December 2011. Senior Vice President, Group President of the Worldwide Biopharmaceutical Businesses (Primary Care, Specialty Care, Oncology, Established Products and Emerging Markets), from 2006 through December 2010. Since joining Pfizer in 1978 as an operational auditor, Mr. Read has held various positions of increasing responsibility in pharmaceutical operations. He worked in Latin America through 1995, holding positions including Chief Financial Officer, Pfizer Mexico, and Country Manager, Pfizer Brazil. In 1996, Mr. Read was appointed President of Pfizer’s International Pharmaceuticals Group, with responsibility for Latin America and Canada. He became Executive Vice President, Europe in 2000, was named a Corporate Vice President in 2001, and assumed responsibility for Canada, in addition to Europe, in 2002. Mr. Read later became accountable for operations in both the Africa/Middle East region and Latin America as well. Currently a Director of Kimberly-Clark Corporation. Serves on the Boards of Pharmaceutical Research and Manufacturers of America (PhRMA), and the Partnership for New York City. Our Director since December 2010.

Olivier Brandicourt	57
President and General Manager, Pfizer Emerging Markets and Established Products since June 2012. President and General Manager of Pfizer Primary Care from 2009 until June 2012. In early 2009, served as President and General Manager of Pfizer Specialty Care. Senior Vice President and General Manager of U.S. Pratt Business Unit from 2007 until 2008. Managing Director of the United Kingdom/Ireland Pfizer subsidiary from 2004 to 2007.

Frank A. D’Amelio	55
Executive Vice President, Business Operations and Chief Financial Officer since December 2010. Senior Vice President and Chief Financial Officer from September 2007 until December 2010. Prior to joining Pfizer he was Senior Executive Vice President of Integration and Chief Administrative Officer of Alcatel-Lucent from November 2006 until August 2007. Chief Operating Officer of Lucent Technologies from January 2006 until November 2006. Chairman and Director of Zoetis. Director of Humana, Inc. and Chair of the Humana Audit Committee. He is a Director of the Independent College Fund of New Jersey.

Mikael Dolsten	54
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

Name	Age	Position

Geno J. Germano	52
President and General Manager, Pfizer Specialty Care and Oncology since December 2010. President and General Manager, Specialty Care from October 2009 until December 2010. President, U.S. Pharmaceuticals and Women’s Health Care Unit, Wyeth Pharmaceuticals from 2008 through October 2009. President and General Manager, U.S. Pharmaceutical Business Unit, Wyeth Pharmaceuticals from 2007 through 2008. Executive Vice President and General Manager, Pharmaceutical Business Unit, Wyeth Pharmaceuticals from 2004 through 2007. Currently a Director of Zoetis, Member of the Board of Trustees for Albany College of Pharmacy and Health Sciences and Member of the Board of Directors of BIO – Biotechnology Industry Organization.

Charles H. Hill III	57
Executive Vice President, Worldwide Human Resources since December 2010. Senior Vice President, Human Resources for Worldwide Biopharmaceuticals Businesses from 2008 through December 2010. Vice President, Human Resources, Worldwide Pharmaceutical Operations from 2004 through 2008. Currently a Director of Zoetis and Chair of the Zoetis Compensation Committee.

Douglas M. Lankler	47
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

Freda C. Lewis-Hall	58
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

Anthony J. Maddaluna	60
Executive Vice President; President, Pfizer Global Supply since January 2013. President, Pfizer Global Supply from 2011 until December 2012. Senior Vice President, Strategy & Supply Network Transformation from 2009 until December 2010. Vice President, Strategy & Supply Network Transformation from 2008 until 2009.  Vice President and Team Leader, Europe from 1998 until 2008 including responsibility for global logistics and strategic planning from 2005 through 2008.  Mr. Maddaluna held a number of positions of increasing responsibility in manufacturing before being named General Manager of Pfizer Pharmaceuticals Inc. in Puerto Rico from 1994 until 1998. Mr. Maddaluna represents Pfizer on the National Association of Manufacturers (NAM) and is a member of the NAM Executive Committee. Mr. Maddaluna joined Pfizer in 1975.

Laurie J. Olson	49
Executive Vice President, Strategy, Portfolio and Commercial Operations since July 2012. Senior Vice President - Strategy and Portfolio Management from 2011 until July 2012. Senior Vice President - Portfolio Management and Analytics from 2008 until 2010. Since joining Pfizer in 1987 as an Analyst in the Company's marketing research organization, Ms. Olson has served in a variety of marketing leadership positions with increasing responsibility in both the Company’s U.S. and global commercial organizations.

Name	Age	Position

Amy W. Schulman	52
Executive Vice President and General Counsel since December 2010 and Business Unit Lead, Consumer Healthcare for Pfizer since August 2012. Executive Vice President and General Counsel; President and General Manager, Nutrition from December 2010 until November 2012. Senior Vice President and General Counsel from June 2008 until December 2010. Ms. Schulman was a partner at the law firm of DLA Piper from 1997 until joining Pfizer in June 2008. Currently a Director of Zoetis and Chair of the Zoetis Corporate Governance Committee, Member of the Board of Directors of Wesleyan University and the Brooklyn Academy of Music.

Sally Susman	51
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

John D. Young	48
President and General Manager, Pfizer Primary Care since June 2012. Primary Care Business Unit’s Regional President for Europe and Canada from 2009 until June 2012. UK Country Manager from 2007 until 2009. Since joining Pfizer in 1987, Mr. Young has held a number of positions of increasing responsibility in sales and marketing management before being appointed Country Manager for Australia/New Zealand in 2004.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for our Common Stock is the New York Stock Exchange (NYSE). Our stock is also listed on the NYSE Euronext Brussels Exchange, the London Stock Exchange and the SIX Swiss Stock Exchange, as well as various United States regional stock exchanges. Additional information required by this item is incorporated by reference from the table captioned Quarterly Consolidated Financial Data (Unaudited) in our 2012 Financial Report.

The following table provides certain information with respect to our purchases of shares of the Company’s Common Stock during the fourth fiscal quarter of 2012:
Issuer Purchases of Equity Securities (a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(a)
October 1, 2012 Through October 28, 2012	36,961,538	$25.33	36,902,797	$14,264,821,207
October 29, 2012 Through November 30, 2012	52,404,279	$24.39	51,587,525	$13,007,534,929
December 1, 2012 Through December 31, 2012	47,745,688	$25.30	47,491,654	$11,805,897,162
Total	137,111,505	$24.96	135,981,976
_____________________

(a)
On December 12, 2011, we announced that the Board of Directors had authorized a $10 billion share-purchase plan (the December 2011 Stock Purchase Plan). On November 1, 2012, we announced that the Board of Directors had authorized an additional $10 billion share-purchase plan, which became effective on November 30, 2012.

(b)
In addition to amounts purchased under the December 2011 Stock Purchase Plan, these columns reflect the following transactions during the fourth fiscal quarter of 2012: (i) the surrender to Pfizer of 1,078,047 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 32,674 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 18,808 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated by reference from the discussion under the heading Financial Summary in our 2012 Financial Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated by reference from the discussion under the heading Financial Review in our 2012 Financial Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated by reference from the discussion under the Forward-Looking Information and Factors That May Affect Future Results—Financial Risk Management section of the MD&A in our 2012 Financial Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated by reference from the Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements in our 2012 Financial Report and from the consolidated financial statements, related notes and supplementary data in our 2012 Financial Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this 2012 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2012 Financial Report under the headings Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, respectively, and are incorporated by reference.

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

Information about our Directors is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 1—Election of Directors in our 2013 Proxy Statement. Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance in our 2013 Proxy Statement. Information about the Pfizer Policies on Business Conduct governing our employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and the Code of Business Conduct and Ethics governing our Directors, is incorporated by reference from the discussions under the headings Governance of the Company—Governance Information—Pfizer Policies on Business Ethics and Conduct and —Code of Conduct for Directors in our 2013 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated by reference from the discussion under the headings Governance of the Company—Governance Information—Criteria for Board Membership and Requirements for Submitting Proxy Proposals and Nominating Directors in our 2013 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading Governance of the Company—Board and Committee Information—The Audit Committee in our 2013 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled Executive Officers of the Company in Part I of this 2012 Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about Director and executive compensation is incorporated by reference from the discussion under the headings Governance of the Company—Compensation of Non-Employee Directors; Executive Compensation; and Governance of the Company—Board and Committee Information—Compensation Committee—Compensation Committee Interlocks and Insider Participation in our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the discussion under the headings Executive Compensation—Equity Compensation Plan Information and Securities Ownership in our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Related Person Transactions; Indemnification—Transactions with Related Persons in our 2013 Proxy Statement. Information about director independence is incorporated by reference from the discussion under the heading Governance of the Company—Governance Information—Director Independence in our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees for professional services rendered by our independent registered public accounting firm in 2012 and 2011 is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees in our 2013 Proxy Statement. Our Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent registered public accounting firm is incorporated by reference from the discussion under the heading Proposals Requiring Your Vote—Item 2—Ratification of Independent Registered Public Accounting Firm—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm in our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2012 Financial Report are incorporated by reference into Item 8 of Part II of this 2012 Form 10-K:

•	Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

•	Consolidated Statements of Income

•	Consolidated Statements of Comprehensive Income

•	Consolidated Balance Sheets

•	Consolidated Statements of Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

•	Quarterly Consolidated Financial Data (Unaudited)

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements. The financial statements of unconsolidated subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary.

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this 2012 Form 10-K. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.24 are management contracts or compensatory plans or arrangements.

3.1	Our Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended March 28, 2004 (File No. 001-03619).

3.2	Amendment dated May 1, 2006 to Restated Certificate of Incorporation dated April 12, 2004, is incorporated by reference from our 10-Q report for the period ended July 2, 2006 (File No. 001-03619).

3.3	Our By-laws, as amended April 22, 2010, are incorporated by reference from our 10-Q report for the period ended April 4, 2010 (File No. 001-03619).

4.1	Indenture, dated as of January 30, 2001, between us and The Chase Manhattan Bank, is incorporated by reference from our 8-K report filed on January 30, 2001 (File No. 001-03619).

4.2
First Supplemental Indenture, dated as of March 24, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 10-Q report for the period ended June 28, 2009 (File No. 001-03619).

4.3
Second Supplemental Indenture, dated as of June 2, 2009, between us and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A. (formerly JPMorgan Chase Bank, formerly The Chase Manhattan Bank)), as Trustee, to Indenture dated as of January 30, 2001, is incorporated by reference from our 8-K report filed on June 3, 2009 (File No. 001-03619).

4.4
Indenture, dated as of April 10, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

4.5
Supplemental Indenture, dated as of October 13, 1992, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

4.6
Fifth Supplemental Indenture, dated as of December 16, 2003, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 2003 10-K report (File No. 001-01225).

4.7
Sixth Supplemental Indenture, dated as of November 14, 2005, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 8-K report filed on November 15, 2005 (File No. 001-01225).

4.8
Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference from Wyeth’s 8-K report filed on March 28, 2007 (File No. 001-01225).

4.9
Eighth Supplemental Indenture, dated as of October 30, 2009, between Wyeth, us and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as Trustee, to Indenture dated as of April 10, 1992 (as amended on October 13, 1992), is incorporated by reference from our 8-K report filed on November 3, 2009 (File No. 001-03619).

4.10	Except as set forth in Exhibits 4.1-9 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders (File No. 001-03619).

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 10-K Report (File No. 001-03619).

10.3	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004 (File No. 001-03619).

10.4	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004 (File No. 001-03619).

*10.5	Form of Executive Grant Letter.

10.6	Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments is incorporated by reference from our 2011 10-K Report (File No. 001-03619).

*10.7	Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan.

*10.8	Executive Annual Incentive Plan.

*10.9	Amended and Restated Deferred Compensation Plan.

10.10	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report (File No. 001-03619).

10.11	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report (File No. 001-03619).

10.12
Amended and Restated Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005), together with all material Amendments is incorporated by reference from our 2011 10-K Report (File No. 001-03619).

10.13
Amended and Restated Wyeth Supplemental Executive Retirement Plan (effective as of January 1, 2005), together with all material Amendments is incorporated by reference from our 2011 10-K Report (File No. 001-03619).

10.14	Wyeth Directors’ Deferral Plan (as amended through December 15, 2007) is incorporated by reference from Wyeth’s 2007 10-K report (File No. 001-01225).

10.15	The form of Indemnification Agreement with each of our non-employee Directors is incorporated by reference from our 1996 10-K report (File No. 001-03619).

1 We agree to furnish to the SEC, upon request, a copy of each instrument with respect to issuances of long-term debt of the Company and its subsidiaries.

10.16	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2013 Proxy Statement is incorporated by reference from our 1997 10-K report (File No. 001-03619).

10.17	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our 8-K report filed on August 22, 2007 (File No. 001-03619).

10.18	Executive Severance Plan is incorporated by referenced from our 8-K report filed on February 20, 2009 (File No. 001-03619).

10.19	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 10-K report (File No. 001-03619).

10.20	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 10-Q report for the period ended July 3, 2011 (File No. 001-03619).

10.21	Form of Special Award Letter Agreement is incorporated by reference from our 8-K report filed on October 28, 2009 (File No. 001-03619).

10.22	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our 10-Q report for the period ended April 3, 2011 (File No. 001-03619).

10.23	Offer Letter to Geno J. Germano, dated April 6, 2009, is incorporated by reference from our 10-Q report for the period ended April 3, 2011 (File No. 001-03619).

10.24	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert's 1999 10-K report (File No. 001-03608).

*12	Computation of Ratio of Earnings to Fixed Charges.

*13	Portions of the 2012 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

*21	Subsidiaries of the Company.

*23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*24	Power of Attorney (included as part of signature page).

*31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase

*101.LAB	XBRL Taxonomy Extension Label Linkbase

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: February 28, 2013	By:	/s/ MATTHEW LEPORE
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

Signature	Title	Date

/S/ IAN C. READ Ian C. Read	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ FRANK A. D’AMELIO Frank A. D’Amelio	Executive Vice President, Business Operations and Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/S/ LORETTA V. CANGIALOSI Loretta V. Cangialosi	Senior Vice President—Controller (Principal Accounting Officer)	February 28, 2013

/S/ DENNIS A. AUSIELLO Dennis A. Ausiello	Director	February 28, 2013

/S/ M. ANTHONY BURNS M. Anthony Burns	Director	February 28, 2013

/S/ W. DON CORNWELL W. Don Cornwell	Director	February 28, 2013

/S/ FRANCES D. FERGUSSON Frances D. Fergusson	Director	February 28, 2013

/S/ WILLIAM H. GRAY, III William H. Gray, III	Director	February 28, 2013

/S/ HELEN H. HOBBS Helen H. Hobbs	Director	February 28, 2013

Signature	Title	Date

/S/ CONSTANCE J. HORNER Constance J. Horner	Director	February 28, 2013

/S/ SUZANNE NORA JOHNSON Suzanne Nora Johnson	Director	February 28, 2013

/S/ JAMES M. KILTS James M. Kilts	Director	February 28, 2013

/S/ GEORGE A. LORCH George A. Lorch	Director	February 28, 2013

/S/ JOHN P. MASCOTTE John P. Mascotte	Director	February 28, 2013

/S/ STEPHEN W. SANGER Stephen W. Sanger	Director	February 28, 2013

/S/ MARC TESSIER-LAVIGNE Marc Tessier-Lavigne	Director	February 28, 2013