Form 10-K/A
period 2012-12-31
PFIZER INC
filed 2013-03-01
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013 (the “Original Filing”), for the sole purpose of fixing typographical errors contained in Exhibit 13 - the 2012 Financial Report. The Exhibit 13 filed on February 28, 2013 as an exhibit to the Original Filing included incorrect headers on the cover page and pages 49-120. The correct Exhibit 13, including the correct headers, is being filed herewith and all references to the 2012 Financial Report in the Original Filing are deemed to be to the 2012 Financial Report filed herewith.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

i

TABLE OF CONTENTS

Page
PART IV	1

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	1
15(a)(1) Financial Statements	1
15(a)(2) Financial Statement Schedules	1
15(a)(3) Exhibits	1

ii

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following consolidated financial statements, related notes, report of independent registered public accounting firm and supplementary data from our 2012 Financial Report are incorporated by reference into Item 8 of Part II of our 2012 Form 10-K:

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

15(a)(3) Exhibits. These exhibits are available upon request. Requests should be directed to our Corporate Secretary, Pfizer Inc., 235 East 42nd Street, New York, NY 10017-5755. The exhibit numbers preceded by an asterisk (*) indicate exhibits filed with this Amendment. All other exhibit numbers indicate exhibits filed by incorporation by reference. Exhibit numbers 10.1 through 10.24 are management contracts or compensatory plans or arrangements.

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

4.10	Except as set forth in Exhibits 4.1-9 above, the instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries have been omitted.[1]

10.1	2001 Stock and Incentive Plan is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting of Shareholders (File No. 001-03619).

10.2	Pfizer Inc. 2004 Stock Plan, as Amended and Restated is incorporated by reference from our 2011 10-K Report (File No. 001-03619).

10.3	Form of Stock Option Grant Notice and Summary of Key Terms is incorporated by reference from our 10-Q report for the period ended September 26, 2004 (File No. 001-03619).

10.4	Form of Performance-Contingent Share Award Grant Notice is incorporated by reference from our 10-Q report for the period ended September 26, 2004 (File No. 001-03619).

10.5	Form of Executive Grant Letter is incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 28, 2013 (File No. 001-03619) (2012 10-K Report).

10.6	Amended and Restated Nonfunded Supplemental Retirement Plan, together with all material Amendments is incorporated by reference from our 2011 10-K Report (File No. 001-03619).

10.7	Amended and Restated Nonfunded Deferred Compensation and Supplemental Savings Plan is incorporated by reference from our 2012 10-K Report (File No. 001-03619).

10.8	Executive Annual Incentive Plan is incorporated by reference from our 2012 10-K Report (File No. 001-03619).

10.9	Amended and Restated Deferred Compensation Plan is incorporated by reference from our 2012 10-K Report (File No. 001-03619).

10.10	Non-Employee Directors’ Retirement Plan (frozen as of October 1996) is incorporated by reference from our 1996 10-K report (File No. 001-03619).

10.11	Restricted Stock Plan for Non-Employee Directors is incorporated by reference from our 1996 10-K report (File No. 001-03619).

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

10.16	The form of Indemnification Agreement with each of the Named Executive Officers identified in our 2013 Proxy Statement is incorporated by reference from our 1997 10-K report (File No. 001-03619).

10.17	Letter to Frank A. D’Amelio regarding replacement pension benefit dated August 22, 2007 is incorporated by reference from our 8-K report filed on August 22, 2007 (File No. 001-03619).

10.18	Executive Severance Plan is incorporated by referenced from our 8-K report filed on February 20, 2009 (File No. 001-03619).

10.19	Annual Retainer Unit Award Plan (for Non-Employee Directors) (frozen as of March 1, 2006) as amended, is incorporated by reference from our 2008 10-K report (File No. 001-03619).

10.20	Nonfunded Deferred Compensation and Unit Award Plan for Non-Employee Directors, as amended, is incorporated by reference from our 10-Q report for the period ended July 3, 2011 (File No. 001-03619).

10.21	Form of Special Award Letter Agreement is incorporated by reference from our 8-K report filed on October 28, 2009 (File No. 001-03619).

10.22	Offer Letter to G. Mikael Dolsten, dated April 6, 2009, is incorporated by reference from our 10-Q report for the period ended April 3, 2011 (File No. 001-03619).

10.23	Offer Letter to Geno J. Germano, dated April 6, 2009, is incorporated by reference from our 10-Q report for the period ended April 3, 2011 (File No. 001-03619).

10.24	Warner-Lambert Company 1996 Stock Plan, as amended, is incorporated by reference from Warner-Lambert's 1999 10-K report (File No. 001-03608).

12	Computation of Ratio of Earnings to Fixed Charges is incorporated by reference from our 2012 10-K Report (File No. 001-03619).

*13	Portions of the 2012 Financial Report, which, except for those sections incorporated by reference, are furnished solely for the information of the SEC and are not to be deemed “filed.”

21	Subsidiaries of the Company is incorporated by reference from our 2012 10-K Report (File No. 001-03619).

**23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.4	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Document

**Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013, which is being amended hereby.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Pfizer Inc.

Dated: March 1, 2013	By:	/s/ MATTHEW LEPORE
Matthew Lepore Vice President and Corporate Secretary, Chief Counsel – Corporate Governance