Form 10-Q
period 2013-03-31
PFIZER INC
filed 2013-05-10
CIK 78003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 6, 2013, 7,093,223,330 shares of the issuer’s voting common stock were outstanding.

FORM 10-Q

For the Quarterly Period Ended
March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS, EXCEPT PER COMMON SHARE DATA)	March 31, 2013	April 1, 2012
Revenues	$13,500	$14,885
Costs and expenses:
Cost of sales(a)	2,652	2,745
Selling, informational and administrative expenses(a)	3,585	3,968
Research and development expenses(a)	1,800	2,062
Amortization of intangible assets	1,234	1,420
Restructuring charges and certain acquisition-related costs	138	597
Other deductions––net	170	1,658
Income from continuing operations before provision for taxes on income	3,921	2,435
Provision for taxes on income	1,160	711
Income from continuing operations	2,761	1,724
Discontinued operations––net of tax	4	79
Net income before allocation to noncontrolling interests	2,765	1,803
Less: Net income attributable to noncontrolling interests	15	9
Net income attributable to Pfizer Inc.	$2,750	$1,794

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.23
Discontinued operations––net of tax	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.24

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.23
Discontinued operations––net of tax	—	0.01
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.24

Weighted-average shares––basic	7,187	7,537
Weighted-average shares––diluted	7,269	7,598
Cash dividends paid per common share	$0.24	$0.22

(a)	Excludes amortization of intangible assets, except as disclosed in Note 9B. Goodwill and Other Intangible Assets: Other Intangible Assets.

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Net income before allocation to noncontrolling interests	$2,765	$1,803

Foreign currency translation adjustments	$(292)	$263
Unrealized holding gains/(losses) on derivative financial instruments	(417)	427
Reclassification adjustments for realized (gains)/losses(a)	381	(300)
	(36)	127
Unrealized holding gains/(losses) on available-for-sale securities	11	80
Reclassification adjustments for realized (gains)/losses(a)	(13)	17
	(2)	97
Benefit plans: Actuarial gains	18	61
Reclassification adjustments related to amortization(b)	151	117
Reclassification adjustments related to curtailments and settlements, net(b)	59	60
Other	97	15
	325	253
Benefit plans: Prior service (costs)/credits and other	3	—
Reclassification adjustments related to amortization(b)	(16)	(18)
Reclassification adjustments related to curtailments and settlements, net(b)	(9)	(9)
Other	(2)	(3)
	(24)	(30)
Other comprehensive income/(loss), before tax	(29)	710
Tax provision on other comprehensive income/(loss)(c)	176	204
Other comprehensive income/(loss) before allocation to noncontrolling interests	$(205)	$506

Comprehensive income before allocation to noncontrolling interests	$2,560	$2,309
Less: Comprehensive income attributable to noncontrolling interests	12	8
Comprehensive income attributable to Pfizer Inc.	$2,548	$2,301

(a)	Reclassified into Other deductions—net in the condensed consolidated statements of income.

(b)
Generally reclassified, as part of net periodic pension cost, into Cost of sales, Selling, informational and administrative expenses, and/or Research and development expenses, as appropriate, in the condensed consolidated statements of income. For additional information, see Note 10. Pension and Postretirement Benefit Plans.

(c)	See Note 5C. Tax Matters: Taxes on Items of Other Comprehensive Income/(Loss).

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(MILLIONS OF DOLLARS)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$2,134	$10,389
Short-term investments	33,212	22,319
Accounts receivable, less allowance for doubtful accounts	12,735	12,378
Inventories	7,035	7,063
Taxes and other current assets	9,647	9,266
Total current assets	64,763	61,415
Long-term investments	15,392	14,149
Property, plant and equipment, less accumulated depreciation	13,950	14,461
Goodwill	43,752	44,672
Identifiable intangible assets, less accumulated amortization	44,109	46,013
Taxes and other noncurrent assets	5,432	5,088
Total assets	$187,398	$185,798

Liabilities and Equity
Short-term borrowings, including current portion of long-term debt	$8,896	$6,424
Accounts payable	3,279	4,264
Dividends payable	5	1,734
Income taxes payable	1,158	1,010
Accrued compensation and related items	1,684	2,046
Other current liabilities	12,521	13,141
Total current liabilities	27,543	28,619

Long-term debt	31,481	31,036
Pension benefit obligations	7,733	7,830
Postretirement benefit obligations	3,470	3,493
Noncurrent deferred tax liabilities	22,445	21,593
Other taxes payable	6,761	6,610
Other noncurrent liabilities	5,138	4,939
Total liabilities	104,571	104,120

Commitments and Contingencies

Preferred stock	38	39
Common stock	450	448
Additional paid-in capital	75,778	72,608
Employee benefit trusts	(1)	(1)
Treasury stock	(44,832)	(40,121)
Retained earnings	56,972	54,240
Accumulated other comprehensive loss	(6,155)	(5,953)
Total Pfizer Inc. shareholders’ equity	82,250	81,260
Equity attributable to noncontrolling interests	577	418
Total equity	82,827	81,678
Total liabilities and equity	$187,398	$185,798

See Notes to Condensed Consolidated Financial Statements.

PFIZER INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Operating Activities
Net income before allocation to noncontrolling interests	$2,765	$1,803
Adjustments to reconcile net income before allocation to noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	1,774	2,221
Share-based compensation expense	189	130
Gain associated with the transfer of certain product rights to an equity-method investment	(490)	—
Asset write-offs and impairment charges	513	650
Deferred taxes from continuing operations	927	(396)
Deferred taxes from discontinued operations	—	(8)
Benefit plan contributions (in excess of)/less than expense	71	(65)
Other non-cash adjustments, net	(115)	(28)
Other changes in assets and liabilities, net of acquisitions and divestitures	(3,393)	(1,533)
Net cash provided by operating activities	2,241	2,774

Investing Activities
Purchases of property, plant and equipment	(202)	(254)
Purchases of short-term investments	(10,742)	(6,344)
Proceeds from redemptions and sales of short-term investments	6,386	8,119
Net (purchases of)/proceeds from redemptions and sales of short-term investments with original maturities of 90 days or less	(5,596)	623
Purchases of long-term investments	(2,246)	(1,184)
Proceeds from redemptions and sales of long-term investments	1,444	302
Acquisitions, net of cash acquired	—	(782)
Other investing activities	26	(29)
Net cash provided by/(used in) investing activities	(10,930)	451

Financing Activities
Proceeds from short-term borrowings	—	1,561
Net proceeds from/(payments on) short-term borrowings with original maturities of 90 days or less	3,485	(1,791)
Proceeds from issuance of long-term debt(a)	2,624	—
Principal payments on long-term debt	(2)	(3)
Purchases of common stock	(4,626)	(1,659)
Cash dividends paid	(1,735)	(1,650)
Proceeds from exercise of stock options and other financing activities	688	35
Net cash provided by/(used in) financing activities	434	(3,507)
Effect of exchange-rate changes on cash and cash equivalents	—	34
Net decrease in cash and cash equivalents	(8,255)	(248)
Cash and cash equivalents, beginning	10,389	3,182
Cash and cash equivalents, end	$2,134	$2,934

Supplemental Cash Flow Information
Non-cash transactions:
Exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012(b)	$992	$—
Exchange of Zoetis common stock for the retirement of Pfizer commercial paper issued in 2013(b)	2,479	—
Transfer of certain product rights to an equity-method investment(c)	1,233	—
Cash paid during the period for:
Income taxes	$554	$451
Interest	433	508

(a)
Represents the issuance of senior notes by Zoetis, our Animal Health subsidiary, net of the non-cash exchange of Zoetis senior notes for the retirement of Pfizer commercial paper issued in 2012. See Note 7D. Financial Instruments: Long-Term Debt.

(b)	See Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

(c)	See Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

See Notes to Condensed Consolidated Financial Statements.

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

Balance sheet amounts and operating results for subsidiaries operating outside the U.S. are as of and for the three months ended February 24, 2013, and February 26, 2012.

On February 6, 2013, an initial public offering (IPO) of the Class A common stock of our subsidiary, Zoetis Inc. (Zoetis), was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis, which represented approximately 19.8% of the total outstanding Zoetis shares. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé. The operating results of this business are reported as Discontinued operations––net of tax in the condensed consolidated statement of income for the three months ended April 1, 2012. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K/A.

B. Adoption of New Accounting Standards

There were no new accounting and disclosure standards adopted as of January 1, 2013.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment

A. Acquisitions

NextWave Pharmaceuticals, Inc.
In the first quarter of 2013, we finalized the allocation of the consideration transferred to the assets acquired and the liabilities assumed in the acquisition of NextWave Pharmaceuticals Incorporated (NextWave), completed on November 27, 2012. The total consideration for the acquisition was approximately $442 million, and we recorded approximately $519 million in Identifiable intangible assets, consisting of $474 million in Developed technology rights and $45 million in In-process research and development; $166 million in net deferred tax liabilities; and $89 million in Goodwill.

Alacer Corp.

On February 26, 2012, we completed our acquisition of Alacer Corp., a company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S. In connection with this Consumer Healthcare acquisition, we recorded $181 million in Identifiable intangible assets, consisting primarily of the Emergen-C indefinite-lived brand; $69 million in net deferred tax liabilities; and $192 million in Goodwill. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has been finalized.

Ferrosan Holding A/S

On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan), a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. This acquisition is reflected in our condensed consolidated financial statements beginning in the first fiscal quarter of 2012. Our acquisition of Ferrosan’s consumer healthcare business increases our presence in dietary supplements with a new set of brands and pipeline products. Also, we believe that the acquisition allows us to expand the marketing of Ferrosan’s brands through Pfizer’s global footprint and provide greater distribution and scale for certain Pfizer brands, such as Centrum and Caltrate, in Ferrosan’s key markets. In connection with this Consumer Healthcare acquisition, we recorded $362 million in Identifiable intangible assets, consisting of indefinite-lived and finite-lived brands; $94 million in net deferred tax liabilities; and $322 million in Goodwill. The allocation of the consideration transferred to the assets acquired and the liabilities assumed has been finalized.

B. Divestitures

Formation of Zoetis and IPO

On January 28, 2013, our then wholly owned subsidiary, Zoetis, issued $3.65 billion aggregate principal amount of senior notes, net of an original issue debt discount of $10 million. For additional information, see Note 7D. Financial Instruments: Long-Term Debt. Also, on January 28, 2013, we transferred to Zoetis substantially all of the assets and liabilities of our Animal Health business in exchange for all of the Class A and Class B common stock of Zoetis, $1.0 billion of the $3.65 billion of Zoetis senior notes, and an amount of cash equal to substantially all of the cash proceeds received by Zoetis from the remaining $2.65 billion of senior notes issued. The $1.0 billion of Zoetis senior notes received by Pfizer were exchanged by Pfizer for the retirement of Pfizer commercial paper issued in 2012, and the cash proceeds received by Pfizer of approximately $2.5 billion were restricted to use for debt repayment, dividends and/or stock buybacks.

On February 6, 2013, an IPO of the Class A common stock of Zoetis was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis (all of the Class A common stock, including shares sold pursuant to the underwriters' overallotment option to purchase additional shares, which was exercised in full) in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued in 2013. The Class A common stock sold in the IPO represented approximately 19.8% of the total outstanding Zoetis shares. On February 1, 2013, Zoetis shares began trading on the New York Stock Exchange under the symbol “ZTS.” The excess of the consideration received over the net book value of our divested interest was approximately $2.3 billion and was recorded in Additional paid-in capital. For additional information, see Note 6. Certain Changes in Total Equity.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In summary, as a result of the above transactions, we received approximately $6.1 billion of cash (of which approximately $2.5 billion was restricted to use for debt repayment, dividends and/or stock buybacks), and incurred approximately $3.65 billion in Zoetis long-term debt.

We continue to consolidate Zoetis, as we retain control over Zoetis. Effective February 7, 2013, the earnings attributable to the divested interest (the Net income attributable to noncontrolling interests) are excluded from Net income attributable to Pfizer Inc., Earnings per common share––basic and Earnings per common share––diluted in the condensed consolidated statement of income. As of March 31, 2013, the noncontrolling interests associated with Zoetis are reflected in Equity attributable to noncontrolling interests in the condensed consolidated balance sheet. For additional information, see Note 6. Certain Changes in Total Equity.

Nutrition Business

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash, and recognized a gain of approximately $4.8 billion, net of tax. The divested business includes:

•	our former Nutrition operating segment and certain prenatal vitamins previously commercialized by the Pfizer Consumer Healthcare operating segment; and

•
other associated amounts, such as direct manufacturing costs, enabling support functions and other costs not charged to the business, purchase-accounting impacts, acquisition-related costs, impairment charges, restructuring charges and implementation costs associated with our cost-reduction/productivity initiatives, all of which are reported outside our operating segment results.

The operating results of this business are classified as Discontinued operations––net of tax in the condensed consolidated statement of income for the three months ended April 1, 2012.

The following table provides the components of Discontinued operations—net of tax, virtually all of which relate to our former Nutrition business:

Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2012
Revenues	$520
Pre-tax income from discontinued operations	117
Provision for taxes on income(a)	38
Discontinued operations––net of tax	$79

(a)	Includes a deferred tax benefit of $8 million.

The net cash flows of our discontinued operations for each of the categories of operating, investing and financing activities are not significant for the three months ended April 1, 2012.

C. Collaborative Arrangement

Collaboration for ertugliflozin

On April 29, 2013, we announced that we had entered into a worldwide, except Japan, collaboration agreement with Merck & Co., Inc. (“Merck”) for the development and commercialization of Pfizer's ertugliflozin (PF-04971729), an investigational oral sodium glucose cotransporter (SGLT2) inhibitor being evaluated for the treatment of type 2 diabetes. Under the terms of the agreement, we will collaborate with Merck on the clinical development and commercialization of ertugliflozin, and ertugliflozin-containing fixed-dose combinations with metformin and Januvia (sitagliptin) tablets. Merck will continue to retain the rights to its existing portfolio of sitagliptin-containing products. In 2013, we received payments totaling $60 million and we will be eligible for additional payments associated with the achievement of future clinical, regulatory and commercial milestones. The payments received to date have been deferred and will be recognized in Other deductions––net over a multi-year period. We will share potential revenues and certain costs with Merck on a 60%/40% basis, with Pfizer having the 40%

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

share. Each party has the right to terminate the agreement at certain times under certain circumstances, with various resulting rights and obligations depending on the nature of the termination. In addition, Merck has the right to terminate the agreement at any time up to the commencement of the first Phase III clinical trial.

D. Equity-Method Investment

Investment in Hisun Pfizer Pharmaceuticals Company Limited

On September 6, 2012, we and Zhejiang Hisun Pharmaceuticals Co., Ltd., a leading pharmaceutical company in China, formed a new company, Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer), to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. Hisun Pfizer was established with registered capital of $250 million, of which our portion was $122.5 million. On January 1, 2013, both parties transferred selected employees to Hisun Pfizer and contributed, among other things, certain rights to commercialized products and products in development, intellectual property rights, and facilities, equipment and distribution/customer contracts. Our contributions in 2013 constituted a business, as defined by U.S. GAAP, and included, among other things, the China rights to certain commercialized products and other products not yet commercialized and all associated intellectual property rights. As a result of the contributions from both parties, Hisun Pfizer holds a broad portfolio of branded generics covering cardiovascular disease, infectious disease, oncology, mental health, and other therapeutic areas. We hold a 49% equity interest in Hisun Pfizer.

We also entered into certain transition agreements designed to ensure and facilitate the orderly transfer of the business operations to Hisun Pfizer, primarily the Pfizer Products Transition Period Agreement and a related supply and promotional services agreement. These agreements provide for a profit margin on the manufacturing services provided by Pfizer to Hisun Pfizer and govern the supply, promotion and distribution of Pfizer products until Hisun Pfizer begins its own manufacturing and distribution. While intended to be transitional, these agreements may be extended by mutual agreement of the parties for several years and, possibly, indefinitely. These agreements are not material to Pfizer, and none confers upon us any additional ability to influence the operating and/or financial policies of Hisun Pfizer.

In connection with our contributions in the first quarter of 2013, we recognized a pre-tax gain of approximately $490 million in Other deductions––net, reflecting the transfer of the business to Hisun Pfizer (including an allocation of goodwill from our Emerging Markets reporting unit as part of the carrying amount of the business transferred). Since we hold a 49% interest in Hisun Pfizer, we have an indirect retained interest in the contributed assets; as such, 49% of the gain, or $240 million, represents the portion of the gain associated with that indirect retained interest.

In valuing our investment in Hisun Pfizer (which includes the indirect retained interest in the contributed assets), we used discounted cash flow techniques, utilizing a 11.5% discount rate, reflecting our best estimate of the various risks inherent in the projected cash flows, and a nominal terminal year growth factor. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which include the expected impact of competitive, legal and/or regulatory forces on the products; the long-term growth rate, which seeks to project the sustainable growth rate over the long-term; and the discount rate, which seeks to reflect the various risks inherent in the projected cash flows, including country risk.

We are accounting for our interest in Hisun Pfizer as an equity-method investment, due to the significant influence we have over the operations of Hisun Pfizer through our board representation, minority veto rights and 49% voting interest. Our investment in Hisun Pfizer is reported as a private equity investment in Long-term investments, and our share of Hisun Pfizer's income and expenses is recorded in Other deductions––net. As of March 31, 2013, the carrying value of our investment in Hisun Pfizer is approximately $1.3 billion, and the amount of our underlying equity in the net assets of Hisun Pfizer is approximately $686 million. The excess of the carrying value of our investment over our underlying equity in the net assets of Hisun Pfizer has been allocated, within the investment account, to goodwill and other intangible assets. The other intangible assets are being amortized into Other deductions––net over an average useful life of 25 years.

Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

We incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction/productivity initiatives. For example:

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems.

All of our businesses and functions may be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as groups such as information technology, shared services and corporate operations. Since the acquisition of Wyeth on October 15, 2009, our cost-reduction initiatives announced on January 26, 2009, but not completed as of December 31, 2009, were incorporated into a comprehensive plan to integrate Wyeth’s operations to generate cost savings and to capture synergies across the combined company. In addition, among our ongoing cost-reduction/productivity initiatives, on February 1, 2011, we announced a new productivity initiative to accelerate our strategies to improve innovation and productivity in R&D by prioritizing areas that we believe have the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Integration costs(a)	$39	$100
Restructuring charges:(b)
Employee terminations	(20)	267
Asset impairments	105	218
Exit costs	14	12
Restructuring charges and certain acquisition-related costs	138	597
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows:(c)
Cost of sales	33	79
Selling, informational and administrative expenses	12	2
Research and development expenses	90	259
Total additional depreciation––asset restructuring	135	340
Implementation costs recorded in our condensed consolidated statements of income as follows:(d)
Cost of sales	6	—
Selling, informational and administrative expenses	30	15
Research and development expenses	3	48
Total implementation costs	39	63
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$312	$1,000

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)
From the beginning of our cost-reduction/productivity initiatives in 2005 through March 31, 2013, Employee termination costs represent the expected reduction of the workforce by approximately 62,000 employees, mainly in manufacturing and sales and research, of which approximately 54,000 employees have been terminated as of March 31, 2013. For the three months ended March 31, 2013, the credit to employee terminations reflects a change in estimate related to the number of employees to be terminated and the expected total cost of planned terminations.

The restructuring charges for the three months ended March 31, 2013 are associated with the following:

•
Primary Care operating segment ($5 million income), Specialty Care and Oncology operating segment ($6 million), Established Products and Emerging Markets operating segment ($11 million), other operating segments ($2 million), research and development operations ($2 million), manufacturing operations ($4 million) and Corporate ($79 million).

The restructuring charges for the three months ended April 1, 2012 are associated with the following:

•
Primary Care operating segment ($3 million), Specialty Care and Oncology operating segment ($3 million), Established Products and Emerging Markets operating segment ($3 million), other operating segments ($6 million), research and development operations ($12 million), manufacturing operations ($152 million) and Corporate ($318 million).

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:

(MILLIONS OF DOLLARS)	Employee Termination Costs/(Credits)	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2012(a)	$1,793	$—	$157	$1,950
Provision	(20)	105	14	99
Utilization and other(b)	(340)	(105)	(33)	(478)
Balance, March 31, 2013(c)	$1,433	$—	$138	$1,571

(a)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($731 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($919 million) and Other noncurrent liabilities ($652 million).

Total restructuring charges incurred from the beginning of our cost-reduction/productivity initiatives in 2005 through March 31, 2013 were $15.7 billion.

The asset impairment charges included in restructuring charges for the three months ended March 31, 2013 primarily relate to assets held for sale and are based on an estimate of fair value, which was determined to be lower than the carrying value of the assets prior to the impairment charge.

The following table provides additional information about the long-lived assets that were impaired during the first quarter of 2013 in Restructuring charges and certain acquisition-related costs:

					Three Months Ended March 31,
	Fair Value(a)				2013
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Assets held for sale(b)	$84	$—	$84	$—	$64
Assets abandoned/demolished	—	—	—	—	41
Long-lived assets	$84	$—	$84	$—	$105

(a)
The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects property, plant and equipment and other long-lived held-for-sale assets written down to their fair value of $84 million, less costs to sell of $2 million (a net of $82 million), in the first three months of 2013. Fair value was determined primarily using a market approach, with various inputs, such as recent sales transactions.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Other Deductions—Net

The following table provides components of Other deductions––net:

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Interest income(a)	$(95)	$(81)
Interest expense(a)	391	390
Net interest expense	296	309
Royalty-related income	(71)	(97)
Gain associated with the transfer of certain product rights to an equity-method investment(b)	(490)	—
Net gain on asset disposals	(26)	(7)
Certain legal matters, net(c)	(83)	814
Certain asset impairment charges(d)	399	432
Costs associated with the separation of Zoetis(e)	17	32
Other, net	128	175
Other deductions––net	$170	$1,658

(a)
Interest income increased in the first quarter of 2013 due to higher cash equivalents and investment balances. Interest expense was virtually unchanged in the first quarter of 2013 compared to the first quarter of 2012 as the impact of the Zoetis debt issuance on January 28, 2013 was offset by otherwise lower debt balances.

(b)
Represents the gain associated with the transfer of certain product rights to our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

(c)
In the first quarter of 2013, primarily includes an $80 million insurance recovery related to a certain litigation matter. In the first quarter of 2012, primarily relates to a $450 million charge in connection with an agreement-in-principle to settle a lawsuit by Brigham Young University related to Celebrex (which was ultimately settled for that amount), and charges for hormone-replacement therapy litigation. For additional information, see Note 12. Commitments and Contingencies.

(d)
In the first quarter of 2013, includes intangible asset impairment charges of $395 million, of which $394 million relates to developed technology, for use in the development of bone and cartilage, acquired in connection with our acquisition of Wyeth. The intangible asset impairment charges for 2013 reflect, among other things, updated commercial forecasts. The impairment charges for the first quarter of 2013 are associated with the following: Specialty Care ($394 million) and Animal Health (Zoetis) ($1 million).

In the first quarter of 2012, includes intangible asset impairment charges of approximately $395 million, reflecting (i) $297 million of in-process research and development (IPR&D) assets that targeted autoimmune and inflammatory diseases, (ii) $45 million related to our Consumer Healthcare indefinite-lived brand, Robitussin, and (ii) $53 million of developed technology rights comprising the impairment of two assets. Substantially all of these impairment charges relate to intangible assets that were acquired as part of our acquisition of Wyeth. The intangible asset impairment charges reflect, among other things, the impact of new scientific findings for IPR&D and an increased competitive environment for Robitussin. The impairment charges for the first quarter of 2012 are associated with the following: Specialty Care ($316 million); Consumer Healthcare ($45 million); and Primary Care ($34 million).

(e)
Costs incurred in connection with the IPO of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

The asset impairment charges included in Other deductions––net for the first quarter of 2013 primarily relate to identifiable intangible assets and are based on estimates of fair value.

The following table provides additional information about one of the intangible assets that was impaired during the first quarter of 2013 in Other deductions––net:

					Three Months Ended March 31,
	Fair Value(a)				2013
(MILLIONS OF DOLLARS)	Amount	Level 1	Level 2	Level 3	Impairment
Intangible asset––Developed Technology(b)	$564	$—	$—	$564	$394

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(a)
The fair value amount is presented as of the date of impairment, as this asset is not measured at fair value on a recurring basis. See also Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value.

(b)
Reflects an intangible asset written down to its fair value of $564 million in the first quarter of 2013. Fair value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. We started with a forecast of all the expected net cash flows associated with the asset and then we applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive, legal and/or regulatory forces on the product; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

Note 5. Tax Matters

A. Taxes on Income from Continuing Operations

Our effective tax rate for continuing operations was 29.6% for the first quarter of 2013, compared to 29.2% for the first quarter of 2012. The effective tax rate for the first quarter of 2013 was unfavorably impacted by the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our equity-method investment in China, largely offset by the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as the extension of the U.S. R&D tax credit which was signed into law in January 2013, resulting in the full-year benefit of the 2012 R&D tax credit and a portion of the 2013 R&D tax credit being recorded in the first quarter of 2013. For additional information about the transfer of certain product rights, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

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

The United States is one of our major tax jurisdictions, and we are regularly audited by the U.S. Internal Revenue Service (IRS):

•	With respect to Pfizer Inc., tax years 2009 and 2010 are currently under audit. Tax years 2011-2013 are not under audit. All other tax years are closed.

•	With respect to Wyeth, tax years 2006 through the Wyeth acquisition date (October 15, 2009) are currently under audit. All other tax years are closed.

•
With respect to King, tax years 2009 and 2010 are currently under audit. Tax year January 1, 2011 through the date of acquisition (January 31, 2011) is open, but not under audit. All other tax years are closed. The open tax years and audits for King and its subsidiaries are not material to Pfizer Inc.

In addition to the open audit years in the U.S., we have open audit years in other major tax jurisdictions, such as Canada (2001-2013), Japan (2007-2013), Europe (2007-2013, primarily reflecting Ireland, the United Kingdom, France, Italy, Spain and Germany), Latin America (1998-2013, primarily reflecting Brazil and Mexico) and Puerto Rico (2007-2013).

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

C. Taxes on Items of Other Comprehensive Income/(Loss)

The following table provides the components of tax provision on Other comprehensive income/(loss):

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012

Foreign currency translation adjustments(a)	$71	$67
Unrealized holding gains/(losses) on derivative financial instruments	(157)	159
Reclassification adjustments for realized (gains)/losses	144	(115)
	(13)	44
Unrealized holding gains/(losses) on available-for-sale securities	13	14
Reclassification adjustments for realized (gains)/losses	(2)	7
	11	21
Benefit plans: Actuarial gains	6	20
Reclassification adjustments related to amortization	54	44
Reclassification adjustments related to curtailments and settlements, net	20	23
Other	37	(1)
	117	86
Benefit plans: Prior service (costs)/credits and other	(1)	—
Reclassification adjustments related to amortization	(6)	(8)
Reclassification adjustments related to curtailments and settlements, net	(3)	(4)
Other	—	(2)
	(10)	(14)
Tax provision on other comprehensive income/(loss)	$176	$204

(a)	Taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that will be held indefinitely.

Note 6. Certain Changes in Total Equity

The change in Additional paid-in capital in the first quarter of 2013 reflects, among other things, the impact of share-based payment transactions and an increase of approximately $2.3 billion related to the divestment of a 19.8% interest in Zoetis, our Animal Health subsidiary. The increase represents the excess of the consideration received over the book value of our divested interest, which was recorded in Additional paid-in capital as we retained control over Zoetis. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

The change in Equity attributable to noncontrolling interests in the first quarter of 2013 primarily reflects the addition of the noncontrolling interest associated with Zoetis. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the changes, net of tax, in Accumulated other comprehensive loss, excluding noncontrolling interests:

	Net Unrealized Gains/(Losses)			Benefit Plans
(MILLIONS OF DOLLARS)	Currency Translation Adjustments and Other	Derivative Financial Instruments	Available-For-Sale Securities	Actuarial Gains/(Losses)	Prior Service (Costs)/ Credits and Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$(177)	$(88)	$163	$(6,110)	$259	$(5,953)
Other comprehensive income/(loss)(a)	(360)	(23)	(13)	208	(14)	(202)
Balance, March 31, 2013	$(537)	$(111)	$150	$(5,902)	$245	$(6,155)

(a)	Amounts do not include foreign currency translation loss of $3 million attributable to noncontrolling interests for the first quarter of 2013.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Financial Instruments

A. Selected Financial Assets and Liabilities

The following table provides additional information about certain of our financial assets and liabilities:

(MILLIONS OF DOLLARS)	March 31, 2013	December 31, 2012
Selected financial assets measured at fair value on a recurring basis(a)
Trading securities(b)	$119	$142
Available-for-sale debt securities(c)	43,811	32,584
Available-for-sale money market funds(d)	1,117	1,727
Available-for-sale equity securities, excluding money market funds(c)	312	263
Derivative financial instruments in receivable positions:(e)
Interest rate swaps	791	1,036
Foreign currency swaps	288	194
Foreign currency forward-exchange contracts	249	152
	46,687	36,098
Other selected financial assets
Held-to-maturity debt securities, carried at amortized cost(c), (f)	1,470	1,513
Private equity securities, carried at equity method or at cost(f), (g)	2,434	1,239
	3,904	2,752
Total selected financial assets	$50,591	$38,850
Financial liabilities measured at fair value on a recurring basis(a)
Derivative financial instruments in a liability position:(h)
Foreign currency swaps	$823	$428
Foreign currency forward-exchange contracts	99	243
Interest rate swaps	26	33
	948	704
Other financial liabilities(i)
Short-term borrowings, carried at historical proceeds, as adjusted(f)	8,896	6,424
Long-term debt, carried at historical proceeds, as adjusted(j), (k)	31,481	31,036
	40,377	37,460
Total selected financial liabilities	$41,325	$38,164

(a)
We use a market approach in valuing financial instruments on a recurring basis. For additional information, see Note 1C. Basis of Presentation and Significant Accounting Policies: Fair Value. All of our financial assets and liabilities measured at fair value on a recurring basis use Level 2 inputs in the calculation of fair value, except less than 1% that use Level 1 or Level 3 inputs.

(b)	Trading securities are held in trust for legacy business acquisition severance benefits.

(c)	Gross unrealized gains and losses are not significant.

(d)
Includes $422 million as of March 31, 2013 and $408 million as of December 31, 2012 of money market funds held in trust in connection with the asbestos litigation involving Quigley Company, Inc., a wholly owned subsidiary.

(e)
Designated as hedging instruments, except for certain contracts used as offsets; namely, foreign currency forward-exchange contracts with fair values of $155 million as of March 31, 2013; and foreign currency forward-exchange contracts with fair values of $102 million as of December 31, 2012.

(f)
The differences between the estimated fair values and carrying values of held-to-maturity debt securities, private equity securities at cost and short-term borrowings not measured at fair value on a recurring basis were not significant as of March 31, 2013 or December 31, 2012. The fair value measurements of our held-to-maturity debt securities and our short-term borrowings are based on Level 2 inputs, using a market approach. The fair value measurements of our private equity securities at cost are based on Level 3 inputs, using a market approach.

(g)
Our private equity securities represent investments in the life sciences sector. The increase in 2013 primarily reflects an increased investment in our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(h)
Designated as hedging instruments, except for certain foreign currency contracts used as offsets; namely, foreign currency swaps with fair values of $202 million and foreign currency forward-exchange contracts with fair values of $56 million as of March 31, 2013; and foreign currency forward-exchange contracts with fair values of $141 million and foreign currency swaps with fair values of $129 million as of December 31, 2012.

(i)	Some carrying amounts may include adjustments for discount or premium amortization or for the effect of interest rate swaps designated as hedges.

(j)	Includes foreign currency debt with fair values of $735 million as of March 31, 2013 and $809 million as of December 31, 2012, which are used as hedging instruments.

(k)
The fair value of our long-term debt (not including the current portion of long-term debt) is $37.8 billion as of March 31, 2013 and $37.5 billion as of December 31, 2012. The fair value measurements for our long-term debt are based on Level 2 inputs, using a market approach.

The following table provides the classification of these selected financial assets and liabilities in the condensed consolidated balance sheets:

(MILLIONS OF DOLLARS)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$659	$1,000
Short-term investments	33,212	22,319
Long-term investments	15,392	14,149
Taxes and other current assets(a)	367	296
Taxes and other noncurrent assets(b)	961	1,086
	$50,591	$38,850
Liabilities
Short-term borrowings, including current portion of long-term debt	$8,896	$6,424
Other current liabilities(c)	247	330
Long-term debt	31,481	31,036
Other noncurrent liabilities(d)	701	374
	$41,325	$38,164

(a)
As of March 31, 2013, derivative instruments at fair value include foreign currency forward-exchange contracts ($249 million), interest rate swaps ($64 million), and foreign currency swaps ($54 million) and, as of December 31, 2012, include foreign currency forward-exchange contracts ($152 million) and foreign currency swaps ($144 million).

(b)
As of March 31, 2013, derivative instruments at fair value include interest rate swaps ($727 million) and foreign currency swaps ($234 million) and, as of December 31, 2012, include interest rate swaps ($1 billion) and foreign currency swaps ($50 million).

(c)
At March 31, 2013, derivative instruments at fair value include foreign currency swaps ($148 million) and foreign currency forward-exchange contracts ($99 million) and, as of December 31, 2012, include foreign currency forward-exchange contracts ($243 million) and foreign currency swaps ($87 million).

(d)
At March 31, 2013, derivative instruments at fair value include foreign currency swaps ($675 million) and interest rate swaps ($26 million) and, as of December 31, 2012, include foreign currency swaps ($341 million) and interest rate swaps ($33 million).

In addition, we have long-term receivables where the determination of fair value employs discounted future cash flows, using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The differences between the estimated fair values and carrying values of these receivables were not significant as of March 31, 2013 or December 31, 2012.

There were no significant impairments of financial assets recognized in any period presented.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Investments in Debt Securities

The following table provides the contractual maturities of the available-for-sale and held-to-maturity debt securities:

	Years
		Over 1	Over 5	March 31, 2013
(MILLIONS OF DOLLARS)	Within 1	to 5	to 10	Total
Available-for-sale debt securities
Western European, Canadian and other government debt(a)	$19,028	$2,076	$—	$21,104
Corporate debt(b)	2,165	4,205	1,612	7,982
U.S. government debt	4,023	99	37	4,159
Western European, Scandinavian and other government agency debt(a)	3,176	433	—	3,609
Federal Home Loan Mortgage Corporation and Federal National Mortgage Association asset-backed securities	—	2,489	178	2,667
Supranational debt(a)	1,979	688	—	2,667
Reverse repurchase agreements(c)	1,623	—	—	1,623
Held-to-maturity debt securities
Certificates of deposit and other	1,173	296	1	1,470
Total debt securities	$33,167	$10,286	$1,828	$45,281

(a)	All issued by above-investment-grade governments, government agencies or supranational entities, as applicable.

(b)	Largely issued by above-investment-grade institutions in the financial services sector.

(c)	Involving U.S. and U.K. government securities.

C. Short-Term Borrowings

Short-term borrowings include amounts for commercial paper of $2.7 billion as of March 31, 2013 and December 31, 2012. Additionally, on February 6, 2013, Zoetis entered into a commercial paper program with a capacity of up to $1.0 billion; no amounts are currently outstanding under that program.

D. Long-Term Debt

On January 28, 2013, our then wholly owned subsidiary, Zoetis, issued $3.65 billion aggregate principal amount of senior notes, net of an original issue debt discount of $10 million. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

In the first quarter of 2013, we also reclassified approximately $2.5 billion of long-term debt into Short-term borrowings, including current portion of long-term debt.

The following table provides the components of the Zoetis senior unsecured long-term debt issued in the first quarter of 2013, net of unamortized discounts:

		As of
		March 31,
(MILLIONS OF DOLLARS)	Maturity Date	2013
3.250%	February 2023	$1,349
4.700%	February 2043	1,142
1.875%	February 2018	749
1.150%	February 2016	400
Total long-term debt issued in the first quarter of 2013(a), (b)		$3,640

(a)	For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(b)
The indenture that governs the Zoetis senior notes contains covenants, including limitations on the ability of Zoetis and certain Zoetis subsidiaries to incur liens or engage in sale-leaseback transactions. The indenture also contains restrictions on Zoetis' ability to consolidate, merge or sell substantially all of its assets. In addition, the indenture contains other customary terms, including certain events of default, upon the occurrence of which, the Zoetis senior notes may be declared immediately due and payable. Zoetis is able to redeem the Zoetis senior notes, in whole or in part, at any time by paying a “make whole” premium, plus accrued and unpaid interest. Except under limited circumstances, Zoetis will not be permitted to redeem the 2023 notes pursuant to this optional redemption provision. Upon the occurrence of a change of control of Zoetis and a downgrade of the senior notes below an investment grade rating by each of Moody's Investors Service, Inc. and Standard & Poor's Ratings Services, Zoetis is, in certain circumstances, required to make an offer to purchase each of the Zoetis senior notes at a price equal to 101% of the aggregate principal amount of the Zoetis senior notes together with accrued and unpaid interest.

The following table provides the maturity schedule of our Long-term debt outstanding as of March 31, 2013:

(MILLIONS OF DOLLARS)	2014	2015	2016	2017	After 2017	Total
Maturities	$1,251	$3,057	$4,706	$1,850	$20,617	$31,481

E. Derivative Financial Instruments and Hedging Activities

Foreign Exchange Risk

As of March 31, 2013, the aggregate notional amount of foreign exchange derivative financial instruments hedging or offsetting foreign currency exposures is $42.4 billion. The derivative financial instruments primarily hedge or offset exposures in the euro, U.K. pound, Japanese yen and Canadian dollar. The maximum length of time over which we are hedging future foreign exchange cash flow relates to our $2.3 billion U.K. pound debt maturing in 2038.

Interest Rate Risk

As of March 31, 2013, the aggregate notional amount of interest rate derivative financial instruments is $11.7 billion. The derivative financial instruments primarily hedge U.S. dollar and euro fixed-rate debt.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information about the gains/(losses) recognized to hedge or offset operational foreign exchange or interest rate risk:

	Amount of Gains/(Losses) Recognized in OID(a), (b), (c)		Amount of Gains/(Losses) Recognized in OCI (Effective Portion)(a), (d)		Amount of Gains/(Losses) Reclassified from OCI into OID (Effective Portion)(a), (d)
(MILLIONS OF DOLLARS)	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012	Mar 31, 2013	Apr 1, 2012
Three Months Ended
Derivative Financial Instruments in Cash Flow Hedge Relationships:
Foreign currency swaps	$—	$—	$(417)	$428	$(381)	$300

Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency swaps	(3)	(1)	123	125	—	—

Derivative Financial Instruments Not Designated as Hedges:
Foreign currency forward-exchange contracts	149	(127)	—	—	—	—
Foreign currency swaps	(4)	(23)	—	—	—	—

Non-Derivative Financial Instruments in Net Investment Hedge Relationships:
Foreign currency long-term debt	—	—	63	50	—	—
All other net	—	(1)	—	9	—	—
	$142	$(152)	$(231)	$612	$(381)	$300

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

For information about the fair value of our derivative financial instruments, and the impact on our condensed consolidated balance sheets, see Note 7A. Financial Instruments: Selected Financial Assets and Liabilities above. Certain of our derivative instruments are covered by associated credit-support agreements that have credit-risk-related contingent features designed to reduce our counterparties’ exposure to our risk of defaulting on amounts owed. As of March 31, 2013, the aggregate fair value of these derivative instruments that are in a net liability position is $178 million, for which we have posted collateral of $105 million in the normal course of business. These features include the requirement to pay additional collateral in the event of a downgrade in our debt ratings. If there had been a downgrade to below an A rating by S&P or the equivalent rating by Moody’s Investors Service, on March 31, 2013, we would have been required to post an additional $73 million of collateral to our counterparties. The collateral advanced receivables are reported in Cash and cash equivalents.

F. Credit Risk

On an ongoing basis, we review the creditworthiness of counterparties to our foreign exchange and interest rate agreements and do not expect to incur a significant loss from failure of any counterparties to perform under the agreements. There are no significant concentrations of credit risk related to our financial instruments with any individual counterparty. As of March 31, 2013, we had $2.9 billion due from a well-diversified, highly rated group (S&P ratings of mostly A+ or better) of bank counterparties around the world. For details about our investments, see Note 7B. Financial Instruments: Investments in Debt Securities.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In general, there is no requirement for collateral from customers. However, derivative financial instruments are executed under master netting agreements with financial institutions. These agreements contain provisions that provide for the ability for collateral payments, depending on levels of exposure, our credit rating and the credit rating of the counterparty. As of March 31, 2013, we received cash collateral of $729 million against various counterparties. The collateral primarily supports the approximate fair value of our derivative contracts. With respect to the collateral received, which is included in Cash and cash equivalents, the obligations are reported in Short-term borrowings, including current portion of long-term debt.

Note 8. Inventories

The following table provides the components of Inventories:

(MILLIONS OF DOLLARS)	March 31, 2013	December 31, 2012
Finished goods	$2,663	$2,529
Work-in-process	3,456	3,794
Raw materials and supplies	916	740
Inventories	$7,035	$7,063
Noncurrent inventories not included above(a)	$734	$761

(a)	Included in Taxes and other noncurrent assets. There are no recoverability issues associated with these amounts.

Note 9. Goodwill and Other Intangible Assets

A. Goodwill

The following table provides the components of and changes in the carrying amount of Goodwill:

(MILLIONS OF DOLLARS)	Primary Care	Specialty Care and Oncology	Established Products and Emerging Markets	Other Operating Segments(a)	Total
Balance, December 31, 2012	$6,152	$16,885	$18,603	$3,032	$44,672
Derecognition(b)	—	—	(272)	—	(272)
Other(c)	(97)	(266)	(288)	3	(648)
Balance, March 31, 2013	$6,055	$16,619	$18,043	$3,035	$43,752

(a)	Reflects amounts associated with Animal Health (Zoetis) and Consumer Healthcare.

(b)
Reflects the goodwill derecognized as part of the transfer of certain product rights, which constituted a business, to our equity-method investment in China. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

(c)	Primarily reflects the impact of foreign exchange.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Other Intangible Assets

Balance Sheet Information

The following table provides the components of Identifiable intangible assets:

	March 31, 2013			December 31, 2012
(MILLIONS OF DOLLARS)	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, less Accumulated Amortization
Finite-lived intangible assets
Developed technology rights	$73,310	$(38,857)	$34,453	$73,112	$(37,069)	$36,043
Brands	1,880	(809)	1,071	1,873	(781)	1,092
License agreements and other	1,078	(817)	261	1,085	(793)	292
	76,268	(40,483)	35,785	76,070	(38,643)	37,427
Indefinite-lived intangible assets
Brands	7,571	—	7,571	7,828	—	7,828
In-process research and development	681	—	681	688	—	688
Trademarks/tradenames	72	—	72	70	—	70
	8,324	—	8,324	8,586	—	8,586
Identifiable intangible assets(a)	$84,592	$(40,483)	$44,109	$84,656	$(38,643)	$46,013

(a)
The decrease is primarily related to amortization, an asset impairment charge and the transfer of certain product rights to our equity-method investment in China. For additional information about the asset impairment charge, see Note 4. Other Deductions—Net. For additional information about the transfer of certain product rights, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

As of March 31, 2013, our identifiable intangible assets are associated with the following, as a percentage of total identifiable intangible assets, less accumulated amortization:

•	Developed Technology Rights: Specialty Care (66%); Established Products (19%); Primary Care (13%); Animal Health (Zoetis) (1%); and Oncology (1%);

•	Brands, finite-lived: Consumer Healthcare (64%); Established Products (24%); and Animal Health (Zoetis) (12%);

•	Brands, indefinite-lived: Consumer Healthcare (68%); and Established Products (31%); and Animal Health (Zoetis) (1%); and

•	IPR&D: Worldwide Research and Development (55%); Established Products (20%); Primary Care (12%); Specialty Care (11%); and Animal Health (Zoetis) (2%).

There are no percentages for our Emerging Markets business unit as it is a geographic-area unit, not a product-based unit. The carrying value of the assets associated with our Emerging Markets business unit is included within the assets associated with the other four biopharmaceutical business units.

Amortization

Amortization expense related to finite-lived acquired intangible assets that contribute to our ability to sell, manufacture, research, market and distribute products, compounds and intellectual property is included in Amortization of intangible assets as these intangible assets benefit multiple business functions. Amortization expense related to intangible assets that are associated with a single function is included in Cost of sales, Selling, informational and administrative expenses or Research and development expenses, as appropriate. Total amortization expense for finite-lived intangible assets was $1.3 billion for the first quarter of 2013 and $1.5 billion for the first quarter of 2012.

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

Note 10. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost:

	Pension Plans
	U.S. Qualified(a)		U.S. Supplemental (Non-Qualified)(b)		International(c)		Postretirement Plans
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Three Months Ended
Net periodic benefit cost:
Service cost	$77	$96	$7	$10	$56	$53	$16	$18
Interest cost	168	183	14	17	97	101	42	46
Expected return on plan assets	(253)	(245)	—	—	(104)	(105)	(14)	(9)
Amortization of:
Actuarial losses	90	80	13	11	37	18	11	8
Prior service credits	(2)	(3)	(1)	(1)	(2)	(2)	(11)	(12)
Curtailments and settlements––net	29	44	22	13	3	(10)	(7)	(11)
Special termination benefits	—	5	—	10	—	2	—	2
	$109	$160	$55	$60	$87	$57	$37	$42

(a)
The decrease in net periodic benefit costs for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, for our U.S. qualified plans was primarily driven by lower service cost resulting from the decision in 2012 to freeze the defined benefit plans in the U.S. and Puerto Rico, lower settlement activity and greater expected return on plan assets resulting from a higher plan asset base. Also, the decrease in the discount rate resulted in lower interest costs, as well as an increase in the amounts amortized for actuarial losses.

(b)
The decrease in net periodic benefit costs for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, for our U.S. supplemental (non-qualified) pension plans was primarily driven by special termination benefits in 2012 and lower service cost resulting from the decision in 2012 to freeze the defined benefit plans in the U.S. and Puerto Rico, partially offset by higher settlement activity.

(c)
The increase in net periodic benefit costs for the three months ended March 31, 2013, compared to the three months ended April 1, 2012, for our international pension plans was primarily driven by an increase in the amounts amortized for actuarial losses resulting from decreases in discount rates and the curtailment gain in our German plans in 2012.

For the three months ended March 31, 2013, we contributed from our general assets: $92 million to our U.S. supplemental (non-qualified) pension plans, $67 million to our international pension plans and $58 million to our postretirement plans. We did not make a contribution to our U.S. qualified pension plans during the first quarter of 2013.

During 2013, we expect to contribute from our general assets a total of $161 million to our U.S. supplemental (non-qualified) pension plans, $345 million to our international pension plans and $254 million to our postretirement plans. We do not expect to make contributions to our U.S. qualified pension plans during 2013. Contributions expected to be made for 2013 are inclusive of amounts contributed during the three months ended March 31, 2013. The international pension plan, postretirement plan and U.S. supplemental (non-qualified) pension plan contributions from our general assets include direct employer benefit payments.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Earnings Per Common Share Attributable to Common Shareholders

The following table provides the detailed calculation of Earnings per common share:

	Three Months Ended
(IN MILLIONS)	March 31, 2013	April 1, 2012
EPS Numerator––Basic
Income from continuing operations	$2,761	$1,724
Less: Net income attributable to noncontrolling interests(a)	23	9
Income from continuing operations attributable to Pfizer Inc.	2,738	1,715
Less: Preferred stock dividends––net of tax	—	—
Income from continuing operations attributable to Pfizer Inc common shareholders	2,738	1,715
Discontinued operations––net of tax	4	79
Net income attributable to Pfizer Inc. common shareholders	$2,742	$1,794
EPS Numerator––Diluted
Income from continuing operations attributable to Pfizer Inc. common shareholders and assumed conversions	$2,738	$1,715
Discontinued operations––net of tax	4	79
Net income attributable to Pfizer Inc. common shareholders and assumed conversions	$2,742	$1,794
EPS Denominator
Weighted-average number of common shares outstanding––Basic	7,187	7,537
Common-share equivalents: stock options, stock issuable under employee compensation plans and convertible preferred stock	82	61
Weighted-average number of common shares outstanding––Diluted	7,269	7,598
Stock options that had exercise prices greater than the average market price of our common stock issuable under employee compensation plans(b)	97	223

(a)
Our 80.2%-owned Animal Health subsidiary, Zoetis, has issued securities, under its share-based compensations programs, that enable the holders to obtain Zoetis common stock under certain circumstances and, as such, those shares are included in computing Zoetis' earnings per share information on a standalone basis. The per-share earnings of Zoetis are included in our consolidated earnings per share calculations based on our proportionate share in Zoetis' common stock and common stock equivalents.

(b)
These common stock equivalents were outstanding for the three months ended March 31, 2013 and April 1, 2012, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

Note 12. Commitments and Contingencies

We and certain of our subsidiaries are subject to numerous contingencies arising in the ordinary course of business. For a discussion of our tax contingencies, see Notes to Condensed Consolidated Financial Statements––Note 5B. Tax Matters: Tax Contingencies.

A. Legal Proceedings

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Commercial and other matters, which can include merger-related and product-pricing claims and environmental claims and proceedings, can involve complexities that will vary from matter to matter.

•	Government investigations, which often are related to the extensive regulation of pharmaceutical companies by national, state and local government agencies in the U.S. and in other countries.

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

A1. Legal Proceedings––Patent Litigation

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

Viagra (sildenafil)
In March 2010, we brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc. (Teva USA) and Teva Pharmaceutical Industries Ltd. (Teva Pharmaceutical Industries), which had filed an abbreviated new drug application with the U.S. Food and Drug Administration (FDA) seeking approval to market a generic version of Viagra. Teva Pharmaceutical Industries subsequently was dismissed from this action. Teva USA asserts the invalidity and non-infringement of the Viagra use patent, which (including the six-month pediatric exclusivity period resulting from the Company’s conduct of clinical studies to evaluate Revatio in the treatment of pediatric patients with pulmonary arterial hypertension; Viagra and Revatio have the same active ingredient, sildenafil) expires in 2020. In August 2011, the court ruled that our Viagra use patent is valid and infringed, thereby preventing Teva USA from receiving FDA approval for a generic

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

version of Viagra and from marketing its generic product in the U.S. before 2020. In September 2011, Teva USA appealed the decision to the U.S. Court of Appeals for the Federal Circuit.

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

In November 2010, Novel Laboratories, Inc. (Novel) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lyrica oral solution and asserting the invalidity and/or non-infringement of our three patents for Lyrica referred to above in the first paragraph of this section. In January 2011, we filed an action against Novel in the U.S. District Court for the District of Delaware asserting the validity and infringement of all three patents.

In October 2011, Alembic Pharmaceuticals Limited (Alembic) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lyrica capsules and asserting the invalidity of the basic patent. In addition, in December 2012, Wockhardt Limited (Wockhardt) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Lyrica oral solution and asserting the invalidity and non-infringement of the basic patent. In December 2011 and January 2013, we filed actions against Alembic and Wockhardt, respectively, in the U.S. District Court for the District of Delaware asserting the validity and infringement of the basic patent.

Each of Novel, Alembic and Wockhardt has agreed to a stay of the respective actions described above and to be bound by the decision of the U.S. Court of Appeals for the Federal District in the appeal of the judgment of the District of Delaware in the consolidated action discussed above in the first paragraph of this section.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

EpiPen
King Pharmaceuticals, Inc. (King) brought a patent-infringement action against Sandoz, Inc., a division of Novartis AG (Sandoz), in the U.S. District Court for the District of New Jersey in July 2010 as the result of its abbreviated new drug application with the FDA seeking approval to market an epinephrine injectable product. Sandoz is challenging patents, which expire in 2025, covering the next-generation autoinjector for use with epinephrine that is sold under the EpiPen brand name.

Embeda (morphine sulfate/naltrexone hydrochloride extended-release capsules)
In August 2011, Watson Laboratories Inc. - Florida (Watson Florida) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Embeda extended-release capsules. Watson Florida asserts the invalidity and non-infringement of three formulation patents that expire in 2027. In October 2011, we filed an action against Watson Florida in the U.S. District Court for the District of Delaware asserting the infringement of, and defending against the allegations of the invalidity of, the three formulation patents.

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

Pristiq (desvenlafaxine)
Beginning in May 2012, several generic manufacturers notified us that they had filed abbreviated new drug applications with the FDA seeking approval to market generic versions of Pristiq. Each of the generic manufacturers asserts the invalidity, unenforceability and/or non-infringement of two patents for Pristiq that expire in 2022 and in 2027. Beginning in June 2012, we filed actions against these generic manufacturers in the U.S. District Court for the District of Delaware and, in certain instances, also in other jurisdictions asserting the validity, enforceability and infringement of those patents. The actions in the District of Delaware have been consolidated, and the consolidated action remains pending; the actions in other jurisdictions have been dismissed.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Zyvox (linezolid)
In February 2013, Apotex Inc. and Apotex Corp. notified us that they had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Zyvox. They assert invalidity of the basic Zyvox patent, which (including the six-month pediatric exclusivity period) expires in 2015. In March 2013, we filed an action against Apotex Inc. and Apotex Corp. in the U.S. District Court for the Northern District of Illinois for infringement of the basic patent.

Detrol LA (tolterodine)
In February 2013, Lupin Ltd. and Lupin Pharmaceuticals, Inc. notified us that they had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. They assert the invalidity and non-infringement of three Detrol LA formulation patents, which (including the six-month pediatric exclusivity period) expire in 2020. In March 2013, we filed an action against Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the U.S. District Court for the District of New Jersey for infringement of two of the formulation patents.
In March 2013, Inventia Healthcare Private Limited (Inventia) notified us that it had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Detrol LA. Inventia asserts the invalidity and non-infringement of the three Detrol LA formulation patents referred to above. In April 2013, we filed an action against Inventia in the U.S. District Court for the Northern District of Illinois for infringement of two of the formulation patents.

Celebrex (celecoxib)
In March 2013, the U.S. Patent and Trademark Office granted us a reissue patent covering methods of treating osteoarthritis and other approved conditions with celecoxib, the active ingredient in Celebrex. The reissue patent, including the six-month pediatric exclusivity period, expires in December 2015. On the date that the reissue patent was granted, we filed suit in the U.S. District Court for the Eastern District of Virginia, asserting the infringement of the reissue patent, against Teva USA, Mylan Pharmaceuticals Inc., Watson, Lupin Pharmaceuticals USA, Inc., Apotex Corp. and Apotex Inc. Each of those generic companies had previously filed an abbreviated new drug application with the FDA seeking approval to market a generic version of celecoxib beginning in May 2014, upon the expiration of the basic patent (including the six-month pediatric exclusivity period) for celecoxib.

A2. Legal Proceedings––Product Litigation

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

•
the payment to the Ad Hoc Committee, for the benefit of the Ad Hoc Committee claimants, of a second installment of $300 million upon Pfizer’s receipt of releases of asbestos-related claims against Pfizer Inc. from Ad Hoc Committee claimants holding an additional $300 million in the aggregate of claims (Pfizer began paying this second installment in April 2013);

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

Following the execution of the settlement agreement with the Ad Hoc Committee, Quigley filed a revised plan of reorganization and accompanying disclosure statement with the Bankruptcy Court in April 2011, which it amended in June 2012. In August 2012, the Bankruptcy Court authorized Quigley to solicit the revised plan of reorganization for acceptance by claimants. The balloting agent's preliminary tabulation report filed with the court reflects that the requisite number of asbestos-related claimants cast votes in favor of the revised plan. A class of claimants holding non-asbestos-related, unsecured claims voted against the revised plan. However, we believe that, under applicable bankruptcy law, the revised plan may be confirmed notwithstanding the vote of the non-asbestos-related claimants.

Under the revised plan, and consistent with the additional charges recorded in 2010 referred to above, we expect to contribute an additional amount of cash and non-cash assets (including insurance proceeds) with a value in excess of $550 million to the Trust, if and when the Bankruptcy Court confirms the plan. The Bankruptcy Court must find that the revised plan meets the standards of the U.S. Bankruptcy Code before it confirms the plan. We expect that, if approved by claimants, confirmed by the Bankruptcy Court and the District Court and upheld on any subsequent appeal, the revised reorganization plan will result in the District Court entering a permanent injunction directing pending claims, as well as future claims, alleging asbestos-related personal injury from exposure to Quigley products to the Trust, subject to the recent decision of the Second Circuit discussed below. There is no assurance that the plan will be approved by claimants or confirmed by the courts.

In April 2012, the U.S. Court of Appeals for the Second Circuit affirmed a ruling by the U.S. District Court for the Southern District of New York that the Bankruptcy Court’s preliminary injunction in the Quigley bankruptcy proceeding does not prohibit actions directly against Pfizer Inc. for alleged asbestos-related personal injury from exposure to Quigley products based on the “apparent manufacturer” theory of liability under Pennsylvania law. The Second Circuit’s decision is procedural and does not address the merits of the plaintiffs’ claims under Pennsylvania law. After the Second Circuit denied our petition for a rehearing, in September 2012, we filed a petition for certiorari with the U.S. Supreme Court seeking a reversal of the Second Circuit’s decision. In July 2012, the Second Circuit had granted a stay of its decision while the U.S. Supreme Court considers our petition for certiorari.

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

Between 1967 and 1982, Warner-Lambert owned American Optical Corporation, which manufactured and sold respiratory protective devices and asbestos safety clothing. In connection with the sale of American Optical in 1982, Warner-Lambert agreed to indemnify the purchaser for certain liabilities, including certain asbestos-related and other claims. As of March 31, 2013, approximately 66,400 claims naming American Optical and numerous other defendants were pending in various federal and state courts seeking damages for alleged personal injury from exposure to asbestos and other allegedly hazardous materials. Warner-Lambert is actively engaged in the defense of, and will continue to explore various means to resolve, these claims.

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

In the consolidated federal securities action in the Multi-District Litigation that is referred to in the clause (i) in the first paragraph of this section, the court in March 2012 certified a class consisting of all persons who purchased or acquired Pfizer stock between October 31, 2000 and October 19, 2005. In November 2012, several institutional investors that had opted out of the certified class filed three, separate, multi-plaintiff actions in the Southern District of New York against the same defendants named in the consolidated class action, asserting allegations substantially similar to those asserted in the consolidated class action.

In March 2013, the court dismissed the consolidated ERISA action in the Multi-District Litigation that is referred to in clause (ii) in the first paragraph of this section.

Various Drugs: Off-Label Promotion Actions
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

Various Drugs: Foreign Corrupt Practices Act Compliance
In late February 2013, a shareholder derivative action was filed in the Supreme Court of the State of New York, County of New York, against certain current and former officers and directors of Pfizer. Pfizer is named as a nominal defendant and was served with the complaint in March 2013. The complaint alleges that the individual defendants breached their fiduciary duties to the Company as the result of, among other things, inadequate oversight of compliance by Pfizer subsidiaries in various countries outside the U.S. with the U.S. Foreign Corrupt Practices Act. The plaintiff seeks damages in unspecified amounts and other unspecified relief on behalf of Pfizer.

Hormone-Replacement Therapy

•	Personal Injury and Economic Loss Actions

Pfizer and certain wholly owned subsidiaries and limited liability companies, including Wyeth and King, along with several other pharmaceutical manufacturers, have been named as defendants in approximately 10,000 actions in various federal and state courts alleging personal injury or economic loss related to the use or purchase of certain estrogen and progestin medications prescribed for women to treat the symptoms of menopause. Although new actions are occasionally filed, the number of new actions was not significant in the first quarter of 2013, and we do not expect a substantial change in the rate of new actions being filed. Plaintiffs in these suits allege a variety of personal injuries, including breast cancer, ovarian cancer, stroke and heart disease. Certain co-defendants in some of these actions have asserted indemnification rights against Pfizer and its affiliated companies. The cases against Pfizer and its affiliated companies involve one or more of the following products, all of which remain approved by the FDA: femhrt (which Pfizer divested in 2003); Activella and Vagifem (which are Novo Nordisk products that were marketed by a Pfizer affiliate from 2000 to 2004); Premarin, Prempro, Aygestin, Cycrin and Premphase (which are legacy Wyeth products); and Provera, Ogen, Depo-Estradiol, Estring and generic MPA (which are legacy Pharmacia & Upjohn products). The federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Prempro Products Liability Litigation MDL-1507) in the U.S. District Court for the Eastern District of Arkansas. Certain of the federal cases have been remanded to their respective District Courts for further proceedings including, if necessary, trial.

This litigation consists of individual actions, a few purported statewide class actions and a purported province-wide class action in Quebec, Canada, a statewide class action in California and a nationwide class action in Canada. In March 2011, in an action against Wyeth seeking the refund of the purchase price paid for Wyeth’s hormone-replacement therapy products by individuals in the State of California during the period from January 1995 to January 2003, the U.S. District Court for the Southern District of California certified a class consisting of all individual purchasers of such products in California who actually heard or read Wyeth’s alleged misrepresentations regarding such products. This is the only hormone-replacement therapy action to date against Pfizer and its affiliated companies in the U.S. in which a class has been certified. In addition, in August 2011, in an action against Wyeth seeking damages for personal injury, the Supreme Court of British Columbia certified a class consisting of all women who were prescribed Premplus and/or Premarin in combination with progestin in Canada between January 1, 1997 and December 1, 2003 and who thereafter were diagnosed with breast cancer.

Pfizer and its affiliated companies have prevailed in many of the hormone-replacement therapy actions that have been resolved to date, whether by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment notwithstanding the verdict; a number of these cases have been appealed by the plaintiffs. Certain other hormone-replacement therapy actions have resulted in verdicts for the plaintiffs and have included the award of compensatory and, in some instances, punitive damages; each of these cases has been appealed by Pfizer and/or its affiliated companies. The decisions in a few of the cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been upheld by the appellate courts, while several other cases that had been appealed by Pfizer and/or its affiliated companies or by the plaintiffs have been remanded by the appellate courts to their respective trial courts for further proceedings. Trials of additional hormone-replacement therapy actions are underway or scheduled in 2013.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of March 31, 2013, Pfizer and its affiliated companies had settled, or entered into definitive agreements or agreements-in-principle to settle, approximately 95% of the hormone-replacement therapy actions pending against us and our affiliated companies. Since the inception of this litigation, we recorded aggregate charges in previous years with respect to those actions, as well as with respect to the actions that have resulted in verdicts against us or our affiliated companies, of approximately $1.6 billion. In addition, in previous years, we recorded aggregate charges of approximately $100 million that provide for the expected costs to resolve all remaining hormone-replacement therapy actions against Pfizer and its affiliated companies, excluding the class actions and purported class actions referred to above. The approximately $100 million charges are an estimate and, while we cannot reasonably estimate the range of reasonably possible loss in excess of the amounts accrued for these contingencies given the uncertainties inherent in this product liability litigation, as described above, additional charges may be required in the future.

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

In the Multi-District Litigation, the District Court (i) denied the plaintiffs’ motion for certification of a nationwide class of all individual consumers and third-party payers who allegedly purchased or reimbursed patients for the purchase of Neurontin for off-label uses from 1994 through 2004, and (ii) dismissed an individual action by a third-party payer, Aetna, as well as actions by certain proposed class representatives for third-party payers and for individual consumers. In April 2013, the U.S. Court of Appeals for the First Circuit reversed the decisions of the District Court dismissing the individual action by Aetna as well as the action by the third-party payer proposed class representatives. The First Circuit remanded those actions to the District Court for further consideration, including reconsideration of class certification in the third-party payer action. In addition, a number of individual actions by other third-party payers remain pending in the Multi-District Litigation and in other courts.

In January 2011, the U.S. District Court for the District of Massachusetts entered an order trebling a jury verdict against us in an individual action by a third-party payer, the Kaiser Foundation Health Plan Inc., seeking damages for the alleged off-label promotion of Neurontin in violation of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The verdict was for approximately $47.4 million, which was subject to automatic trebling to $142.1 million under the RICO Act. In November 2010, the court had entered a separate verdict against us in the amount of $65.4 million, together with prejudgment interest, under California’s Unfair Trade Practices law relating to the same alleged conduct, which amount is included within and is not additional to the $142.1 million trebled amount of the jury verdict. In April 2013, the U.S. Court of Appeals for the First Circuit affirmed the District Court's decision.

Plaintiffs are seeking certification of statewide classes of Neurontin purchasers in actions pending in California and Illinois that allege off-label promotion of Neurontin. State courts in New York, Pennsylvania, Missouri and New Mexico have declined to certify statewide classes of Neurontin purchasers.

•	Personal Injury Actions in the U.S. and Certain Other Countries

A number of individual lawsuits have been filed against us in various U.S. federal and state courts and in certain other countries alleging suicide, attempted suicide and other personal injuries as a result of the purported ingestion of Neurontin. Certain of the U.S. federal actions have been transferred for consolidated pre-trial proceedings to the same Multi-District Litigation referred to in the first paragraph of the “Neurontin––Off-Label Promotion Actions in the U.S.” section above.

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

In 2004, a former employee filed a “whistleblower” action against us in the U.S. District Court for the Eastern District of New York. The complaint remained under seal until September 2007, at which time the U.S. Attorney for the Eastern District of New York declined to intervene in the case. We were served with the complaint in December 2007. Plaintiff alleges off-label promotion of Lipitor in violation of the Federal Civil False Claims Act and the false claims acts of certain states, and he seeks treble damages and civil penalties on behalf of the federal government and the specified states as the result of their purchase, or reimbursement of patients for the purchase, of Lipitor allegedly for such off-label uses. Plaintiff also seeks compensation as a whistleblower under those federal and state statutes. In addition, plaintiff alleges that he was wrongfully terminated, in violation of the anti-retaliation provisions of applicable federal and New York law, and he seeks damages and the reinstatement of his employment. In 2009, the court dismissed without prejudice the off-label promotion claims and, in 2010, plaintiff filed an amended complaint containing off-label promotion allegations that are substantially similar to the allegations in the original complaint. In November 2012, the District Court dismissed the amended complaint. In December 2012, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Second Circuit.

•	Antitrust Actions

Beginning in November 2011, purported class actions relating to Lipitor were filed in various federal courts against Pfizer, certain affiliates of Pfizer, and, in most of the actions, Ranbaxy, among others. The plaintiffs in these various actions seek to represent nationwide, multi-state or statewide classes consisting of persons or entities who directly purchased, indirectly purchased or reimbursed patients for the purchase of Lipitor (or, in certain of the actions, generic Lipitor) from any of the defendants from March 2010 until the cessation of the defendants’ allegedly unlawful conduct (the Class Period). The plaintiffs allege delay in the launch of generic Lipitor, in violation of federal antitrust laws and/or state antitrust, consumer protection and various other laws, resulting from (i) the 2008 agreement pursuant to which Pfizer and Ranbaxy settled certain patent litigation involving Lipitor, and Pfizer granted Ranbaxy a license to sell a generic version of Lipitor in various markets beginning on varying dates, and (ii) in certain of the actions, the procurement and/or enforcement of certain patents for Lipitor. Each of the actions seeks, among other things, treble damages on behalf of the putative class for alleged price overcharges for Lipitor (or, in certain of the actions, generic Lipitor) during the Class Period. In addition, individual actions have been filed against Pfizer, Ranbaxy and certain of their affiliates, among others, that assert claims and seek relief for the plaintiffs that are substantially similar to the claims asserted and the relief sought in the purported class actions described above. These various actions have been consolidated for pre-trial proceedings in a Multi-District Litigation (In re Lipitor Antitrust Litigation MDL-2332) in the U.S. District Court for the District of New Jersey.

Chantix/Champix

•	Actions in the U.S.

A number of individual lawsuits were filed against us in various federal and state courts alleging suicide, attempted suicide and other personal injuries as a result of the purported ingestion of Chantix, as well as economic loss. Plaintiffs in these actions sought compensatory and punitive damages and the disgorgement of profits resulting from the sale of Chantix. In October 2009, the federal cases were transferred for consolidated pre-trial proceedings to a Multi-District Litigation (In re Chantix (Varenicline) Products Liability Litigation MDL-2092) in the U.S. District Court for the Northern District of Alabama.

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In late-November 2012, we began advanced settlement discussions with various law firms that represent the plaintiffs in the majority of these actions as well as persons who have asserted claims but not filed legal actions. As of April 2013, we had settled, or entered into definitive agreements or agreements-in-principle to settle, virtually all of the known Chantix claims in the U.S., including actions pending in the MDL and in state courts. In connection with these settlements and settlement agreements and agreements-in-principle, we recorded aggregate charges of approximately $288 million in 2012 and charges of approximately $11 million in the first quarter of 2013.

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

Bapineuzumab
In June 2010, a purported class action was filed in the U.S. District Court for the District of New Jersey against Pfizer, as successor to Wyeth, and several former officers of Wyeth. The complaint alleges that Wyeth and the individual defendants violated federal securities laws by making or causing Wyeth to make false and misleading statements, and by failing to disclose or causing Wyeth to fail to disclose material information, concerning the results of a clinical trial involving bapineuzumab, a product in development for the treatment of Alzheimer’s disease. The plaintiff seeks to represent a class consisting of all persons who purchased Wyeth securities from May 21, 2007 through July 2008 and seeks damages in an unspecified amount on behalf of the putative class. In February 2012, the court granted the defendants’ motion to dismiss the complaint. In December 2012, the court granted the plaintiff's motion to file an amended complaint. In April 2013, the court granted the defendants' motion to dismiss the amended complaint. In May 2013, the plaintiff appealed the District Court's decision to the U.S. Court of Appeals for the Third Circuit.

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

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Rebif
We have an exclusive collaboration agreement with EMD Serono, Inc. (Serono) to co-promote Rebif, a treatment for multiple sclerosis, in the U.S. In August 2011, Serono filed a complaint in the Philadelphia Court of Common Pleas seeking a declaratory judgment that we are not entitled to a 24-month extension of the Rebif co-promotion agreement, which otherwise would terminate at the end of 2013. We disagree with Serono's interpretation of the agreement and believe that we have the right to extend the agreement to the end of 2015. In October 2011, the court sustained our preliminary objections and dismissed Serono’s complaint. In March 2013, the Superior Court of Pennsylvania affirmed the decision of the Philadelphia Court of Common Pleas dismissing Serono's complaint, thereby upholding our right to extend the Rebif co-promotion agreement to the end of 2015. In April 2013, Serono filed a petition with the Superior Court of Pennsylvania seeking reconsideration of the decision.

Various Drugs: Co-Pay Programs
In March 2012, a purported class action was filed against Pfizer in the U.S. District Court for the Southern District of New York. The plaintiffs seek to represent a class consisting of all entities in the U.S. and its territories that have reimbursed patients for the purchase of certain Pfizer drugs for which co-pay programs exist or have existed. The plaintiffs allege that these programs violate the federal RICO Act and federal antitrust law by, among other things, providing an incentive for patients to use certain Pfizer drugs rather than less-expensive competitor products, thereby increasing the payers’ reimbursement costs. The plaintiffs seek treble damages on behalf of the putative class for their excess reimbursement costs allegedly attributable to the co-pay programs as well as an injunction prohibiting us from offering such programs. In July 2012, a substantially similar purported class action was filed against Pfizer in the U.S. District Court for the Southern District of Illinois, which action was stayed in October 2012 pending the outcome of the action in the Southern District of New York. Similar purported class actions have been filed against several other pharmaceutical companies.

A3. Legal Proceedings––Commercial and Other Matters

Average Wholesale Price Litigation
Pfizer, certain of its subsidiaries and other pharmaceutical manufacturers are defendants in actions in various state courts by a number of states alleging that the defendants provided average wholesale price (AWP) information for certain of their products that was higher than the actual average prices at which those products were sold. The AWP is used to determine reimbursement levels under Medicare Part B and Medicaid and in many private-sector insurance policies and medical plans. The plaintiffs claim that the alleged spread between the AWPs at which purchasers were reimbursed and the actual sale prices was promoted by the defendants as an incentive to purchase certain of their products. In addition to suing on their own behalf, some of the plaintiff states seek to recover on behalf of individuals, private-sector insurance companies and medical plans in their states. These various actions allege, among other things, fraud, unfair competition, unfair trade practices and the violation of consumer protection statutes, and seek monetary and other relief, including civil penalties and treble damages.

Monsanto-Related Matters
In 1997, Monsanto Company (Former Monsanto) contributed certain chemical manufacturing operations and facilities to a newly formed corporation, Solutia Inc. (Solutia), and spun off the shares of Solutia. In 2000, Former Monsanto merged with Pharmacia & Upjohn Company to form Pharmacia Corporation (Pharmacia). Pharmacia then transferred its agricultural

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Trade Secrets Action in California
In 2004, Ischemia Research and Education Foundation (IREF) and its chief executive officer brought an action in California Superior Court, Santa Clara County, against a former IREF employee and Pfizer. Plaintiffs allege that defendants conspired to misappropriate certain information from IREF’s allegedly proprietary database in order to assist Pfizer in designing and executing a clinical study of a Pfizer drug. In 2008, the jury returned a verdict for compensatory damages of approximately $38.7 million. In March 2009, the court awarded prejudgment interest, but declined to award punitive damages. In July 2009, the court granted our motion for a new trial and vacated the jury verdict. In February 2013, the trial court's decision was affirmed by the California Court of Appeal, Sixth Appellate District.

Environmental Matters
In 2009, we submitted to the U.S. Environmental Protection Agency (EPA) a corrective measures study report with regard to Pharmacia Corporation's discontinued industrial chemical facility in North Haven, Connecticut and a revised site-wide feasibility study with regard to Wyeth Holdings Corporation's discontinued industrial chemical facility in Bound Brook, New Jersey. In September 2010, our corrective measures study report with regard to the North Haven facility was approved by the EPA, and we commenced construction of the site remedy in late 2011 under an Updated Administrative Order on Consent with the EPA. In July 2011, we finalized an Administrative Settlement Agreement and Order on Consent for Removal Action with the EPA with regard to the Bound Brook facility. In May 2012, we completed construction of an interim remedy to address the discharge of impacted groundwater from that facility to the Raritan River. In September 2012, the EPA issued a final remediation plan for the Bound Brook facility's main plant area, which is generally in accordance with one of the remedies evaluated in our revised site-wide feasibility study, and we are now undertaking detailed engineering design of the remedy for the main plant area and are performing a focused feasibility study for two adjacent lagoons. The estimated costs of the site remedy for the North Haven facility and the site remediation for the Bound Brook facility are covered by accruals previously taken by us.

We are a party to a number of other proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund), and other state, local or foreign laws in which the primary relief sought is the cost of past and/or future remediation.

In February 2011, King received notice from the U.S. Department of Justice (DOJ) advising that the EPA has requested that the DOJ initiate enforcement action seeking injunctive relief and penalties against King for alleged non-compliance with certain provisions of the federal Clean Air Act at its Bristol, Tennessee manufacturing facility. King has executed a tolling agreement with the DOJ in order to facilitate the possible resolution of this matter. We do not expect that any injunctive relief or penalties that may result from this matter will be material to Pfizer.

In October 2011, we voluntarily disclosed to the EPA potential non-compliance with certain provisions of the federal Clean Air Act at our Barceloneta, Puerto Rico manufacturing facility. We do not expect that any injunctive relief or penalties that may result from our voluntary disclosure will be material to Pfizer. Separately, in October 2012, the EPA issued an administrative

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

complaint and penalty demand of $216,000 to resolve alleged non-compliance with similar provisions of the federal Clean Air Act that the EPA identified as part of its March 2010 inspection of the Barceloneta facility. We have commenced discussions with the EPA seeking to resolve these matters.

A4. Legal Proceedings––Government Investigations

Like other pharmaceutical companies, we are subject to extensive regulation by national, state and local government agencies in the U.S. and in the other countries in which we operate. As a result, we have interactions with government agencies on an ongoing basis. It is possible that criminal charges and substantial fines and/or civil penalties could result from government investigations. Among the investigations by government agencies is the matter discussed below.

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

B. Guarantees and Indemnifications

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with the transaction or related to activities prior to the transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

Pfizer Inc. has also guaranteed the long-term debt of certain companies that it acquired and that now are subsidiaries of Pfizer.

Note 13. Segment, Geographic and Other Revenue Information

A. Segment Information

We manage our operations through five operating segments––Primary Care, Specialty Care and Oncology, Established Products and Emerging Markets, Animal Health (Zoetis) and Consumer Healthcare. Each pharmaceutical operating segment and Consumer Healthcare have responsibility for their commercial activities and for certain research and development activities related to in-line products and IPR&D projects that generally have achieved proof-of-concept. Our Animal Health operating segment is managed within the framework of a standalone public company, Zoetis.

We have made certain reclassification adjustments to to conform prior-period amounts to the current measurement basis for our operating segments as a result of the formation of Zoetis. For additional information, see Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

We regularly review our segments and the approach used by management to evaluate performance and allocate resources. Generally, products are transferred to the Established Products unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity.

Operating Segments

A description of each of our five operating segments follows:

•
Primary Care operating segment––includes revenues and earnings, as defined by management, from human prescription pharmaceutical products primarily prescribed by primary-care physicians, and may include products in the following therapeutic and disease areas: Alzheimer’s disease, cardiovascular (excluding pulmonary arterial hypertension), erectile

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

dysfunction, genitourinary, major depressive disorder, pain, respiratory and smoking cessation. Examples of products in this unit in the first quarter of 2013 include Celebrex, Chantix/Champix, Eliquis, Lyrica, Premarin, Pristiq and Viagra (outside Canada and South Korea). All revenues and earnings for such products are allocated to the Primary Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

•	Specialty Care and Oncology operating segment––comprises the Specialty Care business unit and the Oncology business unit.

◦
Specialty Care––includes revenues and earnings, as defined by management, from human prescription pharmaceutical products primarily prescribed by physicians who are specialists, and may include products in the following therapeutic and disease areas: anti-infectives, endocrine disorders, hemophilia, inflammation, ophthalmology, pulmonary arterial hypertension, specialty neuroscience and vaccines. Examples of products in this unit in the first quarter of 2013 include BeneFIX, Enbrel, Genotropin, Geodon (outside the U.S.), the Prevnar/Prevenar family, ReFacto AF, Revatio (outside the U.S.), Tygacil, Vfend (outside the U.S. and South Korea), Vyndaqel (outside the U.S.), Xalatan (outside the U.S., Canada, South Korea, developed Europe, Australia and New Zealand), Xeljanz, Xyntha and Zyvox. All revenues and earnings for such products are allocated to the Specialty Care unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

◦
Oncology––includes revenues and earnings, as defined by management, from human prescription pharmaceutical products addressing oncology and oncology-related illnesses. The products in this unit in the first quarter of 2013 include Inlyta, Sutent, Torisel, Xalkori, Mylotarg (in Japan), Bosulif (in the U.S. and European Union (EU)) and Aromasin (in Japan and South Korea). All revenues and earnings for such products are allocated to the Oncology unit, except those generated in Emerging Markets and those that are managed by the Established Products unit.

•	Established Products and Emerging Markets operating segment––comprises the Established Products business unit and the Emerging Markets business unit.

◦
Established Products––includes revenues and earnings, as defined by management, from human prescription pharmaceutical products that have lost patent protection or marketing exclusivity in certain countries and/or regions. Typically, products are transferred to this unit in the beginning of the fiscal year following loss of patent protection or marketing exclusivity. However, in certain situations, products may be transferred to this unit at a different point than the beginning of the fiscal year following loss of patent protection or marketing exclusivity in order to maximize their value. This unit also excludes revenues and earnings generated in Emerging Markets. Examples of products in this unit in the first quarter of 2013 include Arthrotec, Effexor, Geodon (in the U.S.), Lipitor, Medrol, Norvasc, Protonix, Relpax, Vfend (in the U.S. and South Korea), Xalatan (in the U.S., Canada, South Korea, developed Europe, Australia and New Zealand), Zosyn/Tazocin and Viagra (in Canada and South Korea).

◦
Emerging Markets––includes revenues and earnings, as defined by management, from all human prescription pharmaceutical products sold in Emerging Markets, including Asia (excluding Japan and South Korea), Latin America, the Middle East, Eastern Europe, Africa, Turkey and Central Europe.

•
Animal Health operating segment (Zoetis)––includes worldwide revenues and earnings, as defined by management and within the framework of a standalone public company, from products and services to prevent and treat disease in livestock and companion animals, including anti-infectives, vaccines, parasiticides, medicinal feed additives, other pharmaceutical products and other non-pharmaceutical products.

•
Consumer Healthcare operating segment––includes worldwide revenues and earnings, as defined by management, from non-prescription products in the following therapeutic categories: dietary supplements, pain management, respiratory and personal care. Products marketed by Consumer Healthcare include Advil, Caltrate, Centrum, ChapStick, Emergen-C, Preparation H and Robitussin.

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

Other Costs and Business Activities

Certain costs are not allocated to our operating segment results, such as costs associated with the following:

•
Worldwide Research and Development, which is generally responsible for human health research projects until proof-of-concept is achieved and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for facilitating all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety-event activities.

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

•
Certain transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory, intangible assets and property, plant and equipment; (ii) acquisition-related activities, where we incur costs for restructuring, integration, implementation and executing the transaction; and (iii) certain significant items, which include non-acquisition-related restructuring costs, as well as costs incurred for legal settlements, asset impairments and disposals of assets or businesses.

Segment Assets

We manage our assets on a total company basis, not by operating segment, as many of our operating assets are shared (such as our plant network assets) or commingled (such as accounts receivable, as many of our customers are served by multiple operating segments). Therefore, our chief operating decision maker does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $187 billion as of March 31, 2013 and approximately $186 billion as of December 31, 2012.

Selected income statement information

The following table provides selected income statement information by reportable segment:

	Revenues		R&D Expenses		Earnings(a)
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Three Months Ended
Reportable Segments:
Primary Care(b)	$3,238	$4,097	$223	$241	$2,014	$2,670
Specialty Care and Oncology	3,536	3,868	404	373	2,314	2,596
Established Products and Emerging Markets(c)	4,772	5,100	64	73	2,810	3,177
Total reportable segments	11,546	13,065	691	687	7,138	8,443
Other operating segments(d)	1,901	1,767	111	112	448	353
Other business activities(e)	53	53	654	674	(658)	(681)
Reconciling Items:
Corporate(f)	—	—	240	276	(1,361)	(1,705)
Purchase accounting adjustments(g)	—	—	(1)	(1)	(1,232)	(1,446)
Acquisition-related costs(h)	—	—	—	5	(95)	(183)
Certain significant items(i)	—	—	93	302	(128)	(2,067)
Other unallocated(j)	—	—	12	7	(191)	(279)
	$13,500	$14,885	$1,800	$2,062	$3,921	$2,435

(a)	Income from continuing operations before provision for taxes on income.

(b)
Revenues and Earnings from the Primary Care segment decreased in the three months ended March 31, 2013 as compared to the three months ended April 1, 2012, and earnings as a percentage of revenues also declined, primarily due to the loss of exclusivity for Lipitor in

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

developed Europe and Australia and the subsequent shift in the reporting of Lipitor in those markets to the Established Products business unit.

(c)
Revenues and Earnings from the Established Products and Emerging Markets segment decreased in the three months ended March 31, 2013 as compared to the three months ended April 1, 2012, driven by, among other things, the expiration of the 180-day exclusivity period in the U.S. for atorvastatin and the loss of exclusivity in the U.S. for branded Lipitor, partially offset by the addition of products in certain markets that shifted to the Established Products unit from other business units beginning January 1, 2013. Earnings as a percentage of revenue decreased due to the change in the mix of products.

(d)
Includes our Animal Health (Zoetis) operating segment and the Consumer Healthcare operating segment. The Animal Health earnings reflect the income before taxes of Zoetis on a management-reporting basis and generally include higher operating costs associated with being a standalone public company.

(e)
Other business activities includes the revenues and operating results of Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales operation, and the R&D costs managed by our Worldwide Research and Development organization and our Pfizer Medical organization.

(f)
Corporate for R&D expenses includes, among other things, administration expenses and compensation expenses associated with our research and development activities, and for Earnings includes, among other things, administration expenses, interest income/(expense), certain compensation and other costs not charged to our operating segments.

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
For Earnings in the first quarter of 2013, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $217 million, (ii) net credits for certain legal matters of $87 million, (iii) certain asset impairment charges of $396 million, (iv) gain associated with the transfer of certain product rights to our equity-method investment in China of $490 million, (v) costs associated with the separation of Zoetis of $76 million and (vi) other charges of $16 million. For additional information, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment, Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net.
For Earnings in the first quarter of 2012, certain significant items includes: (i) restructuring charges and implementation costs associated with our cost-reduction initiatives that are not associated with an acquisition of $817 million, (ii) charges for certain legal matters of $775 million, (iii) certain asset impairment charges of $412 million, (iv) costs associated with the separation of Zoetis of $38 million and (v) other charges of $25 million. For additional information, see Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives and Note 4. Other Deductions––Net.
For R&D in all periods presented, certain significant items primarily reflect additional depreciation––asset restructuring and implementation costs.

(j)	Includes overhead expenses associated with our manufacturing and commercial operations not directly attributable to an operating segment.

B. Geographic Information

The following table provides revenues by geographic area:

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Revenues
United States	$5,368	$5,952	(10)
Developed Europe(a)	3,029	3,537	(14)
Developed Rest of World(b)	2,172	2,612	(17)
Emerging Markets(c)	2,931	2,784	5
Revenues	$13,500	$14,885	(9)

(a)
Developed Europe region includes the following markets: Western Europe, Finland and the Scandinavian countries. Revenues denominated in euros were $2.3 billion in the first quarter of 2013 and $2.6 billion in the first quarter of 2012.

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

C. Other Revenue Information

Significant Product Revenues

The following table provides revenues by product:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Revenues from biopharmaceutical products:
Lyrica	$1,066	$955
Enbrel (Outside the U.S. and Canada)	877	899
Prevnar 13/Prevenar 13	846	945
Celebrex	653	634
Lipitor(a)	626	1,395
Viagra	461	496
Zyvox	342	325
Sutent	302	300
Norvasc	301	334
Premarin family	244	261
Genotropin	189	195
BeneFIX	189	183
Vfend	187	178
Chantix/Champix	166	178
Pristiq	166	151
Detrol/Detrol LA	151	195
Xalatan/Xalacom	147	227
Refacto AF/Xyntha	139	132
Zithromax/Zmax	116	123
Zoloft	116	130
Medrol	113	134
Effexor	105	129
Zosyn/Tazocin	87	128
Tygacil	87	81
Relpax	86	85
Fragmin	86	91
Rapamune	84	82
Prevnar/Prevenar (7-valent)	81	138
Cardura	76	84
EpiPen	72	58
Revatio	72	136
Sulperazon	71	58
Xanax XR	70	68
Inlyta	63	7
Aricept(b)	62	94
Unasyn	56	54
Caduet	56	65
Xalkori	53	17
Neurontin	52	58
Inspra	52	49
Toviaz	52	46
Aromasin	51	56
Dalacin/Cleocin	50	49
Alliance revenues(c)	747	836

PFIZER INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All other biopharmaceutical products(d)	1,878	2,226
	11,546	13,065
Other revenues:
Animal Health (Zoetis)	1,090	1,040
Consumer Healthcare	811	727
Other(e)	53	53
	$13,500	$14,885

(a)
Lipitor lost exclusivity in the U.S. in November 2011 and various other major markets in 2011 and 2012. This loss of exclusivity reduced branded worldwide revenues by $792 million in the first quarter of 2013, in comparison with the first quarter of 2012.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.

(c)	Includes Enbrel (in the U.S. and Canada), Spiriva, Rebif, Aricept and Eliquis.

(d)	Includes sales of generic atorvastatin.

(e)	Represents revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Pfizer Inc.:

We have reviewed the condensed consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013, and April 1, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pfizer Inc. and Subsidiary Companies as of December 31, 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
New York, New York
May 9, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Introduction

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding Pfizer’s results of operations, financial condition and cash flows. The MD&A is organized as follows:

•
Overview of Our Performance, Operating Environment, Strategy and Outlook. This section, beginning on page 48 provides information about the following: our business; our performance during the first quarter of 2013 and 2012; our operating environment; our strategy; our business development initiatives, such as acquisitions, dispositions, licensing and collaborations; and our financial guidance for 2013.

•	Analysis of the Condensed Consolidated Statements of Income. This section begins on page 56 and consists of the following sub-sections:

◦
Revenues. This sub-section, beginning on page 60, provides an analysis of our revenues and products for the first quarter of 2013 and 2012, as well as an overview of research and development (R&D) expenses and important biopharmaceutical product developments.

◦	Costs and Expenses. This sub-section, beginning on page 68, provides a discussion about our costs and expenses.

◦	Provision for Taxes on Income. This sub-section, on page 72, provides a discussion of items impacting our tax provisions.

◦	Discontinued Operations. This sub-section, beginning on page 73, provides an analysis of the financial statement impact of our discontinued operations.

◦	Adjusted Income. This sub-section, beginning on page 73, provides a discussion of an alternative view of performance used by management.

•	Analysis of the Condensed Consolidated Statements of Comprehensive Income. This section, on page 78, provides a discussion of changes in certain components of other comprehensive income.

•	Analysis of the Condensed Consolidated Balance Sheets. This section, on page 78, provides a discussion of changes in certain balance sheet accounts.

•	Analysis of the Condensed Consolidated Statements of Cash Flows. This section, beginning on page 79, provides an analysis of our cash flows for the first quarter of 2013 and 2012.

•
Analysis of Financial Condition, Liquidity and Capital Resources. This section, beginning on page 80, provides an analysis of selected measures of our liquidity and of our capital resources as of March 31, 2013 and December 31, 2012, as well as a discussion of our outstanding debt and other commitments that existed as of March 31, 2013 and December 31, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to help fund Pfizer's future activities.

•	New Accounting Standards. This section, beginning on page 83, discusses accounting standards that we have recently adopted, as well as those that recently have been issued, but not yet adopted.

•
Forward-Looking Information and Factors That May Affect Future Results. This section, beginning on page 84, provides a description of the risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements presented in this MD&A relating to, among other things, our anticipated financial and operating performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans, and plans relating to share repurchases and dividends. Such forward-looking statements are based on management’s current expectations about future events, which are inherently susceptible to uncertainty and changes in circumstances.

The following table provides the components of the condensed consolidated statements of income:
	Three Months Ended
(MILLIONS OF DOLLARS, EXCEPT PER COMMON SHARE DATA)	March 31, 2013	April 1, 2012	% Change
Revenues	$13,500	$14,885	(9)

Cost of sales	2,652	2,745	(3)
% of revenues	19.6%	18.4%

Selling, informational and administrative expenses	3,585	3,968	(10)
% of revenues	26.6%	26.7%

Research and development expenses	1,800	2,062	(13)
% of revenues	13.3%	13.9%

Amortization of intangible assets	1,234	1,420	(13)
% of revenues	9.1%	9.5%

Restructuring charges and certain acquisition-related costs	138	597	(77)
% of revenues	1.0%	4.0%

Other deductions––net	170	1,658	(90)
Income from continuing operations before provision for taxes on income	3,921	2,435	61
% of revenues	29.0%	16.4%

Provision for taxes on income	1,160	711	63
Effective tax rate	29.6%	29.2%

Income from continuing operations	2,761	1,724	60
% of revenues	20.5%	11.6%

Discontinued operations––net of tax	4	79	(95)

Net income before allocation to noncontrolling interests	2,765	1,803	53
% of revenues	20.5%	12.1%

Less: Net income attributable to noncontrolling interests	15	9	67
Net income attributable to Pfizer Inc.	$2,750	$1,794	53
% of revenues	20.4%	12.1%

Earnings per common share––basic:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.23	65
Discontinued operations––net of tax	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.24	58

Earnings per common share––diluted:
Income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.23	65
Discontinued operations––net of tax	—	0.01	(100)
Net income attributable to Pfizer Inc. common shareholders	$0.38	$0.24	58

Cash dividends paid per common share	$0.24	$0.22	9

Certain amounts and percentages may reflect rounding adjustments.

OVERVIEW OF OUR PERFORMANCE, OPERATING ENVIRONMENT, STRATEGY AND OUTLOOK

Our Business

We apply science and our global resources to bring therapies to people that extend and significantly improve their lives. We strive to set the standard for quality, safety and value in the discovery, development and manufacture of healthcare products. Our global portfolio includes medicines and vaccines, as well as many of the world’s best-known consumer healthcare products. Every day, we work across developed and emerging markets to advance wellness, prevention, treatments and cures that challenge the most feared diseases of our time. We collaborate with healthcare providers, governments and local communities to support and expand access to reliable, affordable healthcare around the world. Our revenues are derived from the sale of our products, as well as through alliance agreements, under which we co-promote products discovered by other companies (Alliance revenues).

On February 6, 2013, an initial public offering (IPO) of the Class A common stock of our subsidiary, Zoetis Inc. (Zoetis), was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued in 2013. The shares of Class A common stock sold in the IPO represented approximately 19.8% of the total outstanding Zoetis shares. On February 1, 2013, Zoetis shares began trading on the New York Stock Exchange under the symbol "ZTS." Prior to and in connection with the IPO, Zoetis completed a $3.65 billion senior notes offering, and we transferred to Zoetis substantially all of the assets and liabilities of our Animal Health business. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures, and see the “Our Business Development Initiatives” and “Analysis of Financial Condition, Liquidity and Capital Resources” sections of this MD&A.

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. The operating results of this business are reported as Discontinued operations––net of tax in our condensed consolidated statements of income for the three months ended April 1, 2012. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures and see the “Our Business Development Initiatives” and “Discontinued Operations” sections of this MD&A.

Our First Quarter 2013 Performance

Revenues in the first quarter of 2013 were $13.5 billion, a decrease of 9% compared to the same period in 2012, which reflects an operational decline of $1.3 billion, or 8%, and the unfavorable impact of foreign exchange of $118 million, or 1%. The operational decrease was primarily the result of the loss of exclusivity of Lipitor during the second quarter of 2012 in developed Europe and Geodon in March 2012 in the U.S., and the timing of government purchases of Prevnar 13/Prevenar 13 in various markets, slightly offset by growth in the Emerging Markets business unit. Lipitor and other product losses of exclusivity negatively impacted revenues by approximately $1.3 billion, or 9%, in the first quarter of 2013 compared to the same period in 2012.

The following table provides the significant impacts on revenues for the first quarter of 2013, compared to the same period in 2012:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013 v. April 1, 2012 Worldwide Change	% Change Worldwide	% Change U.S.	% Change International

Lipitor(a)	$(769)	(55)	(55)	(55)
Prevnar 13/Prevenar 13	(99)	(10)	(19)	2
Xalatan/Xalacom(a)	(80)	(35)	(27)	(36)
Revatio(a)	(64)	(47)	(84)	14
Prevnar/Prevenar (7-valent)	(57)	(41)	—	(41)
Detrol/Detrol LA(a)	(44)	(23)	(16)	(33)
Zosyn/Tazocin	(41)	(32)	(44)	(20)
Viagra	(35)	(7)	(9)	(5)
Norvasc	(33)	(10)	(29)	(9)
Aricept(b)	(32)	(34)	—	(34)
Xalkori	36	212	100	*
Inlyta	56	*	*	*
Lyrica	111	12	11	12
Alliance revenues(a)	(89)	(11)	9	(56)
All other biopharmaceutical products(a), (c)	(348)	(16)	(35)	1
Animal Health (Zoetis) products	50	5	8	3
Consumer Healthcare products	84	12	16	8

(a)
Lipitor lost exclusivity in the U.S. in November 2011, in the majority of developed European markets in March and May 2012 and in Australia in April 2012. Xalatan/Xalacom lost exclusivity in the majority of European markets in January 2012 and in Australia in July 2012. Revatio tablet lost exclusivity in the U.S. in September 2012. Detrol immediate release (Detrol IR) lost exclusivity in the U.S. in June 2012. Detrol IR and Detrol LA lost exclusivity in most European markets in September 2012. Adversely impacting Alliance revenues were the loss of exclusivity for Aricept 5mg and 10mg tablets in the majority of European markets in February 2012 and April 2012 and the return of our rights to Aricept in Japan to Eisai Co., Ltd. in December 2012; in addition, lower revenues for Spiriva in certain European countries, Canada and Australia reflect final-year terms in 2012 of our collaboration agreements in those markets. Geodon, which is included in All other biopharmaceutical products, lost exclusivity in the U.S. in March 2012.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.

(c)
Includes the “All other” category included in the Revenues—Major Biopharmaceutical Products table presented in this MD&A, which includes sales of generic atorvastatin, which declined due to multi-source generic competition in the U.S. beginning in late May 2012.

* Calculation not meaningful.

Income from continuing operations for the first quarter of 2013 was $2.8 billion, compared to $1.7 billion in the first quarter of 2012, primarily reflecting, among other items:

•
charges for legal matters that changed favorably by approximately $897 billion (pre-tax) in the first quarter of 2013 compared to the same period in 2012 (see also the “Costs and Expenses––Other Deductions––Net” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 4. Other Deductions––Net);

•	additional benefits generated from our global cost-reduction/productivity initiatives;

•
charges related to our non-acquisition related cost-reduction and productivity initiatives that were approximately $600 million (pre-tax) lower in the first quarter of 2013 than in the same period in 2012;

•
a $490 million (pre-tax) gain associated with the transfer of certain product rights to our equity-method investment in China, Hisun Pfizer Pharmaceuticals Company Limited (Hisun Pfizer) (see also the “Our Business Development Initiatives” section of this MD&A and Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures);

•	purchase accounting charges that were approximately $214 million (pre-tax) lower in the first quarter of 2013 than in the same period in 2012; and

•	acquisition-related costs that were approximately $88 million (pre-tax) lower in the first quarter of 2013 than in the same period in 2012, partially offset by:

•	lower revenues, primarily due to the loss of exclusivity of Lipitor, as well as certain other products (see also "Industry-Specific Challenges" section of this MD&A).
 See also the “Discontinued Operations” section of this MD&A.

Our Operating Environment

U.S. Healthcare Legislation

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the U.S. Healthcare Legislation, and also known as the Affordable Care Act), was enacted in the U.S. As explained more fully in our 2012 Annual Report on Form 10-K/A, this legislation has resulted in both current and longer-term impacts on us.

We recorded the following amounts as a result of the U.S. Healthcare Legislation:

•
$128 million in the first quarter of 2013 and $123 million in the first quarter of 2012 recorded as a reduction to Revenues, related to the higher, extended and expanded rebate provisions and the Medicare “coverage gap” discount provision; and

•
$55 million in the first quarter of 2013 and $103 million in the first quarter of 2012 recorded in Selling, informational and administrative expenses, related to the fee payable to the federal government (which is not deductible for U.S. income tax purposes) based on our prior-calendar-year share relative to other companies of branded prescription drug sales to specified government programs.

Industry-Specific Challenges

The majority of our revenues come from the manufacture and sale of biopharmaceutical products. As explained more fully in our 2012 Annual Report on Form 10-K/A, the biopharmaceutical industry is highly competitive and we face a number of industry-specific challenges, which can significantly impact our results. These factors include, among others: the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights, pipeline productivity and the regulatory environment, pricing and access pressures and competition among branded products.

As more fully explained in our 2012 Annual Report on Form 10-K/A, the loss or expiration of intellectual property rights and the expiration of co-promotion and licensing rights can have a significant adverse effect on our revenues. Our 2013 financial guidance reflects the anticipated impact in 2013 of the loss of such rights as described below (see the “Our Financial Guidance for 2013” section of this MD&A for additional information).

Our 2013 results have been and/or will be adversely impacted by the following:

•
Lipitor in the U.S.––We lost exclusivity for Lipitor in the U.S. in November 2011. The entry of multi-source generic competition in the U.S. began in May 2012, with attendant increased competitive pressures.

Lipitor in international markets––Lipitor lost exclusivity in Australia in April 2012 and most of developed Europe in March 2012 and May 2012, and now faces multi-source generic competition in those markets. Lipitor has lost exclusivity in all major markets.

•
Other recent loss of exclusivity impacts––In the U.S., we lost exclusivity for Geodon in March 2012 and Revatio tablet in September 2012. We lost exclusivity for Xalatan and Xalacom in the majority of European markets in January 2012 and Australia in July 2012. We lost exclusivity for Aricept in the majority of European markets in February 2012 and April 2012. Caduet lost exclusivity in the majority of European markets in March and May 2012. We lost exclusivity in the U.S. for Detrol IR in June 2012. Detrol IR and Detrol LA lost exclusivity in most European markets in September 2012.

•	Aricept—Our rights to Aricept in Japan returned to Eisai Co., Ltd. in December 2012. We expect to lose exclusivity for the Aricept 23mg tablet in the U.S. in July 2013.

•
Spiriva—Our collaboration with Boehringer Ingelheim (BI) for Spiriva expires on a country-by-country basis between 2012 and 2016, including the expiration in certain EU markets and Canada and Australia in 2012, which is adversely impacting our 2013 results. We expect to experience a graduated decline in revenues from Spiriva through 2016.

•
Enbrel—Our U.S. and Canada collaboration agreement with Amgen Inc. for Enbrel will expire in October 2013. While we are entitled to royalties for 36 months thereafter, we expect that those royalties will be significantly less than our current share of Enbrel profits from U.S. and Canada sales. Outside the U.S. and Canada, our exclusive rights to Enbrel continue in perpetuity.

•
Rebif—Our collaboration agreement with EMD Serono Inc. (Serono) to co-promote Rebif in the U.S. will expire either at the end of 2013 or the end of 2015, depending on the outcome of pending litigation between Pfizer and Serono concerning the interpretation of the agreement. We believe that we are entitled to a 24-month extension of the agreement to the end of 2015. Serono believes that we are not entitled to the extension and that the agreement will expire at the end of 2013. In October 2011, the Philadelphia Court of Common Pleas sustained our preliminary objections and dismissed Serono's complaint. In March 2013, the Superior Court of Pennsylvania affirmed that decision. In April 2013, Serono filed a petition with the Superior Court of Pennsylvania seeking reconsideration of the decision. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 12. Commitments and Contingencies.

For additional information, including with regard to the expiration of the patents and of co-promotion and licensing rights for various products in the U.S., EU and Japan in 2013 and subsequent years, see the “Patents and Intellectual Property Rights” section of our 2012 Annual Report on Form 10-K/A and the “The Loss or Expiration of Intellectual Property Rights” section of our 2012 Financial Report, which was filed as Exhibit 13 to our 2012 Annual Report on Form 10-K/A.

We will continue to aggressively defend our patent rights whenever we deem appropriate. For more detailed information about our significant products, see the discussion in the “Revenues––Selected Revenues from Biopharmaceutical Products” section of this MD&A. See Part II––Other Information; Item 1. Legal Proceedings, of this Quarterly Report on Form 10-Q for a discussion of certain recent developments with respect to patent litigation.

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

In March 2013, we received a warning letter from the FDA with respect to our manufacturing facility in Catania, Italy. The letter raises certain issues related to the inspection of that facility that was conducted by the FDA in 2012 in connection with our application to transfer to Catania the manufacture of Tygacil and the packaging of the 40-gram dosage of Zosyn, both for the U.S. market. We currently manufacture penicillin and non-penicillin antibiotics, as well as methotrexate and diluent for Torisel at Catania. We continue to work with the FDA to address the issues raised in the warning letter.

The Global Economic Environment

In addition to the industry-specific factors discussed above, we, like other businesses, continue to face the effects of the challenging economic environment, which have impacted our biopharmaceutical operations in the U.S. and Europe, including the countries that use the euro, and in a number of emerging markets. We believe that patients, experiencing the effects of the challenging economic environment, including high unemployment levels, and increases in co-pays, sometimes switch to generic products, delay treatments, skip doses or use less effective treatments to reduce their costs. Challenging economic conditions in the U.S. also have increased the number of patients in the Medicaid program, under which sales of pharmaceuticals are subject to substantial rebates and, in many states, to formulary restrictions limiting access to brand-name drugs, including ours. In addition, we continue to experience pricing pressure in various markets around the world, including in developed European markets, Japan and in a number of emerging markets, with government-mandated reductions in prices for certain biopharmaceutical products and government-imposed access restrictions in certain countries.

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

On February 13, 2013, the Venezuelan government devalued its currency from a rate of 4.3 to 6.3 of Venezuelan currency to the U.S. dollar. We incurred a foreign currency loss of $80 million immediately on the devaluation as a result of remeasuring the local balance sheets, and we will experience ongoing adverse impacts to earnings as our revenues and expenses will be translated into U.S. dollars at lower rates. We cannot predict whether there will be further devaluations of the Venezuelan currency or devaluations of any other currencies.

Despite the challenging financial markets, Pfizer maintains a strong financial position. Due to our significant operating cash flows, financial assets, access to capital markets and available lines of credit and revolving credit agreements, we continue to believe that we have the ability to meet our liquidity needs for the foreseeable future. Our long-term debt is rated investment grade by both Standard & Poor’s (S&P) and Moody’s Investors Service. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities. For further discussion of our financial condition, see the “Analysis of Financial Condition, Liquidity and Capital Resources” section of this MD&A.

These and other industry-wide factors that may affect our businesses should be considered along with information presented in the “Forward-Looking Information and Factors That May Affect Future Results” section of this MD&A; in Part II, Item 1A., “Risk Factors”, of this Quarterly Report on Form 10-Q; and in Part I, Item 1A, “Risk Factors,” of our 2012 Annual Report on Form 10-K/A.

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

On November 30, 2012, we completed the sale of our Nutrition business to Nestlé. On February 6, 2013, an IPO of a 19.8% ownership interest in Zoetis was completed. We may in the future make a tax-free distribution to our shareholders of all or a portion of our remaining equity interest in Zoetis, which may include one or more distributions effected as a dividend to all Pfizer shareholders, one or more distributions in exchange for Pfizer shares or other securities, or any combination thereof. We are considering all alternatives to maximize the after-tax return for our shareholders, including a tax-free distribution to our shareholders. If pursued, any disposition would be subject to various conditions, including receipt of any necessary regulatory or other approvals and the existence of satisfactory market conditions.

If we decide to fully separate Zoetis, then, following such separation, Pfizer will be a global biopharmaceutical company with an innovative core and a value core in developed markets, with different cost structures and operating drivers. The innovative core objective is to generate growth, sustained by our R&D investments. The value core objective is to generate strong cash flow, albeit with less revenue growth. The value core also provides us with the potential to capitalize on our experience in biologic development, manufacturing and commercialization, which provide us with a competitive advantage in the bio-therapeutics marketplace. Our Emerging Markets unit has a geographic focus that includes both the innovative and value cores in those markets. We will continue to assess whether the performance in emerging markets can be optimized by operating with separate innovative and value organizations. The innovative core includes a portfolio of innovative, largely patent-protected, in-line products and an research and development organization focused on continuing to build a robust pipeline of highly differentiated product candidates in areas of unmet medical needs. The value core includes a portfolio of products that have lost exclusivity or are approaching the loss of exclusivity that help meet the global need for less expensive, quality medicines. In addition, we have a complementary Consumer Healthcare business with several well-known brands.

In response to the challenging operating environment, we have taken and continue to take many steps to strengthen our Company and better position ourselves for the future. We believe in a comprehensive approach to our challenges—organizing our business to maximize research, development and commercial opportunities, improving the performance of our innovative core, making the right capital allocation decisions, and protecting our intellectual property.

We continue to transform our global research and development organization and pursue strategies intended to improve innovation and overall productivity in R&D with the goal/objective of building a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include: delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and the system's overall productivity. To that end, our research primarily focuses on five high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines. For additional information, see the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

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

For information about our pending new drug applications (NDA) and supplemental filings, see the “Revenues—Product Developments—Biopharmaceutical” section of this MD&A.

We continue to build on our broad portfolio of businesses through various business development transactions. See the “Our Business Development Initiatives” section of this MD&A for information on our recent transactions and strategic investments that we believe complement our businesses.

We continue to aggressively defend our patent rights against increasingly aggressive infringement whenever appropriate (see Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies), and we will continue to support efforts that strengthen worldwide recognition of patent rights while taking necessary steps to ensure appropriate patient access. In addition, we will continue to employ innovative approaches to prevent counterfeit pharmaceuticals from entering the supply chain and to achieve greater control over the distribution of our products, and we will continue to participate in the generics market for our products, whenever appropriate, once they lose exclusivity.

We remain focused on achieving an appropriate cost structure for the Company. For information regarding our cost-reduction and productivity initiatives, see the “Costs and Expenses—Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our strategy also includes directly enhancing shareholder value through dividends and share repurchases. See the “Analysis of Financial Condition, Liquidity and Capital Resources—Share-Purchase Plans and Dividends on Common Stock” sections of this MD&A for more information.

Our Business Development Initiatives

We are committed to capitalizing on growth opportunities by advancing our own pipeline and maximizing the value of our in-line products, as well as through various forms of business development, which can include alliances, licenses, joint ventures, dispositions and acquisitions. We view our business development activity as an enabler of our strategies, and we seek to generate profitable revenue growth and enhance shareholder value by pursuing a disciplined, strategic and financial approach to evaluating business development opportunities. We are especially interested in opportunities in our high-priority therapeutic areas––immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines––and in emerging markets and established products. We assess our businesses and assets as part of our regular, ongoing portfolio review process and also continue to consider business development activities for our businesses.

The most significant recent transactions and events are described below.

•
On April 29, 2013, Pfizer announced that it entered into a worldwide, except Japan, collaboration agreement with Merck & Co., Inc. (“Merck”) for the development and commercialization of Pfizer's ertugliflozin (PF-04971729), an investigational oral sodium glucose cotransporter (SGLT2) inhibitor being evaluated for the treatment of type 2 diabetes. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2C. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Collaborative Arrangement.

•
On February 6, 2013, an IPO of the Class A common stock of Zoetis was completed, pursuant to which we sold 99.015 million shares of the Class A common stock of Zoetis in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued in 2013. The shares of Class A common stock sold in the IPO represented approximately 19.8% of the total outstanding Zoetis shares. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures and Note 6. Certain Changes in Total Equity.

•
On September 6, 2012, we and Zhejang Hisun Pharmaceuticals Co., Ltd. formed a new company, Hisun Pfizer to develop, manufacture, market and sell pharmaceutical products, primarily branded generic products, predominately in China. On January 1, 2013, we contributed assets constituting a business to this 49%-owned equity-method investment and recognized a pre-tax gain of approximately $490 million in Other deductions––net. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

•
On November 30, 2012, we completed the sale of our Nutrition business to Nestlé for $11.85 billion in cash. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

•
On November 27, 2012, we completed our acquisition of NextWave Pharmaceuticals Incorporated (NextWave), a privately held, specialty pharmaceutical company. As a result of the acquisition, Pfizer now holds exclusive North American rights to Quillivant XR™ (methylphenidate hydrochloride), the first once-daily liquid medication approved in the U.S. for the treatment of attention deficit hyperactivity disorder. The total consideration for the acquisition was approximately $442 million. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2A. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Acquisitions.

•
On October 31, 2012, our equity-method investee, ViiV Healthcare Limited (ViiV), acquired the remaining 50% of Shionogi-ViiV Healthcare LLC, its equity-method investee, from Shionogi & Co., Ltd. (Shionogi) in consideration for a 10% interest in ViiV (newly issued shares) and contingent consideration in the form of future royalties.

•
On August 13, 2012, we announced that we entered into an agreement with AstraZeneca for the global over-the-counter (OTC) rights for Nexium, a leading prescription drug currently approved to treat the symptoms of gastroesophageal reflux disease. We made an upfront payment of $250 million to AstraZeneca, and AstraZeneca is eligible to receive milestone payments of up to $550 million based on product launches and level of sales as well as royalty payments based on sales. A marketing authorization application for OTC Nexium in a 20mg tablet form was filed with the European Medicines Agency in June 2012. A new drug application filing for OTC Nexium in the U.S. in a 20mg delayed-release capsule is targeted for the first half of 2013.

•
On March 12, 2012, Biocon and Pfizer announced the conclusion of their October 18, 2010 alliance to commercialize Biocon’s biosimilar versions of insulin and insulin analog products. The companies agreed that, due to the individual priorities for their respective biosimilars businesses, each company would move forward independently.

•
On February 26, 2012, we completed our acquisition of Alacer Corp. (Alacer), a company that manufactures, markets and distributes Emergen-C, a line of effervescent, powdered drink mix vitamin supplements that is the largest-selling branded vitamin C line in the U.S.

•
On December 1, 2011, we completed our acquisition of the consumer healthcare business of Ferrosan Holding A/S (Ferrosan), a Danish company engaged in the sale of science-based consumer healthcare products, including dietary supplements and lifestyle products, primarily in the Nordic region and the emerging markets of Russia and Central and Eastern Europe. Our acquisition of Ferrosan’s consumer healthcare business strengthens our presence in dietary supplements with a new set of brands and pipeline products.

Our Financial Guidance for 2013

We forecast 2013 revenues of $55.3 billion to $57.3 billion, Reported diluted earnings per common share (EPS) of $1.44 to $1.59 and Adjusted diluted EPS of $2.14 to $2.24. The current exchange rates assumed in connection with the 2013 financial guidance are a blend of the actual exchange rates in effect during the first three months of 2013 and the mid-April 2013 exchange rates for the remainder of the year. For an understanding of Adjusted income and Adjusted diluted EPS (both non-GAAP financial measures), see the “Adjusted Income” section of this MD&A.

Revenues and expenses of Zoetis continue to be included in the 2013 financial guidance, except that Adjusted and Reported net income guidance and Adjusted and Reported diluted EPS guidance exclude the earnings attributable to the 19.8% divested interest effective February 7, 2013. The financial guidance has been updated since January 2013 to reflect the following:

▪	Reported Revenues: The changes in foreign exchange rates in relation to the U.S. dollar from mid-January 2013 to mid-April 2013, notably the weakening of the Japanese yen.

▪	Adjusted Diluted EPS: The aforementioned changes in foreign exchange rates ($0.04 per share), as well as the impact of the Zoetis IPO ($0.02 per share) noted above.

▪
Reported Diluted EPS: The aforementioned changes in foreign exchange rates and the impact of the Zoetis IPO, as well as the gain associated with the transfer of certain product rights to Hisun Pfizer, our equity-method investment in China, partially offset by an asset impairment charge.

The following table provides a reconciliation of 2013 Adjusted income and Adjusted diluted EPS guidance to the 2013 Reported net income attributable to Pfizer Inc. and Reported diluted EPS attributable to Pfizer Inc. common shareholders guidance:

Full-Year 2013 Guidance
(BILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)	Net Income(a)	Diluted EPS(a)
Adjusted income/diluted EPS(b) guidance	$15.0 - $15.7	$2.14 - $2.24
Purchase accounting impacts of transactions completed as of March 31, 2013	(3.4)	(0.49)
Acquisition-related costs	(0.4 - 0.5)	(0.06 - 0.07)
Certain other items, including non-acquisition-related restructuring costs	(0.5 - 0.8)	(0.08 - 0.12)
Costs associated with the separation of Zoetis	(0.2)	(0.02)
Reported net income attributable to Pfizer Inc./diluted EPS guidance	$10.1 - $11.2	$1.44 - $1.59

(a)
Does not assume the completion of any business-development transactions not completed as of March 31, 2013, including any one-time upfront payments associated with such transactions. Also excludes the potential effects of the resolution of litigation-related matters not substantially resolved as of March 31, 2013.

(b)	For an understanding of Adjusted income and Adjusted diluted EPS, see the “Adjusted Income” section of this MD&A.

For a description of our actual and anticipated costs and savings associated with our cost-reduction initiatives, see the “Costs and Expenses––Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A.

Our 2013 financial guidance is subject to a number of factors and uncertainties—as described in the “Our Operating Environment”, “Our Strategy” and “Forward-Looking Information and Factors That May Affect Future Results” sections of this MD&A; Part II, Item 1A., “Risk Factors,” of this Quarterly Report on Form 10-Q; the “Our Operating Environment” and “Our Strategy” sections of our 2012 Financial Report, which was filed as Exhibit 13 to our 2012 Annual Report on Form 10-K/A; and Part I, Item 1A, “Risk Factors,” of our 2012 Annual Report on Form 10-K/A.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Revenues

The following table provides worldwide revenues by operating segment, business unit and geographic area:
	Worldwide		U.S.		International		World- wide	U.S.	Inter- national
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012	% Change in Revenues
Three Months Ended
Biopharmaceutical revenues:
Primary Care Operating Segment	$3,238	$4,097	$2,005	$2,001	$1,233	$2,096	(21)	—	(41)
Specialty Care	3,164	3,580	1,363	1,618	1,801	1,962	(12)	(16)	(8)
Oncology	372	288	166	123	206	165	29	35	25
SC&O Operating Segment	3,536	3,868	1,529	1,741	2,007	2,127	(9)	(12)	(6)
Emerging Markets	2,420	2,299	—	—	2,420	2,299	5	—	5
Established Products	2,352	2,801	983	1,443	1,369	1,358	(16)	(32)	1
EP&EM Operating Segment	4,772	5,100	983	1,443	3,789	3,657	(6)	(32)	4
	11,546	13,065	4,517	5,185	7,029	7,880	(12)	(13)	(11)
Other product revenues:
Animal Health (Zoetis)	1,090	1,040	454	422	636	618	5	8	3
Consumer Healthcare	811	727	378	326	433	401	12	16	8
Other Operating Segments	1,901	1,767	832	748	1,069	1,019	8	11	5
Other(a)	53	53	19	19	34	34	—	—	—
Total Revenues	$13,500	$14,885	$5,368	$5,952	$8,132	$8,933	(9)	(10)	(9)

(a)	Represents revenues generated from Pfizer CentreSource, our contract manufacturing and bulk pharmaceutical chemical sales organization.

Biopharmaceutical Revenues

Worldwide revenues from biopharmaceutical products were $11.5 billion for the first quarter of 2013, a decrease of 12% compared to the first quarter in 2012 primarily due to:

•
the decrease in operational revenues of approximately $1.1 billion due to the loss of exclusivity of various products in certain markets, including a decrease of $792 million in operational revenues from branded Lipitor;

•	multi-source generic competition in the U.S. for atorvastatin beginning in late May 2012;

•
lower operational Alliance revenues of approximately $160 million, from Aricept due to the loss of exclusivity in the majority of European markets and the return of our rights to Aricept in Japan to Eisai Co., Ltd., and from Spiriva due to the 2012 final-year terms of our collaboration agreements in certain European countries, Canada and Australia, partially offset by an increase of approximately $60 million in operational revenues from Enbrel and Rebif;

•	the timing of government purchases of Prevnar 13/Prevenar 13 in various markets; and

•	the unfavorable impact of foreign exchange of $113 million, or 1%, partially offset by:

•	an increase in operational revenues in developed markets for certain biopharmaceutical products, particularly Lyrica, Inlyta and Xalkori; and

•	an increase in operational revenues in the Emerging Markets unit related to various products.

Geographically,

•
in the U.S., revenues from biopharmaceutical products decreased 13% in the first quarter of 2013, compared to the same period in 2012, primarily reflecting lower revenues from Lipitor, Revatio, Detrol/Detrol LA and Geodon, all due to loss of exclusivity; and lower revenues from Prevnar 13/Prevenar 13, Zosyn, atorvastatin and Viagra. The impact of these adverse factors was partially offset by the strong performance of certain other biopharmaceutical products and lower reductions related to rebates.

•
in our international markets, revenues from biopharmaceutical products decreased 11% in the first quarter of 2013, compared to the same period in 2012, primarily due to the loss of exclusivity of Lipitor in most of developed Europe and Australia, Xalatan/Xalacom in the majority of European markets and in Australia, and the unfavorable impact of foreign exchange of 2%. Operationally, revenues decreased 9% in the first quarter of 2013, compared to the same period in 2012. In addition to Lipitor and Xalatan/Xalacom, the decrease in operational revenues was driven by Detrol/Detrol LA and Aricept, both due to loss of exclusivity in certain markets, as well as lower Alliance revenues, primarily due to the loss of exclusivity of Aricept in many major European markets and the return of our rights to Aricept in Japan to Eisai Co., Ltd., and lower revenues for Spiriva in certain European countries, Canada and Australia (reflecting the final-year terms in 2012 of our Spiriva collaboration agreements relating to those countries), as well as lower revenues for Prevnar/Prevenar (7-valent). The impact of these adverse factors was partially offset by the operational growth of Lyrica, Inlyta and Xalkori.

During the first quarter of 2013, international revenues from biopharmaceutical products represented 61% of total revenues from biopharmaceutical products, compared to 60% in the first quarter of 2012.

Primary Care Operating Segment

•
Primary Care unit revenues decreased 21% in the first quarter of 2013, compared to the same period in 2012, reflecting lower operational revenues of 20%, primarily due to the loss of exclusivity of Lipitor and the resulting shift in the reporting of Lipitor revenues in developed Europe and Australia to the Established Products unit beginning January 1, 2013, as well as the loss of exclusivity of Aricept and the near-term expiration of certain co-promotion agreements for Spiriva, partially offset by the strong performance of Lyrica in the U.S. and developed Europe, and the growth of Celebrex and Pristiq in the U.S.

Collectively, the decline in revenues in developed markets for Lipitor and for certain other Primary Care unit products that lost exclusivity in various markets in 2012, as well as the resulting shift in the reporting of certain product revenues to the Established Products unit, reduced Primary Care unit revenues by approximately $900 million, or 22%, in comparison with the first quarter of 2012.

Specialty Care and Oncology Operating Segment

•
Specialty Care unit revenues decreased 12% in the first quarter of 2013, compared to the same period in 2012, due to lower operational revenues of 11%, as well as the unfavorable impact of foreign exchange. The decline in operational revenues was primarily due to lower Prevnar revenue in the U.S., mainly due to the timing of U.S. government purchases, and the losses of exclusivity and the resulting shift in the reporting of Geodon and Revatio revenues in the U.S. and Xalatan/Xalacom revenues in the developed Europe and Australia to the Established Product unit beginning January 1, 2013. Collectively, these developments reduced Specialty Care unit revenues by $442 million, or 12%, in comparison with the first quarter of 2012. The decline in operational revenues was partially offset by the growth of Enbrel in the U.S.

•
Oncology unit revenues increased 29% in the first quarter of 2013, compared to the same period in 2012, reflecting higher operational revenues of 31%, partially offset by the unfavorable impact of foreign exchange of 2%. Operational revenues were favorably impacted by the recent launches of new products, most notably Inlyta and Xalkori in several major markets, partially offset by the decline in Sutent revenues in the U.S., EU and Japan, due to increased competition in those markets, as well as cost containment measures in the EU and Japan and some conversion from Sutent to Inlyta in Japan due to broader label in Japan.

Established Products and Emerging Markets Operating Segment

•
Established Products unit revenues decreased 16% in the first quarter of 2013 compared to the same period in 2012 due to lower operational revenues of 15%, as well as the unfavorable impact of foreign exchange. The decrease in Established Products unit operational revenues in the first quarter of 2013 was primarily due to multi-source generic competition in the U.S. for Lipitor beginning in late May 2012, as well as continuing competitive and pricing pressures. The decrease was partially offset by revenues from products in certain markets that were shifted to the Established Products unit from other business units beginning January 1, 2013.

•
Emerging Markets unit revenues increased 5% in the first quarter of 2013 compared to the same period in 2012, due to higher operational revenues of 6%, partially offset by a 1% unfavorable impact of foreign exchange. The increase in Emerging Markets unit operational revenues in the first quarter of 2013 was primarily due to strong volume growth in China, which was partially offset by the timing of government purchases of Enbrel and the Prevenar franchise in certain emerging markets as well as the transfer of certain products rights to our equity-method investment in China.
Total revenues from established products in both the Established Products and Emerging Markets units were $3.4 billion, with $1.0 billion generated in emerging markets in the first quarter of 2013.

Other Product Revenues

Animal Health Operating Segment (Zoetis)

•
Animal Health (Zoetis) revenues increased 5% in the first quarter of 2013, compared to the same period in 2012, reflecting higher operational revenues of 6%, partially offset by a 1% unfavorable impact of foreign exchange. Operational revenues from Animal Health (Zoetis) products were favorably impacted by the solid performance in both the livestock and companion animal portfolios.

Consumer Healthcare Operating Segment

•
Consumer Healthcare unit revenues increased 12% in the first quarter of 2013, compared to the same period in 2012, reflecting higher operational revenues of 12%. The operational revenue increase was primarily due to the addition of Emergen-C from the acquisition of Alacer, as well as solid growth of key products, including Advil and Robitussin, partially due to a severe cold and flu season in the U.S.

Rebates and Chargebacks

As is typical in the biopharmaceutical industry, our gross product sales are subject to a variety of deductions, that generally are estimated and recorded in the same period that the revenues are recognized and primarily represent rebates and discounts to government agencies, wholesalers, distributors and managed care organizations with respect to our pharmaceutical products. These deductions represent estimates of the related obligations and, as such, judgment and knowledge of market conditions and practice are required when estimating the impact of these sales deductions on gross sales for a reporting period. Historically, our adjustments to actual results have not been material to our overall business. On a quarterly basis, our adjustments to actual results generally have been less than 1% of biopharmaceutical net sales and can result in either a net increase or a net decrease in income. Product-specific rebate charges, however, can have a significant impact on year-over-year individual product growth trends.

The following table provides information about certain deductions from revenues:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Medicaid and related state program rebates(a)	$153	$224
Medicare rebates(a)	156	234
Performance-based contract rebates(a), (b)	567	477
Chargebacks(c)	993	932
Sales allowances(d)	1,085	1,224
Total	$2,954	$3,091

(a)	Rebates are product-specific and, therefore, for any given year are impacted by the mix of products sold.

(b)
Performance-based contract rebates include contract rebates with managed care customers within the U.S., including health maintenance organizations and pharmacy benefit managers, who receive rebates based on the achievement of contracted performance terms and claims under these contracts. Outside of the U.S., performance-based contract rebates include rebates to wholesalers/distributors based on achievement of contracted performance for specific products or sales milestones.

(c)	Chargebacks primarily represent reimbursements to wholesalers for honoring contracted prices to third parties.

(d)	Sales allowances primarily represent pharmaceutical rebates, discounts and price reductions that are contractual or legislatively mandated outside of the U.S.

The total rebates and chargebacks for the first quarter of 2013 were lower compared to the same period in 2012, primarily as a result of:

•	the impact of decreased Medicare and Medicaid rebates for certain products that have lost exclusivity;

•	changes in product mix; and

•	the impact on chargebacks of decreased sales for certain products that have lost exclusivity,

partially offset by, among other factors:

•
an increase in chargebacks for our branded products as a result of increasing competitive pressures, and increasing sales for certain generic products sold by our Greenstone unit that are subject to chargebacks; and

•	an increase in performance rebates in a number of European markets and China as a result of competitive factors and contract arrangements.

Our accruals for Medicaid rebates, Medicare rebates, performance-based contract rebates, sales allowances and chargebacks were $3.7 billion as of March 31, 2013, and $3.8 billion as of December 31, 2012, and substantially all are included in Other current liabilities in our condensed consolidated balance sheets.

Revenues—Major Biopharmaceutical Products

The following table provides revenue information for several of our major biopharmaceutical products:
		Three Months Ended
(MILLIONS OF DOLLARS)		March 31, 2013
PRODUCT	PRIMARY INDICATIONS		% Change(a)
Lyrica	Epilepsy, post-herpetic neuralgia and diabetic peripheral neuropathy, fibromyalgia, neuropathic pain due to spinal cord injury	$1,066	12
Enbrel (Outside the U.S. and Canada)	Rheumatoid, juvenile rheumatoid and psoriatic arthritis, plaque psoriasis and ankylosing spondylitis	877	(2)
Prevnar13/Prevenar 13	Vaccine for prevention of pneumococcal disease	846	(10)
Celebrex	Arthritis pain and inflammation, acute pain	653	3
Lipitor	Reduction of LDL cholesterol	626	(55)
Viagra	Erectile dysfunction	461	(7)
Zyvox	Bacterial infections	342	5
Sutent	Advanced and/or metastatic renal cell carcinoma (mRCC) and refractory gastrointestinal stromal tumors (GIST) and advanced pancreatic neuroendocrine tumor	302	1
Norvasc	Hypertension	301	(10)
Premarin family	Menopause	244	(7)
Genotropin	Replacement of human growth hormone	189	(3)
BeneFIX	Hemophilia	189	3
Vfend	Fungal infections	187	5
Chantix/Champix	An aid to smoking cessation treatment	166	(7)
Pristiq	Depression	166	10
Detrol/Detrol LA	Overactive bladder	151	(23)
Xalatan/Xalacom	Glaucoma and ocular hypertension	147	(35)
Refacto AF/Xyntha	Hemophilia	139	5
Zithromax/Zmax	Bacterial infections	116	(6)
Zoloft	Depression and certain anxiety disorders	116	(11)
Medrol	Inflammation	113	(16)
Effexor	Depression and certain anxiety disorders	105	(19)
Zosyn/Tazocin	Antibiotic	87	(32)
Tygacil	Antibiotic	87	7
Relpax	Treats the symptoms of migraine headaches	86	1
Fragmin	Anticoagulant	86	(5)
Rapamune	Immunosuppressant	84	2
Prevnar/Prevenar (7-valent)	Vaccine for prevention of pneumococcal disease	81	(41)
Cardura	Hypertension/Benign prostatic hyperplasia	76	(10)
EpiPen	Epinephrine injection used in treatment of life-threatening allergic reactions	72	24
Revatio	Pulmonary arterial hypertension (PAH)	72	(47)
Sulperazon	Antibiotic	71	22
Xanax XR	Anxiety disorders	70	3
Inlyta	Advanced renal cell carcinoma (RCC)	63	*
Aricept(b)	Alzheimer’s disease	62	(34)
Unasyn	Injectable antibacterial	56	4
Caduet	Reduction of LDL cholesterol and hypertension	56	(14)
Xalkori	Advanced non-small cell lung cancer (NSCLC)	53	212
Neurontin	Seizures	52	(10)
Inspra	Hypertension	52	6
Toviaz	Overactive bladder	52	13
Aromasin	Breast cancer	51	(9)
Dalacin/Cleocin	Antibiotic for bacterial infections	50	2
Alliance revenues(c)	Various	747	(11)
All other(d)	Various	1,878	(16)

(a)	As compared to the three months ended April 1, 2012.

(b)	Represents direct sales under license agreement with Eisai Co., Ltd.

(c)	Enbrel (in the U.S. and Canada), Spiriva, Rebif, Aricept and Eliquis.

(d)	Includes sales of generic atorvastatin.
* Calculation not meaningful.
Certain amounts and percentages may reflect rounding adjustments.

Biopharmaceutical––Selected Product Descriptions

•
Lyrica is indicated for the management of post-herpetic neuralgia, neuropathic pain associated with diabetic peripheral neuropathy, the management of fibromyalgia, neuropathic pain due to spinal cord injury, and as adjunctive therapy for adult patients with partial onset seizures in the U.S. For certain countries outside the U.S., Lyrica is indicated for neuropathic pain (peripheral and central), the management of fibromyalgia, adjunctive treatment of epilepsy and general anxiety disorder. Lyrica recorded an increase in worldwide revenues of 12% in the first quarter of 2013, compared to the same period in 2012. Internationally, Lyrica revenues increased 12% in the first quarter of 2013, compared to the same period in 2012, with the growth due to a focus on enhancing the neuropathic pain diagnosis and treatment rates, the successful re-launch of the general anxiety disorder indication in the EU and physician education regarding neuropathic pain in Japan. Foreign exchange had an unfavorable impact on international revenues of 2% in the first quarter of 2013, compared to the same period in 2012. In the U.S., revenues increased 11% in the first quarter of 2013, compared to the same period in 2012. Notwithstanding these increases, U.S. revenues continue to be affected by increased competition from generic versions of competitive medicines, as well as managed care pricing and formulary pressures.

•
Enbrel, for the treatment of moderate-to-severe rheumatoid arthritis, polyarticular juvenile rheumatoid arthritis, psoriatic arthritis, plaque psoriasis and ankylosing spondylitis, a type of arthritis affecting the spine, recorded a decrease in worldwide revenues, excluding the U.S. and Canada, of 2% in the first quarter of 2013, compared to the same period in 2012, primarily due to the unfavorable impact of foreign exchange and the timing of government purchases of Enbrel in certain emerging markets, partially offset by the overall growth in the anti-tumor necrosis factor (TNF) biologic market.

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

•
Prevnar 13/Prevenar 13 is our 13-valent pneumococcal conjugate vaccine for the prevention of various syndromes of pneumococcal disease in infants and young children and in adults 50 years of age and older. Prevnar 13/Prevenar 13 for use in infants and young children is marketed in the U.S. for the prevention of invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13 and otitis media caused by the seven serotypes in Prevnar, and in the EU and many other international markets for the prevention of invasive pneumococcal disease, otitis media and pneumococcal pneumonia caused by the vaccine serotypes. In 2011, we received approval of Prevnar 13/Prevenar 13 for use in adults 50 years of age and older in the U.S. for the prevention of pneumococcal pneumonia and invasive pneumococcal disease caused by the 13 serotypes in Prevnar 13, and in the EU for the prevention of invasive pneumococcal disease caused by the vaccine serotypes. To date, Prevenar 13 for use in adults 50 years of age and older has been approved in over 85 countries and launched in over 55 countries. On January 25, 2013, the U.S. FDA granted approval for the expansion of Prevnar 13 for use in children ages 6 to 17 years for active immunization for the prevention of invasive disease caused by the 13 vaccine serotypes. EU approval for use in children 6 to 17 years of age was received on January 7, 2013. Worldwide revenues for Prevnar 13/Prevenar 13 decreased 10% in the first quarter of 2013, compared to the same period in 2012. In the U.S., revenues for Prevnar 13 decreased 19% in the first quarter of 2013, compared to the same period in 2012, primarily as a result of the timing of government purchases.

We currently are conducting the Community-Acquired Pneumonia Immunization Trial in Adults (CAPiTA) to fulfill requirements in connection with the FDA’s approval of the Prevnar 13 adult indication under its accelerated approval program. CAPiTA is an efficacy trial involving subjects 65 years of age and older that is designed to evaluate whether Prevnar 13 is effective in preventing the first episode of community-acquired pneumonia caused by the serotypes contained in the vaccine. We estimate that this event-driven trial will be completed in the second half of 2013. At its regular meeting held on February 22, 2012, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) indicated that it will defer voting on a recommendation for the routine use of Prevnar 13 in adults 50 years of age and older until the results of CAPiTA, as well as data on the impact of pediatric use of Prevnar 13 on the disease burden and serotype distribution among adults, are available. The rate of uptake for the use of Prevnar 13 in adults 50 years of age and older has been impacted by ACIP’s decision to defer voting on a recommendation for the routine use of Prevnar 13 in that population. At its regular meeting held on June 20, 2012, ACIP voted to recommend the use of Prevnar 13 for adults 19 years of age and older with immuno-compromising conditions such as HIV infections, cancer, advanced kidney disease and other immuno-compromising conditions. This recommendation is based on the disproportionate burden of invasive pneumococcal disease in this patient population.

•
Celebrex, indicated for the treatment of the signs and symptoms of osteoarthritis and rheumatoid arthritis worldwide and for the management of acute pain in adults in the U.S., Japan and certain markets in the EU, recorded an increase in worldwide revenues of 3% in the first quarter of 2013, compared to the same period in 2012. Strong operational performance in the U.S. was primarily driven by price increases, as well as strong market growth, partially offset by continued volume erosion due to ongoing generic pressures and higher rebates. However, Celebrex continued to slow the rate of volume erosion due to strong direct-to-consumer and field force promotion. Strong operational performance in international markets was driven by growth in Japan in the low back pain indication and in emerging markets in the rheumatology and orthopedic sectors, partially offset by lower developed Europe revenues in the first quarter of 2013, compared to the same period in 2012. Celebrex is supported by continued educational and promotional efforts highlighting its efficacy and safety profile for appropriate patients.

▪
Lipitor is for the treatment of elevated LDL-cholesterol levels in the blood. Branded Lipitor recorded worldwide revenues of $626 million, a decrease of 55%, in the first quarter of 2013, compared to the same period in 2012 due to:

▪
the impact of loss of exclusivity in Japan in June 2011 (with generic competition occurring in November 2011), the U.S. (with generic competition occurring in November 2011 and multi-source generic competition occurring in May 2012), Australia in April 2012 and most of developed Europe in March 2012 and May 2012;

▪	the continuing impact of an intensely competitive lipid-lowering market with competition from generics and branded products worldwide; and

▪	increased payer pressure worldwide, including the need for flexible rebate policies.

Geographically,

▪	in the U.S., branded Lipitor revenues were $171 million, a decrease of 55% in the first quarter of 2013, compared to the same period in 2012; and

▪
in our international markets, branded Lipitor revenues were $455 million, a decrease of 55% in the first quarter of 2013, compared to the same period in 2012. Foreign exchange had an unfavorable impact on international revenues of $6 million in the first quarter of 2013, compared to the same period in 2012.

Revenues from sales of generic atorvastatin also declined in the first quarter of 2013 compared to the year-ago quarter. Revenues from those sales are included in “All other” in the major biopharmaceutical products table above.

See the “Our Operating Environment” section of this MD&A for a discussion concerning losses of exclusivity for Lipitor in various markets.

•
Viagra is indicated for the treatment for erectile dysfunction. Viagra worldwide revenues decreased 7% in the first quarter of 2013, compared to the same period in 2012. U.S. revenues decreased 9% in the first quarter 2013, compared to the same period in 2012, primarily due to lower prescription volume and increased chargebacks. International revenues decreased 5% compared to the same period in 2012, primarily due to branded and generic competitive pressure in developed Europe, developed markets and emerging markets, due to the impact of herbal and generic competition.

•
Zyvox is the world’s best-selling branded agent among those used to treat serious Gram-positive pathogens, including methicillin-resistant staphylococcus-aureus. Zyvox worldwide revenues increased 5% in the first quarter of 2013, compared to the same period in 2012, primarily due to growth in developed markets overall and emerging markets.

•
Sutent is indicated for the treatment of advanced renal cell carcinoma, including metastatic renal cell carcinoma (mRCC); gastrointestinal stromal tumors after disease progression on, or intolerance to, imatinib mesylate; and advanced pancreatic neuroendocrine tumor. Sutent worldwide revenues increased 1% in the first quarter of 2013, compared to the same period in 2012, due to increases in uptake in key emerging markets, most notably China, Brazil and Poland, which more than offset decreases in developed markets due to increased competition, cost containment measures in the EU and Japan, as well as some conversion from Sutent to Inlyta in Japan due to broader label in Japan.

•
Norvasc, for treating hypertension, lost exclusivity in the U.S. and other major markets in 2007 and in Canada in 2009. Norvasc worldwide revenues decreased 10% in the first quarter of 2013, compared to the same period in 2012.

•
Our Premarin family of products helps women address moderate-to-severe menopausal symptoms. It recorded a decrease in worldwide revenues of 7% in the first quarter of 2013, compared to the same period in 2012. U.S. revenues decreased 7% in the first quarter of 2013, compared to the same period in 2012, primarily driven by volume declines of Premarin/Prempro due to generic competition, as well as increased rebates, partially offset by volume growth of Premarin Vaginal Cream and a price increase in January 2013. Internationally, revenues were relatively flat compared to the same period in 2012.

•
Genotropin, one of the world’s leading human growth hormones, is used in children for the treatment of short stature with growth hormone deficiency, Prader-Willi Syndrome, Turner Syndrome, Small for Gestational Age Syndrome, Idiopathic Short Stature (in the U.S. only) and Chronic Renal Insufficiency (outside the U.S. only), as well as in adults with growth hormone deficiency. Genotropin is supported by a broad platform of innovative injection-delivery devices and patient-support programs. Genotropin worldwide revenues decreased 3% in the first quarter of 2013, compared to the same period in 2012.

•
BeneFIX and ReFacto AF/Xyntha are hemophilia products using state-of-the-art manufacturing that assist patients with their lifelong bleeding disorders. BeneFIX is the only available recombinant factor IX product for the treatment of hemophilia B, while ReFacto AF/Xyntha is a recombinant factor VIII product for the treatment of hemophilia A. Both products are indicated for the control and prevention of bleeding in patients with these disorders and in some countries are also indicated for prophylaxis in certain situations, such as surgery. BeneFIX recorded an increase in worldwide revenues of 3% in the first quarter of 2013, compared to the same period in 2012, primarily as a result of increases in the U.S. due to a launch of the new 3000 International Unit vial and price increases. ReFacto AF/Xyntha recorded an increase in worldwide revenues of 5% in the first quarter of 2013, compared to the same period in 2012, driven by the successful transition of patients to Xyntha as a result of securing a government contract in Australia, continued patient conversion to Xyntha in the U.S., as well as the successful launch of the ReFacto AF dual chamber syringe in several European countries.

•
Vfend is a broad-spectrum agent for treating yeast and molds. Vfend worldwide revenues increased 5% in the first quarter of 2013, compared to the same period in 2012. International revenues increased 11% in the first quarter of 2013, compared to the same period in 2012, primarily due to increased market share in Japan. Revenues in the U.S. decreased 32% in the first quarter of 2013, compared to the same period in 2012, primarily due to the loss of exclusivity of Vfend tablets and the launch of generic voriconazole (generic Vfend) in February 2011.

•
Chantix/Champix is an aid to smoking-cessation treatment in adults 18 years of age and older. Chantix/Champix worldwide revenues decreased 7% in the first quarter of 2013, compared to the same period in 2012, primarily due to negative media exposure across several key markets and macro-economic decline, which decreased patient willingness to pay out of pocket. We are continuing our educational and promotional efforts, which are focused on addressing the significant health consequences of smoking, highlighting the Chantix/Champix benefit-risk proposition, emphasizing the importance of the physician-patient dialogue in helping patients quit smoking and identifying alternative treatment-funding models.

•
Pristiq is approved for the treatment of major depressive disorder in the U.S. and in various other countries. Pristiq has also been approved for treatment of moderate-to-severe vasomotor symptoms (VMS) associated with menopause in Thailand, Mexico, the Philippines and Ecuador. Pristiq recorded an increase in worldwide revenues of 10% in the first quarter of 2013, compared to the same period in 2012, primarily due to prescription growth in Canada and Australia and, in the U.S., lower contract rebates and a price increase.

•
Detrol/Detrol LA, a muscarinic receptor antagonist, is one of the leading branded medicines worldwide for overactive bladder. Detrol LA is an extended-release formulation taken once a day. Detrol/Detrol LA worldwide revenues decreased 23% in the first quarter of 2013, compared to the same period in 2012, primarily due to loss of exclusivity for Detrol IR and Detrol LA in the EU in 2012 and the launch of Detrol IR generics in the U.S. in 2012. Generic competition for Detrol LA in the U.S. is expected in the first quarter of 2014.

•
Xalabrands consists of Xalatan, a prostaglandin, which is a branded agent used to reduce elevated eye pressure in patients with open-angle glaucoma or ocular hypertension, and Xalacom, a fixed combination prostaglandin (Xalatan) and beta blocker (timolol) available outside the U.S. Xalatan/Xalacom worldwide revenues decreased 35% in the first quarter of 2013, compared to the same period in 2012. Lower revenues were due primarily to the loss of exclusivity in the U.S. in March 2011 and in the majority of European markets in January 2012.

•
Revatio is for the treatment of pulmonary arterial hypertension (PAH). Worldwide revenues decreased 47% in the first quarter of 2013, compared to the same period in 2012. Revenues in the first quarter of 2013 were impacted by the loss of exclusivity for Revatio tablet in the U.S. in September 2012. Revatio intravenous injection will lose exclusivity in the U.S. in May 2013.

•
Inlyta, for the treatment of patients with advanced renal cell carcinoma after failure of a prior systemic treatment, is approved in the U.S. (January 2012), Switzerland, Japan (June 2012), Canada, Australia, South Korea, the EU (September

2012) and some emerging markets, (exact indications vary by region). Inlyta recorded worldwide revenues of $63 million in the first quarter of 2013.

•
Xalkori, for the treatment of patients with locally advanced or metastatic non-small cell lung cancer (NSCLC) that is anaplastic lymphoma kinase (ALK)-positive as detected by an FDA-approved test, was approved by the FDA in August 2011. In developed markets, Xalkori has also been approved in Japan, South Korea, Canada and Switzerland, and it received conditional marketing authorization in the EU in October 2012. In addition, it has been approved in China, Russia, Mexico, India and Turkey, as well as other emerging markets, and has been filed in a number of other countries, including Brazil. Xalkori recorded worldwide revenues of $53 million in the first quarter of 2013, with 53% of those revenues generated in the U.S.

•
Xeljanz was approved in the U.S. in November 2012 and in Japan in March 2013 for the treatment of adult patients with moderately to severely active rheumatoid arthritis who have had an inadequate response or intolerance to methotrexate, to be used as monotherapy or in combination with methotrexate or other nonbiologic disease-modifying antirheumatic drugs. Xeljanz recorded worldwide revenues of $11 million in the first quarter of 2013. See the “Research and Development—Product Developments—Biopharmaceutical” section of this MD&A for a discussion of the status of the regulatory submission for Xeljanz (tofacitinib) in the EU.

•
Alliance revenues worldwide decreased 11% in the first quarter of 2013, compared to the same period in 2012, mainly due to the loss of exclusivity for Aricept 5mg and 10mg tablets in the U.S. in November 2010 and the entry of multi-source generic competition in the U.S. in May 2011, as well as the loss of exclusivity in many major European markets in February 2012, and lower revenues for Spiriva in certain European countries, Canada and Australia due to the expiration of our collaboration with BI in those countries, partially offset by the strong performance of Enbrel and Rebif in the U.S. We expect that the Aricept 23mg tablet will have exclusivity in the U.S. until July 2013. See the “The Industry-Specific Challenges” section of this MD&A for a discussion regarding the expiration of various contract rights relating to Aricept, Spiriva, Enbrel and Rebif. Eliquis (apixaban) is being jointly developed and commercialized by Pfizer and Bristol-Myers Squibb (BMS). In 2012, Eliquis (apixaban) was approved to reduce the risk of stroke and systemic embolism in patients with nonvalvular atrial fibrillation in the 27 countries of the EU, plus Iceland and Norway, Canada, Japan and the U.S. To date, we have launched Eliquis in the U.S., UK, Germany, Denmark and Japan. The two companies share commercialization expenses and profit/losses equally on a global basis.

•	Embeda—The required stability programs are underway, and we are working toward a submission with the FDA in 2013.

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

The following table provides information by operating segment about our R&D expenses (see also Notes to Condensed Consolidated Financial Statements—Note 13. Segment, Geographic and Other Revenue Information):

	R&D Expenses
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Primary Care(a)	$223	$241	(7)
Specialty Care and Oncology(a)	404	373	8
Established Products and Emerging Markets(a)	64	73	(12)
Other(a), (b)	111	112	(1)
Worldwide Research and Development/Pfizer Medical(c)	653	673	(3)
Corporate and other(d)	345	590	(42)
Total Research and Development Expenses	$1,800	$2,062	(13)

(a)
Our operating segments, in addition to their sales and marketing responsibilities, are responsible for certain development activities. Generally, these responsibilities relate to additional indications for in-line products and in-process research and development (IPR&D) projects that have achieved proof-of-concept. R&D spending may include upfront and milestone payments for intellectual property rights.

(b)	Includes the Animal Health operating segment (Zoetis) and the Consumer Healthcare operating segment.

(c)
Worldwide Research and Development is generally responsible for human health research projects until proof-of-concept is achieved, and then for transitioning those projects to the appropriate business unit for possible clinical and commercial development. R&D spending may include upfront and milestone payments for intellectual property rights. This organization also has responsibility for certain science-based and other platform-services organizations, which provide technical expertise and other services to the various R&D projects. Worldwide Research and Development is also responsible for all human-health-related regulatory submissions and interactions with regulatory agencies, including all safety event activities. Pfizer Medical is responsible for quality assurance and regulatory compliance activities, which include conducting clinical trial audits and readiness reviews. The decrease in the first quarter of 2013 compared to the same period in 2012 results from cost savings associated with the R&D productivity initiative announced on February 1, 2011 (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

(d)
Corporate and other includes unallocated costs, primarily facility costs, information technology, share-based compensation, and restructuring-related costs. The decrease in the first quarter of 2013 primarily results from lower charges relating to implementing our cost-reduction and productivity initiatives (see the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A).

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

We continue to transform our global research and development organization and pursue strategies intended to improve innovation and overall productivity in R&D with the goal/objective of building a sustainable pipeline that will deliver value in the near term and over time. Our R&D priorities include: delivering a pipeline of differentiated therapies with the greatest scientific and commercial promise, innovating new capabilities that can position Pfizer for long-term leadership and creating new models for biomedical collaboration that will expedite the pace of innovation and the system's overall productivity. To that end, our research primarily focuses on five high-priority areas that have a mix of small molecules and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines.

Our development pipeline, which is updated quarterly, can be found at www.pfizer.com/pipeline. It includes an overview of our research and a list of compounds in development with targeted indication, phase of development and, for late-stage programs, mechanism of action. The information currently in our development pipeline is accurate as of May 9, 2013.

The following series of tables provides information about significant regulatory actions by, and filings pending with, the FDA and regulatory authorities in the EU and Japan, as well as additional indications and new drug candidates in late-stage development.

RECENT FDA APPROVALS
PRODUCT	INDICATION	DATE APPROVED
Eliquis (Apixaban)(a)	Prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	December 2012
Xeljanz (Tofacitinib)	Treatment of moderate-to-severe active rheumatoid arthritis	November 2012
Bosulif (Bosutinib)	Treatment of previously treated chronic myelogenous leukemia	September 2012
Lyrica (Pregabalin) Capsules CV	Treatment of neuropathic pain due to spinal cord injury	June 2012
Elelyso (Taliglucerase Alfa)(b)	Treatment of adults with a confirmed diagnosis of type 1 Gaucher disease	May 2012

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

(b)
In November 2009, we entered into a license and supply agreement with Protalix BioTherapeutics, which, as amended, provides us exclusive worldwide rights, except in Israel and Brazil, to develop and commercialize Elelyso (taliglucerase alpha) for the treatment of Gaucher disease.

PENDING U.S. NEW DRUG APPLICATIONS (NDA) AND SUPPLEMENTAL FILINGS
PRODUCT	INDICATION	DATE FILED*
Bazedoxifene-conjugated estrogens	Treatment of symptoms associated with menopause and osteoporosis	December 2012
Tafamidis meglumine(a)	Treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	February 2012
Genotropin (Somatropin rDNA Origin)(b)	Replacement of human growth hormone deficiency (Mark VII multidose disposable device)	December 2009
Celebrex (Celecoxib)(c)	Chronic pain	October 2009
Remoxy (Oxycodone Hydrochloride)(d)	Management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time	August 2008
Spiriva (Tiotropium Bromide)(e)	Respimat device for chronic obstructive pulmonary disease	January 2008
Viviant (Bazedoxifene)(f)	Osteoporosis treatment and prevention	August 2006
* The dates set forth in this column are the dates on which the FDA accepted our submissions.

(a)
In May 2012, the FDA's Peripheral and Central Nervous System Drugs Advisory Committee voted that the tafamidis meglumine data provide substantial evidence of efficacy for a surrogate endpoint that is reasonably likely to predict a clinical benefit. In June 2012, the FDA issued a “complete response” letter with respect to the tafamidis NDA. The FDA has requested the completion of a second efficacy study and also has asked for additional information on the data within the current tafamidis NDA. We are continuing to work with the FDA to define a path forward.

(b)
In April 2010, we received a “complete response” letter from the FDA for the Genotropin Mark VII multidose disposable device submission. In August 2010, we submitted our response to address the requests and recommendations included in the FDA letter. In April 2011, we received a second “complete response” letter from the FDA, requesting additional information. We are working to address the FDA's requests for additional information.

(c)
In June 2010, we received a “complete response” letter from the FDA for the Celebrex chronic pain supplemental NDA. The supplemental NDA remains pending while we await the completion of ongoing studies to determine next steps.

(d)
In 2005, King Pharmaceuticals, Inc. (King) entered into an agreement with Pain Therapeutics, Inc. (PT) to develop and commercialize Remoxy. In August 2008, the FDA accepted the NDA for Remoxy that had been submitted by King and PT. In December 2008, the FDA issued a “complete response” letter. In March 2009, King exercised its right under the agreement with PT to assume sole control and responsibility for the development of Remoxy. In December 2010, King resubmitted the NDA for Remoxy with the FDA. In June 2011, we and PT announced that a “complete response” letter was received from the FDA with regard to the resubmission of the NDA. We have been working to address the issues raised in the letter, which primarily relate to manufacturing. We met with the FDA in March 2013 to discuss our plan to address the June 2011 "complete response" letter. We received written guidance from the FDA in May regarding required next steps, including additional clinical studies, to address the letter. Based on that guidance, we are considering our options with respect to Remoxy. If we elect to continue development of Remoxy, we would not expect to submit a response to the “complete response” letter before mid-2015.

(e)
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

(f)
Two “approvable” letters were received by Wyeth in April and December 2007 from the FDA for Viviant (bazedoxifene), for the prevention of post-menopausal osteoporosis, that set forth the additional requirements for approval. In May 2008, Wyeth received an “approvable” letter from the FDA for the treatment of post-menopausal osteoporosis. The FDA is seeking additional data, and we have been systematically working through these requirements and seeking to address the FDA's concerns. In February 2008, the FDA advised Wyeth that it expects to convene an advisory committee to review the pending NDAs for both the treatment and prevention indications after we submit our response to the “approvable” letters. If and when our NDA for bazedoxifene-conjugated estrogens is approved by the FDA, we will reassess the next steps regarding our NDAs for Viviant. In April 2009, Wyeth received approval in the EU for CONBRIZA (the EU trade name for Viviant) for the treatment of post-menopausal osteoporosis in women at increased risk of fracture. Viviant was also approved in Japan in July 2010 for the treatment of post-menopausal osteoporosis and in South Korea in November 2011 for the treatment and prevention of post-menopausal osteoporosis.

REGULATORY APPROVALS AND FILINGS IN THE EU AND JAPAN
PRODUCT	DESCRIPTION OF EVENT	DATE APPROVED	DATE FILED*
Bosulif (Bosutinib)	Conditional marketing authorization in the EU for treatment of previously treated chronic myelogenous leukemia	March 2013	—
Xeljanz (Tofacitinib)	Approval in Japan for treatment of rheumatoid arthritis	March 2013	—
Tafamidis meglumine	Application filed in Japan for treatment of transthyretin familial amyloid polyneuropathy (TTR-FAP)	—	February 2013
Lyrica (Pregabalin)	Approval in Japan for treatment of neuropathic pain	February 2013	—
Eliquis (Apixaban)(a)	Approval in Japan for prevention of ischemic stroke and systemic embolism in patients with nonvalvular atrial fibrillation	December 2012	—
Toviaz (Fesoterodine)	Approval in Japan for treatment of overactive bladder	December 2012	—
Eliquis (Apixaban)(a)	Approval in the EU for prevention of stroke and systemic embolism in patients with nonvalvular atrial fibrillation	November 2012	—
Xalkori (Crizotinib)	Conditional marketing authorization in the EU for treatment of previously treated ALK-positive advanced non-small cell lung cancer	October 2012	—
Inlyta (Axitinib)	Approval in the EU for treatment of advanced renal cell carcinoma after failure of prior systemic treatment	September 2012	—
Sutent (Sunitinib)	Approval in Japan for treatment of pancreatic neuroendocrine tumor	August 2012	—
Bazedoxifene-conjugated estrogens	Application filed in the EU for treatment of symptoms associated with menopause and osteoporosis	—	July 2012
Prevenar 13 Infant	Application filed in Japan for prevention of invasive pneumococcal disease in infants and young children	—	July 2012
Lyrica (Pregabalin)	Approval in Japan for treatment of fibromyalgia	June 2012	—
Inlyta (Axitinib)	Approval in Japan for treatment of renal cell carcinoma not indicated for curative resection, metastatic renal cell carcinoma	June 2012	—
Tofacitinib(b)	Application filed in the EU for treatment of moderate-to-severe active rheumatoid arthritis	—	November 2011

*	For applications in the EU, the dates set forth in this column are the dates on which the European Medicines Agency (EMA) validated our submissions.

(a)	This indication for Eliquis (apixaban) was developed and is being commercialized in collaboration with BMS.

(b)
In April 2013, the EMA's Committee for Medicinal Products for Human Use (CHMP) issued an opinion recommending against approval of tofacitinib for the treatment of adult patients with moderate-to-severe active rheumatoid arthritis. We are seeking a re-examination of the opinion by the CHMP.

LATE-STAGE CLINICAL PROGRAMS FOR ADDITIONAL USES AND DOSAGE FORMS FOR IN-LINE AND IN-REGISTRATION PRODUCTS
PRODUCT	INDICATION
Eliquis (Apixaban)	For the prevention and treatment of venous thromboembolism, which is being developed in collaboration with BMS
Inlyta (Axitinib)	Oral and selective inhibitor of vascular endothelial growth factor (VEGF) receptor 1, 2 & 3 for the treatment of adjuvant renal cell carcinoma (Asia only)
Lyrica (Pregabalin)	Peripheral neuropathic pain; CR (once-a-day) dosing
Sutent (Sunitinib)	Adjuvant renal cell carcinoma
Tofacitinib	A JAK kinase inhibitor for the treatment of psoriasis and ulcerative colitis
Xalkori (Crizotinib)	An oral ALK and c-Met inhibitor for the treatment of ALK-positive 1st and 2nd line (supports potential full approval in the U.S.) non-small cell lung cancer
Zithromax/chloroquine	Malaria

NEW DRUG CANDIDATES IN LATE-STAGE DEVELOPMENT
CANDIDATE	INDICATION
ALO-02	A Mu-type opioid receptor agonist for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time
Dacomitinib
A pan-HER tyrosine kinase inhibitor for the treatment of patients with advanced non-small cell lung cancer after at least one chemotherapy regimen or resistant or refractory to prior therapy regimen, including EGFR TKI; also, first-line treatment of patients with advanced non-small cell lung cancer with EGFR activating mutations

Inotuzumab ozogamicin
An antibody drug conjugate, consisting of an anti-CD22 monotherapy antibody linked to a cytotoxic agent, calicheamycin, for the treatment of aggressive Non-Hodgkin's Lymphoma and acute lymphoblastic leukemia

MnB rLP2086 (PF-05212366)	A prophylactic vaccine for prevention of Neisseria meningitidis serogroup B invasive disease in adolescents and young adults (ages 11-25)
Palbociclib (PD-0332991)
An oral and selective reversible inhibitor of the CDK 4 and 6 kinases for the treatment of patients with estrogen receptor-positive, human epidermal growth factor receptor 2- negative advanced breast cancer

Tanezumab(a)	An anti-nerve growth factor monoclonal antibody for the treatment of pain (on clinical hold)

(a)
The FDA's partial clinical hold placed on nerve growth factor (NGF) inhibitors in 2010 due to adverse events involving joint destruction was lifted completely from the tanezumab program for all indications in August 2012 as a result of a submission by Pfizer to the FDA in July 2012. In December 2012, the FDA placed a new partial clinical hold on the development of NGF inhibitors, including tanezumab. The partial clinical hold was based on peripheral nervous system effects observed in animal studies conducted with NGF inhibitors by other companies. Current and future studies of tanezumab in cancer pain are not affected by this partial clinical hold. We are working with the FDA to determine the appropriate path forward.

Additional product-related programs are in various stages of discovery and development. Also, see the discussion in the “Our Business Development Initiatives” section of this MD&A.

COSTS AND EXPENSES

Cost of Sales

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Cost of sales	$2,652	$2,745	(3)

Cost of sales decreased 3% in the first quarter of 2013, compared to the same period in 2012, primarily due to:

•
lower costs related to our global cost-reduction/productivity initiatives and acquisition-related costs, as well as increased benefits generated from the ongoing productivity initiatives to streamline the manufacturing network, partially offset by:

•	an unfavorable shift in geographic, product and business mix due to products that lost exclusivity in various markets.

Selling, Informational and Administrative (SI&A) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Selling, informational and administrative expenses	$3,585	$3,968	(10)

SI&A expenses decreased 10% in the first quarter of 2013, compared to the same period in 2012, primarily due to:

•	savings generated from a reduction in the field force, partly in response to product losses of exclusivity;

•	more streamlined corporate support functions; and

•	the favorable impact of foreign exchange of 1%.

Research and Development (R&D) Expenses

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Research and development expenses	$1,800	$2,062	(13)

R&D expenses decreased 13% in the first quarter of 2013, compared to the same period in 2012, primarily due to:

•	savings generated by the discontinuation of certain therapeutic areas and R&D programs in connection with our previously announced global cost-reduction/productivity initiatives.

Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Costs associated with acquisitions and cost-reduction/productivity initiatives	$312	$1,000	(69)

We incur significant costs in connection with acquiring, integrating and restructuring businesses and in connection with our global cost-reduction/productivity initiatives. For example:

•
In connection with acquisition activity, we typically incur costs associated with executing the transactions, integrating the acquired operations (which may include expenditures for consulting and the integration of systems and processes), and restructuring the combined company (which may include charges related to employees, assets and activities that will not continue in the combined company); and

•
In connection with our cost-reduction/productivity initiatives, we typically incur costs and charges associated with site closings and other facility rationalization actions, workforce reductions and the expansion of shared services, including the development of global systems.

All of our businesses and functions may be impacted by these actions, including sales and marketing, manufacturing and research and development, as well as groups such as information technology, shared services and corporate operations. Since the acquisition of Wyeth on October 15, 2009, our cost-reduction initiatives announced on January 26, 2009, but not completed as of December 31, 2009, were incorporated into a comprehensive plan to integrate Wyeth’s operations to generate cost savings and to capture synergies across the combined company. In addition, on February 1, 2011, among our ongoing cost-reduction/productivity initiatives, we announced a new productivity initiative to accelerate our strategies to improve innovation and productivity in R&D by prioritizing areas that we believe have the greatest scientific and commercial promise, utilizing appropriate risk/return profiles and focusing on areas with the highest potential to deliver value in the near term and over time.

Cost-Reduction Goals

With respect to the January 26, 2009 announcements, and our acquisition of Wyeth on October 15, 2009, in the aggregate, we achieved our cost-reduction goal by the end of 2011, a year earlier than expected, and are continuing to generate cost reductions.

With respect to the R&D productivity initiative announced on February 1, 2011, we met our goal to achieve significant reductions in our annual R&D expenses by the end of 2012. Adjusted R&D expenses were $7.3 billion in 2012, and were $1.7 billion in the first quarter of 2013, and we expect adjusted R&D expenses to be approximately $6.5 billion to $7.0 billion in 2013. For an understanding of adjusted R&D expenses, see the “Adjusted Income” section of this MD&A.

In addition to these major initiatives, we continuously monitor our organizations for cost reduction and/or productivity opportunities.

Total Costs

Through March 31, 2013, we incurred approximately $15.0 billion (pre-tax) in cost-reduction and acquisition-related costs (excluding transaction costs) in connection with the aforementioned initiatives. This $15.0 billion is a component of the $15.7 billion (pre-tax) in total restructuring charges incurred from the beginning of our cost-reduction/productivity initiatives in 2005 through March 31, 2013. See Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives for more information. In 2013, we expect to incur approximately $500-$800 million (after tax) in costs in connection with our ongoing cost-reduction/productivity initiatives and have reflected those costs, as well as the related expected cost reductions of approximately $1.0 billion (pre-tax), in our 2013 financial guidance. See also the “Our Financial Guidance for 2013” section of this MD&A.

Key Activities

The targeted cost reductions were achieved through the following actions, and we continue to generate cost reductions through similar actions:

•
The closing of duplicative facilities and other site rationalization actions Company-wide, including research and development facilities, manufacturing plants, sales offices and other corporate facilities. Among the more significant actions are the following:

◦
Manufacturing: After the acquisition of Wyeth, our manufacturing sites totaled 75. Other acquisitions have added 21 manufacturing sites, and we have subsequently exited 15 sites, resulting in 81 sites supporting continuing operations as of March 31, 2013. Our plant network strategy will result in the exit of a further six sites over the next several years. These site counts exclude five Nutrition business-related manufacturing sites as the Nutrition business was sold in 2012. See Notes to Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures for more information.

◦
Research and Development: After the acquisition of Wyeth, we operated in 20 R&D sites and announced that we would close a number of sites. We have completed a number of site closures, including our Sandwich, U.K. research and development facility, except for a small presence. In addition, in 2011, we rationalized several other sites to reduce and optimize the overall R&D footprint. We disposed of our toxicology site in Catania, Italy; exited our R&D sites in Aberdeen and Gosport, U.K.; and disposed of a vacant site in St. Louis, MO. We still maintain laboratories in St. Louis, MO, that focus on the areas of biologics and indications discovery. We are presently marketing for sale, lease or sale/lease-back, either a portion of or all of certain of our R&D campuses. Locations with R&D operations are in the U.S., Europe, Canada and China, with five major research sites in addition to a number of specialized units. We also re-prioritized our commitments to disease areas and have discontinued certain therapeutic areas and R&D programs as part of our R&D productivity initiative. Our research primarily focuses on five high-priority areas that have a mix of small and large molecules—immunology and inflammation; oncology; cardiovascular and metabolic diseases; neuroscience and pain; and vaccines.

•
Workforce reductions across all areas of our business and other organizational changes, primarily in the U.S. field force, manufacturing, R&D and corporate functions. We identified areas for a reduction in workforce across all of our businesses. In January 2009, when Pfizer and Wyeth entered into the merger agreement, the workforce of the two companies totaled approximately 130,000. We exceeded our original target to reduce the combined Pfizer/Wyeth workforce by 15%, or 19,500, within three years. By the end of 2012, we achieved a reduction of 38,500, and by the end of the first quarter of 2013, we achieved a reduction of 40,600. In the first quarter of 2013, the workforce declined by 2,100, from 91,500 to 89,400, primarily in Primary Care and Emerging Markets. The aforementioned workforce reductions include the impact of acquisitions and divestitures subsequent to the Wyeth acquisition.

•	The increased use of shared services and centers of excellence.

•	Procurement savings.

The following table provides the components of costs associated with acquisitions and cost-reduction/productivity initiatives:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Integration costs(a)	$39	$100
Restructuring charges:(b)
Employee terminations	(20)	267
Asset impairments	105	218
Exit costs	14	12
Restructuring charges and certain acquisition-related costs	138	597
Additional depreciation––asset restructuring recorded in our condensed consolidated statements of income as follows:(c)
Cost of sales	33	79
Selling, informational and administrative expenses	12	2
Research and development expenses	90	259
Total additional depreciation––asset restructuring	135	340
Implementation costs recorded in our condensed consolidated statements of income as follows:(d)
Cost of sales	6	—
Selling, informational and administrative expenses	30	15
Research and development expenses	3	48
Total implementation costs	39	63
Total costs associated with acquisitions and cost-reduction/productivity initiatives	$312	$1,000

(a)
Integration costs represent external, incremental costs directly related to integrating acquired businesses, and primarily include expenditures for consulting and the integration of systems and processes.

(b)
From the beginning of our cost-reduction/productivity initiatives in 2005 through March 31, 2013, Employee termination costs represent the expected reduction of the workforce by approximately 62,000 employees, mainly in manufacturing and sales and research, of which approximately 54,000 employees have been terminated as of March 31, 2013. For the three months ended March 31, 2013, the credit to employee terminations reflects a change in estimate related to the number of employees to be terminated and the expected total cost of planned terminations.

The restructuring charges for the three months ended March 31, 2013 are associated with the following:

•
Primary Care operating segment ($5 million income), Specialty Care and Oncology operating segment ($6 million), Established Products and Emerging Markets operating segment ($11 million), other operating segments ($2 million), research and development operations ($2 million), manufacturing operations ($4 million) and Corporate ($79 million).

The restructuring charges for the three months ended April 1, 2012 are associated with the following:

•
Primary Care operating segment ($3 million), Specialty Care and Oncology operating segment ($3 million), Established Products and Emerging Markets operating segment ($3 million), other operating segments ($6 million), research and development operations ($12 million), manufacturing operations ($152 million) and Corporate ($318 million).

(c)	Additional depreciation––asset restructuring represents the impact of changes in the estimated useful lives of assets involved in restructuring actions.

(d)	Implementation costs represent external, incremental costs directly related to implementing our non-acquisition-related cost-reduction/productivity initiatives.

The following table provides the components of and changes in our restructuring accruals:
(MILLIONS OF DOLLARS)	Employee Termination Costs/(Credits)	Asset Impairment Charges	Exit Costs	Accrual
Balance, December 31, 2012(a)	$1,793	$—	$157	$1,950
Provision	(20)	105	14	99
Utilization and other(b)	(340)	(105)	(33)	(478)
Balance, March 31, 2013(c)	$1,433	$—	$138	$1,571

(a)	Included in Other current liabilities ($1.2 billion) and Other noncurrent liabilities ($731 million).

(b)	Includes adjustments for foreign currency translation.

(c)	Included in Other current liabilities ($919 million) and Other noncurrent liabilities ($652 million).

Other Deductions––Net

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Other deductions—net	$170	$1,658	(90)

Other deductions––net changed favorably by $1.5 billion in the first quarter of 2013, compared to the same period in 2012, primarily due to:

•
charges for litigation-related matters that changed favorably by approximately $897 million in the first quarter of 2013 compared to the same period in 2012 (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net); and

•
a $490 million gain associated with the transfer of certain product rights to our equity-method investment in China (for additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment).

Certain Asset Impairment Charges

When necessary, we record charges for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. For additional information, see the “Significant Accounting Policies and Application of Critical Accounting Estimates—Asset Impairment Reviews” section of our 2012 Financial Report, which was filed as Exhibit 13 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

See also Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions––Net.

Provision for Taxes on Income

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Provision for taxes on income	$1,160	$711	63
Effective tax rate on continuing operations	29.6%	29.2%

Our effective tax rate on continuing operations was 29.6% for the first quarter of 2013, compared to 29.2% for the first quarter of 2012. The effective tax rate for the first quarter of 2013 was unfavorably impacted by the non-deductibility of the goodwill derecognized and the jurisdictional mix of the other intangible assets divested as part of the transfer of certain product rights to our equity-method investment in China, largely offset by the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as the extension of the U.S. R&D tax credit, which was signed into law in January 2013, resulting in the full-year benefit of the 2012 R&D tax credit and a portion of the 2013 R&D tax credit being recorded in the first quarter of 2013. For additional information about the transfer of certain product rights, see Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

Change in Tax Law
On February 28, 2013, the Governor of Puerto Rico signed into law Act No. 2-2013, amending Sections 2101 and 2102 of the Puerto Rico Internal Revenue Code of 1994, which provided for an excise tax that was effective beginning in 2011 (Act 154). The excise tax is imposed on the purchase of products by multinational corporations and their affiliates from their Puerto Rico affiliates. As originally adopted, the excise tax was to be in effect from 2011 through 2016 and the tax rate was to decline over time from 4% in 2011 to 1% in 2016. Act No. 2-2013 extends the excise tax through 2017 and, effective July 1, 2013, increases the tax rate to 4% for all years through 2017. The impact of Act No. 2-2013 will be recorded in Cost of sales and Provision for taxes on income.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

The following table provides the components of Discontinued operations—net of tax, virtually all of which relate to our former Nutrition business:
Three Months Ended
(MILLIONS OF DOLLARS)	April 1, 2012
Revenues	$520
Pre-tax income from discontinued operations	$117
Provision for taxes on income(a)	38
Discontinued operations––net of tax	$79

(a)	Includes a deferred tax benefit of $8 million.

ADJUSTED INCOME

General Description of Adjusted Income Measure

Adjusted income is an alternative view of performance used by management, and we believe that investors’ understanding of our performance is enhanced by disclosing this performance measure. We report Adjusted income in order to portray the results of our major operations––the discovery, development, manufacture, marketing and sale of prescription medicines for humans and animals, consumer healthcare (over-the-counter) products, and vaccines––prior to considering certain income statement elements. We have defined Adjusted income as Net income attributable to Pfizer Inc. before the impact of purchase accounting for acquisitions, acquisition-related costs, discontinued operations and certain significant items. The Adjusted income measure is not, and should not be viewed as, a substitute for U.S. GAAP net income.

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

Despite the importance of this measure to management in goal setting and performance measurement, Adjusted income is a non-GAAP financial measure that has no standardized meaning prescribed by U.S. GAAP and, therefore, has limits in its usefulness to investors. Because of its non-standardized definition, Adjusted income (unlike U.S. GAAP net income) may not be comparable to the calculation of similar measures of other companies. Adjusted income is presented solely to permit investors to more fully understand how management assesses performance.

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

Discontinued Operations

Adjusted income is calculated prior to considering the results of operations included in discontinued operations, as well as any related gains or losses on the sale of such operations such as the sale of our Nutrition business, which we sold in November 2012. We believe that this presentation is meaningful to investors because, while we review our businesses and product lines for strategic fit with our operations, we do not build or run our businesses with the intent to sell them. (Restatements due to discontinued operations do not impact compensation or change the Adjusted income measure for the compensation of the restated periods, but are presented here on a restated basis for consistency across all periods.)

Certain Significant Items

Adjusted income is calculated prior to considering certain significant items. Certain significant items represent substantive, unusual items that are evaluated on an individual basis. Such evaluation considers both the quantitative and the qualitative aspect of their unusual nature. Unusual, in this context, may represent items that are not part of our ongoing business; items that, either as a result of their nature or size, we would not expect to occur as part of our normal business on a regular basis; items that would be non-recurring; or items that relate to products we no longer sell. While not all-inclusive, examples of items that could be included as certain significant items would be a major non-acquisition-related restructuring charge and associated implementation costs for a program that is specific in nature with a defined term, such as those related to our non-acquisition-related cost-reduction and productivity initiatives; amounts related to certain disposals of businesses, products or facilities that do not qualify as discontinued operations under U.S. GAAP; amounts associated with transition service agreements in support of discontinued operations after sale; certain intangible asset impairments; adjustments related to the resolution of certain tax positions; the impact of adopting certain significant, event-driven tax legislation; or charges related to certain legal matters, such as certain of those discussed in Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Normal, ongoing defense costs of the Company or settlements of and accruals on legal matters made in the normal course of our business would not be considered certain significant items.

Reconciliation

The following table provides a reconciliation of Net income attributable to Pfizer Inc., as reported under U.S. GAAP, and Non-GAAP Adjusted income:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
GAAP Reported net income attributable to Pfizer Inc.	$2,750	$1,794	53
Purchase accounting adjustments––net of tax	892	1,062	(16)
Acquisition-related costs––net of tax	68	116	(41)
Discontinued operations––net of tax	(4)	(79)	95
Certain significant items––net of tax	205	1,451	(86)
Non-GAAP Adjusted income(a)	$3,911	$4,344	(10)

(a)
The effective tax rate on Non-GAAP Adjusted income was 26.9% in the first quarter of 2013, compared with 29.0% in the first quarter of 2012. The tax rate in 2013 compared to the same period in 2012 was favorably impacted by the change in the jurisdictional mix of earnings as a result of operating fluctuations in the normal course of business, as well as the extension of the U.S. R&D tax credit, which was signed into law in January 2013, resulting in the full-year benefit of the 2012 R&D tax credit and a portion of the 2013 R&D tax credit being recorded in the first quarter of 2013.

Certain amounts and percentages may reflect rounding adjustments.

The following table provides a reconciliation of Reported diluted EPS, as reported under U.S. GAAP, and Non-GAAP Adjusted diluted EPS:
	Three Months Ended
	March 31, 2013	April 1, 2012	% Change
Earnings per common share––diluted(a)
GAAP Reported income from continuing operations attributable to Pfizer Inc. common shareholders	$0.38	$0.23	65
Income from discontinued operations––net of tax	—	0.01	(100)
GAAP Reported net income attributable to Pfizer Inc. common shareholders	0.38	0.24	58
Purchase accounting adjustments––net of tax	0.12	0.14	(14)
Acquisition-related costs––net of tax	0.01	0.02	(50)
Discontinued operations––net of tax	—	(0.01)	100
Certain significant items––net of tax	0.03	0.19	(84)
Non-GAAP Adjusted income attributable to Pfizer Inc. common shareholders	$0.54	$0.57	(5)

(a)	EPS amounts may not add due to rounding.
Certain amounts and percentages may reflect rounding adjustments.

Adjusted income, as shown above, excludes the following items:
	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012
Purchase accounting adjustments
Amortization, depreciation and other(a)	$1,237	$1,438
Cost of sales, primarily related to fair value adjustments of acquired inventory	(5)	8
Total purchase accounting adjustments––pre-tax	1,232	1,446
Income taxes(b)	(339)	(384)
Total purchase accounting adjustments––net of tax	893	1,062
Purchase accounting adjustments––net of tax, attributable to noncontrolling interests	(1)	—
Total purchase accounting adjustments––net of tax, attributable to Pfizer Inc.	892	1,062
Acquisition-related costs
Integration costs(c)	39	100
Restructuring charges(c)	21	(2)
Additional depreciation––asset restructuring(d)	35	85
Total acquisition-related costs––pre-tax	95	183
Income taxes(b)	(27)	(67)
Total acquisition-related costs––net of tax	68	116
Discontinued operations
Total discontinued operations––net of tax	(4)	(79)
Certain significant items
Restructuring charges(e)	78	499
Implementation costs and additional depreciation––asset restructuring(f)	139	318
Gain associated with the transfer of certain product rights to an equity-method investment(g)	(490)	—
Certain legal matters(h)	(87)	775
Certain asset impairment charges(h)	396	412
Costs associated with the separation of Zoetis(i)	76	38
Other	16	25
Total certain significant items––pre-tax	128	2,067
Income taxes(b)	80	(616)
Total certain significant items––net of tax	208	1,451
Certain significant items––net of tax, attributable to noncontrolling interests	(3)	—
Total certain significant items––net of tax, attributable to Pfizer Inc.	205	1,451
Total purchase accounting adjustments, acquisition-related costs, discontinued operations and certain significant items––net of tax, attributable to Pfizer Inc.	$1,161	$2,550

(a)	Included primarily in Amortization of intangible assets.

(b)
Included in Provision for taxes on income. Income taxes includes the tax effect of the associated pre-tax amounts, calculated by determining the jurisdictional location of the pre-tax amounts and applying that jurisdiction’s applicable tax rate (see Notes to Condensed Consolidated Financial Statements—Note 5A. Tax Matters: Taxes on Income from Continuing Operations).

(c)
Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—    Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(d)
Represents the impact of changes in estimated useful lives of assets involved in restructuring actions related to acquisitions. For the first quarter of 2013, included in Cost of sales ($33 million) and Selling, informational and administrative expenses ($2 million). For the first quarter of 2012, included in Cost of sales ($79 million), Research and development expenses ($5 million) and Selling, informational and administrative expenses ($1 million).

(e)
Represents restructuring charges incurred for our cost-reduction/productivity initiatives. Included in Restructuring charges and certain acquisition-related costs (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives).

(f)
Amounts primarily relate to our cost-reduction/productivity initiatives (see Notes to Condensed Consolidated Financial Statements—Note 3. Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives). For the first quarter of 2013, included in Research and development expenses ($93 million), Selling, informational and administrative expenses ($40 million)

and Cost of sales ($6 million). For the first quarter of 2012, included in Research and development expenses ($302 million) and Selling, informational and administrative expenses ($16 million).

(g)
Represents the gain associated with the transfer of certain product rights to our equity-method investment in China (see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment).

(h)	Included in Other deductions—net (see the "Other Deductions—Net" section of this MD&A and Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net).

(i)
Costs incurred in connection with the initial public offering of an approximate 19.8% ownership interest in Zoetis. Includes expenditures for banking, legal, accounting and similar services, as well as consulting and systems costs. In the first quarter of 2013, included in Selling, informational and administrative expenses ($56 million), Other deductions—net ($17 million) and Cost of sales ($3 million). In the first quarter of 2012, included in Other deductions—net ($32 million) and Selling, informational and administrative expenses ($6 million).

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Changes in the components of Accumulated other comprehensive loss for the first quarter of 2013 reflect the following:
For Foreign currency translation adjustments, reflects the weakening of several foreign currencies against the U.S. dollar, primarily the Japanese yen and the British pound, partially offset by the strengthening of several foreign currencies against the U.S. dollar, primarily the euro and the Brazilian real.
For Unrealized holding gains/(losses) on derivative financial instruments, reflects the impact of fair value adjustments. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 7. Financial Instruments.

ANALYSIS OF THE CONDENSED CONSOLIDATED BALANCE SHEETS

For information about certain of our financial assets and liabilities, including Cash and cash equivalents, Short-term investments, Long-term investments, Short-term borrowings, including current portion of long-term debt, and Long-term debt, see “Analysis of Financial Condition, Liquidity and Capital Resources” below.

Many changes in our asset and liability accounts as of March 31, 2013, compared to December 31, 2012, reflect, among other things, decreases due to the impact of foreign exchange.

For Accounts receivable, net, see “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

For Long-term investments, the change also reflects an increase associated with the transfer of certain product rights to our equity-method investment in China. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

For Goodwill, the change also reflects a decrease associated with the transfer of certain product rights, which constituted a business, to our equity-method investment in China. For additional information, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

For Identifiable intangible assets, less accumulated amortization, the change also reflects amortization, an asset impairment charge and the transfer of certain product rights to our equity-method investment in China. For additional information about the asset impairment charge, see Notes to Condensed Consolidated Financial Statements—Note 4. Other Deductions—Net. For additional information about the transfer of certain product rights, see Notes to Condensed Consolidated Financial Statements—Note 2D. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Equity-Method Investment.

For Accounts payable, the change also reflects the impact of lower expense levels and the timing of receipts and payments in the normal course of business.

For Other current liabilities, the change also reflects a decrease in restructuring-related liabilities.

For Other noncurrent liabilities, the change also reflects the impact of fair value adjustments on derivative financial instruments.

For Additional paid-in capital and Equity attributable to noncontrolling interests, the change reflects, among other things, the impact of the divestment of a 19.8% interest in Zoetis, our Animal Health subsidiary. For additional information, see Notes to

Condensed Consolidated Financial Statements—Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures.

ANALYSIS OF THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(MILLIONS OF DOLLARS)	March 31, 2013	April 1, 2012	% Change
Cash provided by/(used in):
Operating activities	$2,241	$2,774	(19)
Investing activities	(10,930)	451	*
Financing activities	434	(3,507)	*
Effect of exchange-rate changes on cash and cash equivalents	—	34	(100)
Net decrease in Cash and cash equivalents	$(8,255)	$(248)	*

*	Calculation not meaningful.

Operating Activities

Our net cash provided by operating activities was $2.2 billion in the first quarter of 2013, compared to $2.8 billion in the same period of 2012. The decrease in net cash provided by operating activities was primarily attributable to:

•
the loss of exclusivity of Lipitor and other products, resulting in lower revenues and associated expenses (see also the “Industry-Specific Challenges” section of this MD&A), partially offset by spending reductions resulting from our company-wide cost-reduction/productivity initiatives; and

•	the timing of receipts and payments in the ordinary course of business.

In the first quarter of 2013 and 2012, the line item called Other changes in assets and liabilities, net of acquisitions and divestitures, reflects changes in the ordinary course of business for accounts receivable, inventory, other current assets, accounts payable, accrued compensation and other current and non-current liabilities. For additional information about accounts receivable, see also “Selected Measures of Liquidity and Capital Resources: Accounts Receivable” below.

Investing Activities

Our net cash used in investing activities was $10.9 billion in the first quarter of 2013, compared to net cash provided by investing activities of $451 million in the same period in 2012. The change in net cash provided by/(used in) investing activities was primarily attributable to:

•	net purchases of investments of $10.8 billion in the first quarter of 2013, compared to net proceeds from redemptions and sales of investments of $1.5 billion in the first quarter of 2012, partially offset by:

•	cash paid of $782 million, net of cash acquired, for our acquisitions of Alacer and Ferrosan in the first quarter of 2012.

Financing Activities

Our net cash provided by financing activities was $434 million in the first quarter of 2013, compared to net cash used in financing activities of $3.5 billion in the same period in 2012. The change in net cash provided by/(used in) financing activities was primarily attributable to:

•	net proceeds from borrowings of $6.1 billion in the first quarter of 2013, compared to net repayments of borrowings of $233 million in the first quarter of 2012; and

•	increased proceeds from the exercise of stock options,
largely offset by:

•	purchases of common stock of $4.6 billion in the first quarter of 2013, compared to $1.7 billion in the first quarter of 2012; and

•	higher cash dividends paid.
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

Our long-term debt is rated investment grade by both Standard & Poor’s (S&P) and Moody’s Investors Service (Moody's). See the “Credit Ratings” section below. As market conditions change, we continue to monitor our liquidity position. We have taken and will continue to take a conservative approach to our financial investments. Both short-term and long-term investments consist primarily of high-quality, highly liquid, well-diversified, available-for-sale debt securities.

Selected Measures of Liquidity and Capital Resources

The following table provides certain relevant measures of our liquidity and capital resources:
(MILLIONS OF DOLLARS, EXCEPT RATIOS AND PER COMMON SHARE DATA)	March 31, 2013		December 31, 2012
Selected financial assets:
Cash and cash equivalents(a)	$2,134		$10,389
Short-term investments(a)	33,212		22,319
Long-term investments(a)	15,392		14,149
	50,738		46,857
Debt:
Short-term borrowings, including current portion of long-term debt	8,896		6,424
Zoetis long-term debt(b)	3,640		—
Other long-term debt	27,841		31,036
	40,377		37,460
Net financial assets(c)	$10,361		$9,397

Working capital	$37,220		$32,796
Ratio of current assets to current liabilities	2.35	:1	2.15	:1
Total Pfizer Inc. shareholders' equity per common share(d)	$11.51		$11.17

(a)
See Notes to Condensed Consolidated Financial Statements––Note 7. Financial Instruments for a description of certain assets held and for a description of credit risk related to our financial instruments held.

(b)
Issued by Zoetis, our Animal Health subsidiary. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 2B. Acquisitions, Divestitures, Collaborative Arrangement and Equity-Method Investment: Divestitures and Note 7D. Financial Instruments: Long-Term Debt.

(c)
Net financial assets increased as operating cash flow and the net impact of the Zoetis debt offering and IPO were partially offset by share repurchases and dividend payments. For additional information, see the “Analysis of the Condensed Consolidated Statements of Cash Flows” section of this MD&A.

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

Zoetis Debt Offering and Initial Public Offering (IPO)

On January 28, 2013, our then wholly owned subsidiary, Zoetis, issued $3.65 billion aggregate principal amount of senior notes, net of an original issue debt discount of $10 million. The notes have a weighted-average effective interest rate of 3.30%, and mature at various dates as follows: 1.15% Notes due 2016 ($400 million); 1.875% Notes due 2018 ($749 million); 3.25% Notes due 2023 ($1.349 billion); and 4.7% Notes due 2043 ($1.142 billion). On February 6, 2013, Zoetis also entered into a commercial paper program with a capacity of up to $1.0 billion; no amounts are currently outstanding under that program.

Also, on January 28, 2013, we transferred to Zoetis substantially all of the assets and liabilities of our Animal Health business in exchange for all of the Class A and Class B common stock of Zoetis, $1.0 billion of the $3.65 billion of Zoetis senior notes, and an amount of cash equal to substantially all of the cash proceeds received by Zoetis from the remaining $2.65 billion of senior notes issued. The $1.0 billion of Zoetis senior notes received by Pfizer were exchanged by Pfizer for the retirement of Pfizer commercial paper issued in 2012, and the cash proceeds received by Pfizer of approximately $2.5 billion were restricted to use for debt repayment, dividends and/or stock buybacks.

On February 6, 2013, an IPO of the Class A common stock of Zoetis was completed, pursuant to which we sold 99.015 million shares of Class A common stock of Zoetis in exchange for the retirement of approximately $2.5 billion of Pfizer commercial paper issued in 2013.

In summary, as a result of the above transactions, we received approximately $6.1 billion of cash (of which approximately $2.5 billion was restricted to use for debt repayment, dividends and/or stock buybacks), and incurred approximately $3.65 billion in Zoetis long-term debt. For additional information, see Notes to Condensed Consolidated Financial Statements––Note 7D. Financial Instruments: Long-Term Debt.

Domestic and International Short-Term Funds

Many of our operations are conducted outside the U.S., and significant portions of our cash, cash equivalents and short-term investments are held internationally. We generally hold approximately 10% to 30% of these short-term funds in U.S. tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be indefinitely reinvested outside the U.S., no accrual for U.S. taxes is provided.

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

As of March 31, 2013, we had about $1.3 billion in aggregate gross accounts receivable from governments and/or government agencies in Italy, Greece, Portugal, Spain and Ireland, where economic conditions remain challenging and uncertain. Such receivables in excess of one year from the invoice date, totaling $285 million, were as follows: $116 million in Greece; $112 million in Italy; $28 million in Portugal; $28 million in Spain; and $1 million in Ireland.

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

Our assessments about the recoverability of accounts receivables can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see Notes to Consolidated Financial Statements––Note 1C. Basis of Presentation and Significant Accounting Policies: Estimates and Assumptions included in our 2012 Financial Report, which was filed as Exhibit 13 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012.

Credit Ratings

Two major corporate debt-rating organizations, Moody’s and S&P, assign ratings to our short-term and long-term debt. A security rating is not a recommendation to buy, sell or hold securities and the rating is subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The following table provides the current ratings assigned by these rating agencies to Pfizer Inc. commercial paper and senior unsecured non-credit-enhanced long-term debt:
Name of Rating Agency	Pfizer Commercial Paper	Pfizer Long-Term Debt		Date of Last Action
	Rating	Rating	Outlook
Moody’s	P-1	A1	Stable	October 2009
S&P	A1+	AA	Stable	October 2009

The following table provides the current ratings assigned by these rating agencies to commercial paper and senior unsecured non-credit-enhanced long-term debt issued by our subsidiary, Zoetis:
Name of Rating Agency	Zoetis Commercial Paper	Zoetis Long-Term Debt		Date of Action
	Rating	Rating	Outlook
Moody’s	P-2	Baa2	Stable	January 2013
S&P	A-3	BBB-	Stable	January 2013

Debt Capacity

Pfizer Inc. and subsidiary companies, excluding Zoetis––We have available lines of credit and revolving credit agreements with a group of banks and other financial intermediaries. We maintain cash and cash equivalent balances and short-term investments in excess of commercial paper and other short-term borrowings. As of March 31, 2013, we had access to $8.8 billion of lines of credit, of which $1.8 billion expire within one year. Of these lines of credit, $8.3 billion are unused, of which our lenders have committed to loan us $7.1 billion at our request. Also, $7.0 billion of the unused lines of credit, all of which expire in 2016, may be used to support commercial paper borrowings.

Zoetis––In December 2012, our subsidiary, Zoetis, entered into a revolving credit agreement providing for a five-year $1.0 billion senior unsecured revolving credit facility, which became effective in February 2013 and expires in December 2017. Subject to certain conditions, Zoetis has the right to increase the credit facility up to $1.5 billion. In addition, on February 6, 2013, Zoetis entered into a commercial paper program with a capacity of up to $1.0 billion. While no commercial paper has been issued under that commercial paper program, Zoetis may incur indebtedness under that program in the future.

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

Off-Balance Sheet Arrangements

In the ordinary course of business and in connection with the sale of assets and businesses, we often indemnify our counterparties against certain liabilities that may arise in connection with a transaction or that are related to activities prior to a transaction. These indemnifications typically pertain to environmental, tax, employee and/or product-related matters, and patent-infringement claims. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications generally are subject to threshold amounts, specified claim periods and other restrictions and limitations. Historically, we have not paid significant amounts under these provisions and, as of March 31, 2013, recorded amounts for the estimated fair value of these indemnifications are not significant.

Certain of our co-promotion or license agreements give our licensors or partners the rights to negotiate for, or in some cases to obtain under certain financial conditions, co-promotion or other rights in specified countries with respect to certain of our products.

Share-Purchase Plans

On December 12, 2011, we announced that the Board of Directors had authorized a $10 billion share-purchase plan. On November 1, 2012, we announced that the Board of Directors had authorized an additional $10 billion share-purchase plan, which became effective on November 30, 2012.

In the first quarter of 2013, we purchased approximately 170 million shares of our common stock for approximately $4.6 billion under our publicly announced share-purchase plans. In the first quarter of 2012, we purchased approximately 77 million shares of our common stock for approximately $1.7 billion under our publicly announced share-purchase plans. After giving effect to share purchases through March 31, 2013, our remaining share-repurchase authorization was approximately $7.2 billion.

Dividends on Common Stock

In April 2013, our Board of Directors declared a dividend of $0.24 per share, payable June 4, 2013, to shareholders of record at the close of business on May 10, 2013.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

See Notes to Condensed Consolidated Financial Statements––Note 1B. Basis of Presentation and Significant Accounting Policies: Adoption of New Accounting Standards.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2013

In March 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update regarding the accounting for cumulative translation adjustment (CTA) upon derecognition of assets or investment within a foreign entity.
This new standard provides additional CTA accounting guidance on sales or transfers of foreign entity investments and assets as well as step acquisitions involving a foreign entity. The provisions of the new standard are effective January 1, 2014, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued an accounting standards update regarding the measurement of obligations resulting from joint and several liability arrangements that may include debt agreements, other contractual obligations and settled litigation or judicial rulings. The provisions of this standard require that these obligations are measured at the amount representing the agreed upon obligation of the company as well as additional liability amounts it expects to assume on behalf of other parties in the arrangement. The provisions of the new standard are effective January 1, 2014, but we do not expect the provisions of this standard to have a significant impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report and other written or oral statements that we make from time to time contain forward-looking statements that set forth anticipated results based on management’s plans and assumptions. Such forward-looking statements involve substantial risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “goal,” “objective,” "aim" and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, our anticipated future operating or financial performance, business plans and prospects, in-line products and product candidates, strategic reviews, capital allocation, business-development plans and plans related to share repurchases and dividends. In particular, these include statements relating to future actions, business plans and prospects, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, plans relating to share repurchases and dividends, government regulation and financial results, including, in particular, the financial guidance set forth in the “Our Financial Guidance for 2013” section of this MD&A, the anticipated costs and cost savings set forth in the “Restructuring Charges and Other Costs Associated with Acquisitions and Cost-Reduction/Productivity Initiatives” section of this MD&A and the contributions that we expect to make from our general assets to the Company's pension and postretirement plans during 2013 as described in Notes to Condensed Consolidated Financial Statements––Note 10. Pension and Postretirement Benefit Plans. Among the factors that could cause actual results to differ materially from past results and future plans and projected future results are the following:

•
the outcome of research and development activities including, without limitation, the ability to meet anticipated clinical trial commencement and completion dates, regulatory submission and approval dates, and launch dates for product candidates, as well as the possibility of unfavorable clinical trial results, including unfavorable new clinical data and additional analyses of existing clinical data;

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

•
the possible failure of the U.S. federal government to suspend enforcement of the federal debt ceiling beyond May 18, 2013 or to increase the federal debt ceiling and any resulting inability of the U.S. federal government to satisfy its financial obligations, including under Medicare, Medicaid and other publicly funded or subsidized health programs;

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

•	our ability to protect our patents and other intellectual property, both domestically and internationally;

•	interest rate and foreign currency exchange rate fluctuations, including the impact of possible currency devaluations in countries experiencing high inflation rates;

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

•	any changes in business, political and economic conditions due to actual or threatened terrorist activity in the U.S. and other parts of the world, and related U.S. military action overseas;

•	growth in costs and expenses;

•	changes in our product, segment and geographic mix;

•	our ability to successfully implement any strategic alternative that we decide to pursue with regard to our remaining approximately 80% ownership interest in Zoetis Inc. and the impact thereof; and

•
the impact of acquisitions, divestitures, restructurings, product recalls and withdrawals and other unusual items, including our ability to realize the projected benefits of our cost-reduction and productivity initiatives, including those related to our research and development organization.

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

Our 2012 Annual Report on Form 10-K/A listed various important factors that could cause actual results to differ materially from past and projected future results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. Readers can find them in Part I, Item 1A, of that filing under the heading “Risk Factors.” We incorporate that section of that Form 10-K/A in this filing and investors should refer to it. Reference is also made to Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated by reference from the discussion under the heading Financial Risk Management in our 2012 Financial Report, which was filed as Exhibit 13 to our 2012 Annual Report on Form 10-K/A.

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

Tax Matters

Additional information with respect to tax matters required by this Item is incorporated herein by reference to Notes to Condensed Consolidated Financial Statements––Note 5B. Tax Matters: Tax Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

We account for income tax contingencies using a benefit recognition model. If our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit: (i) if there are changes in tax law, analogous case law or there is new information that sufficiently raise the likelihood of prevailing on the technical merits of the position to "more likely than not"; (ii) if the statute of limitations expires; or (iii) if there is a completion of an audit resulting in a favorable settlement of that tax year with the appropriate agency. We regularly re-evaluate our tax positions based on the results of audits of federal, state and foreign income tax filings, statute of limitations expirations, changes in tax law or receipt of new information that would either increase or decrease the technical merits of a position relative to the “more-likely-than-not” standard.

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

Item 1A. Risk Factors

The “Our Operating Environment” and “Forward-Looking Information and Factors That May Affect Future Results” sections of the MD&A and Part I, Item 1A, “Risk Factors”, of our 2012 Annual Report on Form 10-K/A are incorporated by reference herein. There have been no material changes from the risk factors discussed in Part I, Item 1A, “Risk Factors”, of our 2012 Annual Report on Form 10-K/A. Set forth below is an expansion of the disclosure that was included in our 2012 Annual Report on Form 10K/A concerning counterfeit products as a risk factor.

Counterfeit Products

A counterfeit medicine is one that has been deliberately and fraudulently mislabeled as to its identity and source. A counterfeit Pfizer medicine, therefore, is one manufactured by someone other than Pfizer, but which appears to be the same as an authentic Pfizer medicine. The prevalence of counterfeit medicines is a significant and growing industry-wide issue due to a variety of factors, including, but not limited to, the following: the widespread use of the internet, which has greatly facilitated the ease by which counterfeit medicines can be advertised, purchased and delivered to individual patients; the availability of sophisticated technology that makes it easier for counterfeiters to make counterfeit medicines; the growing involvement in the medicine supply chain of under-regulated wholesalers and repackagers; the importation of medicines across borders; and the relatively modest risk of penalties faced by counterfeiters. Further, laws against pharmaceutical counterfeiting vary greatly from country to country, and the enforcement of existing law varies greatly from jurisdiction to jurisdiction. For example, in some countries, pharmaceutical counterfeiting is not a crime; in others, it may result in only minimal sanctions. In addition, those involved in the distribution of counterfeit medicines use complex transport routes in order to evade customs controls by disguising the true source of their products.

Counterfeit medicines pose a risk to patient health and safety because of the conditions under which they are manufactured—often in unregulated, unlicensed, uninspected and unsanitary sites—as well as the lack of regulation of their contents. Failure to mitigate the threat of counterfeit medicines, which is exacerbated by the complexity of the supply chain, could adversely impact our business, by, among other things, causing the loss of patient confidence in the Pfizer name and in the integrity of our medicines, potentially resulting in lost sales, product recalls, and an increased threat of litigation.

We undertake significant efforts to counteract the threats associated with counterfeit medicines, including, among other things, working with the FDA and other regulatory authorities and multinational coalitions to combat the counterfeiting of medicines and supporting efforts by law enforcement authorities to prosecute counterfeiters; assessing new and existing technologies to seek to make it more difficult for counterfeiters to copy our products and easier for patients and healthcare providers to distinguish authentic from counterfeit medicines; implementing business practices designed to protect patient health; promoting public policies intended to hinder counterfeiting; and working collaboratively with wholesalers, pharmacies, customs offices, and law enforcement agencies to increase inspection coverage, monitor distribution channels, and improve surveillance of distributors and repackagers. No assurance can be given, however, that our efforts and the efforts of others will be successful, and the presence of counterfeit medicines may continue to increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our purchases of shares of the Company's common stock during the first fiscal quarter of 2013:

Issuer Purchases of Equity Securities(a)

Period	Total Number of Shares Purchased(b)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(a)
January 1, 2013, through January 27, 2013	45,302,728	$26.19	45,066,964	$10,625,189,395
January 28, 2013, through February 24, 2013	55,099,679	$27.23	54,836,978	$9,131,951,425
February 25, 2013, through March 31, 2013	74,797,684	$27.80	70,089,582	$7,180,320,875
Total	175,200,091	$27.21	169,993,524

(a)
On December 12, 2011, we announced that the Board of Directors had authorized a $10 billion share-repurchase plan (the December 2011 Stock Purchase Plan). On November 1, 2012, we announced that the Board of Directors had authorized an additional $10 billion share-purchase plan, which became effective on November 30, 2012 (the November 2012 Stock Purchase Plan).

(b)
In addition to amounts purchased under the December 2011 and November 2012 Stock Purchase Plans, these columns reflect the following transactions during the first fiscal quarter of 2013: (i) the surrender to Pfizer of 4,049,833 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock and restricted stock units issued to employees; (ii) the open market purchase by the trustee of 2,464 shares of common stock in connection with the reinvestment of dividends paid on common stock held in trust for employees who were granted performance share awards and who deferred receipt of such awards; and (iii) the surrender to Pfizer of 1,154,270 shares of common stock to satisfy tax withholding obligations in connection with the vesting of performance share awards and total shareholder return units issued to employees.

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
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase
XBRL Taxonomy Extension Definition Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pfizer Inc.
(Registrant)

Dated:	May 9, 2013	/s/ Loretta V. Cangialosi
Loretta V. Cangialosi, Senior Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)